Form 10-Q
period 2002-09-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2002-12-12
CIK 1171500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

            or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

      For the transition period from                to

                        Commission File Number 001-31341

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

            Bermuda                                            Not Applicable
            -------                                            --------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

Clarendon House, 2 Church Street, Hamilton, Bermuda                 HM11
---------------------------------------------------              ----------
     (Address of Principal Executive Offices)                    (Zip Code)

                                 (441) 295-5950
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            Yes    No  X   (not subject to such filing requirements for the past
               ---    ---   90 days)

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes    No  X
                                ---    ---
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            43,004,000 Common Shares
                             as of December 11, 2002

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
     QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements .........................................         1

        Platinum Underwriters Holdings, Ltd. and Subsidiaries

            Consolidated Balance Sheet as of September 30, 2002
              (Unaudited) ............................................         1

            Notes to Consolidated Balance Sheet as of
              September 30, 2002 (Unaudited) .........................         2

        Pro Forma Financial Statements ...............................         5

            Pro Forma Consolidated Balance Sheet as of September 30, 2002
              (Unaudited) ............................................         6

            Notes to Pro Forma Consolidated Balance Sheet as of
              September 30, 2002 (Unaudited) .........................         7

            Pro Forma Combined Statements of Underwriting Results
              for the Three Months Ended September 30, 2002 and
              2001 (Unaudited) .......................................         8

            Pro Forma Combined Statements of Underwriting Results
              for the Nine Months Ended September 30, 2002 and
              2001 (Unaudited) .......................................         9

            Notes to Pro Forma Combined Statements of Underwriting
              Results for the Three and Nine Months Ended September
              30, 2002 and 2001 (Unaudited) ..........................        10

Item 2. Management's Discussion and Analysis of Pro Forma Financial
          Condition and Underwriting Results .........................        12

Item 3. Quantitative and Qualitative Disclosure about Market Risk ....        28

Item 4. Controls and Procedures ......................................        29

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings ............................................        31

Item 2. Changes in Securities and Use of Proceeds ....................        31

Item 3. Defaults Upon Senior Securities ..............................        31

Item 4. Submission of Matters to a Vote of Security Holders ..........        31

Item 5. Other Information ............................................        31

Item 6. Exhibits and Reports on Form 8-K .............................        31

        (a) Exhibits .................................................        31

        (b) Reports on Form 8-K ......................................        31

THE PREDECESSOR BUSINESS

        Combined Statements of Underwriting Results for the Three
          and Nine Months Ended September 30, 2002 and 2001
          (Unaudited) ................................................       P-2

        Combined Statements of Identifiable Assets and Liabilities
          as of September 30, 2002 (Unaudited) and December 31,
          2001 .......................................................       P-3

        Combined Statements of Identifiable Cash Flows for the Three
          and Nine Months Ended September 30, 2002 and 2001
          (Unaudited) ................................................       P-4

        Notes to Predecessor Combined Statements
          (Unaudited) ................................................       P-5

        Management's Discussion and Analysis of Financial Condition
          and Underwriting Results of the Predecessor
          Business ...................................................       P-9

SIGNATURES

EXHIBIT INDEX

EXHIBITS

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

ASSETS
  Cash ...................................................   $120,000
  Cash held in trust .....................................     10,000
                                                             --------
    Total assets .........................................   $130,000
                                                             ========

LIABILITIES
  Payable to affiliate ...................................     10,000
                                                             --------

SHAREHOLDER'S EQUITY
  Common Shares - (par value $0.01:  135,000,000 shares
    authorized; 1,200,000 shares issued and outstanding) .     12,000
  Additional paid-in capital .............................    108,000
                                                             --------

  Total shareholder's equity .............................    120,000
                                                             --------

  Total liabilities and shareholder's equity .............   $130,000
                                                             ========

See accompanying notes to consolidated balance sheet.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

      This report should be read in conjunction with the Registration Statement on Form S-1 (Registration No. 333-86906) (the "S-1 Registration Statement") of Platinum Underwriters Holdings, Ltd. ("Platinum Holdings").

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION AND CONSOLIDATION

      The consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). This balance sheet reflects the consolidated position of Platinum Holdings and its subsidiaries (the "Company"), including Platinum Re (UK) Limited ("Platinum UK"), Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda"), Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings ("Platinum Ireland") and, after its acquisition by Platinum Holdings from The St. Paul Companies, Inc. ("St. Paul") upon completion of the initial public offering of the common shares, par value $0.01 per share (the "Common Shares") of Platinum Holdings (the "Public Offering"), Platinum Underwriters Reinsurance, Inc. ("Platinum US"). All material intercompany transactions have been eliminated in preparing these consolidated financial statements.

      The Company's initial capitalization of $120,000, as reflected in the consolidated balance sheet, was provided by an organizing trust on April 24, 2002.

      Platinum Holdings was incorporated on April 19, 2002 and was capitalized on April 24, 2002 under the laws of Bermuda to hold subsidiaries that provide property, casualty, and other reinsurance to insurers and reinsurers on a worldwide basis. As of September 30, 2002, cash of $10,000, provided by St. Paul, was held in trust on behalf of Platinum Holdings to pay specified formation expenses. Upon the completion of the Public Offering, this amount will be repaid to St. Paul.

      The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein. The preparation of interim consolidated financial statements relies significantly upon estimates. U.S. GAAP requires management to make current estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those current estimates. Due to nominal activity, the Company has not included a consolidated statement of operations, comprehensive income, shareholder's equity and cash flows.

      Reference should be made to the Notes to Consolidated Balance Sheet on pages F-4 to F-12 of the S-1 Registration Statement. The amounts in those notes have not changed materially except as in the ordinary course of business or as otherwise disclosed in these notes.

2.    CREDIT FACILITY

      Platinum Holdings has entered into a 364-day committed credit facility with a group of banks which will provide $100 million of aggregate borrowing capacity. The credit facility contains various covenants and agreements, including the requirement to maintain a specified tangible net worth and leverage ratios, and terminates on June 20, 2003 unless extended with the consent of the banks. It was a condition to Platinum Holdings' ability to borrow under the credit facility that it receive not less than $825,000,000 of aggregate proceeds (net of the underwriters' discount) from the sale of its Common Shares in the Public Offering and the sale of its Common Shares to St. Paul and RenaissanceRe Holdings Ltd. ("RenaissanceRe") in the private placements as described in Note 4 below.

3.    CONTINGENT LIABILITIES

      Upon completion of the Public Offering, the Company will reimburse St. Paul for expenses incurred by St. Paul in connection with the formation and maintenance of the Company, including insurance costs, legal fees, bank expenses and salaries. Total expenses incurred as of September 30, 2002 were $6.4 million.

4.    SUBSEQUENT EVENT: PUBLIC OFFERINGS AND RELATED TRANSACTIONS

      On November 1, 2002, Platinum Holdings completed the Public Offering of 33,044,000 Common Shares at a price to the public of $22.50 per share. Concurrently with the completion of the Public Offering, Platinum Holdings sold 6,000,000 Common Shares (or 14% of the outstanding Common Shares) to St. Paul at a price of $22.50 per share less the underwriting discount (the "St. Paul Investment") in a private placement pursuant to a Formation and Separation Agreement dated as of October 28, 2002 between Platinum Holdings and St. Paul (the "Formation Agreement"). The Bye-laws of Platinum Holdings provide that the voting power of St. Paul's Common Shares is limited to 9.9% of the voting power of the outstanding Common Shares. Pursuant to the Formation Agreement, St. Paul received an option to purchase up to 6,000,000 additional Common Shares at any time during the ten years following the Public Offering at a price of $27.00 per share (the "St. Paul Option"). In return for the Common Shares and the St. Paul Option, St. Paul contributed to the Company cash in the amount of $123 million and substantially all of the continuing reinsurance business and related assets (the "Transferred Business") of the reinsurance segment of St. Paul ("St. Paul Re"), including all of the outstanding capital stock of Platinum US. Among the fixed assets transferred were furniture, equipment, systems and software, and the intangible assets included broker lists, contract renewal rights and licenses. These assets will be recorded at the values reflected on St. Paul's books at the time of transfer.

      Concurrently with the completion of the Public Offering, Platinum Holdings sold 3,960,000 Common Shares (or 9% of the outstanding Common Shares) to RenaissanceRe at a price of $22.50 per share less the underwriting discount (the "RenaissanceRe Investment") in a private placement pursuant to an Investment Agreement dated as of September 20, 2002 by and among Platinum Holdings, St. Paul and RenaissanceRe (the "Investment Agreement"). Pursuant to the Investment Agreement, RenaissanceRe received an option to purchase up to 2,500,000 additional Common Shares at any time during the ten years following the Public Offering at a purchase price of $27.00 per share (the "RenaissanceRe Option").

      The St. Paul Option was granted as part of the aggregate consideration for St. Paul's cash contribution and its contribution of the Transferred Business and its sponsorship of the Company, and was not granted in compensation for services. Similarly, the RenaissanceRe Option was granted to RenaissanceRe in its role as a strategic investor through the RenaissanceRe Investment, and was not granted in compensation for services. Accordingly, no compensation expense related to these options is recognized in the Company's pro forma combined statements of underwriting results, nor will compensation expense related to these options be recognized in the Company's consolidated financial statements for periods following the completion of the Public Offering. For periods following the completion of the Public Offering, the Company will report earnings per share on a basic and diluted basis. The diluted earnings per share will reflect the dilutive effect of all dilutive instruments, including all outstanding options to purchase Common Shares.

      Concurrently with the completion of the Public Offering, Platinum Holdings completed the initial public offering of 5,500,000 equity security units at a price of $25 per unit (the "ESU Offering"). Each equity security unit consists of a contract to purchase Common Shares in 2005, and an ownership interest in a senior note, due 2007, of Platinum Finance. Platinum Holdings will make quarterly contract adjustment payments under the purchase contracts of 1.75% per year of the stated amount of $25 per unit. In addition, Platinum Finance will make quarterly interest payments on the senior notes at an annual rate of 5.25%. The senior notes are guaranteed by Platinum Holdings on a senior, unsecured basis and are pledged as collateral to secure the holders' obligations to acquire Common Shares in 2005.

      The net proceeds received from the above-described transactions and transferred to the subsidiaries were as follows ($ in millions):

                   PROCEEDS RECEIVED
                   Public Offering ...........   $  703
                   ESU Offering ..............      132
                   Private Placements ........      212
                                                 ------
                                                 $1,047
                                                 ======
                   PROCEEDS TRANSFERRED
                   Platinum Bermuda ..........   $  485
                   Platinum US ...............      354
                   Platinum UK ...............      150
                   Other Entities ............       58
                                                 ------
                                                 $1,047
                                                 ======

      In connection with the Public Offering, Platinum Holdings and its subsidiaries entered into various agreements with St. Paul and its affiliates and RenaissanceRe and its affiliates, as described in the S-1 Registration Statement (the "Inception Agreements"). These agreements include several quota share retrocession agreements pursuant to which St. Paul's subsidiaries transferred the liabilities, related assets and rights and risks under substantially all of the reinsurance contracts entered into by St. Paul's subsidiaries on or after January 1, 2002 (except for certain liabilities relating to the flooding in Europe in August 2002, named storms in existence at the time of the completion of the Public Offering, and business underwritten in London for certain financial services companies) (the "Quota Share Retrocession Agreements"). These agreements provided for the transfer to the Company of cash and other assets in an amount equal to substantially all of the existing loss reserves (excluding reserves relating to liabilities retained by St. Paul), allocated loss adjustment expense reserves, other reserves related to non-traditional reinsurance treaties, unearned premium reserves (subject to agreed upon adjustments) and other related reserves, which relate to contracts entered into after January 1, 2002, as of the date of the transfer (as determined 90 days after such date) and 100% of future premiums (less any ceding commission under the Quota Share Retrocession Agreements) associated with the reinsurance contracts relating to periods after the date of the transfer.

      Platinum Holdings also entered into a five-year Services and Capacity Reservation Agreement with RenaissanceRe, effective October 1, 2002 (the "RenaissanceRe Services and Capacity Reservation Agreement"), pursuant to which RenaissanceRe will provide services to the Company in connection with its property catastrophe book of business. At the Company's request, RenaissanceRe will analyze the Company's property catastrophe treaties and contracts and, based upon such analysis, will provide the Company with quotations for rates for non-marine non-finite property catastrophe retrocessional coverage with aggregate limits up to $100,000,000 annually, either on an excess-of-loss or proportional basis. The fee for the coverage commitment and the services provided by RenaissanceRe under this agreement is $4 million at inception and at each anniversary, adjusted to 3.5% of the Company's gross written non-marine non-finite property catastrophe premium for the previous annual period, if such amount is greater than $4 million. Either party may terminate this agreement if the other is deemed impaired or insolvent by applicable regulatory or judicial authorities or is the subject of conservation, rehabilitation, liquidation, bankruptcy or similar insolvency proceedings.

      On October 28, 2002, Platinum Holdings increased its authorized shares to 225,000,000 from the 135,000,000 that were previously authorized.

      On December 4, 2002, Platinum UK received approval from the Financial Services Authority to write the business conducted by St. Paul Re in the United Kingdom.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                         PRO FORMA FINANCIAL STATEMENTS

      The Company's pro forma consolidated balance sheet and pro forma combined underwriting results presented herein are not indicative of the actual results that the Company expects to achieve once the Company commences operations. Many factors may cause the Company's actual results to differ materially from the pro forma financial statements including, but not limited to, the following:

      - The Company's pro forma combined statement of underwriting results includes premium and loss development on business entered into prior to January 1, 2002. Under the Quota Share Retrocession Agreements, the Company is assuming no premium or loss development on business entered into prior to January 1, 2002. As such, the Company's reported results in the Company's initial years of operation will not be subject to prior year development for periods prior to January 1, 2002. Therefore, the Company's reported premiums written and earned and reported losses and loss adjustment expenses in the Company's initial years of operation could be substantially lower than as presented in the Company's pro forma combined statement of underwriting results.

      - Following the Public Offering, the Company will report underwriting results under the Quota Share Retrocession Agreements for the period through the date of completion of the Public Offering based on the application of retroactive reinsurance accounting, resulting in the premiums earned and losses incurred by St. Paul during such period being excluded from the Company's statement of underwriting results. Due to this exclusion, following the Public Offering, the Company's reported 2002 premiums written and earned and the Company's net underwriting results in 2002 could be substantially different than as presented in the Company's pro forma combined statement of underwriting results.

      - The Company's pro forma consolidated balance sheet reflects the inception of the Quota Share Retrocession Agreements assuming transferred balances as of September 30, 2002. The Company's actual consolidated balance sheet will report transferred amounts determined as of 12:01 a.m. on November 2, 2002. Accordingly, underwriting gain or loss with respect to the assumed reinsurance contracts for the period from January 1, 2002 through the time of transfer will be retained by St. Paul.

      - Although the Company expects to continue to be afforded the benefits of most of St. Paul Re's retrocessional reinsurance program through their expiration during 2002, the Company may enter into retrocessional reinsurance contracts with significantly different terms and conditions from those that have been made available to the Company from St. Paul Re and which form the basis of the Company's initial operations.

      - The additional and reinstatement premiums recorded in 2001 by St. Paul Re's Finite Risk operating segment were primarily caused by losses relating to the September 11, 2001 terrorist attack. These additional and reinstatement premiums were unusually high and not necessarily indicative of the recurring premium volume the Company expects to write in that business segment.

      - The Company's pro forma financial statements continue to reflect the discounting of the liability for certain assumed reinsurance contracts based on the Company's current intention to make arrangements to permit such discounting. If the Company does not put such arrangements in place, reinsurance contracts of a similar type entered into in the future would be reported on an undiscounted basis.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                      PRO FORMA CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                                            ADJUSTMENTS
                                                   -------------------------------------------------------------
                                    HISTORICAL        (1)               (2)             (3)              (4)          PRO FORMA
                                    ----------        ---               ---             ---              ---          ---------
                                                                         ($ IN THOUSANDS)
ASSETS
  Investments ..................   $        --     $   786,798      $   125,673     $   132,000      $        --     $ 1,044,471
  Cash .........................           130              --            1,902              --          288,648         290,680
  Deferred acquisition costs ...            --              --               --              --           33,015          33,015
  Funds held by
    reinsured ..................            --              --               --              --           60,077          60,077
  Other assets .................            --           6,767            6,612           5,500               --          18,879
                                   -----------     -----------      -----------     -----------      -----------     -----------
    TOTAL ASSETS ...............   $       130     $   793,565      $   134,187     $   137,500      $   381,740     $ 1,447,122
                                   ===========     ===========      ===========     ===========      ===========     ===========

LIABILITIES
  Unpaid losses and
    loss adjustment
    expense reserves ...........   $        --     $        --      $        --     $        --      $   199,680     $   199,680
  Unearned premium reserves ....            --              --               --              --          158,232         158,232
  Debt obligations .............            --              --               --         137,500               --         137,500
  Financial reinsurance
    liabilities ................            --              --               --              --           23,828          23,828
  Other liabilities ............            10          17,183               --           6,639               --          23,832
                                   -----------     -----------      -----------     -----------      -----------     -----------
    TOTAL LIABILITIES ..........   $        10     $    17,183      $        --     $   144,139      $   381,740     $   543,072
                                   ===========     ===========      ===========     ===========      ===========     ===========

SHAREHOLDERS' EQUITY
  Common Shares ................   $        12     $       358      $        60     $        --      $        --     $       430
  Additional paid-in capital ...           108         786,440          134,127          (6,639)              --         914,036
  Retained earnings ............            --         (10,416)              --              --               --         (10,416)
                                   -----------     -----------      -----------     -----------      -----------     -----------
    TOTAL SHAREHOLDERS' EQUITY .   $       120     $   776,382      $   134,187     $    (6,639)     $        --     $   904,050
                                   ===========     ===========      ===========     ===========      ===========     ===========

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY .........   $       130     $   793,565      $   134,187     $   137,500      $   381,740     $ 1,447,122
                                   ===========     ===========      ===========     ===========      ===========     ===========

See accompanying notes to pro forma consolidated balance sheet.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                  NOTES TO PRO FORMA CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

      The Company has prepared its unaudited pro forma consolidated balance sheet as of September 30, 2002 to reflect the Company's initial capitalization in the amount of $120,000.

      The following describe amounts included in the "Adjustments" columns above:

      1. Amounts reflecting (a) the receipt of approximately $787 million, representing the net proceeds from the Public Offering and the RenaissanceRe Investment ($703 million and $84 million, respectively) based on the Public Offering price of $22.50 per share, without giving effect to any exercise of the St. Paul Option or the RenaissanceRe Option, (b) the redemption of the Common Shares that were issued at inception and capital contributed prior to the Public Offering, (c) the payment of certain formation and organization expenses, of which $10.4 million has been expensed, and
            (d) the Company entering into, and accruing for, the RenaissanceRe Services and Capacity Reservation Agreement as of September 30, 2002. Additional formation and organization expenses were incurred prior to completion of the Public Offering. The net proceeds from the Public Offering will be invested in long-term, taxable fixed income securities.

      2. Amounts representing the receipt of St. Paul's cash contribution of $123 million and the contribution of the Transferred Business at historical cost in exchange for the issuance of Common Shares and the St. Paul Option. Amounts related to net tangible assets contributed to the Company by St. Paul are recorded at St. Paul's book value as of September 30, 2002. Assets as of September 30, 2002 include approximately $5 million of net assets of Platinum US consisting of cash and cash equivalents (which reflect a dividend of $15 million to be paid, prior to the completion of the Public Offering, to United States Fidelity and Guaranty Company ("USF&G"), the former parent of Platinum US) as well as approximately $7 million of tangible assets and other intangible assets such as broker and customer lists and contract renewal rights and licenses. The net proceeds from St. Paul's cash contribution will be invested in long-term, taxable fixed income securities.

      3. Amounts reflecting the receipt of approximately $132 million, representing the net proceeds from the ESU Offering and recognition of the present value of future contract adjustment payments ($6.6 million) payable on the purchase contracts contained within the equity security units. The net proceeds from the ESU Offering will be invested in long-term, taxable fixed income securities.

      4. Amounts reflecting Platinum US entering into the Quota Share Retrocession Agreements with St. Paul Re reinsuring certain assumed reinsurance contracts as of September 30, 2002.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
              PRO FORMA COMBINED STATEMENTS OF UNDERWRITING RESULTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                      THREE MONTHS ENDED SEPTEMBER 30, 2002

                                          HISTORICAL                        ADJUSTMENTS              PRO-FORMA
                                                         --------------------------------------
                                         ST. PAUL RE       (1)            (2)            (3)         PLATINUM
                                         -----------       ---            ---            ---         --------
                                                                    ($ IN MILLIONS)
NET PREMIUMS EARNED
  Net premiums written ...............    $     234      $     (21)                   $      --      $     213
  Change in unearned premiums, net ...           73            (29)                          --             44
                                          ---------      ---------      ---------     ---------      ---------
    Net premiums earned ..............          307            (50)            --            --            257
                                          ---------      ---------      ---------     ---------      ---------

LOSSES AND UNDERWRITING EXPENSES
  Losses and loss adjustment expenses           249            (22)                          --            227
  Policy acquisition expenses ........           56            (14)                          --             42
  Other underwriting expenses ........           23             (6)                           1             18
                                          ---------      ---------      ---------     ---------      ---------
    Total underwriting
       losses and expenses ...........    $     328      $     (42)     $      --     $       1      $     287
                                          ---------      ---------      ---------     ---------      ---------
  UNDERWRITING LOSS ..................    $     (21)     $      (8)     $      --     $      (1)     $     (30)
                                          =========      =========      =========     =========      =========

                      THREE MONTHS ENDED SEPTEMBER 30, 2001

                                         HISTORICAL                    ADJUSTMENTS                   PRO-FORMA
                                                        ---------------------------------------
                                         ST. PAUL RE        (1)            (2)           (3)         PLATINUM
                                         -----------        ---            ---           ---         --------
                                                                     ($ IN MILLIONS)
NET PREMIUMS EARNED
  Net premiums written ...............    $     495      $     (22)     $      --     $      --      $     473
  Change in unearned premiums, net ...          (50)             1             --            --            (49)
                                          ---------      ---------      ---------     ---------      ---------
    Net premiums earned ..............          445            (21)            --            --            424
                                          ---------      ---------      ---------     ---------      ---------

LOSSES AND UNDERWRITING EXPENSES
  Losses and loss adjustment expenses           904            (97)                          --            807
  Policy acquisition expenses ........           30            (22)                          --              8
  Other underwriting expenses ........           24             (5)                           1             20
                                          ---------      ---------      ---------     ---------      ---------
    Total underwriting
       losses and expenses ...........    $     958      $    (124)     $      --     $       1      $     835
                                          ---------      ---------      ---------     ---------      ---------

  UNDERWRITING (LOSS) GAIN ...........    $    (513)     $     103      $      --     $      (1)     $    (411)
                                          =========      =========      =========     =========      =========

See accompanying notes to pro forma combined statements of underwriting results.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES PRO FORMA COMBINED STATEMENTS OF UNDERWRITING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                  HISTORICAL                   ADJUSTMENTS                   PRO-FORMA
                                                 --------------------------------------
                                 ST. PAUL RE        (1)            (2)           (3)         PLATINUM
                                 -----------        ---            ---           ---         --------
                                                             ($ IN MILLIONS)
NET PREMIUMS EARNED
  Net premiums written ........   $     897      $     (82)                   $      --      $     815
  Change in unearned
    premiums, net .............          92            (77)                          --             15
                                  ---------      ---------      ---------     ---------      ---------
    Net premiums earned .......         989           (159)            --            --            830
                                  ---------      ---------      ---------     ---------      ---------

LOSSES AND UNDERWRITING
EXPENSES
  Losses and loss adjustment
    expenses ..................         709           (132)                          --            577
  Policy acquisition expenses .         233            (47)                          --            186
  Other underwriting expenses .          59            (12)                           5             52
                                  ---------      ---------      ---------     ---------      ---------
    Total underwriting
      losses and expenses .....   $   1,001      $    (191)     $      --     $       5      $     815
                                  ---------      ---------      ---------     ---------      ---------
  UNDERWRITING (LOSS) GAIN ....   $     (12)     $      32      $      --     $      (5)     $      15
                                  =========      =========      =========     =========      =========

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                 HISTORICAL                    ADJUSTMENTS                    PRO-FORMA
                                                 ---------------------------------------
                                 ST. PAUL RE        (1)            (2)            (3)         PLATINUM
                                 -----------        ---            ---            ---         --------
                                                             ($ IN MILLIONS)
NET PREMIUMS EARNED
  Net premiums written .......    $   1,196      $    (149)     $       2      $      --      $   1,049
  Change in unearned
    premiums, net ............         (151)            15             (1)            --           (137)
                                  ---------      ---------      ---------      ---------      ---------
    Net premiums earned ......        1,045           (134)             1             --            912
                                  ---------      ---------      ---------      ---------      ---------
LOSSES AND UNDERWRITING
EXPENSES
  Losses and loss adjustment
    expenses .................        1,330           (179)                           --          1,151
  Policy acquisition expenses           218            (61)                           --            157
  Other underwriting expenses            66            (14)                            5             57
                                  ---------      ---------      ---------      ---------      ---------
    Total underwriting
      losses and expenses ....    $   1,614      $    (254)     $      --      $       5      $   1,365
                                  ---------      ---------      ---------      ---------      ---------
  UNDERWRITING (LOSS) GAIN ...    $    (569)     $     120      $       1      $      (5)     $    (453)
                                  =========      =========      =========      =========      =========

See accompanying notes to pro forma combined statements of underwriting results.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES NOTES TO PRO FORMA COMBINED STATEMENTS OF UNDERWRITING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

      The Company has prepared its unaudited pro forma combined statements of underwriting results to represent the Company's reinsurance business as if the Company had commenced its operations and the Public Offering, the ESU Offering, the St. Paul Investment and the RenaissanceRe Investment had been completed as of January 1, 2001. The Company's presentation of its unaudited pro forma underwriting results assumes that all of the Inception Agreements, including the RenaissanceRe Services and Capacity Reservation Agreement, were entered into as of January 1, 2001. The Company has based its presentation on St. Paul Re's actual underwriting results for the periods presented. For a discussion of the historical results of underwriting of St. Paul Re, see "The Predecessor Business." The Company has then adjusted these historical results to remove any of St. Paul Re's reinsurance businesses that will not be part of the Company following the completion of this Public Offering. The pro forma combined underwriting results assume that all other retrocessional reinsurance with respect to the assumed reinsurance contracts entered into in 2002 will remain available to the Company.

      The Company's future results will depend in part on the amount of the Company's investment income, which cannot be predicted and which will fluctuate depending upon the types of investments the Company selects, the Company's underwriting results and market factors. Actual tax expense in future periods will be based on underwriting results plus investment income and other income and expense items not reflected in the pro forma combined statements of underwriting results. The Company's effective tax rate will reflect the proportion of income recognized by the Company's operating subsidiaries, with Platinum US taxed at the U.S. corporate income tax rate (35%), Platinum UK taxed at the U.K. corporate tax rate (generally 30%), Platinum Ireland taxed at a 25% corporate tax rate on non-trading income and a 16% corporate tax rate on trading income (the latter rate to be reduced to 12.5% as of January 1, 2003), and Platinum Bermuda taxed at a zero corporate tax rate. In 2002, the Company expects to have a greater portion of the Company's income subject to U.S. taxation and U.K. taxation than the Company expects to have in the future because the Company's Bermuda operations are entirely new but can be expected to grow as a proportion of the Company's business. As a result of changes in the Company's geographic distribution of taxable income as well as changes in the amount of the Company's non-taxable income and expense, the relationship between the Company's reported income before tax and the Company's income tax expense may change significantly from one period to the next.

      The following describe amounts deducted in the "Adjustments" columns above:

      1. Amounts related to St. Paul Re's reinsurance business representing lines of business that will not be transferred to the Company, including aviation and bond and credit reinsurance, certain financial risk and capital markets reinsurance products, and certain North American business previously underwritten in London. The Company will not obtain the renewal rights to these lines of business and will not assume liabilities related to these lines of business.

      2. Amounts related to St. Paul Re's allocations from St. Paul's corporate aggregate excess-of-loss reinsurance program, and

      3. Amounts related to the RenaissanceRe Services and Capacity Reservation Agreement.

      Included in the nine months ended September 30, 2001 pro forma combined underwriting results are pre-tax losses related to the September 11, 2001 terrorist attack totaling $402 million. This amount includes gross losses and loss adjustment expenses of $725 million, $144 million of ceded reinsurance, $89 million of additional and reinstatement premiums and $90 million of reduced contingent commission expenses.

      The St. Paul Option will be granted as part of the aggregate consideration for St. Paul's cash contribution and its contribution of the Transferred Business and its sponsorship of the Company, and is not being granted in compensation for services. Similarly, the RenaissanceRe Option will be granted to RenaissanceRe in its role as a strategic investor through the RenaissanceRe Investment, and is not being granted in compensation for services. Accordingly, no compensation expense related to these options is recognized in the Company's pro forma combined statements of underwriting results, nor will compensation expense related to these options be recognized in the Company's consolidated financial statements for periods following the completion of the Public Offering. For periods following the completion of the Public Offering, the Company will report earnings per share on a basic and diluted basis. The diluted earnings per share will reflect the dilutive effect of all dilutive instruments, including all outstanding options to purchase Common Shares.

      The following presents a reconciliation of the amounts in Adjustment column 1 to amounts in the Notes to Predecessor Combined Financial Statements (on pages P-5 through P-8) for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001.

      Reconciliation of Amounts for the Three Months Ended September 30, 2002 and September 30, 2001:

                                              SEPTEMBER 30, 2002                     SEPTEMBER 30, 2001
                                              ------------------                     ------------------
                                        NET PREMIUMS      UNDERWRITING          NET PREMIUMS      UNDERWRITING
                                           EARNED            RESULT                EARNED            RESULT
                                           ------            ------                ------            ------
                                               ($ IN MILLIONS)                          ($ IN MILLIONS)
Activity related to lines of
  business identified by St.
  Paul to be exited including
  certain foreign offices,
  plus allocation of St. Paul
  corporate aggregate excess-
  of-loss reinsurance program
  (per page P-7) ...................           70                 3                    39              (154)

Lines of business written in
  St. Paul's foreign closed
  offices which St. Paul  has
  exited but which are being
  transferred to the Company
  as continuing business ...........          (20)                5                   (18)               51
                                           ------            ------                ------            ------
Pro forma adjustment related
  to lines of business written
  by St. Paul Re that will not
  be transferred to the
  Company (per page 8) .............           50                 8                    21              (103)
                                           ======            ======                ======            ======

      Reconciliation of Amounts for the Nine Months Ended September 30, 2002 and September 30, 2001:

                                              SEPTEMBER 30, 2002                     SEPTEMBER 30, 2001
                                              ------------------                     ------------------
                                        NET PREMIUMS      UNDERWRITING          NET PREMIUMS      UNDERWRITING
                                           EARNED            RESULT                EARNED            RESULT
                                           ------            ------                ------            ------
                                               ($ IN MILLIONS)                          ($ IN MILLIONS)
Activity related to lines of
  business identified by St.
  Paul to be exited including
  certain foreign offices,
  plus allocation of St. Paul
  corporate aggregate excess-
  of-loss reinsurance program
  (per page P-7) ..................           237               (41)                  216              (160)

Lines of business written in
  St. Paul's foreign closed
  offices which St. Paul  has
  exited but which are being
  transferred to the Company
  as continuing business ..........           (78)                9                   (82)               40
                                           ------            ------                ------            ------
Pro forma adjustment related
  to lines of business written
  by St. Paul Re that will not
  be transferred to the Company
  (per page 9) ....................           159               (32)                  134              (120)
                                           ======            ======                ======            ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PRO FORMA FINANCIAL CONDITION AND UNDERWRITING RESULTS

      The following pro forma discussion and analysis should be read in conjunction with the Company's unaudited consolidated balance sheet and the related notes included on pages 1 through 4 of this report, as well as the Company's unaudited pro forma financial statements and the related notes included on pages 5 through 11 of this report. The Company's unaudited consolidated balance sheet and the Company's unaudited pro forma financial statements have been prepared in accordance with U.S. GAAP.

      The Company's objective is to provide property and casualty reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis. The Company will operate principally by using reinsurance brokers to market its products and principally as a lead reinsurer on treaty reinsurance business. A substantial majority of the Company's business will be written as excess-of-loss reinsurance. The Company intends to organize its worldwide reinsurance business around three operating segments:

      - GLOBAL PROPERTY AND MARINE. The Global Property and Marine operating segment will include principally property and marine reinsurance coverages. The Company intends to focus its underwriting activities primarily on catastrophe excess-of-loss and per risk excess-of-loss contracts. The Company intends to write other types of property reinsurance as well, including selected property pro rata reinsurance. This segment generated $289 million, or 35.5%, of the Company's pro forma net premiums written for the nine months ended September 30, 2002 ($248 million, or 23.6%, for the nine months ended September 30, 2001).

      - GLOBAL CASUALTY. The Global Casualty operating segment will include principally general and automobile liability, professional liability, workers' compensation, accident and health coverages and casualty clash. The Company intends to focus its underwriting activities primarily on excess-of-loss reinsurance coverages. This segment generated $338 million, or 41.5%, of the Company's pro forma net premiums written for the nine months ended September 30, 2002 ($503 million, or 48.0%, for the nine months ended September 30, 2001).

      - FINITE RISK. The Finite Risk operating segment will include principally non-traditional reinsurance treaties, including multi-year excess-of-loss, aggregate stop loss, finite quota share, loss portfolio transfer, and adverse loss development contracts. The Company intends to provide clients, either directly or through brokers, with customized solutions for their risk management and other financial management needs. The Company intends to focus its finite risk underwriting activities primarily on multi-year excess-of-loss and aggregate stop loss reinsurance treaties. Coverage classes within these products will primarily include property, casualty and marine exposures. This segment generated $188 million, or 23.0%, of the Company's pro forma net premiums written for the nine months ended September 30, 2002 ($298 million, or 28.4%, for the nine months ended September 30, 2001).

      In addition, the Company may write other property and casualty reinsurance on an opportunistic basis. For a discussion of the basis on which pro forma net premiums written were determined, see "Pro Forma Financial Statements" above.

PRO FORMA COMBINED UNDERWRITING RESULTS

      The following table summarizes the Company's pro forma combined underwriting results for the three and nine months ended September 30, 2002 and 2001 as if the Public Offering, the ESU Offering, the St. Paul Investment and the RenaissanceRe Investment had been completed on January 1, 2001:

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                           ------------------          -----------------
                                           2002          2001          2002         2001
                                           ----          ----          ----         ----
                                            ($ IN MILLIONS)            ($ IN MILLIONS)
NET PREMIUMS EARNED
  Net premiums written ...............   $   213       $   473       $   815      $ 1,049
  Change in unearned premiums, net ...        44           (49)           15         (137)
                                         -------       -------       -------      -------
    Net premiums earned ..............       257           424           830          912
                                         =======       =======       =======      =======

LOSSES AND UNDERWRITING
  EXPENSES
  Losses and loss adjustment
    expenses .........................       227           807           577        1,151
  Policy acquisition expenses ........        42             8           186          157
  Other underwriting expenses ........        18            20            52           57
                                         -------       -------       -------      -------
    Total underwriting expenses ......   $   287       $   835       $   815      $ 1,365
                                         -------       -------       -------      -------

  Underwriting (loss) gain ...........   $   (30)      $  (411)      $    15      $  (453)
                                         =======       =======       =======      =======

SELECTED RATIOS - U.S. GAAP
  Losses and loss adjustment
    expenses .........................      88.0%        190.1%         69.5%       126.2%
  Underwriting expense ratio .........      23.6%          6.8%         28.6%        23.5%
                                         -------       -------       -------      -------
    Combined ratio ...................     111.6%        196.9%         98.1%       149.7%
                                         =======       =======       =======      =======

SELECTED RATIOS - STATUTORY
  Losses and loss adjustment
    expenses .........................      88.0%        190.1%         69.5%       126.2%
  Underwriting expense ratio .........      23.9%         10.4%         27.5%        24.2%
                                         -------       -------       -------      -------
    Combined ratio ...................     111.9%        200.5%         97.0%       150.4%
                                         =======       =======       =======      =======

     Impact of catastrophes on
       combined ratio(1) .............      22.3%        111.8%          4.8%        53.5%
                                         =======       =======       =======      =======

  (1) Excludes ceded losses under St. Paul Re's aggregate excess-of-loss treaties, because such treaties extend to non-catastrophic as well as catastrophic losses as described below.

      Included in the nine months ended September 30, 2001 pro forma combined underwriting results are pre-tax losses related to the September 11, 2001 terrorist attack totaling $402 million. This amount includes gross losses and loss adjustment expenses of $725 million, $144 million of ceded reinsurance, $89 million of additional and reinstatement premiums, and $90 million of reduced contingent commission expenses. The determination of the impact of catastrophes on the combined ratio excludes the ceded losses under St. Paul Re's aggregate excess-of-loss treaties; these treaties provide coverage for excess losses arising from catastrophic and non-catastrophic events. The benefits of St. Paul Re's aggregate excess-of-loss treaty for 2002 will remain available to the Company for the balance of 2002 unless earlier terminated pursuant to its terms.

      RETROCESSIONAL REINSURANCE

      The Company's pro forma combined underwriting results for the three months ended September 30, 2002 and 2001, and for the nine months ended September 30, 2002 and 2001 reflect the benefits of most of St. Paul Re's retrocessional reinsurance program as it relates to the Company. The pro forma results do not reflect the effects of the St. Paul corporate aggregate excess-of-loss reinsurance program, which will not be available to the Company in 2002 or thereafter. St. Paul Re has utilized retrocession agreements principally to increase aggregate premium capacity and to reduce the risk of loss on reinsurance underwritten. In addition, through St. Paul Re's aggregate excess-of-loss treaties, St. Paul Re has maintained catastrophe reinsurance programs for the purpose of limiting its exposure with respect to multiple claims arising from a single occurrence or event. St. Paul Re's retrocession agreements provide for recovery of a portion of claims and claims expense from retrocessionnaires. Under these programs, on a pro forma basis, St. Paul Re ceded the following amounts to retrocessionaires:

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                                  ------------------       -----------------
                                   2002        2001        2002         2001
                                   ----        ----        ----         ----
                                   ($ IN MILLIONS)          ($ IN MILLIONS)
Ceded premiums written ........  $    14     $    58     $    56      $   128
Ceded premiums earned .........       24          55          49          120
Ceded losses and loss
  adjustment expenses .........      121         109          94          214
Ceded underwriting expenses ...        1           6           5            9
                                 -------     -------     -------      -------
    Net underwriting benefit
     (detriment) ..............  $    98     $    60     $    50      $   103
                                 =======     =======     =======      =======

The amounts in the pro forma underwriting results on pages 8 and 9 include the retrocession amounts reflected above.

      The amounts included in the pro forma underwriting results on pages 8 and 9 of this report, as well as the individual segment discussions on pages 17 to 25, include the retrocession amounts reflected above, less the following impacts of St. Paul Re's aggregate excess-of-loss treaties as they relate to the
Company:

                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                  ------------------       -----------------
                                   2002         2001        2002         2001
                                   ----         ----        ----         ----
                                   ($ IN MILLIONS)           ($ IN MILLIONS)
Ceded premiums written ........  $    (4)     $    15     $     3      $    52
Ceded premiums earned  ........        -           15          (1)          51
Ceded losses and loss
  adjustment expenses .........       (5)          43         (26)         121
                                 -------      -------     -------      -------
    Net underwriting
      (detriment) benefit .....  $    (5)     $    28     $   (25)     $    70
                                 =======      =======     =======      =======

      Under the terms of St. Paul Re's aggregate excess-of-loss treaties, St. Paul Re remits an initial margin premium in annual installments to its counterparty, regardless of whether losses are ceded under the treaty. If losses are ceded under these treaties, St. Paul Re remits additional premiums ceded, plus accrued interest, to its counterparty when the related losses and loss adjustment expenses are settled. For the nine months ended September 30, 2002, no losses were ceded under the 2002 treaty. Net underwriting detriment in the 2002 nine-month period is driven by commutations in such period requested by one retrocessionnaire of its ten percent portion of the 1999 and 2001 St. Paul Re aggregate excess-of-loss treaties. In the nine-month period ending September 30, 2002, these commutations resulted in a reduction in ceded written and earned premiums of $16 million and a reduction in ceded losses and loss adjustment expenses incurred of $36 million, resulting in a net underwriting detriment of $20 million. These commutations were done in conjunction with the commutation of a reinsurance treaty underwritten by St. Paul Re for the same party which resulted in a net underwriting benefit of $14 million.

The combined effect of these commutations resulted in a net underwriting detriment of $6 million. The impact of these commutations is not expected to be material to future operations or financial position. The additional net underwriting detriment is due to $11 million of ceded premium pursuant to the St. Paul Re aggregate excess of loss treaty with respect to the 2002 accident year.

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      Net premiums

      Net premiums written for the three-month period ended September 30, 2002 decreased 55.0% to $213 million from $473 million for the three-month period ended September 30, 2001. This is composed of $96 million, or 45.1%, from the Global Casualty segment, $77 million, or 36.2%, from the Global Property and Marine segment and $40 million, or 18.8%, from the Finite Risk segment. The decrease in premium is due to the non-renewal of certain contracts that did not meet the Company's underwriting standards. In addition, a large quota share contract was rescinded, resulting in a reduction of premium of $56 million. The large quota share contract was a three-year quota share reinsurance contract incepting in 1999. The coverage for 2001 was rescinded by mutual agreement with the ceding company.

      Net premiums earned for the three months ended September 30, 2002 decreased 39.4% to $257 million from $424 million for the three months ended September 30, 2001, reflecting the decrease in exposure offset by the impact of rate increases.

      Losses and loss adjustment expenses

      Losses and loss adjustment expenses incurred were $227 million in the three months ended September 30, 2002 compared to $807 million in the three months ended September 30, 2001. The large decrease is due to the significant losses incurred in 2001 as a result of the September 11, 2001 terrorist attack. The loss and loss adjustment expense ratio, also referred to as loss ratio (which is the ratio of losses and loss adjustment expenses incurred, including estimates for claims incurred but not reported, to premiums earned) was 88.0% and 190.1% for the three months ended September 30, 2002 and 2001, respectively. Catastrophe loss development had an unfavorable impact on loss ratios for the three months ended September 30, 2002 of 22.3% and catastrophe losses had an unfavorable impact of 111.8% for the three months ended September 30, 2001.

      Acquisition expenses

      Acquisition expenses were $42 million for the three-month period ended September 30, 2002 compared to $8 million for the three-month period ended September 30, 2001. The resulting acquisition expense ratio was 16.5% for the three months ended September 30, 2002 compared to 2.0% for the three months ended September 30, 2001. The acquisition expense for the three months ended September 30, 2001 includes a large decrease in profit commissions related to the September 11, 2001 terrorist attack.

      Other underwriting expenses

      Other underwriting expenses consisted of the cost of operations associated with underwriting activities. These expenses include compensation, rent and all other general expenses associated with the Company's underwriting activity and exclude any investment or claim related expense. Other underwriting expenses were $18 million for the three-month period ended September 30, 2002 and $20 million for the three-month period ended September 30, 2001. The other underwriting expense ratio for the three months ended September 30, 2002 was 7.1% compared to 4.8% for the three-month period ended September 30, 2001. The expense ratio increased due to a decrease in premiums earned offset by a decrease in underwriting expenses, principally compensation.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      Net premiums

      Net premiums written for the nine-month period ended September 30, 2002 decreased 22.3% to $815 million from $1,049 million for the nine-month period ended September 30, 2001, including $338 million, or 41.5%, from the Global Casualty segment, $289 million, or 35.5%, from the Global Property and Marine segment and $188 million, or 23.0%, from the Finite Risk segment. The decrease in premium is due to the non-renewal of certain contracts that did not meet the Company's underwriting standards. Rate increases on traditional business averaging 33% offset some of the decrease in premium. In addition, a large quota share contract was rescinded, resulting in a reduction of premium of $56 million. The large quota share contract was a three-year quota share reinsurance contract incepting in 1999. The coverage for 2001 was rescinded by mutual agreement with the ceding company.

      Net premiums earned for the nine months ended September 30, 2002 decreased 9.0% to $830 million from $912 million for the nine months ended September 30, 2001, reflecting the decrease in exposure offset by the impact of rate increases.

      Losses and loss adjustment expenses

      Losses and loss adjustment expenses incurred were $577 million in the nine months ended September 30, 2002 compared to $1,151 million in the nine months ended September 30, 2001. The large decrease is due to the significant losses incurred in 2001 as a result of the September 11, 2001 terrorist attack. The loss and loss adjustment expense ratio, also referred to as loss ratio (which is the ratio of losses and loss adjustment expenses incurred, including estimates for claims incurred but not reported, to premiums earned) was 69.5% and 126.2% for the nine months ended September 30, 2002 and 2001, respectively. Catastrophe loss development had an unfavorable impact on loss ratios for the nine months ended September 30, 2002 of 4.8% and catastrophe losses had an unfavorable impact of 53.5% for the nine months ended September 30, 2001.

      Acquisition expenses

      Acquisition expenses were $186 million for the nine-month period ended September 30, 2002 compared to $157 million for the nine-month period ended September 30, 2001. The resulting acquisition expense ratio was 22.4% for the nine months ended September 30, 2002 compared to 17.2% for the nine months ended September 30, 2001. The acquisition expense for the nine months ended September 30, 2001 includes a large decrease in profit commissions related to the September 11, 2001 terrorist attack.

      Other underwriting expenses

      Other underwriting expenses consisted of the cost of operations associated with underwriting activities. These expenses include compensation, rent and all other general expenses associated with the Company's underwriting activity and exclude any investment or claim related expense. Other underwriting expenses were $52 million for the nine-month period ended September 30, 2002 and $57 million for the nine-month period ended September 30, 2001. The other underwriting expense ratio for the nine months ended September 30, 2002 was 6.2% compared to 6.3% for the nine-month period ended September 30, 2001. The expense ratio decreased due to a decrease in underwriting expenses, principally compensation.

PRO FORMA UNDERWRITING RESULTS BY OPERATING SEGMENT

      The following table summarizes pro forma underwriting results and combined ratios for each of the Company's three operating segments for the three months ended September 30, 2002 and 2001, and the nine months ended September 30, 2002 and 2001:

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                    SEPTEMBER 30,               SEPTEMBER 30,
                                 ------------------          -----------------
                                 2002          2001          2002          2001
                                 ----          ----          ----          ----
                                  ($ IN MILLIONS)             ($ IN MILLIONS)
GLOBAL PROPERTY & MARINE
Net premiums written ........  $    77       $    80       $   289       $   248
Net premiums earned .........       97            86           284           218
Losses and loss adjustment
  expenses ..................       70           293           148           336
Underwriting expenses .......       23            25            75            73
                               -------       -------       -------       -------
Underwriting gain (loss) ....  $     4       $  (232)      $    61       $  (191)
                               =======       =======       =======       =======
Combined ratio ..............     96.6%        368.3%         78.6%        187.6%

GLOBAL CASUALTY
Net premiums written ........  $    96       $   219       $   338       $   503
Net premiums earned .........      118           159           357           389
Losses and loss adjustment
  expenses ..................      122           156           320           382
Underwriting expenses .......       37            61           112           145
                               -------       -------       -------       -------
Underwriting loss ...........  $   (41)      $   (58)      $   (75)      $  (138)
                               =======       =======       =======       =======
Combined ratio ..............    134.2%        137.0%        120.9%        135.6%

FINITE RISK
Net premiums written ........  $    40       $   174       $   188       $   298
Net premiums earned .........       42           179           189           305
Losses and loss adjustment
  expenses ..................       35           358           109           433
Underwriting expenses .......       --           (58)           51            (4)
                               -------       -------       -------       -------
Underwriting gain (loss) ....  $     7       $  (121)      $    29       $  (124)
                               =======       =======       =======       =======
Combined ratio ..............     82.1%        167.4%         84.6%        140.4%

TOTAL
Net premiums written ........  $   213       $   473       $   815       $ 1,049
Net premiums earned .........      257           424           830           912
Losses and loss adjustment
  expenses ..................      227           807           577         1,151
Underwriting expenses .......       60            28           238           214
                               -------       -------       -------       -------
Underwriting (loss) gain ....  $   (30)      $  (411)      $    15       $  (453)
                               =======       =======       =======       =======
Loss and loss adjustment
  expense ratio .............     88.0%        190.1%         69.5%        126.2%
Underwriting expense ratio ..     23.6%          6.8%         28.6%         23.5%
                               -------       -------       -------       -------
Combined ratio ..............    111.6%        196.9%         98.1%        149.7%
                               =======       =======       =======       =======

      The following table summarizes pro forma underwriting results and combined ratios, excluding the impact of St. Paul Re's aggregate excess-of-loss treaties and the impact of the September 11, 2001 terrorist attack, for each of its three operating segments for the three months ended September 30, 2002 and 2001, and the nine months ended September 30, 2002 and 2001:

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                    SEPTEMBER 30,               SEPTEMBER 30,
                                 ------------------          ------------------
                                 2002          2001          2002          2001
                                 ----          ----          ----          ----
                                  ($ IN MILLIONS)            ($ IN MILLIONS)
GLOBAL PROPERTY & MARINE
Net premiums written.......... $    73       $    83       $   288       $   279
Net premiums earned...........      95            91           282           250
Losses and loss adjustment
  expenses....................      36            59           107           159
Underwriting expenses.........      23            26            75            74
                               -------       -------       -------       -------
Underwriting gain............. $    36       $     6       $   100       $    17
                               =======       =======       =======       =======
Combined ratio................    62.7%         93.0%         64.7%         93.0%

GLOBAL CASUALTY
Net premiums written.......... $    96       $   227       $   344       $   515
Net premiums earned...........     120           167           361           401
Losses and loss adjustment
  expenses....................     118           134           314           374
Underwriting expenses.........      38            63           112           146
                               -------       -------       -------       -------
Underwriting loss............. $   (36)      $   (30)      $   (65)      $  (119)
                               =======       =======       =======       =======
Combined ratio................   129.9%        117.8%        118.1%        129.6%

FINITE RISK
Net premiums written.......... $    47       $    90       $   194       $   219
Net premiums earned...........      50            94           194           225
Losses and loss adjustment
  expenses....................      52            75           114           158
Underwriting expenses.........      (1)           32            51            86
                               -------       -------       -------       -------
Underwriting (loss) gain...... $    (1)      $   (13)      $    29       $   (19)
                               =======       =======       =======       =======
Combined ratio................   101.1%        114.2%         84.7%        108.8%

TOTAL
Net premiums written.......... $   216       $   400       $   826       $ 1,013
Net premiums earned...........     265           352           837           876
Losses and loss adjustment
  expenses....................     206           268           535           691
Underwriting expenses.........      60           121           238           306
                               -------       -------       -------       -------
Underwriting (loss) gain...... $    (1)      $   (37)      $    64       $  (121)
                               =======       =======       =======       =======
Loss and loss adjustment
  expense ratio...............    77.6%         76.3%         63.9%         78.9%
Underwriting expense ratio....    22.9%         34.1%         28.5%         34.8%
                               -------       -------       -------       -------
Combined ratio................   100.5%        110.4%         92.4%        113.7%
                               =======       =======       =======       =======

      The following provides a more detailed discussion of the pro forma underwriting results for the three operating segments. To provide a more meaningful analysis of the underlying performance of the business segments, the discussion of segment results excludes the impact of St. Paul Re's aggregate excess-of-loss treaties and the impact of the September 11, 2001 terrorist attack.

GLOBAL PROPERTY AND MARINE

      The Global Property and Marine operating segment will include principally property and marine reinsurance coverages. The Company intends to focus its underwriting activities primarily on catastrophe and excess-of-loss per risk contracts. The Company intends to write other types of property reinsurance as well, including selected property pro rata insurance. The following table summarizes the pro forma underwriting results of the Company's Global Property and Marine segment for the three months ended September 30, 2002 and 2001, and the nine months ended September 30, 2002 and 2001. The underwriting results exclude the impact of St. Paul Re's aggregate excess-of-loss treaties and the impact of the September 11, 2001 terrorist attack.

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
                                -------------------        -----------------
                                 2002         2001         2002         2001
                                 ----         ----         ----         ----
                                  ($ IN MILLIONS)           ($ IN MILLIONS)
Net premiums written.......... $    73      $    83      $   288      $   279
Net premiums earned...........      95           91          282          250
Losses and loss adjustment
  expenses....................      36           59          107          159
Underwriting expenses.........      23           26           75           74
                               -------      -------      -------      -------
Underwriting gain ............ $    36      $     6      $   100      $    17
                               =======      =======      =======      =======
Loss and loss adjustment
  expense ratio...............    38.5%        65.4%        38.1%        63.7%
Underwriting expense ratio....    24.2%        27.6%        26.6%        29.3%
                               -------      -------      -------      -------
Combined ratio................    62.7%        93.0%        64.7%        93.0%
                               =======      =======      =======      =======

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      Net premiums

      Net premiums written in the Global Property and Marine segment for the three-month period ended September 30, 2002 decreased 12.0% to $73 million from $83 million for the three-month period ended September 30, 2001. This decrease was the result of decreased exposures through re-underwriting efforts, offset by significant rate increases across all lines of business.

      Net premiums written in the Global Property and Marine segment included $52 million in excess-of-loss reinsurance contracts and $21 million in proportional contracts.

      Net premiums written in the Global Property and Marine segment increased 8.1% in the U.S. to $40 million for the three months ended September 30, 2002 compared to $37 million in the U.S. for the three months ended September 30, 2001. Net premiums written in the Global Property and Marine segment decreased 28.3% outside the U.S. to $33 million for the three months ended September 30, 2002 compared to $46 million outside the U.S. in the three months ended September 30, 2001.

      Net premiums earned for the three months ended September 30, 2002 were impacted by the same factors as written premiums and increased 4.4% to $95 million from $91 million for the three-month period ended September 30, 2001.

      Losses and loss adjustment expenses

      Losses and loss adjustment expenses incurred by Global Property and Marine segment were $36 million in the three months ended September 30, 2002 compared to $59 million in the three months ended September 30, 2001. The decrease in the three months ended September 30, 2002 was principally attributable to the absence of major catastrophe losses. The Global Property and Marine segment's loss ratio was 38.5% and 65.4% for the three-month periods ending September 30, 2002 and 2001, respectively.

      Underwriting expenses

      Acquisition costs associated with the Global Property and Marine segment were $16 million for the three-month period ended September 30, 2002 compared to $17 million for the three-month period ended September 30, 2001. After deferring those costs related to the unearned portions of net premiums written, the resulting acquisition expense ratio was 16.4% for the three months ended September 30, 2002 compared to 18.1% for the three months ended September 30, 2001. The decrease in the expense ratio of 1.7 percentage points was attributable to lower commission and brokerage costs across the segment. Other underwriting expenses of the Global Property and Marine segment, including direct and allocated underwriting expenses were $7 million for the three-month period ended September 30, 2002 and $9 million for the three-month period ended September 30, 2001. The other underwriting expense ratio for the Global Property and Marine segment for the three months ended September 30, 2002 was 7.8% compared with 9.5% for the three-month period ended September 30, 2001. The decrease in the other underwriting expense ratio was attributable to the increase in written premiums and a decrease in other underwriting expenses, mainly compensation related due to a reduction of employees.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      Net premiums

      Net premiums written in the Global Property and Marine segment for the nine-month period ended September 30, 2002 increased 3.2% to $288 million from $279 million for the nine-month period ended September 30, 2001. This increase was the result of significant overall rate increases averaging 36%, offset by decreased exposures through re-underwriting efforts across all lines of business.

      Net premiums written in the Global Property and Marine segment included $216 million in excess-of-loss reinsurance contracts and $72 million in proportional contracts.

      Net premiums written in the Global Property and Marine segment grew 15.3% in the U.S. to $158 million for the nine months ended September 30, 2002 compared to $137 million in the U.S. for the nine months ended September 30, 2002. Net premiums written in the Global Property and Marine segment decreased 8.5% outside the U.S. to $130 million for the nine months ended September 30, 2002 compared to $142 million outside the U.S. in the nine months ended September 30, 2001.

      Net premiums earned for the nine months ended September 30, 2002 were impacted by the same factors as written premiums and increased by 12.8% to $282 million from $250 million for the nine-month period ended September 30, 2001.

      Losses and loss adjustment expenses

      Losses and loss adjustment expenses incurred by the Global Property and Marine segment were $107 million in the nine months ended September 30, 2002 compared to $159 million in the nine months ended September 30, 2001. The decrease in the nine months ended September 30, 2002 was principally attributable to the absence of major catastrophe losses. The Global Property and Marine segment's loss ratio was 38.1% and 63.7% for the nine-month periods ending September 30, 2002 and 2001, respectively.

      Underwriting expenses

      Acquisition costs associated with the Global Property and Marine segment were $53 million for the nine-month period ended September 30, 2002 compared to $48 million for the nine-month period ended September 30, 2001. After deferring those costs related to the unearned portions of net premiums written, the resulting acquisition expense ratio was 18.8% for the nine months ended September 30, 2002 and 2001. Other underwriting expenses of the Global Property and Marine segment, including direct and allocated underwriting expenses were $22 million for the nine-month period ended September 30, 2002 and $26 million for the nine-month period ended September 30, 2001. The other underwriting expense ratio for the Global Property and Marine segment for the nine months ended

September 30, 2002 was 7.8% compared with 10.5% for the nine-month period ended September 30, 2001. The decrease in the other underwriting expense ratio was attributable to a decrease in other underwriting expenses, mainly compensation related due to a reduction of employees.

GLOBAL CASUALTY

      The Global Casualty operating segment will include principally general and automobile liability, professional liability, workers' compensation, accident and health coverages and casualty clash. The Company intends to focus its underwriting activities primarily on excess-of-loss reinsurance coverages. The following table summarizes the pro forma underwriting results of the Company's Global Casualty segment for the periods covered by this discussion. As with the discussion of the Global Property and Marine segment, the underwriting results below for the three months ended September 30, 2002 and 2001, and for the nine months ended September 30, 2002 and 2001 exclude the impact of St. Paul Re's aggregate excess-of-loss treaties and the impact of the September 11, 2001 terrorist attack.

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                 ------------------         -------------------
                                 2002          2001          2002          2001
                                 ----          ----          ----          ----
                                  ($ IN MILLIONS)             ($ IN MILLIONS)
Net premiums written.........  $    96       $   227       $   344       $   515
Net premiums earned..........      120           167           361           401
Losses and loss adjustment
  expenses...................      118           134           314           374
Underwriting expenses........       38            63           112           146
                               -------       -------       -------       -------
Underwriting loss............  $   (36)      $   (30)      $   (65)      $  (119)
                               =======       =======       =======       =======
Loss and loss adjustment
  expense ratio..............     98.3%         80.4%         87.0%         93.3%
Underwriting expense ratio...     31.6%         37.4%         31.1%         36.3%
                               -------       -------       -------       -------
Combined ratio...............    129.9%        117.8%        118.1%        129.6%
                               =======       =======       =======       =======

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      Net premiums

      Net premiums written in the Global Casualty segment for the three-month period ended September 30, 2002 decreased 57.7% to $96 million from $227 million for the three-month period ended September 30, 2001. The decrease in net premiums written was primarily due to the re-underwriting of the portfolio including the rescission of a large quota share contract and a decrease in proportional reinsurance. The large quota share contract was a three-year quota share reinsurance contract incepting in 1999. As a result of the strategic initiative to improve profitability and focus on core lines of business, the coverage for 2001 was rescinded by mutual agreement with the ceding company. These decreases were offset by significant rate increases on renewal business.

      Net premiums written in the Global Casualty segment included $85 million in excess-of-loss reinsurance contracts and $11 million in proportional contracts.

      Net premiums written in the Global Casualty segment declined 59.6% in the U.S. to $78 million for the three months ended September 30, 2002 compared to $193 million in the U.S. in the three months ended September 30, 2001. Net premiums written in the Global Casualty segment declined 47.1% outside the U.S. to $18 million for the three months ended September 30, 2002 compared to $34 million outside the U.S. in the three months ended September 30, 2001. The decreases reflect the rescission of the large quota share contract offset by rate increases achieved on renewal business.

      Net premiums earned for the three months ended September 30, 2002 were impacted by the same factors as net premiums written and decreased by 28.1% to $120 million from $167 million for the three-month period ended September 30, 2001.

      Losses and loss adjustment expenses

      Losses and loss adjustment expenses incurred in the Global Casualty segment were $118 million in the three months ended September 30, 2002 compared to $134 million in the three months ended September 30, 2001. Although loss and loss adjustment expenses decreased, the loss ratio increased due to the decrease in earned premium. The 2002 results are impacted by losses suffered from reinsuring certain financial service companies and unfavorable development in prior underwriting years. The Global Casualty segment's loss ratio was 98.3% and 80.4% for the three-month periods ended September 30, 2002 and 2001, respectively.

      Underwriting expenses

      Acquisition costs associated with the Global Casualty segment were $30 million for the three-month period ended September 30, 2002 compared to $54 million for the three-month period ended September 30, 2001, after deferring those costs related to the unearned portion of premiums written. The resulting acquisition expense ratio was 25.0% for the three months ended September 30, 2002 compared to 31.8% for the three months ended September 30, 2001. The reduction in the acquisition expense ratio of 6.8 percentage points was attributable to the rescission of a large quota share contract and better terms and conditions negotiated with the Company's ceding companies. Other underwriting expenses of the Global Casualty segment, including direct and allocated underwriting expenses, were $8 million for the three-month period ended September 30, 2002 and $9 million for the three-month period ended September 30, 2001. The other underwriting expense ratio for the three months ended September 30, 2002 was 6.6% compared to 5.6% for the three-month period ended September 30, 2001. The increase in the other underwriting expense ratio was attributable to the decrease in written premium offset by a decrease in expenses, principally compensation related due to a reduction of employees.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      Net premiums

      Net premiums written in the Global Casualty segment for the nine-month period ended September 30, 2002 decreased 33.2% to $344 million from $515 million for the nine-month period ended September 30, 2001. The decrease in net premiums written was primarily due to the re-underwriting of the portfolio including the rescission of a large quota share contract and a decrease in proportional reinsurance. The large quota share contract was a three-year quota share reinsurance contract incepting in 1999. As a result of the strategic initiative to improve profitability and focus on core lines of business, the coverage for 2001 was rescinded by mutual agreement with the ceding company. These decreases to the portfolio were offset by significant rate increases on renewal business averaging 31% across the portfolio.

      Net premiums written in the Global Casualty segment included $290 million in excess-of-loss reinsurance contracts and $54 million in proportional contracts.

      Net premiums written in the Global Casualty segment declined 33.0% in the U.S. to $286 million for the nine months ended September 30, 2002 compared to $427 million in the U.S. in the nine months ended September 30, 2001. Net premiums written in the Global Casualty segment declined 34.1% outside the U.S. to $58 million for the nine months ended September 30, 2002 compared to $88 million outside the U.S. in the nine months ended September 30, 2001. The decreases reflect the rescission of the large quota share contract offset by rate increases achieved on renewal business.

      Net premiums earned for the nine months ended September 30, 2002 were impacted by the same factors as net premiums written and decreased by 10.0% to $361 million from $401 million for the nine-month period ended September 30, 2001.

      Losses and loss adjustment expenses

      Losses and loss adjustment expenses incurred in the Global Casualty segment were $314 million in the nine months ended September 30, 2002 compared to $374 million in the nine months ended September 30, 2001. The decrease is attributable to less unfavorable development in prior underwriting years as well as increased rates impacting the current underwriting year. The Global Casualty segment's loss ratio was 87.0% and 93.3% for the nine-month periods ended September 30, 2002 and 2001, respectively.

      Underwriting expenses

      Acquisition costs associated with the Global Casualty segment were $91 million for the nine-month period ended September 30, 2002 compared to $123 million for the nine-month period ended September 30, 2001, after deferring those costs related to the unearned portion of premiums written. The resulting acquisition expense ratio was 25.3% for the nine months ended September 30, 2002 compared to 30.6% for the nine months ended September 30, 2001. The reduction in the acquisition expense ratio of 5.3 percentage points was attributable to the rescission of a large quota share contract and better terms and conditions negotiated with the Company's ceding companies. Other underwriting expenses of the Global Casualty segment, including direct and allocated underwriting expenses, were $21 million for the nine-month period ended September 30, 2002 and $23 million for the nine-month period ended September 30, 2001. The other underwriting expense ratio for the nine months ended September 30, 2002 was 5.8% compared to 5.7% for the nine-month period ended September 30, 2001. The increase in the other underwriting expense ratio was attributable to the decrease in premium written offset by a decrease in expenses, principally compensation related due to a reduction of employees.

FINITE RISK

      The Finite Risk operating segment will include principally non-traditional reinsurance treaties, including multi-year excess-of-loss, aggregate stop loss, finite quota share, loss portfolio transfer, and adverse loss development contracts. The Company intends to provide clients, either directly or through brokers, with customized solutions for their risk management and other financial management needs. The Company intends to focus its finite risk underwriting activities primarily on multi-year excess-of-loss and aggregate stop loss reinsurance treaties. Coverage classes within these products will primarily include property, casualty, marine and/or whole account property and casualty exposures. The following table summarizes results for the Finite Risk segment for the periods covered by this discussion. As with the discussion of the Company's other operating segments, the pro forma underwriting results below for the three months ended September 30, 2002 and 2001, and for the nine months ended September 30, 2002 and 2001 exclude the impact of St. Paul Re's aggregate excess-of-loss treaties and the impact of the September 11, 2001 terrorist attack.

                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                    SEPTEMBER 30,              SEPTEMBER 30,
                                 ------------------          -----------------
                                 2002          2001          2002         2001
                                 ----          ----          ----         ----
                                  ($ IN MILLIONS)             ($ IN MILLIONS)
Net premiums written.........   $    47      $    90       $   194      $   219
Net premiums earned..........        50           94           194          225
Losses and loss adjustment
  expenses...................        52           75           114          158
Underwriting expenses........        (1)          32            51           86
                                -------      -------       -------      -------
Underwriting (loss) gain.....   $    (1)     $   (13)      $    29      $   (19)
                                =======      =======       =======      =======
Loss and loss adjustment
  expense ratio..............     101.3%        79.7%         58.4%        70.3%
Underwriting expense ratio...      (0.2)%       34.5%         26.3%        38.5%
                                -------      -------       -------      -------
Combined ratio...............     101.1%       114.2%         84.7%       108.8%
                                =======      =======       =======      =======

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      Net premiums

      Net premiums written in the Finite Risk segment for the three-month period ended September 30, 2002 decreased 47.8% to $47 million from $90 million for the three-month period ended September 30, 2001. The decrease in premiums written in the three months ended September 30, 2002 compared with the three months ended September 30, 2001 was due to a decrease in reinstatement premiums as a result of the decreased catastrophe activity.

      Net premiums written in the Finite Risk segment declined 50.9% in the U.S. to $28 million for the three months ended September 30, 2002 compared to $57 million in the U.S. in the three months ended September 30, 2001. Net premiums written in the Finite Risk segment decreased 42.4% outside the U.S. to $19 million for the three months ended September 30, 2002 compared to $33 million outside the U.S. for the three months ended September 30, 2001. The decrease is due to a decrease in reinstatement premiums as a result of the decreased catastrophe activity.

      Net premiums earned for the three months ended September 30, 2002 were impacted by the same factors as net premiums written and decreased by 46.8% to $50 million from $94 million for the three-month period ended September 30, 2001.

      Losses and loss adjustment expenses

      Losses and loss adjustment expenses incurred in the Finite Risk segment were $52 million for the three months ended September 30, 2002 compared to $75 million in the three months ended September 30, 2001. The decrease from the three months ended September 30, 2001 was principally attributable to the commutation of an assumed catastrophe treaty and the absence of large losses. The commutation of this treaty resulted in a decrease in losses of $12 million. The Finite Risk segment's loss ratio was 101.3% and 79.7% for the three-month periods ended September 30, 2002 and 2001, respectively.

      Underwriting expenses

      Acquisition costs associated with the Finite Risk segment were $(4) million for the three-month period ended September 30, 2002 compared to $29 million for the three-month period ended September 30, 2001. After deferring those costs related to the unearned portion of net premiums written, the resulting acquisition expense ratio was a negative (6.3)% for the three months ended September 30, 2002 compared to 31.8% for the three months ended September 30, 2001. The reduction in the expense ratio of 38.1 percentage points was attributable to a decrease in profit commission reserves. Other underwriting expenses of the Finite Risk segment, including direct and allocated underwriting expenses, were $3 million for the three-month period ended September 30, 2002 and $3 million for the three-month period ended September 30, 2001. The other underwriting expense ratio for the three months ended September 30, 2002 was 6.1% compared to 2.7% for the three-month period ended September 30, 2001. The increase in the other underwriting expense ratio was attributable to the decrease in net premiums written.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      Net premiums

      Net premiums written in the Finite Risk segment for the nine-month period ended September 30, 2002 decreased 11.4% to $194 million from $219 million for the nine-month period ended September 30, 2001. The decrease in premiums written in the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001 was due to a decrease in reinstatement premiums as a result of the decreased catastrophe activity, offset by significant rate increases.

      Net premiums written in the Finite Risk segment declined 7.1% in the U.S. to $118 million for the nine months ended September 30, 2002 compared to $127 million in the U.S. in the nine months ended September 30, 2001. Net premiums written in the Finite Risk segment decreased 17.4% outside the U.S. to $76 million for the nine months ended September 30, 2002 compared to $92 million outside the U.S. for the nine months ended September 30, 2001.

      Net premiums earned for the nine months ended September 30, 2002 were impacted by the same factors as net premiums written and decreased by 13.8% to $194 million from $225 million for the nine-month period ended September 30, 2001.

      Losses and loss adjustment expenses

      Losses and loss adjustment expenses incurred in the Finite Risk segment were $114 million for the nine months ended September 30, 2002 compared to $158 million in the nine months ended September 30, 2001. The decrease from the nine months ended September 30, 2001 was principally attributable to the commutation of an assumed aggregate stop loss treaty and an assumed catastrophe treaty and the absence of large losses. These commutations resulted in a decrease in losses of $25 million. In the nine months ended September 30, 2001, the Petrobras oil platform collapse impacted losses by $11 million. The Finite Risk segment's loss ratio was 58.4% and 70.3% for the nine-month periods ended September 30, 2002 and 2001, respectively.

      Underwriting expenses

      Acquisition costs associated with the Finite Risk segment were $42 million for the nine-month period ended September 30, 2002 compared to $78 million for the nine-month period ended September 30, 2001. After deferring those costs related to the unearned portion of net premiums written, the resulting acquisition expense ratio was 21.7% for the nine months ended September 30, 2002 compared to 34.7% for the nine months ended September 30, 2001. The reduction in the expense ratio of 13.0 percentage points was attributable to lower commission and brokerage costs across the segment. Other underwriting expenses of the Finite Risk segment, including direct and allocated underwriting expenses, were $9 million for the nine-month period ended September 30, 2002 and $8 million for the nine-month period ended September 30, 2001. The other underwriting expense ratio for the nine months ended September 30, 2002 was 4.6% compared to 3.8% for the nine-month period ended September 30, 2001. The increase in the other underwriting expense ratio was attributable to the decrease in net premiums written.

LIQUIDITY AND CAPITAL RESOURCES

      Platinum Holdings is a holding company that will conduct no reinsurance operations of its own. All of its reinsurance operations will be conducted through its wholly owned operating subsidiaries Platinum US (which it owns through Platinum Ireland and Platinum Finance), Platinum UK (which it owns through Platinum Ireland) and Platinum Bermuda. As a holding company, Platinum Holdings' cash flow will consist primarily of dividends, interest and other permissible payments from its subsidiaries. Platinum Holdings will depend on such payments to receive funds for general corporate purposes and to meet its obligations, including the payment of any dividends to its shareholders.

      LIQUIDITY REQUIREMENTS

      The Company's principal consolidated cash requirements are expected to be the payment of dividends to the Company's shareholders, the servicing of debt (including interest payments on the senior notes and contract adjustment payments on the purchase contracts included in the equity security units issued in the ESU Offering), the acquisition of and investment in businesses, capital expenditures, premiums retroceded and payment of losses and loss adjustment expenses, policy benefits, brokerage commissions, excise taxes and operating expenses.

      Platinum Holdings intends to recommend that its Board of Directors authorize the payment of a dividend commencing with the first quarter of 2003. It is intended that dividends will be recommended to the Board for approval and payment on a quarterly basis. The dividends, if any, will be paid in U.S. dollars. Platinum Holdings' dividend policy in future periods will depend on a number of factors including the Company's results of operations, financial condition, capital and cash requirements, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends and other factors.

      The Company will operate a treasury function responsible for managing future banking relationships, capital raising activities including equity and debt issues, Platinum Holdings' overall cash, cash pooling and liquidity positions and the payment of internal and external dividends. Platinum Holdings' subsidiaries will be responsible for managing local cash and liquidity positions.

      SOURCES OF CASH

      Platinum Holdings' consolidated sources of funds will consist primarily of premiums written, losses recovered from retrocedents, investment income and proceeds from sales and redemptions of investments.

      In addition, Platinum Holdings has entered into a 364-day committed credit facility with a group of banks that permits Platinum Holdings to make borrowings of up to $100 million in the aggregate from time to time. The credit facility contains various covenants and agreements, including a requirement that Platinum Holdings satisfy specified tangible net worth and leverage ratios. Platinum Holdings may not be able to extend or replace this credit facility upon satisfactory terms when it terminates on June 20, 2003.

      RESTRICTIONS ON DIVIDEND PAYMENTS FROM PLATINUM HOLDINGS' OPERATING SUBSIDIARIES

      Bermuda. Bermuda legislation imposes limitations on the dividends that Platinum Bermuda may pay. Under the Bermuda Insurance Act, Platinum Bermuda will be required to maintain a specified solvency margin and a minimum liquidity ratio and will be prohibited from declaring or paying any dividends if doing so would cause Platinum Bermuda to fail to meet its solvency margin and its minimum liquidity ratio. Under the Bermuda Insurance Act, Platinum Bermuda will be prohibited from paying dividends of more than 25% of its total statutory capital and surplus at the end of the previous fiscal year unless it files an affidavit stating that the declaration of such dividends has not caused it to fail to meet its solvency margin and minimum liquidity ratio. The Bermuda Insurance Act will also prohibit Platinum Bermuda from declaring or paying dividends without the approval of the Supervisor of Insurance of Bermuda if Platinum Bermuda failed to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. Additionally, under the Companies Act, Platinum Bermuda may declare or pay a dividend only if it has no reasonable grounds for believing that it is, or would after the payment, be unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

      United States. Platinum US is subject to regulation by the State of Maryland. Under Maryland insurance law, Platinum US may pay dividends out of surplus, provided it must give the Maryland Insurance Commissioner at least thirty days' prior notice before paying an "extraordinary dividend" or making an "extraordinary distribution." Extraordinary dividends and extraordinary distributions are dividends or distributions which, together with any other dividends and distributions paid during the immediately preceding twelve-month period, would exceed the lesser of

      (1) ten percent of Platinum US's statutory policyholders' surplus (as determined under statutory accounting principles) as of December 31 of the prior year and

      (2) Platinum US's net investment income excluding realized capital gains (as determined under statutory accounting principles) for the twelve-month period ending on December 31 of the prior year, plus any amounts of net investment income (excluding realized capital gains) in the three preceding years which have not been distributed.

These statutory limitations are subject to change. Platinum US may not pay extraordinary dividends or make extraordinary distributions until either the thirty-day notice period has expired (without the Maryland Insurance Commissioner disapproving such payment) or the Maryland Insurance Commissioner has approved the payment within that period. Extraordinary dividends and extraordinary distributions may only be paid out of earned surplus.

      In addition, Platinum US must give ten days' prior notice to the Maryland Insurance Commissioner of its intention to pay any dividend or make any distribution other than an extraordinary dividend or extraordinary distribution. The Maryland Insurance Commissioner has the right to prevent payment of such a dividend or such a distribution if he or she determines, in his or her discretion, that after the payment thereof Platinum US's policyholders' surplus would be inadequate or could cause Platinum US to be in a hazardous financial condition.

      As it is not engaged in the insurance business, Platinum Finance is not subject to the restrictions on dividend payments or distributions set forth above.

      United Kingdom. U.K. law prohibits Platinum UK from declaring a dividend unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the insurance regulator in the United Kingdom strictly controls the maintenance of each insurance company's solvency margin within its jurisdiction and may restrict Platinum UK from declaring a dividend at a level which the regulator determines would adversely affect Platinum UK's solvency requirements. It is common practice in the United Kingdom to notify the regulator in advance of any significant dividend payment.

      Ireland. Platinum Ireland is currently a holding company incorporated under the laws of Ireland. Irish law prohibits Platinum Ireland from declaring a dividend unless it has "profits available for distribution" as determined under Irish law. As Platinum Ireland is not currently a regulated entity, there are no insurance or other regulatory laws applicable to the payment of dividends by Platinum Ireland.

      ESTABLISHMENT OF LOSS RESERVES BY THE COMPANY'S INSURANCE SUBSIDIARIES

      Under U.S. GAAP, the Company will not be permitted to establish loss reserves until the occurrence of an event which may give rise to a loss. Once such an event occurs, the Company will establish reserves based upon estimates of total losses incurred by the ceding insurers as a result of the event and the Company's estimate of the portion of such loss the Company has reinsured. As a result, only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses. Losses arising from future events will be estimated and recognized at the time the loss is incurred and could be substantial.

      Setting appropriate reserves for loss and loss adjustment expenses is an inherently uncertain process. Loss reserves will represent the Company's estimates, at a given point in time, of ultimate settlement and adjustment costs of losses incurred, including losses that are incurred but not reported ("IBNR"). The Company will regularly review and update these estimates, using the most current information available to the Company. Consequently, the ultimate liability for a loss will likely differ from the original estimate. Whenever the Company determines that any existing loss reserves are inadequate, the Company is required to increase the loss reserves with a corresponding reduction, which could be material, in the Company's operating results in the period in which the deficiency is identified. The establishment of new reserves, or the adjustment of reserves for reported claims, could result in significant upward or downward changes to the Company's financial condition or results of operations in any particular period.

      FUNCTIONAL CURRENCY

      The Company's functional currency will be the U.S. dollar. The Company's operating currency will generally also be the U.S. dollar. However, premiums receivable and losses payable in respect of a portion of the Company's business will be denominated in currencies of other countries, principally the industrialized countries. Consequently, the Company may, from time to time, experience currency exchange gains and losses that could affect the Company's financial position and results of operations. The Company does not expect to and as a practical matter will not be able to hedge its non-U.S. dollar currency exposure with respect to potential loss until a loss payable in a non-U.S. dollar currency occurs, after which it may match such liability with assets denominated in the same currency or enter into forward purchase contracts for specific currencies. This type of exposure could be substantial. The Company also does not intend to hedge the Company's non-U.S. dollar currency exposure with respect to premiums receivable, which will be generally collected over the relevant contract term. The Company expects to exchange non-U.S. dollar denominated premiums upon receipt. The Company may make foreign currency investments, generally for the purpose of improving overall portfolio yield.

      INVESTMENT OF FUNDS

      With the exception of cash holdings, the Company's funds will be primarily invested initially in fixed income securities, the market value of which is subject to fluctuation depending on changes in prevailing interest rates. The Company may in the future elect to also invest a portion of the Company's funds in marketable equity securities. Nevertheless, an increase in interest rates may result in losses, both realized and unrealized, on its investments.

      The Company does not expect its investment portfolio to include options, warrants, swaps, collars or similar derivative instruments. The Company's investment policy guidelines will provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner, but may be used, subject to certain percentage limits, only as part of a defensive strategy to protect the market value of the portfolio. Also, the Company does not expect its portfolio to contain any investments in real estate or mortgage loans.

      POSTING OF SECURITY BY THE COMPANY'S NON-U.S. OPERATING SUBSIDIARIES

      Platinum UK and Platinum Bermuda are not licensed, approved or accredited as reinsurers anywhere in the United States and, therefore, under the terms of most of their contracts in the United States, they will have to provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security will take the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Platinum UK and Platinum Bermuda are expected to obtain letters of credit through commercial banks. In turn, Platinum UK and Platinum Bermuda will provide the banks security by giving the banks liens over certain of Platinum UK's and Platinum Bermuda's investments.

      CAPITAL EXPENDITURES; INFLATION

      Platinum Holdings, Platinum US, Platinum UK and Platinum Bermuda do not have any material commitments for capital expenditures.

      Platinum US, Platinum UK and Platinum Bermuda will estimate the effect of inflation on their business and reflect these estimates in the pricing of their reinsurance contracts when estimating reserves. The actual effects of inflation on the results of the operating subsidiaries cannot be accurately known until claims are ultimately settled. Levels of inflation also affect investment returns.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk can be described as the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. The Company seeks to mitigate that risk by a number of actions, as described below.

      INTEREST RATE RISK

      The Company's exposure to market risk for changes in interest rates will be concentrated in the Company's investment portfolio once the Company commences operations. Changes in investment values attributable to interest rate changes will be mitigated, however, by corresponding and partially offsetting changes in the economic value of the Company's insurance reserves. This exposure will be monitored through periodic reviews of the Company's consolidated asset and liability positions. Estimates of cash flows, as well as the impact of interest rate fluctuations relating to the investment portfolio and insurance reserves, will be modeled and reviewed periodically.

      CREDIT RISK

      The Company's investment portfolio is expected to include initially fixed maturities and short-term investments, which will be subject to credit risk. This risk is defined as the potential loss in market value resulting from adverse changes in the borrower's ability to repay the debt. The Company's investment objective will be to earn competitive relative returns by investing in a diversified portfolio of securities. Credit risk will be actively managed through stringent review and analysis of the creditworthiness of all potential investments by a third-party firm contracted for this purpose.

      The Company will also have other receivable amounts subject to credit risk. The most significant of these are reinsurance recoverables. To mitigate the risk of these counterparties' nonpayment of amounts due, the Company will establish business and financial standards for reinsurer approval, incorporating ratings by major rating agencies and considering then-current market information.

      EQUITY PRICE RISK

      The Company's investment portfolio may in the future include marketable equity securities, which will be carried on the Company's consolidated balance sheet at market value. These securities have exposure to price risk, which is defined as the potential loss in market value resulting from an adverse change in prices. If the Company invests in equity securities, the Company's objective with respect to such investments will be to earn competitive relative returns by investing in a diverse portfolio of high-quality, liquid securities. Portfolio characteristics are expected to be analyzed regularly and market risk will be actively managed through a variety of modeling techniques. If the Company invests in equity securities, the Company's holdings are expected to be diversified across industries, and concentrations in any one company or industry will be limited by parameters established by senior management, as well as by statutory requirements.

      FOREIGN CURRENCY EXPOSURE

      The Company's exposure to market risk for changes in foreign exchange rates will be concentrated in the Company's insurance reserves denominated in foreign currencies. In addition, there may be foreign currency exposure in the Company's investment portfolio related to those investments that are denominated in foreign currencies. Cash flows from foreign operations are expected to be the primary source of funds for purchases of investments denominated in foreign currencies. Those investments will be purchased primarily to hedge insurance reserves and other liabilities denominated in the same currency, effectively reducing the Company's foreign currency exchange rate exposure.

ITEM 4.  CONTROLS AND PROCEDURES

      Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports to be filed with the Securities and Exchange Commission. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

FORWARD-LOOKING STATEMENTS

      The "Management's Discussion and Analysis of Pro Forma Financial Condition and Underwriting Results," "Management's Discussion and Analysis of Financial Condition and Underwriting Results of the

Predecessor Business" and "Quantitative and Qualitative Disclosures About Market Risk" contain disclosures which are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan" or "continue." These forward-looking statements are based upon the Company's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. The uncertainties and risks include, but are not limited to, those relating to implementing the Company's business strategy and successfully continuing the business acquired in the Public Offering; the adequacy of the Company's loss reserves; conducting operations in a competitive environment; conducting operations in foreign countries; dependence upon the availability of key executives and reinsurance brokers; general economic conditions, including the effects of market volatility or a prolonged U.S. or global economic downturn or recession; variations in political, economic or other factors such as currency exchange rates, inflation rates and recessionary or expansive trends; the cyclicality of the property and casualty reinsurance business; tax, legal or regulatory restrictions or limitations applicable to the Company or the property and casualty reinsurance business generally, and changes therein; significant weather-related or other natural or human-made disasters, civil unrest or other external factors over which the Company has no control; and changes in the Company's plans, strategies, objectives, expectations or intentions, which may happen at any time at the Company's discretion. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. Additionally, forward-looking statements speak only as of the date they are made, and the Company assumes no obligation to update or revise any of them in light of new information, future events or otherwise.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In the normal course of business, the Company may become involved in various claims and legal proceedings. The Company is not currently aware of any pending or threatened material litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d) Use of Proceeds.

      As discussed in Note 4 to the Notes to Consolidated Balance Sheet included in Part I of this report, on November 1, 2002, Platinum Holdings completed the Public Offering, the ESU Offering and private placements with St. Paul and RenaissanceRe. The net proceeds received from such transactions were as follows ($ in millions):

          Public Offering .....................   $  703
          ESU Offering ........................      132
          Private Placements ..................      212
                                                  ------
                                                  $1,047
                                                  ======

      Such net proceeds were transferred to Platinum Holdings' subsidiaries, as follows ($ in millions):

          Platinum Bermuda ....................   $  485
          Platinum US .........................      354
          Platinum UK .........................      150
          Other Entities ......................       58
                                                  ------
                                                  $1,047
                                                  ======

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

              Exhibit
               Number    Description
               ------    -----------
                99.1     Certification Pursuant to 18 U.S.C. Section 1350, as
                         adopted pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002

                99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

      None.

                            THE PREDECESSOR BUSINESS

      Following is selected historical combined financial data of the reinsurance segment of St. Paul prior to the Public Offering, which includes the continuing business and related assets of St. Paul Re transferred to the Company upon completion of the Public Offering as well as the St. Paul Re reinsurance business that remained with St. Paul after the Public Offering. The pro forma combined statements of underwriting results in Part I of this report show that the Company's net premiums written for the nine months ended September 30, 2002 and 2001, as adjusted for the business not transferred and the exclusion of the St. Paul corporate aggregate excess-of-loss reinsurance program, represent approximately 91% and 88% respectively, of St. Paul Re's net premiums written for the same periods. Also, it has been assumed that there is no premium or loss development on business entered into prior to January 1, 2002. Accordingly, St. Paul Re's underwriting results and St. Paul Re's combined statements presented in this report are not indicative of the actual results of the Company subsequent to the Public Offering. For a detailed discussion of the Company's pro forma combined statements of underwriting results, see "Pro Forma Financial Statements" and "Management's Discussion and Analysis of Pro Forma Financial Condition and Underwriting Results."

      In addition to the effect of the non-transfer of certain portions of St. Paul Re's business to the Company and the exclusion of the St. Paul corporate aggregate excess-of-loss reinsurance program, other factors may cause the Company's actual results to differ materially from St. Paul Re's results. For example, although the Company continues to be afforded the benefits of St. Paul Re's retrocessional program for the remainder of 2002, the Company may enter into reinsurance contracts with significantly different terms and conditions from those that have been made available to St. Paul Re from St. Paul and which form the basis of St. Paul Re's results. Furthermore, the additional premiums recorded in 2001 by St. Paul Re's finite risk business primarily associated with the September 11, 2001 terrorist attack were exceedingly high and not necessarily indicative of the recurring premium volume the Company expects to write in that business segment. In addition, St. Paul Re's combined statements reflect the discounting of the liability for certain assumed reinsurance contracts using rates up to 7.5%, based on its return on invested assets or, in many cases, on yields contractually guaranteed to it on funds held by the ceding company, as permitted by applicable law. It is the Company's current intention to make arrangements to permit such discounting to a similar extent as St. Paul Re, which may include the organization and licensing of a U.S. subsidiary in addition to Platinum US. If arrangements permitting the Company to discount reserves to the same extent as St. Paul Re are not made, reinsurance contracts of a similar type entered into in the future would be reported on an undiscounted basis.

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)
                   COMBINED STATEMENTS OF UNDERWRITING RESULTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                         -------------         -------------
                                        2002       2001       2002       2001
                                        ----       ----       ----       ----
                                        ($ IN MILLIONS)       ($ IN MILLIONS)
NET PREMIUMS EARNED
  Net premiums written.........        $  234     $  495      $  897    $1,196
  Change in unearned premiums..            73        (50)         92      (151)
                                       ------     ------      ------    ------
    Net premiums earned........        $  307     $  445      $  989    $1,045
                                       ------     ------      ------    ------
UNDERWRITING DEDUCTIONS
  Losses and loss adjustment
    expenses...................        $  249     $  904      $  709    $1,330
  Policy acquisition costs.....            56         30         233       218
  Other underwriting expenses..            23         24          59        66
                                       ------     ------      ------    ------
    Total underwriting expenses        $  328     $  958      $1,001    $1,614
                                       ======     ======      ======    ======

  UNDERWRITING LOSS ...........        $  (21)    $ (513)     $  (12)   $ (569)
                                       ======     ======      ======    ======

See accompanying notes to predecessor combined statements.

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)
           COMBINED STATEMENTS OF IDENTIFIABLE ASSETS AND LIABILITIES
           AS OF SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                                                    AS OF            AS OF
                                                SEPTEMBER 30,     DECEMBER 31,
                                                -------------     ------------
                                                    2002              2001
                                                    ----              ----
                                                        ($ IN MILLIONS)
      IDENTIFIABLE ASSETS
        Reinsurance recoverables:
          Unpaid losses....................        $1,277            $1,256
          Paid losses......................            58                38
        Premium receivable.................           555               720
        Reserve for uncollectible premium
          receivable.......................           (29)              (13)
        Funds held by reinsureds...........           522               495
        Deferred policy acquisition costs..            70               107
        Ceded unearned premiums............            25                25
                                                   ------            ------
           Total identifiable assets.......        $2,478            $2,628
                                                   ======            ======

      IDENTIFIABLE LIABILITIES
        Loss and loss adjustment expense
          reserves.........................        $4,839            $4,949
        Assumed paid losses payable........            88                78
        Unearned premium reserves..........           316               401
        Reinsurance premiums payable.......           285               215
        Underwriting expenses payable......           142               181
        Funds held under reinsurance
          treaties.........................           142               169
        Profit commission reserves.........            97               110
        Financial reinsurance liability....           117                67
                                                   ------            ------
           Total reinsurance liabilities...        $6,026            $6,170
                                                   ======            ======

      See accompanying notes to predecessor combined statements.

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)
                 COMBINED STATEMENTS OF IDENTIFIABLE CASH FLOWS
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                         ----------------      -----------------
                                         2002        2001      2002         2001
                                         ----        ----      ----         ----
                                          ($ IN MILLIONS)       ($ IN MILLIONS)
Premiums collected, net..............   $  366     $  406     $1,195     $1,124
Loss and loss adjustment expenses
  paid...............................     (343)      (239)      (916)      (724)
Policy acquisitions expenses paid....      (66)       (75)      (252)      (296)
Other underwriting expenses paid.....       51        (30)       (81)       (52)
                                        ------     ------     ------     ------
Cash provided (used) by underwriting.   $    8     $   62     $  (54)    $   52
                                        ======     ======     ======     ======


      See accompanying notes to predecessor combined financial statements.

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)
                    NOTES TO PREDECESSOR COMBINED STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The accompanying combined statements pertain to the reinsurance underwriting segment of St. Paul for the three-month periods ended September 30, 2002 and 2001 and the nine-month periods ended September 30, 2002 and 2001. The reinsurance underwriting segment of St. Paul is the predecessor to the Company and is hereinafter referred to as "Predecessor." Predecessor financial statements are presented on a combined basis, including certain insurance and reinsurance subsidiaries within the St. Paul group, as well as the underwriting results of the reinsurance departments of St. Paul Fire and Marine Insurance Company ("Fire and Marine") and USF&G, St. Paul's two largest U.S. insurance subsidiaries.

      St. Paul has informed the Company that it is the practice of St. Paul to evaluate the performance of its property-liability insurance underwriting segments on the basis of underwriting results.

      The statements of identifiable assets and liabilities represent those balances that are specifically attributable to the underwriting operations of Predecessor. St. Paul manages its property-liability investment portfolio in the aggregate, as part of a separate segment and does not allocate assets, or investment income, to its respective underwriting segments. There is also no equity structure allocated to Predecessor. For these reasons, a complete Predecessor balance sheet is not maintained.

      Similarly, the statement of identifiable cash flows includes only cash flow activity that is specifically attributable to the underwriting operations of Predecessor, and does not include any cash flows from investment and financing activities.

      Reference should be made to the Notes to Combined Statements on pages F-17 to F-29 of the S-1 Registration Statement. The amounts in those notes have not changed materially except as in the ordinary course of business or as otherwise disclosed in these notes.

2.    REINSURANCE

      The primary purpose of Predecessor's ceded reinsurance program is to protect its operations from potential losses in excess of acceptable levels. Reinsurers are expected to honor their obligations under ceded reinsurance contracts. In the event these companies are unable to honor their obligations, Predecessor will pay these amounts. Allowances have been established for possible nonpayment of such amounts due.

      In 2002, St. Paul is not party to an all-lines, corporate excess-of-loss reinsurance treaty. In the three preceding years, cessions made under such treaties had a significant impact on Predecessor's reported financial results. In 2001, St. Paul was party to such an agreement that incepted on January 1 of that year. Coverage under that treaty was not triggered in the first nine months of 2001. However, Predecessor recorded ceded written premiums of $2 million and ceded earned premiums of $1 million in those nine months representing Predecessor's share of the initial premium paid for this treaty.

      Predecessor was party to a separate aggregate excess-of-loss reinsurance treaty, unrelated to the corporate treaty, in both 2002 and 2001. Coverage has not been triggered under that treaty in the first nine months of 2002, however in the first nine months of 2002, Predecessor recorded ceded written premiums of $(1) million, ceded earned premiums of $(5) million, and ceded loss and loss and loss adjustment expenses of $(36) million, for a net detriment of $31 million as a result of this treaty. Included in the net detriment for the first nine months of 2002 was a $20 million detriment due to the partial commutation of the 1999 and 2001 aggregate excess-of-loss reinsurance treaties. For the nine months ended September 30, 2001, Predecessor ceded $119 million of written premiums, $118 million of earned premiums and $273 million of losses and loss adjustment expenses, for a net benefit of $155 million as a result of this treaty.

      George Town Re was established by St. Paul in 1996 for the purpose of entering into a single reinsurance treaty with Predecessor, providing additional underwriting capacity to Predecessor over a ten-year period. The agreement with George Town Re was terminated on July 8, 2002, and George Town Re was liquidated. The Company has been advised by St. Paul management that there is no material impact on Predecessor's underwriting results from this transaction.

      The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses was as follows:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                         -------------         -------------
                                        2002       2001       2002       2001
                                        ----       ----       ----       ----
                                        ($ IN MILLIONS)       ($ IN MILLIONS)
PREMIUMS WRITTEN
  Assumed......................        $  248     $  623      $  950    $1,426
  Ceded........................            14        128          53       230
                                       ------     ------      ------    ------
    Net premiums written.......        $  234     $  495      $  897    $1,196
                                       ======     ======      ======    ======
PREMIUMS EARNED
  Assumed......................        $  331     $  567      $1,042    $1,261
  Ceded........................            24        122          53       216
                                       ------     ------      ------    ------
    Total premiums earned......        $  307     $  445      $  989    $1,045
                                       ======     ======      ======    ======
INSURANCE LOSSES AND LOSS
  ADJUSTMENT EXPENSES
  Assumed......................        $  378     $1,148      $  810    $1,718
  Ceded........................           129        244         101       388
                                       ------     ------      ------    ------
TOTAL NET INSURANCE LOSSES AND
  LOSS ADJUSTMENT EXPENSES.....        $  249     $  904      $  709    $1,330
                                       ======     ======      ======    ======

3.    SEGMENT INFORMATION

      Predecessor has four reportable segments: North American Property, North American Casualty, International, and Finite Risk. These segments are consistent with the manner in which Predecessor's business has been managed.

      Predecessor monitors and evaluates the performance of its segments based principally on their underwriting results. Assets are not specifically identifiable for these segments.

      The summary below presents premiums earned and underwriting results for Predecessor's reportable segments.

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                       ------------------    ------------------
                                         2002       2001       2002       2001
                                       -------    -------    --------   -------
                                        ($ IN MILLIONS)       ($ IN MILLIONS)
PREMIUMS EARNED
    North American Property....        $   63     $   63      $  188    $  138
    North American Casualty....           125        147         396       408
    International..............            64         41         184       149
    Finite Risk................            55        194         221       350
                                       ------     ------      ------    ------
  TOTAL PREMIUMS EARNED........        $  307     $  445      $  989    $1,045

UNDERWRITING LOSS
    North American Property....        $   18     $ (216)     $   34    $ (210)
    North American Casualty....           (46)       (35)        (96)     (144)
    International..............            (4)      (148)         36       (95)
    Finite Risk................            11       (114)         14      (120)
                                       ------     ------      ------    ------
  TOTAL UNDERWRITING LOSS......        $  (21)    $ (513)     $  (12)   $ (569)
                                       ======     ======      ======    ======

4.    EXITED LINES OF BUSINESS

      The following table presents the net premiums earned and underwriting results for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001 for the lines of business to be exited, announced as part of St. Paul's December 2001 strategic review. Based on the relative results of the exited business and the continuing business, during the nine months ended September 30, 2001, no portion of the corporate aggregate excess-of-loss reinsurance program was allocated to the exited business. During the nine months ended September 30, 2002, St. Paul did not enter into a corporate aggregate excess-of-loss reinsurance program.

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                         -------------         -------------
                                        2002       2001       2002       2001
                                        ----       ----       ----       ----
                                        ($ IN MILLIONS)       ($ IN MILLIONS)
NET PREMIUMS EARNED.........            70         39         237        216
UNDERWRITING RESULTS........             3       (154)        (41)      (160)

5.    SUBSEQUENT EVENT: SALE OF ONGOING REINSURANCE BUSINESS

      On November 1, 2002, Platinum Holdings completed the Public Offering of 33,044,000 Common Shares at a price to the public of $22.50 per share. Concurrently with the completion of the Public Offering, Platinum Holdings sold 6,000,000 Common Shares (or 14% of the outstanding Common Shares) to St. Paul at a price of $22.50 per share less the underwriting discount in a private placement pursuant to the Formation Agreement. The Bye-laws of Platinum Holdings provide that the voting power of St. Paul's Common Shares is limited to 9.9% of the voting power of the outstanding Common Shares. Pursuant to the Formation Agreement, St. Paul received an option to purchase up to 6,000,000 additional Common Shares at any time during the ten years following the Public Offering at a price of $27.00 per share. In return for the Common Shares and the St. Paul Option, St. Paul contributed to the Company cash in the amount of $123 million and substantially all of the continuing reinsurance business and related assets of St. Paul Re, including all of the outstanding capital stock of Platinum US. Among the fixed assets transferred were furniture, equipment, systems and software, and the intangible assets included broker lists, contract renewal rights and licenses.

      At the time of the completion of the Public Offering, certain of Platinum Holdings' subsidiaries entered into the Quota Share Retrocession Agreements pursuant to which they reinsured Fire and Marine and St. Paul Reinsurance Company Limited for certain reinsurance contracts incepting in 2002.

6.    SEPTEMBER 11, 2001 TERRORIST ATTACK

      On September 11, 2001, terrorists hijacked four commercial passenger jets in the United States. Two of the jets were flown into the World Trade Center towers in New York causing their collapse. The third jet was flown into the Pentagon building in Washington, D.C., causing severe damage, and the fourth jet crashed in rural Pennsylvania. This terrorist attack caused significant loss of life and resulted in unprecedented losses for the property and casualty insurance industry. St. Paul Re's estimated net pretax loss incurred as a result of the terrorist attack totaled $500 million for the nine months ended September 30, 2001.

      The estimated underwriting loss of $500 million is recorded in the accompanying combined statements of underwriting results for the three and nine months ended September 30, 2001 in the following line items ($ in millions):

          Net premiums earned .....................     89
          Losses and loss adjustment expenses .....   (679)
          Other underwriting expenses .............     90
                                                     -----
                Total underwriting loss ...........  $(500)
                                                     =====

      The estimated loss of $500 million was distributed among Predecessor's segments as follows ($ in millions):

          North American Property ..................    205
          North American Casualty ..................     35
          International ............................    150
          Finite Risk ..............................    110
                                                      -----
                                                      $(500)
                                                      =====

      In the fourth quarter of 2001, St. Paul Re recorded an additional loss provision of $56 million to bring the estimated loss to $556 million.

      St. Paul Re continually evaluated the adequacy of the net loss provision recorded, based on claim experience, collections from its reinsurers, and other factors. In the first nine months of 2002, St. Paul Re recorded an additional $21 million to its estimated loss provision recorded in 2001 for the terrorist attack.

      Through September 30, 2002, St. Paul Re had made net loss payments totaling $153 million relating to the attack since it occurred, of which $150 million were made in the first nine months of 2002.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                UNDERWRITING RESULTS OF THE PREDECESSOR BUSINESS

      The following discussion and analysis pertains to the operating results of the reinsurance underwriting segment of St. Paul for the three-month periods ended September 30, 2002 and 2001, and for the nine-month periods ended September 30, 2002 and 2001. This discussion and analysis should be read in conjunction with St. Paul Re's combined statements and related notes found on pages P-1 to P-8 of this report, because they contain important information that is helpful in evaluating St. Paul Re's operating results and financial condition.

      St. Paul Re's operations include the underwriting results of certain insurance and reinsurance subsidiaries in St. Paul's group of companies, as well as the underwriting results of the reinsurance departments of Fire and Marine, and USF&G, St. Paul's two largest U.S. insurance subsidiaries.

      It is the practice of St. Paul to evaluate the performance of its property-casualty insurance underwriting segments on the basis of underwriting results. Therefore, this discussion focuses on each segment's performance based on underwriting results. The Company has been advised by the management of St. Paul that it does not allocate assets or investment income to its respective underwriting segments, and therefore, neither assets nor surplus are specifically identifiable for St. Paul Re. As a result, the following discussion and analysis focuses almost exclusively on those factors influencing underwriting performance for each of St. Paul Re's four business segments. Those segments, whose results are analyzed in more detail later in this discussion, are as follows: North American Casualty, North American Property, International, and Finite Risk.

      In the years prior to 2002, St. Paul Re generally underwrote traditional treaty and facultative reinsurance for property, casualty, ocean marine, surety, accident and health and certain specialty classes of coverage for leading property and casualty insurance companies worldwide. St. Paul Re also underwrote certain types of "non-traditional" reinsurance, which provides limited traditional underwriting risk combined with financial risk protection. In late 2001, St. Paul announced a series of actions designed to improve its profitability, including plans to narrow the product offering and geographic presence of its reinsurance operations. As a result, in January 2002, St. Paul Re began focusing almost exclusively on the following types of reinsurance coverages: property catastrophe, excess-of-loss casualty, marine and traditional finite.

CRITICAL ACCOUNTING POLICIES

      St. Paul Re's significant accounting policies are described in Notes to Predecessor's Combined Statements. The following is a summary of the critical accounting policies that affected the components comprising St. Paul Re's underwriting performance.

      PREMIUMS

      Premiums were recorded at the inception of each policy, based upon information received from ceding companies and their brokers. For excess-of-loss contracts, the amount of premium was usually contractually documented at inception, and no management judgment was necessary in accounting for this. Premiums were earned on a pro rata basis over the contract period. For proportional treaties, the amount of premium was normally estimated at inception by the ceding company. St. Paul Re account for such premium using the initial estimates, and then adjusted them once a sufficient period for actual premium reporting had elapsed, normally around three years. For the year ended December 31, 2001, the net amount of premium written resulting from estimate accruals was less than 25% of total premiums written. St. Paul Re also accrued for reinstatement premiums resulting from losses. Such accruals were based upon actual contractual terms, and the only element of management judgment involved was with respect to the amount of loss reserves, as described below.

      Reinstatement and additional premiums are written at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a catastrophe contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. These premiums relate to the future coverage obtained during the remainder of the initial policy term, and are carried over the remaining policy term. Additional premiums are premiums charged after coverage has expired, related to experience during the policy term, which are earned immediately.

      RESERVES

      Under U.S. GAAP, St. Paul Re was not permitted to establish loss reserves until the occurrence of an event which may give rise to a loss. Once such an event occurred, St. Paul Re established reserves based upon estimates of total losses incurred by the ceding insurers as a result of the event and St. Paul Re's estimate of the portion of such loss it has reinsured. As a result, only loss reserves applicable to losses incurred up to the reporting date may be set aside, with no allowance for the provision of a contingency reserve to account for expected future losses. Losses arising from future events will be estimated and recognized at the time the loss is incurred and could be substantial.

      Setting appropriate reserves is an inherently uncertain process. Loss reserves represent St. Paul Re's estimates, at a given point in time, of ultimate settlement and adjustment costs of losses incurred (including IBNR losses). St. Paul Re regularly reviewed and updated these estimates, using the most current information available. Consequently, the ultimate liability for a loss was likely to differ from the original estimate. Whenever St. Paul Re determined that any existing loss reserves were inadequate, St. Paul Re was required to record such change in estimate, increasing the loss reserves with a corresponding negative impact, which could be material, in St. Paul Re's underwriting results in the period in which the deficiency was identified. The establishment of new reserves, or the adjustment of reserves for the reported claims, could result in significant upward or downward changes to St. Paul Re's financial condition or results of underwriting in any particular period.

      The reserve for losses and loss adjustment expenses was based upon reports, individual case estimates received from ceding companies, and management's estimates. St. Paul Re management's estimates were used mostly to estimate IBNR loss amounts. For certain catastrophic events, there was considerable uncertainty underlying the assumptions and associated estimated reserves for losses and loss adjustment expenses. Reserves were reviewed regularly and, as experience developed and additional information became known, the reserves were adjusted as necessary. Such changes in estimates, if necessary, were reflected in results of operations in the current period.

      Liabilities for unpaid losses and loss adjustment expenses related to certain assumed reinsurance contracts are discounted to the present value of estimated future payments. The liabilities related to these reinsurance contracts were discounted based on St. Paul Re's return on invested assets, or in many cases, on yields contractually guaranteed to St. Paul Re on funds held by the ceding company, as permitted.

      REINSURANCE

      Written premiums, earned premiums, and incurred losses and loss adjustment expenses reflected the net effects of assumed and ceded reinsurance transactions. Reinsurance accounting was followed for assumed and ceded transactions when risk transfer requirements had been met. These requirements involved significant assumptions being made related to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. Assumed reinsurance contracts that did not transfer significant insurance risk were required to be accounted for as deposits. These deposits were accounted for as financing transactions, with interest expense credited to the contract deposit. Premiums received on retroactive reinsurance contracts are not reflected in the statement of operations, but rather are recorded in the combined statement of identifiable underwriting assets and liabilities as an increase to loss and loss adjustment expense reserves for the liabilities assumed and as assets based on the consideration received. A deferred charge or credit is recorded for any difference between liabilities assumed and consideration received.

CONSOLIDATED OVERVIEW

      The following table summarizes St. Paul Re's results for the periods presented:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                         -------------         -------------
                                        2002       2001       2002       2001
                                        ----       ----       ----       ----
                                        ($ IN MILLIONS)       ($ IN MILLIONS)
NET PREMIUMS EARNED
Net premium written............        $  234     $  495      $  897    $1,196
Change in unearned premiums....            73        (50)         92      (151)
                                       ------     ------      ------    ------
    Net premiums earned........        $  307     $  445      $  989    $1,045
                                       ------     ------      ------    ------
UNDERWRITING DEDUCTIONS
Loss and loss adjustment
  expenses.....................        $  249     $  904      $  709    $1,330
Policy acquisition costs.......            56         30         233       218
Other underwriting expenses....            23         24          59        66
                                       ------     ------      ------    ------
    Total underwriting expenses        $  328     $  958      $1,001    $1,614
                                       ======     ======      ======    ======
    UNDERWRITING LOSS .........        $  (21)    $ (513)     $  (12)   $ (569)
                                       ======     ======      ======    ======

      THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

      Net written premium declined 52.7% to $234 million for the three months ended September 30, 2002 compared to $495 million for the three months ended September 30, 2001. The net premium written for the three months ended September 30, 2001 includes $89 million in reinstatement premium related to the September 11, 2001 terrorist attack. Net written premium in the three months ended September 30, 2002 reflects premium volume declines from lines of business targeted for exit as part of St. Paul's strategic initiative to improve profitability, offset by significant rate increases achieved on the 2002 renewals.

      The $492 million improvement in the underwriting result is due to the significant decline in catastrophe loss activity. The underwriting loss of $513 million for the three months ended September 30, 2001 reflected losses totaling $500 million for the September 11, 2001 terrorist attack and $50 million relating to a chemical plant explosion in Toulouse, France. The underwriting loss of $21 million for the three months ended September 30, 2002 includes losses of $30 million for the flooding in Europe in August 2002 and an additional $21 million of adverse development for the September 11, 2001 terrorist attack, offset by rate increases achieved on the 2002 renewals.

      Loss Ratio

      The loss ratio measures insurance losses and loss adjustment expenses incurred as a percentage of earned premiums.

      St. Paul Re's reported loss ratio for the three months ended September 30, 2002 was 81.1%, compared with 203.3% in the same 2001 period. The loss ratio for the three months ended September 30, 2001 includes losses suffered as a result of the September 11, 2001 terrorist attack.

      Expense Ratio

      St. Paul Re's reported expense ratio for the three months ended September 30, 2002 was 26.1%, compared with 14.6% in the same period of 2001. The expense ratio for the three months ended September 30, 2001 included a benefit resulting from a $90 million reduction in contingent commissions that had been accrued prior to September

11, 2001. The magnitude of losses from the terrorist attack resulted in the reversal of that accrual. The expense ratio for the three months ended September 30, 2002 includes benefits due to rate increases and the exiting of unprofitable lines of business.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

      The 25.0% decrease in net premiums written for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was primarily due to the reduced volume from the lines of business targeted for exit as part of St. Paul's strategic initiative to improve profitability and the rescission of a large quota share contract in the second quarter of 2002. These declines were partly offset by significant rate increases achieved on 2002 renewals. Net premiums earned in the nine months ended September 30, 2001 includes $89 million in reinstatement premium as a result of the September 11, 2001 terrorist attack.

      The $557 million improvement in underwriting results principally reflects a significant decline in catastrophe losses (the prior period reflected $500 million of losses relating to the September 11, 2001 terrorist attack and $50 million relating to a chemical plant explosion in Toulouse, France) as well as the impact of substantial rate increases on 2002 renewals, favorable prior year development and benefits derived from exiting unprofitable lines of business. Catastrophe losses for the nine months ended September 30, 2002 were $34 million as compared to $754 million for the nine months ended September 30, 2001. Catastrophe losses incurred for the nine months ended September 30, 2002 include $30 million from the flooding in Europe in August 2002 and an additional $21 million of adverse development for the September 11, 2001 terrorist attack, partly offset by favorable development on prior year catastrophes of $15 million.

      Loss Ratio

      The loss ratio measures insurance losses and loss adjustment expenses incurred as a percentage of earned premiums.

      St. Paul Re's reported loss ratio for the nine months ended September 30, 2002 was 71.7%, compared with 127.3% in the same 2001 period. The 55.6 percentage point improvement in the loss ratio was primarily due to a reduction in catastrophe losses. The loss ratio for the nine months ended September 30, 2001 includes losses suffered as a result of the September 11, 2001 terrorist attack. Also contributing to the improvement are rate increases across all segments and the exit of unprofitable lines of business, tempered by deteriorating results in discontinued lines of business (surplus lines, bond and credit).

      Expense Ratio

      St. Paul Re's reported expense ratio for the nine months ended September 30, 2002 was 28.4%, compared with 27.4% in the same period of 2001. The expense ratio for the nine months ended September 30, 2001 included a benefit resulting from a $90 million reduction in contingent commissions that had been accrued prior to September 11, 2001. The magnitude of losses from the terrorist attack resulted in the reversal of that accrual. The expense ratio for the nine months ended September 30, 2002 includes benefits due to rate increases and the exiting of unprofitable lines of business.

RETROCESSIONAL REINSURANCE

      St. Paul Re's underwriting results for 2002 and 2001 reflect the benefits of its retrocessional reinsurance program. Under this program, St. Paul Re purchases reinsurance for its own benefit, to limit the effect on its financial condition and operating results of large and multiple losses. Under this program, St. Paul Re ceded the following amounts to reinsurers:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                         -------------         -------------
                                        2002       2001       2002       2001
                                        ----       ----       ----       ----
                                        ($ IN MILLIONS)       ($ IN MILLIONS)
Net premiums written...........        $   14     $  128      $   53    $  230
Net premiums earned............            24        122          53       216
Losses and loss adjustment
  expenses.....................           129        244         101       388
Underwriting expenses..........             2          6           6        12
                                       ------     ------      ------    ------
    Net underwriting benefit...        $  107     $  128      $   54    $  184
                                       ======     ======      ======    ======

      Included in the above totals were the impacts of the St. Paul corporate aggregate excess-of-loss reinsurance programs that were entered into effective on January 1 of 1999, 2000 and 2001 and St. Paul Re's aggregate excess-of-loss-treaty, a separate aggregate excess-of-loss treaty exclusive to St. Paul Re. St. Paul chose not to have a corporate aggregate excess-of-loss reinsurance program in place in 2002.

      Coverage under the St. Paul corporate aggregate excess-of-loss reinsurance programs was triggered when incurred insurance losses and loss adjustment expenses spanning all segments of St. Paul's business exceeded accident year attachment loss ratios specified in the treaty. In addition, St. Paul Re's results benefited from St. Paul Re's aggregate excess-of-loss-treaty in each year. These treaties are collectively referred to hereafter as the "reinsurance treaties."

      The following table describes the combined impact of these cessions under the reinsurance treaties on St. Paul Re's results:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                          -------------        -------------
                                        2002       2001       2002       2001
                                        ----       ----       ----       ----
                                         ($ IN MILLIONS)      ($ IN MILLIONS)
ST. PAUL CORPORATE AGGREGATE
  EXCESS-OF-LOSS REINSURANCE
  PROGRAM
  Ceded premiums written........        $   --     $  --       $  --     $   2
  Ceded losses and loss
    adjustment expenses.........            --        --          --        --
  Ceded premiums earned.........            --        --          --         1
                                        ------    ------      ------    ------
    Net pretax (detriment)......            --        --          --        (1)
                                        ======    ======      ======    ======
ST. PAUL RE'S AGGREGATE
  EXCESS-OF-LOSS TREATIES
  Ceded premiums written........        $   (6)   $   74          (1)      119
  Ceded losses and loss
    adjustment expenses                    (11)      171         (36)      273
  Ceded premiums earned.........            (2)       75          (5)      118
                                        ------    ------      ------    ------
    Net pretax (detriment)
     benefit....................            (9)       96         (31)      155
                                        ======    ======      ======    ======
COMBINED TOTAL
  Ceded premiums written........            (6)       74          (1)      121
  Ceded losses and loss
    adjustment expenses.........           (11)      171         (36)      273
  Ceded premiums earned.........            (2)       75          (5)      119
                                        ------    ------      ------    ------
    Net pretax (detriment)
     benefit....................        $   (9)   $   96      $  (31)   $  154
                                        ======    ======      ======    ======

      Net underwriting detriment in the three-month period ended September 30, 2002 was driven by a commutation of a certain portion of the St. Paul Re aggregate excess-of-loss treaty. The commutation of this treaty resulted in a net loss of $6 million. This was done in conjunction with the commutation of similar assumed reinsurance treaties which resulted in a net gain of $4 million. The combined effect of these commutations resulted in a net loss of $2 million.

      Net underwriting detriment in the nine-month period ended September 30, 2002 was driven by a commutation of a certain portion of the St. Paul Re aggregate excess-of-loss treaty. The commutation of this treaty resulted in a net loss of $20 million. This was done in conjunction with the commutation of similar assumed reinsurance treaties which resulted in a net gain of $14 million. The combined effect of these commutations resulted in a net loss of $6 million.

      The combined net pretax benefit (detriment) of the reinsurance treaties was allocated to St. Paul Re's business segments as follows:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                         -------------         -------------
                                        2002       2001       2002       2001
                                        ----       ----       ----       ----
                                        ($ IN MILLIONS)       ($ IN MILLIONS)
North American Casualty........        $   (4)    $   42      $  (10)   $   46
North American Property........            (3)        19          (6)       54
International..................            (1)        21          (5)       37
Finite Risk....................            (1)        14         (10)       17
                                       ------     ------      ------    ------
Total..........................        $   (9)    $   96      $  (31)   $  154
                                       ======     ======      ======    ======

SEPTEMBER 11, 2001 TERRORIST ATTACK

      On September 11, 2001, terrorists hijacked four commercial passenger jets in the United States. Two of the jets were flown into the World Trade Center towers in New York causing their collapse. The third jet was flown into the Pentagon building in Washington, D.C., causing severe damage, and the fourth jet crashed in rural Pennsylvania. This terrorist attack caused significant loss of life and resulted in unprecedented losses for the property and casualty insurance industry. St. Paul Re's estimated net pretax loss incurred as a result of the terrorist attack totaled $500 million for the nine months ended September 30, 2001.

      In the fourth quarter of 2001, St. Paul Re recorded an additional loss provision of $56 million to bring the estimated loss to $556 million.

      St. Paul Re continually evaluated the adequacy of the net loss provision recorded, based on claim experience, collections from its reinsurers, and other factors. In the first nine months of 2002, St. Paul Re recorded an additional $21 million to its estimated loss provision recorded in 2001 for the terrorist attack, distributed among business segments as follows:

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                         -------------         -------------
                                        2002       2001       2002       2001
                                        ----       ----       ----       ----
                                        ($ IN MILLIONS)       ($ IN MILLIONS)
North American Casualty........        $    2     $   35      $    2    $   35
North American Property........            17        205          17       205
International..................            10        150          10       150
Finite Risk....................            (8)       110          (8)      110
                                       ------     ------      ------    ------
Total..........................        $   21     $  500      $   21    $  500
                                       ======     ======      ======    ======

Through September 30, 2002, St. Paul Re had made net loss payments totaling $153 million related to the attack since it occurred, of which $150 million were made in the first nine months of 2002.

UNDERWRITING RESULTS BY SEGMENT

      The following table summarizes written premiums, underwriting results, statutory combined ratios and adjusted combined ratios (as described in the footnote to the table) for each of St. Paul Re's business segments for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001. These segments are managed in a carefully coordinated fashion with strong elements of centralized control. As a result, management monitors and evaluates the financial performance of these segments principally based on their underwriting results. Following the table are detailed analyses of each segment's results.

                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                     -------------                 -------------
                                  2002           2001           2002           2001
                                  ----           ----           ----           ----
                                    ($ IN MILLIONS)               ($ IN MILLIONS)
NORTH AMERICAN CASUALTY
Net premiums written .....      $    97        $   219        $   325        $   515
Net premiums earned ......          125            147            396            408
Losses and loss adjustment
  expenses ...............          129            110            359            384
Underwriting expenses ....           42             72            133            168
                                -------        -------        -------        -------
Underwriting loss ........      $   (46)       $   (35)       $   (96)       $  (144)
                                -------        -------        -------        -------
Combined ratio ...........        136.9%         118.5%         123.9%         133.6%
Adjusted combined ratio* .        131.8%         122.0%         120.5%         134.0%

NORTH AMERICAN PROPERTY
Net premiums written .....      $    59        $    74        $   169        $   149
Net premiums earned ......           63             63            188            138
Losses and loss adjustment
  expenses ...............           28            262            102            298
Underwriting expenses ....           17             17             52             50
                                -------        -------        -------        -------
Underwriting gain (loss) .      $    18        $  (216)       $    34        $  (210)
                                -------        -------        -------        -------
Combined ratio ...........         69.5%         442.9%          81.8%         251.4%
Adjusted combined ratio* .         35.5%         146.3%          68.9%         134.5%

INTERNATIONAL
Net premiums written .....      $    28        $    13        $   202        $   187
Net premiums earned ......           64             41            184            149
Losses and loss adjustment
  expenses ...............           55            173            107            198
Underwriting expenses ....           13             16             41             46
                                -------        -------        -------        -------
Underwriting (loss) gain .      $    (4)       $  (148)       $    36        $   (95)
                                -------        -------        -------        -------
Combined ratio ...........        117.4%         509.7%          79.4%         159.9%
Adjusted combined ratio* .        103.2%         145.7%          70.6%          87.1%

FINITE RISK
Net premiums written .....      $    50        $   189        $   201        $   345
Net premiums earned ......           55            194            221            350
Losses and loss adjustment
  expenses ...............           37            359            141            450
Underwriting expenses ....            7            (51)            66             20
                                -------        -------        -------        -------
Underwriting gain (loss) .      $    11        $  (114)       $    14        $  (120)
                                -------        -------        -------        -------
Combined ratio ...........         75.9%         156.6%          92.3%         134.8%
Adjusted combined ratio* .         90.4%         113.4%          91.5%         110.6%

                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                     -------------                 -------------
                                  2002           2001           2002           2001
                                  ----           ----           ----           ----
                                    ($ IN MILLIONS)               ($ IN MILLIONS)
TOTAL
Net premiums written .....      $   234        $   495        $   897        $ 1,196
Net premiums earned ......          307            445            989          1,045
Losses and loss adjustment
  expenses ...............          249            904            709          1,330
Underwriting expenses ....           79             54            292            284
                                -------        -------        -------        -------
Underwriting loss ........      $   (21)       $  (513)       $   (12)       $  (569)
                                -------        -------        -------        -------
Loss and loss adjustment
  expense ratio ..........         81.1%         203.3%          71.7%         127.3%
Underwriting expense ratio         26.1%          14.6%          28.4%          27.4%
                                -------        -------        -------        -------
Combined ratio ...........        107.2%         217.9%         100.1%         154.7%
                                =======        =======        =======        =======
Adjusted combined ratio* .         97.6%         126.2%          94.6%         120.2%
Impact of catastrophes on
  combined ratio .........         15.6%         133.6%           3.8%          57.6%

* For purposes of meaningful comparison, adjusted combined ratios in all periods presented exclude the impact of the reinsurance treaties described before the table and the September 11, 2001 terrorist attack.

      The following provides a more detailed discussion of results for the three-month and nine-month periods ended September 30, 2002 and 2001 produced by St. Paul Re's four business segments. To provide a more meaningful analysis of the underlying performance of St. Paul Re's business segments, the discussion of segment results excludes the impact of the September 11, 2001 terrorist attack and the reinsurance treaties. The impact of the terrorist attack on individual segment results and the impact of the reinsurance treaties were discussed earlier.

NORTH AMERICAN CASUALTY

      The North American Casualty segment consisted of casualty reinsurance underwritten for customers with exposures in the United States and Canada. In 2001, the following types of casualty coverages were offered: general, workers' compensation, auto, medical professional, non-medical professional, directors and officers, employment practices, surplus lines, umbrella and environmental impairment. This segment also included accident and health reinsurance coverages. As discussed earlier, in 2002, St. Paul narrowed its reinsurance product focus in an effort to improve profitability. As a result, the North American Casualty segment offered the following coverages in the first nine months of 2002: general and automobile liability, professional liability, workers' compensation, accident and health coverages and casualty clash. The following table summarizes results for this segment for the periods presented, and excludes the impact of the reinsurance treaties and the September 11, 2001 terrorist attack:

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                         -------------         -------------
                                       2002        2001      2002       2001
                                       ----        ----      ----       ----
                                       ($ IN MILLIONS)       ($ IN MILLIONS)

Net premiums written..........        $   96      $ 261     $  329     $  557
Percentage decrease over
  prior year..................           (63)%                 (41)%
Underwriting loss.............        $  (41)     $ (44)    $  (85)    $ (157)
Loss and loss adjustment
  expense ratio...............          98.2%      85.7%      87.8%      97.6%
Underwriting expense ratio....          33.6%      36.4%      32.7%      36.4%
                                      ------      -----     ------     ------
Combined ratio................         131.8%     122.0%     120.5%     134.0%
                                      ======      =====     ======     ======

      THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

      Net written premium declined 63.2% to $96 million for the three months ended September 30, 2002 from $261 million for the three months ended September 30, 2001. The premium volume was impacted by a decline in premiums resulting from lines of business being exited.

      The $3 million reduction in underwriting losses compared with the three months ended September 30, 2001 is attributable to improved rates and risk selection.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

      The $228 million decrease in net premiums written was primarily due to the rescission of a large quota share contract in the second quarter of 2002. The premium volume was also impacted by a decline in premiums resulting from lines of business being exited. Rate increases averaged 32% in the first nine months of 2002, and new business written in the accident and health reinsurance market served to partially offset the decline in premiums.

      The $72 million reduction in underwriting losses compared with the nine months ended September 30, 2001 is attributable to improved rates and risk selection, as well as less unfavorable development in casualty business written in prior years.

NORTH AMERICAN PROPERTY

      The North American Property segment consisted of property reinsurance business underwritten for customers with exposures in the United States and Canada. In 2001, coverages offered included proportional, per-risk, excess-of-loss reinsurance and excess and surplus lines insurance, and catastrophe treaties. This segment also included the results of retrocessional reinsurance business, and crop and agricultural reinsurance. As discussed earlier, in 2002, St. Paul narrowed its reinsurance product focus in an effort to improve profitability. As a result, the North American Property segment offered the following coverage in the first nine months of 2002: property catastrophe, property pro rata and property risk excess-of-loss. The following table summarizes results for this segment for the periods presented, and excludes the impact of the reinsurance treaties and the September 11, 2001 terrorist attack:

                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,
                                        -------------              -------------
                                     2002          2001         2002          2001
                                     ----          ----         ----          ----
                                      ($ IN MILLIONS)            ($ IN MILLIONS)
Net premiums written .........      $   57       $   74        $  167       $  181
Percentage decrease over
   prior year ................         (23)%                       (8)%
Underwriting gain (loss) .....      $   39       $  (30)       $   58       $  (59)
Loss and loss adjustment
  expense ratio ..............         8.6%       119.9%         40.8%       105.1%
Underwriting expense ratio ...        26.9%        26.4%         28.1%        29.4%
                                    ------       ------        ------       ------
Combined ratio ...............        35.5%       146.3%         68.9%       134.5%
                                    ======       ======        ======       ======

      THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

      The $17 million decrease in net premiums written was due to a decline in business volume resulting from lines of business being exited, offset by rate increases on the 2002 renewals.

      The $69 million improvement in the underwriting result is due to a decline in catastrophe activity over the prior year, the exiting of unprofitable lines of business and the impact of rate increases on the 2002 renewals.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

      The $14 million decrease in net premiums written was due to a decline in business volume resulting from St. Paul Re's withdrawal from or reduction in several lines of business in this segment, offset by rate increases that averaged 32% in the first nine months of 2002.

      The improvement in underwriting results in 2002 reflected the impact of exiting unprofitable lines of business, rate increases, a lack of significant catastrophe losses and favorable development on prior year catastrophe losses.

INTERNATIONAL

      In 2001, St. Paul Re's International segment underwrote property and casualty reinsurance for customers domiciled outside of North America. This segment also included results from marine and aerospace business for customers located throughout the world, because of the global nature of those exposures. As discussed earlier, in 2002, St. Paul narrowed its reinsurance product focus in an effort to improve profitability. As a result, the International segment offered the following coverages in the first nine months of 2002: property catastrophe, property pro rata, property risk excess-of-loss and marine coverages. The following table summarizes results for this segment for the periods presented, and excludes the impact of the reinsurance treaties and the September 11, 2001 terrorist attack.

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,               SEPTEMBER 30,
                                        -------------               -------------
                                     2002          2001          2002          2001
                                     ----          ----          ----          ----
                                      ($ IN MILLIONS)             ($ IN MILLIONS)
Net premiums written .........      $   24        $   28        $  200       $  212
Percentage decrease over
   prior year ................         (14)%                        (6)%
Underwriting gain (loss) .....      $    7        $  (19)       $   51       $   18
Loss and loss adjustment
  expense ratio ..............        68.8%        104.8%         49.4%        63.0%
Underwriting expense ratio ...        34.4%         40.9%         21.2%        24.1%
                                    ------        ------        ------       ------
Combined ratio ...............       103.2%        145.7%         70.6%        87.1%
                                    ------        ------        ------       ------

      THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

      Net written premium declined 14.3% to $24 million for the three months ended September 30, 2002 from $28 million for the three months ended September 30, 2001. The premium volume was impacted by a decline in premiums resulting from lines of business being exited.

      The $26 million improvement in the underwriting result is due to a decline in catastrophe activity over the prior year, the exiting of unprofitable lines of business and the impact of rate increases on the 2002 renewals.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

      The $12 million decrease in net premiums written in 2002 was due to St. Paul Re's decision to exit the aviation market and close certain international offices. Rate increases averaging 39% in the International segment partially offset these declines.

      The $33 million increase in underwriting gain was mainly attributable to favorable development on prior year reserves across all lines. Also contributing to the increase in underwriting gain is the absence of catastrophe losses in the period and significant rate increases achieved in 2002.

FINITE RISK

      In 2001, St. Paul Re's Finite Risk segment underwrote non-traditional reinsurance treaties for leading insurance and reinsurance companies worldwide. Non-traditional reinsurance combines limited traditional underwriting risk with financial risk protection and is generally utilized by sophisticated insurers who are willing to share in a portion of their insurance losses. Products include multi-year excess-of-loss treaties, aggregate stop loss treaties, finite quota share treaties, loss portfolio transfers, and adverse loss development covers. This segment also included bond and credit reinsurance coverages. As discussed earlier, in 2002, St. Paul narrowed its reinsurance product focus in an effort to improve profitability. As a result, the Finite Risk segment offered the following coverages in the first nine months of 2002: multi-year excess-of-loss, aggregate stop loss, finite quota share, loss portfolio transfer and adverse loss development contracts. The following table summarizes results for this segment for the periods presented, and excludes the impact of the reinsurance treaties and the September 11, 2001 terrorist attack:

                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                        SEPTEMBER 30,             SEPTEMBER 30,
                                        -------------             -------------
                                      2002        2001          2002         2001
                                      ----        ----          ----         ----
                                       ($ IN MILLIONS)          ($ IN MILLIONS)
Net premiums written .........      $   57       $  115        $  206       $  276
Percentage decrease over
  prior year .................         (50)%                      (25)%
Underwriting gain (loss) .....      $    6       $  (17)       $   17       $  (27)
Loss and loss adjustment
  expense ratio ..............        80.9%        80.9%         63.5%        70.2%
Underwriting expense ratio ...         9.5%        32.5%         28.0%        40.5%
                                    ------       ------        ------       ------
Combined ratio ...............        90.4%       113.4%         91.5%       110.6%
                                    ======       ======        ======       ======

      THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER 30, 2001

      Net written premium declined 50.4% to $57 million for the three months ended September 30, 2002 from $115 million for the three months ended September 30, 2001. The premium volume was impacted by a decline in premiums resulting from lines of business being exited.

      The $23 million improvement in the underwriting result is due to a decline in catastrophe activity over the prior year, the exiting of unprofitable lines of business and the impact of rate increases on the 2002 renewals.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER 30, 2001

      The $70 million decrease in net premiums written in the first nine months of 2002 was due to St. Paul Re's decision to exit the bond and credit market; however, that decline was offset by a $25 million positive premium adjustment related to one finite quota share contract.

      The $17 million underwriting gain in the first nine months of 2002 included a $14 million favorable impact due to the commutation of reinsurance treaties, offset by adverse prior-year marine and aviation loss development, as well as adverse loss experience on the bond and credit business in runoff.

LIQUIDITY AND CAPITAL RESOURCES

      St. Paul Re's primary sources of liquidity and capital resources were premium revenues received from its reinsurance business, and capital contributions, when necessary, from St. Paul. As a component of St. Paul's consolidated operations, St. Paul Re was dependent upon St. Paul to provide the necessary capital to adequately support the level of its business operations.

EXPOSURES TO MARKET RISK

      Market risk can be described as the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, foreign exchange rates or other factors. As a component of St. Paul's consolidated operations with no invested assets of its own, St. Paul Re had no direct exposure to these various types of market risk, except for the potential impact of changes in foreign currency exchange rates on its insurance reserves. St. Paul actively managed its exposure to such foreign currency risks by purchasing investments denominated in foreign currencies to hedge insurance reserves denominated in the same currencies, which effectively reduced its foreign currency exchange rate exposure.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 11, 2002

                                 PLATINUM UNDERWRITERS HOLDINGS, LTD.
                                 (Registrant)



                                 By:  /s/  William A. Robbie
                                    ---------------------------------------
                                           William A. Robbie
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jerome T. Fadden, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Platinum Underwriters Holdings, Ltd. (the "Registrant");

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 11, 2002




/s/  Jerome T. Fadden
------------------------------------
     Jerome T. Fadden
     President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William A. Robbie, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Platinum Underwriters Holdings, Ltd. (the "Registrant");

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

      4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

      6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 11, 2002




/s/  William A. Robbie
------------------------------------
     William A. Robbie
     Executive Vice President,
     Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

  Exhibit
   Number     Description
   ------     -----------
    99.1      Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002