Form 10-K
period 2002-12-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2003-03-31
CIK 1171500

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO




                       COMMISSION FILE NUMBER: 001-31341

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
             (Exact name of Registrant as specified in its charter)

                   BERMUDA                                     NOT APPLICABLE
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                             THE BELVEDERE BUILDING
                                 PITTS BAY ROAD
                             PEMBROKE HM-02 BERMUDA
                                 (441) 295-7195
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   COMMON SHARES, PAR VALUE $0.01 PER SHARE               NEW YORK STOCK EXCHANGE
               (Title of Class)                 (Name of each exchange on which registered)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes [X]     No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ]
     No [X]

     As of March 14, 2003, there were outstanding 43,004,000 Common Shares, par value $0.01 per share, of the Registrant. The aggregate market value of the Common Shares held by non-affiliates of the Registrant was $753,403,200, based on the closing price of $22.80 per share of the Common Shares on the New York Stock Exchange on March 14, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    35
Item 3.   Legal Proceedings...........................................    35
Item 4.   Submission of Matters to a Vote of Security Holders.........    35

                                  PART II
Item 5.   Market For Registrant's Common Equity and Related
          Shareholder Matters.........................................    36
Item 6.   Selected Financial Data.....................................    37
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    38
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    45
Item 8.   Financial Statements and Supplementary Data.................    47
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    66

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    66
Item 11.  Executive Compensation......................................    69
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    75
Item 13.  Certain Relationships and Related Transactions..............    76
Item 14.  Controls and Procedures.....................................    80

                                  PART IV
Item 15.  Exhibits, Financial Statements Schedules, and Reports on
          Form 8-K....................................................    80

Signatures

Certifications

Platinum Underwriters Holdings, Ltd. and Subsidiaries Financial          S-1
  Statement Schedules.................................................
Platinum Underwriters Holdings, Ltd. and Subsidiaries Pro Forma         PF-1
  Financial Statements................................................
The Predecessor Business Combined Financial Statements................   P-1
Exhibit Index
Exhibits

                                     PART I

     The "Company," "Platinum," "we," "us," and "our" refer to Platinum Underwriters Holdings, Ltd.'s consolidated operations unless the context otherwise indicates. "Platinum Holdings" refers solely to Platinum Underwriters Holdings, Ltd. "Platinum US" refers to Platinum Underwriters Reinsurance, Inc. "Platinum UK" refers to Platinum Re (UK) Limited. "Platinum Bermuda" refers to Platinum Underwriters Bermuda, Ltd. "Platinum Ireland" refers to Platinum Regency Holdings. "Platinum Finance" refers to Platinum Underwriters Finance, Inc. "Common Shares" refers to the common shares of the Company, par value $0.01 per share. The "Public Offering" refers to our initial public offering of the Common Shares of Platinum Holdings which was completed on November 1, 2002. The "ESU Offering" refers to our offering of 7.00 percent equity security units, consisting of a contract to purchase Common Shares in 2005, and an ownership interest in a senior note due 2007 of Platinum Finance, which was completed concurrently with the Public Offering. "St. Paul" refers to The St. Paul Companies, Inc., and "St. Paul Re" refers to the reinsurance underwriting segment of St. Paul prior to the Public Offering. "St. Paul Investment" refers to our issuance to St. Paul of Common Shares and an option to purchase additional Common Shares. "RenaissanceRe" refers to RenaissanceRe Holdings Ltd., and "RenaissanceRe Investment" refers to our issuance to RenaissanceRe of Common Shares and an option to purchase additional Common Shares. The St. Paul Investment and the RenaissanceRe Investment each occurred concurrently with the Public Offering.

NOTE ON FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

     In particular, statements using words such as "may," "should," "estimate," "expect," "anticipate," "intend," "believe," "predict," "potential," or words of similar import generally involve forward-looking statements. For example, we have included certain forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" with regard to trends in results, prices, volumes, operations, investment results, margins, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives and trends in market conditions, market standing, product volumes, investment results and pricing conditions.

     In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Form 10-K should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including the following:

          (1) our ability to successfully implement the Company's business strategy and continue the business acquired in connection with the Public Offering;

          (2) conducting operations in a competitive environment;

          (3) our ability to maintain our A.M. Best Company rating;

          (4) significant weather-related or other natural or man-made disasters over which the Company has no control;

          (5) the effectiveness of our loss limitation methods;

          (6) the adequacy of the Company's liability for unpaid losses and loss adjustment expenses ("LAE");

          (7) the availability of retrocessional reinsurance on acceptable terms;

          (8) our ability to maintain our business relationships with reinsurance brokers;

          (9) general political and economic conditions, including the effects of civil interest, war or a prolonged U.S. or global economic downturn or recession;

          (10) the cyclicality of the property and casualty reinsurance business;

          (11) factors such as market volatility and interest rate and currency exchange rate fluctuation;

          (12) tax, regulatory or legal restrictions or limitations applicable to the Company or the property and casualty reinsurance business generally; and

          (13) changes in the Company's plans, strategies, objectives, expectations or intentions which may happen at any time at the Company's discretion;

As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

     The forgoing factors, which are discussed in more detail in "Business -- Risk Factors," should not be construed as exhaustive. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

AVAILABLE INFORMATION

     Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our Internet website at www.platinumre.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. Information contained on Platinum Holdings's website is not part of this report.

ITEM 1.  BUSINESS.

                               INDUSTRY OVERVIEW

GENERAL

     Reinsurance is an arrangement in which an insurance company, referred to as the reinsurer, agrees to assume from another insurance company, referred to as the ceding company, all or a portion of the insurance risks that the ceding company has underwritten under one or more insurance contracts. In return, the reinsurer receives a premium for the insured risks that it assumes from the ceding company. Reinsurance, however, does not discharge the ceding company from its liabilities to policyholders. Reinsurance provides ceding insurers with three principal benefits: a reduction in net liability on individual risks, catastrophe protection from large or multiple losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would be possible without an accompanying increase in capital.

     During the period between the time premiums are received by the reinsurer and the time that the reinsurer must pay losses and LAE, the reinsurer has an opportunity to invest the funds received as premiums, less expenses. This investment activity can make a significant contribution to a reinsurer's financial results.

TYPES OF REINSURANCE

  PROPERTY AND CASUALTY REINSURANCE

     Reinsurance is typically classified into two categories based on the underlying insurance coverage: property and casualty reinsurance and life reinsurance. We write property and casualty reinsurance. We do not currently intend to write any life reinsurance although we may do so in the future.

     Property insurance protects an insured against financial loss arising out of the loss of property or its use caused by an insured peril. Examples of property insurance are property catastrophe and property per-risk coverages. Property catastrophe insurance protects an insured against losses arising out of multiple claims for a single event while property per-risk insurance protects an insured against loss arising out of a single claim for a single event.

     Casualty insurance protects an insured against financial loss arising out of the insured's obligation to others for loss or damage to persons or property. Examples of casualty insurance are general and automobile liability, professional liability, workers' compensation, and accident and health.

     Although property reinsurance involves a high degree of volatility, property reinsurance claims are generally reported soon after the event giving rise to the claim and tend to be assessed and paid relatively expeditiously. In comparison, there tends to be a greater time lag between the occurrence, reporting and payment of casualty reinsurance claims.

  EXCESS-OF-LOSS AND PROPORTIONAL REINSURANCE

     Reinsurance can be written on either an excess-of-loss basis or a pro rata, or proportional, basis. A substantial majority of the reinsurance we underwrite is excess-of-loss reinsurance.

     In the case of excess-of-loss reinsurance, the reinsurer assumes all or a specified portion of the ceding company's risks in excess of a specified amount, which amount is referred to as the ceding company's retention or the reinsurer's attachment point, subject to a negotiated reinsurance contract limit. For example, property catastrophe excess-of-loss reinsurance provides coverage to a ceding company when its aggregate claims, arising from a single occurrence during a covered period, such as a hurricane or an earthquake, exceed the attachment point specified in the reinsurance contract. Other forms of excess-of-loss respond when each single claim exceeds the ceding company's retention. In many of our excess-of-loss reinsurance contracts, we have the ability to set the reinsurance rate, which we believe gives us greater control over pricing adequacy.

     In the case of proportional reinsurance, the reinsurer assumes a predetermined portion of the ceding company's risks under the covered primary insurance contract or contracts. The frequency of claims under a proportional reinsurance contract is usually greater than under an excess-of-loss contract, since there is no retention that the claim must exceed before proportional reinsurance responds; reinsurers respond to claims immediately to the ceding company on a proportional basis. Premiums that the ceding company pays to a reinsurer for proportional reinsurance are a predetermined portion of the premiums that the ceding company receives from its insured, consistent with the proportional sharing of risk. The reinsurer is more exposed to claims and has less control over the pricing adequacy under proportional reinsurance.

  TREATY AND FACULTATIVE REINSURANCE

     Reinsurance can be written either through treaty or facultative reinsurance arrangements. In treaty reinsurance, the ceding company cedes, and the reinsurer assumes, a specified portion of a type or category of risks insured by the ceding company. In facultative reinsurance, the ceding company cedes, and the reinsurer assumes, all or part of a specific risk or risks. Substantially all of the reinsurance that we underwrite is on a treaty basis, and we generally do not underwrite facultative reinsurance except in very limited and opportunistic circumstances.

     Generally in the industry, treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and are largely dependent on the original risk underwriting decisions made by the ceding company's underwriters. Accordingly, reinsurers will carefully evaluate the ceding company's risk management and underwriting practices, as well as claims settlement practices and procedures, in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty.

     Generally, reinsurers who provide facultative reinsurance do so separately from their treaty operations. Facultative reinsurance normally is purchased by ceding companies for risks not covered by their reinsurance treaties, for amounts in excess of the monetary limits of their reinsurance treaties and for unusual and complex risks. In addition, facultative risks often provide coverages for relatively severe exposures, which results in greater volatility. Facultative reinsurance has relatively high underwriting expenses and, in particular, personnel costs, because each risk is individually underwritten and administered.

  NON-TRADITIONAL/FINITE REINSURANCE

     Non-traditional/finite reinsurance involves structured reinsurance solutions tailored to meet an individual ceding company's strategic and financial objectives. Property and casualty risks can be reinsured on a non-traditional/finite basis. Often these reinsurance solutions provide reinsurance protection across a ceding company's entire insurance portfolio. For instance, a whole account aggregate stop loss, whether single year or multi-year in design, provides protection for a ceding company from deterioration in its results. With increasing frequency, non-traditional/finite reinsurance has been utilized in various ways to assist ceding companies in managing property catastrophe exposures and other loss exposures from single or multiple events which, in the aggregate, could be significant.

     Because of the constantly changing industry and regulatory framework, as well as the changing market demands facing insurance companies, the approaches utilized in non-traditional/finite programs are constantly evolving and will continue to do so. We are active participants in the non-traditional/finite reinsurance business.

  BROKER AND DIRECT REINSURANCE

     Reinsurance can be written through reinsurance brokers or directly with ceding companies. We believe that a ceding company's decision to select either the broker market or the direct market is influenced by various factors including, among others, market capacity, market competition, the value of the broker's advocacy on the ceding company's behalf, the spread of risk, flexibility in the terms and conditions, an ability to efficiently compare the analysis and quotes of several reinsurers, the speed of a reinsurance placement, the historical relationship with the reinsurer and the efficiency of claims settlement with respect to a coverage. Through the use of reinsurance brokers, a reinsurer may be able to avoid the need to develop a large staff dedicated to particular reinsurance markets and to maintain the flexibility to enter other reinsurance lines when it perceives opportunities. We believe that brokers are particularly useful in assisting in arranging excess-of-loss reinsurance programs. We underwrite substantially all of our reinsurance through brokers.

  RETROCESSION

     Reinsurers typically purchase reinsurance to reduce their own risk exposure. Reinsurance of a reinsurer's business is called retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause primary insurers to purchase reinsurance. These reasons include reducing liability on individual risks, protecting against catastrophic losses, stabilizing financial ratios and obtaining additional underwriting capacity. We purchase and issue retrocessional contracts.

REINSURANCE INDUSTRY CONDITIONS AND TRENDS

     The reinsurance industry historically has been cyclical, characterized by periods of price competition due to excessive underwriting capacity as well as periods when shortages of underwriting capacity have permitted favorable pricing.

     Cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile developments, including natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and other catastrophic events, including terrorist attacks, the frequency and severity of which are inherently difficult to predict. We believe that property and casualty reinsurance rates often rise in the aftermath of significant catastrophe losses. As liabilities are established to cover expected claims, the industry's capacity to write new business diminishes. The industry is also affected by changes in the propensity of courts to expand insurance coverage and grant large damage awards, as well as fluctuations in interest rates and other changes in the economic environment that affect market prices of investments.

     As a result of favorable loss levels and strong investment returns beginning in the mid-1990's, the reinsurance industry entered a cycle of increased competition and industry capacity, which pushed property and casualty premium rates down. However, in 1999, there were several significant worldwide catastrophic events, which resulted in insured losses of approximately $31 billion. These losses, and the subsequent contraction of capacity in the market, resulted in improvements in rates, terms and conditions beginning with January 2000 renewals. These improvements continued in 2001 with a number of catastrophic events in the first half of the year, and were accelerated by the terrorist attack of September 11, 2001. With insured losses estimated to be in excess of $30 billion, the terrorist attack resulted in the largest single insured loss ever experienced by the industry. By comparison, the largest insured catastrophic event prior to the attack was Hurricane Andrew in 1992 with $16 billion in estimated losses.

     We believe that the insured losses of 1999 and 2001 have reduced the industry's capacity to write new business. As a result, with respect to January, April and July 2002 renewals, St. Paul Re experienced substantial rate increases, generally ranging from 20 percent to 50 percent depending on the line of business.

                                  OUR BUSINESS

GENERAL

     Platinum Holdings is a Bermuda reinsurance holding company organized in 2002. Our objective is to provide on a worldwide basis, through our licensed operating subsidiaries Platinum Bermuda, Platinum US and Platinum UK, property, casualty and finite reinsurance coverages to a diverse clientele of insurers and select reinsurers. Platinum UK and Platinum Bermuda are newly formed companies and, as such, had no prior operating history or loss reserves subject to development prior to January 1, 2002. Platinum US was formed in 1995 and is a licensed insurance company incorporated and domiciled in the state of Maryland. Platinum US had been an inactive company with no prior operating history and no exposure to adverse loss development prior to January 1, 2002. We own Platinum US and Platinum UK through Platinum Ireland, our newly formed and wholly owned intermediate Irish holding subsidiary. Platinum Ireland conducts no business operations of its own other than owning Platinum US (through Platinum Finance, which currently conducts no business operations of its own and has not conducted business operations of its own in the past, as its activities have generally been limited to raising funds for Platinum US through the issuance of senior notes as part of the ESU Offering) and Platinum UK. The following chart summarizes our corporate structure:

                          [CORPORATE STRUCTURE CHART]

     We have organized our worldwide reinsurance business around the following three operating segments: Global Property and Marine, Global Casualty and Finite Risk. In each of our operating segments, we offer our reinsurance solutions to providers of commercial and personal lines of insurance. We underwrite substantially all of our reinsurance through brokers. Although we will, on occasion, write business directly with ceding companies, our preference is to support the broker channels. We underwrite substantially all of our reinsurance business through treaties rather than on a facultative basis.

COMPETITIVE STRENGTHS

     We commenced operations with the benefit of a portfolio of business that we assumed from St. Paul Re and believe that we have the benefits of being both an established business and a new market entrant. Our initial reinsurance portfolio contains a variety of businesses which we believe would normally take a significant time to develop. We are diversified across several types of coverage, with approximately two-thirds of our premiums expected to come from traditional property and casualty reinsurance and one-third from finite reinsurance. We believe that the portfolio of business that we assumed from St. Paul Re represents a valuable asset given the renewal nature of the reinsurance industry and the importance of continuity of relationships. In addition, we have an unencumbered capital base not exposed to claims development prior to January 1, 2002. As a well-capitalized company with reinsurance as our single focus, we believe that, with our experience and contacts in the reinsurance market, we will be able to expand our relationships with existing clients and establish relationships with new clients.

     We believe that we have an experienced underwriting and actuarial staff that allows us to act as a lead or quoting reinsurer. We operate principally as a lead or quoting reinsurer on the treaties in which we participate. Generally, the lead or quoting reinsurers negotiate the proposed terms of coverage, including the premium rate and retention level. We believe that consistent with our underwriting strategy, operating as a lead or quoting reinsurer allows us to establish more accurate pricing and focus on profitability rather than market share. In addition to the benefit of leading negotiations of contract terms and prices, we believe that operating as a lead or quoting reinsurer aids us in the development of close and continuing relationships with brokers and ceding companies. We also believe that operating as a lead or quoting reinsurer results in our receiving solicitations from brokers for a broader range of business and provides us with greater access to preferred risks. Furthermore, we believe that access to new opportunities on new treaties for existing clients or new clients are facilitated by using the broker distribution channel, due to the syndicated placement of the business.

PLATINUM'S STRATEGY

     Our goal is to achieve attractive long-term returns for our shareholders, while establishing Platinum as a conservative risk manager and market leader in certain classes of property and casualty reinsurance.

     - Build our future on a strong foundation. We commenced operations with the benefit of a portfolio of business that we assumed from St. Paul Re. Our initial portfolio contained a diversity of business that would normally take many years to develop. We acquired St. Paul Re's existing customer lists and the right to seek to renew its continuing in-force reinsurance contracts. We also have the benefit of experienced employees from the skilled St. Paul Re employee base. These employees have broker and ceding company relationships and underwriting pricing and claims experience that allow us to be fully staffed and operational in key underwriting and support functions. This strong foundation allows us to offer clients and brokers a full range of products, support and service.

     - Focus on profitability, not market share. Our management team pursues a strategy that emphasizes underwriting discipline and profitability over market share. Key elements of this strategy are prudent risk selection, appropriate pricing through strict underwriting discipline and adjustment of our business mix to respond to changing market conditions.

     - Exercise disciplined underwriting and risk management. We exercise risk management discipline by (i) maintaining a diverse spread of risk in our book of business across product lines and geographic zones, (ii) emphasizing excess-of-loss contracts over proportional contracts, and
       (iii) reducing our aggregate catastrophe exposure relative to historical levels through more sophisticated management of property catastrophe aggregate exposures.

     - Grow our business by leveraging our global platform. We currently operate in all three of the world's leading reinsurance markets with offices in New York, London and Bermuda.

     - Operate from a position of financial strength. As a newly formed company, our capital position is unencumbered by any development of unpaid losses for business written prior to January 1, 2002. As of December 31, 2002, we had a total capitalization of $1,059 million (total shareholders' equity of $921 million and debt obligations of $138 million). Our investment strategy focuses on security and stability in our investment portfolio by maintaining a diversified portfolio that consists primarily of investment grade fixed-income securities. We believe these factors, combined with our strict underwriting discipline, allows us to maintain our strong financial position and to be opportunistic when market conditions are most attractive.

OPERATING SEGMENTS

     We have organized our worldwide reinsurance business around the following three operating segments: Global Property and Marine, Global Casualty and Finite Risk. The following table sets forth the net premiums written by the Company for the two month period ended December 31, 2002 by operating segment and by type of reinsurance ($ in thousands):

                                                                 PERIOD ENDED
                                                              DECEMBER 31, 2002
                                                              ------------------
Global Property and Marine
Excess-of-loss..............................................   $ 56,549      19%
Proportional................................................     32,792      11%
                                                               --------     ---
     Total Global Property and Marine.......................     89,341      30%
                                                               --------     ---
Global Casualty
Excess-of-loss..............................................    155,377      52%
Proportional................................................      9,552       3%
                                                               --------     ---
     Total Global Casualty..................................    164,929      55%
                                                               --------     ---
Finite Risk.................................................     43,844      15%
                                                               --------     ---
     Total..................................................   $298,114     100%
                                                               ========     ===

     The following table sets forth the net premiums written by the Company for the two month period ended December 31, 2002 by operating segment and by geographic location of the ceding company ($ in thousands):

                                                                 PERIOD ENDED
                                                              DECEMBER 31, 2002
                                                              ------------------
Global Property and Marine
United States...............................................   $ 37,523      13%
International...............................................     51,818      17%
                                                               --------     ---
     Total Global Property and Marine.......................     89,341      30%
                                                               --------     ---
Global Casualty
United States...............................................     87,412      29%
International...............................................     77,517      26%
                                                               --------     ---
     Total Global Casualty..................................    164,929      55%
                                                               --------     ---
Finite Risk.................................................
United States...............................................     28,937      10%
International...............................................     14,907       5%
                                                               --------     ---
Total Finite Risk...........................................     43,844      15%
                                                               --------     ---
     Total..................................................   $298,114     100%
                                                               ========     ===

GLOBAL PROPERTY AND MARINE

     The Global Property and Marine operating segment includes principally property and marine reinsurance coverages that are written both in the United States and international markets. This business consists of catastrophe excess-of-loss reinsurance treaties. This operating segment also includes property per risk excess-of-loss treaties and property proportional treaties. Marine reinsurance includes coverage for hull, cargo and off-shore energy, as well as third party marine coverages for "protection and indemnity" and excess liabilities, primarily under excess-of-loss treaties. We write a limited amount of other types of reinsurance on an opportunistic basis.

     - Property. Our property reinsurance activities emphasize catastrophe excess-of-loss reinsurance. These contracts provide a defined limit of liability, permitting us to quantify our aggregate maximum loss exposure. Quantification of loss exposure is fundamental to our ability to manage our loss exposure through geographical zone limits and program limits. In addition, when our pricing standards are met, we may, to a limited extent, write other property coverages, including per risk excess-of-loss or proportional treaties. We have entered into a Services and Capacity Reservation Agreement with RenaissanceRe which provides for a periodic review and assistance in measuring risk and managing aggregate catastrophe exposures.

       Excess-of-loss contracts also help us to control our underwriting results by increasing our flexibility to determine premiums for reinsurance at specific retention levels, independent of the premiums charged by primary insurers, and based upon our own underwriting assumptions. Also, because primary insurers typically retain a larger loss exposure under excess-of-loss contracts, we believe that they have a greater incentive to underwrite risks and adjust losses in a prudent manner.

     - Marine. We provide reinsurance coverage of marine and offshore energy insurance programs. Coverages reinsured include hull damage, protection and indemnity, cargo damage and general marine liability. Marine reinsurance treaties include excess-of-loss as well as proportional treaties. We emphasize excess-of-loss treaties that provide for an evaluation using experience and exposure pricing models.

GLOBAL CASUALTY

     The Global Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general liability, professional liability, workers' compensation and automobile liability. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. We generally write casualty reinsurance on an excess-of-loss basis in that we pay claims after the claim becomes larger than our attachment point (whether there is a ceding company retention or an underlying insurance policy). Most frequently, we respond to claims on an individual risk basis, which is when the claim for a single, original insured exceeds our attachment point. We write some excess-of-loss treaties on an occurrence basis, which respond when all claims from multiple original insureds from a single event for a particular ceding company exceed our attachment point. This is the case with our casualty clash and workers' compensation products. On an opportunistic basis, we may write proportional treaties.

     We seek reinsurance treaties covering established books of insurance products where we believe that past experience permits a reasonable estimation of the reinsurance premium adequacy. We underwrite new exposures selectively and only after a comprehensive evaluation of the capability of the ceding company. We employ underwriters and pricing actuaries with expertise in each of the following areas:

     - Umbrella Liability. Umbrella policies are excess insurance policies that provide coverage when claims, individually or in the aggregate, exceed the original general liability and automobile liability policies. By definition, a claim must exceed the limit of some underlying policy for the claim to be considered under an umbrella policy.

     - General Liability and Product Liability. We provide reinsurance of third party liability coverages for commercial and personal insureds. We provide, predominantly on an excess-of-loss basis, various coverages of both small and large companies, including commercial, farmowners and homeowners policies as well as third party liability coverages such as product liability.

     - Professional Liability. We write reinsurance treaties for professional liability programs, including directors and officers liability insurance and errors and omissions liability insurance, for professionals such as lawyers, architects and other professionals. In most circumstances, the underlying insurance products for these lines of business are written on a claims made basis, which requires claims related to the liabilities insured under the policy to be submitted to the insurer while the policy is in force.

     - Accident and Health. We provide accident and health reinsurance, often in the form of quota share reinsurance of a ceding company writing aggregate and per person stop loss coverage of self-insured employer medical plans. We also write reinsurance of first dollar health insurance, student health insurance, critical illness insurance, medicare and medicare supplement, and other forms of health insurance.

     - Workers' Compensation. We reinsure workers' compensation on a catastrophic basis as well as on a per-claimant basis. We provide coverage on a full statutory coverage basis or subject to specific carve-out coverages. Our predominant exposure to workers' compensation would generally be due to a single occurrence, such as a factory explosion, involving more than one claimant.

     - Casualty Clash. Our casualty clash product responds to claims arising from a single set of circumstances (an event or occurrence) covered by more than one insurance policy or multiple claimants on one policy. This product is analogous to the property catastrophe product, but written for casualty lines of business. All reinsurance treaties that we refer to as casualty clash are excess-of-loss with both an occurrence limit and an aggregate limit.

     - Automobile Liability. Automobile liability policies provide for first party damage coverage, which covers damage to the insured's vehicle, and third party damage coverage, which covers the insured's liability to other people and their property due to the use of the insured vehicle. There are also other coverages, such as uninsured motorists and medical payments. Since we generally write automobile liability on an excess-of-loss basis, generally for claims greater than $100,000, our predominant exposure arises from third party liability claims and the related legal defense costs.

FINITE RISK

     The Finite Risk operating segment includes principally finite reinsurance solutions to ceding companies whose needs may not be met efficiently through traditional reinsurance products. We focus on providing such clients with customized solutions for their risk management and other financial management needs. We seek to develop client-specific solutions after spending time with the client to understand its business needs. The classes of risks underwritten through finite products are generally consistent with the classes covered using traditional products. The three main categories of finite products that we underwrite are described below:

     - Multi-year excess-of-loss. These reinsurance contracts often complement ceding companies' traditional excess-of-loss reinsurance programs. In general, these contracts are designed so that the ceding company funds the normal level of loss activity over a multi-year period. The reinsurer incorporates a profit margin to cover its costs and the risk that losses are worse than normal. This type of product often carries an up-front premium plus additional premiums which are dependent on the magnitude of losses claimed by the ceding company under the contract. The ceding company generally participates in a profit sharing arrangement under this type of reinsurance contract if the business covered does not generate excessive losses.

     - Whole account aggregate stop loss. Aggregate stop loss reinsurance contracts provide broad protection against a wide range of contingencies that are difficult to address with traditional reinsurance. They can be offered on a single or multi-year basis, and provide either catastrophic or attritional loss protection.

     - Finite quota share. Finite quota share reinsurance contracts limit the reinsurer's underwriting exposure while allowing the ceding company surplus and expense ratio relief.

MARKETING

     We market our reinsurance products worldwide through our underwriting offices and non-exclusive relationships with the leading reinsurance brokers active in the U.S. and non-U.S. markets.

     Based on net premiums written by the Company for the two month period ended December 31, 2002 (including all of the business ceded to us by St. Paul), the five brokers from which we derived the largest portions of our business (with the approximate percentage of business derived from such brokers and their affiliates) are Aon Corporation (23.9 percent), Marsh & McLennan Companies (21.5 percent), Benfield Blanch Inc. (13.3 percent), Willis Group Holdings (12.0 percent) and Towers Perrin (7.8 percent). The loss of business relationships with any of these top five brokers could have a material adverse effect on our business.

     Brokers perform data collection, contract preparation and other administrative tasks. We believe that by relying largely on reinsurance brokers, we are able to avoid the expense and regulatory complications of worldwide offices, thereby minimizing fixed costs associated with marketing activities. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential ceding companies.

     The following table sets forth the net premiums written by the Company for the two month period ended December 31, 2002 by geographic location of the ceding company ($ in thousands):

                                                                 PERIOD ENDED
                                                              DECEMBER 31, 2002
                                                              ------------------
North America (excluding Caribbean).........................   $158,959      54%
Caribbean...................................................     19,795       7%
Latin America...............................................        893      --
Far East....................................................      9,536       3%
Continental Europe..........................................     27,747       9%
United Kingdom..............................................     78,504      26%
Other.......................................................      2,680       1%
                                                               --------     ---
                                                               $298,114     100%
                                                               ========     ===

UNDERWRITING AND RISK MANAGEMENT

     We have a disciplined approach to underwriting and risk management that emphasizes profitability rather than premium volume or market share.

     We seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic area, by peril and by type of program or contract. Our risk management uses a variety of means, including the use of contract terms, diversification criteria, probability analysis and analysis of comparable historical loss experience. We estimate the impact of certain catastrophic events using catastrophe modeling software and contract information to evaluate our exposure to losses from individual contracts and in the aggregate. For example, the majority of the natural catastrophe reinsurance we write relates to exposures within the United States, Europe and Japan. Accordingly, we monitor our exposure to events that affect these regions, such as hurricanes and earthquakes in the United States, windstorms in Europe and typhoons and earthquakes in Japan.

     We seek to limit our potential loss (pretax, but after reinstatement and other premiums received due to the loss) from a single one-in-250-year catastrophe on a probable maximum loss basis, after giving effect to our retrocessional programs, to approximately 30 percent of our total capitalization. There can be no assurance that our underwriting risk management procedures and our retrocessional programs will successfully limit actual losses to this amount and losses from a single catastrophe may materially exceed this amount.

     Many of our reinsurance contracts do not contain an aggregate loss limit or a loss ratio limit, which means that there is no contractual limit to the losses that we may be required to pay pursuant to such reinsurance contracts. Substantially all of our property reinsurance contracts with natural catastrophe exposure have occurrence limits. Substantially all of our high layer property, casualty and marine excess-of-loss contracts also contain aggregate limits, with limited reinstatements of an occurrence limit, which restore the original limit under the contract after the limit has been depleted by losses incurred on that treaty. Our actuaries and underwriters work together to establish appropriate pricing models for these purposes.

     In connection with the review of any program proposal, we consider the appropriateness of the ceding company, including the quality of its management, its capital and its risk management strategy. In addition, we seek to obtain information on the nature of the perils to be included and, in the case of property catastrophe exposures, detailed aggregate information as to the location or locations of the risks covered under the reinsurance contract. We request information on the ceding company's loss history for the perils proposed to be reinsured, together with relevant underwriting considerations, which would impact exposures to reinsurers. If the program meets all these initial underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital.

     We have available for our use the historical loss experience of St. Paul Re to assist us in pricing individual treaties and overall lines of business. We also use sophisticated modeling techniques to measure and estimate loss exposure under both simulated and actual loss scenarios and in comparing exposure portfolios to both single and multiple events. We take an active role in the evaluation of commercial catastrophe pricing models, providing feedback to the modeling companies to improve the effectiveness of these models. These computer-based loss modeling systems utilize data compiled by A.M. Best Company ("Best's") and direct exposure information obtained from our clients to assess each client's catastrophe management approach and the adequacy of their program's protection. We believe that modeling is a very important part of the underwriting process for catastrophe exposure pricing. The majority of our client base also uses one or more of the various modeling consulting firms in their exposure management analysis. The combination of reinsurance system information, together with the various commercial models we employ, enables us to monitor and control our acceptance of exposure on a global basis.

     We have entered into a five year Services and Capacity Reservation Agreement with RenaissanceRe, pursuant to which RenaissanceRe provides services to us in connection with our property catastrophe book of business. No more than twice per year, at our request, RenaissanceRe will analyze our property catastrophe treaties and contracts and will assist us in measuring risk and managing our aggregate catastrophe exposures.

     Generally, about 50 percent of premiums we underwrite each year are expected to be for contracts which have effective dates in January, about 20 percent in April, about 20 percent in July and the remainder at other times throughout the year. Premiums are generally due in installments over the contract term, with each installment generally received within 30 days after the due date.

GEOGRAPHIC DIVERSIFICATION

     We seek to diversify our property catastrophe exposure across geographic zones around the world in order to obtain a favorable spread of risk. We attempt to limit the coverage we provide for risks located in a particular zone to a predetermined level. Currently, our greatest exposures are in states on the West and Gulf Coasts and in the southeastern part of the United States, as well as in the Caribbean, Japan and northern Europe.

     We maintain a database of our exposures in each geographic zone and conservatively estimate our probable maximum loss for each zone and for each peril (e.g., earthquakes, hurricanes and floods) to which that zone is subject based on catastrophe models and underwriting assessments. We also use catastrophe modeling to review exposures on events that cross country borders such as wind events that may affect the Caribbean and Florida or the United Kingdom and continental Europe. The largest exposures are in the United States for earthquake and hurricane, in the United Kingdom for flood and wind, and in Japan for earthquake and wind.

RETROCESSIONAL REINSURANCE

     We may obtain retrocessional reinsurance to reduce liability on individual risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity.

     The major types of retrocessional coverage we may purchase include the following:

     - specific coverage for certain property, marine and casualty exposures,

     - catastrophe coverage for property business, and

     - corporate level coverage for the potential accumulation or aggregation of exposures across some or all of our operations.

     We may purchase other retrocessional coverage on an opportunistic basis.

     Our decisions with respect to purchasing retrocessional coverage consider both the potential coverage and market conditions with respect to the pricing, terms, conditions and availability of such coverage, with the aim of securing cost-effective protection. We expect that the level of retrocessional coverage will vary over time, reflecting our view of the changing dynamics of both the underlying exposure and the reinsurance markets. There can be no assurance that retrocessional coverage will be available on terms acceptable to us.

     We have established business and financial standards for retrocessionaires from which we will consider purchasing retrocessional coverage. Prior to entering into a retrocessional agreement, we analyze the financial strength and rating of each retrocessionaire. Retrocessional coverage is generally derived from companies rated "A" or better by Best's. For exposures where losses become known and are paid in a relatively short period of time, we may derive retrocessional coverage from companies rated "A-" or better by Best's. The financial performance and rating status of all material retrocessionaires is monitored. Retrocessional agreements do not relieve us from our obligations to the insurers and reinsurers from whom we assume business. The failure of retrocessionaires to honor their obligations could result in losses to us.

     For 2002, St. Paul Re purchased an accident year aggregate excess-of-loss retrocessional agreement which provides up to $200 million of coverage if the accident year loss ratio exceeds a specified loss ratio attachment point for the 2002 accident year. This retrocessional agreement covers risks retained by St. Paul Re and risks underwritten by us with respect to the 2002 accident year. The attachment point is net of inuring retrocessions and includes adjustable premium provisions that effectively cause us to pay to the retrocessionaire, on a pre-tax basis, up to 50 percent of such ceded losses, through additional premiums.

     Platinum Bermuda reinsures up to approximately 55 percent of Platinum UK's reinsurance business written on or after January 1, 2003, and expects to reinsure up to approximately 70 percent of Platinum US's reinsurance business, which is not written through St. Paul. A trust has been established and funded to secure Platinum Bermuda's reinsurance obligations to Platinum UK and it is expected that a trust arrangement will be established and funded to secure Platinum Bermuda's reinsurance obligations to Platinum US.

     Pursuant to the five year Services and Capacity Reservation Agreement with Renaissance Re described above, RenaissanceRe will provide us with quotations for non marine property catastrophe retrocessional coverage with aggregate limits up to $100 million annually, either on an excess-of-loss or proportional basis. These quotations, which will be in RenaissanceRe's sole discretion, are expected to reflect, among other things, an analysis of exposure, limit, retention, exclusions and other treaty terms. The annual fee for the coverage commitment and the consulting services that we will pay to RenaissanceRe will be the greater of (i) $4 million and (ii) 3.5 percent of our aggregate gross written non marine non finite property catastrophe premium (including reinstatements), adjusted annually 30 days after each anniversary. This annual fee is in addition to any retrocessional premium otherwise payable to RenaissanceRe for retrocessional coverage purchased by us from RenaissanceRe.

CLAIMS ADMINISTRATION

     With respect to the reinsurance contracts that we assumed from St. Paul Re, claims are managed by St. Paul's claims department, with our supervision and management, pursuant to the quota share retrocession agreements that we entered into with St. Paul. Under those agreements, St. Paul's subsidiaries transferred the liabilities, related assets and rights and risks under substantially all of the reinsurance contracts entered into by St. Paul's subsidiaries on or after January 1, 2002 (except for certain liabilities relating to the flooding in Europe in August 2002, named storms in existence at the time of the completion of the Public Offering, and reinsurance underwritten in London covering exposures arising from financial institutions). We reimburse St. Paul for its costs of managing these claims. We may, at our discretion and expense, take over administration of any specific claims. Our own claims department administers claims arising under all of our other reinsurance contracts.

     The responsibilities of the claims department include reviewing initial loss reports, monitoring claims handling activities of clients, requesting additional information where appropriate, posting initial case reserves and approving payment of individual claims. Authority for payment and establishing reserves is based upon the level and experience of claims personnel.

     In addition to managing reported claims and conferring with ceding companies on claims matters, the claims department conducts periodic audits of specific claims and the overall claims procedures of our clients at the offices of ceding companies. We rely on our ability to monitor effectively the claims handling and claims reserving practices of ceding companies in order to establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. Moreover, prior to accepting certain risks, our underwriters will often request that the claims department conduct pre-underwriting claims audits of prospective ceding companies. Through these audits, we attempt to evaluate the ceding company's claims-handling practices, including the organization of their claims department, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines. Following these audits, the claims department provides feedback to the ceding company, including an assessment of the claims operation and, if appropriate, recommendations regarding procedures, processing and personnel.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     We are required by applicable insurance laws and regulations and accounting principles generally accepted in the United States of America ("U.S. GAAP") to establish liabilities for payment of losses and LAE that will arise from our reinsurance products. These liabilities are balance sheet estimates of future amounts required to pay losses and LAE for reinsured claims which have occurred at or before the balance sheet date, whether already known to us or not yet reported. Unpaid losses and LAE fall into two categories: case basis estimates for reported losses and LAE, and estimates of liabilities for incurred but not reported ("IBNR") losses and LAE. IBNR liabilities are established upon the occurrence of an event which may give rise to a loss, but before any claims are reported. Significant periods of time can elapse between the occurrence of a reinsured claim, its reporting by the insured to the primary insurer and from the primary insurer to the reinsurer. Under U.S. GAAP, we are not permitted to establish liabilities until the occurrence of an event which may give rise to a loss.

     Upon receipt of a notice of claim from a ceding company, we establish an estimate of the case basis liability for our portion of the ultimate settlement. Case basis liabilities are usually based upon the liability estimate reported by the ceding company and may be increased or reduced as deemed necessary by our claims department. We establish liabilities for loss and LAE in light of past experience (including the historical loss experience of the reinsurance business of St. Paul Re, current developments and likely trends). Preliminary actuarial results are shared with appropriate underwriters, pricing actuaries, claims and finance professionals and senior management. Because estimation of unpaid losses and LAE is an inherently uncertain process, we believe that quantitative techniques are enhanced by professional and managerial judgment. Upon the occurrence of an event which may give rise to a loss but before any claims are reported, we establish liabilities for IBNR losses and LAE based on actuarial techniques and a review of contracts that may be impacted by the event. The establishment of liabilities for losses and LAE, and adjustments to liabilities resulting from changes in our estimates, are reflected in current income.

     Unpaid losses and LAE represent our best estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are not precise because, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other factors. During the claim settlement period, it often becomes necessary to refine and adjust the case basis estimates of liability, and thus the estimates may be adjusted either upward or downward, based on periodic reviews and updates for developments. Even after such adjustments, ultimate liability may materially exceed or be less than the revised estimates.

     The uncertainty inherent in loss estimation is particularly pronounced for casualty coverages, such as umbrella, general and professional liability and automobile liability, where information, such as required medical treatment and costs for bodily injury claims, only emerges over time. In the overall reserve setting process, provisions for economic inflation and changes in the social and legal environment are considered. The uncertainty inherent in the reserving process for primary insurers is even greater for the reinsurer. This is because of, but not limited to, the time lag inherent in reporting information from the primary insurer to the reinsurer and differing reserving practices among ceding companies. As a result, actual losses and loss adjustment expenses may deviate, perhaps materially, from expected ultimate costs reflected in our current reserves.

     Activity in liability for unpaid losses and LAE is summarized as follows ($ in thousands):

Net unpaid losses and LAE as of April 19, 2002..............   $     --
Net incurred related to current year........................     60,356
Unpaid losses and LAE assumed from St. Paul.................    221,303
Net paid losses and LAE.....................................         --
                                                               --------
Net unpaid losses and LAE as of December 31, 2002...........   $281,659
                                                               ========

INVESTMENTS

     Reinsurance company investments must comply with applicable laws and regulations, which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to some qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and some other investments.

  GENERAL GUIDELINES

     We have developed investment guidelines for the management of our investment portfolio by a third party investment manager. Although these guidelines stress diversification of risk, preservation of capital and market liquidity, investments are subject to market risks and fluctuations, as well as risks inherent in particular securities. Levels of inflation also affect investment returns. The primary objective of the portfolio, set forth in the guidelines, is to maximize investment returns consistent with appropriate safety, diversification, tax and regulatory considerations and to provide sufficient liquidity to enable us to meet our obligations on a timely basis.

     Our investment strategy takes into consideration the risks inherent in our business. For this reason our investment policy is conservative with a strong emphasis on high quality, fixed maturity investments. The duration of the portfolio varies according to the outlook for interest rate movements and the estimated duration of our reinsurance liabilities, subject to limitations set forth in the guidelines.

     Currently, we invest only in investment grade securities and do not currently intend to invest in non-investment grade securities or common equity securities, although we may do so in the future. We do not intend to invest in real estate or other classes of alternative investments. Our investment guidelines contain restrictions on the portion of the portfolio that may be invested in the securities of any single issue or issuer, with the exception of governments or agencies, including sovereign and supernational agencies, with prescribed minimum ratings. Our investment managers may be instructed to invest some of the investment portfolio in currencies other than U.S. dollars based upon the business we anticipate underwriting, the exposures and unpaid losses and LAE on our books, or regulatory requirements. Our investment guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used only as part of a defensive strategy to protect the market value of investments.

     From time to time, we expect to reevaluate our investment guidelines to reflect any changes in our assumptions about liability duration, market conditions, prevailing interest rates and other factors discussed above. Any change in our guidelines will be subject to the ongoing oversight and approval of the Board of Directors.

  INVESTMENT MANAGEMENT AGREEMENT

     We have entered into an investment management agreement with Alliance Capital Management L.P. ("Alliance"), which provides investment advisory services to us. The agreement may be terminated by either party by giving 30 days' notice of termination. We pay Alliance a fee based on the amount of our assets managed by Alliance.

  VALUATION

     We classify our entire investment portfolio as available-for-sale. All of our fixed income securities are carried at their estimated fair value, with the difference between amortized cost and the fair value, net of any deferred taxes, to be charged or credited directly to our shareholders' equity. We calculate the fair value based on quoted market prices, as reported by reputable market data providers. If quoted market prices are not available, fair values are estimated either based on values obtained from independent pricing services or based on a cash flow estimate. Cash equivalents and short-term investments are carried at cost, which approximate fair value. Realized gains and losses on disposal of investments are determined based upon specific identification of the cost of investments sold and are recorded in our statements of income. We regularly monitor the unrealized difference between the cost and the estimated fair value of the securities in our portfolio and if the value of any of our investments declines in a manner that we believe is other than temporary, we write down that investment and record a realized loss on our statement of income.

     The following table shows, in the aggregate, the fair value of our portfolio of invested assets, as of December 31, 2002 ($ in thousands):

U.S. government and U.S. government agencies................  $    3,793
Corporate bonds.............................................     691,479
Mortgage and asset-backed securities........................     283,878
Foreign governments and states..............................      39,107
                                                              ----------
     Total bonds............................................   1,018,257
Redeemable preferred stocks.................................      46,959
                                                              ----------
     Total fixed maturities.................................  $1,065,216
                                                              ==========

  QUALITY

     Our current investment guidelines call for our invested asset portfolio to have at least an average A2 rating as measured by Moody's Investors Service ("Moody's"). At December 31, 2002, our fixed maturity portfolio had a dollar weighted average rating of Aa3. The average yield of our portfolio for the period from November 1, 2002 to December 31, 2002 was 3.8 percent.

     The following table summarizes the composition of the fair value of the fixed maturity portfolio as of December 31, 2002 by rating as assigned by
Moody's:

Aaa.........................................................   31.0%
Aa-Aa3......................................................   16.0
A-A3........................................................   53.0
                                                              -----
                                                              100.0%
                                                              =====

  DURATION

     We currently target a duration of approximately 3.5 years on a weighted average basis, reflecting our belief that it is important to maintain a liquid, shorter-duration portfolio to facilitate the payment of claims on a timely basis without an adverse impact on our investment returns. At December 31, 2002, our fixed maturity portfolio had an average duration of 3.8 years. The following table summarizes the fair value of our fixed maturity portfolio by contractual maturities as of December 31, 2002 ($ in thousands); actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

Due in one year or less.....................................   $   28,063
Due from one to five years..................................      581,548
Due from five to ten years..................................      166,089
Due in ten or more years....................................        5,638
Mortgage and asset-backed securities........................      283,878
                                                               ----------
     Total..................................................   $1,065,216
                                                               ==========

COMPETITION

     The property and casualty reinsurance industry is highly competitive. We compete with reinsurers worldwide, many of which have greater financial, marketing and management resources than ours. Some of our competitors are large financial institutions who have reinsurance segments, while others are specialty reinsurance companies. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization. Our principal competitors vary by type of business. Bermuda-based reinsurers are significant competitors on property catastrophe business. Lloyd's of London syndicates are significant competitors on marine business. On international business, the large European reinsurers are significant competitors. Large U.S. direct reinsurers, as well as lead U.S.- based broker market reinsurers, are significant competitors on U.S. casualty business. On an overall basis, we expect that our most significant competitors include General Re, Munich Re, Swiss Re, Employers Re, Lloyd's of London, XL Capital, ACE, Converium Holding, Everest Re, and PartnerRe.

     Recently, a number of individuals and companies in the reinsurance industry have established new, well-capitalized, Bermuda-based reinsurers to benefit from improved market conditions following the September 11, 2001 terrorist attack, and a number of existing competitors have raised additional capital or have announced plans to do so. Many of the reinsurers that have entered the reinsurance markets have or could have more capital than we have. In addition, there may be established companies or new companies of which we are not aware that may be planning to commit capital to this market. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be underwritten. The full effect of this additional capital on the reinsurance market and on the terms and conditions of the reinsurance contracts of the types we expect to underwrite may not be known for some time.

     The reinsurance industry is highly concentrated. Reinsurance companies have sought in recent years to expand their existing markets, obtain critical mass in new markets and further diversify risk. At the same time, consolidation in the worldwide insurance industry has created a smaller group of large ceding companies that are retaining an increasing proportion of their business.

     We are aware of a number of initiatives by traditional as well as new capital market participants to produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivatives such as swaps) that may compete with certain types of reinsurance, such as property catastrophe. Over time, these numerous initiatives could significantly affect supply, pricing and competition in our industry.

RATINGS

     Best's is generally considered to be a significant rating agency with respect to the evaluation of insurance and reinsurance companies. Best's ratings are based on a quantitative evaluation of performance with respect to profitability, leverage and liquidity and a qualitative evaluation of spread of risk, reinsurance programs, investments, unpaid losses and management. Insurance ratings are used by insurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, a ceding company's own rating may be adversely affected by a downgrade in the rating of its reinsurer. Therefore, a downgrade of our rating may dissuade a ceding company from reinsuring with us and may influence a ceding company to reinsure with a competitor of ours that has a higher insurance rating.

     It is increasingly common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract if we are downgraded below our current rating level. Whether a client would exercise this cancellation right would depend, among other things, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. It is impossible to predict in advance whether and how many of our clients would actually exercise this right or what effect such cancellations would have on our financial condition or future operations, but such effect could potentially be adverse.

     Best's has assigned a financial strength rating of "A" (Excellent) to our operating subsidiaries. This is the third highest of sixteen rating levels. According to Best's, a rating of "A" indicates Best's opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.

EMPLOYEES

     At December 31, 2002, we employed 157 people. None of our employees is subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries.

     Certain of the Bermuda-based employees of Platinum Holdings, including our Chief Executive Officer, Chief Financial Offer and General Counsel, are employed pursuant to work permits granted by the Bermuda authorities. These permits expire at various times during the next few years. We have no reason to believe that these permits would not be extended at expiration upon request, although no assurance can be given in this regard.

REGULATION

  GENERAL

     The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. In Bermuda, we operate under relatively less intensive regulatory requirements. However, in the United States and in the United Kingdom licensed reinsurers must comply with financial supervision standards comparable to those governing primary insurers. Accordingly, Platinum US and Platinum UK are subject to extensive regulation under applicable statutes. In the United States, those statutes delegate regulatory, supervisory and administrative powers to state insurance commissioners.

  BERMUDA REGULATION

     Platinum Holdings and Platinum Bermuda are organized and domiciled in Bermuda. As a holding company, Platinum Holdings is not subject to Bermuda insurance regulations.

     The Insurance Act, which regulates the insurance business of Platinum Bermuda, provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the "Authority"), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. The Authority, in deciding whether to grant registration, has broad discretion to act as the Authority thinks fit in the public interest. The Authority is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the Authority may impose from time to time. Platinum Bermuda has been registered with the Authority.

     An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the Authority on matters connected with the discharge of the Authority's functions and sub-committees thereof supervise and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. The day-to-day supervision of insurers is the responsibility of the Bermuda Registrar of Companies.

     The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants to the Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

     Classification of Insurers. The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business with Class 4 insurers subject to the strictest regulation. Platinum Bermuda is registered as a Class 4 insurer and is regulated as such under the Insurance Act.

     Cancellation of Insurer's Registration. An insurer's registration may be canceled by the Authority on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the Authority, the insurer has not been carrying on business in accordance with sound insurance principles.

     Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Platinum Bermuda is at our principal executive offices in Bermuda, and Platinum Bermuda's principal representative is International Advisory Services Ltd. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Authority is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or liquidity or other ratio.

     Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Platinum Bermuda, are required to be filed annually with the Authority. The independent auditor of Platinum Bermuda must be approved by the Authority and may be the same person or firm which audits Platinum Bermuda's financial statements and reports for presentation to its shareholders. Platinum Bermuda's independent auditor is KPMG.

     Loss Reserve Specialist. As a registered Class 4 insurer, Platinum Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and LAE provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the Authority.

     Statutory Financial Statements. An insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The insurer is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Bermuda Companies Act 1981 (the "Companies Act"), which financial statements will be prepared in accordance with U.S. GAAP. Platinum Bermuda, as a general business insurer, will be required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the Authority.

     Annual Statutory Financial Return. Platinum Bermuda is required to file with the Authority a statutory financial return no later than four months after its financial year end (unless specifically extended). The statutory financial return for an insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of such insurer, solvency certificates, the statutory financial statements themselves, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer's accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

     Minimum Solvency Margin and Restrictions on Dividends and
Distributions. Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as Platinum Bermuda, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Platinum Bermuda:

          (1) is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

             (A) $100,000,000;

             (B) 50 percent of net premiums written (being gross premiums written less any premiums ceded by Platinum Bermuda, but Platinum Bermuda may not deduct more than 25 percent of gross premiums when computing net premiums written); and

             (C) 15 percent of loss and other insurance reserves;

          (2) is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (and if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Platinum Bermuda is prohibited, without the approval of the Authority, from declaring or paying any dividends during the next financial year);

          (3) is prohibited from declaring or paying in any financial year dividends of more than 25 percent of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files with the Authority (at least seven days before payment of such dividends) an affidavit stating that it will continue to meet the required margins;

          (4) is prohibited, without the approval of the Authority, from reducing by 15 percent or more its total statutory capital as set out in its previous year's financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

          (5) is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the Authority a written report containing certain information.

     Additionally, under the Companies Act, Platinum Holdings and Platinum Bermuda may declare or pay a dividend only if Platinum Holdings or Platinum Bermuda, as the case may be, has no reasonable grounds for believing that it is, or after the payment would be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

     Minimum Liquidity Ratio. The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75 percent of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Authority, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

     Supervision, Investigation and Intervention. The Authority may appoint an inspector with extensive powers to investigate the affairs of an insurer if the Authority believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the Authority, the Authority may direct an insurer to produce documents or information relating to matters connected with the insurer's business.

     If it appears to the Authority that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Authority may, among other things, direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer's liabilities,
(3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of, a specified bank, certain assets,
(6) not to declare or pay any dividends or other distributions or to restrict the making of such payments, and/or (7) to limit its premium income.

     Disclosure of Information. In addition to powers under the Insurance Act to investigate the affairs of an insurer, the Authority may require certain information from an insurer (or certain other persons) to be produced to it. Further, the Authority has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the Authority must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the Supervisor must consider whether to cooperate is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

     Although Platinum Bermuda is organized in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the Authority. Pursuant to its non-resident status, Platinum Bermuda may hold any currency other than Bermuda dollars and convert that currency into any other currency (other than Bermuda dollars) without restriction.

     As "exempted" companies, Platinum Holdings and Platinum Bermuda may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister of Finance, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years); (2) the taking of mortgages on land in Bermuda in excess of $50,000; or
(3) the carrying on of business of any kind for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of our business or Platinum Bermuda's business (as the case may be) carried on outside Bermuda. Platinum Bermuda is a licensed reinsurer in Bermuda and so may carry on activities in Bermuda that are related to and in support of its reinsurance business.

     The Bermuda government actively encourages foreign investment in "exempted" entities like Platinum Holdings that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, Platinum Holdings and Platinum Bermuda are not currently subject to taxes on income or dividends or to any foreign exchange controls in Bermuda. In addition, there currently is no capital gains tax in Bermuda.

     Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate governmental authority. Such permission may be granted or extended upon showing that, after proper public advertisement, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standards for the advertised position. None of our executive officers is a Bermudian, and all such officers will be working in Bermuda under work permits. The Bermuda government recently announced a new policy that places a six-year term limit on individuals with work permits, subject to certain exceptions for key employees.

  U.S. REGULATION

     Platinum US is organized and domiciled in the State of Maryland and licensed, authorized or accredited to write reinsurance in 25 states of the United States and the District of Columbia and is seeking licenses or accreditation in three additional states. State insurance laws regulate many aspects of its reinsurance business and state insurance departments in the licensure states will supervise its insurance operations. Its principal insurance regulatory authority is the Maryland Insurance Administration. In connection with the acquisition of Platinum US by Platinum Holdings, the Maryland Insurance Administration issued a consent order relating to Platinum US pursuant to which, among other things, we have agreed to comply with the notice and approval requirements with respect to certain transactions with RenaissanceRe and its affiliates.

  U.S. Insurance Holding Company Regulation of Platinum Holdings, Platinum Ireland and Platinum Finance

     Platinum Holdings and Platinum Ireland as the indirect parents of Platinum US, and Platinum Finance as the direct parent of Platinum US, are subject to the insurance holding company laws of Maryland, where Platinum US is organized and domiciled. These laws generally require an authorized insurer that is a member of a holding company system to register with the insurance department of the state of Maryland and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions among companies in the holding company system affecting Platinum US, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the Maryland Insurance Commissioner.

     The insurance laws of Maryland prohibit any person from acquiring control of Platinum Holdings, Platinum Ireland, Platinum Finance or Platinum US unless that person has filed a notification with specified information with the Maryland Insurance Commissioner and has obtained his prior approval. Under the Maryland statutes, acquiring ten percent or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires, directly or indirectly, ten percent or more of the voting securities of Platinum Holdings without the prior approval of the Maryland Insurance Commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the Maryland Insurance Commissioner or prohibiting the voting of those securities and to other actions determined by the Maryland Insurance Commissioner. In addition, many U.S. state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Platinum Holdings, Platinum Ireland or Platinum Finance may require prior notification in those states that have adopted pre-acquisition notification laws.

     These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Platinum Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Platinum Holdings might consider to be desirable.

  U.S. Insurance Regulation of Platinum US

     The terms and conditions of reinsurance agreements generally are not subject to regulation by any U.S. state insurance department with respect to rates or policy terms. This contrasts with primary insurance agreements, the rates and policy terms of which are generally closely regulated by state insurance departments. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

     State insurance authorities have broad administrative powers with respect to various aspects of the reinsurance business, including: licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, and regulating investments and dividends. State insurance laws and regulations require Platinum US to file financial statements with insurance departments everywhere it is licensed or authorized to do or accredited to do business, and the operations of Platinum US are subject to examination by those departments at any time. Platinum US prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners ("NAIC").

     Under Maryland insurance law, Platinum US may pay dividends out of surplus, provided it must give the Maryland Insurance Commissioner at least 30 days' prior notice before paying an "extraordinary dividend" or making an "extraordinary distribution." Extraordinary dividends and extraordinary distributions are dividends or distributions which, together with any other dividends and distributions paid during the immediately preceding twelve-month period, would exceed the lesser of

          (1) ten percent of Platinum US's statutory policyholders' surplus (as determined under statutory accounting principles) as of December 31 of the prior year; or

          (2) Platinum US's net investment income excluding realized capital gains (as determined under statutory accounting principles) for the twelve-month period ending on December 31 of the prior year, plus any amounts of net investment income (excluding realized capital gains) in the three preceding years which have not been distributed.

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

     In addition, Platinum US must give ten days' prior notice to the Maryland Insurance Commissioner of its intention to pay any dividend or make any distribution other than an extraordinary dividend or extraordinary distribution. The Maryland Insurance Commissioner has the right to prevent payment of such a dividend or such a distribution if he determines, in his discretion, that after the payment thereof, Platinum US's policyholders' surplus would be inadequate or could cause Platinum US to be in a hazardous financial condition.

     In order to enhance the regulation of insurers' solvency, the NAIC adopted a model law to implement risk-based capital ("RBC") requirements for life, health, and property and casualty insurance companies. Maryland has adopted the NAIC's model law. The RBC calculation, which regulators use to assess the sufficiency of an insurer's capital, measures the risk characteristics of a company's assets, liabilities and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium and liability items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC ratios of Platinum US are above the ranges that would require any regulatory or corrective action.

     The NAIC assists state insurance supervisory officials in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. The NAIC has instituted its Financial Regulatory Accreditation Standards Program ("FRASP") in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate insurance department personnel to enforce such items in order to become an "accredited" state. The NAIC determines whether individual states should be accredited, and each state's accreditation is determined by the NAIC periodically. If a state is not accredited or loses its accreditation, accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state. The state of Maryland is currently accredited under FRASP.

     Platinum Holdings has entered into a capital support agreement with Platinum US pursuant to which Platinum Holdings may be required from time to time to make capital contributions to Platinum US in such amounts as shall be necessary to assure that Platinum US will have adequate capital and surplus.

     The ability of a primary insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit to statutory surplus on its statutory financial statements for the reinsurance ceded to the reinsurer. With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed or accredited in a state where the primary insurer is domiciled. In addition, many states allow credit for reinsurance ceded to a reinsurer that is domiciled in a state which meets certain financial requirements, provided in some instances that the domiciliary state has substantially similar reinsurance credit law requirements or the primary insurer is provided with collateral to secure the reinsurer's obligations.

  U.S. Insurance Regulation of Platinum UK and Platinum Bermuda

     Platinum UK and Platinum Bermuda are not admitted to do business in any state in the United States. In general, the insurance laws of each state of the United States and of many other countries prohibit the sale of insurance and reinsurance within their jurisdictions by non-admitted insurers and reinsurers such as Platinum UK and Platinum Bermuda. Neither Platinum UK nor Platinum Bermuda maintains an office or solicits, advertises, settles claims or conducts other insurance activities in any jurisdiction other than the United Kingdom (in the case of Platinum UK) or Bermuda (in the case of Platinum Bermuda).

     Platinum UK and Platinum Bermuda are not licensed, accredited or approved in any state in the U.S. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. Platinum UK or Platinum Bermuda may be subject to reinsurance premium excise taxes in the United States (one percent) and certain other jurisdictions.

     We do not believe that Platinum UK and Platinum Bermuda are in violation of insurance laws of any jurisdiction in the United States. There can be no assurance, however, that inquiries or challenges to Platinum UK's or Platinum Bermuda's reinsurance activities will not be raised in the future.

  U.K. REGULATION

     The framework for supervision of insurance companies in the United Kingdom is largely formed by European Union Directives which are required to be implemented in member states through national legislation. Directives aim to harmonize insurance regulation and supervision throughout the European Union by laying down minimum standards in key areas, and requiring member states to give mutual recognition to each other's standards of prudential supervision.

     On December 1, 2001, the Financial Services Authority (the "FSA") assumed its full powers and responsibilities under the Financial Services and Markets Act 2000 ("FSMA"). The FSA is now the single statutory regulator responsible for regulating deposit-taking, insurance, investment and most other financial services business. It is a criminal offense for any person to carry on a regulated activity in the United Kingdom unless that person is authorized by the FSA or falls under an exemption.

     Insurance business (which includes reinsurance business) is authorized and supervised by the FSA. Under FSMA, effecting or carrying out any contract of insurance is a regulated activity requiring authorization.

     On December 4, 2002, Platinum UK received approval from the FSA to write the business formerly conducted by St. Paul Re in the United Kingdom.

     Supervision. In its role as supervisor of insurance companies, the primary objective of the FSA is to fulfill its responsibilities under the FSMA regime relating to the safety and soundness of insurance companies with the aim of strengthening, but not guaranteeing, the protection of insureds. The FSA carries out this prudential supervision of insurance companies through the collection of information from statistical returns, through review of accountants' reports, by visits to insurance companies and through regular formal interviews.

     The FSA has adopted a risk-based approach to the supervision of insurance companies. Under this approach the FSA performs a formal risk assessment of every insurance company or group carrying on business in the United Kingdom during each supervisory period, which varies in length according to the risk profile of the insurer. The FSA performs the risk assessment by analyzing information which it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company. After each risk assessment, the FSA will inform the insurer of its views on the insurer's risk profile. This will include details of any remedial action which the FSA requires and the likely consequences if this action is not taken.

     Solvency Requirements. The Interim Prudential Sourcebook for Insurers requires that insurance companies maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the Interim Prudential Sourcebook for Insurers, and for these purposes, an insurer's assets and its liabilities are subject to specific valuation rules set out in the Interim Prudential Sourcebook for Insurers. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised.

     Platinum Holdings has entered into a capital support agreement with Platinum UK pursuant to which Platinum Holdings may be required from time to time to make capital contributions to Platinum UK (in the form of non-interest bearing loans) in such amounts as shall be necessary to assure that Platinum UK will have adequate capital and surplus.

     Restrictions on Dividend Payments. English law prohibits Platinum UK from declaring a dividend to its shareholders unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company's solvency margin within its jurisdiction and may restrict Platinum UK from declaring a dividend at a level which the FSA determines would adversely affect Platinum UK's solvency requirements. It is common practice in the United Kingdom to notify the FSA in advance of any significant dividend payment.

     Reporting Requirements. U.K. insurance companies must prepare their financial statements under the Companies Act 1985 (as amended), which requires the filing with Companies House of audited financial statements and related reports. Under the Interim Prudential Sourcebook for Insurers, audited accounts must be filed with the FSA within two months and 15 days of the relevant period (or three months where the delivery of accounts is made electronically).

     Equalization Reserves. Each insurance company writing property, aviation, marine, business interruption or nuclear insurance or reinsurance business is required by the Interim Prudential Sourcebook for Insurers to maintain an equalization reserve in respect of business written in the financial years ending on or after December 23, 1996 calculated in accordance with the provisions of the Interim Prudential Sourcebook for Insurers.

     Insurance companies writing credit insurance business must maintain equalization reserves calculated in accordance with certain provisions of the Interim Prudential Sourcebook for Insurers as related specifically to credit insurance business.

     Supervision of Management. The FSA closely supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to a position of significant influence within an authorized person must be approved by the FSA. The FSA also has the authority to require there to be one or more independent directors on the board of directors of an insurance company.

     Change of Control. FSMA regulates the acquisition of "control" of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires ten percent or more of the shares in the parent company of a U.K. authorized insurance company, or is entitled to exercise or control the exercise of ten percent or more of the voting power in such a parent company, would be considered to have acquired "control" for the purposes of the relevant legislation, as would a person who had significant influence over the management of such parent company by virtue of his shareholding in it. A purchaser of more than ten percent of the Common Shares would therefore be considered to have acquired "control" of Platinum UK.

     Under FSMA, any person proposing to acquire "control" over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so. The FSA would then have three months to consider that person's application to acquire "control." In considering whether to approve such application, the FSA must be satisfied that both the acquirer is a fit and proper person to have such "control" and that the interests of consumers would not be threatened by such acquisition of "control." Failure to make the relevant prior application would constitute a criminal offense.

     Intervention and Enforcement. The FSA has extensive powers to intervene in the affairs of an authorized person. FSMA imposes on the FSA statutory obligations to monitor compliance with the requirements imposed by FSMA, and to enforce the provisions of FSMA and its related secondary legislation. The FSA has power, among other things, to enforce -- and take disciplinary measures in respect of -- breaches of both the Interim Prudential Sourcebook for Insurers and breaches of the conduct of business rules generally applicable to authorized persons.

     FSMA permits the FSA to refer matters directly to its enforcement division in order to implement disciplinary or regulatory action, but more commonly enforcement action is preceded by the exercise of the FSA's interventionist supervisory powers.

     The FSA has a general power on giving notice to require information and documents from authorized persons that the FSA reasonably requires in connection with the exercise of its functions under the regulatory regime. The FSA also has two distinct statutory powers to appoint investigators.

     Under section 167 of FSMA, the FSA or the Secretary of State may appoint suitably competent persons to conduct an investigation on its behalf into the nature, conduct or state of the business of an authorized person, a particular aspect of that business or the ownership or control of an authorized person where there is general concern about an authorized person but the circumstances of the case do not suggest a specific breach or contravention of the regulatory regime.

     By contrast, under section 168 of FSMA, the FSA or the Secretary of State may order an investigation if there appear to be circumstances suggesting that certain specified breaches or offenses under the regulatory regime have occurred (for example, breach of the general prohibition on performing regulated activities without suitable permission or misconduct by an approved person). Investigators appointed under section 168 have significantly wider powers than investigators appointed under section 167.

     The FSA may also require an authorized person to provide a report prepared by certain skilled professionals to be approved by the FSA on any matter about which the FSA has required or could require the provision of documents.

     The FSA has many enforcement powers available to use against an authorized or approved person. These include public censure, unlimited fines and, in serious cases, the power to revoke or vary permission to carry on regulated activities or an individual's approval. A serious case is one involving, among other things, the failure of an authorized person to satisfy the threshold conditions or the FSA considering that an approved person is no longer fit and proper to perform the function in question. In addition, the FSA may revoke an authorized person's permission if it is necessary to protect the interests of consumers or potential consumers.

     The FSA has further powers to obtain injunctions against authorized persons and to impose or seek restitution orders where persons have suffered loss. Once the FSA has made a decision to take enforcement action (other than in the case of an application to the court for an injunction or restitution order) against an authorized or approved person, the person affected may refer the matter to the Financial Services and Markets Tribunal, a quasi-judicial entity staffed and operated independently of the FSA and administered by the Lord Chancellor's Department. Appeal from the Tribunal on a matter of law lies to the Court of Appeal provided that either the Tribunal or the Court of Appeal grants permission.

     Finally, the FSA is granted the power to prosecute criminal offenses arising under FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act 1993, and breaches of money laundering regulations. The FSA's stated policy is to pursue criminal prosecution in all appropriate cases.

     Proposed Limits on Concentration of Reinsurance Exposures. In July 2002, the FSA issued a consultation paper ("CP143") which sets forth proposed reforms to strengthen both the capital regime and systems and controls requirements for insurers and reinsurers subject to the FSA's jurisdiction. CP143 includes proposals aimed at ensuring adequate diversification of an insurer's or reinsurer's exposures to reinsurers (whether intra- or extra-group). In particular, it proposes a rebuttable presumption that an insurer or reinsurer must limit the gross earned premiums paid to a single reinsurer (or group of related reinsurers) to a maximum of 20 percent of the insurer's or reinsurer's projected gross earned premiums in any financial year in order to meet prudential requirements. If an insurer or reinsurer wishes to exceed this limit, it must first satisfy the FSA that this is appropriate. In addition, the relevant guidance indicates that an insurer or reinsurer would be permitted to take into account certain acceptable loss mitigation techniques, such as effective security arrangements, in assessing the overall adequacy of the diversification of its reinsurance exposure.

     CP143 also proposes to limit an insurer's or reinsurer's exposure to a single reinsurer (or group of related reinsurers) to 100 percent of its capital by requiring it to alert its FSA supervisor if it approaches or has exceeded this limit and to explain why it considers that prudent provision is or is not required for the excess exposure.

     CP143 is currently in draft form. The final rules and guidance, the ultimate form of which may or may not differ from the contents of CP143, are expected to take effect in 2004 and will apply to Platinum UK.

  IRELAND REGULATION

     Platinum Ireland is organized and domiciled in Ireland. As a holding company, Platinum Ireland is not subject to Irish insurance regulation. In the future, Platinum Ireland may be used to carry out reinsurance activities in Ireland or the European Union outside of the United Kingdom, provided that the necessary regulatory approvals are first obtained.

RISK FACTORS

     Numerous factors could cause our actual results to differ materially from those in the forward-looking statements set forth in this Form 10-K and in other documents that we file with the Securities and Exchange Commission. Those factors include the following:

     IF WE ARE UNABLE TO IMPLEMENT OUR BUSINESS STRATEGY OR OPERATE OUR BUSINESS AS WE CURRENTLY EXPECT, OUR RESULTS COULD BE ADVERSELY AFFECTED.

     The Company is in the initial stages of its operations, having no operating history prior to the Public Offering. Businesses such as ours, which are starting up or in their initial stages of development, present substantial business and financial risks and may suffer significant losses. We are in the process of developing business relationships, establishing operating procedures, hiring staff, obtaining facilities, obtaining licenses and completing other tasks appropriate for the conduct of our business activities. If we are unable to implement these actions, our results may be adversely affected. As a result of industry factors or factors specific to the Company, we may have to alter our anticipated methods of conducting our business, such as the nature, amount and types of risks we assume.

     INCREASED COMPETITION COULD ADVERSELY AFFECT OUR PROFITABILITY.

     The property and casualty reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. reinsurers, including several Bermuda-based reinsurers that write property and casualty reinsurance and that target the same market as we do and utilize similar business strategies. Following the terrorist attack of September 11, 2001, a number of new reinsurers and other entities have been formed and a number of existing market participants have raised new capital in an effort to participate in an improving marketplace. These new companies could increase the level of competition in the industry, which may affect our competitive position.

     In addition to reinsurance company competitors, other financial institutions are now able to offer services similar to those that we offer. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization. Such alternative products may be perceived to be more beneficial for ceding companies than reinsurance offered by reinsurance companies and may result in lower demand for certain of our products.

     Since we have only been in operation since November 1, 2002, many of our competitors have greater name and brand recognition than we currently do. Many of them also have more capital and greater marketing and management resources than we have, and may offer a broader range of products and more competitive pricing than we offer or expect to offer.

     Our competitive position is based on many factors, including our perceived overall financial strength, ratings assigned by independent rating agencies, geographic scope of business, client relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), speed of claims payment, reputation, experience and qualifications of employees and local presence. Since we have only been in operation since November 1, 2002, we may not be able to compete successfully on any of these bases. If competition limits our ability to write new business at adequate rates, our return on capital may be adversely affected.

     A DOWNGRADE IN THE RATING ASSIGNED BY BEST'S TO OUR OPERATING SUBSIDIARIES COULD ADVERSELY AFFECT OUR ABILITY TO WRITE NEW BUSINESS.

     Best's has assigned a financial strength rating of "A" (Excellent) to our operating subsidiaries. According to Best's, a rating of "A" indicates Best's opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.

     Best's is generally considered to be a significant rating agency with respect to the evaluation of insurance and reinsurance companies. Insurance ratings are used by ceding companies as an important means of assessing the financial strength and quality of reinsurers. In addition, a ceding company's own rating may be adversely affected by a downgrade in the rating of its reinsurer. Therefore, a downgrade of our rating may dissuade a ceding company from reinsuring with us and may influence a ceding company to reinsure with a competitor of ours that has a higher insurance rating.

     It is increasingly common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract if we are downgraded below our current rating level. Whether a client would exercise this cancellation right would depend, among other things, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. It is impossible to predict in advance whether and how many of our clients would actually exercise this right or what effect such cancellations would have on our financial condition or future operations, but such effect could potentially be adverse.

     THE OCCURRENCE OF SEVERE CATASTROPHIC EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

     Because we underwrite property and casualty reinsurance and have large aggregate exposures to natural and man-made disasters, we expect that our loss experience generally will include infrequent events of great severity. The frequency and severity of catastrophe losses are inherently unpredictable. Consequently, the occurrence of losses from catastrophic events is likely to cause a material adverse effect on our results of operations and financial condition. In addition, catastrophes are an inherent risk of our business and a catastrophe or series of catastrophes can be expected to have a material adverse effect on our ability to write new business, and our financial condition and results of operations, possibly to the extent of eliminating our shareholders' equity and statutory surplus (which is the amount remaining after all liabilities, including liabilities for losses and LAE, are subtracted from all admitted assets, as determined under statutory accounting principles, which are the principles prescribed or permitted by U.S. insurance regulatory authorities). Increases in the values and geographic concentrations of insured property and the effects of inflation have historically resulted in increased severity of industry losses in recent years and we expect that those factors will increase the severity of catastrophe losses in the future.

     THE FAILURE TO BE EFFECTIVE OF ANY OF THE LOSS LIMITATION METHODS WE EMPLOY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

     Our property and casualty reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters. We seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic area, by peril and by type of program or contract. Our risk management uses a variety of means, including the use of contract terms, diversification criteria, probability analysis and analysis of comparable historical loss experience. We estimate the impact of certain catastrophic events using catastrophe modeling software and contract information to evaluate our exposure to losses from individual contracts and in the aggregate. For example, the majority of the natural catastrophe reinsurance we write relates to exposures within the United States, Europe and Japan. Accordingly, we monitor our exposure to events that affect these regions, such as hurricanes and earthquakes in the United States, windstorms in Europe and typhoons and earthquakes in Japan.

     We seek to limit our potential loss (pretax, but after reinstatement and other premiums received due to the loss) from a single one-in-250-year catastrophe on a probable maximum loss basis, after giving effect to our retrocessional programs, to approximately 30 percent of our total capitalization. There can be no assurance that our underwriting risk management procedures and our retrocessional programs will successfully limit actual losses to this amount and losses from a single catastrophe may materially exceed this amount.

     Many of our reinsurance contracts do not contain an aggregate loss limit or a loss ratio limit, which means that there is no contractual limit to the losses that we may be required to pay pursuant to such reinsurance contracts. Substantially all of our property reinsurance contracts with natural catastrophe exposure have occurrence limits. Substantially all of our high layer property, casualty and marine excess-of-loss contracts also contain aggregate limits, with limited reinstatements of an occurrence limit, which restore the original limit under the contract after the limit has been depleted by losses incurred on that treaty.

     Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may not be enforceable in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders' equity and statutory surplus.

     IF WE ARE REQUIRED TO INCREASE OUR LIABILITIES FOR LOSSES AND LAE, OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

     We are required by applicable insurance laws and regulations and U.S. GAAP to establish liabilities on our consolidated balance sheet for payment of losses and LAE that will arise from our reinsurance products. At any time, these liabilities may prove to be inadequate to cover our actual losses and LAE. To the extent these liabilities may be insufficient to cover actual losses or LAE, we will have to add to these liabilities and incur a charge to our earnings, which could have a material adverse effect on our financial condition, results of operations and cash flows.

     The liabilities established on our consolidated balance sheet do not represent an exact calculation of liability, but rather are estimates of the expected cost of the ultimate settlement of losses. All of our liability estimates are based on actuarial and statistical projections at a given time, of facts and circumstances known at that time and estimates of trends in loss severity and other variable factors, including new concepts of liability and general economic conditions. Changes in these trends or other variable factors could result in claims in excess of the liabilities that we have established.

     Unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future. These additional losses could arise from changes in the legal environment, catastrophic events, extraordinary events affecting our clients such as reorganizations and liquidations or changes in general economic conditions.

     In addition, because we, like other reinsurers, do not separately evaluate each of the individual risks assumed under reinsurance treaties, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that our ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded to us may not adequately compensate us for the risks we assume.

     Under U.S. GAAP, Platinum US, Platinum UK and Platinum Bermuda are not permitted to establish liabilities until an event occurs which may give rise to a loss. Once such an event occurs, liabilities are established based upon estimates of the total losses incurred by the ceding companies and an estimate of the portion of such loss our three operating subsidiaries have reinsured. As a result, only liabilities applicable to losses incurred up to the reporting date may be established, with no allowance for the provision of a contingency reserve to account for expected future losses. Losses arising from future events will be estimated and recognized at the time the loss is incurred and could be substantial.

     WE PURCHASE RETROCESSIONAL REINSURANCE, WHICH MAY BECOME UNAVAILABLE ON ACCEPTABLE TERMS AND WHICH SUBJECTS US TO CREDIT RISK.

     In order to limit the effect on our financial condition of large and multiple losses, we buy retrocessional reinsurance, which is reinsurance for our own account. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance which they consider adequate for their business needs. As a result of the September 11, 2001 terrorist attack, both pricing and terms have become more severe in the retrocessional reinsurance market, which may limit our ability to obtain desired amounts of retrocessional reinsurance at acceptable pricing. If we are unable to obtain retrocessional reinsurance, our financial position and results of operations may be materially adversely affected. Loss of all or portions of our retrocessional coverage could subject us to increased exposure, which could be material.

     A retrocessionaire's insolvency or its inability or unwillingness to make payments under the terms of its reinsurance treaty with us could have a material adverse effect on us. Therefore, our retrocessions subject us to credit risk because the ceding of risk to retrocessionaires does not relieve a reinsurer of its liability to the ceding companies.

     WE ARE DEPENDENT ON THE BUSINESS PROVIDED TO US BY REINSURANCE BROKERS AND WE MAY BE EXPOSED TO LIABILITY FOR BROKERS' FAILURE TO MAKE PAYMENTS TO CLIENTS FOR THEIR CLAIMS.

     We market most of our reinsurance products through reinsurance brokers. The reinsurance brokerage industry generally, and our sources of business specifically, are concentrated. Based on net premiums written by the Company for the two month period ended December 31, 2002 (including all of the business ceded to us by St. Paul), the five brokers from which we derived the largest portions of our business (with the approximate percentage of business derived form such brokers and their affiliates) are Aon Corporation (23.9 percent), Marsh & McLennan Companies (21.5 percent), Benfield Blanch Inc. (13.3 percent), Willis Group Holdings (12.0 percent) and Towers Perrin (7.8 percent). The loss of business relationships with any of these top five brokers could have a material adverse effect on our business. In addition, some of these brokers have invested in new Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies, including us.

     In accordance with industry practice, we expect to frequently pay amounts owing in respect of claims under our policies to reinsurance brokers, for payment over to the ceding companies. In the event that a broker fails to make such a payment, depending on the jurisdiction, we may remain liable to the ceding company for the deficiency. Conversely, in certain jurisdictions, when premiums for such policies are paid to reinsurance brokers for payment over to us, such premiums will be deemed to have been paid and the ceding company will no longer be liable to us for those amounts whether or not actually received by us. Consequently, we will assume a degree of credit risk associated with our brokers during the payment process.

     POLITICAL AND ECONOMIC CONDITIONS MAY HAVE AN IMPACT ON OUR BUSINESS.

     The September 11, 2001 terrorist attack, threats of further terrorist attacks and the military initiatives and political unrest in Afghanistan, Iraq, the Middle East and the surrounding regions have adversely affected general economic conditions, increasing many of the risks of our business. This may have an enduring or increasingly adverse effect on our financial condition and results of operations. Significant inflationary or recessionary periods can impact the Company's underwriting operations and investment portfolio.

     THE PROPERTY AND CASUALTY REINSURANCE BUSINESS IS HISTORICALLY CYCLICAL, AND WE EXPECT TO EXPERIENCE PERIODS WITH EXCESS UNDERWRITING CAPACITY AND UNFAVORABLE PRICING.

     Historically, property and casualty reinsurers have experienced significant fluctuations in operating results. Demand for reinsurance is influenced significantly by underwriting results of primary insurers and prevailing general economic and market conditions, all of which affect ceding companies' decisions as to the amount or portion of risk that they retain for their own accounts and consequently reinsurance premium rates. The supply of reinsurance is related to prevailing prices, the levels of insured losses and levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. As a result, the property and casualty reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable premium levels. We can expect to experience the effects of such cyclicality.

     The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including what management believes to be a trend of courts to grant increasingly larger awards for certain damages, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes and floods), fluctuations in interest rates, changes in the investment environment that affect market prices of and income and returns on investments and inflationary pressures that may tend to affect the size of losses experienced by primary insurers. Although market conditions have improved recently with respect to some lines of property and casualty reinsurance, we cannot predict whether market conditions will continue to improve, remain constant or deteriorate. A return to negative market conditions may affect our ability to write reinsurance at rates that we consider appropriate relative to the risk assumed. If we cannot write property and casualty reinsurance at appropriate rates, our ability to transact reinsurance business would be significantly and adversely affected.

     WE DO NOT YET HAVE IN PLACE A LETTER OF CREDIT FACILITY, AND FAILURE TO ARRANGE FOR SUCH A FACILITY COULD AFFECT OUR ABILITY TO COMPETE FOR CERTAIN BUSINESS.

     We do not yet have in place a letter of credit facility. Many U.S. jurisdictions do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their U.S. statutory financial statements without appropriate security, which can include a letter of credit. Platinum UK and Platinum Bermuda are not licensed in any U.S. jurisdiction, and Platinum US is not licensed in certain U.S. jurisdictions. If we fail to obtain a letter of credit, and are unable to otherwise provide the necessary security, ceding companies may be less willing to purchase our reinsurance products than if we had a letter of credit. If this is the case, there may be a material adverse effect on our results of operations. If and when we seek to obtain a letter of credit, we may not be able to obtain one upon terms acceptable to us.

     OUR INVESTED ASSETS ARE SUBJECT TO MARKET VOLATILITY AND INTEREST RATE AND CURRENCY EXCHANGE RATE FLUCTUATION.

     Fixed income and equity markets have become increasingly volatile since the events of September 11, 2001. The Company's principal invested assets are fixed maturities, which are subject to the market risk of potential losses from adverse changes in interest rates and prices. Because our entire investment portfolio is classified as available-for-sale, changes in the market value of our securities will be reflected in our consolidated balance sheet. The Company's investment portfolio is also subject to credit risk resulting from adverse changes in the issuer's ability to repay the debt.

     The Company's principal exposure to foreign currency risk is its obligation to settle claims in foreign currencies. The possibility exists that the Company may incur foreign currency exchange gains or losses as it ultimately settles claims required to be paid in foreign currencies.

     PLATINUM HOLDINGS IS A HOLDING COMPANY AND, CONSEQUENTLY, ITS CASH FLOW IS DEPENDENT ON DIVIDENDS, INTEREST AND OTHER PERMISSIBLE PAYMENTS FROM ITS SUBSIDIARIES.

     Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All operations are conducted by its wholly owned operating subsidiaries, Platinum US, Platinum UK and Platinum Bermuda. As a holding company, Platinum Holdings's cash flow consists primarily of dividends, interest and other permissible payments from its subsidiaries. Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the payment of any dividends to its shareholders. Additionally, under the Bermuda Companies Act 1981, Platinum Holdings may declare or pay a dividend only if, among other things, it has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due. For a discussion of the legal limitations on our subsidiaries' ability to pay dividends to Platinum Holdings, see "Business -- Regulation."

     THE IMPOSITION OF U.S. CORPORATE INCOME TAX ON PLATINUM HOLDINGS AND ITS NON-U.S. SUBSIDIARIES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     We believe that Platinum Holdings, Platinum UK, Platinum Bermuda and Platinum Ireland each operate in such a manner that none of these companies is subject to U.S. corporate income tax because they are not engaged in a trade or business in the U.S. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the tax authorities, the U.S. Internal Revenue Service might contend that any of these companies is engaged in a trade or business in the U.S., which would subject such company to U.S. tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30 percent "branch profits" tax on such income remaining after the regular tax in certain circumstances. Any such tax could materially adversely affect our results of operations.

     Recently proposed U.S. legislation targeting so-called "inversion transactions" would under certain circumstances treat a foreign corporation as a U.S. corporation for U.S. federal income tax purposes. The Company would appear generally not to be subject to the proposed legislation directed at inversion transactions as currently drafted. We cannot predict whether the proposed legislation (or any similar legislation) will be enacted or, if enacted, what the specific provisions or the effective date of any such legislation would be, or whether it would have any effect on the Company. If the inversion legislation were enacted and made applicable to the Company, we could be treated as a U.S. corporation, which would subject us to taxation in the U.S. at regular corporate rates. Any such tax could materially adversely affect our results of operations.

     In addition, a bill has been introduced in the House of Representatives that would effectively deny -- by deferring for an extended period -- a U.S.-based insurer or reinsurer that reinsures or retrocedes a portion of its risk with or to a related foreign-based reinsurer or retrocedent in a low tax rate jurisdiction (such as Bermuda) a deduction for the portion of the insurance or reinsurance premium ceded to the related foreign-based party, thereby effectively subjecting all of the premium income to U.S. tax.

Moreover, a senior official of the U.S. Treasury Department has also identified related party reinsurance arrangements as an area that requires study because it may result in an inappropriate shift of income from a U.S. corporate group to its foreign affiliates, implying that, were that to be the conclusion of such a study, legislation, possibly in the form of legislation imposing a premium-based tax, might be needed. Enactment of legislation of either type could materially adversely affect our results of operations.

     THE REGULATORY SYSTEM UNDER WHICH WE OPERATE, AND POTENTIAL CHANGES THERETO, COULD SIGNIFICANTLY AND ADVERSELY AFFECT OUR BUSINESS.

     The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. In Bermuda, we operate under relatively less intensive regulatory requirements. However in the United States and in the United Kingdom licensed reinsurers are highly regulated and must comply with financial supervision standards comparable to those governing primary insurers. For a detailed discussion of the regulatory requirements to which Platinum Holdings and its subsidiaries are subject, see "Business -- Regulation." Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could adversely affect our financial results and operations. In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated above, distribute funds to Platinum Holdings. In recent years, some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the NAIC and state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and the development of new laws, which may be more restrictive or may result in higher costs to us than current statutory requirements.

     Platinum Bermuda is not registered or licensed as an insurance company in any jurisdiction outside Bermuda. Platinum Bermuda conducts its business through its offices in Bermuda and does not maintain an office, and its personnel do not conduct any insurance activities, in the U.S. or elsewhere. Although Platinum Bermuda does not believe it is in violation of insurance laws of any jurisdiction outside Bermuda, inquiries or challenges to Platinum Bermuda's insurance activities may still be raised in the future.

     The offshore insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including in the United States and in various states within the United States. In the past, there have been congressional and other proposals in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the United States. If Platinum Bermuda were to become subject to any insurance laws and regulations of the United States or any U.S. state, which are generally more restrictive than those applicable to it in Bermuda, at any time in the future, it might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing specified types of policies or contracts. Complying with those laws could have a material adverse effect on the ability of Platinum Bermuda to conduct its business.

     NEITHER OUR PRO FORMA FINANCIAL INFORMATION NOR THE HISTORICAL COMBINED FINANCIAL INFORMATION OF ST. PAUL RE IN THIS FORM 10-K IS AN INDICATOR OF OUR FUTURE ACTUAL RESULTS.

     We started operations on November 1, 2002, and thus have only a limited period of actual results of operations. We are, therefore, presenting in this Form 10-K pro forma financial statements as if the Public Offering, the ESU Offering, the St. Paul Investment and the RenaissanceRe Investment had been completed and we had commenced our operations as of January 1, 2001. We are also presenting combined financial statements of St. Paul Re.

     We caution that our pro forma financial statements and the combined financial statements of St. Paul Re presented in this Form 10-K are not necessarily comparable with or indicative of the actual results that we expect to achieve as an operating entity for the reasons set forth in the introductory paragraphs to those financial statements beginning on pages PF-1 and P-1 of this Form 10-K.

ITEM 2.  PROPERTIES

     Platinum Holdings's principal executive offices are located in approximately 7,600 square feet of office space leased by Platinum Bermuda at The Belvedere Building, Pitts Bay Road, Pembroke, Bermuda. A portion of this office space is used by Platinum Bermuda as its principal offices.

     The principal offices of Platinum US are located at 195 Broadway, New York, New York, where Platinum US subleases from St. Paul approximately 74,000 square feet of office space. The term of the lease ends August 31, 2003. We are currently considering other possible locations for principal offices of Platinum US. Platinum US has also entered into assignments of leases with St. Paul with respect to approximately 4,000 square feet of office space in Chicago, 6,300 square feet of office space in Miami and 540 square feet of office space in Tokyo. The terms of these leases will end in 2005, 2006 and 2004, respectively.

     The principal offices of Platinum UK are located at 52 Lime Street, London, where Platinum UK subleases from St. Paul approximately 7,600 square feet of office space. The term of this sublease ends in 2004.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, the Company may become involved in various claims and legal proceedings. We are not currently aware of any pending or threatened material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Platinum Holdings shareholders during the fourth quarter of 2002 following the Public Offering.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON SHARES

     Our Common Shares began publicly trading on the New York Stock Exchange on October 29, 2002. Our New York Stock Exchange symbol is "PTP." The following table sets forth, for the period indicated, the high and low prices per share of our Common Shares as reported in composite New York Stock Exchange trading.

                                                               HIGH     LOW
                                                              ------   ------
2002
  Fourth Quarter (from October 29, 2002)....................  $26.66   $24.45

     On March 14, 2003, the last reported sale price for our Common Shares was $22.80 per share. At March 14, 2003, there were six holders of record of our Common Shares and approximately 2,500 beneficial holders.

DIVIDEND POLICY

     The Board has declared a dividend for the first quarter of 2003 of $0.08 per Common Share, payable on March 31, 2003 to shareholders of record at the close of business on March 3, 2003. We intend to recommend that the Board of Directors of Platinum Holdings authorize the payment of a quarterly dividend of $0.08 per Common Share for each of the remaining quarters of 2003. The declaration and payment of dividends will be at the discretion of the Board of Directors but will be prohibited if certain contract adjustment payments in respect of the Company's equity security units are deferred, and will depend upon our results of operations and cash flows, the financial positions and capital requirements of Platinum US, Platinum UK and Platinum Bermuda, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant. Accordingly, there is no assurance that dividends will be declared or paid in the future. Currently, there is no Bermuda withholding tax on dividends paid by Platinum Holdings.

     While Platinum Holdings is not itself subject to any significant legal prohibitions on the payment of dividends, Platinum US is subject to regulatory constraints imposed by Maryland insurance law, Platinum UK is subject to regulatory constraints imposed by U.K. insurance law, Platinum Ireland is subject to constraints imposed by Irish law, and Platinum Bermuda is subject to regulatory constraints imposed by Bermuda insurance law, which constraints affect each of their ability to pay dividends to Platinum Holdings. See "Business -- Regulation."

     We have agreed to adjust the exercise price of the options granted to St. Paul and RenaissanceRe as part of the St. Paul Investment and RenaissanceRe Investment, respectively, to the extent dividend increases exceed ten percent per year; however, we do not expect that dividend increases, if any, will exceed such rate.

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes information as of December 31, 2002 relating to equity compensation plans of the Company pursuant to which grants of options, restricted shares, share appreciation rights, share units or other rights to acquire shares may be granted from time to time.

                                                                                          (C)
                                                                                 NUMBER OF SECURITIES
                                                                   (B)          REMAINING AVAILABLE FOR
                                            (A)             WEIGHTED-AVERAGE     FUTURE ISSUANCE UNDER
                                  NUMBER OF SECURITIES TO   EXERCISE PRICE OF     EQUITY COMPENSATION
                                  BE ISSUED UPON EXERCISE      OUTSTANDING         PLANS (EXCLUDING
                                  OF OUTSTANDING OPTIONS,   OPTIONS, WARRANTS   SECURITIES REFLECTED IN
PLAN CATEGORY                       WARRANTS AND RIGHTS        AND RIGHTS             COLUMN(A))
-------------                     -----------------------   -----------------   -----------------------
Equity compensation plans
  approved by security
  holders(1)....................         4,347,000               $22.50                1,653,000(2)(3)
Equity compensation plans not
  approved by security
  holders.......................                --                   --                       --
                                         ---------                                     ---------
     Total......................         4,347,000               $22.50                1,653,000

---------------

(1) These plans consist of the 2002 Share Incentive Plan, the Capital Accumulation Plan and the Share Unit Plan for Nonemployee Directors, each of which was approved by the sole shareholder of the Company prior to the Public Offering.

(2) Includes 1,000,000 Common Shares which are available for future grants of restricted Common Shares under the 2002 Share Incentive Plan.

(3) Does not include 150,000 Common Shares approved by the Board of Directors of Platinum Holdings in February 2003 for issuance under the Share Unit Plan for Nonemployee Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data of the Company as of and for the period ended December 31, 2002 and of St. Paul Re for the years ended December 31, 1998, 1999, 2000 and 2001, and for the period ended November 1, 2002. The data for the Company as of and for the period ended December 31, 2002 were derived from the Company's consolidated financial statements beginning on page 47 of this Form 10-K, which have been audited by KPMG LLP. The data for St. Paul Re for the years ended December 31, 2000 and 2001 and for the period ended November 1, 2002 were derived from the selected historical combined financial statements of the reinsurance underwriting segment of St. Paul prior to the Public Offering (the Predecessor Business) beginning on page P-1 of this Form 10-K, which have been audited by KPMG LLP. The data for the years ended December 31, 1998 and 1999 were derived from the unaudited selected historical combined financial statements of the reinsurance underwriting segment of St. Paul not included in this Form 10-K. You should read the selected financial data in conjunction with such financial statements beginning on page P-1 of this Form 10-K, and the related "Management's Discussion and Analysis of Financial Condition and Underwriting Results of the Predecessor Business" beginning on page P-18 of this Form 10-K. You should also read the selected financial data in conjunction with the Company's consolidated financial statements as of and for the period ended December 31, 2002 beginning on page 47 of this Form 10-K, and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 38 of this Form 10-K.

     THE UNDERWRITING RESULTS AND THE AUDITED HISTORICAL COMBINED FINANCIAL STATEMENTS OF THE REINSURANCE UNDERWRITING SEGMENT OF ST. PAUL PRIOR TO THE PUBLIC OFFERING (THE PREDECESSOR BUSINESS) ARE NOT INDICATIVE OF THE ACTUAL RESULTS OF THE COMPANY SUBSEQUENT TO THE PUBLIC OFFERING. FOR A DETAILED DISCUSSION OF THE COMPANY'S PRO FORMA COMBINED STATEMENTS OF UNDERWRITING RESULTS, SEE "PRO FORMA FINANCIAL STATEMENTS" BEGINNING ON PAGE PF-1 OF THIS FORM 10-K AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF PRO FORMA FINANCIAL CONDITION AND UNDERWRITING RESULTS" BEGINNING ON PAGE PF-4 OF THIS FORM 10-K.

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

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                      PLATINUM       REINSURANCE UNDERWRITING SEGMENT INFORMATION OF ST. PAUL
                                   ---------------                         (PREDECESSOR)
                                    AS OF AND FOR    ---------------------------------------------------------
                                   THE PERIOD FROM    PERIOD FROM
                                     NOVEMBER 1,      JANUARY 1,
                                        2002             2002
                                       THROUGH          THROUGH               YEAR ENDED DECEMBER 31,
                                    DECEMBER 31,      NOVEMBER 1,    -----------------------------------------
                                        2002             2002          2001       2000       1999       1998
                                   ---------------   -------------   --------   --------   --------   --------
                                                  ($ IN MILLIONS, EXCEPT PER SHARE INFORMATION)
Net premiums written.............     $  298.1           $1,007       $1,677     $1,073     $  913     $1,017
Net premiums earned..............        107.1            1,102        1,593      1,121        878      1,003
Losses and LAE...................         60.4              791        1,922        811        500        658
Underwriting expenses............         37.6              319          397        424        302        341
                                      --------           ------       ------     ------     ------     ------
Underwriting gain (loss).........     $    9.1           $   (8)      $ (726)    $ (114)    $   76     $    4
                                      ========           ======       ======     ======     ======     ======
Loss and LAE ratio...............         56.4%            71.8%       120.6%      72.3%      57.0%      65.6%
Underwriting expense ratio.......         35.2%            27.8%        25.1%      39.7%      35.1%      33.3%
Combined ratio...................         91.6%            99.6%       145.7%     112.0%      92.1%      98.9%

Net income.......................     $    6.4
Basic earnings per share.........     $   0.15
Diluted earnings per share.......     $   0.15

Balance sheet items:
Total investments and cash.......     $1,346.7
Total assets.....................      1,644.9
Unpaid losses and LAE............        281.7
Unearned premiums................        191.0
Debt obligations.................     $  137.5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes included on pages 47 through 65 of this Form 10-K. The Company's consolidated financial statements have been prepared in accordance with U.S. GAAP. See page PF-4 for "Management's Discussion and Analysis of Pro Forma Financial Condition and Underwriting Results" and page P-18 for "Management's Discussion and Analysis of Financial Condition and Underwriting Results of the Predecessor Business."

OVERVIEW

     Platinum Holdings is a Bermuda reinsurance holding company organized on April 19, 2002. The Company provides property and marine, casualty and finite reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis. The Company operates through three licensed reinsurance subsidiaries: Platinum US, Platinum UK and Platinum Bermuda.

     The Company has organized its worldwide reinsurance business around three operating segments:

  GLOBAL PROPERTY AND MARINE

     The Global Property and Marine operating segment includes principally property and marine reinsurance coverages that are written both in the United States and international markets. This business consists of catastrophe excess-of-loss reinsurance treaties. This operating segment also includes property per risk excess-of-loss treaties and property proportional treaties. Marine reinsurance includes coverage for hull, cargo and off-shore energy, as well as third party marine coverages for "protection and indemnity" and excess liabilities, primarily under excess-of-loss treaties. The Company writes a limited amount of other types of reinsurance on an opportunistic basis. This operating segment generated $89,341,000, or 30.0 percent, of Platinum's 2002 net premiums written.

  GLOBAL CASUALTY

     The Global Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general liability, professional liability, workers' compensation and automobile liability. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. We generally write casualty reinsurance on an excess-of-loss basis, in that we pay claims after the claim becomes larger than our attachment point (whether there be a ceding company retention or an underlying insurance policy). Most frequently, we respond to claims on an individual risk basis, which is when the claim for a single, original insured exceeds our attachment point. We write some excess-of-loss treaties on an occurrence basis, which respond when all claims from multiple original insureds from a single event for a particular ceding company exceed our attachment point. This is the case with our casualty clash and workers' compensation products. On an opportunistic basis, we may write proportional treaties. This operating segment generated $164,929,000 or 55.3 percent, of Platinum's 2002 net premiums written.

  FINITE RISK

     The Finite Risk operating segment includes principally finite reinsurance solutions to ceding companies whose needs may not be met efficiently through traditional reinsurance products. We focus on providing such clients with customized solutions for their risk management and other financial management needs. We seek to develop client-specific solutions after spending time with the client to understand its business needs. The classes of risks underwritten through finite products are generally consistent with the classes covered using traditional products. This operating segment generated $43,844,000 or 14.7 percent, of Platinum's 2002 net premiums written.

  CRITICAL ACCOUNTING POLICIES

     It is important to understand the Company's accounting policies in order to understand its financial statements. Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the period being reported upon. Certain of the estimates result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates. The Company's most critical accounting policies involve written and unearned premium, unpaid losses and LAE, reinsurance, investments, income taxes and stock-based compensation.

  Premiums

     Assumed reinsurance premiums are recognized as revenues proportionately over the coverage period. Net premiums earned are recorded in the statement of income, net of our cost to purchase reinsurance. Premium not yet recognized as revenue are recorded in the balance sheet as unearned premiums, gross of any ceded unearned premiums. Written and earned premiums, and the related costs, which have not yet been reported are estimated and accrued. Due to the time lag inherent in reporting of premiums by ceding companies, such estimated premiums written and earned, as well as related costs, may be significant. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Due to the nature of reinsurance, premiums are not always reported to the Company in a timely manner; therefore, we account for such premiums using the initial estimates and then adjust as additional information becomes available.

     Along with the estimated premiums, the Company records the expenses associated with these premiums in the form of losses, LAE and commissions.

     We also accrue for reinstatement and additional premiums resulting from losses. Such accruals are based upon actual contractual terms, and the only element of management judgment involved is with respect to the amount of loss reserves, as described below. Reinstatement and additional premiums are written at the time a loss event occurs where coverage limits for the remaining life of the contract are reinstated under pre-defined contract terms. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a catastrophe contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. These premiums, though triggered by past events, relate to the future coverage for the remainder of the initial contract term, and are earned over the remaining contract term. Additional premiums are premiums that may be charged to a ceding company after coverage has expired, and result from various items such as loss experience during the contract term. Because additional premiums relate to expired coverage periods, they are recognized as earned immediately.

     Changes in estimates of any written and earned premiums are recorded in the period in which they are determined.

     A liability is established for unearned premiums representing the portion of premiums written that relate to the unexpired terms of contracts and policies in force. Such liabilities are computed by pro-rata methods based on the type of coverage provided and the underlying subject insurance exposures.

  Unpaid Losses and LAE

     Unpaid losses and LAE are estimated based upon historical company and industry experience for unreported claims and historical company experience of losses reported by reinsured companies for insurance assumed from such insurers, the total of which is reduced for portions ceded to other reinsurers. Unpaid losses and LAE are subject to the effects of trends in loss severity and frequency. These estimates are reviewed regularly and adjusted as experience develops or new information becomes known. Any such adjustments are reflected in results of operations in the period in which they become known and are accounted for as changes in estimates.

     Under U.S. GAAP, we are not permitted to establish a liability for a loss until the occurrence of an event which may give rise to a loss. Once such an event occurs, we establish liabilities based upon estimates of total losses incurred by the ceding insurers as a result of the event and our estimate of the portion of such loss we have reinsured. As a result, only liabilities applicable to losses incurred up to the reporting date may be established.

     Setting appropriate liability for unpaid losses and LAE is an inherently uncertain process. Unpaid losses and LAE represent our estimates, at a given point in time, of ultimate settlement and adjustment costs of losses incurred (including incurred but not reported, or IBNR, losses, which are losses that have been sustained but not yet reported to the Company). We regularly review and update these estimates, using the most current information available to us. Unpaid losses and LAE are based upon reports, individual case estimates received from ceding companies and management's estimates. Management's estimates are used mostly to estimate IBNR loss amounts. For certain catastrophic events, there is considerable uncertainty underlying the assumptions and associated estimated unpaid losses and LAE. While the Company commenced operations in 2002, the business written is sufficiently similar to the historical business of St. Paul that the Company plans to use the historical loss experience of the reinsurance business of St. Paul to assist in the estimation of its ultimate losses and LAE.

     Consequently, the ultimate liability for a loss is likely to differ from the original estimate. Whenever we determine that any existing estimate of liability for loss is inadequate, we are required to record such change in estimate, increasing the loss reserves with a corresponding reduction, which could be material, in our operating results in the period in which the deficiency is identified. Changes in previously recorded estimates for reported claims could result in significant upward or downward changes to our financial condition or results of operations in any particular period.

  Reinsurance

     Written premiums, earned premiums, incurred losses and LAE reflect the net effects of assumed and ceded reinsurance transactions. Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been met. These requirements involve significant assumptions being made relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. Reinsurance contracts that do not transfer significant insurance risk are accounted for as deposits with interest expense credited to the contract deposit. Premiums received on retroactive reinsurance contracts are not reflected in the statement of operations, but rather are recorded in the consolidated balance sheet as an increase to unpaid losses and LAE for the liabilities assumed and as assets based on the consideration received. A deferred charge or credit is recorded for any difference between liabilities assumed and consideration received.

  Investments

     In accordance with our investment guidelines, our investments consist largely of high-grade marketable fixed income securities. Investments are carried at estimated fair value as determined by quoted market prices at the reporting date for those or similar investments. Unrealized gains and losses on our investments, net of any deferred tax effect, are included as an element of accumulated other comprehensive income, which is classified as a separate component of shareholders' equity. Realized gains and losses on sales of investments are determined on a specific identification basis. In addition, unrealized depreciation in the value of individual securities considered by management to be other than temporary is charged to income in the period it is determined. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.

  Income Taxes

     Platinum Holdings and Platinum Bermuda are domiciled in Bermuda. The Company also has subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof. The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established for deferred tax assets where it is more likely than not that future tax benefits will not be realized.

  Stock-Based Compensation

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to use the intrinsic value method of accounting for stock-based awards granted to employees established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, if the exercise price of the Company's employee stock options is equal to or greater than the fair market value of the underlying stock on the date of the grant, no compensation expense is recorded.

RESULTS OF OPERATIONS

     Platinum Holdings was organized on April 19, 2002 and was capitalized on April 24, 2002 under the laws of Bermuda to hold subsidiaries that provide property, casualty, and other reinsurance to insurers and reinsurers on a worldwide basis. There were no significant operations of the Company until November 1, 2002 when the Company completed the Public Offering. In connection with the Public Offering, the Company entered into several quota share retrocession agreements with St. Paul pursuant to which St. Paul transferred the liabilities, related assets and rights and risks under substantially all of the reinsurance contracts entered into by St. Paul on or after January 1, 2002.

     Net premiums written for the period from November 1, 2002 through December 31, 2002 were $298,114,000. Net premiums written includes $292,302,000 of premiums related to reinsurance contracts becoming effective in 2002 and assumed from St. Paul as described above. The following table summarizes net premiums written by the three operating segments for the period from November 1, 2002 through December 31, 2002 ($ in thousands):

                                                               AMOUNT    % OF TOTAL
                                                              --------   ----------
Global Property.............................................  $ 89,341      30.0%
Global Casualty.............................................   164,929      55.3%
Finite Risk.................................................    43,844      14.7%
                                                              --------     -----
     Total..................................................  $298,114     100.0%
                                                              ========     =====

     Net premiums earned for the period from November 1, 2002 through December 31, 2002 were $107,098,000 of which $106,195,000 is related to reinsurance contracts becoming effective in 2002 and assumed from St. Paul. Net premiums earned for Global Property, Global Casualty and Finite Risk were $43,047,000, $39,320,000, and $24,731,000, respectively.

     Net investment income was $5,211,000 for the period from November 1, 2002 through December 31, 2002 resulting in a yield of 3.8 percent. The yield reflects the fact that the investment of short-term investments and cash into fixed maturities was delayed during the period from November 1, 2002 through December 31, 2002 pending receipt of certain required regulatory approvals from the United Kingdom and the State of Maryland. Other income includes $2,017,000 of foreign exchange gains resulting from the conversion of the investments of Platinum UK into U.S. dollar denominated investments.

     Losses and LAE were $60,356,000 for the period from November 1, 2002 through December 31, 2002. The loss and LAE ratio, also referred to as loss ratio (which is the ratio of losses and LAE, including estimates for claims incurred but not reported, to premiums earned) was 56.4 percent for the two months ended December 31, 2002 and is reflective of the low level of reported losses during the period.

     Policy acquisition costs were $25,474,000 for the period from November 1, 2002 through December 31, 2002 representing 23.8 percent of net premiums earned. Operating expenses, including corporate expenses associated with Platinum Holdings, were $16,334,000 and include one-time expenses of $5,353,000 incurred in connection with the Public Offering, the formation of the Company and the assumption of business from St. Paul.

     The following table summarizes underwriting activity and ratios for the three operating segments for the period ended December 31, 2002 ($ in thousands):

                                                 GLOBAL     GLOBAL    FINITE
                                                PROPERTY   CASUALTY    RISK      TOTAL
                                                --------   --------   -------   --------
Net premiums earned...........................  $43,047    $39,320    $24,731   $107,098
Losses and LAE................................   21,558     29,498      9,300     60,356
Acquisition costs.............................    7,798      9,269      8,407     25,474
Other underwriting expenses...................    5,960      4,136      2,068     12,164
                                                -------    -------    -------   --------
Underwriting gain (loss)......................  $ 7,731    $(3,583)   $ 4,956   $  9,104
                                                =======    =======    =======   ========
Ratios(1):
Losses and LAE................................     50.1%      75.0%      37.6%      56.4%
Acquisition costs.............................     18.1%      23.6%      34.0%      23.8%
Other underwriting expenses...................     13.8%      10.5%       8.4%      11.4%
                                                -------    -------    -------   --------
Combined......................................     82.0%     109.1%      80.0%      91.6%
                                                =======    =======    =======   ========

---------------

(1) Ratio of indicated item to premiums earned.

  GLOBAL PROPERTY AND MARINE

     This operating segment generated $89,341,000 of net premiums written and $43,047,000 of net earned premium. Losses and LAE incurred for the property reinsurance business was $21,558,000 resulting in a loss ratio of 50.1 percent. The loss ratio reflects the fact that there were no catastrophe or other significant losses in the period. Acquisition costs were $7,798,000 and represent 18.1 percent of net premiums earned. Operating expenses were $5,960,000 and include one-time expenses of $1,267,000 incurred in connection with completion of the Public Offering, formation of the Company and the assumption of business from St. Paul.

  GLOBAL CASUALTY

     This operating segment generated $164,929,000 of net premiums written and $39,320,000 of net earned premiums. Losses and LAE incurred for the casualty reinsurance business was $29,498,000 resulting in a loss ratio of 75.0 percent. Acquisition expenses were $9,269,000 and represent 23.6 percent of net earned premiums. This ratio reflects our increased writings of proportional business which generally has a higher commission rate than excess-of-loss business. Operating expenses were $4,136,000 and include $879,000 of one-time expenses related to the transactions discussed above.

  FINITE RISK

     This operating segment generated $43,844,000 of net premiums written and $24,731,000 of net earned premium. Losses and LAE incurred for the Finite Risk operating segment was $9,300,000 resulting in a loss ratio of 37.6 percent. This ratio reflects a low level of reported losses. Policy acquisition expenses were $8,407,000 and represent 34 percent of net earned premiums and include $5,227 of profit commission and accruals. Operating expenses were $2,068,000 and include one-time transaction costs of $440,000.

LIQUIDITY AND CAPITAL RESOURCES

  SOURCES OF CASH

     The consolidated sources of funds of the Company consist primarily of premiums written, losses recovered from retrocedents, investment income and proceeds from sales and redemption of investments. The 2002 operating cash flow was impacted materially by the quota share reinsurance agreement with St. Paul under which the Company assumed the liabilities of St. Paul Re reinsurance contracts on

November 2, 2002 and received approximately $288,648,000 in cash. After the deduction of operating expenses, net cash flow provided by operations was $281,393,000. Operating cash flow was used primarily to acquire additional investments.

     Invested assets were $1,065,216,000 as of December 31, 2002. The Company's fixed maturity investment portfolio primarily consists of investment grade bonds. The portfolio has an average duration of 3.8 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity in order to ensure the Company's ability to satisfy claims.

     Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All of its reinsurance operations are conducted through its wholly owned operating subsidiaries Platinum US (which it owns through Platinum Ireland and Platinum Finance), Platinum UK (which it owns through Platinum Ireland) and Platinum Bermuda. As a holding company, the cash flow of Platinum Holdings consists primarily of dividends, interest and other permissible payments from its subsidiaries. Platinum Holdings depends on such payments to receive funds for general corporate purposes and to meet its obligations, including the payment of any dividends to its shareholders. The payment of such dividends is subject to the regulatory requirements described in "Business - Regulation" above.

     Platinum Holdings has entered into a 364-day committed credit facility with a group of banks which provides $100,000,000 of aggregate borrowing capacity. The credit facility contains various covenants and agreements, including the requirement to maintain a specified tangible net worth and leverage ratios, and terminates on June 20, 2003 unless extended with the consent of the banks. As of December 31, 2002, there were no amounts outstanding pursuant to the credit facility.

  LIQUIDITY REQUIREMENTS

     The principal consolidated cash requirements of the Company are the payment of losses and LAE, commissions, brokerages, operating expenses, dividends to its shareholders, the servicing of debt (including interest payments on the senior notes and contract adjustment payments on the purchase contracts included in the Company's equity security units), the acquisition of and investment in businesses, capital expenditures, premiums retroceded and excise taxes.

     Platinum UK and Platinum Bermuda are not licensed, approved or accredited as reinsurers anywhere in the United States and therefore, under the terms of most of their contracts in the United States, they have to provide security to reinsureds to cover unpaid liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Platinum UK and Platinum Bermuda expect to obtain letters of credit through commercial banks. In turn, Platinum UK and Platinum Bermuda may be required to provide the banks security by giving the banks liens over certain of Platinum UK's and Platinum Bermuda's investments.

     Platinum Holdings operates a treasury function responsible for managing banking relationships, capital raising activities including equity and debt issues, Platinum Holdings's overall cash, cash pooling and liquidity positions and the payment of internal and external dividends.

     The Company believes that the cash flow generated by the operating activities of the Company's subsidiaries will provide sufficient funds for the Company to meet its liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to the Company may be influenced by a variety of factors, including general economic conditions and conditions in the insurance and reinsurance markets, as well as fluctuations from year to year in claims experience.

  ECONOMIC CONDITIONS

     Periods of moderate economic recession or inflation tend not to have a significant direct effect on the Company's underwriting operations. Management also considers the potential impact of economic trends in estimating its unpaid losses and LAE. Management believes that the underwriting controls it maintains assist in estimating ultimate claim costs and lessen the potential adverse impact of the economy on the Company. Significant inflationary or recessionary periods can, however, impact the Company's underwriting operations and investment portfolio. A decrease in interest rates will tend to decrease the Company's yield and have a positive effect on the fair value of its invested assets. An increase in interest rates will tend to increase the Company's yield and have a negative effect on the fair value of its invested assets.

  CAPITAL EXPENDITURES

     None of Platinum Holdings, Platinum US, Platinum UK or Platinum Bermuda have any material commitments for capital expenditures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET AND CREDIT RISK

     The Company's principal invested assets are fixed maturities, which are subject to the market risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower's ability to repay the debt. The Company's strategy to limit this risk is to place its investments in high quality credit issues and to limit the amount of credit exposure with respect to particular rating categories and any one issuer. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities. The Company attempts to minimize the credit risk by actively monitoring the portfolio and maintaining average credit rating of A2 as defined by Moody's Investor Service.

     The Company will have other receivable amounts subject to credit risk. The most significant of these will be reinsurance recoverables. To mitigate credit risk related to these counterparties, we establish business and financial standards for reinsurer approval, incorporate ratings by major rating agencies and consider current market information, and obtain letters of credit where deemed necessary.

SENSITIVITY ANALYSIS

     The Company's investment portfolio consists of fixed maturities which are subject to changes in market values with changes in interest rates. The aggregate hypothetical loss generated from an immediate adverse parallel shift in the treasury yield curve of 100 basis points would cause a decrease in total return of approximately 3.7 percent, which equates to a decrease in market value of approximately $39 million at December 31, 2002. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

FOREIGN CURRENCY RISK

     The Company's principal exposure to foreign currency risk is its obligation to settle claims in foreign currencies. The possibility exists that the Company may incur foreign currency exchange gains or losses as it ultimately settles claims required to be paid in foreign currencies. The Company's strategy to minimize its exposure is to enter into forward contracts for foreign currency claims in the event of a large or catastrophic loss.

SOURCES OF FAIR VALUE

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2002 ($ in thousands):

                                                               CARRYING
                                                                AMOUNT     FAIR VALUE
                                                              ----------   ----------
Financial assets:
Fixed maturities............................................  $1,065,216   $1,065,216
Financial liabilities:
Debt obligations............................................  $  137,500   $  155,925

     The fair value of fixed maturities are based on quoted market prices at the reporting date for those or similar investments. The fair values of debt obligations are based on quoted market prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company as of December 31, 2002 and for the period then ended, together with the report thereon by KPMG LLP, independent certified public accountants, are set forth below in this Item
8. The combined statements of the reinsurance underwriting segment of St. Paul prior to the Public Offering (the Predecessor Business), together with the report thereon by KPMG LLP, independent certified public accountants, are set forth on pages P-1 through P-17 hereto. The unaudited pro forma combined statements of underwriting results of the Company for the years ended December 31, 2002 and 2001 are set forth on pages PF-1 through PF-4 hereto.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS                                              PAGE
-----------------                                              ----
Independent Auditors' Report................................    48
Consolidated Balance Sheet as of December 31, 2002..........    49
Consolidated Statements of Income and Comprehensive Income
  for the period from April 19, 2002 (date of inception)
  through December 31, 2002.................................    50
Consolidated Statement of Shareholders' Equity for the
  period from April 19, 2002 (date of inception) through
  December 31, 2002.........................................    51
Consolidated Statement of Cash Flows for the period from
  April 19, 2002 (date of inception) through December 31,
  2002......................................................    52
Notes to Consolidated Financial Statements..................    53

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

     We have audited the accompanying consolidated balance sheet of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2002, and the related consolidated statement of income and comprehensive income, shareholders' equity, and cash flows for the period April 19, 2002 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the period April 19, 2002 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ KPMG LLP

New York, New York
March 21, 2003

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2002

                                                               ($ IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
                                     ASSETS
Assets:
  Fixed maturities, available-for-sale, at fair value
     (amortized cost -- $1,006,579).........................      $1,065,216
  Cash and cash equivalents.................................         281,486
  Accrued investment income.................................           9,993
  Premiums in course of collection..........................           5,599
  Amounts receivable from The St. Paul Companies, Inc.......         162,908
  Funds held by ceding companies............................          54,902
  Deferred acquisition costs................................          49,332
  Other assets..............................................          15,451
                                                                  ----------
          Total assets......................................      $1,644,887
                                                                  ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Unpaid losses and loss adjustment expenses................      $  281,659
  Unearned premiums.........................................         191,016
  Reinsurance deposit liabilities...........................          23,661
  Debt obligations..........................................         137,500
  Commissions payable.......................................          37,562
  Deferred income taxes.....................................           6,496
  Other liabilities.........................................          45,747
                                                                  ----------
          Total liabilities.................................         723,641
                                                                  ----------
Shareholders' Equity:
  Preferred shares, $.01 par value, 25,000,000 shares
     authorized, no shares issued or outstanding............              --
  Common shares, $.01 par value, 200,000,000 shares
     authorized, 43,004,000 shares issued and outstanding...             430
  Additional paid-in capital................................         903,797
  Accumulated other comprehensive income....................          10,581
  Retained earnings.........................................           6,438
                                                                  ----------
          Total shareholders' equity........................         921,246
                                                                  ----------
          Total liabilities and shareholders' equity........      $1,644,887
                                                                  ==========

          See accompanying notes to consolidated financial statements.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE PERIOD FROM APRIL 19, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

                                                                 ($ IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenue:
  Net premium earned........................................         $107,098
  Net investment income.....................................            5,211
  Net realized investment gains.............................               25
  Other income..............................................            2,184
                                                                     --------
          Total revenue.....................................          114,518
                                                                     --------
Expenses:
  Losses and loss adjustment expenses.......................           60,356
  Acquisition expenses......................................           25,474
  Operating expenses........................................           16,334
  Interest expense..........................................            1,261
                                                                     --------
          Total expenses....................................          103,425
                                                                     --------
          Income before income tax expense..................           11,093
Income tax expense..........................................            4,655
                                                                     --------
          Net income........................................         $  6,438
                                                                     ========
Earnings per share:
  Basic earnings per share..................................         $   0.15
  Diluted earnings per share................................             0.15
Comprehensive income:
  Net income................................................         $  6,438
  Other comprehensive income:
     Unrealized holding gains on available-for-sale
      securities net of deferred tax........................           10,581
                                                                     --------
          Comprehensive income..............................         $ 17,019
                                                                     ========

          See accompanying notes to consolidated financial statements.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE PERIOD FROM APRIL 19, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

                                                                         OTHER
                              PREFERRED   COMMON     ADDITIONAL      COMPREHENSIVE   RETAINED
                               SHARES     SHARES   PAID-IN CAPITAL      INCOME       EARNINGS    TOTAL
                              ---------   ------   ---------------   -------------   --------   --------
                                                 ($ IN THOUSANDS, EXCEPT SHARE DATA)
Initial capitalization......      --       $ 12       $    108               --           --    $    120
  Redemption of shares
     issued in initial
     capitalization.........                (12)          (108)                                     (120)
  Proceeds from initial
     public offering........      --        330        692,984               --           --     693,314
  Issuance of common shares
     in private
     placements.............      --        100        211,674               --           --     211,774
  Assets received in
     connection with
     transferred business...      --         --          5,778               --           --       5,778
  Purchase contract
     adjustment payments....      --         --         (6,639)              --           --      (6,639)
  Net income................      --         --             --               --       $6,438       6,438
  Net change in unrealized
     gains, net of deferred
     tax....................      --         --             --          $10,581           --      10,581
                                ----       ----       --------          -------       ------    --------
Balances, December 31,
  2002......................      --       $430       $903,797          $10,581       $6,438    $921,246
                                ====       ====       ========          =======       ======    ========

          See accompanying notes to consolidated financial statements.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 19, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

                                                              ($ IN THOUSANDS)
                                                              ----------------
Operating Activities:
  Net income................................................    $     6,438
  Adjustments to reconcile net income to cash provided by
     operations:
     Depreciation and amortization..........................          2,469
     Net realized gain on investments.......................            (25)
     Changes in assets and liabilities, net of the St. Paul
      assumption:
       Increase in accrued investment income................         (9,993)
       Increase in premiums in course of collection.........         (5,599)
       Increase in amounts receivable from St. Paul.........        (39,750)
       Decrease in deferred acquisition costs...............          4,058
       Increase in unpaid losses and loss adjustment
        expenses............................................         60,356
       Decrease in unearned premiums........................        (52,984)
       Increase in commissions payable......................          6,595
       Decrease in reinsurance deposit liabilities..........           (167)
       Increase in other assets and liabilities.............         19,152
  Cash from St. Paul related to the November 1, 2002
     assumption of liabilities on reinsurance contracts
     becoming effective in 2002.............................        288,648
  Other, net................................................          2,195
                                                                -----------
       Net cash provided by operations......................        281,393
                                                                -----------
Investing Activities:
  Investments sold, matured, and called:
  Fixed maturities available-for-sale.......................        120,421
  Investments acquired:
     Fixed maturities.......................................     (1,157,416)
                                                                -----------
  Net cash used in investing activities.....................     (1,036,995)
                                                                -----------
Financing Activities:
  Net proceeds from shares issued in initial
     capitalization.........................................            120
  Redemption of shares issued in initial capitalization.....           (120)
  Net proceeds from issuance of Common Shares...............        693,314
  Net proceeds from issuance of Common Shares in private
     placements.............................................        211,774
  Net proceeds from issuance of debt securities.............        132,000
                                                                -----------
       Net cash provided by financing activities............      1,037,088
                                                                -----------
Net increase in cash and cash equivalents...................        281,486
Cash and cash equivalents at beginning of period............             --
                                                                -----------
Cash and cash equivalents at end of period..................    $   281,486
                                                                ===========

          See accompanying notes to consolidated financial statements.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND CONSOLIDATION

     Platinum Underwriters Holdings, Ltd. ("Platinum Holdings" or the "Company") was incorporated on April 19, 2002 and was capitalized on April 24, 2002 under the laws of Bermuda to hold subsidiaries that provide property, casualty, and other reinsurance to insurers and reinsurers on a worldwide basis. As discussed more fully in Note 8, Platinum Holdings completed its initial public offering in November 2002. Concurrent with the initial public offering and as discussed more fully in Note 2, the Company assumed certain rights and obligations of the reinsurance business from The St. Paul Companies, Inc. ("St. Paul"). Consequently, the operations of the Company commenced in November 2002.

     In 2001, St. Paul's management decided that its reinsurance business and its primary insurance business should ideally operate as separate entities because of their different risk profiles and business characteristics. As part of this effort, St. Paul also began exiting unprofitable lines of business and reducing the number of reinsurance branch offices outside the United States. As a result, St. Paul became a participant and sponsor in the formation of Platinum Holdings and its subsidiaries.

     The consolidated balance sheet has been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). This balance sheet reflects the consolidated position of Platinum Holdings and its subsidiaries (the "Company"), including Platinum Re (UK) Limited, Platinum Underwriters Bermuda, Ltd., Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings and, Platinum Underwriters Reinsurance, Inc. ("Platinum US"). All material intercompany transactions have been eliminated in preparing these consolidated financial statements.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Investments

     Fixed maturities held by the Company are classified as available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of shareholders' equity. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the effective yield method. The fair values of fixed maturities are based on quoted market prices at the reporting date for those or similar investments.

     Prepayment assumptions for mortgage and asset backed securities were obtained from outside investment managers. These assumptions are consistent with the current interest rate and economic environment. The retrospective adjustment method is used to value all securities.

     Realized gains and losses on sales of investments are determined on the basis of the specific identification method. When a decline in fair value of investments is considered to be "other than temporary," the investments are written down to fair value. The write down is considered a realized investment loss in the consolidated statement of income.

     Unrealized investment gains and losses, net of any deferred tax effect, are included as an element of accumulated other comprehensive income, which is classified as a separate component of shareholders' equity.

  Short-Term Investments and Cash Equivalents

     Short-term investments are carried at cost, which approximates fair value. Short-term investments mature within one year from the purchase date. Cash equivalents are carried at amortized cost,

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES approximate fair value, and include all securities that, at their purchase date, have a maturity of less than 90 days.

  Premium Revenues

     Assumed reinsurance premiums are recognized as revenues proportionately over the coverage period. Net premiums earned are recorded in the statement of underwriting results, net of our cost to purchase reinsurance. Net premiums not yet recognized as revenue are recorded in the balance sheet as unearned premiums, gross of any ceded unearned premiums. Written and earned premiums, and the related costs, which have not yet been reported are estimated and accrued. Due to the time lag inherent in reporting of premiums by ceding companies, such estimated premiums written and earned, as well as related costs, may be significant. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. Due to the nature of reinsurance, premiums are not always reported to the Company in a timely manner; therefore we account for such premium using the initial estimates, and then adjust as additional information becomes available.

     Due to the nature of reinsurance, premiums are not always reported to the Company in a timely manner. Additionally, premiums on proportional treaty type contracts are generally not reported to the reinsurers until after the reinsurance coverage is in force and the reinsurer is at risk. Consequently, an estimate of premiums earned but not reported ("EBNR") is recorded.

     The Company estimates EBNR based on estimates of ultimate premium, calculated unearned premium and premiums reported from ceding companies. Along with estimating EBNR the Company records the expenses associated with these premiums in the form of losses, loss adjustment expenses ("LAE") and commissions.

     Reinstatement premiums and additional premiums are accrued as provided for in the provisions of assumed reinsurance contracts, based on experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a catastrophe contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. These premiums relate to the future coverage obtained during the remainder of the initial policy term and are earned over the remaining policy term. Additional premiums are premiums charged after coverage has expired, related to experience during the policy term, which are earned immediately. An allowance for uncollectible premiums are established for possible non-payment of such amounts due, as deemed necessary.

  Deferred Acquisition Costs

     Costs of acquiring business, primarily commissions and other direct underwriting expenses, which vary with and are directly related to the production of business, are deferred and amortized over the same period as the corresponding premiums are recorded as revenues. On a regular basis, an analysis of the recoverability of deferred acquisition costs, in relation to the expected recognition of revenues, including anticipated investment income, is performed. Any adjustments are reflected as period costs. Should the analysis indicate that the acquisition costs are unrecoverable, further analyses are performed to determine if a liability is required to provide for losses which may exceed the related unearned premiums. Deferred acquisition costs amortized in 2002 were $14,449,000.

  Debt Obligations and Deferred Debt Issuance Costs

     The net proceeds from the sale of the Company's equity security units were allocated between the purchase contracts and the senior notes based on the underlying fair value of each instrument. The present value of the purchase contract adjustment payments were initially charged to shareholders' equity, with an offsetting credit to liabilities. Subsequent contract adjustment payments will be allocated between this

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES liability account and interest expense based on a constant rate calculation over the life of the transaction. Costs incurred in issuing debt are capitalized and amortized over the life of the debt. Before the issuance of Common Shares upon settlement of the purchase contracts and if dilutive, the purchase contracts are reflected in diluted earnings per share calculations using the "if converted" method, which assumes that the Common Shares were issued and the proceeds received were used to pay down the senior notes that are part of the Company's equity security units.

  Unpaid Losses and LAE

     Unpaid losses and LAE are estimated based upon reports received from ceding companies, supplemented by the Company's estimates of losses for which ceding company reports have not been received, historical company and industry experience for unreported claims and historical company experience of losses reported by reinsured companies. Unpaid losses and LAE include estimates of the cost of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported ("IBNR"). Estimated amounts recoverable from reinsurers on unpaid losses and LAE are reflected as assets. While the Company commenced operations in 2002, the business written is sufficiently similar to the historical business of St. Paul that the Company plans to use the historical loss experience of the reinsurance business of St. Paul to estimate its ultimate losses and LAE.

     Unpaid losses and LAE are subject to the effects of trends in loss severity and frequency. These estimates are reviewed regularly and adjusted as experience develops or new information becomes known. Any such adjustments are reflected in results of operations in the period in which they become known and are accounted for as changes in estimates.

  Reinsurance Deposit Liabilities

     Reinsurance contracts entered into by the Company which are not deemed to transfer significant insurance risk are accounted for as deposits, whereby liabilities are initially recorded at the same amount as assets received. Interest expense related to the deposit is recognized as incurred.

  Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the basic earnings per share adjusted for the potential dilution that would occur if the issued options were exercised and considers the outstanding purchase contracts relating to the equity security units. Securities that are convertible into Common Shares that are anti-dilutive are not included in the calculation of diluted earnings per share.

  Reinsurance Ceded

     Reinsurance ceded, which transfers risk and the related premiums, commissions and losses incurred to the reinsurer, is reflected as reductions of the respective income and expense accounts. Unearned premiums ceded and estimates of amounts recoverable from reinsurers on paid and unpaid losses are reflected as assets.

  Income Taxes

     Platinum Holdings and Platinum Bermuda are domiciled in Bermuda. Platinum Holdings also has subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof. The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established for deferred tax assets where it is more likely than not that future tax benefits will not be realized.

  Stock-Based Compensation

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, if the exercise price of the Company's employee stock options is equal to or greater than the fair market value of the underlying stock on the date of the grant, no compensation expense is recorded.

     Had the Company calculated and recorded compensation expense for stock option grants based on the "fair value" method described in SFAS 123, net income and earnings per share, net of tax, would have been the pro forma amounts as indicated below:

Stock based compensation expense:
  As reported...............................................  $       --
  Pro forma.................................................   1,070,000
Net income:
  As reported...............................................  $6,438,000
  Pro forma.................................................   5,368,000
Basic earnings per share:
  As reported...............................................  $     0.15
  Pro forma.................................................        0.12
Diluted earnings per share:
  As reported...............................................  $     0.15
  Pro forma.................................................        0.12

  Foreign Currency Exchange

     The Company's functional currency is the United States dollar. Transactions conducted in foreign currencies are remeasured to the Company's functional currency, and the resulting foreign exchange gains or losses are included in other income. The remeasurement is calculated using current exchange rates for the balance sheet amounts and average exchange rates for revenues and expenses. Translation adjustments for foreign operations are recorded as a cumulative translation adjustment in a separate component of shareholders' equity, net of applicable deferred income taxes.

  Organizational Cost

     Costs incurred by the Company relating to its organization are expensed as incurred.

  Use of Estimates

     The Company's financial statements include estimates and assumptions that have an effect on the amounts reported. The most significant estimates are those relating to unpaid losses and LAE. These estimates are continually reviewed and adjustments made as necessary, but actual results could be

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES significantly different than expected at the time such estimates are made. Results of changes in estimates are reflected in results of operations in the period in which the change is made.

2.  SEPARATION FROM AND CONTINUING RELATIONSHIP WITH ST. PAUL

     As discussed more fully in Note 8, on November 1, 2002, Platinum Holdings completed an initial public offering of 33,044,000 Common Shares (the "Public Offering") as well as an offering of equity security units. Concurrently with the Public Offering, Platinum Holdings sold 6,000,000 Common Shares to St. Paul in a private placement. Concurrent with these transactions, the Company and St. Paul entered into several agreements for transfer of continuing reinsurance business and certain related assets of St. Paul.

     Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and LAE, unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002. A summary of the liabilities assumed and assets received are as follows ($ in thousands):

Liabilities assumed:
  Net unpaid losses and LAE.................................  $221,303
  Net unearned premiums.....................................   244,000
  Reinsurance deposit liabilities...........................    23,828
  Profit commission liabilities.............................    16,145
                                                              --------
                                                               505,276
Ceding commission to St. Paul...............................   (53,390)
                                                              --------
                                                               451,886
                                                              --------
Assets received:
  Cash......................................................   288,648
  Funds held by ceding companies............................    54,902
                                                              --------
                                                               343,550
                                                              --------
Amounts receivable from St. Paul............................  $108,336
                                                              --------

     In the case of business written in the United States and the United Kingdom, for a period of one year the Company has the right to underwrite specified reinsurance business on behalf of St. Paul in cases where the Company is unable to underwrite that business because it has not obtained a necessary regulatory license or approval to do so or we have not yet been approved as a reinsurer by the ceding company. The Company will assume such business under various quota share retrocession agreements.

     Included in assumed premiums written is $292,302,000 assumed from St. Paul. Premiums assumed from St. Paul includes $244,000,000 of unearned premiums as of November 2, 2002 on reinsurance contracts becoming effective in 2002 and additional assumed premiums written of approximately $48,302,000 for the period from November 2, 2002 through December 31, 2002. While the Company did not cede any premiums in 2002, it assumed business from St. Paul net of retrocessional reinsurance and may be subject to the credit risk related to such retrocessional reinsurance.

     The Company entered into an Employee Benefits and Compensation Matters Agreement with St. Paul that provides for the transfer of employees from St. Paul and provides for the allocation of assets and liabilities and certain other agreements with respect to employee compensation and benefit plans. In addition, St. Paul will reimburse the Company for the annual bonuses of the Company's employees prorated for the period from January 1, 2002 through the date of completion of the Public Offering. The

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES agreement also provides for reimbursement of severance and retention payments to the Company's employees. The Company has amounts receivable from St. Paul of $6,270,000 under this agreement for bonus and retention amounts paid or accrued as of December 31, 2002.

     As of December 31, 2002 amounts due from St. Paul were as follows ($ in thousands):

Balance due related to the November 2, 2002 assumption of
  liabilities on reinsurance contracts becoming effective in
  2002......................................................  $108,336
Premiums assumed from November 2, 2002 through December 31,
  2002......................................................    48,302
Other expense reimbursement items due.......................     6,270
                                                              --------
Amounts receivable from St. Paul............................   162,908
Commissions due to St. Paul.................................   (14,822)
                                                              --------
     Total..................................................  $148,086
                                                              ========

Commissions due to St. Paul are included in commissions payable.

3.  INVESTMENTS

     The Company's fixed maturities at December 31, 2002 were as follows ($ in thousands):

                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED
                                             COST        GAINS        LOSSES     FAIR VALUE
                                          ----------   ----------   ----------   ----------
U.S. government and U.S. government
  agencies..............................  $    3,781    $    12          --      $    3,793
Corporate bonds.........................     682,614      9,285        $420         691,479
Mortgage and asset backed securities....     281,430      2,455           7         283,878
Foreign governments and states..........      38,754        353          --          39,107
                                          ----------    -------        ----      ----------
     Total bonds........................   1,006,579     12,105         427       1,018,257
Redeemable preferred stocks.............      46,344        615          --          46,959
                                          ----------    -------        ----      ----------
Total fixed maturities..................  $1,052,493    $12,720        $427      $1,065,216
                                          ==========    =======        ====      ==========

     Amortized cost and fair value of fixed maturities by contractual maturity at December 31, 2002 are shown below; actual maturities could differ from contractual maturities due to call or prepayment provisions ($ in thousands):

                                                              AMORTIZED
                                                                 COST      FAIR VALUE
                                                              ----------   ----------
Due in one year or less.....................................  $   27,293   $   28,063
Due from one to five years..................................     574,519      581,548
Due from five to ten years..................................     164,184      166,089
Due in ten or more years....................................       5,497        5,638
Mortgage and asset backed securities........................     281,430      283,878
                                                              ----------   ----------
     Total..................................................  $1,052,923   $1,065,216
                                                              ==========   ==========

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

     Investment income for the period ended December 31, 2002 is summarized as follows ($ in thousands):

Fixed maturities............................................  $4,389
Cash and cash equivalents...................................   1,183
                                                              ------
                                                               5,572
  Less investment expense...................................     361
                                                              ------
Net investment income.......................................  $5,211
                                                              ======

     Net realized gains from investments for the period ended December 31, 2002 were all derived from fixed maturities. Gross gains and losses realized on those sales were $423,000 and $398,000, respectively. Proceeds from sales, maturities and calls of fixed maturities were $120,421,000 in the 2002 period.

     Net change in unrealized investment gains (losses) for the period ended December 31, 2002 were as follows ($ in thousands):

Fixed maturities available-for-sale.........................  $12,293
  Less: Applicable tax expense..............................   (1,712)
                                                              -------
     Net change in unrealized gains.........................  $10,581
                                                              =======

     Investments with a carrying value of $3,795,000 were on deposit with regulatory authorities as of December 31, 2002.

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2002 ($ in thousands):

                                                               CARRYING
                                                                AMOUNT     FAIR VALUE
                                                              ----------   ----------
Financial assets:
  Fixed maturities..........................................  $1,065,216   $1,065,216
Financial liabilities:
  Debt obligations..........................................  $  137,500   $  155,925

     The fair values of financial instruments are based on quoted market prices at the reporting date for those or similar instruments.

4.  UNPAID LOSSES AND LAE

     Activity in the liability for unpaid losses and LAE for the period ended December 31, 2002 is summarized as follows ($ in thousands):

Net unpaid losses and LAE as of beginning of period.........  $     --
Net incurred related to current year........................    60,356
Unpaid losses and LAE assumed from St. Paul.................   221,303
Net paid losses and LAE.....................................        --
                                                              --------
Net unpaid losses and LAE as of December 31, 2002...........  $281,659
                                                              ========

     Because many of the reinsurance coverages offered by the Company will likely involve claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to ultimate exposure to losses are an integral and necessary component of the process of estimating unpaid losses and LAE. The inherent uncertainties of estimating unpaid losses and LAE are further exacerbated for

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES reinsurers by the significant amount of time that often elapses between the occurrence of an insured loss, the reporting of that loss to the primary reinsurer and then to the reinsurer, and the primary insurer's payment of that loss to the insured and subsequent payment by the reinsurer to the primary insurer. Losses and LAE are recorded considering a range of estimates bounded by high and low points. Within that range, management's best estimates are recorded. Unpaid losses and LAE are reviewed continually using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data and prevailing economic, social and legal factors. Unpaid losses and LAE established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated unpaid losses and LAE are reflected in financial results in the periods in which they are made. It should be noted that the process of estimating losses and LAE, by its very nature, involves uncertainty. The level of uncertainty can be influenced by factors such as the existence of long-tail coverage (when loss payments may not occur for several years) and changes in claims handling practices, as well as the factors noted above, and actual claim payments and LAE could be significantly different from the estimates.

5.  RETROCESSIONAL REINSURANCE

     Reinsurance is the transfer of risk, by contract, from one insurance company to another for consideration of premium. Retrocessional reinsurance is reinsurance ceded by a reinsurer to insure against all or a portion of its reinsurance written. Retrocessional reinsurance agreements provide the Company with increased capacity to write larger risks, limit its maximum loss arising from any one occurrence and maintain its exposure to loss within its capital resources. Retrocessional reinsurance contracts do not relieve the Company from its obligations under its contracts. Failure of reinsurers to honor their obligations could result in losses to the Company. Consequently, the Company has a contingent liability to the extent of any unpaid losses and LAE ceded to another company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company monitors all reinsurers by reviewing A.M. Best Company reports and ratings and information from reinsurance intermediaries, and by analyzing financial statements.

     The effects of reinsurance on premiums, losses and LAE for the period from November 1, 2002 through December 31, 2002 are as follows ($ in thousands):

                                                          ASSUMED    CEDED     NET
                                                          --------   -----   --------
Premiums written........................................  $298,114    --     $298,114
Earned premiums.........................................   107,098    --      107,098
Losses and LAE incurred.................................    60,356    --       60,356
Unpaid losses and LAE...................................  $281,659    --     $281,659

6.  EQUITY SECURITY UNITS AND CREDIT AGREEMENTS

  EQUITY SECURITY UNITS

     Concurrently with the completion of the Public Offering, Platinum Holdings completed the initial public offering of 5,500,000 equity security units at a price of $25 per unit (the "ESU Offering"). Each equity security unit consists of a contract to purchase common shares of the Company ("Common Shares") in 2005, and an ownership interest in a senior note, due 2007, of Platinum Finance. Platinum Holdings will make quarterly contract adjustment payments under the purchase contracts of 1.75 percent per year of the stated amount of $25 per unit. In addition, Platinum Finance will make quarterly interest payments on the senior notes at an annual rate of 5.25 percent. The senior notes are guaranteed by Platinum Holdings on a senior, unsecured basis and are pledged as collateral to secure the holders' obligations to acquire Common Shares in 2005. As of December 31, 2002, the fair value of the equity

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES security units was $155,925,000 and was based on quoted market prices. There were no cash payments of interest in 2002.

  CREDIT AGREEMENT

     Platinum Holdings has entered into a 364-day committed credit facility with a group of banks which provides $100 million of aggregate borrowing capacity. The credit facility contains various covenants and agreements, including the requirement to maintain a specified tangible net worth and leverage ratios, and terminates on June 20, 2003 unless extended with the consent of the banks. As of and for the period ended December 31, 2002, there were no amounts outstanding pursuant to the credit facility.

     The credit agreement contains covenants common to transactions of this type, including maintaining a required level of tangible net worth and minimum a financial leverage ratio. At December 31, 2002, the Company was in compliance with all covenants.

7.  INCOME TAXES

     The Company provides income taxes based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. Platinum Holdings and Platinum Bermuda are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation. Under current Bermuda law, they are not taxed on any Bermuda income or capital gains taxes and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains taxes being imposed, they will be exempt from those taxes until 2016. Platinum Holdings has subsidiaries based in the United States, the United Kingdom and Ireland that are subject to the tax laws thereof.

     Under current United States law, Platinum US will be subject to the 35 percent corporate tax rate. Under current United Kingdom law, Platinum UK is taxed at the U.K. corporate tax rate (generally 30 percent). There is no withholding tax on dividends distributed from Platinum UK to Platinum Ireland. Under current Irish law, Platinum Ireland is taxed at a 25 percent corporate tax rate on non-trading income and a 16 percent corporate tax rate on trading income (the latter to be reduced to 12.5 percent as of January 1, 2003). There is no withholding tax on dividends distributed from Platinum Ireland to the Company.

     Income tax expense for the period ended December 31, 2002 is comprised of current and deferred as follows ($ in thousands):

Current.....................................................  $ (129)
Deferred....................................................   4,784
                                                              ------
     Total..................................................  $4,655
                                                              ======

     A reconciliation of expected income tax expense, computed by applying a 35 percent income tax rate to income before income taxes, to income tax expense for the period ended December 31, 2002 is as follows ($ in thousands):

Expected income tax expense at 35%..........................  $3,883
Effect of foreign income or loss subject to tax at rates
  other than 35%............................................     712
Non-deductible expenses.....................................      60
                                                              ------
     Income tax expense.....................................  $4,655
                                                              ======

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

     Deferred income tax liabilities and assets attributable to temporary differences as of December 31, 2002 are as follows ($ in thousands):

Deferred income tax liabilities:
Deferred acquisition costs..................................  $17,266
Difference in tax basis carrying value of assets............   18,347
Net unrealized gains on investments.........................    1,712
                                                              -------
     Total deferred income tax liabilities..................   37,325
                                                              -------
Deferred income tax assets:
Unpaid losses and LAE.......................................   16,883
Unearned premiums...........................................   13,371
Net operating loss carryforward.............................      575
                                                              -------
     Total deferred income tax assets.......................   30,829
                                                              -------
  Net deferred income tax liabilities.......................  $ 6,496
                                                              =======

     There were no cash payments of income taxes in 2002.

8.  SHAREHOLDERS' EQUITY AND REGULATION

     The Company's initial capitalization of $120,000 was provided by an organizing trust. On May 29, 2002, Platinum Holdings completed a 100-for-1 split of its Common Shares, resulting in 135,000,000 Common Shares authorized and 1,200,000 Common Shares issued and outstanding, all with a par value of $0.01 per share. On October 28, 2002, the shareholder of Platinum Holdings increased the number of Common Shares authorized to 200,000,000 Common Shares and 25 million preferred shares. Concurrent with the Public Offering, the 1,200,000 Common Shares were redeemed and canceled.

     On November 1, 2002, Platinum Holdings completed the Public Offering of 33,044,000 Common Shares at a price to the public of $22.50 per share. Concurrently with the completion of the Public Offering, Platinum Holdings sold 6,000,000 Common Shares (or 14 percent of the outstanding Common Shares) to St. Paul at a price of $22.50 per share less the underwriting discount (the "St. Paul Investment") in a private placement pursuant to a Formation and Separation Agreement dated as of October 28, 2002 between Platinum Holdings and St. Paul (the "Formation Agreement"). The Bye-laws of Platinum Holdings provide that the voting power of St. Paul's Common Shares is limited to 9.9 percent of the voting power of the outstanding Common Shares. Pursuant to the Formation Agreement, St. Paul received an option to purchase up to 6,000,000 additional Common Shares at any time during the ten years following the Public Offering at a price of $27.00 per share (the "St. Paul Option"). In return for the Common Shares and the St. Paul Option, St. Paul contributed to the Company cash in the amount of $122 million and substantially all of the continuing reinsurance business and related assets of the reinsurance segment of St. Paul, including all of the outstanding capital stock of Platinum US. Among the fixed assets transferred were furniture, equipment, systems and software, and intangible assets including broker lists, contract renewal rights and licenses. These assets were recorded at the values reflected on St. Paul's books at the time of transfer.

     Concurrently with the completion of the Public Offering, Platinum Holdings also sold 3,960,000 Common Shares (or nine percent of the outstanding Common Shares) to RenaissanceRe Holdings Ltd. ("RenaissanceRe") at a price of $22.50 per share less the underwriting discount in a private placement pursuant to an Investment Agreement dated as of September 20, 2002 by and among Platinum Holdings, St. Paul and RenaissanceRe (the "Investment Agreement"). Pursuant to the Investment Agreement,

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

RenaissanceRe received an option to purchase up to 2,500,000 additional Common Shares at any time during the ten years following the Public Offering at a purchase price of $27.00 per share.

     The Company's ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of dividends from the Company's regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends by the reinsurance subsidiaries of the Company in 2003 without prior regulatory approval is estimated to be $127,313,000. The combined statutory capital and surplus and net loss as reported to relevant regulatory authorities for the reinsurance subsidiaries of the Company was $965,956,000 and $32,093,000, respectively.

9.  EARNINGS PER SHARE

     Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended December 31, 2002 ($ in thousands, except share and per share data):

                                                                    AVERAGE
                                                                    SHARES      NET INCOME
                                                     NET INCOME   OUTSTANDING   PER SHARE
                                                     ----------   -----------   ----------
Basis earnings per share:
  Income available to common shareholders..........    $6,438     43,004,000      $0.15
Effect of dilutive securities:
  Share options....................................        --        518,014
                                                       ------     ----------
Diluted earnings per share:
  Income available to common shareholders..........    $6,438     43,522,014      $0.15
                                                       ======     ==========

10.  STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

  STOCK INCENTIVE COMPENSATION

     The Company has a share incentive plan under which key employees of the Company and its subsidiaries may be granted options and restricted share awards. An option award under the Company's share incentive plan allows for the purchase of Common Shares at a price equal to the closing price of Common Shares on the date of grant. Options to purchase Common Shares are granted periodically by the Compensation Committee of the Board of Directors, generally vest over three or four years, and expire 10 years from the date of grant. There were no restricted share awards in 2002. The following summary sets forth option activity during the period ended December 31, 2002:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                               OPTIONS     PRICE
                                                              ---------   --------
Granted.....................................................  4,352,000    $22.50
Exercised...................................................         --        --
Forfeited...................................................      5,000     22.50
                                                              ---------
  Outstanding -- end of the year............................  4,347,000    $22.50
                                                              =========

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

     Of the 4,347,000 outstanding options at December 31, 2002, none were exercisable. The average remaining life of the options is 9.8 years.

     The Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees established by APB 25. The fair value of each option grant used for pro forma disclosure in Note 1 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield..............................................     1.4%
Risk free interest rate.....................................     3.0%
Expected volatility.........................................    30.0%
Expected option life........................................  7 years

     These assumptions would have resulted in a stock-based compensation expense, net of tax, of $1,070,000 in 2002.

 DEFINED CONTRIBUTION PLAN

     In 2003, the Company adopted an employee savings plan as a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code and covering substantially all U.S. employees. The savings plan allows eligible employees to contribute up to 50 percent of their annual compensation on a tax-deferred basis up to limits under the Code and the Company will match up to the first four percent. In addition, the Company may, at its discretion, make additional contribution.

11.  RELATED PARTY TRANSACTIONS AND AGREEMENTS

     In connection with the Public Offering and the transfer of business, Platinum Holdings and its subsidiaries entered into various agreements with St. Paul and its affiliates and RenaissanceRe and its affiliates. These agreements include several quota share retrocession agreements pursuant to which St. Paul's subsidiaries transferred the liabilities, related assets and rights and risks under substantially all of the reinsurance contracts entered into by St. Paul's subsidiaries on or after January 1, 2002 (except for certain liabilities relating to the flooding in Europe in August 2002, named storms in existence at the time of the completion of the Public Offering, and business underwritten in London for certain financial services companies) (the "Quota Share Retrocession Agreements"). These agreements provided for the transfer to subsidiaries of the Company of cash and other assets in an amount equal to substantially all of the existing loss reserves (excluding reserves relating to liabilities retained by St. Paul), allocated LAE reserves, other reserves related to non-traditional reinsurance treaties, unearned premium reserves (subject to agreed upon adjustments) and other related reserves, which relate to contracts entered into on and after January 1, 2002, as of the date of the transfer (as determined 90 days after such date) and 100 percent of future premiums (less any ceding commission under the Quota Share Retrocession Agreements) associated with the reinsurance contracts relating to periods after the date of the transfer.

     Platinum Holdings also entered into a five-year Services and Capacity Reservation Agreement with RenaissanceRe, effective October 1, 2002, pursuant to which RenaissanceRe will provide services to subsidiaries of the Company in connection with their property catastrophe book of business. At the Company's request, RenaissanceRe will analyze the Company's property catastrophe treaties and contracts and will assist the Company in measuring risk and managing the Company's property catastrophe treaties and contacts. Based upon such analysis, will provide the Company with quotations for rates for non-marine non-finite property catastrophe retrocessional coverage with aggregate limits up to $100 million annually, either on an excess-of-loss or proportional basis. The Company and RenaissanceRe may then enter into retrocessional agreements on the basis of the quotations. The fee for the coverage commitment and the services provided by RenaissanceRe under this agreement is $4 million at inception and at each

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES anniversary, adjusted to 3.5 percent of the Company's gross written non-marine non-finite property catastrophe premium for the previous annual period, if such amount is greater than $4 million. Either party may terminate this agreement if the other is deemed impaired or insolvent by applicable regulatory or judicial authorities or is the subject of conservation, rehabilitation, liquidation, bankruptcy or similar insolvency proceedings. Included in operating expenses for the period ended December 31, 2002 is $46,000 of accrued fees.

12.  OPERATING SEGMENT INFORMATION

     The Company has organized its worldwide reinsurance business around three operating segments: Global Property and Marine, Global Casualty and Finite Risk. The Global Property and Marine operating segment includes principally property and marine reinsurance coverages that are written both in the United States and international markets. This business consists of catastrophe excess-of-loss reinsurance treaties. The Global Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general liability, professional liability, workers' compensation and automobile liability. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. The Finite Risk operating segment includes principally finite reinsurance solutions to ceding companies whose needs may not be met efficiently through traditional reinsurance products.

     The following table summarizes underwriting activity and ratios for the three operating segments together with a reconciliation of underwriting profit or loss to income before income tax expense for the period ended December 31, 2002 ($ in thousands):

                                                GLOBAL     GLOBAL    FINITE
                                               PROPERTY   CASUALTY    RISK      TOTAL
                                               --------   --------   -------   --------
Net premiums written.........................  $89,341    $164,929   $43,844   $298,114
                                               -------    --------   -------   --------
Net premiums earned..........................   43,047      39,320    24,731    107,098
Losses and LAE...............................   21,558      29,498     9,300     60,356
Acquisition costs............................    7,798       9,269     8,407     25,474
Other underwriting expenses..................    5,960       4,136     2,068     12,164
                                               -------    --------   -------   --------
  Underwriting gain (loss)...................  $ 7,731    $ (3,583)  $ 4,956   $  9,104
                                               -------    --------   -------
  Corporate expenses........................................................     (4,170)
  Interest expense..........................................................     (1,261)
  Net investment income, realized investment gains and other income.........      7,420
                                                                               --------
     Income before income tax expense.......................................   $ 11,903
                                                                               ========
Ratios:
  Losses and LAE.............................     50.1%       75.0%     37.6%      56.4%
  Acquisition costs..........................     18.1%       23.6%     34.0%      23.8%
Other underwriting expenses..................     13.8%       10.5%      8.4%      11.4%
                                               -------    --------   -------   --------
  Combined...................................     82.0%      109.1%     80.0%      91.6%
                                               =======    ========   =======   ========

     Corporate expenses, interest expenses, net investment income, net realized investment gains and other income or expense items that are not specifically attributable to operating segments are not allocated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors of the Company currently consists of seven members. Jerome T. Fadden was elected a director in April 2002 upon the formation of the Company, and Steven H. Newman, H. Furlong Baldwin, Jonathan F. Bank, Dan R. Carmichael, Jay S. Fishman and Peter T. Pruitt were elected directors in June 2002. The terms of office of each of the directors will expire at the 2003 Annual General Meeting. Each of the current directors has been nominated by the Board of Directors for election as a director at the 2003 Annual General Meeting to serve until the 2004 Annual General Meeting.

     Pursuant to the Investment Agreement among the Company, St. Paul and RenaissanceRe dated as of September 20, 2002 (the "Investment Agreement"), which provides that the Company will nominate one person designated by RenaissanceRe to the Company's Board of Directors, the Board has nominated Neill A. Currie for election as a director to serve until the 2004 Annual General Meeting. If elected, Mr. Currie will be appointed to the Executive Committee and, subject to applicable laws, rules or regulations, the Nominating and Corporate Governance Committee pursuant to the terms of the Investment Agreement.

DIRECTORS

Steven H. Newman
Age: 59
Director since 2002
Chairman of the Executive
Committee                        Mr. Newman has been Chairman of the Board of
                                 Directors of the Company since June 2002 and a consultant to Platinum US since March 2002. Mr.
                                 Newman was Chairman of the Board of Directors of St. Paul Re from March 2002 until he became
                                 Chairman of the Company. Mr. Newman was
                                 Chairman of the Board of Directors of Swiss Re
                                 America Holding Corporation, a reinsurance holding company, from May 2000 to October 2000.
                                 Prior thereto, Mr. Newman served as Chairman of the Board and Chief Executive Officer of
                                 Underwriters Re Group, Inc., a reinsurance holding company.

Jerome T. Fadden
Age: 46
Director since 2002
Member of the Executive
Committee                        Mr. Fadden has been President and Chief
                                 Executive Officer of the Company since April
                                 2002. Mr. Fadden was President and Chief
                                 Executive Officer of St. Paul Re from March
                                 2002 until November 2002. Mr. Fadden served as
                                 Director of Strategic Development in the Office of the Chairman of UBS PaineWebber, a financial services company, from March 2001 through March
                                 2002, and as Chief Financial Officer of UBS
                                 PaineWebber from November 1999 through March
                                 2001. From November 1998 to August 1999, Mr.
                                 Fadden was Executive Vice President and Chief
                                 Financial Officer of Equus Re, a startup reinsurance operation. Prior thereto, Mr.
                                 Fadden served as Senior Vice President and
                                 Chief Financial Officer of NAC Re Corporation, a reinsurance holding company.

H. Furlong Baldwin
Age: 71
Director since 2002
Chairman of the Audit
Committee and member of the
Nominating and Corporate
Governance Committee             Mr. Baldwin was Chairman of Mercantile
                                 Bankshares Corporation, a bank holding
                                 corporation, from March 2001 until his
                                 retirement in March 2003. Prior thereto, Mr.
                                 Baldwin was President and Chief Executive
                                 Officer of Mercantile Bankshares Corporation.
                                 Mr. Baldwin is a director of W.R. Grace &

                                 Company and the Nasdaq Stock Market, Inc. Mr. Baldwin is also a Governor of the National Association of Securities Dealers and a trustee of the Marine Corps Heritage Foundation, the Marine Corps University and the Virginia Historical Society, and a member of the Council on Foreign Relations.

Jonathan F. Bank
Age: 59
Director since 2002
Member of the Compensation
and Audit Committees             Mr. Bank has been Senior Vice President of Tawa
                                 Associates, Ltd., which is engaged in the acquisition, restructuring and management of property and casualty companies in run off, since May 2001. From September 1999 until May
                                 2001, Mr. Bank was the Insurance Practice
                                 Leader of PricewaterhouseCoopers' U.S.
                                 insurance/ reinsurance regulatory and
                                 restructuring practice group. Prior thereto,
                                 Mr. Bank was a partner at Chadbourne & Parke
                                 LLP, a law firm.

Dan R. Carmichael
Age: 58
Director since 2002
Chairman of the Nominating and
Corporate Governance Committee
and
member of the Compensation and
Audit Committees                 Mr. Carmichael has been President, Chief
                                 Executive Officer and a director of Ohio
                                 Casualty Corporation, a property and casualty insurance company, since December 2000. Prior thereto, Mr. Carmichael served as President and Chief Executive Officer of IVANS, Inc., an industry-owned organization that provides electronic communications services to insurance, healthcare and related organizations. Mr. Carmichael is a director of Alleghany Corporation.

Neill A. Currie
Age: 50 Mr. Currie has been a private investor for the last five years. Since June 2000, Mr. Currie has been the managing member and Chief Executive Officer of Currie Company, LLC, a manager of equity investments and provider of reinsurance consulting services. From 1993 to 1997, Mr. Currie was Senior Vice President of RenaissanceRe.

Jay S. Fishman
Age: 50
Director since 2002
Member of the Executive,
Compensation and Nominating
and Corporate Governance
Committees                       Mr. Fishman has been Chairman, Chief Executive
                                 Officer and President of St. Paul since October
                                 2001. Prior thereto, Mr. Fishman was Chairman,
                                 President and Chief Executive Officer of The
                                 Travelers Insurance Group and Chief Operating
                                 Officer -- Finance and Risk of Citigroup, Inc.
                                 Mr. Fishman is a director of Nuveen
                                 Investments, Inc.

Peter T. Pruitt
Age: 70
Director since 2002
Chairman of the Compensation
Committee                        Mr. Pruitt was Chairman of Willis Re Inc., a
                                 reinsurance intermediary, from June 1995 until his retirement in December 2001. He also served as Chief Executive Officer of Willis Re Inc.
                                 from June 1995 through September 1999. Prior thereto, Mr. Pruitt was President and a director of Frank B. Hall & Co. Inc., a global insurance broker. Mr. Pruitt is a director of Poe Financial Group Inc.

EXECUTIVE OFFICERS

Jerome T. Fadden
Age: 46
President and Chief Executive
Officer of the Company           Mr. Fadden has been President, Chief Executive
                                 Officer and a director of the Company since
                                 April 2002. Mr. Fadden is a member of the Executive Committee of the Board of Directors.
                                 Mr. Fadden was President and Chief Executive
                                 Officer of St. Paul Re from March 2002 until
                                 November 2002. Mr. Fadden served as Director of
                                 Strategic Development in the Office of the

                                 Chairman of UBS PaineWebber, a financial services company, from March 2001 through March 2002, and as Chief Financial Officer of UBS PaineWebber from November 1999 through March 2001. From November 1998 to August 1999, Mr. Fadden was Executive Vice President and Chief Financial Officer of Equus Re, a startup reinsurance operation. Prior thereto, Mr. Fadden served as Senior Vice President and Chief Financial Officer of NAC Re Corporation, a reinsurance holding company.

Michael D. Price
Age: 36
President and Chief
Underwriting
Officer of Platinum US           Mr. Price has been President and Chief
                                 Underwriting Officer of Platinum US since
                                 November 2002. Mr. Price was Chief Underwriting
                                 Officer of St. Paul Re from June 2002 until
                                 November 2002. Mr. Price served as Chief
                                 Operating Officer of Associated Aviation
                                 Underwriters Incorporated, a subsidiary of
                                 Global Aerospace Underwriting Managers Ltd.
                                 specializing in aerospace insurance, from March
                                 2001 through May 2002. From May 2000 to
                                 September 2000, Mr. Price was Chief
                                 Underwriting Officer at Swiss Re America
                                 Holding Corporation, a reinsurance holding company. He was Senior Vice President and Chief
                                 Underwriting Officer of Underwriters Re Group,
                                 Inc., a reinsurance holding company, from May
                                 1998 until May 2000.

William A. Robbie
Age: 52
Executive Vice President and
Chief Financial Officer of
the Company                      Mr. Robbie has been Executive Vice President
                                 and Chief Financial Officer of the Company since September 2002. Mr. Robbie was Executive
                                 Vice President and Chief Financial Officer of
                                 St. Paul Re from August 2002 until November
                                 2002. Prior thereto, Mr. Robbie held various positions with XL Capital Ltd. and its subsidiaries since 1997, including Executive
                                 Vice President -- Financial Services, Senior
                                 Vice President -- Treasurer, and Executive Vice
                                 President, Chief Financial Officer and Chief
                                 Administrative Officer of XL Mid Ocean
                                 Reinsurance.

Michael E. Lombardozzi
Age: 41
Executive Vice President,
General
Counsel and Secretary of the
Company Mr. Lombardozzi has been Executive Vice President and General Counsel of the Company since September 2002 and has been Secretary of the Company since November 2002. Mr. Lombardozzi was Executive Vice President and General Counsel of St. Paul Re from August 2002 until November 2002. Mr. Lombardozzi was Senior Vice President -- Planning and Operations of W.R. Berkley Corporation, an insurance holding company, from December 2001 to July 2002, and Senior Vice President, Secretary and General Counsel of Orius Corp., a telecommunications infrastructure company, from January 2001 to June 2001. From January 1994 to January 2001, Mr. Lombardozzi was Senior Vice President, Secretary and General Counsel of Berkley Insurance Company.

Neal J. Schmidt
Age: 46
Executive Vice President and
Chief Actuary of
Platinum US                      Mr. Schmidt has been Executive Vice President
                                 and Chief Actuary of Platinum US since November
                                 2002. Prior thereto, he was Executive Vice
                                 President and Chief Actuary of St. Paul Re.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company has determined that no person who at any time during 2002 was a director, officer or beneficial owner of more than ten percent of the Common Shares failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during 2002. This determination was based solely upon the review by the Company of Forms 3, 4 and 5, and written representations that no Forms 5 were required, submitted to the Company during or with respect to 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The information under this heading relates to the chief executive officer and the four other most highly compensated executive officers of the Company serving as executive officers at the end of 2002. Compensation appearing in the Summary Compensation Table for 2002 was paid by St. Paul Re prior to the date of the Public Offering (November 1, 2002) and by the Company thereafter.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                           COMPENSATION
                                           ANNUAL COMPENSATION                AWARDS
                                  --------------------------------------   ------------
                                                                              COMMON
                                                            OTHER ANNUAL      SHARES       ALL OTHER
NAME AND                                                    COMPENSATION    UNDERLYING    COMPENSATION
PRINCIPAL POSITION         YEAR   SALARY($)   BONUS($)(1)      ($)(2)       OPTIONS(#)        ($)
------------------         ----   ---------   -----------   ------------   ------------   ------------
Jerome T. Fadden.........  2002   $407,885    $1,250,000      $40,000        975,000        $13,260(3)
  President and Chief
  Executive Officer of
  the Company
Michael D. Price.........  2002   $250,027    $  450,000      $30,000        300,000        $ 1,365(4)
  President and Chief
  Underwriting Officer,
  Platinum US
William A. Robbie........  2002   $144,038    $  465,000      $30,000        150,000        $   975(4)
  Executive Vice
  President and Chief
  Financial Officer of
  the Company
Michael E. Lombardozzi...  2002   $144,038    $  465,000      $30,000        150,000        $ 4,475(3)
  Executive Vice
  President, General
  Counsel and Secretary
  of the Company
Neal J. Schmidt..........  2002   $317,211    $  450,000           --        150,000        $12,766(3)
  Executive Vice
  President and Chief
  Actuary, Platinum US

---------------

(1) These amounts include one-time sign on bonuses for Messrs. Fadden, Price, Robbie and Lombardozzi of $250,000, $100,000, $275,000 and $275,000,
    respectively; a portion of the total bonus amounts earned in 2002 was paid in 2003.

(2) Other Annual Compensation for the year ended December 31, 2002 consists of housing expense reimbursement.

(3) These amounts consist of (i) for Messrs. Fadden and Schmidt, premiums paid on life insurance maintained by St. Paul in the amounts of $2,260 and $2,340, respectively, and employer contributions made by St. Paul pursuant to St. Paul's 401(k) plan in the amount of $8,000 each, and pursuant to St. Paul's Non-Qualified Executive Savings Plan in the amounts of $3,000 and $2,426, respectively;

and (ii) for Mr. Lombardozzi, premiums paid on life insurance maintained by St. Paul in the amount of $975 and an employer contribution made by St. Paul pursuant to St. Paul's 401(k) plan in the amount of $3,500.

(4) These amounts consist of premiums paid on life insurance maintained by St. Paul.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                       INDIVIDUAL GRANTS
                            ---------------------------------------
                              NUMBER OF      % OF TOTAL    EXERCISE
                            COMMON SHARES     OPTIONS       PRICE
                             UNDERLYING      GRANTED TO     ($ PER                        VALUE AT
                               OPTIONS      EMPLOYEES IN    COMMON                         GRANT
NAME                         GRANTED(#)         2002        SHARE)    EXPIRATION DATE    DATE($)(4)
----                        -------------   ------------   --------   ----------------   ----------
Jerome T. Fadden..........     975,000(1)      29.98%       $22.50    November 1, 2012   $6,912,750
Michael D. Price..........     300,000(2)       9.23%       $22.50    November 1, 2012   $2,127,000
William A. Robbie.........     150,000(3)       4.61%       $22.50    November 1, 2012   $1,063,500
Michael E. Lombardozzi....     150,000(3)       4.61%       $22.50    November 1, 2012   $1,063,500
Neal J. Schmidt...........     150,000(3)       4.61%       $22.50    November 1, 2012   $1,063,500

---------------

(1) These options are exercisable in three equal annual installments beginning November 1, 2003, or immediately in the event of a change in control (as defined in the Share Incentive Plan), "disability," termination of Mr. Fadden's employment by the Company without "cause" or by Mr. Fadden for "good reason" (each as defined in Mr. Fadden's employment agreement with the Company), or death. Additional information regarding Mr. Fadden's options is set forth below under "Employment Arrangements".

(2) These options are exercisable in three equal annual installments on November 1, 2003, November 1, 2004 and June 3, 2005, or immediately in the event of a change in control, total disability (as each term is defined in the Share Incentive Plan), or death.

(3) These options are exercisable in four equal annual installments beginning November 1, 2003, or immediately in the event of a change in control, total disability (as each term is defined in the Share Incentive Plan), or death.

(4) The Company uses the intrinsic value method of accounting for stock-based awards granted to employees established by APB 25. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield..............................................       1.4%
Risk free interest rate.....................................       3.0%
Expected volatility.........................................      30.0%
Expected option life........................................   7 years

      AGGREGATED OPTION EXERCISES IN 2002 AND YEAR-END 2002 OPTION VALUES

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                             OPTIONS AT               IN-THE-MONEY OPTIONS AT
                           SHARES                       DECEMBER 31, 2002(#)            DECEMBER 31, 2002($)
                         ACQUIRED ON      VALUE      ---------------------------   ------------------------------
NAME                     EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE(1)
----                     -----------   -----------   -----------   -------------   -----------   ----------------
Jerome T. Fadden.......       0            --             0           975,000          $0           $3,363,750
Michael D. Price.......       0            --             0           300,000           0            1,035,000
William A. Robbie......       0            --             0           150,000           0              517,500
Michael E.
  Lombardozzi..........       0            --             0           150,000           0              517,500
Neal J. Schmidt........       0            --             0           150,000           0              517,500

---------------

(1) The value of unexercised in-the-money options at December 31, 2002 was calculated by subtracting the exercise price of in-the-money options from $25.95 per Common Share, which was the fair market value of one Common Share on December 31, 2002 based upon the average of the high and low prices on the New York Stock Exchange on such date.

EMPLOYMENT ARRANGEMENTS

     Mr. Fadden entered into an employment agreement with St. Paul, which was assigned to and assumed by the Company upon completion of the Public Offering, for a five-year term that began March 4, 2002, subject to automatic one-year extensions thereafter unless either party elects not to extend it, pursuant to which he has agreed to serve as the Company's President and Chief Executive Officer. Pursuant to the employment agreement, Mr. Fadden is entitled to receive a base annual salary of at least $650,000 and is eligible to receive for each year of his term an annual bonus with a target of 125 percent of base salary and a maximum of 200 percent of the target bonus. Mr. Fadden received a one-time cash sign-on bonus of $250,000 from St. Paul Re. The agreement provides for the purchase and maintenance by the Company of a term life insurance policy in the amount of $4 million payable to a beneficiary designated by Mr. Fadden. Mr. Fadden is entitled to the reimbursement of reasonable Bermuda housing expenses (which reimbursement totaled $40,000 in 2002), among other employee benefits and perquisites specified in the agreement. Pursuant to the employment agreement, Mr. Fadden received an option to purchase 975,000 Common Shares at $22.50 per Common Share, as more fully described in Note 1 to the table relating to option grants in the last fiscal year. The employment agreement provides that these options will provide for customary reload features. The employment agreement provides that if Mr. Fadden's employment is terminated by the Company without "cause" or by Mr. Fadden for "good reason" (each as defined in the employment agreement), he will receive a payment equal to (i) three times the sum of his base salary and the greater of his target bonus and his bonus for the preceding year, and (ii) any base salary or other amounts accrued or owing through the date of termination, provided that Mr. Fadden executes a release of claims, and up to three years of medical and dental coverage and immediate vesting of all outstanding options which will remain exercisable for the lesser of five years and the remainder of their term. The employment agreement also provides that if Mr. Fadden's employment is terminated by the Company for cause or by Mr. Fadden other than for good reason, he will receive no further payments, compensation or benefits under the employment agreement (other than amounts accrued prior to termination), and all vested options will remain exercisable for thirty days after termination. In the event his employment is terminated due to death or "disability" (as defined in the employment agreement), he will receive his base salary through the date of termination and an annual bonus (at target level) prorated through the date of termination; all outstanding options will immediately vest and remain exercisable (but not beyond their term) for three years in the case of disability, and one year in the case of death. In the event Mr. Fadden is subject to excise tax on any severance payments made to him under the employment agreement, the Company will make a gross-up payment to compensate him for such tax liability. Pursuant to the employment agreement, during Mr. Fadden's employment and for fifteen months thereafter, Mr. Fadden is not permitted to be employed by, or to own, manage, operate or control, any entity which is primarily engaged in the reinsurance business, except that Mr. Fadden is not prohibited from owning less than five percent of any publicly traded corporation. Mr. Fadden is also subject to certain confidentiality and non-solicitation provisions under the employment agreement.

     Mr. Price entered into an employment agreement with St. Paul Re, which was assigned to and assumed by Platinum US upon completion of the Public Offering, for a three-year term that began June 3, 2002, pursuant to which he has agreed to serve as the President and Chief Underwriting Officer of Platinum US. Mr. Price is entitled to receive a minimum base annual salary of at least $400,000 for the first year of his term, $420,000 for his second year and $440,000 for the third year, and he is eligible to receive for each year of his term a minimum annual bonus of fifty percent of his base salary. Pursuant to the employment agreement, Mr. Price received a one-time cash sign-on bonus of $100,000 from St. Paul Re and an option to purchase 300,000 Common Shares at $22.50 per Common Share, as more fully described in Note 2 to the table relating to option grants in the last fiscal year. Pursuant to the employment agreement, Mr. Price also received reimbursement of reasonable moving and temporary housing expenses totaling $30,000. The employment agreement provides that if Mr. Price's employment is terminated by Platinum US without "cause" or by Mr. Price for "good reason" (each as defined in the employment agreement), he will receive a payment equal to any bonus payments to which he would have been entitled during the term of the employment agreement which have not been previously paid, fifty percent of his then current base salary and any base salary or other amounts accrued and owing through the date of termination, provided that Mr. Price executes a release of claims. The employment agreement also provides that if Mr. Price's employment is terminated by Platinum US for cause or by Mr. Price other than for good reason, he will receive no further payments, compensation or benefits under the employment agreement (other than amounts accrued prior to termination). Mr. Price is subject to certain confidentiality and non-solicitation provisions under the employment agreement.

     Mr. Robbie entered into an employment agreement with St. Paul Re, which was assigned to and assumed by the Company upon completion of the Public Offering, for a three-year term that began August 5, 2002, subject to automatic one-year renewal terms thereafter, pursuant to which he has agreed to serve as the Executive Vice President and Chief Financial Officer of the Company. Mr. Robbie is entitled to receive a base annual salary of at least $350,000, and he is eligible to receive for each year of his term a target annual bonus of 75 percent of his base salary, including a minimum annual bonus for 2002 of fifty percent of his base salary prorated for the period of his employment with St. Paul Re and the Company. Pursuant to the employment agreement, Mr. Robbie received a one-time cash sign-on bonus of $275,000 from St. Paul Re and an option to purchase 150,000 Common Shares at $22.50 per Common Share, as more fully described in Note 3 to the table relating to option grants in the last fiscal year. Mr. Robbie is also entitled to the reimbursement of reasonable housing and living expenses (not exceeding $15,000 per month) to the extent that he establishes a residence in Bermuda; Mr. Robbie received reimbursement of $30,000 in respect of such expenses in 2002. The employment agreement provides that if Mr. Robbie's employment is terminated by the Company without "cause" or by Mr. Robbie for "good reason" (each as defined in the employment agreement), he will receive a payment equal to the sum of one year's base salary and target bonus and any base salary or other amounts accrued or owing through the date of termination, provided that Mr. Robbie executes a release of claims. The employment agreement also provides that if Mr. Robbie's employment is terminated by the Company for cause or by Mr. Robbie other than for good reason, he will receive no further payments, compensation or benefits under the agreement (other than amounts accrued prior to termination). Mr. Robbie is subject to certain confidentiality and non-solicitation provisions under the employment agreement.

     Mr. Lombardozzi entered into an employment agreement with St. Paul Re, which was assigned to and assumed by the Company upon completion of the Public Offering, for a three-year term that began August 5, 2002, subject to automatic one-year renewal terms thereafter, pursuant to which he has agreed to serve as the Executive Vice President, General Counsel and Secretary of the Company. Mr. Lombardozzi is entitled to receive a base annual salary of at least $350,000, and he is eligible to receive for each year of his term a target annual bonus of 75 percent of his base salary and a minimum annual bonus of fifty percent of base salary for the 2003 and 2004 calendar years. Pursuant to the employment agreement, Mr. Lombardozzi received a one-time cash sign-on bonus of $275,000 from St. Paul Re and an option to purchase 150,000 Common Shares at $22.50 per Common Share, as more fully described in Note 3 to the table relating to option grants in the last fiscal year. Mr. Lombardozzi is also entitled to the reimbursement of reasonable housing and living expenses (not exceeding $15,000 per month) to the extent that he establishes a residence in Bermuda; Mr. Lombardozzi received reimbursement of $30,000 in respect of such expenses in 2002. The employment agreement provides that if Mr. Lombardozzi's employment is terminated by the Company without "cause" or by Mr. Lombardozzi for "good reason" (each as defined in the employment agreement), he will receive a payment equal to the sum of one year's base salary and target bonus and any base salary or other amounts accrued or owing through the date of termination, provided that Mr. Lombardozzi executes a release of claims. The employment agreement also provides that if Mr. Lombardozzi's employment is terminated by the Company for cause or by Mr. Lombardozzi other than for good reason, he will receive no further payments, compensation or benefits under the agreement (other than amounts accrued prior to termination). Mr. Lombardozzi is subject to certain confidentiality and non-solicitation provisions under the employment agreement.

     Mr. Schmidt entered into a letter agreement with St. Paul Re, which was assigned to and assumed by Platinum US upon completion of the Public Offering. The letter agreement provides that Mr. Schmidt's base salary effective July 1, 2002 is $350,000 per year, and that, for 2002, he was eligible to receive an annual performance bonus in the target amount of 75 percent of base salary, with a minimum of $175,000. The letter agreement also provides that if Mr. Schmidt's employment is terminated other than for cause prior to March 31, 2003, Mr. Schmidt is entitled to receive the minimum bonus. In addition, Mr. Schmidt is eligible to receive no later than July 1, 2004 a retention bonus of $175,000 if he is "continuously employed" (as defined in the letter agreement) with St. Paul Re or a successor through such date. If Mr. Schmidt's employment is terminated other than for cause prior to such date, he is entitled to receive the retention bonus.

DIRECTOR COMPENSATION

     Each director who is not an employee of the Company (other than Mr. Newman, whose compensation as Chairman of the Board is described below) will receive an annual retainer of $25,000 and an additional $2,500 per meeting of the Board of Directors if the director attends in person, or an additional $1,000 per meeting if the director attends by telephone. Each Committee chairman who is not an employee of the Company (other than Mr. Newman) receives an additional $5,000 per year, and each Committee member who is not an employee of the Company receives $1,500 per meeting of any Committee attended by such member.

     In light of the increase in duties and responsibilities of the directors occasioned by recent legislative initiatives related to corporate governance, commencing with the year after the 2003 Annual General Meeting of Shareholders of the Company, each director who is not an employee of the Company will receive an annual retainer of $35,000. The Chairman of the Audit Committee will also receive $20,000 per year, and each member of that Committee who is not an employee of the Company will also receive $10,000 per year. The Chairman of each other Committee of the Board of Directors who is not an employee of the Company (other than Mr. Newman) will also receive $15,000 per year, and each member of those Committees who is not an employee of the Company will also receive $7,500 per year. Each Director who is not an employee of the Company will also receive an additional $2,500 for attendance at each meeting of the Board and of any Committee on which he sits.

     Pursuant to the Share Unit Plan for Nonemployee Directors (the "Share Unit Plan"), fifty percent of all fees earned by a director who is not an employee of the Company or any of its affiliates (including retainer fees, meeting fees and committee fees) during each calendar quarter are automatically converted into that number of share units equal to the number of Common Shares which could have been purchased with such fees, based upon the closing price of the Common Shares on the last day of the calendar quarter. In addition to the fifty percent mandatory conversion, each nonemployee director may elect to have up to a total of 100 percent of his fees converted into share units, provided the election is made before the start of the calendar year in which the fees are earned. No Common Shares are actually purchased, but the value of the share units is dependent upon the market value of the Common Shares. A nonemployee director will receive distributions under the Share Unit Plan in respect of his share units, each such share unit valued at the then closing price of one Common Share, following the expiration of five calendar years following the year in which his fees were originally converted into share units, or following termination of his service on the Board of Directors, if earlier. Each distribution under the Share Unit Plan will be made, at the discretion of the Board, either in cash or in Common Shares or some combination thereof. The Share Unit Plan provides that a total of 150,000 shares may be issued thereunder. On January 1, 2003, Mr. Newman was credited with 403 share units, Messrs. Bank and Carmichael were each credited with 223 share units, and Messrs. Baldwin and Pruitt were each credited with 218 share units, in respect of service during the fourth quarter of 2002.

     Under the Share Incentive Plan, a non-qualified option to purchase 25,000 Common Shares at $22.50 per Common Share (the offering price of the Common Shares in the Public Offering) was granted to each of the nonemployee directors (other than Mr. Newman) effective upon completion of the Public Offering. Each option has a ten-year term and is exercisable in three equal annual installments beginning November 1, 2003. A non-qualified option to purchase 25,000 Common Shares at $22.50 per Common Share was also granted to the person who was to be identified as the nominee designated by RenaissanceRe to the Company's Board of Directors, effective upon his election as director, on the same terms as for the other nonemployee directors, except that the option is exercisable in three equal annual installments beginning on the first anniversary of such nominee's election as a director. This option will be issued to Mr. Currie upon his election to the Board of Directors of the Company. In light of the increase in duties and responsibilities of the directors occasioned by recent legislative initiatives related to corporate governance, under the Share Incentive Plan, each nonemployee director (other than Mr. Newman) will receive annually, on the date of the Annual General Meeting of Shareholders of the Company (beginning with the 2003 Annual General Meeting), an option to purchase 5,000 Common Shares with an exercise price equal to the fair market value of the Common Shares on such date. This option will have a five-year term and will become exercisable on the first anniversary of the date of grant.

     Mr. Newman entered into a letter agreement with St. Paul, dated March 1, 2002 and amended June 14, 2002, pursuant to which he agreed to serve as Chairman of the Board of Directors of the Company. This agreement was assigned to and assumed by the Company upon completion of the Public Offering. As Chairman, Mr. Newman is entitled to receive an annual fee of $60,000, and a fee of $5,000 for each meeting of the Board of Directors that he attends (not to exceed $20,000 per year). Pursuant to the agreement, Mr. Newman received an option to purchase 975,000 Common Shares at $22.50 per Common Share (the offering price of the Common Shares in the Public Offering) effective upon completion of the Public Offering. This option has a term of ten years and is exercisable in three equal annual installments beginning November 1, 2003. Mr. Newman also entered into a letter agreement dated March 1, 2002 with St. Paul, which was assigned to and assumed by Platinum US upon completion of the Public Offering, pursuant to which he agreed to provide consulting services to Platinum US through February 28, 2005 (which date is automatically extended from year to year unless either party elects not to extend it). During the consulting term, Mr. Newman performs services as reasonably requested, including assisting with the establishment and development of Platinum US's reinsurance business, for which he receives an annual consulting fee of $270,000. Pursuant to this agreement, Mr. Newman received a one-time cash incentive of $100,000 from St. Paul and is eligible to receive for each year of the term of this consulting arrangement an annual incentive payment with a target of $440,000 and a maximum of 200 percent of the target incentive payment, with a minimum incentive payment for the 2002 calendar year of $366,670. The objectives for this incentive are determined by the Compensation Committee in consultation with Mr. Newman and are based on the value of Mr. Newman's contributions as a consultant to Platinum US. Mr. Newman assigned all of his right, title and interest in the consulting agreement to SHN Enterprises, Inc., which Mr. Newman established for estate planning purposes and of which he is the sole shareholder. For 2002, SHN Enterprises Inc. received from the Company, St. Paul Re or St. Paul $45,000 in consulting fees and $650,000 in respect of incentive payments. If Mr. Newman's consulting agreement is terminated by Platinum US for "cause" (as defined in the agreement), he will receive no further payments or benefits under the consulting agreement other than amounts accrued prior to termination. Pursuant to the consulting agreement, during the time Mr. Newman serves as a consultant and for fifteen months thereafter, Mr. Newman is not permitted to be employed by, or to own, manage, operate or control, any entity which is primarily engaged in the reinsurance business, except that Mr. Newman is not prohibited from owning less than five percent of any publicly traded corporation. In addition, Mr. Newman has agreed, during the time he serves as a consultant and for two years thereafter, not to solicit any senior executive of the Company or Platinum US who served as such at the time of the termination of his consulting agreement. Mr. Newman would not be bound by either of these provisions if he is terminated without cause unless he receives a payment of $350,000 from Platinum US. Mr. Newman is also subject to certain confidentiality provisions under the consulting agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Pruitt, Bank, Carmichael and Fishman currently serve on the Compensation Committee of the Board of Directors of the Company. Mr. Fishman is Chairman, Chief Executive Officer and President of St. Paul, which has entered into various agreements with the Company, as described below under Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                     BENEFICIAL OWNERSHIP OF COMMON SHARES

     The following table sets forth the beneficial ownership of the Common Shares as of March 14, 2003 of each of the directors, nominees for election as a director and executive officers. Except as otherwise indicated, each of these persons had sole voting power and sole dispositive power with respect to the Common Shares beneficially owned by him.

                                                              AMOUNT AND
                                                              NATURE OF
                                                              BENEFICIAL   PERCENT
NAME OF BENEFICIAL OWNER                                      OWNERSHIP    OF CLASS
------------------------                                      ----------   --------
Steven H. Newman............................................    80,000(1)     *
Jerome T. Fadden............................................    10,100        *
H. Furlong Baldwin..........................................     5,000(1)     *
Jonathan F. Bank............................................     2,000(1)     *
Dan R. Carmichael...........................................     2,500(1)     *
Neill A. Currie.............................................    10,000        *
Jay S. Fishman..............................................     8,000(2)     *
Peter T. Pruitt.............................................     2,000(1)     *
Michael D. Price............................................     1,000        *
William A. Robbie...........................................     3,000        *
Michael E. Lombardozzi......................................     5,000        *
Neal J. Schmidt.............................................     9,000        *
All directors and executive officers as a group (12
  persons)..................................................   137,600        *

---------------

 *  Represents less than one percent of the outstanding Common Shares.

(1) These amounts do not include share units credited under the Share Unit Plan. Under the Share Unit Plan, fifty percent of all fees earned by a director who is not an employee of the Company or any of its affiliates (including retainer fees, meeting fees and committee fees) during each calendar quarter are automatically converted into that number of share units equal to the number of Common Shares which could have been purchased with such fees, based upon the closing price of the Common Share on the last day of the calendar quarter, as more fully described under "Director Compensation." As of March 14, 2003, Mr. Newman was credited with 403 share units, Messrs. Bank and Carmichael were each credited with 223 share units, and Messrs. Baldwin and Pruitt were each credited with 218 share units.

(2) This amount does not include 6,000,000 Common Shares and 6,000,000 Common Shares issuable upon exercise of a currently exercisable option, all of which Common Shares are beneficially owned by St. Paul, as more fully described below under Item 13. Mr. Fishman, Chairman, Chief Executive Officer and President of St. Paul, disclaims beneficial ownership of these Common Shares.

     The following table sets forth information with respect to the beneficial ownership of Common Shares as of March 14, 2003 of those persons known by the Company to be the beneficial owners of more than five percent of the outstanding Common Shares:

NAME AND ADDRESS                                           AMOUNT AND NATURE OF   PERCENT
OF BENEFICIAL OWNER                                        BENEFICIAL OWNERSHIP   OF CLASS
-------------------                                        --------------------   --------
The St. Paul Companies, Inc..............................       12,000,000(1)      27.90%
  385 Washington Street
  St. Paul, MN 55102
RenaissanceRe Holdings Ltd...............................        6,460,000(2)      15.02%
  Renaissance House
  8-12 East Broadway
  Pembroke HM 19
  Bermuda
Artisan Partners Limited Partnership.....................        2,257,500(3)       5.25%
  1000 North Water Street, #1770
  Milwaukee, WI 53202

---------------

(1) According to a Schedule 13D statement filed by St. Paul on November 7, 2002, these Common Shares consist of 6,000,000 Common Shares owned by wholly owned subsidiaries of St. Paul and options to acquire 6,000,000 Common Shares held by St. Paul and one of its wholly owned subsidiaries. St. Paul reported having sole voting power over the 6,000,000 owned Common Shares and sole dispositive power over the 6,000,000 owned Common Shares and the 6,000,000 Common Shares issuable upon exercise of options. St. Paul reported that its voting power with respect to the 6,000,000 owned Common Shares, which represent approximately 14.0 percent of the outstanding Common Shares, is limited to 9.9 percent of the voting power of the outstanding Common Shares pursuant to a limitation on voting rights in the Company's Bye-laws.

(2) In a Schedule 13G statement filed by RenaissanceRe on November 4, 2002, RenaissanceRe reported having sole voting power and sole dispositive power over 6,460,000 Common Shares, which includes 2,500,000 Common Shares issuable to RenaissanceRe upon exercise of options. RenaissanceRe also reported that its voting power with respect to the Common Shares owned by it is limited to 9.9 percent of the voting power of the outstanding Common Shares pursuant to a limitation on voting rights in the Company's Bye-laws.

(3) In a Schedule 13G statement filed on January 31, 2003, Artisan Partners Limited Partnership ("Artisan Partners"), Artisan Investment Corporation (the general partner of Artisan Partners) and Andrew A. Ziegler and Carlene Murphy Ziegler (the principal shareholders of Artisan Investment Corporation) reported having shared voting power and shared dispositive power over 2,257,500 Common Shares of the Company, which were acquired on behalf of discretionary clients of Artisan Partners, and indicated that persons other than Artisan Partners are entitled to receive all dividends from, and proceeds from the sale of, those Common Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH ST. PAUL AND ITS SUBSIDIARIES

     Concurrently with the completion of the Public Offering on November 1, 2002, the Company issued 6,000,000 Common Shares (or 14 percent of the outstanding Common Shares) to St. Paul in a private placement pursuant to a Formation and Separation Agreement dated as of October 28, 2002 between the Company and St. Paul (the "Formation Agreement"). The voting power of these Common Shares is limited to 9.9 percent of the voting power of the outstanding Common Shares, pursuant to the Bye-laws of the Company. St. Paul also received an option to purchase up to 6,000,000 additional Common Shares at any time during the ten years following the Public Offering at a price of $27.00 per share (the "St. Paul Option"). In return for the Common Shares and the St. Paul Option, St. Paul contributed to the Company cash in the amount of $122 million and substantially all of the 2002 reinsurance business and related assets of St. Paul Re, including all of the outstanding capital stock of Platinum US. Among the fixed assets transferred were furniture, equipment, systems and software, and the intangible assets included broker lists, contract renewal rights and licenses. The Formation Agreement contains provisions regarding indemnification of each of St. Paul and the Company by the other, restrictions on St. Paul regarding competition with the Company and the transfer or acquisition of Common Shares in certain circumstances, and requirements relating to pre-emptive rights and participation in Common Share buy-back programs. The Formation Agreement provided that the Company and its subsidiaries enter into several agreements with St. Paul and its subsidiaries, as described below.

     The Company entered into a registration rights agreement with St. Paul as of November 1, 2002, pursuant to which St. Paul has the right to require the Company, subject to certain specified exceptions, on four occasions to register under the Securities Act of 1933, as amended (the "1933 Act") any Common Shares owned by St. Paul or its affiliates for sale in a public offering beginning as of November 1, 2003 unless the Company consents to an earlier date, although St. Paul is not permitted to make a demand during the 180-day period after the Public Offering without the consent of the underwriters who participated in the Public Offering. Pursuant to this agreement, the Company has also agreed to use its reasonable best efforts to enable St. Paul from and after the third anniversary of the completion of the Public Offering to distribute the Common Shares it beneficially owns in an offering on a continuous or delayed basis pursuant to a registration statement under the 1933 Act. After November 1, 2006, St. Paul will have the right to an additional two demand registrations if St. Paul beneficially owns more than 9.9 percent of the Common Shares then outstanding. Each demand must include a number of Common Shares with a market value equal to at least $50 million, except that this limitation will not apply to St. Paul's last demand registration.

     Certain subsidiaries of the Company entered into several quota share retrocession agreements with subsidiaries of St. Paul, pursuant to which St. Paul's subsidiaries transferred the liabilities, related assets and rights and risks under substantially all of the reinsurance contracts entered into by St. Paul's subsidiaries on or after January 1, 2002 (except for certain liabilities relating to the flooding in Europe in August 2002, named storms in existence at the time of the completion of the Public Offering, and reinsurance underwritten in London covering exposures arising from financial institutions) (the "Quota Share Retrocession Agreements"). These agreements provided for the transfer to subsidiaries of the Company of cash and other assets aggregating approximately $488,657,000, which represents substantially all of the existing loss reserves (excluding reserves relating to liabilities retained by St. Paul), allocated LAE reserves, other reserves related to non-traditional reinsurance treaties, unearned premium reserves (subject to agreed upon adjustments) and other related reserves, which relate to contracts entered into on and after January 1, 2002, as of the date of the transfer and 100 percent of future premiums (less any ceding commission under the Quota Share Retrocession Agreements) associated with the transferred reinsurance contracts relating to periods after the date of the transfer. Trusts have been established and funded to secure Platinum US's reinsurance obligations to St. Paul's subsidiaries.

     Platinum US and St. Paul Fire and Marine Insurance Company ("St. Paul Fire and Marine") entered into a US Underwriting Management Agreement dated as of November 1, 2002, pursuant to which Platinum US has the right for a period of one year following completion of the Public Offering to underwrite specified reinsurance business on behalf of St. Paul Fire and Marine in cases where Platinum US has been unable to underwrite that business because it has not obtained a necessary regulatory license or approval to do so, or Platinum US has not yet been approved as a reinsurer by the cedent. Such business will be reinsured pursuant to the Quota Share Retrocession Agreements. Platinum US bears all the expenses incurred in underwriting and administering traditional and non-traditional business which it reinsures. St. Paul Fire and Marine is required to pay the direct and reasonable indirect costs of non-traditional business not reinsured by Platinum US. Platinum UK and St. Paul Reinsurance Company

Limited ("St. Paul Re UK") entered into a similar agreement dated as of November 1, 2002 providing Platinum UK with substantially the same rights to underwrite business on behalf of St. Paul Re UK.

     In addition, St. Paul Re UK, St. Paul Management Limited and Platinum UK entered into a UK Business Transfer Agreement under which Platinum UK has acquired the reinsurance business of St. Paul Re UK, together with the associated customer lists and goodwill (other than the assumption of liability for, or the management of, existing reinsurance contracts entered into by St. Paul Re UK). Platinum UK is entitled to write reinsurance business for its own account and benefit in succession to St. Paul Re UK. In consideration for the transfer, a portion of the St. Paul Option, covering 894,260 Common Shares with an aggregate exercise price of $8,119,881, was allocated to St. Paul Re UK. The agreement also provides that St. Paul Re UK is required to reimburse Platinum UK in the amount of $701,425, representing a prorated portion of the 2002 annual bonuses of eligible employees of Platinum UK who would have been eligible to receive bonuses from St. Paul Re UK.

     The Company and Platinum UK entered into Master Services Agreements with St. Paul and St. Paul Re UK pursuant to which St. Paul and its subsidiaries provide certain services, including accounting, payroll administration, human resources management and systems support, at cost until the Company and Platinum UK deem it no longer necessary, but no later than June 30, 2003. The Company and Platinum UK are required to pay St. Paul and St. Paul Re UK a total of $116,600 for services provided in 2002 under the Master Services Agreements. The Company and Platinum UK also entered into Run-off Services Agreements with St. Paul and St. Paul Re UK, pursuant to which the Company and Platinum UK, for a period of up to two years following completion of the Public Offering, provide St. Paul and St. Paul Re UK with specified services at cost in administering the run-off of certain reinsurance contracts. St. Paul and St. Paul Re UK are required to pay the Company and Platinum UK a total of $391,833 for services provided in 2002 under the Run-off Services Agreements.

     Pursuant to the Employee Benefits and Compensation Matters Agreement, St. Paul transferred certain of its employees to the Company. The agreement provides for the allocation of assets and liabilities and certain other agreements with respect to employee compensation and benefit plans. In addition, St. Paul is required to reimburse the Company in the amount of $4,328,676, representing a prorated portion of the 2002 annual bonuses of eligible employees of Platinum US and Platinum Bermuda who would have been eligible to receive bonuses from St. Paul. The agreement also provides that St. Paul shall reimburse the Company for severance payments made pursuant to the terms of the St. Paul Enhanced Severance Program to employees transferred from St. Paul who were terminated within 90 days following completion of the Public Offering. St. Paul is required to pay the Company $898,880 in respect of those severance payments. In addition, the agreement provides that St. Paul is required to reimburse the Company for any retention bonuses that are paid to certain employees of the Company.

     The Company was granted a royalty-free, limited, non-sublicensable (except to the Company's operating subsidiaries), non-transferable, exclusive license to use certain St. Paul trademarks and service marks in connection with the Company's reinsurance business until November 1, 2003 pursuant to the Transitional Trademark License Agreement.

     The Company entered into various sublease agreements or assignments of lease with St. Paul or one of its subsidiaries under which subsidiaries of the Company sublease office space in New York, Chicago, Miami, Tokyo and London at a rate equivalent to St. Paul's cost. A total of $468,848 is required to be paid under those agreements for 2002.

TRANSACTIONS WITH RENAISSANCERE

     Concurrently with the completion of the Public Offering, the Company sold 3,960,000 Common Shares (or nine percent of the outstanding Common Shares) to RenaissanceRe at a price of $22.50 per share less the underwriting discount in a private placement pursuant to the Investment Agreement. In addition, RenaissanceRe received an option to purchase up to 2,500,000 additional Common Shares at any time during the ten years following the Public Offering at a purchase price of $27.00 per share (the "RenaissanceRe Option"). The Investment Agreement provides that, for so long as RenaissanceRe beneficially owns Common Shares representing at least 62.5 percent of the Common Shares purchased pursuant to the Investment Agreement, one qualified person designated by RenaissanceRe, who is reasonably acceptable to the Company, but not an officer, director or employee of Renaissance Re or any of its subsidiaries, will be nominated by the Company for election as a director of the Company at each shareholder meeting at which directors are elected and the Company shall use commercially reasonable efforts to cause this director's appointment to the Executive Committee and, subject to applicable law, rules or regulations, the Nominating and Corporate Governance Committee of the Board of Directors of the Company. The Investment Agreement also provides that, for so long as RenaissanceRe beneficially owns Common Shares representing at least 62.5 percent of the Common Shares purchased pursuant to the Investment Agreement, RenaissanceRe will have the right to designate a representative to attend (but not to vote at) meetings of the Board of Directors and to receive notices, agendas, minutes and all other materials distributed to participants at such meetings.

     The Company and RenaissanceRe entered into a Transfer Restrictions, Registration Rights and Standstill Agreement as of November 1, 2002, pursuant to which, prior to November 1, 2003, RenaissanceRe may not transfer any interest in the Common Shares it purchased pursuant to the Investment Agreement except under certain conditions. Under this agreement, RenaissanceRe will have the right to require the Company, subject to certain specified exceptions, on four occasions to register under the 1933 Act any Common Shares owned by RenaissanceRe or its affiliates for sale in a public offering beginning as of November 1, 2003 unless the Company consents to an earlier date, although RenaissanceRe is not permitted to make a demand during the 180-day period after the Public Offering without the consent of the underwriters who participated in the Public Offering. The Company has also agreed to use its reasonable best efforts to enable RenaissanceRe, from and after the third anniversary of the completion of the Public Offering, to distribute the Common Shares it beneficially owns in an offering on a continuous or delayed basis pursuant to a registration statement under the 1933 Act. After November 1, 2006, RenaissanceRe will have the right to an additional two demand registrations if RenaissanceRe beneficially owns more than 9.9 percent of the Common Shares then outstanding. Each demand must include a number of Common Shares with a market value equal to at least $50 million, except that this limitation will not apply to RenaissanceRe's last demand registration. This agreement also contains provisions regarding indemnification of each of RenaissanceRe and the Company by the other, restrictions on RenaissanceRe regarding the acquisition of Common Shares in certain circumstances, and requirements relating to pre-emptive rights and participation in Common Share buy-back programs.

     The Company entered into a five-year Services and Capacity Reservation Agreement with RenaissanceRe, effective October 1, 2002, pursuant to which RenaissanceRe provides services to the subsidiaries of the Company in connection with their property catastrophe books of business. At the Company's request, RenaissanceRe will analyze the Company's property catastrophe treaties and contracts and will assist the Company in measuring risk and managing the Company's aggregate catastrophe exposures. Based upon such analysis, RenaissanceRe will furnish quotations at the Company's request for rates for non-marine non-finite property catastrophe retrocessional coverage with aggregate limits up to $100 million annually, either on an excess-of-loss or proportional basis. The Company and RenaissanceRe may then enter into retrocessional agreements on the basis of the quotations. The fee for the coverage commitment and the services provided by RenaissanceRe under this agreement is $4 million at inception and at each anniversary, adjusted to 3.5 percent of the Company's gross written non-marine non-finite property catastrophe premium for the previous annual period, if such amount is greater than $4 million. Either party may terminate this agreement if the other is deemed impaired or insolvent by applicable regulatory or judicial authorities or is the subject of conservation, rehabilitation, liquidation, bankruptcy or similar insolvency proceedings. The Company was required to pay a total of $4 million to RenaissanceRe pursuant to this agreement for the year commencing October 1, 2002.

     We expect that we and RenaissanceRe may refer business to each other, to be accepted in the discretion of the party receiving the referral, and that compensation will be paid for referral business at negotiated rates.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to be filed with the Securities and Exchange Commission. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company as of December 31, 2002 and for the period then ended, together with the report thereon by KPMG LLP, independent certified public accountants, are set forth in Item 8 above. The unaudited pro forma combined statements of underwriting results of the Company for the year ended December 31, 2002 and 2001 are set forth on pages PF-1 through PF-4 hereto. The combined statements of the reinsurance underwriting segment of St. Paul prior to the Public Offering, together with the report thereon by KPMG LLP, independent certified public accountants, are set forth on pages P-1 through P-17 hereto.

2. SCHEDULES SUPPORTING FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED DECEMBER 31, 2002

     The schedules relating to the consolidated financial statements of the Company as of December 31, 2002 and for the period then ended, together with the report thereon by KPMG LLP, independent certified public accountants, are set forth on pages S-1 through S-6 hereto.

     Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

3. EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Formation and Separation Agreement dated as of October 28,
          2002, between The St. Paul Companies, Inc. and Platinum.
 3.1      Memorandum of Association of Platinum.(1)
 3.2      Restated Bye-Laws of Platinum.
 3.3      Certificate of Incorporation of Platinum Finance.(2)
 3.4      By-Laws of Platinum Finance.(2)
 4.1      Form of Certificate of the Common Shares of Platinum.
 4.2      Indenture dated as of October 10, 2002, among Platinum,
          Platinum Finance and JPMorgan Chase Bank.
 4.3      Indenture Supplement dated as of November 1, 2002, among
          Platinum, Platinum Finance and JPMorgan Chase Bank.
 4.4      Purchase Contract Agreement dated as of November 1, 2002,
          between Platinum and JPMorgan Chase Bank.
 4.5      Pledge Agreement dated as of November 1, 2002, among
          Platinum, State Street Bank and Trust Company and JPMorgan
          Chase Bank.
 4.6      Form of Senior Note of Platinum Finance.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.7      Form of Guarantee of Platinum.
 4.8      Form of Normal Unit.
 4.9      Form of Stripped Unit.
10.1      Share Unit Plan for Nonemployee Directors.(3)
10.2      2002 Share Incentive Plan.(3)
10.3      Capital Accumulation Plan.(3)
10.4      Employment Agreement dated March 3, 2002, between Jerome T.
          Fadden and The St. Paul Companies, Inc.(1)(3)
10.5      Amendment dated June 14, 2002, to the Employment Agreement between Jerome T. Fadden and The St. Paul Companies, Inc., dated March 3, 2002.(1)(3)
10.6      Employment Agreement dated July 5, 2002, between Michael E.
          Lombardozzi and St. Paul Re, Inc.(1)(3)
10.7      Amendment dated August 15, 2002, to the Employment Agreement dated July 5, 2002, between Michael E. Lombardozzi and St.
          Paul Re, Inc.(1)(3)
10.8      Letter Agreement dated March 1, 2002, between Steven H.
          Newman and The St. Paul Companies, Inc.(1)(3)
10.9      Amendment dated June 14, 2002, to the Letter Agreement
          dated, March 1, 2002, between Steven H. Newman and The St.
          Paul Companies, Inc.(1)(3)
10.10     Consulting Agreement dated March 1, 2002, between Steven H.
          Newman and St. Paul.(1)(3)
10.11     Employment Agreement dated May 2, 2002, between Michael D.
          Price and St. Paul Re, Inc.(1)(3)
10.12     Amendment dated June 14, 2002, to the Employment Agreement dated May 2, 2002, between Michael D. Price and St. Paul Re,
          Inc.(1)(3)
10.13     Employment Agreement dated July 3, 2002, between William A.
          Robbie and St. Paul Re, Inc.(1)(3)
10.14     Amendment dated August 16, 2002, to the Employment Agreement dated July 3, 2002, between William A. Robbie and St. Paul
          Re, Inc.(1)(3)
10.15     Letter Agreement dated August 14, 2002, between Neal J.
          Schmidt and St. Paul Re, Inc.(3)
10.16     364-Day Credit Agreement dated as of June 21, 2002, by and among Platinum, the Initial Lenders named therein, Citibank,
          N.A., JPMorgan Chase Bank, Bank of America, N.A. and Salomon
          Smith Barney Inc.
10.17     Letter Amendment to 364-Day Credit Agreement dated October
          4, 2002 between Platinum, the Initial Lenders named therein,
          Citibank, N.A., JPMorgan Chase Bank, Bank of America, N.A.
          and Salomon Smith Barney Inc.
10.18     Letter Amendment No. 2 to 364-Day Credit Agreement dated
          October 25, 2002 between Platinum, the Initial Lenders named therein, Citibank, N.A., JPMorgan Chase Bank, Bank of
          America, N.A. and Salomon Smith Barney Inc.
10.19     Capital Support Agreement dated November 1, 2002, between
          Platinum and Platinum UK.
10.20     Capital Support Agreement dated as of November 26, 2002,
          between Platinum and Platinum US.
10.21     Registration Rights Agreement dated November 1, 2002,
          between The St. Paul Companies, Inc. and Platinum.
10.22     Option Agreement dated November 1, 2002, between St. Paul
          Reinsurance Company Limited, Platinum and The St. Paul
          Companies, Inc.
10.23     Option Agreement dated November 1, 2002, between The St.
          Paul Companies, Inc. and Platinum.
10.24     Option Agreement dated November 1, 2002, among Platinum, The
          St. Paul Companies, Inc. and St. Paul Fire and Marine
          Insurance Company.
10.25     Form of Employee Benefits and Compensation Matters Agreement
          dated as of November 1, 2002, between The St. Paul
          Companies, Inc. and Platinum US.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.26     Master Services Agreement dated as of November 1, 2002,
          between The St. Paul Companies, Inc. and Platinum.
10.27     U.K. Master Services Agreement dated November 1, 2002,
          between St. Paul Reinsurance Company Limited and Platinum
          UK.
10.28     Run-off Services Agreement dated November 1, 2002, among
          Platinum US, Mountain Ridge Insurance Company and St. Paul
          Fire and Marine Insurance Company.
10.29     U.K. Run-off Services Agreement dated November 1, 2002,
          between St. Paul Reinsurance Company Limited and Platinum
          UK.
10.30     Underwriting Management Agreement dated November 1, 2002,
          between St. Paul Fire and Marine Insurance Company and
          Platinum US.
10.31     U.K. Underwriting Agency and Underwriting Management
          Agreement dated November 1, 2002, between St. Paul
          Reinsurance Company Limited and Platinum US.
10.32     Business Transfer Agreement dated November 1, 2002, among
          St. Paul Reinsurance Company Limited, Platinum UK and St.
          Paul Management Limited.
10.33     Intra-Group Asset Transfer Agreement, dated November 1,
          2002, among Platinum, St. Paul Reinsurance Company Limited and St. Paul Management Limited.
10.34     Form of Transitional Trademark License Agreement by and
          between The St. Paul Companies, Inc. and Platinum.
10.35     Investment Agreement dated September 20, 2002, by and among
          Platinum, The St. Paul Companies, Inc., and RenaissanceRe
          Holdings Ltd.
10.36     First Amendment dated as of November 1, 2002, to the
          Investment Agreement, dated as of September 20, 2002 by and among Platinum, The St. Paul Companies, Inc., and
          RenaissanceRe Holdings Ltd.
10.37     Transfer Restrictions, Registration Rights and Standstill
          Agreement dated November 1, 2002, between The St. Paul
          Companies, Inc. and Platinum.
10.38     Option Agreement dated November 1, 2002, between Platinum
          and RenaissanceRe Holdings Ltd.
10.39     Services and Capacity Reservation Agreement dated November
          1, 2002, between Platinum and RenaissanceRe Holdings Ltd.
10.40     100% Quota Share Retrocession Agreement (traditional) dated as of November 1, 2002, between St. Paul Fire and Marine
          Insurance Company and Platinum US.
10.41     100% Quota Share Retrocession Agreement (non-traditional -A)
          dated as of November 1, 2002, between St. Paul Fire and
          Marine Insurance Company and Platinum US.
10.42     100% Quota Share Retrocession Agreement (non-traditional
          -B-1) dated as of November 1, 2002, between St. Paul Fire
          and Marine Insurance Company and Platinum US.
10.43     100% Quota Share Retrocession Agreement (non-traditional
          -B-2) dated as of November 1, 2002, between St. Paul Fire
          and Marine Insurance Company and Platinum US.
10.44     100% Quota Share Retrocession Agreement (non-traditional -C)
          dated as of November 1, 2002, between St. Paul Fire and
          Marine Insurance Company and Platinum US.
10.45     100% Quota Share Retrocession Agreement (non-traditional
          -D-3) dated as of November 1, 2002, between St. Paul Fire
          and Marine Insurance Company and Platinum US.
10.46     100% Quota Share Retrocession Agreement (non-traditional
          -D-4) dated as of November 1, 2002, between St. Paul Fire
          and Marine Insurance Company and Platinum US.
10.47     100% Quota Share Retrocession Agreement (non-traditional
          -D-1) dated as of November 1, 2002, between Mountain Ridge
          Insurance Company and Platinum US.
10.48     100% Quota Share Retrocession Agreement (non-traditional
          -D-2) dated as of November 1, 2002, between Mountain Ridge
          Insurance Company and Platinum US.
10.49     100% Quota Share Retrocession Agreement (non-traditional -D
          Stop Loss) dated as of November 1, 2002, between Mountain
          Ridge Insurance Company and Platinum US.
10.50     100% Quota Share Retrocession Agreement (non-traditional -D
          Spread Loss) dated as of November 1, 2002, between Mountain
          Ridge Insurance Company and Platinum US.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.51     100% Quota Share Retrocession Agreement (non-traditional -E)
          dated as of November 1, 2002, between Mountain Ridge
          Insurance Company and Platinum US.
10.52     UK 100% Quota Share Retrocession Agreement (traditional)
          dated as of November 1, 2002, between St. Paul Reinsurance
          Company Limited and Platinum US.
10.53     UK 100% Quota Share Retrocession Agreement (non-traditional
          -A) dated as of November 1, 2002, between St. Paul
          Reinsurance Company Limited and Platinum US.
10.54     UK 100% Quota Share Retrocession Agreement (non-traditional
          -B-1) dated as of November 1, 2002, between St. Paul
          Reinsurance Company Limited and Platinum US.
10.55     100% Quota Share Retrocession Agreement dated as of November
          27, 2002, between St. Paul Reinsurance Company Limited and
          Platinum UK.
10.56     Security Agreement dated as of November 27, 2002, between
          Platinum UK and St. Paul Reinsurance Company Limited.
10.57     Control Agreement dated as of November 27, 2002, between
          Platinum UK, St. Paul Reinsurance Company Limited and State
          Street Bank and Trust Company.
10.58     Alliance Capital Management L.P. Discretionary Investment
          Advisory Agreement with Platinum UK dated November 27, 2002.
10.59     Revised and Amended Trust Agreement dated as of November 1,
          2002 and amended December 12, 2002, by and among Platinum
          US, St. Paul Fire and Marine Insurance Company, and State
          Street Bank and Trust Company.
10.60     Alliance Capital Management L.P. Discretionary Investment
          Advisory Agreement with Platinum US dated November 4, 2002.
10.61     Revised and Amended Trust Agreement dated November 1, 2002 and amended December 12, 2002, by and among Platinum US,
          Mountain Ridge Insurance Company and State Street Bank and
          Trust Company.
10.62     Alliance Capital Management L.P. Discretionary Investment
          Advisory Agreement with Platinum US dated November 4, 2002.
10.63     Letter Amendment dated December 12, 2002 to the Revised and
          Amended Trust Agreements dated as of November 1, 2002 and
          amended December 12, 2002, by and among Platinum US, St.
          Paul Fire and Marine Insurance Company, Mountain Ridge
          Insurance Company, and State Street Bank and Trust Company.
10.64     Quota Share Retrocession Agreement dated November 26, 2002, between Platinum Bermuda and Platinum UK.
10.65     Security Agreement dated as of November 26, 2002, between
          Platinum Bermuda and Platinum UK.
10.66     Control Agreement dated as of November 26, 2002, by and
          among Platinum Bermuda, Platinum UK and State Street Bank
          and Trust Company.
10.67     Alliance Capital Management L.P. Discretionary Investment
          Advisory Agreement with Platinum Bermuda and Platinum UK
          dated November 26, 2002.
21        Subsidiaries of Platinum.(1)
99.1      Certification pursuant to 18 U.S.C. 1350.
99.2      Certification pursuant to 18 U.S.C. 1350.

---------------

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-86906) of Platinum Holdings.

(2) Incorporated by reference from the Registration Statement on Form S-1 (Registration Nos. 333-99019 and 333-99019-01) of Platinum Holdings and Platinum Finance.

(3) Management contract or compensatory plan or arrangement.

(B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized in Southampton, Bermuda.

                                          PLATINUM UNDERWRITERS HOLDINGS, LTD.

                                                 /s/ JEROME T. FADDEN
                                        ----------------------------------------
                                                     Jerome T. Fadden
                                          President and Chief Executive Officer

Date: March 26, 2003

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ JEROME T. FADDEN                      President, Chief Executive       March 26, 2003
 ------------------------------------------------          Officer, and Director
                 Jerome T. Fadden


              /s/ WILLIAM A. ROBBIE                  Executive Vice President and Chief   March 26, 2003
 ------------------------------------------------            Financial Officer
                William A. Robbie                         (Principal Financial and
                                                            Accounting Officer)


               /s/ STEVEN H. NEWMAN                  Chairman of the Board of Directors   March 26, 2003
 ------------------------------------------------
                 Steven H. Newman


              /s/ H. FURLONG BALDWIN                              Director                March 26, 2003
 ------------------------------------------------
                H. Furlong Baldwin


               /s/ JONATHAN F. BANK                               Director                March 26, 2003
 ------------------------------------------------
                 Jonathan F. Bank


              /s/ DAN R. CARMICHAEL                               Director                March 26, 2003
 ------------------------------------------------
                Dan R. Carmichael


                                                                  Director
 ------------------------------------------------
                  Jay S. Fishman


               /s/ PETER T. PRUITT                                Director                March 26, 2003
 ------------------------------------------------
                 Peter T. Pruitt

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jerome T. Fadden, certify that:

     1. I have reviewed this annual report on Form 10-K of Platinum Underwriters Holdings, Ltd. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ JEROME T. FADDEN
                                          --------------------------------------
                                                     Jerome T. Fadden
                                          President and Chief Executive Officer

Date: March 26, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, William A. Robbie, certify that:

     1. I have reviewed this annual report on Form 10-K of Platinum Underwriters Holdings, Ltd. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ WILLIAM A. ROBBIE
                                          --------------------------------------
                                                    William A. Robbie
                                                Executive Vice President,
                                          Chief Financial Officer and Treasurer

Date: March 26, 2003

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULES

                     TABLE OF CONTENTS                        PAGE
                     -----------------                        ----
Independent Auditors' Report................................  S-2
Schedule II Condensed Financial Statements -- Parent Company  S-3
  Only......................................................
Schedule III Supplementary Insurance Information............  S-6

     Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

     Under date of March 21, 2003, we reported on the consolidated balance sheet of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2002, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the period April 19, 2002 (date of inception) to December 31, 2002, which are included in the Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-6 of the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

New York, New York
March 21, 2003

                                                                     SCHEDULE II

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                                 PARENT COMPANY

                            CONDENSED BALANCE SHEET
                               DECEMBER 31, 2002

                                                               ($ IN THOUSANDS
                                                              EXCEPT SHARE DATA)
                                     ASSETS
Investment in subsidiaries..................................       $926,177
Cash........................................................          3,935
Amounts receivable from The St. Paul Companies, Inc. .......            965
Other assets................................................          1,462
                                                                   --------
          Total assets......................................       $932,539
                                                                   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Contract adjustment payments..............................       $  6,639
  Accrued expenses and other liabilities....................          4,654
                                                                   --------
          Total liabilities.................................         11,293
                                                                   --------
Shareholders' equity:
  Preferred shares, $.01 par value, 25,000,000 shares
     authorized, no shares issued or outstanding............             --
  Common shares, $.01 par value, 200,000,000 shares
     authorized, 43,004,000 issued and outstanding..........            430
  Additional paid-in capital................................        903,797
  Accumulated other comprehensive income....................         10,581
  Retained earnings.........................................          6,438
                                                                   --------
          Total shareholders' equity........................        921,246
                                                                   --------
          Total liabilities and shareholders' equity........       $932,539
                                                                   ========

                                                                     SCHEDULE II

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                                 PARENT COMPANY

                         CONDENSED STATEMENTS OF INCOME
FOR THE PERIOD FROM APRIL 19, 2002 (DATE OF INCEPTION)THROUGH DECEMBER 31, 2002

                                                              ($ IN THOUSANDS)
Revenues:
  Net investment income.....................................      $   179
                                                                  -------
Expenses:
  Interest expenses.........................................           58
  Operating expenses........................................        3,986
                                                                  -------
Total expenses..............................................        4,044
                                                                  -------
Loss before income tax and equity in earnings of
  subsidiaries..............................................       (3,865)
Income tax expense..........................................           --
                                                                  -------
Loss before equity in earnings of subsidiaries..............       (3,865)
Equity in earnings of subsidiaries..........................       10,303
                                                                  -------
Net income..................................................      $ 6,438
                                                                  =======

                                                                     SCHEDULE II

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                                 PARENT COMPANY

                       CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 19, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

                                                              ($ IN THOUSANDS)
Operating activities:
  Loss before equity in earnings of subsidiaries............     $  (3,865)
  Adjustments to reconcile net income to cash used in
     operations:
     Increase in other assets and liabilities...............         2,226
                                                                 ---------
       Net cash used in operations..........................        (1,639)
                                                                 ---------

Investing activities -- investments in subsidiaries.........      (896,000)
                                                                 ---------
Financing activities:
  Net proceeds from shares issued in initial
     capitalization.........................................           120
  Redemption of shares issued in initial capitalization.....          (120)
  Net proceeds from issuance of Common Shares...............       693,314
  Net proceeds from issuance of Common Shares in private
     placements.............................................       208,260
                                                                 ---------
       Net cash provided by financing activities............       901,574
                                                                 ---------
       Net increase in cash.................................         3,935
Cash at beginning of period.................................            --
                                                                 ---------
Cash at end of period.......................................     $   3,935
                                                                 =========

                                                                    SCHEDULE III

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                                     UNPAID                                                       LOSSES
                                      DEFERRED       LOSSES                  OTHER                               AND LOSS
                                       POLICY       AND LOSS                 POLICY       NET         NET       ADJUSTMENT
                                     ACQUISITION   ADJUSTMENT   UNEARNED   CLAIMS AND    EARNED    INVESTMENT    EXPENSES
              PERIOD                    COSTS       EXPENSES    PREMIUMS    BENEFITS    PREMIUM      INCOME      INCURRED
              ------                 -----------   ----------   --------   ----------   --------   ----------   ----------
                                                                       ($ IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002:
  Global Property..................    $11,307      $101,473    $ 46,294                $ 43,047                 $21,588
  Global Casualty..................     33,568       121,586     125,609                  39,320                  29,498
  Finite Risk......................      4,457        58,600      19,113                  24,731                   9.300
                                       -------      --------    --------                --------                 -------
    Total..........................    $49,332      $281,659    $191,016        --      $107,098     $5,211      $60,356
                                       -------      --------    --------                --------                 -------

                                     AMORTIZATION
                                     OF DEFERRED
                                        POLICY        OTHER       NET
                                     ACQUISITION    OPERATING   PREMIUMS
              PERIOD                    COSTS       EXPENSES    WRITTEN
              ------                 ------------   ---------   --------
                                              ($ IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002:
  Global Property..................    $ 6,206                  $ 89,341
  Global Casualty..................      5,699                   164,929
  Finite Risk......................      2,544                    43,844
                                       -------                  --------
    Total..........................    $14,449       $16,334    $298,114
                                       -------                  --------

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                         PRO FORMA FINANCIAL STATEMENTS

TABLE OF CONTENTS                                             PAGE
-----------------                                             ----
Introduction................................................  PF-1
Pro Forma Combined Statements of Underwriting Results for
  the Years Ended December 31, 2002 and 2001 (Unaudited)....  PF-3
Notes to Pro Forma Combined Statements of Underwriting
  Results (Unaudited).......................................  PF-4
Management's Discussion and Analysis of Pro Forma Financial
  Condition and Underwriting Results........................  PF-4

                                  INTRODUCTION

     The Company's pro forma consolidated balance sheet and pro forma combined underwriting results presented herein are not indicative of the actual results that the Company expects to achieve as an operating entity. Many factors may cause the Company's actual results to differ materially from the pro forma consolidated balance sheet and underwriting results including, but not limited to, the following:

     - The Company's pro forma combined statement of underwriting results includes premium and loss development on business entered into prior to January 1, 2002. Under the Quota Share Retrocession Agreements, the Company is assuming no premium or loss development on business entered into prior to January 1, 2002. Therefore, the Company's reported premiums written and earned and reported losses and LAE in the Company's initial years of operation could be substantially lower than as presented in Platinum's pro forma combined statement of underwriting results. As such, the Company's reported results in the Company's initial years of operation will not be subject to prior year development for periods prior to January 1, 2002.

     - The Company reports underwriting results under the Quota Share Retrocession Agreements for the period through the date of completion of the Public Offering based on the application of retroactive reinsurance accounting, resulting in the premiums earned and losses incurred by St. Paul during such period being excluded from the Company's statement of underwriting results. Due to this exclusion, the Company's reported 2002 premiums written and earned and the Company's net underwriting results in 2002 could be substantially different than as presented in the Company's pro forma combined statement of underwriting results.

     - Although the Company was afforded the benefits of most of St. Paul Re's retrocessional reinsurance program through their expiration during 2002, the Company has entered into retrocessional reinsurance contracts with significantly different terms and conditions from those that were made available to the Company from St. Paul Re.

     - The additional and reinstatement premiums recorded in 2001 by St. Paul Re's Finite Risk operating segment were primarily caused by losses relating to the September 11, 2001 terrorist attack. These additional and reinstatement premiums were unusually high and not necessarily indicative of the recurring premium volume the Company expects to write in that business segment.

     - The Company's pro forma financial statements continue to reflect the discounting of the liability for certain assumed reinsurance contracts based on arrangements made by St. Paul to permit such discounting. If the Company does not put such arrangements in place, reinsurance contracts of a similar type entered into in the future would be reported on an undiscounted basis.

PRO FORMA COMBINED STATEMENTS OF UNDERWRITING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

     The Company has prepared its unaudited pro forma combined statements of underwriting results to represent the Company's reinsurance business as if the Company had commenced its operations and the

Public Offering, the ESU Offering, the St. Paul Investment and the RenaissanceRe Investment had been completed as of January 1, 2001. The Company's presentation of its pro forma underwriting results assumes that all of the agreements between Platinum and St. Paul effecting the transfer of substantially all of St. Paul's continuing reinsurance business and related assets (the "Inception Agreements") were entered into as of January 1, 2001. The Company has based its presentation on St. Paul Re's actual underwriting results for the periods presented except for the period from November 1, 2002 through December 31, 2002 for which the presentation is based on the Company's actual results. The Company has then adjusted these historical results to remove any of St. Paul Re's reinsurance businesses that are not part of Platinum, including:

     - amounts related to St. Paul Re's reinsurance business representing lines of business that will not be transferred to the Company, including aviation and bond and credit reinsurance, certain financial risk and capital markets reinsurance products, and certain North American business previously underwritten in London. Platinum did not obtain the renewal rights to these lines of business and did not assume liabilities related to these lines of business, and

     - amounts related to St. Paul Re's allocations from the St. Paul corporate aggregate excess-of-loss reinsurance program that will not be available to the Company.

     Except as noted above, the pro forma combined underwriting results assume that all other retrocessional reinsurance with respect to the assumed reinsurance contracts entered into in 2002 will remain available to the Company.

     Also, as noted above, the Company has based its pro forma underwriting results on the assumption that all of the Inception Agreements were entered into on January 1, 2001, including the Services and Capacity Reservation Agreement.

     The Company's future results will depend in part on the amount of the Company's investment income, which cannot be predicted and which will fluctuate depending upon the types of investments the Company selects, the Company's underwriting results and market factors. Actual tax expense in future periods will be based on underwriting results plus investment income and other income and expense items not reflected in the pro forma combined statements of underwriting results. The Company's effective tax rate will reflect the proportion of income recognized by the Company's operating subsidiaries, with Platinum US taxed at the U.S. corporate income tax rate (35 percent), Platinum UK taxed at the U.K. corporate tax rate (generally 30 percent), Platinum Ireland taxed at a 25 percent corporate tax rate on non-trading income and a 16 percent corporate tax rate on trading income (which was reduced to 12.5 percent as of January 1, 2003), and Platinum Bermuda taxed at a zero corporate tax rate. In 2002, the Company had a greater portion of the Company's income subject to U.S. taxation and U.K. taxation than the Company expects to have in the future because the Company's Bermuda operations are entirely new but can be expected to grow as a proportion of the Company's business. As a result of changes in the Company's geographic distribution of taxable income as well as changes in the amount of the Company's non-taxable income and expense, the relationship between the Company's reported income before tax and the Company's income tax expense may change significantly from one period to the next.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

             PRO FORMA COMBINED STATEMENTS OF UNDERWRITING RESULTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

YEAR ENDED DECEMBER 31, 2002

                                        HISTORICAL ST. PAUL
                                         RE FOR THE PERIOD
                                          FROM JANUARY 1,            ADJUSTMENTS
                                           2002 THROUGH       -------------------------   PRO FORMA
                                         NOVEMBER 1, 2002      (1)    (2)   (3)    (4)    PLATINUM
                                        -------------------   -----   ---   ---   -----   ---------
                                                                (UNAUDITED)
                                                              ($ IN MILLIONS)
Net premiums earned
Net premiums written..................        $1,007          $ (91)  $(4)   --   $ 298    $1,210
Change in unearned premiums, net......            95            (80)   --    --    (191)     (176)
                                              ------          -----   ---   ---   -----    ------
  Net premiums earned.................         1,102           (171)   (4)   --     107     1,034
Losses and underwriting expenses
Losses and loss adjustment expenses...           791           (157)   (9)   --      60       685
Policy acquisition expenses...........           257            (50)   --    --      26       233
Other underwriting expenses...........            62            (12)   --   $ 6      12        68
                                              ------          -----   ---   ---   -----    ------
Total underwriting losses and
  expenses............................         1,110           (219)   (9)    6      98       986
                                              ------          -----   ---   ---   -----    ------
Underwriting (loss) gain..............        $   (8)         $  48   $ 5   $(6)  $   9    $   48
                                              ======          =====   ===   ===   =====    ======

YEAR ENDED DECEMBER 31, 2002

                                                                   ADJUSTMENTS
                                              HISTORICAL    --------------------------   PRO FORMA
                                              ST. PAUL RE    (1)     (2)    (3)   (4)    PLATINUM
                                              -----------   -----   -----   ---   ----   ---------
Net premiums earned
Net premiums written........................    $1,677      $(228)  $ (67)   --    --     $1,382
Change in unearned premiums, net............       (84)         4      --    --    --        (80)
                                                ------      -----   -----   ---   ----    ------
  Net premiums earned.......................     1,593       (224)    (67)   --    --      1,302
Losses and underwriting expenses
Losses and loss adjustment expenses.........     1,922       (356)   (126)   --    --      1,440
Policy acquisition expenses.................       315        (78)     --    --    --        237
Other underwriting expenses.................        82        (19)     --   $ 6    --         69
                                                ------      -----   -----   ---   ----    ------
Total underwriting losses and expenses......     2,319       (453)   (126)    6    --      1,746
                                                ------      -----   -----   ---   ----    ------
Underwriting (loss) gain....................    $ (726)     $ 229   $  59   $(6)   --     $ (444)
                                                ======      =====   =====   ===   ====    ======

See accompanying notes to pro forma combined statements of underwriting results.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

   NOTES TO PRO FORMA COMBINED STATEMENTS OF UNDERWRITING RESULTS (UNAUDITED)

     The following describe amounts deducted in the "Adjustments" columns above:

          1. Amounts related to the reinsurance segment of The St. Paul Companies Inc. ("St. Paul") prior to the initial public offering of the Common Shares of Platinum Underwriters Holdings, Ltd. (the "Company") ("St. Paul Re") representing lines of business for the period from January 1, 2002 through November 1, 2002 that were not transferred to the Company, including aviation and bond and credit reinsurance, certain financial risk and capital markets reinsurance products, and certain North American business previously underwritten in London. The Company did not obtain the renewal rights to these lines of business and did not assume liabilities related to these lines of business.

          2. Amounts related to St. Paul Re's allocations from St. Paul's corporate aggregate excess-of-loss reinsurance program, and

          3. Amounts related to the Services and Capacity Reservation Agreement dated November 1, 2002 between the Company and RenaissanceRe Holdings Ltd. ("RenaissanceRe").

          4. Amounts relating to the Company for the period from November 2, 2002 through December 31, 2002.

     Included in the 2001 pro forma combined underwriting results are pre-tax losses related to the September 11, 2001 terrorist attack totaling $468 million. This amount includes gross losses and loss adjustment expenses of $819 million, $123 million of ceded reinsurance, $137 million of additional and reinstatement premiums and $91 million of reduced contingent commission expenses.

     St. Paul's option to purchase up to 6,000,000 Common Shares at any time during the ten years following the Public Offering at a price of $27.00 per share (the "St. Paul Option") was granted as part of the aggregate consideration for St. Paul's cash contribution and its contribution of the reinsurance business being transferred by it to the Company and its sponsorship of the Company, and was not granted in compensation for services. Similarly, RenaissanceRe's option to purchase up to 2,500,000 Common Shares at any time during the ten years following the Public Offering at a purchase price of $27.00 per share (the "RenaissanceRe Option") was granted to RenaissanceRe in its role as a strategic investor in the Company, and was not granted in compensation for services. Accordingly, no compensation expense related to these options is recognized in the Company's pro forma combined statements of underwriting results, nor will compensation expense related to these options be recognized in the Company's consolidated financial statements.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PRO FORMA FINANCIAL CONDITION
                            AND UNDERWRITING RESULTS

     The following pro forma discussion and analysis should be read in conjunction with the Company's unaudited pro forma financial statements and the related notes set forth under "Pro Forma Financial Statements" on pages PF-1 through PF-4 of this report. The Company's unaudited pro forma financial statements have been prepared in accordance with U.S. GAAP.

                                    OVERVIEW

     Our worldwide reinsurance business is organized around three operating segments:

     - GLOBAL PROPERTY AND MARINE. This segment generated $412 million, or 34.0 percent, of Platinum's 2002 pro forma net premiums written (and $315 million, or 22.8 percent, for 2001).

     - GLOBAL CASUALTY. This segment generated $546 million, or 45.1 percent, of Platinum's 2002 pro forma net premiums written (and $592 million, or 42.8 percent, for 2001).

     - FINITE RISK. This segment generated $252 million, or 20.9 percent, of Platinum's 2002 pro forma net premiums written (and $475 million, or 34.4 percent, for 2001).

     For a discussion of the basis on which pro forma net premiums written were determined, see "Pro Forma Financial Statements -- Introduction" above.

                    PRO FORMA COMBINED UNDERWRITING RESULTS

     The following table summarizes our pro forma combined underwriting results for the years ended December 31, 2002 and 2001, as if the Public Offering, the ESU Offering, the St. Paul Investment and the RenaissanceRe Investment had been completed on January 1, 2001 ($ in millions). For a discussion of the historical results of underwriting of St. Paul Re, see "The Predecessor Business."

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Net premiums earned
Net premiums written........................................  $1,210   $1,382
Change in unearned premiums, net............................    (176)     (80)
                                                              ------   ------
  Net premiums earned.......................................   1,034    1,302
Losses and Underwriting Expenses
Losses and loss adjustment expenses.........................     685    1,440
Policy acquisition expenses.................................     233      237
Other underwriting expenses.................................      68       69
                                                              ------   ------
     Total underwriting losses and expenses.................     986    1,746
                                                              ======   ======
Underwriting gain (loss)....................................  $   48   $ (444)
                                                              ======   ======
Selected Ratios -- U.S. GAAP
Losses and loss adjustment expenses.........................    66.3%   110.6%
Underwriting expense ratio..................................    29.1%    23.5%
                                                              ------   ------
  Combined ratio............................................    95.4%   134.1%
                                                              ======   ======
Selected Ratios -- Statutory
Losses and loss adjustment expenses.........................    66.3%   110.6%
Underwriting expense ratio..................................    27.6%    22.1%
                                                              ------   ------
  Combined ratio............................................    93.9%   132.7%
                                                              ======   ======
     Impact of catastrophes on statutory combined
      ratio(1)..............................................     4.0%    40.9%
                                                              ======   ======

---------------

(1) Excludes ceded losses under St. Paul Re's aggregate excess-of-loss treaties, because such treaties extend to non-catastrophic as well as catastrophic losses as described below.

     Included in the 2001 pro forma combined underwriting results are pre-tax losses related to the September 11, 2001 terrorist attack totaling $468 million. This amount includes gross losses and loss adjustment expenses ("LAE") of $819 million, $123 million of ceded reinsurance, $137 million of additional and reinstatement premiums and $91 million of reduced contingent commission expenses. The determination of the impact of catastrophes on the combined ratio excludes the ceded losses under St. Paul Re's aggregate excess-of-loss treaties; these treaties provide coverage for excess losses arising from catastrophic and non-catastrophic events. The benefits of St. Paul Re's aggregate excess-of-loss treaty for all of 2002 were available to Platinum.

RETROCESSIONAL REINSURANCE

     Our pro forma combined underwriting results for the years ended December 31, 2002 and 2001, reflect the benefits of most of St. Paul Re's retrocessional reinsurance program as it relates to Platinum. The pro forma results do not reflect the effects of the St. Paul corporate aggregate excess-of-loss reinsurance program, which was not available to Platinum in 2002 or thereafter. St. Paul Re has utilized retrocession agreements principally to increase aggregate premium capacity and to reduce the risk of loss on reinsurance underwritten. In addition, through St. Paul Re's aggregate excess-of-loss treaties, St. Paul Re has maintained catastrophe reinsurance programs for the purpose of limiting its exposure with respect to multiple claims arising from a single occurrence or event. St. Paul Re's retrocession agreements provide for recovery of a portion of claims and claims expense from retrocessionnaires. Under these programs, on a pro forma basis, St. Paul Re ceded the following amounts to retrocessionaires ($ in millions):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Ceded premiums written......................................   $56    $167
Ceded premiums earned.......................................    55     165
Ceded losses and LAE........................................    85     368
Ceded underwriting expenses.................................     6       8
                                                               ---    ----
  Net underwriting benefit..................................   $36    $211
                                                               ===    ====

     The amounts in the pro forma underwriting results on page PF-3 include the retrocession amounts reflected above.

     The amounts included in the pro forma underwriting results on page PF-3 as well as the individual segment discussions on pages PF-10 to PF-13, include the retrocession amounts reflected above, less the following impacts of St. Paul Re's aggregate excess-of-loss treaties as they relate to Platinum ($ in millions):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Ceded premiums written......................................  $ --    $ 87
Ceded premiums earned.......................................    (1)     87
Ceded losses and LAE........................................   (33)    194
                                                              ----    ----
  Net underwriting (detriment) benefit......................  $(32)   $107
                                                              ====    ====

     Under the terms of St. Paul Re's aggregate excess-of-loss treaties, St. Paul Re remits an initial margin premium in quarterly installments to its counterparty, regardless of whether losses are ceded under the treaty. If losses are ceded under these treaties, St. Paul Re remits additional premiums ceded, plus accrued interest, to its counterparty when the related losses and LAE are settled. For the year ended December 31, 2002, no losses were ceded under the 2002 treaty. Net underwriting detriment in 2002 is driven by commutations in such period requested by one retrocessionnaire of its ten percent portion of the 1999 and 2001 St. Paul Re aggregate excess-of-loss treaties. In the year ended December 31, 2002 these commutations resulted in a reduction in ceded written and earned premiums of $16 million and a reduction in ceded losses and LAE incurred of $36 million, resulting in a net underwriting detriment of $20 million. These commutations were done in conjunction with the commutation of a reinsurance treaty underwritten by St. Paul Re for the same party which resulted in a net underwriting benefit of $14 million. The combined effect of these commutations resulted in a net underwriting detriment of $6 million. The impact of these commutations is not expected to be material to future operations or financial position. The additional net underwriting detriment is due to $15 million of ceded premium pursuant to the St. Paul Re aggregate excess-of-loss treaty with respect to the 2002 accident year.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  Net premiums

     Net premiums written for the year ended December 31, 2002 decreased 12.4 percent to $1,210 million from $1,382 million for the year ended December 31, 2001, including $546 million, or 45.1 percent, from the Global Casualty segment, $412 million, or 34.0 percent, from the Global Property and Marine segment and $252 million, or 20.9 percent, from the Finite Risk segment. The decrease in premium is due to the non-renewal of certain contracts that did not meet our underwriting standards. In addition, a large quota share contract was rescinded, adversely affecting net premiums written. The large quota share contract was a three year quota share reinsurance contract incepting in 1999. The coverage for 2001 was rescinded by mutual agreement with the ceding company. Rate increases averaging 30 percent offset some of the decrease in premium.

     Net premiums earned for the year ended December 31, 2002 decreased 20.6 percent to $1,034 million from $1,302 million for the year ended December 31, 2001, reflecting the decrease in exposure offset by the impact of price increases.

  Losses and LAE

     Losses and LAE incurred were $685 million for the year ended December 31, 2002 compared to $1,440 million for the year ended December 31, 2001. The large decrease is due to the significant losses incurred in 2001 as a result of the September 11th terrorist attacks. The loss and LAE ratio, also referred to as loss ratio (which is the ratio of losses and LAE incurred, including estimates for claims incurred but not reported, to premiums earned) was 66.3 percent and
110.6 percent for the years ended December 31, 2002 and 2001, respectively. Catastrophe loss development had an unfavorable impact on loss ratios for the year ended December 31, 2002 of 3.8 percent and catastrophe losses had an unfavorable impact of 46.7 percent for the year ended December 31, 2001.

  Acquisition expenses

     Acquisition expenses were $233 million for the year ended December 31, 2002 compared to $237 million for the year ended December 31, 2001. The resulting acquisition expense ratio was 22.5 percent for the year ended December 31, 2002 compared to 18.2 percent for the year ended December 31, 2001. The acquisition expense for the year ended December 31, 2001 includes a large decrease in profit commissions related to the September 11th terrorist attacks.

  Other underwriting expenses

     Other underwriting expenses consisted of the cost of operations associated with underwriting activities. These expenses include compensation, rent and all other general expenses associated with our underwriting activity and exclude any investment or claim related expense. Other underwriting expenses were $68 million for the year ended December 31, 2002 and $69 million for the year ended December 31, 2001. The other underwriting expense ratio for the year ended December 31, 2002 was 6.6 percent compared to 5.3 percent in 2001. The expense ratio increased due to a decrease in premiums earned.

              PRO FORMA UNDERWRITING RESULTS BY OPERATING SEGMENT

     The following table summarizes pro forma underwriting results and combined ratios for each of our three operating segments for the years ended December 31, 2002 and 2001 ($ in millions):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Global Property & Marine
Net premiums written........................................  $  412   $  315
Net premiums earned.........................................     355      311
Losses and LAE..............................................     180      399
Underwriting expenses.......................................      96       96
                                                              ------   ------
Underwriting gain (loss)....................................  $   79   $ (184)
                                                              ======   ======
Combined ratio..............................................    77.7%   159.2%
                                                              ======   ======
Global Casualty
Net premiums written........................................  $  546   $  592
Net premiums earned.........................................     449      521
Losses and LAE..............................................     374      460
Underwriting expenses.......................................     140      191
                                                              ------   ------
Underwriting loss...........................................  $  (65)  $ (130)
                                                              ======   ======
Combined ratio..............................................   114.5%   125.0%
                                                              ======   ======
Finite Risk
Net premiums written........................................  $  252   $  475
Net premiums earned.........................................     230      470
Losses and LAE..............................................     131      581
Underwriting expenses.......................................      65       19
                                                              ------   ------
Underwriting gain (loss)....................................  $   34   $ (130)
                                                              ======   ======
Combined ratio..............................................    85.1%   127.5%
                                                              ======   ======
Total
Net premiums written........................................  $1,210   $1,382
Net premiums earned.........................................   1,034    1,302
Losses and LAE..............................................     685    1,440
Underwriting expenses.......................................     301      306
                                                              ------   ------
Underwriting gain loss......................................  $   48   $ (444)
                                                              ======   ======
Loss and LAE ratio..........................................    66.3%   110.6%
Underwriting expense ratio..................................    29.1%    23.5%
                                                              ------   ------
Combined ratio..............................................    95.4%   134.1%
                                                              ======   ======

     The following table summarizes pro forma underwriting results and combined ratios, excluding the impact of St. Paul Re's aggregate excess-of-loss treaties and the impact of the September 11, 2001 terrorist attack, for each of our three operating segments for the years ended December 31, 2002 and 2001 ($ in millions):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Global Property & Marine
Net premiums written........................................  $  408   $  356
Net premiums earned.........................................     350      352
Losses and LAE..............................................     135      194
Underwriting expenses.......................................      95       96
                                                              ======   ======
Underwriting gain...........................................  $  120   $   62
                                                              ======   ======
Combined ratio..............................................    65.7%    82.4%
                                                              ======   ======
Global Casualty
Net premiums written........................................  $  550   $  611
Net premiums earned.........................................     452      540
Losses and LAE..............................................     365      468
Underwriting expenses.......................................     140      191
                                                              ======   ======
Underwriting loss...........................................  $  (53)  $ (119)
                                                              ======   ======
Combined ratio..............................................   111.7%   122.1%
                                                              ======   ======
Finite Risk
Net premiums written........................................  $  258   $  365
Net premiums earned.........................................     236      360
Losses and LAE..............................................     133      276
Underwriting expenses.......................................      66      110
                                                              ======   ======
Underwriting gain (loss)....................................  $   37   $  (26)
                                                              ======   ======
Combined ratio..............................................    84.1%   107.1%
                                                              ======   ======
Total
Net premiums written........................................  $1,216   $1,332
Net premiums earned.........................................   1,038    1,252
Losses and LAE..............................................     633      938
Underwriting expenses.......................................     301      397
                                                              ======   ======
Underwriting gain (loss)....................................  $  104   $  (83)
                                                              ======   ======
Loss and LAE ratio..........................................    61.0%    74.9%
Underwriting expense ratio..................................    28.9%    31.7%
                                                              ------   ------
Combined ratio..............................................    89.9%   106.6%
                                                              ======   ======

     The following provides a more detailed discussion of the pro forma underwriting results for our three operating segments. To provide a more meaningful analysis of the underlying performance of our business segments, the discussion of segment results excludes the impact of St. Paul Re's aggregate excess-of-loss treaties and the impact of the September 11, 2001 terrorist attack.

GLOBAL PROPERTY AND MARINE

     The following table summarizes the pro forma underwriting results of Platinum's Global Property and Marine segment for the years ended December 31, 2002 and 2001 ($ in millions). The underwriting results exclude the impact of St. Paul Re's aggregate excess-of-loss treaties and the impact of the September 11, 2001 terrorist attack:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Net premiums written........................................  $408    $356
Net premiums earned.........................................   350     352
Losses and LAE..............................................   135     194
Underwriting expenses.......................................    95      96
                                                              ----    ----
Underwriting gain...........................................  $120    $ 62
                                                              ====    ====
Loss and LAE ratio..........................................  38.5%   55.1%
Underwriting expense ratio..................................  27.2%   27.3%
                                                              ----    ----
Combined ratio..............................................  65.7%   82.4%
                                                              ====    ====

 YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

 Net premiums

     Net premiums written in the Global Property and Marine segment for the year ended December 31, 2002 increased 14.6 percent to $408 million from $356 million for the year ended December 31, 2001. This increase was the result of significant price increases averaging 36 percent, offset by decreased exposures through re-underwriting efforts across all lines of business.

     Net premiums written in the Global Property and Marine segment included $321 million in excess-of-loss reinsurance contracts and $87 million in proportional contracts.

     Net premiums written in the Global Property and Marine segment grew 10.2 percent in the U.S. to $216 million for the year ended December 31, 2002 compared to $196 million in the U.S. for the year ended December 31, 2002. Net premiums written in the Global Property and Marine segment increased 20.0 percent outside the U.S. to $192 million for the year ended December 31, 2002 compared to $160 million outside the U.S. for the year ended December 31, 2001. These increases reflected the impact of price increases.

     Net premiums earned for the year ended December 31, 2002 were impacted by the same factors as written premiums and decreased by 0.1 percent to $350 million from $352 million for the year ended December 31, 2001.

 Losses and LAE

     Losses and LAE incurred by the Global Property and Marine segment were $135 million for the year ended December 31, 2002 compared to $194 million for the year ended December 31, 2001. The decrease for the year ended December 31, 2002 was principally attributable to the absence of catastrophe losses. The Global Property and Marine segment's loss ratio was 38.5 percent and 55.1 percent for the years ending December 31, 2002 and 2001, respectively.

 Underwriting expenses

     Acquisition costs associated with the Global Property and Marine segment were $65 million for the year ended December 31, 2002 compared to $66 million for the year ended December 31, 2001. After deferring those costs related to the unearned portions of net premiums written, the resulting acquisition expense ratio was 18.6 percent for the year ended December 31, 2002 and 18.7 percent for the year ended December 31, 2001. Other underwriting expenses of the Global Property and Marine segment, including direct and allocated underwriting expenses were $30 million for the year ended December 31, 2002 and $30 million for the year ended December 31, 2001. The other underwriting expense ratio for the Global Property and Marine segment for the years ended December 31, 2001 and 2002 was 8.6 percent.

GLOBAL CASUALTY

     The following table summarizes the pro forma underwriting results of Platinum's Global Casualty segment for the periods covered by this discussion. As with the discussion of the Global Property and Marine segment, the underwriting results below for the years ended December 31, 2002 and 2001 exclude the impact of St. Paul Re's aggregate excess-of-loss treaties and the impact of the September 11, 2001 terrorist attack ($ in millions):

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                               2002    2001
                                                              ------   -----
Net premiums written........................................  $  550   $ 611
Net premiums earned.........................................     452     540
Losses and LAE..............................................     365     468
Underwriting expenses.......................................     140     191
                                                              ------   -----
Underwriting loss...........................................  $  (53)  $(119)
                                                              ======   =====
Loss and LAE ratio..........................................    80.8%   86.7%
Underwriting expense ratio..................................    30.9%   35.4%
                                                              ------   -----
Combined ratio..............................................   111.7%  122.1%
                                                              ======   =====

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  Net premiums

     Net premiums written in the Global Casualty segment for the year ended December 31, 2002 decreased 10.0 percent to $550 million from $611 million for the year ended December 31, 2001. The decrease in net premiums written was primarily due to the re-underwriting of the portfolio including the rescission of a large quota share contract and a decrease in proportional reinsurance. The large quota share contract was a three year quota share reinsurance contract incepting in 1999. As a result of the strategic initiative to improve profitability and focus on core lines of business, the coverage for 2001 was rescinded by mutual agreement with the ceding company. These decreases to the portfolio were offset by significant rate increases on renewal business averaging 31 percent across the portfolio.

     Net premiums written in the Global Casualty segment included $460 million in excess-of-loss reinsurance contracts and $90 million in proportional contracts.

     Net premiums written in the Global Casualty segment declined 8.8 percent in the U.S. to $457 million for the year ended December 31, 2002 compared to $501 million in the U.S. for the year ended December 31, 2001. Net premiums written in the Global Casualty segment declined 15.5 percent outside the U.S. to $93 million for the year ended December 31, 2002 compared to $110 million outside the U.S. for the year ended December 31, 2001. The decreases reflect the rescission of the large quota share contract offset by rate increases achieved on renewal business.

     Net premiums earned for the year ended December 31, 2002 were impacted by the same factors as net premiums written and decreased by 16.3 percent to $452 million from $540 million for the year ended December 31, 2001.

  Losses and LAE

     Losses and LAE incurred in the Global Casualty segment were $365 million for the year ended December 31, 2002 compared to $468 million for the year ended December 31, 2001. The decrease is attributable to favorable development in prior underwriting years as well as increased rates impacting the current underwriting year. The Global Casualty segment's loss ratio was 80.8 percent and
86.7 percent for the years ended December 31, 2002 and 2001, respectively.

  Underwriting expenses

     Acquisition costs associated with the Global Casualty segment were $114 million for the year ended December 31, 2002 compared to $163 million for the year ended December 31, 2001, after deferring those costs related to the unearned portion of premiums written. The resulting acquisition expense ratio was 25.2 percent for the year ended December 31, 2002 compared to 30.2 percent for the year ended December 31, 2001. The reduction in the acquisition expense ratio of 5.0 percentage points was attributable to better terms and conditions negotiated with our ceding companies. Other underwriting expenses of the Global Casualty segment, including direct and allocated underwriting expenses, were $26 million for the year ended December 31, 2002 and $28 million for the year ended December 31, 2001. The other underwriting expense ratio for the year ended December 31, 2002 was 5.7 percent compared to 5.2 percent for the year ended December 31, 2001. The increase in the other underwriting expense ratio was attributable to the decrease in premium written offset by a decrease in expenses, principally compensation related due to a reduction of employees.

FINITE RISK

     The following table summarizes results for the Finite Risk segment for the periods covered by this discussion. As with the discussion of our other operating segments, the pro forma underwriting results below for the years ended December 31, 2002 and 2001 exclude the impact of St. Paul Re's aggregate excess-of-loss treaties and the impact of the September 11, 2001 terrorist attack ($ in millions):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              ----   ------
Net premiums written........................................  $258   $  365
Net premiums earned.........................................   236      360
Losses and LAE..............................................   133      276
Underwriting expenses.......................................    66      110
                                                              ----   ------
Underwriting gain (loss)....................................  $ 37   $  (26)
                                                              ====   ======
Loss and LAE ratio..........................................  56.6%    76.6%
Underwriting expense ratio..................................  27.5%    30.5%
                                                              ----   ------
Combined ratio..............................................  84.1%   107.1%
                                                              ====   ======

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  Net premiums

     Net premiums written in the Finite Risk segment for the year ended December 31, 2002 decreased 29.3 percent to $258 million from $365 million for the year ended December 31, 2001. The decrease in premiums written for the year ended December 31, 2002 was due to a decrease in reinstatement premiums as a result of the decreased catastrophe activity, offset by significant rate increases.

     Net premiums written in the Finite Risk segment declined 20.1 percent in the U.S. to $163 million for the year ended December 31, 2002 compared to $204 million in the U.S. for the year ended

December 31, 2001. Net premiums written in the Finite Risk segment decreased
41.0 percent outside the U.S. to $95 million for the year ended December 31, 2002 compared to $161 million outside the U.S. for the year ended December 31, 2001.

     Net premiums earned for the year ended December 31, 2002 were impacted by the same factors as net premiums written and decreased by 34.4 percent to $236 million from $360 million for the year ended December 31, 2001.

  Losses and LAE

     Losses and LAE incurred in the Finite Risk segment were $133 million for the year ended December 31, 2002 compared to $276 million for the year ended December 31, 2001. The decrease from the year ended December 31, 2001 was principally attributable to the commutation of an assumed aggregate stop loss treaty, an assumed catastrophe loss treaty and the absence of large losses. The commutation of these treaties resulted in a decrease in losses of $25 million. In the year ended December 31, 2001, the Petrobras oil platform collapse impacted losses by $11 million. The Finite Risk segment's loss ratio was 56.6 percent and 76.6 percent for the years ended December 31, 2002 and 2001, respectively.

  Underwriting expenses

     Acquisition costs associated with the Finite Risk segment were $54 million for the year ended December 31, 2002 compared to $99 million for the year ended December 31, 2001. After deferring those costs related to the unearned portion of net premiums written, the resulting acquisition expense ratio was 22.6 percent for the year ended December 31, 2002 compared to 27.6 percent for the year ended December 31, 2001. The reduction in the expense ratio of 5.0 percentage points was attributable to lower commission and brokerage costs across the segment. Other underwriting expenses of the Finite Risk segment, including direct and allocated underwriting expenses, were $12 million for the year ended December 31, 2002 and $11 million for the year ended December 31, 2001. The other underwriting expense ratio for the year ended December 31, 2002 was 4.9 percent compared to 2.9 percent for the year ended December 31, 2001. The increase in the other underwriting expense ratio was attributable to the decrease in net premiums earned.

                            THE PREDECESSOR BUSINESS

                         COMBINED FINANCIAL STATEMENTS

TABLE OF CONTENTS                                             PAGE
-----------------                                             ----
Introduction................................................   P-1
Independent Auditors' Report................................   P-2
Combined Statement of Identifiable Underwriting Assets and
  Liabilities as of December 31, 2001.......................   P-3
Combined Statements of Underwriting for the Period from
  January 1, 2002 through November 1, 2002 and the Years
  ended December 31, 2001 and 2000..........................   P-4
Combined Statements of Identifiable Cash Flows for the
  Period from January 1, 2002 through November 1, 2002 and
  the years ended December 31, 2001 and 2000................   P-5
Notes to Combined Statements................................   P-6
Management's Discussion and Analysis of Financial Condition
  and Underwriting Results of the Predecessor Business......  P-18

                                  INTRODUCTION

     Following is selected historical combined financial data of the reinsurance segment of St. Paul prior to the Public Offering, which includes the continuing business and related assets transferred to Platinum upon completion of the Public Offering as well as the reinsurance business that remained with St. Paul after the Public Offering ("St. Paul Re"). St. Paul Re's underwriting results and St. Paul Re's combined statements presented in this report are not indicative of the actual results of the Company subsequent to the Public Offering. For a detailed discussion of the Company's pro forma combined statements of underwriting results, see "Pro Forma Financial Statements" and "Management's Discussion and Analysis of Pro Forma Financial Condition and Underwriting Results."

     In addition to the effect of the non-transfer of certain portions of St. Paul Re's business to the Company and the exclusion of the St. Paul corporate aggregate excess-of-loss reinsurance program, other factors may cause the Company's actual results to differ materially from St. Paul Re's results. For example, although the Company continued to be afforded the benefits of St. Paul Re's retrocessional program for the remainder of 2002, the Company may enter into reinsurance contracts with significantly different terms and conditions from those that have been made available to St. Paul Re from St. Paul and which form the basis of St. Paul Re's results. Furthermore, the additional premiums recorded in 2001 by St. Paul Re's finite risk business primarily associated with the September 11, 2001 terrorist attack were exceedingly high and not necessarily indicative of the recurring premium volume the Company expects to write in that business segment. In addition, St. Paul Re's combined statements reflect the discounting of the liability for certain assumed reinsurance contracts using rates up to 7.5 percent, based on its return on invested assets or, in many cases, on yields contractually guaranteed to it on funds held by the ceding company, as permitted by applicable law. If arrangements permitting the Company to discount reserves to the same extent as St. Paul Re are not made, reinsurance contracts of a similar type entered into in the future would be reported on an undiscounted basis.

                          INDEPENDENT AUDITORS' REPORT

The Board Of Directors and Shareholders
The St. Paul Companies, Inc.:

     We have audited the accompanying combined statement of identifiable underwriting assets and liabilities of The St. Paul Companies, Inc. Reinsurance Underwriting Segment (Predecessor) as of December 31, 2001, and the related combined statements of underwriting results and identifiable underwriting cash flows for the period from January 1, 2002 through November 1, 2002 and for the years ended December 31, 2001 and 2000. The combined statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these combined statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying combined statements were prepared to present the historical underwriting results and identifiable cash flows of the Predecessor and the asset and liability balances specifically attributable to reinsurance underwriting operations of The St. Paul Companies, Inc. (St. Paul) as described in Note 1. The combined statements do not contain an allocation of St. Paul's equity structure, investment portfolio assets, investment income, or cash flows from investing and financing activities. Accordingly, the combined statements are not intended to be a complete presentation of Predecessor's or St. Paul's financial position, results of operations, or cash flows.

     In our opinion, the combined statements referred to above present fairly, in all material respects, the identifiable underwriting assets and liabilities of The St. Paul Companies, Inc. Reinsurance Underwriting Segment (Predecessor) as of December 31, 2001, and its underwriting results and its identifiable underwriting cash flows for the period from January 1, 2002 through November 1, 2002 and for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Minneapolis, Minnesota
March 21, 2003

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

     COMBINED STATEMENT OF IDENTIFIABLE UNDERWRITING ASSETS AND LIABILITIES

                                                                    AS OF
                                                              DECEMBER 31, 2001
                                                              -----------------
                                                               ($ IN MILLIONS)
Identifiable assets:
Reinsurance recoverables:
  Unpaid losses.............................................       $1,256
  Paid losses...............................................           38
Premium receivable..........................................          720
Reserve for uncollectible premiums receivable...............          (13)
Funds held by reinsureds....................................          495
Deferred acquisition costs..................................          107
Ceded unearned premiums.....................................           25
                                                                   ------
     Total identifiable assets..............................       $2,628
                                                                   ======
Identifiable Liabilities:
Loss and loss adjustment expense reserves...................       $4,949
Assumed paid losses payable.................................           78
Unearned premium reserves...................................          401
Reinsurance premiums payable................................          215
Underwriting expenses payable...............................          181
Funds held under reinsurance treaties.......................          169
Profit commission reserves..................................          110
Financial reinsurance liability.............................           67
                                                                   ------
     Total identifiable liabilities.........................       $6,170
                                                                   ======

                 See accompanying notes to combined statements.

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                      COMBINED STATEMENTS OF UNDERWRITING

                                                                PERIOD FROM
                                                              JANUARY 1, 2002     YEAR ENDED
                                                                  THROUGH        DECEMBER 31,
                                                                NOVEMBER 1,     ---------------
                                                                   2002          2001     2000
                                                              ---------------   ------   ------
                                                                       ($ IN MILLIONS)
Net premiums earned:
  Net premiums written......................................      $1,007        $1,677   $1,073
  Change in unearned premiums, net..........................          95           (84)      48
                                                                  ------        ------   ------
     Net premiums earned....................................       1,102         1,593    1,121
Losses and underwriting expenses:
  Losses and loss adjustment expense........................         791         1,922      811
  Policy acquisition expenses...............................         257           315      336
  Other underwriting expenses...............................          62            82       88
                                                                  ------        ------   ------
Total underwriting losses and expenses......................       1,110         2,319    1,235
                                                                  ------        ------   ------
Underwriting loss...........................................      $   (8)       $ (726)  $ (114)
                                                                  ======        ======   ======

                 See accompanying notes to combined statements.

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                 COMBINED STATEMENTS OF IDENTIFIABLE CASH FLOWS

                                                                PERIOD FROM
                                                              JANUARY 1, 2002      YEAR ENDED
                                                                  THROUGH         DECEMBER 31,
                                                                NOVEMBER 1,     ----------------
                                                                   2002          2001     2000
                                                              ---------------   ------   -------
                                                                       ($ IN MILLIONS)
Premiums collected, net.....................................      $ 1,348       $1,536   $ 1,252
Loss and loss adjustment expenses paid......................       (1,057)        (952)   (1,013)
Policy acquisition expenses paid............................         (275)        (398)     (411)
Other underwriting expenses paid............................          (62)        (124)      (42)
                                                                  -------       ------   -------
Cash provided by (used by) underwriting.....................      $   (46)      $   62   $  (214)
                                                                  =======       ======   =======

                 See accompanying notes to combined statements.

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                          NOTES TO COMBINED STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The accompanying combined statements pertain to the reinsurance underwriting segment of The St. Paul Companies, Inc. ("St. Paul"), for the period from January 1, 2002 through November 1, 2002 and the years ended December 31, 2001 and 2000. The reinsurance underwriting segment of St. Paul is the predecessor to Platinum Underwriters Holdings, Ltd. and is hereinafter referred to as "Predecessor." Predecessor statements are presented on a combined basis, including certain insurance and reinsurance subsidiaries within the St. Paul group, as well as the underwriting results of the reinsurance departments of St. Paul Fire and Marine Insurance Company ("Fire and Marine") and United States Fidelity and Guarantee Company ("USF&G"), St. Paul's two largest U.S. insurance subsidiaries.

     The statements of underwriting results reconcile to the reinsurance underwriting segment results as reported in St. Paul's audited consolidated financial statements for the periods ended December 31, 2001 and 2000, which are included in St. Paul's Annual Report to Shareholders. It is the practice of St. Paul to evaluate the performance of its property-liability insurance underwriting segments on the basis of underwriting results.

     The statement of identifiable underwriting assets and liabilities represents those balances that are specifically attributable to the reinsurance underwriting operations of St. Paul. St. Paul manages its property-liability investment portfolio in the aggregate, as part of a separate segment and does not allocate assets, or investment income, to its respective underwriting segments. There is also no equity structure allocated to Predecessor. For these reasons, a complete Predecessor balance sheet is not maintained.

     Similarly, the statement of identifiable underwriting cash flows includes only cash flow activity that is specifically attributable to the underwriting operations of Predecessor, and does not include any cash flows from investing and financing activities.

  ACCOUNTING PRINCIPLES

     The accompanying combined statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

     Predecessor's business is written by several of St. Paul's underwriting subsidiaries, which are required to file financial statements with state and foreign regulatory authorities. The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting principles, which differ from U.S. GAAP. Prescribed statutory accounting practices include state laws, regulations and general administrative rules issued by the state of domicile as well as a variety of publications and manuals of the National Association of Insurance Commissioners ("NAIC"). Permitted statutory accounting practices encompass all accounting practices not so prescribed, but allowed by the state of domicile.

  ELIMINATION OF ONE-QUARTER REPORTING LAG

     In the first quarter of 2000, Predecessor eliminated the one-quarter reporting lag for its reinsurance operations based in the United Kingdom ("St. Paul Re UK") in order to report the results of those operations on a current basis. As a result, Predecessor's results for 2000 include St. Paul Re UK's results for the fourth quarter of 1999 and all quarters of 2000. The incremental impact of eliminating the

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

reporting lag, which consists of St. Paul Re UK's results for the three months ended December 31, 2000, was as follows ($ in millions):

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2000
                                                              -----------------
Net premiums written........................................        $  7
Net premiums earned.........................................          51
Underwriting loss...........................................         (10)

  USE OF ESTIMATES

     These combined statements include estimates and assumptions that have an effect on the amounts reported. The most significant estimates are those relating to reserves for losses and loss adjustment expenses. These estimates are continually reviewed and adjustments are made as necessary, but actual results could be significantly different than expected when estimates were made.

  NET PREMIUMS EARNED

     Assumed reinsurance premiums are recognized as revenues proportionately over the coverage period. Net premiums earned are recorded in the statement of underwriting results, net of Predecessor's cost to purchase reinsurance. Net premiums not yet recognized as revenue are recorded in the balance sheet as unearned premiums, gross of any ceded unearned premiums. Written and earned premiums, and the related costs, which have not yet been reported to Predecessor are estimated and accrued. Due to the time lag inherent in reporting of premiums by ceding companies, such estimated premiums written and earned, as well as related costs, may be significant. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined.

     Reinstatement and additional premiums are accrued as provided for in the provisions of assumed reinsurance contracts and based on experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a catastrophe contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. These premiums relate to the future coverage obtained during the remainder of the initial policy term, and are earned over the remaining policy term. Additional premiums are premiums charged after coverage has expired, related to experience during the policy term, which are earned immediately. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary.

  INSURANCE LOSSES AND LOSS ADJUSTMENT EXPENSES

     Losses represent the amounts paid, or expected to be paid, to ceding companies for events that have occurred. The costs of investigating, resolving and processing these claims are known as loss adjustment expenses ("LAE"). These items are recorded on the statement of underwriting results net of ceded reinsurance, meaning that gross losses and LAE incurred are reduced by the amounts recovered or expected to be recovered under retrocessional contracts.

  REINSURANCE

     Written premiums, earned premiums, and incurred losses and LAE reflect the net effects of assumed and ceded reinsurance transactions. Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been met. These requirements involve significant assumptions being made related to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. Assumed reinsurance contracts that do not transfer significant insurance risk are required

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

to be accounted for as deposits. These contract deposits are accounted for as financing transactions, with interest expense credited to the contract deposit.

  INSURANCE RESERVES

     The reserves for losses and LAE are estimated based on reports received from ceding companies, supplemented with analysis by the claims department and actuaries of Predecessor. These reserves include estimates of the total cost of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported ("IBNR"). Loss reserves are reduced for estimated amounts of salvage and subrogation recoveries. Estimated amounts recoverable from reinsurers on unpaid losses and LAE are reflected as assets.

     For reported losses, reserves are established on a "case" basis within the parameters of coverage provided in the underlying insurance policy or reinsurance agreement. For IBNR losses, reserves are estimated using established actuarial methods. Case and IBNR reserve estimates consider such variables as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability and policy coverages, and inflation.

     Because many of the reinsurance coverages offered by Predecessor involve claims that ultimately may not be settled for many years after they are incurred, subjective judgments as to ultimate exposure to losses are an integral and necessary component of the loss reserving process. The inherent uncertainties of estimating loss reserves are further exacerbated for reinsurers by the significant amount of time that often elapses between the occurrence of an insured loss, the reporting of that loss to the primary insurer and, ultimately, to the reinsurer, and the primary insurer's payment of that loss and subsequent indemnification by the reinsurer. Reserves are recorded by considering a range of estimates bounded by a high and low point. Within that range, management's best estimate is recorded. Reserves are continually reviewed, using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. Reserves established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in financial results in the periods in which they are made.

     While we believe the carried reserves make a reasonable provision for unpaid loss and LAE obligations, it should be noted that the process of estimating required reserves does, by its very nature, involve uncertainty. The level of uncertainty can be influenced by factors such as the existence of long-tail coverage (when loss payments may not occur for several years) and changes in claim handling practices, as well as the factors noted above, and actual claim payments and LAE could be significantly different from the estimates.

     Liabilities for unpaid losses and LAE related to certain assumed reinsurance contracts are discounted to the present value of estimated future payments. Prior to discounting, these liabilities totaled $306.4 million and $198.7 million at December 31, 2001 and 2000, respectively. The total discounted liability reflected on our combined statements of identifiable underwriting assets and liabilities was $264.9 million and $146.7 million at December 31, 2001 and 2000, respectively. The liabilities related to these reinsurance contracts were discounted using rates up to 7.5 percent, based on our return on invested assets or, in many cases, on yields contractually guaranteed to us on funds held by the ceding company, as permitted by the Vermont Department of Banking, Insurance, Securities and Healthcare Administration.

  POLICY ACQUISITION EXPENSES

     The costs directly related to the acquisition of reinsurance contracts are referred to as policy acquisition expenses and consist of commissions and other direct underwriting expenses. Although these

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

expenses are incurred when a reinsurance contract is written, such expenses are deferred and amortized over the same period as the corresponding premiums are recorded as earned revenues.

     On a regular basis, an analysis of the recoverability of the deferred policy acquisition expenses, in relation to the expected recognition of revenues, including anticipated investment income is performed. Any adjustments are reflected as period costs. Should the analysis indicate that the acquisition costs are unrecoverable, further analyses are completed to determine if a reserve is required to provide for losses that may exceed the related unearned premiums.

  FOREIGN CURRENCY TRANSLATION

     Functional currencies are assigned to foreign operations, which are generally the currencies of the local operating environment. Foreign currency amounts are remeasured to the functional currency, and the resulting foreign exchange gains or losses are reflected in income, outside of underwriting results. Functional currency amounts are then translated into U.S. dollars. The unrealized gain or loss from this translation is recorded in St. Paul's equity. Both the remeasurement and translation are calculated using current exchange rates for the balance sheet amounts and average exchange rates for revenues and expenses.

2.  RELATED PARTY TRANSACTIONS

     The following summarizes Predecessor's related party transactions:

  REINSURANCE TRANSACTIONS WITH AFFILIATES

     Predecessor cedes certain business to two affiliated special purpose entities ("SPE") which were established by St. Paul for the purpose of increasing Predecessor's capacity to write certain excess-of-loss reinsurance, principally property, marine, and aviation. The most significant of these agreements is with George Town Re. George Town Re was established by St. Paul in 1996 for the purpose of entering into a single reinsurance treaty with Predecessor, providing an additional $45.1 million of underwriting capacity over a 10-year period. Premiums ceded under these agreements were $4.6 million in 2002, $5.2 million in 2001 and $4.3 million in 2000. Losses ceded under these agreements totaled ($0.1) million in 2002, $9.8 million in 2001 and $5.4 million in 2000.

     The agreement with George Town Re was terminated on July 8, 2002, and George Town Re was liquidated. There was no material impact on Predecessor's underwriting results from this transaction.

     Predecessor assumes certain primary business from other business segments of St. Paul. Premiums assumed under these agreements were $12.0 million in 2002, $25.8 million in 2001 and $6.2 million in 2000. Losses assumed under these agreements were $22.8 million in 2002, $18.6 million in 2001 and $7.7 million in 2000. Predecessor paid commissions of $3.9 million in 2002, $9.5 million in 2001 and $2.3 million in 2000, related to business assumed under these agreements.

  MANAGEMENT AGREEMENTS WITH AFFILIATES

     St. Paul management has entered into various agreements with affiliated parties, under arm's length terms. Under these agreements, the affiliated parties have agreed to perform investment management services for St. Paul Re UK, guarantee the performance of St. Paul's obligations, make funds available under a revolving loan agreement, and provide certain reinsurance coverage. Included in underwriting expenses are certain expenses allocated to Predecessor from St. Paul, including costs such as corporate communications and marketing, corporate finance, corporate actuarial, corporate tax, corporate audit, legal

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

services, corporate executives, corporate human resources, and employee benefit costs. These allocated costs totaled $7.8 million, $3.2 million and $6.3 million in 2002, 2001, and 2000, respectively.

  OTHER TRANSACTIONS WITH AFFILIATES

     Mountain Ridge Insurance Company ("Mountain Ridge"), one of the insurance legal entities included in Predecessor, holds notes receivable from St. Paul. Amounts due under these notes receivable totaled $59 million as of December 31, 2001. Principal and all accrued interest on these notes are payable on demand. These demand notes are reflected as an asset and as additional paid-in capital, as permitted by the State of Vermont Department of Banking, Insurance, Securities and Healthcare Administration.

3.  SEPTEMBER 11, 2001 TERRORIST ATTACK

     On September 11, 2001, terrorists hijacked four commercial passenger jets in the United States. Two of the jets were flown into the World Trade Center towers in New York, NY, causing their collapse. The third jet was flown into the Pentagon building in Washington, DC, causing severe damage, and the fourth jet crashed in rural Pennsylvania. This terrorist attack caused significant loss of life and resulted in unprecedented losses for the property-casualty insurance industry.

     Estimated gross losses and LAE incurred as a result of the terrorist attack totaled $967 million. The estimated net underwriting loss of $580 million from that event included an estimated benefit of $160 million from cessions made under various reinsurance agreements, a net $136 million benefit from additional and reinstatement premiums, and a $91 million reduction in contingent commission expenses.

     The estimated losses were based on a variety of actuarial techniques, coverage interpretation and claims estimation methodologies, and included an estimate of losses incurred but not reported, as well as estimated costs related to the settlement of claims. The estimate of losses was also based on the belief that property and casualty insurance losses from the terrorist attack will total between $30 billion and $35 billion for the insurance industry.

     In 2002, Predecessor's estimate of industry losses was supplemented by its ongoing analysis of both paid and reported claims related to the attack. Predecessor's estimate of industry losses remains subject to significant uncertainties and is vulnerable to change over time as additional information becomes available.

     Predecessor and other insurers have obtained a summary judgment ruling that the World Trade Center property loss is a single occurrence. Certain insureds have appealed that ruling, asking the court to determine that the property loss constituted two separate occurrences rather than one. In addition, through separate litigation, the aviation losses could be deemed four separate events rather than three, for purposes of insurance and reinsurance coverage. Even if the courts ultimately rule against Predecessor regarding the number of occurrences or events, it believes the additional amount of estimated after-tax losses, net of reinsurance, that it would record would not be material to Predecessor's results of operations.

     The estimated underwriting loss of $580 million is recorded in the accompanying 2002 and 2001 combined statements of underwriting in the following line items ($ in millions):

                                                              2002   2001
                                                              ----   -----
Net premiums earned.........................................  $ (5)  $ 141
Losses and LAE..............................................   (19)   (788)
Other underwriting expenses.................................    --      91
                                                              ----   -----
     Total underwriting loss................................  $(24)  $(556)
                                                              ====   =====

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

     The estimated underwriting loss of $24 million in 2002 and $556 million in 2001 was distributed among Predecessor's segments as follows ($ in millions):

                                                              2002   2001
                                                              ----   ----
North American Property.....................................  $18    $233
North American Casualty.....................................    2      32
International...............................................   10     162
Finite Risk.................................................   (6)    129
                                                              ---    ----
     Total underwriting loss................................  $24    $556
                                                              ===    ====

4.  RESERVES FOR LOSSES AND LAE

  RECONCILIATION OF LOSS RESERVES

     The following table represents a reconciliation of beginning and ending loss and LAE reserves for the period from January 1, 2002 through November 1, 2002 and the years ended December 31, 2001 and 2000 ($ in millions):

                                                         PERIOD FROM
                                                         JANUARY 1,
                                                            2002          YEAR ENDED
                                                           THROUGH       DECEMBER 31,
                                                         NOVEMBER 1,   ----------------
                                                            2002        2001     2000
                                                         -----------   ------   -------
Loss and LAE reserves at beginning of year, as
  reported.............................................    $ 4,949     $3,568   $ 3,451
Less reinsurance recoverables on unpaid losses at
  beginning of year....................................     (1,256)      (902)     (596)
                                                           -------     ------   -------
Net loss and LAE reserves at beginning of year.........      3,693      2,666     2,855
Provision for losses and LAE for claims incurred:
  Current year.........................................        736      1,827       936
  Prior years..........................................         55         95      (125)
                                                           -------     ------   -------
          Total incurred...............................        791      1,922       811
                                                           =======     ======   =======
Losses and LAE payment for claims incurred:
  Current year.........................................       (114)      (232)     (220)
  Prior years..........................................       (839)      (663)     (780)
                                                           -------     ------   -------
          Total paid...................................       (953)      (895)   (1,000)
     Net loss and LAE reserves at end of year..........      3,531      3,693     2,666
Plus reinsurance recoverables on unpaid losses at end
  of year..............................................      1,249      1,256       902
                                                           -------     ------   -------
Loss and LAE reserves at end of year, as reported......    $ 4,780     $4,949   $ 3,568
                                                           =======     ======   =======

     Prior year development in 2002 was attributable mainly to the bond and credit, surplus lines and international liability lines of business. Both North American Property and North American Casualty experienced better than expected loss emergence which served to mitigate the worse than expected emergence from the lines mentioned above.

     In 2001, prior year development was attributable to several lines of business. The North American Property segment continued to have worse than expected loss emergence, largely driven by certain property

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

business underwritten through Predecessor's London office. Also included in this emergence was an increase in the reserve position of the surplus lines business which exhibited poor loss development in the 1999 and 2000 accident years.

     A reduction in prior year losses was recorded for 2000. In 2000, favorable prior year loss development was primarily attributable to better than expected loss emergence on the Casualty Excess book of business. As older underwriting years are maturing, they continue to display favorable emergence and current indications are significantly better than the initial ultimate loss estimates.

  ENVIRONMENTAL AND ASBESTOS RESERVES

     Predecessor continues to have exposure, through its reinsurance of primary insurance contracts written many years ago, to claims alleging injury or damage from environmental pollution or seeking payment for the cost to clean up polluted sites. In addition, Predecessor has received asbestos injury claims tendered under general casualty policies that it reinsures.

     The following table summarizes Predecessor's combined environmental and asbestos reserves balance at December 31, 2001. Amounts in the "net" column are reduced by retrocessions ($ in millions):

                                                                DECEMBER 31,
                                                                    2001
                                                                -------------
                                                                GROSS    NET
                                                                -----    ----
Environmental...............................................    $ 18     $  8
Asbestos....................................................      13        4
                                                                ----     ----
Total environmental and asbestos reserves...................    $ 31     $ 12
                                                                ====     ====

5.  EMPLOYEE BENEFIT PLANS

     Employees of Predecessor participate in various employee benefit, stock incentive, and retirement plans administered by St. Paul. Predecessor reimburses St. Paul for costs associated with these plans. The following summarizes underwriting expenses recorded by Predecessor in connection with each of these plans ($ in millions):

                                                              PERIOD FROM
                                                            JANUARY 1, 2002    YEAR ENDED
                                                                THROUGH       DECEMBER 31,
                                                              NOVEMBER 1,     -------------
                                                                 2002         2001    2000
                                                            ---------------   -----   -----
Retirement Plans..........................................       $ 3.3        $6.2    $3.8
Post Retirement Plans.....................................        (0.5)        0.3     0.3
Variable Stock Option Plan................................        (1.4)        0.1     0.6
                                                                 -----        ----    ----
     Total................................................       $ 1.4        $6.6    $4.7
                                                                 =====        ====    ====

     In addition, St. Paul sponsors a stock based incentive program, the Long-Term Incentive Plan ("LTIP"), which is exclusive to certain employees of Predecessor. Underwriting expenses (benefits) recorded by Predecessor in connection with the LTIP totaled $1.3 million in 2002, ($2.3) million in 2001 and ($4.0) million in 2000.

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

6.  COMMITMENTS AND CONTINGENCIES

  FINANCIAL GUARANTEES

     We were contingently liable for a financial guarantee in the form of a credit enhancement, with total exposure of approximately $15 million as of December 31, 2001. As of July 31, 2002, this contract has expired and Predecessor is no longer contingently liable for this item.

  LEASE COMMITMENTS

     A portion of Predecessor's business activities is conducted in rented premises. Predecessor also enters into leases for equipment, such as office machines and computers. Total rental expense was $6.8 million in 2002, $5.8 million in 2001 and $9.3 million in 2000.

     Certain leases are non-cancelable, and Predecessor would remain responsible for payment even if the space or equipment was no longer utilized. On November 1, 2002, the minimum rents for which Predecessor would be liable under these types of leases are as follows: $5.3 million in 2003, $1.5 million in 2004, $0.6 million in 2005, $0.6 million in 2006, and $2.8 million thereafter.

  LEGAL MATTERS

     In the ordinary course of conducting business, Predecessor has been named as a defendant in various lawsuits. Some of these lawsuits attempt to establish liability under reinsurance contracts issued by Predecessor underwriting operations. Plaintiffs in these lawsuits are asking for money damages or to have the court direct the activities of Predecessor's operations in certain ways. It is possible that the settlement of these lawsuits may be material to Predecessor's results of operations and liquidity in the period in which they occur. However, St. Paul believes the total amounts that Predecessor, and its affiliates, will ultimately have to pay in these matters will have no material effect on Predecessor's overall financial position.

7.  FOURTH QUARTER 2001 STRATEGIC REVIEW

     In December 2001, St. Paul announced the results of a strategic review of all of its operations, which included a decision to exit a number of businesses and countries. These decisions included the narrowing of product offerings and geographic presence relative to Predecessor's businesses. As part of that review, it was determined that Predecessor would no longer underwrite aviation or bond and credit reinsurance, or offer certain financial risk and capital markets reinsurance products. Predecessor would also substantially reduce the North American business underwritten in London. Predecessor would focus on several areas, including property catastrophe reinsurance, excess-of-loss casualty reinsurance, marine and traditional finite reinsurance.

     The following table presents the net premiums earned and underwriting results for 2002, 2001 and 2000 for the businesses to be exited under these actions, including the allocation of St. Paul's corporate excess-of-loss reinsurance programs ($ in millions):

                                                            PERIOD FROM
                                                            JANUARY 1,
                                                               2002        YEAR ENDED
                                                              THROUGH     DECEMBER 31,
                                                            NOVEMBER 1,   ------------
                                                               2002       2001    2000
                                                            -----------   -----   ----
Net premiums earned.......................................     $277       $ 362   $307
Underwriting results......................................      (52)       (318)   (84)

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

8.  REINSURANCE

     The primary purpose of Predecessor's ceded reinsurance program, including the aggregate excess-of-loss coverages discussed below, is to protect its operations from potential losses in excess of acceptable levels. Reinsurers are expected to honor their obligations under ceded reinsurance contracts. In the event these companies are unable to honor their obligations, Predecessor will pay these amounts. Allowances have been established for possible nonpayment of such amounts due.

     The largest concentrations of total reinsurance recoverables and ceded unearned premiums at December 31, 2001 were with Underwriters Re-Barbados ("Underwriters Re") and with General Reinsurance Corporation ("Gen Re"). Gen Re, accounting for approximately 11.6 percent of Predecessor's recoverables, is rated "A++" by A.M. Best, "Aaa" by Moody's and "AAA" by Standard and Poor's for its financial strength. Although Underwriters Re (accounting for approximately
20.4 percent of Predecessor's recoverables) is not rated by the major rating agencies, these recoverables are fully collateralized with funds held and letters of credit.

     Predecessor's underwriting results in 2001 and 2000 were impacted by the St. Paul corporate aggregate excess-of-loss reinsurance program that were entered into effective January 1 of each year (hereinafter referred to as the "St. Paul corporate program"). Coverage under the St. Paul corporate program treaties was triggered when St. Paul's incurred insurance losses and LAE across all lines of business exceeded accident year attachment loss ratios specified in the treaty. Predecessor results also benefited from a separate aggregate excess-of-loss reinsurance treaty, exclusive to Predecessor in each year that were unrelated to the St. Paul corporate program. The combined impact of these treaties (together the "reinsurance treaties") is included in the following table ($ in millions):

                                                            PERIOD FROM
                                                            JANUARY 1,
                                                               2002        YEAR ENDED
                                                              THROUGH     DECEMBER 31,
                                                            NOVEMBER 1,   ------------
                                                               2002       2001    2000
                                                            -----------   -----   ----
St. Paul corporate aggregate excess-of-loss reinsurance
  program:
  Ceded premiums written..................................     $ (4)      $ (67)  $ 80
  Ceded losses and LAE....................................       (9)       (126)   140
  Ceded premiums earned...................................       (4)        (67)    80
                                                               ----       -----   ----
     Net underwriting (detriment) benefit.................     $ (5)      $ (59)  $ 60
                                                               ====       =====   ====
Predecessor aggregate treaty
  Ceded premiums written..................................     $ (1)      $ 119   $ 55
  Ceded losses and LAE....................................      (35)        278    122
  Ceded premiums earned...................................       (2)        119     55
                                                               ----       -----   ----
     Net underwriting (detriment) benefit.................     $(33)      $ 159   $ 67
                                                               ====       =====   ====
Combined total
  Ceded premiums written..................................     $ (5)      $  52   $135
  Ceded losses and LAE....................................      (44)        152    262
  Ceded premiums earned...................................       (6)         52    135
                                                               ----       -----   ----
     Net underwriting (detriment) benefit.................     $(38)      $ 100   $127
                                                               ====       =====   ====

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

     The impact of the 2000 St. Paul corporate aggregate excess-of-loss reinsurance program treaties was allocated to Predecessor, based on its incurred losses and LAE, relative to both the incurred losses and LAE of St. Paul's other underwriting segments, and the loss ratio attachment point as prescribed in the contracts. The 2002 and 2001 amounts shown above include the impact of a reallocation of premiums and losses ceded in 2000 and 1999. This reallocation was necessary to reflect the impact of differences between St. Paul's actual 2002 and 2001 experience on losses ceded to the corporate program in 2000 and 1999, by segment, and the anticipated experience on those losses in 2000 and 1999 when the initial segment allocation was made.

     During 2001, St. Paul did not cede losses to its corporate aggregate excess-of-loss reinsurance program. Ceded written and earned premiums in 2001 included $2 million representing the allocation to Predecessor of the initial deposit premiums under the 2001 corporate aggregate excess-of-loss reinsurance program treaty. St. Paul was not party to a corporate all-lines aggregate excess-of-loss treaty in 2002.

     Predecessor was party to a separate aggregate excess-of-loss reinsurance treaty, unrelated to the corporate treaty, in 2002, 2001 and 2000. Coverage has not been triggered under that treaty in 2002; however, in 2002, Predecessor recorded ceded written premiums of $(1) million, ceded earned premiums of $(2) million, and ceded loss and loss adjustment expenses of $(35) million, for a net detriment of $33 million as a result of this treaty. Included in the net detriment for 2002 was a $20 million detriment due to the partial commutation of the 1999 and 2001 aggregate excess-of-loss reinsurance treaties.

     The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and LAE is as follows (including the impact of the reinsurance treaties) ($ in millions):

                                                              PERIOD FROM
                                                              JANUARY 1,
                                                                 2002         YEAR ENDED
                                                                THROUGH      DECEMBER 31,
                                                              NOVEMBER 1,   ---------------
                                                                 2002        2001     2000
                                                              -----------   ------   ------
Premiums written
  Assumed...................................................    $1,056      $1,854   $1,327
  Ceded.....................................................        49         177      254
                                                                ------      ------   ------
     Net premiums written...................................    $1,007      $1,677   $1,073
                                                                ======      ======   ======
Premiums earned
  Assumed...................................................    $1,160      $1,765   $1,381
  Ceded.....................................................        58         172      260
                                                                ------      ------   ------
     Net premiums earned....................................    $1,102      $1,593   $1,121
                                                                ======      ======   ======
Insurance losses and LAE
  Assumed...................................................    $  903      $2,318   $1,197
  Ceded.....................................................       112         396      386
                                                                ------      ------   ------
          Total insurance losses and LAE....................    $  791      $1,922   $  811
                                                                ======      ======   ======

9.  SEGMENT INFORMATION

     Predecessor has four reportable segments, which consist of North American Property, North American Casualty, International, and Finite Risk. These segments are consistent with the manner in which Predecessor's business has been managed.

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

     The North American Property segment consists of property reinsurance business underwritten for customers domiciled in the United States and Canada. Coverages offered include proportional, per-risk, excess-of-loss and surplus lines reinsurance, and catastrophe treaties. This segment also includes retrocessional reinsurance business and crop and agricultural reinsurance. The North American surplus lines business center has been aggregated with the North American Property segment as the aggregation is consistent with Predecessor's management structure and the business center meets the aggregation criteria required for external segment reporting.

     The North American Casualty segment consists of casualty reinsurance underwritten for customers domiciled in the United States and Canada. Casualty coverages offered include general workers' compensation, medical professional, non-medical professional, directors and officers, employment practices, umbrella and environmental impairment. The Accident and Health business center, which consists predominantly of North American Risks, is aggregated with the North American Casualty segment as the aggregation is consistent with Predecessor's management structure and the business center meets the aggregation criteria required for external reporting. In addition, Predecessor has one significant account which includes both property and casualty business, but is managed as a business center within the North American Casualty segment. For this reason, this business center, which meets the aggregation criteria for external segment reporting, has been aggregated with the North American Casualty segment.

     The International segment underwrites property and casualty reinsurance for customers domiciled outside of North America. This segment also includes the results from marine and aerospace business due to the global nature of those exposures.

     The Finite Risk segment underwrites non-traditional reinsurance treaties for leading insurance companies worldwide. Non-traditional reinsurance combines limited traditional underwriting risk with financial risk protection and is generally utilized by large commercial customers who are willing to share in a portion of their insurance losses. Due to Predecessor's management structure, the Bond and Credit business center has been aggregated with the Finite Risk segment. This business center meets the aggregation criteria required for external segment reporting.

     Predecessor monitors and evaluates the performance of its segments based principally on their underwriting results. Assets are not specifically identifiable for these segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

  GEOGRAPHIC AREAS

     The following summary presents financial data of Predecessor's operations based on their location ($ in millions):

                                                         PERIOD FROM
                                                          JANUARY 1,
                                                             2002         YEAR ENDED
                                                           THROUGH       DECEMBER 31,
                                                         NOVEMBER 1,    ---------------
                                                             2002        2001     2000
                                                         ------------   ------   ------
U.S. ..................................................     $  701      $1,097   $  810
Non-U.S. ..............................................        401         496      311
                                                            ------      ------   ------
     Total net premium earned..........................     $1,102      $1,593   $1,121
                                                            ======      ======   ======

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

  SEGMENT INFORMATION

     The summary below presents net premiums earned and underwriting results for Predecessor's reportable segments ($ in millions):

                                                          PERIOD FROM
                                                          JANUARY 1,
                                                             2002         YEAR ENDED
                                                            THROUGH      DECEMBER 31,
                                                          NOVEMBER 1,   ---------------
                                                             2002        2001     2000
                                                          -----------   ------   ------
Premium earned
North American Property.................................    $  205      $  216   $  204
North American Casualty.................................       451         588      319
International...........................................       206         242      188
Finite Reinsurance......................................       240         547      410
                                                            ------      ------   ------
     Total net premiums earned..........................    $1,102      $1,593   $1,121
                                                            ======      ======   ======
Underwriting gain (loss)
North American Property.................................    $   33      $ (232)  $   (1)
North American Casualty.................................       (79)       (215)     (76)
International...........................................        51        (109)     (10)
Finite Reinsurance......................................       (13)       (170)     (27)
                                                            ------      ------   ------
     Total underwriting loss............................    $   (8)     $ (726)  $ (114)
                                                            ======      ======   ======

     Each of Predecessor's segments generates a significant volume of reinsurance premiums through two reinsurance brokers. Total premiums written through these two brokers totaled $548 million, $587 million, and $518 million for the period from January 1, 2002 through November 1, 2002 and the years ended December 31, 2001 and 2000, respectively.

10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is an unaudited summary of Predecessor's quarterly results ($ in millions):

                                                      FIRST    SECOND     THIRD     FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER*
                                                     -------   -------   -------   --------
2002
  Net premiums written.............................   $463      $200      $ 234     $ 110
  Net premiums earned..............................    377       305        307       113
  Underwriting gain (loss).........................     15        (6)       (21)        4
2001
  Net premiums written.............................   $421      $280      $ 584     $ 392
  Net premiums earned..............................    303       297        533       460
  Underwriting loss................................    (22)      (35)      (512)     (157)
2000
  Net premiums written.............................   $384      $192      $ 248     $ 249
  Net premiums earned..............................    311       219        262       329
  Underwriting loss................................    (71)      (30)       (13)       --

---------------

* Fourth quarter of 2002 represents the period from October 1, 2002 through November 1, 2002.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                UNDERWRITING RESULTS OF THE PREDECESSOR BUSINESS

     The following discussion and analysis pertains to the operating results of the reinsurance underwriting segment of St. Paul for the period from January 1, 2002 through November 1, 2002 and for the years ended December 31, 2001 and 2000. This discussion and analysis should be read in conjunction with St. Paul Re's combined statements and related notes found on pages P-1 to P-17 of this report, because they contain important information that is helpful in evaluating St. Paul Re's operating results and financial condition.

     St. Paul Re's operations include the underwriting results of certain insurance and reinsurance subsidiaries in St. Paul's group of companies, as well as the underwriting results of the reinsurance departments of Fire and Marine, and USF&G, St. Paul's two largest U.S. insurance subsidiaries.

     It is the practice of St. Paul to evaluate the performance of its property-casualty insurance underwriting lines of business on the basis of underwriting results. Therefore, this discussion focuses on the performance of each line of business based on underwriting results. St. Paul does not allocate assets or investment income to its respective underwriting lines, and therefore, neither assets nor surplus are specifically identifiable for St. Paul Re. As a result, the following discussion and analysis focuses almost exclusively on those factors influencing underwriting performance for each of St. Paul Re's four lines of business. Those lines, whose results are analyzed in more detail later in this discussion, are as follows: North American Casualty, North American Property, International, and Finite Risk.

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

                                    OVERVIEW

     The following table summarizes St. Paul Re's results for the periods presented ($ in millions):

                                                          PERIOD FROM
                                                          JANUARY 1,
                                                             2002         YEAR ENDED
                                                            THROUGH      DECEMBER 31,
                                                          NOVEMBER 1,   ---------------
                                                             2002        2001     2000
                                                          -----------   ------   ------
Net premiums earned
  Net premiums written..................................    $1,007      $1,677   $1,073
  Change in unearned premiums, net......................        95         (84)      48
     Net premiums earned................................     1,102       1,593    1,121
                                                            ------      ------   ------
Losses and underwriting expenses
  Losses and LAE........................................       791       1,922      811
  Policy acquisition expenses...........................       257         315      336
  Other underwriting expenses...........................        62          82       88
                                                            ------      ------   ------
     Total underwriting losses and expenses.............     1,110       2,319    1,235
Underwriting loss.......................................    $   (8)     $ (726)  $ (114)
                                                            ======      ======   ======

COMBINED UNDERWRITING RESULTS

  PERIOD FROM JANUARY 1, 2002 THROUGH NOVEMBER 1, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     The decrease in net premiums written for the period ended November 1, 2002 of approximately 40 percent compared to the twelve months ended December 31, 2001 was primarily due to the reduced volume from the lines of business targeted for exit as part of St. Paul's strategic initiative to improve profitability and the rescission of a large quota share contract in the second quarter of 2002. These declines were partly offset by significant rate increases achieved on 2002 renewals. Additionally, net premiums earned in the twelve months ended December 31, 2001 includes $141 million in reinstatement premium as a result of the September 11, 2001 terrorist attack.

     The $718 million improvement in underwriting results principally reflects a significant decline in catastrophe losses (the prior period reflected $788 million of losses relating to the September 11, 2001 terrorist attack and $50 million relating to a chemical plant explosion in Toulouse, France) as well as the impact of substantial rate increases on 2002 renewals, favorable prior year development and benefits derived from exiting unprofitable lines of business. Catastrophe losses for the period ended November 1, 2002 were $39 million as compared to $880 million for the period ended December 31, 2001. Catastrophe losses incurred for the period ended November 1, 2002 include $30 million from the flooding in Europe in August 2002 and an additional $19 million of adverse development for the September 11, 2001 terrorist attack, partly offset by favorable development on prior year catastrophes of $12 million.

     The loss ratio measures insurance losses and LAE incurred as a percentage of earned premiums. St. Paul Re's reported loss ratio for the period ended November 1, 2002 was 71.8 percent, compared with 120.6 percent for the year ended December 31, 2001. The 48.8 percentage point improvement in the loss ratio was primarily due to a reduction in catastrophe losses. The loss ratio for the twelve months ended December 31, 2001 includes losses suffered as a result of the September 11th terrorist attack. Also contributing to the improvement are rate increases across all lines and the exit of unprofitable lines of business, tempered by deteriorating results in discontinued lines of business (surplus lines, bond and credit).

     St. Paul Re's reported expense ratio for the period ended November 1, 2002 was 27.8 percent, compared with 25.1 percent for the year ended December 31, 2001. The expense ratio for the year ended December 31, 2001 included a benefit resulting from a $91 million reduction in contingent commissions that had been accrued prior to September 11, 2001 based on the magnitude of losses from the terrorist attack.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     The 56 percent increase in net premiums written in 2001 was principally driven by new business growth in the North American Casualty and North American Property lines, additional premiums recorded for prior underwriting years in the North American Casualty lines, and strong price increases in all lines. Price increases continued throughout 2001 in response to the growing demand for reinsurance coverages, and those increases accelerated during the fourth quarter in the aftermath of the September 11, 2001 terrorist attack. In 2000, net premium growth was driven by new business opportunities in the non-traditional reinsurance market and price increases across virtually all lines of traditional reinsurance coverage.

     Underwriting results in 2001 were dominated by losses resulting from the terrorist attack, which totaled $556 million. Excluding those losses, underwriting results in 2001 were still significantly worse than in 2000, with deterioration centered in the North American Casualty and Finite Risk Lines. Catastrophe losses (excluding the September 11, 2001 terrorist attack) totaled $92 million in 2001, driven by losses from the explosion of a chemical plant in Toulouse, France and Tropical Storm Allison in the United States. Catastrophe losses in 2000 totaled $135 million and were primarily the result of additional loss development from European storms occurring near the end of 1999.

     The deterioration in 2000 underwriting results compared with 1999 was due to significant adverse loss development from years prior to 2000, including development from the European storms at the end of 1999. Adverse prior-year loss development on retrocessional business written in St. Paul Re's London operations also played a significant role in 2000's underwriting loss. In addition, the North American treaty casualty business accounted for $131 million of underwriting losses in 2000.

  Loss Ratio

     St. Paul Re's reported loss ratio in 2001 included a 42.6 percentage point detriment from losses incurred in the terrorist attack. The reported loss ratios in 2001 and 2000 also included benefits from the reinsurance treaties.

     Catastrophe losses totaled $880 million in 2001, of which $788 million was due to the September 11, 2001 terrorist attack. Most of the other $92 million of catastrophe losses were the result of a variety of storms throughout the year in the U.S. and the explosion of a chemical manufacturing plant in Toulouse, France. In 2000 catastrophe losses totaled $135 million. Additional loss development arising from severe windstorms that struck portions of Europe in late 1999 and severe flooding in the United Kingdom drove the 2000 total.

  Expense Ratio

     St. Paul Re's reported expense ratio in 2001 included an 8.2 percentage point benefit resulting from a $91 million reduction in contingent commissions that had been accrued prior to September 11, 2001. The magnitude of losses from the terrorist attack resulted in the reversal of that accrual. The reported expense ratios in 2001 and 2000 included detriments from the reinsurance treaties. No underwriting expenses were ceded under the treaties; however, the expense ratios in all three years included the effects of written premiums ceded under the treaties.

     During 2000, St. Paul Re reduced its estimate of ultimate losses on certain non-traditional reinsurance business by $56 million, and made a corresponding increase in its estimate of reserves for contingent commissions by $66 million. Although these changes in estimate did not have a significant impact on underwriting results for the year, they did distort the components of the combined ratio in 2000. Excluding these changes, the loss ratio would have been
89.8 percent, and the expense ratio would have been 29.8 percent (both excluding the benefits of the reinsurance treaties).

RETROCESSIONAL REINSURANCE

     St. Paul Re's underwriting results for 2002 and 2001 reflect the benefits of its retrocessional reinsurance program. Under this program, St. Paul Re purchases reinsurance for its own benefit, to limit the effect on its financial condition and operating results of large and multiple losses. Under this program, St. Paul Re ceded the following amounts to reinsurers ($ in millions):

                                                             PERIOD FROM
                                                             JANUARY 1,
                                                                2002        YEAR ENDED
                                                               THROUGH     DECEMBER 31,
                                                             NOVEMBER 1,   -------------
                                                                2002       2001    2000
                                                             -----------   -----   -----
Net premiums written.......................................      $49       $177    $254
Net premiums earned........................................       58        172     260
Losses and LAE.............................................      112        396     386
Underwriting expenses......................................        6         14      13
                                                                 ---       ----    ----
     Net underwriting benefit..............................      $60       $238    $139
                                                                 ===       ====    ====

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

     Coverage under the St. Paul corporate aggregate excess-of-loss reinsurance programs was triggered when incurred insurance losses and LAE spanning all lines of St. Paul's business exceeded accident year attachment loss ratios specified in the treaty. In addition, St. Paul Re's results benefited from St. Paul Re's aggregate excess-of-loss-treaty in each year. These treaties are collectively referred to hereafter as the "reinsurance treaties."

     The following table describes the combined impact of these cessions under the reinsurance treaties on St. Paul Re's results ($ in millions):

                                                             PERIOD FROM
                                                             JANUARY 1,
                                                                2002        YEAR ENDED
                                                               THROUGH     DECEMBER 31,
                                                             NOVEMBER 1,   -------------
                                                                2002       2001    2000
                                                             -----------   -----   -----
St. Paul corporate aggregate excess-of-loss reinsurance
  program:
  Ceded premiums written...................................     $ (4)      $(67)   $ 80
  Ceded losses and LAE.....................................       (9)      (126)    140
  Ceded premiums earned....................................       (4)       (67)     80
                                                                ----       ----    ----
     Net pretax (detriment) benefit........................       (5)       (59)     60
                                                                ----       ----    ----
St. Paul Re's aggregate excess-of-loss treaties
  Ceded premiums written...................................     $ (1)      $119    $ 55
  Ceded losses and LAE.....................................      (35)       278     122
  Ceded premiums earned....................................       (2)       119      55
                                                                ----       ----    ----
     Net pretax (detriment) benefit........................      (33)       159      67
                                                                ----       ----    ----
Combined total
  Ceded premiums written...................................     $ (5)      $ 52    $135
  Ceded losses and LAE.....................................      (44)       152     262
  Ceded premiums earned....................................       (6)        52     135
                                                                ----       ----    ----
     Net pretax (detriment) benefit........................     $(38)      $100    $127
                                                                ====       ====    ====

     St. Paul was not party to a corporate all-lines aggregate excess-of-loss treaty in 2002.

     Net underwriting detriment in the 2002 period was driven by a commutation of a certain portion of the St. Paul Re aggregate excess-of-loss treaty. The commutation of this treaty resulted in a net underwriting loss of $20 million. This was done in conjunction with the commutation of similar assumed reinsurance treaties which resulted in a net underwriting gain of $14 million. The combined effect of these commutations resulted in a net underwriting loss of $6 million.

     The combined net pretax benefit (detriment) of the reinsurance treaties was allocated to St. Paul Re's business lines as follows ($ in millions):

                                                             PERIOD FROM
                                                             JANUARY 1,
                                                                2002        YEAR ENDED
                                                               THROUGH     DECEMBER 31,
                                                             NOVEMBER 1,   -------------
                                                                2002       2001    2000
                                                             -----------   -----   -----
North American Casualty....................................     $ (6)      $ 13    $ 42
North American Property....................................      (12)        40      49
International..............................................      (12)        30      36
Finite Risk................................................       (8)        17      --
                                                                ----       ----    ----
     Total.................................................     $(38)      $100    $127
                                                                ====       ====    ====

SEPTEMBER 11, 2001 TERRORIST ATTACK

     On September 11, 2001, terrorists hijacked four commercial passenger jets in the United States. Two of the jets were flown into the World Trade Center towers in New York, N.Y., causing their collapse. The third jet was flown into the Pentagon building in Washington, D.C., causing severe damage, and the fourth jet crashed in rural Pennsylvania. This terrorist attack caused significant loss of life and resulted in unprecedented losses for the property and casualty insurance industry. St. Paul Re's estimated net pretax loss incurred as a result of the terrorist attack totaled $556 million for the twelve months ended December 31, 2001.

     St. Paul Re continually evaluated the adequacy of the net loss provision recorded, based on claim experience, collections from its reinsurers, and other factors. In 2002, St. Paul Re recorded an additional $24 million to its estimated loss provision recorded in 2001 for the terrorist attack, distributed among business lines as follows ($ in millions):

                                                              PERIOD FROM
                                                            JANUARY 1, 2002
                                                                THROUGH        YEAR ENDED
                                                              NOVEMBER 1,     DECEMBER 31,
                                                                 2002             2001
                                                            ---------------   ------------
North American Casualty...................................        $ 2             $233
North American Property...................................         18               32
International.............................................         10              162
Finite Risk...............................................         (6)             129
                                                                  ---             ----
     Total................................................        $24             $556
                                                                  ===             ====

     Through November 1, 2002, St. Paul Re had made net loss payments totaling $180 million related to the attack since it occurred, of which $178 million were made in the period ended November 1, 2002.

                    COMBINED UNDERWRITING RESULTS BY SEGMENT

     The following table summarizes written premiums, underwriting results, statutory combined ratios and adjusted combined ratios (as described in the footnote to the table) for each of St. Paul Re's business lines for the period from January 1, 2002 through November 1, 2002 and the years ended December 31, 2001 and 2000 ($ in millions). These lines are managed in a carefully coordinated fashion with strong elements of centralized control. As a result, management monitors and evaluates the financial performance of these lines principally based on their underwriting results. Following the table are detailed analyses of each segment's results:

                                                          PERIOD FROM
                                                          JANUARY 1,
                                                             2002         YEAR ENDED
                                                            THROUGH      DECEMBER 31,
                                                          NOVEMBER 1,   ---------------
                                                             2002        2001     2000
                                                          -----------   ------   ------
North American Casualty
Net premiums written....................................    $  373      $  667   $  340
Net premiums earned.....................................       451         588      319
Losses and LAE..........................................       381         584      261
Underwriting expenses...................................       149         219      134
                                                            ------      ------   ------
Underwriting loss.......................................    $  (79)     $ (215)  $  (76)
                                                            ======      ======   ======
Combined ratio..........................................     116.8%      135.4%   124.9%
  Adjusted combined ratio...............................     114.6%      131.5%   131.4%
North American Property
Net premiums written....................................    $  187      $  216   $  170
Net premiums earned.....................................       205         216      204
Losses and LAE..........................................       118         381      133
Underwriting expenses...................................        54          67       72
                                                            ------      ------   ------
Underwriting gain (loss)................................    $   33      $ (232)  $   (1)
                                                            ======      ======   ======
Combined ratio..........................................      84.3%      207.3%   104.6%
  Adjusted combined ratio...............................      69.1%      116.9%   122.2%
International
Net premiums written....................................    $  224      $  248   $  145
Net premiums earned.....................................       206         242      188
Losses and LAE..........................................       110         289      128
Underwriting expenses...................................        45          62       70
                                                            ------      ------   ------
Underwriting gain (loss)................................    $   51      $ (109)  $  (10)
                                                            ======      ======   ======
Combined ratio..........................................      73.5%      143.8%   111.6%
  Adjusted combined ratio...............................      62.3%       89.5%   125.0%
Finite Risk
Net premiums written....................................    $  223      $  546   $  418
Net premiums earned.....................................       240         547      410
Losses and LAE..........................................       182         668      289
Underwriting expenses...................................        71          49      148
                                                            ------      ------   ------
Underwriting loss.......................................    $  (13)     $ (170)  $  (27)
                                                            ======      ======   ======
Combined ratio..........................................     104.5%      131.6%   106.2%
  Adjusted combined ratio...............................     103.4%      114.2%   106.2%

                                                          PERIOD FROM
                                                          JANUARY 1,
                                                             2002         YEAR ENDED
                                                            THROUGH      DECEMBER 31,
                                                          NOVEMBER 1,   ---------------
                                                             2002        2001     2000
                                                          -----------   ------   ------
Total
Net premiums written....................................    $1,007      $1,677   $1,073
Net premiums earned.....................................     1,102       1,593    1,121
Losses and LAE..........................................       791       1,922      811
Underwriting expenses...................................       319         397      424
                                                            ------      ------   ------
Underwriting loss.......................................    $   (8)     $ (726)  $ (114)
                                                            ======      ======   ======
Loss and LAE ratio......................................      71.8%      120.6%    72.3%
Underwriting expense ratio..............................      27.8%       25.1%    39.7%
                                                            ------      ------   ------
Combined ratio..........................................      99.6%      145.7%   112.0%
                                                            ======      ======   ======
  Adjusted combined ratio*..............................      94.0%      117.6%   120.4%
  Impact of catastrophes on combined ratio..............       4.1%       40.4%    12.0%

---------------

* For purposes of meaningful comparison, adjusted combined ratios in all periods presented exclude the impact of the reinsurance treaties described before the table and the September 11, 2001 terrorist attack.

     The following provides a more detailed discussion of results for the period from January 1, 2002 through November 1, 2002 and years ended December 31, 2001 and 2000 produced by St. Paul Re's four business lines. To provide a more meaningful analysis of the underlying performance of St. Paul Re's business lines, the discussion of line of business results excludes the impact of the September 11, 2001 terrorist attack and the reinsurance treaties. The impact of the terrorist attack on individual line of business results and the impact of the reinsurance treaties were discussed earlier.

NORTH AMERICAN CASUALTY

     The North American Casualty segment consisted of casualty reinsurance underwritten for customers with exposures in the United States and Canada. In 2001, the following types of casualty coverages were offered: general, workers' compensation, auto, medical professional, non-medical professional, directors and officers, employment practices, surplus lines, umbrella and environmental impairment. This segment also included accident and health reinsurance coverages. As discussed earlier, in 2002, St. Paul narrowed its reinsurance product focus in an effort to improve profitability. As a result, the North American Casualty department restricted its product offering for the period ended November 1, 2002; surplus lines insurance and first-dollar business underwritten by Managing General Agents ("MGAs") were no longer written.

The following table summarizes results for this segment for the periods presented, and excludes the impact of the reinsurance treaties and the September 11, 2001 terrorist attack ($ in millions):

                                                           PERIOD FROM
                                                           JANUARY 1,
                                                              2002        YEAR ENDED
                                                             THROUGH     DECEMBER 31,
                                                           NOVEMBER 1,   -------------
                                                              2002       2001    2000
                                                           -----------   -----   -----
Net premiums written.....................................    $  378      $ 679   $ 400
Percentage (decrease) increase over prior year...........       (44)%       70%
Underwriting loss........................................    $  (71)     $(195)  $(114)

Loss and LAE ratio.......................................      82.7%      95.7%   94.6%
Underwriting expense ratio...............................      31.9%      35.8%   36.8%
                                                             ------      -----   -----
Combined ratio...........................................     114.6%     131.5%  131.4%
                                                             ======      =====   =====

  PERIOD FROM JANUARY 1, 2002 THROUGH NOVEMBER 1, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     The $301 million decrease in net premiums written was primarily due to the rescission of a large quota share contract in the second quarter of 2002. The premium volume was also impacted by a decline in premiums resulting from lines of business being exited. Rate increases averaged 32 percent in the first period of 2002, and new business written in the accident and health reinsurance market served to partially offset the decline in premiums.

     The $124 million reduction in underwriting losses compared with the year ended December 31, 2001 is attributable to improved rates and risk selection, as well as less unfavorable development in casualty business written in prior years.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     A significant portion of the 70 percent increase in net written premium volume over 2000 was due to additional premiums recorded on business from the underwriting years 2000 and 1999. St. Paul Re had been conservative in recording estimated premiums from ceding companies in a soft market environment, but as rate increases began to accelerate faster than anticipated, it was determined that estimated premiums to be received from ceding companies for the underwriting years 2000 and 1999 were under accrued. St. Paul Re recorded the increase in premium from those years in 2001 as the revenue materialized. In addition, new business from large quota share contracts accounted for approximately $65 million of premium growth in 2001, and accident and health new business contributed approximately $51 million to premium volume for the year.

     The reported underwriting result in 2001 included losses from underwriting years prior to 2001. These losses were centered in surplus lines insurance written in St. Paul Re's London office and first-dollar automobile programs written in St. Paul Re's U.S. offices. The surplus lines losses primarily resulted from higher than expected losses, particularly in liability insurance written for contractors. In addition, competitive market conditions in the earlier underwriting years contributed to a soft pricing environment and hence poor underwriting results for surplus lines insurance in those years. The first-dollar automobile losses in 2001 were primarily the result of unfavorable emergence stemming from several MGA programs, including a large tow truck program, as well as generally poor market conditions.

NORTH AMERICAN PROPERTY

     The North American Property segment consisted of property reinsurance business underwritten for customers with exposures in the United States and Canada. In 2001, coverages offered included proportional, per-risk, excess-of-loss reinsurance and excess and surplus lines insurance, and catastrophe treaties. This segment also included the results of retrocessional reinsurance business, and crop and agricultural reinsurance. The following table summarizes results for this segment for the periods presented, and excludes the impact of the reinsurance treaties and the September 11, 2001 terrorist attack ($ in millions):

                                                         PERIOD FROM
                                                          JANUARY 1,      YEAR ENDED
                                                         2002 THROUGH    DECEMBER 31,
                                                         NOVEMBER 1,    ---------------
                                                             2002        2001     2000
                                                         ------------   ------   ------
Net premiums written...................................     $ 180       $  230   $  218
Percentage (decrease) increase over prior year.........       (22)%          6%
Underwriting gain (loss)...............................     $  62       $  (39)  $  (51)

Loss and LAE ratio.....................................      41.1%        88.1%    91.6%
Underwriting expense ratio.............................      28.0%        28.8%    30.6%
                                                            -----       ------   ------
Combined ratio.........................................      69.1%       116.9%   122.2%
                                                            =====       ======   ======

  PERIOD FROM JANUARY 1, 2002 THROUGH NOVEMBER 1, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     The $50 million decrease in net premiums written was due to a decline in business volume resulting from St. Paul Re's withdrawal from or reduction in several lines of business in this segment, offset by rate increases that averaged 32 percent in 2002.

     The improvement in underwriting results in 2002 reflected the impact of exiting unprofitable lines of business, rate increases, a lack of significant catastrophe losses and favorable development on prior year catastrophe losses.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     The six percent increase in premium volume in 2001 over 2000 was primarily due to rate increases throughout this segment, the impact of which was substantially offset by a deliberate reduction in business volume for crop reinsurance and retrocessional reinsurance due to unfavorable treaty terms and conditions. Price increases for risk excess-of-loss reinsurance grew substantially as the year progressed, reflecting the impact of poor results on prior treaties. Proportional premium volume grew nearly 40 percent over 2000, primarily due to price increases.

     The improvement in underwriting results compared with 2000 was primarily due to a reduction in retrocessional reinsurance losses. St. Paul Re began exiting unprofitable lines of the retrocessional market in 2000, and by the end of 2001, underwrote a minimal amount of that business. Proportional reinsurance coverages produced improved results over 2000, largely due to favorable loss development on 1999 and prior underwriting years. These improvements were partially offset by deterioration in North American reinsurance results from business underwritten in London. In addition, excess-of-loss reinsurance results in 2001 suffered from the effects of tropical storm Allison, which struck the southeastern United States in the spring. Crop reinsurance losses were significant in 2001, due to adverse loss development on both 2001 and 2000 underwriting year business. Several hailstorms in the U.S. played a major factor in the 2001 underwriting year losses. In addition, crop reinsurance results in 2001 reflected the negative impact of competitive market conditions in prior years that resulted in a soft pricing environment for this business.

INTERNATIONAL

     In 2001, St. Paul Re's International segment underwrote property and casualty reinsurance for customers domiciled outside of North America. This segment also included results from marine and aerospace business for customers located throughout the world, because of the global nature of those exposures. As discussed earlier, in 2002, St. Paul narrowed its geographic presence and product focus in an effort to improve profitability. As a result, five international reinsurance underwriting offices were closed. In addition, St. Paul ceased writing new aviation business. The following table summarizes results for this segment for the periods presented, and excludes the impact of the reinsurance treaties and the September 11, 2001 terrorist attack ($ in millions):

                                                           PERIOD FROM
                                                         JANUARY 1, 2002    YEAR ENDED
                                                             THROUGH       DECEMBER 31,
                                                           NOVEMBER 1,     -------------
                                                              2002         2001    2000
                                                         ---------------   ----   ------
Net premiums written...................................       $ 220        $255   $  176
Percentage (decrease) increase over prior year.........         (14)%        45%
Underwriting gain (loss)...............................       $  73        $ 24   $  (47)

Loss and LAE ratio.....................................        41.7%       65.8%    88.9%
Underwriting expense ratio.............................        20.6%       23.7%    36.1%
                                                              -----        ----   ------
Combined ratio.........................................        62.3%       89.5%   125.0%
                                                              =====        ====   ======

  PERIOD FROM JANUARY 1, 2002 THROUGH NOVEMBER 1, 2002 COMPARED TO YEAR ENDED DECEMBER 31,2001

     The $35 million decrease in net premiums written in 2002 was due to St. Paul Re's decision to exit the aviation market and close certain international offices. Rate increases averaging 39 percent in the International segment partially offset these declines.

     The $49 million increase in underwriting gain was mainly attributable to favorable development on prior year reserves across all lines. Also contributing to the increase in underwriting gain is the absence of catastrophe losses in the period and significant rate increases achieved in 2002.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     The 45 percent increase in net premiums over 2000 reflected improving market conditions in 2001, characterized by significant rate increases and increasingly favorable terms and conditions on new and renewal business during the year. The magnitude of year-over-year premium growth in 2001 was partially aided by St. Paul Re's deliberate actions in 2000 to reduce premium volume in certain underperforming lines of business, including proportional treaty business and low-level per risk excess-of-loss business. Net premium growth in 2001 was centered in property coverages, where rate increases averaged 33 percent for the year. For marine coverages, rate increases averaged 20 percent in 2001.

     During 2001, St. Paul Re sought to take advantage of market conditions and realign its portfolio by further reducing underperforming business volume, and expanding new business in virtually all of its remaining operations.

     The significant improvement in the loss ratio compared with 2000 reflected the success of those efforts, and also reflected a significant decline in catastrophe losses. In 2001, the only major catastrophe affecting the International segment (excluding the September 11, 2001 terrorist attack) was the explosion of a chemical plant in Toulouse, France, which resulted in $13 million of incurred losses. By contrast, 2000 results included a cumulative total of $34 million of catastrophe losses, the majority of which resulted from additional loss development from severe windstorms that struck portions of Europe in late 1999.

FINITE RISK

     In 2001, St. Paul Re's Finite Risk segment underwrote non-traditional reinsurance treaties for leading insurance and reinsurance companies worldwide. Non-traditional reinsurance combines limited traditional underwriting risk with financial risk protection and is generally utilized by sophisticated insurers who are willing to share in a portion of their insurance losses. Products include multi-year excess-of-loss treaties, aggregate stop loss treaties, finite quota share treaties, loss portfolio transfers, and adverse loss development covers. This segment also included bond and credit reinsurance coverages. As discussed earlier, in 2002, St. Paul narrowed its reinsurance product focus in an effort to improve profitability. As a result, the Finite

Risk segment offered the following coverages in the first period of 2002: multi-year excess-of-loss, aggregate stop loss, finite quota share, loss portfolio transfer and adverse loss development contracts. The following table summarizes results for this segment for the periods presented, and excludes the impact of the reinsurance treaties and the September 11, 2001 terrorist attack ($ in millions):

                                                          PERIOD FROM
                                                        JANUARY 1, 2002     YEAR ENDED
                                                            THROUGH        DECEMBER 31,
                                                          NOVEMBER 1,     ---------------
                                                             2002          2001     2000
                                                        ---------------   ------   ------
Net premiums written..................................      $  229        $  424   $  418
Percentage (decrease) increase over prior year........         (46)%           1%
Underwriting loss.....................................      $  (11)       $  (57)  $  (28)

Loss and LAE ratio....................................        75.9%         80.7%    70.5%
Underwriting expense ratio............................        27.5%         33.5%    35.7%
                                                            ------        ------   ------
Combined ratio........................................       103.4%        114.2%   106.2%
                                                            ======        ======   ======

  PERIOD FROM JANUARY 1, 2002 THROUGH NOVEMBER 1, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     The $195 million decrease in net premiums written in 2002 was due to St. Paul Re's decision to exit the bond and credit market; however, that decline was offset by a $25 million positive premium adjustment related to one finite quota share contract.

     The $11 million underwriting loss in 2002 included a $14 million favorable impact due to the commutation of a reinsurance treaty, offset by adverse prior-year marine and aviation loss development, as well as adverse loss experience on the bond and credit business in runoff.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000.

     Net premiums written grew slightly in 2001 over an abnormally large premium base in 2000 that had resulted from three large new contracts and additional premiums related to a specific contract. Bond and credit reinsurance coverages accounted for $63 million of net written premium volume in 2001, compared with $62 million in 2000.

     The deterioration in underwriting results in 2001 was primarily due to $31 million of losses generated by bond and credit reinsurance, of which $15 million resulted from surety bond losses related to Enron Corporation's bankruptcy filing in late 2001. Bond and credit losses in 2000 totaled $2 million. In addition, the Finite Risk segment incurred $39 million of losses from three major marine and aviation events: the collapse of the Petrobras oil platform; a terrorist group's ground attack on commercial airliners in Sri Lanka; and the chemical plant explosion in Toulouse, France.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Formation and Separation Agreement dated as of October 28,
          2002, between The St. Paul Companies, Inc. and Platinum.
 3.2      Restated Bye-Laws of Platinum.
 4.1      Form of Certificate of the Common Shares of Platinum.
 4.2      Indenture dated as of October 10, 2002, among Platinum,
          Platinum Finance and JPMorgan Chase Bank.
 4.3      Indenture Supplement dated as of November 1, 2002, among
          Platinum, Platinum Finance and JPMorgan Chase Bank.
 4.4      Purchase Contract Agreement dated as of November 1, 2002,
          between Platinum and JPMorgan Chase Bank.
 4.5      Pledge Agreement dated as of November 1, 2002, among
          Platinum, State Street Bank and Trust Company and JPMorgan
          Chase Bank.
 4.6      Form of Senior Note of Platinum Finance.
 4.7      Form of Guarantee of Platinum.
 4.8      Form of Normal Unit.
 4.9      Form of Stripped Unit.
10.1      Share Unit Plan for Nonemployee Directors.(1)
10.2      2002 Share Incentive Plan.(1)
10.3      Capital Accumulation Plan.(1)
10.15     Letter Agreement dated August 14, 2002, between Neal J.
          Schmidt and St. Paul Re, Inc.(1)
10.16     364-Day Credit Agreement dated as of June 21, 2002, by and among Platinum, the Initial Lenders named therein, Citibank,
          N.A., JPMorgan Chase Bank, Bank of America, N.A. and Salomon
          Smith Barney Inc.
10.17     Letter Amendment to 364-Day Credit Agreement dated October
          4, 2002 between Platinum, the Initial Lenders named therein,
          Citibank, N.A., JPMorgan Chase Bank, Bank of America, N.A.
          and Salomon Smith Barney Inc.
10.18     Letter Amendment No. 2 to 364-Day Credit Agreement dated
          October 25, 2002 between Platinum, the Initial Lenders named therein, Citibank, N.A., JPMorgan Chase Bank, Bank of
          America, N.A. and Salomon Smith Barney Inc.
10.19     Capital Support Agreement dated November 1, 2002, between
          Platinum and Platinum UK.
10.20     Capital Support Agreement dated as of November 26, 2002,
          between Platinum and Platinum US.
10.21     Registration Rights Agreement dated November 1, 2002,
          between The St. Paul Companies, Inc. and Platinum.
10.22     Option Agreement dated November 1, 2002, between St. Paul
          Reinsurance Company Limited, Platinum and The St. Paul
          Companies, Inc.
10.23     Option Agreement dated November 1, 2002, between The St.
          Paul Companies, Inc. and Platinum.
10.24     Option Agreement dated November 1, 2002, among Platinum, The
          St. Paul Companies, Inc. and St. Paul Fire and Marine
          Insurance Company.
10.25     Form of Employee Benefits and Compensation Matters Agreement
          dated as of November 1, 2002, between The St. Paul
          Companies, Inc. and Platinum US.
10.26     Master Services Agreement dated as of November 1, 2002,
          between The St. Paul Companies, Inc. and Platinum.
10.27     U.K. Master Services Agreement dated November 1, 2002,
          between St. Paul Reinsurance Company Limited and Platinum
          UK.
10.28     Run-off Services Agreement dated November 1, 2002, among
          Platinum US, Mountain Ridge Insurance Company and St. Paul
          Fire and Marine Insurance Company.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.29     U.K. Run-off Services Agreement dated November 1, 2002,
          between St. Paul Reinsurance Company Limited and Platinum
          UK.
10.30     Underwriting Management Agreement dated as of November 1,
          2002, between St. Paul Fire and Marine Insurance Company and
          Platinum US.
10.31     U.K. Underwriting Agency and Underwriting Management
          Agreement dated November 1, 2002, between St. Paul
          Reinsurance Company Limited and Platinum US.
10.32     Business Transfer Agreement dated November 1, 2002, among
          St. Paul Reinsurance Company Limited, Platinum UK and St.
          Paul Management Limited.
10.33     Intra-Group Asset Transfer Agreement, dated November 1,
          2002, among Platinum, St. Paul Reinsurance Company Limited and St. Paul Management Limited.
10.34     Form of Transitional Trademark License Agreement by and
          between The St. Paul Companies, Inc. and Platinum.
10.35     Investment Agreement dated September 20, 2002, by and among
          Platinum, The St. Paul Companies, Inc., and RenaissanceRe
          Holdings Ltd.
10.36     First Amendment dated as of November 1, 2002, to the
          Investment Agreement, dated as of September 20, 2002, by and among Platinum, The St. Paul Companies, Inc., and
          RenaissanceRe Holdings Ltd.
10.37     Transfer Restrictions, Registration Rights and Standstill
          Agreement dated November 1, 2002, between The St. Paul
          Companies, Inc. and Platinum.
10.38     Option Agreement dated November 1, 2002, between Platinum
          and RenaissanceRe Holdings Ltd.
10.39     Services and Capacity Reservation Agreement dated November
          1, 2002, between Platinum and RenaissanceRe Holdings Ltd.
10.40     100% Quota Share Retrocession Agreement (traditional) dated as of November 1, 2002, between St. Paul Fire and Marine
          Insurance Company and Platinum US.
10.41     100% Quota Share Retrocession Agreement
          (non-traditional -- A) dated as of November 1, 2002, between
          St. Paul Fire and Marine Insurance Company and Platinum US.
10.42     100% Quota Share Retrocession Agreement
          (non-traditional -- B-1) dated as of November 1, 2002,
          between St. Paul Fire and Marine Insurance Company and
          Platinum US.
10.43     100% Quota Share Retrocession Agreement
          (non-traditional -- B-2) dated as of November 1, 2002,
          between St. Paul Fire and Marine Insurance Company and
          Platinum US.
10.44     100% Quota Share Retrocession Agreement
          (non-traditional -- C) dated as of November 1, 2002, between
          St. Paul Fire and Marine Insurance Company and Platinum US.
10.45     100% Quota Share Retrocession Agreement
          (non-traditional -- D-3) dated as of November 1, 2002,
          between St. Paul Fire and Marine Insurance Company and
          Platinum US.
10.46     100% Quota Share Retrocession Agreement
          (non-traditional -- D-4) dated as of November 1, 2002,
          between St. Paul Fire and Marine Insurance Company and
          Platinum US.
10.47     100% Quota Share Retrocession Agreement
          (non-traditional -- D-1) dated as of November 1, 2002,
          between Mountain Ridge Insurance Company and Platinum US.
10.48     100% Quota Share Retrocession Agreement
          (non-traditional -- D-2) dated as of November 1, 2002,
          between Mountain Ridge Insurance Company and Platinum US.
10.49     100% Quota Share Retrocession Agreement
          (non-traditional -- D Stop Loss) dated as of November 1,
          2002, between Mountain Ridge Insurance Company and Platinum
          US.
10.50     100% Quota Share Retrocession Agreement
          (non-traditional -- D Spread Loss) dated as of November 1,
          2002, between Mountain Ridge Insurance Company and Platinum
          US.
10.51     100% Quota Share Retrocession Agreement
          (non-traditional -- E) dated as of November 1, 2002, between
          Mountain Ridge Insurance Company and Platinum US.
10.52     UK 100% Quota Share Retrocession Agreement (traditional)
          dated as of November 1, 2002, between St. Paul Reinsurance
          Company Limited and Platinum US.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.53     UK 100% Quota Share Retrocession Agreement
          (non-traditional -- A) dated as of November 1, 2002, between
          St. Paul Reinsurance Company Limited and Platinum US.
10.54     UK 100% Quota Share Retrocession Agreement
          (non-traditional -- B-1) dated as of November 1, 2002,
          between St. Paul Reinsurance Company Limited and Platinum
          US.
10.55     100% Quota Share Retrocession Agreement dated November 27,
          2002, between St. Paul Reinsurance Company Limited and
          Platinum UK.
10.56     Security Agreement dated as of November 27, 2002, between
          Platinum UK and St. Paul Reinsurance Company Limited.
10.57     Control Agreement dated as of November 27, 2002, between
          Platinum UK, St. Paul Reinsurance Company Limited and State
          Street Bank and Trust Company.
10.58     Alliance Capital Management L.P. Discretionary Investment
          Advisory Agreement with Platinum UK dated November 27, 2002.
10.59     Revised and Amended Trust Agreement dated November 1, 2002 and amended December 12, 2002, by and among Platinum US, St.
          Paul Fire and Marine Insurance Company and State Street Bank
          and Trust Company.
10.60     Alliance Capital Management L.P. Discretionary Investment
          Advisory Agreement with Platinum US dated November 4, 2002.
10.61     Revised and Amended Trust Agreement dated November 1, 2002 and amended December 12, 2002, by and among Platinum US,
          Mountain Ridge Insurance Company and State Street Bank and
          Trust Company.
10.62     Alliance Capital Management L.P. Discretionary Investment
          Advisory Agreement with Platinum US dated November 4, 2002.
10.63     Letter Amendment dated December 12, 2002 to the Revised and
          Amended Trust Agreements dated as of November 1, 2002 and
          amended December 12, 2002, by and among Platinum US, St.
          Paul Fire and Marine Insurance Company, Mountain Ridge
          Insurance Company, and State Street Bank and Trust Company.
10.64     Quota Share Retrocession Agreement dated November 26, 2002, between Platinum Bermuda and Platinum UK.
10.65     Security Agreement dated as of November 26, 2002, between
          Platinum Bermuda and Platinum UK.
10.66     Control Agreement dated as of November 26, 2002, by and
          among Platinum Bermuda, Platinum UK and State Street Bank
          and Trust Company.
10.67     Alliance Capital Management L.P. Discretionary Investment
          Advisory Agreement with Platinum Bermuda and Platinum UK
          dated November 26, 2002.
99.1      Certification pursuant to 18 U.S.C. 1350.
99.2      Certification pursuant to 18 U.S.C. 1350.

---------------

(1) Management contract or compensatory plan or arrangement.