Form 10-Q
period 2003-03-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2003-05-15
CIK 1171500

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       or

         | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to

                        Commission File Number 001-31341

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Bermuda                                   Not Applicable
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

        The Belvedere Building
           69 Pitts Bay Road
           Pembroke, Bermuda                                 HM-08
(Address of principal executive offices)                  (Zip Code)

                                 (441) 295-7195
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                   Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 43,004,000 Common Shares as of May 12, 2003.

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION

Item 1  Condensed Consolidated Financial Statements
  Platinum Underwriters Holdings, Ltd. and Subsidiaries
    Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
      and December 31, 2002                                                    1
    Consolidated Statements of Income and Comprehensive Income for
      the Three Months Ended March 31, 2003 (Unaudited)                        2
    Consolidated Statement of Cash Flows for the Three Months Ended
      March 31, 2003 (Unaudited)                                               3
    Notes to Condensed Consolidated Financial Statements (Unaudited)           4

Item 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7
Item 3 Quantitative and Qualitative Disclosure about Market Risk              14
Item 4 Controls and Procedures                                                14

PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                                      15
Item 2 Changes in Securities and Use of Proceeds                              15
Item 3 Defaults Upon Senior Securities                                        15
Item 4 Submission of Matters to a Vote of Security Holders                    15
Item 5 Other Information                                                      16
    Combined Financial Data of Reinsurance Underwriting Segment of
      The St. Paul Companies, Inc. (the Predecessor)
      Combined Statement of Underwriting Results for the Three Months
        Ended March 31, 2002 (Unaudited)                                      17
      Combined Statement of Identifiable Cash Flows for the Three
        Months Ended March 31, 2002 (Unaudited)                               17
      Notes to Combined Statements of March 31, 2002 (Unaudited)              18

Item 6 Exhibits and Reports on Form 8-K                                       20
   (a) Exhibits                                                               23
   (b) Reports on Form 8-K

SIGNATURES                                                                    20
CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER         21
EXHIBIT INDEX                                                                 20
EXHIBITS                                                                      23

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       ($ in thousands, except share data)

                                                          (Unaudited)
                                                           March 31,     December 31,
                                                             2003           2002
                                                             ----           ----
                       ASSETS
Investments - Fixed maturities available for sale
  at fair value
  (cost - $1,311,050 and $1,052,923, respectively)        $1,333,433      $1,065,216
Cash and cash equivalents                                    160,287         281,486
Accrued investment income                                     16,300           9,993
Reinsurance premiums receivable                              320,900           5,599
Reinsurance recoverable on ceded losses and loss
  adjustment expenses                                            450              --
Prepaid reinsurance premiums                                   2,107              --
Amounts receivable from The St. Paul Companies, Inc.           5,174         162,908
Funds held by ceding companies                                59,783          54,902
Deferred acquisition costs                                    70,454          49,332
Other assets                                                  32,300          15,451
                                                          ----------      ----------
     Total assets                                         $2,001,188      $1,644,887
                                                          ==========      ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses              $  417,372      $  281,659
  Unearned premiums                                          314,492         191,016
  Reinsurance deposit liabilities                             29,230          23,661
  Debt obligations                                           137,500         137,500
  Ceded premiums payable                                       3,691              --
  Commissions payable                                        106,128          37,562
  Income taxes payable                                        10,613              --
  Deferred taxes                                               7,681           6,496
  Other liabilities                                           18,442          45,747
                                                          ----------      ----------
     Total liabilities                                     1,045,149         723,641
                                                          ----------      ----------
Shareholders' Equity
  Preferred shares, $.01 par value, 25,000,000
   shares authorized, no shares issued or outstanding             --              --
  Common shares, $.01 par value, 200,000,000 shares
   authorized, 43,004,000 shares issued and
   outstanding                                                   430             430
  Additional paid-in capital                                 903,797         903,797
  Accumulated other comprehensive income                      18,228          10,581
  Retained earnings                                           33,584           6,438
                                                          ----------      ----------
     Total shareholders' equity                              956,039         921,246
                                                          ----------      ----------
     Total liabilities and shareholders' equity           $2,001,188      $1,644,887
                                                          ==========      ==========

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (Unaudited)
                    For the Three Months Ended March 31, 2003
                     ($ in thousands, except per share data)



Revenue:
  Net premiums earned                          $238,069
  Net investment income                          14,203
  Net realized investment gains                     744
  Other income                                    1,075
                                               --------
     Total revenue                              254,091
                                               --------
Expenses:
  Losses and loss adjustment expenses           138,803
  Acquisition expenses                           51,719
  Operating expenses                             20,169
  Interest expense                                2,468
                                               --------
     Total expenses                             213,159
                                               --------
     Income before income tax expense            40,932
Income tax expense                               10,346
                                               --------
     Net income                                $ 30,586
                                               ========

Earnings per share:
  Basic earnings per share                     $   0.71
  Diluted earnings per share                   $   0.66

Shareholder dividends:
  Dividends declared                           $  3,440
  Dividends declared per share                 $   0.08


Comprehensive Income:
  Net income                                   $ 30,586
  Other comprehensive income:
   Net change in unrealized gains on
    available-for-sale securities, net of
    deferred tax                                  7,647
                                               --------
     Comprehensive income                      $ 38,233
                                               ========

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Unaudited)
                    For the Three Months Ended March 31, 2003
                                ($ in thousands)


Operating Activities:
  Net income                                                           $    30,586
  Adjustments to reconcile net income to cash used in operations:
   Depreciation and amortization                                             4,760
   Net realized gain on investments                                           (744)
   Changes in assets and liabilities:
    Increase in accrued investment income                                   (6,307)
    Increase in reinsurance premiums receivable                           (315,301)
    Decrease in amounts receivable from St. Paul                           157,734
    Increase in funds held                                                  (4,881)
    Increase in deferred acquisition costs                                 (21,122)
    Increase in unpaid losses and loss adjustment expenses                 135,263
    Increase in unearned premiums                                          121,369
    Increase in commissions payable                                         68,566
    Increase in income taxes payable                                        10,613
    Increase in deferred taxes                                               1,185
    Increase in reinsurance deposit liabilities                              5,569
    Increase in ceded premiums payable                                       3,691
    Decrease in other assets and liabilities                                (6,313)
  Other, net                                                                (3,022)
                                                                       -----------
     Net cash provided by operating activities                             181,646
                                                                       -----------
Investing Activities:
  Investments sold, matured, and called - fixed maturities                  95,004
  Investments acquired - fixed maturities                                 (394,409)
                                                                       -----------
     Net cash used in investing activities                                (299,405)
                                                                       -----------
Financing Activities - Dividends to shareholders                            (3,440)
                                                                       -----------
     Net decrease in cash and cash equivalents                            (121,199)

Cash and cash equivalents at beginning of period                           281,486
                                                                       -----------
Cash and cash equivalents at end of period                             $   160,287
                                                                       ===========

Supplemental disclosures of cash flow information:
  Taxes paid                                                           $        --
  Interest paid                                                        $     2,807

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                 March 31, 2003


NOTE 1  BASIS OF PRESENTATION

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Platinum Underwriters Holdings, Ltd. and its subsidiaries (the "Company"), including Platinum Re (UK) Limited, Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda"), Platinum Underwriters Finance, Inc., Platinum Regency Holdings and Platinum Underwriters Reinsurance, Inc. ("Platinum US"). All material inter-company transactions have been eliminated in preparing these consolidated financial statements. The amounts included in this report as of and for the three months ended March 31, 2003 are unaudited and include those adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

      In November 2002 Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") completed an initial public offering of 33,044,000 shares of common stock. Concurrent with the public offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Companies, Inc. ("St. Paul") and 3,960,000 common shares to RenaissanceRe Holdings Ltd. in private placements. Also concurrent with these transactions the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses ("LAE"), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002.

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

      Had the Company calculated and recorded compensation expense for stock option grants based on the "fair value" method described in SFAS 123, net income and earnings per share, net of tax, for the three months ended March 31, 2003 would have been the pro forma amounts as indicated below:

Stock-based compensation expense:
  As reported                                      --
  Pro forma                            $    1,633,000

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
                                 March 31, 2003


Net income:
  As reported                          $   30,586,000
  Pro forma                                28,953,000

Basic earnings per share:
  As reported                          $         0.71
  Pro forma                                      0.67

Diluted earnings per share:
  As reported                          $         0.66
  Pro forma                                      0.62

NOTE 2 INVESTMENTS

      Fixed maturities classified as available-for-sale are carried at fair value as of the balance sheet date. Net change in unrealized investment gains for the three months ended March 31, 2003 were as follows ($000's):

Fixed maturities                         $ 10,090
Less deferred taxes                        (2,443)
                                         --------
     Net change in unrealized gains      $  7,647
                                         --------

      Investments with a carrying value of $356,478,000 and cash and cash equivalents of $57,097,000 at March 31, 2003 were held in trust to secure an equivalent amount of liabilities arising under the quota share retrocession agreements with St. Paul.

NOTE 3 EARNINGS PER SHARE

      Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2003:

                                                        Weighted
                                                        Average         Net
                                         Net            Shares        Income
                                       Income        Outstanding     Per Share
                                       ------        -----------     ---------
Basic earnings per share:
  Income available to common
   shareholders                     $30,586,000       43,004,000      $   0.71

Effect of dilutive securities:
  Stock options                              --          279,000
  Equity Security Units               1,633,000        5,725,000
                                    -----------       ----------
Diluted earnings per share:
  Income available to common
   shareholders                     $32,219,000       49,008,000      $   0.66
                                    -----------       ----------

NOTE 4 OPERATING SEGMENT INFORMATION

      The Company has organized its worldwide reinsurance business around three operating segments: Global Property and Marine, Global Casualty and Finite Risk. The Global Property and Marine operating

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
                                 March 31, 2003


segment includes principally property and marine reinsurance coverages that are written both in the United States and international markets. This business consists of catastrophe excess-of-loss reinsurance treaties and property per risk excess-of-loss treaties and property proportional treaties. The Global Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general liability, professional liability, workers' compensation and automobile liability. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. The Finite Risk operating segment includes principally finite reinsurance solutions to ceding companies whose needs may not be met efficiently through traditional reinsurance products.

      The following table summarizes underwriting activity and ratios for the operating segments together with a reconciliation of underwriting profit or loss to income before income taxes for the three months ended March 31, 2003 ($000's):

                                                    Global
                                                   Property
                                                     and             Global          Finite
                                                    Marine          Casualty          Risk           Total
                                                    ------          --------          ----           -----
Net premiums written                              $ 117,767        $ 113,694       $ 128,630       $ 360,091
                                                  ---------        ---------       ---------       ---------
Net premiums earned                                  89,932           77,726          70,411         238,069
Losses and LAE                                       41,585           53,907          43,311         138,803
Acquisition expenses                                 15,618           19,029          17,072          51,719
Operating expenses                                   10,459            4,618           2,137          17,214
                                                  ---------        ---------       ---------       ---------
     Segment underwriting income                  $  22,270        $     172       $   7,891       $  30,333
                                                  ---------        ---------       ---------
Corporate expenses not allocated to segments                                                          (2,955)
Interest expense                                                                                      (2,468)
Net investment income, realized gains and
  other income                                                                                        16,022
                                                                                                   ---------
     Income before income tax expense                                                              $  40,932
                                                                                                   ---------

Ratios:
  Losses and LAE                                       46.2%            69.4%           61.5%           58.3%
  Acquisition costs                                    17.4%            24.5%           24.2%           21.7%
  Operating expenses                                   11.6%             5.9%            3.0%            7.2%
                                                  ---------        ---------       ---------       ---------
     Combined                                          75.2%            99.8%           88.7%           87.2%
                                                  ---------        ---------       ---------       ---------

NOTE 5 SUBSEQUENT EVENT

      On May 13, 2003 the Company entered into a Separation and Consulting Agreement with Jerome T. Fadden, the Company's President and Chief Executive Officer, pursuant to which the Company will pay Mr. Fadden approximately $5 million in June 2003 and accelerate the vesting of his option to purchase 975,000 of the Company's common shares. The acceleration of option vesting will result in an expense of approximately $4.3 million for a total charge of $9.3 million and is expected to be reflected in the second quarter of 2003. The Agreement supersedes the employment agreement between Mr. Fadden and The St. Paul Companies, Inc. dated March 3, 2002 which was assigned to and assumed by the Company effective November 1, 2002.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

BUSINESS OVERVIEW

      Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda insurance holding company. Platinum Holdings and its subsidiaries (the "Company") operate through three licensed reinsurance subsidiaries: Platinum Underwriters Reinsurance, Inc. ("Platinum US"), Platinum Re (UK) Limited ("Platinum UK") and Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda"). The Company provides property, casualty, marine, and finite reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

      In November 2002 Platinum Holdings completed an initial public offering of 33,044,000 common shares. Concurrent with the public offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Companies, Inc. ("St. Paul") and 3,960,000 common shares to RenaissanceRe Holdings Ltd. ("Renaissance Re") in private placements. Also concurrent with these transactions the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses ("LAE"), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002.

FORWARD LOOKING STATEMENTS

      This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

      In particular, statements using words such as "may," "should," "estimate," "expect," "anticipate," "intend," "believe," "predict," "potential," or words of similar import generally involve forward-looking statements. For example, we have included certain forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" with regard to trends in results, prices, volumes, operations, investment results, margins, risk management and exchange rates. This Form 10-Q also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives and trends in market conditions, market standing, product volumes, investment results and pricing conditions.

      In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those in the forward-looking statements, including the following:

   (1) our ability to successfully implement the Company's business strategy and continue the business acquired from St. Paul;

   (2)   conducting operations in a competitive environment;

   (3)   our ability to maintain our A.M. Best Company rating;

   (4) significant weather-related or other natural or man-made disasters over which the Company has no control;

   (5)   the effectiveness of our loss limitation methods;

   (6)   the adequacy of the Company's liability for unpaid losses and LAE;

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

   (12) tax, regulatory or legal restrictions or limitations applicable to the Company or the property and casualty reinsurance business generally; and

   (13) changes in the Company's plans, strategies, objectives, expectations or intentions which may happen at any time at the Company's discretion.

      As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. The foregoing factors should not be construed as exhaustive. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

      It is important to understand the Company's accounting policies in order to understand its consolidated financial statements. Management considers certain of these policies to be critical to the presentation of the financial position and results of operations since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the period being reported upon. Certain of the estimates result from judgments that can be subjective and complex, and consequently actual results may materially differ from these estimates. The Company's most critical accounting policies involve written, earned and unearned premiums, unpaid losses and LAE, reinsurance, other than temporary declines in fair value of investments, income taxes and stock-based compensation. The critical accounting policies discussed herein are discussed in more detail in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      Due to the nature of reinsurance, premiums are not always reported to the Company in a timely manner. Additionally, premiums on proportional treaty type contracts are generally not reported to the reinsurers until after the reinsurance coverage is in force and the reinsurer is at risk. Consequently, an estimate of premiums earned but not reported ("EBNR") is recorded. The Company estimates EBNR based on estimates of ultimate premium, calculated unearned premiums and premiums reported from ceding companies. Along with estimating EBNR the Company records the expenses associated with these premiums in the form of losses, LAE and commissions. Unpaid losses and LAE represent an estimate of the expected cost of the ultimate settlement and administration of losses. Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate, judicial theories of liability and other third party factors which are often beyond our control. Due to the inherent uncertainty associated with the estimation process the ultimate liability may materially differ from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period's results.

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

      Unrealized depreciation in the value of individual securities considered by management to be other than temporary is charged to income in the period it is determined. The Company continually monitors the difference between cost and the estimated fair value of investments, which involves uncertainty as to whether declines in value are temporary in nature. When a decline in fair value of an investment is considered to be "other than temporary", the investment is written down to fair value and the write down is recorded as a realized loss. Management's assessment of a decline in value includes current judgment as to the financial position and future prospects of the entity that issued the investment security.

      Platinum Holdings and Platinum Bermuda are domiciled in Bermuda. The Company also has subsidiaries in the United States, the United Kingdom and Ireland which are subject to the tax laws thereof. The Company applies the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

      The Company has elected to use the intrinsic value method of accounting for stock-based awards granted to employees, established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which if the exercise price of the Company's employee stock options is equal to or greater than the fair market value of the underlying stock on the date of the grant, no compensation expense is recorded.

RESULTS OF OPERATIONS

      Platinum Holdings completed its initial public offering and assumed certain rights and obligations of the reinsurance business from St. Paul in November 2002. Consequently, the operations of the Company commenced in November 2002 and there are no operations in comparable prior periods.

      Net premiums written for the three months ended March 31, 2003 were $360,092,000 and $298,114,000 for the period from November 1, 2002 through December 31, 2002. Net premiums written in 2002 includes $244,000,000 of unearned premiums assumed from St. Paul as of November 2, 2002. Net premiums written for the three months ended March 31, 2003 increased significantly as compared to net premiums written for the period ended December 31, 2002, exclusive of the November 2, 2002 assumption Most premiums are written in the first month of any given quarter and thus a greater amount of premium is written in the first three months of the year than in the last two months. Additionally, premiums from reinsurance contracts in any given underwriting year may be generated over several calendar years. Consequently, premiums written in 2003 include premiums from reinsurance contracts underwritten in 2003 and 2002 whereas net premiums written in 2002 includes only reinsurance contracts becoming effective in 2002. Net premiums earned were $238,069,000 for the three months ended March 31, 2003 and $107,098,000 for the period from November 1, 2002 through December 31, 2002. The increase in net premiums earned as compared to the period ended December 31, 2002 is the result of the additional month of earned premiums in 2003 as well as the increasing net premiums written.

      Net investment income from fixed maturities and cash and cash equivalents was $14,203,000 for the three months ended March 31, 2003 resulting in a cost basis yield of 4%. The yield is reflective of current market yields.

      Losses and LAE incurred were $138,803,000 for the three months ended March 31, 2003. The ratio of losses and LAE incurred to premiums earned, also referred to as loss ratio, was 58.3% for the three months ended March 31, 2003. The loss ratio for the period from November 1, 2002 through December 31, 2002 was 56.4%. Both periods were favorably impacted by the absence of any major catastrophe losses during the quarter.

      Acquisition costs include brokerage, commissions and other direct underwriting expenses associated with underwriting activities and were $51,719,000 for the three months ended March 31, 2003 representing 21.7% of net premiums earned as compared to 23.8% during the period ended December 31, 2002. The modest improvement is due primarily to an increasing premium base. Operating expenses were $20,169,000 and include other underwriting expenses related to the reinsurance operations as well as costs associated with the Bermuda holding company.

SEGMENT INFORMATION

      The Company has organized its worldwide reinsurance business around three operating segments. The following table summarizes underwriting activity and ratios for the three operating segments for the three months ended March 31, 2003 ($000's):

                             Global
                            Property
                              and          Global        Finite
                             Marine       Casualty        Risk         Total
                             ------       --------        ----         -----
Net premiums earned         $ 89,932      $ 77,726      $ 70,411      $238,069
Losses and LAE                41,585        53,907        43,311       138,803
Acquisition costs             15,618        19,029        17,072        51,719
Other underwriting
  expenses                    10,459         4,618         2,137        17,214
                            --------      --------      --------      --------
     Underwriting income    $ 22,270      $    172      $  7,891      $ 30,333
                            ========      ========      ========      ========

                                   Global
                                  Property
                                     and      Global     Finite
                                   Marine    Casualty     Risk      Total
                                   ------    --------     ----      -----
Ratios:
  Losses and LAE                     46.2%      69.4%      61.5%      58.3%
  Acquisition costs                  17.4%      24.5%      24.2%      21.7%
  Other underwriting expense         11.6%       5.9%       3.0%       7.2%
                                     ----       ----       ----       ----
     Combined ratio                  75.2%      99.8%      88.7%      87.2%
                                     ====       ====       ====       ====

  GLOBAL PROPERTY AND MARINE

      The Global Property and Marine operating segment includes principally property and marine reinsurance coverages that are written both in the United States and international markets. This business includes catastrophe excess-of-loss reinsurance treaties and property per risk excess-of-loss treaties and property proportional treaties. This operating segment generated 33% of the Company's net premiums written for the three months ended March 31, 2003.

      Net premiums written were $117,767,000 for the three months ended March 31, 2003 and $89,341,000 for the period from November 1, 2002 through December 31, 2002. Net premiums written for the three months ended March 31, 2003 was the result of business underwritten by the company as opposed to net premiums written for the period from November 1, 2002 through December 31, 2002 which was primarily unearned premiums assumed under the St. Paul quota share retrocession agreement. Net earned premiums were $89,932,000 for the three months ended March 31, 2003 and $43,047,000 for the period from November 1, 2002 through December 31, 2002. The increase in net earned premiums is consistent with the increase in net premiums written.

      The loss ratio of 46.2% was favorably impacted by the absence of any major catastrophe losses during the quarter. Acquisition costs were 17.4% of net premiums earned. Other underwriting expenses were $10,459,000, and represents costs associated with the property segment, including $2,822,000 of fees relating to an agreement with Renaissance Re that provides for a periodic review and assistance in measuring risk and managing aggregate catastrophe exposures.

  GLOBAL CASUALTY

      The Global Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general liability, professional liability, workers' compensation and automobile liability. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. We generally write casualty reinsurance on an excess-of-loss basis which responds when all claims from multiple original insureds from a single event for a particular ceding company exceeds our attachment point. This operating segment generated 32% of the Company's net premiums written for the three months ended March 31, 2003.

      Net premiums written were $113,694,000 for the three months ended March 31, 2003 and $164,929,000 for the period from November 1, 2002 through December 31, 2002. Net premiums written for the three months ended March 31, 2003 was the result of business underwritten by the Company as opposed to net premiums written for the period from November 1, 2002 through December 31, 2002 which was primarily unearned premium assumed under the St. Paul quota share retrocession agreement. Net earned premiums were $77,726,000 for the three months ended March 31, 2003 and $39,320,000 for the period from November 1, 2002 through December 31, 2002. The net earned premium is impacted by the same factors as the net premium written.

      The loss ratio incurred for the Global Casualty segment was 69.4% for the three months ended March 31, 2003. Acquisition expenses were $19,029,000 and represent 24.5% of net earned premiums. Other underwriting expenses were $4,618,000 and represents costs associated with the casualty segment.

  FINITE RISK

      The Finite Risk operating segment includes principally finite reinsurance solutions to ceding companies whose needs may not be met efficiently through traditional reinsurance products. We focus on providing such clients with customized solutions for their risk management and other financial management needs. The classes of risks underwritten through finite products are generally consistent with the classes covered using traditional products. This operating segment generated 36% of the Company's net premiums written for the three months ended March 31, 2003.

      Net premiums written were $128,630,000 for the three months ended March 31, 2003 and $43,844,000 for the period from November 1, 2002 through December 31, 2002. Finite risk premiums tend to be written on an opportunistic basis and several significant finite Quota share treaties were written in the three months ended March 31, 2003. Net premiums written for the period from November 1, 2002 through December 31, 2002 includes premiums assumed under the 2002 St. Paul quota share retrocession agreement. Net earned premiums for the three months ended March 31, 2003 were $70,411,000 and $24,731,000 for the period from November 1, 2002 through December 31, 2002. The net earned premium is impacted by the same factors as the net premium written.

      The loss ratio incurred for the Finite Risk segment of 61.5% for the three months ended March 31, 2003 was also favorably impacted by the absence of any major catastrophe activity. Acquisition expenses were $17,072,000 and represent 24.2% of net earned premiums. Other underwriting expenses were $2,137,000 and represents costs associated with the finite risk segment.

LIQUIDITY AND CAPITAL RESOURCES

  SOURCES OF CASH

      The consolidated sources of funds of the Company consist primarily of premiums written, losses recovered from retrocessionaires, investment income and proceeds from sales and redemption of investments. Net cash flow provided by operations was $181,646,000. Operating cash flow was used primarily to acquire additional investments.

      Invested assets were $1,333,433,000 as of March 31, 2003. The Company's fixed maturity investment portfolio primarily consists of investment grade bonds. The portfolio has an average duration of 3.4 years as of March 31, 2003. Management continually monitors the composition of the investment portfolio and cash flows from the portfolio in order to maintain the appropriate levels of liquidity in order to ensure the Company's ability to satisfy claims. Investments with a carrying value of $356,478,000 and cash and cash equivalents of $57,097,000 at March 31, 2003 were held in trust to secure an equivalent amount of liabilities arising under the quota share retrocession agreements with St. Paul.

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

      Platinum Holdings has entered into a 364-day committed credit facility with a group of banks which provides $100,000,000 of aggregate borrowing capacity. The credit facility contains various covenants and agreements, including the requirement to maintain a specified tangible net worth and leverage ratios, and terminates on June 20, 2003 unless extended with the consent of the banks. Although there can be no assurance, the Company expects to be able to extend the current credit facility upon its expiration or negotiate a new credit facility on substantially comparable terms. As of March 31, 2003, there were no amounts outstanding pursuant to the credit facility.

  LIQUIDITY REQUIREMENTS

      The principal consolidated cash requirements of the Company are the payment of losses and LAE, commissions, brokerages, operating expenses, dividends to its shareholders, the servicing of debt, (including interest payments on the senior notes and contract adjustment payments on the purchase contracts included in the Company's equity security units), the acquisition of and investment in businesses, capital expenditures, premiums retroceded and excise taxes.

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

      The payment of dividends and other distributions from the Company's regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of the Company in 2003 without prior regulatory approval is estimated to be $127,313,000.

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

ECONOMIC CONDITIONS

      Periods of moderate economic recession or inflation tend not to have a significant direct effect on the Company's underwriting operations. Significant inflationary or recessionary periods can, however, impact the Company's underwriting operations and investment portfolio. Management considers the potential impact of economic trends in estimating its unpaid losses and LAE. Management believes that the underwriting controls it maintains assist in estimating ultimate claim costs and lessen the potential adverse impact of the economy on the Company. A decrease in interest rates will tend to decrease the Company's yield and have a positive effect on the fair value of its invested assets. An increase in interest rates will tend to increase the Company's yield and have a negative effect on the fair value of its invested assets.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND CREDIT RISK

      The Company's principal invested assets are fixed maturities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower's ability to repay the debt. The Company's strategy to limit this risk is to place its investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or industry. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities. The Company attempts to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating of A2 as defined by Moody's Investor Service. As of March 31, 2003, the portfolio has a dollar weighted average rating of AA3.

      The Company has other receivable amounts subject to credit risk. The most significant of these are reinsurance premiums receivable and reinsurance recoverables. To mitigate credit risk related to these counterparties, we establish business and financial standards for reinsurer approval, incorporate ratings by major rating agencies and consider current market information, and obtain letters of credit where deemed necessary. We also establish similar minimum rating standards for ceding companies.

FOREIGN CURRENCY RISK

      The Company's principal exposure to foreign currency risk is its obligation to settle claims in foreign currencies. The Company may manage its exposure by entering into forward contracts for foreign currency claims in the event of a large or catastrophic loss denominated in a foreign currency.

SOURCES OF FAIR VALUE

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of March 31, 2003 ($ in thousands):

                             Carrying         Fair
                              Amount          Value
                              ------          -----
Financial assets:
  Fixed maturities          $1,333,433      $1,333,433

Financial liabilities:
  Debt obligations          $  137,500      $  152,900

      The fair values of financial instruments are based on quoted market prices at the reporting date for those or similar investments.

ITEM 4 CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

      In the normal course of business, the Company may become involved in various claims and legal proceedings. The Company is not currently aware of any pending or threatened material litigation.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5 OTHER INFORMATION

                            THE PREDECESSOR BUSINESS
                          The St. Paul Companies, Inc.
                        Reinsurance Underwriting Segment


Following is selected historical combined financial data for the three months ended March 31, 2002 of the reinsurance underwriting segment of The St. Paul Companies, Inc. (the Predecessor) prior to the initial public offering of Platinum Underwriters Holdings, Ltd. ("Platinum"). The Predecessor operations include the continuing business and related assets transferred to Platinum upon completion of its initial public offering as well as the reinsurance business that remained with The St. Paul Companies, Inc. ("St. Paul") after the public offering. Accordingly, underwriting results and combined statements of the Predecessor presented in this report are not indicative of the actual results of Platinum subsequent to the public offering.

In addition to the effect of the retention of certain portions of the Predecessor business by St. Paul and the exclusion of the corporate aggregate excess-of-loss reinsurance program of St. Paul, other factors may cause the actual results of Platinum to differ materially from the results of the Predecessor. For example, although Platinum continues to be afforded the benefits of St. Paul Re's retrocessional program for the 2002 underwriting year, Platinum has entered into reinsurance contracts with significantly different terms and conditions from those that have been made available to the Predecessor from St. Paul and which form the basis of the Predecessor's results. In addition, the Predecessor's combined statements reflect the discounting of the liability for certain assumed reinsurance contracts using rates up to 7.5%, based on its return on invested assets or, in many cases, on yields contractually guaranteed to it on funds held by the ceding company, as permitted by applicable law. If arrangements permitting Platinum to discount reserves to the same extent as the Predecessor are not made, reinsurance contracts of a similar type entered into in the future would be reported on an undiscounted basis.

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

             Combined Statement of Underwriting Results (Unaudited)
                    For the Three Months Ended March 31, 2002
                                 ($ in millions)


Net premiums earned
  Net premiums written                  $ 463
  Net change in unearned premiums         (86)
                                        -----
     Net premiums earned                  377
                                        -----
Underwriting deductions
  Losses and loss adjustment
   expenses incurred                      247
  Policy acquisition costs                100
  Other underwriting expenses              15
                                        -----
     Total underwriting deductions        362
                                        -----
     Net underwriting gain              $  15
                                        =====


     Combined Statement of Identifiable Underwriting Cash Flows (Unaudited)
                    For the Three Months Ended March 31, 2002
                                 ($ in millions)

Premiums collected, net                       $ 470
Losses and loss adjustment expenses paid       (284)

Policy acquisition expenses paid               (104)
Other underwriting expenses paid                (35)
                                              -----
     Net cash provided by underwriting        $  47
                                              =====


See accompanying notes to combined statements

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)
                    Notes to Combined Statements (Unaudited)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

      The accompanying combined statements include the identifiable reinsurance underwriting activity of the reinsurance underwriting segment of The St. Paul Companies, Inc. ("St. Paul"), for the three months ended March 31, 2002. The reinsurance underwriting segment of St. Paul represent the predecessor operations to Platinum Underwriters Holdings, Ltd. ("Platinum") and is hereinafter referred to as "Predecessor". The Predecessor statements are presented on a combined basis and include certain insurance and reinsurance subsidiaries of St. Paul, as well as the underwriting results of the reinsurance departments of St. Paul Fire and Marine Insurance Company ("Fire and Marine") and United States Fidelity and Guarantee Company ("USF&G"). Fire and Marine and USF&G are the two largest U.S. insurance subsidiaries of St. Paul.

      The amounts included in this report as of and for the three months ended are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation under U.S. GAAP. These combined financial statements should be read in conjunction with the combined statements of the Predecessor and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2002 of Platinum.

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

      The statements of underwriting results reconcile to the reinsurance underwriting segment results as reported in the Quarterly Report of St. Paul on Form 10-Q as of March 31, 2002 as filed with the Securities and Exchange Commission. It is the practice of St. Paul to evaluate the performance of its property-liability insurance underwriting segments on the basis of underwriting results.

      The combined statements of underwriting results and identifiable cash flows represent activity that is specifically attributable to the underwriting operations of the Predecessor. St. Paul manages its property-liability investment portfolio in the aggregate, as part of a separate segment and does not allocate assets, or investment income, to its respective underwriting segments. Additionally, the statement of identifiable cash flows includes only cash flow activity that is specifically attributable to the underwriting operations of Predecessor, and does not include any cash flows from investment and financing activities.

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

      In the first quarter of 2002, St. Paul was not party to an all-lines, corporate excess-of-loss reinsurance treaty. Predecessor was party to a separate aggregate excess-of-loss reinsurance treaty,

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)
               Notes to Combined Statements (Unaudited), continued


unrelated to the corporate treaty, in 2002. Coverage was not triggered under that treaty in the first quarter of 2002; however, Predecessor did record ceded written and earned premiums of $4 million, representing the initial premium for this treaty.

      The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses for the three months ended March 31, 2002 was as follows:

                               Assumed        Ceded           Net
                               -------        -----           ---
Premium written               $    493            30       $    463
Premium earned                     396            19            377
Insurance losses and LAE           246            (1)           247

3.    FOURTH QUARTER 2001 STRATEGIC REVIEW

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

      The net premiums earned and underwriting loss for three months ended March 31, 2002 for the businesses exited under these actions were $87 million and $3 million, respectively. During the three months ended March 31, 2002, St. Paul did not enter into a corporate aggregate excess-of loss reinsurance program.


4.    SEGMENT INFORMATION

      Predecessor has four reportable segments: North American Property, North American Casualty, International, and Finite Reinsurance. These segments are consistent with the manner in which Predecessor's business has been managed. Predecessor monitors and evaluates the performance of its segments based principally on their underwriting results. Assets are not specifically identifiable for these segments.

      The summary below presents premiums earned and underwriting results for Predecessor's reportable segments for the three months ended March 31, 2002:

                             Premium     Underwriting
                              earned      gain (loss)
                              ------      -----------
North American Property      $     64      $     25
North American Casualty           168           (28)
International                      57            28
Finite Risk                        88           (10)
                             --------      --------
   Total                          377            15
                             ========      ========

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 at the Sarbanes-Oxley Act of 2002.

      (b)   Reports of Form 8-K

                  On March 4, 2003 the Company filed a report on Form 8-K incorporating under Item 9 slides used by Jerome T. Fadden at the Association of Insurance and Financial Analysts Conference on March 4, 2003.

                  On February 14, 2003 the Company filed a report on Form 8-K incorporating under Item 5 the Company's press release reporting its financial results for its first two months of operations ended December 31, 2002 and a financial supplement.

                  On January 28, 2003 the Company filed a report on Form 8-K incorporating under Item 9 slides used by Jerome T. Fadden at the New York Society of Security Analysts Insurance conference on January 28, 2003.


                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PLATINUM UNDERWRITERS HOLDINGS, LTD
                                     ------------------------------------------
                                                    (Registrant)


Date: May 13, 2003                   By:/s/  JEROME T. FADDEN
                                     ------------------------------------------
                                     By: Jerome T. Fadden
                                     President and Chief Executive Officer


Date: May 13, 2003                   By:/s/  WILLIAM A. ROBBIE
                                     ------------------------------------------
                                     By: William A. Robbie
                                     Executive Vice President and Chief
                                     Financial Officer

             CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER


I, Jerome T. Fadden, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Platinum Underwriters Holdings, Ltd.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                   By: /s/ JEROME T. FADDEN
                                     ------------------------------------------
                                     By: Jerome T. Fadden
                                     President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, William A. Robbie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Platinum Underwriters Holdings, Ltd.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 13, 2003                   By: /s/ WILLIAM A. ROBBIE
                                     ------------------------------------------
                                     By: William A. Robbie
                                     Executive Vice President and Chief
                                     Financial Officer