Form 10-Q
period 2003-06-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2003-08-14
CIK 1171500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            | X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       or

            |  | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 001-31341

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                       ---------------------------------
             (Exact name of Registrant as specified in its charter)

            Bermuda                                     Not Applicable
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

         The Belvedere Building
           69 Pitts Bay Road
           Pembroke, Bermuda                               HM 08
(Address of principal executive offices)                 (Zip Code)

                                 (441) 295-7195
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 1, 2003, there were outstanding 43,024,000 common shares, par value $0.01 per share, of the Registrant.

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I  -  FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
  Platinum Underwriters Holdings, Ltd. And Subsidiaries
    Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and December 31, 2002................    1
    Consolidated Statements of Income and Comprehensive Income for the Three and
      Six Months Ended June 30, 2003 (Unaudited).....................................................    2
    Consolidated Statements of Changes in Shareholders' Equity for the Three and
      Six Months Ended June 30, 2003 (Unaudited).....................................................    3
    Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2003 (Unaudited)..........    4
    Notes to Condensed Consolidated Financial Statements (Unaudited).................................    5

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations for the Three and Six Months Ended June 30, 2003..................   10
Item 3.    Quantitative and Qualitative Disclosure about Market Risk.................................   19
Item 4.    Controls and Procedures...................................................................   20

PART II  - OTHER INFORMATION

Item 1.    Legal Proceedings.........................................................................   21
Item 2.    Changes in Securities and Use of Proceeds.................................................   21
Item 3.    Defaults Upon Senior Securities...........................................................   21
Item 4.    Submission of Matters to a Vote of Security Holders.......................................   21
Item 5.    Other Information.........................................................................   22
  Combined Financial Data of Reinsurance Underwriting Segment of The St. Paul Companies, Inc.
    (Predecessor)
      Combined Statement of Underwriting Results for the Three and Six Months Ended June 30, 2002
        (Unaudited)..................................................................................   23
      Combined Statement of Identifiable Underwriting Cash Flows for the Three and Six Months Ended
        June 30, 2002 (Unaudited)....................................................................   23
      Notes to Combined Statements of June 30, 2002 (Unaudited)......................................   24

Item 6.    Exhibits and Reports on Form 8-K..........................................................   27
    (a)  Exhibits....................................................................................   27
    (b)  Reports on Form 8-K.........................................................................   27

SIGNATURES...........................................................................................   28

                         PART I - FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       ($ in thousands, except share data)

                                                                              (Unaudited)
                                                                                June 30,       December 31,
                                                                                  2003             2002
                                                                              ------------     ------------
                              ASSETS
Fixed maturities available-for-sale at fair value
  (amortized cost - $1,447,937 and $1,052,923, respectively)                  $  1,496,797     $  1,065,216
Cash and cash equivalents                                                          124,633          281,486
Accrued investment income                                                           13,286            9,993
Reinsurance premiums receivable                                                    475,204            5,599
Reinsurance recoverable on ceded losses and loss adjustment expenses                 1,286                -
Prepaid reinsurance premiums                                                         8,352                -
Amounts receivable from The St. Paul Companies, Inc.                                   814          162,908
Funds held by ceding companies                                                      44,203           54,902
Deferred acquisition costs                                                          82,435           49,332
Deferred taxes                                                                       2,411                -
Other assets                                                                         7,683           15,451
                                                                              ------------     ------------
        Total assets                                                          $  2,257,104     $  1,644,887
                                                                              ============     ============

                    LIABILTIES AND SHAREHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses                                  $    533,310     $    281,659
  Unearned premiums                                                                351,759          191,016
  Reinsurance deposit liabilities                                                    5,904           23,661
  Debt obligations                                                                 137,500          137,500
  Ceded premiums payable                                                            10,013                -
  Commissions payable                                                              154,831           37,562
  Income taxes payable                                                              22,125                -
  Deferred taxes                                                                         -            6,496
  Other liabilities                                                                 37,774           45,747
                                                                              ------------     ------------
        Total liabilities                                                        1,253,216          723,641
                                                                              ------------     ------------
Shareholders' Equity
  Preferred shares, $.01 par value, 25,000,000 shares authorized,
    no shares issued or outstanding                                                      -                -
  Common shares, $.01 par value, 200,000,000 shares authorized, 43,004,000
    shares issued and outstanding                                                      430              430
  Additional paid-in capital                                                       908,136          903,797
  Accumulated other comprehensive income                                            38,573           10,581
  Retained earnings                                                                 56,749            6,438
                                                                              ------------     ------------
        Total shareholders' equity                                               1,003,888          921,246
                                                                              ------------     ------------
        Total liabilities and shareholders' equity                            $  2,257,104     $  1,644,887
                                                                              ============     ============

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (Unaudited)
                For the Three and Six Months Ended June 30, 2003
                     ($ in thousands, except per share data)

                                                                             Three Months       Six Months
                                                                                Ended             Ended
                                                                            June 30, 2003     June 30, 2003
                                                                            --------------    --------------
Revenue:
  Net premiums earned                                                        $   279,376        $  517,446
  Net investment income                                                           13,431            27,634
  Net realized capital gains                                                         519             1,263
  Other income                                                                     2,749             3,900
                                                                             -----------        ----------
        Total revenue                                                            296,075           550,243
                                                                             -----------        ----------
Expenses:
  Losses and loss adjustment expenses                                            156,801           295,605
  Acquisition expenses                                                            60,376           112,095
  Operating expenses                                                              32,995            53,164
  Net foreign currency exchange losses                                             4,736             4,812
  Interest expense                                                                 2,238             4,706
                                                                             -----------        ----------
        Total expenses                                                           257,146           470,382
                                                                             -----------        ----------
        Income before income tax expense                                          38,929            79,861
Income tax expense                                                                12,324            22,670
                                                                             -----------        ----------
        Net income                                                           $    26,605        $   57,191
                                                                             ===========        ==========
Earnings per share:
  Basic earnings per share                                                   $      0.62        $     1.33
  Diluted earnings per share                                                 $      0.57        $     1.23

Shareholder dividends:
  Dividends declared                                                         $     3,440        $    6,880
  Dividends declared per share                                               $      0.08        $     0.16

Comprehensive income:

  Net income                                                                 $    26,605        $   57,191
  Other comprehensive income:
    Net change in unrealized gains on available-for-sale securities,
      net of deferred tax                                                         20,345            27,992
                                                                             -----------        ----------
        Comprehensive income                                                 $    46,950        $   85,183
                                                                             ===========        ==========

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                For the Three and Six Months Ended June 30, 2003
                                ($ in thousands)

                                                                             Three Months       Six Months
                                                                                Ended             Ended
                                                                            June 30, 2003     June 30, 2003
                                                                            --------------    --------------
Preferred shares:
  Balances at beginning and end of period                                    $         -       $          -
                                                                             -----------       ------------

Common shares:
  Balances at beginning and end of period                                            430                430
                                                                             -----------       ------------

Additional paid-in-capital:
  Balance at beginning of period                                                 903,797            903,797
  Stock based compensation expense                                                 4,339              4,339
                                                                             -----------       ------------
    Balances at end of period                                                    908,136            908,136
                                                                             -----------       ------------

Accumulated other comprehensive income:
  Balance at beginning of periods                                                 18,228             10,581
  Net change in unrealized gains on available-for-sale securities, net
    of deferred tax                                                               20,345             27,992
                                                                             -----------       ------------
    Balances at end of period                                                     38,573             38,573
                                                                             -----------       ------------

Retained earnings:
  Balance at beginning of period                                                  33,584              6,438
  Net income                                                                      26,605             57,191
  Dividends to shareholders                                                       (3,440)            (6,880)
                                                                             -----------       ------------
    Balances at end of period                                                     56,749             56,749
                                                                             -----------       ------------
Total shareholders' equity                                                   $ 1,003,888       $  1,003,888
                                                                             -----------       ------------

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Unaudited)
                     For the Six Months Ended June 30, 2003
                                ($ in thousands)

Operating Activities:
  Net income                                                                      $   57,191
  Adjustments to reconcile net income to cash used in operations:
    Depreciation and amortization                                                     10,242
    Net realized gain on investments                                                  (1,263)
    Stock based compensation                                                           4,339
    Changes in assets and liabilities:
      Increase in accrued investment income                                           (3,293)
      Increase in reinsurance premiums receivable                                   (469,605)
      Decrease in amounts receivable from The St. Paul Companies, Inc.               162,094
      Decrease in funds held by ceding companies                                      10,699
      Increase in deferred acquisition costs                                         (33,103)
      Increase in unpaid losses and loss adjustment expenses                         250,365
      Increase in unearned premiums                                                  152,391
      Increase in commissions payable                                                117,269
      Increase in income taxes payable                                                22,125
      Decrease in deferred taxes                                                     (17,482)
      Decrease in reinsurance deposit liabilities                                    (17,757)
      Increase in ceded premiums payable                                              10,013
      Decrease in other assets and liabilities                                         7,671
  Other, net                                                                              (2)
                                                                                  ----------
        Net cash provided by operating activities                                    261,894
                                                                                  ----------

Investing Activities:
  Fixed maturities sold                                                              257,565
  Fixed maturities matured and called                                                 58,877
  Fixed maturities acquired                                                         (728,309)
                                                                                  ----------
        Net cash used in investing activities                                       (411,867)
                                                                                  ----------

Financing Activities - Dividends to shareholders                                      (6,880)

                                                                                  ----------
        Net decrease in cash and cash equivalents                                   (156,853)

Cash and cash equivalents at beginning of period                                     281,486

                                                                                  ----------
Cash and cash equivalents at end of period                                        $  124,633
                                                                                  ==========

Supplemental disclosures of cash flow information:
  Income taxes paid                                                               $   16,257
  Interest paid                                                                        5,214

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  June 30, 2003

NOTE 1     BASIS OF PRESENTATION

         The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Platinum Underwriters Holdings, Ltd. and its subsidiaries (the "Company"), including Platinum Re (UK) Limited, Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda"), Platinum Underwriters Finance, Inc., Platinum Regency Holdings and Platinum Underwriters Reinsurance, Inc. ("Platinum US"). All material inter-company transactions have been eliminated in preparing these consolidated financial statements. The amounts included in this report as of and for the three and six months ended June 30, 2003 are unaudited and include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation under U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

         In November 2002, Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") completed an initial public offering of 33,044,000 common shares. Concurrent with the public offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Companies, Inc. ("St. Paul") and 3,960,000 common shares to RenaissanceRe Holdings Ltd. in private placements. In addition to the common shares issued, the Company issued equity security units, consisting of a contract to purchase common shares in 2005 and an ownership interest in a senior note due 2007. Also, concurrent with these transactions, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses ("LAE"), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the "Quota Share Retrocession Agreements").

Stock-Based Compensation

         Pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, if the exercise price of the Company's employee share options is equal to or greater than the fair market value of the underlying stock on the date of the grant, no compensation expense is recorded.

         Had the Company calculated and recorded compensation expense for share option grants based on the "fair value" method described in SFAS 123, net income and earnings per share, net of tax, for the three and six months ended June 30, 2003 would have been the pro forma amounts as indicated below ($ in thousands, except per share data):

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
                                  June 30, 2003

                                            Three Months         Six Months
                                                Ended              Ended
                                            June 30, 2003      June 30, 2003
                                           ---------------    ----------------
Stock-based compensation expense:
  As reported                                $    4,339          $   4,339
  Pro forma                                       9,841             11,474

Net income:
  As reported                                $   26,605          $  57,191
  Pro forma                                      21,103             50,056

Basic earnings per share:
  As reported                                $     0.62          $    1.33
  Pro forma                                        0.49               1.16

Diluted earnings per share:
  As reported                                $     0.57          $    1.23
  Pro forma                                        0.46               1.09

         On May 13, 2003 the Company entered into a Separation and Consulting Agreement with its former President and Chief Executive Officer pursuant to which the Company paid him $4,950,000 and on June 1, 2003 fully vested his option to purchase 975,000 of the Company's common shares with an exercise period of five years. The differential between the option price and the market value of 975,000 common shares on May 13, 2003 of $4,339,000 was recognized as compensation expense with a corresponding credit to additional paid in capital.

NOTE 2     INVESTMENTS

         Investments classified as available-for-sale are carried at fair value as of the balance sheet date. Net change in unrealized investment gains for the three and six months ended June 30, 2003 were as follows ($ in thousands):

                                                  Three Months     Six Months
                                                     Ended           Ended
                                                 June 30, 2003   June 30, 2003
                                                 -------------   --------------
Fixed maturities                                  $    26,477     $     36,567
Less deferred taxes                                    (6,132)          (8,575)
                                                  -----------     ------------
        Net change in unrealized gains            $    20,345     $     27,992
                                                  -----------     ------------

         Investments with a carrying value of $374,598,000 and cash and cash equivalents of $17,087,000 at June 30, 2003 were held in trust as security for an equivalent amount of liabilities ceded by St. Paul to the Company under the Quota Share Retrocession Agreements.

         As a result of interest rate changes, net unrealized gains declined from $48,860,000 as of June 30, 2003 to $255,000 as of July 31, 2003.

NOTE 3     EARNINGS PER SHARE

         Following is a reconciliation of the numerators and denominators of the basic and diluted

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
                                  June 30, 2003

earnings per share computations for the three and six months ended June 30, 2003 (amounts in thousands, except per share data):

                                                                 Weighted
                                                                  Average         Net
                                                                  Shares        Income
                                                  Net Income    Outstanding    Per Share
                                                  ----------    -----------    ---------
Three Months Ended June 30, 2003:
Basic earnings per share:
  Income available to common shareholders          $  26,605      43,004       $   0.62
Effect of dilutive securities:
  Share options                                            -         659
  Equity Security Units                                1,481       5,208
Diluted earnings per share:
                                                   ---------      ------
  Income available to common shareholders          $  28,086      48,871       $   0.57
                                                   ---------      ------
Six Months Ended June 30, 2003:
Basic earnings per share:
  Income available to common shareholders          $  57,191      43,004       $   1.33

Effect of dilutive securities:
  Share options                                            -         478
  Equity Security Units                                3,114       5,450

Diluted earnings per share:
                                                   ---------      ------
  Income available to common shareholders          $  60,305      48,932       $   1.23
                                                   ---------      ------

NOTE 4     OPERATING SEGMENT INFORMATION

         The Company conducts its worldwide reinsurance business through three operating segments: Global Property and Marine, Global Casualty and Finite Risk. The Global Property and Marine operating segment includes principally property and marine reinsurance coverages that are written both in the United States and international markets. This business consists of catastrophe excess-of-loss reinsurance treaties, property per risk excess-of-loss treaties and property proportional treaties. The Global Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general liability, professional liability, workers' compensation and automobile liability. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.

         The following table summarizes underwriting activity and ratios for the operating segments together with a reconciliation of underwriting income to income before income taxes for the three and six months ended June 30, 2003 ($ in thousands):

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
                                  June 30, 2003

                                                            Global
                                                           Property          Global          Finite
                                                          and Marine        Casualty          Risk           Total
                                                          ----------       ----------      ----------      ----------
Three Months Ended June 30, 2003:
Net premiums written                                      $   83,487          132,320          91,436      $  307,243
                                                          ----------       ----------      ----------      ----------
Net premiums earned                                           94,006          105,951          79,419         279,376
Losses and LAE                                                52,469           74,530          29,802         156,801
Acquisition expenses                                          13,186           26,449          20,741          60,376
Other underwriting expenses                                   10,372            4,542           4,732          19,646
                                                          ----------       ----------      ----------      ----------
        Segment underwriting income                       $   17,979              430          24,144      $   42,553
                                                          ----------       ----------      ----------
Corporate expenses not allocated to segments                                                                  (13,349)
Net foreign currency exchange losses                                                                           (4,736)
Interest expense                                                                                               (2,238)
Net investment income, net realized capital gains and
  other income                                                                                                 16,699
                                                                                                           ----------
        Income before income tax expense                                                                   $   38,929
                                                                                                           ----------
Ratios:
  Losses and LAE                                                55.8%            70.3%           37.5%           56.1%
  Acquisition costs                                             14.0%            25.0%           26.1%           21.6%
  Other underwriting expenses                                   11.0%             4.3%            6.0%            7.0%
                                                          ----------       ----------      ----------      ----------
        Combined                                                80.8%            99.6%           69.6%           84.7%
                                                          ----------       ----------      ----------      ----------
Six Months Ended June 30, 2003:
Net premiums written                                      $  201,255          246,014         220,066      $  667,335
                                                          ----------       ----------      ----------      ----------
Net premiums earned                                          183,939          183,677         149,830         517,446
Losses and LAE                                                94,055          128,437          73,113         295,605
Acquisition expenses                                          28,804           45,478          37,813         112,095
Other underwriting expenses                                   20,831            9,160           6,869          36,860
                                                          ----------       ----------      ----------      ----------
        Segment underwriting income                       $   40,249              602          32,035      $   72,886
                                                          ----------       ----------      ----------
Corporate expenses not allocated to segments                                                                  (16,304)
Net foreign currency exchange loss                                                                             (4,812)
Interest expense                                                                                               (4,706)
Net investment income, net realized capital gains and
  other income                                                                                                 32,797
                                                                                                           ----------
        Income before income tax expense                                                                   $   79,861
                                                                                                           ----------
Ratios:
  Losses and LAE                                                51.1%            69.9%           48.8%           57.1%
  Acquisition costs                                             15.7%            24.8%           25.2%           21.7%
  Operating expenses                                            11.3%             5.0%            4.6%            7.1%
                                                          ----------       ----------      ----------      ----------
        Combined                                                78.1%            99.7%           78.6%           85.9%
                                                          ----------       ----------      ----------      ----------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
                                  June 30, 2003

NOTE 5     LEASE COMMITMENTS

         Subsequent to June 30, 2003, Platinum US entered into a non-cancelable operating lease for office space. Future minimum annual lease commitments under various non-cancelable operating leases for the Company's office facilities, which expire at various dates through 2013, are as follows: ($ in thousands):

Years Ending December 31,
2003                                          $  1,007
2004                                             1,105
2005                                             2,084
2006                                             2,099
2007                                             1,786
2008                                             1,860
Thereafter                                       4,836
                                              --------
      Total                                   $ 14,777
                                              --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

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

         In November 2002 Platinum Holdings completed an initial public offering of 33,044,000 common shares. Concurrent with the public offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Companies, Inc. ("St. Paul") and 3,960,000 common shares to RenaissanceRe Holdings Ltd. ("RenaissanceRe") in private placements. In addition to the common shares issued, the Company issued equity security units, consisting of a contract to purchase common shares in 2005 and an ownership interest in a senior note due 2007. Also, concurrent with these transactions, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses ("LAE"), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the "Quota Share Retrocession Agreements").

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

    (9) general political and economic conditions, including the effects of civil unrest, war or a prolonged U.S. or global economic downturn or recession;

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

         It is important to understand the Company's accounting policies in order to understand its consolidated financial statements. Certain critical accounting policies require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the period being reported upon. Certain of the estimates result from judgments that can be subjective and complex, and consequently actual results may materially differ from these estimates. The Company's critical accounting policies involve written, earned and unearned premiums, unpaid losses and LAE, reinsurance risk transfer, other than temporary declines in fair value of investments, income taxes and stock-based compensation. The critical accounting policies discussed herein are discussed in more detail in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         Due to the nature of reinsurance, premiums are not always reported by the ceding company to the Company in a timely manner. Additionally, premiums on proportional treaty contracts are generally not reported to the Company until after the reinsurance coverage has incepted and the Company is at risk. Consequently, an estimate of premiums written and earned but not reported ("EBNR") is recorded. The Company estimates EBNR based on estimates of ultimate premium, unearned premiums and premiums reported from ceding companies. Along with estimating EBNR the Company records the expenses associated with these premiums in the form of losses, LAE and commissions. Unpaid losses and LAE represent an estimate of the expected cost of the ultimate settlement and administration of losses. Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of claims severity and frequency, length of time before a claim is actually settled, judicial theories of liability and other third party factors which are often beyond our control. Due to the inherent uncertainty associated with the estimation process, the ultimate liability may materially differ from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period's results.

         Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been met. The assessment of whether a reinsurance contract has met risk transfer requirements involves significant assumptions being made relating to the expected future experience under the contract and applying this experience to the contract terms. Reinsurance contracts that do not transfer significant insurance risk are accounted for as deposits with interest expense credited to the contract deposit.

         Unrealized losses in the value of individual securities considered by management to be other than temporary is charged to income in the period it is determined. The Company monitors the difference between cost and the estimated fair value of investments, which involves uncertainty as to whether declines in value are temporary in nature. When a decline in fair value of an investment is considered to be "other than temporary," the investment is written down to fair value and a realized loss is recorded. Management's assessment of a decline in value includes current judgment as to the financial position and future prospects of the issuer of the investment security.

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

         The Company has elected to use the intrinsic value method of accounting for share-based awards granted, established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", under which if the exercise price of the Company's employee share options is equal to or greater than the fair market value of the underlying share on the date of the grant, no compensation expense is recorded.

RESULTS OF OPERATIONS

         Platinum Holdings completed its initial public offering and assumed certain rights and obligations of the reinsurance business from St. Paul in November 2002. Consequently, the operations of the Company commenced in November 2002 and there are no comparable periods in 2002 for comparison.

         Net premiums written for the three months ended June 30, 2003 and March 31, 2003 were $307,243,000 and $360,091,000, respectively. Net written premiums declined from the first quarter as there are fewer contracts incepting in the second quarter and, consequently, less premium tends to be written. Overall, premiums written increased in 2003 over 2002 due to increased underwriting activity in an improving casualty marketplace and the commencement of a second underwriting year in 2003, as well as the seasonal increase in first quarter premium production. Premiums from reinsurance contracts in any given calendar year may be generated by several underwriting years and premiums written in 2003 include premiums from reinsurance contracts incepting in 2003 and 2002, whereas net premiums written in 2002 include only reinsurance contracts becoming effective in 2002.

         Net premiums earned for the three months ended June 30, 2003 and March 31, 2003 were $279,376,000 and $238,069,000, respectively. Generally, the increases in net premiums earned are consistent with normal recognition of premiums earned over the exposure periods for the business written. Net premiums earned as a percent of net premiums written for the three months ended June 30, 2003 and March 31, 2003 were 90.9% and 66.1%, respectively, and the increase was the result of development of the book of business.

         Net investment income for the three months ended June 30, 2003 and March 31, 2003, was $13,431,000 and $14,203,000, respectively. Net investment income in the three months ended March 31, 2003 includes $1,357,000 of interest received from St. Paul on balances due relating to the Quota Share Reinsurance Agreements. Net realized capital gains of $519,000 and $1,263,000 for the three and six months ended June 30, 2003 are the result of management of portfolio credit and duration.

         Other income for the three months ended June 30, 2003 and March 31, 2003 was $2,749,000 and $1,151,000, respectively, and represents earnings on reinsurance contracts accounted for as deposits. Net foreign currency exchange losses for the three months ended June 30, 2003 and March 31, 2003 were $4,736,000 and $76,000, respectively and resulted from the conversion of insurance liabilities denominated in foreign currencies into U.S. dollars.

         Losses and LAE incurred for the three months ended June 30, 2003 and March 31, 2003 were $156,801,000 and $138,803,000, respectively. The ratio of losses and LAE incurred to premiums earned, also referred to as loss ratio, was 56.1% and 58.3%, respectively. Losses and LAE incurred for the three months ended June 30, 2003 include provisions for losses arising from storms and flooding in the Southwest United States in April and tornadoes in the Midwest United States in May. However, overall both periods were favorably impacted by a low level of catastrophe losses.

         Acquisition expenses include brokerage, commissions and other direct underwriting expenses associated with underwriting activities and for the three months ended June 30, 2003 and March 31, 2003 were $60,376,000 and $51,719,000, respectively. The resulting acquisition expense ratios for three months ended June 30, 2003 and March 31, 2003 were comparable overall at 21.6% and 21.7%, respectively.

         Operating expenses for the three months ended June 30, 2003 and March 31, 2003 were $32,995,000 and $20,169,000, respectively, and include a charge for $9,289,000 for the payment to and share option expense of the Company's former chief executive, other underwriting expenses related to the reinsurance operations as well as costs associated with the Bermuda holding company.

         Interest expense for the three months ended June 30, 2003 and March 31, 2003 was $2,238,000 and $2,468,000, respectively, and relates to the Company's equity security units classified as debt obligations on the balance sheet.

         Income tax expense for the three months ended June 30, 2003 and March 31, 2003 was $12,324,000 and $10,346,000, respectively. The resulting effective tax rates were 31.7% and 25.3%, respectively. The effective tax rate for the three months ended June 30, 2003 reflects the fact the most of the Company's income before income tax expense was derived from the 2002 underwriting year which is contractually required to be retained in the U.S. and which is taxed at 35%. The effective tax rate for the three months ended June 30, 2003 was also affected by expenses related to the separation and consulting agreement of the Company's former chief executive officer that were incurred by the Company's Bermuda holding company which, when combined with the income before income tax expense from subsidiaries in taxable jurisdictions, increased the effective tax rate.

SEGMENT INFORMATION

         The Company conducts its worldwide reinsurance business through three operating segments. The following table summarizes underwriting activity and ratios for the three operating segments for the three months ended March 31, 2003 and the three and six months ended June 30, 2003 ($ in thousands):

                                          Global
                                         Property          Global         Finite
                                        and Marine        Casualty         Risk            Total
                                        ----------      -----------     -----------     -----------
Three months ended March 31, 2003
Net premiums written                    $  117,767          113,694         128,630     $   360,091
                                        ----------      -----------     -----------     -----------
Net premiums earned                         89,932           77,726          70,411         238,069
Losses and LAE                              41,585           53,907          43,311         138,803
Acquisition costs                           15,618           19,029          17,072          51,719
Other underwriting expenses                 10,459            4,618           2,137          17,214
                                        ----------      -----------     -----------     -----------
        Underwriting income             $   22,270              172           7,891     $    30,333
                                        ----------      -----------     -----------     -----------
Ratios:
  Losses and LAE                              46.2%            69.4%           61.5%           58.3%
  Acquisition costs                           17.4%            24.5%           24.2%           21.7%
  Other underwriting expense                  11.6%             5.9%            3.0%            7.2%
                                        ----------      -----------     -----------     -----------
        Combined ratio                        75.2%            99.8%           88.7%           87.2%
                                        ----------      -----------     -----------     -----------
Three months ended June 30, 2003
Net premiums written                    $   83,487          132,320          91,436     $   307,243
                                        ----------      -----------     -----------     -----------
Net premiums earned                         94,006          105,951          79,419         279,376
Losses and LAE                              52,469           74,530          29,802         156,801
Acquisition costs                           13,186           26,449          20,741          60,376
Other underwriting expenses                 10,372            4,542           4,732          19,646
                                        ----------      -----------     -----------     -----------
        Underwriting income             $   17,979              430          24,144     $    42,553
                                        ----------      -----------     -----------     -----------
Ratios:
  Losses and LAE                              55.8%            70.3%           37.5%           56.1%
  Acquisition costs                           14.0%            25.0%           26.1%           21.6%
  Other underwriting expense                  11.0%             4.3%            6.0%            7.0%
                                        ----------      -----------     -----------     -----------
        Combined ratio                        80.8%            99.6%           69.6%           84.7%
                                        ----------      -----------     -----------     -----------

                                        Global
                                       Property        Global          Finite
                                      and Marine      Casualty          Risk           Total
                                      ----------     ----------     -----------     -----------
Six months ended June 30, 2003
Net premiums written                     201,255        246,014         220,066         667,335
                                      ----------     ----------     -----------     -----------
Net premiums earned                   $  183,939        183,677         149,830     $   517,446
Losses and LAE                            94,055        128,437          73,113         295,605
Acquisition costs                         28,804         45,478          37,813         112,095
Other underwriting expenses               20,831          9,160           6,869          36,860
                                      ----------     ----------     -----------     -----------
        Underwriting income           $   40,249            602          32,035     $    72,886
                                      ----------     ----------     -----------     -----------
Ratios:
  Losses and LAE                            51.1%          69.9%           48.8%           57.1%
  Acquisition costs                         15.7%          24.8%           25.2%           21.7%
  Other underwriting expense                11.3%           5.0%            4.6%            7.1%
                                      ----------     ----------     -----------     -----------
        Combined ratio                      78.1%          99.7%           78.6%           85.9%
                                      ----------     ----------     -----------     -----------

      GLOBAL PROPERTY AND MARINE

         The Global Property and Marine operating segment includes principally property and marine reinsurance contracts written in the United States and international markets. This business includes catastrophe excess-of-loss reinsurance treaties, property per risk excess-of-loss treaties and property proportional treaties. A single event can produce claims to a ceding company from multiple insureds. This operating segment generated 27.1% and 32.7% of the Company's net premiums written for the three months ended June 30, 2003 and March 31, 2003, respectively.

         Net premiums written for the three months ended June 30, 2003 and March 31, 2003 were $83,487,000 and $117,767,000, respectively. Net written premiums declined from the first quarter as the property business has fewer contracts incepting in the second quarter and, consequently, less premium tends to be written.

         Net premiums earned for the three months ended June 30, 2003 and March 31, 2003 were $94,006,000 and $89,932,000, respectively. The increases in net premiums earned are consistent with the modest growth in property business in 2003 over 2002 and normal recognition of premiums earned over the exposure periods for the business written.

         The loss ratios for the three months ended June 30, 2003 and March 31, 2003 were 55.8% and 46.2%, respectively. Both periods benefited from a low level of catastrophe losses. Despite a relatively high level of catastrophe losses for the U.S. insurance industry in the three months ended June 30, 2003, much of those losses remained at the primary or ceding company level and, consequently, losses in our portfolio were below our normal expectation. Although still favorable overall, the increased loss ratio for the three months ended June 30, 2003 is due to losses arising from storms and flooding in the Southwest United States in April and tornadoes in the Midwest United States in May.

         Acquisition costs for the three months ended June 30, 2003 and March 31, 2003 were $13,186,000 and $15,618,000, respectively. The resulting acquisition expense ratios for three months ended June 30, 2003 and March 31, 2003 were 14.0% and 17.4%, respectively. The ratios reflect the mix of business and effects of differences in terms and conditions on various contracts.

         Other underwriting expenses for the three months ended June 30, 2003 and March 31, 2003 were $10,372,000 and $10,459,000, respectively, and represent costs associated with the property segment, including fees of $906,000 and $2,822,000 for the three months ended June 30, 2003 and March 31, 2003, respectively, relating to an agreement with RenaissanceRe that provides for a periodic review of aggregate property catastrophe exposures.

      GLOBAL CASUALTY

         The Global Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general liability, professional liability, workers' compensation and automobile liability. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. We generally write casualty reinsurance on an excess-of-loss basis. A single event can produce claims to a ceding company from multiple insureds. This operating segment generated 43.1% and 31.6% of the Company's net premiums written for the three months ended June 30, 2003 and March 31, 2003, respectively. The increase in overall percentage of premiums written in the Global Casualty segment is the result of increased underwriting activity in an improving marketplace.

         Net premiums written for the three months ended June 30, 2003 and March 31, 2003 were $132,320,000 and $113,694,000, respectively. The increase in premiums written is due to increased underwriting activity in an improving casualty marketplace, increased premium rates and the continuation of premiums written being generated by reinsurance contracts incepting in the prior year. The Company selected a significant portfolio of casualty contracts in 2002 to be assumed from St. Paul under the Quota Share Retrocession Agreements and has been able to increase its participation levels on some of those contracts as well as write new business.

         Net premiums earned for the three months ended June 30, 2003 and March 31, 2003 were $105,951,000 and $77,726,000, respectively. The steady increase in net premiums earned is consistent with the increase in premiums written and normal recognition of premiums earned over the exposure periods for the business written.

         The loss ratios incurred for the Global Casualty segment for the three months ended June 30, 2003 and March 31, 2003 were comparable at 70.3% and 69.4%, respectively.

         Acquisition costs for the three months ended June 30, 2003 and March 31, 2003 were $26,449,000 and $19,029,000, respectively. The resulting acquisition expense ratios for three months ended June 30, 2003 and March 31, 2003 were 25.0% and 24.5%, respectively. The ratios reflect the mix of business and effects of differences in terms and conditions on various contracts.

         Other underwriting expenses for the three months ended June 30, 2003 and March 31, 2003 were $4,542,000 and $4,618,000, respectively, and represent costs associated with the casualty segment.

      FINITE RISK

         The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The Company focuses on providing such clients with customized solutions for their financial management needs. The classes of risks underwritten through finite products are generally consistent with the classes covered using traditional products. At the time the Company was formed in 2002, management had the opportunity to select a strong initial portfolio of finite risk contracts to be assumed from St. Paul under the Quota Share Retrocession Agreements. Consequently, the portfolio had the potential to produce above average profits over the near term. This operating segment generated 29.8% and 35.7% of the Company's net premiums written for the three months ended June 30, 2003 and March 31, 2003, respectively.

         Net premiums written for the three months ended June 30, 2003 and March 31, 2003 were $91,436,000 and $128,630,000, respectively. Finite risk contracts tend to be written on an opportunistic basis and several significant finite quota share treaties were written in the three months ended March 31, 2003.

         Net premiums earned for the three months ended June 30, 2003 and March 31, 2003 were $79,419,000 and $70,411,000, respectively. The net earned premium is impacted by the same factors as the net premium written and the normal recognition of premiums earned over the exposure periods for the business written.

         The loss ratios incurred for the Finite Risk segment for the three months ended June 30, 2003 and March 31, 2003 were 37.5% and 61.5%, respectively. Included in the results of the Finite Risk segment for the three months ended June 30, 2003 was effects of a significant change to a reinsurance program that resulted in an underwriting gain of $7,209,000. The continued emergence of favorable experience on certain contracts has resulted in an additional $8,554,000 of underwriting gain for the Finite Risk segment. The Finite Risk segment was also favorably impacted by the absence of any major catastrophe activity.

         Acquisition costs for the three months ended June 30, 2003 and March 31, 2003 were $20,741,000 and $17,072,000, respectively. The resulting acquisition expense ratios for three months ended June 30, 2003 and March 31, 2003 were 26.1% and 24.2%, respectively. The ratios reflect the mix of business and effects of differences in terms and conditions on various contracts.

         Other underwriting expenses for the three months ended June 30, 2003 and March 31, 2003 were $4,732,000 and $2,137,000, respectively, and represent costs associated with the finite risk segment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      FINANCIAL CONDITION

         Fixed maturities were $1,496,797,000 as of June 30, 2003. The Company's fixed maturity investment portfolio primarily consists of investment grade bonds. The portfolio had an average duration of 3.4 years as of June 30, 2003. Management monitors the composition of the investment portfolio and cash flows from the portfolio to maintain the appropriate levels of liquidity in order to ensure the Company's ability to satisfy claims. Investments with a carrying value of $374,598,000 and cash and cash equivalents of $17,087,000 at June 30, 2003 were held in trust to secure St. Paul for an equivalent amount of liabilities ceded by St. Paul to the Company under the Quota Share Retrocession Agreements. The Company has sufficient cash on hand to meet its short term obligations and to maintain the liquidity necessary for portfolio management. All cash flow in excess of this requirement is invested in a timely manner into our investment portfolio. As a result of interest rate changes, net unrealized gains declined from $48,860,000 as of June 30, 2003 to $255,000 as of July 31, 2003. While it is impossible to predict future changes in interest rates, the Company manages its portfolio for the long-term.

         As the Company has been developing its book of business, certain assets and liabilities associated with underwriting have increased significantly, some of which include significant estimates. Premiums receivable, deferred acquisition costs, unpaid losses and LAE, unearned premiums and commissions payable have all increased significantly from December 31, 2002. Premiums receivable increased by approximately $469,605,000 from December 31, 2002 to June 30, 2003, of which $426,690,000 represents EBNR. Unpaid losses and LAE, net of reinsurance recoverable on ceded losses and LAE, increased by approximately $250,365 from December 31, 2002 to June 30, 2003, of which $209,242 represents IBNR.

      SOURCES OF LIQUIDITY

         The consolidated sources of funds of the Company consist primarily of premiums written, losses recovered from retrocessionaires, investment income and proceeds from sales and redemption of investments. Net cash flow provided by operations for the six months ended June 30, 2003 was $261,894,,000 and was used primarily to acquire additional investments.

         Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All of its reinsurance operations are conducted through its wholly owned operating subsidiaries Platinum US (which it owns through Platinum Ireland and Platinum Finance), Platinum UK (which it owns through Platinum Ireland) and Platinum Bermuda. As a holding company, the cash flow of Platinum Holdings consists primarily of dividends, interest and other permissible payments from its subsidiaries. Platinum Holdings depends on such payments to receive funds for general corporate purposes and to meet its obligations, including the contract adjustment payments related to the Equity Security Units and the payment of any dividends to its shareholders.

         Platinum Holdings has a 364-day committed credit facility with a group of banks which provides $100,000,000 of aggregate borrowing capacity. The credit facility contains various covenants and agreements, including the requirement to maintain a specified tangible net worth and leverage ratios. The credit facility has been extended through August 19, 2003. Platinum has decided not to renew its credit facility because of the Company's strong balance sheet and adequate available liquidity. As of June 30, 2003, there were no amounts outstanding pursuant to the credit facility and the Company was in compliance with all covenants.

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

         Platinum UK and Platinum Bermuda are not licensed, approved or accredited as reinsurers anywhere in the United States and therefore, under the terms of most of their contracts with United States ceding companies, they are required to provide security to these ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Platinum UK and Platinum Bermuda expect to obtain letters of credit through commercial banks and may be required to provide the banks a security interest in certain of Platinum UK's and Platinum Bermuda's investments.

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

         Platinum Holdings operates a treasury department which is responsible for the following functions: (1) managing banking relationships, (2) capital raising activities, including equity and debt issues, (3) managing Platinum Holdings's overall cash and liquidity positions, and (4) overseeing the payment of internal and external dividends.

         Management believes that the cash flow generated by the operating activities of the Company's subsidiaries will provide sufficient funds for the Company to meet its liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to the Company may be influenced by a variety of factors, including general economic conditions and conditions in the insurance and reinsurance markets, as well as fluctuations from year to year in claims experience.

ECONOMIC CONDITIONS

         Periods of moderate economic recession or inflation tend not to have a significant direct effect on the Company's underwriting operations. Significant inflationary or recessionary periods can, however, impact the Company's underwriting operations and investment portfolio. Management considers the potential impact of economic trends in estimating its unpaid losses and LAE. Management believes that the underwriting controls it maintains assist in estimating ultimate claim costs and lessen the potential adverse impact of the economy on the Company. A decrease in interest rates will tend to decrease the Company's market based yield and increase the fair value of its invested assets. An increase in interest rates will tend to increase the Company's market based yield and decrease the fair value of its invested assets.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND CREDIT RISK

         The Company's principal invested assets are fixed maturities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower's ability to meet its debt service obligations. The Company's strategy to limit this risk is to place its investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or industry. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities. The Company attempts to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating of A2 as defined by Moody's Investor Service. As of June 30, 2003, the portfolio has a dollar weighted average rating of AA3.

         The Company has other receivable amounts subject to credit risk. The most significant of these are reinsurance premiums receivable from ceding companies and losses recoverable from retrocessionaires. To mitigate credit risk related to losses recoverable from retrocessionaires, we establish business and financial standards for retrocessionaire approval, incorporate ratings by major rating agencies, consider current market information, and obtain letters of credit or other forms of security where deemed necessary. To mitigate credit risk related to premium receivables, we establish standards for ceding companies.

FOREIGN CURRENCY RISK

         The Company's principal exposure to foreign currency risk is its obligation to settle claims in foreign currencies. The Company intends to minimize its exposure to foreign currency exchange rates by holding invested assets denominated in foreign currencies and in amounts approximately equivalent to the estimated liabilities denominated in foreign currencies. The Company realigned a portion of its investment portfolio to be invested in foreign currencies to match its liabilities denominated in a foreign currency, principally British pounds and Euros.

SOURCES OF FAIR VALUE

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2003 ($ in thousands):

                                          Carrying         Fair
                                           Amount          Value
                                        -----------     -----------
Financial assets:
  Fixed maturities                      $ 1,496,797     $ 1,496,797

Financial liabilities:
  Debt obligations                      $   137,500     $   160,875

         The fair values of financial instruments are based on quoted market prices at the reporting date for those or similar investments.

ITEM 4.      CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as the end of the period covered by this report pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to be filed with the Securities and Exchange Commission. In addition, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to affect the Company's internal control over financial reporting subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         In the normal course of business, the Company may become involved in various claims and legal proceedings. The Company is not currently aware of any pending or threatened material litigation.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.      OTHER INFORMATION

                            THE PREDECESSOR BUSINESS
                          The St. Paul Companies, Inc.
                        Reinsurance Underwriting Segment

Following is selected historical combined financial data for the three and six months ended June 30, 2002 of the reinsurance underwriting segment of The St. Paul Companies, Inc. (the "Predecessor") prior to the initial public offering of Platinum Underwriters Holdings, Ltd. ("Platinum"). The Predecessor operations include the continuing business and related assets transferred to Platinum upon completion of its initial public offering as well as the reinsurance business that remained with The St. Paul Companies, Inc. ("St. Paul") after the public offering. Accordingly, underwriting results and combined statements of the Predecessor presented in this report are not indicative of the actual results of Platinum subsequent to the public offering.

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

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

             Combined Statement of Underwriting Results (Unaudited)
                For the Three and Six Months Ended June 30, 2002
                                 ($ in millions)

                                                  Three Months      Six Months
                                                      Ended           Ended
                                                  June 30, 2002   June 30, 2002
                                                  -------------   --------------
Net premiums earned
  Net premiums written                              $    200         $    663
  Net change in unearned premiums                        105               19
                                                    --------         --------
        Net premiums earned                              305              682
                                                    --------         --------
Underwriting deductions
  Losses and loss adjustment expenses incurred           213              460
  Policy acquisition costs                                78              178
  Other underwriting expenses                             20               35
                                                    --------         --------
        Total underwriting deductions                    311              673

                                                    --------         --------
        Net underwriting gain (loss)                $     (6)        $      9
                                                    ========         ========

     Combined Statement of Identifiable Underwriting Cash Flows (Unaudited)
                For the Three and Six Months Ended June 30, 2002
                                 ($ in millions)

                                            Three Months         Six Months
                                                Ended              Ended
                                            June 30, 2002      June 30, 2002
                                            -------------      -------------
Premiums collected, net                       $    359           $    829
Losses and loss adjustment expenses paid          (289)              (573)
Policy acquisition expenses paid                   (82)              (186)
Other underwriting expenses paid                   (97)              (132)
                                              --------           --------
        Net cash (used) by underwriting       $   (109)          $    (62)
                                              ========           ========

See accompanying notes to combined statements

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)
                    Notes to Combined Statements (Unaudited)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

         The accompanying combined statements include the identifiable reinsurance underwriting activity of the reinsurance underwriting segment of The St. Paul Companies, Inc. ("St. Paul"), for the three and six months ended June 30, 2002. The reinsurance underwriting segment of St. Paul represent the predecessor operations to Platinum Underwriters Holdings, Ltd. ("Platinum") and is hereinafter referred to as "Predecessor". The Predecessor statements are presented on a combined basis and include certain insurance and reinsurance subsidiaries of St. Paul, as well as the underwriting results of the reinsurance departments of St. Paul Fire and Marine Insurance Company ("Fire and Marine") and United States Fidelity and Guarantee Company ("USF&G"). Fire and Marine and USF&G are the two largest U.S. insurance subsidiaries of St. Paul.

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

         The statements of underwriting results reconcile to the reinsurance underwriting segment results as reported in the Quarterly Report of St. Paul on Form 10-Q as of June 30, 2002 as filed with the Securities and Exchange Commission. It is the practice of St. Paul to evaluate the performance of its property-liability insurance underwriting segments on the basis of underwriting results.

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

         In the first six months of 2002, St. Paul was not party to an all-lines, corporate excess-of-loss reinsurance treaty. Predecessor was party to a separate aggregate excess-of-loss reinsurance treaty,

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)
               Notes to Combined Statements (Unaudited), continued

unrelated to the corporate treaty in 2002. Coverage was not triggered under that treaty in the first quarter of 2002; however, Predecessor did record ceded written and earned premiums of $4 million, representing the initial premium for this treaty.

         The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses for the three and six months ended June 30, 2002 was as follows ($ in millions):

                                               Assumed         Ceded         Net
                                             ----------      ---------    ---------
Three months ended June 30, 2002:
  Premium written                            $      209            9      $     200
  Premium earned                                    315           10            305
  Insurance losses and LAE                          186          (27)           213

Six months ended June 30, 2002:
  Premium written                                   702           39            663
  Premium earned                                    711           29            682
  Insurance losses and LAE                   $      432          (28)     $     460

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

         The net premiums earned and underwriting loss for the three and six months ended June 30, 2002 for the businesses exited under these actions were as follows ($ in millions):

                               Three Months     Six Months
                                  Ended           Ended
                              June 30, 2002   June 30, 2002
                              --------------  -------------
Premium earned                $           80  $         167
Underwriting loss             $           41  $          44

         During the six months ended June 30, 2002, St. Paul did not enter into a corporate aggregate excess-of loss reinsurance program.

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

         The summary below presents premiums earned and underwriting results for Predecessor's reportable segments for the three and six months ended June 30, 2002 ($ in millions):

                                             Premium   Underwriting
                                              earned    gain (loss)
                                             -------   ------------
Three Months Ended June 30, 2002
  North American Property                    $    61      $   (9)
  North American Casualty                        103         (22)
  International                                   63          12
  Finite Risk                                     78          13
                                             -------      ------
        Total                                $   305      $   (6)
                                             -------      ------
Six Months Ended June 30, 2002
  North American Property                    $   125      $   16
  North American Casualty                        271         (50)
  International                                  120          40
  Finite Risk                                    166           3
                                             -------      ------
        Total                                $   682      $    9
                                             -------      ------


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Trust Agreement effective as of January 1, 2003 among Platinum Bermuda, Platinum US and State Street Bank and Trust Company.

                  10.2 Quota Share Retrocession Agreement by and between Platinum Bermuda and Platinum US dated as of May 13, 2003.

                  10.3 Commutation and release Agreement dated June 11, 2003, between Platinum US and Mountain Ridge Insurance Company.

                  10.4 Aggregate Excess of Loss Retrocession Agreement, dated June 11, 2003, between Platinum US and Mountain Ridge Insurance Company.

                  10.5 Letter Agreement, dated June 20, 2003, between Platinum Holdings and Gregory E.A. Morrison.

                  10.6 Letter Amendment to the 364-Day Credit Agreement, dated June 20, 2003, between Platinum Holdings and Citibank, N.A., JPMorgan Chase Bank, Bank of America, N.A, Fleet National Bank and State Street Bank and Trust Company.

                  10.7 Letter Agreement, dated June 30, 2003, extending the Master Services Agreement, between Platinum Holdings and St. Paul.

                  10.8 Referral Agreement between Platinum Bermuda and Renaissance Underwriting Managers Ltd.

                  10.9 Letter Amendment, dated July 16, 2003, between Platinum US and Michael D. Price.

                  10.10 Securities Purchase Agreement, dated July 20, 2003, between Platinum Holdings and Gregory E.A. Morrison.

                  31.1 Certification of Gregory E.A. Morrison, President and Chief Executive Officer of Platinum Holdings, pursuant to Rule 13(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of William A. Robbie, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13(a) of the Securities Exchange Act, as adopted pursuant to Section 302 at the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Gregory E.A. Morrison, President and Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of William A. Robbie, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 at the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                           Platinum Holdings filed a report on Form 8-K on May 14, 2003 reporting the appointment of Gregory E.A. Morrison as President and Chief Executive Officer of Platinum Holdings and Platinum Bermuda effective June 1, 2003, the appointment of Neill A. Currie to Platinum Holdings' Board of Directors, and the declaration by the Board of Directors of a quarterly dividend of $0.08 per common share payable June 30, 2003 to shareholders of record on June 2, 2003.

                           Platinum Holdings filed a report on Form 8-K on May 14, 2003 updating its guidance with respect to financial results for fiscal year 2003.

                           Platinum Holdings filed a report on Form 8-K on June 27, 2003 containing slides utilized in presentations to investors and analysts from time to time.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PLATINUM UNDERWRITERS HOLDINGS, LTD

Date: August 13, 2003      /s/ GREGORY E. A. MORRISON
                          -----------------------------------------------------
                           By: Gregory E. A. Morrison
                           President and Chief Executive Officer

Date: August 13, 2003      /s/ WILLIAM A. ROBBIE
                          -----------------------------------------------------
                           By: William A. Robbie
                           Executive Vice President and Chief Financial Officer