Form 10-Q
period 2003-09-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2003-11-14
CIK 1171500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            | X | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                 (441) 295-7195
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
            ---------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                ---     ---

As of November 12, 2003, there were outstanding 43,024,000 common shares, par value $0.01 per share, of the Registrant.

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
     QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements
  Platinum Underwriters Holdings, Ltd. and Subsidiaries
    Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and
      December 31, 2002..............................................................................    1
    Consolidated Statements of Income and Comprehensive Income for the Three and
      Nine Months Ended September 30, 2003 (Unaudited)...............................................    2
    Consolidated Statements of Changes in Shareholders' Equity for the Three and
      Nine Months Ended September 30, 2003 (Unaudited)...............................................    3
    Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2003 (Unaudited)....    4
    Notes to Condensed Consolidated Financial Statements (Unaudited).................................    5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations for
             the Three and Nine Months Ended September 30, 2003......................................   11
Item 3.    Quantitative and Qualitative Disclosures about Market Risk................................   22
Item 4.    Controls and Procedures...................................................................   23

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.........................................................................   24
Item 2.    Changes in Securities and Use of Proceeds.................................................   24
Item 3.    Defaults Upon Senior Securities...........................................................   24
Item 4.    Submission of Matters to a Vote of Security Holders.......................................   24
Item 5.    Other Information.........................................................................   26
  Combined Financial Data of Reinsurance Underwriting Segment of The St. Paul Companies, Inc.
    (Predecessor)
      Combined Statement of Underwriting Results for the Three and Nine Months Ended September 30,
        2002 (Unaudited).............................................................................   27
      Combined Statement of Identifiable Underwriting Cash Flows for the Three and Nine Months Ended
        September 30, 2002 (Unaudited)...............................................................   27
      Notes to Combined Statements of September 30, 2002 (Unaudited).................................   28

Item 6.    Exhibits and Reports on Form 8-K..........................................................   32
    (a)  Exhibits....................................................................................   32
    (b)  Reports on Form 8-K.........................................................................   32

SIGNATURES...........................................................................................   33

                         PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 As of September 30, 2003 and December 31, 2002
                       ($ in thousands, except share data)


                                                                              (Unaudited)
                                                                              September 30,   December 31,
                                                                                  2003           2002
                                                                               ----------     ----------
                                   ASSETS
Fixed maturities available-for-sale at fair value
  (amortized cost - $1,580,026, and $1,052,923, respectively)                  $1,613,232     $1,065,216
Cash and cash equivalents                                                         143,453        281,486
Accrued investment income                                                          21,360          9,993
Reinsurance premiums receivable                                                   478,284          5,599
Reinsurance recoverable on ceded losses and loss adjustment expenses                2,820             --
Prepaid reinsurance premiums                                                        7,244             --
Amounts receivable from The St. Paul Companies, Inc.                                   19        162,908
Funds held by ceding companies                                                     58,520         54,902
Deferred acquisition costs                                                         89,062         49,332
Deferred taxes                                                                      7,283             --
Other assets                                                                       14,355         15,451
                                                                               ----------     ----------
        Total assets                                                           $2,435,632     $1,644,887
                                                                               ==========     ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses                                   $  660,790     $  281,659
  Unearned premiums                                                               358,995        191,016
  Reinsurance deposit liabilities                                                   5,790         23,661
  Debt obligations                                                                137,500        137,500
  Ceded premiums payable                                                           10,505             --
  Commissions payable                                                             155,724         37,562
  Income taxes payable                                                             29,544             --
  Deferred taxes                                                                       --          6,496
  Other liabilities                                                                49,778         45,747
                                                                               ----------     ----------
        Total liabilities                                                       1,408,626        723,641
                                                                               ----------     ----------
Shareholders' Equity
  Preferred shares, $.01 par value, 25,000,000 shares authorized,
    no shares issued or outstanding                                                    --             --
  Common shares, $.01 par value, 200,000,000 shares authorized, 43,024,000
    and 43,004,000 shares issued and outstanding, respectively                        430            430
  Additional paid-in capital                                                      908,864        903,797
  Accumulated other comprehensive income                                           26,589         10,581
  Retained earnings                                                                91,123          6,438
                                                                               ----------     ----------
        Total shareholders' equity                                              1,027,006        921,246
                                                                               ----------     ----------
        Total liabilities and shareholders' equity                             $2,435,632     $1,644,887
                                                                               ==========     ==========

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (Unaudited)
            For the Three and Nine Months Ended September 30, 2003
                   ($ in thousands, except per share data)



                                                                       Three Months    Nine Months
                                                                          Ended          Ended
                                                                       September 30,  September 30,
                                                                           2003           2003
                                                                         --------       --------
Revenue:
  Net premiums earned                                                    $272,265       $789,711
  Net investment income                                                    14,780         42,414
  Net realized capital gains                                                1,508          2,771
  Other income                                                                544          4,444
                                                                         --------       --------
        Total revenue                                                     289,097        839,340
                                                                         --------       --------
Expenses:
  Losses and loss adjustment expenses                                     157,208        452,813
  Acquisition expenses                                                     60,408        172,503
  Operating expenses                                                       18,499         71,663
  Net foreign currency exchange (gain) losses                              (1,356)         3,456
  Interest expense                                                          2,444          7,150
                                                                         --------       --------
        Total expenses                                                    237,203        707,585
                                                                         --------       --------
        Income before income tax expense                                   51,894        131,755
Income tax expense                                                         14,077         36,747
                                                                         --------       --------
        Net income                                                       $ 37,817       $ 95,008
                                                                         ========       ========

Earnings per share:
  Basic earnings per share                                               $   0.88       $   2.21
  Diluted earnings per share                                             $   0.81       $   2.04

Comprehensive income:
  Net income                                                             $ 37,817       $ 95,008
  Other comprehensive income:
    Net change in unrealized gains on available-for-sale securities,
      net of deferred taxes                                               (11,984)        16,008
                                                                         --------       --------
        Comprehensive income                                             $ 25,833       $111,016
                                                                         --------       --------
Shareholder dividends:
  Dividends declared                                                     $  3,443       $ 10,323
  Dividends declared per share                                           $   0.08       $   0.24


See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
             For the Three and Nine Months Ended September 30, 2003
                                ($ in thousands)


                                                                          Three Months    Nine Months
                                                                             Ended          Ended
                                                                          September 30,  September 30,
                                                                              2003           2003
                                                                           ----------      ----------
Preferred shares:
  Balances at beginning and end of period                                  $       --      $       --
                                                                           ----------      ----------

Common shares:
  Balance at beginning of period                                                  430             430
  Sale of common shares                                                            --              --
                                                                           ----------      ----------
    Balances at end of period                                                     430             430
                                                                           ----------      ----------

Additional paid-in-capital:
  Balance at beginning of period                                              908,136         903,797
  Sale of common shares                                                           520             520
  Stock based compensation expense                                                208           4,547
                                                                           ----------      ----------
    Balances at end of period                                                 908,864         908,864
                                                                           ----------      ----------
Accumulated other comprehensive income:
  Balance at beginning of periods                                              38,573          10,581
  Net change in unrealized gains on available-for-sale securities, net
    of deferred taxes                                                         (11,984)         16,008
                                                                           ----------      ----------
    Balances at end of period                                                  26,589          26,589
                                                                           ----------      ----------
Retained earnings:
  Balance at beginning of period                                               56,749           6,438
  Net income                                                                   37,817          95,008
  Dividends paid to shareholders                                               (3,443)        (10,323)
                                                                           ----------      ----------
    Balances at end of period                                                  91,123          91,123
                                                                           ----------      ----------
Total shareholders' equity                                                 $1,027,006      $1,027,006
                                                                           ----------      ----------


See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Unaudited)
                  For the Nine Months Ended September 30, 2003
                                ($ in thousands)



Operating Activities:

  Net income                                                               $  95,008
  Adjustments to reconcile net income to cash used in operations:
    Depreciation and amortization                                             16,524
    Net realized gain on investments                                          (2,771)
    Stock based compensation                                                   4,547
    Changes in assets and liabilities:
      Increase in accrued investment income                                  (11,367)
      Increase in reinsurance premiums receivable                           (472,685)
      Decrease in amounts receivable from The St. Paul Companies, Inc.       162,889
      Increase in funds held by ceding companies                              (3,618)
      Increase in deferred acquisition costs                                 (39,730)
      Increase in net unpaid losses and loss adjustment expenses             376,311
      Increase in net unearned premiums                                      160,735
      Increase in commissions payable                                        118,162
      Increase in income taxes payable                                        29,544
      Decrease in deferred taxes                                             (18,682)
      Decrease in reinsurance deposit liabilities                            (17,871)
      Increase in ceded premiums payable                                      10,505
      Decrease in other assets and liabilities                                  (390)
                                                                           ---------
        Net cash provided by operating activities                            407,111
                                                                           ---------

Investing Activities:

  Proceeds from fixed maturities sold                                        346,782
  Proceeds from fixed maturities matured                                     114,006
  Fixed maturities acquired                                                 (996,129)
                                                                           ---------
        Net cash used in investing activities                               (535,341)
                                                                           ---------
Financing Activities:

  Dividends paid to shareholders                                             (10,323)
  Proceeds from sale of common shares                                            520
                                                                           ---------
        Net cash used in financing activities                                 (9,803)
                                                                           ---------
        Net decrease in cash and cash equivalents                           (138,033)

Cash and cash equivalents at beginning of period                             281,486
                                                                           ---------
Cash and cash equivalents at end of period                                 $ 143,453
                                                                           =========

Supplemental disclosures of cash flow information:
  Income taxes paid                                                        $  25,797
  Interest paid                                                                7,620


See accompanying notes to condensed consolidated financial statements.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               September 30, 2003


NOTE 1 BASIS OF PRESENTATION

      The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Platinum Underwriters Holdings, Ltd. and its subsidiaries (the "Company"), including Platinum Re (UK) Limited, Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda"), Platinum Underwriters Finance, Inc., Platinum Regency Holdings and Platinum Underwriters Reinsurance, Inc. ("Platinum US"). All material inter-company transactions have been eliminated in preparing these consolidated financial statements. The amounts included in this report as of and for the three and nine months ended September 30, 2003 are unaudited and include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation under U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Stock-Based Compensation

      Pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, if the exercise price of the Company's employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded. The Company intends to adopt SFAS 123 in the fourth quarter of 2003.

      Had the Company calculated and recorded compensation expense for share option grants based on the "fair value" method described in SFAS 123, net income and earnings per share, net of tax, for the three and nine months ended September 30, 2003 would have been the pro forma amounts as indicated below ($ in thousands, except per share data):

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
                               September 30, 2003



                                                                    Three Months    Nine Months
                                                                        Ended          Ended
                                                                    September 30,  September 30,
                                                                        2003            2003
                                                                     ----------      ----------
      Stock-based compensation expense:
        As reported                                                  $   208          $ 4,547
        Pro forma                                                      1,798           13,273

      Net income:
        As reported                                                  $37,817          $95,008
        Pro forma                                                     36,227           86,282

      Basic earnings per share:
        As reported                                                  $  0.88          $  2.21
        Pro forma                                                       0.84             2.01

      Diluted earnings per share:
        As reported                                                  $  0.81          $  2.04
        Pro forma                                                       0.77             1.86

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

New Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. The Company intends to adopt SFAS 148 in the fourth quarter of 2003. The adoption of SFAS 148 is not expected to have a material effect upon the financial condition of the Company or its results of operations.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150".) SFAS 150 requires that an entity classify as liabilities or assets financial instruments issued in the form of shares that are mandatorily redeemable; certain financial instrument obligations to repurchase the entity's shares by transferring assets; and financial instruments representing certain obligations to issue variable number of shares. SFAS 150 is not expected to have a material effect upon the financial condition of the Company or its results of operations.


NOTE 2 INVESTMENTS

      Investments classified as available-for-sale are carried at fair value as of the balance sheet date. Net change in unrealized investment gains for the three and nine months ended September 30, 2003 were as follows ($ in thousands):

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
                               September 30, 2003




                                                                     Three Months    Nine Months
                                                                        Ended           Ended
                                                                     September 30,   September 30,
                                                                         2003            2003
                                                                      ----------      ----------
      Fixed maturities                                                 $(15,654)       $20,913
      Less - deferred taxes                                               3,670         (4,905)
                                                                       --------        -------
              Net change in unrealized gains                           $(11,984)       $16,008
                                                                       --------        -------

      Investments with a carrying value of $465,613,000 and cash and cash equivalents of $20,016,000 at September 30, 2003 were held in trust as security for an equivalent amount of liabilities ceded by St. Paul to the Company under the Quota Share Retrocession Agreements.

      Net unrealized gains declined from $26,589,000 as of September 30, 2003 to $10,364,000 as of October 31, 2003.

NOTE 3 EARNINGS PER SHARE

      Following is a reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2003 (amounts in thousands, except per share data):

                                                                                    Weighted
                                                                                 Average Shares      Earnings
                                                                Net Income        Outstanding       Per Share
                                                                ----------        -----------       ---------
      Three Months Ended September 30, 2003:

      Basic earnings per share:
        Income available to common shareholders                   $37,817            43,022           $0.88

      Effect of dilutive securities:
        Share options                                                  --               767
        Equity Security Units                                       1,628             5,087

      Diluted earnings per share:
                                                                  -------            ------
        Income available to common shareholders                   $39,445            48,876           $0.81
                                                                  -------            ------

      Nine Months Ended September 30, 2003:

      Basic earnings per share:
        Income available to common shareholders                   $95,008            43,012           $2.21

      Effect of dilutive securities:
        Share options                                                  --               572
        Equity Security Units                                       4,743             5,320

      Diluted earnings per share:
                                                                  -------            ------
        Income available to common shareholders                   $99,751            48,904           $2.04
                                                                  -------            ------

NOTE 4 OPERATING SEGMENT INFORMATION

         The Company conducts its worldwide reinsurance business through three operating segments:

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
                               September 30, 2003

Property and Marine, Casualty and Finite Risk. The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written both in the United States and international markets. This business consists of catastrophe excess-of-loss reinsurance treaties, property per risk excess-of-loss treaties and property proportional treaties. The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general liability, professional liability, workers' compensation and automobile liability. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.

      The following table summarizes underwriting activity and ratios for the operating segments together with a reconciliation of underwriting income to income before income taxes for the three and nine months ended September 30, 2003 ($ in thousands):


                                                          Property                           Finite
                                                         and Marine        Casualty           Risk             Total
                                                         ----------        --------           ----             -----
    Three Months Ended September 30, 2003:

    Net premiums written                                   $77,114          134,991           69,211          $281,316
                                                           -------          -------           ------          --------
    Net premiums earned                                     81,113          106,298           84,854           272,265
    Losses and LAE                                          41,237           71,052           44,919           157,208
    Acquisition expenses                                     9,930           29,465           21,013            60,408
    Other underwriting expenses                              7,412            5,065            2,616            15,093
                                                           -------          -------           ------          --------
            Segment underwriting income                    $22,534              716           16,306          $ 39,556
                                                           -------          -------           ------
    Corporate expenses not allocated to segments                                                                (3,406)
    Net foreign currency exchange gains                                                                          1,356
    Interest expense                                                                                            (2,444)
    Net investment income, net realized capital
      gains and other income                                                                                    16,832
                                                                                                                ------
            Income before income tax expense                                                                  $ 51,894
                                                                                                              --------
    Ratios:
      Losses and LAE                                          50.8%            66.8%            52.9%             57.7%
      Acquisition expense                                     12.2%            27.7%            24.8%             22.2%
      Other underwriting expenses                              9.1%             4.8%             3.1%              5.5%
                                                           -------          -------           ------          --------
            Combined                                          72.1%            99.3%            80.8%             85.4%
                                                           -------          -------           ------          --------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
                               September 30, 2003

                                                   Property
                                                     and                             Finite
                                                    Marine          Casualty          Risk           Total
                                                    ------          --------          ----           -----
Nine Months Ended September 30, 2003:
Net premiums written                               $278,369          381,005         289,277        $948,651
                                                  ---------        ---------       ---------       ---------
Net premiums earned                                 265,052          289,975         234,684         789,711
Losses and LAE                                      135,292          199,489         118,032         452,813
Acquisition expenses                                 38,734           74,943          58,826         172,503
Other underwriting expenses                          28,243           14,225           9,485          51,953
                                                  ---------        ---------       ---------       ---------
      Segment underwriting income                   $62,783            1,318          48,341        $112,442
                                                  ---------        ---------       ---------
Corporate expenses not allocated to segments                                                         (19,710)
Net foreign currency exchange loss                                                                    (3,456)
Interest expense                                                                                      (7,150)
Net investment income, net realized capital
  gains and other income                                                                              49,629
                                                                                                   ---------
      Income before income tax expense                                                              $131,755
                                                                                                   ---------

Ratios:
  Losses and LAE                                       51.0%            68.8%           50.3%           57.3%
  Acquisition expense                                  14.6%            25.8%           25.1%           21.8%
  Other underwriting expenses                          10.7%             4.9%            4.0%            6.6%
                                                  ---------        ---------       ---------       ---------
      Combined                                         76.3%            99.5%           79.4%           85.7%
                                                  ---------        ---------       ---------       ---------

NOTE 5 LEASE COMMITMENTS

      In July 2003, Platinum US entered into a non-cancelable operating lease for office space. Future minimum annual lease commitments under various non-cancelable operating leases for the Company's office facilities, which expire at various dates through 2013, are as follows: ( $in thousands):

Years Ending December 31,
  2003                           $  370
  2004                            1,301
  2005                            2,297
  2006                            2,284
  2007                            1,786
  2008                            1,860
  Thereafter                      4,836
                               --------
     Total                      $14,734
                               --------

NOTE 6 RELATED PARTY TRANSACTIONS

      Pursuant to the employment agreement between Gregory E.A. Morrison, the Company's chief executive officer, and the Company, dated as of June 20, 2003, Mr. Morrison purchased 20,000 common shares from the Company on July 30, 2003 for an aggregate purchase price of $520,000. These common shares were sold to Mr. Morrison at a price of $26.00 per common share, which was the closing price of

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
                               September 30, 2003

the common shares on the date prior to the date that the Company's Board of Directors approved his employment agreement.

      Renaissance Underwriting Managers Ltd. ("RUM"), a subsidiary of RenaissanceRe, and Platinum Bermuda entered into an agreement whereby RUM will, from time to time, provide referrals of treaty and facultative reinsurance contracts to Platinum Bermuda for a fee. The fee is 1.0% of gross premiums written for all pro-rata business, 2.5% of gross premiums written on all excess of loss business, and 7.5% of the margin on all finite business. The business referred is also subject to a profit commission.

      RenaissanceRe and Platinum US entered into an indexed warranty excess of loss reinsurance agreement covering qualifying losses of RenaissanceRe provided that certain other events constituting a warranty also occur. The premium to be paid by RenaissanceRe to Platinum US is $3,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003


BUSINESS OVERVIEW

      Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda insurance holding company. Platinum Holdings and its subsidiaries (the "Company") operate through three licensed reinsurance subsidiaries: Platinum Underwriters Reinsurance, Inc. ("Platinum US"), Platinum Re (UK) Limited ("Platinum UK") and Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda"). The Company provides property, casualty, marine, and finite reinsurance coverages through reinsurance intermediaries to a diverse clientele of insurers and select reinsurers on a worldwide basis.

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

      In November 2002, Platinum Holdings completed an initial public offering of 33,044,000 common shares. Concurrent with the public offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Companies, Inc. ("St. Paul") and 3,960,000 common shares to RenaissanceRe Holdings Ltd. ("RenaissanceRe") in private placements. In addition to the common shares issued, the Company issued equity security units, consisting of a contract to purchase common shares in 2005 and an ownership interest in a senior note due 2007. Also, concurrent with these transactions, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses ("LAE"), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the "Quota Share Retrocession Agreements").

RESULTS OF OPERATIONS

      Platinum Holdings completed its initial public offering and assumed certain rights and obligations of the reinsurance business from St. Paul in November 2002. Consequently, the operations of the Company commenced in November 2002 and there are no periods in 2002 for comparison.

      Net income for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $37,817,000, $26,605,000 and $30,586,000, respectively, and $95,008,000 for the nine months ended September 30, 2003. Despite the United States insurance industry incurring some significant catastrophe losses in 2003, catastrophe losses in the Company's portfolio were relatively low and most claims remained at the primary or ceding company level. Consequently, all three quarters in 2003 were favorably impacted by a low level of catastrophe losses. The Finite Risk segment also contributed significantly to net income in all quarters of 2003 with underwriting income of $16,306,000, $24,144,000 and $7,891,000 for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003, respectively. Net income for the three months ended June 30, 2003 includes a charge of $9,289,000 for expenses related to the separation and consulting agreement with the Company's former chief executive officer.

      Net premiums written for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $281,316,000, $307,243,000 and $360,091,000, respectively and $948,651,000 for the nine months ended September 30, 2003. Net premiums written declined from the first quarter, in part, because there were fewer contracts incepting in the second and third quarters. Net premiums written also declined in the third quarter because of moderate changes to estimates of ultimate premium as well as the patterns by which such premiums are recorded. Premiums written from reinsurance contracts are based partially on estimates and are updated quarterly. Premiums written in 2003 include premiums from reinsurance contracts incepting in 2003 and 2002, whereas net premiums written in 2002 include only reinsurance contracts becoming effective in 2002.

      Net premiums earned for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $272,265,000, $279,376,000 and $238,069,000, respectively and $789,711,000 for the nine months ended September 30, 2003. Similar to net premiums written, net premiums earned for the three months ended September 30, 2003 declined from the prior quarter due to moderate changes to estimates of ultimate premium. Net premiums earned as a percentage of net premiums written for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were 96.8%, 90.9% and 66.1%, respectively, and the increase was the result of maturation of the book of business.

      Net investment income for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 was $14,780,000, $13,431,000 and $14,203,000,
respectively and $42,414,000 for the nine months ended September 30, 2003. Net investment income in the three months ended March 31, 2003 includes $1,357,000 of interest received from St. Paul on balances due relating to the Quota Share Retrocession Agreements. Net investment income has increased during 2003 as the Company's invested assets have increased. Net realized capital gains of $1,508,000 and $2,771,000 for the three and nine months ended September 30, 2003, respectively, are the result of investment sale activity to manage the credit quality and duration of the investment portfolio.

      Other income for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 was $544,000, $2,749,000 and $1,151,000, respectively and
$4,444,000 for the nine months ended September 30, 2003, and represents earnings on reinsurance contracts accounted for as deposits. The Finite Risk portfolio has a small number of reinsurance contracts with limited risk transfer that require deposit accounting, and consequently, earnings tend not to be consistent from quarter to quarter.

      Net foreign currency exchange gains and losses for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $1,356,000,
$(4,736,000) and $(76,000), respectively and $(3,456,000) for the nine months ended September 30, 2003. Losses in the three months ended March 31, 2003 and June 30, 2003 resulted from the valuation in U.S. dollars of insurance liabilities denominated in foreign currencies. Net gains in the three months ended September 30, 2003 resulted from the revaluation of both insurance liabilities and invested assets. During the three months ended September 30, 2003 the Company implemented a strategy to improve the matching of foreign currency denominated assets and liabilities in order to minimize exposures to foreign currency exchange rates.

      Losses and LAE incurred for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $157,208,000, $156,801,000 and
$138,803,000, respectively and $452,813,000 for the nine months ended September 30, 2003. Net paid losses for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $29,752,000, $41,687,000 and $7,982,000, respectively. The ratios of losses and LAE incurred to premiums earned, also referred to as loss ratio, were 57.7%, 56.1% and 58.3%, respectively and 57.3% for the nine months ended September 30, 2003. While losses incurred for three months ended September 30, 2003 and June 30, 2003 include provisions for various catastrophe losses, each of the first three quarters of 2003 were favorably impacted by a low level of catastrophe losses.

      Acquisition expenses, including brokerage, commissions and other direct underwriting expenses associated with underwriting activities, were $60,408,000, $60,376,000 and $51,719,000 for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003, respectively and $172,503,000 for the nine months ended September 30, 2003. The resulting ratios of acquisition expenses to net premiums earned for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were comparable at 22.2%, 21.6% and 21.7%, respectively and 21.8% for the nine months ended September 30, 2003.

      Operating expenses for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $18,499,000, $32,995,000 and $20,169,000, respectively and $71,663,000 for the nine months ended September 30, 2003. Operating expenses for the three months ended June 30, 2003 include a charge for $9,289,000 for the expenses related to the separation and consulting agreement with the Company's former chief executive officer. Operating expenses include other underwriting expenses related to the reinsurance operations as well as costs associated with the Bermuda holding company.

      Interest expense for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 was $2,444,000, $2,238,000 and $2,468,000, respectively and $7,150,000 for the nine months ended September 30, 2003, and relates to amounts payable under the Company's equity security units which are classified as debt obligations on the balance sheet.

      Income tax expense for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 was $14,077,000, $12,324,000 and $10,346,000,
respectively and $36,747,000 for the nine months ended September 30, 2003. The resulting effective tax rates were 27.1%, 31.7% and 25.3%, respectively and 27.9% for the nine months ended September 30, 2003. The effective tax rates for 2003 reflect the fact that a significant amount of the Company's income before income tax expense was derived from the 2002 underwriting year assumed by Platinum US and taxed at 35%. The effective tax rate for the three months ended June 30, 2003 was also affected by expenses related to the separation and consulting agreement with the Company's former chief executive officer that were incurred by the Company's Bermuda holding company which, when combined with the income before income tax expense from subsidiaries in taxable jurisdictions, increased the effective tax rate.

SEGMENT INFORMATION

      The Company conducts its worldwide reinsurance business through three operating segments. The following table summarizes underwriting activity and ratios for the three operating segments for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 and the nine months ended September 30, 2003 ( $in thousands):

                                             Property
                                                and                           Finite
                                              Marine         Casualty          Risk           Total
                                              ------         --------          ----           -----
Three months ended September 30, 2003:
Net premiums written                        $  77,114         134,991          69,211       $ 281,316
                                            ---------       ---------       ---------       ---------
Net premiums earned                            81,113         106,298          84,854         272,265
Losses and LAE                                 41,237          71,052          44,919         157,208
Acquisition expenses                            9,930          29,465          21,013          60,408
Other underwriting expenses                     7,412           5,065           2,616          15,093
                                            ---------       ---------       ---------       ---------
      Segment underwriting income           $  22,534             716          16,306       $  39,556
                                            ---------       ---------       ---------       ---------

                                             Property
                                                and                           Finite
                                              Marine         Casualty          Risk           Total
                                              ------         --------          ----           -----
Ratios:
  Losses and LAE                                 50.8%           66.8%           52.9%           57.7%
  Acquisition expense                            12.2%           27.7%           24.8%           22.2%
  Other underwriting expense                      9.1%            4.8%            3.1%            5.5%
                                            ---------       ---------       ---------       ---------
      Combined                                   72.1%           99.3%           80.8%           85.4%
                                            ---------       ---------       ---------       ---------

Three months ended June 30, 2003:
Net premiums written                        $  83,487         132,320          91,436       $ 307,243
                                            ---------       ---------       ---------       ---------
Net premiums earned                            94,006         105,951          79,419         279,376
Losses and LAE                                 52,469          74,530          29,802         156,801
Acquisition expenses                           13,186          26,449          20,741          60,376
Other underwriting expenses                    10,372           4,542           4,732          19,646
                                            ---------       ---------       ---------       ---------
      Segment underwriting income           $  17,979             430          24,144       $  42,553
                                            ---------       ---------       ---------       ---------

Ratios:
  Losses and LAE                                 55.8%           70.3%           37.5%           56.1%
  Acquisition expense                            14.0%           25.0%           26.1%           21.6%
  Other underwriting expense                     11.0%            4.3%            6.0%            7.0%
                                            ---------       ---------       ---------       ---------
      Combined                                   80.8%           99.6%           69.6%           84.7%
                                            ---------       ---------       ---------       ---------

Three months ended March 31, 2003:
Net premiums written                        $ 117,767         113,694         128,630       $ 360,091
                                            ---------       ---------       ---------       ---------
Net premiums earned                            89,932          77,726          70,411         238,069
Losses and LAE                                 41,585          53,907          43,311         138,803
Acquisition expenses                           15,618          19,029          17,072          51,719
Other underwriting expenses                    10,459           4,618           2,137          17,214
                                            ---------       ---------       ---------       ---------
      Segment underwriting income           $  22,270             172           7,891       $  30,333
                                            ---------       ---------       ---------       ---------

Ratios:
  Losses and LAE                                 46.2%           69.4%           61.5%           58.3%
  Acquisition expense                            17.4%           24.5%           24.2%           21.7%
  Other underwriting expense                     11.6%            5.9%            3.0%            7.2%
                                            ---------       ---------       ---------       ---------
      Combined                                   75.2%           99.8%           88.7%           87.2%
                                            ---------       ---------       ---------       ---------

Nine months ended September 30, 2003:
Net premiums written                        $ 278,369         381,005         289,277       $ 948,651
                                            ---------       ---------       ---------       ---------
Net premiums earned                           265,052         289,975         234,684         789,711
Losses and LAE                                135,292         199,489         118,032         452,813
Acquisition expenses                           38,734          74,943          58,826         172,503
Other underwriting expenses                    28,243          14,225           9,485          51,953
                                            ---------       ---------       ---------       ---------
      Segment underwriting income           $  62,783           1,318          48,341       $ 112,442
                                            ---------       ---------       ---------       ---------

                                             Property
                                                and                           Finite
                                              Marine         Casualty          Risk           Total
                                              ------         --------          ----           -----
Ratios:
  Losses and LAE                                 51.0%           68.8%           50.3%           57.3%
  Acquisition expense                            14.6%           25.8%           25.1%           21.8%
  Other underwriting expense                     10.7%            4.9%            4.0%            6.6%
                                            ---------       ---------       ---------       ---------
      Combined                                   76.3%           99.5%           79.4%           85.7%
                                            ---------       ---------       ---------       ---------

PROPERTY AND MARINE

      The Property and Marine operating segment includes principally property and marine reinsurance contracts written in the United States and international markets. This business includes catastrophe excess-of-loss reinsurance treaties, property per risk excess-of-loss treaties and property proportional treaties. A single event can produce claims to a ceding company from multiple insureds. This operating segment generated 27.4%, 27.1% and 32.7% of the Company's net premiums written for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003, respectively.

      Net premiums written for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $77,114,000, $83,487,000 and $117,767,000, respectively and $278,369,000 for the nine months ended September 30, 2003. Net premiums written declined in the three months ended September 30, 2003 due in part to moderate changes in estimates of ultimate premium as well as the patterns by which such premiums are recorded. Additionally, net premiums written declined as a result of the Company reducing its exposure to Northern European and Japanese windstorms.

      Net premiums earned for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $81,113,000, $94,006,000 and $89,932,000, respectively and $265,052,000 for the nine months ended September 30, 2003. Net premiums earned are consistent with the normal recognition of premiums earned over the exposure periods for the business written.

      The loss ratios for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were 50.8%, 55.8% and 46.2%, respectively and 51.0% for the nine months ended September 30, 2003. All periods benefited from a low level of catastrophe losses. There were several significant catastrophe losses affecting the industry during the three months ended September 30, 2003 and June 30, 2003, however, much of those losses remained at the primary or ceding company level and, consequently, losses in our portfolio for that period were also below our normal expectation. Additionally, losses in the three months ended September 30, 2003 reflect better than expected profitability on the property risk business underwritten in 2002.

      Acquisition expenses for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $9,930,000, $13,186,000 and $15,618,000, respectively and $38,734,000 for the nine months ended September 30, 2003. The resulting ratios of acquisition expenses to net premiums earned for three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were 12.2%, 14.0% and 17.4%, respectively and 14.6% for the nine months ended September 30, 2003. Acquisition expenses for the three months ended September 30, 2003 include a profit commission of $1,845,000 relating to a retrocession contract, resulting in a lower ratio for the quarter. The ratios can fluctuate as a result of the changes in mix of business and effects of differences in terms and conditions of various contracts.

      Other underwriting expenses for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $7,412,000, $10,372,000 and $10,459,000, respectively and $28,243,000 for the nine months ended September 30, 2003, and represent costs associated with the property segment. Other underwriting expenses includes fees of $748,000, $906,000 and $2,822,000 for the three months ended

September 30, 2003, June 30, 2003 and March 31, 2003, respectively, relating to an agreement with RenaissanceRe that provides for a periodic review of aggregate property catastrophe exposures.

CASUALTY

      The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general liability, professional liability, workers' compensation and automobile liability. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. We generally write casualty reinsurance on an excess-of-loss basis. A single event can produce claims to a ceding company from multiple insureds. This operating segment generated 48.0%, 43.1% and 31.6% of the Company's net premiums written for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003, respectively. The increase in overall percentage of premiums written in the Casualty segment is the result of increased underwriting activity in an improving marketplace.

      Net premiums written for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $134,991,000, $132,320,000 and $113,694,000, respectively and $381,005,000 for the nine months ended September 30, 2003. The increase in premiums written is due to increased underwriting activity and increased premium rates in an improving casualty marketplace.

      Net premiums earned for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $106,298,000, $105,951,000 and $77,726,000, respectively and $289,975,000 for the nine months ended September 30, 2003. The increase in net premiums earned is consistent with the increase in premiums written and normal recognition of premiums earned over the exposure periods for the business written.

      The loss ratios incurred for the Casualty segment for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were comparable at 66.8%, 70.3% and 69.4%, respectively and 68.8% for the nine months ended September 30, 2003. The decline in the loss ratio is caused by a shift in the mix of business toward contracts that have lower loss ratios and higher expense ratios.

      Acquisition costs for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $29,465,000, $26,449,000 and $19,029,000, respectively and $74,943,000 for the nine months ended September 30, 2003. The resulting acquisition expense ratios for three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were 27.7%, 25.0% and 24.5%, respectively and 25.8% for the nine months ended September 30, 2003. The ratios reflect the mix of business and effects of differences in terms and conditions of various contracts as well as the shift in the mix of business discussed in the preceding paragraph.

      Other underwriting expenses for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $5,065,000, $4,542,000 and $4,618,000, respectively and $14,225,000 for the nine months ended September 30, 2003, and represent costs associated with the casualty segment.

FINITE RISK

      The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The Company focuses on providing such clients with customized solutions for their financial management needs. The classes of risks underwritten in the Finite Risk segment are generally consistent with the classes covered using traditional products. At the time the Company was formed in 2002, management had the opportunity to select a strong initial portfolio of finite risk contracts to be assumed from St. Paul under the Quota Share Retrocession Agreements. This operating segment generated 24.6%, 29.8% and

35.7% of the Company's net premiums written for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003, respectively.

      Net premiums written for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $69,211,000, $91,436,000 and $128,630,000, respectively and $289,277,000 for the nine months ended September 30, 2003. The Finite Risk portfolio consists of a small number of contracts which can be large in premium size and are written on an intermittent basis. Consequently net premiums written can be expected to vary significantly from quarter to quarter. Several significant finite quota share treaties were written in the three months ended March 31, 2003.

      Net premiums earned for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $84,854,000, $79,419,000 and $70,411,000, respectively and $234,684,000 for the nine months ended September 30, 2003. Net premiums earned tends to lag net premiums written, and consequently, are impacted by net premiums written in prior quarters.

      The loss ratios incurred for the Finite Risk segment for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were 52.9%, 37.5% and 61.5%, respectively and 50.3% for the nine months ended September 30, 2003. All periods benefited from a low level of catastrophe losses. The results of the Finite Risk segment for the three months ended September 30, 2003 include reassessments of case basis loss reserves on certain contracts from previous periods that resulted in a $4,000,000 underwriting gain. Included in the results of the Finite Risk segment for the three months ended June 30, 2003 was a significant change to a reinsurance program that resulted in an underwriting gain of $7,209,000, as well as emergence of favorable experience on certain contracts that resulted in an additional $8,554,000 of underwriting gain.

      Acquisition costs for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $21,013,000, $20,741,000 and $17,072,000, respectively and $58,826,000 for the nine months ended September 30, 2003. The resulting acquisition expense ratios for three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were comparable at 24.8%, 26.1% and 24.2%, respectively. The ratios reflect the mix of business and effects of differences in terms and conditions of various contracts.

      Other underwriting expenses for the three months ended September 30, 2003, June 30, 2003 and March 31, 2003 were $2,616,000, $4,732,000 and $2,137,000, respectively and $9,485,000 for the nine months ended September 30, 2003, and represent costs associated with the Finite Risk segment.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION

      Fixed maturities were $1,613,232,000 as of September 30, 2003. The Company's fixed maturity investment portfolio is comprised entirely of publicly traded investment grade bonds. The portfolio had an average duration of 3.4 years as of September 30, 2003. Management monitors the composition of the investment portfolio and cash flows from the portfolio to maintain the appropriate levels of liquidity in order to attempt to ensure the Company's ability to satisfy claims. Investments with a carrying value of $465,613,000 and cash and cash equivalents of $20,016,000 at September 30, 2003 were held in trust to secure St. Paul for an equivalent amount of liabilities ceded by St. Paul to the Company under the Quota Share Retrocession Agreements. The Company believes it has sufficient cash on hand to meet its short-term obligations and to maintain the liquidity necessary for portfolio management. All cash flow in excess of this requirement is invested in a timely manner. Net unrealized gains declined from $26,589,000 as of September 30, 2003 to $10,364,000 as of October 31, 2003.

      As the Company's book of business develops, certain assets and liabilities associated with underwriting have increased significantly, some of which include significant estimates. Premiums receivable, deferred acquisition costs, unpaid losses and LAE, unearned premiums and commissions payable have all increased significantly from December 31, 2002. Premiums receivable increased by approximately $472,685,000 from December 31, 2002 to September 30, 2003, of which $459,257,000 represents EBNR. Unpaid losses and LAE, net of reinsurance recoverable on ceded losses and LAE, increased by approximately $377,224,000 from December 31, 2002 to September 30, 2003, of which $327,868,000 represents IBNR.

SOURCES OF LIQUIDITY

      The consolidated sources of funds of the Company consist primarily of premiums written, losses recovered from retrocessionaires, investment income and proceeds from sales and redemption of investments and actual cash and cash equivalents held by the Company. Net cash flow provided by operations for the nine months ended September 30, 2003 was $407,111,000 and was used primarily to acquire additional investments. Our cash flows are derived from our premium volume and the relatively low level of claim payments we have made to date due, in part, to the start-up nature of our business and the less than expected level of catastrophe losses we have incurred during the current year. Included in the cash flow from operations is approximately $160,000,000 received from St. Paul related to the Quota Share Retrocession Agreements, a portion of which represents estimated premiums. To the extent St. Paul does not collect such estimated premiums by November 1, 2003, the Company is obligated to return that uncollected portion of such premiums.

      The Company actively manages the cash and cash equivalent component of its overall investment portfolio in order to manage the overall duration of its investment portfolio and to ensure there is adequate cash on hand to meet ongoing operational requirements along with other potential liquidity requirements. As of September 30, 2003 the Company had $143,453,000 of cash and cash equivalents.

      Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All of its reinsurance operations are conducted through its wholly owned operating subsidiaries Platinum US, Platinum UK and Platinum Bermuda. As a holding company, the cash flow of Platinum Holdings consists primarily of dividends, interest and other permissible payments from its subsidiaries. Platinum Holdings depends on such payments to receive funds for general corporate purposes and to meet its obligations, including the contract adjustment payments related to the Equity Security Units and the payment of any dividends to its shareholders.

      Platinum Holdings had a 364-day committed credit facility with a group of banks which provided $100,000,000 of aggregate borrowing capacity. The credit facility contained various covenants and agreements, including the requirement to maintain a specified tangible net worth and leverage ratios. The credit facility expired on August 19, 2003. Platinum Holdings did not renew its credit facility because the Company believes its financial position and operations are able to provide adequate liquidity. As part of the Company's ongoing business strategy we may, from time to time, seek to secure external financing and may also access the public capital markets.

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

      Platinum Holdings operates a treasury department which is responsible for the following functions: (1) managing banking relationships, (2) capital raising activities, including equity and debt issues, (3) managing Platinum Holdings' overall cash and liquidity positions, and (4) overseeing the payment of internal and external dividends and the settlement of interest obligations.

      Management believes that the cash flow generated by the operating activities of the Company's subsidiaries will provide sufficient funds for the Company to meet its liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to the Company may be influenced by a variety of factors, including general economic conditions and conditions in the insurance and reinsurance markets, as well as fluctuations from year to year in claims experience and the presence or absence of large catastrophic events.

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

FORWARD-LOOKING STATEMENTS

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

      (11) market volatility and interest rate and currency exchange rate fluctuation;

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

      Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been met. The assessment of whether a reinsurance contract has met risk transfer requirements involves significant assumptions relating to the expected future experience under the contract and applying this experience to the contract terms. Transaction activity under reinsurance contracts that do not transfer significant insurance risk are generally accounted for as reinsurance deposit liabilities with interest expense charged to other income and credited to the liability.

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

      The Company has elected to use the intrinsic value method of accounting for share-based awards granted, established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, no compensation expense is recorded if the exercise price of the Company's employee share options is equal to or greater than the fair market value of the underlying share on the date of the grant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND CREDIT RISK

      The Company's principal invested assets are fixed maturities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower's ability to meet its debt service obligations. The Company's strategy to limit this risk is to place its investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or industry. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities. The Company attempts to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating of A2 as defined by Moody's Investor Service. As of September 30, 2003, the portfolio has a dollar weighted average rating of Aa3.

      The Company has other receivable amounts subject to credit risk. The most significant of these are reinsurance premiums receivable from ceding companies and losses recoverable from retrocessionaires. To mitigate credit risk related to losses recoverable from retrocessionaires, we establish business and financial standards for retrocessionaire approval, incorporate ratings by major rating agencies, consider current market information, and obtain letters of credit or other forms of security where deemed necessary. To mitigate credit risk related to premium receivables, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing the Company to settle claims net of any premium receivable.

INTEREST RATE RISK

      The Company is exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed income portfolio and can cause changes in the actual timing of when we expect to receive certain principal payments. Rising interest rates result in a decline in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to extension risk. Conversely a decline in interest rates will result in a rise in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to prepayment risk. The aggregate hypothetical impact on our fixed income portfolio, generated from an immediate parallel shift in the treasury yield curve, as of September 30, 2003 is as follows ($ in thousands):

                                         Interest Rate Shift in Basis Points
                             -----------------------------------------------------------
                               - 100        - 50       Current      + 50        + 100
                             ----------   ---------   ---------   --------    ----------
  Total Market Value         $1,669,421   1,642,077   1,613,232   1,584,29    $1,554,381
  Percent change in Market
    Value                          3.48%       1.79%          -      (1.79%)       (3.65%)
  Resulting Unrealized
    Appreciation /
    (Depreciation)           $   89,394      62,050      33,205      4,264    $  (25,645)


FOREIGN CURRENCY RISK

      The Company writes business on a worldwide basis. Consequently the Company's principal exposure to foreign currency risk is its obligation to settle claims in foreign currencies. Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency. The Company seeks to minimize its exposure to its largest foreign currency risks by holding invested assets denominated in foreign currencies to offset liabilities denominated in foreign currencies.

SOURCES OF FAIR VALUE

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of September 30, 2003 ($ in thousands):

                                               Carrying           Fair
                                                Amount            Value
                                                ------            -----
    Financial assets:
      Fixed maturities                       $ 1,613,232      $ 1,613,232
    Financial liabilities:
      Debt obligations                       $  137,500       $   162,195

      The fair values of financial instruments are based on quoted market prices at the reporting date for those or similar investments.

CURRENT OUTLOOK

      We believe that our markets continue to provide strong opportunities. Currently, we believe that premium rates in certain casualty reinsurance markets have strengthened to attractive levels. We believe that premiums in our casualty segment for 2003 and 2004 will grow. Because there are many areas of the casualty market where pricing remains inadequate, we are being selective and write business only when we believe it is profitable. We believe we have necessary expertise in our U.S. operations to support our strategies. We believe that our reputation for prompt claims and other services as well as our financial strength will help achieve our goal.

      We believe that the additional capacity provided to the market subsequent to September 11, 2001, as well as light catastrophe losses thus far in 2003 have begun to cause pricing in the property catastrophe market to soften. As a consequence of the current pricing environment, we believe that growth in the property segment may be limited. We have invested in and developed catastrophe modeling and other analytic tools that will assist in identifying profitable business. To the extent that industry pricing does not meet our hurdle rate, we would expect to reduce our catastrophe premiums.

      The Finite Risk segment has performed exceptionally well in 2003. We believe that this is the result of both low level of losses as well as a careful selection of risks that were assumed in the Quota Share Retrocession Agreements. While we believe that the Finite Risk segment will produce superior results in 2003, profitability will return to market levels in the future.

      We are routinely reviewing various opportunities for investments or transactions that would provide an attractive return on equity or an opportunity to write new classes of business or access additional markets.

ITEM 4. CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to be filed with the Securities and Exchange Commission. In addition, there have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In the normal course of business, the Company may become involved in various claims and legal proceedings. The Company is not currently aware of any pending or threatened material litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      Pursuant to the employment agreement between Gregory E.A. Morrison and the Company, dated as of June 20, 2003, Mr. Morrison purchased 20,000 common shares from the Company on July 30, 2003 for an aggregate purchase price of $520,000. This sale of common shares was not exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual general meeting of shareholders (the "Annual Meeting") of the Company was held on September 17, 2003. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement, dated August 13, 2003. The Company's shareholders
(1) elected eight directors to the Company's Board of Directors to serve until the 2004 annual general meeting of shareholders, (2) elected three directors to the Board of Directors of Platinum Bermuda, (3) ratified the appointment of three executive directors to the Board of Directors of Platinum UK, (4) approved the Company's Section 162(m) Performance Incentive Plan and (5) ratified the selection of KPMG LLP as independent auditors for the Company and KPMG (Bermuda) as independent auditors for Platinum Bermuda for the 2003 fiscal year. Set forth below are the voting results for these proposals:

ELECTION OF DIRECTORS OF THE COMPANY

                                                       For           Withheld
                                                       ---           --------
            H. Furlong Baldwin                      35,396,560        350,033
            Jonathan F. Bank                        35,262,322        484,271
            Dan R. Carmichael                       35,106,422        640,171
            Neill A. Currie                         35,072,179        674,414
            Jay S. Fishman                          34,930,241        816,352
            Gregory E.A. Morrison                   35,228,079        518,514
            Stephen H. Newman                       35,228,079        518,514
            Peter T. Pruitt                         35,262,322        484,271

ELECTION OF DIRECTORS OF PLATINUM BERMUDA

                                                       For            Withheld
                                                       ---            --------
            Gregory E.A. Morrison                   35,215,246        531,347
            Michael D. Price                        35,215,316        531,277
            William A. Robbie                       35,215,216        531,377

        RATIFICATION OF APPOINTMENT OF EXECUTIVE DIRECTORS OF PLATINUM UK

                                                       For            Withheld
                                                       ---            --------
            Gregory E.A. Morrison                   35,215,246        531,347
            Craig T. Pettengell                     35,215,316        531,277
            Robert S. Porter                        35,215,216        531,377

       APPROVAL OF THE COMPANY'S SECTION 162(M) PERFORMANCE INCENTIVE PLAN

                                                          Broker
                For          Against        Abstain      Non-Votes
                ---          -------        -------      ---------
            34,541,059        791,519        414,015             0

RATIFICATION OF SELECTION OF KPMG LLP AS INDEPENDENT AUDITORS FOR THE COMPANY AND KPMG (BERMUDA) AS INDEPENDENT AUDITORS FOR PLATINUM BERMUDA

                                                          Broker
                For          Against        Abstain      Non-Votes
                ---          -------        -------      ---------
            34,744,940          200          1,453             0

ITEM 5. OTHER INFORMATION

                            THE PREDECESSOR BUSINESS
                          The St. Paul Companies, Inc.
                        Reinsurance Underwriting Segment

Following is selected historical combined financial data for the three and nine months ended September 30, 2002 of the reinsurance underwriting segment of The St. Paul Companies, Inc. (the "Predecessor") prior to the initial public offering of Platinum Underwriters Holdings, Ltd. ("Platinum"). The Predecessor operations include the continuing business and related assets transferred to Platinum upon completion of its initial public offering as well as the reinsurance business that remained with The St. Paul Companies, Inc. ("St. Paul") after the public offering. Accordingly, underwriting results and combined statements of the Predecessor presented in this report are not indicative of the actual results of Platinum subsequent to the public offering.

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

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

             Combined Statement of Underwriting Results (Unaudited) For the Three and Nine Months Ended September 30, 2002
                                 ($ in millions)

                                          Three
                                          Months              Nine Months
                                          Ended               Ended
                                          September           September
                                          30, 2002            30, 2002
                                          --------            --------
    Net premiums
      Net premiums written                $   234             $    897
      Net change in unearned premiums          73                   92
                                          -------             --------
         Net premiums earned                  307                  989
                                          -------             --------
    Underwriting deductions
      Losses and loss adjustment
       expenses incurred                      249                  709
      Policy acquisition costs                 56                  233
      Other underwriting expenses              23                   59
                                          -------             --------
         Total underwriting deductions        328                1,001
                                          -------             --------
         Net underwriting loss            $   (21)            $    (12)
                                          =======             ========


     Combined Statement of Identifiable Underwriting Cash Flows (Unaudited)
             For the Three and Nine Months Ended September 30, 2002
                                 ($ in millions)

                                               Three
                                               Months          Nine Months
                                               Ended             Ended
                                             September         September
                                              30, 2002          30, 2002
                                              --------          --------
    Premiums collected, net                   $   366          $  1,195
    Losses and loss adjustment expenses
      paid                                       (343)             (916)
    Policy acquisition expenses paid              (66)             (252)
    Other underwriting expenses paid               51               (81)
                                              -------          ---------
         Net cash provided (used) by
          underwriting                        $     8          $    (54)
                                              =======          =========

See accompanying notes to combined statements

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)
                    Notes to Combined Statements (Unaudited)
                               September 30, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

      The accompanying combined statements include the identifiable reinsurance underwriting activity of the reinsurance underwriting segment of The St. Paul Companies, Inc. ("St. Paul"), for the three and nine months ended September 30, 2002. The reinsurance underwriting segment of St. Paul represent the predecessor operations to Platinum Underwriters Holdings, Ltd. ("Platinum") and is hereinafter referred to as "Predecessor." The Predecessor statements are presented on a combined basis and include certain insurance and reinsurance subsidiaries of St. Paul, as well as the underwriting results of the reinsurance departments of St. Paul Fire and Marine Insurance Company ("Fire and Marine") and United States Fidelity and Guarantee Company ("USF&G"). Fire and Marine and USF&G are the two largest U.S. insurance subsidiaries of St. Paul.

      The amounts included in this report as of and for the three and nine months ended September 30, 2002 are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation under U.S. GAAP. These combined financial statements should be read in conjunction with the combined statements of the Predecessor and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2002 of Platinum.

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.

      The statements of underwriting results reconcile to the reinsurance underwriting segment results as reported in the Quarterly Report of St. Paul on Form 10-Q as of September 30, 2002 as filed with the Securities and Exchange Commission. It is the practice of St. Paul to evaluate the performance of its property-liability insurance underwriting segments on the basis of underwriting results.

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

      In 2002, St. Paul was not party to an all-lines, corporate excess-of-loss reinsurance treaty. Included in the net detriment for the nine months ended September 30, 2002 was a $20 million detriment

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

                    Notes to Combined Statements (Unaudited)
                               September 30, 2002

due to the the partial commutation of the 1999 and 2001 aggregate excess-of-loss reinsurance treaties. However, Predecessor recorded ceded written and earned premiums of $2 million and $1 million in those nine months, representing Predecessor's share of the initial premium paid on this treaty.

      Predecessor was party to a separate aggregate excess-of-loss reinsurance treaty, unrelated to the corporate treaty in 2002. Coverage was not triggered under that treaty in the first nine months of 2002; however, Predecessor did record ceded written and earned premiums of $(1) million and $(5) million, respectively, and ceded loss and loss adjustment expenses of $(36) million, for a net detriment of $31 million as a result of this treaty. The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses for the three and nine months ended September 30, 2002 was as follows ($ in millions):

                                              Assumed      Ceded      Net
                                              -------      -----      ---
    Three months ended September 30, 2002:
      Premium written                        $    248         14   $   234
      Premium earned                              331         24       307
      Insurance losses and LAE                    378        129       249
    Nine months ended September 30,2002:
      Premium written                             950         53       897
      Premium earned                            1,042         53       989
      Insurance losses and LAE               $    810        101   $   709

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

      The net premiums earned and underwriting loss for the three and nine months ended September 30, 2002 for the businesses exited under these actions were as follows ($ in millions):

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

               Notes to Combined Statements (Unaudited), continued
                               September 30, 2002

                        Three             Nine
                        Months            Months
                        Ended             Ended
                     September 30,     September 30,
                         2002              2002
                         ----              ----
Premium earned        $       70        $      237
Underwriting loss     $        3        $       41

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

      The summary below presents premiums earned and underwriting results for Predecessor's reportable segments for the three and nine months ended September 30, 2002 ($ in millions):

                                         Premium    Underwriting
                                         earned      gain (loss)
                                         ------      -----------
Three Months Ended September 30, 2002
  North American Property                $    63    $         18
  North American Casualty                    125             (46)
  International                               64              (4)
  Finite Risk                                 55              11
                                         -------    ------------
      Total                              $   307    $        (21)
                                         -------    ------------

Nine Months Ended September 30, 2002
  North American Property                $   188    $         34
  North American Casualty                    396             (96)
  International                              184              36
  Finite Risk                                221              14
                                         -------    ------------
      Total                              $   989    $        (12)
                                         -------    ------------

4.    SEPTEMBER 11, 2001 TERRORIST ATTACK

      On September 11, 2001, terrorists hijacked four commercial passenger jets in the United States. Two of the jets were flown into the World Trade Center towers in New York causing their collapse. The third jet was flown into the Pentagon building in Washington, D.C., causing severe damage, and the fourth jet crashed in rural Pennsylvania. This terrorist attack caused significant loss of life and resulted in

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

               Notes to Combined Statements (Unaudited), continued
                               September 30, 2002

unprecedented losses for the property and casualty insurance industry. St. Paul Re's estimated net pretax loss incurred as a result of the terrorist attack totaled $500 million in 2001. In the nine months ended September 30, 2002, St. Paul Re recorded an additional $21 million to its estimated loss provision recorded in 2001 for the terrorist attack.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.1 Novation and Transfer Agreement for the Multi-Line Excess of Loss Reinsurance Agreement, dated September 16, 2003, among Platinum US, St. Paul Fire and Marine Insurance Company and Wisconsin Mutual Insurance Company, effective as of January 1, 2003.

            10.2 Novation and Transfer Agreement for the Casualty Excess of Loss Reinsurance Agreement, dated September 16, 2003, among Platinum US, St. Paul Fire and Marine Insurance Company and Wisconsin Mutual Insurance Company, effective as of January 1, 2003.

            10.3 Novation and Transfer Agreement for the First Property Catastrophe Excess of Loss Reinsurance Agreement, dated September 16, 2003, among Platinum US, St. Paul Fire and Marine Insurance Company and Wisconsin Mutual Insurance Company, effective as of January 1, 2003.

            10.4 Novation and Transfer Agreement for the Second Property Catastrophe Excess of Loss Reinsurance Agreement, dated September 16, 2003, among Platinum US, St. Paul Fire and Marine Insurance Company and Wisconsin Mutual Insurance Company, effective as of January 1, 2003.

            10.5 Novation and Transfer Agreement for the Third Property Catastrophe Excess of Loss Reinsurance Agreement, dated September 16, 2003, among Platinum US, St. Paul Fire and Marine Insurance Company and Wisconsin Mutual Insurance Company, effective as of January 1, 2003.

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

      (b)   Reports on Form 8-K

            The Company filed a report on Form 8-K on August 13, 2003 incorporating under Item 12 the Company's press release reporting its financial results for the quarter ended June 30, 2003 and a financial supplement.

            The Company filed a report on Form 8-K on September 29, 2003 containing slides utilized in presentations to investors and analysts on September 29, 2003 and September 30, 2003.


                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PLATINUM UNDERWRITERS HOLDINGS, LTD

Date: November 13, 2003           /s/  Gregory E. A. Morrison
                                  ----------------------------------------
                                  By: Gregory E. A. Morrison
                                  President and Chief Executive Officer


Date: November 13, 2003           /s/  William A. Robbie
                                  ----------------------------------------
                                  By: William A. Robbie
                                  Executive Vice President and Chief
                                    Financial Officer