Form 10-K
period 2003-12-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2004-03-15
CIK 1171500

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


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

                             THE BELVEDERE BUILDING
                               69 PITTS BAY ROAD
                            PEMBROKE HM 08, BERMUDA
                                 (441) 295-7195
       (Address, including zip code, and telephone, including area code, of principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     COMMON SHARES, PAR VALUE $0.01 PER SHARE                     NEW YORK STOCK EXCHANGE
               (Title of each class)                    (Name of each exchange on which registered)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate  by check mark whether the  registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]      No [ ]

     The aggregate market value of Common Shares held by non-affiliates of the registrant as of June 30, 2003, the last business day of our most recently completed second fiscal quarter, was $893,326,670 based on the closing sale price of $27.14 per Common Shares on the New York Stock Exchange on that date. For purposes of this computation only, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

     As of March 1, 2004, there were outstanding 43,250,375 Common Shares, par value $0.01 per share, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2004 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    27
Item 3.   Legal Proceedings...........................................    27
Item 4.   Submission of Matters to a Vote of Security Holders.........    27

                                  PART II
Item 5.   Market For Registrant's Common Equity and Related
          Shareholder Matters.........................................    28
Item 6.   Selected Financial Data.....................................    28
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    30
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    49
Item 8.   Financial Statements and Supplementary Data.................    51
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    51
Item 9A.  Controls and Procedures.....................................    51

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    51
Item 11.  Executive Compensation......................................    52
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Shareholder Matters..................    52
Item 13.  Certain Relationships and Related Transactions..............    52
Item 14.  Principal Accountant Fees and Services......................    52

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    52

Signatures............................................................

Platinum Underwriters Holdings, Ltd. and Subsidiaries Financial          F-1
  Statements..........................................................
Platinum Underwriters Holdings, Ltd. and Subsidiaries Financial          S-1
  Statement Schedules.................................................
The Predecessor Business Combined Financial Statements................   P-1
Exhibits

                                     PART I

     The "Company," "Platinum," "we," "us," and "our" refer to Platinum Underwriters Holdings, Ltd. and its consolidated subsidiaries, unless the context otherwise indicates. "Platinum Holdings" refers solely to Platinum Underwriters Holdings, Ltd., a Bermuda holding company. "Platinum Bermuda" refers to Platinum Underwriters Bermuda, Ltd., a Bermuda reinsurance company and wholly owned subsidiary of Platinum Holdings. "Platinum Ireland" refers to Platinum Regency Holdings, an intermediate holding company domiciled in Ireland and a wholly owned subsidiary of Platinum Holdings. "Platinum UK" refers to Platinum Re (UK) Limited, a reinsurance company domiciled in the U.K. and a wholly owned subsidiary of Platinum Ireland. "Platinum Finance" refers to Platinum Underwriters Finance, Inc., a finance company in the U.S. and a wholly owned subsidiary of Platinum Ireland. "Platinum US" refers to Platinum Underwriters Reinsurance, Inc., a reinsurance company based in the U.S. and a wholly owned subsidiary of Platinum Finance. "Platinum Services" refers to Platinum Administrative Services, Inc., a U.S. company that provides administrative services to the Company and a wholly owned subsidiary of Platinum Finance. "Common Shares" refers to the common shares of the Company, par value $0.01 per share. The "Public Offering" refers to our initial public offering of the Common Shares of Platinum Holdings, which was completed on November 1, 2002. The "ESU Offering" refers to our Offering of equity security units, consisting of a contract to purchase Common Shares in 2005, and an ownership interest in a senior note of Platinum Finance due 2007, which was completed concurrently with the Public Offering. "St. Paul" refers to The St. Paul Companies, Inc., and "St. Paul Re" refers to the reinsurance underwriting segment of St. Paul prior to the Public Offering. "St. Paul Investment" refers to our issuance to St. Paul of Common Shares and an option to purchase additional Common Shares. "RenaissanceRe" refers to RenaissanceRe Holdings Ltd., and "RenaissanceRe Investment" refers to our issuance to RenaissanceRe of Common Shares and an option to purchase additional Common Shares. The St. Paul Investment and the RenaissanceRe Investment each occurred concurrently with the Public Offering.

NOTE ON FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

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

          (1) our ability to successfully execute our business strategy;

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

          (12) tax, regulatory or legal restrictions or limitations applicable to the Company or the property and casualty reinsurance business generally; and

          (13) changes in the Company's plans, strategies, objectives, expectations or intentions, which may happen at any time at the Company's discretion.

     As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. The foregoing factors, which are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors," should not be construed as exhaustive. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

ITEM 1.  BUSINESS

                               INDUSTRY OVERVIEW

GENERAL

     Reinsurance is an arrangement in which an insurance company, referred to as the reinsurer, agrees to assume from another insurance company, referred to as the ceding company, all or a portion of the insurance risks that the ceding company has underwritten under one or more insurance policies. In return, the reinsurer receives a premium for the risks that it assumes from the ceding company. Reinsurance, however, does not discharge the ceding company from its liabilities to policyholders. Reinsurance can provide ceding companies with three principal benefits: a reduction in net liability on individual risks, catastrophe protection from large or multiple losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks or write more business than would be possible without an accompanying increase in capital.

TYPES OF REINSURANCE

     Reinsurance is typically classified into two categories based on the underlying insurance coverage: property and casualty reinsurance, and life and annuity reinsurance.

  PROPERTY AND CASUALTY REINSURANCE

     We write property and casualty reinsurance. Property reinsurance protects a ceding company against financial loss arising out of damage to property or loss of its use caused by an insured peril. Examples of property reinsurance are property catastrophe and property per-risk coverages. Property catastrophe reinsurance protects a ceding company against losses arising out of multiple claims for a single event while property per-risk reinsurance protects a ceding company against loss arising out of a single claim for a single event.

     Casualty reinsurance protects a ceding company against financial loss arising out of the obligation to others for loss or damage to persons or property. Examples of casualty reinsurance are general and automobile liability, professional liability, workers' compensation, and accident and health coverages.

     Although property reinsurance involves a high degree of volatility, property reinsurance claims are generally reported soon after the event giving rise to the claim and tend to be assessed and paid relatively expeditiously. In comparison, there tends to be a greater time lag between the occurrence, reporting and payment of casualty reinsurance claims.

  LIFE AND ANNUITY REINSURANCE

     We do not currently write any life or annuity reinsurance although we may do so in the future. Life reinsurance provides coverage with respect to individual and group life and health risks to primary life insurers. Annuity reinsurance provides coverage to insurers who issue annuity contracts to consumers who seek to accumulate personal wealth or as protection against outliving their financial resources. We may write this business through treaty arrangements.

  EXCESS-OF-LOSS AND PROPORTIONAL REINSURANCE

     Reinsurance can be written on either an excess-of-loss basis or a pro rata, or proportional, basis. Approximately 76% of the reinsurance that we wrote in 2003 was excess-of-loss reinsurance.

     In the case of excess-of-loss reinsurance, the reinsurer assumes all or a specified portion of the ceding company's risks in excess of a specified claim amount, referred to as the ceding company's retention or the reinsurer's attachment point, subject to a negotiated reinsurance contract limit. For example, property catastrophe excess-of-loss reinsurance provides coverage to a ceding company when its aggregate claims, arising from a single occurrence during a covered period, such as a hurricane or an earthquake, exceed the attachment point specified in the reinsurance contract. Other forms of excess-of-loss reinsurance respond when each single claim exceeds the ceding company's retention. Premiums for excess-of-loss reinsurance may be either a specified dollar amount or a percentage of the premium charged by the ceding company.

     Excess-of-loss contracts can help reinsurers control their underwriting results by increasing their ability to determine reinsurance premiums at specific retention levels, independent of the premiums charged by primary insurers, and based upon their own underwriting assumptions. Also, because primary insurers typically retain a larger loss exposure under excess-of-loss contracts, we believe that they have a greater incentive to underwrite risks and adjust losses in a prudent manner.

     In the case of proportional reinsurance, the reinsurer assumes a predetermined portion of the ceding company's risks under the covered primary insurance contract or contracts. The frequency of claims under a proportional reinsurance contract is usually greater than under an excess-of-loss contract, since the reinsurer shares proportionally in all losses. Premiums for proportional reinsurance are typically a predetermined portion of the premiums that the ceding company receives from its insureds.

  TREATY AND FACULTATIVE REINSURANCE

     Reinsurance can be written either through treaty or facultative reinsurance arrangements. In treaty reinsurance, the ceding company cedes, and the reinsurer assumes, a specified portion of a type or category of risks insured by the ceding company. In facultative reinsurance, the ceding company cedes, and the reinsurer assumes, all or part of a specific risk or risks. Substantially all of the reinsurance that we underwrite is on a treaty basis. We may consider underwriting facultative reinsurance in limited and opportunistic circumstances.

     Generally, treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and are largely dependent on the original risk underwriting decisions made by the ceding company's underwriters. Accordingly, reinsurers will carefully evaluate the ceding company's risk management and underwriting practices, as well as claims settlement practices and procedures, in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty.

     Generally, reinsurers who provide facultative reinsurance do so separately from their treaty operations. Facultative reinsurance is normally purchased by ceding companies for risks not covered by their reinsurance treaties, for amounts in excess of the claims limits of their reinsurance treaties and for unusual and complex risks. In addition, facultative reinsurance often provides coverages for relatively large exposures, which results in greater potential claims volatility. Facultative reinsurance has relatively high underwriting expenses and, in particular, personnel costs, because each risk is individually underwritten and administered.

  FINITE REINSURANCE

     Finite reinsurance, often referred to as non-traditional reinsurance, involves structured reinsurance solutions tailored to meet an individual ceding company's strategic and financial objectives. Property and casualty risks can be reinsured on a finite basis. Finite reinsurance has been utilized in various ways to assist ceding companies in managing property catastrophe exposures and other loss exposures from single or multiple events that, in the aggregate, could be significant. Typically, the amount of claims a reinsurer might pay is finite or capped. In return for this limit on claims, the reinsurer often accepts a fixed profit margin specified in the treaty and returns profits above this margin to the ceding company.

     The constantly changing industry and regulatory framework, as well as the changing market demands facing insurance companies, has resulted in a continually evolving finite marketplace. We are active participants in the finite reinsurance market.

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

     We underwrite substantially all of our reinsurance through brokers, as we believe that the use of reinsurance brokers enables us to operate on a more cost-effective basis and to maintain the flexibility to enter and exit reinsurance lines in a quick and efficient manner. We believe that brokers are particularly useful in assisting with placements of excess-of-loss reinsurance programs.

  RETROCESSION

     Reinsurers typically purchase reinsurance to reduce their own risk exposure. Reinsurance of a reinsurer's risks is called retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons that include reducing liability on individual risks, protecting against catastrophic losses, stabilizing financial ratios and obtaining additional underwriting capacity. We purchase and issue retrocessional contracts.

                                  OUR BUSINESS

GENERAL

     Platinum Holdings is a Bermuda holding company organized in 2002. We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis. We operate through three licensed reinsurance subsidiaries: Platinum US, Platinum Bermuda and Platinum UK.

     Platinum UK and Platinum Bermuda were formed in 2002 and have no prior operating history or loss reserves subject to development prior to January 1, 2002. Platinum US had been an inactive licensed insurance company with no underwriting activity and no exposure to losses prior to January 1, 2002. Platinum Ireland has no business operations other than activity necessary to maintain its corporate existence and its ownership of Platinum Finance and Platinum UK. Platinum Finance's activities have generally been limited to raising funds for Platinum US through the issuance of the senior note component of the ESU Offering. Platinum Services' activities are limited to providing administrative services to the Company, including legal, finance, and human resources services. The following chart summarizes our corporate structure:

                          [CORPORATE STRUCTURE CHART]

PLATINUM'S STRATEGY

     Our goal is to achieve attractive long-term returns for our shareholders, while establishing Platinum as a conservative risk manager and market leader in certain classes of property and casualty reinsurance.

     - Operate as a Multi-Class Reinsurer. We seek to offer a broad range of reinsurance coverage to our ceding companies. We believe that this approach enables us to more effectively serve our clients, diversify our risk and leverage our capital.

     - Focus on profitability, not market share. Our management team pursues a strategy that emphasizes profitability rather than market share. Key elements of this strategy are prudent risk selection, appropriate pricing and adjustment of our business mix to respond to changing market conditions.

     - Exercise disciplined underwriting and risk management. We exercise risk management discipline by (i) maintaining a diverse spread of risk in our book of business across product lines and geographic zones, (ii) emphasizing excess-of-loss contracts over proportional contracts, (iii) managing our aggregate catastrophe exposure through the application of sophisticated property catastrophe modeling tools and (iv) monitoring our accumulating exposures on our non-property catastrophe exposed coverages.

     - Leverage our global platform. We currently operate in all three of the world's leading reinsurance markets with offices in New York, London and Bermuda.

     - Operate from a position of financial strength. Our capital position is unencumbered by any development of unpaid losses for business written prior to January 1, 2002. As of December 31, 2003, we had a total capitalization of $1,204,703,000. Our investment strategy focuses on security and stability in our investment portfolio by maintaining a diversified portfolio that consists primarily of investment grade fixed-income securities. We believe these factors, combined with our strict underwriting discipline, allow us to maintain our strong financial position and to be opportunistic when market conditions are most attractive.

OPERATING SEGMENTS

     We have organized our worldwide reinsurance business around the following three operating segments: Property and Marine, Casualty and Finite Risk. In each of our operating segments, we offer our reinsurance solutions to providers of commercial and personal lines of insurance. The following table sets forth the net premiums written by the Company for the year ended December 31, 2003 and the two-month period ended December 31, 2002 by operating segment and by type of reinsurance ($ in thousands):

                                                        YEAR ENDED          PERIOD ENDED
                                                    DECEMBER 31, 2003    DECEMBER 31, 2002
                                                    ------------------   ------------------
Property and Marine
  Excess-of-loss..................................  $  224,715     19%    $ 56,549      19%
  Proportional....................................     128,193     11%      32,792      11%
                                                    ----------    ---     --------     ---
     Total Property and Marine....................     352,908     30%      89,341      30%
                                                    ----------    ---     --------     ---
Casualty
  Excess-of-loss..................................     410,815     35%     155,377      52%
  Proportional....................................      63,185      5%       9,552       3%
                                                    ----------    ---     --------     ---
     Total Casualty...............................     474,000     40%     164,929      55%
                                                    ----------    ---     --------     ---
Finite Risk
  Excess-of-loss..................................     250,234     22%      43,844      15%
  Proportional....................................      95,000      8%          --      --
                                                    ----------    ---     --------     ---
     Total Finite Risk............................     345,234     30%      43,844      15%
                                                    ----------    ---     --------     ---
Total
  Excess-of-loss..................................     885,765     76%     255,770      86%
  Proportional....................................     286,378     24%      42,344      14%
                                                    ----------    ---     --------     ---
     Total........................................  $1,172,142    100%    $298,114     100%
                                                    ==========    ===     ========     ===

     The following table sets forth the net premiums written by the Company for the year ended December 31, 2003 and the two-month period ended December 31, 2002 by operating segment and by geographic location of the ceding company ($ in thousands):

                                                        YEAR ENDED          PERIOD ENDED
                                                    DECEMBER 31, 2003    DECEMBER 31, 2002
                                                    ------------------   ------------------
Property and Marine
  United States...................................  $  211,324     18%    $ 37,523      13%
  International...................................     141,584     12%      51,818      17%
                                                    ----------    ---     --------     ---
     Total Property and Marine....................     352,908     30%      89,341      30%
                                                    ----------    ---     --------     ---
Casualty
  United States...................................     436,789     37%      87,412      29%
  International...................................      37,211      3%      77,517      26%
                                                    ----------    ---     --------     ---
     Total Casualty...............................     474,000     40%     164,929      55%
                                                    ----------    ---     --------     ---
Finite Risk
  United States...................................     278,860     24%      28,937      10%
  International...................................      66,374      6%      14,907       5%
                                                    ----------    ---     --------     ---
     Total Finite Risk............................     345,234     30%      43,844      15%
                                                    ----------    ---     --------     ---
Total
  United States...................................     926,973     79%     153,872      52%
  International...................................     245,169     21%     144,242      48%
                                                    ----------    ---     --------     ---
     Total........................................  $1,172,142    100%    $298,114     100%
                                                    ==========    ===     ========     ===

PROPERTY AND MARINE

     The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written both in the United States and international markets. This operating segment includes property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss reinsurance treaties. We write a limited amount of other types of reinsurance on an opportunistic basis. We employ underwriters and actuaries with expertise in each of the following areas:

     - Property. We provide reinsurance coverage of damage to property and crops. Our property reinsurance activities emphasize catastrophe excess-of-loss reinsurance. These contracts provide a defined limit of liability, permitting us to quantify our aggregate maximum loss exposure for various catastrophe events. Quantification of loss exposure is fundamental to our ability to manage our loss exposure through geographical zone limits and program limits. In addition, when our pricing standards are met, we may write other property coverages, including per-risk excess-of-loss or proportional treaties.

     - Marine. We provide reinsurance coverage of marine and offshore energy insurance programs. Coverages reinsured include hull damage, protection and indemnity, cargo damage and general marine liability. Within Marine, we also write commercial and general aviation reinsurance. Marine reinsurance treaties include excess-of-loss as well as proportional treaties. We emphasize excess-of-loss treaties that provide for an evaluation using experience and exposure pricing models.

CASUALTY

     The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash and automobile liability. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. We generally write casualty reinsurance on an excess-of-loss basis. Most frequently, we respond to claims on an individual risk basis, when a claim for a single, original insured reaches our attachment point. We write some excess-of-loss treaties on an occurrence basis that respond when all of a ceding company's claims from multiple original insureds for a single claims event exceed our attachment point. On an opportunistic basis, we may write proportional treaties.

     We seek reinsurance treaties covering established books of insurance products where we believe that past experience permits a reasonable estimation of the reinsurance premium adequacy. We underwrite new exposures selectively and only after a comprehensive evaluation of the risk being reinsured and the capabilities of the ceding company. We employ underwriters and pricing actuaries with expertise in each of the following areas:

     - Umbrella Liability. Umbrella policies are excess insurance policies that provide coverage when claims, individually or in the aggregate, exceed the original general liability and automobile liability policies. A claim must exceed the limit of some underlying policy for the claim to be considered under an umbrella policy.

     - General and Product Liability. We provide reinsurance of third party liability coverages for commercial and personal insureds. We provide, predominantly on an excess-of-loss basis, various coverages of both small and large companies, including commercial, farmowners and homeowners policies as well as third party liability coverages such as product liability.

     - Professional Liability. We write reinsurance treaties for professional liability programs, including directors and officers liability insurance and errors and omissions liability insurance, for professionals such as lawyers, architects and other professionals and employment practices liability. In most circumstances, the underlying insurance products for these lines of business are written on a claims made basis, which requires claims related to the liabilities insured under the policy to be submitted to the insurer during a specified coverage period.

     - Accident and Health. We provide accident and health reinsurance, often in the form of quota share reinsurance of a ceding company writing aggregate and per-person stop loss coverage of self-insured employer medical plans. We also write reinsurance of first dollar health insurance, student health insurance, critical illness insurance, Medicare and Medicare supplement, and other forms of health insurance.

     - Workers' Compensation. We reinsure workers' compensation on a catastrophic basis as well as on a per-claimant basis. We may provide coverage on a full statutory coverage basis or subject to specific carve-out coverages. Our predominant exposure to workers' compensation would generally be due to a single claims occurrence, such as a factory explosion, involving more than one claimant.

     - Casualty Clash. Our casualty clash product responds to claims arising from a single set of circumstances (an event or occurrence) covered by more than one insurance policy or multiple claimants on one policy. This product is analogous to the property catastrophe product, but written for casualty lines of business. All of our casualty clash treaties are excess-of-loss contracts with both an occurrence limit and an aggregate limit.

     - Automobile Liability. Automobile liability reinsurance policies provide first party damage coverage that covers damage to the insured's vehicle and third party damage coverage that covers the insured's liability to other people and their property due to the use of the insured vehicle. There are also other coverages, such as uninsured motorists and medical payments. We generally reinsure automobile liability on an excess-of-loss basis, generally for claims greater than $100,000. Our predominant exposure arises from third party liability claims and the related legal defense costs.

FINITE RISK

     The Finite Risk operating segment includes principally finite reinsurance solutions to ceding companies whose needs may not be met efficiently through traditional reinsurance products. We focus on providing such clients with customized solutions for their risk management and other financial management needs. We seek to develop client-specific solutions after evaluating a client's business needs. The classes of risks underwritten through finite products are generally consistent with the classes covered by traditional products. The three main categories of finite products that we underwrite are described below:

     - Multi-year excess-of-loss. These reinsurance contracts often complement ceding companies' traditional excess-of-loss reinsurance programs. In general, these contracts are designed so that the ceding company funds the expected level of loss activity over a multi-year period. The reinsurer incorporates a profit margin to cover its costs and the risk that losses are worse than expected. This type of product often carries an up-front premium plus additional premiums, which are dependent on the magnitude of losses claimed by the ceding company under the contract. The ceding company generally participates in a profit sharing arrangement under this type of reinsurance contract if the business covered does not generate excessive losses.

     - Whole account aggregate stop loss. Aggregate stop loss reinsurance contracts provide broad protection against a wide range of contingencies that are difficult to address with traditional reinsurance. They can be offered on a single or multi-year basis, and provide either catastrophic or attritional loss protection.

     - Finite quota share. Finite quota share reinsurance contracts limit the reinsurer's underwriting exposure while allowing the ceding company to improve various surplus and leverage ratios.

MARKETING

     We market our reinsurance products worldwide through our underwriting offices and non-exclusive relationships with the leading reinsurance brokers active in the U.S. and non-U.S. markets.

     Based on in-force premiums written by the Company at December 31, 2003, the five brokers from which we derived the largest portions of our business (with the approximate percentage of business derived from such brokers and their affiliates) are Aon Corporation (26%), Marsh & McLennan Companies (21%), Benfield Blanch Inc. (15%), Willis Group Holdings (13%) and Towers Perrin (6%). The loss of business relationships with any of these top five brokers could have a material adverse effect on our business.

     In addition to their role as intermediaries in placing risk, brokers perform data collection, contract preparation and other administrative tasks. We believe that by relying largely on reinsurance brokers we are able to avoid the expense and regulatory complications of a worldwide network of offices, thereby minimizing fixed costs associated with marketing activities. We believe that by maintaining close relationships with brokers we are able to obtain access to a broad range of potential ceding companies.

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

     For property catastrophe exposed coverages, we measure our exposure to aggregate catastrophe claims using a catastrophe computer model that analyzes the effect of wind speed and earthquakes on the property values within our portfolio. We seek to limit the amount of capital that we can potentially lose from a severe catastrophe event, however there can be no assurance that we will successfully limit actual losses from such a catastrophe event. We also monitor our exposures from non-property catastrophe exposed accumulating risks, including surety, umbrella liability, directors and officers liability, credit and terrorism reinsurance.

     Many of our reinsurance contracts do not contain an aggregate loss limit or a loss ratio limit, which means that there is no contractual limit to the number of claims that we may be required to pay pursuant to such reinsurance contracts. However, substantially all of our property reinsurance contracts with natural catastrophe exposure have occurrence limits. In addition, substantially all of our high layer property, casualty and marine excess-of-loss contracts contain aggregate limits. Our actuaries and underwriters work together to establish appropriate pricing models for these purposes.

     In connection with the review of any program proposal, we consider the quality of the ceding company, including the experience and reputation of its management, its capital and its risk management strategy. In addition, we seek to obtain information on the nature of the perils to be included and, in the case of property catastrophe exposures, aggregate information as to the location or locations of the risks covered under the reinsurance contract. We request information on the ceding company's loss history for the perils proposed to be reinsured, together with relevant underwriting considerations, which would impact exposures to reinsurers. If the program meets all these initial underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital.

     We use sophisticated modeling techniques to measure and estimate loss exposure under both simulated and actual loss scenarios and in comparing exposure portfolios to both single and multiple events. We take an active role in the evaluation of commercial catastrophe pricing models, providing feedback to the modeling companies to improve the effectiveness of these models. These computer-based loss modeling systems utilize data compiled by A.M. Best Company ("Best's") and direct exposure information obtained from our clients to assess each client's catastrophe management approach and the adequacy of their program's protection. We believe that modeling is a very important part of the underwriting process for catastrophe exposure pricing. Our client base may also use one or more of the various modeling consulting firms in their exposure management analysis. We believe that the combination of reinsurance system information, together with the various commercial models we employ, enables us to monitor and control our exposure on a global basis. We also have access to the historical loss experience of St. Paul Re to assist us in pricing individual treaties and overall lines of business.

     In 2002, we entered into a five-year Services and Capacity Reservation Agreement with RenaissanceRe, pursuant to which RenaissanceRe provides consulting services to us in connection with our property catastrophe book of business. At our request, RenaissanceRe will analyze our property catastrophe treaties and contracts and will assist us in measuring risk and managing our aggregate catastrophe exposures twice per year.

RISK DIVERSIFICATION

     In addition to the strategies described above to manage our risks, we seek to diversify our property catastrophe exposure across geographic zones around the world in order to obtain a favorable spread of risk. We attempt to limit our coverage for risks located in a particular zone to a predetermined level. Currently, our greatest property exposures are in states on the West and Gulf Coasts and in the southeastern part of the United States, as well as in the Caribbean, Japan and northern Europe.

     We maintain a database of our exposures in each geographic zone and estimate our probable maximum loss for each zone and for each peril (e.g., earthquakes, hurricanes and floods) to which that zone is subject based on catastrophe models and underwriting assessments. We also use catastrophe modeling to review exposures on events that cross country borders such as wind events that may affect the Caribbean and Florida or the United Kingdom and continental Europe. The largest exposures are in the United States for earthquake and hurricane, in the United Kingdom for flood and wind, and in Japan for earthquake and typhoons.

     We seek to diversify our casualty exposure by writing casualty business throughout the United States and internationally. In addition, we seek to diversify our casualty exposure by writing casualty reinsurance across a broad range of product lines.

RETROCESSIONAL REINSURANCE

     We may obtain retrocessional reinsurance to reduce liability on individual risks, protect against catastrophic losses, stabilize financial ratios and obtain additional underwriting capacity. The major types of retrocessional coverage that we purchase or may purchase include the following:

     - specific coverage for certain property, marine and casualty exposures,

     - catastrophe coverage for property business, and

     - corporate level coverage for the potential accumulation or aggregation of exposures across some or all of our operations.

     We may purchase other retrocessional coverage on an opportunistic basis. Our decisions with respect to purchasing retrocessional coverage take into account both the potential coverage and market conditions with respect to the pricing, terms, conditions and availability of such coverage, with the aim of securing cost-effective protection. We expect that the type and level of retrocessional coverage will vary over time, reflecting our view of the changing dynamics of both the underlying exposure and the reinsurance markets. There can be no assurance that retrocessional coverage will be available on terms acceptable to us.

     We only purchase retrocessional coverage from retrocessionaires that satisfy strict business and financial standards. Retrocessional coverage is generally derived from companies rated "A" or better by Best's. For exposures where losses become known and are paid in a relatively short period of time, we may obtain retrocessional coverage from companies rated "A-" or better by Best's. The financial performance and rating status of all material retrocessionaires is routinely monitored. Retrocessional agreements do not relieve us from our obligations to the insurers and reinsurers from whom we assume business. Consequently, the failure of retrocessionaires to honor their obligations would result in losses to us.

     Platinum Bermuda reinsured 55% of Platinum UK's underwriting year 2003 reinsurance business. In addition, Platinum Bermuda reinsured approximately 70% of Platinum US' underwriting year 2003 reinsurance business. Trusts were established and funded to secure Platinum Bermuda's reinsurance obligations to Platinum UK and Platinum US. In addition, Platinum US externally ceded a 33% quota share and Platinum UK externally ceded a 25% quota share of certain property catastrophe business. Platinum US and Platinum UK also obtained $20 million in excess-of-loss per occurrence coverage with respect to marine business and $25 million with respect to international property business from various retrocessionaires. Finally, Platinum US provided to Platinum UK $40 million in coverage excess of $50 million with respect to property losses in Europe and Japan.

     Effective January 1, 2004, Platinum US and Platinum UK entered into an excess-of-loss retrocessional contract with a highly rated reinsurer providing $100 million of coverage. Premiums ceded under this contract will vary depending on the amount of loss. In addition, Platinum US and Platinum UK have expanded their external marine excess-of-loss coverage. Platinum US and Platinum UK have renewed their quota share agreements with Platinum Bermuda but have chosen not to renew their external property catastrophe quota share retrocessional contracts.

     Pursuant to the Services and Capacity Reservation Agreement with RenaissanceRe described above, RenaissanceRe provides us with quotations for non-marine property catastrophe retrocessional coverage with aggregate limits up to $100 million annually, either on an excess-of-loss or proportional basis. These quotations, which are in RenaissanceRe's sole discretion, reflect, among other things, an analysis of exposure, limit, retention, exclusions and other treaty terms. The annual fee that we pay to RenaissanceRe for this coverage commitment and the consulting services is the greater of (i) $4 million or (ii) 3.5% of our aggregate gross written non-marine non-finite property catastrophe premium (including reinstatements), adjusted annually 30 days after each anniversary. This annual fee is in addition to any retrocessional premium otherwise payable to RenaissanceRe for retrocessional coverage purchased by us from RenaissanceRe.

CLAIMS ADMINISTRATION

     With respect to the reinsurance contracts that we assumed from St. Paul Re, claims are managed by St. Paul Re's claims department, subject to our supervision and management, pursuant to the quota share retrocession agreements that we entered into with St. Paul. Under those agreements, St. Paul's subsidiaries transferred the liabilities, related assets and rights and risks under substantially all of the reinsurance contracts entered into by St. Paul's subsidiaries on or after January 1, 2002 (except for certain liabilities relating to the flooding in Europe in August 2002 and reinsurance underwritten in London covering exposures arising from financial institutions). We reimburse St. Paul for its costs of managing these claims. We may, at our discretion and expense, take over administration of any specific claims. Our own claims personnel administer claims arising under all of our other reinsurance contracts.

     The responsibilities of our claims personnel include reviewing loss reports, monitoring claims handling activities of clients, requesting additional information where appropriate, posting case reserves and approving payment of individual claims. Authority for payment and establishing reserves is based upon the level and experience of claims personnel.

     In addition to managing reported claims and conferring with ceding companies on claims matters, our claims personnel conduct periodic audits of specific claims and the overall claims procedures of our ceding companies at their offices. We rely on our ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. Moreover, prior to accepting certain risks, our underwriters will often request that our claims personnel conduct pre-underwriting claims audits of prospective ceding companies. Through these audits, we attempt to evaluate the ceding company's claims-handling practices, including the organization of their claims department, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines. Following these audits, our claims personnel provide feedback to the ceding company, including an assessment of the claims operation and, if appropriate, recommendations regarding procedures, processing and personnel.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     Under applicable insurance laws and regulations and accounting principles generally accepted in the United States of America ("U.S. GAAP"), we establish liabilities for payment of losses and loss adjustment expenses ("LAE") that will arise from our reinsurance products. These liabilities are balance sheet estimates of future amounts required to pay losses and LAE for reinsured claims that have occurred at or before the balance sheet date. Unpaid losses and LAE fall into two categories: estimates of liabilities for losses and LAE incurred but not reported ("IBNR") and case basis estimates for reported losses and LAE. Estimates of IBNR are balance sheet liabilities established to provide for occurrences or events that have given rise to a loss before any claims are reported. Significant periods of time can elapse between the occurrence of a reinsured claim, its reporting by the insured to the primary insurer and from the primary insurer to the reinsurer. Under U.S. GAAP, we are not permitted to establish liabilities until the occurrence of an event that may give rise to a loss.

     Upon receipt of a notice of claim from a ceding company, we establish an estimate of the case basis liability for our portion of the ultimate settlement. Case basis liabilities are usually based upon the liability estimate and other information reported by the ceding company and may be increased or reduced as deemed necessary by our claims personnel. We establish liabilities for losses and LAE based on past experience (including the historical loss experience of St. Paul Re, current developments and likely trends). Because estimation of unpaid losses and LAE is an inherently uncertain process, we believe that quantitative techniques are enhanced by professional and managerial judgment. The establishment of liabilities for losses and LAE, and adjustments to liabilities resulting from changes in our estimates, are reflected in current income.

     Unpaid losses and LAE represent our best estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may materially differ from such estimates. Such estimates are not precise because, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other factors. During the claim settlement period, it often becomes necessary to refine and adjust the case basis estimates of liability, and thus the estimates may be adjusted either upward or downward, based on periodic reviews for developments. Even after such adjustments, ultimate liability may materially differ from the revised estimates.

     The uncertainty inherent in loss estimation is particularly pronounced for casualty coverages, such as umbrella, general and product liability, professional liability and automobile liability, where information, such as required medical treatment and costs for bodily injury claims, only emerges over time. In the overall reserve setting process, provisions for economic inflation and changes in the social and legal environment are considered. The uncertainty inherent in the reserving process for primary insurers is even greater for the reinsurer. This is because of, but not limited to, the time lag inherent in reporting information from the primary insurer to the reinsurer and differing reserving practices among ceding companies.

     Activity in the liability for unpaid losses and LAE for the year ended December 31, 2003 and the two-month period ended December 31, 2002 is summarized as follows ($ in thousands):

                                                                2003       2002
                                                              --------   --------
Net unpaid losses and LAE as of beginning of period.........  $281,659   $     --
                                                              --------   --------
Net incurred related to:
  Current year..............................................   648,137     60,356
  Prior years...............................................   (63,966)        --
                                                              --------   --------
     Total net incurred losses and LAE......................   584,171     60,356
                                                              --------   --------
Unpaid losses and LAE assumed from St. Paul.................        --    221,303
                                                              --------   --------
Net paid losses and LAE:
  Current year..............................................   102,669         --
  Prior years...............................................    41,709         --
                                                              --------   --------
     Total net paid losses and LAE..........................   144,378         --
                                                              --------   --------
Effects of foreign currency exchange rate changes...........    10,466         --
                                                              --------   --------
Net unpaid losses and LAE as of end on period...............   731,918    281,659
Reinsurance recoverable.....................................     5,016         --
                                                              --------   --------
Gross unpaid losses and LAE as of the end of period.........  $736,934   $281,659
                                                              ========   ========

     The following table shows the development of liability for net unpaid losses and LAE. The table begins by showing the year-end liability for unpaid losses and LAE. The next portion of the table shows the re-estimated amount of the previously recorded losses and LAE for each year based on experience through each succeeding year. The re-estimated liabilities reflect additional information regarding claims incurred prior to the end of the preceding financial year. A redundancy or deficiency will result from changes in estimates of liabilities recorded at the end of the prior year. The cumulative redundancy reflects the cumulative differences between the original estimate and the currently re-estimated liability. Annual changes in the estimates are reflected in the statement of income for each year as the liabilities are revalued. Unpaid losses and LAE denominated in foreign currencies are restated at the foreign exchange rates in effect at the current year-end and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy. Each amount in the tables includes the effects of all changes in amounts for the prior year. The table does not present accident year or underwriting year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Therefore, it would not be appropriate to extrapolate future deficiencies or redundancies based on the table ($ in thousands):

                                                                2003       2002
                                                              --------   --------
Unpaid losses and LAE:
  Gross.....................................................  $736,934   $281,659
  Retroceded................................................     5,016         --
                                                              --------   --------
  Net unpaid losses and LAE.................................   731,918    281,659
Net unpaid losses and LAE re-estimated as of one year
  later.....................................................              224,693
Cumulative redundancy.......................................               56,966
Less deficiency due to foreign currency exchange............                7,000
                                                                         --------
Cumulative redundancy excluding foreign currency exchange...               63,966
                                                                         --------
Cumulative amount of net liability paid as of one year
  later.....................................................             $ 41,709

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

  INVESTMENT MANAGEMENT AGREEMENT

     We have entered into an investment management agreement with Alliance Capital Management L.P. ("Alliance"), which provides investment advisory services to us. The agreement may be terminated by either party by giving 30 days' notice of termination. We pay Alliance a fee based on the amount of assets managed.

  GENERAL GUIDELINES

     We have developed investment guidelines for the management of our investment portfolio by Alliance. Although these guidelines stress diversification of risk, preservation of capital and market liquidity, investments are subject to market risks and fluctuations, as well as risks inherent in particular securities. Interest rates and levels of inflation also affect investment returns. The primary objective of the portfolio, set forth in the guidelines, is to maximize investment returns consistent with appropriate safety, diversification, tax and regulatory considerations and to provide sufficient liquidity to enable us to meet our obligations on a timely basis.

     Our investment strategy takes into consideration the risks inherent in our business. For this reason, our investment policy is conservative with a strong emphasis on high quality, fixed maturity investments. Consistent with this policy, the duration of our portfolio is established according to the estimated duration of our reinsurance liabilities and the current interest rate environment.

     Within our fixed maturity portfolio we invest only in investment grade securities. We currently do not intend to invest in real estate, common equity securities or other classes of alternative investments, although from time to time we will make equity investments of a strategic nature. Our investment guidelines contain restrictions on the portion of the portfolio that may be invested in the securities of any single issue or issuer, with the exception of governments or government agencies with prescribed minimum ratings. Our investment managers may be instructed to invest some of the investment portfolio in currencies other than U.S. dollars based upon the business we anticipate writing, the exposures and unpaid losses and LAE on our books, or regulatory requirements. Our investment guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used only as part of a defensive strategy to protect the market value of investments.

     From time to time, we expect to reevaluate our investment guidelines to reflect any changes in our assumptions about liability duration, market conditions, prevailing interest rates and other factors discussed above. Any change in our guidelines will be subject to the ongoing oversight and approval of the Board of Directors.

  CLASSIFICATION

     We classify our investments as available-for-sale, trading or other invested assets. Our available-for-sale and trading portfolios are comprised entirely of investment grade fixed maturity investments. Other invested assets currently represent a strategic equity investment in a privately held reinsurance company.

  VALUATION

     All of our fixed maturity securities are carried at their estimated fair value. For our available-for-sale securities, the difference between amortized cost and the fair value, net of any deferred taxes, (commonly referred to as unrealized gain or loss) is charged or credited directly to our shareholders' equity. For our trading securities, the difference is charged as credited to our statement of income. We calculate the fair value based on quoted market prices, as reported by reputable market data providers. If quoted market prices are not available, fair values are estimated either based on values obtained from independent pricing services or based on a cash flow estimate. Realized gains and losses on disposal of our fixed maturity investments are determined based upon specific identification of the cost of investments sold and are recorded in our statement of income. For our fixed maturity investments we regularly monitor the unrealized difference between the cost and the estimated fair value of the securities in our portfolio and if the value of any of our investments declines in a manner that we believe is other than temporary, we write down that investment and record a realized loss on our statement of income.

     Other invested assets, which do not have a quoted market price, are accounted for using the equity method, which approximates fair value. Under the equity method, the change in fair value is charged or credited to our statement of income.

     Cash equivalents and short-term investments are carried at cost, which approximates fair value.

     The following table shows, in the aggregate, the fair value of our portfolio of invested assets (except for other invested assets) at December 31, 2003 and December 31, 2002 ($ in thousands):

                                                                 2003         2002
                                                              ----------   ----------
U.S. government and U.S. government agencies................  $    5,032   $    3,793
Tax exempt municipal bonds..................................      92,044           --
Corporate bonds.............................................   1,103,100      691,479
Mortgage and asset-backed securities........................     268,375      283,878
Foreign governments and foreign corporate bonds.............     205,905       39,107
                                                              ----------   ----------
  Total bonds...............................................   1,674,456    1,018,257
Redeemable preferred stocks.................................       3,682       46,959
                                                              ----------   ----------
  Total fixed maturities....................................  $1,678,138   $1,065,216
                                                              ==========   ==========

  QUALITY

     Our current investment guidelines call for our invested asset portfolio to have at least an average A2 rating as measured by Moody's Investors Service ("Moody's"). At December 31, 2003, our fixed maturity portfolio had a dollar weighted average rating of Aa3. The average yield of our portfolio for the year ended December 31, 2003 was 3.6%.

     The following table summarizes the composition of the fair value of the fixed maturity portfolio at December 31, 2003 and December 31, 2002 by rating as assigned by Moody's:

                                                              2003    2002
                                                              -----   -----
Aaa.........................................................   25.9%   31.0%
Aa-Aa3......................................................   18.9    16.0
A-A3........................................................   50.9    53.0
Baa.........................................................    4.3      --
                                                              -----   -----
                                                              100.0%  100.0%
                                                              =====   =====

  DURATION

     At December 31, 2003, our fixed maturity portfolio had an average weighted duration of 3.7 years. The following table summarizes the fair value of our fixed maturity portfolio by contractual maturities at

December 31, 2003; actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties ($ in thousands):

Due in one year or less.....................................   $       --
Due from one to five years..................................      927,686
Due from five to ten years..................................      301,178
Due in ten or more years....................................      186,738
Mortgage and asset-backed securities........................      258,854
                                                               ----------
  Total bonds...............................................    1,674,456
                                                               ----------
Redeemable preferred stocks.................................        3,682
                                                               ----------
  Total fixed maturities....................................   $1,678,138
                                                               ==========

COMPETITION

     The property and casualty reinsurance industry is highly competitive. We compete with reinsurers worldwide, many of which have greater financial, marketing and management resources than ours. Some of our competitors are large financial institutions that have reinsurance segments, while others are specialty reinsurance companies. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization. Our principal competitors vary by type of business. Bermuda-based reinsurers are significant competitors on property catastrophe business. Lloyd's of London syndicates are significant competitors on marine business. On international business, the large European reinsurers are significant competitors. Large U.S. direct reinsurers, as well as lead U.S.-based broker market reinsurers, are significant competitors on U.S. casualty business. On an overall basis, we expect that our most significant competitors include ACE Limited, Arch Capital Group Ltd., Axis Capital Holdings, Chubb Corporation, Converium Holding AG, White Mountains Insurance Group, Ltd., Endurance Specialty Holdings, Everest Re Group, General Re Corporation, IPC Holdings Ltd., Lloyd's of London, Montpelier Re Holdings Ltd., Munich Re Group, Odyssey Re Holdings Corp., Partner Re Limited, RenaissanceRe, Swiss Reinsurance Company, Transatlantic Holdings and XL Capital Limited.

     Following the September 11, 2001 terrorist attack, a number of individuals and companies in the reinsurance industry established new, well-capitalized, Bermuda-based reinsurers to benefit from improved market conditions, and a number of existing competitors raised additional capital or have announced plans to do so. Many of the reinsurers that entered the reinsurance markets have or could have more capital than we have. In addition, there may be established companies or new companies of which we are not aware that may be planning to commit capital to this market. The full effect of this additional capital on the reinsurance market and on the terms and conditions of the reinsurance contracts of the types we expect to underwrite may not be known for some time. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be underwritten.

     Traditional as well as new capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivatives such as swaps) that may compete with certain types of reinsurance, such as property catastrophe. Over time, these numerous initiatives could significantly affect supply, pricing and competition in our industry.

RATINGS AND SECURITY

     Best's is generally considered to be a significant rating agency with respect to the evaluation of insurance and reinsurance companies. Best's ratings are based on a quantitative evaluation of performance with respect to profitability, leverage and liquidity and a qualitative evaluation of spread of risk, reinsurance programs, investments, unpaid losses and management. Ratings are used by insurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, a ceding company's own rating may be adversely affected by a downgrade in the rating of its reinsurer. Therefore, a downgrade of our rating may dissuade a ceding company from reinsuring with us and may influence a ceding company to reinsure with a competitor of ours that has a higher rating.

     Furthermore, it is increasingly common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract if we are downgraded below our current rating level. Whether a client would exercise this cancellation right would depend, among other things, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. It is impossible to predict whether and how many of our clients would actually exercise this right or what effect such cancellations would have on our financial condition or future operations, but such effect could potentially be material.

     Best's has assigned a financial strength rating of "A" (Excellent) to our operating subsidiaries. This is the third highest of sixteen rating levels. According to Best's, a rating of "A" indicates Best's opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.

     We may from time to time secure our obligations under our various reinsurance treaties using trusts and/or letters of credit.

EMPLOYEES

     At December 31, 2003, we employed 155 people. None of our employees is subject to collective bargaining agreements. We are not aware of any current efforts to implement such agreements at any of our subsidiaries.

     Certain of the Bermuda-based employees of Platinum Holdings, including our Chief Executive Officer, Chief Financial Officer and General Counsel, are employed pursuant to work permits granted by Bermuda authorities. These permits expire at various times during the next few years. We have no reason to believe that these permits would not be extended at expiration upon request, although no assurance can be given in this regard.

REGULATION

  GENERAL

     The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. In Bermuda, we operate under relatively less intensive regulatory requirements. However, in the United States and in the United Kingdom, licensed reinsurers must comply with financial supervision standards comparable to those governing primary insurers. Accordingly, Platinum US and Platinum UK are subject to extensive regulation under applicable statutes. In the United States, those statutes delegate regulatory, supervisory and administrative powers to state insurance commissioners.

  BERMUDA REGULATION

     Platinum Holdings and Platinum Bermuda are organized and domiciled in Bermuda. As a holding company, Platinum Holdings is not subject to Bermuda insurance regulations.

     The Insurance Act 1978 (the "Insurance Act"), which regulates the insurance business of Platinum Bermuda, provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the "Authority"), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business.

     An insurer's registration may be canceled by the Authority on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the Authority, the insurer has not been carrying on business in accordance with sound insurance principles. The Insurance Act also imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants to the Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

     The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers being the largest and, consequently, subject to the strictest regulation. Platinum Bermuda is registered as a Class 4 insurer and is regulated as such under the Insurance Act.

     Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Platinum Bermuda is at our principal executive offices in Bermuda, and Platinum Bermuda's principal representative is Barton W. Hedges, the Chief Operating Officer of Platinum Bermuda. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Authority is given of the intention to do so. It is the duty of the principal representative, within 30 days of reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or liquidity or other ratio.

     Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Platinum Bermuda, are required to be filed annually with the Authority. The independent auditor of Platinum Bermuda must be approved by the Authority and may be the same person or firm that audits Platinum Bermuda's financial statements and reports for presentation to its shareholders. Platinum Bermuda's independent auditor is KPMG Bermuda.

     Loss Reserve Specialist. As a registered Class 4 insurer, Platinum Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and LAE provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the Authority.

     Statutory Financial Statements. Platinum Bermuda, as a general business insurer, will be required to submit its annual statutory financial statements as part of its annual statutory financial return. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer's shareholders under the Bermuda Companies Act 1981 (the "Companies Act"), which financial statements will be prepared in accordance with U.S. GAAP.

     Annual Statutory Financial Return. Platinum Bermuda is required to file with the Authority a statutory financial return no later than four months after its financial year-end (unless specifically extended). The statutory financial return for an insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of such insurer, solvency certificates, the statutory financial statements themselves, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify.

     Minimum Solvency Margin and Restrictions on Dividends and
Distributions. Under the Insurance Act, the value of the general business assets of a Class 4 insurer, such as Platinum Bermuda, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Platinum Bermuda:

          (1) is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

             (A) $100,000,000

             (B) 50% of net premiums written (being gross premiums written less any premiums ceded by Platinum Bermuda, but Platinum Bermuda may not deduct more than 25% of gross premiums when computing net premiums written); and

             (C) 15% of loss and other insurance reserves;

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

          (3) is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files with the Authority (at least seven days before payment of such dividends) an affidavit stating that it will continue to meet the required margins;

          (4) is prohibited, without the approval of the Authority, from reducing by 15% or more its total statutory capital as set out in its previous year's financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

          (5) is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the Authority a written report containing certain information.

     Additionally, under the Companies Act, Platinum Holdings and Platinum Bermuda may not declare or pay a dividend if Platinum Holdings or Platinum Bermuda, as the case may be, has reasonable grounds for believing that it is, or after the payment would be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

     Minimum Liquidity Ratio. The Insurance Act provides a minimum liquidity ratio for general business insurers. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are certain categories of assets which, unless specifically permitted by the Authority, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

     Supervision and Intervention. If it appears to the Authority that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Authority may, among other things, direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer's liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of, a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments, and/or (7) to limit its premium income.

     Although Platinum Bermuda is organized in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the Authority. Pursuant to its non-resident status, Platinum Bermuda may hold any currency other than Bermuda dollars and convert that currency into any other currency (other than Bermuda dollars) without restriction. Platinum Bermuda is permitted to hold Bermuda dollars to the extent necessary to pay its expenses in Bermuda.

     As "exempted" companies, Platinum Holdings and Platinum Bermuda may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister of Finance, participate in certain business transactions. Platinum Bermuda is a licensed reinsurer in Bermuda and so may carry on activities in Bermuda that are related to and in support of its reinsurance business.

     The Bermuda government actively encourages foreign investment in "exempted" entities like Platinum Holdings that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, Platinum Holdings and Platinum Bermuda are not currently subject to taxes on income or dividends or to any foreign exchange controls in Bermuda. In addition, currently there is no capital gains tax in Bermuda.

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

  U.S. REGULATION

     Platinum US is organized and domiciled in the State of Maryland and licensed, authorized or accredited to write reinsurance in 49 states of the United States and the District of Columbia and is seeking accreditation in Nevada, the one remaining state. Platinum US' principal insurance regulatory authority is the Maryland Insurance Administration, although Platinum US is regulated by state insurance departments and applicable state insurance laws in each state where it is licensed, authorized or accredited. In connection with the acquisition of Platinum US by Platinum Holdings, the Maryland Insurance Administration issued a consent order relating to Platinum US pursuant to which, among other things, we have agreed to comply with the notice and approval requirements with respect to certain transactions with RenaissanceRe and its affiliates.

     U.S. Insurance Holding Company Regulation of Platinum Holdings, Platinum Ireland and Platinum Finance. Platinum Holdings and Platinum Ireland as the indirect parent companies of Platinum US, and Platinum Finance as the direct parent company of Platinum US, are subject to the insurance holding company laws of Maryland, where Platinum US is organized and domiciled. These laws generally require an authorized insurer that is a member of a holding company system to register with the insurance department of the State of Maryland and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions among companies in the holding company system affecting Platinum US, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the Maryland Insurance Commissioner.

     The insurance laws of Maryland prohibit any person from acquiring control of Platinum Holdings, Platinum Ireland, Platinum Finance or Platinum US unless that person has filed a notification with specified information with the Maryland Insurance Commissioner and has obtained his prior approval. Under the Maryland statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person or entity who acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Maryland Insurance Commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the Maryland Insurance Commissioner or prohibiting the voting of those securities and to other actions determined by the Maryland Insurance Commissioner. In addition, many U.S. state insurance laws require prior notification to state insurance departments of a change in control of a nondomiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Platinum Holdings, Platinum Ireland or Platinum Finance may require prior notification in those states that have adopted pre-acquisition notification laws.

     These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Platinum Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Platinum Holdings might consider to be desirable.

     U.S. Insurance Regulation of Platinum US. The terms and conditions of reinsurance agreements generally are not subject to regulation by any state insurance department in the U.S. with respect to rates or policy terms. This contrasts with primary insurance agreements, the rates and policy terms of which are generally closely regulated by state insurance departments. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers.

     State insurance authorities have broad administrative powers with respect to various aspects of the reinsurance business, including licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, and regulating investments and dividends. State insurance laws and regulations require Platinum US to file financial statements with insurance departments in each state where it is licensed, authorized or accredited to do business, and the operations of Platinum US are subject to examination by those departments at any time. Platinum US prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments. State insurance departments conduct periodic examinations of the books and records and financial reporting of insurance companies domiciled in their states and of policy filing and market conduct of insurance companies doing business in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners ("NAIC").

     Under Maryland insurance law, Platinum US may pay dividends out of surplus, provided it must give the Maryland Insurance Commissioner at least 30 days' prior notice before paying an "extraordinary dividend" or making an "extraordinary distribution." Extraordinary dividends and extraordinary distributions are dividends or distributions which, together with any other dividends and distributions paid during the immediately preceding twelve-month period, would exceed the lesser of

          (1) 10% of Platinum US' statutory policyholders' surplus (as determined under statutory accounting principles) as of December 31 of the prior year; or

          (2) Platinum US' net investment income excluding realized capital gains (as determined under statutory accounting principles) for the twelve-month period ending on December 31 of the prior year and pro rata distribution of any class of Platinum US' own securities, plus any amounts of net investment income (excluding realized capital gains) in the three calendar years prior to the preceding year which have not been distributed.

     These statutory limitations are subject to change. Platinum US may not pay extraordinary dividends or make extraordinary distributions until either the 30-day notice period has expired (without the Maryland Insurance Commissioner disapproving such payment) or the Maryland Insurance Commissioner has approved the payment within that period. Extraordinary dividends and extraordinary distributions may only be paid out of earned surplus.

     In addition, Platinum US must give ten days' prior notice to the Maryland Insurance Commissioner of its intention to pay any dividend or make any distribution other than an extraordinary dividend or extraordinary distribution. The Maryland Insurance Commissioner has the right to prevent payment of such a dividend or such a distribution if he determines, in his discretion, that after the payment thereof, Platinum US' policyholders' surplus would be inadequate or could cause Platinum US to be in a hazardous financial condition.

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

     Platinum Holdings and Platinum US have entered into a guaranty pursuant to which Platinum Holdings has agreed to guarantee Platinum US' payment obligations under reinsurance contracts written by Platinum US after December 31, 2003 to the extent such payment obligations are not disputed or contested by Platinum US. In addition, Platinum Holdings has entered into a capital support agreement with Platinum US pursuant to which Platinum Holdings may be required from time to time to contribute capital to Platinum US in such amounts as shall be necessary to ensure that Platinum US will have adequate capital and surplus.

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

     U.S. Insurance Regulation of Platinum UK and Platinum Bermuda. Platinum UK and Platinum Bermuda are not admitted to do business in any state in the United States. In general, the insurance laws of each state of the United States and of many other countries prohibit the sale of insurance and reinsurance within their jurisdictions by non-admitted insurers and reinsurers such as Platinum UK and Platinum Bermuda. Neither Platinum UK nor Platinum Bermuda maintains an office or solicits, advertises, settles claims or conducts other reinsurance activities in any jurisdiction other than the United Kingdom (in the case of Platinum UK) or Bermuda (in the case of Platinum Bermuda).

     Platinum UK and Platinum Bermuda are not licensed, accredited or approved in any state in the U.S. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to be offset to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. Platinum UK or Platinum Bermuda may be subject to reinsurance premium excise taxes in the United States (1%) and certain other jurisdictions.

  U.K. REGULATION

     The framework for supervision of insurance companies in the United Kingdom is largely formed by European Union Directives ("Directives"), which are required to be implemented in member states through national legislation. Directives aim to harmonize insurance regulation and supervision throughout the European Union by laying down minimum standards in key areas, and requiring member states to give mutual recognition to each other's standards of prudential supervision.

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

     Solvency Requirements. Insurance companies are required to maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the regulations, and for these purposes, an insurer's assets and its liabilities are subject to specific valuation rules. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised.

     Platinum Holdings and Platinum UK have entered into a guaranty pursuant to which Platinum Holdings has agreed to guarantee Platinum UK's undisputed payment obligations under reinsurance contracts written by Platinum UK after December 31, 2003. In addition, Platinum Holdings has entered into a capital support agreement with Platinum UK pursuant to which Platinum Holdings may be required from time to time to contribute capital to Platinum UK by way of interest-free, subordinated debt in such amounts as shall be necessary to ensure that Platinum UK will have adequate capital and surplus.

     Restrictions on Dividend Payments. English law prohibits Platinum UK from declaring a dividend to its shareholders unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company's solvency margin within its jurisdiction and may restrict Platinum UK from declaring a dividend at a level that the FSA determines would adversely affect Platinum UK's solvency requirements. It is common practice in the United Kingdom to notify the FSA in advance of any significant dividend payment.

     Reporting Requirements. U.K. insurance companies must prepare their financial statements under the Companies Act 1985 (as amended), which requires the filing with Companies House of audited financial statements and related reports.

     Equalization Reserves. Each insurance company writing property, aviation, marine, business interruption or nuclear insurance or reinsurance business is required to maintain an equalization reserve in respect of business written in the financial years ending on or after December 23, 1996. Insurance companies writing credit insurance business must maintain equalization reserves calculated in accordance with certain provisions as related specifically to credit insurance business.

     Supervision of Management. The FSA closely supervises the management of insurance companies through the approved persons regime, by which any appointment of a person to a position of significant influence within an insurance company must be approved by the FSA. The FSA also has the authority to require there to be one or more independent directors on the board of directors of an insurance company.

     Change of Control. FSMA regulates changes in "control" of any insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly holds 10% or more of the shares in the parent company of a U.K. authorized insurance company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such a parent company, would be considered to be a "controller" for the purposes of the relevant legislation, as would a person who had significant influence over the management of such parent company by virtue of his shareholding in it. A purchaser of more than 10% of the Common Shares of Platinum Holdings would therefore be considered to have acquired "control" of Platinum UK.

     Under FSMA, any person proposing to acquire "control" over an authorized insurance company must give prior notification to the FSA of his intention to do so. In addition, if an existing controller proposed to increase its control in excess of certain thresholds set out in FSMA, that person must also notify the FSA in advance. The FSA then has three months to consider that person's application to acquire or increase "control." In considering whether to approve such application, the FSA must be satisfied both that the person is a fit and proper person to have such "control" and that the interests of consumers would not be threatened by such acquisition of or increase in "control." Failure to make the relevant prior application would constitute a criminal offense.

     Intervention and Enforcement. The FSA has extensive powers to intervene in the affairs of an authorized person. FSMA imposes on the FSA statutory obligations to monitor compliance with the requirements imposed by FSMA, and to enforce the provisions of FSMA and its related secondary legislation and take disciplinary measures.

     The FSA has a general power on giving notice to require information and documents from authorized persons that the FSA reasonably requires in connection with the exercise of its functions under the regulatory regime. The FSA also has distinct statutory powers to appoint investigators under the FSMA.

     Proposed Regulatory Developments in the United Kingdom and at the European Union Level. The legal and regulatory framework under which financial institutions (including insurance and reinsurance companies) conduct regulated business in the United Kingdom has been subject to significant reform over the past few years and further reforms are imminent or contemplated. Imminent changes of particular significance include the establishment of a single prudential regulatory framework for all financial institutions in the United Kingdom, which will confirm and develop the FSA's risk-based approach to assessing capital and other requirements.

     Significant current regulatory developments at the European Union level include a Directive ("Solvency 1"), which amends the existing solvency margin rules for non-life insurance undertakings by increasing the minimum European Union regulatory capital requirements. The Solvency 1 requirements have taken effect in the United Kingdom for financial years beginning on or after January 1, 2004. We believe that the changes effected by Solvency 1 are viewed by the FSA as a temporary measure, ahead of a more comprehensive review of insurers' and reinsurers' capital requirements (the "Solvency 2" and "Reinsurance" Directives, currently in draft form).

     Pending the more detailed review at the European Union level, the FSA issued a Consultation Paper in July 2003 ("CP190") setting out its proposals for an enhanced risk-based minimum regulatory capital requirement ("ECR") for non-life insurers, supplemented by a regime under which the FSA will review a company's assessment of its individual capital needs. Under CP190, each company will be required to maintain capital resources equal to the higher of a minimum capital requirement ("MCR") -- being the capital requirement set out in the relevant Directives -- and the ECR. CP190 also contemplates that, in addition to the minimum amount of capital (i.e. the higher of MCR and ECR), individual capital assessments will be made to take into account the particular circumstances of a company, which may result in a company being required to hold an amount higher than the minimum amount of capital or to provide confirmation that the minimum amount is adequate. Guidance by the FSA is expected to be published during 2004 taking into account individual capital assessments made by companies.

     CP190 also summarizes and responds to industry feedback received by the FSA on its proposals addressing credit risk for insurers and, in particular, reinsurance concentration, as set out in Consultation Paper 143 ("CP143") issued in July 2002. The proposals contained in CP143 aimed at ensuring adequate diversification of an insurer's or reinsurer's exposures to reinsurers (whether intra- or extra-group). In particular, CP143 proposed a rebuttable presumption that an insurer or reinsurer must limit the gross earned premiums paid to a single reinsurer (or group of related reinsurers) to a maximum of 20% of the insurer's or reinsurer's projected gross earned premiums in any financial year in order to meet prudential requirements. If an insurer or reinsurer wished to exceed this limit, it would first have to satisfy the FSA that this was appropriate. CP143 also proposed to limit an insurer's or reinsurer's exposure to a single reinsurer (or group of related reinsurers) to 100% of its capital by requiring it to alert its FSA supervisor if it was approaching or had exceeded this limit and to explain why it considered that prudent provision was or was not required for the excess exposure.

     In CP190, the FSA accepts that there are instances where imposing hard limits on reinsurance levels will be inappropriate, even though credit risk arises in those instances and thus needs to be controlled. In light of this, the FSA's stated intention is to maintain the rules requiring companies to inform the FSA of large reinsurance arrangements. The burden will be on the company to demonstrate that credit risk is being effectively managed.

     In response to industry concerns about the application of the CP143 limits to benign intra-group arrangements, the FSA states in CP190 that it does not intend to outlaw arrangements where an intra-group exposure is to a reinsurer that is part of a group subject to consolidated supervision by the FSA (although the burden in such cases will remain on the company's management to satisfy the FSA that credit risk is managed to a suitable level). No explicit indication is given of the FSA's view of intra-group arrangements with a reinsurer in a group that is not subject to consolidated FSA supervision, such as the Company. Future developments in this area may therefore be relevant to the Company.

     In addition, H.M. Treasury has recently implemented, by means of Treasury Regulations, the Winding-up Directive, which, among other things, gives priority in the winding-up of an insurance undertaking to claims under direct insurance over all other claims, including reinsurance. In certain circumstances, this could affect the ability of Platinum UK to collect reinsurance or retrocession premiums or other amounts from entities subject to these regulations.

  IRELAND REGULATION

     Platinum Ireland is organized and domiciled in Ireland. As a holding company, Platinum Ireland is not subject to Irish insurance regulation. Irish law prohibits Platinum Ireland from declaring a dividend to its shareholders unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.

AVAILABLE INFORMATION

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our Internet website at www.platinumre.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (the "SEC"). We also post on our website the charters of our Audit, Compensation, and Governance Committees, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and Compliance Procedures, and any amendments or waivers thereto, and any other corporate governance materials required to be posted by SEC or New York Stock Exchange ("NYSE") regulations. These documents are also available in print to any shareholder requesting a copy from our corporate secretary at our principal executive offices. Information contained on Platinum Holdings' website is not part of this report.

ITEM 2.  PROPERTIES

     Platinum Holdings' principal executive offices are located in approximately 4,000 square feet of office space subleased from Platinum Bermuda at The Belvedere Building, 69 Pitts Bay Road, Pembroke, Bermuda. Platinum Bermuda leases a total of 7,600 square feet of office space for its principal offices. The term of this lease ends on December 31, 2006.

     The principal offices of Platinum US are located at Two World Financial Center, New York, New York, where Platinum US leases approximately 49,599 square feet of office space. The term of this lease ends September 29, 2013. Platinum US has also entered into assignments of leases with St. Paul with respect to approximately 4,000 square feet of office space in Chicago, 6,300 square feet of office space in Miami and 540 square feet of office space in Tokyo. The terms of these leases will end in 2005, 2006 and 2004, respectively.

     The principal offices of Platinum UK are located at 52 Lime Street, London, where Platinum UK subleases from St. Paul approximately 8,462 square feet of office space. The term of this sublease ends on June 24, 2004. We are currently considering other possible locations for the principal offices of Platinum UK.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of business, the Company may become involved in various claims and legal proceedings. We are not currently aware of any pending or threatened material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Platinum Holdings shareholders during the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON SHARES

     Our Common Shares began publicly trading on the NYSE on October 29, 2002. Our NYSE symbol is "PTP." The following table sets forth, for the periods indicated, the high and low sales prices per share of our Common Shares as reported on the NYSE.

                                                              PRICE RANGE OF
                                                               COMMON SHARES
                                                              ---------------
PERIOD                                                         HIGH     LOW
------                                                        ------   ------
2002
  Fourth Quarter (from October 29, 2002)....................  $26.79   $24.10
2003
  First Quarter.............................................   26.45    21.29
  Second Quarter............................................   28.70    24.00
  Third Quarter.............................................   28.55    25.66
  Fourth Quarter............................................   32.05    26.80
2004
  First Quarter (through March 1, 2004).....................   33.71    29.00

     On March 1, 2004, the last reported sale price for our Common Shares was $33.44 per share. At March 1, 2004, there were approximately 16 holders of record and 3,000 beneficial holders of our Common Shares.

DIVIDEND POLICY

     The Board has declared a dividend for the first quarter of 2004 of $0.08 per Common Share, payable on March 31, 2004 to shareholders of record at the close of business on March 22, 2004. The declaration and payment of dividends will be at the discretion of the Board of Directors but will be prohibited if certain contract adjustment payments in respect of the Company's equity security units are deferred, and will depend upon our results of operations and cash flows, the financial positions and capital requirements of Platinum US, Platinum UK and Platinum Bermuda, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant. Accordingly, there is no assurance that dividends will be declared or paid in the future. Currently, there is no Bermuda withholding tax on dividends paid by Platinum Holdings.

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

     We have agreed to adjust the exercise price of the options granted to St. Paul and RenaissanceRe as part of the St. Paul Investment and RenaissanceRe Investment, respectively, to the extent dividend increases exceed 10% per year; however, we do not expect that dividend increases, if any, will exceed such rate.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data of the Company as of and for the year ended December 31, 2003 and the period ended December 31, 2002 and of St. Paul Re for the period from January 1, 2002 through November 1, 2002 and for the years ended December 31, 2001, 2000 and

1999. The data for the Company as of and for the year ended December 31, 2003 and the period ended December 31, 2002 were derived from the Company's consolidated financial statements beginning on page F-1 of this Form 10-K. The data for St. Paul Re for the period ended November 1, 2002 and for the year ended December 31, 2001 were derived from the audited combined financial statements of the reinsurance underwriting segment of St. Paul prior to the Public Offering (the Predecessor Business) beginning on page P-1 of this Form 10-K. The data for the year ended December 31, 2000 were derived from the selected historical combined financial statements of the reinsurance underwriting segment of St. Paul and data for the year ended December 31, 1999 were derived from the unaudited selected historical combined financial statements of the reinsurance underwriting segment of St. Paul not included in this Form 10-K. You should read the selected financial data in conjunction with such financial statements beginning on page P-1 of this Form 10-K. You should also read the selected financial data in conjunction with the Company's consolidated financial statements as of and for the year ended December 31, 2003 and the period ended December 31, 2002 beginning on page F-1 of this Form 10-K, and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 32 of this Form 10-K.

     THE UNDERWRITING RESULTS AND THE AUDITED HISTORICAL COMBINED FINANCIAL STATEMENTS OF THE REINSURANCE UNDERWRITING SEGMENT OF ST. PAUL PRIOR TO THE PUBLIC OFFERING (THE PREDECESSOR BUSINESS) ARE NOT INDICATIVE OF THE ACTUAL RESULTS OF THE COMPANY SUBSEQUENT TO THE PUBLIC OFFERING.

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                     PLATINUM UNDERWRITERS              REINSURANCE UNDERWRITING SEGMENT
                                         HOLDINGS, LTD.              INFORMATION OF ST. PAUL (PREDECESSOR)
                                 ------------------------------   --------------------------------------------
                                                 AS OF AND FOR     PERIOD FROM
                                                THE PERIOD FROM    JANUARY 1,
                                                  NOVEMBER 1,         2002
                                  YEAR ENDED     2002 THROUGH        THROUGH        YEARS ENDED DECEMBER 31,
                                 DECEMBER 31,    DECEMBER 31,      NOVEMBER 1,    ----------------------------
                                     2003            2002             2002          2001       2000      1999
                                 ------------   ---------------   -------------   --------   --------   ------
                                                                  ($ IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Statement of Income Data:
Net premiums written...........    $1,172.1        $  298.1          $1,007         1,677      1,073     $913
Net premiums earned............     1,067.5           107.1           1,102         1,593      1,121      878
Net investment income..........        57.6             5.2
Losses and LAE.................       584.2            60.4             791         1,922        811      500
Underwriting expenses..........    $  320.7        $   37.6             319           397        424      302
Underwriting gain (loss).......                                      $   (8)         (726)      (114)      76

Net income.....................    $  144.8        $    6.4
Basic earnings per share.......        3.37            0.15
Diluted earnings per share.....        3.09            0.15
Dividends declared per share...    $   0.32        $     --

Balance Sheet Data:
Total investments and cash.....    $1,790.5        $1,346.7
Premiums receivable............       487.4             5.6
Total assets...................     2,481.9         1,644.9
Net unpaid losses and LAE......       731.9           281.7
Net unearned premiums..........       299.9           191.0
Debt obligations...............       137.5           137.5
Shareholders' equity...........     1,067.2           921.2
Book value per share...........    $  24.79        $  21.42

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes included on pages F-1 through F-27 of this Form 10-K. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

OVERVIEW

     Platinum Holdings is a Bermuda holding company organized on April 19, 2002. The Company provides property and marine, casualty and finite reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis. The Company operates through three licensed reinsurance subsidiaries: Platinum US, Platinum UK and Platinum Bermuda.

     In November 2002, Platinum Holdings completed an initial public offering of 33,044,000 common shares. Concurrent with the public offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Companies, Inc. ("St. Paul") and 3,960,000 common shares to RenaissanceRe Holdings Ltd. ("RenaissanceRe") in private placements. In addition to the common shares issued, the Company issued equity security units, consisting of a contract to purchase common shares in 2005 and an ownership interest in a senior note due 2007. Also, concurrent with these transactions, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 (the "Quota Share Retrocession Agreements") under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses ("LAE"), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 and underwritten by the reinsurance segment of St. Paul ("St. Paul Re").

  CRITICAL ACCOUNTING POLICIES

     It is important to understand the Company's accounting policies in order to understand its financial position and results of operations. Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the relevant periods. Certain of the estimates and assumptions result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates. The Company's most critical accounting policies involve written and unearned premium, unpaid losses and LAE, reinsurance, investments, income taxes and stock-based compensation.

  Premiums

     Assumed reinsurance premiums are recognized as revenues when premiums become earned proportionately over the coverage period. Net premiums earned are recorded in the statement of income, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded in the balance sheet as unearned premiums, gross of any ceded unearned premiums.

     Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period. Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by estimates of premiums which are earned but not reported ("EBNR"). Along with estimating EBNR the Company records the expenses associated with these premiums in the form of losses, LAE and commissions. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the premium estimates and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to original premium estimates could be material and could significantly impact earnings in the period they are recorded. Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and receivable represents estimated premiums, net of commissions, and is not currently due based on the terms of the underlying contracts.

     Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses under these contracts, are recognized based upon the losses recorded under those contracts.

     Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on losses recorded under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses. These premiums relate to the future coverage obtained during the remainder of the initial policy term and are earned over the remaining policy term. Additional premiums are those premiums triggered by losses and not related to reinstatement of limits and are earned immediately. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary.

  Unpaid Losses and LAE

     The most significant judgment made by management in the preparation of financial statements is the estimation of unpaid losses and LAE liabilities also referred to as "loss reserves." These liabilities are balance sheet estimates of future amounts required to pay losses and LAE for reinsured claims which have occurred at or before the balance sheet date. Every quarter, the Company's actuaries prepare estimates of the loss reserves based on established actuarial techniques. Because the ultimate amount of unpaid losses and LAE is uncertain, we believe that quantitative techniques to estimate these amounts are enhanced by professional and managerial judgment. Company management reviews these estimates and determines its best estimate of the liabilities to record in the Company's financial statements.

     Loss reserves include estimates of the cost of claims that were reported but not yet paid ("case reserves") and the cost of claims that were incurred but not reported ("IBNR"). Case reserves are usually based upon claim reports received from ceding companies, and may be increased or reduced by the Company's claims personnel. IBNR is based on actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method. IBNR related to a specific event may be based on the Company's estimated exposure to an industry loss. This estimation process may include the use of catastrophe modeling software.

     Generally, initial actuarial estimates of IBNR not related to a specific event are based on the loss ratio method applied to each underwriting year for each class of business. Actual paid losses and case reserves ("reported losses") are subtracted from expected ultimate losses to determine IBNR. The initial expected ultimate losses involve management judgment and are based on: (i) contract by contract expected loss ratios derived from the Company's pricing process, and (ii) historical loss ratios of the Company and St. Paul Re adjusted for rate changes and trends. These judgments will take into account management's view of past, current and future: (i) market conditions, (ii) changes in the business underwritten, (iii) changes in timing of the emergence of claims and
(iv) other factors that may influence expected ultimate losses.

     Over time, as a greater number of claims are reported, actuarial estimates of IBNR are based on the Bornhuetter-Ferguson and the chain ladder techniques. The Bornhuetter-Ferguson technique utilizes actual reported losses and expected patterns of reported losses, taking the initial expected ultimate losses into account to determine a new estimate of expected ultimate losses. This technique is most appropriate when there are few reported claims and a relatively less stable pattern of reported losses. The chain ladder technique utilizes actual reported losses and expected patterns of reported losses to determine a new estimate of expected ultimate losses that is independent of the initial expected ultimate losses. This technique is most appropriate when there are a large number of reported losses with significant statistical credibility and a relatively stable pattern of reported losses. The pattern of reported losses is determined utilizing actuarial analysis including judgment and is based on historical patterns of the recording of paid losses and case reserves to the Company, as well as industry patterns. Information that may cause historical patterns to differ from future patterns is considered and reflected in expected patterns as appropriate. For property and health coverages these patterns indicate that a substantial portion of the ultimate losses are reported within 2 to 3 years after the contract is effective. Casualty patterns can vary from 3 years to well over 20 years depending on the type of business.

     While the Company commenced operations in 2002, the business written is sufficiently similar to the historical business of St. Paul Re that the Company uses the historical loss experience of this business to estimate its initial expected ultimate losses and its expected patterns of reported losses. These patterns can span more than a decade and, given its own limited history, the availability of the St. Paul Re data is a valuable asset to the Company.

     Under U.S. GAAP, we are not permitted to establish liabilities until the occurrence of an event that may give rise to a loss. When an event occurs of sufficient magnitude we may establish a specific IBNR reserve. Generally, this involves a catastrophe occurrence which affects many ceding company clients. Ultimate losses and LAE are based on management's judgment that reflects estimates gathered from ceding company clients, estimates of insurance industry losses gathered from public sources and estimates from catastrophe modeling software.

     Estimated amounts recoverable from retrocessionaires on unpaid losses and LAE are determined based on the Company's estimate of ultimate losses and LAE and the terms and conditions of its retrocessional contracts. These amounts are reflected as assets.

     Unpaid losses and LAE represent management's best estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may materially differ from such estimates. Such estimates are not precise because, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other factors.

     The uncertainty inherent in loss estimation is particularly pronounced for casualty coverages, such as umbrella liability, general and product liability, professional liability, directors and officers liability and automobile liability, where information, such as required medical treatment and costs for bodily injury claims, only emerges over time. In the overall loss reserving process, provisions for economic inflation and changes in the social and legal environment are considered. The uncertainty inherent in the reserving process for primary insurers is even greater for the reinsurer. This is because of, but not limited to, the time lag inherent in reporting information from the primary insurer to the reinsurer and differing reserving practices among ceding companies.

     Loss reserves are refined and adjusted as new information becomes available. Any such adjustments are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made.

  Reinsurance

     Written premiums, earned premiums, incurred losses and LAE reflect the net effects of assumed and ceded reinsurance transactions. Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been met. Evaluating risk transfer involves significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. Reinsurance contracts that do not transfer significant insurance risk are generally accounted for as reinsurance deposit liabilities with interest expense charged to other income and credited to the liability.

  Investments

     In accordance with our investment guidelines, our investments consist largely of high-grade marketable fixed income securities. Fixed maturities owned that the Company may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income as a separate component of shareholders' equity, net of deferred taxes. Fixed maturities owned that the Company has the intent to sell prior to maturity are classified as trading securities and reported at fair value, with unrealized gains and losses included in other income. Securities classified as trading securities are generally foreign currency denominated securities intended to match foreign currency denominated assets and liabilities in order to minimize net exposures arising from fluctuations in foreign currency exchange rates. Realized gains and losses on sales of investments are determined on a specific identification basis. In addition, unrealized depreciation in the value of individual securities considered by management to be other than temporary is charged to income in the period it is determined. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.

  Income Taxes

     Platinum Holdings and Platinum Bermuda are domiciled in Bermuda. The Company also has subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof.

     The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted. A valuation allowance is established for deferred tax assets where it is more likely than not that future tax benefits will not be realized.

  Stock-Based Compensation

     During 2003, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees" ("SFAS 123") and Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 123 requires that the fair value of shares granted under the Company's share option plan subsequent to adoption of SFAS 148 be amortized in earnings over the vesting periods. The fair value of the share options granted are determined through the use of an option-pricing model. SFAS 148 amends SFAS 123 and provides transitioning guidance for a voluntary adoption of FAS 123 as well as amends the disclosure requirements of SFAS 123. For the period from November 1, 2002 through December 31, 2002, the Company has elected to use the intrinsic value method of accounting for stock-based awards granted to employees established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, if the exercise price of the Company's employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.

  REINSURANCE INDUSTRY CONDITIONS AND TRENDS

     The reinsurance industry historically has been cyclical, characterized by periods of price competition due to excessive underwriting capacity as well as periods of favorable pricing due to shortages of underwriting capacity.

     Cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile developments, including natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and other catastrophic events, including terrorist attacks, the frequency and severity of which are inherently difficult to predict. Property and casualty reinsurance rates often rise in the aftermath of significant catastrophe losses. As liabilities are established to cover expected claims, the industry's capacity to write new business diminishes. The industry is also affected by changes in the propensity of courts to expand insurance coverage and grant large liability awards, as well as fluctuations in interest rates, inflation and other changes in the economic environment that affect market prices of investments.

     As a result of favorable loss levels and strong investment returns beginning in the mid-1990's, the reinsurance industry entered a cycle of increased competition and industry capacity that pushed property and casualty premium rates down. In 1999, there were several significant worldwide catastrophic events that resulted in industry insured losses of approximately $31 billion. These losses, and the subsequent contraction of reinsurance capacity in the market, resulted in improvements in rates, terms and conditions beginning with January 2000 renewals. These improvements continued in 2001 as capacity continued to contract due to a number of catastrophe events, particularly the terrorist attack of September 11, 2001. With insured losses currently estimated to be in excess of $30 billion, the terrorist attack resulted in the largest single insured loss ever experienced by the industry. By comparison, the largest industry insured catastrophic event prior to the attack was Hurricane Andrew in 1992 with $16 billion in estimated losses. Shortly after the property catastrophe events of 1999 and 2001, many reinsurance companies began to recognize poor results in their casualty business stemming from business underwritten from 1997 to 2000. The result was substantial loss reserve charges summing to tens of billions of dollars and a further decrease in industry capacity. In addition the capital of a number of large companies was further reduced by poor investment results. In late 2001 and through 2002 several new companies were started. Some existing companies raised new capital and others exited the business. The new capital invested in the industry was substantially less than the capital reduction from losses, exited companies, and poor investment results. As a result, rate increases in 2002 were significantly higher than 2001. Rates still rose in 2003 though at a lower rate. We believe that the shortage in property reinsurance capacity subsequent to the events of 1999 and 2001 has substantially abated. Effective rate changes for our property business averaged 5-10% through 2003.

     We believe that there will be more adverse casualty development from reinsurers who underwrote casualty business in the late 1990s. We believe there will be sustained upward pressure on casualty rates as these reserve shortfalls are recognized. During 2003 our effective rate change for our casualty business was between 25-30%.

RESULTS OF OPERATIONS

     Platinum Holdings was incorporated on April 19, 2002 under the laws of Bermuda to hold subsidiaries that provide property, casualty, and other reinsurance to insurers and reinsurers on a worldwide basis and, in November 2002, completed a Public Offering and assumed certain rights and obligations of the reinsurance business from St. Paul Re. Consequently, the 2002 consolidated statements of income and comprehensive income, shareholders' equity and cash flows include all activity from incorporation on April 19, 2002 through December 31, 2002. The underwriting operations, as well as substantially all other operations of the Company commenced in November 2002. Generally, the results of operations reflect the period from November 1, 2002 through December 31, 2002 (the "2002 Period") and are not comparable to the results of operations for the year ended December 31, 2003.

     Net income was $144,823,000 and $6,438,000 for the year ended December 31, 2003 and the 2002 Period, respectively. The increase is primarily because 2003 was the Company's first complete year of operations and the 2002 Period represents a two-month period, during which the Company had minimal underwriting activity. Additional factors affecting the comparison include the growth in the business underwritten in 2003 over 2002, favorable development in 2003 of unpaid losses and LAE as of December 31, 2002 of approximately $50,866,000, as well as improved profitability relating to net premiums earned in 2003, and increased investment income resulting from growth in invested assets in 2003. The United States insurance industry incurred some significant catastrophe losses in 2003. However, catastrophe losses in the Company's portfolio were relatively low as most catastrophe claims remained at the primary or ceding company level. Operating expenses for the year ended December 31, 2003 include a charge of $9,289,000 for expenses related to the separation and consulting agreement with the Company's former chief executive officer. Income tax expenses of $48,875,000 resulted in an effective tax rate of 25.2% for the year.

     Net premiums written for the year ended December 31, 2003 and the 2002 Period were $1,172,142,000 and $298,114,000, respectively. The increase is primarily because 2003 includes a full year of underwriting activity and the 2002 Period includes two months. Generally, the last two months of a year have a relatively small amount of net premiums written. However, net premiums written in the 2002 Period include $244,000,000 of unearned premiums assumed from St. Paul under the Quota Share Retrocession Agreements representing the remaining unearned premiums related to contracts written by St. Paul Re during the first ten months of 2002. Premiums written are based partially on estimates of ultimate premiums from reinsurance contracts and the estimates are updated quarterly. Reductions in premiums estimated for the 2002 underwriting year in the Casualty segment, a portion of which was written and earned by St. Paul Re, reduced the Company's net premiums written in 2003 by approximately $35,300,000.

     Net premiums earned for the year ended December 31, 2003 and the 2002 Period were $1,067,527,000 and $107,098,000, respectively. Similar to net premiums written, net premiums earned in 2003 represents twelve months of underwriting activity whereas the 2002 Period represents two months. Net premiums earned are recognized subsequent to net premiums written. Net premiums earned in the 2002 Period are relatively low due to the commencement of operations during 2002. Net premiums earned for 2003 reflect business underwritten in 2003 and 2002 while net premiums earned in the 2002 Period reflect only business underwritten in 2002. The reduction in 2003 of net premiums written in the Casualty segment resulted in a reduction of net premiums earned of approximately $16,100,000. Net premiums earned as a percentage of net premiums written for 2003 and the 2002 Period were 91.1% and 35.9%, respectively. The 2003 ratio is consistent with the growth of the business underwritten in 2003 over 2002. The ratio in the 2002 Period is low due to the commencement of operations in 2002 and the unearned premium assumed from St. Paul Re recorded as net premiums written in the 2002 Period.

     Net investment income was $57,645,000 and $5,211,000 for the year ended December 31, 2003 and the 2002 Period, respectively. The increase is primarily because 2003 includes a full year of investment income and the 2002 Period includes two months. The annualized investment yield for 2003 and the 2002 Period was 3.6% and 2.3%, respectively. The investment yield in 2003 reflects prevailing interest rates during 2003. Net investment income increased during 2003 as the Company's invested assets increased as a result of positive cash flow from operations. The yield in the 2002 Period reflects a delay in the investment of short-term investments and cash into fixed maturities during the 2002 Period pending receipt of certain required regulatory approvals from the United Kingdom and the State of Maryland. Net realized gains on investments were $2,781,000 and $25,300 in 2003 and the 2002 Period, respectively, and are the result of investment sale activity to manage the credit quality and duration of the investment portfolio.

     Other income was $3,343,000 and $167,000 for the year ended December 31, 2003 and the 2002 Period, respectively, and represents earnings on a small number of reinsurance contracts in the Finite Risk segment accounted for as deposits. Other income in 2003 also includes $1,282,000 of net unrealized losses relating to changes in fair value of fixed maturities classified as trading.

     Net foreign currency exchange gains (losses) for the year ended December 31, 2003 and the 2002 Period, were ($114,000) and $2,017,000, respectively.
Foreign currency exchange gains and losses arise from the valuation in U.S. dollars of assets and liabilities denominated in foreign currencies. The Company matches foreign currency denominated assets and liabilities to manage exposures to foreign currency exchange rates.

     Losses and LAE were $584,171,000 and $60,356,000 for the year ended December 31, 2003 and the 2002 Period, respectively. The increase in losses and LAE is due to the increase in net premiums earned in 2003 over the 2002 Period. The ratios of losses and LAE to premiums earned, also referred to as loss ratios, were 54.7% and 56.4% for the year ended December 31, 2003 and the 2002 Period, respectively. While losses and LAE in 2003 include provisions for various catastrophe losses, the 2002 Period had no catastrophe losses. The United States insurance industry incurred some significant catastrophe losses in 2003. However, catastrophe losses in the Company's portfolio were relatively low as most catastrophe claims remained at the primary or ceding company level. Losses and LAE in 2003 included a reduction is the estimated liability as of December 31, 2002 of $63,966,000 of which $13,100,000 relates to the reduction in 2003 of premiums originally estimated and accrued in 2002 in the Casualty segment. The remaining $50,866,000 relates to favorable development. Unpaid losses and LAE at December 31, 2002 were based largely on initial expected ultimate loss ratios. Throughout 2003 actual reported losses were monitored against expected patterns of reported loss. As actual reported losses continued to be less than expected reported losses, estimates of expected ultimate losses were reduced. This principally affected property coverages in the Property and Marine and Finite Risk segments where a substantial portion of the ultimate losses is expected to be reported to the Company within two years. Additionally, losses and LAE in 2003 were favorably impacted by improved profitability relating to net earned premium in 2003 on business underwritten in 2002.

     Acquisition expenses, including brokerage, commissions and other direct underwriting expenses associated with underwriting activities, were $251,226,000 and $25,474,000 for the year ended December 31, 2003 and the 2002 Period, respectively. The increase in acquisition expenses is due to the increase in net premiums earned in 2003 over the 2002 Period. Although acquisition ratios in 2003 varied by operating segment and by type of business, the resulting ratios of acquisition expenses to net premiums earned for 2003 and the 2002 Period were comparable at 23.5% and 23.8%, respectively.

     Operating expenses include other underwriting expenses related to the reinsurance operations as well as costs associated with the holding company operations of Platinum Holdings and were $92,595,000 and $16,334,000 for the year ended December 31, 2003 and the 2002 Period, respectively. The increase in operating expenses results from 2003 representing twelve months of operations whereas the 2002 Period represents two months, modest growth in staff, fees relating to an agreement with RenaissanceRe and office relocation expenses in 2003. Operating expenses in 2003 include a charge for $9,289,000 for the expenses related to the separation and consulting agreement with the Company's former chief executive officer. Operating expenses in the 2002 Period include one-time expenses of $5,353,000 incurred in connection with the completion of the Public Offering, the formation of the Company and the assumption of business from St. Paul.

     Interest expense for the year ended December 31, 2003 and the 2002 Period was $9,492,000, and $1,261,000, respectively, and relates to amounts payable under the Company's equity security units which are classified as debt obligations on the Company's balance sheet. The increase is because 2003 includes a full year of interest expense and the 2002 Period includes two months.

     Income tax expense for the year ended December 31, 2003 and the 2002 Period was $48,875,000 and $4,655,000, respectively. The increase in net income tax expense is due to the increase in income before taxes in 2003 over the 2002 Period. The resulting effective tax rates were 25.2% and 42.0% for the 2003 and the 2002 Period, respectively. The effective tax rate for 2003 was increased by a significant amount of income derived from business underwritten in 2002, assumed and retained by Platinum US and subject to U.S. corporate tax. The effective tax rate for 2003 was also affected by expenses related to the separation and consulting agreement with the Company's former chief executive officer that were incurred by Platinum Holdings that, when combined with the income before income tax expense from subsidiaries in taxable jurisdictions, increased the effective tax rate. The effective tax rate in the 2002 Period was higher than any tax rate of the taxable jurisdictions in which the Company operates because of significant start-up expenses incurred by Platinum Holdings for which no tax benefit was available.

SEGMENT INFORMATION

     The Company conducts its worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. In managing the Company's operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Segment underwriting income is reconciled to income before income taxes. The measures used by management in evaluating the Company's operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments for the year ended December 31, 2003 and the 2002 Period ($ in thousands):

                                              PROPERTY               FINITE
                                             AND MARINE   CASUALTY    RISK       TOTAL
                                             ----------   --------   -------   ----------
Year ended December 31, 2003:
Net premiums written.......................   $352,908    474,000    345,234   $1,172,142
                                              --------    -------    -------   ----------
Net premiums earned........................    355,556    391,170    320,801    1,067,527
Losses and LAE.............................    169,944    266,836    147,391      584,171
Acquisition expenses.......................     52,154    101,005     98,067      251,226
Other underwriting expenses................     35,598     21,060     12,870       69,528
                                              --------    -------    -------   ----------
     Segment underwriting income...........   $ 97,860      2,269     62,473   $  162,602
Corporate expenses not allocated to
  segments.................................                                       (23,067)
Net foreign currency exchange losses.......                                          (114)
Interest expense...........................                                        (9,492)
Other income...............................                                         3,343
Net investment income and net realized
  gains on investments.....................                                        60,426
                                                                               ----------
     Income before income tax expense......                                    $  193,698
                                                                               ----------

                                              PROPERTY               FINITE
                                             AND MARINE   CASUALTY    RISK       TOTAL
                                             ----------   --------   -------   ----------
Ratios:
  Losses and LAE...........................       47.8%      68.2%      45.9%        54.7%
  Acquisition expense......................       14.7%      25.8%      30.6%        23.5%
  Other underwriting expense...............       10.0%       5.4%       4.0%         6.5%
                                              --------    -------    -------   ----------
     Combined..............................       72.5%      99.4%      80.5%        84.7%
                                              --------    -------    -------   ----------
2002 Period:
Net premiums written.......................   $ 89,341    164,929     43,844   $  298,114
                                              --------    -------    -------   ----------
Net premiums earned........................     43,047     39,320     24,731      107,098
Losses and LAE.............................     21,558     29,498      9,300       60,356
Acquisition expenses.......................      7,798      9,269      8,407       25,474
Other underwriting expenses................      5,960      4,136      2,068       12,164
                                              --------    -------    -------   ----------
     Segment underwriting income...........   $  7,731     (3,583)     4,956   $    9,104
Corporate expenses not allocated to
  segments.................................                                        (4,170)
Net foreign currency exchange gains........                                         2,017
Interest expense...........................                                        (1,261)
Other income...............................                                           167
Net investment income and net realized
  gains on investments.....................                                         5,236
                                                                               ----------
     Income before income tax expense......                                    $   11,093
                                                                               ----------
Ratios:
  Losses and LAE...........................       50.1%      75.0%      37.6%        56.4%
  Acquisition expense......................       18.1%      23.6%      34.0%        23.8%
  Other underwriting expense...............       13.8%      10.5%       8.4%        11.4%
                                              --------    -------    -------   ----------
     Combined..............................       82.0%     109.1%      80.0%        91.6%
                                              --------    -------    -------   ----------

  PROPERTY AND MARINE

     The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets. This business includes property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss reinsurance treaties. This operating segment generated 30% of the Company's net premiums written in both 2003 and the 2002 Period.

     Net premiums written for the year ended December 31, 2003 and the 2002 Period were $352,908,000 and $89,341,000, respectively. The increase is primarily because 2003 includes a full year of underwriting activity and the 2002 Period includes two months. Generally, the last two months of a year have a relatively small amount of net premiums written. However, net premiums written in the 2002 Period include $77,049,000 of premiums assumed from St. Paul under the Quota Share Retrocession Agreements representing unearned premiums related to contracts written by St. Paul during the first ten months of 2002. Net premiums written in 2003 reflect a growth in business underwritten in 2003 over 2002.

     Net premiums earned for the year ended December 31, 2003 and the 2002 Period were $355,556,000 and $43,047,000, respectively. Similar to net premiums written, net premiums earned in 2003 represent twelve months of underwriting activity whereas the 2002 Period represents two months. Net premiums earned are recognized subsequent to net premiums written. Net premiums earned in the 2002 Period are relatively low due to the commencement of operations during 2002. Net premiums earned for 2003 reflect business underwritten in 2003 and 2002 while net premiums earned in 2002 reflect only business underwritten in 2002. Net premiums earned as a percentage of net premiums written for 2003 and the 2002 Period were 101% and 48%, respectively. Generally a growing book of business will produce a ratio of net premiums earned as a percentage of net premiums written of less than 100%. Despite an increase in business underwritten in 2003 over 2002, changes in the mix of business increased the 2003 ratio over 100%. The ratio for the 2002 Period is low due to the commencement of operations in 2002 and the unearned premium assumed from St. Paul recorded as net premiums written in the period.

     Losses and LAE for the year ended December 31, 2003 and the 2002 Period were $169,944,000 and $21,558,000, respectively. The increase in losses and LAE is related to the increase in net premiums earned in 2003 over the 2002 Period. The loss ratios for 2003 and the 2002 Period were 47.8% and 50.1%, respectively. Losses and LAE in 2003 were favorably affected by a relatively low level of catastrophe losses, while the 2002 Period had no catastrophe losses. Losses and LAE in 2003 also included favorable development in 2003 of losses and LAE as of December 31, 2002 of approximately $31,600,000. Additionally, the losses and LAE in 2003 were favorably impacted by improved profitability relating to net earned premium in 2003 on business underwritten in 2002.

     Acquisition expenses for the year ended December 31, 2003 and the 2002 Period were $52,154,000 and $7,798,000, respectively. The increase is due to the increase in net premiums earned in 2003 over the 2002 Period. The ratios of acquisition expenses to net premiums earned for 2003 and the 2002 Period, respectively were 14.7% and 18.1%, respectively. The ratios fluctuate as a result of the changes in mix of business and the differences in terms and conditions of various contracts.

     Other underwriting expenses for the year ended December 31, 2003 and the 2002 Period were $35,598,000 and $5,960,000, respectively, and represent costs such as salaries, rent and like items. The increase is primarily because 2003 includes a full year of operations and the 2002 Period includes two months. Other underwriting expenses includes fees of $5,350,000 in 2003 and $46,000 in the 2002 Period relating to an agreement with RenaissanceRe that provides for a periodic review of aggregate property catastrophe exposures. Operating expenses for the 2002 Period include one-time expenses of $1,267,000 incurred in connection with the completion of the Public Offering, the formation of the Company and the assumption of business from St. Paul.

  CASUALTY

     The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, directors and officers liability, workers' compensation, casualty clash and automobile liability. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. Most of our casualty reinsurance business is written on an excess-of-loss basis. This operating segment generated 40.4% and 55.3% of the Company's net premiums written for the year ended December 31, 2003 and the 2002 Period, respectively. The percentage in the 2002 Period was impacted by the unearned premiums assumed under the Quota Share Retrocession Agreements being recorded as net premiums written. We believe the 2003 percentage is more reflective of the casualty component of our business. Throughout 2003 the percentage of total net premiums written generated from our Casualty segment has been increasing as a result of increased underwriting activity in an improving marketplace.

     Net premiums written for the year ended December 31, 2003 and the 2002 Period were $474,000,000 and $164,929,000, respectively. The increase is primarily because 2003 includes a full year of underwriting activity and the 2002 Period includes two months. Generally, the last two months of a year have a relatively small amount of net premiums written. However, net premiums written in the 2002 Period include $140,386,000 of premiums assumed from St. Paul under the Quota Share Retrocession Agreements representing unearned premiums related to contracts written by St. Paul during the first ten months of 2002. Net premiums written in 2003 reflect a growth in business underwritten in 2003 over 2002. Premiums written are based partially on estimates of ultimate premiums from reinsurance contracts and the estimates are updated quarterly. Net premiums written in 2003 include a reduction in premiums estimated in the 2002 underwriting year, a portion of which were written and earned by St. Paul Re, that reduced net premiums written in the Company's Casualty segment in 2003 by approximately $35,300,000.

     Net premiums earned for the year ended December 31, 2003 and the 2002 Period were $391,170,000 and $39,320,000, respectively. Similar to net premiums written, net premiums earned in 2003 represents twelve months of underwriting activity whereas the 2002 Period represents two months. Net premiums earned are recognized subsequent to net premiums written. Net premiums earned in the 2002 Period are relatively low due to the commencement of operations during 2002. Net premiums earned for 2003 reflect business underwritten in 2003 and 2002 while net premiums earned in the 2002 Period reflect only business underwritten in 2002. The reduction, in 2003, of premiums estimated and accrued in the 2002 Period resulted in a reduction of net premiums earned in 2003 of approximately $16,100,000. Net premiums earned as a percentage of net premiums written in 2003 and the 2002 Period were 83% and 24%, respectively. The 2003 ratio is consistent with the growth of the business underwritten in 2003 over 2002. The ratio for the 2002 Period is low due to the commencement of operations in increase in 2002 and the unearned premium assumed from St. Paul recorded as net premiums written.

     Losses and LAE were $266,836,000 and $29,498,000 for the year ended December 31, 2003 and the 2002 Period, respectively. The increase in losses and LAE is related to the increase in net premiums earned in 2003 over the 2002 Period. The loss ratios incurred for the Casualty segment in 2003 and the 2002 Period were 68.2% and 75.0%, respectively. The loss ratio on business underwritten in 2003 is lower than the loss ratio for business underwritten in 2002 due to rate increases achieved during 2003. The losses and LAE in 2003 includes amounts from business underwritten in 2003 and business underwritten in 2002 while the 2002 Period includes amounts only from business underwritten in 2002. Losses and LAE in 2003 included a reduction is the estimated liability as of December 31, 2002 of $14,500,000 of which $13,100,000 relates to the reduction in 2003 of premiums originally estimated and accrued in the 2002 Period. The remaining $1,400,000 relates to favorable development. The decline in the loss ratio is further influenced by a shift in the mix of business toward contracts that have lower loss ratios and higher expense ratios.

     Acquisition costs for the year ended December 31, 2003 and the 2002 Period were $101,005,000 and $9,269,000, respectively. The resulting acquisition expense ratios for 2003 and the 2002 Period were 25.8% and 23.6%, respectively. The ratios reflect the mix of business and effects of differences in terms and conditions of various contracts as well as the shift in the mix of business discussed in the preceding paragraph.

     Other underwriting expenses for the year ended December 31, 2003 and the 2002 Period were $21,060,000 and $4,136,000, respectively, and represent costs such as salaries, rent and like items. Other underwriting expenses in the 2002 Period include $879,000 of one-time expenses incurred in connection with the completion of the Public Offering, the formation of the Company and the assumption of business from St. Paul.

  FINITE RISK

     The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The Company focuses on providing such clients with customized solutions for their financial management needs. The classes of risks underwritten in the Finite Risk segment are generally consistent with the classes covered using traditional products. At the time the Company was formed in 2002, management had the opportunity to select an initial portfolio of finite risk contracts to be assumed from St. Paul under the Quota Share Retrocession Agreements that management believed would generate significant underwriting gains. Profitability in this segment was favorably influenced by contractual terms and conditions that provided for greater profit opportunity as a result of losses incurred by St. Paul Re. This operating segment generated 29.5% and 14.7% of the Company's net premiums written in 2003 and the 2002 Period, respectively.

     Net premiums written for the year ended December 31, 2003 and the 2002 Period were $345,234,000 and $43,844,000, respectively. The increase is primarily because 2003 includes a full year of underwriting activity and the 2002 Period includes two months. The Finite Risk portfolio consists of a small number of contracts which can be large in premium size and are written on an intermittent basis. Consequently net premiums written are expected to vary significantly from year to year. A few significant finite quota share treaties were underwritten in the latter part of 2002 and early 2003 that together produced net premiums written of $220,000,000 in 2003.

     Net premiums earned for the year ended December 31, 2003 and the 2002 Period were $320,801,000 and $24,731,000, respectively. Similar to net premiums written, net premiums earned in 2003 includes a full year of underwriting activity whereas the net premiums earned in the 2002 Period includes two months. In addition, net premiums earned are recognized subsequent to net premiums written. The net premiums earned in 2003 reflects premiums from contracts underwritten in 2003 and 2002 whereas the net premiums earned in the 2002 Period only reflects premiums from contracts underwritten in 2002 since there was no business underwritten prior to 2002. Net premiums earned as a percentage of net premiums written in 2003 and the 2002 Period increased from 93% and 56%, respectively. The 2003 ratio is consistent with the growth of the business underwritten in the latter part of 2002 and through 2003. The ratio for the 2002 Period is low due to the commencement of operations in 2002 and the unearned premium assumed from St. Paul recorded as net premiums written in the period.

     Losses and LAE for the year ended December 31, 2003 and the 2002 Period were $147,391,000 and $9,300,000, respectively. The increase in losses and LAE is related to the increase in net premiums earned in 2003 over the 2002 Period. The loss ratios incurred for the Finite Risk segment in 2003 and the 2002 Period were 45.9% and 37.6%, respectively. Both 2003 and the 2002 Period benefited from the absence of any catastrophe losses. In 2003 there was a significantly greater amount of finite quota share contracts that had higher loss ratios. This affect was partially mitigated by favorable development in 2003 of losses and LAE as of December 31, 2002 of approximately $17,900,000, which includes the effect of commutations.

     Acquisition costs for the year ended December 31, 2003 and the 2002 Period were $98,067,000 and $8,407,000, respectively. The increase in acquisition expenses is related to the increase in net premiums earned in 2003 over the 2002 Period. The resulting acquisition expense ratios in 2003 and the 2002 Period were 30.6% and 34.0%, respectively. The ratios reflect the mix of business and effects of differences in terms and conditions of various contracts.

     Other underwriting expenses for the year ended December 31, 2003 and the 2002 Period were $12,870,000 and $2,068,000, respectively, and represent costs such as salaries, rent and like items. The increase is primarily because 2003 includes a full year of operations and the 2002 Period includes two months. Other underwriting expenses in 2002 include $440,000 of one-time expenses incurred in connection with the completion of the Public Offering, the formation of the Company and the assumption of business from St. Paul.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  FINANCIAL CONDITION

     Fixed maturities were $1,678,138,000 as of December 31, 2003. The Company's fixed maturity investment portfolio is comprised entirely of publicly traded investment grade bonds. The portfolio had an average duration of 3.7 years as of December 31, 2003. Management monitors the composition of the investment portfolio and cash flows from the portfolio to maintain the appropriate levels of liquidity in an effort to ensure the Company's ability to satisfy claims. Investments with a carrying value of $473,289,000 and cash and cash equivalents of $11,868,000 at December 31, 2003 were held in trust to secure St. Paul for an equivalent amount of liabilities ceded by St. Paul to the Company under the Quota Share Retrocession Agreements. The Company believes it has sufficient cash on hand to meet its short-term obligations and to maintain the liquidity necessary for portfolio management. All cash flow in excess of these requirements is invested in a timely manner.

     As the Company's book of business develops, certain assets and liabilities associated with underwriting have increased significantly, some of which include significant estimates. Premiums receivable, deferred acquisition costs, unpaid losses and LAE, unearned premiums and commissions payable have all increased significantly from December 31, 2002. Premiums receivable increased by approximately $481,843,000 from December 31, 2002 to December 31, 2003, of which $395,717,000 represents EBNR. Unpaid losses and LAE, net of reinsurance recoverable on ceded losses and LAE, increased by approximately $450,259,000 from December 31, 2002 to December 31, 2003, of which $357,557,000 represents IBNR.

  SOURCES OF LIQUIDITY

     The consolidated sources of funds of the Company consist primarily of premiums received, losses recovered from retrocessionaires, investment income and proceeds from sales and redemption of investments and actual cash and cash equivalents held by the Company. Net cash flow provided by operations for the year ended December 31, 2003 and the 2002 Period were $383,307,000 and $281,393,000, respectively, and was used primarily to acquire additional investments. Cash flows are derived from our premium volume and the relatively low level of claim payments made to date due, in part, to the start-up nature of our business and the relatively low level of catastrophe losses incurred during the current year. Included in the cash flow from operations is $108,336,000 received from St. Paul relating to the liabilities assumed on November 2, 2002 under the Quota Share Retrocession Agreements. The Company continues to receive cash from St. Paul relating to the ongoing administration of reinsurance contracts assumed. The net cash flows from operating activities in the 2002 Period was impacted materially by the Quota Share Retrocession Agreements, under which the Company assumed reinsurance contract liabilities of St. Paul Re on November 2, 2002 and received approximately $288,648,000 in cash.

     The Company actively manages the cash and cash equivalent component of its overall investment portfolio in order to manage the overall duration of its investment portfolio and to ensure there is adequate cash on hand to meet ongoing operational requirements, along with other potential liquidity requirements. As of December 31, 2003 the Company had $105,461,000 of cash and cash equivalents.

     Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All of its reinsurance operations are conducted through its wholly owned operating subsidiaries Platinum US, Platinum UK and Platinum Bermuda. As a holding company, the cash flow of Platinum Holdings consists primarily of dividends, interest and other permissible payments from its operating subsidiaries. Platinum Holdings depends on such payments to receive funds for general corporate purposes and to meet its obligations, including the contract adjustment payments related to the equity security units and the payment of any dividends to its shareholders.

     Platinum Holdings had a 364-day committed credit facility with a group of banks which provided $100,000,000 of aggregate borrowing capacity. The credit facility expired on August 19, 2003. Platinum Holdings did not renew its credit facility because the Company believes its financial position and operations are able to provide adequate liquidity. As part of the Company's ongoing business strategy, we may, from time to time, seek to secure external financing and may also access the public capital markets.

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

     Platinum UK and Platinum Bermuda are not licensed, approved or accredited as reinsurers anywhere in the United States and, therefore, under the terms of most of their contracts with United States ceding companies, they are required to provide security to their ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners. Typically, this type of security takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Platinum UK and

Platinum Bermuda expect to obtain letters of credit through commercial banks and may be required to provide the banks with a security interest in certain of Platinum UK's and Platinum Bermuda's investments.

     The payment of dividends and other distributions from the Company's regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of the Company in 2004 without prior regulatory approval is estimated to be $139,190,000.

     Platinum Holdings operates a treasury department that is responsible for the following functions: (1) managing banking relationships, (2) capital raising activities, including equity and debt issues, (3) managing Platinum Holdings' overall cash and liquidity positions, and (4) overseeing the payment of internal and external dividends and the settlement of interest obligations.

     Management believes that the cash flow generated by the operating activities of the Company's subsidiaries will provide sufficient funds for the Company to meet its liquidity needs over the foreseeable future. Cash flow available to the Company may be influenced by a variety of factors, including general economic conditions and conditions in the insurance and reinsurance markets, as well as fluctuations from year to year in claims experience and the presence or absence of large catastrophic events.

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

  CAPITAL EXPENDITURES

     None of Platinum Holdings, Platinum US, Platinum UK or Platinum Bermuda have any material commitments for capital expenditures.

CONTRACTUAL OBLIGATIONS

                                                  LESS THAN     1-3      3-5    MORE THAN
CONTRACTUAL OBLIGATIONS                  TOTAL     1 YEAR      YEARS    YEARS    5 YEARS
-----------------------                 -------   ---------   -------   -----   ---------
Equity Security Units.................  137,500        --     137,500      --        --
Operating Leases......................   18,034     1,257       3,992   5,728     7,057

OFF BALANCE SHEET ARRANGEMENTS

     The Company does not have any arrangements that are not accounted for or disclosed in the consolidated financial statements.

CURRENT OUTLOOK

     We believe that our markets continue to provide strong opportunities. Currently, we believe that premium rates in certain casualty reinsurance markets have strengthened to attractive levels. We believe that premiums in our Casualty segment will grow. Because there are areas of the casualty market where pricing remains inadequate, we are being selective and write business only when we believe it will be profitable. We believe we have necessary expertise in our U.S. operations to support our strategies. We believe that our reputation for prompt service as well as our financial strength will help achieve our goal.

     We believe that the additional capacity provided to the reinsurance market subsequent to September 11, 2001, as well as light catastrophe losses in 2002 and 2003 have begun to cause pricing in the property catastrophe market to decrease. Decreases to date have been modest and we believe that rates remain at attractive levels. Significant time and effort has been invested in developing sophisticated catastrophe modeling tools that assist us in identifying profitable business opportunities. We believe we can improve the risk/reward relationship in our portfolio and grow the Property and Marine segment while managing our catastrophe exposure risk within acceptable levels.

     We believe that the Finite Risk segment has performed exceptionally well in 2003. Profitability was favorably influenced by a relatively low level of current losses and contractual terms and conditions that provided for greater profit opportunity as a result of significant losses incurred in prior periods by St. Paul Re. We believe opportunities to write finite contracts will remain though the terms and conditions of the contracts will not allow the same profit opportunity as we move farther away from the adverse loss experience of St. Paul Re.

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

     OUR RESULTS COULD BE ADVERSELY AFFECTED BY OUR STATUS AS A RELATIVELY NEW COMPANY.

     The Company has no operating history prior to the Public Offering. Businesses such as ours, which are in their early stages of development, present substantial business and financial risks. We are still in the process of developing business relationships, establishing certain operating procedures, obtaining certain licenses and completing other tasks appropriate for the conduct of our business activities. Certain potential clients may not wish to do business with us because of our limited operating history.

     INCREASED COMPETITION COULD ADVERSELY AFFECT OUR PROFITABILITY.

     The property and casualty reinsurance industry is highly competitive. We compete with reinsurers worldwide, many of which have greater financial, marketing and management resources than ours. Some of our competitors are large financial institutions that have reinsurance segments, while others are specialty reinsurance companies. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization.

     Following the September 11, 2001 terrorist attack, a number of individuals and companies in the reinsurance industry established new, well-capitalized, Bermuda-based reinsurers to benefit from improved market conditions, and a number of existing competitors raised additional capital or have announced plans to do so. Many of the reinsurers that entered the reinsurance markets have or could have more capital than we have. In addition, there may be established companies or new companies of which we are not aware that may be planning to commit capital to this market. The full effect of this additional capital on the reinsurance market and on the terms and conditions of the reinsurance contracts of the types we expect to underwrite may not be known for some time. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be underwritten.

     Traditional as well as new capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivatives such as swaps) that may compete with certain types of reinsurance, such as property catastrophe. Over time, these numerous initiatives could significantly affect supply, pricing and competition in our industry.

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

     It is increasingly common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract if we are downgraded below our current rating level. Whether a client would exercise this cancellation right would depend, among other things, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. It is impossible to predict in advance whether and how many of our clients would actually exercise this right or what effect such cancellations would have on our financial condition or future operations, but such effect could potentially be material.

     THE OCCURRENCE OF SEVERE CATASTROPHIC EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

     Because we underwrite property and casualty reinsurance and have large aggregate exposures to natural and man-made disasters, we expect that our loss experience generally will include infrequent events of great severity. The frequency and severity of catastrophe losses are inherently unpredictable. Consequently, the occurrence of losses from severe catastrophic events could have a material adverse effect on our results of operations and financial condition. In addition, catastrophes are an inherent risk of our business and a severe catastrophe or series of catastrophes could have a material adverse effect on our ability to write new business, and our financial condition and results of operations, possibly to the extent of eliminating our shareholders' equity and statutory surplus (which is the amount remaining after all liabilities, including liabilities for losses and LAE, are subtracted from all admitted assets, as determined under statutory accounting principles, which are the principles prescribed or permitted by U.S. insurance regulatory authorities). Increases in the values and geographic concentrations of insured property and the effects of inflation have historically resulted in increased severity of industry losses in recent years and we expect that those factors will increase the severity of catastrophe losses in the future.

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

     We market most of our reinsurance products through reinsurance brokers. The reinsurance brokerage industry generally, and our sources of business specifically, are concentrated. The loss of business relationships with any of our top five brokers could have a material adverse effect on our business. In addition, some of these brokers have invested in new Bermuda reinsurance companies that may compete with us, and these brokers may favor their own reinsurers over other companies, including us.

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

     The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including what management believes to be a trend of courts to grant increasingly larger awards for certain damages, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes and floods), fluctuations in interest rates, changes in the investment environment that affect market prices of and income and returns on investments and inflationary pressures that may tend to affect the size of losses experienced by primary insurers. We cannot predict whether market conditions will improve, remain constant or deteriorate. A return to unfavorable market conditions may affect our ability to write reinsurance at rates that we consider appropriate relative to the risk assumed. If we cannot write property and casualty reinsurance at appropriate rates, our ability to transact reinsurance business would be significantly and adversely affected.

     OUR INVESTED ASSETS ARE SUBJECT TO MARKET VOLATILITY AND INTEREST RATE AND CURRENCY EXCHANGE RATE FLUCTUATION.

     The Company's principal invested assets are fixed maturities, which are subject to the market risk of potential losses from adverse changes in interest rates and prices. Depending on the classification of our investments as available-for-sale, trading or other assets, changes in the market value of our securities will be reflected in either our consolidated balance sheet or statement of income. The Company's investment portfolio is also subject to credit risk resulting from adverse changes in the issuer's ability to repay the debt. These risks could materially adversely affect our results of operations.

     The Company's principal exposure to foreign currency risk is its obligation to settle claims in foreign currencies. The possibility exists that the Company may incur foreign currency exchange gains or losses as it ultimately settles claims required to be paid in foreign currencies. To the extent the Company does not seek to hedge its foreign currency risk or hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rate could materially adversely affect our results of operations.

     PLATINUM HOLDINGS IS A HOLDING COMPANY AND, CONSEQUENTLY, ITS CASH FLOW IS DEPENDENT ON DIVIDENDS, INTEREST AND OTHER PERMISSIBLE PAYMENTS FROM ITS SUBSIDIARIES.

     Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All operations are conducted by its wholly owned operating subsidiaries, Platinum US, Platinum UK and Platinum Bermuda. As a holding company, Platinum Holdings' cash flow consists primarily of dividends, interest and other permissible payments from its subsidiaries. Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the payment of any dividends to its shareholders. Additionally, under the Bermuda Companies Act 1981, Platinum Holdings may declare or pay a dividend only if, among other things, it has reasonable grounds for believing that it is, or would after the payment be, able to pay its liabilities as they become due. For a discussion of the legal limitations on our subsidiaries' ability to pay dividends to Platinum Holdings, see "Business -- Regulation."

     THE IMPOSITION OF U.S. CORPORATE INCOME TAX ON PLATINUM HOLDINGS AND ITS NON-U.S. SUBSIDIARIES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     We believe that Platinum Holdings, Platinum UK, Platinum Bermuda and Platinum Ireland each operate in such a manner that none of these companies is subject to U.S. corporate income tax because they are not engaged in a trade or business in the U.S. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the tax authorities, the U.S. Internal Revenue Service might contend that any of these companies is engaged in a trade or business in the U.S., which would subject such company to U.S. tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% "branch profits" tax on such income remaining after the regular tax in certain circumstances. Any such tax could materially adversely affect our results of operations.

     THE REGULATORY SYSTEM UNDER WHICH WE OPERATE, AND POTENTIAL CHANGES THERETO, COULD SIGNIFICANTLY AND ADVERSELY AFFECT OUR BUSINESS.

     The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. In Bermuda, we operate under relatively less intensive regulatory requirements. However in the United States and in the United Kingdom licensed reinsurers are highly regulated and must comply with financial supervision standards comparable to those governing primary insurers. For a detailed discussion of the regulatory requirements to which Platinum Holdings and its subsidiaries are subject, see "Business -- Regulation." Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial results and operations. In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated above, distribute funds to Platinum Holdings. In recent years, some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the NAIC and state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and the development of new laws, which may be more restrictive or may result in higher costs to us than current statutory requirements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND CREDIT RISK

     The Company's principal invested assets are fixed maturities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower's ability to meet its debt service obligations. The Company's strategy to limit this risk is to place its investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or industry. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities. The Company attempts to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating of A2 as defined by Moody's Investor Service. As of December 31, 2003, the portfolio has a dollar weighted average rating of Aa3.

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

     In accordance with industry practice, the Company frequently pays amounts in respect of claims under contracts to reinsurance brokers, for payment over to the ceding companies. In the event that a broker fails to make such a payment, depending on the jurisdiction, the Company may remain liable to the ceding company for the payment. Conversely, in certain jurisdictions, when premiums for such contracts are paid to reinsurance brokers for payment over to the Company, such premiums will be deemed to have been paid and the ceding company will no longer be liable to the Company for those amounts whether or not actually received by the Company. Consequently, the Company assumes a degree of credit risk associated with its brokers during the payment process. To mitigate credit risk related to reinsurance brokers, the Company has established standards for brokers and intermediaries similar to those standards for ceding companies and reinsurers.

INTEREST RATE RISK

     The Company is exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed income portfolio and can cause changes in the actual timing of when we expect to receive certain principal payments. Rising interest rates result in a decline in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to extension risk. Conversely a decline in interest rates will result in a rise in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to prepayment risk. The aggregate hypothetical impact on our fixed income portfolio, generated from an immediate parallel shift in the treasury yield curve, as of December 31, 2003 is approximately as follows ($ in thousands):

                                          INTEREST RATE SHIFT IN BASIS POINTS
                              -----------------------------------------------------------
                               - 100 BP     - 50 BP     CURRENT     + 50 BP     + 100 BP
                              ----------   ---------   ---------   ---------   ----------
Total market value..........  $1,740,730   1,709,435   1,678,138   1,646,840   $1,615,541
Percent change in market
  value.....................         3.7%        1.9%         --        (1.9)%       (3.7)%
Resulting unrealized
  appreciation/(depreciation).. $   85,290    53,995      22,698      (8,600)  $  (39,899)

FOREIGN CURRENCY RISK

     The Company writes business on a worldwide basis. Consequently, the Company's principal exposure to foreign currency risk is its obligation to settle claims in foreign currencies. Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency. The Company seeks to minimize its exposure to its largest foreign currency risks by holding invested assets denominated in foreign currencies to offset liabilities denominated in foreign currencies.

SOURCES OF FAIR VALUE

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2003 ($ in thousands):

                                                               CARRYING
                                                                AMOUNT     FAIR VALUE
                                                              ----------   ----------
Financial assets:
  Fixed maturities..........................................  $1,678,138   $1,678,138
  Other invested asset......................................       6,910        6,910
Financial liabilities:
  Debt obligations..........................................  $  137,500   $  170,445

     The fair value of fixed maturities are based on quoted market prices at the reporting date for those or similar investments. The fair values of debt obligations are based on quoted market prices. Other invested asset represents a strategic investment in a non-public reinsurance company and is carried at estimated fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company as of December 31, 2003 and 2002 and for the year ended December 31, 2003 and the period from April 19, 2002 (date of inception) through December 31, 2002, together with the independent auditors' report thereon, are set forth on pages F-1 through F-27. The combined statements of the reinsurance underwriting segment of St. Paul prior to the Public Offering (the Predecessor Business), together with the independent auditors' report thereon, are set forth on pages P-1 through P-11 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to be filed with the SEC. There have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting subsequent to the date of such evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to our directors and executive officers is incorporated herein by reference to "Proposal
1 -- Election of Directors" under the headings "Information Concerning Nominees," "Information Concerning Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2004 Annual General Meeting of Shareholders (our "Proxy Statement"). The Company intends to file the Proxy Statement prior to April 29, 2004.

CODE OF ETHICS

     We have adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act. Our Code of Ethics applies to all of our directors and employees including, without limitation, our principal executive officer, our principal financial officer, our principal accounting officer and all of our employees performing financial or accounting functions. A copy of our Code of Ethics is posted on our website at www.platinumre.com and is included as
Exhibit 14 to this Form 10-K. In the event that we make any amendment to, or grant any waiver from, a provision of our Code of Ethics that requires disclosure under Item 10 of Form 8-K, we will post such information on our website.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item relating to executive compensation is incorporated herein by reference to "Proposal 1 -- Election of Directors" under the heading "Executive Compensation" of our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by this Item relating to security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference to "Proposal 1 -- Election of Directors" under the headings "Equity Based Compensation Information," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of our Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item relating to certain relationships and related transactions is incorporated herein by reference to "Proposal
1 -- Election of Directors" under the heading "Related Party Transactions" of our Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to "Proposal 6 -- Ratification of Selection of Independent Auditors" of our Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND EXHIBITS

1.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company as of December 31, 2003 and 2002 and for the periods then ended, together with the Independent Auditors' report thereon, are set forth on pages F-1 through F-23 hereto. The combined statements of the reinsurance underwriting segment of St. Paul prior to the Public Offering for the period from January 1, 2002 through November 1, 2002 and the year ended December 31, 2001, together with the report thereon by KPMG LLP, independent certified public accountants, are set forth on pages P-1 through P-16 hereto.

2.  SCHEDULES SUPPORTING FINANCIAL STATEMENTS

     The schedules relating to the consolidated financial statements of the Company as of December 31, 2003 and 2002 and for the periods then ended, together with the Independent Auditors' report thereon, are set forth on pages S-1 through S-8 hereto. Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

3.  EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Formation and Separation Agreement dated as of October 28,
          2002, between The St. Paul Companies, Inc. and Platinum.(3)
 3.1      Memorandum of Association of Platinum.(1)
 3.2      Restated Bye-Laws of Platinum.(3)
 3.3      Certificate of Incorporation of Platinum Finance.(1)
 3.4      By-Laws of Platinum Finance. (2)
 4.1      Form of Certificate of the Common Shares of Platinum.(3)
 4.2      Indenture dated October 10, 2002, among Platinum, Platinum
          Finance and JPMorgan Chase Bank.(3)
 4.3      Indenture Supplement dated November 1, 2002, among Platinum,
          Platinum Finance and JPMorgan Chase Bank.(3)
 4.4      Purchase Contract Agreement dated as of November 1, 2002,
          between Platinum and JPMorgan Chase Bank.(3)
 4.5      Pledge Agreement dated as of November 1, 2002, among
          Platinum, State Street Bank and Trust Company and JPMorgan
          Chase Bank.(3)
 4.6      Form of Senior Note of Platinum Finance.(3)
 4.7      Form of Guarantee of Platinum.(3)
 4.8      Form of Normal Unit.(3)
 4.9      Form of Stripped Unit.(3)
10.1*     Share Unit Plan for Non-Employee Directors.(3)
10.2*     2002 Share Incentive Plan.(3)
10.3*     Capital Accumulation Plan.(3)
10.4*     Employment Agreement dated March 3, 2002, between Jerome T.
          Fadden and The St. Paul Companies, Inc.(1)
10.5*     Amendment dated June 14, 2002, to the Employment Agreement between Jerome T. Fadden and The St. Paul Companies, Inc., dated March 3, 2002.(1)
10.6*     Employment Agreement dated July 5, 2002, between Michael E.
          Lombardozzi and St. Paul Re, Inc.(1)
10.7*     Amendment dated August 15, 2002, to the Employment Agreement dated July 5, 2002, between Michael E. Lombardozzi and St.
          Paul Re, Inc.(1)
10.8*     Letter Agreement dated March 1, 2002, between Steven H.
          Newman and The St. Paul Companies, Inc.(1)
10.9*     Amendment dated June 14, 2002, to the Letter Agreement
          dated, March 1, 2002, between Steven H. Newman and The St.
          Paul Companies, Inc.(1)
10.10*    Consulting Agreement dated March 1, 2002, between Steven H.
          Newman and The St. Paul Companies, Inc.(1)
10.11*    Employment Agreement dated May 2, 2002, between Michael D.
          Price and St. Paul Re, Inc.(1)
10.12*    Amendment dated June 14, 2002, to the Employment Agreement dated May 2, 2002, between Michael D. Price and St. Paul Re,
          Inc.(1)
10.13*    Amendment dated July 16, 2003, to the Employment Agreement dated May 2, 2002, between Michael D. Price and Platinum
          US.(4)
10.14*    Employment Agreement dated July 3, 2002, between William A.
          Robbie and St. Paul Re, Inc.(1)
10.15*    Amendment dated August 16, 2002, to the Employment Agreement dated July 3, 2002, between William A. Robbie and St. Paul
          Re, Inc.(1)
10.16*    Letter Agreement dated August 14, 2002, between Neal J.
          Schmidt and St. Paul Re, Inc.(3)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.17*    Letter Agreement, dated June 20, 2003, between Platinum and
          Gregory E.A. Morrison.(4)
10.18*    Amendment dated January 7, 2004, to the Letter Agreement
          dated June 20, 2003, between Platinum and Gregory E.A.
          Morrison.
10.19     Securities Purchase Agreement, dated July 20, 2003, between
          Platinum Holdings and Gregory E.A. Morrison.(4)
10.20     364-Day Credit Agreement dated June 21, 2002, by and among
          Platinum, the Initial Lenders named therein, Citibank, N.A.,
          JPMorgan Chase Bank, Bank of America, N.A. and Salomon Smith
          Barney Inc.(3)
10.21     Letter Amendment No. 1 to 364-Day Credit Agreement dated
          October 4, 2002 between Platinum, the Initial Lenders named therein, Citibank, N.A., JPMorgan Chase Bank, Bank of
          America, N.A. and Salomon Smith Barney Inc.(3)
10.22     Letter Amendment No. 2 to 364-Day Credit Agreement dated
          October 25, 2002 between Platinum, the Initial Lenders named therein, Citibank, N.A., JPMorgan Chase Bank, Bank of
          America, N.A. and Salomon Smith Barney Inc.(3)
10.23     Letter Amendment to the 364-Day Credit Agreement, dated June
          20, 2003, between Platinum Holdings and Citibank, N.A.,
          JPMorgan Chase Bank, Bank of America, N.A, Fleet National
          Bank and State Street Bank and Trust Company.(4)
10.24     Capital Support Agreement dated as of November 1, 2002,
          between Platinum and Platinum UK.(3)
10.25     Capital Support Agreement dated as of November 26, 2002,
          between Platinum and Platinum US.(3)
10.26     Registration Rights Agreement dated November 1, 2002,
          between The St. Paul Companies, Inc. and Platinum.(3)
10.27     Option Agreement dated November 1, 2002, between St. Paul
          Reinsurance Company Limited, Platinum and The St. Paul
          Companies, Inc.(3)
10.28     Option Agreement dated November 1, 2002, between The St.
          Paul Companies, Inc. and Platinum.(3)
10.29     Option Agreement dated November 1, 2002, among Platinum, The
          St. Paul Companies, Inc. and St. Paul Fire and Marine
          Insurance Company.(3)
10.30     Employee Benefits and Compensation Matters Agreement dated
          November 1, 2002, between The St. Paul Companies, Inc. and
          Platinum US.(3)
10.31     Master Services Agreement dated November 1, 2002, between
          The St. Paul Companies, Inc. and Platinum.(3)
10.32     Letter Agreement, dated June 30, 2003, extending the Master
          Services Agreement dated November 1, 2002, between Platinum
          Holdings and The St. Paul Companies, Inc.(4)
10.33     UK Master Services Agreement dated November 1, 2002, between
          St. Paul Reinsurance Company Limited and Platinum UK.(3)
10.34     Addendum, dated December 10, 2003, to the UK Master Services
          Agreement dated November 1, 2002, between St. Paul
          Reinsurance Company Limited and Platinum UK.
10.35     Runoff Services Agreement dated November 1, 2002, among
          Platinum US, Mountain Ridge Insurance Company and St. Paul
          Fire and Marine Insurance Company.(3)
10.36     U.K. Runoff Services Agreement dated November 1, 2002,
          between St. Paul Reinsurance Company Limited and Platinum
          UK.(3)
10.37     Underwriting Management Agreement dated November 1, 2002,
          between St. Paul Fire and Marine Insurance Company and
          Platinum US.(3)
10.38     U.K. Underwriting Agency and Underwriting Management
          Agreement dated November 1, 2002, between St. Paul
          Reinsurance Company Limited and Platinum US.(3)
10.39     U.K. Business Transfer Agreement dated November 1, 2002,
          among St. Paul Reinsurance Company Limited, Platinum UK and
          St. Paul Management Limited.(3)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.40     Intra-Group Asset Transfer Agreement, dated November 1,
          2002, among Platinum, St. Paul Reinsurance Company Limited and St. Paul Management Limited.(3)
10.41     Form of Transitional Trademark License Agreement by and
          between The St. Paul Companies, Inc. and Platinum.(3)
10.42     Investment Agreement dated September 20, 2002, by and among
          Platinum, The St. Paul Companies, Inc., and RenaissanceRe
          Holdings Ltd.(3)
10.43     First Amendment to the Investment Agreement, dated September
          20, 2002 by and among Platinum, The St. Paul Companies,
          Inc., and RenaissanceRe Holdings Ltd.(3)
10.44     Transfer Restrictions, Registration Rights and Standstill
          Agreement dated November 1, 2002, between The St. Paul
          Companies, Inc. and Platinum.(3)
10.45     Option Agreement dated November 1, 2002, between Platinum
          and RenaissanceRe Holdings Ltd.(3)
10.46     Services and Capacity Reservation Agreement dated November
          1, 2002, between Platinum and RenaissanceRe Holdings Ltd.(3)
10.47     100% Quota Share Retrocession Agreement (traditional) dated
          November 1, 2002, between St. Paul Fire and Marine Insurance
          Company and Platinum US.(3)
10.48     100% Quota Share Retrocession Agreement
          (non-traditional -- A) dated November 1, 2002, between St.
          Paul Fire and Marine Insurance Company and Platinum US.(3)
10.49     100% Quota Share Retrocession Agreement
          (non-traditional -- B-1) dated November 1, 2002, between St.
          Paul Fire and Marine Insurance Company and Platinum US.(3)
10.50     100% Quota Share Retrocession Agreement
          (non-traditional -- B-2) dated November 1, 2002, between St.
          Paul Fire and Marine Insurance Company and Platinum US.(3)
10.51     100% Quota Share Retrocession Agreement
          (non-traditional -- C) dated November 1, 2002, between St.
          Paul Fire and Marine Insurance Company and Platinum US.(3)
10.52     100% Quota Share Retrocession Agreement
          (non-traditional -- D-3) dated November 1, 2002, between St.
          Paul Fire and Marine Insurance Company and Platinum US.(3)
10.53     100% Quota Share Retrocession Agreement
          (non-traditional -- D-4) dated November 1, 2002, between St.
          Paul Fire and Marine Insurance Company and Platinum US.(3)
10.54     100% Quota Share Retrocession Agreement
          (non-traditional -- D-1) dated November 1, 2002, between
          Mountain Ridge Insurance Company and Platinum US.(3)
10.55     100% Quota Share Retrocession Agreement
          (non-traditional -- D-2) dated November 1, 2002, between
          Mountain Ridge Insurance Company and Platinum US.(3)
10.56     100% Quota Share Retrocession Agreement
          (non-traditional -- D Stop Loss) dated November 1, 2002,
          between Mountain Ridge Insurance Company and Platinum US.(3)
10.57     100% Quota Share Retrocession Agreement
          (non-traditional -- D Spread Loss) dated November 1, 2002, between Mountain Ridge Insurance Company and Platinum US.(3)
10.58     100% Quota Share Retrocession Agreement
          (non-traditional -- E) dated November 1, 2002, between
          Mountain Ridge Insurance Company and Platinum US.(3)
10.59     UK 100% Quota Share Retrocession Agreement (traditional)
          dated November 1, 2002, between St. Paul Reinsurance Company
          Limited and Platinum US.(3)
10.60     UK 100% Quota Share Retrocession Agreement
          (non-traditional -- A) dated November 1, 2002, between St.
          Paul Reinsurance Company Limited and Platinum US.(3)
10.61     UK 100% Quota Share Retrocession Agreement
          (non-traditional -- B-1) dated November 1, 2002, between St.
          Paul Reinsurance Company Limited and Platinum US.(3)
10.62     100% Quota Share Retrocession Agreement dated November 27,
          2002, between St. Paul Reinsurance Company Limited and
          Platinum UK.(3)
10.63     Security Agreement dated as of November 27, 2002, between
          Platinum UK and St. Paul Reinsurance Company Limited.(3)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.64     Control Agreement dated as of November 27, 2002, between
          Platinum UK, St. Paul Reinsurance Company Limited and State
          Street Bank and Trust Company.(3)
10.65     Discretionary Investment Advisory Agreement dated as of
          November 27, 2002, between Platinum UK and Alliance Capital
          Management L.P.(3)
10.66     Revised and Amended Trust Agreement dated November 1, 2002 and amended December 12, 2002, by and among Platinum US, St.
          Paul Fire and Marine Insurance Company and State Street Bank
          and Trust Company.(3)
10.67     Letter Amendment dated December 12, 2002 to the Revised and
          Amended Trust Agreement dated as of November 1, 2002 and
          amended December 12, 2002, by and among Platinum US, St.
          Paul Fire and Marine Insurance Company, Mountain Ridge
          Insurance Company, and State Street Bank and Trust
          Company.(3)
10.68     Discretionary Investment Advisory Agreement dated November
          4, 2002, between Platinum US and Alliance Capital Management
          L.P.(3)
10.69     Revised and Amended Trust Agreement dated November 1, 2002 and amended December 12, 2002, by and among Platinum US,
          Mountain Ridge Insurance Company and State Street Bank and
          Trust Company.(3)
10.70     Discretionary Investment Advisory Agreement dated November
          4, 2002, by and among Platinum US and Alliance Capital
          Management L.P.(3)
10.71     Quota Share Retrocession Agreement dated November 26, 2002, between Platinum Bermuda and Platinum UK.(3)
10.72     Security Agreement dated as of November 26, 2002, between
          Platinum Bermuda and Platinum UK.(3)
10.73     Control Agreement dated as of November 26, 2002, by and
          among Platinum Bermuda, Platinum UK and State Street Bank
          and Trust Company.(3)
10.74     Discretionary Investment Advisory Agreement dated as of
          November 26, 2002, between Platinum Bermuda and Platinum
          UK.(3)
10.75     Trust Agreement effective as of January 1, 2003 among
          Platinum Bermuda, Platinum US and State Street Bank and
          Trust Company.(4)
10.76     Quota Share Retrocession Agreement by and between Platinum
          Bermuda and Platinum US dated as of May 13, 2003.(4)
10.77     Aggregate Excess of Loss Retrocession Agreement, dated June
          11, 2003, between Platinum US and Mountain Ridge Insurance
          Company.(4)
10.78     Commutation and release Agreement dated June 11, 2003,
          between Platinum US and Mountain Ridge Insurance Company.(4)
10.79     Referral Agreement between Platinum Bermuda and Renaissance
          Underwriting Managers Ltd.(4)
10.80     Referral Agreement between Platinum US and Renaissance
          Underwriting Managers Ltd.
10.81     Novation and Transfer Agreement for the Multi-Line Excess of
          Loss Reinsurance Agreement, dated September 16, 2003, among
          Platinum US, St. Paul Fire and Marine Insurance Company and
          Wisconsin Mutual Insurance Company, effective as of January
          1, 2003.(5)
10.82     Novation and Transfer Agreement for the Casualty Excess of
          Loss Reinsurance Agreement, dated September 16, 2003, among
          Platinum US, St. Paul Fire and Marine Insurance Company and
          Wisconsin Mutual Insurance Company, effective as of January
          1, 2003.(5)
10.83     Novation and Transfer Agreement for the First Property
          Catastrophe Excess of Loss Reinsurance Agreement, dated
          September 16, 2003, among Platinum US, St. Paul Fire and
          Marine Insurance Company and Wisconsin Mutual Insurance
          Company, effective as of January 1, 2003.(5)
10.84     Novation and Transfer Agreement for the Second Property
          Catastrophe Excess of Loss Reinsurance Agreement, dated
          September 16, 2003, among Platinum US, St. Paul Fire and
          Marine Insurance Company and Wisconsin Mutual Insurance
          Company, effective as of January 1, 2003.(5)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.85     Novation and Transfer Agreement for the Third Property
          Catastrophe Excess of Loss Reinsurance Agreement, dated
          September 16, 2003, among Platinum US, St. Paul Fire and
          Marine Insurance Company and Wisconsin Mutual Insurance
          Company, effective as of January 1, 2003.(5)
10.86     Novation and Transfer Agreement for the Casualty Clash
          Excess of Loss reinsurance contract among Platinum US, St.
          Paul Fire and Marine Insurance Company and Crusader
          Insurance Company, effective as of January 1, 2003.
10.87     Novation and Transfer Agreement for the Property Clash
          Excess of Loss reinsurance contract among Platinum US, St.
          Paul Fire and Marine Insurance Company and Crusader
          Insurance Company, effective as of January 1, 2003.
10.88     Novation and Transfer Agreement for the Multi Line Excess of
          Loss reinsurance contract among Platinum US, St. Paul Fire and Marine Insurance Company and Crusader Insurance Company,
          effective as of January 1, 2003.
10.89     Indexed Warranty Excess of Loss Reinsurance Contract,
          effective July 11, 2003, between Renaissance Reinsurance
          Ltd. and Platinum US.
10.90     Combined Catastrophe Excess of Loss Reinsurance Contract
          effective January 1, 2003 for the Alfa Insurance Group.
10.91     Addendum No. 6 to the Interests and Liabilities Agreement
          with respect to the Combined Catastrophe Excess of Loss
          Reinsurance Contract between members of the Alfa Insurance
          Group, St. Paul Fire and Marine Insurance Company and
          Platinum US.
10.92     Addendum No. 1 to the Quota Share Retrocession Agreement by
          and between Platinum Bermuda and Platinum US dated as of
          December 31, 2003.
10.93     Guaranty dated as of December 31, 2003 between Platinum
          Holdings, as Guarantor, and Platinum US.
10.94     Guarantee dated as of December 31, 2003 between Platinum
          Holdings, as Guarantor, and Platinum UK.
14        Code of Ethics.
21        Subsidiaries of Platinum Holdings.
23.1      Independent Auditors' Consent (New York, New York)
23.2      Independent Auditors' Consent (Minnapolis, Minnesota)
31.1      Certification of Gregory E.A. Morrison, Chief Executive
          Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or
          Rule 15d-14(a) of the Securities Exchange Act of 1934, as
          amended.
31.2      Certification of William A. Robbie, Chief Financial Officer
          of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule
          15d-14(a) of the Securities Exchange Act of 1934, as
          amended.
32.1      Certification of Gregory E.A. Morrison, Chief Executive
          Officer of Platinum Holdings, pursuant to 18 U.S.C. section
          1350, as adopted pursuant to section 906 of the
          Sarbanes-Oxley Act of 2002.
32.2      Certification of William A. Robbie, Chief Financial Officer
          of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of
          2002.

---------------

 * Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-86906) of Platinum Holdings.

(2) Incorporated by reference from the Registration Statements on Form S-1 (Registration Nos. 333-99019 and 333-99019-01) of Platinum Holdings and Platinum Finance.

(3) Incorporated by reference from Platinum Holdings' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003.

(4) Incorporated by reference from Platinum Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Commission on August 14, 2003.

(5) Incorporated by reference from Platinum Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 14, 2003.

(B) REPORTS ON FORM 8-K

     On November 13, 2003, Platinum Holdings filed with the SEC a report on Form 8-K containing a press release, issued on November 12, 2003, reporting its financial results as of and for the quarter ended September 30, 2003.

     On December 2, 2003, Platinum Holdings filed with the SEC a report on Form 8-K containing (1) slides utilized in a presentation by Gregory Morrison, Chief Executive Officer, Michael Price, Chief Underwriting Officer, and William Robbie, Chief Financial Officer, at the 12th Annual Bermuda Angle on December 2, 2003 and (2) a press release, issued on December 2, 2003, providing guidance for fiscal year 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized in Southampton, Bermuda.

                                          PLATINUM UNDERWRITERS HOLDINGS, LTD.

                                               /s/ GREGORY E.A. MORRISON
                                        ----------------------------------------
                                                  Gregory E.A. Morrison
                                          President and Chief Executive Officer

Date: March 12, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

            /s/ GREGORY E.A. MORRISON                    President, Chief Executive       March 12, 2004
 ------------------------------------------------                 Officer,
              Gregory E.A. Morrison                             and Director


              /s/ WILLIAM A. ROBBIE                     Executive Vice President and      March 12, 2004
 ------------------------------------------------         Chief Financial Officer
                William A. Robbie                         (Principal Financial and
                                                            Accounting Officer)


               /s/ STEVEN H. NEWMAN                  Chairman of the Board of Directors   March 12, 2004
 ------------------------------------------------
                 Steven H. Newman


              /s/ H. FURLONG BALDWIN                              Director                March 12, 2004
 ------------------------------------------------
                H. Furlong Baldwin


               /s/ JONATHAN F. BANK                               Director                March 12, 2004
 ------------------------------------------------
                 Jonathan F. Bank


              /s/ DAN R. CARMICHAEL                               Director                March 12, 2004
 ------------------------------------------------
                Dan R. Carmichael


               /s/ NEILL A. CURRIE                                Director                March 12, 2004
 ------------------------------------------------
                 Neill A. Currie


                /s/ JAY S. FISHMAN                                Director                March 12, 2004
 ------------------------------------------------
                  Jay S. Fishman


               /s/ PETER T. PRUITT                                Director                March 12, 2004
 ------------------------------------------------
                 Peter T. Pruitt

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                     TABLE OF CONTENTS                        PAGE
                     -----------------                        ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of December 31, 2003 and       F-3
  2002......................................................
Consolidated Statements of Income and Comprehensive Income    F-4
  for the year ended December 31, 2003 and the period from
  April 19, 2002 (date of inception) through December 31,
  2002......................................................
Consolidated Statements of Shareholders' Equity for the year  F-5 ended December 31, 2003 and the period from April 19, 2002
  (date of inception) through December 31, 2002.............
Consolidated Statements of Cash Flows for the year ended      F-6
  December 31, 2003 and the period from April 19, 2002 (date of inception) through December 31, 2002...................
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd:

     We have audited the accompanying consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year ended December 31, 2003 and the period from April 19, 2002 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003 and the period from April 19, 2002 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

New York, New York
March 5, 2004

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 2003         2002
                                                              ----------   ----------
                                       ASSETS
Investments:
  Fixed maturities available-for-sale at fair value
     (amortized cost -- $1,560,807 and $1,052,923,
     respectively)..........................................  $1,583,505   $1,065,216
  Fixed maturity trading securities at fair value (amortized
     cost -- $95,926).......................................      94,633           --
  Other invested asset......................................       6,910           --
                                                              ----------   ----------
          Total investments.................................   1,685,048    1,065,216
  Cash and cash equivalents.................................     105,461      281,486
  Accrued investment income.................................      17,492        9,993
  Reinsurance premiums receivable...........................     487,441        5,599
  Reinsurance recoverable on ceded losses and loss
     adjustment expenses....................................       5,102           --
  Prepaid reinsurance premiums..............................       6,129           --
  Amounts receivable from The St. Paul Companies, Inc.......         475      162,908
  Funds held by ceding companies............................      65,060       54,902
  Deferred acquisition costs................................      79,307       49,332
  Income tax recoverable....................................       9,360          129
  Other assets..............................................      20,986       15,322
                                                              ----------   ----------
          Total assets......................................  $2,481,861   $1,644,887
                                                              ==========   ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses................  $  736,934   $  281,659
  Unearned premiums.........................................     305,985      191,016
  Reinsurance deposit liabilities...........................       5,699       23,661
  Debt obligations..........................................     137,500      137,500
  Ceded premiums payable....................................       6,205           --
  Commissions payable.......................................     176,310       37,562
  Deferred tax liabilities..................................       1,792        6,496
  Other liabilities.........................................      44,233       45,747
                                                              ----------   ----------
          Total liabilities.................................   1,414,658      723,641
                                                              ----------   ----------
Shareholders' Equity
  Preferred shares, $.01 par value, 25,000,000 shares
     authorized, no shares issued or outstanding............          --           --
  Common shares, $.01 par value, 200,000,000 shares
     authorized, 43,054,125 and 43,004,000 shares issued and
     outstanding, respectively..............................         430          430
  Additional paid-in capital................................     910,505      903,797
  Accumulated other comprehensive income....................      18,774       10,581
  Retained earnings.........................................     137,494        6,438
                                                              ----------   ----------
          Total shareholders' equity........................   1,067,203      921,246
                                                              ----------   ----------
          Total liabilities and shareholders' equity........  $2,481,861   $1,644,887
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
  THE PERIOD FROM APRIL 19, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 2003        2002
                                                              ----------   --------
Revenue:
  Net premiums earned.......................................  $1,067,527   $107,098
  Net investment income.....................................      57,645      5,211
  Net realized gains on investments.........................       2,781         25
  Other income..............................................       3,343        167
                                                              ----------   --------
          Total revenue.....................................   1,131,296    112,501
                                                              ----------   --------
Expenses:
  Losses and loss adjustment expenses.......................     584,171     60,356
  Acquisition expenses......................................     251,226     25,474
  Operating expenses........................................      92,595     16,334
  Net foreign currency exchange losses (gains)..............         114     (2,017)
  Interest expense..........................................       9,492      1,261
                                                              ----------   --------
          Total expenses....................................     937,598    101,408
                                                              ----------   --------
          Income before income tax expense..................     193,698     11,093
Income tax expense..........................................      48,875      4,655
                                                              ----------   --------
          Net income........................................  $  144,823   $  6,438
                                                              ==========   ========
Earnings per share:
  Basic earnings per share..................................  $     3.37   $   0.15
  Diluted earnings per share................................  $     3.09   $   0.15
Comprehensive income:
  Net income................................................  $  144,823   $  6,438
  Other comprehensive income:
     Unrealized gains on available-for-sale securities, net
      of deferred taxes.....................................       7,570     10,581
     Cumulative translation adjustments, net of deferred
      tax...................................................         623         --
          Comprehensive income..............................  $  153,016   $ 17,019
                                                              ==========   ========
Shareholder dividends:
  Dividends declared........................................  $   13,767   $     --
  Dividends declared per share..............................  $     0.32   $     --

          See accompanying notes to consolidated financial statements.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
  THE PERIOD FROM APRIL 19, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

                                                              ACCUMULATED
                                                ADDITIONAL       OTHER                      TOTAL
                                       COMMON    PAID-IN     COMPREHENSIVE   RETAINED   SHAREHOLDERS'
                                       SHARES    CAPITAL        INCOME       EARNINGS      EQUITY
                                       ------   ----------   -------------   --------   -------------
                                                           (AMOUNTS IN THOUSANDS)
Initial capitalization...............   $ 12     $    108            --            --    $      120
  Redemption of shares issued in
     initial capitalization..........    (12)        (108)           --            --          (120)
  Proceeds from initial public
     offering........................    330      692,984            --            --       693,314
  Issuance of common shares in
     private placements..............    100      211,674            --            --       211,774
  Assets contributed by St. Paul.....     --        5,778            --            --         5,778
  Purchase contract adjustment
     payments........................     --       (6,639)           --            --        (6,639)
  Net income.........................     --           --            --      $  6,438         6,438
  Unrealized holding gains on
     available-for-sale securities,
     net of deferred tax.............     --           --       $10,581            --        10,581
                                        ----     --------       -------      --------    ----------
Balances, December 31, 2002..........    430      903,797        10,581         6,438       921,246
  Sale of common shares..............     --          520            --            --           520
  Stock based compensation expense...     --        5,510            --            --         5,510
  Exercise of options................     --          678            --            --           678
  Net income.........................     --           --            --       144,823       144,823
  Unrealized holding gains on
     available-for-sale securities,
     net of deferred tax.............     --           --         7,570            --         7,570
  Cumulative translation adjustments,
     net of deferred tax.............     --           --           623            --           623
  Dividends paid to shareholders.....     --           --            --       (13,767)      (13,767)
                                        ----     --------       -------      --------    ----------
Balances, December 31, 2003..........   $430     $910,505       $18,774      $137,494    $1,067,203
                                        ====     ========       =======      ========    ==========

          See accompanying notes to consolidated financial statements.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
  THE PERIOD FROM APRIL 19, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

                                                                 2003          2002
                                                              -----------   -----------
                                                               (AMOUNTS IN THOUSANDS)
Operating Activities:
  Net income................................................  $   144,823   $     6,438
  Adjustments to reconcile net income to net cash provided
     by operations:
     Depreciation and amortization..........................       23,321         2,469
     Net realized gain on investments.......................       (2,781)          (25)
     Net foreign currency exchange losses...................          114
     Stock based compensation...............................        5,510            --
     Changes in assets and liabilities, net of the St. Paul
      assumption:
       Increase in accrued investment income................       (7,499)       (9,993)
       Trading securities activities........................      (85,861)           --
       Increase in reinsurance premiums receivable..........     (481,843)       (5,599)
       (Increase) decrease in amounts receivable from St.
        Paul................................................       54,096       (39,750)
       Increase in funds held by ceding companies...........      (10,158)           --
       (Increase) decrease in deferred acquisition costs....      (29,975)        4,058
       Increase in net unpaid losses and loss adjustment
        expenses............................................      440,859        60,356
       Increase (decrease) in net unearned premiums.........      108,840       (52,984)
       Increase in commissions payable......................      138,749         6,595
       Increase in income tax recoverable...................       (9,231)           --
       Decrease in deferred tax liabilities.................       (7,541)           --
       Decrease in reinsurance deposit liabilities..........      (17,962)         (167)
       Increase in ceded premiums payable...................        6,205            --
       Net increase in other assets and liabilities.........        4,678        19,152
  Cash from St. Paul related to the November 1, 2002
     assumption of liabilities on reinsurance contracts
     becoming effective in 2002.............................      108,336       288,648
  Other, net................................................          627         2,195
                                                              -----------   -----------
       Net cash provided by operating activities............      383,307       281,393
                                                              -----------   -----------
Investing Activities:
  Proceeds from sale of available-for-sale fixed
     maturities.............................................      393,245       120,421
  Proceeds from maturity or paydown of available-for-sale
     fixed maturities.......................................      132,979            --
  Acquisition of available-for-sale fixed maturities........   (1,066,077)   (1,157,416)
  Other invested asset acquired.............................       (6,910)           --
                                                              -----------   -----------
       Net cash used in investing activities................     (546,763)   (1,036,995)
                                                              -----------   -----------
Financing Activities:
  Net proceeds from shares issued in initial
     capitalization.........................................           --           120
  Redemption of shares issued in initial capitalization.....           --          (120)
  Net proceeds from issuance of Common Shares...............          520       693,314
  Net proceeds from issuance of Common Shares in private
     placements.............................................           --       211,774
  Net proceeds from issuance of debt securities.............           --       132,000
  Proceeds from exercise of share options...................          678            --
  Dividends paid to shareholders............................      (13,767)           --
                                                              -----------   -----------
       Net cash (used in) provided by financing
        activities..........................................      (12,569)    1,037,088
                                                              -----------   -----------
       Net (decrease) increase in cash and cash
        equivalents.........................................     (176,025)      281,486
Cash and cash equivalents at beginning of period............      281,486            --
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $   105,461   $   281,486
                                                              ===========   ===========
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................  $    65,912            --
  Interest paid.............................................  $    10,026            --

          See accompanying notes to consolidated financial statements.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION AND CONSOLIDATION

     Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") was incorporated on April 19, 2002 and was capitalized on April 24, 2002 under the laws of Bermuda to hold subsidiaries that provide property, casualty, and other reinsurance to insurers and reinsurers on a worldwide basis. As discussed more fully in Note 8, Platinum Holdings completed its initial public offering in November 2002. Concurrent with the initial public offering and as discussed more fully in Note 2, the Company assumed certain rights and obligations of the reinsurance business from The St. Paul Companies, Inc. ("St. Paul"). Consequently, the 2002 consolidated statements of income and comprehensive income, shareholders' equity and cash flows include all activity from incorporation on April 19, 2002 through December 31, 2002. The underwriting operations, as well as substantially all other operations of the Company commenced in November 2002. The results of operations reflect the period from November 1, 2002 through December 31, 2002 (the "2002 Period").

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

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These financial statements reflect the consolidated position of Platinum Holdings and its subsidiaries (the "Company"), including Platinum Re (UK) Limited, Platinum Underwriters Bermuda, Ltd., Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings, Platinum Administrative Services, Inc. and, Platinum Underwriters Reinsurance, Inc. ("Platinum US"). All material intercompany transactions have been eliminated in preparing these consolidated financial statements.

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Investments

     Fixed maturities owned that the Company may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income as a separate component of shareholders' equity, net of deferred taxes. Fixed maturities owned that the Company has the intent to sell prior to maturity are classified as trading securities and reported at fair value, with unrealized gains and losses included in other income. Securities classified as trading securities are generally foreign currency denominated securities intended to match foreign currency denominated assets and liabilities in order to minimize net exposures arising from fluctuations in foreign currency exchange rates. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the effective yield method. The fair values of fixed maturities are based on quoted market prices at the reporting date for those or similar investments.

     Prepayment assumptions for mortgage and asset backed securities were obtained from outside investment managers. These assumptions are consistent with the current interest rate and economic environment. The retrospective adjustment method is used to value all securities.

     Realized gains and losses on sales of investments are determined on the basis of the specific identification method. When a decline in fair value of investments is considered to be "other than

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES temporary," the investments are written down to fair value. The write down is recorded as a realized investment loss in the consolidated statements of income.

     Other invested asset represents a strategic investment in a non-public reinsurance company and is carried at estimated fair value.

  Short-Term Investments and Cash Equivalents

     Short-term investments are carried at cost, which approximates fair value. Short-term investments mature within one year from the purchase date. Cash equivalents are carried at amortized cost, approximate fair value, and include all securities that, at their purchase date, have a maturity of less than 90 days.

  Premium Revenues

     Assumed reinsurance premiums are recognized as revenues when premiums become earned proportionately over the coverage period. Net premiums earned are recorded in the statement of income, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded in the balance sheet as unearned premiums, gross of any ceded unearned premiums.

     Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period. Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by estimates of premiums which are earned but not reported ("EBNR"). Along with estimating EBNR the Company records the expenses associated with these premiums in the form of losses, loss adjustment expenses ("LAE") and commissions. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the premium estimates and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to original premium estimates could be material and could significantly impact earnings in the period they are recorded. Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and receivable represent estimated premiums, net of commissions, and is not currently due based on the terms of the underlying contracts.

     Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses under these contracts, are recognized based upon the losses recorded under those contracts.

     Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on losses recorded under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses. These premiums relate to the future coverage obtained during the remainder of the initial policy term and are earned over the remaining policy term. Additional premiums are premiums triggered by losses and are earned immediately. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary.

  Deferred Acquisition Costs

     Costs of acquiring business, primarily commissions and other direct underwriting expenses, which vary with and are directly related to the production of business, are deferred and amortized over the same period as the corresponding premiums are recorded as revenues. On a regular basis, an analysis of the recoverability of deferred acquisition costs, in relation to the expected recognition of revenues, including anticipated investment income, is performed. Any adjustments are reflected as period costs. Should the

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES analysis indicate that the acquisition costs are unrecoverable, further analyses are performed to determine if a liability is required to provide for losses which may exceed the related unearned premiums. Deferred acquisition costs amortized in 2003 and the 2002 Period were $227,240,000 and $14,449,000, respectively.

  Debt Obligations and Deferred Debt Issuance Costs

     The net proceeds from the sale of the Company's equity security units were allocated between the purchase contracts and the senior notes based on the underlying fair value of each instrument. The present value of the purchase contract adjustment payments were initially charged to shareholders' equity, with an offsetting credit to liabilities. Subsequent contract adjustment payments will be allocated between this liability account and interest expense based on a constant rate calculation over the life of the transaction.

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

  Reinsurance Ceded

     Reinsurance ceded, which transfers risk and the related premiums, commissions and losses incurred to the reinsurer, is reflected as reductions of the respective income and expense accounts. Unearned

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES premiums ceded and estimates of amounts recoverable from reinsurers on paid and unpaid losses are reflected as assets.

  Income Taxes

     Platinum Holdings and Platinum Bermuda are domiciled in Bermuda. Platinum Holdings also has subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof.

     The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted. A valuation allowance is established for deferred tax assets where it is more likely than not that future tax benefits will not be realized.

  Stock-Based Compensation

     During 2003, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees" ("SFAS 123") and Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 123 requires that the fair value of shares granted under the Company's share option plan subsequent to the adoption of SFAS 148 be amortized in earnings over the vesting periods. The fair value of the share options granted are determined through the use of an option-pricing model. SFAS 148 amends SFAS 123 and provides transitioning guidance for a voluntary adoption of FAS 123 as well as amends the disclosure requirements of FAS 123. For the 2002 Period, the Company has elected to use the intrinsic value method of accounting for stock-based awards granted to employees established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, if the exercise price of the Company's employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded. The adoption of SFAS 148 did not have a material effect on the Company financial.

     Had the Company calculated and recorded compensation expense for share option grants based on the "fair value" method described in SFAS 123 for options granted prior to 2003, net income and earnings per

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES share, net of tax, for the year ended December 31, 2003 and the 2002 Period would have been the pro forma amounts as indicated below ($ in thousands, except per share data):

                                                                2003      2002
                                                              --------   ------
Stock-based compensation expense:
  As reported...............................................  $  5,510   $   --
  Pro forma.................................................    14,774    1,070
Net income:
  As reported...............................................   144,823    6,438
  Pro forma.................................................   135,559    5,368
Basic earnings per share:
  As reported...............................................      3.37     0.15
  Pro forma.................................................      3.15     0.12
Diluted earnings per share:
  As reported...............................................  $   3.09   $ 0.15
  Pro forma.................................................      2.90     0.12

  Foreign Currency Exchange

     The Company's functional currency is generally the currencies of the local operating environment. Transactions conducted in other than functional currencies are remeasured to the Company's functional currency, and the resulting foreign exchange gains or losses are included in net foreign currency exchange gains losses. Functional currency based assets and liabilities are translated into U.S. dollars using current rates of exchange prevailing at the balance sheet date and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income, net of applicable deferred income taxes.

  Organizational Cost

     Costs incurred by the Company relating to its organization are expensed as incurred.

  Use of Estimates

     The Company's financial statements include estimates and assumptions that have an effect on the amounts reported. The most significant estimates are those relating to unpaid losses and LAE. These estimates are continually reviewed and adjustments made as necessary, but actual results could be significantly different than expected at the time such estimates are made. Results of changes in estimates are reflected in results of operations in the period in which the change is made.

  Reclassifications

     Certain reclassifications have been made to the 2002 financial statements in order to conform to the 2003 presentation.

  New Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires that an entity classify as liabilities or assets financial instruments issued in the form of shares that are mandatorily redeemable; certain financial instrument

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES obligations to repurchase the entity's shares by transferring assets; and financial instruments representing certain obligations to issue variable number of shares. The Company adopted the accounting treatment in accordance with SFAS
150. SFAS 150, as adopted, has had no effect upon the financial condition of the Company or its results of operations.

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

     Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and LAE, unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002. A summary of the liabilities assumed and assets received on November 2, 2002 are as follows ($ in thousands):

Liabilities assumed:
  Net unpaid losses and LAE.................................  $221,303
  Net unearned premiums.....................................   244,000
  Reinsurance deposit liabilities...........................    23,828
  Profit commission liabilities.............................    16,145
                                                              --------
                                                               505,276
Ceding commission to St. Paul...............................   (53,390)
                                                              --------
                                                               451,886
                                                              --------
Assets received:
  Cash......................................................   288,648
  Funds held................................................    54,902
                                                              --------
                                                               343,550
                                                              --------
Amount due from St. Paul....................................  $108,336
                                                              --------

     Amounts due from St. Paul at December 31, 2002 were settled during 2003.

     Included in assumed premiums written in the 2002 Period is $292,302,000 assumed from St. Paul. Premiums assumed from St. Paul includes $244,000,000 of unearned premiums as of November 2, 2002 on reinsurance contracts becoming effective in 2002 and additional assumed premiums written of approximately $48,302,000 for the 2002 Period. While the Company did not cede any premiums in the 2002 Period, it assumed business from St. Paul net of retrocessional reinsurance and may be subject to the credit risk related to such retrocessional reinsurance.

     The Company entered into an Employee Benefits and Compensation Matters Agreement with St. Paul that provided for the transfer of employees from St. Paul and provided for the allocation of assets and liabilities and certain other agreements with respect to employee compensation and benefit plans. In addition, St. Paul reimbursed the Company for the annual bonuses of the Company's employees prorated for the period from January 1, 2002 through the date of completion of the Public Offering. The agreement also provided for reimbursement of severance and retention payments to the Company's employees. The

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

Company had amounts receivable from St. Paul of $6,270,000 under this agreement for bonus and retention amounts paid or accrued as of December 31, 2002.

     As of December 31, 2002 amounts due from St. Paul were as follows ($ in thousands):

Balance due related to the November 1, 2002 assumption of
  liabilities on reinsurance contracts becoming effective in
  2002......................................................  $108,336
Premiums assumed in the 2002 Period.........................    48,302
Other expense reimbursement items due.......................     6,270
                                                              --------
Amounts receivable from St. Paul............................   162,908
Commissions due to St. Paul.................................   (14,822)
                                                              --------
     Total..................................................  $148,086
                                                              --------

3.  INVESTMENTS

     The Company's available-for-sale fixed maturities at December 31, 2003 and 2002 were as follows ($ in thousands):

                                                                 GROSS        GROSS
                                                  AMORTIZED    UNREALIZED   UNREALIZED
                                                     COST        GAINS        LOSSES     FAIR VALUE
                                                  ----------   ----------   ----------   ----------
December 31, 2003:
U.S. Government and U.S. Government agencies....  $    5,065         22          55      $    5,032
Corporate bonds.................................   1,077,399     20,412       1,856       1,095,955
Mortgage and asset backed securities............     267,774      1,386         785         268,375
Municipal bonds.................................      91,019      1,130         106          92,043
Foreign governments and states..................     115,800      2,891         273         118,418
                                                  ----------     ------       -----      ----------
     Total bonds................................   1,557,057     25,841       3,075       1,579,823
Redeemable preferred stocks.....................       3,750         --          68           3,682
                                                  ----------     ------       -----      ----------
     Total available-for-sale fixed
       maturities...............................  $1,560,807     25,841       3,143      $1,583,505
                                                  ----------     ------       -----      ----------

December 31, 2002:
U.S. Government and U.S. Government agencies....  $    3,781         12          --      $    3,793
Corporate bonds.................................     682,614      9,285         420         691,479
Mortgage and asset backed securities............     281,430      2,455           7         283,878
Foreign governments and states..................      38,754        353          --          39,107
                                                  ----------     ------       -----      ----------
     Total bonds................................   1,006,579     12,105         427       1,018,257
Redeemable preferred stocks.....................      46,344        615          --          46,959
                                                  ----------     ------       -----      ----------
     Total available-for-sale fixed
       maturities...............................  $1,052,923     12,720         427      $1,065,216
                                                  ----------     ------       -----      ----------

     Amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2003 are shown below; actual maturities could differ from contractual maturities due to call or prepayment provisions ($ in thousands):

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                                                              AMORTIZED
                                                                 COST      FAIR VALUE
                                                              ----------   ----------
Due in one year or less.....................................  $       --   $       --
Due from one to five years..................................     868,176      881,092
Due from five to ten years..................................     252,447      255,768
Due in ten or more years....................................     168,660      174,588
Mortgage and asset backed securities........................     267,774      268,375
                                                              ----------   ----------
     Total bonds............................................   1,557,057    1,579,823
Redeemable preferred stocks.................................       3,750        3,682
                                                              ----------   ----------
     Total available-for-sale fixed maturities..............  $1,560,807   $1,583,505
                                                              ----------   ----------

     Investment income for the year ended December 31, 2003 and the 2002 Period is summarized as follows ($ in thousands):

                                                               2003      2002
                                                              -------   ------
Fixed maturities............................................  $56,503   $4,389
Cash and cash equivalents...................................    3,133    1,183
                                                              -------   ------
                                                               59,636    5,572
  Less investment expense...................................    1,991      361
                                                              -------   ------
Net investment income.......................................  $57,645   $5,211
                                                              -------   ------

     Net realized gains from investments for the year ended December 31, 2003 and the 2002 Period were all derived from fixed maturities. Gross gains and losses realized for the year ended December 31, 2003 were $4,639,000 and $1,858,000 respectively. Gross gains and losses realized for the 2002 Period were $423,000 and $398,000, respectively.

     Proceeds from sales, maturities and calls of available-for-sale fixed maturities were $526,224,000 in 2003 and $120,421,000 in the 2002 Period. There were no sales in the trading securities portfolio.

     Net change in unrealized investment gains (losses) for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                               2003      2002
                                                              -------   -------
Fixed maturities available for sale.........................  $10,405   $12,293
Less: Deferred taxes........................................   (2,835)   (1,712)
                                                              -------   -------
     Net change in unrealized gains.........................  $ 7,570   $10,581
                                                              -------   -------

     Investments with a carrying value of $4,561,000 were on deposit with regulatory authorities as of December 31, 2003. Investments with a carrying value of $473,289,000 and cash and cash equivalents of $11,868,000 at December 31, 2003 were held in trust to secure St. Paul for liabilities ceded by St. Paul to the Company under the Quota Share Retrocession Agreements.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002 ($ in thousands):

                                            DECEMBER 31, 2003        DECEMBER 31, 2002
                                         -----------------------   ----------------------
                                          CARRYING                 CARRYING
                                           AMOUNT     FAIR VALUE    AMOUNT     FAIR VALUE
                                         ----------   ----------   ---------   ----------
Financial assets:
  Fixed maturities.....................  $1,678,138   1,678,138    1,065,216   $1,065,216
  Other invested asset.................       6,910       6,910           --           --
Financial liabilities:
  Debt obligations.....................  $  137,500     170,445      137,500   $  155,925

     The fair values of financial instruments are based on quoted market prices at the reporting date for those or similar instruments. The fair values of debt obligations are based on quoted market prices. Other invested asset represents a strategic investment in a non-public reinsurance company and is carried at estimated fair value.

     The Company reviews its investment portfolio for potential permanent impairment on a regular basis. Securities are reviewed for impairment if the fair value is lower than the carrying value. An impairment is considered to be other than temporary when there is evidence indicating that the carrying amount is not recoverable within a reasonable period or that the issuer of the security may not be able to meet its obligations. Write-downs to reflect other-than-temporary impairments in value are recognized in the net realized investment gains losses in the income statement. As of December 31, 2003 the Company's investment portfolio does not contain any securities that have other-than-temporary-impairments.

4.  UNPAID LOSSES AND LAE

     Activity in the liability for unpaid losses and LAE for the year ended December 31, 2003 and the 2002 Period is summarized as follows ($ in thousands):

                                                                2003       2002
                                                              --------   --------
Net unpaid losses and LAE as of the beginning of period.....  $281,659   $     --
                                                              --------   --------
Net incurred related to:
  Current year..............................................   648,137     60,356
  Prior year................................................   (63,966)        --
                                                              --------   --------
     Total net incurred losses and LAE......................   584,171     60,356
                                                              --------   --------
Unpaid losses and LAE assumed from St. Paul.................        --    221,303
                                                              --------   --------
Net paid losses and LAE:
  Current year..............................................   102,669         --
  Prior year................................................    41,709         --
                                                              --------   --------
     Total net paid losses and LAE..........................   144,378         --
                                                              --------   --------
Effects of foreign currency exchange rate changes...........    10,466         --
                                                              --------   --------
Net unpaid losses and LAE as of the end of period...........   731,918    281,659
Reinsurance recoverable.....................................     5,016         --
                                                              --------   --------
Gross unpaid losses and LAE at end of period................  $736,934   $281,659
                                                              --------   --------

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

     The negative incurred related to the prior year of $63,966,000 includes approximately $50,866,000 of favorable development on property and certain other lines of business with relatively short patterns of reported losses. These lines are principally property coverages provided in both the Property and Marine and Finite Risk segments. During 2003, actual reported losses were significantly less than expected for these short-tailed property lines resulting in reductions in estimated ultimate losses. The negative incurred losses relating to the prior year include approximately $13,100,000 represents reductions in unpaid losses and LAE associated with the reduction in 2003 of casualty premiums originally estimated for the 2002 underwriting year.

     Because many of the reinsurance coverages offered by the Company will likely involve claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to ultimate exposure to losses are an integral and necessary component of the process of estimating unpaid losses and LAE. The inherent uncertainties of estimating unpaid losses and LAE are further exacerbated with respect to reinsurers by the significant amount of time that often elapses between the occurrence of an insured loss, the reporting of that loss to the primary reinsurer and then to the reinsurer, and the primary insurer's payment of that loss to the insured and subsequent payment by the reinsurer to the primary insurer. Unpaid losses and LAE are reviewed continually using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data and prevailing economic, social and legal factors. Unpaid losses and LAE established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated unpaid losses and LAE are reflected in financial results in the periods in which they are made.

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

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

     The effects of reinsurance on premiums, losses and LAE for the year ended December 31, 2003 and the 2002 Period are as follows ($ in thousands):

                                                       ASSUMED     CEDED       NET
                                                      ----------   ------   ----------
As of and for the year ended December 31, 2003:
Premiums written....................................  $1,198,473   26,331   $1,172,142
Premiums earned.....................................   1,088,109   20,582    1,067,527
Losses and LAE incurred.............................     589,656    5,485      584,171
Unpaid losses and LAE...............................  $  736,934    5,016   $  731,918
As of December 31, 2002 and the 2002 Period:
Premiums written....................................  $  298,114       --   $  298,114
Premiums earned.....................................     107,098       --      107,098
Losses and LAE incurred.............................      60,356       --       60,356
Unpaid losses and LAE...............................  $  281,659       --   $  281,659

6.  EQUITY SECURITY UNITS AND CREDIT AGREEMENTS

     Concurrently with the completion of the Public Offering, Platinum Holdings completed the initial public offering of 5,500,000 equity security units at a price of $25 per unit (the "ESU Offering"). Each equity security unit consists of a contract to purchase common shares of the Company ("Common Shares") in 2005, and an ownership interest in a senior note, due 2007, of Platinum Finance. Platinum Holdings will make quarterly contract adjustment payments under the purchase contracts of 1.75 percent per year of the stated amount of $25 per unit. In addition, Platinum Finance will make quarterly interest payments on the senior notes at an annual rate of 5.25 percent. The senior notes are guaranteed by Platinum Holdings on a senior, unsecured basis and are pledged as collateral to secure the holders' obligations to acquire Common Shares in 2005. As of December 31, 2003, the fair value of the equity security units was $170,445,000 and was based on quoted market prices. The Company made cash payments of $10,026,000 for the year ended December 31, 2003. There were no cash payments of interest in the 2002 Period.

     Based on the fair value of the Company's Common Shares, the Company would issue 5,008,850 Common Shares of the Company in exchange for the senior notes if the contract holders were able to purchase Common Shares at December 31, 2003. A decrease in the fair value of the Company's Common Shares from the fair value at December 31, 2003 would increase the number of Common Shares that would be issued by as much as 1,102,200 additional shares. An increase in the fair value of the Company's Common Shares from the fair value at December 31, 2003 would not alter the number of Common Shares that would be issued. The maximum number of Common Shares that the Company is obligated to issue in exchange for the senior notes is 6,111,050 should the fair value of the Common Shares be $22.50 per share or less.

  CREDIT AGREEMENT

     Platinum Holdings had a 364-day committed credit facility with a group of banks which provided $100,000,000 of aggregate borrowing capacity. The credit facility contained various covenants and agreements, including the requirement to maintain a specified tangible net worth and leverage ratios. The credit facility expired on August 19, 2003. Platinum Holdings did not renew its credit facility because the Company believes its financial position and operations are able to provide adequate liquidity. As part of the Company's ongoing business strategy it may, from time to time, seek to secure external financing and may

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES also access the public capital markets. As of and for the year ended December 31, 2003 and the 2002 Period, there were no amounts outstanding pursuant to the credit facility.

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

     Under current United States law, Platinum US will be subject to the 35 percent corporate tax rate. Under current United Kingdom law, Platinum UK is taxed at the U.K. corporate tax rate (generally 30 percent). There is no withholding tax on dividends distributed from Platinum UK to Platinum Ireland. Under current Irish law, Platinum Ireland is taxed at a 25 percent corporate tax rate on non-trading income and a 12.5 percent corporate tax rate on trading income. There is no withholding tax on dividends distributed from Platinum Ireland to Platinum Holdings.

     Income tax expense for the year ended December 31, 2003 and the 2002 Period is comprised of current and deferred as follows ($ in thousands):

                                                               2003      2002
                                                              -------   ------
Current.....................................................  $56,681   $ (129)
Deferred....................................................   (7,806)   4,784
                                                              -------   ------
     Total..................................................  $48,875   $4,655
                                                              =======   ======

     A reconciliation of expected income tax expense, computed by applying a 35 percent income tax rate to income before income taxes, to income tax expense for the year ended December 31, 2003 and the 2002 Period is as follows ($ in thousands):

                                                                2003      2002
                                                              --------   ------
Expected income tax expense at 35%..........................  $ 67,794   $3,883
Effect of foreign income or loss subject to tax at rates
  other than 35%............................................   (18,316)     712
Tax exempt investment income................................      (740)      --
Other, net..................................................       137       60
                                                              --------   ------
     Income tax expense.....................................  $ 48,875   $4,655
                                                              ========   ======

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

     Deferred income tax liabilities and assets attributable to temporary differences as of December 31, 2003 and 2002 are as follows ($ in thousands):

                                                               2003      2002
                                                              -------   -------
Deferred income tax liabilities:
  Deferred acquisition costs................................  $25,783   $17,266
  Difference in tax basis carrying value of assets..........    5,337    18,347
  Timing differences in recognition of expenses.............    1,172        --
  Unrealized net foreign currency exchange losses...........    5,607        --
  Net unrealized gains on investments.......................    4,547     1,712
  Other deferred tax liabilities............................    1,204        --
                                                              -------   -------
     Total deferred income tax liabilities..................   43,650    37,325
                                                              -------   -------
Deferred income tax assets:
  Unpaid losses and LAE.....................................   28,409    16,883
  Unearned premiums.........................................   11,142    13,371
  Net operating loss carry forward..........................    1,982       575
  Other deferred tax assets.................................      325        --
                                                              -------   -------
     Total deferred income tax assets.......................   41,858    30,829
                                                              -------   -------
     Total net deferred tax liabilities.....................  $ 1,792   $ 6,496
                                                              =======   =======

     To evaluate the realization of the deferred tax assets, management considers the timing of the reversal of deferred income and expense items as well as the likelihood that the Company will generate sufficient taxable income to realize the future tax benefits. Management believes that the Company will generate sufficient taxable income to realize the deferred assets and, consequently, did not consider a valuation allowance necessary. The Company has a net operating loss carryforward arising from its operation in the U.K. The net operating loss carryforward does not have an expiration date.

     Income taxes paid in 2003 were $65,912,000. There were no cash payments of income taxes in the 2002 Period.

8.  SHAREHOLDERS' EQUITY AND REGULATION

     The Company's initial capitalization of $120,000 was provided by an organizing trust. On May 29, 2002, Platinum Holdings completed a 100-for-1 split of its Common Shares, resulting in 135,000,000 Common Shares authorized and 1,200,000 Common Shares issued and outstanding, all with a par value of $0.01 per share. On October 28, 2002, the shareholder of Platinum Holdings increased the number of Common Shares authorized to 200,000,000 Common Shares and 25,000,000 preferred shares. Concurrent with the Public Offering, the 1,200,000 Common Shares were redeemed and canceled.

     On November 1, 2002, Platinum Holdings completed the Public Offering of 33,044,000 Common Shares at a price to the public of $22.50 per share. Concurrently with the completion of the Public Offering, Platinum Holdings sold 6,000,000 Common Shares (or 14 percent of the then outstanding Common Shares) to St. Paul at a price of $22.50 per share less the underwriting discount (the "St. Paul Investment") in a private placement pursuant to a Formation and Separation Agreement dated as of October 28, 2002 between Platinum Holdings and St. Paul (the "Formation Agreement"). The Bye-laws of Platinum Holdings provide that the voting power of St. Paul's Common Shares is limited to 9.9 percent of the voting power of the outstanding Common Shares. Pursuant to the Formation Agreement, St. Paul received an option to purchase up to 6,000,000 additional Common Shares at any time during the ten

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES years following the Public Offering at a price of $27.00 per share (the "St. Paul Option"). In return for the Common Shares and the St. Paul Option, St. Paul contributed to the Company cash in the amount of $122 million and substantially all of the continuing reinsurance business and related assets of the reinsurance segment of St. Paul, including all of the outstanding capital stock of Platinum US. Among the fixed assets transferred were furniture, equipment, systems and software, and intangible assets including broker lists, contract renewal rights and licenses. These assets were recorded at the values reflected on St. Paul's books at the time of transfer.

     Concurrent with the completion of the Public Offering, Platinum Holdings also sold 3,960,000 Common Shares (or nine percent of the outstanding Common Shares) to RenaissanceRe Holdings Ltd. ("RenaissanceRe") at a price of $22.50 per share less the underwriting discount in a private placement pursuant to an Investment Agreement dated as of September 20, 2002 by and among Platinum Holdings, St. Paul and RenaissanceRe (the "Investment Agreement"). Pursuant to the Investment Agreement, RenaissanceRe received an option to purchase up to 2,500,000 additional Common Shares at any time during the ten years following the Public Offering at a purchase price of $27.00 per share.

     The Company's ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of dividends from the Company's regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of the Company in 2004 without prior regulatory approval is estimated to be $139,190,000.

     The combined statutory capital and surplus and net income as reported to relevant regulatory authorities for the reinsurance subsidiaries of the Company were as follows: ($ in thousands)

                                                                 2003        2002
                                                              ----------   --------
Statutory surplus...........................................  $1,096,398   $965,956
Statutory net income........................................  $  117,172   $ 32,093

     The company's insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs, deferred income taxes are charged or credited directly to equity, subject to limits, and reinsurance assets and liabilities are presented net of reinsurance. The Company has not used any statutory accounting practices that are not prescribed.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

9.  EARNINGS PER SHARE

     Following is a reconciliation of the basic and diluted earnings per share computations for the year ended December 31, 2003 and the 2002 Period ($ in thousands, except per share data):

                                                                     WEIGHTED
                                                                      AVERAGE     EARNINGS
                                                                      SHARES        PER
                                                       NET INCOME   OUTSTANDING    SHARE
                                                       ----------   -----------   --------
Year Ended December 31, 2003:
Basic earnings per share:
  Income available to common shareholders............   $144,823      43,019       $3.37
Effect of dilutive securities:
  Share options......................................         --         717
  Equity Security Units..............................      6,290       5,137
Diluted earnings per share:
                                                        --------      ------
  Income available to common shareholders............   $151,113      48,873       $3.09
                                                        ========      ======
2002 Period:
Basic earnings per share:
  Income available to common shareholders............   $  6,438      43,004       $0.15
Effect of dilutive securities:
  Share options......................................         --         518
Diluted earnings per share:
                                                        --------      ------
  Income available to common shareholders............   $  6,438      43,522       $0.15
                                                        ========      ======

10.  SHARE INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

  SHARE INCENTIVE COMPENSATION

     The Company has a share incentive plan under which key employees and directors of the Company and its subsidiaries may be granted options and restricted share awards. An option award under the Company's share incentive plan allows for the purchase of Common Shares at a price equal to the closing price of Common Shares on the date of grant. Options to purchase Common Shares are granted periodically by the Compensation Committee of the Board of Directors, generally vest over three or four years, and expire 10 years from the date of grant. There were no restricted share awards in 2003 and 2002.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

The following summary sets forth option activity for the year ended December 31, 2003 and the 2002 Period (in thousands, except per share exercise price):

                                                     AS AND FOR THE      AS DECEMBER 31,
                                                       YEAR ENDED        2002 AND FOR THE
                                                   DECEMBER 31, 2003       2002 PERIOD
                                                   ------------------   ------------------
                                                             WEIGHTED             WEIGHTED
                                                             AVERAGE              AVERAGE
                                                             EXERCISE             EXERCISE
                                                   OPTIONS    PRICE     OPTIONS    PRICE
                                                   -------   --------   -------   --------
Outstanding -- beginning of the period...........   4,347     $22.50        --     $
  Granted........................................     670      25.41     4,352      22.50
  Exercised......................................      30      22.50        --         --
  Forfeited......................................     373      22.50         5      22.50
                                                    -----                -----
Outstanding -- end of the period.................   4,614      22.92     4,347      22.50
                                                    =====                =====
Options exercisable at year-end..................   1,834                   --
Weighted average exercise price of options
  exercisable at year-end........................             $22.50               $22.50

     The following table summarizes information about share options outstanding at December 31, 2003 (in thousands, except per share exercise price):

                                                                              EXERCISABLE
                                                 WEIGHTED                ----------------------
                                                  AVERAGE     WEIGHTED                 WEIGHTED
                                                 REMAINING    AVERAGE                  AVERAGE
                                    NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING      LIFE        PRICE     OUTSTANDING    PRICE
------------------------          -----------   -----------   --------   -----------   --------
$22.50..........................     3,944          8.8        $22.50       1,834       $22.50
$22.51 - $25.00.................       165          9.2         22.79          --           --
$25.01 - $30.00.................       498          9.4         26.18          --           --
$30.01 - $35.00.................         7          9.9        $31.83          --           --

     The fair value of each option grant estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield..............................................     1.4%
Risk free interest rate.....................................     3.0%
Expected volatility.........................................    30.0%
Expected option life........................................  7 years

     These assumptions would have resulted in a stock-based compensation expense, net of tax, of $14,511,000 for the year ended December 31, 2003, of which $836,000 is included in the financial statements. These assumptions would have resulted in a stock-based compensation expense, net of tax, of $1,070,000 in the 2002 Period.

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

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

  DEFINED CONTRIBUTION PLAN

     In 2003, the Company adopted an employee savings plan as a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and covering substantially all U.S. employees. The savings plan allows eligible employees to contribute up to 50 percent of their annual compensation on a tax-deferred basis up to limits under the Code and the Company will match up to the first four percent. In addition, the Company may, at its discretion, make additional contributions.

11.  LEASE COMMITMENTS

     Future minimum annual lease commitments under various non-cancelable operating leases for the Company's office facilities are as follows: ($ in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2004........................................................  $ 1,257
2005........................................................    2,220
2006........................................................    2,207
2007........................................................    1,785
2008........................................................    1,860
Thereafter..................................................    8,705
                                                              -------
     Total..................................................  $18,034
                                                              =======

     Rent expense was $3,636,000 and $743,000 for the year ended December 31, 2003 and the 2002 Period, respectively.

12.  RELATED PARTY TRANSACTIONS AND AGREEMENTS

     In connection with the Public Offering and the transfer of business, the Company entered into various agreements with St. Paul and its affiliates and RenaissanceRe and its affiliates. These agreements include several quota share retrocession agreements pursuant to which St. Paul's subsidiaries transferred the liabilities, related assets and rights and risks under substantially all of the reinsurance contracts entered into by St. Paul's subsidiaries on or after January 1, 2002 (except for certain liabilities relating to the flooding in Europe in August 2002, named storms in existence at the time of the completion of the Public Offering, and business underwritten in London for certain financial services companies) (the "Quota Share Retrocession Agreements"). These agreements provided for the transfer to subsidiaries of the Company of cash and other assets in an amount equal to substantially all of the existing loss reserves (excluding reserves relating to liabilities retained by St. Paul), allocated LAE reserves, other reserves related to non-traditional reinsurance treaties, unearned premium reserves (subject to agreed upon adjustments) and other related reserves, which relate to contracts entered into on and after January 1, 2002, as of the date of the transfer (as determined 90 days after such date) and 100 percent of future premiums (less any ceding commission under the Quota Share Retrocession Agreements) associated with the reinsurance contracts relating to periods after the date of the transfer.

     Platinum Holdings also entered into a five-year Services and Capacity Reservation Agreement with RenaissanceRe, effective October 1, 2002, pursuant to which RenaissanceRe will provide services to subsidiaries of the Company in connection with their property catastrophe book of business. At the Company's request, RenaissanceRe will analyze the Company's property catastrophe treaties and contracts and will assist the Company in measuring risk and managing the Company's property catastrophe treaties and contacts. Based upon such analysis, RenaissanceRe will provide the Company with quotations for rates

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES for non-marine non-finite property catastrophe retrocessional coverage with aggregate limits up to $100 million annually, either on an excess-of-loss or proportional basis. The Company and RenaissanceRe may then enter into retrocessional agreements on the basis of the quotations. The fee for the coverage commitment and the services provided by RenaissanceRe under this agreement is $4 million at inception and at each anniversary, adjusted to 3.5 percent of the Company's gross written non-marine non-finite property catastrophe premium for the previous annual period, if such amount is greater than $4 million. Either party may terminate this agreement if the other is deemed impaired or insolvent by applicable regulatory or judicial authorities or is the subject of conservation, rehabilitation, liquidation, bankruptcy or similar insolvency proceedings. Included in operating expenses for the period ended December 31, 2003 and 2002 were $5,350,000 and $46,000 of fees relating to this RenaissanceRe transaction.

     Renaissance Underwriting Managers Ltd. ("RUM"), a subsidiary of RenaissanceRe, and Platinum Bermuda entered into an agreement whereby RUM will, from time to time, provide referrals of treaty and facultative reinsurance contracts to Platinum Bermuda for a fee. The fee is 1.0% of gross premiums written for all pro-rata business, 2.5% of gross premiums written on all excess of loss business, and 7.5% of the margin on all finite business. The Company paid $400,000 in fees for such referrals for the year ended December 31, 2003. The business referred is also subject to a profit commission.

     Pursuant to the employment agreement between Gregory E.A. Morrison, the Company's chief executive officer, and the Company, dated as of June 20, 2003, Mr. Morrison purchased 20,000 common shares from the Company on July 30, 2003 for an aggregate purchase price of $520,000. These common shares were sold to Mr. Morrison at a price of $26.00 per common share, which was the closing price of the common shares on the date prior to the date that the Company's Board of Directors approved his employment agreement.

     The Company is a party to an investment management agreement with Alliance Capital Management L.P. ("Alliance"), pursuant to which Alliance provides investment advisory services to the Company. The Company pays a fee to Alliance for these services based on the amount of the Company's assets managed by Alliance. The Company paid $1,629,000 and $0 in investment advisory fees to Alliance for the years ended December 31, 2003 and the 2002 Period, respectively. A Senior Vice President at AllianceBernstein Institutional Investment Management, a unit of Alliance, is the wife of a senior officer of Platinum US.

13.  OPERATING SEGMENT INFORMATION

     The Company has organized its worldwide reinsurance business around three operating segments: Property and Marine, Casualty and Finite Risk. The Property and Marine operating segment includes principally property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss reinsurance treaties that are written both in the United States and international markets. This business consists of catastrophe excess-of-loss reinsurance treaties.

     The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and products liability, professional liability, directors and officers liability, workers' compensation, casualty clash and automobile liability. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

     The following table summarizes underwriting activity and ratios for the three operating segments together with a reconciliation of underwriting profit or loss to income before income tax expense for the year ended December 31, 2003 and the 2002 Period ($ in thousands):

                                            PROPERTY                FINITE
                                           AND MARINE   CASUALTY     RISK       TOTAL
                                           ----------   --------   --------   ----------
Year ended December 31, 2003:
Net premiums written.....................   $352,908     474,000    345,234   $1,172,142
                                            --------    --------   --------   ----------
Net premiums earned......................    355,556     391,170    320,801    1,067,527
Losses and LAE...........................    169,944     266,836    147,391      584,171
Acquisition expenses.....................     52,154     101,005     98,067      251,226
Other underwriting expenses..............     35,598      21,060     12,870       69,528
                                            --------    --------   --------   ----------
  Segment underwriting income............   $ 97,860       2,269     62,473   $  162,602
                                            --------    --------   --------
  Corporate expenses not allocated to segments.............................      (23,067)
  Net foreign currency exchange losses.....................................         (114)
  Interest expense.........................................................       (9,492)
  Other income.............................................................        3,343
  Net investment income and net realized gains on investments..............       60,426
                                                                              ----------
     Income before income tax expense......................................   $  193,698
                                                                              ==========
Ratios:
  Losses and LAE.........................       47.8%       68.2%      45.9%        54.7%
  Acquisition expense....................       14.7%       25.8%      30.6%        23.5%
  Other underwriting expense.............       10.0%        5.4%       4.0%         6.5%
                                            --------    --------   --------   ----------
     Combined............................       72.5%       99.4%      80.5%        84.7%
                                            ========    ========   ========   ==========
2002 Period:
Net premiums written.....................   $ 89,341     164,929     43,844   $  298,114
                                            --------    --------   --------   ----------
Net premiums earned......................     43,047      39,320     24,731      107,098
Losses and LAE...........................     21,558      29,498      9,300       60,356
Acquisition expenses.....................      7,798       9,269      8,407       25,474
Other underwriting expenses..............      5,960       4,136      2,068       12,164
                                            --------    --------   --------   ----------
  Segment underwriting income............   $  7,731      (3,583)     4,956   $    9,104
  Corporate expenses not allocated to segments.............................       (4,170)
  Net foreign currency exchange gains......................................        2,017
  Interest expense.........................................................       (1,261)
  Other income.............................................................          167
  Net investment income and net realized gains on investments..............        5,236
                                                                              ----------
     Income before income tax expense......................................   $   11,093
                                                                              ==========

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                                            PROPERTY                FINITE
                                           AND MARINE   CASUALTY     RISK       TOTAL
                                           ----------   --------   --------   ----------
Ratios:
  Losses and LAE.........................       50.1%       75.0%      37.6%        56.4%
  Acquisition expense....................       18.1%       23.6%      34.0%        23.8%
  Other underwriting expense.............       13.8%       10.5%       8.4%        11.4%
                                            --------    --------   --------   ----------
     Combined............................       82.0%      109.1%      80.0%        91.6%
                                            ========    ========   ========   ==========

     Corporate expenses, interest expenses, net investment income, net realized investment gains and other income or expense items that are not specifically attributable to operating segments are not allocated.

     The following table sets forth the net premiums written by the Company for the year ended December 31, 2003 and the 2002 Period by geographic location of the ceding company ($ in thousands):

                                                                 2003        2002
                                                              ----------   --------
United States...............................................  $  926,973   $153,872
                                                              ----------   --------
International...............................................     245,169    144,242
                                                              ----------   --------
  Total.....................................................  $1,172,142   $298,114
                                                              ==========   ========

14.  COMPREHENSIVE INCOME

     The components of comprehensive income for the year ended December 31, 2003 and the 2002 Period are as follows ($ in thousands, except per share data):

                                                               2003      2002
                                                              -------   -------
Before tax amounts:
  Foreign currency translation adjustment...................  $   890   $    --
  Net unrealized holding gains arising during the period....   13,388    12,293
  Less: reclassification adjustment for net gains realized
     in net income..........................................   (2,982)       --
                                                              -------   -------
     Other comprehensive income before taxes................   11,296    12,293
                                                              -------   -------
Deferred income tax expense:
  Foreign currency translation adjustment...................     (267)       --
  Net unrealized holding gains (losses) arising during the
     period.................................................   (2,983)    1,712
  Less: reclassification adjustment for net gains realized
     in net income..........................................      147        --
                                                              -------   -------
     Tax on other comprehensive income (loss)...............   (3,103)    1,712
                                                              -------   -------
Net of tax amounts:
  Net foreign currency translation adjustment...............      623        --
  Net unrealized holding gains arising during the period....   10,405    10,581
  Less: reclassification adjustment for net gains realized
     in net income..........................................   (2,835)       --
                                                              -------   -------
     Other comprehensive income, net of taxes...............  $ 8,193   $10,581
                                                              =======   =======

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2003 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES operations for such periods, have been made for a fair presentation of the results shown ($ in thousands, except per share data):

                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2003        2003         2003            2003
                                         ---------   --------   -------------   ------------
Net premiums earned....................  $238,069     279,376      272,265        $277,817
Net investment income..................    14,203      13,431       14,780          15,231
Losses and LAE.........................   138,803     156,801      157,208         131,359
Acquisition expenses...................    51,719      60,376       60,408          78,723
Operating expenses.....................    20,169      32,995       18,499          20,932
Net income.............................    30,586      26,605       37,817          49,815
Net income per share:
  Basic................................      0.71        0.62         0.88            1.16
  Diluted..............................  $   0.66        0.57         0.81        $   1.03
Average common shares outstanding:
  Basic................................    43,004      43,004       43,022          43,043
  Diluted..............................    49,008      48,871       48,876          49,868

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

            INDEX TO SCHEDULES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  S-2
Schedule I Summary of Investments -- Other Than Investments
  in Related Parties as of December 31, 2003................  S-3
Schedule II Condensed Financial Information of the
  Registrant................................................  S-4
Schedule III Supplementary Insurance Information for the
  year ended December 31, 2003 and the period from April 19,
  2002 (date of inception) to December 31, 2002.............  S-7
Schedule IV Reinsurance for the year ended December 31, 2003 and the period from April 19, 2002 (date of inception) to
  December 31, 2002.........................................  S-8

     Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided elsewhere in the consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

     Under date of March 5, 2004, we reported on the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2003 and the period from April 19, 2002 (date of inception) to December 31, 2002, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-8 of the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

New York, New York
March 5, 2004

                                                                      SCHEDULE I

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

      SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 2003

                                                                               AMOUNT AT
                                                                              WHICH SHOWN
                                                                              IN BALANCE
                                                       COST      FAIR VALUE      SHEET
                                                    ----------   ----------   -----------
                                                              ($ IN THOUSANDS)
Fixed maturities:
  Bonds:
     United States Government and government
       agencies and authorities...................  $   77,997      77,476    $   77,476
       State, municipalities and political
          subdivisions............................      91,019      92,043        92,043
       Foreign governments........................      43,530      43,521        43,521
       Public utilities...........................      11,863      11,971        11,971
       All other corporate........................   1,428,574   1,449,445     1,449,445
                                                    ----------   ---------    ----------
          Total bonds.............................   1,652,983   1,674,456     1,674,456
  Redeemable preferred stock......................       3,750       3,682         3,682
                                                    ----------   ---------    ----------
          Total fixed maturities..................   1,656,733   1,678,138     1,678,138
Other long term investments.......................       6,910       6,910         6,910
                                                    ----------   ---------    ----------
          Total investments.......................  $1,663,643   1,685,048    $1,685,048
                                                    ==========   =========    ==========

---------------

* Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums and discounts.

                                                                     SCHEDULE II

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEET
                           DECEMBER 31, 2003 AND 2002

                                                                 2003         2002
                                                              -----------   ---------
                                                              ($ IN THOUSANDS EXCEPT
                                                                    SHARE DATA)
                                       ASSETS
Investment in affiliates....................................  $1,069,521    $926,177
Cash........................................................       3,413       3,935
Amounts due from St. Paul...................................          --         965
Other assets................................................       1,740       1,462
                                                              ----------    --------
          Total assets......................................  $1,074,674    $932,539
                                                              ==========    ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Contract adjustment payments..............................  $    4,535    $  6,639
  Accrued expenses and other liabilities....................       2,936       4,654
                                                              ----------    --------
          Total liabilities.................................       7,471      11,293
                                                              ----------    --------
Shareholders' equity
  Preferred share, $.01 par value, 25,000,000 shares
     authorized, no shares issued or outstanding............          --          --
  Common shares, $.01 par value, 200,000,000 shares
     authorized, 43,054,125 and 43,004,000 shares issued and
     outstanding respectively...............................         430         430
  Additional paid-in capital................................     910,505     903,797
  Accumulated other comprehensive income....................      18,774      10,581
  Retained earnings.........................................     137,494       6,438
                                                              ----------    --------
          Total shareholders' equity........................   1,067,203     921,246
                                                              ----------    --------
          Total liabilities and shareholders' equity........  $1,074,674    $932,539
                                                              ==========    ========

                                                                     SCHEDULE II

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                                (PARENT COMPANY)

                         CONDENSED STATEMENTS OF INCOME
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
  THE PERIOD FROM APRIL 19, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

                                                                2003      2002
                                                              --------   -------
                                                               ($ IN THOUSANDS)
Revenues:
  Dividends from affiliates.................................  $ 33,150   $    --
  Net investment income.....................................        46       179
                                                              --------   -------
                                                                33,196       179
                                                              --------   -------
Expenses:
  Interest expenses.........................................       344        58
  Operating expenses........................................    22,661     3,986
                                                              --------   -------
  Total expenses............................................    23,005     4,044
                                                              --------   -------
Net income (loss) before equity in earnings of affiliate....    10,191    (3,865)
Equity in earnings of affiliates............................   134,631    10,303
                                                              --------   -------
Net income..................................................  $144,822   $ 6,438
                                                              ========   =======

                                                                     SCHEDULE II

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                                (PARENT COMPANY)

                       CONDENSED STATEMENT OF CASH FLOWS
  FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE PERIOD FROM APRIL 19, 2002
                           THROUGH DECEMBER 31, 2002

                                                                2003       2002
                                                              --------   ---------
                                                                ($ IN THOUSANDS)
Operating Activities:
  Net income (loss) before equity in earnings of
     affiliates.............................................  $ 10,191   $  (3,865)
  Adjustments to reconcile net income to net cash provided
     in operations:
     Stock based compensation...............................     5,510          --
     Net Increase in other assets and liabilities...........    (1,550)      2,226
                                                              --------   ---------
       Net cash provided by (used in) operating
        activities..........................................    14,151      (1,639)
                                                              --------   ---------

Investing activities -- Contributions to subsidiaries.......        --    (896,000)
                                                              --------   ---------
Financing Activities:
  Net proceeds from shares issued in initial
     capitalization.........................................        --         120
  Redemption of shares issued in initial capitalization.....        --        (120)
  Net proceeds from issuance of Common Shares...............       520     693,314
  Net proceeds from issuance of Common Shares in private
     placements.............................................        --     208,260
  Change in contract adjustment payment liability...........    (2,104)         --
  Proceeds from exercise of options.........................       678          --
  Dividends paid to shareholders............................   (13,767)         --
                                                              --------   ---------
       Net cash (used in) provided by financing
        activities..........................................   (14,673)    901,574
                                                              --------   ---------
       Net (decrease) increase in cash and cash
        equivalents.........................................      (522)      3,935
Cash and cash equivalents at beginning of period............     3,935          --
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $  3,413   $   3,935
                                                              ========   =========

                                                                    SCHEDULE III

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.

                      SUPPLEMENTARY INSURANCE INFORMATION

                                                  UNPAID                  OTHER                                  LOSSES
                                   DEFERRED       LOSSES                  POLICY                                AND LOSS
                                    POLICY       AND LOSS               CLAIMS AND      NET          NET       ADJUSTMENT
                                  ACQUISITION   ADJUSTMENT   UNEARNED    BENEFITS      EARNED     INVESTMENT    EXPENSES
             PERIOD                  COSTS       EXPENSES    PREMIUMS    PAYABLE      PREMIUM       INCOME      INCURRED
             ------               -----------   ----------   --------   ----------   ----------   ----------   ----------
                                                                     ($ IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2003:
  Property and Marine...........    $ 9,076      $231,719    $ 44,667                $  355,556                 $169,944
  Casualty......................     61,181       320,585     224,611                   391,170                  266,836
  Finite Risk...................      9,050       179,614      30,578                   320,801                  147,391
                                    -------      --------    --------                ----------                 --------
    Total.......................     79,307       731,918     299,856        --       1,067,527     57,645       584,171
                                    -------      --------    --------                ----------                 --------
PERIOD FROM NOVEMBER 1, 2002
  THROUGH DECEMBER 31, 2002:
  Property and Marine...........     11,307       101,473      46,294                    43,047                   21,558
  Casualty......................     33,568       121,586     125,609                    39,320                   29,498
  Finite Risk...................      4,457        58,600      19,113                    24,731                    9,300
                                    -------      --------    --------                ----------                 --------
    Total.......................    $49,332      $281,659    $191,016        --      $  107,098    $ 5,211      $ 60,356
                                    -------      --------    --------                ----------                 --------

                                  AMORTIZATION
                                  OF DEFERRED
                                     POLICY        OTHER        NET
                                  ACQUISITION    OPERATING    PREMIUMS
             PERIOD                  COSTS       EXPENSES     WRITTEN
             ------               ------------   ---------   ----------
                                            ($ IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2003:
  Property and Marine...........    $ 48,756                 $  352,908
  Casualty......................      87,620                    474,000
  Finite Risk...................      90,864                    345,234
                                    --------                 ----------
    Total.......................     227,240       92,595     1,172,142
                                    --------                 ----------
PERIOD FROM NOVEMBER 1, 2002
  THROUGH DECEMBER 31, 2002:
  Property and Marine...........       6,206                     89,341
  Casualty......................       5,699                    164,929
  Finite Risk...................       2,544                     43,844
                                    --------                 ----------
    Total.......................    $ 14,449      $16,334    $  298,114
                                    --------                 ----------

                                                                     SCHEDULE IV

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.

                                  REINSURANCE

                                                           ASSUMED FROM                PERCENTAGE OF
                                 DIRECT   CEDED TO OTHER      OTHER                        AMOUNT
DESCRIPTION                      AMOUNT     COMPANIES       COMPANIES     NET AMOUNT   ASSUMED TO NET
-----------                      ------   --------------   ------------   ----------   --------------
                                                           ($ IN THOUSANDS)
Property and liability premiums
  written:
  Year ended December 31, 2003:
     Property and Marine.......     --       $25,156        $  378,064    $  352,908         107.1%
     Casualty..................     --         1,175           475,175       474,000         100.2%
     Finite Risk...............     --            --           345,234       345,234         100.0%
                                             -------        ----------    ----------
       Total...................     --        26,331         1,198,473     1,172,142         102.2%
                                             -------        ----------    ----------
  Period ended December 31,
     2002:.....................                                                                 --
     Property and Marine.......     --            --            89,341        89,341         100.0%
     Casualty..................     --            --           164,929       164,929         100.0%
     Finite Risk...............     --            --            43,844        43,844         100.0%
                                             -------        ----------    ----------
       Total...................     --       $    --        $  298,114    $  298,114
                                             -------        ----------    ----------

                            THE PREDECESSOR BUSINESS
                          THE ST. PAUL COMPANIES, INC.

                        REINSURANCE UNDERWRITING SEGMENT

     Following is selected historical combined financial data for the period from January 1, 2002 through November 1, 2002 and the year ended December 31, 2001 of the reinsurance underwriting segment of The St. Paul Companies, Inc. (the "Predecessor") prior to the initial public offering of Platinum Underwriters Holdings, Ltd. ("Platinum"). The Predecessor operations include the continuing business and related assets transferred to Platinum upon completion of its initial public offering as well as the reinsurance business that remained with The St. Paul Companies, Inc. ("St. Paul") after the public offering. Accordingly, underwriting results and combined statements of the Predecessor presented in this report are not indicative of the actual results of Platinum subsequent to the public offering.

     In addition to the effect of the retention of certain portions of the Predecessor business by St. Paul and the exclusion of the corporate aggregate excess-of-loss reinsurance program of St. Paul, other factors may cause the actual results of Platinum to differ materially from the results of the Predecessor.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders:
The St. Paul Companies, Inc.:

     We have audited the accompanying combined statements of underwriting results and identifiable underwriting cash flows of The St. Paul Companies, Inc. Reinsurance Underwriting Segment (Predecessor) for the period from January 1, 2002 through November 1, 2002 and for the year ended December 31, 2001. The combined statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these combined statements based on our audits.

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

     The accompanying combined statements were prepared to present the historical underwriting results and identifiable cash flows of the Predecessor specifically attributable to reinsurance underwriting operations of The St. Paul Companies, Inc. (St. Paul) as described in Note 1. The combined statements do not contain an allocation of St. Paul's equity structure, investment portfolio assets, investment income or cash flows from investing and financing activities. Accordingly, the combined statements are not intended to be a complete presentation of the Predecessor's or St. Paul's results of operations or cash flows.

     In our opinion, the combined statements referred to above present fairly, in all material respects, the underwriting results and identifiable underwriting cash flows of the Predecessor for the period from January 1, 2002 through November 1, 2002 and for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Minneapolis, Minnesota
March 21, 2003

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  COMBINED STATEMENTS OF UNDERWRITING RESULTS
        FOR THE PERIOD FROM JANUARY 1, 2002 THROUGH NOVEMBER 1, 2002 AND
                        THE YEAR ENDED DECEMBER 31, 2001

                                                                PERIOD FROM
                                                              JANUARY 1, 2002
                                                                  THROUGH        YEAR ENDED
                                                                NOVEMBER 1,     DECEMBER 31,
                                                                   2002             2001
                                                              ---------------   ------------
                                                                     ($ IN MILLIONS)
Net premiums
  Net premiums written......................................      $1,007           $1,677
  Net change in unearned premiums...........................          95              (84)
                                                                  ------           ------
     Net premiums earned....................................       1,102            1,593
                                                                  ------           ------
Underwriting deductions
  Losses and loss adjustment expenses incurred..............         791            1,922
  Policy acquisition costs..................................         257              315
  Other underwriting expenses...............................          62               82
                                                                  ------           ------
Total underwriting deductions...............................       1,110            2,319
                                                                  ------           ------
Net underwriting loss.......................................      $   (8)          $ (726)
                                                                  ======           ======

                 See accompanying notes to combined statements.

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

          COMBINED STATEMENTS OF IDENTIFIABLE UNDERWRITING CASH FLOWS
        FOR THE PERIOD FROM JANUARY 1, 2002 THROUGH NOVEMBER 1, 2002 AND
                        THE YEAR ENDED DECEMBER 31, 2001

                                                                PERIOD FROM
                                                              JANUARY 1, 2002
                                                                  THROUGH        YEAR ENDED
                                                                NOVEMBER 1,     DECEMBER 31,
                                                                   2002             2001
                                                              ---------------   ------------
                                                                     ($ IN MILLIONS)
Premiums collected, net.....................................      $ 1,348          $1,536
Losses and loss adjustment expenses paid....................       (1,057)           (952)
Policy acquisition expenses paid............................         (275)           (398)
Other underwriting expenses paid............................          (62)           (124)
                                                                  -------          ------
  Net cash provided (used) by underwriting..................      $   (46)         $   62
                                                                  =======          ======

                 See accompanying notes to combined statements

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                          NOTES TO COMBINED STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The accompanying combined statements pertain to the reinsurance underwriting segment of The St. Paul Companies, Inc. ("St. Paul"), for the period from January 1, 2002 through November 1, 2002 and the year ended December 31, 2001. The reinsurance underwriting segment of St. Paul is the predecessor to Platinum Underwriters Holdings, Ltd. and is hereinafter referred to as "Predecessor." Predecessor statements are presented on a combined basis, including certain insurance and reinsurance subsidiaries within the St. Paul group, as well as the underwriting results of the reinsurance departments of St. Paul Fire and Marine Insurance Company ("Fire and Marine") and United States Fidelity and Guarantee Company ("USF&G"), St. Paul's two largest U.S. insurance subsidiaries.

     The statement of underwriting results for the year ended December 31, 2001 reconciles to the reinsurance underwriting segment results as reported in St. Paul's audited consolidated financial statements for the year ended December 31, 2001, which are included in St. Paul's Annual Report to Shareholders. It is the practice of St. Paul to evaluate the performance of its property-liability insurance underwriting segments on the basis of underwriting results.

     St. Paul manages its property-liability investment portfolio in the aggregate, as part of a separate segment and does not allocate assets, or investment income, to its respective underwriting segments. Similarly, the statements of identifiable underwriting cash flows include only cash flow activity that is specifically attributable to the underwriting operations of Predecessor, and does not include any cash flows from investing and financing activities.

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

  NET PREMIUMS EARNED

     Assumed reinsurance premiums are recognized as revenues proportionately over the coverage period. Net premiums earned are recorded in the statement of underwriting results, net of Predecessor's cost to purchase reinsurance. Net premiums not yet recognized as revenue are recorded in the balance sheet as unearned premium, gross or any ceded unearned premiums. Written and earned premiums, and the related costs, which have not yet been reported to Predecessor are estimated and accrued. Due to the time lag inherent in reporting of premiums by ceding companies, such estimated premiums written and earned, as well as related costs, may be significant. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined.

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

     Liabilities for unpaid losses and LAE related to certain assumed reinsurance contracts are discounted to the present value of estimated future payments. Prior to discounting, these liabilities totaled $306.4 million at December 31, 2001. The total discounted liabilities reflected on our combined statement of identifiable underwriting assets and liabilities was $264.9 million at December 31, 2001. The liabilities related to these reinsurance contracts were discounted using rates up to 7.5 percent, based on our return on invested assets or, in many cases, on yields contractually guaranteed to us on funds

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

held by the ceding company, as permitted by the Vermont Department of Banking, Insurance, Securities and Healthcare Administration.

  REINSURANCE

     Written premiums, earned premiums, and incurred losses and LAE reflect the net effects of assumed and ceded reinsurance transactions. Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been met. These requirements involve significant assumptions being made related to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. Assumed reinsurance contracts that do not transfer significant insurance risk are required to be accounted for as deposits. These contract deposits are accounted for as financing transactions, with interest expense credited to the contract deposit.

  POLICY ACQUISITION EXPENSES

     The costs directly related to the acquisition of reinsurance contracts are referred to as policy acquisition expenses and consist of commissions and other direct underwriting expenses. Although these expenses are incurred when a reinsurance contract is written, such expenses are deferred and amortized over the same period as the corresponding premiums are recorded as earned revenues.

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

2.  RELATED PARTY TRANSACTIONS

     The following summarizes Predecessor's related party transactions:

  REINSURANCE TRANSACTIONS WITH AFFILIATES

     Predecessor cedes certain business to two affiliated special purpose entities ("SPE") which were established by St. Paul for the purpose of increasing Predecessor's capacity to write certain excess-of-loss reinsurance, principally property, marine, and aviation. The most significant of these agreements is with George Town Re. George Town Re was established by St. Paul in 1996 for the purpose of entering into a single reinsurance treaty with Predecessor, providing an additional $45.1 million of underwriting capacity over a 10-year period. Premiums ceded under these agreements were $4.6 million in 2002 and $5.2 million in 2001. Losses ceded under these agreements totaled ($0.1) million in 2002 and $9.8 million in 2001.

     The agreement with George Town Re was terminated on July 8, 2002, and George Town Re was liquidated. There was no material impact on Predecessor's underwriting results from this transaction.

     Predecessor assumed certain primary business from other business segments of St. Paul. Premiums assumed under these agreements were $12.0 million in 2002 and $25.8 million in 2001. Losses assumed under these agreements were $22.8 million in 2002 and $18.6 million in 2001. Predecessor paid

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

commissions of $3.9 million in 2002 and $9.5 million in 2001, related to business assumed under these agreements.

  MANAGEMENT AGREEMENTS WITH AFFILIATES

     St. Paul management has entered into various agreements with affiliated parties, under arm's-length terms. Under these agreements, the affiliated parties have agreed to perform investment management services for St. Paul Re UK, guarantee the performance of St. Paul's obligations, make funds available under a revolving loan agreement, and provide certain reinsurance coverage. Included in underwriting expenses are certain expenses allocated to Predecessor from St. Paul, including costs such as corporate communications and marketing, corporate finance, corporate actuarial, corporate tax, corporate audit, legal services, corporate executives, corporate human resources, and employee benefit costs. These allocated costs totaled $7.8 million and $3.2 million in 2002 and 2001, respectively.

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

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

     The estimated underwriting loss of $580 million is recorded in the accompanying 2002 and 2001 combined statements of underwriting results in the following line items ($ in millions):

                                                               PERIOD FROM
                                                             JANUARY 1, 2002
                                                                 THROUGH        YEAR ENDED
                                                               NOVEMBER 1,     DECEMBER 31,
                                                                  2002             2001
                                                             ---------------   ------------
Net premiums earned........................................       $ (5)           $ 141
Losses and LAE.............................................        (19)            (788)
Other underwriting expenses................................         --               91
                                                                  ----            -----
     Total underwriting loss...............................       $(24)           $(556)
                                                                  ====            =====

     The estimated underwriting loss of $24 million in 2002 and $556 million in 2001 was distributed among Predecessor's segments as follows ($ in millions):

                                                              PERIOD FROM
                                                            JANUARY 1, 2002
                                                                THROUGH        YEAR ENDED
                                                              NOVEMBER 1,     DECEMBER 31,
                                                                 2002             2001
                                                            ---------------   ------------
North American Property...................................        $18             $233
North American Casualty...................................          2               32
International.............................................         10              162
Finite Risk...............................................         (6)             129
                                                                  ---             ----
     Total underwriting loss..............................        $24             $556
                                                                  ===             ====

4.  RESERVES FOR LOSSES AND LAE

RECONCILIATION OF LOSS RESERVES

     The following table represents a reconciliation of beginning and ending loss and LAE reserves for the period from January 1, 2002 through November 1, 2002 and the year ended December 31, 2001 ($ in millions):

                                                              PERIOD FROM
                                                               JANUARY 1,
                                                              2002 THROUGH    YEAR ENDED
                                                              NOVEMBER 1,    DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Loss and LAE reserves at beginning of year, as reported.....    $ 4,949         $3,568
Loss reinsurance recoverables on unpaid losses at beginning
  of year...................................................     (1,256)          (902)
                                                                -------         ------
Net loss and LAE reserves at beginning of year..............      3,693          2,666
                                                                -------         ------
Provision for losses and LAE for claims incurred:
  Current year..............................................        736          1,827
  Prior years...............................................         55             95
                                                                -------         ------
     Total incurred.........................................        791          1,922
                                                                -------         ------
Losses and LAE payment for claims incurred:
  Current year..............................................       (114)          (232)
  Prior years...............................................       (839)          (663)
                                                                -------         ------
     Total paid.............................................       (953)          (895)
                                                                -------         ------
Net loss and LAE reserves at end of year....................      3,531          3,693
Plus reinsurance recoverables on unpaid losses at end of
  year......................................................      1,249          1,256
                                                                -------         ------
Loss and LAE reserves at end of year, as reported...........    $ 4,780         $4,949
                                                                -------         ------

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

     In 2001, prior year development was attributable to several lines of business. The North American Property segment continued to have worse than expected loss emergence, largely driven by certain property business underwritten through Predecessor's London office. Also included in this emergence was an increase in the reserve position of the surplus lines business which exhibited poor loss development in the 1999 and 2000 accident years.

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

5.  EMPLOYEE BENEFIT PLANS

     Employees of Predecessor participated in various employee benefit, stock incentive, and retirement plans administered by St. Paul. Predecessor reimbursed St. Paul for costs associated with these plans. The following summarizes underwriting expenses recorded by Predecessor in connection with each of these plans ($ in millions):

                                                              PERIOD FROM
                                                            JANUARY 1, 2002
                                                                THROUGH        YEAR ENDED
                                                              NOVEMBER 1,     DECEMBER 31,
                                                                 2002             2001
                                                            ---------------   ------------
Retirement Plans..........................................       $ 3.3            $6.2
Post Retirement Plans.....................................        (0.5)            0.3
Variable Stock Option Plan................................        (1.4)            0.1
                                                                 -----            ----
     Total................................................       $ 1.4            $6.6
                                                                 =====            ====

     In addition, St. Paul sponsored a stock-based incentive program, the Long-Term Incentive Plan ("LTIP"), which was exclusive to certain employees of Predecessor. Underwriting expenses (benefits) recorded by Predecessor in connection with the LTIP totaled $1.3 million in 2002 and ($2.3) million in 2001.

6.  COMMITMENTS AND CONTINGENCIES

  FINANCIAL GUARANTEES

     Predecessor was contingently liable for a financial guarantee in the form of a credit enhancement, with total exposure of approximately $15 million as of December 31, 2001. As of July 31, 2002, this contract has expired and Predecessor is no longer contingently liable for this item.

  LEASE COMMITMENTS

     A portion of Predecessor's business activities was conducted in rented premises. Predecessor also entered into leases for equipment, such as office machines and computers. Total rental expense was $6.8 million in 2002 and $5.8 million in 2001.

     Certain leases are non-cancelable, and Predecessor would remain responsible for payment even if the space or equipment were no longer utilized. On November 1, 2002, the minimum rents for which Predecessor would be liable under these types of leases are as follows: $5.3 million in 2003, $1.5 million in 2004, $0.6 million in 2005, $0.6 million in 2006, and $2.8 million thereafter.

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

     The following table presents the net premiums earned and underwriting results for 2002 and 2001 for the businesses to be exited under these actions, including the allocation of St. Paul's corporate excess-of-loss reinsurance programs ($ in millions):

                                                              PERIOD FROM
                                                              JANUARY 1,
                                                                 2002
                                                                THROUGH      YEAR ENDED
                                                              NOVEMBER 1,   DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
Net premiums earned.........................................     $277          $ 362
Underwriting results........................................      (52)          (318)

8.  REINSURANCE

     The primary purpose of the Predecessor's ceded reinsurance program, including the aggregate excess-of-loss coverages discussed below, is to protect its operations from potential losses in excess of acceptable levels. Reinsurers are expected to honor their obligations under ceded reinsurance contracts. In the event these companies are unable to honor their obligations, Predecessor will pay these amounts. Allowances have been established for possible nonpayment of such amounts due.

     Predecessor's underwriting results in 2001 were impacted by the St. Paul corporate aggregate excess-of-loss reinsurance program that was entered into each year effective January 1, 2001, 2000 and 1999 (hereinafter referred to as the "St. Paul corporate program"). Coverage under the St. Paul corporate program treaties was triggered when St. Paul's incurred insurance losses and LAE across all lines of business exceeded accident year attachment loss ratios specified in the treaty. Predecessor results also benefited from a separate aggregate excess-of-loss reinsurance treaty, exclusive to Predecessor each year effective 2001, 2000 and 1999 that were unrelated to the St. Paul corporate program. The combined

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

impact of these treaties (together the "reinsurance treaties") is included in the following table ($ in millions):

                                                              PERIOD FROM
                                                              JANUARY 1,
                                                                 2002
                                                                THROUGH      YEAR ENDED
                                                              NOVEMBER 1,   DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
St. Paul corporate aggregate excess-of-loss reinsurance
  program:
  Ceded premiums written....................................     $ (4)         $ (67)
                                                                 ----          -----
  Ceded losses and LAE......................................       (9)          (126)
  Ceded premiums earned.....................................       (4)           (67)
                                                                 ----          -----
     Net underwriting (detriment) benefit...................     $ (5)         $ (59)
                                                                 ====          =====
Predecessor aggregate treaty:
  Ceded premiums written....................................     $ (1)         $ 119
                                                                 ----          -----
  Ceded losses and LAE......................................      (35)           278
  Ceded premiums earned.....................................       (2)           119
                                                                 ----          -----
     Net underwriting (detriment) benefit...................     $(33)         $ 159
                                                                 ====          =====
Combined total:
  Ceded premiums written....................................     $ (5)         $  52
                                                                 ----          -----
  Ceded losses and LAE......................................      (44)           152
  Ceded premiums earned.....................................       (6)            52
                                                                 ----          -----
     Net underwriting (detriment) benefit...................     $(38)         $ 100
                                                                 ====          =====

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

     Predecessor was party to a separate aggregate excess-of-loss reinsurance treaty, unrelated to the corporate treaty, in 2002 and 2001. Coverage has not been triggered under that treaty in 2002; however, in 2002, Predecessor recorded ceded premiums written of $(1) million, ceded earned premiums of $(2) million, and ceded loss and loss adjustment expenses of $(35) million, for a net detriment of $33 million as a result of this treaty. Included in the net detriment for 2002 was a $20 million detriment due to the partial commutation of the 1999 and 2001 aggregate excess-of-loss reinsurance treaties.

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

     The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and LAE is as follows (including the impact of the reinsurance treaties) ($ in millions):

                                                              PERIOD FROM
                                                              JANUARY 1,
                                                                 2002
                                                                THROUGH      YEAR ENDED
                                                              NOVEMBER 1,   DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
Premiums written:
Assumed.....................................................    $1,056         $1,854
Ceded.......................................................        49            177
                                                                ------         ------
  Net premiums written......................................     1,007          1,677
                                                                ======         ======
Premiums earned:
Assumed.....................................................    $1,160         $1,765
Ceded.......................................................        58            172
                                                                ------         ------
  Net premiums earned.......................................    $1,102         $1,593
                                                                ======         ======
Insurance losses and LAE:
Assumed.....................................................    $  903         $2,318
Ceded.......................................................       112            396
                                                                ------         ------
  Total insurance losses and LAE............................    $  791         $1,922
                                                                ======         ======

9.  SEGMENT INFORMATION

     Predecessor has four reportable segments, which consist of North American Property, North American Casualty, International and Finite Risk. These segments are consistent with the manner in which Predecessor's business has been managed.

     The North American Property segment consists of property reinsurance business underwritten for customers domiciled in the United States and Canada. Coverages offered included proportional, per-risk, excess-of-loss and surplus lines reinsurance, and catastrophe treaties. This segment also includes retrocessional reinsurance business and crop and agricultural reinsurance. The North American surplus lines business center has been aggregated with the North American Property segment as the aggregation is consistent with Predecessor's management structure and the business center meets the aggregation criteria required for external segment reporting.

     The North American Casualty segment consists of casualty reinsurance underwritten for customers domiciled in the United States and Canada. Casualty coverages offered included general workers' compensation, medical professional, non-medical professional, directors and officers, employment practices, umbrella and environmental impairment. The Accident and Health business center, which consists predominantly of North American Risks, is aggregated with the North American Casualty segment as the aggregation is consistent with Predecessor's management structure and the business center meets the aggregation criteria required for external reporting. In addition, Predecessor has one significant account which includes both property and casualty business, but is managed as a business center within the North American Casualty segment. For this reason, this business center, which meets the aggregation criteria for external segment reporting, has been aggregated with the North American Casualty segment.

     The International segment underwrites wrote property and casualty reinsurance for customers domiciled outside of North America. This segment also includes the results from marine and aerospace business due to the global nature of those exposures.

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

GEOGRAPHIC AREAS

     The following summary presents financial data of Predecessor's operations based on their location ($ in millions):

                                                              PERIOD FROM
                                                              JANUARY 1,
                                                                 2002
                                                                THROUGH      YEAR ENDED
                                                              NOVEMBER 1,   DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
U.S. .......................................................    $  701         $1,097
Non-U.S. ...................................................       401            496
                                                                ------         ------
  Total net premium earned..................................    $1,102         $1,593
                                                                ======         ======

SEGMENT INFORMATION

     The summary below presents net premiums earned and underwriting results for Predecessor's reportable segments ($ in millions):

                                                              PERIOD FROM
                                                              JANUARY 1,
                                                                 2002
                                                                THROUGH      YEAR ENDED
                                                              NOVEMBER 1,   DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
Premium earned:
  North American Property...................................    $  205         $  216
  North American Casualty...................................       451            588
  International.............................................       206            242
  Finite Risk...............................................       240            547
                                                                ------         ------
     Total net premiums earned..............................    $1,102         $1,593
                                                                ======         ======
Underwriting gain (loss):
  North American Property...................................        33           (232)
  North American Casualty...................................       (79)          (215)
  International.............................................        51           (109)
  Finite Risk...............................................       (13)          (170)
                                                                ------         ------
     Total Underwriting gain (loss).........................    $   (8)        $ (726)
                                                                ======         ======

     Each of Predecessor's segments generated a significant volume of reinsurance premiums through two reinsurance brokers. Total premiums written through these two brokers totaled $548 million and $587 million for the period from January 1, 2002 through November 1, 2002 and the year ended December 31, 2001, respectively.

                          THE ST. PAUL COMPANIES, INC.
                 REINSURANCE UNDERWRITING SEGMENT (PREDECESSOR)

                  NOTES TO COMBINED STATEMENTS -- (CONTINUED)

10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is an unaudited summary of Predecessor's quarterly results ($ in millions):

                                                       FIRST    SECOND     THIRD    FOURTH
                                                      QUARTER   QUARTER   QUARTER   QUARTER
                                                      -------   -------   -------   -------
2002:
  Net premiums written..............................   $463      $200       234       110
  Net premiums earned...............................    377       305       307       113
  Underwriting gain (loss)..........................     15        (6)      (21)        4
2001:
  Net premiums written..............................   $421      $280       584       392
  Net premiums earned...............................    303       297       533       460
  Underwriting gain (loss)..........................    (22)      (35)     (512)     (157)

---------------

* Fourth quarter of 2002 represents the period from October 1, 2002 through November 1, 2002.

11.  SEPTEMBER 11, 2001 TERRORIST ATTACK -- LEGAL MATTERS (UNAUDITED)

     As noted in Note 3, Predecessor and other insurers obtained a summary judgement ruling that the World Trade Center property loss is a single occurrence. Certain insureds, including the World Trade Center leaseholder, appealed that ruling, asking the court to determine that the property loss constituted two separate occurrences rather than one. In September 2003, the U.S. Circuit Court of Appeals for the Second Circuit ruled that under the terms of the policy form Predecessor used to underwrite property coverage for the World Trade Center, the terrorist attack constituted one occurrence.