Form 10-Q
period 2004-03-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2004-05-10
CIK 1171500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

                        Commission File Number 001-31341

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Bermuda                                       98-0416483
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

      As of April 30, 2004, there were outstanding 43,278,275 common shares, par value $0.01 per share, of the Registrant.

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and
               December 31, 2003............................................................       1

            Consolidated Statements of Income and Comprehensive Income for the Three
               Months Ended March 31, 2004 and 2003 (Unaudited).............................       2

            Consolidated Statements of Changes in Shareholders' Equity for the Three
               Months Ended March 31, 2004 and 2003 (Unaudited).............................       3

            Consolidated Statement of Cash Flows for the Three Months Ended
               March 31, 2004 and 2003 (Unaudited)..........................................       4

            Notes to Condensed Consolidated Financial Statements (Unaudited) for the
               Three Months Ended March 31, 2004 and 2003...................................       5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
               Operations for the Three Months Ended March 31, 2004 and 2003................      10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk......................      21

Item 4.     Controls and Procedures.........................................................      23

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings...............................................................      25

Item 6.     Exhibits and Reports on Form 8-K................................................      25

            (a)     Exhibits................................................................      25

            (b)     Reports on Form 8-K.....................................................      26

SIGNATURES..................................................................................      27

                         PART I - FINANCIAL INFORMATION
              ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       ($ in thousands, except share data)

                                                                              (Unaudited)
                                                                                March 31,     December 31,
                                                                                 2004            2003
                                                                              ------------    ------------
                                  ASSETS
Investments:
   Fixed maturities available-for-sale at fair value
     (amortized cost - $1,696,889 and $1,560,807, respectively)               $  1,742,821    $  1,583,505
   Fixed maturity trading securities at fair value
     (amortized cost - $78,975 and $95,926, respectively)                           78,000          94,633
   Other invested asset                                                              6,749           6,910
                                                                              ------------    ------------
          Total investments                                                      1,827,570       1,685,048
Cash and cash equivalents                                                          199,523         105,461
Accrued investment income                                                           22,805          17,492
Reinsurance premiums receivable                                                    643,970         487,441
Reinsurance recoverable on ceded losses and loss adjustment expenses                 5,268           5,102
Prepaid reinsurance premiums                                                        12,162           6,129
Funds held by ceding companies                                                      71,263          65,060
Deferred acquisition costs                                                         115,924          79,307
Income tax recoverable                                                                   -           9,360
Other assets                                                                         9,259          21,461
                                                                              ------------    ------------
          Total assets                                                        $  2,907,744    $  2,481,861
                                                                              ============    ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Unpaid losses and loss adjustment expenses                                 $    835,734    $    736,934
   Unearned premiums                                                               471,359         305,985
   Reinsurance deposit liabilities                                                  19,854           5,699
   Debt obligations                                                                137,500         137,500
   Ceded premiums payable                                                           10,770           6,205
   Commissions payable                                                             228,964         176,310
   Current income taxes payable                                                      1,419               -
   Deferred tax liabilities                                                         10,807           1,792
   Other liabilities                                                                48,320          44,233
                                                                              ------------    ------------
          Total liabilities                                                      1,764,727       1,414,658
                                                                              ------------    ------------
Shareholders' Equity
   Preferred shares, $.01 par value, 25,000,000 shares authorized, no
     shares issued or outstanding                                                        -               -
   Common shares, $.01 par value, 200,000,000 shares authorized,
     43,268,025 and 43,054,125 shares issued and outstanding, respectively             433             430
   Additional paid-in capital                                                      915,819         910,505
   Accumulated other comprehensive income                                           37,918          18,774
   Retained earnings                                                               188,847         137,494
                                                                              ------------    ------------
          Total shareholders' equity                                             1,143,017       1,067,203
                                                                              ------------    ------------
          Total liabilities and shareholders' equity                          $  2,907,744    $  2,481,861
                                                                              ============    ============

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

     Consolidated Statements of Income and Comprehensive Income (Unaudited)
               For the Three Months Ended March 31, 2004 and 2003

                     ($ in thousands, except per share data)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         ------------------------
                                                                            2004          2003
                                                                         ----------    ----------
Revenue:
   Net premiums earned                                                   $  321,042    $  238,069
   Net investment income                                                     17,484        14,203
   Net realized gains on investments                                            452           744
   Other income                                                                 511         1,150
                                                                         ----------    ----------
          Total revenue                                                     339,489       254,166
                                                                         ----------    ----------
Expenses:
   Losses and loss adjustment expenses                                      161,969       138,803
   Acquisition expenses                                                      88,921        51,719
   Operating expenses                                                        18,774        20,169
   Net foreign currency exchange (gains) losses                                (866)           75
   Interest expense                                                           2,306         2,468
                                                                         ----------    ----------
          Total expenses                                                    271,104       213,234
                                                                         ----------    ----------
          Income before income tax expense                                   68,385        40,932
Income tax expense                                                           13,571        10,346
                                                                         ----------    ----------
          Net income                                                     $   54,814    $   30,586
                                                                         ==========    ==========
Earnings per share:
   Basic earnings per share                                              $     1.27    $     0.71
   Diluted earnings per share                                            $     1.10    $     0.66

Comprehensive income:
   Net income                                                            $   54,814    $   30,586
   Other comprehensive income:
     Net change in unrealized gains on available-for-sale securities,
       net of deferred taxes                                                 19,173         7,647
     Cumulative translation adjustments, net of deferred tax                    (29)            -
                                                                         ----------    ----------
          Comprehensive income                                           $   73,958    $   38,233
                                                                         ==========    ==========

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
               For the Three Months Ended March 31, 2004 and 2003

                                ($ in thousands)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                           2004            2003
                                                                       ------------    ------------
Preferred shares:
   Balances at beginning and end of periods                            $          -    $          -
                                                                       ------------    ------------

Common shares:
   Balances at beginning of periods                                             430             430
   Exercise of share options                                                      3               -
                                                                       ------------    ------------
          Balances at end of periods                                            433             430
                                                                       ------------    ------------
Additional paid-in-capital:
   Balances at beginning of periods                                         910,505         903,797
   Exercise of share options                                                  4,810               -
   Stock based compensation                                                     504               -
                                                                       ------------    ------------
          Balances at end of periods                                        915,819         903,797
                                                                       ------------    ------------
Accumulated other comprehensive income:
   Balances at beginning of periods                                          18,774          10,581
   Net change in unrealized gains on available-for-sale securities,
     net of deferred taxes                                                   19,173           7,647
   Cumulative translation adjustments, net of deferred tax                      (29)              -
                                                                       ------------    ------------
          Balances at end of periods                                         37,918          18,228
                                                                       ------------    ------------
Retained earnings:
   Balances at beginning of periods                                         137,494           6,438
   Net income                                                                54,814          30,586
   Dividends paid to shareholders                                            (3,461)         (3,440)
                                                                       ------------    ------------
          Balances at end of periods                                        188,847          33,584
                                                                       ------------    ------------
          Total shareholders' equity                                   $  1,143,017    $    956,039
                                                                       ============    ============

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                Consolidated Statement of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2004 and 2003

                                ($ in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               ------------------------
                                                                                  2004          2003
                                                                               ----------    ----------
Operating Activities:
   Net income                                                                  $   54,814    $   30,586
   Adjustments to reconcile net income to cash used in operations:
     Depreciation and amortization                                                  5,679         4,760
     Net realized gains on investments                                               (452)         (744)
     Net foreign currency exchange gains                                             (866)            -
     Stock based compensation                                                         504             -
     Trading securities activities                                                 17,520             -
     Changes in assets and liabilities:
        Increase in accrued investment income                                      (5,313)       (6,307)
        Increase in reinsurance premiums receivable                              (156,529)     (315,301)
        Increase in funds held by ceding companies                                 (6,203)       (4,881)
        Increase in deferred acquisition costs                                    (36,617)      (21,122)
        Increase in net unpaid losses and loss adjustment expenses                 98,634       135,263
        Increase in net unearned premiums                                         159,341       121,369
        Increase in commissions payable                                            52,654        68,566
        Increase in income taxes payable                                           10,779        10,613
        Increase in deferred taxes                                                  4,954         1,185
        Increase in reinsurance deposit liabilities                                14,155         5,569
        Increase in ceded premiums payable                                          4,565         3,691
        Decrease in other assets and liabilities                                    2,961        43,085
   Cash from St. Paul related to the November 1, 2002 assumption of
     liabilities on reinsurance contracts becoming effective in 2002                    -       108,336
   Other net                                                                          135        (3,022)
                                                                               ----------    ----------
          Net cash provided by operating activities                               220,715       181,646
                                                                               ----------    ----------
Investing Activities:
   Proceeds from sale of available-for-sale fixed maturities                       58,006        95,004
   Proceeds from maturity or paydown of available-for-sale fixed maturities        16,164             -
   Acquisition of available-for-sale fixed maturities                            (202,175)     (394,409)
                                                                               ----------    ----------
          Net cash used in investing activities                                  (128,005)     (299,405)
                                                                               ----------    ----------

Financing Activities:
   Dividends paid to shareholders                                                  (3,461)       (3,440)
   Proceeds from exercise of share options                                          4,813             -
                                                                               ----------    ----------
          Net cash provided by (used in) financing activities                       1,352        (3,440)

                                                                               ----------    ----------
          Net increase (decrease) in cash and cash equivalents                     94,062      (121,199)

Cash and cash equivalents at beginning of period                                  105,461       281,486
                                                                               ----------    ----------
Cash and cash equivalents at end of period                                     $  199,523    $  160,287
                                                                               ==========    ==========

Supplemental disclosures of cash flow information:
   Income taxes paid                                                           $        -    $        -
   Interest paid                                                               $    2,406    $    2,807

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
               For the Three Months Ended March 31, 2004 and 2003

NOTE 1 BASIS OF PRESENTATION

      The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Platinum Underwriters Holdings, Ltd. and its subsidiaries (the "Company"), including Platinum Re (UK) Limited, Platinum Underwriters Bermuda, Ltd., Platinum Underwriters Finance, Inc., Platinum Regency Holdings and Platinum Underwriters Reinsurance, Inc. All material inter-company transactions have been eliminated in preparing these consolidated financial statements. The amounts included in this report as of and for the three months ended March 31, 2004 and 2003 are unaudited and include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation under U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      In November 2002, Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") completed an initial public offering of 33,044,000 common shares. Concurrent with the public offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., ("St. Paul") and 3,960,000 common shares to RenaissanceRe Holdings Ltd. ("RenaissanceRe") in private placements. In addition to the common shares issued, the Company issued Equity Security Units, consisting of a contract to purchase common shares in 2005 and an ownership interest in a senior note due 2007. Also, concurrent with these transactions, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses ("LAE"), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the "Quota Share Retrocession Agreements").

Stock-Based Compensation

      During 2003, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees" ("SFAS 123") and Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 123 requires that the fair value of shares granted under the Company's share option plan subsequent to adoption of SFAS 148 be amortized in earnings over the vesting periods. The fair value of the share options granted are determined through the use of an option-pricing model. SFAS 148 amends SFAS 123 and provides transitioning guidance for a voluntary adoption of FAS 123 as well as amends the disclosure requirements of SFAS 123. Prior to the adoption of SFAS 123, the Company elected to use the intrinsic value method of accounting for stock-based awards granted to employees established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and continues to use the intrinsic method for share options granted in 2002. Under APB 25, if the exercise price of the Company's employee share options is equal to or greater than

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

               For the Three Months Ended March 31, 2004 and 2003

the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.

      Had the Company calculated and recorded compensation expense for all share option grants based on the "fair value" method described in SFAS 123, net income and earnings per share, net of tax, would have been the pro forma amounts for the three months ended March 31, 2004 and 2003 as indicated below ($ in thousands, except per share data):

                                        Three Months Ended
                                             March 31,
                                     ------------------------
                                        2004          2003
                                     ----------    ----------
Stock-based compensation expense:
   As reported                       $      504    $        -
   Pro forma                              1,758         1,633

Net income:
   As reported                       $   54,814    $   30,586
   Pro forma                             53,560        28,953

Basic earnings per share:
   As reported                       $     1.27    $     0.71
   Pro forma                               1.24          0.67

Diluted earnings per share:
   As reported                       $     1.10    $     0.66
   Pro forma                               1.08          0.62

Reclassifications

      Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 presentation.

NOTE 2 INVESTMENTS

      Investments classified as available-for-sale are carried at fair value as of the balance sheet date. Net change in unrealized investment gains for the three months ended March 31, 2004 and 2003 were as follows ($ in thousands):

                                             Three Months Ended
                                                  March 31,
                                            --------------------
                                              2004        2003
                                            --------    --------
Fixed maturities                            $ 23,234    $ 10,090
Less - deferred taxes                         (4,061)     (2,443)

                                            --------    --------
          Net change in unrealized gains    $ 19,173    $  7,647
                                            --------    --------

      Gross unrealized gains and losses on available-for-sale fixed maturities as of March 31, 2004 were $47,699,000 and $1,767,000, respectively. As of March 31, 2004, there were no available-for-sale fixed maturities that have been in an unrealized loss position for more than twelve months. Since March

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

               For the Three Months Ended March 31, 2004 and 2003

31, 2004, interest rates have risen and, consequently, the net unrealized gains on fixed maturities have reversed.

NOTE 3 EARNINGS PER SHARE

      Following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2004 and 2003 (amounts in thousands, except per share data):

                                                              Weighted
                                                              Average
                                                 Net           Shares        Earnings
                                                Income       Outstanding     Per Share
                                              ----------    ------------    ----------
Three Months Ended March 31, 2004:
Basic earnings per share:
   Income available to common shareholders    $   54,814          43,143    $     1.27

Effect of dilutive securities:
   Share options                                       -           2,759
   Equity Security Units                           1,522           5,009
   Restricted Share Units                              -              73

Diluted earnings per share:
                                              ----------    ------------
   Income available to common shareholders    $   56,336          50,984    $     1.10
                                              ----------    ------------

Three Months Ended March 31, 2003:
Basic earnings per share:
   Income available to common shareholders    $   30,586          43,004    $     0.71

Effect of dilutive securities:
   Share options                                       -             279
   Equity Security Units                           1,633           5,725

Diluted earnings per share:
                                              ----------    ------------
   Income available to common shareholders    $   32,219          49,008    $     0.66
                                              ----------    ------------

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

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

               For the Three Months Ended March 31, 2004 and 2003

      In managing the Company's operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Segment underwriting income is reconciled to income before income taxes. The measures used by management in evaluating the Company's operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the operating segments together with a reconciliation of underwriting income to income before income taxes for the three months ended March 31, 2004 and 2003 ($ in thousands):

                                                                Property
                                                               and Marine      Casualty      Finite Risk        Total
                                                               ----------     ----------     ------------     ----------
Three months ended March 31, 2004:

Net premiums written                                           $  171,294        223,965           84,847     $  480,106
                                                               ----------     ----------     ------------     ----------
Net premiums earned                                               118,065        136,222           66,755        321,042
Losses and LAE                                                     48,578         94,784           18,607        161,969
Acquisition expenses                                               21,752         34,836           32,333         88,921
Other underwriting expenses                                         8,150          5,057            2,597         15,804
                                                               ----------     ----------     ------------     ----------
          Segment underwriting income                          $   39,585          1,545           13,218     $   54,348
                                                               ----------     ----------     ------------

Corporate expenses not allocated to segments                                                                      (2,970)
Net foreign currency exchange gains                                                                                  866
Interest expense                                                                                                  (2,306)
Other income                                                                                                         511
Net investment income and net realized gains on investments                                                       17,936
                                                                                                              ----------
          Income before income tax expense                                                                    $   68,385
                                                                                                              ----------
Ratios:
   Losses and LAE                                                    41.1%          69.6%            27.9%          50.5%
   Acquisition expense                                               18.4%          25.6%            48.4%          27.7%
   Other underwriting expense                                         6.9%           3.7%             3.9%           4.9%
                                                               ----------     ----------     ------------     ----------
           Combined                                                  66.4%          98.9%            80.2%          83.1%
                                                               ----------     ----------     ------------     ----------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

               For the Three Months Ended March 31, 2004 and 2003

                                                                Property
                                                               and Marine      Casualty      Finite Risk        Total
                                                               ----------     ----------     ------------     ----------
Three months ended March 31, 2003:

Net premiums written                                           $  117,767        113,694          128,630     $  360,091
                                                               ----------     ----------     ------------     ----------
Net premiums earned                                                89,932         77,726           70,411        238,069
Losses and LAE                                                     41,585         53,907           43,311        138,803
Acquisition expenses                                               15,618         19,029           17,072         51,719
Other underwriting expenses                                        10,459          4,618            2,137         17,214
                                                               ----------     ----------     ------------     ----------
          Segment underwriting income                          $   22,270            172            7,891     $   30,333
                                                               ----------     ----------     ------------

Corporate expenses not allocated to segments                                                                      (2,955)
Net foreign currency exchange losses                                                                                 (75)
Interest expense                                                                                                  (2,468)
Other income                                                                                                       1,150
Net investment income and net realized gains on investments                                                       14,947
                                                                                                              ----------
          Income before income tax expense                                                                    $   40,932
                                                                                                              ----------

Ratios:
   Losses and LAE                                                    46.2%          69.4%            61.5%          58.3%
   Acquisition expense                                               17.4%          24.5%            24.2%          21.7%
   Other underwriting expense                                        11.6%           5.9%             3.0%           7.2%
                                                               ----------     ----------     ------------     ----------
          Combined                                                   75.2%          99.8%            88.7%          87.2%
                                                               ----------     ----------     ------------     ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

BUSINESS OVERVIEW

      Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda holding company organized in 2002. Platinum Holdings and its subsidiaries (the "Company") operate through three licensed reinsurance subsidiaries: Platinum Underwriters Reinsurance, Inc. ("Platinum US"), Platinum Re (UK) Limited ("Platinum UK") and Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda"). The Company provides property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

      In November 2002, Platinum Holdings completed an initial public offering of 33,044,000 common shares. Concurrent with the public offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., ("St. Paul") and 3,960,000 common shares to RenaissanceRe Holdings Ltd. ("RenaissanceRe") in private placements. In addition to the common shares issued, the Company issued Equity Security Units, consisting of a contract to purchase common shares in 2005 and an ownership interest in a senior note due 2007. Also, concurrent with these transactions, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses ("LAE"), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the "Quota Share Retrocession Agreements").

RESULTS OF OPERATIONS

      Net income for the three months ended March 31, 2004 and 2003 was $54,814,000 and $30,586,000, respectively. The increase in net income is primarily attributable to an increase in underwriting income. Underwriting income for the three months ended March 31, 2004 and 2003 was $54,348,000 and $30,333,000, respectively. The increase in underwriting income was principally the result of favorable development of prior years' losses in the Property and Marine and Finite Risk segments. Both periods were favorably impacted by the absence of any major catastrophe losses during the quarters.

      Net premiums written for the three months ended March 31, 2004 and 2003 were $480,106,000 and $360,091,000, respectively. Net premiums written increased due to rate increases and the growth in business underwritten in 2003 and 2004 in the Casualty and Property and Marine segments, partially offset by a decline in the net premiums written in the Finite Risk segment.

      Net premiums earned for the three months ended March 31, 2004 and 2003 were $321,042,000 and $238,069,000, respectively. Net premiums earned for the three months ended March 31, 2004 increased over the three months ended March 31, 2003 consistent with the increase in net premiums written. Net premiums earned as a percentage of net premiums written for the three months ended March 31, 2004 and 2003 were 66.9%, and 66.1%, respectively.

      Net investment income for the three months ended March 31, 2004 and 2003 was $17,484,000 and $14,203,000, respectively. Net investment income increased during 2004 as invested assets increased from positive cash flow. Net investment income in the three months ended March 31, 2003 included $1,357,000 of interest received from St. Paul on balances due relating to the Quota Share Retrocession Agreements. Net realized gains on investments of $452,000 and $744,000 for the three months ended March 31, 2004 and 2003, respectively, were the result of investment sale activity to manage the credit quality and duration of the investment portfolio.

      Other income for the three months ended March 31, 2004 and 2003 was $511,000 and $1,150,000, respectively. Other income included net earnings on a small number of reinsurance contracts in the Finite Risk segment accounted for as deposits. Other income in the three months ended March 31, 2004 also includes net unrealized gains relating to changes in fair value of fixed maturities classified as trading. There were no unrealized gains included in other income for the three months ended March 31, 2003.

      Net foreign currency exchange gain (losses) for the three months ended March 31, 2004 and 2003 were $866,000 and ($75,000), respectively. Gains and losses result from the re-valuation into U.S. dollars of insurance liabilities and invested assets denominated in foreign currencies. The Company seeks to match its significant foreign currency denominated assets and liabilities to manage exposures to foreign currency exchange rate fluctuations.

      Losses and LAE incurred for the three months ended March 31, 2004 and 2003 were $161,969,000 and $138,803,000, respectively. The increase is consistent with the increased claim exposures due to the growth in business in the three months ended March 31, 2004 over the three months ended March 31, 2003. The ratios of losses and LAE incurred to premiums earned, also referred to as loss ratios, for the three months ended March 31, 2004 and 2003 were 50.5%, and 58.3%, respectively. Losses incurred for the three months ended March 31, 2004 and 2003 were favorably impacted by the absence of catastrophe losses. Additionally, losses incurred for the three months ended March 31, 2004 included a reduction of a case loss reserve of $7,500,000 and a reduction of $9,700,000 related to the commutation of a reinsurance contract, which together represent approximately 5.4% of the 7.8% loss ratio decrease. Additionally, losses and LAE include approximately $14,200,000 of favorable development of prior years' unpaid losses and LAE in the Property and Marine segment.

      Acquisition expenses for the three months ended March 31, 2004 and 2003 were $88,921,000 and $51,719,000, respectively. The increase is due primarily to the increase in net premiums earned in the three months ended March 31, 2004 over the three months ended March 31, 2003. The resulting ratios of acquisition expenses to net premiums earned for the three months ended March 31, 2004 and 2003 were 27.7% and 21.7%, respectively. The increase in the ratio in 2004 over 2003 is due to profit commissions of $8,700,000 related to the commutation mentioned above, as well as additional profit commissions in the Property and Marine segment as a result of favorable development.

      Operating expenses for the three months ended March 31, 2004 and 2003 were $18,774,000 and $20,169,000, respectively, and represent costs such as salaries, rent and like items. Operating expenses include other underwriting expenses related to reinsurance operations as well as costs associated with Platinum Holdings. Operating expenses for the three months ended March 31, 2003 were higher due to the additional expenses that were required to be incurred in connection with our start-up in late 2002 and the early stage of our operations.

      Interest expense for the three months ended March 31, 2004 and 2003 was $2,306,000 and $2,468,000, respectively, and is due to the Company's Equity Security Units, which are classified as debt obligations on the Company's balance sheet.

      Income tax expense for the three months ended March 31, 2004 and 2003 was $13,571,000 and $10,346,000, respectively. The resulting effective tax rates were 19.8% and 25.3%, respectively. The effective tax rate in 2004 decreased as a greater portion of the Company's income before income taxes was derived from Platinum Bermuda, which pays no corporate income taxes.

SEGMENT INFORMATION

      The Company conducts its worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. In managing the Company's operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Segment underwriting income is reconciled to income before income taxes. The measures used by management in evaluating the Company's operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments for the three months ended March 31, 2004 and 2003 ($ in thousands):

                                                                Property
                                                               and Marine     Casualty     Finite Risk      Total
                                                               ----------     --------     -----------     --------
Three months ended March 31, 2004:

Net premiums written                                           $  171,294      223,965          84,847     $480,106
                                                               ----------     --------     -----------     --------
Net premiums earned                                               118,065      136,222          66,755      321,042
Losses and LAE                                                     48,578       94,784          18,607      161,969
Acquisition expenses                                               21,752       34,836          32,333       88,921
Other underwriting expenses                                         8,150        5,057           2,597       15,804
                                                               ----------     --------     -----------     --------
          Segment underwriting income                          $   39,585        1,545          13,218     $ 54,348
                                                               ----------     --------     -----------

Corporate expenses not allocated to segments                                                                 (2,970)
Net foreign currency exchange gains                                                                             866
Interest expense                                                                                             (2,306)
Other income                                                                                                    511
Net investment income and net realized gains on investments                                                  17,936
                                                                                                           --------
          Income before income tax expense                                                                 $ 68,385
                                                                                                           --------
Ratios:
   Losses and LAE                                                    41.1%        69.6%           27.9%        50.5%
   Acquisition expense                                               18.4%        25.6%           48.4%        27.7%
   Other underwriting expense                                         6.9%         3.7%            3.9%         4.9%
                                                               ----------     --------     -----------     --------
          Combined                                                   66.4%        98.9%           80.2%        83.1%
                                                               ----------     --------     -----------     --------

                                                                Property
                                                               and Marine     Casualty     Finite Risk      Total
                                                               ----------     --------     -----------     --------
Three months ended March 31, 2003:

Net premiums written                                           $  117,767      113,694         128,630     $360,091
                                                               ----------     --------     -----------     --------
Net premiums earned                                                89,932       77,726          70,411      238,069
Losses and LAE                                                     41,585       53,907          43,311      138,803
Acquisition expenses                                               15,618       19,029          17,072       51,719
Other underwriting expenses                                        10,459        4,618           2,137       17,214
                                                               ----------     --------     -----------     --------
          Segment underwriting income                          $   22,270          172           7,891     $ 30,333
                                                               ----------     --------     -----------

Corporate expenses not allocated to segments                                                                 (2,955)
Net foreign currency exchange losses                                                                            (75)
Interest expense                                                                                             (2,468)
Other income                                                                                                  1,150
Net investment income and net realized gains on investments                                                  14,947
                                                                                                           --------
          Income before income tax expense                                                                 $ 40,932
                                                                                                           --------

Ratios:
   Losses and LAE                                                    46.2%        69.4%           61.5%        58.3%
   Acquisition expense                                               17.4%        24.5%           24.2%        21.7%
   Other underwriting expense                                        11.6%         5.9%            3.0%         7.2%
                                                               ----------     --------     -----------     --------
          Combined                                                   75.2%        99.8%           88.7%        87.2%
                                                               ----------     --------     -----------     --------

   PROPERTY AND MARINE

      The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets. This business includes property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss reinsurance treaties. This operating segment generated 35.7% and 32.7% of the Company's net premiums written for the three months ended March 31, 2004 and 2003, respectively.

      Net premiums written for the three months ended March 31, 2004 and 2003 were $171,294,000 and $117,767,000, respectively. Net premiums written increased in the three months ended March 31, 2004 over the three months ended March 31, 2003 as a result of the growth in business underwritten in both 2003 and 2004 that together generate net premiums written in 2004.

      Net premiums earned for the three months ended March 31, 2004 and 2003 were $118,065,000 and $89,932,000, respectively. The increase in net premiums earned is consistent with the increase in net premiums written and normal recognition of premiums earned over the exposure periods for the business written.

      Losses and LAE incurred for the three months ended March 31, 2004 and 2003 were $48,578,000 and $41,585,000, respectively. The increase is consistent with the increased claim exposures due to the growth in business in the three months ended March 31, 2004 over the three months ended March 31, 2003. The resulting loss ratios for the three months ended March 31, 2004 and 2003 were 41.1% and 46.2%, respectively. Losses incurred for the three months ended March 31, 2004 and 2003 were favorably impacted by the absence of catastrophe losses. Additionally, losses and LAE incurred for the three months ended March 31, 2004 included approximately $14,200,000 of favorable development of prior years' unpaid losses and LAE. Losses and LAE incurred for the three months ended March 31, 2003 included approximately $6,200,000 of favorable development.

      Acquisition expenses for the three months ended March 31, 2004 and 2003 were $21,752,000 and $15,618,000, respectively. The increase is due primarily to the increase in net premiums earned in the three months ended March 31, 2004 over the three months ended March 31, 2003. The resulting ratios of acquisition expenses to net premiums earned for the three months ended March 31, 2004 and 2003 were 18.4%, and 17.4%, respectively. The increase in the acquisition ratio is due to profit commissions in 2004 related to contracts experiencing favorable development.

      Other underwriting expenses for the three months ended March 31, 2004 and 2003 were $8,150,000 and $10,459,000, respectively, and represent costs such as salaries, rent and like items. Other underwriting expenses included fees of $2,406,000 and $2,822,000 for the three months ended March 31, 2004 and 2003, respectively, relating to an agreement with RenaissanceRe that provides for a periodic review of aggregate property catastrophe exposures. The resulting other underwriting expense ratios for the three months ended March 31, 2004 and 2003 were 6.9% and 11.6%, respectively. The decrease in the ratio in the three months ended March 31, 2004 over the three months ended March 31, 2003 is due primarily to the increase in net premiums earned as well as cost reductions in the Property and Marine segment.

   CASUALTY

      The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, directors and officers liability, workers' compensation, casualty clash and automobile liability. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. This operating segment generated 46.6% and 31.6% of the Company's net premiums written for the three months ended March 31, 2004 and 2003, respectively.

      Net premiums written for the three months ended March 31, 2004 and 2003 were $223,965,000 and $113,694,000, respectively. The increase in premiums written is due to rate increases and the growth in business underwritten in both 2003 and 2004 that together generate net premiums written in 2004. In response to market conditions, the Company previously increased its involvement in the directors and officers and umbrella lines of business that generate net premiums written. The Company expanded its participation with existing clients and formed new client relationships.

      Net premiums earned for the three months ended March 31, 2004 and 2003 were $136,222,000 and $77,726,000, respectively. The increase in net premiums earned is consistent with the increase in premiums written and normal recognition of premiums earned over the exposure periods for the business written.

      Losses and LAE incurred for the three months ended March 31, 2004 and 2003 were $94,784,000 and $53,907,000, respectively. The increase is consistent with the increased claim exposures due to the growth in business in the three months ended March 31, 2004 over the three months ended March 31, 2003. The resulting loss ratios incurred for the Casualty segment for the three months ended March 31, 2004 and 2003 were 69.6% and 69.4%, respectively. Improvements in the loss ratio for the three months ended March 31, 2004 due to increased profitability of the 2003 underwriting year over the 2002 underwriting year were offset by adverse development in the U.K. Motor class of the Casualty segment.

      Acquisition costs for the three months ended March 31, 2004 and 2003 were $34,836,000 and $19,029,000, respectively. The increase is due primarily to the increase in net premiums earned in the three months ended March 31, 2004 over the three months ended March 31, 2003. The resulting acquisition expense ratios for the three months ended March 31, 2004 and 2003 were 25.6% and 24.5%, respectively.

      Other underwriting expenses for the three months ended March 31, 2004 and 2003 were $5,057,000 and $4,618,000, respectively, and represent costs such as salaries, rent and like items. The resulting other underwriting expense ratios for the three months ended March 31, 2004 and 2003 were 3.7% and 5.9%, respectively. The decrease in the ratio in the three months ended March 31, 2004 over the three months ended March 31, 2003 is due primarily to the increase in net premiums earned.

   FINITE RISK

      The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The Company focuses on providing such clients with customized solutions for their financial management needs. This operating segment generated 17.7% and 35.7% of the Company's net premiums written for the three months ended March 31, 2004 and 2003, respectively. For this segment, the Company believes it is especially important to evaluate the overall combined ratio, not its component parts of loss and expense ratios.

      Net premiums written for the three months ended March 31, 2004 and 2003 were $84,847,000 and $128,630,000, respectively. The Finite Risk portfolio consists of a small number of contracts that can be large in premium size and are written on an intermittent basis. Consequently, net premiums written can be expected to vary significantly from year to year. Two significant finite quota share treaties were written in the three months ended March 31, 2003 and were not renewed in 2004.

      Net premiums earned for the three months ended March 31, 2004 and 2003 were $66,755,000 and $70,411,000, respectively. Net premiums earned tend to lag net premiums written and consequently, are impacted by net premiums written in prior quarters.

      Losses and LAE incurred for the three months ended March 31, 2004 and 2003 were $18,607,000 and $43,311,000, respectively. The decrease is consistent with the decreased claim exposures due to the decline in net premiums earned in the three months ended March 31, 2004 over the three months ended March 31, 2003. The loss ratios incurred for the Finite Risk segment for the three months ended March 31, 2004 and 2003 were 27.9% and 61.5%, respectively. Losses incurred for the three months ended March 31, 2004 and 2003 were favorably impacted by the absence of catastrophe losses. Additionally, losses incurred for the three months ended March 31, 2004 included a reduction of case loss reserve of $7,500,000 and a reduction of $9,700,000 related to the commutation of a reinsurance contract, which together represent approximately 25.8% of the 33.6% loss ratio decrease.

      Acquisition costs for the three months ended March 31, 2004 and 2003 were $32,333,000 and $17,072,000, respectively. The increase is due primarily to the decrease in net premiums earned in the three months ended March 31, 2004 over the three months ended March 31, 2003. The resulting acquisition expense ratios for the three months ended March 31, 2004 and 2003 were 48.4% and 24.2%, respectively. The increase in the ratio in the three months ended March 31, 2004 over the three months ended March 31, 2003 is due primarily to a profit commission of $8,700,000 related to the commutation of a reinsurance contract in the three months ended March 31, 2004 mentioned above.

      Other underwriting expenses for the three months ended March 31, 2004 and 2003 were $2,597,000 and $2,137,000, respectively, and represent costs such as salaries, rent and like items. The resulting other underwriting expense ratios for the three months ended March 31, 2004 and 2003 were 3.9% and 3.0%, respectively. The increase in the ratio in the three months ended March 31, 2004 over the three months ended March 31, 2003 is due primarily to the decline in net premiums earned.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   FINANCIAL CONDITION

      Cash and cash equivalents were $199,523,000 as of March 31, 2004. Fixed maturities were $1,820,821,000 as of March 31, 2004. The Company's fixed maturity investment portfolio is comprised entirely of publicly traded investment grade bonds. The investment portfolio, including cash and cash equivalents, had a weighted average duration of 3.5 years as of March 31, 2004. Management monitors the composition of the investment portfolio and cash flows from the portfolio to maintain liquidity necessary to meet the Company's obligations. The Company believes it has sufficient cash on hand to meet its short-term obligations and to maintain the liquidity necessary for portfolio management. All cash flow in excess of this requirement is invested in a timely manner. Since March 31, 2004, interest rates have risen and, consequently, the net unrealized gains on fixed maturities have reversed.

      Certain assets and liabilities associated with underwriting have increased significantly, some of which include significant estimates. Premiums receivable, deferred acquisition costs, unpaid losses and LAE, unearned premiums and commissions payable all include significant estimates. Premiums receivable of $643,970,000 includes $594,951,000 of estimates of premiums that are earned but not reported ("EBNR"). Premiums receivable increased by approximately $156,529,000 from December 31, 2003 to March 31, 2004, of which $198,410,000 represents increases in EBNR. Unpaid losses and LAE, net of reinsurance recoverable of $830,466,000 includes $717,468,000 of estimates of losses that were incurred but not reported ("IBNR"). Unpaid losses and LAE, net of reinsurance recoverable on ceded losses and LAE, increased by approximately $98,548,000 from December 31, 2003 to March 31, 2004, of which $79,202,000 represents increases in IBNR. Commissions payable of $228,964,000 includes $203,303,000 which are estimated or contingent commissions payable.

   SOURCES OF LIQUIDITY

      The consolidated sources of funds of the Company consist primarily of premiums written, losses recovered from retrocessionaires, investment income and proceeds from sales and redemption of investments and actual cash and cash equivalents held by the Company. Net cash flow provided by operations for the three months ended March 31, 2004 was $220,715,000 and was used primarily to acquire additional investments. Our cash flows are derived from our premium volume and the relatively low level of claim payments we have made to date due, in part, to the start-up nature of our business and the less than expected level of catastrophe losses we have incurred during the current year.

      The Company actively manages the cash and cash equivalent component of its overall investment portfolio in order to manage the overall duration of its investment portfolio and to ensure there is adequate cash on hand to meet ongoing operational requirements along with other potential liquidity requirements.

      Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All of its reinsurance operations are conducted through its wholly owned operating subsidiaries Platinum US, Platinum UK and Platinum Bermuda. As a holding company, the cash flow of Platinum Holdings consists primarily of dividends, interest and other permissible payments from its subsidiaries. Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the contract adjustment payments related to the Equity Security Units and the payment of any dividends to its shareholders.

      The Company has filed an unallocated universal shelf registration statement with the Securities and Exchange Commission ("SEC"), which the SEC declared effective on April 5, 2004. The securities registered under the shelf registration statement for possible future sales include up to $750,000,000 of common shares, preferred shares and various types of debt securities. The registration statement also includes common shares held by St. Paul and RenaissanceRe and common shares issuable upon exercise of options owned by St. Paul and RenaissanceRe. The common shares held by and issuable upon exercise of options by St. Paul and RenaissanceRe account for $586,381,900 of the $750,000,000 of securities registered under the shelf registration statement, with the remaining $163,618,100 available for securities offerings by the Company. To effect any such sales from time to time, Platinum Holdings will file one or more supplements to the registration statement, which will provide details of any proposed offering or sale.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

      It is important to understand the Company's accounting policies in order to understand its financial position and results of operations. Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the relevant periods. Certain of the estimates and assumptions result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates. The Company's most critical accounting policies involve written and unearned premium, unpaid losses and LAE, reinsurance, investments, income taxes and stock-based compensation. The critical accounting policies discussed herein are discussed in more detail in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

   PREMIUMS

      Assumed reinsurance premiums are recognized as revenues when premiums become earned proportionately over the coverage period. Net premiums earned are recorded in the statement of income, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded in the balance sheet as unearned premiums, gross of any ceded unearned premiums.

      Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period. Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by EBNR. Along with estimating EBNR the Company records the expenses associated with these premiums in the form of losses, LAE and commissions. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the premium estimates and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to original premium estimates could be material and could significantly impact earnings in the period they are recorded. Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and receivable represents estimated premiums, net of commissions, and is not currently due based on the terms of the underlying contracts.

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

      Loss reserves include estimates of the cost of claims that were reported but not yet paid ("case reserves") and the cost of IBNR. Case reserves are usually based upon claim reports received from ceding companies, and may be increased or reduced by the Company's claims personnel. IBNR is based on actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method. IBNR related to a specific event may be based on the Company's estimated exposure to an industry loss. This estimation process may include the use of catastrophe modeling software.

      Generally, initial actuarial estimates of IBNR not related to a specific event are based on the loss ratio method applied to each underwriting year for each class of business. Actual paid losses and case reserves ("reported losses") are subtracted from expected ultimate losses to determine IBNR. The initial expected ultimate losses involve management judgment and are based on: (i) contract by contract expected loss ratios derived from the Company's pricing process, and (ii) historical loss ratios of the Company and St. Paul adjusted for rate changes and trends. These judgments will take into account management's view of past, current and future: (i) market conditions, (ii) changes in the business underwritten, (iii) changes in timing of the emergence of claims and (iv) other factors that may influence expected ultimate losses.

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

   STOCK-BASED COMPENSATION

      During 2003, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees" ("SFAS 123") and Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 123 requires that the fair value of shares granted under the Company's share option plan subsequent to adoption of SFAS 148 be amortized in earnings over the vesting periods. The fair value of the share options granted are determined through the use of an option-pricing model. SFAS 148 amends SFAS 123 and provides transitioning guidance for a voluntary adoption of FAS 123 as well as amends the disclosure requirements of SFAS 123. Prior to the adoption of SFAS 123, the Company elected to use the intrinsic value method of accounting for stock-based awards granted to employees established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and continues to use the intrinsic method for share option granted in 2002. Under APB 25, if the exercise price of the Company's employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND CREDIT RISK

      The Company's principal invested assets are fixed maturities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower's ability to meet its debt service obligations. The Company's strategy to limit this risk is to place its investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or industry. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities. The Company attempts to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating of A2 as defined by Moody's Investor Service. As of March 31, 2004, the portfolio has a dollar weighted average rating of Aa3.

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

INTEREST RATE RISK

      The Company is exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed income portfolio and can cause changes in the actual timing of when we expect to receive certain principal payments. Rising interest rates result in a decline in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to extension risk. Conversely, a decline in interest rates will result in a rise in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to prepayment risk. The aggregate hypothetical impact on our fixed income portfolio, generated from an immediate parallel shift in the treasury yield curve, as of March 31, 2004 is approximately as follows ($ in thousands):

                                                          Interest Rate Shift in Basis Points
                                    -------------------------------------------------------------------------------
                                      - 100 bp         - 50 bp           Current        + 50 bp          + 100 bp
                                    ------------     ------------     ------------    ------------     ------------
Total market value                  $  1,884,632        1,852,736        1,820,821       1,788,533     $  1,756,157

Percent change in market value               3.5%             1.8%               -            (1.8%)           (3.6%)

Resulting unrealized
   appreciation / (depreciation)    $    109,743           77,847           45,932          13,644     $    (18,732)

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

SOURCES OF FAIR VALUE

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of March 31, 2004 ($ in thousands):

                            Carrying
                             Amount      Fair Value
                           ----------    ----------
Financial assets:
   Fixed maturities        $1,820,821    $1,820,821
   Other invested asset         6,749         6,749

Financial liabilities:
   Debt obligations        $  137,500    $  178,750

      The fair value of fixed maturities are based on quoted market prices at the reporting date for those or similar investments. The fair values of debt obligations are based on quoted market prices. Other invested asset represents a strategic investment in a non-public reinsurance company and is carried at estimated fair value.

CURRENT OUTLOOK

      We believe that our markets continue to provide strong opportunities. Currently, we believe that premium rates in certain casualty reinsurance markets have strengthened to attractive levels. We believe that premiums in our Casualty segment will grow. Because there are areas of the casualty market where pricing remains inadequate, in our view we are being selective and write business only when we believe it will be profitable.

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

      In particular, statements using words such as "may," "should," "estimate," "expect," "anticipate," "intend," "believe," "predict," "potential," or words of similar import generally involve forward-looking statements. For example, we may have included certain forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" with regard to trends in results, prices, volumes, operations, investment results, margins, risk management and exchange rates. This Form 10-Q may also contain forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives and trends in market conditions, market standing, product volumes, investment results and pricing conditions.

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

      (6) the adequacy of the Company's liability for unpaid losses and loss adjustment expenses;

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit
            Number                           Description

            10.1*     Annual Incentive Plan.

            10.2*     Executive Incentive Plan.

            10.3*     2002 Share Incentive Plan

            10.4*     Section 162(m) Performance Incentive Plan

            10.5* Amendment dated March 12, 2004, to the Employment Agreement dated July 5, 2002, between Michael E. Lombardozzi and Platinum Holdings.

            10.6* Amendment dated March 12, 2004, to the Employment Agreement dated July 3, 2002, between William A. Robbie and Platinum Holdings.

            10.7* Amendment dated March 12, 2004, to the Consulting Agreement dated March 1, 2002, between SHN Enterprises, Inc. and Platinum US.

            10.8 Excess of Loss Retrocession Agreement dated as of April 15, 2004 between Platinum UK and Platinum US.

            10.9 Registration Rights Demand Letter dated March 22, 2004 between St. Paul and Platinum Holdings.

            10.10 Reimbursement Letter Agreement dated March 25, 2004 between St. Paul and Platinum Holdings.

            10.11 Novation and Transfer Agreement for the Property Catastrophe Excess of Loss Reinsurance Agreement, dated February 19, 2004, among Platinum US, St. Paul Fire and Marine Insurance Company and Germantown Mutual Insurance Company, effective as of January 1, 2003.

            10.12 Novation and Transfer Agreement for the Workers' Compensation and Employer's Liability Excess of Loss Reinsurance Agreement, dated February 19, 2004, among Platinum US, St. Paul Fire and Marine Insurance Company and Germantown Mutual Insurance Company, effective as of January 1, 2003.

            10.13 Novation and Transfer Agreement for the Property Per Risk Excess of Loss Reinsurance Agreement, dated February 19, 2004, among Platinum US, St. Paul Fire and Marine Insurance Company and Germantown Mutual Insurance Company, effective as of January 1, 2003.

            Exhibit
            Number                           Description

            10.14 Novation and Transfer Agreement for the Casualty Excess of Loss Reinsurance Agreement, dated February 19, 2004, among Platinum US, St. Paul Fire and Marine Insurance Company and Germantown Mutual Insurance Company, effective as of January 1, 2003.

            10.15 Property Catastrophe Excess of Loss Reinsurance Contract dated September 10, 2003 between the Glencoe Group of Companies and Platinum US (15% participation).

            10.16 Property Catastrophe Excess of Loss Reinsurance Contract dated September 10, 2003 between the Glencoe Group of Companies and Platinum US (5% participation).

            10.17 Addendum No. 1 effective January 1, 2004, to the Security Agreement dated as of November 26, 2002, between Platinum Bermuda and Platinum UK.

            10.18 Quota Share Retrocession Agreement dated as of March 27, 2003 between Platinum UK and Platinum Bermuda.

            10.19 Addendum No. 1 effective April 1, 2003, to the Quota Share Retrocession Agreement dated as of March 27, 2003, between Platinum UK and Platinum Bermuda.

            10.20 Addendum No. 2 effective March 27, 2003, to the Quota Share Retrocession Agreement dated as of March 27, 2003, between Platinum UK and Platinum Bermuda.

            10.21*    Executive Retirement Savings Plan.

            10.22* Executive Bonus Deferral Plan of Platinum Holdings. (The Executive Bonus Deferral Plans of Platinum Bermuda and Platinum US are omitted pursuant to Instruction 2 of
                      Item 601 of Regulation S-K.)

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

------------------

* Items denoted with an asterik represent management contracts or compensatory plans or arrangements

            (b)       Reports on Form 8-K

                      On February 12, 2004, Platinum Holdings filed with the SEC a report on Form 8-K containing a press release, issued on February 11, 2004, reporting its financial results as of and for the fourth quarter and year ended December 31, 2003.

                      On February 17, 2004, Platinum Holdings filed with the SEC a report on Form 8-K containing slides utilized in presentations to analysts and investors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PLATINUM UNDERWRITERS HOLDINGS, LTD

Date: May 7, 2004           /s/ GREGORY E. A. MORRISON
                            -------------------------------------------
                            By: Gregory E. A. Morrison
                            President and Chief Executive Officer

Date: May 7, 2004           /s/ WILLIAM A. ROBBIE
                            -------------------------------------------
                            By: William A. Robbie
                            Executive Vice President and Chief Financial Officer