Form 10-Q
period 2004-06-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2004-08-06
CIK 1171500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2004

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________

                        Commission File Number 001-31341

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
             ------------------------------------------------------
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

                                 Not Applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

      As of July 31, 2004, there were outstanding 43,280,525 common shares, par value $0.01 per share, of the registrant.

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and
           December 31, 2003.........................................................................    1
         Consolidated Statements of Income and Comprehensive Income for the Three and Six Months
           Ended June 30, 2004 and 2003 (Unaudited)..................................................    2
         Consolidated Statements of Changes in Shareholders' Equity for the Six
           Months Ended June 30, 2004 and 2003 (Unaudited)...........................................    3
         Consolidated Statement of Cash Flows for the Six Months Ended
           June 30, 2004 and 2003 (Unaudited)........................................................    4
         Notes to Condensed Consolidated Financial Statements (Unaudited) for the
           Three and Six Months Ended June 30, 2004 and 2003.........................................    5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations for
             the Three and Six Months Ended June 30, 2004 and 2003...................................   13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................   33
Item 4.  Controls and Procedures.....................................................................   34

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings...........................................................................   36
Item 4.  Submission of Matters to a Vote of Security Holders.........................................   36

Item 6.  Exhibits and Reports on Form 8-K............................................................   37
         (a)   Exhibits..............................................................................   37
         (b)   Reports on Form 8-K...................................................................   38

SIGNATURES...........................................................................................   39

                         PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       ($ in thousands, except share data)

                                                                              (Unaudited)
                                                                                June 30,     December 31,
                                                                                  2004           2003
                                                                              -----------    -----------
                                   ASSETS
Investments:
  Fixed maturities available-for-sale at fair value
    (amortized cost - $1,942,620 and $1,560,807, respectively)                $ 1,924,185    $ 1,583,505
  Fixed maturity trading securities at fair value
    (amortized cost - $52,792 and $95,926, respectively)                           51,091         94,633
  Other invested asset                                                              6,886          6,910
                                                                              -----------    -----------
        Total investments                                                       1,982,162      1,685,048
Cash and cash equivalents                                                         172,227        105,461
Accrued investment income                                                          20,707         17,492
Reinsurance premiums receivable                                                   549,732        487,441
Reinsurance recoverable on ceded losses and loss adjustment expenses                4,066          5,102
Prepaid reinsurance premiums                                                        6,673          6,129
Funds held by ceding companies                                                     81,262         65,060
Deferred acquisition costs                                                        122,146         79,307
Income tax recoverable                                                                  -          9,360
Deferred tax assets                                                                 7,829              -
Other assets                                                                       11,226         21,461
                                                                              -----------    -----------
        Total assets                                                          $ 2,958,030    $ 2,481,861
                                                                              ===========    ===========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses                                  $   896,449    $   736,934
  Unearned premiums                                                               483,773        305,985
  Reinsurance deposit liabilities                                                  19,913          5,699
  Debt obligations                                                                137,500        137,500
  Ceded premiums payable                                                            5,365          6,205
  Commissions payable                                                             207,306        176,310
  Deferred taxes                                                                    6,572          1,792
  Other liabilities                                                                63,460         44,233
                                                                              -----------    -----------
        Total liabilities                                                       1,820,338      1,414,658
                                                                              -----------    -----------
Shareholders' Equity
  Preferred shares, $.01 par value, 25,000,000 shares authorized, no shares
    issued or outstanding                                                               -              -
  Common shares, $.01 par value, 200,000,000 shares authorized, 43,278,525
    and 43,054,125 shares issued and outstanding, respectively                        433            430
  Additional paid-in capital                                                      916,638        910,505
  Accumulated other comprehensive income (loss)                                   (14,561)        18,774
  Retained earnings                                                               235,182        137,494
                                                                              -----------    -----------
        Total shareholders' equity                                              1,137,692      1,067,203
                                                                              -----------    -----------
        Total liabilities and shareholders' equity                            $ 2,958,030    $ 2,481,861
                                                                              ===========    ===========

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income (Unaudited)
            For the Three and Six Months Ended June 30, 2004 and 2003
                     ($ in thousands, except per share data)

                                                           Three Months Ended              Six Months Ended
                                                                 June 30,                      June 30,
                                                         ------------------------       ----------------------
                                                            2004           2003          2004           2003
                                                         ---------        -------       -------      ---------
Revenue:
  Net premiums earned                                    $ 310,867        279,376       631,909      $ 517,446
  Net investment income                                     19,377         13,431        36,861         27,634
  Net realized gains (losses) on investments                (1,279)           519          (827)         1,263
  Other income                                                 605          2,749         1,116          3,900
                                                         ---------        -------       -------      ---------
        Total revenue                                      329,570        296,075       669,059        550,243
                                                         ---------        -------       -------      ---------

Expenses:
  Losses and loss adjustment expenses                      189,466        156,801       351,435        295,605
  Acquisition expenses                                      62,694         60,376       151,615        112,095
  Operating expenses                                        19,262         32,995        38,036         53,164
  Net foreign currency exchange losses                       1,168          4,736           302          4,812
  Interest expense                                           2,324          2,238         4,630          4,706
                                                         ---------        -------       -------      ---------
        Total expenses                                     274,914        257,146       546,018        470,382
                                                         ---------        -------       -------      ---------
        Income before income taxes                          54,656         38,929       123,041         79,861
Income taxes                                                 4,857         12,324        18,428         22,670
                                                         ---------        -------       -------      ---------
        Net income                                       $  49,799         26,605       104,613      $  57,191
                                                         =========        =======       =======      =========
Earnings per share:
  Basic earnings per share                               $    1.15           0.62          2.42      $    1.33
  Diluted earnings per share                             $    1.01           0.57          2.12      $    1.23

Comprehensive income (loss):
  Net income                                             $  49,799         26,605       104,613      $  57,191
  Other comprehensive income:
    Net change in unrealized gains (losses) on
      available-for-sale securities, net of deferred
      taxes                                                (52,356)        20,345       (33,183)        27,992
    Cumulative translation adjustments, net of
      deferred taxes                                          (123)             -          (152)             -
                                                         ---------        -------       -------      ---------
        Comprehensive income (loss)                      $  (2,680)        46,950        71,278      $  85,183
                                                         =========        =======       =======      =========
Shareholder dividends:
  Dividends declared                                     $   3,464          3,440         6,925      $   6,880
  Dividends declared per share                           $    0.08           0.08          0.16      $    0.16

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                 For the Six Months Ended June 30, 2004 and 2003
                                ($ in thousands)

                                                                              Six Months Ended June 30,
                                                                            ----------------------------
                                                                                2004            2003
                                                                            -----------      -----------
Preferred shares:
  Balances at beginning and end of period                                   $         -      $         -
                                                                            -----------      -----------

Common shares:
  Balances at beginning of period                                                   430              430
  Exercise of share options                                                           3                -
                                                                            -----------      -----------
        Balances at end of period                                                   433              430
                                                                            -----------      -----------

Additional paid-in-capital:
  Balances at beginning of period                                               910,505          903,797
  Exercise of share options                                                       5,046                -
  Share based compensation                                                        1,087            4,339
                                                                            -----------      -----------
        Balances at end of period                                               916,638          908,136
                                                                            -----------      -----------

Accumulated other comprehensive income (loss):
  Balances at beginning of period                                                18,774           10,581
  Net change in unrealized gains and losses on available-for-sale
    securities, net of deferred taxes                                           (33,183)          27,992
  Net change in cumulative translation adjustments, net of deferred tax            (152)               -
                                                                            -----------      -----------
        Balances at end of period                                               (14,561)          38,573
                                                                            -----------      -----------

Retained earnings:
  Balances at beginning of period                                               137,494            6,438
  Net income                                                                    104,613           57,191
  Dividends paid to shareholders                                                 (6,925)          (6,880)
                                                                            -----------      -----------
        Balances at end of period                                               235,182           56,749

                                                                            -----------      -----------
        Total shareholders' equity                                          $ 1,137,692      $ 1,003,888
                                                                            ===========      ===========

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Unaudited)
                 For the Six Months Ended June 30, 2004 and 2003
                                ($ in thousands)

                                                                               Six Months Ended June 30,
                                                                               ------------------------
                                                                                  2004           2003
                                                                               ---------      ---------
Operating Activities:
  Net income                                                                   $ 104,613      $  57,191
  Adjustments to reconcile net income to cash used in operations:
    Depreciation and amortization                                                 10,551         10,242
    Net realized gains (losses) on investments                                       827         (1,263)
    Net foreign currency exchange losses                                             302          4,812
    Share based compensation                                                       1,087          4,339
    Trading securities activities                                                 41,978              -
    Changes in assets and liabilities:
      Increase in accrued investment income                                       (3,215)        (3,293)
      Increase in reinsurance premiums receivable                                (62,291)      (469,605)
      Decrease in amounts receivable from St. Paul                                     -         53,758
      (Increase) decrease in funds held by ceding companies                      (16,202)        10,699
      Increase in deferred acquisition costs                                     (42,839)       (33,103)
      Increase in net unpaid losses and loss adjustment expenses                 161,108        245,720
      Increase in net unearned premiums                                          177,244        152,391
      Increase in commissions payable                                             30,996        117,269
      Increase in income taxes payable                                            10,800         22,125
      Increase (decrease) in deferred taxes                                        4,902        (17,482)
      Increase (decrease) in reinsurance deposit liabilities                      14,214        (17,757)
      Increase (decrease) in ceded premiums payable                                 (840)        10,013
      Increase (decrease) in other assets and liabilities                          4,328          7,671
  Cash from St. Paul related to the November 1, 2002 assumption of
    liabilities on reinsurance contracts becoming effective in 2002                    -        108,336
  Other net                                                                         (621)          (169)
                                                                               ---------      ---------
        Net cash provided by operating activities                                436,942        261,894
                                                                               ---------      ---------
Investing Activities:
  Proceeds from sale of available-for-sale fixed maturities                      190,589        257,565
  Proceeds from maturity or paydown of available-for-sale fixed maturities        43,927         58,877
  Acquisition of available-for-sale fixed maturities                            (602,816)      (728,309)
                                                                               ---------      ---------
        Net cash used in investing activities                                   (368,300)      (411,867)
                                                                               ---------      ---------
Financing Activities:
  Dividends paid to shareholders                                                  (6,925)        (6,880)
  Proceeds from exercise of share options                                          5,049              -
                                                                               ---------      ---------
        Net cash used in financing activities                                     (1,876)        (6,880)
                                                                               ---------      ---------
        Net increase (decrease) in cash and cash equivalents                      66,766       (156,853)

Cash and cash equivalents at beginning of period                                 105,461        281,486
                                                                               ---------      ---------
Cash and cash equivalents at end of period                                     $ 172,227      $ 124,633
                                                                               =========      =========
Supplemental disclosures of cash flow information:
  Income taxes paid                                                            $   4,799      $  16,257
  Interest paid                                                                $   3,729      $   4,094

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
            For the Three and Six Months Ended June 30, 2004 and 2003

NOTE 1 BASIS OF PRESENTATION

      The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Platinum Underwriters Holdings, Ltd. and its subsidiaries (the "Company"), including Platinum Re (UK) Limited, Platinum Underwriters Bermuda, Ltd., Platinum Underwriters Reinsurance, Inc., Platinum Underwriters Finance, Inc., Platinum Regency Holdings, and Platinum Administrative Services, Inc. All material inter-company transactions have been eliminated in preparing these consolidated financial statements. The condensed consolidated financial statements included in this report as of and for the three and six months ended June 30, 2004 and 2003 are unaudited and include those adjustments, consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Share Based Compensation

      During 2003, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees" ("SFAS 123") and Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 123 requires that the fair value of share options granted under the Company's share option plan subsequent to the adoption of SFAS 148 be amortized in earnings over the vesting periods. The fair value of the share options granted is determined through the use of an option-pricing model. SFAS 148 amends SFAS 123 and provides transitioning guidance for a voluntary adoption of FAS 123 as well as amends the disclosure requirements of SFAS 123. Prior to the adoption of SFAS 123, the Company elected to use the intrinsic value method of accounting for its share based awards granted to employees established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and continues to use the intrinsic method for share options

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2004 and 2003

granted in 2002. Under APB 25, if the exercise price of the Company's employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.

      Had the Company calculated and recorded compensation expense for all share option grants based on the "fair value" method described in SFAS 123, net income and earnings per share, net of tax, would have been the pro forma amounts for the three and six months ended June 30, 2004 and 2003 as indicated below ($ in thousands, except per share data):

                                         Three Months Ended               Six Months Ended
                                              June 30,                        June 30,
                                      -------------------------        ----------------------
                                          2004            2003          2004          2003
                                      ----------         ------        -------     ----------
Share based compensation expense:
  As reported                         $      583          4,339          1,087     $    4,339
  Pro forma                                1,587          9,841          3,345         11,474

Net income:
  As reported                             49,799         26,605        104,613         57,191
  Pro forma                               48,795         21,103        102,355         50,056

Basic earnings per share:
  As reported                               1.15           0.62           2.42           1.33
  Pro forma                                 1.11           0.49           2.40           1.16

Diluted earnings per share:
  As reported                               1.01           0.57           2.12           1.23
  Pro forma                           $     0.98           0.46           2.10     $     1.09

Reclassifications

      Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 presentation.

NOTE 2 INVESTMENTS

      Investments classified as available-for-sale are carried at fair value as of the balance sheet date. Net change in unrealized investment gains for the six months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      2004          2003
                                                    --------      --------
Fixed maturities                                    $(41,134)     $ 36,567
Less - deferred taxes                                  7,951        (8,575)
                                                    --------      --------
        Net change in unrealized gains (losses)     $(33,183)     $ 27,992
                                                    ========      ========

      Gross unrealized gains and losses on available-for-sale fixed maturities as of June 30, 2004 were $8,060,000 and $26,496,000, respectively. The unrealized losses of fixed maturities available-for-sale are aggregated by investment category and length of time that individual securities have been in a continous

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2004 and 2003

unrealized loss position are as follows:

                                                              Unrealized
                                                 Fair Value      Loss
                                                 ----------   ----------
Less than twelve months:

U.S. Government and U.S. Government agencies     $   37,107     $   554
Corporate bonds                                     653,762      13,936
Mortgage and asset backed securities                203,119       3,800
Municipal bonds                                     195,792       3,544
Foreign governments and states                      109,562       2,541
                                                 ----------     -------
        Total                                     1,199,342      24,375
                                                 ----------     -------

Twelve months or more:

U.S. Government and U.S. Government agencies         26,387         891
Corporate bonds                                      11,400         712
Redeemable preferred stocks                           3,232         518
                                                 ----------     -------
        Total                                        41,019       2,121
                                                 ----------     -------

Total unrealized losses:

U.S. Government and U.S. Government agencies         63,494       1,445
Corporate bonds                                     665,162      14,648
Mortgage and asset backed securities                203,119       3,800
Municipal bonds                                     195,792       3,544
Foreign governments and states                      109,562       2,541
Redeemable preferred stocks                           3,232         518
                                                 ----------     -------
        Total                                    $1,240,361     $26,496
                                                 ----------     -------

      Management believes that the unrealized losses on fixed maturities are related to interest rate changes and do not represent other credit impairments.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2004 and 2003

NOTE 3 EARNINGS PER SHARE

      Following is a reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2004 and 2003 ($ in thousands, except per share data):

                                                                          Weighted
                                                                          Average
                                                                Net        Shares     Earnings
                                                              Income    Outstanding   Per Share
                                                            ---------   -----------   ---------
Three Months Ended June 30, 2004:
Basic earnings per share:
  Income available to common shareholders                   $  49,799      43,290       $ 1.15

Effect of dilutive securities:
  Share options                                                     -       2,416
  Interest expense related to Equity Security Units             1,530           -
  Common share conversion of Equity Security Units                  -       5,009
  Restricted Share Units                                            -          73

Diluted earnings per share:
                                                            ---------      ------
  Income available to common shareholders                   $  51,329      50,788       $ 1.01
                                                            ---------      ------

Three Months Ended June 30, 2003:
Basic earnings per share:
  Income available to common shareholders                   $  26,605      43,004       $ 0.62

Effect of dilutive securities:
  Share options                                                     -         659
  Interest expense related to Equity Security Units             1,481           -
  Common share conversion of Equity Security Units                  -       5,208

Diluted earnings per share:
                                                            ---------      ------
  Income available to common shareholders                   $  28,086      48,871       $ 0.57
                                                            ---------      ------
Six Months Ended June 30, 2004:
Basic earnings per share:
  Income available to common shareholders                   $ 104,613      43,216         2.42

Effect of dilutive securities:
  Share options                                                     -       2,575
  Interest expense related to Equity Security Units             3,052           -
  Common share conversion of Equity Security Units                  -       5,009
  Restricted Share Units                                            -          41

Diluted earnings per share:
                                                            ---------      ------
  Income available to common shareholders                   $ 107,665      50,841       $ 2.12
                                                            ---------      ------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2004 and 2003

                                                                          Weighted
                                                                          Average
                                                                Net        Shares     Earnings
                                                              Income    Outstanding   Per Share
                                                            ---------   -----------   ---------
Six Months Ended June 30, 2003:
Basic earnings per share:
  Income available to common shareholders                   $  57,191      43,004       $ 1.33

Effect of dilutive securities:
  Share options                                                     -         478
  Interest expense related to Equity Security Units             3,114           -
  Common share conversion of Equity Security Units                  -       5,450

Diluted earnings per share:
                                                            ---------      ------
  Income available to common shareholders                   $  60,305      48,932      $  1.23

NOTE 4 OPERATING SEGMENT INFORMATION

      The Company conducts its worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets. This business includes property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss reinsurance treaties. The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, directors and officers liability, workers' compensation, casualty clash, automobile liability, trade credit and surety. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The Company focuses on providing such clients with customized solutions for their financial management needs.

      In managing the Company's operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Segment underwriting income is reconciled to income before income taxes. The measures used by management in evaluating the Company's operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the operating segments together with a reconciliation of underwriting income to income before income taxes for the three and six months ended June 30, 2004 and 2003 ($ in thousands):

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2004 and 2003

                                                                  Property
                                                                 and Marine      Casualty   Finite Risk      Total
                                                                 ----------      --------   -----------    --------
Three months ended June 30, 2004:

Net premiums written                                             $ 101,841       112,761      115,925      $330,527
                                                                 ---------       -------      -------      --------
Net premiums earned                                                 99,928       132,230       78,709       310,867
Losses and LAE                                                      40,974        93,391       55,101       189,466
Acquisition expenses                                                14,905        31,994       15,795        62,694
Other underwriting expenses                                          7,174         5,305        2,567        15,046
                                                                 ---------       -------      -------      --------
        Segment underwriting income                              $  36,875         1,540        5,246      $ 43,661
                                                                 ---------       -------      -------
Corporate expenses not allocated to segments                                                                 (4,216)
Net foreign currency exchange losses                                                                         (1,168)
Interest expense                                                                                             (2,324)
Other income                                                                                                    605
Net investment income and net realized losses on investments                                                 18,098
                                                                                                           --------
        Income before income taxes                                                                         $ 54,656
                                                                                                           --------

Ratios:
  Losses and LAE                                                      41.0%         70.6%        70.0%         60.9%
  Acquisition expense                                                 14.9%         24.2%        20.1%         20.2%
  Other underwriting expense                                           7.2%          4.0%         3.3%          4.8%
                                                                 ---------       -------      -------      --------
        Combined                                                      63.1%         98.8%        93.4%         85.9%
                                                                 ---------       -------      -------      --------

Three months ended June 30, 2003:

Net premiums written                                             $  83,487       132,320       91,436      $307,243
                                                                 ---------       -------      -------      --------
Net premiums earned                                                 94,006       105,951       79,419       279,376
Losses and LAE                                                      52,469        74,530       29,802       156,801
Acquisition expenses                                                13,186        26,449       20,741        60,376
Other underwriting expenses                                         10,372         4,542        4,732        19,646
                                                                 ---------       -------      -------      --------
        Segment underwriting income                              $  17,979           430       24,144      $ 42,553
                                                                 ---------       -------      -------
Corporate expenses not allocated to segments                                                                (13,349)
Net foreign currency exchange losses                                                                         (4,736)
Interest expense                                                                                             (2,238)
Other income                                                                                                  2,749
Net investment income and net realized gains on investments                                                  13,950
                                                                                                           --------
        Income before income taxes                                                                         $ 38,929
                                                                                                           --------

Ratios:
  Losses and LAE                                                      55.8%         70.3%        37.5%         56.1%
  Acquisition expense                                                 14.0%         25.0%        26.1%         21.6%
  Other underwriting expense                                          11.0%          4.3%         6.0%          7.0%
                                                                 ---------       -------      -------      --------
        Combined                                                      80.8%         99.6%        69.6%         84.7%
                                                                 ---------       -------      -------      --------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2004 and 2003

                                                                  Property
                                                                 and Marine      Casualty   Finite Risk      Total
                                                                 ----------      --------   -----------    --------
Six months ended June 30, 2004:

Net premiums written                                             $ 273,135       336,726      200,772      $810,633
                                                                 ---------       -------      -------      --------
Net premiums earned                                                217,993       268,452      145,464       631,909
Losses and LAE                                                      89,552       188,175       73,708       351,435
Acquisition expenses                                                36,657        66,830       48,128       151,615
Other underwriting expenses                                         15,324        10,362        5,164        30,850
                                                                 ---------       -------      -------      --------
        Segment underwriting income                              $  76,460         3,085       18,464      $ 98,009
                                                                 ---------       -------      -------
Corporate expenses not allocated to segments                                                                 (7,186)
Net foreign currency exchange losses                                                                           (302)
Interest expense                                                                                             (4,630)
Other income                                                                                                  1,116
Net investment income and net realized losses on investments                                                 36,034
                                                                                                           --------
        Income before income taxes                                                                         $123,041
                                                                                                           --------

Ratios:
  Losses and LAE                                                      41.1%         70.1%        50.7%         55.6%
  Acquisition expense                                                 16.8%         24.9%        33.1%         24.0%
  Other underwriting expense                                           7.0%          3.9%         3.6%          4.9%
                                                                 ---------       -------      -------      --------
        Combined                                                      64.9%         98.9%        87.4%         84.5%
                                                                 ---------       -------      -------      --------

Six months ended June 30, 2003:

Net premiums written                                             $ 201,255       246,014      220,066      $667,335
                                                                 ---------       -------      -------      --------
Net premiums earned                                                183,939       183,677      149,830       517,446
Losses and LAE                                                      94,055       128,437       73,113       295,605
Acquisition expenses                                                28,804        45,478       37,813       112,095
Other underwriting expenses                                         20,831         9,160        6,869        36,860
                                                                 ---------       -------      -------      --------
        Segment underwriting income                              $  40,249           602       32,035      $ 72,886
                                                                 ---------       -------      -------
Corporate expenses not allocated to segments                                                                (16,304)
Net foreign currency exchange losses                                                                         (4,812)
Interest expense                                                                                             (4,706)
Other income                                                                                                  3,900
Net investment income and net realized gains on investments                                                  28,897
                                                                                                           --------
        Income before income taxes                                                                         $ 79,861
                                                                                                           --------

Ratios:
  Losses and LAE                                                      51.1%         69.9%        48.8%         57.1%
  Acquisition expense                                                 15.7%         24.8%        25.2%         21.7%
  Other underwriting expense                                          11.3%          5.0%         4.6%          7.1%
                                                                 ---------       -------      -------      --------
        Combined                                                      78.1%         99.7%        78.6%         85.9%
                                                                 ---------       -------      -------      --------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2004 and 2003

NOTE 5 SHELF REGISTRATION STATEMENT AND SALE OF COMMON SHARES BY ST. PAUL

      The Company has filed an unallocated universal shelf registration statement with the Securities and Exchange Commission ("SEC"), which the SEC declared effective on April 5, 2004. The securities registered under the shelf registration statement for possible future sales include up to $750,000,000 of common shares, preferred shares and various types of debt securities. The registration statement also includes common shares held by St. Paul and RenaissanceRe and common shares issuable upon exercise of options owned by St. Paul and RenaissanceRe. On June 25, 2004, the Company announced St. Paul's intent to sell 6,000,000 of the Company's common shares in an underwritten public offering, which was effected pursuant to a prospectus supplement to the shelf registration statement dated June 28, 2004 and completed on June 30, 2004. The Company did not sell any common shares in the offering and did not receive any proceeds from the sale of the common shares by St Paul. St. Paul continues to hold an option to acquire 6,000,000 common shares of the Company. The 6,000,000 common shares sold by St. Paul amounted to $177,330,000 of the securities registered under the $750,000,000 shelf registration statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

      The Company writes property and casualty reinsurance. Property reinsurance protects a ceding company against financial loss arising out of damage to property or loss of its use caused by an insured peril. Examples of property reinsurance are property catastrophe and property per-risk coverages. Property catastrophe reinsurance protects a ceding company against losses arising out of multiple claims for a single event while property per-risk reinsurance protects a ceding company against loss arising out of a single claim for a single event. Casualty reinsurance protects a ceding company against financial loss arising out of the obligation to others for loss or damage to persons or property. Examples of casualty reinsurance are reinsurance treaties that cover umbrella liability, general and product liability, professional liability, directors and officers liability, workers' compensation, casualty clash, automobile liability, surety and trade credit. Casualty also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products.

      The property and casualty reinsurance industry is highly competitive. The Company competes with reinsurers worldwide, many of which have greater financial, marketing and management resources. Large financial institutions represent some of the Company's competitors, while others are specialty reinsurance companies. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization. The Company's principal competitors vary by type of business. Bermuda-based reinsurers are significant competitors on property catastrophe business. Lloyd's of London syndicates are significant competitors on marine business. On international business, the large European reinsurers are significant competitors.

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

RESULTS OF OPERATIONS

      Three Months Ended June 30, 2004 as Compared with the Three Months Ended June 30, 2003

      Net income for the three months ended June 30, 2004 and 2003 was as follows ($ in thousands):

                       Three Months Ended June 30,
                       ---------------------------           Increase
                         2004                2003           (decrease)
                       --------             ------         ----------
Net income             $ 49,799             26,605          $ 23,194

      The 87% increase in net income in 2004 as compared with 2003 is primarily attributable to an increase in investment income of $5,946,000, a charge for $9,400,000 in 2003 for the payment to and share option expense of the Company's former chief executive, a decline in foreign currency exchange losses of $3,568,000 and a reduction in the effective income tax rate in 2004 as Platinum Bermuda provides an increasing proportion of income before income taxes.

      Net premiums written and net premiums earned for the three months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                             Three Months Ended June 30,
                             ---------------------------        Increase
                                2004               2003        (decrease)
                             ---------           -------       ----------
Net premiums written         $ 330,527           307,243        $  23,284
Net premiums earned          $ 310,867           279,376        $  31,491

      The increase in net premiums written in 2004 as compared with 2003 is primarily in the Property and Marine segment. The increase in net premium earned is related to the growth in current and prior periods' net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

      Net investment income for the three months ended June 30, 2004 and 2003 was $19,377,000 and $13,431,000, respectively. Net investment income increased in 2004 primarily due to increased invested assets attributable to positive cash flow from operations, exclusive of trading securities activities, of $191,769,000 during 2004. Net investment income for the three months ended June 30, 2003 included $1,357,000 of interest received from St. Paul on balances due relating to the Quota Share Retrocession Agreements. Net realized gains (losses) on investments of ($1,279,000) and $519,000 for the three months ended June 30, 2004 and 2003, respectively, were the result of investment sale activity to manage the credit quality and duration of the investment portfolio and to increase investments in municipal bonds.

      Other income for the three months ended June 30, 2004 and 2003 was $ 605,000 and $2,749,000, respectively. Other income includes net earnings on a small number of reinsurance contracts in the Finite Risk segment accounted for as deposits. Other income in the three months ended June 30, 2004 also includes $727,000 of net unrealized losses relating to changes in the fair value of approximately $51 million of fixed maturities classified as trading at June 30, 2004 and a gain of $1,000,000 on the sale of assets. There were no fixed maturities classified as trading and no unrealized gains or losses included in other income for the three months ended June 30, 2003.

      Net foreign currency exchange losses for the three months ended June 30, 2004 and 2003 were $1,168,000 and $4,736,000, respectively. Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of insurance related assets and liabilities as well as invested assets denominated in foreign currencies. The principal foreign currencies re-valued into U.S. dollars are the British pound and Euros. The decrease in net foreign currency exchange losses in 2004 as compared with 2003 is due to less fluctuation of the foreign currency exchange rates in 2004 as compared with 2003 as well as efforts to better manage exposures to foreign currency exchange rate fluctuations by holding invested assets denominated in the foreign currencies in which the related net insurance assets and liabilities are denominated.

      Losses and LAE incurred and the resulting loss ratios for the three months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                         Three Months Ended June 30,
                         ---------------------------     Increase
                            2004              2003      (decrease)
                         ----------         -------     -----------
Losses and LAE           $  189,466         156,801     $    32,665
Losses and LAE ratio           60.9%           56.1%     4.8 points

      The increase in losses and LAE in 2004 as compared with 2003 is consistent with the growth in business in the Casualty segment in 2004 and favorable development in the Finite Risk segment in 2003, partially offset by the absence of catastrophe losses in the Property and Marine segment in 2004. The increase in the loss and LAE ratio in 2004 as compared with 2003 is due primarily to favorable development during the three months ended June 30, 2003 related to the 2002 underwriting year, principally in the Finite Risk segment.

      Acquisition expenses and resulting acquisition expense ratios for the three months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                             Three Months Ended June 30,
                             ---------------------------     Increase
                                2004             2003       (decrease)
                              ---------         ------     -------------
Acquisition expenses          $  62,694         60,376     $       2,318
Acquisition expense ratio          20.2%          21.6%     (1.4) points

      The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2004 as compared with 2003. The decrease in the acquisition expense ratio is primarily related to lower commissions in the Finite Risk segment, which may fluctuate depending upon profit commissions. Profit commissions have an inverse relationship to the level of losses. The acquisition expense ratio is also impacted by the mix of business and terms and conditions on various contracts.

      Operating expenses for the three months ended June 30, 2004 and 2003 were $19,262,000 and $32,995,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. Operating expenses for the three months ended June 30, 2003 include a charge of $9.4 million for the payment to and share option expense of the Company's former chief executive as well as various start-up costs that are not recurring in 2004.

      Interest expense for the three months ended June 30, 2004 and 2003 was $2,324,000 and $2,238,000, respectively, and relates to the Company's Equity Security Units, which are classified as debt obligations on the Company's balance sheet.

      Income taxes and the effective income tax rate for the three months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                            Three Months Ended June 30,
                            ---------------------------      Increase
                                2004           2003         (decrease)
                              --------        ------      -------------
Income taxes                  $  4,857        12,324      $       (7,467)
Effective income tax rate          8.9%         31.7%      (22.8) points

      The decrease in the effective income tax rate in 2004 as compared with 2003 is the result of Platinum Bermuda providing an increasing proportion of income before income taxes. During the three months ended June 30, 2004, management revised its estimate of the annual effective tax rate for 2004 to 15%, resulting in an effective tax rate of 8.9% for the three months ended June 30, 2004. Additionally, the effective tax rate for the three months ended June 30, 2003 reflects expenses related to the payment to and share option expense of the Company's former chief executive that were incurred by Platinum Holdings without tax benefit thereby increasing the 2003 effective tax rate.

      Six Months Ended June 30, 2004 as Compared with the Six Months Ended June 30, 2003

      Net income for the six months ended June 30, 2004 and 2003 was as follows ($ in thousands):

                  Six Months Ended June 30,
                  -------------------------     Increase
                     2004             2003     (decrease)
                  ----------         ------    ----------
Net income        $  104,613         57,191    $   47,422

      The 83% increase in net income in 2004 as compared with 2003 is principally due to the following: the increase in underwriting income of $25 million, the increase in investment income of $9.2 million, a charge for $9.4 million in 2003 for the payment to and share option expense of the Company's former chief executive, a decline in foreign currency exchange losses of $4.5 million and a reduction in the effective income tax rate in 2004 as Platinum Bermuda provides an increasing proportion of income before income taxes.

      Net premiums written and net premiums earned for the six months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                           Six Months Ended June 30,
                           -------------------------    Increase
                              2004           2003      (decrease)
                           ----------       -------    ----------
Net premiums written       $  810,633       667,335    $  143,298
Net premiums earned        $  631,909       517,446    $  114,463

      The increase in net premiums written in 2004 as compared with 2003 is due to increases in the Property and Marine and Casualty segments, partially offset by a decrease in the Finite Risk segment. The increase in net premium earned is related to the growth in current and prior periods' net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

      Net investment income for the six months ended June 30, 2004 and 2003 was $36,861,000 and $27,634,000, respectively. Net investment income increased during 2004 primarily due to increased invested assets attributable to positive cash flow from operations, excluding trading securities activities, of $394,964,000 during 2004. Net investment income for the six months ended June 30, 2003 included $1,357,000 of interest received from St. Paul on balances due relating to the Quota Share Retrocession Agreements. Net realized gains (losses) on investments of ($827,000) and $1,263,000 for the six months ended June 30, 2004 and 2003, respectively, were the result of investment sale activity to manage the credit quality and duration of the investment portfolio and to increase investments in municipal bonds.

      Other income for the six months ended June 30, 2004 and 2003 was $1,116,000 and $3,900,000, respectively. Other income for the six months ended June 30, 2004 includes $409,000 of net unrealized losses relating to changes in fair value of fixed maturities classified as trading, $259,000 of earnings on reinsurance contracts accounted for as deposits and a gain of $1,000,000 on the sale of assets. There were no fixed maturities classified as trading or unrealized gains or losses included in other income for the six months ended June 30, 2003. Other income for the six months ended June 30, 2003 represents earnings on reinsurance contracts accounted for as deposits. Earnings on reinsurance contracts accounted for as deposits decreased in 2004 as compared with 2003 due to lower margin reinsurance contracts accounted for as deposits.

      Net foreign currency exchange losses for the six months ended June 30, 2004 and 2003 were $302,000 and $4,812,000, respectively. Gains and losses result from the re-valuation into U.S. dollars of insurance related assets and liabilities as well as invested assets denominated in foreign currencies. The decrease in net foreign currency exchange losses is due to efforts to better manage exposures to foreign currency exchange rate fluctuations by holding invested assets denominated in the foreign currencies in which the related net insurance assets and liabilities are denominated.

      Losses and LAE incurred and the resulting loss ratios for the six months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                          Six Months Ended June 30,
                          -------------------------        Increase
                            2004              2003        (decrease)
                         ----------         -------     -------------
Losses and LAE           $  351,435         295,605     $      55,830
Losses and LAE ratio           55.6%           57.1%     (1.5) points

      The increase in losses and LAE in 2004 as compared with 2003 is consistent with the growth in business in the Casualty segment offset by the absence of catastrophe losses in the Property and Marine segment in 2004. The decrease in the loss ratio in 2004 as compared with 2003 is due primarily to the absence of catastrophe losses in 2004.

      Acquisition expenses and resulting acquisition expense ratios for the six months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                               Six Months Ended June 30,
                               -------------------------       Increase
                                  2004            2003       (decrease)
                               ----------        -------     -----------
Acquisition expenses           $  151,615        112,095     $    39,520
Acquisition expense ratio            24.0%          21.7%     2.3 points

      The increase in acquisition expenses in 2004 as compared with 2003 is consistent with the growth in business in the Property and Marine and Casualty segments as well as an increase in profit commissions in the Finite Risk segment. The increase in the acquisition expense ratio in 2004 as compared with 2003 is primarily due to an increase in profit commissions in the Finite Risk segment. The increased profit commissions in Finite Risk contracts are the direct result of favorable loss development experienced in 2004.

      Operating expenses for the six months ended June 30, 2004 and 2003 were $38,036,000 and $53,164,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. Operating expenses in 2003 include a charge for $9.4 million for the payment to and share option expense of the Company's former chief executive as well as various start-up costs that are not recurring in 2004.

      Interest expense for the six months ended June 30, 2004 and 2003 was $4,630,000 and $4,706,000, respectively, and relates to the Company's Equity Security Units, which are classified as debt obligations on the Company's balance sheet.

      Income taxes and the effective income tax rate for the six months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                              Six Months Ended June 30,
                              -------------------------       Increase
                                 2004            2003        (decrease)
                              ---------         ------     -------------
Income taxes                  $  18,428         22,670     $       (4,242)
Effective income tax rate          15.0%          28.4%     (13.4) points

      The decrease in the effective income tax rate in 2004 as compared with 2003 is the result of Platinum Bermuda providing an increasing proportion of income before income taxes Additionally, the effective tax rate in 2003 reflects expenses related to the payment to and share option expense of the Company's former chief executive that were incurred by Platinum Holdings without tax benefit thereby increasing the 2003 effective tax rate.

SEGMENT INFORMATION

      The Company conducts its worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. In managing the Company's operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Segment underwriting income is reconciled to income before income taxes. The measures used by management in evaluating the Company's operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments for the three and six months ended June 30, 2004 and 2003 ($ in thousands):

                                                                  Property
                                                                 and Marine      Casualty   Finite Risk     Total
                                                                 ----------      --------   -----------    --------
Three months ended June 30, 2004:

Net premiums written                                             $ 101,841       112,761      115,925      $330,527
                                                                 ---------       -------      -------      --------
Net premiums earned                                                 99,928       132,230       78,709       310,867
Losses and LAE                                                      40,974        93,391       55,101       189,466
Acquisition expenses                                                14,905        31,994       15,795        62,694
Other underwriting expenses                                          7,174         5,305        2,567        15,046
                                                                 ---------       -------      -------      --------
        Segment underwriting income                              $  36,875         1,540        5,246      $ 43,661
                                                                 ---------       -------      -------
Corporate expenses not allocated to segments                                                                 (4,216)
Net foreign currency exchange losses                                                                         (1,168)
Interest expense                                                                                             (2,324)
Other income                                                                                                    605
Net investment income and net realized losses on investments                                                 18,098
                                                                                                           --------
        Income before income taxes                                                                         $ 54,656
                                                                                                           --------

Ratios:
  Losses and LAE                                                      41.0%         70.6%        70.0%         60.9%
  Acquisition expense                                                 14.9%         24.2%        20.1%         20.2%
  Other underwriting expense                                           7.2%          4.0%         3.3%          4.8%
                                                                 ---------       -------      -------      --------
        Combined                                                      63.1%         98.8%        93.4%         85.9%
                                                                 ---------       -------      -------      --------

Three months ended June 30, 2003:

Net premiums written                                             $  83,487       132,320       91,436      $307,243
                                                                 ---------       -------      -------      --------
Net premiums earned                                                 94,006       105,951       79,419       279,376
Losses and LAE                                                      52,469        74,530       29,802       156,801
Acquisition expenses                                                13,186        26,449       20,741        60,376
Other underwriting expenses                                         10,372         4,542        4,732        19,646
                                                                 ---------       -------      -------      --------
        Segment underwriting income                              $  17,979           430       24,144      $ 42,553
                                                                 ---------       -------      -------
Corporate expenses not allocated to segments                                                                (13,349)
Net foreign currency exchange losses                                                                         (4,736)
Interest expense                                                                                             (2,238)
Other income                                                                                                  2,749
Net investment income and net realized gains on investments                                                  13,950
                                                                                                           --------
        Income before income taxes                                                                         $ 38,929
                                                                                                           --------

Ratios:
  Losses and LAE                                                      55.8%         70.3%        37.5%         56.1%
  Acquisition expense                                                 14.0%         25.0%        26.1%         21.6%
  Other underwriting expense                                          11.0%          4.3%         6.0%          7.0%
                                                                 ---------       -------      -------      --------
        Combined                                                      80.8%         99.6%        69.6%         84.7%
                                                                 ---------       -------      -------      --------

                                                                  Property
                                                                 and Marine      Casualty   Finite Risk     Total
                                                                 ----------      --------   -----------    --------
Six months ended June 30, 2004:

Net premiums written                                             $ 273,135       336,726      200,772      $810,633
                                                                 ---------       -------      -------      --------
Net premiums earned                                                217,993       268,452      145,464       631,909
Losses and LAE                                                      89,552       188,175       73,708       351,435
Acquisition expenses                                                36,657        66,830       48,128       151,615
Other underwriting expenses                                         15,324        10,362        5,164        30,850
                                                                 ---------       -------      -------      --------
        Segment underwriting income                              $  76,460         3,085       18,464      $ 98,009
                                                                 ---------       -------      -------
Corporate expenses not allocated to segments                                                                 (7,186)
Net foreign currency exchange losses                                                                           (302)
Interest expense                                                                                             (4,630)
Other income                                                                                                  1,116
Net investment income and net realized losses on investments                                                 36,034
                                                                                                           --------
        Income before income taxes                                                                         $123,041
                                                                                                           --------

Ratios:
  Losses and LAE                                                      41.1%         70.1%        50.7%         55.6%
  Acquisition expense                                                 16.8%         24.9%        33.1%         24.0%
  Other underwriting expense                                           7.0%          3.9%         3.6%          4.9%
                                                                 ---------       -------      -------      --------
        Combined                                                      64.9%         98.9%        87.4%         84.5%
                                                                 ---------       -------      -------      --------

Six months ended June 30, 2003:

Net premiums written                                             $ 201,255       246,014      220,066      $667,335
                                                                 ---------       -------      -------      --------
Net premiums earned                                                183,939       183,677      149,830       517,446
Losses and LAE                                                      94,055       128,437       73,113       295,605
Acquisition expenses                                                28,804        45,478       37,813       112,095
Other underwriting expenses                                         20,831         9,160        6,869        36,860
                                                                 ---------       -------      -------      --------
        Segment underwriting income                              $  40,249           602       32,035      $ 72,886
                                                                 ---------       -------      -------
Corporate expenses not allocated to segments                                                                (16,304)
Net foreign currency exchange losses                                                                         (4,812)
Interest expense                                                                                             (4,706)
Other income                                                                                                  3,900
Net investment income and net realized gains on investments                                                  28,897
                                                                                                           --------
        Income before income taxes                                                                         $ 79,861
                                                                                                           --------

Ratios:
  Losses and LAE                                                      51.1%         69.9%        48.8%         57.1%
  Acquisition expense                                                 15.7%         24.8%        25.2%         21.7%
  Other underwriting expense                                          11.3%          5.0%         4.6%          7.1%
                                                                 ---------       -------      -------      --------
        Combined                                                      78.1%         99.7%        78.6%         85.9%
                                                                 ---------       -------      -------      --------

      PROPERTY AND MARINE

      The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets. This business includes property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss reinsurance treaties. This operating segment generated 30.8% and 27.1% of the Company's net premiums written for the three months ended June 30, 2004 and 2003, respectively, and 33.7% and 30.2% of the Company's net premiums written for the six months ended June 30, 2004 and 2003, respectively.

      Three Months Ended June 30, 2004 as Compared with the Three Months Ended June 30, 2003

      Net premiums written and net premiums earned for the three months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                         Three Months Ended June 30,
                         ---------------------------    Increase
                           2004               2003     (decrease)
                         --------            ------    ----------
Net premiums written     $101,841            83,487      $18,354
Net premiums earned      $ 99,928            94,006      $ 5,922

      Net premiums written increased as a result of the growth in contracts bound in both 2003 and 2004, which together generate net premiums written in 2004. The increase in net premiums written is also the result of a more efficient use of catastrophe capacity through enhanced modeling capabilities, an increase of property pro-rata business and a transfer of catastrophe capacity from the Finite Risk segment to the Property and Marine segment.

      The increase in net premium earned is related to the growth in current and prior periods' net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

      Losses and LAE incurred and the resulting loss ratios for the three months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                        Three Months Ended June 30,
                        ---------------------------      Increase
                            2004            2003        (decrease)
                         ---------         ------     -------------
Losses and LAE           $  40,974         52,469     $      (11,495)
Losses and LAE ratio          41.0%          55.8%     (14.8) points

      The decline in the loss ratio in 2004 as compared with 2003 is primarily due to the difference in catastrophe experience in 2004 as compared with 2003. There were no significant catastrophe losses in 2004, while catastrophe losses in 2003 include losses arising from storms and flooding in the southeast United States in April 2003 and tornadoes in the midwest United States in May 2003. Additionally, losses and LAE incurred in 2004 include approximately $9,100,000 of favorable development of prior years' unpaid losses and LAE as compared with approximately $4,600,000 of favorable development in 2003. During 2004 and 2003, actual reported losses were significantly less than expected for these short-tailed property lines resulting in reductions in estimated ultimate losses.

      Acquisition expenses and resulting acquisition expense ratios for the three months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                             Three Months Ended June 30,
                             ---------------------------    Increase
                                 2004            2003      (decrease)
                              ---------         ------     -----------
Acquisition expenses          $  14,905         13,186     $     1,719
Acquisition expense ratio          14.9%          14.0%     0.9 points

      The increase in acquisition expenses in 2004 as compared with 2003 is consistent with the growth in business in the Property and Marine segment and the increase in the acquisition expense ratio. The increase in the acquisition expense ratio in 2004 as compared with 2003 is attributable to lower loss ratios, which result in increased profit commissions in 2004 as compared with 2003, as well as mix of business changes.

      Other underwriting expenses for the three months ended June 30, 2004 and 2003 were $7,174,000 and $10,372,000, respectively, and represent costs such as salaries, rent and like items. The decrease in other underwriting expenses is due to cost reductions in the Property and Marine segment as well as various start-up costs incurred in 2003 that are not recurring in 2004. Other underwriting expenses for the three months ended June 30, 2004 and 2003 include fees of $825,000 and $1,322,000, respectively, relating to an agreement with RenaissanceRe that provides for a periodic review of aggregate property catastrophe exposures by RenaissanceRe.

      Six Months Ended June 30, 2004 as Compared with the Six Months Ended June 30, 2003

      Net premiums written and net premiums earned for the six months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                        Six months ended June 30,
                        -------------------------   Increase
                           2004         2003       (decrease)
                         --------     -------      ----------
Net premiums written     $273,135     201,255       $71,880
Net premiums earned      $217,993     183,939       $34,054

      Net premiums written increased as a result of the growth in contracts bound in both 2003 and 2004 which together generate net premiums written in 2004. The increase in net premiums written is also the result of a more efficient use of catastrophe capacity through enhanced modeling capabilities, an increase of property pro-rata business and a transfer of catastrophe capacity from the Finite Risk segment to the Property and Marine segment.

      Losses and LAE incurred and the resulting loss ratios for the six months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                         Six months ended June 30,
                         -------------------------       Increase
                            2004            2003        (decrease)
                         ---------         ------     -------------
Losses and LAE           $  89,552         94,055     $       (4,503)
Losses and LAE ratio          41.1%          51.1%     (10.0) points

      The decline in the loss ratio in 2004 as compared with 2003 is primarily due to the difference in catastrophe experience in 2004 as compared with 2003. There were no significant catastrophe losses in 2004, while catastrophe losses in 2003 include losses arising from storms and flooding in the southeast United States in April 2003 and tornadoes in the midwest United States in May 2003. Additionally, losses and LAE incurred in 2004 include approximately $23,200,000 of favorable development of prior years' unpaid losses and LAE as compared with approximately $10,800,000 of favorable development in 2003. During 2004 and 2003, actual reported losses were significantly less than expected for these short-tailed property lines resulting in reductions in estimated ultimate losses.

      Acquisition expenses and resulting acquisition expense ratios for the six months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                              Six months ended June 30,
                              -------------------------      Increase
                                 2004            2003       (decrease)
                              ---------         ------     -----------
Acquisition expenses          $  36,657         28,804     $     7,853
Acquisition expense ratio          16.8%          15.7%     1.1 points

      The increase in acquisition expenses in 2004 as compared with 2003 is consistent with the growth in business in the Property and Marine segment and the increase in the acquisition expense ratio. The increase in the acquisition expense ratio is due to higher profit commissions in 2004 related to contracts with favorable loss experience.

      Other underwriting expenses for the six months ended June 30, 2004 and 2003 were $15,324,000 and $20,831,000, respectively. The decrease in other underwriting expenses is due to cost reductions in the Property and Marine segment as well as various start-up costs incurred in 2003 that are not recurring in 2004. Other underwriting expenses for the six months ended June 30, 2004 and 2003 include fees of $3,648,000 and $3,728,000, respectively, relating to an agreement with RenaissanceRe that provides for a periodic review of aggregate property catastrophe exposures.

      CASUALTY

      The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, directors and officers liability, workers' compensation, casualty clash, automobile liability, surety and trade credit. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. This operating segment generated 34.1% and 43.1% of the Company's net premiums written for the three months ended June 30, 2004 and 2003, respectively. This operating segment generated 41.5% and 36.8% of the Company's net premiums written for the six months ended June 30, 2004 and 2003, respectively.

      Three Months Ended June 30, 2004 as Compared with the Three Months Ended June 30, 2003

      Net premiums written and net premiums earned for the three months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                      Three Months Ended June 30,
                      ---------------------------   Increase
                           2004         2003       (decrease)
                         --------     -------      ----------
Net premiums written     $112,761     132,320       $(19,559)
Net premiums earned      $132,230     105,951       $ 26,279

      During the three months ended June 30, 2004, based on audits and information received from ceding companies, the Company revised its estimates of Casualty premiums and, consequently, the Company reduced its net premiums written previously estimated and accrued. The effect of this change in estimate was a reduction in net premiums written of approximately $27,000,000 and a reduction in net premiums earned of approximately $15,800,000. Additionally, during the three months ended March 31, 2004, approximately $17,000,000 of net written premium related to a quota share contract was included in the Casualty segment based on the expected terms and conditions of the contract. Based on the final terms and conditions, the contract was reclassified as a Finite Risk contract. Consequently, during the three months ended June 30, 2004 this reclassification resulted in a reduction of approximately $17,000,000 of Casualty net premiums written and an equivalent increase in Finite Risk net premiums written. The net effect of these items on underwriting income, after related reductions in losses, LAE and acquisitions expenses, was not material. The increase in net premium earned is related to the growth in current and prior periods' net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

      Losses and LAE incurred and the resulting loss ratios for the three months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                        Three Months Ended June 30,
                        ---------------------------     Increase
                            2004            2003       (decrease)
                         ---------         ------     -----------
Losses and LAE           $  93,391         74,530     $    18,861
Losses and LAE ratio          70.6%          70.3%     0.3 points

      The increase in losses and LAE in 2004 as compared with 2003 is consistent with the growth in business. The resulting loss ratios are reflective of management's estimates of losses incurred for the Casualty segment.

      Acquisition expenses and resulting acquisition expense ratios for the three months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                             Three Months Ended June 30,
                             ---------------------------      Increase
                                 2004            2003        (decrease)
                              ---------         ------     -------------
Acquisition expenses          $  31,994         26,449     $       5,545
Acquisition expense ratio          24.2%          25.0%     (0.8) points

      The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2004 as compared with 2003. The resulting acquisition expense ratios for the three months ended June 30, 2004 and 2003 were comparable.

      Other underwriting expenses for the three months ended June 30, 2004 and 2003 were $5,305,000 and $4,542,000, respectively, and represent costs such as salaries, rent and like items. The resulting other underwriting expense ratios for the three months ended June 30, 2004 and 2003 were 4.0% and 4.3%, respectively. The decrease in the ratio in 2004 as compared with 2003 is due primarily to the increase in net premiums earned.

      Six Months Ended June 30, 2004 as Compared with the Six Months Ended June 30, 2003

      Net premiums written and net premiums earned for the six months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                       Six months ended June 30,
                       -------------------------   Increase
                           2004         2003      (decrease)
                         --------     -------     ----------
Net premiums written     $336,726     246,014       $90,712
Net premiums earned      $268,452     183,677       $84,775

      The increase in premiums written is due to the growth in contracts bound in both 2003 and 2004 that together generate net premiums written in 2004. In response to market conditions, the Company previously increased its involvement in the directors and officers and umbrella lines of business. The Company expanded its participation with existing clients and formed new client relationships. Additionally, in 2004 the Company expanded its participation in surety and entered the trade credit line. Offsetting these increases were revisions of estimates of Casualty premiums that resulted in reductions of net premiums written of approximately $16,300,000 and a reduction in net premiums earned of approximately $10,800,000. The net effect of the revisions of estimates on underwriting income, after related reductions in losses, LAE and acquisitions expenses, was not material. The increase in net premium earned is related to the growth in current and prior periods' net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

      Losses and LAE incurred and the resulting loss ratios for the six months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                          Six months ended June 30,
                          -------------------------       Increase
                             2004             2003       (decrease)
                          ---------         -------     -----------
Losses and LAE            $ 188,175         128,437     $    59,738
Losses and LAE ratio           70.1%           69.9%     0.2 points

      The increase in losses and LAE in 2004 as compared with 2003 is consistent with the growth in premiums earned. The resulting loss ratios in 2004 and 2003 were comparable. Improvements in the loss ratio in 2004, due to increased profitability of the 2003 and 2004 underwriting years over the 2002 underwriting year, were offset by adverse development in the U.K. Motor class of the Casualty segment. In addition, losses and LAE in 2004 include losses arising from the partial collapse of the new airport terminal in Paris, France.

      Acquisition expenses and resulting acquisition expense ratios for the six months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                              Six months ended June 30,
                              -------------------------     Increase
                                 2004            2003      (decrease)
                              ---------         ------     -----------
Acquisition expenses          $  66,830         45,478     $    21,352
Acquisition expense ratio          24.9%          24.8%     0.1 points

      The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2004 as compared with 2003. The resulting acquisition expense ratios in 2004 and 2003 are comparable.

      Other underwriting expenses for the six months ended June 30, 2004 and 2003 were $10,362,000 and $9,160,000, respectively. The resulting other underwriting expense ratios for the six months ended June 30, 2004 and 2003 were 3.9% and 5.0%, respectively. The decrease in the ratio in 2004 as compared with 2003 is due primarily to the increase in net premiums earned.

      FINITE RISK

      The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The Company focuses on providing such clients with customized solutions for their financial management needs. This operating segment generated 35.1% and 29.8% of the Company's net premiums written for the three months ended June 30, 2004 and 2003, respectively. This operating segment generated 24.8% and 33.0% of the Company's net premiums written for the six months ended June 30, 2004 and 2003, respectively. For this segment, the Company believes it is especially important to evaluate the overall combined ratio, rather than its component parts of loss and expense ratios.

      Three Months Ended June 30, 2004 as Compared with the Three Months Ended June 30, 2003

      Net premiums written and net premiums earned for the three months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                      Three Months Ended June 30,
                      ---------------------------    Increase
                         2004             2003      (decrease)
                       --------          ------     ----------
Net premiums written   $115,925          91,436     $  24,489
Net premiums earned    $ 78,709          79,419     $    (710)

      The Finite Risk portfolio consists of a small number of contracts that can be large in premium size and are written on an intermittent basis. Consequently, net premiums written can be expected to vary significantly from period to period. The increase in net premiums written for the three months ended June 30, 2004 is due primarily to several capped quota share contracts written in the current year. During the three months ended March 31, 2004, approximately $17,000,000 of net written premium related to a quota share contract was included in the Casualty segment based on the expected terms and conditions of the contract. Based on the final terms and conditions, the contract was reclassified as a Finite Risk contract. Consequently, during the three months ended June 30, 2004 this reclassification resulted in a reduction of approximately $17,000,000 of Casualty net premiums written and an equivalent increase in Finite Risk net premiums written. The net effect of the reclassification on underwriting income, after related reductions in losses, LAE and acquisitions expenses, was not material. Net premium earned is related to current and prior periods' net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

      Losses and LAE incurred, acquisition expenses and the resulting ratios for the three months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                                            Three Months Ended June 30,
                                            ---------------------------     Increase
                                                2004            2003       (decrease)
                                             ---------         ------     -------------
Losses and LAE                               $  55,101         29,802     $      25,299
Losses and LAE ratio                              70.0%          37.5%      32.5 points

Acquisition expenses                         $  15,795         20,741     $      (4,946)
Acquisition expense ratio                         20.1%          26.1%     (6.0) points

Losses, LAE and aquisition expenses          $  70,896         50,543     $      20,353
Losses, LAE and aquisition expense ratio          90.1%          63.6%      26.5 points

      The results of the Finite Risk segment in 2004 and 2003 were favorably impacted by low levels of catastrophe losses. The results of the Finite Risk segment in 2003 include the effects of a significant change to a reinsurance program that resulted in an underwriting gain of $7,209,000. Favorable experience on certain contracts resulted in $8,554,000 of underwriting gain in 2003 for the Finite Risk segment. The current Finite Risk book of business has a greater proportion of lower risk and lower margin capped quota share contracts and a lower proportion of higher margin catastrophe contracts than in 2003. Consequently, the loss, LAE and acquisition expense ratio is higher in 2004 than in 2003.

      Other underwriting expenses for the three months ended June 30, 2004 and 2003 were $2,567,000 and $4,732,000, respectively, and represent costs such as salaries, rent and like items. The decrease in other underwriting expenses is due to cost reductions in the Finite Risk segment as well as various start-up costs incurred in 2003 that are not recurring in 2004.

      Six Months Ended June 30, 2004 as Compared with the Six Months Ended June 30, 2003

      Net premiums written and net premiums earned for the six months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                       Six Months Ended June 30,
                       -------------------------   Increase
                           2004         2003      (decrease)
                         --------     -------     ----------
Net premiums written     $200,772     220,066      $(19,294)
Net premiums earned      $145,464     149,830      $ (4,366)

      The decrease in net premiums written and net premiums earned is primarily attributable to two significant finite quota share treaties that were written in 2003 and were not renewed in 2004, partially offset by other new business production. Net premium earned is related to current and prior periods' net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

      Losses and LAE incurred, acquisition expenses and the resulting ratios for the six months ended June 30, 2004 and 2003 were as follows ($ in thousands):

                                               Six Months Ended June 30,
                                               -------------------------      Increase
                                                  2004             2003      (decrease)
                                               ----------         ------     ----------
Losses and LAE                                 $  73,708          73,113     $       595
Losses and LAE ratio                                50.7%           48.8%     1.9 points

Acquisition expenses                           $  48,128          37,813     $    10,315
Acquisition expense ratio                           33.1%           25.2%     7.9 points

Losses, LAE and acquisition expenses           $ 121,836         110,926     $    10,910
Losses, LAE and acquisition expense ratio           83.8%           74.0%     9.8 points

      Losses and LAE in both 2004 and 2003 include favorable development. Losses and LAE incurred in 2004 include a reduction of case loss reserve of $7,500,000 and a reduction of $9,700,000 related to the commutation of a reinsurance contract. The increase in the acquisition expense ratio in 2004 as compared with 2003 is due primarily to a profit commission of $8,700,000 related to the commutation. The results of the Finite Risk segment in 2003 include the effects of a significant change to a reinsurance program that resulted in an underwriting gain of $7,209,000 as well as favorable experience on certain contracts that resulted in an underwriting gain of approximately $8,500,000.

      Other underwriting expenses for the six months ended June 30, 2004 and 2003 were $5,164,000 and $6,869,000, respectively. The decrease in other underwriting expenses is due to cost reductions in the Finite Risk segment as well as various start-up costs incurred in 2003 that are not recurring in 2004.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      FINANCIAL CONDITION

      Cash and cash equivalents were $172,227,000 as of June 30, 2004. Fixed maturities were $1,975,276,000 as of June 30, 2004. The Company's fixed maturity investment portfolio is comprised entirely of publicly traded investment grade bonds. The investment portfolio, including cash and cash equivalents, had a weighted average duration of 3.8 years as of June 30, 2004. Management monitors the composition of the investment portfolio and cash flows from the portfolio to maintain liquidity necessary to meet the Company's obligations. The Company believes it has sufficient cash on hand to meet its short-term obligations and to maintain the liquidity necessary for portfolio management.

      Certain assets and liabilities associated with underwriting have increased significantly, some of which include significant estimates. Premiums receivable, deferred acquisition costs, unpaid losses and LAE, unearned premiums and commissions payable all include significant estimates. Premiums receivable of $549,732,000 includes $461,898,000 of estimates of premiums that are accrued. Unpaid losses and LAE, net of reinsurance recoverable, of $892,383,000 includes $761,090,000 of estimates of losses that were incurred but not reported ("IBNR"). Commissions payable of $207,306,000 include $192,279,000 which are estimated or contingent commissions payable.

      SOURCES OF LIQUIDITY

      The consolidated sources of funds of the Company consist primarily of premiums written, losses recovered from retrocessionaires, investment income, proceeds from sales and redemption of investments and actual cash and cash equivalents held by the Company. Net cash flow provided by operations, excluding trading securities activities, for the six months ended June 30, 2004 was $394,964,000 and was used primarily to acquire additional investments.

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

      The Company has filed an unallocated universal shelf registration statement with the Securities and Exchange Commission ("SEC"), which the SEC declared effective on April 5, 2004. The securities registered under the shelf registration statement for possible future sales include up to $750,000,000 of common shares, preferred shares and various types of debt securities. The registration statement also includes common shares held by St. Paul and RenaissanceRe and common shares issuable upon exercise of options owned by St. Paul and RenaissanceRe. On June 25, 2004, the Company announced St. Paul's intent to sell 6,000,000 of the Company's common shares in an underwritten public offering, which was effected pursuant to a prospectus supplement to the shelf registration statement dated June 28, 2004 and completed on June 30, 2004. The Company did not sell any common shares in the offering and did not receive any proceeds from the sale of the common shares by St Paul. St. Paul continues to hold an option to acquire 6,000,000 common shares of the Company. The 6,000,000 common shares sold by St. Paul amounted to $177,330,000 of the $750,000,000 securities registered under the shelf registration statement.

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

      Platinum UK and Platinum Bermuda are not licensed, approved or accredited as reinsurers anywhere in the United States and therefore, under the terms of most of their contracts with United States ceding companies, they are required to provide collateral to these ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Platinum UK and Platinum Bermuda expect to obtain letters of credit through commercial banks and may be required to provide the banks a security interest in certain of Platinum UK's and Platinum Bermuda's investments. Platinum US and Platinum Bermuda have reinsurance contracts that require them to provide collateral should certain events occur such as a decline in the rating by A.M. Best below specified ratings or a decline in statutory equity below specified amounts. Some reinsurance contracts also have special termination provisions that require collateral and/or permit early termination should certain events occur.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

      It is important to understand the Company's accounting policies in order to understand its financial position and results of operations. Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the relevant periods. Certain of the estimates and assumptions result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates. The Company's most critical accounting policies involve written and unearned premium, unpaid losses and LAE, reinsurance, investments, income taxes and share-based compensation. The critical accounting policies presented herein are discussed in more detail in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      PREMIUMS

      Assumed reinsurance premiums are recognized as revenues when premiums become earned proportionately over the coverage period. Net premiums earned are recorded in the statement of income, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded in the balance sheet as unearned premiums, gross of any ceded unearned premiums.

      Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period. Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by premium accruals. Along with estimating EBNR the Company records the expenses associated with these premiums in the form of losses, LAE and commissions. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the premium estimates and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to original premium estimates could be material and could significantly impact earnings in the period they are recorded. Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and receivable is estimated, net of commissions, and is not currently due based on the terms of the underlying contracts.

      Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses under these contracts, are recognized based upon the losses recorded under those contracts.

      Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on losses recorded under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses. These premiums relate to the future coverage obtained during the remainder of the initial contract term and are earned over the remaining contract term. Additional premiums are those premiums triggered by losses and not related to reinstatement of limits and are earned immediately. An allowance for uncollectable premiums is established for possible non-payment of such amounts due, as deemed necessary.

      UNPAID LOSSES AND LAE

      The most significant judgment made by management in the preparation of financial statements is the estimation of unpaid losses and LAE liabilities also referred to as "loss reserves." These liabilities are balance sheet estimates of future amounts required to pay losses and LAE for reinsured claims, which have occurred at or before the balance sheet date. Every quarter, the Company's actuaries prepare estimates of loss reserves based on established actuarial techniques. Because the ultimate amount of unpaid losses and LAE is uncertain, we believe that quantitative techniques to estimate these amounts are enhanced by professional and managerial judgment. Company management reviews these estimates and determines its best estimate of the liabilities to record in the Company's financial statements.

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

      While the Company commenced operations in 2002, the business written is sufficiently similar to the historical business of the reinsurance underwriting segment of St. Paul ("St. Paul Re") that the Company uses the historical loss experience of this business to estimate its initial expected ultimate losses and its expected patterns of reported losses. These patterns can span more than a decade and, given its own limited history, the availability of the St. Paul Re data is a valuable asset to the Company.

      Under U.S. GAAP, we are not permitted to establish liabilities until the occurrence of an event that may give rise to a loss. When an event occurs of sufficient magnitude we may establish a specific IBNR reserve. Generally, this involves a catastrophe occurrence, which affects many ceding company clients. Ultimate losses and LAE are based on management's judgment that reflects estimates gathered from ceding company clients, estimates of insurance industry losses gathered from public sources and estimates from catastrophe modeling software.

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

      INVESTMENTS

      In accordance with our investment guidelines, our investments consist largely of high-grade marketable fixed income securities. Fixed maturities for which the Company may not have a positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income as a separate component of shareholders' equity, net of deferred taxes. Fixed maturities that the Company has the intent to sell prior to maturity are classified as trading securities and reported at fair value, with unrealized gains and losses included in other income. Securities classified as trading securities are generally foreign currency denominated securities intended to match foreign currency denominated liabilities in order to minimize net exposures arising from fluctuations in foreign currency exchange rates. Realized gains and losses on sales of investments are determined on a specific identification basis. In addition, unrealized depreciation in the value of individual securities considered by management to be other than temporary is charged to income in the period it is determined. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.

      INCOME TAXES

      Platinum Holdings and Platinum Bermuda are domiciled in Bermuda, which has no corporate income tax. The Company also has subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof.

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

      SHARE BASED COMPENSATION

      During 2003, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees" ("SFAS 123") and Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 123 requires that the fair value of share options granted under the Company's share option plan subsequent to the adoption of SFAS 148 be amortized in earnings over the vesting periods. The fair value of the share options granted is determined through the use of an option-pricing model. SFAS 148 amends SFAS 123 and provides transitioning guidance for a voluntary adoption of FAS 123 as well as amends the disclosure requirements of SFAS 123. Prior to the adoption of SFAS 123, the Company elected to use the intrinsic value method of accounting for its share based awards granted to employees established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and continues to use the intrinsic method for share option granted in 2002. Under APB 25, if the exercise price of the Company's employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND CREDIT RISK

      The Company's principal invested assets are fixed maturities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower's ability to meet its debt service obligations. The Company's strategy to limit this risk is to place its investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or industry. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities. The Company attempts to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating of A2 as defined by Moody's Investor Service. As of June 30, 2004, the portfolio has a dollar weighted average rating of Aa3.

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

INTEREST RATE RISK

      The Company is exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed income portfolio and can cause changes in the actual timing of when we expect to receive certain principal payments. Rising interest rates result in a decline in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to extension risk. Conversely, a decline in interest rates will result in a rise in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to prepayment risk. The aggregate hypothetical impact on our fixed income portfolio, generated from an immediate parallel shift in the treasury yield curve, as of June 30, 2004 is approximately as follows ($ in thousands):

                                                              Interest Rate Shift in Basis Points
                                        ---------------------------------------------------------------------------
                                         - 100 bp        - 50 bp         Current         + 50 bp         + 100 bp
                                        ----------      ---------       ---------       ---------       -----------
Total market value                      $2,051,822      2,013,866       1,975,276       1,936,546       $ 1,898,191

Percent change in market value                 3.9%           2.0%              -            (2.0%)            (3.9%)

Resulting unrealized appreciation /
  (depreciation)                        $   56,409         18,453         (20,137)        (58,867)      $   (97,222)

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

SOURCES OF FAIR VALUE

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2004 ($ in thousands):

                            Carrying
                             Amount       Fair Value
                           ----------     ----------
Financial assets:
  Fixed maturities         $1,975,276     $1,975,276
  Other invested asset          6,886          6,886

Financial liabilities:
  Debt obligations         $  137,500     $  166,265

      The fair value of fixed maturities is based on quoted market prices at the reporting date for those or similar investments. The fair values of debt obligations are based on quoted market prices. Other invested asset represents a strategic investment in a non-public reinsurance company and is carried at estimated fair value.

CURRENT OUTLOOK

      We believe that our markets continue to provide strong opportunities. Currently, we believe that premium rates in certain casualty reinsurance markets have strengthened to attractive levels. We believe that premiums in our Casualty segment will grow. Because there are areas of the casualty market where, in our view, pricing is inadequate, we are being selective and write business only when we believe it will be profitable.

      We believe that the additional capacity provided to the reinsurance market subsequent to September 11, 2001, as well as light catastrophe losses in 2002, 2003 and 2004 year-to-date have begun to cause pricing in the property catastrophe market to decrease. Decreases to date have been modest and we believe that rates remain at attractive levels. Significant time and effort has been invested in developing sophisticated catastrophe modeling tools that assist us in identifying profitable business opportunities. We believe we can maintain an acceptable risk/reward relationship in our portfolio and grow the Property and Marine segment while managing our catastrophe exposure risk within acceptable levels.

      We believe that the Finite Risk segment has performed exceptionally well in 2003 and 2004 year-to-date. Profitability was favorably influenced by a relatively low level of current losses and contractual terms and conditions that provided for greater profit opportunity as a result of significant losses incurred in prior periods by St. Paul Re. We believe opportunities to write finite contracts will remain though current market conditions are unlikely to produce the profitability experienced in 2003.

      We routinely review various opportunities for investments or transactions that would provide an attractive return on equity or an opportunity to write new classes of business or access additional markets.

ITEM 4. CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports to be filed with the Securities and Exchange Commission. In addition, there have been no significant changes in our internal controls over financial reporting that materially adversely affected or are reasonably likely to materially adversely affect the Company's internal controls over financial reporting subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual general meeting of shareholders (the "Annual Meeting") of Platinum Holdings was held on May 6, 2004. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in Platinum Holdings's proxy statement, dated April 7, 2004. Platinum Holdings's shareholders (1) elected eight directors to Platinum Holdings's Board of Directors to serve until the 2005 annual general meeting of shareholders, (2) elected three directors to the Board of Directors of Platinum Bermuda, (3) ratified the appointment of two executive directors to the Board of Directors of Platinum UK, (4) approved an amendment to the Bye-Laws of Platinum Holdings to remove Section 44(2), which requires the submission to the shareholders of Platinum Holdings of any matter required to be voted on by the shareholders of any direct or indirect non-U.S. subsidiary of Platinum Holdings, (5) approved Platinum Holdings's 2002 Share Incentive Plan and (6) ratified the selection of KPMG LLP as independent auditors for Platinum Holdings and KPMG (Bermuda) as independent auditors for Platinum Bermuda for the 2004 fiscal year. Set forth below are the voting results for these proposals:

      ELECTION OF DIRECTORS OF PLATINUM HOLDINGS

                             For         Withheld
                          ----------     --------
H. Furlong Baldwin        35,601,908     460,270
Jonathan F. Bank          35,601,908     460,270
Dan R. Carmichael         35,394,072     668,106
Neill A. Currie           35,394,072     668,106
Jay S. Fishman            35,341,422     720,756
Gregory E.A. Morrison     35,546,958     515,220
Stephen H. Newman         35,339,122     723,056
Peter T. Pruitt           35,391,072     671,106

      ELECTION OF DIRECTORS OF PLATINUM BERMUDA

                             For         Withheld
                          ----------     --------
Gregory E.A. Morrison     35,534,798     527,380
Michael D. Price          35,875,560     186,618
William A. Robbie         35,875,460     186,718

      RATIFICATION OF APPOINTMENT OF EXECUTIVE DIRECTORS OF PLATINUM UK

                          For        Withheld
                      ----------     --------
William A. Robbie     35,939,690     122,488
Russell Worsley       35,939,790     122,388

      APPROVAL OF AN AMENDMENT TO THE BYE-LAWS OF PLATINUM HOLDINGS TO REMOVE
      SECTION 44(2), WHICH REQUIRES THE SUBMISSION TO THE SHAREHOLDERS OF PLATINUM HOLDINGS OF ANY MATTER REQUIRED TO BE VOTED ON BY THE SHAREHOLDERS OF ANY DIRECT OR INDIRECT NON-U.S. SUBSIDIARY OF PLATINUM HOLDINGS

   For        Against    Abstain   Broker Non-Votes
----------    -------    -------   ----------------
32,859,864    953,947    12,968       2,235,399

      APPROVAL OF PLATINUM HOLDINGS' 2002 SHARE INCENTIVE PLAN

    For         Against      Abstain     Broker Non-Votes
----------     ---------     -------     ----------------
28,837,270     4,277,472     712,037        2,235,399

      RATIFICATION OF SELECTION OF KPMG LLP AS INDEPENDENT AUDITORS FOR PLATINUM HOLDINGS AND KPMG (BERMUDA) AS INDEPENDENT AUDITORS FOR PLATINUM BERMUDA FOR THE 2004 FISCAL YEAR

   For        Against     Abstain     Broker Non-Votes
----------    -------     -------     ----------------
36,002,985    58,738        455              0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

Exhibit
Number                             Description
-------                            -----------
 3.1     Bye-Laws of Platinum Holdings.

10.1     Quota Share Retrocession Agreement dated May 6, 2004 between Platinum
         Bermuda and Platinum US.

10.2     Letter Agreement, dated May 19, 2004, extending the Master Services
         Agreement dated November 1, 2002, between Platinum Holdings and The St.
         Paul Companies,

Exhibit
Number                             Description
-------                            -----------
         Inc.

10.3*    Separation Agreement dated June 24, 2004 between William A. Robbie and
         Platinum Holdings.

10.4*    Employment Agreement dated June 24, 2004 between Joseph F. Fisher and
         Platinum Holdings.

10.5* Employment Agreement dated June 24, 2004 between H. Elizabeth Mitchell and Platinum US.

10.6*    Employment Agreement dated August 4, 2004 between Michael D. Price and
         Platinum US.

31.1     Certification of Gregory E.A. Morrison, Chief Executive Officer of
         Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the
         Securities Exchange Act of 1934, as amended.

31.2     Certification of Joseph F. Fisher, Chief Financial Officer of Platinum
         Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1     Certification of Gregory E.A. Morrison, Chief Executive Officer of
         Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification of Joseph F. Fisher, Chief Financial Officer of Platinum
         Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------
* Items denoted with an asterisk represent management contracts or compensatory plans or arrangements

      (b)   Reports on Form 8-K

            On June 28, 2004, Platinum Holdings filed with the SEC a report on Form 8-K containing (i) the Underwriting Agreement among Platinum Holdings, St. Paul Fire and Marine Insurance Company ("Fire and Marine") and The St. Paul Travelers Companies, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated as the underwriter, relating to the sale by Fire and Marine of 6,000,000 common shares of Platinum Holdings pursuant to a prospectus supplement of Platinum Holdings and (ii) a press release, issued on June 25, 2004, announcing such sale.

            On June 24, 2004, Platinum Holdings filed with the SEC a report on Form 8-K containing a press release, issued on June 24, 2004, announcing the appointment of Joseph F. Fisher as Executive Vice President and Chief Financial Officer of Platinum Holdings, effective July 6, 2004.

            On May 7, 2004, Platinum Holdings filed with the SEC a report on Form 8-K containing a financial supplement and a press release, issued on May 6, 2004, reporting its financial results as of and for the quarter ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PLATINUM UNDERWRITERS HOLDINGS, LTD

Date: August 6, 2004        /s/ Gregory E. A. Morrison
                            ----------------------------------------------------
                            By: Gregory E. A. Morrison
                            President and Chief Executive Officer

Date: August 6, 2004        /s/  Joseph F. Fisher
                            ----------------------------------------------------
                            By: Joseph F. Fisher
                            Executive Vice President and Chief Financial Officer