Form 10-Q
period 2004-09-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2004-11-09
CIK 1171500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                        Commission File Number 001-31341

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

              Bermuda                                       98-0416483
 (State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

         The Belvedere Building
           69 Pitts Bay Road
           Pembroke, Bermuda                                    HM 08
(Address of principal executive offices)                      (Zip Code)

                                 (441) 295-7195
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

      As of October 31, 2004, there were outstanding 43,021,657 common shares, par value $0.01 per share, of the registrant.

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
     QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----
PART I  -  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and
          December 31, 2003........................................................................................     1

        Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September
          30, 2004 and 2003 (Unaudited)............................................................................     2

        Consolidated Statements of Changes in Shareholders' Equity for the Nine Months
          Ended September 30, 2004 and 2003 (Unaudited)............................................................     3

        Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2004 and 2003 (Unaudited)..................................................................     4

        Notes to Condensed Consolidated Financial Statements (Unaudited) for the
          Three and Nine Months Ended September 30, 2004 and 2003..................................................     5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and
          Nine Months Ended September 30, 2004 and 2003............................................................    13

Item 3. Quantitative and Qualitative Disclosures about Market Risk.................................................    33

Item 4. Controls and Procedures....................................................................................    34

PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings..........................................................................................    36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds................................................    36

Item 6. Exhibits...................................................................................................    36

SIGNATURES.........................................................................................................    37

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       ($ in thousands, except share data)

                                                                                    (Unaudited)
                                                                                    September 30,   December 31,
                                                                                        2004            2003
                                                                                    ------------    ------------
                                     ASSETS
Investments:
   Fixed maturities available-for-sale, at fair value
     (amortized cost - $2,045,281 and $1,560,807, respectively)                      $2,064,718      $1,583,505
   Fixed maturities - trading, at fair value
     (amortized cost - $81,689 and $95,926, respectively)                                80,617          94,633
   Other invested asset                                                                   6,628           6,910
                                                                                     ----------      ----------
         Total investments                                                            2,151,963       1,685,048
Cash and cash equivalents                                                               222,347         105,461
Accrued investment income                                                                26,613          17,492
Reinsurance premiums receivable                                                         638,463         487,441
Reinsurance recoverable on ceded losses and loss adjustment expenses                      2,163           5,102
Prepaid reinsurance premiums                                                              3,013           6,129
Funds held by ceding companies                                                           85,780          65,060
Deferred acquisition costs                                                              142,000          79,307
Income tax recoverable                                                                        -           9,360
Deferred tax assets                                                                      10,433               -
Other assets                                                                             11,538          21,461
                                                                                     ----------      ----------
         Total assets                                                                $3,294,313      $2,481,861
                                                                                     ==========      ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and loss adjustment expenses                                        $1,222,364      $  736,934
   Unearned premiums                                                                    537,251         305,985
   Reinsurance deposit liabilities                                                       23,210           5,699
   Debt obligations                                                                     137,500         137,500
   Ceded premiums payable                                                                 3,851           6,205
   Commissions payable                                                                  220,902         176,310
   Funds withheld                                                                        22,487               -
   Deferred taxes                                                                         9,111           1,792
   Other liabilities                                                                     29,108          44,233
                                                                                     ----------      ----------
         Total liabilities                                                            2,205,784       1,414,658
                                                                                     ----------      ----------
Shareholders' Equity:
   Preferred shares, $.01 par value, 25,000,000 shares authorized, no shares
     issued or outstanding                                                                    -               -
   Common shares, $.01 par value, 200,000,000 shares authorized, 43,017,657 and
     43,054,125 shares issued and outstanding, respectively                                 430             430
   Additional paid-in capital                                                           909,658         910,505
   Accumulated other comprehensive income                                                16,446          18,774
   Retained earnings                                                                    161,995         137,494
                                                                                     ----------      ----------
         Total shareholders' equity                                                   1,088,529       1,067,203
                                                                                     ----------      ----------
         Total liabilities and shareholders' equity                                  $3,294,313      $2,481,861
                                                                                     ==========      ==========

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

     Consolidated Statements of Income and Comprehensive Income (Unaudited)
         For the Three and Nine Months Ended September 30, 2004 and 2003

                    ($ in thousands, except per share data)

                                                                       Three Months Ended             Nine Months Ended
                                                                          September 30,                  September 30,
                                                                    ------------------------       ------------------------
                                                                      2004            2003            2004            2003
                                                                    ---------       --------       ---------       --------
Revenue:
   Net premiums earned                                              $ 383,090        272,265       1,014,999       $789,711
   Net investment income                                               21,429         14,780          58,290         42,414
   Net realized gains on investments                                    2,262          1,508           1,435          2,771
   Other income                                                         1,021            544           2,137          4,444
                                                                    ---------       --------       ---------       --------
         Total revenue                                                407,802        289,097       1,076,861        839,340
                                                                    ---------       --------       ---------       --------
Expenses:
   Losses and loss adjustment expenses                                384,724        157,208         736,159        452,813
   Acquisition expenses                                                81,271         60,408         232,886        172,503
   Operating expenses                                                  15,400         18,499          53,436         71,663
   Net foreign currency exchange (gains) losses                          (628)        (1,356)           (326)         3,456
   Interest expense                                                     2,322          2,444           6,952          7,150
                                                                    ---------       --------       ---------       --------
         Total expenses                                               483,089        237,203       1,029,107        707,585
                                                                    ---------       --------       ---------       --------
         Income (loss) before income tax expense (benefit)            (75,287)        51,894          47,754        131,755
Income tax expense (benefit)                                           (5,535)        14,077          12,893         36,747
                                                                    ---------       --------       ---------       --------
         Net income (loss)                                          $ (69,752)        37,817          34,861       $ 95,008
                                                                    =========       ========       =========       ========
Earnings per share:
   Basic earnings per share                                         $   (1.62)          0.88            0.81       $   2.21
   Diluted earnings per share                                       $   (1.62)          0.81            0.78       $   2.04

Comprehensive income (loss):
   Net income (loss)                                                $ (69,752)        37,817          34,861       $ 95,008
   Other comprehensive income:
     Net change in unrealized gains (losses) on
       available-for-sale securities, net of deferred taxes            31,147        (11,984)         (2,036)        16,008
     Cumulative translation adjustments, net of deferred taxes           (140)             -            (292)             -
                                                                    ---------       --------       ---------       --------
         Comprehensive income (loss)                                $ (38,745)        25,833          32,533       $111,016
                                                                    =========       ========       =========       ========
Shareholder dividends:
   Dividends declared                                               $   3,435          3,443          10,360       $ 10,323
   Dividends declared per share                                     $    0.08           0.08            0.24       $   0.24

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

     Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
              For the Nine Months Ended September 30, 2004 and 2003

                                ($ in thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                    -----------------------------
                                                                       2004              2003
                                                                    -----------       -----------
Preferred shares:
   Balances at beginning and end of period                          $         -       $         -
                                                                    -----------       -----------
Common shares:
   Balances at beginning of period                                          430               430
   Exercise of share options                                                  2                 -
   Issuance of common shares                                                  1                 -
   Purchase of common shares                                                 (3)                -
                                                                    -----------       -----------
         Balances at end of period                                          430               430
                                                                    -----------       -----------
Additional paid-in-capital:
   Balances at beginning of period                                      910,505           903,797
   Exercise of share options                                              5,834                 -
   Share based compensation                                               1,736             4,547
   Issuance of common shares                                              1,565               520
   Purchase of common shares                                             (9,982)                -
                                                                    -----------       -----------
         Balances at end of period                                      909,658           908,864
                                                                    -----------       -----------
Accumulated other comprehensive income (loss):
   Balances at beginning of period                                       18,774            10,581
   Net change in unrealized gains and losses on available-for-
     sale securities, net of deferred taxes                              (2,036)           16,008
   Net change in cumulative translation adjustments, net of
     deferred tax                                                          (292)                -
                                                                    -----------       -----------
         Balances at end of period                                       16,446            26,589
                                                                    -----------       -----------
Retained earnings:
   Balances at beginning of period                                      137,494             6,438
   Net income                                                            34,861            95,008
   Dividends paid to shareholders                                       (10,360)          (10,323)
                                                                    -----------       -----------
         Balances at end of period                                      161,995            91,123

                                                                    -----------       -----------
         Total shareholders' equity                                 $ 1,088,529       $ 1,027,006
                                                                    ===========       ===========

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                Consolidated Statement of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2004 and 2003

                                ($ in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 -------------------------
                                                                                   2004            2003
                                                                                 ---------       ---------
Operating Activities:
   Net income                                                                    $  34,861       $  95,008
   Adjustments to reconcile net income to cash used in operations:
     Depreciation and amortization                                                  15,676          16,524
     Net realized gains on investments                                              (1,435)         (2,771)
     Net foreign currency exchange (gains) losses                                     (326)          3,456
     Share based compensation                                                        1,736           4,547
     Trading securities activities                                                  13,026               -
     Changes in assets and liabilities:
       Increase in accrued investment income                                        (9,121)        (11,367)
       Increase in reinsurance premiums receivable                                (151,022)       (472,685)
       Decrease in amounts receivable from St. Paul                                      -          54,553
       Increase in funds held by ceding companies                                  (20,720)         (3,618)
       Increase in deferred acquisition costs                                      (62,693)        (39,730)
       Increase in net unpaid losses and loss adjustment expenses                  488,814         372,855
       Increase in net unearned premiums                                           234,382         160,735
       Increase (decrease) in reinsurance deposit liabilities                       17,511         (17,871)
       Increase (decrease) in ceded premiums payable                                (2,354)         10,505
       Increase in commissions payable                                              44,592         118,162
       Increase in funds withheld                                                   22,487               -
       Changes in other assets and liabilities                                      (2,051)         10,472
   Cash from St. Paul related to the November 1, 2002 assumption of
     liabilities on reinsurance contracts becoming effective in 2002                     -         108,336
   Other net                                                                          (193)              -
                                                                                 ---------       ---------
         Net cash provided by operating activities                                 623,170         407,111
                                                                                 ---------       ---------
Investing Activities:
   Proceeds from sale of available-for-sale fixed maturities                       307,551         346,782
   Proceeds from maturity or paydown of available-for-sale fixed maturities        117,117         114,006
   Acquisition of available-for-sale fixed maturities                             (916,443)       (996,129)
                                                                                 ---------       ---------
         Net cash used in investing activities                                    (491,775)       (535,341)
                                                                                 ---------       ---------
Financing Activities:
   Dividends paid to shareholders                                                  (10,360)        (10,323)
   Proceeds from exercise of share options                                           5,836               -
   Proceeds from issuance of common shares                                               -             520
   Purchase of common shares                                                        (9,985)              -
                                                                                 ---------       ---------
         Net cash used in financing activities                                     (14,509)         (9,803)
                                                                                 ---------       ---------
         Net increase (decrease) in cash and cash equivalents                      116,886        (138,033)
Cash and cash equivalents at beginning of period                                   105,461         281,486
                                                                                 ---------       ---------
Cash and cash equivalents at end of period                                       $ 222,347       $ 143,453
                                                                                 =========       =========
Supplemental disclosures of cash flow information:
   Income taxes paid                                                             $   2,533       $  25,797
   Interest paid                                                                 $   7,219       $   7,620

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Nine Months Ended September 30, 2004 and 2003

(1)   BASIS OF PRESENTATION

      The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Platinum Underwriters Holdings, Ltd. and its subsidiaries (the "Company"), including Platinum Re (UK) Limited ("Platinum UK"), Platinum Underwriters Bermuda, Ltd., Platinum Underwriters Reinsurance, Inc. ("Platinum US"), Platinum Underwriters Finance, Inc., Platinum Regency Holdings, and Platinum Administrative Services, Inc. All material inter-company transactions have been eliminated in preparing these consolidated financial statements. The condensed consolidated financial statements included in this report as of and for the three and nine months ended September 30, 2004 and 2003 are unaudited and include those adjustments, consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      In November 2002, Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") completed an initial public offering of 33,044,000 common shares. Concurrent with the public offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., ("St. Paul") and 3,960,000 common shares to RenaissanceRe Holdings Ltd. ("RenaissanceRe") in private placements. In addition to the common shares issued, the Company issued Equity Security Units, consisting of a contract to purchase common shares in 2005 and an ownership interest in a senior note due 2007. Also, concurrent with these transactions, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses ("LAE"), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the "Quota Share Retrocession Agreements"). St. Paul subsequently sold 6,000,000 common shares as described in Note (6).

Share Based Compensation

      The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees" ("SFAS 123") and Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148") effective January 1, 2003. SFAS 123 requires that the fair value of share options granted under the Company's share option plan subsequent to the adoption of SFAS 148 be amortized in earnings over the vesting periods. The fair value of the share options granted is determined through the use of an option-pricing model. SFAS 148 amends SFAS 123 and provides transitioning guidance for a voluntary adoption of FAS 123 as well as amends the disclosure requirements of SFAS 123. Prior to the adoption of SFAS 123, the Company elected to use the intrinsic value method of accounting for its share based

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

         For the Three and Nine Months Ended September 30, 2004 and 2003

awards granted to employees established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and continues to use the intrinsic method for share options granted in 2002. Under APB 25, if the exercise price of the Company's employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.

      Had the Company calculated and recorded compensation expense for all share option grants based on the "fair value" method described in SFAS 123, net income and earnings per share, net of tax, would have been the pro forma amounts for the three and nine months ended September 30, 2004 and 2003 as indicated below ($ in thousands, except per share data):

                                            Three Months Ended             Nine Months Ended
                                               September 30,                 September 30,
                                       --------------------------      -------------------------
                                          2004             2003          2004           2003
                                       ----------       ---------      ---------      ----------
Share based compensation expense:
   As reported                         $      649             208          1,736      $    4,547
   Pro forma                                1,855           1,798          5,200          13,273
Net income (loss):
   As reported                            (69,752)         37,817         34,861          95,008
   Pro forma                              (70,958)         36,227         31,397          86,282
Basic earnings per share:
   As reported                              (1.62)           0.88           0.81            2.21
   Pro forma                                (1.66)           0.84           0.72            2.01
Diluted earnings per share:
   As reported                              (1.62)           0.81           0.78            2.04
   Pro forma                           $    (1.66)           0.77           0.71      $     1.86

Reclassifications

      Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 presentation.

(2)   INVESTMENTS

      Investments classified as available-for-sale are carried at fair value as of the balance sheet date. Net change in unrealized investment gains for the nine months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                                                         Nine Months Ended
                                                           September 30,
                                                      ----------------------
                                                        2004          2003
                                                      -------       --------
Fixed maturities                                      $(3,261)      $ 20,913
Less - deferred taxes                                   1,225         (4,905)
                                                      -------       --------
         Net change in unrealized gains (losses)      $(2,036)      $ 16,008
                                                      -------       --------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

         For the Three and Nine Months Ended September 30, 2004 and 2003

      Gross unrealized gains and losses on available-for-sale fixed maturities as of September 30, 2004 were $24,764,000 and $5,327,000, respectively. The unrealized losses of fixed maturities available-for-sale are aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position and are as follows:

                                                              Unrealized
                                                 Fair Value      Loss
                                                 ----------   ----------
Less than twelve months:
U.S. Government and U.S. Government agencies      $ 79,185      $  367
Corporate bonds                                    253,295       2,570
Mortgage and asset backed securities                24,141         630
Municipal bonds                                     47,317         603
Foreign governments and states                      11,533          90
                                                  --------      ------
         Total                                     415,471       4,260
                                                  --------      ------
Twelve months or more:
U.S. Government and U.S. Government agencies        34,523         509
Corporate bonds                                     10,665         361
Redeemable preferred stocks                          3,553         197
                                                  --------      ------
         Total                                      48,741       1,067
                                                  --------      ------
Total of securities with unrealized losses:
U.S. Government and U.S. Government agencies       113,708         876
Corporate bonds                                    263,960       2,931
Mortgage and asset backed securities                24,141         630
Municipal bonds                                     47,317         603
Foreign governments and states                      11,533          90
Redeemable preferred stocks                          3,553         197
                                                  --------      ------
         Total                                    $464,212      $5,327
                                                  --------      ------

      Management believes that the unrealized losses on fixed maturities are related to interest rate changes and do not represent other credit impairments.

      Investments with a carrying value of $358,780,000 and cash and cash equivalents of $24,508,000 at September 30, 2004 were held in trust to secure liabilities under various reinsurance agreements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

         For the Three and Nine Months Ended September 30, 2004 and 2003

(3)   EARNINGS PER SHARE

      Following is a reconciliation of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2004 and 2003 ($ in thousands, except per share data):

                                                                        Weighted
                                                                         Average
                                                             Net         Shares      Earnings
                                                           Income      Outstanding   Per Share
                                                          --------     -----------   ---------
Three Months Ended September 30, 2004:
Basic loss per share:
   Loss available to common shareholders                  $(69,752)      43,127       $ (1.62)

Three Months Ended September 30, 2003:
Basic earnings per share:
   Income available to common shareholders                $ 37,817       43,022       $  0.88

Effect of dilutive securities:
   Share options                                                 -          767
   Interest expense related to Equity Security Units         1,628            -
   Common share conversion of Equity Security Units              -        5,087

Diluted earnings per share:
                                                          --------       ------
   Income available to common shareholders                $ 39,445       48,876       $  0.81
                                                          --------       ------
Nine Months Ended September 30, 2004:
Basic earnings per share:
   Income available to common shareholders                $ 34,861       43,186       $  0.81

Effect of dilutive securities:
   Share options                                                 -        2,227
   Interest expense related to Equity Security Units         4,577            -
   Common share conversion of Equity Security Units              -        5,009
Diluted earnings per share:
                                                          --------       ------
   Income available to common shareholders                $ 39,438       50,422       $   0.78
                                                          --------       ------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

         For the Three and Nine Months Ended September 30, 2004 and 2003

                                                                        Weighted
                                                                         Average
                                                             Net         Shares      Earnings
                                                           Income      Outstanding   Per Share
                                                          --------     -----------   ---------
Nine Months Ended September 30, 2003:
Basic earnings per share:
   Income available to common shareholders                $ 95,008       43,012       $   2.21

Effect of dilutive securities:
   Share options                                                 -          572
   Interest expense related to Equity Security Units         4,743            -
   Common share conversion of Equity Security Units              -        5,320
                                                          --------       ------
Diluted earnings per share:
   Income available to common shareholders                $ 99,751       48,904       $   2.04
                                                          --------       ------

(4)   OPERATING SEGMENT INFORMATION

      The Company conducts its worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets. This business includes property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss reinsurance treaties. The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, directors and officers liability, workers' compensation, casualty clash, automobile liability, trade credit and surety. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The Company focuses on providing such clients with customized solutions.

      In managing the Company's operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Segment underwriting income is reconciled to income before income tax expense (benefit). The measures used by management in evaluating the Company's operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the operating segments together with a reconciliation of underwriting income to income before income tax expense (benefit) for the three and nine months ended September 30, 2004 and 2003 ($ in thousands):

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

         For the Three and Nine Months Ended September 30, 2004 and 2003

                                                                  Property
                                                                 and Marine       Casualty     Finite Risk         Total
                                                                 ----------       --------     -----------      -----------
Three months ended September 30, 2004:
Net premiums written                                             $ 120,629        171,967        147,899        $   440,495
                                                                 ---------        -------        -------        -----------
Net premiums earned                                                135,430        156,512         91,148            383,090
Losses and LAE                                                     195,495        105,559         83,670            384,724
Acquisition expenses                                                20,834         38,935         21,502             81,271
Other underwriting expenses                                          5,956          5,617            661             12,234
                                                                 ---------        -------        -------        -----------
   Segment underwriting loss                                     $ (86,855)         6,401        (14,685)       $   (95,139)
                                                                 ---------        -------        -------
Corporate expenses not allocated to segments                                                                         (3,166)
Net foreign currency exchange gains                                                                                     628
Interest expense                                                                                                     (2,322)
Other income                                                                                                          1,021
Net investment income and net realized gains on investments                                                          23,691
                                                                                                                -----------
   Loss before income tax benefit                                                                               $   (75,287)
                                                                                                                -----------
Ratios:
   Losses and LAE                                                    144.4%          67.4%          91.8%             100.4%
   Acquisition expense                                                15.4%          24.9%          23.6%              21.2%
   Other underwriting expense                                          4.4%           3.6%           0.7%               3.2%
                                                                 ---------        -------        -------        -----------
         Combined                                                    164.2%          95.9%         116.1%             124.8%
                                                                 ---------        -------        -------        -----------
Three months ended September 30, 2003:
Net premiums written                                             $  77,114        134,991         69,211        $   281,316
                                                                 ---------        -------        -------        -----------
Net premiums earned                                                 81,113        106,298         84,854            272,265
Losses and LAE                                                      41,237         71,052         44,919            157,208
Acquisition expenses                                                 9,930         29,465         21,013             60,408
Other underwriting expenses                                          7,412          5,065          2,616             15,093
                                                                 ---------        -------        -------        -----------
   Segment underwriting income                                   $  22,534            716         16,306        $    39,556
                                                                 ---------        -------        -------
Corporate expenses not allocated to segments                                                                         (3,406)
Net foreign currency exchange gains                                                                                   1,356
Interest expense                                                                                                     (2,444)
Other income                                                                                                            544
Net investment income and net realized gains on investments                                                          16,288
                                                                                                                -----------
   Income before income tax expense                                                                             $    51,894
                                                                                                                -----------
Ratios:
   Losses and LAE                                                     50.8%          66.8%          52.9%              57.7%
   Acquisition expense                                                12.2%          27.7%          24.8%              22.2%
   Other underwriting expense                                          9.1%           4.8%           3.1%               5.5%
                                                                 ---------        -------        -------        -----------
         Combined                                                     72.1%          99.3%          80.8%              85.4%
                                                                 ---------        -------        -------        -----------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

         For the Three and Nine Months Ended September 30, 2004 and 2003

                                                                  Property
                                                                 and Marine       Casualty     Finite Risk         Total
                                                                 ----------       --------     -----------      -----------
Nine months ended September 30, 2004:
Net premiums written                                             $ 393,764        508,693        348,671        $ 1,251,128
                                                                 ---------        -------        -------        -----------
Net premiums earned                                                353,423        424,964        236,612          1,014,999
Losses and LAE                                                     285,047        293,734        157,378            736,159
Acquisition expenses                                                57,491        105,765         69,630            232,886
Other underwriting expenses                                         21,280         15,979          5,825             43,084
                                                                 ---------        -------        -------        -----------
   Segment underwriting income                                   $ (10,395)         9,486          3,779        $     2,870
                                                                 ---------        -------        -------
Corporate expenses not allocated to segments                                                                        (10,352)
Net foreign currency exchange gains                                                                                     326
Interest expense                                                                                                     (6,952)
Other income                                                                                                          2,137
Net investment income and net realized gains on investments                                                          59,725
                                                                                                                -----------
   Income before income tax expense                                                                             $    47,754
                                                                                                                -----------
Ratios:
   Losses and LAE                                                     80.7%          69.1%          66.5%              72.5%
   Acquisition expense                                                16.3%          24.9%          29.4%              22.9%
   Other underwriting expense                                          6.0%           3.8%           2.5%               4.2%
                                                                 ---------        -------        -------        -----------
         Combined                                                    103.0%          97.8%          98.4%              99.6%
                                                                 ---------        -------        -------        -----------
Nine months ended September 30, 2003:
Net premiums written                                             $ 278,369        381,005        289,277        $   948,651
                                                                 ---------        -------        -------        -----------
Net premiums earned                                                265,052        289,975        234,684            789,711
Losses and LAE                                                     135,292        199,489        118,032            452,813
Acquisition expenses                                                38,734         74,943         58,826            172,503
Other underwriting expenses                                         28,243         14,225          9,485             51,953
                                                                 ---------        -------        -------        -----------
   Segment underwriting income                                   $  62,783          1,318         48,341        $   112,442
                                                                 ---------        -------        -------
Corporate expenses not allocated to segments                                                                        (19,710)
Net foreign currency exchange losses                                                                                 (3,456)
Interest expense                                                                                                     (7,150)
Other income                                                                                                          4,444
Net investment income and net realized gains on investments                                                          45,185
                                                                                                                -----------
   Income before income tax expense                                                                             $   131,755
                                                                                                                -----------
Ratios:
   Losses and LAE                                                     51.0%          68.8%          50.3%              57.3%
   Acquisition expense                                                14.6%          25.8%          25.1%              21.8%
   Other underwriting expense                                         10.7%           4.9%           4.0%               6.6%
                                                                 ---------        -------        -------        -----------
         Combined                                                     76.3%          99.5%          79.4%              85.7%
                                                                 ---------        -------        -------        -----------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

         For the Three and Nine Months Ended September 30, 2004 and 2003

(5)   HURRICANES CHARLEY, FRANCES, IVAN AND JEANNE

      In late August and September of 2004, there were four significant named hurricanes, Charley, Frances, Ivan and Jeanne (the "Hurricanes"), that caused severe damage in the Caribbean and the southeast United States. As a result of losses arising from these catastrophic events, certain reinsurance contracts generated additional premiums. Further, previously accrued profit commissions for certain reinsurance contracts were reduced.

      The aggregate adverse impact on net income of the Company for the three months and nine months ended September 30, 2004 from the Hurricanes is summarized as follows ($ in thousands):

Gross losses                                               $ 186,457
Less:
   Additional premiums earned                                (19,895)
   Profit commissions                                        (10,350)
                                                           ---------
         Net adverse impact before income tax benefit        156,212
Income tax benefit                                           (11,403)
                                                           ---------
         Net adverse impact after income tax benefit       $ 144,809
                                                           ---------

(6)   SHELF REGISTRATION STATEMENT AND SALE OF COMMON SHARES BY ST. PAUL

      The Company has filed an unallocated universal shelf registration statement with the Securities and Exchange Commission ("SEC"), which the SEC declared effective on April 5, 2004. The securities registered under the shelf registration statement for possible future sales include up to $750,000,000 of common shares, preferred shares and various types of debt securities. The registration statement included common shares held by St. Paul and RenaissanceRe and common shares issuable upon exercise of options owned by St. Paul and RenaissanceRe. On June 25, 2004, the Company announced St. Paul's intent to sell 6,000,000 of the Company's common shares in an underwritten public offering, which was effected pursuant to a prospectus supplement to the shelf registration statement dated June 28, 2004 and completed on June 30, 2004. The Company did not sell any common shares in the offering and did not receive any proceeds from the sale of the common shares by St Paul. St. Paul continues to hold an option to acquire 6,000,000 common shares of the Company. The 6,000,000 common shares sold by St. Paul amounted to $177,330,000 of the securities registered under the $750,000,000 shelf registration statement.

(7)   COMPANY COMMON SHARE BUYBACK

      On August 4, 2004, the board of directors of the Company approved a plan to purchase up to $50,000,000 of its common shares. During the three months ended September 30, 2004 the Company purchased 349,700 of its common shares in the open market at an aggregate amount of $9,985,000 at a weighted average price of $28.55 per share. The shares purchased by the Company were canceled.

(8)   SUBSEQUENT EVENT

      Effective January 1, 2004, Platinum US and Platinum UK entered into an excess-of-loss retrocessional contract that provided the Company with up to $100 million of coverage. Premiums ceded under this contract vary depending on the amount of the ceded losses under the contract and the severity of individual loss events on the insurance industry. The Company evaluated the Hurricane losses and the effect of the contract on the Company's results of operations for the quarter ended September 30, 2004 and commuted the contract effective November 8, 2004. Results for the three and nine months ended September 30, 2004 do not reflect any benefit from the contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

      In November 2002, Platinum Holdings completed an initial public offering of 33,044,000 common shares. Concurrent with the public offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., ("St. Paul"), and 3,960,000 common shares to RenaissanceRe Holdings Ltd. ("RenaissanceRe") in private placements. In addition to the common shares issued, the Company issued Equity Security Units, consisting of a contract to purchase common shares in 2005 and an ownership interest in a senior note due 2007. Also, concurrent with these transactions, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses ("LAE"), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the "Quota Share Retrocession Agreements"). St. Paul subsequently sold its 6,000,000 common shares.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 as Compared with the Three Months Ended September 30, 2003

      Net income (loss) for the three months ended September 30, 2004 and 2003 was as follows ($ in thousands):

                    Three Months Ended September 30,
                    --------------------------------
                      2004                     2003            Decrease
                    ---------                 ------           ----------
Net income (loss)   $(69,752)                 37,817           $(107,569)

      The net loss in 2004 as compared with net income in 2003 is attributable to the decline in underwriting income of $134,695,000, due primarily to the combination of four significant named hurricanes, Charley, Frances, Ivan and Jeanne (the "Hurricanes"), causing severe damage in the Caribbean and the southeast United States. Partially offsetting the loss from the Hurricanes was improved underwriting income from growth of profitable business in all segments. Net income in 2004 as compared with 2003 was also impacted by an increase in investment income of $6,649,000, a decline in operating expenses of $3,099,000, and a reduction in income tax expense of $19,612,000 in 2004.

      The aggregate adverse impact on net income of the Company for the three months and nine months ended September 30, 2004 from the Hurricanes is summarized as follows:

Gross losses                                              $ 186,457
Less:
   Additional premiums earned                               (19,895)
   Profit commissions                                       (10,350)
                                                          ---------
         Net impact on underwriting                         156,212
Income tax benefit                                          (11,403)
                                                          ---------
         Net adverse impact after income tax benefit      $ 144,809
                                                          ---------

      Net premiums written and net premiums earned for the three months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                           Three Months Ended September 30,
                           --------------------------------
                             2004                     2003           Increase
                           --------                 -------          --------
Net premiums written       $440,495                 281,316          $159,179
Net premiums earned        $383,090                 272,265          $110,825

      The increase in net premiums written in 2004 is attributable to growth in all segments. The increase in net premium earned is related to the growth in current and prior periods' net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

      Net investment income for the three months ended September 30, 2004 and 2003 was $21,429,000 and $14,780,000, respectively. Net investment income increased in 2004 primarily due to increased invested assets attributable to positive cash flow from operations. Net realized gains on investments of $2,262,000 and $1,508,000 for the three months ended September 30, 2004 and 2003, respectively, were the result of investment sales activity to manage the credit quality and duration of the investment portfolio.

      Other income for the three months ended September 30, 2004 and 2003 was $1,021,000 and $544,000, respectively. Other income includes net earnings on several reinsurance contracts in the Finite Risk segment that are accounted for as deposits. Other income in the three months ended September 30, 2004 also includes $629,000 of net unrealized losses relating to changes in the fair value of approximately $80,000,000 of fixed maturities classified as trading at September 30, 2004. There were no fixed maturities classified as trading and no unrealized gains or losses included in other income for the three months ended September 30, 2003.

      Net foreign currency exchange gains for the three months ended September 30, 2004 and 2003 were $628,000 and $1,356,000, respectively. Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in foreign currencies. The principal foreign currencies re-valued into U.S. dollars are the British pound and euros. The reduction in foreign currency exchange volatility in 2004 as compared with 2003 is due to steps taken to manage exposures to foreign currency exchange rate fluctuations by holding invested assets in the same foreign currencies in which the related net insurance assets and liabilities are denominated.

      Losses and LAE and the resulting loss ratios for the three months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                             Three Months Ended September 30,
                             --------------------------------
                                2004                  2003           Increase
                             ----------              -------       ------------
Losses and LAE               $  384,724              157,208       $    227,516
Losses and LAE ratio              100.4%                57.7%       42.7 points

      The increase in gross losses and LAE and related ratio in 2004 as compared with 2003 is due primarily to losses of approximately $186,457,000 from the Hurricanes, as compared with the low level of catastrophe losses in 2003. The increase in losses and LAE in 2004 is also attributable to the growth in business in all segments . Favorable loss development, primarily in the Property and Marine segment, in 2004 and 2003 amounted to $16,100,000 and $16,000,000, respectively.

      Acquisition expenses and resulting acquisition expense ratios for the three months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                                 Three Months Ended September 30,
                                 --------------------------------          Increase
                                    2004                    2003          (Decrease)
                                 ---------                 ------        -------------
Acquisition expenses             $  81,271                 60,408        $      20,863
Acquisition expense ratio             21.2%                  22.2%        (1.0) points

      The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2004 as compared with 2003. The decrease in the acquisition expense ratio in 2004 as compared with 2003 is primarily due to changes in the mix of business.

      Operating expenses for the three months ended September 30, 2004 and 2003 were $15,400,000 and $18,499,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. Operating expenses for the three months ended September 30, 2003 include approximately $1,363,000 of various non-recurring start-up related costs.

      Interest expense for the three months ended September 30, 2004 and 2003 was $2,322,000 and $2,444,000, respectively, and relates to the Company's Equity Security Units, which are classified as debt obligations on the Company's balance sheet.

      Income tax expense (benefit) and the effective income tax rate for the three months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                                    Three Months Ended September 30,
                                    --------------------------------
                                      2004                    2003           Decrease
                                    --------                 -------         ---------
Income tax expense (benefit)        $ (5,535)                14,077          $(19,612)
Effective income tax rate                7.4%                  27.1%

      The income tax benefit in 2004 as compared with the income tax expense in 2003 is the result of losses from the Hurricanes in the three months ended September 30, 2004, of which approximately 80% was incurred by Platinum Bermuda, which is not subject to corporate income tax. During the three months ended September 30, 2004 and as a result of losses from the Hurricanes, management revised its estimate of the annual effective tax rate for 2004 to 27%.

Nine Months Ended September 30, 2004 as Compared with the Nine Months Ended September 30, 2003

      Net income for the nine months ended September 30, 2004 and 2003 was as follows ($ in thousands):

                Nine Months Ended September 30,
                -------------------------------
                  2004                    2003           Decrease
                -------                  ------          ---------
Net income      $34,861                  95,008          $(60,147)

      The 63.3% decrease in net income in 2004 from 2003 is principally attributable to the decline in underwriting income of $109,572,000 due to the Hurricanes. The aggregate adverse impact on underwriting results for the nine months ended September 30, 2004 from the Hurricanes is approximately $156,212,000. Partially offsetting the loss from the Hurricanes was growth of profitable business in all segments. Favorable development of losses was $40,000,000 and $49,200,000 in 2004 and 2003, respectively. Net income in 2004 as compared with 2003 was also impacted by an increase in investment income of $15,876,000, a decline in operating expenses of $18,227,000, and a reduction in income tax expense of $23,854,000 in 2004.

      Net premiums written and net premiums earned for the nine months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                            Nine Months Ended September 30,
                            -------------------------------
                               2004                  2003            Increase
                            ----------              -------          --------
Net premiums written        $1,251,128              948,651          $302,477
Net premiums earned         $1,014,999              789,711          $225,288

      The increase in net premiums written and earned in 2004 as compared with 2003 is attributable to growth in all segments, and includes approximately $19,895,000 of additional premiums related to losses arising from the Hurricanes. The increase in net premiums earned is related to the growth in current and prior periods' net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

      Net investment income for the nine months ended September 30, 2004 and 2003 was $58,290,000 and $42,414,000, respectively. Net investment income increased during 2004 primarily due to increased invested assets attributable to positive cash flow from operations, excluding trading securities activities, of $610,144,000. Net realized gains on investments of $1,435,000 and $2,771,000 for the nine months ended September 30, 2004 and 2003, respectively, were the result of investment sale activity to manage the credit quality, duration and diversity of the investment portfolio.

      Other income for the nine months ended September 30, 2004 and 2003 was $2,137,000 and $4,444,000, respectively. Other income for the nine months ended September 30, 2004 includes $220,000 of net unrealized gains relating to changes in fair value of fixed maturities classified as trading, $565,000 of earnings on reinsurance contracts accounted for as deposits and a gain of $1,000,000 on the sale of assets. There were no fixed maturities classified as trading or unrealized gains or losses included in other income for the nine months ended September 30, 2003. Other income for the nine months ended September 30, 2003 represents earnings on reinsurance contracts accounted for as deposits. Earnings on reinsurance contracts accounted for as deposits decreased in 2004 as compared with 2003 due to fewer reinsurance contracts accounted for as deposits.

      Net foreign currency exchange gains (losses) for the nine months ended September 30, 2004 and 2003 were $326,000 and ($3,456,000), respectively. Gains and losses result from the re-valuation into U.S. dollars of insurance related assets and liabilities as well as invested assets denominated in foreign currencies. The reduction in foreign currency exchange volatility in 2004 as compared with 2003 is due to actions taken to manage exposures to foreign currency exchange rate fluctuations, including holding invested assets in the same foreign currencies in which the related net insurance assets and liabilities are denominated.

      Losses and LAE and the resulting loss ratios for the nine months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                              Nine Months Ended September 30,
                              -------------------------------
                                 2004                 2003             Increase
                              ----------             -------         ------------
Losses and LAE                $  736,159             452,813         $    283,346
Losses and LAE ratio                72.5%               57.3%         15.2 points

      The increase in losses and LAE in 2004 as compared with 2003 is due primarily to gross losses of approximately $186,457,000 from the Hurricanes as well as the growth in business in all segments. The increase in the loss ratio in 2004 as compared with 2003 is due primarily to losses from the Hurricanes in 2004. Also contributing to the increase in the loss ratio in 2004 was favorable development of $44,600,000 in 2004 as compared with $49,200,000 in 2003.

      Acquisition expenses and resulting acquisition expense ratios for the nine months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                               Nine Months Ended September 30,
                               -------------------------------
                                  2004                   2003          Increase
                               ----------              -------        -----------
Acquisition expenses           $  232,886              172,503        $    60,383
Acquisition expense ratio            22.9%                21.8%        1.1 points

      The increase in acquisition expenses in 2004 as compared with 2003 is consistent with the growth in business in all segments, partially offset by reductions in profit commissions resulting from losses from the Hurricanes. The increase in the acquisition expense ratio in 2004 as compared with 2003 is primarily due to changes in the mix of business.

      Operating expenses for the nine months ended September 30, 2004 and 2003 were $53,436,000 and $71,663,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. Operating expenses in 2003 include a charge for $9.4 million for the payment to and share option expense of the Company's former chief executive officer as well as various start-up costs of approximately $6,000,000 that are not recurring in 2004.

      Interest expense for the nine months ended September 30, 2004 and 2003 was $6,952,000 and $7,150,000, respectively, and relates to the Company's Equity Security Units, which are classified as debt obligations on the Company's balance sheet.

      Income tax expense and the effective income tax rate for the nine months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                             Nine Months Ended September 30,
                             -------------------------------
                                2004                   2003          Decrease
                             ----------               ------      --------------
Income tax expense           $   12,893               36,747      $     (23,854)
Effective income tax rate          27.0%                27.9%      (0.9) points

      The decrease in the effective income tax rate in 2004 as compared with 2003 is the result of Platinum Bermuda providing an increasing proportion of income before income tax expense. Additionally, the effective tax rate in 2003 reflects expenses related to the severance payment to and share option expense of the Company's former chief executive officer that were incurred by Platinum Holdings, which has no corporate income tax, thereby increasing the 2003 effective tax rate.

SEGMENT INFORMATION

      The Company conducts its worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. In managing the Company's operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Segment underwriting income is reconciled to income before income tax expense (benefit). The measures used by management in evaluating the Company's operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments for the three and nine months ended September 30, 2004 and 2003 ($ in thousands):

                                                               Property
                                                              and Marine       Casualty      Finite Risk        Total
                                                              -----------      --------      -----------     -----------
Three months ended September 30, 2004:
Net premiums written                                          $   120,629       171,967        147,899       $   440,495
                                                              -----------       -------        -------       -----------
Net premiums earned                                               135,430       156,512         91,148           383,090
Losses and LAE                                                    195,495       105,559         83,670           384,724
Acquisition expenses                                               20,834        38,935         21,502            81,271
Other underwriting expenses                                         5,956         5,617            661            12,234
                                                              -----------       -------        -------       -----------
  Segment underwriting income (loss)                          $   (86,855)        6,401        (14,685)      $   (95,139)
                                                              -----------       -------        -------
Corporate expenses not allocated to segments                                                                      (3,166)
Net foreign currency exchange gains                                                                                  628
Interest expense                                                                                                  (2,322)
Other income                                                                                                       1,021
Net investment income and net realized gains on investments                                                       23,691
                                                                                                             -----------
  Loss before income tax benefit                                                                             $   (75,287)
                                                                                                             -----------
Ratios:
  Losses and LAE                                                    144.4%         67.4%          91.8%            100.4%
  Acquisition expense                                                15.4%         24.9%          23.6%             21.2%
  Other underwriting expense                                          4.4%          3.6%           0.7%              3.2%
                                                              -----------       -------        -------       -----------
        Combined                                                    164.2%         95.9%         116.1%            124.8%
                                                              -----------       -------        -------       -----------
Three months ended September 30, 2003:
Net premiums written                                          $    77,114       134,991         69,211       $   281,316
                                                              -----------       -------        -------       -----------
Net premiums earned                                                81,113       106,298         84,854           272,265
Losses and LAE                                                     41,237        71,052         44,919           157,208
Acquisition expenses                                                9,930        29,465         21,013            60,408
Other underwriting expenses                                         7,412         5,065          2,616            15,093
                                                              -----------       -------        -------       -----------
  Segment underwriting income                                 $    22,534           716         16,306       $    39,556
                                                              -----------       -------        -------
Corporate expenses not allocated to segments                                                                      (3,406)
Net foreign currency exchange gains                                                                                1,356
Interest expense                                                                                                  (2,444)
Other income                                                                                                         544
Net investment income and net realized gains on investments                                                       16,288
                                                                                                             -----------
  Income before income tax expense                                                                           $    51,894
                                                                                                             -----------
Ratios:
  Losses and LAE                                                     50.8%         66.8%          52.9%             57.7%
  Acquisition expense                                                12.2%         27.7%          24.8%             22.2%
  Other underwriting expense                                          9.1%          4.8%           3.1%              5.5%
                                                              -----------       -------        -------       -----------
        Combined                                                     72.1%         99.3%          80.8%             85.4%
                                                              -----------       -------        -------       -----------

                                                               Property
                                                              and Marine       Casualty      Finite Risk        Total
                                                              -----------      --------      -----------     -----------
Nine months ended September 30, 2004:
Net premiums written                                          $   393,764       508,693        348,671       $ 1,251,128
                                                              -----------       -------        -------       -----------
Net premiums earned                                               353,423       424,964        236,612         1,014,999
Losses and LAE                                                    285,047       293,734        157,378           736,159
Acquisition expenses                                               57,491       105,765         69,630           232,886
Other underwriting expenses                                        21,280        15,979          5,825            43,084
                                                              -----------       -------        -------       -----------
  Segment underwriting income (loss)                          $   (10,395)        9,486          3,779       $     2,870
                                                              -----------       -------        -------
Corporate expenses not allocated to segments                                                                     (10,352)
Net foreign currency exchange gains                                                                                  326
Interest expense                                                                                                  (6,952)
Other income                                                                                                       2,137
Net investment income and net realized gains on investments                                                       59,725
                                                                                                             -----------
  Income before income tax expense                                                                           $    47,754
                                                                                                             -----------
Ratios:
  Losses and LAE                                                     80.7%         69.1%          66.5%             72.5%
  Acquisition expense                                                16.3%         24.9%          29.4%             22.9%
  Other underwriting expense                                          6.0%          3.8%           2.5%              4.2%
                                                              -----------       -------        -------       -----------
        Combined                                                    103.0%         97.8%          98.4%             99.6%
                                                              -----------       -------        -------       -----------
Nine months ended September 30, 2003:
Net premiums written                                          $   278,369       381,005        289,277       $   948,651
                                                              -----------       -------        -------       -----------
Net premiums earned                                               265,052       289,975        234,684           789,711
Losses and LAE                                                    135,292       199,489        118,032           452,813
Acquisition expenses                                               38,734        74,943         58,826           172,503
Other underwriting expenses                                        28,243        14,225          9,485            51,953
                                                              -----------       -------        -------       -----------
  Segment underwriting income                                 $    62,783         1,318         48,341       $   112,442
                                                              -----------       -------        -------
Corporate expenses not allocated to segments                                                                     (19,710)
Net foreign currency exchange losses                                                                              (3,456)
Interest expense                                                                                                  (7,150)
Other income                                                                                                       4,444
Net investment income and net realized gains on investments                                                       45,185
                                                                                                             -----------
  Income before income tax expense                                                                           $   131,755
                                                                                                             -----------
Ratios:
  Losses and LAE                                                     51.0%         68.8%          50.3%             57.3%
  Acquisition expense                                                14.6%         25.8%          25.1%             21.8%
  Other underwriting expense                                         10.7%          4.9%           4.0%              6.6%
                                                              -----------       -------        -------       -----------
        Combined                                                     76.3%         99.5%          79.4%             85.7%
                                                              -----------       -------        -------       -----------

      PROPERTY AND MARINE

      The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets. This business includes property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss reinsurance treaties. This operating segment generated 27.4% of the Company's net premiums written for the three months ended September 30, 2004 and 2003 and 31.5% and 29.3% of the Company's net premiums written for the nine months ended September 30, 2004 and 2003, respectively.

Three Months Ended September 30, 2004 as Compared with the Three Months Ended September 30, 2003

      Net premiums written and net premiums earned for the three months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                       Three Months Ended September 30,
                       --------------------------------
                         2004                     2003             Increase
                       --------                  ------            --------
Net premiums written   $120,629                  77,114            $ 43,515
Net premiums earned    $135,430                  81,113            $ 54,317

      Net premiums written and earned increased in 2004, as compared with 2003, due to growth across all property classes. The increase in net premiums written is the result of a more efficient use of catastrophe capacity through enhanced modeling capabilities, an increase of property pro-rata business and a transfer of catastrophe capacity from the Finite Risk segment to the Property and Marine segment. Net premiums written and earned also include approximately $13,000,000 of additional premiums related to losses arising from the Hurricanes.

      Losses and LAE and the resulting loss ratios for the three months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                       Three Months Ended September 30,
                       --------------------------------
                         2004                     2003           Increase
                       --------                  ------        -------------
Losses and LAE         $195,495                  41,237        $    154,258
Losses and LAE ratio      144.4%                   50.8%        93.6 points

      The increase in losses and LAE and the related losses and LAE ratio in 2004 is due to gross losses of $147,403,000 from the Hurricanes as compared with the low level of catastrophe losses in 2003. Partially offsetting losses and LAE in 2004 was approximately $15,000,000 of favorable development of prior years' unpaid losses and LAE as compared with approximately $12,400,000 of favorable development in 2003. During 2004 and 2003, actual reported losses were significantly less than expected for the short-tailed property lines resulting in reductions in estimated ultimate losses.

      Acquisition expenses and resulting acquisition expense ratios for the three months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                             Three Months Ended September 30,
                             --------------------------------
                               2004                     2003            Increase
                             --------                  ------         ------------
Acquisition expenses         $ 20,834                   9,930         $    10,904
Acquisition expense ratio        15.4%                   12.2%         3.2 points

      The increase in acquisition expenses in 2004 as compared with 2003 is consistent with the growth in business. The increase in the acquisition expense ratio is primarily due to profit commissions and changes in the mix of business.

      Other underwriting expenses for the three months ended September 30, 2004 and 2003 were $5,956,000 and $7,412,000, respectively, and represent costs such as salaries, rent and like items. The decrease in other underwriting expenses is due to cost reductions in the Property and Marine segment including non-recurring start-up costs incurred in 2003. Other underwriting expenses for the three months ended September 30, 2004 and 2003 include fees of $993,000 and $748,000, respectively, relating to the Services and Capacity Reservation Agreement dated November 1, 2002 with RenaissanceRe, (the "RenRe Agreement"), that provides for a periodic review of aggregate property catastrophe exposures by RenaissanceRe.

Nine Months Ended September 30, 2004 as Compared with the Nine Months Ended September 30, 2003

      Net premiums written and net premiums earned for the nine months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                       Nine Months Ended September 30,
                       -------------------------------
                         2004                   2003              Increase
                       --------                -------           ---------
Net premiums written   $393,764                278,369           $ 115,395
Net premiums earned    $353,423                265,052           $  88,371

      The increase in net premiums written and earned in 2004 as compared with 2003 is the result of a more efficient use of catastrophe capacity through enhanced modeling capabilities, an increase of property pro-rata business and a transfer of catastrophe capacity from the Finite Risk segment to the Property and Marine segment. Net premiums written and earned also include approximately $13,000,000 of additional premiums related to losses arising from the Hurricanes.

         Losses and LAE and the resulting loss ratios for the nine months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                       Nine Months Ended September 30,
                       -------------------------------
                         2004                   2003           Increase
                       --------                -------       ------------
Losses and LAE         $285,047                135,292       $    149,755
Losses and LAE ratio       80.7%                  51.0%       29.7 points

         The increase in losses and LAE and the related losses and LAE ratio in 2004 is due to gross losses of $147,403,000 from the Hurricanes as compared with the low level of catastrophe losses in 2003. Partially offsetting the increased losses and LAE relating to the Hurricanes is approximately $38,200,000 of favorable development of prior years' unpaid losses and LAE as compared with approximately $23,200,000 of favorable development in 2003. During 2004 and 2003, actual reported losses were significantly less than expected for the short-tailed property lines resulting in reductions in estimated ultimate losses.

         Acquisition expenses and resulting acquisition expense ratios for the nine months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                             Nine Months Ended September 30,
                             -------------------------------
                               2004                    2003            Increase
                             --------                 ------         ------------
Acquisition expenses         $ 57,491                 38,734         $    18,757
Acquisition expense ratio        16.3%                  14.6%         1.7 points

      The increase in acquisition expenses in 2004 as compared with 2003 is consistent with the growth in business in the segment. The increase in the acquisition expense ratio is due to profit commissions and changes in the mix of business.

      Other underwriting expenses for the nine months ended September 30, 2004 and 2003 were $21,280,000 and $28,243,000, respectively. The decrease in other underwriting expenses is due to cost reductions in the Property and Marine segment including various non recurring start-up costs incurred in

2003. Other underwriting expenses for the nine months ended September 30, 2004 and 2003 include fees of $4,641,000 and $4,475,000, respectively, relating to the RenRe Agreement.

      CASUALTY

      The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, directors and officers liability, workers' compensation, casualty clash, automobile liability, surety and trade credit. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. This operating segment generated 39.0% and 48.0% of the Company's net premiums written for the three months ended September 30, 2004 and 2003, respectively. This operating segment generated 40.6% and 40.2% of the Company's net premiums written for the nine months ended September 30, 2004 and 2003, respectively.

Three Months Ended September 30, 2004 as Compared with the Three Months Ended September 30, 2003

      Net premiums written and net premiums earned for the three months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                       Three Months Ended September 30,
                       --------------------------------
                         2004                    2003             Increase
                       --------                 -------           ---------
Net premiums written   $171,967                 134,991           $  36,976
Net premiums earned    $156,512                 106,298           $  50,214

      The increase in premiums written is due to the growth in contracts bound in both 2003 and 2004 that together generate net premiums written in 2004. In response to market conditions, the Company previously increased its involvement in the directors and officers and umbrella lines of business. The Company continues to expand its treaty participation with existing clients and form new client relationships. Additionally, in 2004 the Company expanded its participation in surety and trade credit business. The Company continues to maintain its underwriting discipline and, in response to deteriorating market conditions in the directors and officers liability line of business, has begun to significantly decrease its involvement in that line of business.

      Losses and LAE and the resulting loss ratios for the three months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                       Three Months Ended September 30,
                       --------------------------------
                         2004                     2003            Increase
                       --------                  ------         ------------
Losses and LAE         $105,559                  71,052         $    34,507
Losses and LAE ratio       67.4%                   66.8%         0.6 points

      The increase in losses and LAE in 2004 as compared with 2003 is consistent with the growth in business. The resulting loss ratios in 2004 and 2003 are comparable. The increase in the loss ratio in 2004 is due to changes in the mix of business toward lines with higher loss ratios and lower acquisition expense ratios.

      Acquisition expenses and resulting acquisition expense ratios for the three months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                              Three Months Ended September 30,
                              --------------------------------          Increase
                                2004                     2003          (Decrease)
                              ---------                 ------        -------------
Acquisition expenses          $  38,935                 29,465        $       9,470
Acquisition expense ratio          24.9%                  27.7%        (2.8) points

      The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2004 as compared with 2003. The decrease in acquisition expense ratio in 2004 is due to changes in the mix of business toward lines with higher loss ratios and lower acquisition expense ratios.

      Other underwriting expenses for the three months ended September 30, 2004 and 2003 were $5,617,000 and $5,065,000, respectively, and represent costs such as salaries, rent and like items. The resulting other underwriting expense ratios for the three months ended September 30, 2004 and 2003 were 3.6% and 4.8%, respectively. The decrease in the ratio in 2004 as compared with 2003 is due primarily to the increase in net premiums earned.

Nine Months Ended September 30, 2004 as Compared with the Nine Months Ended September 30, 2003

      Net premiums written and net premiums earned for the nine months ended September 30, 2004 and 2003 were as follows ($ in thousands):


                              Nine Months Ended September 30,
                              -------------------------------
                                2004                   2003           Increase
                              ---------               -------         ---------
Net premiums written          $ 508,693               381,005          $127,688
Net premiums earned           $ 424,964               289,975          $134,989

      The increase in premiums written and earned is due to the growth in contracts bound in both 2003 and 2004 that together generate net premiums written in 2004. In response to market conditions, the Company previously increased its involvement in the directors and officers and umbrella lines of business. The Company continues to expand its treaty participation with existing clients and form new client relationships. The Company continues to maintain its underwriting discipline and, in response to deteriorating market conditions in the directors and officers liability line of business, has begun to significantly decrease its involvement in that line . Additionally, in 2004 the Company expanded its participation in surety and trade credit business. Offsetting these increases were revisions of estimates of Casualty premiums that resulted in reductions of net premiums written in 2004 of approximately $16,300,000 and a reduction in net premiums earned in 2004 of approximately $10,800,000. The net effect of the revisions of estimates on underwriting income, after related reductions in losses, LAE and acquisitions expenses, was not material. The increase in net premium earned is related to the growth in current and prior periods' net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

      Losses and LAE and the resulting loss ratios for the nine months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                              Nine Months Ended September 30,
                              -------------------------------
                                2004                    2003            Increase
                              ---------               -------          -----------
Losses and LAE                $ 293,734               199,489          $    94,245
Losses and LAE ratio               69.1%                 68.8%          0.3 points

      The increase in losses and LAE in 2004 as compared with 2003 is consistent with the growth in net premiums earned. The resulting losses and LAE ratios in 2004 and 2003 are comparable. Improvements in the loss ratio in 2004, due to increased profitability of the 2003 and 2004 underwriting years over the 2002 underwriting year, were offset by adverse development in the U.K. Motor class. In addition, losses and LAE in 2004 include losses arising from the partial collapse of the new airport terminal in Paris, France.

      Acquisition expenses and resulting acquisition expense ratios for the nine months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                              Nine Months Ended September 30,
                              -------------------------------
                                2004                    2003            Increase
                              ---------               -------         ------------
Acquisition expenses          $ 105,765               74,943          $      30,822
Acquisition expense ratio          24.9%                25.8%          (0.9) points

      The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2004 as compared with 2003. The decrease in acquisition expense ratios for the nine months ended September 30, 2004 and 2003 is due to changes in the mix of business toward lines with higher loss ratios and lower acquisition expense ratios.

      Other underwriting expenses for the nine months ended September 30, 2004 and 2003 were $15,979,000 and $14,225,000, respectively. The resulting other underwriting expense ratios for the nine months ended September 30, 2004 and 2003 were 3.8% and 4.9%, respectively. The decrease in the ratio in 2004 as compared with 2003 is due primarily to the increase in net premiums earned.

      FINITE RISK

      The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The Company focuses on providing such clients with customized solutions. This operating segment generated 33.6% and 24.6% of the Company's net premiums written for the three months ended September 30, 2004 and 2003, respectively. This operating segment generated 27.9% and 30.5% of the Company's net premiums written for the nine months ended September 30, 2004 and 2003, respectively. For this segment, the Company believes it is especially important to evaluate the overall combined ratio, rather than its component parts of loss and expense ratios.

Three Months Ended September 30, 2004 as Compared with the Three Months Ended September 30, 2003

      Net premiums written and net premiums earned for the three months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                              Three Months Ended September 30,
                              --------------------------------
                                2004                     2003           Increase
                              ---------                 ------          --------
Net premiums written          $ 147,899                 69,211           $78,688
Net premiums earned           $  91,148                 84,854           $ 6,294

      The Finite Risk portfolio consists of a small number of contracts that can be large in premium size and are written on an intermittent basis. Consequently, net premiums written can be expected to vary significantly from period to period. The increase in net premiums written for the three months ended September 30, 2004 is due primarily to several capped quota share contracts written in the current year.

Net premium earned is related to current and prior periods' net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

      Losses and LAE, acquisition expenses and the resulting ratios for the three months ended September 30, 2004 and 2003 were as follows ($ in thousands):


                                           Three Months Ended September 30,
                                           --------------------------------            Increase
                                             2004                     2003            (decrease)
                                           ----------                ------         -------------
Losses and LAE                             $   83,670                 44,919        $      38,751
Losses and LAE ratio                             91.8%                  52.9%         38.9 points

Acquisition expenses                       $   21,502                 21,013        $         489
Acquisition expense ratio                        23.6%                  24.8%        (1.2) points

Losses, LAE and acquisition expenses       $  105,172                 65,932        $      39,240
Losses, LAE and acquisition expense ratio       115.4%                  77.7%         37.7 points

      The increase in losses, LAE and acquisition expenses and the losses, LAE and acquisition expense ratio in 2004 as compared with 2003 is due to gross losses of $39,054,000 from the Hurricanes, partially offset by a reduction in profit commissions of $10,350,000. There were no catastrophe losses in 2003. The increase in the loss ratio in 2004 is also partly attributable to favorable loss development in 2003 of approximately $4,000,000. Overall, the current Finite Risk book of business has a greater proportion of lower risk and lower margin capped quota share contracts and a lower proportion of higher margin catastrophe contracts than in 2003.

      Other underwriting expenses for the three months ended September 30, 2004 and 2003 were $661,000 and $2,616,000, respectively, and represent costs such as salaries, rent and like items. The decrease in other underwriting expenses is due to cost reductions in the Finite Risk segment as well as various non-recurring start-up costs incurred in 2003.

Nine Months Ended September 30, 2004 as Compared with the Nine Months Ended September 30, 2003

      Net premiums written and net premiums earned for the nine months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                                       Nine Months Ended September 30,
                                       -------------------------------
                                         2004                   2003          Increase
                                       --------                -------        --------
Net premiums written                   $348,671                289,277        $59,394
Net premiums earned                    $236,612                234,684        $ 1,928

      The increase in net premiums written and net premiums earned is primarily attributable to several capped quota share contracts that were written in 2004. Net premium earned is related to current and prior periods' net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

      Losses and LAE, acquisition expenses and the resulting ratios for the nine months ended September 30, 2004 and 2003 were as follows ($ in thousands):

                                           Nine Months Ended September 30,
                                           -------------------------------
                                              2004                2003          Increase
                                           ----------           ----------    ------------
Losses and LAE                             $  157,378            118,032      $     39,346
Losses and LAE ratio                             66.5%              50.3%      16.2 points

Acquisition expenses                       $   69,630             58,826      $     10,804
Acquisition expense ratio                        29.4%              25.1%       4.3 points

Losses, LAE and acquisition expenses       $  227,008            176,858      $     50,150
Losses, LAE and acquisition expense ratio        95.9%              75.4%      20.5 points

      The increase in losses, LAE and acquisition expenses and the losses, LAE and acquisition expense ratio in 2004 as compared with 2003 is due to gross losses of $39,054,000 from the Hurricanes, partially offset by a reduction in profit commissions of $10,350,000. There were no catastrophe losses in 2003. Favorable development impacting both losses and LAE and acquisition expenses occurred in both 2004 and 2003. Net favorable development in 2004 and 2003 amounted to $6,700,000 and $19,800,000, respectively.

      Other underwriting expenses for the nine months ended September 30, 2004 and 2003 were $5,825,000 and $9,485,000, respectively. The decrease in other underwriting expenses is due to cost reductions in the Finite Risk segment as well as various non-recurring start-up costs incurred in 2003.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      FINANCIAL CONDITION

      Cash and cash equivalents were $222,347,000 as of September 30, 2004. Fixed maturities were $2,145,335,000 as of September 30, 2004. The Company's fixed maturity investment portfolio is comprised entirely of publicly traded investment grade bonds. The investment portfolio, including cash and cash equivalents, had a weighted average duration of 3.4 years as of September 30, 2004. Management monitors the composition of the investment portfolio and cash flows from the portfolio to maintain liquidity necessary to meet the Company's obligations. The Company believes it has sufficient cash on hand to meet its short-term obligations and to maintain the liquidity necessary for portfolio management.

      Certain assets and liabilities associated with underwriting have increased significantly, some of which include significant estimates. Premiums receivable, deferred acquisition costs, unpaid losses and LAE, unearned premiums and commissions payable all include significant estimates. Premiums receivable of $638,463,000 includes $533,729,000 of estimates of premiums that are accrued. Unpaid losses and LAE, net of reinsurance recoverable, of $1,220,201,000 includes $967,467,000 of estimates of losses that were incurred but not reported ("IBNR"). Commissions payable of $220,902,000 include $208,623,000 which are estimated or profit commissions payable.

      SOURCES OF LIQUIDITY

      The consolidated sources of funds of the Company consist primarily of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, and actual cash and cash equivalents held by the Company. Net cash flow provided by operations, excluding trading securities activities, for the nine months ended September 30, 2004 was $610,144,000 and was used primarily to acquire additional investments.

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

      The Company has filed an unallocated universal shelf registration statement with the Securities and Exchange Commission ("SEC"), which the SEC declared effective on April 5, 2004. The securities registered under the shelf registration statement for possible future sales include up to $750,000,000 of common shares, preferred shares and various types of debt securities. The registration statement included common shares held by St. Paul and RenaissanceRe and common shares issuable upon exercise of options owned by St. Paul and RenaissanceRe. On June 25, 2004, the Company announced St. Paul's intent to sell 6,000,000 of the Company's common shares in an underwritten public offering, which was effected pursuant to a prospectus supplement to the shelf registration statement dated June 28, 2004 and completed on June 30, 2004. The Company did not sell any common shares in the offering and did not receive any proceeds from the sale of the common shares by St Paul. St. Paul continues to hold an option to acquire 6,000,000 common shares of the Company. The 6,000,000 common shares sold by St. Paul amounted to $177,330,000 of the $750,000,000 securities registered under the shelf registration statement.

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

      Platinum UK and Platinum Bermuda are not licensed, approved or accredited as reinsurers anywhere in the United States and therefore, under the terms of most of their contracts with United States ceding companies, they are required to provide collateral to these ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Platinum UK and Platinum Bermuda expect to obtain letters of credit through commercial banks and may be required to provide the banks with a security interest in certain of Platinum UK's and Platinum Bermuda's investments. Platinum US and Platinum Bermuda have reinsurance contracts that require them to provide collateral should certain events occur, such as a decline in the rating by A.M. Best below specified levels or a decline in statutory equity below specified amounts, or when certain levels of assumed liabilities are attained. Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.

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

      Management believes that the cash flow generated by the operating activities of the Company's subsidiaries will provide sufficient funds for the Company to meet its liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to the Company may be influenced by a variety of factors, including economic conditions in general and in the insurance and reinsurance markets, legal and regulatory changes as well as fluctuations from year to year in claims experience and the presence or absence of large catastrophic events.

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

CURRENT OUTLOOK

      We believe that our markets continue to provide strong opportunities. Currently, we believe that premium rates in certain casualty reinsurance markets are at attractive levels. We believe that premiums in our Casualty segment will grow. Because there are areas of the casualty market where, in our view, pricing is inadequate, we are being selective and write business only when we believe it will be profitable.

      As a result of recent catastrophe losses in the industry, we believe that reinsurance rates in areas affected by the catastrophes will strengthen while rates in areas unaffected will decrease. Overall, we believe that rates remain at attractive levels. Significant time and effort has been invested in developing sophisticated catastrophe modeling tools that assist us in identifying profitable business opportunities. We believe we can maintain an acceptable risk/reward relationship in our portfolio and maintain the Property and Marine segment while managing our catastrophe exposure risk within acceptable levels.

      We believe opportunities to write finite contracts will decrease and current market conditions are unlikely to produce the profitability experienced in 2003.

      We routinely review various opportunities for investments or transactions that would provide an attractive return on equity or an opportunity to write new classes of business or access additional markets.

      The New York State Attorney General filed suit against an insurance broker alleging illegal conduct including the manipulation of the insurance market. In addition, other regulatory authorities have also launched investigations. The Company is not a party to any of the litigation and has not received any subpoena or information requests. The Company has reviewed the allegations contained in the filed complaint and has begun an internal review of its business arrangements. While the internal review continues, at this time there is no evidence that the Company is involved in the type of conduct that is the subject of the complaint. It is not possible to predict the ultimate effect of the current litigation or its impact on the reinsurance industry and the Company's business.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

      It is important to understand the Company's accounting policies in order to understand its financial position and results of operations. Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the relevant periods. Certain of the estimates and assumptions result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates. The Company's most critical accounting policies involve written and unearned premium, unpaid losses and LAE, reinsurance, investments, income tax expense and share-based compensation. The critical accounting policies presented herein are discussed in more detail in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

      PREMIUMS

      Assumed reinsurance premiums are recognized as revenues when premiums become earned proportionately over the coverage period. Net premiums earned are recorded in the statement of income, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded in the balance sheet as unearned premiums, gross of any ceded unearned premiums.

      Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period. Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by premium accruals. Along with estimating premiums earned but not reported the Company records the expenses associated with these premiums in the form of losses, LAE and commissions. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the premium estimates and any adjustment to these estimates is recorded in the period in which it becomes known. Adjustments to original premium estimates could be material and could significantly impact earnings in the period they are recorded. Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and receivable is estimated, net of commissions, and is not currently due based on the terms of the underlying contracts.

      Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums written and earned, as well as related acquisition expenses under these contracts, are recognized based upon the losses recorded under those contracts.

      Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on losses recorded under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment of losses by the reinsurer. These premiums relate to the future coverage obtained during the remainder of the initial contract term and are earned over the remaining contract term. Additional premiums are those premiums triggered by losses and not related to reinstatement of limits and are earned immediately. An allowance for uncollectable premiums is established for possible non-payment of such amounts due, as deemed necessary.

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

      INCOME TAX EXPENSE

      Platinum Holdings and Platinum Bermuda are domiciled in Bermuda, which has no corporate income tax. The Company also has subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof.

      The Company applies the asset and liability method of accounting for income tax expense (benefit). Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted. A valuation allowance is established for deferred tax assets where it is more likely than not that future tax benefits will not be realized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND CREDIT RISK

      The Company's principal invested assets are fixed maturities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower's ability to meet its debt service obligations. The Company's strategy to limit this risk is to place its investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or industry. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities. The Company attempts to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating of A2 as defined by Moody's Investor Service. As of September 30, 2004, the portfolio has a dollar weighted average rating of Aa3.

      The Company has other receivable amounts subject to credit risk. The most significant of these are reinsurance premiums receivable from ceding companies and losses recoverable from retrocessionaires. To mitigate credit risk related to losses recoverable from retrocessionaires, we establish business and financial standards for retrocessionaire approval, incorporate ratings by major rating agencies, consider current market information, and obtain letters of credit or other forms of collateral where deemed necessary. To mitigate credit risk related to premium receivables, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing the Company to settle claims net of any premium receivable.

INTEREST RATE RISK

      The Company is exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed income portfolio and can cause changes in the actual timing of when we expect to receive certain principal payments. Rising interest rates result in a decline in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to extension risk. Conversely, a decline in interest rates will result in a rise in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to prepayment risk. The aggregate hypothetical impact on our fixed income portfolio, generated from an immediate parallel shift in the treasury yield curve, as of September 30, 2004 is approximately as follows ($ in thousands):

                                                          Interest Rate Shift in Basis Points
                                      -----------------------------------------------------------------------
                                        - 100 bp       - 50 bp        Current        + 50 bp       + 100 bp
                                      -----------      ---------      ---------     ---------     -----------
Total market value                    $ 2,210,970      2,174,684      2,145,335     2,099,618     $ 2,061,590
Percent change in market value                3.1%           1.4%             -          (2.1%)          (3.9%)
Resulting unrealized appreciation /
  (depreciation)                      $    84,000         47,714         18,365       (27,352)    $   (65,380)

FOREIGN CURRENCY RISK

      The Company writes business on a worldwide basis. Consequently, the Company's principal exposure to foreign currency risk is its obligation to settle claims in foreign currencies. Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency. The Company seeks to reduce its exposure to its largest foreign currency risks by holding invested assets denominated in foreign currencies to offset liabilities denominated in foreign currencies.

SOURCES OF FAIR VALUE

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of September 30, 2004 ($ in thousands):

                          Carrying
                           Amount     Fair Value
                         ----------   ----------
Financial assets:
  Fixed maturities       $2,145,335   $2,145,335
  Other invested asset        6,628        6,628

Financial liabilities:
  Debt obligations       $  137,500   $  161,040

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (c) On August 4, 2004, the board of directors of the Company approved a plan to purchase up to $50,000,000 of its common shares. Following is a summary of purchases during the quarterly period ended September 30, 2004:

                                                       (c)                  (d)
                                                     Total Number          Maximum
                                                      of Shares         Dollar Amount
                             (a)         (b)         Purchased as       that May Yet
                         Total Number   Average    Part of Publicly      Be Purchased
                          of Shares    Price paid     Announced         Under the Plan
    Period                Purchased    per Share       Plans             or Programs
----------------------   ------------  ----------  ----------------   -------------------
July 1 - 31, 2004                -             -            -         $    50,000,000
August 1 - 31, 2004        349,700     $   28.55      349,700              40,015,000
September 1 - 30, 2004           -             -            -              40,015,000
                           -------                    -------
    Total                  349,700     $   28.55      349,700         $    40,015,000
                           =======                    =======

ITEM 6. EXHIBITS

Exhibit
Number                             Description
-------     -----------------------------------------------------------------
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

                         PLATINUM UNDERWRITERS HOLDINGS, LTD

Date: November 9, 2004   /s/  GREGORY E. A. MORRISON
                         ----------------------------------------------------
                         By: Gregory E. A. Morrison
                         President and Chief Executive Officer

Date: November 9, 2004   /s/  JOSEPH F. FISHER
                         ----------------------------------------------------
                         By: Joseph F. Fisher
                         Executive Vice President and Chief Financial Officer