Form 10-K
period 2004-12-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2005-03-16
CIK 1171500

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

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM           TO

                        Commission File Number 001-31341

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

                     BERMUDA                                 98-0416483
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                 Identification No.)

              THE BELVEDERE BUILDING
                69 PITTS BAY ROAD
                PEMBROKE, BERMUDA                               HM 08
     (Address of principal executive offices)                (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (441) 295-7195

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

     Indicate  by check  mark if  disclosure  of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check  mark whether the  registrant is an  accelerated filer as
defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [X]   No [ ]

     The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2004, the last business day of our most recently completed second fiscal quarter, was $1,191,311,069 based on the closing sale price of $30.43 per common share on the New York Stock Exchange on that date. For purposes of this computation only, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

     As of February 15, 2005, there were outstanding 43,109,407 common shares, par value $0.01 per share, of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2005 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                     PART I
Item 1.    Business ....................................................     2
Item 2.    Properties ..................................................    31
Item 3.    Legal Proceedings ...........................................    31
Item 4.    Submission of Matters to a Vote of Security Holders .........    31

                                     PART II
Item 5.    Market For Registrant's Common Equity, Related
           Shareholder Matters and Issuer Purchases of Equity
           Securities ..................................................    32
Item 6.    Selected Financial Data .....................................    33
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ...................................    34
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..    65
Item 8.    Financial Statements and Supplementary Data .................    66
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure ....................................    67
Item 9A.   Controls and Procedures .....................................    67
Item 9B.   Other Information ...........................................    70

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant ..........    70
Item 11.   Executive Compensation ......................................    70
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Shareholder Matters ..................    70
Item 13.   Certain Relationships and Related Transactions ..............    70
Item 14.   Principal Accountant Fees and Services ......................    71

                                     PART IV
Item 15.   Exhibits and Financial Statement Schedules ..................    71

Signatures .............................................................    80
Platinum Underwriters Holdings, Ltd. and Subsidiaries Financial
  Statements ...........................................................   F-1
Platinum Underwriters Holdings, Ltd. and Subsidiaries Financial
  Statement Schedules ..................................................   S-1
The Predecessor Business Combined Financial Statements .................   P-1
Exhibits

                                     PART I

     The "Company," "Platinum," "we," "us," and "our" refer to Platinum Underwriters Holdings, Ltd. and its consolidated subsidiaries, unless the context otherwise indicates. "Platinum Holdings" refers to Platinum Underwriters Holdings, Ltd., a Bermuda holding company. "Platinum Bermuda" refers to Platinum Underwriters Bermuda, Ltd., a Bermuda reinsurance company and wholly owned subsidiary of Platinum Holdings. "Platinum Ireland" refers to Platinum Regency Holdings, an intermediate holding company domiciled in Ireland and a wholly owned subsidiary of Platinum Holdings. "Platinum UK" refers to Platinum Re (UK) Limited, a reinsurance company domiciled in the U.K. and a wholly owned subsidiary of Platinum Ireland. "Platinum Finance" refers to Platinum Underwriters Finance, Inc., a finance company in the U.S. and a wholly owned subsidiary of Platinum Ireland. "Platinum US" refers to Platinum Underwriters Reinsurance, Inc., a reinsurance company based in the U.S. and a wholly owned subsidiary of Platinum Finance. "Platinum Services" refers to Platinum Administrative Services, Inc., a U.S. company and a wholly owned subsidiary of Platinum Finance that provides administrative services to the Company. The "Initial Public Offering" refers to our initial public offering of common shares, which was completed on November 1, 2002. The "ESU Offering" refers to our offering of equity security units, consisting of a contract to purchase common shares in 2005 and an ownership interest in a senior note of Platinum Finance due 2007, which was completed concurrently with the Initial Public Offering. "St. Paul" refers to The St. Paul Travelers Companies, Inc. (formerly The St. Paul Companies, Inc.). "St. Paul Re" refers to the reinsurance underwriting segment of St. Paul prior to the Initial Public Offering. "St. Paul Investment" refers to our issuance to St. Paul of common shares and an option to purchase additional common shares. "RenaissanceRe" refers to RenaissanceRe Holdings Ltd., and "RenaissanceRe Investment" refers to our issuance to RenaissanceRe of common shares and an option to purchase additional common shares. The St. Paul Investment and the RenaissanceRe Investment each occurred concurrently with the Initial Public Offering.


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

     In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Form 10-K should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

     (1)  conducting operations in a competitive environment;

     (2)  our ability to maintain our A.M. Best Company rating;

     (3) significant weather-related or other natural or man-made disasters over which the Company has no control;

     (4)  the effectiveness of our loss limitation methods and pricing models;

     (5) the adequacy of the Company's liability for unpaid losses and loss adjustment expenses;

     (6)  the availability of retrocessional reinsurance on acceptable terms;

     (7) our ability to maintain our business relationships with reinsurance brokers;

     (8) general political and economic conditions, including the effects of civil unrest, war or a prolonged U.S. or global economic downturn or recession;

     (9)  the cyclicality of the property and casualty reinsurance business;

     (10) market volatility and interest rate and currency exchange rate fluctuation;

     (11) tax, regulatory or legal restrictions or limitations applicable to the Company or the property and casualty reinsurance business generally; and

     (12) changes in the Company's plans, strategies, objectives, expectations or intentions, which may happen at any time at the Company's discretion.

     As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. The foregoing factors, which are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors," should not be construed as exhaustive. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

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

     Casualty reinsurance protects a ceding company against financial loss arising out of the obligation to others for loss or damage to persons or property. Examples of casualty reinsurance are general and automobile liability, professional liability, workers' compensation, accident and health, surety and trade credit coverages.

     Although property reinsurance involves a high degree of volatility, property reinsurance claims are generally reported soon after the event giving rise to the claim and tend to be assessed and paid relatively expeditiously. In comparison, there tends to be a greater time lag between the occurrence, reporting and payment of casualty reinsurance claims.

  LIFE AND ANNUITY REINSURANCE

     We do not currently write any life or annuity reinsurance although we may do so in the future. Life reinsurance provides coverage with respect to individual and group life risks to primary life insurers. Annuity reinsurance provides coverage to insurers who issue annuity contracts to consumers who seek to accumulate personal wealth or as protection against outliving their financial resources. We may write this business through treaty arrangements.

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

     Excess-of-loss contracts can help reinsurers manage their underwriting risk by increasing their ability to determine reinsurance premiums at specific retention levels, independent of the premiums charged by primary insurers, and based upon their own underwriting assumptions. Also, because primary insurers typically retain a larger loss exposure under excess-of-loss contracts, we believe that they have a greater incentive to underwrite risks and adjust losses in a prudent manner.

     In the case of proportional reinsurance, the reinsurer assumes a predetermined portion of the ceding company's risks under the covered primary insurance contract or contracts. The frequency of claims under a proportional contract is usually greater than under an excess-of-loss contract, since the reinsurer shares proportionally in all losses. Premiums for proportional reinsurance are typically a predetermined portion of the premiums the ceding company receives from its insureds.

  TREATY AND FACULTATIVE REINSURANCE

     Reinsurance can be written either through treaty or facultative reinsurance arrangements. In treaty reinsurance, the ceding company cedes, and the reinsurer assumes, a specified portion of a type or category of risks insured by the ceding company. In facultative reinsurance, the ceding company cedes, and the reinsurer assumes, all or part of a specific risk or risks. Substantially all of the reinsurance that we underwrite is on a treaty basis. We underwrite facultative reinsurance in limited and opportunistic circumstances.

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

     Generally, reinsurers who provide facultative reinsurance do so separately from their treaty operations. Facultative reinsurance is normally purchased by ceding companies for risks not covered by their reinsurance treaties, for amounts in excess of the claims limits of their reinsurance treaties and for unusual and complex risks. In addition, facultative reinsurance often provides coverages for relatively large exposures, which may result in greater potential claims volatility. Facultative reinsurance typically has higher underwriting and other expenses than treaty reinsurance because each risk is individually underwritten and administered.

  FINITE REINSURANCE

     Finite reinsurance, often referred to as non-traditional reinsurance, involves structured reinsurance contracts designed to meet an individual ceding company's strategic objectives. The same types of risks that are reinsured on a traditional basis can be reinsured on a finite basis and usually involve an excess-of-loss or proportional treaty. Typically, the amount of claims we might pay is finite or capped. In return for this limit on claims, we often accept a cap on our potential profit margin specified in the treaty and return profits above this margin to the ceding company.

  BROKER AND DIRECT REINSURANCE

     Reinsurance can be written through reinsurance brokers or directly with ceding companies. We believe that a ceding company's decision to select either the broker market or the direct market is influenced by various factors including, among others, market capacity, market competition, the value of the broker's advocacy on the ceding company's behalf, the spread of risk, flexibility in the terms and conditions, the ability to efficiently compare the analysis and quotes of several reinsurers, the speed of a reinsurance placement, the historical relationship with the reinsurer and the efficiency of claims settlement with respect to a coverage.

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

     Platinum UK and Platinum Bermuda were formed in 2002 and have no prior operating history or loss reserves subject to development prior to January 1, 2002. Platinum US had been an inactive licensed insurance company with no underwriting activity prior to January 1, 2002. Platinum Ireland has no business operations other than activity necessary to maintain its corporate existence and its ownership of Platinum Finance and Platinum UK. Platinum Finance's activities have generally been limited to raising funds for Platinum US through the issuance of the senior note component of the ESU Offering. Platinum Services' activities are limited to providing administrative services to the Company, including legal, finance, actuarial, information technology and human resources services. The following chart summarizes our corporate structure:

                          (CORPORATE STRUCTURE CHART)

OUR STRATEGY

     Our goal is to achieve attractive long-term returns for our shareholders, while establishing Platinum as a disciplined risk manager and market leader in selected classes of property and casualty reinsurance, through the following strategies:

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

   - Exercise disciplined underwriting and risk management. We exercise underwriting and risk management discipline by (i) maintaining a diverse spread of risk in our book of business across product lines and geographic zones, (ii) emphasizing excess-of-loss contracts over proportional contracts, (iii) managing our aggregate catastrophe exposure through the application of sophisticated property catastrophe modeling tools and (iv) monitoring our accumulating exposures on our non-property catastrophe exposed coverages.

   - Operate from a position of financial strength. As of December 31, 2004, we had a total capitalization of $1,270,503,000. Our capital position is unencumbered by any potential adverse development of unpaid losses for business written prior to January 1, 2002. Our investment strategy focuses on security and stability in our investment portfolio by maintaining a diversified portfolio that consists primarily of investment grade fixed-income securities. We believe these factors, combined with our strict underwriting discipline, allow us to maintain our strong financial position and to be opportunistic when market conditions are most attractive.

OPERATING SEGMENTS

     We have organized our worldwide reinsurance business around the following three operating segments: Property and Marine, Casualty and Finite Risk. In each of our operating segments, we offer our reinsurance products to providers of commercial and personal lines of insurance. The following table sets forth the net premiums written by the Company for the years ended December 31, 2004 and 2003 and the two-month period ended December 31, 2002 by operating segment and by type of reinsurance ($ in thousands):

                                                           Years Ended December 31,
                                          ------------------------------------------------------           Period Ended
                                                   2004                              2003               December 31, 2002
                                          ---------------------             --------------------      ---------------------
Property and Marine
  Excess-of-loss ....................     $  366,184        22%               224,715        19%      $   56,549        19%
  Proportional ......................        138,255         8%               128,193        11%          32,792        11%
                                          ---------------------             --------------------      ---------------------
    Total Property and Marine .......        504,439        30%               352,908        30%          89,341        30%
                                          ---------------------             --------------------      ---------------------
Casualty
  Excess-of-loss ....................        593,752        37%               389,992        33%         155,377        52%
  Proportional ......................         83,647         5%                84,008         7%           9,552         3%
                                          ---------------------             --------------------      ---------------------
    Total Casualty ..................        677,399        42%               474,000        40%         164,929        55%
                                          ---------------------             --------------------      ---------------------
Finite Risk
  Excess-of-loss ....................        270,629        16%               264,473        23%          43,844        15%
  Proportional ......................        193,546        12%                80,761         7%              --         0%
                                          ---------------------             --------------------      ---------------------
    Total Finite Risk ...............        464,175        28%               345,234        30%          43,844        15%
                                          ---------------------             --------------------      ---------------------
Total
  Excess-of-loss ....................      1,230,565        75%               879,180        75%         255,770        86%
  Proportional ......................        415,448        25%               292,962        25%          42,344        14%
                                          ---------------------             --------------------      ---------------------
    Total ...........................     $1,646,013       100%             1,172,142       100%      $  298,114       100%
                                          ---------------------             --------------------      ---------------------

   The following table sets forth the net premiums written by the Company for years ended December 31, 2004 and 2003 and the two-month period ended December 31, 2002 by operating segment and by geographic location of the ceding company ($ in thousands):

                                                           Years Ended December 31,
                                          ------------------------------------------------------           Period Ended
                                                   2004                              2003               December 31, 2002
                                          ---------------------             --------------------      ---------------------
Property and Marine
  United States .....................     $  320,506        19%               211,324        18%      $   37,523        13%
  International .....................        183,933        11%               141,584        12%          51,818        17%
                                          ---------------------             --------------------      ---------------------
    Total Property and Marine .......        504,439        30%               352,908        30%          89,341        30%
                                          ---------------------             --------------------      ---------------------
Casualty
  United States .....................        601,878        37%               436,789        37%          87,412        29%
  International .....................         75,521         5%                37,211         3%          77,517        26%
                                          ---------------------             --------------------      ---------------------
    Total Casualty ..................        677,399        42%               474,000        40%         164,929        55%
                                          ---------------------             --------------------      ---------------------
Finite Risk
  United States .....................        428,024        26%               264,473        23%          28,937        10%
  International .....................         36,151         2%                80,761         7%          14,907         5%
                                          ---------------------             --------------------      ---------------------
    Total Finite Risk ...............        464,175        28%               345,234        30%          43,844        15%
                                          ---------------------             --------------------      ---------------------
Total
  United States .....................      1,350,408        82%               912,586        78%         153,872        52%
  International .....................        295,605        18%               259,556        22%         144,242        48%
                                          ---------------------             --------------------      ---------------------
    Total ...........................     $1,646,013       100%             1,172,142       100%      $  298,114       100%
                                          ---------------------             --------------------      ---------------------


PROPERTY AND MARINE

     The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets. This business includes catastrophe excess-of-loss reinsurance treaties, per-risk excess-of-loss treaties and proportional treaties. We write a limited amount of other types of reinsurance on an opportunistic basis. We employ underwriters and actuaries with expertise in each of the following areas:

   - Property. We provide reinsurance coverage for damage to property and crops. Our catastrophe excess-of-loss reinsurance contracts provide a defined limit of liability, permitting us to quantify our aggregate maximum loss exposure for various catastrophe events. Quantification of loss exposure is fundamental to our ability to manage our loss exposure through geographical zone limits and program limits. In addition, when our pricing standards are met, we write other property coverages, including per-risk excess-of-loss or proportional treaties. We have also entered into an agreement with an underwriting manager to underwrite property facultative and program reinsurance risks.

   - Marine. We provide reinsurance coverage for marine and offshore energy insurance programs. Coverages reinsured include hull damage, protection and indemnity, cargo damage, satellite damage and general marine liability. Within Marine, we also write commercial and general aviation reinsurance. Marine reinsurance treaties include excess-of-loss as well as proportional treaties. We emphasize excess-of-loss treaties that allow our evaluation using experience and exposure pricing models.

CASUALTY

     The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety and trade credit. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. We generally write casualty reinsurance on an excess-of-loss basis. Most frequently, we respond to claims on an individual risk basis, providing coverage when a claim for a single, original insured reaches our attachment point. We write some excess-of-loss treaties on an occurrence basis that respond when all of a ceding company's claims from multiple original insureds arising from a single claims event exceed our attachment point. On an opportunistic basis, we may write proportional treaties.

     We seek reinsurance treaties covering established books of insurance products where we believe that past experience permits a reasonable estimation of the reinsurance premium adequacy. We underwrite new exposures selectively and only after a comprehensive evaluation of the risk being reinsured and the capabilities of the ceding company. We employ underwriters and pricing actuaries with expertise in each of the following areas:

  - Umbrella Liability. An umbrella policy is an excess insurance policy that provides coverage, typically for general liability or automobile liability, when claims, individually or in the aggregate, exceed the limit of the original policy underlying the excess policy. A claim must exceed the limit of some underlying policy for the claim to be considered under an umbrella policy. We primarily reinsure commercial umbrella liability policies.

  - General and Product Liability. We provide reinsurance of third party liability coverages for commercial and personal insureds. We provide, predominantly on an excess-of-loss basis, various coverages of both small and large companies, including commercial, farmowners and homeowners policies as well as third party liability coverages such as product liability.

  - Professional Liability. We write reinsurance treaties for professional liability programs, including directors and officers, employment practices liability, and errors and omissions for professionals such as lawyers, medical professionals, architects, engineers and other professionals. In most circumstances, the underlying insurance products for these lines of business are written on a claims made basis, which requires claims related to the liabilities insured under the policy to be submitted to the insurer during a specified coverage period.

  - Accident and Health. We provide accident and health reinsurance, often in the form of quota share reinsurance of a ceding company writing aggregate and per-person stop loss coverage of self-insured employer medical plans. We also write reinsurance of first dollar health insurance, student health insurance, Medicare and Medicare supplement, and other forms of accident and health insurance.

  - Workers' Compensation. We reinsure workers' compensation on a catastrophic basis as well as on a per-claimant basis. We may provide full statutory coverage or coverage that is subject to specific carve-outs. Our predominant exposure to workers' compensation would generally arise from a single claims occurrence, such as a factory explosion, involving more than one claimant.

  - Casualty Clash. Casualty clash reinsurance responds to claims arising from a single set of circumstances covered by more than one insurance policy or multiple claimants on one policy. This type of reinsurance is analogous to property catastrophe reinsurance, but written for casualty lines of business. Our casualty clash treaties are generally excess-of-loss contracts with both occurrence limits and aggregate limits.

  - Automobile Liability. Automobile insurance policies provide first party coverage for damage to the insured's vehicle and third party coverage for the insured's liability to other parties for injuries and for damage to their property due to the use of the insured vehicle. These insurance policies may also provide coverage for uninsured motorists and medical payments. We generally reinsure automobile liability on an excess-of-loss basis, generally for claims greater than $100,000. Our predominant exposure arises from third party liability claims and the related legal defense costs.

  - Surety. Our surety business relates to the reinsurance of risks associated with commercial and contract surety bonds issued to third parties to guarantee the performance of an obligation by the principal under the bond. Commercial bonds guarantee the performance of compliance obligations arising out of regulatory or statutory requirements. Contract bonds guarantee the performance of contractual obligations between two parties and include payment and performance bonds. The majority of our surety treaties are written on an excess-of-loss basis with an aggregate limit.

  - Trade Credit. Trade credit insurance is purchased by companies to ensure that invoices for goods and services provided to their customers are paid on time. Our trade credit coverages provide reinsurance for financial losses sustained through the failure of an insured's customers to pay for goods or services supplied to them. We reinsure trade credit both on a proportional and an excess-of-loss basis.

FINITE RISK

     The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products. Typically, the amount of claims we might pay is finite or capped. In return for this limit on claims, we often accept a cap on our potential profit margin specified in the treaty and return profits above this margin to the ceding company. The three main categories of finite risk contracts that we underwrite are described below:

  - Finite quota share. Under finite quota share reinsurance contracts, the reinsurer agrees to indemnify a ceding company for a percentage of its losses up to an aggregate maximum or cap in return for a percentage of the ceding company's premium, less a ceding commission. The contracts typically include certain risk mitigation features.

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

  - Whole account aggregate stop loss. Aggregate stop loss reinsurance contracts provide broad protection against a wide range of contingencies that are difficult to address with traditional reinsurance. The reinsurer agrees to indemnify a ceding company for aggregate losses in excess of a deductible specified in the contract. These contracts can be offered on a single or multi-year basis, and provide either catastrophic or attritional loss protection.

MARKETING

     We market our reinsurance products worldwide through our underwriting offices and non-exclusive relationships with the leading reinsurance brokers active in the U.S. and non-U.S. markets.

     Based on in-force premiums written by the Company at December 31, 2004, the five brokers from which we derived the largest portions of our business (with the approximate percentage of business derived from such brokers and their affiliates) are Benfield Blanch Inc. (28%), Marsh & McLennan Companies (25%), Aon Corporation (16%), Willis Group Holdings (8%) and Towers Perrin (7%). The loss of business relationships with any of these top five brokers could have a material adverse effect on our business.

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

UNDERWRITING AND RISK MANAGEMENT

     Our disciplined approach to underwriting and risk management emphasizes profitability rather than premium volume or market share.

     We seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, by peril and by type of program or contract. Our risk management uses a variety of means, including the use of contract terms, diversification criteria, probability analysis and analysis of comparable historical loss experience. We estimate the impact of certain catastrophic events using catastrophe modeling software and contract information to evaluate our exposure to losses from individual contracts and in the aggregate.

     For catastrophe coverages exposed to natural perils, we measure our exposure to aggregate catastrophe claims using a catastrophe computer model that analyzes the effect of wind speed and earthquakes on the property values within our portfolio. We seek to limit the amount of capital that we can potentially lose from a severe catastrophe event, however there can be no assurance that we will successfully limit actual losses from such a catastrophe event. We also monitor our exposures from non-natural peril catastrophe exposed accumulating risks, including surety, umbrella liability, directors and officers liability, trade credit and terrorism reinsurance.

     Many of our reinsurance contracts do not contain an aggregate loss limit or a loss ratio limit, which means that there is no contractual limit to the number of claims that we may be required to pay pursuant to such reinsurance contracts. However, substantially all of our property reinsurance contracts with natural catastrophe exposure have occurrence limits that limit our exposure. In addition, substantially all of our high layer property, casualty and marine excess-of-loss contracts contain aggregate loss limits. Our actuaries and underwriters work together to establish appropriate pricing models for these purposes.

     In connection with the review of any program proposal, we consider the quality of the ceding company, including the experience and reputation of its management, its capital and its risk management strategy. In addition, we seek to obtain information on the nature of the perils to be included and, in the case of natural peril catastrophe exposures, aggregate information as to the location or locations of the risks covered under the reinsurance contract. We request information on the ceding company's loss history for the perils proposed to be reinsured, together with relevant underwriting considerations, which would impact exposures to reinsurers. If the program meets all these initial underwriting criteria, we then evaluate the proposal in terms of its risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital.

     We use sophisticated modeling techniques to measure and estimate loss exposure under both simulated and actual loss scenarios and in comparing exposure portfolios to both single and multiple events. We take an active role in the evaluation of commercial catastrophe exposure models, which form the basis for our own proprietary pricing models. These computer-based loss modeling systems primarily utilize direct exposure information obtained from our clients in addition to independent external data, including data compiled by A.M. Best Company ("Best's"), to assess each client's potential for catastrophe losses. We believe that modeling is an important part of the underwriting process for catastrophe exposure pricing. Our client base may also use one or more of the various modeling consulting firms in their exposure management analysis. We also have access to the historical loss experience of St. Paul Re to assist us in pricing individual treaties and overall lines of business.

     In 2002, we entered into a five-year Services and Capacity Reservation Agreement with RenaissanceRe, pursuant to which RenaissanceRe provides consulting services to us in connection with our property catastrophe book of business. No more than twice per year, at our request, RenaissanceRe analyzes our property catastrophe treaties and contracts and assists us in measuring risk and managing our aggregate catastrophe exposures.

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

     We maintain a database of our exposures in each geographic zone and estimate our probable maximum loss for each zone and for each peril (e.g., earthquakes, hurricanes and floods) to which that zone is subject based on catastrophe models and underwriting assessments. We also use catastrophe modeling to review exposures on events that cross country borders such as wind events that may affect the Caribbean and Florida or the United Kingdom and continental Europe. The largest exposures are in the United States for earthquake and hurricane, in Europe for flood and wind, and in Japan for earthquake and typhoons.

     We seek to diversify our casualty exposure by writing casualty business throughout the United States and internationally. In addition, we seek to diversify our casualty exposure by writing casualty reinsurance across a broad range of product lines.

RETROCESSIONAL REINSURANCE

     We may obtain retrocessional reinsurance to reduce liability on individual risks, protect against catastrophic losses and obtain additional underwriting capacity. The major types of retrocessional coverage that we purchase or may purchase include specific coverage for certain property, marine and casualty exposures and catastrophe coverage for property exposures.

     We may purchase other retrocessional coverage on a selective basis. Our decisions with respect to purchasing retrocessional coverage take into account both the potential coverage and market conditions with respect to the pricing, terms, conditions and availability of such coverage, with the aim of securing cost-effective protection. We expect that the type and level of retrocessional coverage will vary over time, reflecting our view of the changing dynamics of both the underlying exposure and the reinsurance markets. There can be no assurance that retrocessional coverage will be available on terms acceptable to us.

     We consider the financial strength of retrocessionaires when determining whether to purchase retrocessional coverage from them. Retrocessional coverage is generally derived from companies rated "A" or better by Best's unless the retrocessionaire's obligations are fully collateralized. For exposures where losses become known and are paid in a relatively short period of time, we may obtain retrocessional coverage from companies rated "A-" or better by Best's. The financial performance and rating status of all material retrocessionaires is routinely monitored. Retrocessional agreements do not relieve us from our obligations to the insurers and reinsurers from whom we assume business. Consequently, the failure of retrocessionaires to honor their obligations would result in losses to us.

     For the year ended December 31, 2004, Platinum Bermuda reinsured in the aggregate approximately 70% of Platinum US' reinsurance business and 55% of Platinum UK's reinsurance business. Platinum Bermuda established and funded trusts to collateralize its retrocessional obligations to Platinum US and Platinum UK. Platinum US and Platinum UK also obtained from third party retrocessionaires excess-of-loss per occurrence coverage of $21.25 million in excess of $10 million with respect to marine business and aggregate excess-of-loss coverage of $5 million with respect to crop business. In addition, Platinum US reinsured Platinum UK for $60 million per occurrence on an excess-of-loss basis in excess of $50 million with respect to international property business.

     Pursuant to the Services and Capacity Reservation Agreement with RenaissanceRe described above, at our request RenaissanceRe will provide us with quotations for non-marine property catastrophe retrocessional coverage with aggregate limits up to $100 million annually, either on an excess-of-loss or proportional basis. These quotations, which are in RenaissanceRe's sole discretion, reflect, among other things, an analysis of exposure, limit, retention, exclusions and other treaty terms. The annual fee that we pay to RenaissanceRe for this coverage commitment and the consulting services is the greater of (i) $4 million or (ii) 3.5% of our aggregate gross written non-marine non-finite property catastrophe premium (including reinstatements), adjusted annually 30 days after each anniversary. This annual fee is in addition to any retrocessional premium otherwise payable to RenaissanceRe for retrocessional coverage purchased by us from RenaissanceRe. The fees under this agreement were approximately $6.1 million for the contract period from October 1, 2003 through September 30, 2004.

CLAIMS ADMINISTRATION

     Our claims personnel administer claims arising from our reinsurance contracts. The responsibilities of our claims personnel include reviewing loss reports, monitoring claims, handling activities of clients, requesting additional information where appropriate, posting case reserves and approving payment of individual claims. Authority for payment and establishing reserves is based upon the level and experience of claims personnel.

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

     With respect to the reinsurance contracts that we assumed from St. Paul Re, claims are managed by St. Paul Re's claims department, subject to our supervision and management, pursuant to the quota share retrocession agreements that we entered into with St. Paul. Under those agreements, St. Paul's subsidiaries transferred to us the liabilities, related assets and rights and risks under substantially all of the reinsurance contracts entered into by St. Paul's subsidiaries on or after January 1, 2002 (except for certain liabilities relating to the flooding in Europe in August 2002 and reinsurance underwritten in London covering exposures arising from financial institutions). We reimburse St. Paul for its costs of managing these claims. We may, at our discretion and expense, take over administration of any specific claims.

UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

     Under applicable insurance laws and regulations and accounting principles generally accepted in the United States of America ("U.S. GAAP"), we establish liabilities for payment of losses and loss adjustment expenses ("LAE") that will arise from our reinsurance products. These liabilities are balance sheet estimates of future amounts required to pay losses and LAE for reinsured claims that have occurred on or before the balance sheet date. Unpaid losses and LAE fall into two categories: estimates of liabilities for losses and LAE incurred but not reported ("IBNR") and case basis estimates for reported losses and LAE. Estimates of IBNR are balance sheet liabilities established to provide for losses for claims arising from occurrences or events that have given rise to a loss before any claims are reported. Significant periods of time can elapse between the occurrence of a reinsured claim, its reporting by the insured to the primary insurer and from the primary insurer to the reinsurer. Under U.S. GAAP, we do not establish liabilities until the occurrence of an event that may give rise to a loss.

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

     Unpaid losses and LAE represent our best estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may materially differ from such estimates. Such estimates are not precise because, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other factors. During the claim settlement period, it often becomes necessary to refine and adjust the case basis estimates of liability, and thus the estimates may be adjusted either upward or downward, based on periodic reviews of developments. Even after such adjustments, ultimate liability may materially differ from the revised estimates.

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

     Development of liability for unpaid losses and LAE for the years ended December 31, 2004 and 2003 and the two-month period ended December 31, 2002 is summarized as follows ($ in thousands):

                                                                                                2002
                                                                2004           2003            Period
                                                           -----------      -----------     -----------
Net unpaid losses and LAE as of the beginning of period..  $   731,918        281,659       $        --
                                                           -----------      -----------     -----------
Net incurred related to:
  Current year ..........................................    1,101,820        648,137            60,356
  Prior years ...........................................      (82,016)       (63,966)               --
                                                           -----------      -----------     -----------
        Total net incurred losses and LAE ...............    1,019,804        584,171            60,356
                                                           -----------      -----------     -----------
Unpaid losses and LAE assumed from St. Paul .............           --             --           221,303
                                                           -----------      -----------     -----------
Net paid losses and LAE:

  Current year ..........................................      174,870        102,669                --
  Prior years ...........................................      205,889         41,709                --
                                                           -----------      -----------     -----------
        Total net paid losses and LAE ...................      380,759        144,378                --

Effects of foreign currency exchange rate changes .......        8,264         10,466                --
                                                           -----------      -----------     -----------
Net unpaid losses and LAE as of the end of period .......    1,379,227        731,918           281,659

Reinsurance recoverable .................................        1,728          5,016                --
                                                           -----------      -----------     -----------
Gross unpaid losses and LAE at end of period ............  $ 1,380,955        736,934       $   281,659
                                                           -----------      -----------     -----------

     The favorable development in 2004 related to the prior year of $82,016,000 includes approximately $57,151,000 of net favorable development on property and certain other lines of business with relatively short patterns of reported losses, including approximately $7,700,000 attributable to prior years' catastrophe losses. In addition, the favorable development in 2004 includes approximately $24,865,000 of reductions in unpaid losses and LAE associated with changes in 2004 of estimates of premiums and the patterns of their earnings across current and prior accident years. Such changes did not have a significant net effect on the current year's results of operations.

     The lines experiencing favorable development are principally property coverages provided in both the Property and Marine and Finite Risk segments. During 2004 and 2003, actual reported losses were significantly less than expected for these short-tailed property lines resulting in reductions in estimated ultimate losses.

     The favorable development in 2003 related to the prior year of $63,966,000 includes approximately $50,866,000 of net favorable development on property and certain other lines of business with relatively short patterns of reported losses. The favorable development also includes approximately $13,100,000 of reductions in unpaid losses and LAE associated with the reduction in 2003 of casualty premiums originally estimated and earned in 2002.

     The following table shows the development of liability for net unpaid losses and LAE for the years ended December 31, 2004 and 2003 and the two-month period ended December 31, 2002. The re-estimated liabilities reflect additional information regarding claims incurred prior to the end of the preceding financial year. A redundancy or deficiency will result from changes in estimates of liabilities recorded at the end of the prior year. The cumulative redundancy reflects the cumulative differences between the original estimate and the currently re-estimated liability. Annual changes in the estimates are reflected in the statement of income for each year as the liabilities are revalued. Unpaid losses and LAE denominated in foreign currencies are restated at the foreign exchange rates in effect at December 31, 2004 and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy. Each amount in the tables includes the effects of all changes in amounts for the prior year. The table does not present accident year or underwriting year development data. Conditions and trends that have affected the development of liabilities in the past may not necessarily occur in the future. Therefore, it would not be appropriate to extrapolate future deficiencies or redundancies based on the following table ($ in thousands):

                                                      2002         2003         2004
                                                   ---------    ---------    ---------
Net unpaid losses and LAE.......................   $ 281,659     731,918     $1,379,227
Net unpaid losses and LAE re-estimated as of:
  One year later................................     224,693     680,173
  Two years later...............................     194,422

        Net cumulative redundancy...............      87,237      51,745
Less deficiency due to foreign currency exchange       8,986       7,000
                                                   ---------    --------
Cumulative redundancy excluding foreign currency
  exchange......................................      96,223      58,745
                                                   ---------    --------
Net cumulative paid losses and LAE paid as of:

  One year later................................      41,709     287,663
  Two years later...............................      62,604

Gross liability -- end of year..................     281,659     736,934      1,380,955
Reinsurance recoverable.........................          --       5,016          1,728
                                                   ---------    --------     ----------
Net liability -- end of year....................     281,659     731,918     $1,379,227
                                                   ---------    --------     ----------

Gross liability -- re-estimated.................     194,422     685,189
Gross cumulative redundancy.....................   $  87,237      51,745


INVESTMENTS

     Reinsurance company investments must comply with applicable laws and regulations, which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to some qualifications, in federal, state and municipal obligations, corporate bonds, mortgage and asset backed securities, preferred and common equity securities, sovereign and supranational securities, mortgage loans, real estate and some other investments.

  INVESTMENT MANAGEMENT AGREEMENT

     We have entered into an investment management agreement with Alliance Capital Management L.P. ("Alliance"), which provides investment advisory services to us. The agreement may be terminated by either party by giving 30 days' notice of termination. We pay Alliance a fee based on the amount of assets managed. We intend to consider alternative investment management firms during 2005.

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

     Our investment strategy takes into consideration the risks inherent in our business. For this reason, our investment policy is conservative with a strong emphasis on high quality, fixed maturity investments. Consistent with this policy, the duration of our portfolio takes into account the estimated duration of our reinsurance liabilities and other contractual liabilities.

     Within our fixed maturity portfolio we invest only in investment grade securities. We currently do not intend to invest in real estate, common equity securities or other classes of alternative investments, although from time to time we make equity investments of a strategic nature. Our investment guidelines contain restrictions on the portion of the portfolio that may be invested in the securities of any single issue or issuer, with the exception of governments or government agencies with prescribed minimum ratings. Our investment managers may be instructed to invest some of the investment portfolio in currencies other than U.S. dollars based upon the business we anticipate writing, the exposures and unpaid losses and LAE on our books, or regulatory requirements. Our investment guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used only as part of a defensive hedging strategy.

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

  VALUATION

     All of our fixed maturity securities are carried at their estimated fair value. For our available-for-sale securities, the difference between amortized cost and the fair value, net of any deferred tax, (commonly referred to as net unrealized gain or loss) is charged or credited directly to our shareholders' equity. For our trading securities, the difference is charged or credited to our statement of income. We calculate the fair value based on quoted market prices, as reported by reputable market data providers. If quoted market prices are not available, fair values are estimated either based on values obtained from independent pricing services or based on cash flow estimates. Realized gains and losses on disposal of our fixed maturity investments are determined based upon specific identification of the cost of investments sold and are recorded in our statement of income. We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of "other than temporary impairments." The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors, including the duration and magnitude of an unrealized loss, specific credit events, the overall financial condition of the issuer, and the Company's intent to hold a security for a sufficient period of time for the value to recover the unrealized loss. The Company believes it has the ability to hold any specific security to its stated maturity. This is based on current and anticipated future positive cash flow from operations that generates sufficient liquidity in order to meet our obligations. If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security and record a realized loss in our statement of income.

     Other invested assets, which do not have a quoted market price, are carried at estimated fair value.

     Cash equivalents and short-term investments are carried at cost, which approximates fair value.

     The following table shows, in the aggregate, the fair value of our portfolio of invested assets (except for other invested assets) at December 31, 2004 ($ in thousands):

U.S. Government and U.S. Government agencies ................         $    4,203
Corporate bonds .............................................          1,158,797
Mortgage and asset-backed securities ........................            511,069
Municipal bonds .............................................            215,251
Foreign governments, states and foreign corporate ...........            347,206
                                                                      ----------
        Total bonds .........................................          2,236,526
Redeemable preferred stocks .................................              3,676
                                                                      ----------
        Total fixed maturities ..............................         $2,240,202
                                                                      ----------

  QUALITY

     Our current investment guidelines call for our invested asset portfolio to have at least an average A2 rating as measured by Moody's Investors Service ("Moody's"). At December 31, 2004, our fixed maturity portfolio had a dollar weighted average rating of Aa3. The average yield of our portfolio for the year ended December 31, 2004 was 4.3%.

     The following table summarizes the composition of the fair value of the fixed maturity portfolio at December 31, 2004 by rating as assigned by Moody's:

                                                      Fair Value      % of Total
                                                      ----------      ----------
Aaa .............................................     $  764,002           34.1%
Aa - Aa3 ........................................        447,071           20.0%
A - A3 ..........................................        909,403           40.6%
Baa .............................................        119,726            5.3%
                                                      ----------      ----------
    Total .......................................     $2,240,202          100.0%
                                                      ----------      ----------

  DURATION

     At December 31, 2004, our fixed maturity portfolio had an average weighted duration of 3.9 years. The following table summarizes the fair value of our available-for-sale fixed maturity portfolio by contractual maturities at December 31, 2004; actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties ($ in thousands):

                                                         Amortized
                                                            Cost      Fair Value
                                                        ----------    ----------
Due in one year or less ............................    $   54,567    $   54,390
Due from one to five years .........................       929,647       932,655
Due from five to ten years .........................       411,388       415,697
Due in ten or more years ...........................       236,181       240,042
Mortgage and asset backed securities ...............       508,757       511,069
                                                        ----------    ----------
        Total bonds ................................     2,140,540     2,153,853
Redeemable preferred stocks ........................         3,750         3,676
                                                        ----------    ----------
        Total available-for-sale fixed maturities ..    $2,144,290    $2,157,529
                                                        ----------    ----------

COMPETITION

     The property and casualty reinsurance industry is highly competitive. We compete with reinsurers worldwide, some of which have greater financial, marketing and management resources than ours. Some of our competitors are large financial institutions that have reinsurance segments, while others are specialty reinsurance companies. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization. Our principal competitors vary by type of business. Bermuda-based reinsurers are significant competitors on property catastrophe business. Lloyd's of London syndicates are significant competitors on marine business. On international business, the large European reinsurers are significant competitors. Large U.S. direct reinsurers, as well as lead U.S.-based broker market reinsurers, are significant competitors on U.S. casualty business. On an overall basis, we expect that our most significant competitors include ACE Limited, Arch Capital Group Ltd., Axis Capital Holdings, The Chubb Corporation, White Mountains Insurance Group, Ltd., Endurance Specialty Holdings, Everest Re Group, General Re Corporation, IPC Holdings Ltd., Lloyd's of London, Montpelier Re Holdings Ltd., Munich Re Group, Odyssey Re Holdings Corp., Partner Re Limited, RenaissanceRe, Swiss Reinsurance Company, Transatlantic Holdings and XL Capital Limited.

     Following the September 11, 2001 terrorist attack, a number of individuals and companies in the reinsurance industry established new, well-capitalized, Bermuda-based reinsurers to benefit from improved market conditions, and a number of existing competitors raised additional capital. Many of the reinsurers that entered the reinsurance markets have more capital than we have. In addition, there may be established companies or new companies of which we are not aware that may be planning to commit capital to this market. The full effect of this additional capital on the reinsurance market and on the terms and conditions of the reinsurance contracts of the types we expect to underwrite may not be known for some time. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims handling experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be underwritten.

     Traditional as well as new capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivatives such as swaps) that may compete with certain types of reinsurance, such as property catastrophe. Over time, these numerous initiatives could significantly affect supply, pricing and competition in our industry.

RATINGS AND COLLATERAL

     Best's is generally considered to be a significant rating agency for the evaluation of insurance and reinsurance companies. Best's ratings are based on a quantitative evaluation of performance with respect to profitability, capital adequacy and liquidity and a qualitative evaluation of spread of risk, reinsurance programs, investments, unpaid losses and management.

     Best's has assigned a financial strength rating of "A" (Excellent) to our operating subsidiaries. This rating is the third highest of sixteen rating levels. According to Best's, a rating of "A" indicates Best's opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.

     Ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, a ceding company's own rating may be adversely affected by a downgrade in the rating of its reinsurer. Therefore, a downgrade of our rating may dissuade a ceding company from reinsuring with us and may influence a ceding company to reinsure with a competitor of ours that has a higher rating.

         Furthermore, it is increasingly common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract or require us to provide collateral if we are downgraded below a certain rating level. Whether a client would exercise this cancellation right would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict the extent to which this cancellation right would be exercised, if at all, or what effect any such cancellations would have on our financial condition or future operations, but such effect potentially could be material.

     We may from time to time secure our obligations under our various reinsurance contracts using trusts and letters of credit. We have entered into agreements with several ceding companies that require us to provide collateral for our obligations under certain reinsurance contracts with these ceding companies under various circumstances, including where our obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on our rating from Best's or other rating agencies and a downgrade of our ratings or a failure to achieve a certain rating may increase the amount of collateral we are required to provide. We may provide the collateral by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract. The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of IBNR made by the ceding company. Since we may be required to provide collateral based on the ceding company's estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.

EMPLOYEES

     At December 31, 2004, we employed 159 people. None of our employees is subject to collective bargaining agreements. We are not aware of any efforts to implement such agreements at any of our subsidiaries.

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

     The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers being the largest and, consequently, subject to the strictest regulation. Platinum Bermuda is registered as a Class 4 and long-term insurer and is regulated as such under the Insurance Act.

     Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Platinum Bermuda is at our principal executive offices in Bermuda, and Platinum Bermuda's principal representative is Barton W. Hedges, the President and Chief Operating Officer of Platinum Bermuda. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days' notice in writing to the Authority is given of the intention to do so. It is the duty of the principal representative, within 14 days of reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable "event" has, to the principal representative's knowledge, occurred or is believed to have occurred, to make a report in writing to the Authority setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable "event" include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or liquidity or other ratio.

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

     Loss Reserve Specialist. As a registered Class 4 insurer, Platinum Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and LAE provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the Authority. Platinum Bermuda's loss reserve specialist is Neal
J. Schmidt, our Chief Actuary. Mr. Schmidt is a fellow of the Casualty Actuarial Society and a member of the American Academy of Actuaries.

     Approved Actuary. Platinum Bermuda, as a registered long-term insurer, is required to submit an annual actuary's certificate when filing its statutory financial return. The actuary's certificate shall state whether or not (in the opinion of the insurer's approved actuary) the aggregate amount of the liabilities of the insurer in relation to long-term business as at the end of the relevant year, exceeds the aggregate amount of those liabilities as shown in the insurer's statutory balance sheet. The actuary must be approved by the Authority and will normally be a qualified life actuary. Platinum Bermuda's approved actuary is William Hines. Mr. Hines is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

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

     Annual Statutory Financial Return. Platinum Bermuda is required to file with the Authority a statutory financial return no later than four months after its financial year-end (unless specifically extended). The statutory financial return for an insurer registered as a Class 4 general business and long-term insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of such insurer, a general business solvency certificate, a long-term business solvency certificate, the statutory financial statements themselves, the opinion of the loss reserve specialist, an actuary's certificate and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify.

     Minimum Solvency Margin and Restrictions on Dividends and Distributions. Under the Insurance Act, the value of its long-term business assets must exceed the amount of its long-term liabilities by at least $250,000. The Insurance Act also provides that the general business assets of a Class 4 insurer, such as Platinum Bermuda, must exceed the amount of an insurer's general business liabilities by an amount greater than the prescribed minimum solvency margin. Platinum Bermuda:

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

     Long-term Business Fund. An insurer carrying on long-term business is required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business. All receipts of its long-term business form part of its long-term business fund. No payment may be made directly or indirectly from an insurer's long-term business fund for any purpose other than a purpose related to the insurer's long-term business, unless such payment can be made out of any surplus

(certified by the insurer's approved actuary) to be available for distribution otherwise than to policyholders. Platinum Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund (as certified by its approved actuary) exceeds the liabilities of the insurer's long-term business (as certified by the insurer's approved actuary) by the amount of the dividend and at least the $250,000 minimum solvency margin prescribed by the Insurance Act, and the amount of any such dividend may not exceed the aggregate of that excess (excluding the said $250,000) and any other funds properly available for payment of dividends, such as funds arising out of business of the insurer other than long-term business.

     Restrictions on Transfer of Business and Winding-Up. As a long-term insurer, Platinum Bermuda is subject to the following provisions of the Insurance Act:

  (1) all or any part of the long-term business, other than long-term business that is reinsurance business, may be transferred only with and in accordance with the sanction of the applicable Bermuda court; and

  (2) an insurer or reinsurer carrying on long-term business may only be wound-up or liquidated by order of the applicable Bermuda court, and this may increase the length of time and costs incurred in the winding-up of Platinum Bermuda when compared with a voluntary winding-up or liquidation.

     Supervision and Intervention. If it appears to the Authority that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Authority may, among other things, direct the insurer (i) not to take on any new insurance business, (ii) not to vary any insurance contract if the effect would be to increase the insurer's liabilities, (iii) not to make certain investments, (iv) to realize certain investments, (v) to maintain in, or transfer to the custody of, a specified bank, certain assets, (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments, and/or (vii) to limit its premium income.

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

  U.S. REGULATION

     Platinum US is organized and domiciled in the State of Maryland, is licensed in Maryland as a property and casualty insurer, and is licensed, authorized or accredited to write reinsurance in all 50 states of the United States and the District of Columbia. Although Platinum US is regulated by state insurance departments and applicable state insurance laws in each state where it is licensed, authorized or accredited, Platinum US' principal insurance regulatory authority is the Maryland Insurance Administration. In connection with the acquisition of Platinum US by Platinum Holdings, the Maryland Insurance Administration issued a consent order relating to Platinum US pursuant to which, among other things, we have agreed to comply with the notice and approval requirements with respect to certain transactions with RenaissanceRe and its affiliates.

     U.S. Insurance Holding Company Regulation of Platinum Holdings, Platinum Ireland and Platinum Finance. Platinum Holdings and Platinum Ireland as the indirect parent companies of Platinum US, and Platinum Finance as the direct parent company of Platinum US, are subject to the insurance holding company laws of Maryland, where Platinum US is organized and domiciled. These laws generally require an authorized insurer that is a member of a holding company system to register with the insurance department of the State of Maryland and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions among companies in the holding company system affecting Platinum US, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the Maryland Insurance Commissioner (the "Commissioner").

     The insurance laws of Maryland prohibit any person from acquiring control of Platinum Holdings, Platinum Ireland, Platinum Finance or Platinum US unless that person has filed a notification with specified information with the Commissioner and has obtained the Commissioner's prior approval. Under the Maryland statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person or entity who acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities, or to other actions that may be taken by the Commissioner. In addition, many U.S. state insurance laws require prior notification to state insurance departments of a change in control of a nondomiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist, such as undue market concentration. In addition, any transactions that would constitute a change in control of Platinum Holdings, Platinum Ireland or Platinum Finance may require prior notification in those states that have adopted pre-acquisition notification laws.

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

     Under Maryland insurance law, Platinum US must give ten days' prior notice to the Commissioner of its intention to pay any dividend or make any distribution other than an extraordinary dividend or extraordinary distribution. The Commissioner has the right to prevent payment of such a dividend or such a distribution if the Commissioner determines, in the Commissioner's discretion, that after the payment thereof, Platinum US' policyholders' surplus would be inadequate or could cause Platinum US to be in a hazardous financial condition.

     In addition, Platinum US must give at least 30 days prior notice to the Commissioner before paying an "extraordinary dividend" or making an "extraordinary distribution" out of earned surplus. Extraordinary dividends and extraordinary distributions are dividends or distributions which, together with any other dividends and distributions paid during the immediately preceding twelve-month period, would exceed the lesser of:

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

     The NAIC assists state insurance departments in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. The NAIC has instituted its Financial Regulatory Accreditation Standards Program

("FRASP") in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate insurance department personnel for enforcement thereof in order to become an "accredited" state. The NAIC determines whether individual states should be accredited, and each state's accreditation is determined by the NAIC periodically. If a state is not accredited or loses its accreditation, accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in such unaccredited state. The State of Maryland is currently accredited under FRASP.

     Platinum Holdings has entered into a guaranty pursuant to which it has agreed to guarantee Platinum US' payment obligations under reinsurance contracts written by Platinum US on or after December 31, 2003 to the extent such payment obligations are not disputed or contested by Platinum US. In addition, Platinum Holdings has entered into a capital support agreement with Platinum US pursuant to which Platinum Holdings may be required from time to time to contribute capital to Platinum US in such amounts as shall be necessary to ensure that Platinum US will have adequate capital and surplus.

     The ability of a primary insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit to statutory reserves on its statutory financial statements for the reinsurance ceded to the reinsurer. With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed or accredited in a state where the primary insurer is domiciled.

     Platinum UK and Platinum Bermuda. Platinum UK and Platinum Bermuda are not licensed, accredited or approved in any state in the U.S. The great majority of states, however, permit a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer provides a letter of credit, trust fund or other acceptable collateral arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. Platinum UK or Platinum Bermuda may be subject to reinsurance premium excise taxes in the United States (1%) and certain other jurisdictions.

  U.K. REGULATION

     The framework for supervision of insurance companies in the U.K. is largely formed by European Union Directives ("Directives"), which are required to be implemented in member states through national legislation. Directives aim to harmonize insurance regulation and supervision throughout the European Union by establishing minimum standards in key areas, and requiring member states to give mutual recognition to each other's standards of prudential supervision.

     On December 1, 2001, the Financial Services Authority (the "FSA") assumed its full powers and responsibilities under the Financial Services and Markets Act 2000 ("FSMA"). The FSA is now the single statutory regulator responsible for regulating deposit-taking, insurance, investment and most other financial services business. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA or falls under an exemption.

     Insurance business (which includes reinsurance business) is authorized and supervised by the FSA. On December 4, 2002, Platinum UK received approval from the FSA to write the business formerly conducted by St. Paul Re in the U.K.

     Supervision. In its role as supervisor of insurance companies, the primary objective of the FSA is to fulfill its responsibilities under the FSMA regime relating to the safety and soundness of insurance companies with the aim of strengthening, but not guaranteeing, the protection of insureds. The FSA has adopted a risk-based approach to the supervision of insurance companies. Under this approach, the FSA performs a formal risk assessment of every insurance company or group carrying on business in the U.K. during each supervisory period, which varies in length according to the risk profile of the insurer. After each risk assessment, the FSA will inform the insurer of its views on the insurer's risk profile. This report will include details of any remedial action which the FSA requires and the likely consequences if this action is not taken.

     Solvency Requirements. Insurance companies are required to maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the FSA rules, and for these purposes, an insurer's assets and its liabilities are subject to specific valuation rules. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised.

     Platinum Holdings has entered into a guaranty pursuant to which it has agreed to guarantee Platinum UK's undisputed payment obligations under reinsurance contracts written by Platinum UK on or after December 31, 2003. In addition, Platinum Holdings has entered into a capital support agreement with Platinum UK pursuant to which Platinum Holdings may be required from time to time to contribute capital to Platinum UK by way of interest-free, subordinated debt in such amounts as shall be necessary to ensure that Platinum UK will have adequate capital and surplus.

     Restrictions on Dividend Payments. English law prohibits Platinum UK from declaring a dividend to its shareholders unless it has "profits available for distribution." The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company's solvency margin within its jurisdiction and may restrict Platinum UK from declaring a dividend at a level that the FSA determines would adversely affect Platinum UK's solvency requirements. It is common practice in the U.K. to notify the FSA in advance of any significant dividend payment.

     Reporting Requirements. Insurance companies incorporated in England or Wales must prepare their financial statements under the Companies Act 1985 (as amended), which requires the filing with Companies House of audited financial statements and related reports.

     Equalization Reserves. Each insurance company writing property, aviation, marine, business interruption or nuclear insurance or reinsurance business is required to maintain an equalization reserve in respect of business written in the financial years ending on or after December 23, 1996. Insurance companies writing credit insurance business must maintain equalization reserves calculated in accordance with certain provisions related specifically to credit insurance business.

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

     Change of Control. FSMA regulates changes in "control" of any insurance company authorized under FSMA. Any company or individual that (together with the associates thereof) directly or indirectly holds 10% or more of the shares in the parent company of a U.K. authorized insurance company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such a parent company, would be considered to be a "controller" for the purposes of the relevant legislation, as would a person who had significant influence over the management of such parent company by virtue of his shareholding in it. A purchaser of more than 10% of the common shares of Platinum Holdings would therefore be considered to have acquired "control" of Platinum UK.

     Under FSMA, any person proposing to acquire "control" over an authorized insurance company must give prior notification to the FSA of his intention to do so. In addition, if an existing controller proposed to increase its control in excess of certain thresholds set out in FSMA, that person must also notify the FSA in advance. The FSA then has three months to consider that person's application to acquire or increase "control". In considering whether to approve such application, the FSA must be satisfied both that the person is a fit and proper person to have such "control" and that the interests of consumers would not be threatened by such acquisition of or increase in "control". Failure to make the relevant prior application would constitute a criminal offense.

     Intervention and Enforcement. The FSA has extensive powers to intervene in the affairs of an authorized person. FSMA imposes on the FSA statutory obligations to monitor compliance with the requirements imposed by FSMA, and to enforce the provisions of FSMA and its related secondary legislation and take disciplinary measures.

     The FSA has a general power on giving notice to require information and documents from authorized persons that the FSA reasonably requires in connection with the exercise of its functions under the regulatory regime. The FSA also has distinct statutory powers to appoint investigators under FSMA.

     Proposed Regulatory Developments in the U.K. and at the European Union Level. The legal and regulatory framework under which financial institutions (including insurance and reinsurance companies) conduct regulated business in the U.K. has been subject to significant reform over the past few years and further reforms are both imminent and contemplated.

     Recent reforms include the production by the FSA of the final form of those Rules in the Integrated Prudential Sourcebook ("PSB") (the single prudential regulatory framework for all financial institutions in the U.K.) that govern the calculation of capital resources requirements for insurers (which includes pure reinsurers). These Rules came into force on December 31, 2004, replacing the majority of the provisions in the FSA's Interim Prudential Sourcebook for insurers.

     These Rules implement the FSA's proposals for the calculation by companies of a Minimum Capital Requirement ("MCR"), and the obligation on companies to maintain capital resources equal to this capital requirement. The Rules also require Platinum UK to calculate an Enhanced Capital Requirement ("ECR"), and to report this calculation privately to the FSA. The ECR is intended to provide a risk-responsive, but standardized, method for benchmarking a company's capital requirements.

     Platinum UK is required to make an individual assessment of its capital needs, which, together with the result of the ECR calculation, is used as a starting point in the FSA's discussions with Platinum UK concerning its individual capital assessment and when the FSA gives individual capital guidance ("ICG"). The FSA has stated that it intends to give authorized companies ICG reflecting its views as to what level of capital would be adequate for their particular businesses. The view of the FSA is that a decrease in a company's capital below the level of its ICG would represent a regulatory intervention point.

     The FSA has also announced that it will review by 2006 whether to implement the ECR as a `hard' test, requiring that companies maintain capital resources at least equal to their ECR. This aspect of the new regime may mean that Platinum UK is required to increase the level of capital held, and it will therefore be necessary for Platinum UK to monitor developments in this area.

     The PSB also contains provisions aimed at ensuring adequate diversification of an insurer's or reinsurer's exposures to reinsurers (whether intra- or extra-group). In particular, in each financial year, a company will need to restrict the gross earned premiums which it pays to a reinsurer or group of closely related reinsurers to the higher of (a) 20% of the firm's projected gross earned premiums for that financial year; or (b) L4 million. Where a company exceeds, or anticipates exceeding, this limit, it will need to notify the FSA and explain how, despite the excess reinsurance concentration, the credit risk is being safely managed.

     The PSB requires a company to notify the FSA as soon as it first becomes aware that a reinsurance exposure to a reinsurer or group of closely related reinsurers is reasonably likely to exceed or has exceeded 100% of the capital resources of the reinsurer or group. This notification must demonstrate that prudent provision has been made for the reinsurance exposure in excess of the 100% limit (or detail why in the opinion of the firm no provision is required) and explain how the reinsurance exposure is being safely managed.

     Significant current regulatory developments at the European Union level include the proposed adoption of a Directive creating a single market within the European Union in reinsurance (the "Reinsurance Directive"). The Reinsurance Directive is currently in draft form, but is likely to include rules on the establishment of technical provisions (the amount that a reinsurance undertaking must set aside in order to enable it to pay its contractual commitments) and on the investment of assets covering those technical provisions. It is also likely to contain rules on required solvency margins and minimum capital requirements as well as rules on measures to be adopted by regulators if reinsurance undertakings are in financial difficulty. Although the Reinsurance Directive is currently in draft form, it may, once implemented, affect the level of capital that Platinum UK is required to hold, and it will therefore be necessary for Platinum UK to monitor developments in this area.

     In the longer term, the European Union is running the "Solvency II" project, which, on the basis of a review of all aspects of the insurance industry, is intended to establish a solvency system that is better matched to the risks incurred by insurance undertakings than the framework imposed under current European legislation. It contains a fundamental and wide-ranging review of the current solvency regime for European insurers in light of current developments in insurance, risk management, finance techniques and financial reporting. However, the Solvency II project is not expected to be implemented for several years, and it is not currently possible to point to legislative developments with any certainty. It will therefore also be necessary for Platinum UK to monitor developments in this area.

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

AVAILABLE INFORMATION

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our Internet website at www.platinumre.com as soon as reasonably practicable after such reports are electronically filed with the SEC. We also post on our website the charters of our Audit, Compensation, Governance and Executive Committees, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and Compliance Procedures, and any amendments or waivers thereto, and any other corporate governance materials required to be posted by SEC or New York Stock Exchange ("NYSE") regulations. These documents are also available in print to any shareholder requesting a copy from our corporate secretary at our principal executive offices. Information contained on Platinum Holdings' website is not part of this report.

     On May 7, 2004, our Chief Executive Officer submitted to the NYSE his
Section 303A.12(a) Annual CEO Certification in which he stated that he is not aware of any violations by the Company of the NYSE's Corporate Governance listing standards.

ITEM 2.  PROPERTIES

     Platinum Holdings' principal executive offices are located in approximately 3,837 square feet of office space subleased from Platinum Bermuda at The Belvedere Building, 69 Pitts Bay Road, Pembroke, Bermuda. Platinum Bermuda leases a total of 7,674 square feet of office space, using approximately 3,837 square feet for its principal offices. The term of this lease ends on December 31, 2006.

     The principal offices of Platinum US are located at Two World Financial Center, New York, New York, where Platinum US leases approximately 49,600 square feet of office space. The term of this lease ends on September 29, 2013. Platinum US has also entered into assignments of leases with St. Paul with respect to approximately 4,000 square feet of office space in Chicago, 6,300 square feet of office space in Miami and 540 square feet of office space in Tokyo. The terms of these leases will end in 2005, 2006 and 2006, respectively.

     The principal offices of Platinum UK are located at Fitzwilliam House, 10 St. Mary Axe, London, where Platinum UK leases approximately 7,265 square feet of office space. The term of this lease ends on February 15, 2006.

ITEM 3.  LEGAL PROCEEDINGS

     In November and December 2004, we received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products. We are fully cooperating in responding to all such requests. Other reinsurance companies have reported receiving similar subpoenas and requests. This investigation appears to be at a very preliminary stage and, accordingly, we are unable to predict the direction the investigation will take and the impact, if any, it may have on our business.

     In the normal course of business, the Company may become involved in various claims and legal proceedings. We are not currently aware of any pending or threatened material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Platinum Holdings shareholders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common shares are listed on the NYSE under the symbol "PTP." The following table shows the high and low per share sale prices of our common shares, as reported on the NYSE for the periods indicated:

                                                   Price Range of Common Shares
                                                   ----------------------------
                    Period                             High              Low
------------------------------------------         -----------       -----------
2003:
  First Quarter ..........................            $26.45            $21.29
  Second Quarter .........................             28.70             24.00
  Third Quarter ..........................             28.55             25.66
  Fourth Quarter .........................             32.05             26.80

2004:
  First Quarter ..........................             34.20             29.00
  Second Quarter .........................             34.00             30.00
  Third Quarter ..........................             31.13             27.49
  Fourth Quarter .........................            $31.13            $27.30

     On February 15, 2005, the last reported sale price for our common shares on the NYSE was $30.46 per share.

     At February 15, 2005, there were approximately 29 holders of record and approximately 2,800 beneficial holders of our common shares.

     During the years ended December 31, 2004 and 2003, we paid quarterly dividends of $0.08 per common share. The Board has declared a dividend for the first quarter of 2005 of $0.08 per common share, payable on March 31, 2005 to shareholders of record at the close of business on March 1, 2005. The declaration and payment of dividends is at the discretion of the Board of Directors and depend upon our results of operations and cash flows, the financial positions and capital requirements of Platinum US, Platinum UK and Platinum Bermuda, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant; however, the declaration and payment of dividends will be prohibited if certain contract adjustment payments in respect of the Company's equity security units are deferred. Additionally, under the Bermuda Companies Act 1981, Platinum Holdings may declare or pay a dividend only if, among other things, it has reasonable grounds for believing that it is, or after the payment would be, able to pay its liabilities as they become due. Accordingly, there is no assurance that dividends will be declared or paid in the future. Currently, there is no Bermuda withholding tax on dividends paid by Platinum Holdings.

     Platinum US is subject to regulatory constraints imposed by Maryland insurance law, Platinum UK is subject to regulatory constraints imposed by U.K. insurance law, Platinum Ireland is subject to constraints imposed by Irish law, and Platinum Bermuda is subject to regulatory constraints imposed by Bermuda insurance law, which constraints affect the ability of each to pay dividends to Platinum Holdings. See "Business - Regulation."

     We have agreed to adjust the exercise price of the options granted to St. Paul and RenaissanceRe as part of the St. Paul Investment and RenaissanceRe Investment, respectively, to the extent dividend increases exceed 10% per year; however, we do not expect that dividend increases, if any, will exceed such rate.

     We did not issue any common shares that were not registered under the Securities Act of 1933 during the quarter ended December 31, 2004.

     On August 4, 2004, the board of directors of the Company approved a plan to purchase up to $50,000,000 of its common shares. During the year ended December 31, 2004 the Company purchased 349,700 of its common shares in the open market at an aggregate amount of $9,985,000 at a weighted average price of $28.55 per share. The shares purchased by the Company were canceled. No repurchases of the Company's common shares were made during the quarter ended December 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data of the Company as of and for the years ended December 31, 2004 and 2003 and as of and for the period ended December 31, 2002, and of St. Paul Re for the period from January 1, 2002 through November 1, 2002 and for the years ended December 31, 2001 and 2000. The data for the Company as of and for the years ended December 31, 2004 and 2003 and as of and for the period ended December 31, 2002 were derived from the Company's consolidated financial statements beginning on page F-1 of this Form 10-K. The data for St. Paul Re for the period ended November 1, 2002 were derived from the audited combined financial statements of St. Paul Re prior to the Initial Public Offering (the Predecessor Business) beginning on page P-1 of this Form 10-K. The data for the years ended December 31, 2001 and 2000 were derived from the selected historical combined financial statements of St. Paul Re not included in this Form 10-K. You should read the selected financial data in conjunction with the Company's consolidated financial statements as of and for the years ended December 31, 2004 and 2003 and the period ended December 31, 2002 beginning on page F-1 of this Form 10-K, and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 34 of this Form 10-K. You should also read the selected financial data in conjunction with the Predecessor financial information beginning on page P-1 of this Form 10-K.

     THE UNDERWRITING RESULTS AND THE AUDITED HISTORICAL COMBINED FINANCIAL STATEMENTS OF ST. PAUL RE PRIOR TO THE INITIAL PUBLIC OFFERING (THE PREDECESSOR BUSINESS) ARE NOT INDICATIVE OF THE ACTUAL RESULTS OF THE COMPANY SUBSEQUENT TO THE INITIAL PUBLIC OFFERING.

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                    ($ in millions, except per share amounts)

                                                     Platinum Underwriters Holdings, Ltd.            St. Paul Re (Predecessor)
                                                --------------------------------------------  --------------------------------------
                                                                               As of and for
                                                                                 the period   Period from
                                                                                    from       January 1,
                                                                                 November 1,     2002              Years ended
                                                Years ended December 31,        2002 through    through            December 31,
                                                -------------------------       December 31,    November      ----------------------
                                                   2004            2003             2002        1, 2002         2001          2000
                                                ---------         -------       -----------   -----------     --------      --------
Statement of Income Data:

Net premiums written .....................      $ 1,646.0         1,172.1       $   298.1       $ 1,007         1,677       $ 1,073
Net premiums earned ......................        1,447.9         1,067.5           107.1         1,102         1,593         1,121
Net investment income ....................           84.5            57.6             5.2
Losses and LAE ...........................        1,019.8           584.2            60.4           791         1,922           811
Underwriting expenses ....................      $   381.0           320.7       $    37.6           319           397           424
Underwriting gain (loss) .................                                                      $    (8)         (726)      $  (114)

Net income ...............................           84.8           144.8             6.4
Basic earnings per share .................           1.96            3.37            0.15
Diluted earnings per share ...............           1.81            3.09            0.15
Dividends declared per share .............      $    0.32            0.32       $      --

Balance Sheet Data:

Total investments and cash ...............      $ 2,456.9         1,790.5       $ 1,346.7
Premiums receivable ......................          580.0           487.4             5.6
Total assets .............................        3,422.0         2,485.6         1,644.9
Net unpaid losses and LAE ................        1,379.2           731.9           281.7
Net unearned premiums ....................          499.5           299.9           191.0
Debt obligations .........................          137.5           137.5           137.5
Shareholders' equity .....................        1,133.0         1,067.2           921.2

Book value per share .....................      $   26.30           24.79       $   21.42

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes included on pages F-1 through F-34 of this Form 10-K. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

     In November 2002, Platinum Holdings completed the Initial Public Offering. Concurrent with the Initial Public Offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Travelers

Companies, Inc., formerly The St. Paul Companies, Inc., ("St. Paul"), and 3,960,000 common shares to RenaissanceRe Holdings Ltd. ("RenaissanceRe") in private placements. As part of the Public Offering, St. Paul and RenaissanceRe received options to purchase up to 6,000,000 and 2,500,000 of additional common shares, respectively, at any time during the ten years following the Initial Public Offering at a price of $27.00 per share. St. Paul subsequently sold its 6,000,000 common shares in June 2004. Also, concurrent with the transactions in November 2002, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses ("LAE"), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the "Quota Share Retrocession Agreements"). In addition to these transactions, the Company issued Equity Security Units ("ESU's"), consisting of a contract to purchase common shares in 2005 and an ownership interest in a senior note due 2007.

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

  PREMIUMS

     Assumed reinsurance premiums are recognized as revenues when premiums become earned proportionately over the coverage period. Net premiums earned are recorded in the statement of income, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded on the balance sheet as unearned premiums, gross of any ceded unearned premiums.

     Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period. Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by estimates of premiums that are written but not reported ("WBNR"). In addition to estimating WBNR, the Company estimates the portion of premium earned but not reported ("EBNR"). The Company also estimates the expenses associated with these premiums in the form of losses, LAE and commissions. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the premium estimates and any adjustments to these estimates are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made. Adjustments to original premium estimates could be material and could significantly impact earnings in the period they are recorded. Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and premiums receivable represents estimated premiums, net of commissions, and are not currently due based on the terms of the underlying contracts.

     Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the loss experience under the contracts. Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on loss experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses. These premiums relate to the future coverage obtained for the remainder of the initial policy term and are earned over the remaining policy term. Additional premiums are those premiums triggered by losses and not related to reinstatement of limits and are earned immediately. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary.

  UNPAID LOSSES AND LAE

     The most significant judgment made by management in the preparation of financial statements is the estimation of unpaid losses and LAE, also referred to as "loss reserves." These liabilities are balance sheet estimates of future amounts required to pay losses and LAE for reinsured claims which have occurred at or before the balance sheet date. Every quarter, the Company's actuaries prepare estimates of the loss reserves based on established actuarial techniques. Because the ultimate amount of unpaid losses and LAE is uncertain, we believe that quantitative techniques to estimate these amounts are enhanced by professional and managerial judgment. Company management reviews these estimates and determines its best estimate of the liabilities to record in the Company's financial statements.

     Unpaid losses and LAE include estimates of the cost of claims that were reported but not yet paid ("case reserves") and the cost of claims that were incurred but not reported ("IBNR"). Case reserves are usually based upon claim reports received from ceding companies, and may be increased or reduced by the Company's claims personnel. IBNR is based on actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method. IBNR related to a specific event may be based on the Company's estimated exposure to an industry loss and may include the use of catastrophe modeling software.

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

     Over time, as a greater number of claims are reported, actuarial estimates of IBNR are based on the Bornhuetter-Ferguson and the chain ladder techniques. The Bornhuetter-Ferguson technique utilizes actual reported losses and expected patterns of reported losses, taking the initial expected ultimate losses into account to determine a new estimate of expected ultimate losses. This technique is most appropriate when there are few reported claims and a relatively less stable pattern of reported losses. The chain ladder technique utilizes actual reported losses and expected patterns of reported losses to determine a new estimate of expected ultimate losses that is independent of the initial expected ultimate losses. This technique is most appropriate when there are a large number of reported losses with significant statistical credibility and a relatively stable pattern of reported losses. The pattern of reported losses is determined utilizing actuarial analysis, including management's judgment, and is based on historical patterns of the recording of paid losses and case reserves to the Company, as well as industry patterns. Information that may cause historical patterns to differ from future patterns is considered and reflected in expected patterns as appropriate. For property and health coverages these patterns indicate that a substantial portion of the ultimate losses are reported within 2 to 3 years after the contract is effective. Casualty patterns can vary from 3 years to over 20 years depending on the type of business.

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

     We do not establish liabilities until the occurrence of an event that may give rise to a loss. When an event of sufficient magnitude occurs, we may establish a specific IBNR reserve. Generally, this involves a catastrophe occurrence that affects many ceding companies. Ultimate losses and LAE are based on management's judgment that reflects estimates gathered from ceding companies, estimates of insurance industry losses gathered from public sources and estimates from catastrophe modeling software.

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

     Estimates of unpaid losses and LAE are periodically re-estimated and adjusted as new information becomes available. Any such adjustments are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made.

  REINSURANCE

     Premiums written, premiums earned and losses and LAE reflect the net effects of assumed and ceded reinsurance transactions. Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been met. Evaluating risk transfer involves significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. Reinsurance contracts that do not transfer significant insurance risk are generally accounted for as reinsurance deposit liabilities with interest expense charged to other income and credited to the liability.

  INVESTMENTS

     In accordance with our investment guidelines, our investments consist largely of high-grade marketable fixed income securities. Fixed maturities owned that the Company may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income as a separate component of shareholders' equity, net of deferred taxes. Fixed maturities owned that the Company has the intent to sell prior to maturity are classified as trading securities and reported at fair value, with unrealized gains and losses included in other income. Securities classified as trading securities are generally denominated in foreign currencies and intended to match foreign net liabilities denominated in foreign currencies in order to minimize net exposures arising from fluctuations in foreign currency exchange rates. Realized gains and losses on sales of investments are determined on a specific identification basis. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.

     The Company believes it has the ability to hold any specific security to maturity. This is based on current and anticipated future positive cash flow from operations that generates sufficient liquidity in order to meet our obligations. However, in the course of managing investment credit risk, asset liability duration or other aspects of the investment portfolio, the Company may decide to sell any specific security. The Company routinely reviews its available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of "other than temporary impairments." The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include, but are not limited to, the length and magnitude of an unrealized loss, specific credit events, the overall financial condition of the issuer, and the Company's intent to hold a security for a sufficient period of time for the value to recover the unrealized loss. If the Company has determined that an unrealized loss on a security is other than temporary, the Company writes down the carrying value of the security to its current fair value and records a realized loss in the statement of income. During 2004 and as of December 31, 2004, the Company's investment portfolio does not contain any securities that were determined to have other than temporary impairments.

  INCOME TAXES

     Platinum Holdings and Platinum Bermuda are domiciled in Bermuda. Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains taxes being imposed, they will be exempt from those taxes until 2016. The Company also has subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof.

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

  STOCK-BASED COMPENSATION

     During 2003, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees" ("SFAS 123") and Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 123 requires that the fair value of shares granted under the Company's share option plan subsequent to adoption of SFAS 148 be amortized in earnings over the vesting periods. The fair value of the share options granted is determined through the use of an option-pricing model. SFAS 148 amends SFAS 123 and provides transitioning guidance for a voluntary adoption of FAS 123 as well as amends the disclosure requirements of SFAS 123. For the period from November 1, 2002 through December 31, 2002, the Company used the intrinsic value method of accounting for stock-based awards granted to employees established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, if the exercise price of the Company's employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded. For share options granted in 2002, the Company continues to use APB25.

     In December 2004, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 123R "Share Based Payment" ("SFAS 123R"). SFAS 123R requires that, prospectively, compensation costs be recognized for the fair value of all share options, including the costs related to the unvested portion of all outstanding share options as of December 31, 2004. The share based compensation expense for share options currently outstanding are to be based on the same cost model used to calculate the pro forma disclosures under SFAS 123. Consequently, the pro forma share based compensation expense and pro forma income as disclosed in the consolidated financial statements are the same as if the Company had adopted SFAS 123R in 2004.

REINSURANCE INDUSTRY CONDITIONS AND TRENDS

     The reinsurance industry historically has been cyclical, characterized by periods of price competition due to excessive underwriting capacity as well as periods of favorable pricing due to shortages of underwriting capacity. Cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile developments, including natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and other catastrophic events, including terrorist attacks, the frequency and severity of which are inherently difficult to predict. Property and casualty reinsurance rates often rise in the aftermath of significant catastrophe losses. To the extent that actual claim liabilities are higher than anticipated, the industry's capacity to write new business diminishes. The industry is also affected by changes in the propensity of courts to expand insurance coverage and grant large liability awards, as well as fluctuations in interest rates, inflation and other changes in the economic environment that affect market prices of investments.

     As a result of favorable loss development and strong investment returns beginning in the mid-1990's, the reinsurance industry entered a cycle of increased competition and industry capacity that pushed property and casualty premium rates down. In 1999, there were several significant worldwide catastrophic events that resulted in industry insured losses of approximately $31 billion. These losses, and the subsequent contraction of reinsurance capacity in the market, resulted in improvements in rates, terms and conditions beginning with January 2000 renewals. These improvements continued in 2001 as capacity continued to contract due to a number of catastrophe events, particularly the terrorist attack of September 11, 2001. With insured losses currently estimated to be in excess of $30 billion, the terrorist attack resulted in the largest insured loss ever experienced by the industry. By comparison, the largest industry insured catastrophic event prior to the attack was Hurricane Andrew in 1992 with $16 billion in estimated losses. Shortly after the property catastrophe events of 1999 and 2001, many reinsurance companies began to recognize poor results in their casualty business stemming from business underwritten from 1997 to 2000. The result was substantial loss reserve charges summing to tens of billions of dollars and a further decrease in industry capacity. In addition, the capital of a number of large companies was further reduced by poor investment results. In late 2001 and through 2002 several new companies were started. Some existing companies raised new capital and others exited the business. The new capital invested in the industry was substantially less than the capital reductions caused by losses, exiting companies and poor investment results. As a result, rate increases in 2002 were significantly higher than 2001. Rates on most lines of business still increased in 2003 though at a lower rate of increase than in 2002. Recent competition has led to lower rate increases and/or rate reductions in certain property and casualty classes in 2004. Despite the Florida and Caribbean catastrophe claims in the third quarter of 2004, property rate reductions still occurred. Nonetheless, we believe rates should provide adequate returns.

RESULTS OF OPERATIONS

     Platinum Holdings was incorporated on April 19, 2002 under the laws of Bermuda to hold subsidiaries that provide property and casualty reinsurance to insurers and reinsurers on a worldwide basis and, in November 2002, completed the Initial Public Offering and assumed certain rights and obligations of the reinsurance business from St. Paul. Consequently, the 2002 consolidated statements of income and comprehensive income, shareholders' equity and cash flows include all activity from incorporation on April 19, 2002 through December 31, 2002. The underwriting operations, as well as substantially all other operations of the Company commenced in November 2002. Generally, the 2002 results of operations reflect the period from November 1, 2002 through December 31, 2002 (the "2002 Period") and are not comparable to the results of operations for the years ended December 31, 2004 and 2003.

     Year Ended December 31, 2004 as Compared with the Year Ended December 31, 2003

     Net income for the years ended December 31, 2004 and 2003 was as follows ($ in thousands):

                                               2004             2003       Decrease
                                            -----------       -------    ------------
     Net income .........................   $    84,783       144,823    $   (60,040)

     The decrease in net income in 2004 as compared with 2003 is attributable to a decline in underwriting income of $115,429,000. The decline in underwriting income was due primarily to the combination of four significant named hurricanes, Charley, Frances, Ivan and Jeanne (the "Hurricanes"), causing severe damage in the Caribbean and the southeast United States in August and September of 2004, partially offset by growth of profitable business in all segments and favorable loss development. Net income in 2004 as compared with 2003 was also favorably impacted by an increase in investment income of $26,887,000 and reductions in corporate expenses of $9,871,000 and income tax expense of $18,526,000.

     The aggregate adverse impact on net income of the Company in 2004 from the Hurricanes is summarized as follows ($ in thousands):

     Losses .......................................................   $   230,475
     Less:
       Additional premiums earned .................................       (29,265)
       Profit commissions .........................................       (10,243)
                                                                      ------------
           Net adverse impact before income tax benefit ...........       190,967
     Income tax benefit ...........................................       (14,537)
                                                                      ------------
           Net adverse impact after income tax benefit ............   $   176,430
                                                                      ------------

     The impact of the Hurricanes was consistent with our expectations for storms of this magnitude and location.

     Net premiums written and net premiums earned for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                2004           2003        Increase
                                            -----------     ---------    -----------
     Net premiums written ...............   $ 1,646,013     1,172,142    $   473,871
     Net premiums earned ................   $ 1,447,935     1,067,527    $   380,408

     The increase in net premiums written and earned in 2004 as compared with 2003 is attributable to growth in all segments, and includes approximately $29,265,000 of additional premiums related to losses arising from the Hurricanes. The increase in net premiums earned is related to the growth in current and prior periods' net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

     Net investment income for the years ended December 31, 2004 and 2003 was $84,532,000 and $57,645,000, respectively. Net investment income increased during 2004 primarily due to increased invested assets attributable to positive cash flow from operations, excluding trading securities activities, which was $698,223,000 and $469,168,000 in 2004 and 2003, respectively. Fixed maturities were $2,240,202,000 and $1,678,138,000 at December 31, 2004 and 2003,
respectively. The book basis yields on fixed maturities were 4.3% and 4.1% at December 31, 2004 and 2003, respectively. Net investment income included $2,651,000 and $776,000 of interest earned on funds held for the years ended December 31, 2004 and 2003, respectively. Net investment income for the year ended December 31, 2003 included $1,357,000 of interest received from St. Paul on balances due relating to the Quota Share Retrocession Agreements. Net realized gains on investments of $1,955,000 and $2,781,000 for the years ended December 31, 2004 and 2003, respectively, were the result of investment sale activity to manage the quality, diversity, currency exposure, duration and tax profile of the investment portfolio.

     Other income for the years ended December 31, 2004 and 2003 was $3,211,000 and $3,343,000, respectively. Other income in 2004 includes $1,036,000 of net unrealized gains relating to changes in fair value of fixed maturities classified as trading, $758,000 of earnings on reinsurance contracts accounted for as deposits and a gain of $1,000,000 on the sale of assets. Other income in 2003 includes $1,282,000 of net unrealized losses relating to changes in fair value of fixed maturities classified as trading and, $4,625,000 of earnings on reinsurance contracts accounted for as deposits. Earnings on reinsurance contracts accounted for as deposits decreased in 2004 from 2003 due to a fewer number of such contracts.

     Net foreign currency exchange gains (losses) for the years ended December 31, 2004 and 2003 were $725,000 and ($114,000), respectively. The Company routinely does business in various foreign currencies. The decrease in net foreign currency exchange losses is due to efforts to better manage exposures to foreign currency exchange rate fluctuations by holding invested assets denominated in the foreign currencies in which the related net insurance liabilities are denominated. The Company periodically reviews its largest foreign currency exposures and purchases or sells foreign currency denominated invested assets to match these exposures.

     Losses and LAE and the resulting loss and LAE ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                  2004           2003        Increase
                                              -----------       -------    -------------
     Losses and LAE .......................   $ 1,019,804       584,171    $     435,633
     Losses and LAE ratios ................         70.4%         54.7%      15.7 points

     The increase in losses and LAE in 2004 from 2003 is due primarily to losses of approximately $230,475,000 from the Hurricanes and the growth in business in all segments. The increase in the loss ratio in 2004 from 2003 is due primarily to losses from the Hurricanes that contributed 15.9% to the loss and LAE ratio in 2004. Net favorable development of $57,151,000 reduced the loss and LAE ratio by

3.9% in 2004 as compared with favorable development of $50,866,000 that reduced the loss and LAE ratio by 4.8% in 2003.

     Acquisition expenses and resulting acquisition expense ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                                           Increase
                                                2004           2003       (decrease)
                                            -----------      --------    --------------
     Acquisition expenses ...............   $   327,821       251,226    $       76,595
     Acquisition expense ratios .........         22.6%         23.5%      (0.9) points

     The increase in acquisition expenses in 2004 from 2003 is consistent with the growth in business in all segments, partially offset by reductions of profit commissions under reinsurance contracts that incurred losses from the Hurricanes. The decrease in the acquisition expense ratio in 2004 from 2003 is primarily due to changes in the mix of business as well as reductions of profit commissions related to losses from the Hurricanes.

     Operating expenses for the years ended December 31, 2004 and 2003 were $66,333,000 and $92,595,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. The decline of $26,262,000 in operating expenses in 2004 as compared with 2003 was attributable to a reduction of $11,408,000 in incentive-based compensation in 2004 as compared with 2003 due to the decline in the Company's net income, a charge of $9,289,000 in 2003 related to the separation and consulting agreement with the Company's former chief executive officer, as well as various non-recurring start-up costs of approximately $9,239,000 incurred in 2003.

     Interest expense for the years ended December 31, 2004 and 2003 was $9,268,000 and $9,492,000, respectively, and relates to the Company's ESU's, which are classified as debt obligations on the Company's balance sheet.

     Income taxes and the effective income tax rate for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                                           Increase
                                                2004           2003       (decrease)
                                            -----------      ------     -------------
     Income taxes .......................   $    30,349      48,875     $    (18,526)
     Effective income tax rate ..........         26.4%       25.2%        1.2 points

     Income taxes decreased in 2004 from 2003 due to the decline in income before income taxes. The effective tax rate in any given year is based on income before taxes of the Company's subsidiaries that operate in several jurisdictions with varying corporate income tax rates. Platinum Holdings and Platinum Bermuda are not subject to corporate income tax. While the effective income tax rates in 2004 and 2003 are comparable, both years include events that increased the effective income tax rate. In 2004 approximately 80% of the losses from the Hurricanes were incurred by Platinum Bermuda without tax benefit and in 2003 expenses related to the severance payment to and share option expense of the Company's former chief executive officer were incurred by Platinum Holdings without tax benefit.

     Year Ended December 31, 2003 as Compared with the Period Ended December 31, 2002

     Net income for the year ended December 31, 2003 and the 2002 Period was as follows ($ in thousands):

                                                2003       2002 Period     Increase
                                            -----------    -----------   -----------
     Net income .........................   $   144,823         6,438    $   138,385

     The Company's first complete year of operations was 2003 and, consequently, net income increased significantly as compared with the 2002 Period which represents a two-month period during which the Company had minimal underwriting activity. Additional factors affecting the comparison include the growth in the business underwritten in 2003 over 2002, favorable development in 2003 of unpaid losses and LAE of approximately $50,866,000, improved profitability relating to net premiums earned in 2003, and increased investment income resulting from growth in invested assets in 2003. The United States insurance industry incurred some significant catastrophe losses in 2003; however, catastrophe losses in the Company's portfolio were relatively low as most catastrophe claims remained at the primary or ceding company level. Operating expenses for the year ended December 31, 2003 include a charge of $9,289,000 for expenses related to the separation and consulting agreement with the Company's former chief executive officer.

     Net premiums written and earned for the year ended December 31, 2003 and the 2002 Period was as follows ($ in thousands):

                                                2003       2002 Period     Increase
                                            -----------    -----------   -----------
     Net premiums written ...............   $ 1,172,142       298,114    $   874,028
     Net premiums earned ................   $ 1,067,527       107,098    $   960,429

     The Company's first complete year of operations was 2003 and, as a result, net premiums written and earned increased significantly as compared with the 2002 Period which represents a two-month period during which the Company had minimal underwriting activity. Generally, the last two months of a year have a relatively small amount of net premiums written. However, net premiums written in the 2002 Period include $244,000,000 of unearned premiums assumed from St. Paul under the Quota Share Retrocession Agreements representing the remaining unearned premiums related to contracts written by St. Paul Re during the first ten months of 2002. Premiums written are based partially on estimates of ultimate premiums from reinsurance contracts and the estimates are updated quarterly. Reductions in premiums estimated for the 2002 underwriting year in the Casualty segment, a portion of which was written and earned by St. Paul Re, reduced the Company's net premiums written in 2003 by approximately $35,300,000.

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

     Net investment income was $57,645,000 and $5,211,000 for the year ended December 31, 2003 and the 2002 Period, respectively. The increase is primarily due to the comparison of 2003 with twelve months of investment income to the 2002 Period. Net investment income increased during 2003 as the Company's invested assets increased as a result of positive cash flow from operations. Net realized gains on investments were $2,781,000 and $25,300 in 2003 and the 2002 Period, respectively, and are the result of investment sale activity to manage the quality, diversity, currency exposure, duration and tax profile of the investment portfolio.

     Other income was $3,343,000 and $167,000 for the year ended December 31, 2003 and the 2002 Period, respectively, and represents earnings on a small number of reinsurance contracts in the Finite Risk segment accounted for as deposits. Other income in 2003 also includes $1,282,000 of net unrealized losses relating to changes in fair value of fixed maturities classified as trading.

     Net foreign currency exchange gains (losses) for the year ended December 31, 2003 and the 2002 Period, were ($114,000) and $2,017,000, respectively.
Foreign currency exchange gains and losses arise from the valuation in U.S. dollars of assets and liabilities denominated in foreign currencies. During 2003, the Company established procedures to manage exposure to foreign currency exchange rates by matching foreign currency denominated assets and liabilities.

     Losses and LAE for the years ended December 31, 2003 and the 2002 Period, respectively were as follows ($ in thousands):

                                                                           Increase
                                                2003       2002 Period    (decrease)
                                            -----------    -----------   -------------
     Losses and LAE .....................   $   584,171       60,356     $     523,815
     Losses and LAE ratio ...............         54.7%        56.4%      (1.7) points

     The increase in losses and LAE is primarily due to the comparison of 2003 with twelve months of underwriting operations to the 2002 Period. Losses and LAE in 2003 were favorably impacted by improved profitability relating to net premiums earned in 2003 on business underwritten in 2002. While losses and LAE in 2003 include provisions for various catastrophe losses, the 2002 Period had no catastrophe losses. The United States insurance industry incurred some significant catastrophe losses in 2003. However, catastrophe losses in the Company's portfolio were relatively low as most catastrophe claims remained at the primary or ceding company level. Losses and LAE in 2003 included a reduction in the estimated liability as of December 31, 2002 of $63,966,000 of which $13,100,000 relates to the reduction in 2003 of premiums originally estimated and earned in 2002 in the Casualty segment. The remaining $50,866,000 represents net favorable development. Unpaid losses and LAE at December 31, 2002 were based largely on initial expected ultimate loss ratios. Throughout 2003 actual reported losses were monitored against expected patterns of reported loss. As actual reported losses continued to be less than expected reported losses, estimates of expected ultimate losses were reduced. This principally affected property coverages in the Property and Marine and Finite Risk segments where a substantial portion of the ultimate losses is expected to be reported to the Company within two years.

     Acquisition expenses, including brokerage, commissions and other direct underwriting expenses associated with underwriting activities, and resulting acquisition expense ratios for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                                             Increase
                                                  2003       2002 Period    (decrease)
                                              -----------    -----------   -------------
     Acquisition expenses .................   $   251,226       25,474     $     225,752
     Acquisition expense ratio ............         23.5%        23.8%      (0.3) points

     The increase in acquisition expenses is primarily due to the comparison of 2003 with twelve months of underwriting operations to the 2002 Period. Although acquisition ratios in 2003 varied by operating segment and by type of business, the resulting ratios of acquisition expenses to net premiums earned for 2003 and the 2002 Period were comparable at 23.5% and 23.8%, respectively.

     Operating expenses include other underwriting expenses related to the reinsurance operations as well as costs associated with the holding company operations of Platinum Holdings and were $92,595,000 and $16,334,000 for the year ended December 31, 2003 and the 2002 Period, respectively. The increase in operating expenses is due to the comparison of 2003 with twelve months of operations to the 2002 Period. Additionally there were increases in staff, fees relating to the Services and Capacity Reservation Agreement dated November 1, 2002 with RenaissanceRe (the "RenRe Agreement") that provides for a periodic review of aggregate property catastrophe exposures by RenaissanceRe and office relocation expenses in 2003. Operating expenses in 2003 include a charge of $9,289,000 for the expenses related to the separation and consulting agreement with the Company's former chief executive officer. Operating expenses in the 2002 Period include one-time expenses of $5,353,000 incurred in connection with the completion of the Initial Public Offering, the formation of the Company and the assumption of business from St. Paul.

     Interest expense for the year ended December 31, 2003 and the 2002 Period was $9,492,000, and $1,261,000, respectively, and relates to amounts payable under the Company's ESU's which are classified as debt obligations on the Company's balance sheet. The increase is due to the comparison of 2003 with twelve months of interest expense to the 2002 Period.

     Income taxes and the effective income tax rate for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                                           Increase
                                                2003       2002 Period    (decrease)
                                            -----------    -----------  ---------------
     Income taxes .......................   $    48,875        4,655    $        44,220
     Effective income tax rate ..........         25.2%        42.0%      (16.8) points

     The increase in income tax expense is due to the increase in net income before taxes in 2003 over the 2002 Period. The effective tax rate for 2003 was affected by a significant amount of income derived from business underwritten in 2002, which was assumed and retained by Platinum US and subject to U.S. corporate tax. The effective tax rate for 2003 was also affected by expenses related to the separation and consulting agreement with the Company's former chief executive officer that were incurred by Platinum Holdings without tax benefit, thereby increasing the 2003 effective tax rate. The effective tax rate in the 2002 Period was higher than any tax rate of the taxable jurisdictions in which the Company operates due to significant start-up expenses incurred by Platinum Holdings for which no tax benefit was available.

SEGMENT INFORMATION

     The Company conducts its worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. In managing the Company's operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Segment underwriting income is reconciled to income before income taxes. The measures used by management in evaluating the Company's operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments for the years ended December 31, 2004 and 2003 and the 2002 Period ($ in thousands):

                                             Property                    Finite
                                            and Marine      Casualty      Risk           Total
                                            ----------      --------     -------      -----------
     Year ended December 31, 2004:

     Net premiums written ...............   $  504,439       677,399     464,175      $ 1,646,013
                                            ----------       -------     -------      -----------
     Net premiums earned ................      485,135       611,893     350,907        1,447,935
     Losses and LAE .....................      349,557       418,355     251,892        1,019,804
     Acquisition expenses ...............       76,360       151,649      99,812          327,821
     Other underwriting expenses ........       27,827        19,086       6,224           53,137
                                            ----------       -------     -------      -----------

        Segment underwriting income
          (loss).........................   $   31,391        22,803      (7,021)     $    47,173
                                            ----------       -------     -------

     Corporate expenses not allocated to segment ..... .........................          (13,196)
     Net foreign currency exchange gains ............. .........................              725
     Interest expense ................................ .........................           (9,268)
     Other income .................................... .........................            3,211
     Net investment income and net realized gain on in vestments ...............           86,487
                                                                                      -----------
        Income before income taxes ................... .........................      $   115,132
                                                                                      -----------
     Ratios:
       Losses and LAE ...................        72.1%         68.4%       71.8%            70.4%
       Acquisition expense ..............        15.7%         24.8%       28.4%            22.6%
       Other underwriting expense .......         5.7%          3.1%        1.8%             3.7%
                                            ----------       -------     -------      -----------
        Combined ........................        93.5%         96.3%      102.0%            96.7%
                                            ----------       -------     -------      -----------

     Year ended December 31, 2003:

     Net premiums written ...............   $  352,908       474,000     345,234      $ 1,172,142
                                            ----------       -------     -------      -----------
     Net premiums earned ................      355,556       391,170     320,801        1,067,527
     Losses and LAE .....................      169,944       266,836     147,391          584,171
     Acquisition expenses ...............       52,154       101,005      98,067          251,226
     Other underwriting expenses ........       35,598        21,060      12,870           69,528
                                            ----------       -------     -------      -----------
        Segment underwriting income .....   $   97,860         2,269      62,473      $   162,602
                                            ----------       -------     -------
     Corporate expenses not allocated to segment ..... .........................          (23,067)
     Net foreign currency exchange losses ............ .........................             (114)
     Interest expense ................................ .........................           (9,492)
     Other income .................................... .........................            3,343
     Net investment income and net realized gain on in vestments ...............           60,426
                                                                                      -----------
        Income before income taxes ................... .........................      $   193,698
                                                                                      -----------
     Ratios:
       Losses and LAE ...................        47.8%         68.2%       45.9%            54.7%
       Acquisition expense ..............        14.7%         25.8%       30.6%            23.5%
       Other underwriting expense .......        10.0%          5.4%        4.0%             6.5%
                                            ----------       -------     -------      -----------
        Combined ........................        72.5%         99.4%       80.5%            84.7%
                                            ----------       -------     -------      -----------

                                              Property                    Finite
                                             and Marine     Casualty       Risk       Total
                                            -----------    ---------      -------  -----------
     2002 Period:
     Net premiums written ...............   $    89,341      164,929       43,844  $   298,114
                                            -----------    ---------      -------  -----------
     Net premiums earned ................        43,047       39,320       24,731      107,098
     Losses and LAE .....................        21,558       29,498        9,300       60,356
     Acquisition expenses ...............         7,798        9,269        8,407       25,474
     Other underwriting expenses ........         5,960        4,136        2,068       12,164
                                            -----------    ---------      -------  -----------
        Segment underwriting income
          (loss) ........................   $     7,731       (3,583)       4,956  $     9,104
                                            -----------    ---------      -------  -----------
     Corporate expenses not allocated to segments ..............................        (4,170)
     Net foreign currency exchange gains .......................................         2,017
     Interest expense ..........................................................        (1,261)
     Other income ..............................................................           167
     Net investment income and net realized gains on investments ...............         5,236
                                                                                   -----------
        Income before income taxes .............................................   $    11,093
                                                                                   -----------
     Ratios:
       Losses and LAE ...................         50.1%        75.0%        37.6%        56.4%
       Acquisition expense ..............         18.1%        23.6%        34.0%        23.8%
       Other underwriting expense .......         13.8%        10.5%         8.4%        11.4%
                                            -----------    ---------      -------  -----------
        Combined ........................         82.0%       109.1%        80.0%        91.6%
                                            -----------    ---------      -------  -----------


  PROPERTY AND MARINE

     The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets. This business includes catastrophe excess-of-loss treaties, per-risk excess-of-loss treaties and proportional treaties. This operating segment generated 30.6%, 30.1% and 30.0% of the Company's net premiums written in 2004, 2003 and the 2002 Period, respectively.

     Year Ended December 31, 2004 as Compared with the Year Ended December 31, 2003

     Net premiums written and net premiums earned for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                2004           2003        Increase
                                            -----------       -------    -----------
     Net premiums written ...............   $   504,439       352,908    $   151,531
     Net premiums earned ................   $   485,135       355,556    $   129,579

     Net premiums written and earned increased in 2004, as compared with 2003, due to growth across all property classes. The increase in net premiums written is also the result of a more efficient use of catastrophe capacity through enhanced modeling capabilities, an increase of property pro-rata business and a transfer of catastrophe capacity from the Finite Risk segment to the Property and Marine segment. Net premiums written and earned also include approximately $16,198,000 of additional premiums from reinsurance contracts that incurred losses arising from the Hurricanes.

     Losses and LAE and the resulting loss ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                2004           2003        Increase
                                            -----------       -------    -------------
     Losses and LAE .....................   $   349,557       169,944    $     179,613
     Losses and LAE ratio ...............         72.1%         47.8%      24.3 points

     The increase in losses and LAE and the related losses and LAE ratio in 2004 is due to losses of $169,652,000 from the Hurricanes as compared with the low level of catastrophe losses in 2003. Also contributing to the increase in losses and LAE in 2004 as compared with 2003 is the growth in business. Partially offsetting the increased losses and LAE relating to the Hurricanes is approximately $50,980,000 of favorable development of prior years' unpaid losses and LAE in 2004 as compared with approximately $31,600,000 of favorable development in 2003. During 2004 and 2003, actual reported losses were significantly less than expected for the short-tailed non-catastrophe property lines resulting in reductions in estimated ultimate losses.

     Acquisition expenses and resulting acquisition expense ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                2004           2003        Increase
                                            -----------        ------    ------------
     Acquisition expenses ...............   $    76,360        52,154    $     24,206
     Acquisition expense ratio ..........         15.7%         14.7%       1.0 point

     The increase in acquisition expenses in 2004 as compared with 2003 is consistent with the growth in business. The increase in the acquisition expense ratio is primarily due to profit commissions related to the favorable development of non-catastrophe losses and LAE and changes in the mix of business.

     Other underwriting expenses for the years ended December 31, 2004 and 2003 were $27,827,000 and $35,598,000, respectively. The decrease in other underwriting expenses is due to cost reductions in the Property and Marine segment in 2004, the reduction of incentive based compensation in 2004, as well as various non-recurring start-up costs incurred in 2003. Other underwriting expenses for the years ended December 31, 2004 and 2003 include fees of $6,396,000 and $5,350,000, respectively, relating to the RenRe Agreement.

     Year Ended December 31, 2003 as Compared with the Period Ended December 31, 2002

     Net premiums written and net premiums earned for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                2003       2002 Period     Increase
                                            -----------    -----------   -----------
     Net premiums written ...............   $   352,908        89,341    $   263,567
     Net premiums earned ................   $   355,556        43,047    $   312,509

     The Company's first complete year of operations was 2003 as compared with the 2002 Period which represents a two-month period during which the Company had minimal underwriting activity. Consequently, net premiums written and earned increased by $263,567 and $312,509, respectively. Net premiums written in the 2002 Period include $77,049,000 of premiums assumed from St. Paul under the Quota Share Retrocession Agreements representing unearned premiums related to contracts written by St. Paul during the first ten months of 2002. Net premiums written in 2003 reflect a growth in business underwritten in 2003 over 2002. Similar to net premiums written, net premiums earned in 2003 represent twelve months of underwriting activity whereas the 2002 Period represents two months. Net premiums earned are recognized subsequent to net premiums written. Net premiums earned in the 2002 Period are relatively low due to the commencement of operations during 2002. Net premiums earned for 2003 reflect business underwritten in 2003 and 2002.

     Losses and LAE and the resulting loss ratios for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                                           Increase
                                                2003       2002 Period    (decrease)
                                            -----------    -----------   --------------
     Losses and LAE .....................   $   169,944        21,558    $      148,386
     Losses and LAE ratio ...............         47.8%         50.1%      (2.3) points

     The increase in losses and LAE is primarily due to the comparison of 2003 with twelve months of underwriting operations to the 2002 Period. Losses and LAE in 2003 were favorably affected by a relatively low level of catastrophe losses while the 2002 Period had no catastrophe losses. Losses and LAE in 2003 also included favorable development in 2003 of losses and LAE as of December 31, 2002 of approximately $31,600,000. Additionally, the losses and LAE in 2003 were favorably impacted by improved profitability relating to net earned premium in 2003 on business underwritten in 2002.

     Acquisition expenses and resulting acquisition expense ratios for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                                           Increase
                                                2003       2002 Period    (decrease)
                                            -----------    -----------   --------------
     Acquisition expenses ...............   $    52,154         7,798    $       44,356
     Acquisition expense ratio ..........         14.7%         18.1%      (3.4) points

     The increase in acquisition expenses is primarily due to the comparison of 2003 with twelve months of underwriting operations to the 2002 Period. The ratios fluctuate as a result of the changes in mix of business and the contract terms and conditions.

     Other underwriting expenses for the year ended December 31, 2003 and the 2002 Period were $35,598,000 and $5,960,000, respectively, and represent costs such as salaries, rent and like items. The increase is primarily due to the comparison of 2003 with twelve months of operations to the 2002 Period. Other underwriting expenses include fees of $5,350,000 in 2003 and $46,000 in the 2002 Period relating to the RenRe Agreement. Operating expenses for the 2002 Period include one-time expenses incurred in connection with the completion of the Initial Public Offering, the formation of the Company and the assumption of business from St. Paul.

  CASUALTY

     The Casualty operating segment includes reinsurance treaties that principally cover umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety and trade credit. This operating segment also includes accident and health treaties, which are predominantly reinsurance of health insurance products. This operating segment generated 41.2%, 40.4% and 55.3% of the Company's net premiums written for the years ended December 31, 2004 and 2003 and the 2002 Period, respectively. The percentage in the 2002 Period was impacted by the unearned premiums assumed from St. Paul under the Quota Share Retrocession Agreements which was also included in net premiums written.

     Year Ended December 31, 2004 as Compared with the Year Ended December 31, 2003

     Net premiums written and net premiums earned for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                2004           2003        Increase
                                            -----------       -------    -----------
     Net premiums written ...............   $   677,399       474,000    $   203,399
     Net premiums earned ................   $   611,893       391,170    $   220,723

     The increase in premiums written and earned is due to the growth in contracts bound in both 2003 and 2004 and rate increases in certain lines of business in 2004 that together generate net premiums written in 2004. The Company continues to expand its treaty participation with existing clients and form new client relationships. Additionally, in 2004 the Company expanded its participation in surety and trade credit business. In response to deteriorating market conditions in 2004 in the directors and officers liability line of business, the Company has begun to significantly decrease its involvement in that line. Also, increases in premiums written were offset by revisions of estimates of Casualty premiums that resulted in reductions of net premiums written and earned in 2004 of approximately $21,000,000 and $14,300,000, respectively, as compared with similar reductions of net premiums written and earned in 2003 of $35,300,000 and $16,100,000, respectively. The revisions to estimates are based on reported premiums from ceding companies and revised projections of ultimate premiums written under reinsurance contracts. The net effect on underwriting income of the revisions of estimates, after related reductions in losses, LAE and acquisitions expenses, was not significant. The increase in net premium earned is related to and consistent with the increase in net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

     Losses and LAE and the resulting loss ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                2004           2003        Increase
                                            -----------       -------    -------------
     Losses and LAE .....................   $   418,355       266,836    $     151,519
     Losses and LAE ratio ...............         68.4%         68.2%       0.2 points

     The increase in losses and LAE in 2004 as compared with 2003 is consistent with the growth in net premiums earned. The resulting losses and LAE ratios in 2004 and 2003 are comparable. Improvements in the loss ratio in 2004, due to increased profitability of the 2004 and 2003 underwriting years over the 2002 underwriting year, were offset by adverse development with respect to automobile liability reinsurance in the United Kingdom and losses arising from the partial collapse of the new airport terminal in Paris, France.

     Acquisition expenses and resulting acquisition expense ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                                           Increase
                                                2004           2003       (decrease)
                                            -----------       -------    -------------
     Acquisition expenses ...............   $   151,649       101,005    $      50,644
     Acquisition expense ratio ..........         24.8%         25.8%      (1.0) point

     The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2004 as compared with 2003. The decrease in acquisition expense ratios for the year ended December 31,

2004 as compared with 2003 is due to changes in the mix of business toward lines with higher expected loss ratios and lower acquisition expense ratios.

     Other underwriting expenses for the years ended December 31, 2004 and 2003 were $19,086,000 and $21,060,000, respectively. The decrease in other underwriting expenses is due to the reduction of incentive based compensation in 2004, as well as various non-recurring start-up costs incurred in 2003. The resulting other underwriting expense ratios for the years ended December 31, 2004 and 2003 were 3.1% and 5.4%, respectively. The decrease in the ratio in 2004 as compared with 2003 is due to both the increase in net premiums earned and the decline in other underwriting expenses.

     Year Ended December 31, 2003 as Compared with the Period Ended December 31, 2002

     Net premiums written and net premiums earned for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                2003       2002 Period     Increase
                                            -----------    -----------   -----------
     Net premiums written ...............   $   474,000       164,929    $   309,071
     Net premiums earned ................   $   391,170        39,320    $   351,850

     The Company's first complete year of operations was 2003 as compared with the 2002 Period which represents a two-month period during which the Company had minimal underwriting activity. Consequently, net premiums written and net premiums earned increased by $309,071 and $351,850, respectively. Net premiums written in the 2002 Period include $140,386,000 of premiums assumed from St. Paul under the Quota Share Retrocession Agreements representing unearned premiums related to contracts written by St. Paul during the first ten months of 2002. Net premiums written in 2003 reflect a growth in business underwritten in 2003 over 2002. Premiums written are based partially on estimates of ultimate premiums from reinsurance contracts and the estimates are updated quarterly. Net premiums written in 2003 include a reduction in premiums estimated in the 2002 underwriting year, a portion of which were written and earned by St. Paul Re, that reduced net premiums written in the Company's Casualty segment in 2003 by approximately $35,300,000.

     Similar to net premiums written, net premiums earned in 2003 represent twelve months of underwriting activity whereas the 2002 Period represents two months. Net premiums earned for 2003 reflect business underwritten in 2003 and 2002 while net premiums earned in the 2002 Period reflect only business underwritten in 2002. The reduction, in 2003, of net premiums written and earned in the 2002 Period resulted in a reduction of net premiums earned in 2003 of approximately $16,100,000.

     Losses and LAE and the resulting loss ratios for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                                            Increase
                                                 2003       2002 Period    (decrease)
                                            -----------     -----------  --------------
     Losses and LAE .....................   $   266,836        29,498    $      237,338
     Losses and LAE ratio ...............         68.2%         75.0%      (6.8) points

     The increase in losses and LAE is primarily due to the comparison of 2003 with twelve months of underwriting operations to the 2002 Period. The loss ratio on business underwritten in 2003 is lower than the loss ratio for business underwritten in the 2002 Period primarily due to rate increases achieved during 2003. Losses and LAE in 2003 includes amounts from business underwritten in 2003 and business underwritten in 2002 while the 2002 Period includes amounts only from business underwritten in 2002. Losses and LAE in 2003 included a reduction in the estimated liability as of December 31, 2002 of

$14,500,000, of which $13,100,000 relates to the reduction in 2003 of net premiums written and earned in the 2002 Period. The remaining $1,400,000 relates to favorable development. The decline in the loss ratio was further influenced by a shift in the mix of business toward contracts that have lower loss ratios and higher expense ratios.

     Acquisition expenses and resulting acquisition expense ratios for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                2003       2002 Period     Increase
                                            -----------    -----------   -------------
     Acquisition expenses ...............   $   101,005         9,269    $      91,736
     Acquisition expense ratio ..........         25.8%         23.6%       2.2 points

     The increase in acquisition expenses is due primarily to the comparison of 2003 with twelve months of underwriting operations to the 2002 Period. The resulting acquisition expense ratios reflect a shift in the mix of business and effects of differences in contract terms and conditions.

     Other underwriting expenses for the year ended December 31, 2003 and the 2002 Period were $21,060,000 and $4,136,000, respectively, and represent costs such as salaries, rent and like items. The increase is primarily due to the comparison of 2003 with twelve months of operations to the 2002 Period. Other underwriting expenses in the 2002 Period include one-time expenses incurred in connection with the completion of the Initial Public Offering, the formation of the Company and the assumption of business from St. Paul.

  FINITE RISK

     The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products. Typically, the amount of claims we might pay is finite or capped. In return for this limit on claims, we often accept a cap on the potential profit margin specified in the treaty and return profits above this margin to the ceding company. The three main categories of finite risk contracts are finite quota share, multi-year excess-of-loss and whole account aggregate stop loss. This operating segment generated 28.2%, 29.5% and 14.7% of the Company's net premiums written for the years ended December 31, 2004 and 2003 and the 2002 Period, respectively. Due to the direct inter-relationship between losses and commissions for this segment, the Company believes it is important to evaluate the overall combined ratio, rather than its component parts of loss and loss adjustment expense ratios.

     Year Ended December 31, 2004 as Compared with the Year Ended December 31, 2003

     Net premiums written and net premiums earned for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                2004           2003        Increase
                                            -----------       -------    -----------
     Net premiums written ...............   $   464,175       345,234    $   118,941
     Net premiums earned ................   $   350,907       320,801    $    30,106

     The increase in net premiums written and net premiums earned is primarily attributable to several large capped quota share contracts that were written in 2004. Net premiums earned are related to current and prior periods' net premiums written and are affected by changes in the mix of business and the structure of the underlying reinsurance contracts. Net premiums written and earned also include approximately $13,067,000 of additional premiums from reinsurance contracts that incurred losses arising from the Hurricanes.

     Losses and LAE, acquisition expenses and the resulting ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                   2004           2003        Increase
                                               -----------       -------    ------------
     Losses and LAE ........................   $   251,892       147,391    $    104,501

     Acquisition expenses ..................        99,812        98,067           1,745

     Losses, LAE and acquisition expenses ..   $   351,704       245,458    $    106,246
     Losses, LAE and acquisition expenses
       ratio ...............................        100.2%         76.5%     23.7 points

     The increase in losses, LAE and acquisition expenses and the losses, LAE and acquisition expense ratio in 2004 as compared with 2003 is primarily due to losses of $60,823,000 from the Hurricanes, partially offset by a reduction in profit commissions of $10,243,000. There were no catastrophe losses in 2003. In addition, several capped quota share contracts were written in 2004 that included primarily casualty business as compared with business written in 2003 that included a higher percentage of finite property business with lower loss ratios. Favorable development impacting both losses and LAE and acquisition expenses occurred in both 2004 and 2003. Net favorable development in 2004 and 2003 amounted to $9,348,000 and $17,900,000, respectively.

     Other underwriting expenses for the years ended December 31, 2004 and 2003 were $6,224,000 and $12,870,000, respectively. The decrease in other underwriting expenses is due to cost reductions in the Finite Risk segment in 2004, the reduction of incentive based compensation in 2004, as well as various non-recurring start-up costs incurred in 2003.

     Year Ended December 31, 2003 as Compared with the Period Ended December 31, 2002

     Net premiums written and net premiums earned for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                2003       2002 Period     Increase
                                            -----------    -----------   -----------
     Net premiums written ...............   $   345,234        43,844    $   301,390
     Net premiums earned ................   $   320,801        24,731    $   296,070

     The Company's first complete year of operations was 2003 as compared with the 2002 Period which represents a two-month period during which the Company had minimal underwriting activity. Consequently, net premiums written and net premiums earned increased by $301,390 and $296,070, respectively. The Finite Risk portfolio consists of a small number of contracts which can be large in premium size and are written on an intermittent basis. Consequently net premiums written are expected to vary significantly from year to year. A few significant finite quota share treaties were underwritten in the latter part of 2002 and early 2003 that together produced net premiums written of $220,000,000 in 2003.

     Similar to net premiums written, net premiums earned in 2003 includes twelve months of underwriting activity whereas the net premiums earned in the 2002 Period includes two months. In addition, net premiums earned are recognized subsequent to net premiums written. The net premiums earned in 2003 reflect premiums from contracts underwritten in 2003 and 2002 whereas the net premiums earned in the 2002 Period only reflects premiums from contracts underwritten in 2002 as there was no business underwritten prior to 2002.

     Losses and LAE, acquisition expenses and the resulting ratios year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                   2003       2002 Period     Increase
                                               -----------    -----------   -----------
     Losses and LAE ........................   $   147,391         9,300    $   138,091

     Acquisition expenses ..................        98,067         8,407         89,660

     Losses, LAE and acquisition expenses ..   $   245,458        17,707    $   227,751
     Losses, LAE and acquisition expense
       ratio ...............................         76.5%         71.6%     4.9 points

     The increase in losses and LAE and acquisition expenses is primarily due to the comparison of 2003 with twelve months of underwriting operations to the 2002 Period. Both 2003 and the 2002 Period benefited from the absence of any catastrophe losses. In 2003 there was a significantly greater amount of finite quota share contracts that had higher loss ratios. The resulting effect was partially mitigated by favorable development in 2003 of losses and LAE as of December 31, 2002 of approximately $17,900,000, which includes the effect of commutations. The increase in acquisition expenses is related to the increase in net premiums earned in 2003 over the 2002 Period. The ratios reflect the mix of business and effects of differences in terms and conditions of various contracts.

     Other underwriting expenses for the year ended December 31, 2003 and the 2002 Period were $12,870,000 and $2,068,000, respectively, and represent costs such as salaries, rent and like items. The increase is due to the comparison of 2003 with twelve months of operations to the 2002 Period. Other underwriting expenses in 2002 include one-time expenses incurred in connection with the completion of the Initial Public Offering, the formation of the Company and the assumption of business from St. Paul.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  FINANCIAL CONDITION

     Cash and cash equivalents were $209,897,000 and $105,461,000 as of December 31, 2004 and 2003, respectively. Fixed maturities were $2,240,202,000 and $1,678,138 as of December 31, 2004 and 2003 respectively. The investment portfolio increased due to positive cash flow from operations, excluding trading securities activities, which was $698,223,000 and $469,168,000 in 2004 and 2003, respectively. The Company's fixed maturity available-for-sale and trading portfolios are comprised entirely of publicly traded fixed maturity investments. The investment portfolio, which includes cash and cash equivalents, had a weighted average duration of 3.6 years and 3.7 years as of December 31, 2004 and 2003, respectively. Other invested assets currently represent a strategic equity investment in a privately held reinsurance company. The Company maintains and periodically updates an overall duration target for the portfolio and routinely monitors the composition of, and cash flows from, the portfolio to maintain liquidity necessary to meet the Company's obligations.

     Certain assets and liabilities associated with underwriting have increased significantly, some of which include significant estimates. Premiums receivable, deferred acquisition costs, unpaid losses and LAE, unearned premiums and commissions payable all include significant estimates. Premiums receivable as of December 31, 2004 of $580,048,000 include $530,066,000 that is based upon estimates. Premiums receivable as of December 31, 2003 of $487,441,000 include $396,541,000 that is based upon estimates. Net unpaid losses and LAE, net of reinsurance recoverable, as of December 31, 2004 of $1,378,950,000 include $1,151,222,000 of net IBNR. Net unpaid losses and LAE, net of reinsurance recoverable, as of December 31, 2003 of $731,918,000 include $639,218,000 of net IBNR. Commissions payable as of December 31, 2004 of $181,925,000 include $165,050,000 that is based upon estimates. Commissions payable as of December 31, 2003 of $176,310,000 include $146,637,000 that is based upon estimates.

  SOURCES OF LIQUIDITY

     The consolidated sources of funds of the Company consist primarily of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, and actual cash and cash equivalents held by the Company. Net cash flows provided by operations, excluding trading securities activities, for the years ended December 31, 2004 and 2003 and the 2002 Period were $698,223,000, $469,168,000 and $281,393,000, respectively, and was used primarily to acquire additional investments.

     Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All of its reinsurance operations are conducted through its wholly owned operating subsidiaries Platinum US, Platinum UK and Platinum Bermuda. As a holding company, the cash flow of Platinum Holdings consists primarily of dividends, interest and other permissible payments from its subsidiaries. Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the contract adjustment payments related to the ESU's and the payment of any dividends to its shareholders.

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

     The Company issued the ESUs in November 2002, which consist of a contract to purchase common shares from the Company in 2005 (the "Purchase Contracts") and an ownership interest in a senior note due 2007 issued by Platinum Finance (the "Senior Notes"). During 2005, the Company expects to issue common shares in accordance with the Purchase Contracts and remarket the Senior Notes, which the Company expects to generate cash of approximately $137,500,000, less fees and expenses associated with the remarketing.

  LIQUIDITY REQUIREMENTS

     The principal consolidated cash requirements of the Company are the payment of losses and LAE, commissions, brokerages, operating expenses, dividends to its shareholders, the servicing of debt (including interest payments on the senior notes and contract adjustment payments on the Purchase Contracts included in the Company's ESU's), the acquisition of and investment in businesses, capital expenditures, premiums retroceded and taxes. The contract adjustment payments will cease upon issuance of the common shares in accordance with the Purchase Contracts.

     Platinum UK and Platinum Bermuda are not licensed, approved or accredited as reinsurers anywhere in the United States and therefore, under the terms of most of their contracts with United States ceding companies, they are required to provide collateral to these ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Platinum UK and Platinum Bermuda expect to obtain letters of credit through commercial banks and may be required to provide the banks with a security interest in certain of Platinum UK's and Platinum Bermuda's investments. As of December 31, 2004, $29,159,000 of unsecured letters of credit were issued to various cedants.

     Platinum US and Platinum Bermuda have reinsurance and other contracts that require them to provide collateral to ceding companies should certain events occur, such as a decline in the rating by A.M. Best below specified levels or a decline in statutory equity below specified amounts, or when certain levels of assumed liabilities are attained. Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur. As of December 31, 2004, investments with a carrying value of $5,779,000 and cash and cash equivalents of $1,153,000 were held in trust and an unsecured letter of credit of $8,128,000 was issued to satisfy these requirements.

     Platinum US is obligated to collateralize the liabilities assumed from St. Paul under the Quota Share Retrocession Agreements. Investments with a carrying value of $318,586,000 and cash and cash equivalents of $4,846,000 at December 31, 2004 were held in trust to collateralize an equivalent amount of liabilities ceded by St. Paul to the Company under the Quota Share Retrocession Agreements.

     The payment of dividends and other distributions from the Company's regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of the Company in 2005 without prior regulatory approval is estimated to be $139,620,000.

     On August 4, 2004, the board of directors of the Company approved a plan to purchase up to $50,000,000 of its common shares. During the year ended December 31, 2004 the Company purchased 349,700 of its common shares in the open market at an aggregate amount of $9,985,000 at a weighted average price of $28.55 per share. The shares purchased by the Company were canceled.

     Management believes that the cash flow generated by the operating activities of the Company's subsidiaries will provide sufficient funds for the Company to meet its liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to the Company may be influenced by a variety of factors, including economic conditions in general and in the insurance and reinsurance markets, legal and regulatory changes as well as fluctuations from year to year in claims experience and the presence or absence of large catastrophic events. If the Company's liquidity needs accelerate beyond our ability to fund such obligations from current operating cash flows, the Company may need to liquidate a portion of its investment portfolio or raise additional capital in the capital markets. The Company's ability to meet its liquidity needs by selling investments or raising additional capital is subject to the timing and pricing risks inherent in the capital markets.

  ECONOMIC CONDITIONS

     Periods of moderate economic recession or inflation tend not to have a significant direct effect on the Company's underwriting operations. Significant unexpected inflationary or recessionary periods can, however, impact the Company's underwriting operations and investment portfolio. Management considers the potential impact of economic trends in the estimation process for establishing unpaid losses and LAE.

  CAPITAL EXPENDITURES

     None of Platinum Holdings, Platinum US, Platinum UK or Platinum Bermuda has any material commitments for capital expenditures.

CONTRACTUAL OBLIGATIONS

The company has the following contractual obligations:

                                                    Less                                More
                                                    than         1 - 3       3 - 5      than
        Contractual Obligations         Total      1 year        years       years     5 years
     ------------------------------  ----------   ---------     -------     -------   ---------
     Equity Security Units (1) ....  $  137,500           -     137,500           -   $       -
     Operating Leases (2) .........      17,255       2,570       4,121       3,794       6,770

     Gross unpaid losses and LAE (3) $1,380,955     496,189     327,172     164,267   $ 393,327

----------
(1)  See note 6 of the Notes to the Consolidated Financial Statements.

(2)  See note 11 of the Notes to the Consolidated Financial Statements.

(3) There are generally no stated amounts related to reinsurance contracts. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the gross unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2004. There are reinsurance contracts that have terms extending into 2005 under which additional obligations will be incurred.

OFF BALANCE SHEET ARRANGEMENTS

     The Company does not have any arrangements that are not accounted for or disclosed in the consolidated financial statements.

CURRENT OUTLOOK

     We expect that terms and conditions on most reinsurance treaties will remain acceptable to reinsurers, while rate level adequacy will decline thereby reducing expected profitability. Given our strategy of underwriting for profitability, not market share, a decline in expected treaty profitability may eventually result in lower net written premium. We anticipate that our total net premium written in 2005 will be approximately the same as for 2004. If rates deteriorate more quickly than we anticipate, then our 2005 net written premium will likely be lower than the 2004 level.

     For the Property and Marine segment underlying primary rates are declining at a rapid pace for commercial properties in the US and abroad rendering some proportional business unattractive in light of the catastrophe risks assumed. The level of rate increase in Florida that will be allowed by regulators for residential properties is not currently known and may not be sufficient to compensate for the perceived riskiness of the business. Consequently, our level of business written on a proportional basis may decline as compared to 2004. To the extent that excess-of-loss reinsurance rates adjust to partially mitigate the negative impact of underlying rate decreases we are more likely to renew this business and therefore anticipate premium volume for 2005 that is substantially similar to 2004. With selective and disciplined underwriting, we believe that the business we accept will generate acceptable profitability.

     For the Casualty segment, we believe that differences of opinion between primary insurers and reinsurers regarding the profitability of the casualty business will persist. Accordingly, we anticipate that well capitalized primary carriers will retain more of their business. Less well capitalized carriers may seek reinsurance with more restrictions on risk transfer to drive down costs. Although the overall quantity of casualty reinsurance ceded may decrease in 2005 versus 2004, we believe that our strong capitalization and reputation as a lead casualty reinsurer will allow us to write approximately the same level of premium for 2005 as for 2004 at good levels of expected profitability provided that rate levels do not deteriorate more rapidly than we anticipate.

     In the Finite Risk segment, we expect that the ongoing investigations by the SEC and New York Attorney General will reduce, but not eliminate, demand for limited risk transfer products in the short term. Although we cannot predict with certainty the outcome of these investigations, we believe that once the buyers and sellers of these products perceive that the accounting, headline and regulatory risk has receded, demand will increase. Accordingly, the likelihood of writing a significant volume of new finite business is lower for 2005 than for 2004. Our existing portfolio of finite risk contracts is expected to generate premium volume for 2005 that is substantially the same as for 2004.

     Given our current mix of business by segment and expected profitability of that business we anticipate continued positive cash flow, and consequently believe that our 2005 net investment income will exceed that of 2004.


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

     Following the September 11, 2001 terrorist attack, a number of individuals and companies in the reinsurance industry established new, well-capitalized, Bermuda-based reinsurers to benefit from improved market conditions, and a number of existing competitors raised additional capital. Many of the reinsurers that entered the reinsurance markets have or could have more capital than we have. In addition, there may be established companies or new companies of which we are not aware that may be planning to commit capital to this market. The full effect of this additional capital on the reinsurance market and on the terms and conditions of the reinsurance contracts of the types we expect to underwrite may not be known for some time. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be underwritten.

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

A DOWNGRADE IN THE RATING ASSIGNED BY BEST'S TO OUR OPERATING SUBSIDIARIES COULD ADVERSELY AFFECT OUR ABILITY TO WRITE NEW BUSINESS.

     Best's has assigned a financial strength rating of "A" (Excellent) to our operating subsidiaries. This rating is the third highest of sixteen rating levels. According to Best's, a rating of "A" indicates Best's opinion that a company has an excellent ability to meet its ongoing obligations to policyholders. This rating is subject to periodic review by Best's and may be revised downward or revoked at the sole discretion of Best's. Best's may increase its scrutiny of rated companies, revise their rating standards or take other action. If Best's revises the rating standard associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.

     Best's is generally considered to be a significant rating agency with respect to the evaluation of insurance and reinsurance companies. Ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, a ceding company's own rating may be adversely affected by a downgrade in the rating of its reinsurer. Therefore, a downgrade of our rating may dissuade a ceding company from reinsuring with us and may influence a ceding company to reinsure with a competitor of ours that has a higher insurance rating.

     It is increasingly common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract if we are downgraded below a certain rating level or require collateral to be posted for a portion of our obligations. Whether a client would exercise this cancellation right would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on our financial condition or future operations, but such effect potentially could be material.

     We may from time to time secure our obligations under our various reinsurance contracts using trusts and letters of credit. We have entered into agreements with several ceding companies that require us to provide collateral for our obligations under certain reinsurance contracts with these ceding companies under various circumstances, including where our obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on our rating from Best's or other rating agencies and a downgrade of our ratings or a failure to achieve a certain rating may increase the amount of collateral we are required to provide. We may provide the collateral by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract. The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of IBNR made by the ceding company. Since we may be required to provide collateral based on the ceding company's estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.

     We are not currently rated by any rating agencies other than Best's. We may from time to time obtain ratings from other rating agencies, though we are unable to predict the impact of any such ratings at this time.

THE OCCURRENCE OF SEVERE CATASTROPHIC EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

     Because we underwrite property and casualty reinsurance and have large aggregate exposures to natural and man-made disasters, we expect that our loss experience generally will include infrequent events of great severity. The frequency and severity of catastrophe losses are inherently unpredictable. Consequently, the occurrence of losses from a severe catastrophe or series of catastrophes could have a material adverse effect on our results of operations and financial condition. In addition, catastrophes are an inherent risk of our business and a severe catastrophe or series of catastrophes could have a material adverse effect on our ability to write new business, and our financial condition and results of operations, possibly to the extent of eliminating our shareholders' equity and statutory surplus (which is the amount remaining after all liabilities, including liabilities for losses and LAE, are subtracted from all admitted assets, as determined under statutory accounting principles prescribed or permitted by U.S. insurance regulatory authorities). Increases in the values and geographic concentrations of insured property and the effects of inflation have historically resulted in increased severity of industry losses in recent years, and, although we seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, we expect that those factors will increase the severity of catastrophe losses in the future.

IF THE LOSS LIMITATION METHODS AND PRICING MODELS WE EMPLOY ARE NOT EFFECTIVE, OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

     Our property and casualty reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters. We seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, peril and type of program or contract. Our risk management uses a variety of means, including the use of contract terms, diversification criteria, probability analysis and analysis of comparable historical loss experience. We estimate the impact of certain catastrophic events using catastrophe modeling software and contract information to evaluate our exposure to losses from individual contracts and in the aggregate. For example, the majority of the natural peril catastrophe reinsurance we write relates to exposures within the United States, Europe and Japan. Accordingly, we monitor our exposure to events that affect these regions, such as hurricanes and earthquakes in the United States, flood and wind in Europe and typhoons and earthquakes in Japan.

     We take an active role in the evaluation of commercial catastrophe exposure models, which form the basis for our own proprietary pricing models. These computer-based loss modeling systems utilize direct exposure information obtained from our clients and independent external data to assess each client's potential for catastrophe losses. We believe that modeling is an important part of the underwriting process for catastrophe exposure pricing. However, these models depend on the quality of the information obtained from our clients and the external data we obtain from third parties and may prove inadequate for determining the pricing for certain catastrophe exposures.

     Many of our reinsurance contracts do not contain an aggregate loss limit or a loss ratio limit, which means that there is no contractual limit to the losses that we may be required to pay pursuant to such reinsurance contracts. Substantially all of our property reinsurance contracts with natural catastrophe exposure have occurrence limits that limit our exposure. Substantially all of our high layer property, casualty and marine excess-of-loss contracts also contain aggregate loss limits, with limited reinstatements of an occurrence limit, which restore the original limit under the contract after the limit has been depleted by losses incurred on that treaty.

     Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may not be enforceable in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently difficult to predict and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders' equity and statutory surplus.

IF WE ARE REQUIRED TO INCREASE OUR LIABILITIES FOR LOSSES AND LAE, OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

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

     The liabilities established on our consolidated balance sheet do not represent an exact calculation of liability, but rather are estimates of the expected cost of the ultimate settlement of losses. All of our liability estimates are based on actuarial and statistical projections at a given time, facts and circumstances known at that time and estimates of trends in loss severity and other variable factors, including new concepts of liability and general economic conditions. Changes in these trends or other variable factors could result in claims in excess of the liabilities that we have established.

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

     Under U.S. GAAP, Platinum US, Platinum UK and Platinum Bermuda are not permitted to establish liabilities until an event occurs which may give rise to a loss. Once such an event occurs, liabilities are established based upon estimates of the total losses incurred by the ceding companies and an estimate of the portion of such loss our three operating subsidiaries have reinsured. As a result, only liabilities applicable to losses incurred up to the reporting date may be established, with no allowance for the provision of a contingency reserve to account for unexpected future losses. Losses arising from future events will be estimated and recognized at the time the loss is incurred. Such future losses could be substantial.

RETROCESSIONAL REINSURANCE MAY BECOME UNAVAILABLE ON ACCEPTABLE TERMS.

     In order to limit the effect on our financial condition of large and multiple losses, we may buy retrocessional reinsurance, which is reinsurance for our own account. From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. If we are unable or unwilling to obtain retrocessional reinsurance, our financial position and results of operations may be materially adversely affected by catastrophic losses. Elimination of all or portions of our retrocessional coverage could subject us to increased, and possibly material, exposure or could cause us to underwrite less business.

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

     We market most of our reinsurance products through reinsurance brokers. The reinsurance brokerage industry generally, and our sources of business specifically, are concentrated. The loss of business relationships with any of our top five brokers could have a material adverse effect on our business. In addition, some of these brokers have invested in new Bermuda reinsurance companies that may compete with us.

     In accordance with industry practice, we expect to frequently pay amounts owing in respect of claims under our policies to reinsurance brokers, for payment over to the ceding companies. In the event that a broker fails to make such a payment, depending on the jurisdiction, we may remain liable to the ceding company for the deficiency. Conversely, in certain jurisdictions, when premiums for such policies are paid to reinsurance brokers for payment over to us, such premiums will be deemed to have been paid and the ceding company will no longer be liable to us for those amounts whether or not actually received by us. Consequently, we assume a degree of credit risk associated with our brokers during the payment process.

     In October 2004, the Office of the Attorney General of the State of New York announced that it had commenced a civil suit against Marsh & McLennan Companies ("Marsh"), alleging that certain of its business practices were fraudulent and violated antitrust and securities laws. This action resulted from an industry-wide investigation relating to the conduct of insurance and reinsurance brokers, which is ongoing. Regulatory authorities in several other states have opened similar investigations. In January 2005, Marsh agreed to pay $850 million to settle these charges. The Company was not a party to this litigation and did not receive any subpoena or information requests with respect to this litigation. We underwrite substantially all of our reinsurance through brokers, including a substantial portion through Marsh. We are unable to predict the impact, if any, that these investigations, and any increased regulatory oversight that might result therefrom, may have on our business.

THE CURRENT INVESTIGATIONS INTO CERTAIN NON-TRADITIONAL, OR LOSS MITIGATION, INSURANCE PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

     In November and December 2004, we received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products. We are fully cooperating in responding to all such requests. Other reinsurance companies have reported receiving similar subpoenas and requests. This investigation appears to be at a very preliminary stage and, accordingly, we are unable to predict the direction the investigation will take and the impact, if any, it may have on our business.

THE PROPERTY AND CASUALTY REINSURANCE BUSINESS IS HISTORICALLY CYCLICAL, AND WE EXPECT TO EXPERIENCE PERIODS WITH EXCESS UNDERWRITING CAPACITY AND UNFAVORABLE PRICING.

     Historically, property and casualty reinsurers have experienced significant fluctuations in operating results. Demand for reinsurance is influenced significantly by underwriting results of primary insurers and prevailing general economic and market conditions, all of which affect ceding companies' decisions as to the amount or portion of risk that they retain for their own accounts and consequently reinsurance premium rates. The supply of reinsurance is related to prevailing prices, the levels of insured losses and levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. As a result, the property and casualty reinsurance business historically has been a cyclical industry, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable pricing. We can expect to experience the effects of such cyclicality.

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

OUR INVESTED ASSETS ARE SUBJECT TO MARKET VOLATILITY AND INTEREST RATE AND CURRENCY EXCHANGE RATE FLUCTUATION.

     The Company's principal invested assets are fixed maturities, which are subject to the market risk of potential losses from adverse changes in interest rates. Depending on our classification of our investments as available-for-sale, trading or other assets, changes in the market value of our securities are reflected in either our consolidated balance sheet or statement of income. The Company's investment portfolio is also subject to credit risk resulting from adverse changes in the issuer's ability to repay the debt. These risks could materially adversely affect our results of operations.

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

     Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All operations are conducted by its wholly owned operating subsidiaries, Platinum US, Platinum UK and Platinum Bermuda. As a holding company, Platinum Holdings' cash flow consists primarily of dividends, interest and other permissible payments from its subsidiaries. Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the payment of any dividends to its shareholders. Additionally, under the Bermuda Companies Act 1981, Platinum Holdings may declare or pay a dividend only if, among other things, it has reasonable grounds for believing that it is, or after the payment would be, able to pay its liabilities as they become due. For a discussion of the legal limitations on our subsidiaries' ability to pay dividends to Platinum Holdings, see "Business - Regulation."

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

THE REGULATORY SYSTEM UNDER WHICH WE OPERATE, AND POTENTIAL CHANGES THERETO, COULD SIGNIFICANTLY AND ADVERSELY AFFECT OUR BUSINESS.

     The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. In Bermuda, we operate under relatively less intensive regulatory requirements. However, in the United States and in the United Kingdom licensed reinsurers are highly regulated and must comply with financial supervision standards comparable to those governing primary insurers. For a detailed discussion of the regulatory requirements to which Platinum Holdings and its subsidiaries are subject, see "Business -- Regulation." Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial results and operations. In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated above, distribute funds to Platinum Holdings. In recent years, some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the NAIC and state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and the development of new laws that may be more restrictive or may result in higher costs to us than current statutory requirements.

     Platinum Bermuda is not registered or licensed as an insurance company in any jurisdiction outside Bermuda. Platinum Bermuda conducts its business solely through its offices in Bermuda and does not maintain an office, and its personnel do not conduct any insurance activities, in the U.S. or elsewhere. Although Platinum Bermuda does not believe it is in violation of insurance laws of any jurisdiction outside Bermuda, inquiries or challenges to Platinum Bermuda's insurance activities may still be raised in the future.

     The offshore insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including U. S. federal and various state jurisdictions. In the past, there have been congressional and other proposals in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the United States. If Platinum Bermuda were to become subject to any insurance laws and regulations of the United States or any U.S. state, which are generally more restrictive than those applicable to it in Bermuda, Platinum Bermuda might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing specified types of policies or contracts. Complying with those laws could have a material adverse effect on the ability of the Company to conduct its business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET AND CREDIT RISK

     The Company's principal invested assets are fixed maturities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower's ability to meet its debt service obligations. The Company's strategy to limit this risk is to place its investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or industry. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities. The Company attempts to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating for its portfolio of A2 as defined by Moody's Investor Service. As of December 31, 2004, the portfolio has a dollar weighted average rating of Aa3.

     The Company has other receivable amounts subject to credit risk. The most significant of these are reinsurance premiums receivable from ceding companies. To mitigate credit risk related to premium receivables, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing the Company to settle claims net of any premium receivable. While credit risk related to amounts recoverable from retrocessionaires is not material as of December 31, 2004, we consider the financial strength of retrocessionaires when determining whether to purchase coverage from them. Retrocessional coverage is generally obtained from companies rated "A" or better by Best's unless the retrocessionaire's obligations are fully collateralized. For exposures where losses become known and are paid in a relatively short period of time, we may obtain retrocessional coverage from companies rated "A-" or better by Best's. The financial performance and rating status of all material retrocessionaires is routinely monitored.

     In accordance with industry practice, the Company frequently pays amounts in respect of claims under contracts to reinsurance brokers, for payment over to the ceding companies. In the event that a broker fails to make such a payment, depending on the jurisdiction, the Company may remain liable to the ceding company for the payment. Conversely, in certain jurisdictions, when premiums for such contracts are paid to reinsurance brokers for payment over to the Company, such premiums will be deemed to have been paid and the ceding company will no longer be liable to the Company for those amounts whether or not actually received by the Company. Consequently, the Company assumes a degree of credit risk associated with its brokers during the payment process. To mitigate credit risk related to reinsurance brokers, the Company has established guidelines for brokers and intermediaries.

INTEREST RATE RISK

     The Company is exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed income portfolio and can cause changes in the actual timing of receipt of certain principal payments. Rising interest rates result in a decline in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to extension risk. Conversely, a decline in interest rates will result in a rise in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to prepayment risk. The aggregate hypothetical impact on our fixed income portfolio, generated from an immediate parallel shift in the treasury yield curve, as of December 31, 2004 is approximately as follows ($ in thousands):

                                                         Interest Rate Shift in Basis Points
                                         -------------------------------------------------------------------
                                          - 100 bp      - 50 bp        Current       + 50 bp       + 100 bp
                                         ----------     ---------     ---------     ---------     ----------
Total market value ..................    $2,320,272     2,279,434     2,240,202     2,194,504      2,151,497
Percent change in market value ......          3.6%          1.8%            --        (2.0%)         (4.0%)
Resulting unrealized appreciation /
  (depreciation) ....................    $   93,051        52,213        12,981      (32,717)    $  (75,724)

FOREIGN CURRENCY RISK

     The Company writes business on a worldwide basis. Consequently, the Company's principal exposure to foreign currency risk is its transaction of business in foreign currencies. Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency. The Company seeks to minimize its exposure to its largest foreign currency risks by holding invested assets denominated in foreign currencies to offset liabilities denominated in foreign currencies.

SOURCES OF FAIR VALUE

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2004 ($ in thousands):

                                            Carrying         Fair
                                             Amount          Value
                                           ----------      ----------
Financial assets:
  Fixed maturities available-for-sale      $2,157,529      $2,157,529
  Fixed maturity trading securities .          82,673          82,673
                                           ----------      ----------
        Total fixed maturities ......       2,240,202       2,240,202
                                           ----------      ----------
  Other invested asset ..............           6,769           6,769

Financial liabilities:
  Debt obligations ..................      $  137,500      $  165,000

     The fair value of fixed maturities is based on quoted closing market prices at the reporting date for those or similar investments. The fair values of debt obligations are based on quoted market prices. Other invested asset represents a strategic investment in a non-public reinsurance company and is carried at estimated fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company as of December 31, 2004 and 2003 and for the years then ended and for the period from April 19, 2002 (date of inception) through December 31, 2002, together with the report thereon by KPMG LLP, the Company's independent registered public accounting firm, are set forth on pages F-1 through F-34 hereto. The combined statements of the reinsurance underwriting segment of St. Paul prior to the Initial Public Offering (the "Predecessor") for the period from January 1, 2002 through November 1, 2002, together with the report thereon by

KPMG LLP, the Predecessor's independent registered public accounting firm, are set forth on pages P-1 through P-14 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the integrated framework published in September 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that provide reasonable assurance that transactions are recorded as necessary and that expenditures are being made only with proper authorization.

     Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No changes occurred during the quarter ended December 31, 2004 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Platinum Underwriters Holdings, Ltd. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Platinum Underwriters Holdings, Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Platinum Underwriters Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the years ended December 31, 2004 and 2003, and the period from April 19, 2002 (date of inception) to December 31, 2002, and our report dated February 25, 2005 expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 25, 2005

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to our directors and executive officers is incorporated herein by reference to "Proposal 1 - Election of Directors" under the headings "Information Concerning Nominees," "Information Concerning Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2005 Annual General Meeting of Shareholders (our "Proxy Statement"). The Company intends to file the Proxy Statement prior to April 30, 2005.

CODE OF ETHICS

     We have adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act. Our Code of Ethics applies to all of our directors and employees including, without limitation, our principal executive officer, our principal financial officer, our principal accounting officer and all of our employees performing financial or accounting functions. A copy of our Code of Ethics is posted on our website at www.platinumre.com and may be found under the "Investor Relations" section by clicking on "Corporate Governance." In the event that we make any amendment to, or grant any waiver from, a provision of our Code of Ethics that requires disclosure under Item 5.05 of Form 8-K, we will post such information on our website at the location specified above.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item relating to executive compensation is incorporated herein by reference to "Proposal 1 - Election of Directors" under the heading "Executive Compensation" of our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required by this Item relating to security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference to "Proposal 1 - Election of Directors" under the headings "Equity Based Compensation Information," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item relating to certain relationships and related transactions is incorporated herein by reference to "Proposal 1 - Election of Directors" under the heading "Related Party Transactions" of our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to "Proposal 2 - Ratification of Selection of the Independent Registered Public Accounting Firm" of our Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

     The consolidated financial statements of the Company as of December 31, 2004 and 2003 and for the years then ended and for the period from April 19, 2002 (date of inception) through December 31, 2002, together with the report thereon by KPMG LLP, the Company's independent registered public accounting firm, are set forth on pages F-1 through F-34 hereto. The combined statements of the Predecessor for the period from January 1, 2002 through November 1, 2002, together with the report thereon by KPMG LLP, the Predecessor's independent registered public accounting firm, are set forth on pages P-1 through P-14 hereto.

SCHEDULES SUPPORTING FINANCIAL STATEMENTS

The schedules relating to the consolidated financial statements of the Company as of December 31, 2004 and 2003 and for the years then ended and for the period from April 19, 2002 (date of inception) through December 31, 2002, together with the independent registered public accounting firm's report thereon, are set forth on pages S-1 through S-8 hereto. Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

EXHIBITS

Exhibit
Number                           Description
------                           -----------

 2.1     Formation and Separation Agreement dated October 28, 2002 between The
         St. Paul Companies, Inc. and Platinum Holdings. (2)
 3(i).1  Memorandum of Association of Platinum Holdings. (1)
 3(ii).2 Bye-Laws of Platinum Holdings. (8)
 4.1     Form of Certificate of the Common Shares of Platinum Holdings. (2)
 4.2     Indenture dated October 10, 2002 among Platinum Holdings, Platinum
         Finance and JPMorgan Chase Bank. (2)
 4.3     Indenture Supplement dated November 1, 2002 among Platinum Holdings,
         Platinum Finance and JPMorgan Chase Bank. (2)
 4.4     Purchase Contract Agreement dated November 1, 2002 between Platinum
         Holdings and JPMorgan Chase Bank. (2)
 4.5     Pledge Agreement dated November 1, 2002 among Platinum Holdings, State
         Street Bank and Trust Company and JPMorgan Chase Bank. (2)
 4.6     Form of Senior Note of Platinum Finance. (2)
 4.7     Form of Guarantee of Platinum Holdings. (2)

Exhibit
Number                           Description
------                           -----------
 4.8     Form of Normal Unit. (2)
 4.9     Form of Stripped Unit. (2)
10.1*    Share Unit Plan for Non-Employee Directors. (2)
10.2*    Summary of Director Compensation
10.3*    2002 Share Incentive Plan. (2)
10.4*    2002 Share Incentive Plan (UK Sub-Plan). (7)
10.5*    Annual Incentive Plan. (7)
10.6*    Section 162(m) Performance Incentive Plan. (7)
10.7*    Executive Retirement Savings Plan. (7)
10.8*    Executive Bonus Deferral Plan. (7)
10.9*    Executive Incentive Plan. (7)
10.10*   First Amendment to the Executive Incentive Plan dated November 5, 2004.
         (9)
10.11*   Capital Accumulation Plan. (2)
10.12*   Employment Agreement dated July 5, 2002 between Michael E. Lombardozzi and St. Paul Re, Inc. and assumed by Platinum Holdings. (1)
10.13*   Amendment dated August 15, 2002 to the Employment Agreement dated July
         5, 2002 between Michael E. Lombardozzi and St. Paul Re, Inc. and assumed by Platinum Holdings. (1)
10.14*   Amendment dated March 12, 2004 to the Employment Agreement dated July
         5, 2002 between Michael E. Lombardozzi and St. Paul Re, Inc. and assumed by Platinum Holdings. (7)
10.15*   Letter Agreement dated March 1, 2002 between Steven H. Newman and The
         St. Paul Companies, Inc. (1)
10.16*   Amendment dated June 14, 2002 to the Letter Agreement dated March 1,
         2002 between Steven H. Newman and The St. Paul Companies, Inc. (1)
10.17*   Consulting Agreement dated March 1, 2002 between Steven H. Newman and
         The St. Paul Companies, Inc. and assumed by Platinum US. (1)
10.18*   Amendment dated March 12, 2004 to the Consulting Agreement dated March
         1, 2002 between Steven H. Newman and The St. Paul Companies, Inc. and
         assumed by Platinum US. (7)
10.19*   Employment Agreement dated August 4, 2004 between Michael D. Price and
         Platinum US. (8)
10.20*   Employment Agreement dated July 3, 2002 between William A. Robbie and
         St. Paul Re, Inc. and assumed by Platinum Holdings. (1)
10.21*   Amendment dated August 16, 2002 to the Employment Agreement dated July
         3, 2002 between William A. Robbie and St. Paul Re, Inc. (1)

Exhibit
Number                           Description
------                           -----------
10.22*   Amendment dated March 12, 2004 to the Employment Agreement dated July
         3, 2002 between William A. Robbie and St. Paul Re, Inc. and assumed by
         Platinum Holdings. (7)
10.23*   Separation Agreement dated June 24, 2004 between William A. Robbie and
         Platinum Holdings. (8)
10.24*   Letter Agreement dated August 14, 2002 between Neal J. Schmidt and St.
         Paul Re, Inc. and assumed by Platinum US. (2)
10.25*   Separation and Consulting Agreement dated May 13, 2003 between Jerome
         T. Fadden and Platinum Holdings. (3)
10.26*   Letter Agreement, dated June 20, 2003 between Gregory E.A. Morrison and
         Platinum Holdings. (4)
10.27*   Amendment dated January 7, 2004 to the Letter Agreement dated June 20,
         2003 between Gregory E.A. Morrison and Platinum Holdings. (6)
10.28    Securities Purchase Agreement dated July 20, 2003 between Gregory E.A.
         Morrison and Platinum Holdings. (4)
10.29*   Employment Agreement dated June 24, 2004 between Joseph F. Fisher and
         Platinum Holdings. (8)
10.30*   Letter Agreement dated June 24, 2004 between H. Elizabeth Mitchell and
         Platinum US. (8)
10.31    Capital Support Agreement dated November 1, 2002 between Platinum
         Holdings and Platinum UK. (2)
10.32    Capital Support Agreement dated November 26, 2002 between Platinum
         Holdings and Platinum US. (2)
10.33    Registration Rights Agreement dated November 1, 2002 between The St.
         Paul Companies, Inc. and Platinum Holdings. (2)
10.34    Option Agreement dated November 1, 2002 among St. Paul Reinsurance
         Company Limited, Platinum Holdings and St. Paul. (2)
10.35    Option Agreement dated November 1, 2002 between St. Paul and Platinum
         Holdings. (2)
10.36    Amendment dated January 10, 2005 to the Option Agreement dated November
         1, 2002 among St. Paul Reinsurance Company Limited, Platinum Holdings
         and St. Paul. (11)
10.37    Amendment dated January 10, 2005 to the Option Agreement dated November
         1, 2002 between St. Paul and Platinum Holdings. (11)
10.38    Employee Benefits and Compensation Matters Agreement dated November 1,
         2002 between St. Paul and Platinum US. (2)
10.39    Master Services Agreement dated November 1, 2002 between Platinum
         Holdings and St. Paul. (2)
10.40    Letter Agreement dated June 30, 2003 extending the Master Services
         Agreement dated November 1, 2002 between Platinum Holdings and St.
         Paul. (4)

Exhibit
Number                           Description
------                           -----------
10.41    Letter Agreement dated May 19, 2004 extending the Master Services
         Agreement dated November 1, 2002 between Platinum Holdings and St.
         Paul. (8)
10.42    UK Master Services Agreement dated November 1, 2002 between St. Paul
         Reinsurance Company Limited and Platinum UK. (2)
10.43    Addendum dated December 10, 2003 to the UK Master Services Agreement dated November 1, 2002 between St. Paul Reinsurance Company Limited and
         Platinum UK. (6)
10.44    Runoff Services Agreement dated November 1, 2002 among Platinum US,
         Mountain Ridge Insurance Company and St. Paul Fire and Marine Insurance
         Company. (2)
10.45    U.K. Runoff Services Agreement dated November 1, 2002 between St. Paul
         Reinsurance Company Limited and Platinum UK. (2)
10.46    Underwriting Management Agreement dated November 1, 2002 between St.
         Paul Fire and Marine Insurance Company and Platinum US. (2)
10.47    U.K. Underwriting Agency and Underwriting Management Agreement dated
         November 1, 2002 between St. Paul Reinsurance Company Limited and
         Platinum US. (2)
10.48    U.K. Business Transfer Agreement dated November 1, 2002 among St. Paul
         Reinsurance Company Limited, Platinum UK and St. Paul Management
         Limited. (2)
10.49    Intra-Group Asset Transfer Agreement dated November 1, 2002 among
         Platinum Holdings, St. Paul Reinsurance Company Limited and St. Paul
         Management Limited. (2)
10.50    Form of Transitional Trademark License Agreement between St. Paul and
         Platinum Holdings. (2)
10.51    Investment Agreement dated September 20, 2002 among Platinum Holdings,
         St. Paul, and RenaissanceRe Holdings Ltd. (2)
10.52    First Amendment dated November 1, 2002 to the Investment Agreement dated September 20, 2002 among Platinum Holdings, St. Paul, and
         RenaissanceRe Holdings Ltd. (2)
10.53    Transfer Restrictions, Registration Rights and Standstill Agreement
         dated November 1, 2002 between St. Paul and Platinum Holdings. (2)
10.54    Amendment dated March 22, 2004 to Registration Rights Agreement dated
         November 1, 2002 between St. Paul and Platinum Holdings. (7)
10.55    Reimbursement Letter Agreement dated March 25, 2004 between St. Paul and Platinum Holdings. (7)
10.56    Option Agreement dated November 1, 2002 between Platinum Holdings and
         RenaissanceRe Holdings Ltd. (2)
10.57    Amended and Restated Option Agreement dated November 18, 2004 between
         Platinum Holdings and RenaissanceRe Holdings Ltd. (10)

Exhibit
Number                           Description
------                           -----------
10.58    Services and Capacity Reservation Agreement dated November 1, 2002 between Platinum Holdings and RenaissanceRe Holdings Ltd. (2)
10.59    100% Quota Share Retrocession Agreement (traditional) dated November 1,
         2002 between St. Paul Fire and Marine Insurance Company and Platinum
         US. (2)
10.60    100% Quota Share Retrocession Agreement (non-traditional - A) dated
         November 1, 2002 between St. Paul Fire and Marine Insurance Company and
         Platinum US. (2)
10.61    100% Quota Share Retrocession Agreement (non-traditional - B-1) dated
         November 1, 2002 between St. Paul Fire and Marine Insurance Company and
         Platinum US. (2)
10.62    100% Quota Share Retrocession Agreement (non-traditional - B-2) dated
         November 1, 2002 between St. Paul Fire and Marine Insurance Company and
         Platinum US. (2)
10.63    100% Quota Share Retrocession Agreement (non-traditional - C) dated
         November 1, 2002 between St. Paul Fire and Marine Insurance Company and
         Platinum US. (2)
10.64    100% Quota Share Retrocession Agreement (non-traditional - D-3) dated
         November 1, 2002 between St. Paul Fire and Marine Insurance Company and
         Platinum US. (2)
10.65    100% Quota Share Retrocession Agreement (non-traditional - D-4) dated
         November 1, 2002 between St. Paul Fire and Marine Insurance Company and
         Platinum US. (2)
10.66    100% Quota Share Retrocession Agreement (non-traditional - D-1) dated
         November 1, 2002 between Mountain Ridge Insurance Company and Platinum
         US. (2)
10.67    100% Quota Share Retrocession Agreement (non-traditional - D-2) dated
         November 1, 2002 between Mountain Ridge Insurance Company and Platinum
         US. (2)
10.68    Commutation and Release Agreement dated June 11, 2003 between Platinum
         US and Mountain Ridge Insurance Company. (4)
10.69    100% Quota Share Retrocession Agreement (non-traditional - D Stop Loss)
         dated November 1, 2002 between Mountain Ridge Insurance Company and
         Platinum US. (2)
10.70    100% Quota Share Retrocession Agreement (non-traditional - D Spread
         Loss) dated November 1, 2002 between Mountain Ridge Insurance Company and Platinum US. (2)
10.71    100% Quota Share Retrocession Agreement (non-traditional - E) dated
         November 1, 2002 between Mountain Ridge Insurance Company and Platinum
         US. (2)
10.72    UK 100% Quota Share Retrocession Agreement (traditional) dated November
         1, 2002 between St. Paul Reinsurance Company Limited and Platinum US.
         (2)
10.73    UK 100% Quota Share Retrocession Agreement (non-traditional - A) dated
         November 1, 2002 between St. Paul Reinsurance Company Limited and
         Platinum US. (2)
10.74    UK 100% Quota Share Retrocession Agreement (non-traditional - B-1)
         dated November 1, 2002 between St. Paul Reinsurance Company Limited and
         Platinum US. (2)
10.75    100% Quota Share Retrocession Agreement dated November 27, 2002 between
         St. Paul Reinsurance Company Limited and Platinum UK. (2)
10.76    Property Catastrophe Excess of Loss Reinsurance Contract dated
         September 10, 2003 between the Glencoe Group of Companies and Platinum
         US (15% participation). (7)

Exhibit
Number                           Description
------                           -----------
10.77    Property Catastrophe Excess of Loss Reinsurance Contract dated
         September 10, 2003 between the Glencoe Group of Companies and Platinum
         US (5% participation). (7)
10.78    Security Agreement dated November 27, 2002 between Platinum UK and St.
         Paul Reinsurance Company Limited. (2)
10.79    Control Agreement dated November 27, 2002 between Platinum UK, St. Paul
         Reinsurance Company Limited and State Street Bank and Trust Company.
         (2)
10.80    Discretionary Investment Advisory Agreement dated November 27, 2002 between Platinum UK and Alliance Capital Management L.P. (2)
10.81    Revised and Amended Trust Agreement dated November 1, 2002 and amended
         December 12, 2002, among Platinum US, St. Paul Fire and Marine
         Insurance Company and State Street Bank and Trust Company. (2)
10.82    Letter Amendment dated December 12, 2002 to the Revised and Amended
         Trust Agreement dated November 1, 2002 and amended December 12, 2002, among Platinum US, St. Paul Fire and Marine Insurance Company, Mountain
         Ridge Insurance Company, and State Street Bank and Trust Company. (2)
10.83    Discretionary Investment Advisory Agreement dated November 4, 2002 between Platinum US and Alliance Capital Management L.P. (2)
10.84    Revised and Amended Trust Agreement dated November 1, 2002 and amended
         December 12, 2002, among Platinum US, Mountain Ridge Insurance Company and State Street Bank and Trust Company. (2)
10.85    Discretionary Investment Advisory Agreement dated November 4, 2002 between Platinum US and Alliance Capital Management L.P. (2)
10.86    Quota Share Retrocession Agreement dated November 26, 2002 between
         Platinum Bermuda and Platinum UK. (2)
10.87    Quota Share Retrocession Agreement dated March 27, 2003 between
         Platinum Bermuda and Platinum UK. (7)
10.88    Addendum No. 1 effective April 1, 2003 to the Quota Share Retrocession
         Agreement dated March 27, 2003, between Platinum Bermuda and Platinum
         UK. (7)
10.89    Addendum No. 2 effective March 27, 2003 to the Quota Share Retrocession
         Agreement dated March 27, 2003, between Platinum Bermuda and Platinum
         UK. (7)
10.90    Security Agreement dated November 26, 2002 between Platinum Bermuda and
         Platinum UK. (2)
10.91    Addendum No. 1 effective January 1, 2004 to the Security Agreement dated November 26, 2002, between Platinum Bermuda and Platinum UK. (7)
10.92    Control Agreement dated November 26, 2002 among Platinum Bermuda,
         Platinum UK and State Street Bank and Trust Company. (2)
10.93    Discretionary Investment Advisory Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (2)

Exhibit
Number                           Description
------                           -----------
10.94    Trust Agreement effective January 1, 2003 among Platinum Bermuda,
         Platinum US and State Street Bank and Trust Company. (4)
10.95    Quota Share Retrocession Agreement dated May 13, 2003 between Platinum
         Bermuda and Platinum US. (4)
10.96    Addendum No. 1 dated December 31, 2003 to the Quota Share Retrocession
         Agreement dated May 13, 2003, between Platinum Bermuda and Platinum US.
         (6)
10.97    Quota Share Retrocession Agreement dated May 6, 2004 between Platinum
         Bermuda and Platinum US. (8)
10.98    Aggregate Excess of Loss Retrocession Agreement dated June 11, 2003 between Platinum US and Mountain Ridge Insurance Company. (4)
10.99    Excess of Loss Retrocession Agreement dated April 15, 2004 between
         Platinum UK and Platinum US. (7)
10.100   Referral Agreement between Platinum Bermuda and Renaissance
         Underwriting Managers Ltd. (4)
10.101   Referral Agreement between Platinum US and Renaissance Underwriting
         Managers Ltd. (6)
10.102   Novation and Transfer Agreement for the Multi-Line Excess of Loss
         Reinsurance Agreement dated September 16, 2003, among Platinum US, St.
         Paul Fire and Marine Insurance Company and Wisconsin Mutual Insurance
         Company, effective as of January 1, 2003. (5)
10.103   Novation and Transfer Agreement for the Casualty Excess of Loss
         Reinsurance Agreement dated September 16, 2003, among Platinum US, St.
         Paul Fire and Marine Insurance Company and Wisconsin Mutual Insurance
         Company, effective as of January 1, 2003. (5)
10.104   Novation and Transfer Agreement for the First Property Catastrophe
         Excess of Loss Reinsurance Agreement dated September 16, 2003, among
         Platinum US, St. Paul Fire and Marine Insurance Company and Wisconsin
         Mutual Insurance Company, effective as of January 1, 2003. (5)
10.105   Novation and Transfer Agreement for the Second Property Catastrophe
         Excess of Loss Reinsurance Agreement dated September 16, 2003, among
         Platinum US, St. Paul Fire and Marine Insurance Company and Wisconsin
         Mutual Insurance Company, effective as of January 1, 2003. (5)
10.106   Novation and Transfer Agreement for the Third Property Catastrophe
         Excess of Loss Reinsurance Agreement dated September 16, 2003, among
         Platinum US, St. Paul Fire and Marine Insurance Company and Wisconsin
         Mutual Insurance Company, effective as of January 1, 2003. (5)
10.107   Novation and Transfer Agreement for the Casualty Clash Excess of Loss
         Reinsurance Contract effective as of January 1, 2003, among Platinum
         US, St. Paul Fire and Marine Insurance Company and Crusader Insurance
         Company. (6)

Exhibit
Number                           Description
------                           -----------
10.108   Novation and Transfer Agreement for the Property Clash Excess of Loss
         Reinsurance Contract effective as of January 1, 2003, among Platinum
         US, St. Paul Fire and Marine Insurance Company and Crusader Insurance
         Company. (6)
10.109   Novation and Transfer Agreement for the Multi Line Excess of Loss
         Reinsurance Contract effective as of January 1, 2003, among Platinum
         US, St. Paul Fire and Marine Insurance Company and Crusader Insurance
         Company. (6)
10.110   Novation and Transfer Agreement for the Property Catastrophe Excess of
         Loss Reinsurance Agreement dated February 19, 2004, among Platinum US,
         St. Paul Fire and Marine Insurance Company and Germantown Mutual
         Insurance Company, effective as of January 1, 2003. (7)
10.111   Novation and Transfer Agreement for the Workers' Compensation and
         Employers' Liability Excess of Loss Reinsurance Agreement dated
         February 19, 2004, among Platinum US, St. Paul Fire and Marine
         Insurance Company and Germantown Mutual Insurance Company, effective as of January 1, 2003. (7)
10.112   Novation and Transfer Agreement for the Property Per Risk Excess of
         Loss Reinsurance Agreement dated February 19, 2004, among Platinum US,
         St. Paul Fire and Marine Insurance Company and Germantown Mutual
         Insurance Company, effective as of January 1, 2003. (7)
10.113   Novation and Transfer Agreement for the Casualty Excess of Loss
         Reinsurance Agreement dated February 19, 2004, among Platinum US, St.
         Paul Fire and Marine Insurance Company and Germantown Mutual Insurance
         Company, effective as of January 1, 2003. (7)
10.114   Combined Catastrophe Excess of Loss Reinsurance Contract effective
         January 1, 2003 for the Alfa Insurance Group. (6)
10.115   Addendum No. 6 to the Interests and Liabilities Agreement with respect to the Combined Catastrophe Excess of Loss Reinsurance Contract between members of the Alfa Insurance Group, St. Paul Fire and Marine Insurance
         Company and Platinum US. (6)
10.116   Guaranty dated December 31, 2003 between Platinum Holdings, as
         Guarantor, and Platinum US. (6)
10.117   Guarantee dated December 31, 2003 between Platinum Holdings, as
         Guarantor, and Platinum UK. (6)
21.1     Subsidiaries of Platinum Holdings.
23.1     Independent Registered Public Accounting Firm's Consent (New York, New
         York)
23.2     Independent Registered Public Accounting Firm's Consent (Minneapolis,
         Minnesota)
31.1     Certification of Gregory E.A. Morrison, Chief Executive Officer of
         Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the
         Securities Exchange Act of 1934, as amended.
31.2     Certification of Joseph F. Fisher, Chief Financial Officer of Platinum
         Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the
         Securities Exchange Act of 1934, as amended.

Exhibit
Number                           Description
------                           -----------
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

-----------------------

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-86906) of Platinum Holdings.

(2) Incorporated by reference from Platinum Holdings' Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003.

(3) Incorporated by reference from Platinum Holdings' Report on Form 8-K, filed with the Commission on May 13, 2003.

(4) Incorporated by reference from Platinum Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Commission on August 14, 2003.

(5) Incorporated by reference from Platinum Holdings' Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 14, 2003.

(6) Incorporated by reference from Platinum Holdings' Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

(7) Incorporated by reference from Platinum Holdings' Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004.

(8) Incorporated by reference from Platinum Holdings' Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 6, 2004.

(9) Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the Commission on November 9, 2004.

(10) Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the Commission on November 18, 2004.

(11) Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the Commission on January 11, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized in Pembroke, Bermuda.

Date: March 15, 2005
                                       PLATINUM UNDERWRITERS HOLDINGS, LTD.

                                       /s/ Gregory E.A. Morrison
                                       -------------------------
                                       Gregory E.A. Morrison
                                       President and Chief Executive Officer

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

                Signature                               Title                           Date
                ---------                               -----                           ----
      /s/ Gregory E.A. Morrison           President, Chief Executive Officer              *
-------------------------------------               and Director
        Gregory E.A. Morrison


         /s/ Joseph F. Fisher             Executive Vice President and Chief              *
-------------------------------------        Financial Officer (Principal
           Joseph F. Fisher                Financial and Accounting Officer)


        /s/ Steven H. Newman              Chairman of the Board of Directors              *
-------------------------------------
          Steven H. Newman

       /s/ H. Furlong Baldwin                         Director                            *
-------------------------------------
         H. Furlong Baldwin

         /s/ Jonathan F. Bank                         Director                            *
-------------------------------------
          Jonathan F. Bank

         /s/ Dan R. Carmichael                        Director                            *
-------------------------------------
           Dan R. Carmichael

         /s/ Neill A. Currie                          Director                            *
-------------------------------------
           Neill A. Currie

         /s/ Jay S. Fishman                           Director                            *
-------------------------------------
           Jay S. Fishman

         /s/ Peter T. Pruitt                          Director                            *
-------------------------------------
          Peter T. Pruitt

*Signed as of March 15, 2005.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             TABLE OF CONTENTS PAGE

                                                                     Page
                                                                     ----
Report of Independent Registered Public Accounting Firm .........    F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003 ....    F-3
Consolidated Statements of Income and Comprehensive Income
    for the years ended December 31, 2004 and 2003 and the
    period from April 19, 2002 (date of inception) through
    December 31, 2002 ...........................................    F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004 and 2003 and the period from
    April 19, 2002 (date of inception) through December 31,
    2002 ........................................................    F-5
Consolidated Statements of Cash Flows for the years ended
    December 31, 2004 and 2003 and the period from April 19,
    2002 (date of inception) through December 31, 2002 ..........    F-6
Notes to Consolidated Financial Statements ......................    F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd:

      We have audited the accompanying consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and the period from April 19, 2002 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and the period from April 19, 2002 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Platinum Underwriters Holdings, Ltd. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 25, 2005

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2004 and 2003

                    (amounts in thousands, except share data)


                                                           2004          2003
                                                        ----------    ----------
                        ASSETS
Investments:
  Fixed maturities available-for-sale at fair value
    (amortized cost -- $2,144,290 and $1,560,807,
    respectively) ...................................   $2,157,529    $1,583,505
  Fixed maturity trading securities at fair value
    (amortized cost -- $82,931 and $95,926,
    respectively) ...................................       82,673        94,633
  Other invested asset ..............................        6,769         6,910
                                                        ----------    ----------
        Total investments ...........................    2,246,971     1,685,048
  Cash and cash equivalents .........................      209,897       105,461
  Accrued investment income .........................       23,663        17,492
  Reinsurance premiums receivable ...................      580,048       487,441
  Reinsurance recoverable on ceded losses and loss
    adjustment expenses .............................        2,005         5,102
  Prepaid reinsurance premiums ......................        2,887         6,129
  Funds held by ceding companies ....................      198,048        65,060
  Deferred acquisition costs ........................      136,038        79,307
  Income tax recoverable ............................        1,325         9,360
  Deferred tax assets ...............................        8,931         3,711
  Other assets ......................................       12,182        21,461
                                                        ----------    ----------
        Total assets ................................   $3,421,995    $2,485,572
                                                        ==========    ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses ........   $1,380,955    $  736,934
  Unearned premiums .................................      502,423       305,985
  Reinsurance deposit liabilities ...................       20,189         5,699
  Debt obligations ..................................      137,500       137,500
  Ceded premiums payable ............................        2,384         6,205
  Commissions payable ...............................      181,925       176,310
  Funds withheld ....................................       11,999            --
  Deferred tax liabilities ..........................       10,404         5,503
  Other liabilities .................................       41,213        44,233
                                                        ----------    ----------
        Total liabilities ...........................    2,288,992     1,418,369
                                                        ----------    ----------
Shareholders' Equity
  Preferred shares, $.01 par value, 25,000,000 shares
    authorized, no shares issued or outstanding .....           --            --
  Common shares, $.01 par value, 200,000,000 shares
    authorized, 43,087,407 and 43,054,125 shares
    issued and outstanding, respectively ............          430           430
  Additional paid-in capital ........................      911,851       910,505
  Accumulated other comprehensive income ............       12,252        18,774
  Retained earnings .................................      208,470       137,494
                                                        ----------    ----------
        Total shareholders' equity ..................    1,133,003     1,067,203
                                                        ----------    ----------
        Total liabilities and shareholders' equity ..   $3,421,995    $2,485,572
                                                        ==========    ==========

          See accompanying notes to consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

           Consolidated Statements of Income and Comprehensive Income
               For the years ended December 31, 2004 and 2003 and for the Period from April 19, 2002 (date of inception) through December 31, 2002

                    (amounts in thousands, except share data)


                                                      2004            2003           2002
                                                  -----------     -----------    -----------
Revenue:
  Net premiums earned ........................    $ 1,447,935       1,067,527    $   107,098
  Net investment income ......................         84,532          57,645          5,211
  Net realized gains on investments ..........          1,955           2,781             25
  Other income ...............................          3,211           3,343            167
                                                  -----------     -----------    -----------
        Total revenue ........................      1,537,633       1,131,296        112,501
                                                  -----------     -----------    -----------
Expenses:
  Losses and loss adjustment expenses ........      1,019,804         584,171         60,356
  Acquisition expenses .......................        327,821         251,226         25,474
  Operating expenses .........................         66,333          92,595         16,334
  Net foreign currency exchange losses (gains)           (725)            114         (2,017)
  Interest expense ...........................          9,268           9,492          1,261
                                                  -----------     -----------    -----------
        Total expenses .......................      1,422,501         937,598        101,408
                                                  -----------     -----------    -----------
        Income before income tax expense .....        115,132         193,698         11,093
Income tax expense ...........................         30,349          48,875          4,655
                                                  -----------     -----------    -----------
        Net income ...........................    $    84,783         144,823    $     6,438
                                                  ===========     ===========    ===========
Earnings per share:
  Basic earnings per share ...................    $      1.96            3.37    $      0.15
  Diluted earnings per share .................    $      1.81            3.09    $      0.15
Comprehensive income:
  Net income .................................    $    84,783         144,823    $     6,438
  Other comprehensive income:
    Unrealized gains on available-for-sale
      securities, net of deferred tax ........         (6,910)          7,570         10,581
    Cumulative translation adjustments, net of
      deferred tax ...........................            388             623             --
                                                  -----------     -----------    -----------
        Comprehensive income .................    $    78,261         153,016    $    17,019
                                                  ===========     ===========    ===========
Shareholder dividends:
  Dividends declared .........................    $    13,807          13,767    $        --
  Dividends declared per share ...............    $      0.32            0.32    $        --

          See accompanying notes to consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
               For the years ended December 31, 2004 and 2003 and for the Period from April 19, 2002 (date of inception) through December 31, 2002

                             (amounts in thousands)

                                                                  2004            2003            2002
                                                              -----------     -----------     -----------
Preferred shares:
  Balances at beginning and end of period ................    $        --              --     $        --
                                                              -----------     -----------     -----------
Common shares:
  Balances at beginning of period ........................            430             430
  Initial capitalization .................................             --              --              12
  Redemption of shares issued in initial capitalization ..             --              --             (12)
  Exercise of share options ..............................              2              --              --
  Issuance of common shares ..............................              1              --             430
  Purchase of common shares ..............................             (3)             --              --
                                                              -----------     -----------     -----------
        Balances at end of period ........................            430             430             430
                                                              -----------     -----------     -----------
Additional paid-in-capital:
  Balances at beginning of period ........................        910,505         903,797              --
  Initial capitalization .................................             --              --             108
  Redemption of shares issued in initial capitalization ..             --              --            (108)
  Exercise of share options ..............................          7,405             678              --
  Share based compensation ...............................          2,358           5,510              --
  Issuance of common shares ..............................          1,565             520         904,658
  Purchase of common shares ..............................         (9,982)             --              --
  Purchase contract adjustment payments ..................             --              --          (6,639)
  Assets contributed by St. Paul .........................             --              --           5,778
                                                              -----------     -----------     -----------
        Balances at end of period ........................        911,851         910,505         903,797
                                                              -----------     -----------     -----------
Accumulated other comprehensive income (loss):
  Balances at beginning of period ........................         18,774          10,581              --
  Net change in unrealized (losses) gains and losses on
    available-for-sale securities, net of deferred tax ...         (6,910)          7,570          10,581
  Net change in cumulative translation adjustments, net of
    deferred tax .........................................            388             623              --
                                                              -----------     -----------     -----------
        Balances at end of period ........................         12,252          18,774          10,581
                                                              -----------     -----------     -----------
Retained earnings:
  Balances at beginning of period ........................        137,494           6,438              --
  Net income .............................................         84,783         144,823           6,438
  Dividends paid to shareholders .........................        (13,807)        (13,767)             --
                                                              -----------     -----------     -----------
        Balances at end of period ........................        208,470         137,494           6,438
                                                              -----------     -----------     -----------
        Total shareholders' equity .......................    $ 1,133,003       1,067,203     $   921,246
                                                              ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
               For the years ended December 31, 2004 and 2003 and for the Period from April 19, 2002 (date of inception) through December 31, 2002

                             (amounts in thousands)

                                                                             2004            2003            2002
                                                                         -----------     -----------     -----------
Operating Activities:
  Net income ........................................................    $    84,783         144,823     $     6,438
  Adjustments to reconcile net income to cash used in operations:
    Depreciation and amortization ...................................         20,642          23,321           2,469
    Net realized gains on investments ...............................         (1,955)         (2,781)            (25)
    Net foreign currency exchange (gains) losses ....................           (725)            114              --
    Share based compensation ........................................          2,358           5,510              --
    Trading securities activities ...................................         16,510         (85,861)             --
    Changes in assets and liabilities:
      Increase in accrued investment income .........................         (6,171)         (7,499)         (9,993)
      Increase in reinsurance premiums receivable ...................        (92,607)       (481,843)         (5,599)
      (Increase) decrease in amounts receivable from St. Paul .......             --          54,096         (39,750)
      Increase in funds held by ceding companies ....................       (132,988)        (10,158)             --
      (Increase) decrease in deferred acquisition costs .............        (56,731)        (29,975)          4,058
      Increase in net unpaid losses and loss adjustment expenses ....        641,062         440,859          60,356
      Increase (decrease) in net unearned premiums ..................        199,680         108,840         (52,984)
      Increase (decrease) in reinsurance deposit liabilities ........         14,490         (17,962)           (167)
      Increase (decrease) in ceded premiums payable .................         (3,821)          6,205              --
      Increase in commissions payable ...............................          5,615         138,749           6,595
      Increase in funds withheld ....................................         11,999              --              --
      Changes in other assets and liabilities .......................         12,210         (12,094)         19,152
  Cash from St. Paul related to the November 1, 2002 assumption of
    liabilities on reinsurance contracts becoming effective in 2002 .             --         108,336         288,648
  Other net .........................................................            382             627           2,195
                                                                         -----------     -----------     -----------
        Net cash provided by operating activities ...................        714,733         383,307         281,393
                                                                         -----------     -----------     -----------
Investing Activities:
  Proceeds from sale of available-for-sale fixed maturities .........        498,945         393,245         120,421
  Proceeds from maturity or paydown of available-for-sale fixed
    maturities ......................................................        136,472         132,979              --
  Acquisition of available-for-sale fixed maturities ................     (1,230,895)     (1,066,077)     (1,157,416)
  Other invested asset acquired .....................................             --          (6,910)             --
                                                                         -----------     -----------     -----------
        Net cash used in investing activities .......................       (595,478)       (546,763)     (1,036,995)
                                                                         -----------     -----------     -----------
Financing Activities:
  Net proceeds from shares issued in initial capitalization .........             --              --             120
  Redemption of shares issued in initial capitalization .............             --              --            (120)
  Dividends paid to shareholders ....................................        (13,807)        (13,767)             --
  Proceeds from exercise of share options ...........................          7,406             678              --
  Proceeds from issuance of common shares ...........................          1,567             520         905,088
  Net proceeds from issuance of debt securities .....................             --              --         132,000
  Purchase of common shares .........................................         (9,985)             --              --
                                                                         -----------     -----------     -----------
        Net cash (used in) provided by  financing activities ........        (14,819)        (12,569)      1,037,088
                                                                         -----------     -----------     -----------
        Net increase (decrease) in cash and cash equivalents ........        104,436        (176,025)        281,486
Cash and cash equivalents at beginning of period ....................        105,461         281,486              --
                                                                         -----------     -----------     -----------
Cash and cash equivalents at end of period ..........................    $   209,897         105,461     $   281,486
                                                                         ===========     ===========     ===========
Supplemental disclosures of cash flow information:
  Income taxes paid .................................................    $     8,549          65,912     $        --
  Interest paid .....................................................    $     7,442           7,888     $        --

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

      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). These financial statements reflect the consolidated position of the Company, including Platinum US, Platinum UK, Platinum Bermuda, Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings and Platinum Administrative Services, Inc. All material intercompany transactions have been eliminated in preparing these consolidated financial statements.

      In November 2002, Platinum Holdings completed an initial public offering of 33,044,000 common shares (the "Initial Public Offering"). Concurrent with the Initial Public Offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., ("St. Paul"), and 3,960,000 common shares to RenaissanceRe Holdings Ltd. ("RenaissanceRe") in private placements. St. Paul subsequently sold its 6,000,000 common shares in June 2004. As part of the Initial Public Offering, St. Paul and RenaissanceRe received options to purchase up to 6,000,000 and 2,500,000 of additional common shares, respectively, at any time during the ten years following the Initial Public Offering at a price of $27.00 per share.

      In addition to the common shares issued, the Company issued Equity Security Units ("ESU"). The ESU's consist of a contract to purchase common shares in 2005 and an ownership interest in a senior note due 2007.

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

      The underwriting operations, as well as substantially all other operations of the Company commenced in November 2002. The 2002 consolidated statements of income and comprehensive income, shareholders' equity and cash flows include all activity from incorporation on April 19, 2002 through December 31, 2002 (the "2002 Period").

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

      Fixed maturities owned that the Company may not have the positive intent to hold until maturity

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income as a separate component of shareholders' equity, net of deferred tax. Fixed maturities owned that the Company has the intent to sell prior to maturity are classified as trading securities and reported at fair value, with unrealized gains and losses included in other income. Securities classified as trading securities are generally foreign currency denominated securities intended to match net liabilities denominated in foreign currencies in order to minimize net exposures arising from fluctuations in foreign currency exchange rates. The fair values of fixed maturities are based on quoted market prices at the reporting date for those or similar investments.

      Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the effective yield method. Premiums and discounts on mortgage and asset-backed securities are amortized into interest income based on prepayment assumptions obtained from outside investment managers. These assumptions are consistent with the current interest rate and economic environment. The retrospective adjustment method is used to value asset-backed securities.

      Realized gains and losses on sales of investments are determined on the basis of the specific identification method. If the Company has determined that an unrealized loss on a security is "other than temporary," the Company writes down the carrying value of the security and records a realized loss in the statement of income.

      Other invested asset represents a strategic investment in a non-public reinsurance company and is carried at estimated fair value.

Short-Term Investments and Cash Equivalents

      Short-term investments are carried at cost, which approximates fair value. Short-term investments mature within one year from the purchase date. Cash equivalents are carried at amortized cost, which approximates fair value, and include all securities that, at their purchase date, have a maturity of less than 90 days.

Premium Revenues

      Assumed reinsurance premiums are recognized as revenues when premiums become earned proportionately over the coverage period. Net premiums earned are recorded in the statement of income, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded in the balance sheet as unearned premiums, gross of any ceded unearned premiums.

      Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period and, consequently, include estimates of premiums that are written but not reported ("WBNR"). In addition to estimating WBNR, the Company estimates the portion of premium earned but not reported ("EBNR"). The estimates of WBNR and EBNR include amounts reported by the ceding companies, information obtained during audits and other information received from ceding companies. The Company also estimates the expenses associated with these premiums in the form of losses, loss adjustment expenses ("LAE") and commissions. As actual premiums are reported by ceding companies, management evaluates the appropriateness of the premium estimates and any adjustments to these estimates are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made. Adjustments to original premium estimates could be material and could significantly impact earnings in the period they are recorded. Due to the time lag

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and receivable represent estimated premiums, net of commissions, and is not currently due based on the terms of the underlying contracts.

      Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses. These premiums relate to the future coverage obtained for the remainder of the initial policy term and are earned over the remaining policy term. Additional premiums are premiums triggered by losses and are earned immediately. Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on loss experience under such contracts. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary.

Funds Held by Ceding Companies

      The Company writes business on a funds held basis. Under these contractual arrangements, the ceding company holds the net funds that would otherwise be remitted to the Company and generally credits the funds held balance with interest income. The general objective of the funds held balances is to provide the ceding company with collateral for obligations of the Company. The Company bears the credit risk in the event that the ceding company fails to remit the net funds held balances, however, that credit risk is somewhat mitigated by the contractual ability to offset funds held balances with any loss amounts owed by the Company.

Deferred Acquisition Costs

      Costs of acquiring business, primarily commissions and other direct underwriting expenses, which vary with and are directly related to the production of business, are deferred and amortized over the same period as the corresponding premiums are recorded as revenues. On a regular basis, an analysis of the recoverability of deferred acquisition costs is performed based on the profitability of the underlying reinsurance contracts including anticipated investment income. Any adjustments are reflected in the results of operations in the period in which they are made. Should the analysis indicate that the acquisition costs deferred are not recoverable, further analyses are performed to determine if a liability is required to provide for losses that may exceed the related unearned premiums. Deferred acquisition costs amortized in 2004, 2003 and the 2002 Period were $224,307,000, $227,240,000 and $14,449,000, respectively.

Debt Obligations and Deferred Debt Issuance Costs

      The net proceeds from the sale of the Company's ESU's were allocated between the purchase contracts and the senior notes based on the underlying fair value of each instrument. The present value of the purchase contract adjustment payments were initially charged to shareholders' equity, with an offsetting credit to liabilities. Subsequent contract adjustment payments are allocated between this liability account and interest expense based on a constant rate calculation over the life of the transaction.

      Costs incurred in issuing debt are capitalized and amortized over the life of the debt. If the effect of the issuance of common shares in exchange for the senior notes is dilutive to earnings per share, it is included in the calculation of diluted earnings per share as if the common shares were issued and the

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES proceeds received were used to pay down the senior notes at the beginning of the reporting period.

Unpaid Losses and LAE

      Unpaid losses and LAE are estimated based upon reports received from ceding companies, supplemented by the Company's estimates of losses for which ceding company reports have not been received and historical company and industry experience for unreported claims. Unpaid losses and LAE include estimates of the cost of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported ("IBNR"). Estimated amounts recoverable from reinsurers on unpaid losses and LAE are reflected as assets. While the Company commenced operations in 2002, the business written is sufficiently similar to the historical reinsurance business of St. Paul that the Company is able to use the historical loss experience of the reinsurance business of St. Paul to estimate its ultimate losses and LAE.

      Unpaid losses and LAE represent management's best estimate at a given point in time and are subject to the effects of trends in loss severity and frequency. These estimates are reviewed regularly and adjusted as experience develops or new information becomes available. Any such adjustments are accounted for as changes in estimates and reflected in the results of operations in the period in which they are made. It is possible that the ultimate liability may materially differ from such estimates.

Reinsurance Deposit Liabilities

      Reinsurance contracts entered into by the Company which are not deemed to transfer significant insurance risk are accounted for as deposits, whereby liabilities are initially recorded at the same amount as assets received. Risk transfer involves evaluating significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. Interest expense related to the deposit is recognized as incurred.

Earnings Per Share

      Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the basic earnings per share adjusted for the potential dilution that would occur if the issued options were exercised and considers the outstanding purchase contracts relating to the ESU. Securities that are convertible into common shares that are anti-dilutive are not included in the calculation of diluted earnings per share.

Reinsurance Ceded

      Reinsurance ceded, which transfers risk and the related premiums, commissions and losses incurred to the reinsurer, is reflected as reductions of the respective income and expense accounts. Unearned premiums ceded and estimates of amounts recoverable from reinsurers on paid and unpaid losses are reflected as assets.

Income Taxes

      The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted. A valuation allowance is established for deferred tax assets where it is more likely than not that future tax benefits will not be realized.

Stock-Based Compensation

      During 2003, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees" ("SFAS 123") and Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 123 requires that the fair value of shares granted under the Company's share option plan subsequent to the adoption of SFAS 148 be amortized in earnings over the vesting periods. The fair value of the share options granted is determined through the use of an option-pricing model. SFAS 148 amends SFAS 123 and provides transitioning guidance for a voluntary adoption of SFAS 123 as well as amends the disclosure requirements of SFAS 123. For the 2002 Period, the Company used the intrinsic value method of accounting for stock-based awards granted to employees established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, if the exercise price of the Company's employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded. For share options granted in 2002, the Company continues to use APB25. The adoption of SFAS 148 did not have a material effect on the Company's financial position or results of operations.

      Had the Company calculated and recorded compensation expense for share option grants based on the "fair value" method described in SFAS 123 for options granted prior to 2003, net income and earnings per share, net of tax, for the years ended December 31, 2004 and 2003 and the 2002 Period would have been the pro forma amounts as indicated below ($ in thousands, except per share data):

                                            2004          2003       2002 Period
                                         ----------    ----------    -----------
Share based compensation expense:
  As reported .........................  $    2,358         5,510    $       --
  Pro forma ...........................       7,026        14,774         1,070
Net income:
  As reported .........................      84,783       144,823         6,438
  Pro forma ...........................      80,115       135,559         5,368
Basic earnings per share:
  As reported .........................        1.96          3.37          0.15
  Pro forma ...........................        1.86          3.15          0.12
Diluted earnings per share:
  As reported .........................        1.81          3.09          0.15
  Pro forma ...........................  $     1.72          2.90    $     0.12

      In December 2004, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 123R "Share Based Payment" ("SFAS 123R"). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that, prospectively, compensation

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES costs be recognized for the fair value of all share options, including the cost related to the unvested portion of all outstanding share options as of December 31, 2004. The share based compensation expense for share options currently outstanding are to be based on the same cost model used to calculate the pro forma disclosures under SFAS 123. Consequently, the pro forma share based compensation expense and pro forma income above are the same as if the Company had adopted SFAS 123R in 2004.

Foreign Currency Exchange

      The Company's functional currency is generally the currency of the local operating environment. Transactions conducted in other than functional currencies are remeasured to the Company's functional currency, and the resulting foreign exchange gains and losses are included in net foreign currency exchange gains or losses. Functional currency based assets and liabilities are translated into U.S. dollars using current rates of exchange prevailing at the balance sheet date and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income, net of applicable deferred income tax.

Organizational Cost

      Costs incurred by the Company relating to its organization were expensed as incurred.

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

2.   SEPARATION FROM AND CONTINUING RELATIONSHIP WITH ST. PAUL

      As discussed more fully in Note 8, on November 1, 2002, Platinum Holdings completed the Initial Public Offering as well as an offering of ESU's. Concurrently with the Initial Public Offering, Platinum Holdings sold 6,000,000 common shares to St. Paul in a private placement and issued to St. Paul an option to purchase up to 6,000,000 additional common shares at any time during the ten years following the Initial Public Offering at a price of $27.00 per share. St. Paul subsequently sold its 6,000,000 common shares in June 2004.

      Concurrent with the transactions in the November 2002, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and LAE, unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002. A summary of the liabilities assumed and assets received on November 2, 2002 are as follows ($ in thousands):

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

Liabilities assumed:
   Net unpaid losses and LAE .............................            $ 221,303
   Net unearned premiums .................................              244,000
   Reinsurance deposit liabilities .......................               23,828
   Profit commission liabilities .........................               16,145
                                                                      ---------
                                                                        505,276
Ceding commission to St. Paul ............................              (53,390)
                                                                      ---------
                                                                        451,886
                                                                      ---------
Assets received:
   Cash ..................................................              288,648
   Funds held ............................................               54,902
                                                                      ---------
                                                                        343,550
                                                                      ---------
Amount due from St. Paul .................................            $ 108,336
                                                                      ---------

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

      The Company entered into an Employee Benefits and Compensation Matters Agreement with St. Paul that provided for the transfer of employees from St. Paul and provided for the allocation of assets and liabilities and certain other agreements with respect to employee compensation and benefit plans. In addition, St. Paul reimbursed the Company for the annual bonuses of the Company's employees prorated for the period from January 1, 2002 through the date of completion of the Initial Public Offering. The agreement also provided for reimbursement of a portion of severance and retention payments to the Company's employees.

3.    INVESTMENTS

      The Company's available-for-sale fixed maturities at December 31, 2004 and 2003 were as follows ($ in thousands):

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                                                                        Gross         Gross
                                                      Amortized      Unrealized     Unrealized
                                                         Cost           Gains        Losses        Fair Value
                                                      ----------     ----------     ----------     ----------
December 31, 2004:

U.S. Government and U.S. Government agencies ....     $    4,227             --             24     $    4,203
Corporate bonds .................................      1,349,167         14,960          4,775      1,359,352
Mortgage and asset-backed securities ............        508,757          3,898          1,586        511,069
Municipal bonds .................................        214,088          1,751            588        215,251
Foreign governments and states ..................         64,301             57            380         63,978
                                                      ----------     ----------     ----------     ----------
        Total bonds .............................      2,140,540         20,666          7,353      2,153,853
Redeemable preferred stocks .....................          3,750             --             74          3,676
                                                      ----------     ----------     ----------     ----------
        Total available-for-sale fixed maturities     $2,144,290         20,666          7,427     $2,157,529
                                                      ----------     ----------     ----------     ----------
December 31, 2003:

U.S. Government and U.S. Government agencies ....     $    5,065             22             55     $    5,032
Corporate bonds .................................      1,077,399         20,412          1,856      1,095,955
Mortgage and asset-backed securities ............        267,774          1,386            785        268,375
Municipal bonds .................................         91,019          1,130            106         92,043
Foreign governments and states ..................        115,800          2,891            273        118,418
                                                      ----------     ----------     ----------     ----------
        Total bonds .............................      1,557,057         25,841          3,075      1,579,823
Redeemable preferred stocks .....................          3,750             --             68          3,682
                                                      ----------     ----------     ----------     ----------
        Total available-for-sale fixed maturities     $1,560,807         25,841          3,143     $1,583,505
                                                      ----------     ----------     ----------     ----------

      Amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2004 are shown below; actual maturities could differ from contractual maturities due to call or prepayment provisions ($ in thousands):

                                                      Amortized
                                                         Cost        Fair Value
                                                      ----------     ----------
Due in one year or less .........................     $   54,567     $   54,390
Due from one to five years ......................        929,647        932,655
Due from five to ten years ......................        411,388        415,697
Due in ten or more years ........................        236,181        240,042
Mortgage and asset backed securities ............        508,757        511,069
                                                      ----------     ----------
        Total bonds .............................      2,140,540      2,153,853
Redeemable preferred stocks .....................          3,750          3,676
                                                      ----------     ----------
        Total available-for-sale fixed maturities     $2,144,290     $2,157,529
                                                      ----------     ----------

      Investment income for the years ended December 31, 2004 and 2003 and the 2002 Period is summarized as follows ($ in thousands):

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                                                                           2002
                                            2004           2003           Period
                                           -------        -------        -------
Fixed maturities ..................        $82,038         55,727        $ 4,389
Cash and cash equivalents .........          2,261          3,133          1,183
Funds held ........................          2,651            776             --
                                           -------        -------        -------
                                            86,950         59,636          5,572
  Less investment expenses ........          2,418          1,991            361
                                           -------        -------        -------
Net investment income .............        $84,532         57,645        $ 5,211
                                           -------        -------        -------

      Net realized gains and losses from investments for the years ended December 31, 2004 and 2003 and the 2002 Period were as follows ($ in thousands):

                                                                           2002
                                               2004          2003         Period
                                              ------        ------        ------
Gross realized gains .................        $5,706         4,639        $  423
Gross realized losses ................         3,751         1,858           398
                                              ------        ------        ------
        Net realized gains ...........        $1,955         2,781        $   25
                                              ------        ------        ------

      Proceeds from sales, maturities and calls of available-for-sale fixed maturities were $635,417,000, $526,224,000 and $120,421,000 for the years ended
December 31, 2004 and 2003 and the 2002 Period, respectively. Proceeds from sales, maturities and calls of trading securities were $50,542,000 for the year ended December 31, 2004. There were no sales in the trading securities portfolio in 2003 or the 2002 Period.

      Net change in unrealized investment gains (losses) for the years ended December 31, 2004 and 2003 and the 2002 Period were as follows ($ in thousands):

                                                                           2002
                                                 2004         2003        Period
                                                -------      -------     -------
Fixed maturities available for sale .......     $(9,459)      10,405     $12,293
Less deferred tax .........................       2,549        2,835       1,712
                                                -------      -------     -------
        Net change in unrealized gains ....     $(6,910)       7,570     $10,581
                                                -------      -------     -------

      Investments with a carrying value of $4,355,000 were on deposit with regulatory authorities as of December 31, 2004. Investments with a carrying value of $318,586,000 and cash and cash equivalents of $4,846,000 at December 31, 2004 were held in trust to collateralize liabilities ceded by St. Paul to the Company under the Quota Share Retrocession Agreements. Investments with a carrying value of $5,779,000 and cash and cash equivalents of $1,153,000 at December 31, 2004 were held in trust to collateralize obligations under various other reinsurance contracts.

      The unrealized losses of fixed maturities available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                                                           Fair        Unrealized
                                                           Value          Loss
                                                         --------       --------
Less than twelve months:

U.S. Government and U.S. Government agencies .....       $  4,203       $     24
Corporate bonds ..................................        526,856          4,396
Mortgage and asset-backed securities .............        150,597          1,131
Municipal bonds ..................................         50,227            588
Foreign governments and states ...................         38,574            337
Redeemable preferred stock .......................          3,677             74
                                                         --------       --------
        Total ....................................       $774,134       $  6,550
                                                         --------       --------
Twelve months or more:

Corporate bonds ..................................       $ 13,758       $    422
Mortgage and asset-backed securities .............         29,124            455
                                                         --------       --------
        Total ....................................       $ 42,882       $    877
                                                         --------       --------
Total unrealized losses:

U.S. Government and U.S. Government agencies .....       $  4,203       $     24
Corporate bonds ..................................        540,614          4,818
Mortgage and asset-backed securities .............        179,721          1,586
Municipal bonds ..................................         50,227            588
Foreign governments and states ...................         38,574            337
Redeemable preferred stocks ......................          3,677             74
                                                         --------       --------
        Total ....................................       $817,016       $  7,427
                                                         --------       --------

      The Company routinely reviews its available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of "other than temporary impairments." The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include but are not limited to: the length and magnitude of an unrealized loss, specific credit events, overall financial condition of the issuer; and the Company's intent to hold a security for a sufficient period of time for the value to recover the unrealized loss. This is based on current and anticipated future positive cash flow from operations that generates sufficient liquidity in order to meet our obligations. If the Company has determined that an unrealized loss on a security is other than temporary, the Company writes down the carrying value of the security and records a realized loss in the statement of income. As of December 31, 2004 management believes that the Company's investment portfolio does not contain any securities that have other-than-temporary impairments.

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2004 and 2003 ($ in thousands):

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                               December 31, 2004            December 31, 2003
                           -------------------------     -------------------------
                            Carrying         Fair         Carrying         Fair
                             Amount         Value          Amount         Value
                           ----------     ----------     ----------     ----------
Financial assets:
  Fixed maturities ...     $2,240,202      2,240,202      1,678,138     $1,678,138
  Other invested asset          6,769          6,769          6,910          6,910

Financial liabilities:
  Debt obligations ...     $  137,500        165,000        137,500     $  170,445

      The fair values of financial instruments are based on quoted market prices at the reporting date for those or similar instruments. The fair values of debt obligations are based on quoted market prices. Other invested asset represents a strategic investment in a non-public reinsurance company and is carried at estimated fair value.

4.    UNPAID LOSSES AND LAE

      In late August and September of 2004, there were four significant named hurricanes, Charley, Frances, Ivan and Jeanne (the "Hurricanes"), that caused severe damage in the Caribbean and the southeast United States. As a result of losses arising from these catastrophic events, certain reinsurance contracts generated additional premiums. Further, previously accrued profit commissions for certain reinsurance contracts were reduced. The aggregate adverse impact on net income of the Company for the year ended December 31, 2004 from the Hurricanes is summarized as follows ($ in thousands):

Losses .......................................................        $ 230,475
Less:
  Additional premiums earned .................................          (29,265)
  Profit commissions .........................................          (10,243)
                                                                      ---------
        Net adverse impact before income tax benefit .........        $ 190,967
                                                                      ---------


      Activity in the liability for unpaid losses and LAE for the years ended December 31, 2004, 2003 and the 2002 Period is summarized as follows ($ in thousands):

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                                                                2004             2003         2002 Period
                                                            -----------      -----------      -----------
Net unpaid losses and LAE as of the beginning of period     $   731,918          281,659      $        --
                                                            -----------      -----------      -----------
Net incurred related to:
  Current year ........................................       1,101,820          648,137           60,356
  Prior year ..........................................         (82,016)         (63,966)              --
                                                            -----------      -----------      -----------
        Total net incurred losses and LAE .............       1,019,804          584,171           60,356
                                                            -----------      -----------      -----------
Unpaid losses and LAE assumed from St. Paul ...........              --               --          221,303
                                                            -----------      -----------      -----------
Net paid losses and LAE:
  Current year ........................................         174,870          102,669               --
  Prior year ..........................................         205,889           41,709               --
                                                            -----------      -----------      -----------
        Total net paid losses and LAE .................         380,759          144,378               --
                                                            -----------      -----------      -----------
Effects of foreign currency exchange rate changes .....           8,264           10,466               --
                                                            -----------      -----------      -----------
Net unpaid losses and LAE as of the end of period .....       1,379,227          731,918          281,659
Reinsurance recoverable ...............................           1,728            5,016               --
                                                            -----------      -----------      -----------
Gross unpaid losses and LAE at end of period ..........     $ 1,380,955          736,934      $   281,659
                                                            -----------      -----------      -----------

      The favorable development in 2004 related to the prior year of $82,016,000 includes approximately $57,151,000 of net favorable development on property and certain other lines of business with relatively short patterns of reported losses, including approximately $7,700,000 attributable to prior years' catastrophe losses. In addition, the favorable development in 2004 includes approximately $24,865,000 of reductions in unpaid losses and LAE associated with changes in 2004 of estimates of premiums and the patterns of their earnings across current and prior accident years. Such changes did not have a significant net effect on the current year's results of operations.

      The lines experiencing favorable development are principally property coverages provided in both the Property and Marine and Finite Risk segments. During 2004 and 2003, actual reported losses were significantly less than expected for these short-tailed property lines resulting in reductions in estimated ultimate losses.

      The favorable development in 2003 related to the prior year of $63,966,000 includes approximately $50,866,000 of net favorable development on property and certain other lines of business with relatively short patterns of reported losses. The favorable development also includes approximately $13,100,000 of reductions in unpaid losses and LAE associated with changes in 2003 of estimates of casualty premiums and their patterns of earnings between 2002 and 2003.

      Because many of the reinsurance coverages offered by the Company will likely involve claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to ultimate exposure to losses are an integral and necessary component of the process of estimating unpaid losses and LAE. The inherent uncertainties of estimating unpaid losses and LAE are further exacerbated with respect to reinsurers by the significant amount of time that often elapses between the occurrence of an insured loss, the reporting of that loss to the primary reinsurer and then to the reinsurer, and the primary insurer's payment of that loss to the insured and subsequent payment by the reinsurer to the primary insurer. Unpaid losses and LAE are reviewed quarterly using a variety of statistical and actuarial

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES techniques to analyze current claim costs, frequency and severity data and prevailing economic, social and legal factors. Unpaid losses and LAE established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated unpaid losses and LAE are reflected in financial results in the periods in which they are made.

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

      The effects of reinsurance on premiums, losses and LAE for the years ended December 31, 2004 and 2003 and the 2002 Period are as follows ($ in thousands):

                                                     Assumed         Ceded             Net
                                                    ----------     ----------      ----------
As of and for the year ended December 31, 2004:

  Premiums written ............................     $1,659,790         13,777      $1,646,013
  Premiums earned .............................      1,465,058         17,123       1,447,935
  Losses and LAE ..............................      1,018,106         (1,698)      1,019,804
  Unpaid losses and LAE .......................     $1,380,955          1,728      $1,379,227

As of and for the year ended December 31, 2003:

  Premiums written ............................     $1,198,473         26,331      $1,172,142
  Premiums earned .............................      1,088,109         20,582       1,067,527
  Losses and LAE ..............................        589,656          5,485         584,171
  Unpaid losses and LAE .......................     $  736,934          5,016      $  731,918

As of December 31, 2002 and the 2002 Period:

  Premiums written ............................     $  298,114             --      $  298,114
  Premiums earned .............................        107,098             --         107,098
  Losses and LAE ..............................         60,356             --          60,356
  Unpaid losses and LAE .......................     $  281,659             --      $  281,659

      Effective January 1, 2004, Platinum US and Platinum UK entered into an excess-of-loss retrocessional contract, with an unaffiliated reinsurer, that provided up to $100 million of coverage.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

Premiums ceded under this contract vary depending on the amount of the ceded losses under the contract and the severity of individual loss events on the insurance industry. The Company evaluated the Hurricane losses and the effect of the contract on the Company's results of operations and commuted the contract effective November 8, 2004. Results for the year ended December 31, 2004 do not include any benefit from the contract.

      In 2003, Platinum US and Platinum UK entered into a quota share retrocession agreements with Platinum Bermuda. Platinum US retrocedes approximately 70% of its business to Platinum Bermuda and Platinum UK retrocedes approximately 55% of its business to Platinum Bermuda. Following is a summary of the premiums earned and losses ceded from Platinum US and Platinum UK to Platinum Bermuda for the years ended December 31, 2004 and 2003 ($ in thousands):

                                                       2004        2003
                                                     --------    --------
Retroceded by Platinum US to Platinum Bermuda:
  Premiums earned ................................   $515,869    $270,913
  Incurred losses and LAE ........................    562,193     214,796

Retroceded by Platinum UK to Platinum Bermuda:
  Premiums earned ................................     89,394      43,998
  Incurred losses and LAE ........................   $ 57,830    $ 17,542

      These transactions had no net effect on underwriting results in the consolidated financial statements.

6.    EQUITY SECURITY UNITS AND CREDIT AGREEMENTS

      Concurrently with the completion of the Initial Public Offering, Platinum Holdings completed an offering of 5,500,000 Equity Security Units at a price of $25 per unit (the "ESU Offering"). Each Equity Security Unit ("ESU") consists of a contract to purchase common shares of the Company in 2005, and an ownership interest in a senior note, due 2007, of Platinum Finance. Platinum Holdings makes quarterly contract adjustment payments under the purchase contracts of
1.75 percent per year of the stated amount of $25 per unit. In addition, Platinum Finance makes quarterly interest payments on the senior notes at an annual rate of 5.25 percent. The senior notes are guaranteed by Platinum Holdings on a senior, unsecured basis and are pledged to collateralize the holders' obligations to acquire common shares in 2005. As of December 31, 2004, the fair value of the ESU's was $165,000,000 and was based on quoted market prices. The Company made interest payments in cash of $7,442,000 and $7,888,000 for the years ended December 31, 2004 and 2003, respectively. There were no cash payments of interest in the 2002 Period.

      Based on the fair value of the Company's common shares, the Company would issue 5,008,850 common shares of the Company in exchange for the senior notes if the contract holders were able to purchase common shares at December 31, 2004. A decrease in the fair value of the Company's common shares from the fair value at December 31, 2004 would increase the number of common shares that would be issued by as much as 1,102,200 additional shares. An increase in the fair value of the Company's common shares from the fair value at December 31, 2004 would not alter the number of common shares that would be issued. The maximum number of common shares that the Company is obligated to issue in exchange for the senior notes is 6,111,050 should the fair value of the common shares be $22.50 per share or less. The ESU related agreements provides for the issuance of additional common shares as well as the

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES remarketing of the ESU debt obligations in 2005.

Credit Agreement

      The Company does not currently have a committed credit facility in place; however, as of December 31, 2004, the Company had approximately $37,287,000 of unsecured letters of credit outstanding in favor of various cedants. These letters of credit are issued, by various banks, on an uncommitted basis, and subject the Company to certain terms and conditions including the requirement to collateralize, these currently unsecured obligations, to the extent certain thresholds or ratings criteria are exceeded.

7.    INCOME TAXES

      The Company provides income taxes based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. Platinum Holdings and Platinum Bermuda are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation. Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains taxes being imposed, they will be exempt from those taxes until 2016. Platinum Holdings has subsidiaries based in the United States, the United Kingdom and Ireland that are subject to the tax laws thereof.

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

      Income (loss) before income taxes for the years ended December 31, 2004 and 2003 and the 2002 Period by location is as follows ($ in thousands):

                                                2004      2003    2002 Period
                                              --------   -------  -----------
United States ..............................  $ 73,020   122,485     $13,858
Bermuda ....................................    19,423    48,191      (1,735)
Other ......................................    22,689    23,022      (1,030)
                                              --------   -------    --------
        Income before income taxes .........  $115,132   193,698     $11,093
                                              --------   -------    --------

      Income tax expense for the years ended December 31, 2004 and 2003 and the 2002 Period is comprised of current and deferred as follows ($ in thousands):

                                                2004     2003     2002 Period
                                              -------   ------    -----------
Current ....................................  $28,133   56,681        $ (129)
Deferred ...................................    2,216   (7,806)        4,784
                                              -------   ------        ------
        Total ..............................  $30,349   48,875        $4,655
                                              -------   ------        ------

      A reconciliation of expected income tax expense, computed by applying a 35 percent income tax

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES rate to income before income taxes, to income tax expense for the years ended December 31, 2004 and 2003 and the 2002 Period is as follows ($ in thousands):

                                                                2004       2003      2002 Period
                                                              -------     ------     -----------
Expected income tax expense at 35% ........................   $40,296     67,794        $3,883
Effect of foreign income or loss subject to tax at rates
  other than 35% ...........................................   (8,222)   (18,316)          712
Tax exempt investment income ..............................    (1,084)      (740)           --
Other, net ................................................      (641)       137            60
                                                              -------     ------        ------
        Income tax expense ................................   $30,349     48,875        $4,655
                                                              -------    -------        ------

      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows ($ in thousands):

                                                                 2004      2003
                                                               -------    -------
Deferred tax assets:
  Unpaid losses and LAE ....................................   $31,314    $27,492
  Unearned premiums ........................................    15,095     11,142
  Other deferred tax assets ................................       188        325
                                                               -------    -------
        Total deferred tax assets ..........................    46,597     38,959
                                                               -------    -------
Deferred tax liabilities:
  Deferred acquisition costs ...............................    36,892     25,783
  Difference in tax basis carrying value of assets .........        --      5,337
  Timing differences in recognition of expenses ............       558      1,172
  Unrealized net foreign currency exchange losses ..........     7,766      3,625
  Net unrealized gains on investments ......................     1,999      4,547
  Other deferred tax liabilities ...........................       855        287
                                                               -------    -------
        Total deferred tax liabilities .....................    48,070     40,751
                                                               -------    -------
        Total net deferred tax liabilities .................   $ 1,473    $ 1,792
                                                               -------    -------

      Income tax assets and liabilities are recorded by offsetting assets and liabilities by tax jurisdiction. The deferred tax assets and liabilities at December 31, 2004 and 2003 are included in the balance sheet as follows ($ in thousands):

                                                               2004      2003
                                                              -------   -------
Platinum US deferred tax assets ............................  $49,254   $39,848
Platinum US deferred tax liabilities .......................   40,323    36,137
                                                              -------   -------
        Net Platinum US deferred tax assets ................  $ 8,931   $ 3,711
                                                              -------   -------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                                                               2004      2003
                                                              -------   -------
Platinum UK deferred tax assets ............................       --        28
Platinum UK deferred tax liabilities .......................  $10,404   $ 5,531
                                                              -------   -------
        Net Platinum UK deferred tax liabilities ...........   10,404     5,503
                                                              -------   -------
        Total net deferred tax liabilities .................  $ 1,473   $ 1,792
                                                              -------   -------

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

      Income taxes paid in 2004 and 2003 were $8,549,000 and $65,912,000, respectively. There were no cash payments of income taxes in the 2002 Period.

8.    SHAREHOLDERS' EQUITY AND REGULATION

      The Company's initial capitalization of $120,000 was provided by an organizing trust. On May 29, 2002, Platinum Holdings completed a 100-for-1 split of its common shares, resulting in 135,000,000 common shares authorized and 1,200,000 common shares issued and outstanding, all with a par value of $0.01 per share. On October 28, 2002, the shareholder of Platinum Holdings increased the number of common shares authorized to 200,000,000 common shares and 25,000,000 preferred shares. Concurrent with the Initial Public Offering, the 1,200,000 common shares were redeemed and canceled.

      On November 1, 2002, Platinum Holdings completed the Initial Public Offering of 33,044,000 common shares at a price to the public of $22.50 per share. Concurrently with the completion of the Initial Public Offering, Platinum Holdings sold 6,000,000 common shares (or 14 percent of the then outstanding common shares) to St. Paul at a price of $22.50 per share less the underwriting discount (the "St. Paul Investment") in a private placement pursuant to a Formation and Separation Agreement dated as of October 28, 2002 between Platinum Holdings and St. Paul (the "Formation Agreement"). The Bye-laws of Platinum Holdings provide that the voting power of St. Paul's common shares is limited to
9.9 percent of the voting power of the outstanding common shares. Pursuant to the Formation Agreement, St. Paul received an option to purchase up to 6,000,000 additional common shares at any time during the ten years following the Initial Public Offering at a price of $27.00 per share (the "St. Paul Option"). In return for the common shares and the St. Paul Option, St. Paul contributed to the Company cash in the amount of $122 million and substantially all of the continuing reinsurance business and related assets of the reinsurance segment of St. Paul, including all of the outstanding capital stock of Platinum US. Among the fixed assets transferred were furniture, equipment, systems and software, and intangible assets including broker lists, contract renewal rights and licenses. These assets were recorded at the values reflected on St. Paul's books at the time of transfer.

      Concurrent with the completion of the Initial Public Offering, Platinum Holdings also sold 3,960,000 common shares (or nine percent of the outstanding common shares) to RenaissanceRe Holdings Ltd. ("RenaissanceRe") at a price of $22.50 per share less the underwriting discount in a private placement pursuant to an Investment Agreement dated as of September 20, 2002 by and among Platinum

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

Holdings, St. Paul and RenaissanceRe (the "Investment Agreement"). Pursuant to the Investment Agreement, RenaissanceRe received an option to purchase up to 2,500,000 additional common shares at any time during the ten years following the Initial Public Offering at a purchase price of $27.00 per share (the "RenRe Option").

      On November 18, 2004, Platinum Holdings and RenaissanceRe amended the terms of the RenRe Option. As a result of the amendment, in lieu of paying $27.00 per share, any exercise by RenaissanceRe of its option will be settled on a net share basis, which will result in Platinum issuing to RenaissanceRe a number of common shares equal to the excess of the market price per share, determined in accordance with the amendment, over $27.00 less the par value per share multiplied by the number of common shares issuable upon exercise of the option, divided by that market price per share. On January 10, 2005, Platinum Holdings and St. Paul amended the terms of the St. Paul Option. As a result of this amendment, any exercise by St. Paul of its option will be settled on a net share basis, similar that of RenaissanceRe. This amendment had no effect on the consolidated financial statements.

      The Company filed an unallocated universal shelf registration statement with the Securities and Exchange Commission ("SEC"), which the SEC declared effective on April 5, 2004. The securities registered under the shelf registration statement for possible future sales include up to $750,000,000 of common shares, preferred shares and various types of debt securities. The registration statement included common shares held by St. Paul and RenaissanceRe and common shares issuable upon exercise of the St. Paul Option and the RenRe Option. On June 30, 2004, St. Paul completed the sale of its 6,000,000 common shares in an underwritten public offering, which was effected pursuant to a prospectus supplement to the shelf registration statement dated June 28, 2004. The Company did not sell any common shares in the offering and did not receive any proceeds from the sale of the common shares by St Paul. The 6,000,000 common shares sold by St. Paul amounted to $177,330,000 of the securities registered under the $750,000,000 shelf registration statement.

      On August 4, 2004, the board of directors of the Company approved a plan to purchase up to $50,000,000 of its common shares. During the year ended December 31, 2004 the Company purchased 349,700 of its common shares in the open market at an aggregate amount of $9,985,000 at a weighted average price of $28.55 per share. The common shares purchased by the Company were canceled.

      The Company's ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of dividends from the Company's regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of the Company in 2005 without prior regulatory approval is estimated to be $139,620,000.

      The combined statutory capital and surplus and statutory net income as reported to relevant regulatory authorities for the reinsurance subsidiaries of the Company were as follows ($ in thousands):

                                                       2004         2003      2002 Period
                                                    ----------    ---------   -----------
Statutory capital and surplus ..................... $1,124,446    1,096,398     $965,956
Statutory net income .............................. $   51,803      117,172     $ 32,093

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

      The Company's insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements in the United States and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred acquisition costs, bonds are carried at amortized cost, deferred income tax is charged or credited directly to equity, subject to limits, and reinsurance assets and liabilities are presented net of reinsurance. The Company has not used any statutory accounting practices that are not prescribed.

9.    EARNINGS PER SHARE

      Following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2004 and 2003 and the 2002 Period ($ in thousands, except per share data):

                                                                     Weighted
                                                                     Average
                                                           Net       Shares        Earnings
                                                         Income    Outstanding    Per Share
                                                        --------   -----------    ---------
Year Ended December 31, 2004:
Basic earnings per share:
  Net income.........................................   $ 84,783      43,158        $1.96

Effect of dilutive securities:
  Share options and restricted shares ...............         --       2,094
  Interest expense related to ESU's .................      6,097          --
  Common share conversion of ESU's ..................         --       5,009

Diluted earnings per share:
                                                        --------      ------
  Income available to common shareholders ...........   $ 90,880      50,261        $1.81
                                                        --------      ------

Year Ended December 31, 2003:
Basic earnings per share:
  Net income.........................................   $144,823      43,019        $3.37

Effect of dilutive securities:
  Share options .....................................         --         717
  Interest expense related to ESU's .................      6,290          --
  Common share conversion of ESU's ..................         --       5,137

Diluted earnings per share:
                                                        --------      ------
  Income available to common shareholders ...........   $151,113      48,873        $3.09
                                                        --------      ------

2002 Period:
Basic earnings per share:
  Net income.........................................   $  6,438      43,004        $0.15

Effect of dilutive securities:
  Share options .....................................         --         518

Diluted earnings per share:
                                                        --------      ------
  Income available to common shareholders ...........   $  6,438      43,522        $0.15
                                                        --------      ------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

10.   SHARE INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

Share Incentive Compensation

      The Company has a share incentive plan under which key employees and directors of the Company and its subsidiaries may be granted options, restricted share awards or share units. An option award under the Company's share incentive plan allows for the purchase of common shares at a price equal to the closing price of common shares on the New York Stock Exchange on the date immediately preceding the date of the grant. Options to purchase common shares are granted periodically by the Compensation Committee of the Board of Directors, generally vest over three or four years, and expire ten years from the date of grant. The following summary sets forth option activity for the years ended December 31, 2004 and 2003 and the 2002 Period (in thousands, except per share exercise price):

                                            As and for the        As and for the        As and for the
                                              year ended            year ended           period ended
                                           December 31, 2004     December 31, 2003     December 31, 2002
                                           ------------------    ------------------    ------------------
                                                     Weighted              Weighted              Weighted
                                                     Average                Average               Average
                                                     Exercise              Exercise              Exercise
                                           Options     Price     Options     Price     Options     Price
                                           -------   --------    -------   --------    -------   --------
Outstanding - beginning of the period..      4,614    $22.92       4,347    $22.50          --    $   --
  Granted .............................        227     31.43         670     25.41       4,352     22.50
  Exercised ...........................        329     22.50          30     22.50          --        --
  Forfeited ...........................         84     22.50         373     22.50           5     22.50
                                             -----                 -----                 -----
Outstanding - end of the period .......      4,428    $23.40       4,614    $22.92       4,347    $22.50
                                             -----                 -----                 -----

Options exercisable at year-end .......      3,636                 1,834                    --
Weighted average exercise price of
  options exercisable at year-end .....               $22.99                $22.50

The following table summarizes information about share options outstanding at December 31, 2004 (in thousands, except per share exercise price):

                                                                    Exercisable
                                    Weighted                  -----------------------
                                     Average      Weighted                   Weighted
                                    Remaining      Average                    Average
     Range of          Number      Contractual    Exercise       Number      Exercise
 exercise prices    Outstanding       Life         Price      Outstanding     Price
 ---------------    -----------    -----------    --------    -----------    --------
     $22.50            3,530            7.8        $22.50        3,198         $22.50

 22.51 -  25.00          165            8.2         22.79           91          22.76

 25.01 -  30.00          520            8.2         26.32          269          26.31

$30.01 - $35.00          213            9.4        $31.67           78         $31.74

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

Dividend yield ............................................       1.4%
Risk free interest rate ...................................       3.0%
Expected volatility .......................................      30.0%
Expected option life ......................................    7 years

      These assumptions would have resulted in the following stock-based compensation expense, net of tax ($ in thousands):

                                                            2004      2003     2002 Period
                                                           ------    ------    -----------
Stock-based compensation expense, net of tax ...........   $6,640    14,511       $1,070

Stock-based compensation expense, net of tax included
  in financial statements ..............................   $1,814     5,175       $   --

      The Company's share incentive plan also provides for the issuance of restricted shares to key employees. During 2004, the Company granted 98,531 restricted shares that vest over a five year period. The fair value of the shares at the date of grant were $2,750,000. There were no restricted share awards in 2003 and 2002.

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

Defined Contribution Plan

      In 2003, the Company adopted an employee savings plan as a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and covering substantially all U.S. employees. The savings plan allows eligible employees to contribute up to 50 percent of their annual compensation on a tax-deferred basis up to limits under the Code and the Company will match up to the first four percent. In addition, the Company may, at its discretion, make additional contributions. Expenses related to the savings plan were $1,255,000 and $1,718,000, for the years ended December 31, 2004 and 2003, respectively.

11.   LEASE COMMITMENTS

      Future minimum annual lease commitments under various non-cancelable operating leases for the Company's office facilities are as follows: ($ in thousands):

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

Years Ending December 31,
  2005 .....................................   $ 2,570
  2006 .....................................     2,336
  2007 .....................................     1,785
  2008 .....................................     1,860
  2009 .....................................     1,934
  Thereafter ...............................     6,770
                                               -------
        Total ..............................   $17,255
                                               -------

      Rent expense was $3,070,000 and, $3,636,000 for the years ended December 31, 2004 and 2003, respectively.

12.   RELATED PARTY TRANSACTIONS AND AGREEMENTS

      In connection with the Initial Public Offering and the transfer of business, the Company entered into various agreements with St. Paul and its affiliates and RenaissanceRe and its affiliates. These agreements include several quota share retrocession agreements pursuant to which St. Paul's subsidiaries transferred the liabilities, related assets and rights and risks under substantially all of the reinsurance contracts entered into by St. Paul's subsidiaries on or after January 1, 2002 (except for certain liabilities relating to the flooding in Europe in August 2002, named storms in existence at the time of the completion of the Initial Public Offering, and business underwritten in London for certain financial services companies) (the "Quota Share Retrocession Agreements"). These agreements provided for the transfer to subsidiaries of the Company of cash and other assets in an amount equal to substantially all of the existing unpaid losses (excluding reserves relating to liabilities retained by St. Paul), unpaid allocated LAE, other liabilities related to non-traditional reinsurance treaties, unearned premium reserves (subject to agreed upon adjustments) and other related reserves, which relate to contracts entered into on and after January 1, 2002, as of the date of the transfer (as determined 90 days after such date) and 100 percent of future premiums (less any ceding commission under the Quota Share Retrocession Agreements) associated with the reinsurance contracts relating to periods after the date of the transfer.

      In connection with the Initial Public Offering and transfer of the business, certain subsidiaries of the Company entered into several agreements with St. Paul pursuant to which St. Paul provides various services, including accounting and administration of the business assumed under the Quota Share Retrocession Agreements. The Company paid St. Paul a total of $326,000 and $274,000 and $0 for such services provided in 2004, 2003 and the 2002 Period, respectively.

      Platinum Holdings also entered into a five-year Services and Capacity Reservation Agreement with RenaissanceRe, effective October 1, 2002, pursuant to which RenaissanceRe will provide services to subsidiaries of the Company in connection with their property catastrophe book of business. At the Company's request, RenaissanceRe will analyze the Company's property catastrophe treaties and contracts twice per year and will assist the Company in measuring risk and managing the Company's property catastrophe treaties and contacts. Based upon such analysis, RenaissanceRe will provide the Company with quotations for rates for non-marine non-finite property catastrophe retrocessional coverage with aggregate limits up to $100 million annually, either on an excess-of-loss or proportional basis. The Company and RenaissanceRe may then enter into retrocessional agreements on the basis of the quotations. The fee for the coverage commitment and the services provided by RenaissanceRe under this

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES agreement is 3.5 percent of the Company's gross written non-marine non-finite property catastrophe premium for the contract year, subject to a minimum of $4 million. Either party may terminate this agreement if the other is deemed impaired or insolvent by applicable regulatory or judicial authorities or is the subject of conservation, rehabilitation, liquidation, bankruptcy or similar insolvency proceedings. Fees related to this agreement were $6,395,000, $5,350,000 and $46,000 for the years ended December 31, 2004 and 2003 and the 2002 Period, respectively. Fees related to this agreement are included in operating expenses.

      Renaissance Underwriting Managers Ltd. ("RUM"), a subsidiary of RenaissanceRe, and Platinum Bermuda entered into an agreement whereby RUM will, from time to time, provide referrals of treaty and facultative reinsurance contracts to Platinum Bermuda for a fee. The fee is 1.0% of gross premiums written for all pro-rata business, 2.5% of gross premiums written on all excess of loss business, and 7.5% of the margin on all finite business. The Company paid $846,000 and $400,000 in fees for such referrals for the years ended December 31, 2004 and 2003, respectively. The business referred is also subject to a profit commission. Included in the fees under this agreement in 2004 was $727,000 of profit commissions. There were no profit commissions paid under this agreement in 2003.

      Platinum US is a party to two property catastrophe excess of loss programs with the Glencoe Group of Companies, which are affiliates of RenaissanceRe. Platinum US has a 5% participation across four layers of reinsurance on one program and a 15% participation on the other program. Platinum US is a party to a quota share retrocession agreement with Glencoe Insurance Ltd., an affiliate of RenaissanceRe, pursuant to which Platinum US cedes to Glencoe Insurance Ltd. 85% of all liabilities under the subject property facultative certificates. Premium ceded in 2004 under this agreement was approximately $3,400,000.

      Pursuant to the employment agreement between the Company's chief executive officer (the "CEO") and the Company, dated as of June 20, 2003, the CEO purchased 20,000 common shares from the Company on July 30, 2003 for an aggregate purchase price of $520,000. These common shares were sold to the CEO at a price of $26.00 per common share, which was the closing price of the common shares on the date prior to the date that the Company's Board of Directors approved his employment agreement.

      The Company is a party to an investment management agreement with Alliance Capital Management L.P. ("Alliance"), pursuant to which Alliance provides investment advisory services to the Company. The Company pays a fee to Alliance for these services based on the amount of the Company's assets managed by Alliance. The Company paid $2,248,000, $1,629,000 and $0 in investment advisory fees to Alliance for the years ended December 31, 2004, 2003 and the 2002 Period, respectively. A Senior Vice President at AllianceBernstein Institutional Investment Management, a unit of Alliance, is the wife of a senior officer of Platinum US.

13.   OPERATING SEGMENT INFORMATION

      The Company has organized its worldwide reinsurance business around three operating segments: Property and Marine, Casualty and Finite Risk. The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets. This business includes property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss treaties. The Casualty operating segment includes

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, directors and officers liability, workers' compensation, casualty clash, automobile liability, surety and trade credit. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.

      In managing the Company's operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. The measures used by management in evaluating the Company's operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments together with a reconciliation of underwriting profit or loss to income before income tax expense for the years ended December 31, 2004 and 2003 and the 2002 Period ($ in thousands):

                                                  Property
                                                 and Marine       Casualty       Finite Risk        Total
                                                 ----------       --------       -----------      ----------
Year ended December 31, 2004:

Net premiums written .......................      $504,439         677,399         464,175        $1,646,013
                                                  --------         -------         -------        ----------
Net premiums earned ........................       485,135         611,893         350,907         1,447,935
Losses and LAE .............................       349,557         418,355         251,892         1,019,804
Acquisition expenses .......................        76,360         151,649          99,812           327,821
Other underwriting expenses ................        27,827          19,086           6,224            53,137
                                                  --------         -------         -------        ----------
    Segment underwriting income (loss)......      $ 31,391          22,803          (7,021)       $   47,173
                                                  --------         -------         -------
Corporate expenses not allocated to segments ...............................................         (13,196)
Net foreign currency exchange gains ........................................................             725
Interest expense ...........................................................................          (9,268)
Other income ...............................................................................           3,211
Net investment income and net realized gains on investments ................................          86,487
                                                                                                  ----------
    Income before income taxes .............................................................      $  115,132
                                                                                                  ----------
Ratios:
  Losses and LAE ...........................         72.1%           68.4%           71.8%             70.4%
  Acquisition expense ......................         15.7%           24.8%           28.4%             22.6%
  Other underwriting expense ...............          5.7%            3.1%            1.8%              3.7%
                                                  --------         -------         -------        ----------
    Combined ...............................         93.5%           96.3%          102.0%             96.7%
                                                  --------         -------         -------        ----------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

                                                  Property
                                                 and Marine       Casualty       Finite Risk        Total
                                                 ----------       --------       -----------      ----------
Year ended December 31, 2003:

Net premiums written .......................      $352,908         474,000         345,234        $1,172,142
                                                  --------         -------         -------        ----------
Net premiums earned ........................       355,556         391,170         320,801         1,067,527
Losses and LAE .............................       169,944         266,836         147,391           584,171
Acquisition expenses .......................        52,154         101,005          98,067           251,226
Other underwriting expenses ................        35,598          21,060          12,870            69,528
                                                  --------         -------         -------        ----------
    Segment underwriting income ............      $ 97,860           2,269          62,473        $  162,602
                                                  --------         -------         -------
Corporate expenses not allocated to segments ...............................................         (23,067)
Net foreign currency exchange losses .......................................................            (114)
Interest expense ...........................................................................          (9,492)
Other income ...............................................................................           3,343
Net investment income and net realized gains on investments ................................          60,426
                                                                                                  ----------
        Income before income taxes .........................................................      $  193,698
                                                                                                  ----------
Ratios:
  Losses and LAE ...........................         47.8%           68.2%           45.9%             54.7%
  Acquisition expense ......................         14.7%           25.8%           30.6%             23.5%
  Other underwriting expense ...............         10.0%            5.4%            4.0%              6.5%
                                                  --------         -------         -------        ----------
        Combined ...........................         72.5%           99.4%           80.5%             84.7%
                                                  --------         -------         -------        ----------

2002 Period:

Net premiums written .......................      $ 89,341         164,929          43,844        $  298,114
                                                  --------         -------         -------        ----------
Net premiums earned ........................        43,047          39,320          24,731           107,098
Losses and LAE .............................        21,558          29,498           9,300            60,356
Acquisition expenses .......................         7,798           9,269           8,407            25,474
Other underwriting expenses ................         5,960           4,136           2,068            12,164
                                                  --------         -------         -------        ----------
    Segment underwriting income (loss)            $  7,731          (3,583)          4,956        $    9,104
                                                  --------         -------         -------
Corporate expenses not allocated to segments ...............................................          (4,170)
Net foreign currency exchange gains ........................................................           2,017
Interest expense ...........................................................................          (1,261)
Other income ...............................................................................             167
Net investment income and net realized gains on investments ................................           5,236
                                                                                                  ----------
    Income before income taxes .............................................................      $   11,093
                                                                                                  ----------
Ratios:
  Losses and LAE ...........................         50.1%           75.0%           37.6%             56.4%
  Acquisition expense ......................         18.1%           23.6%           34.0%             23.8%
  Other underwriting expense ...............         13.8%           10.5%            8.4%             11.4%
                                                  --------         -------         -------        ----------
    Combined ...............................         82.0%          109.1%           80.0%             91.6%
                                                  --------         -------         -------        ----------

      Corporate expenses, interest expenses, net investment income, net realized investment gains and other income or expense items that are not specifically attributable to operating segments are not

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES allocated.

      The following table sets forth the net premiums written by the Company for the years ended December 31, 2004 and 2003 and the 2002 Period by geographic location of the ceding company ($ in thousands):

                                                        2004        2003      2002 Period
                                                     ----------   ---------   -----------
United States ....................................   $1,350,408     912,586     $153,872
International ....................................      295,605     259,556      144,242
                                                     ----------   ---------     --------
        Total ....................................   $1,646,013   1,172,142     $298,114
                                                     ----------   ---------     --------

14.   COMPREHENSIVE INCOME

      The components of comprehensive income for the years ended December 31, 2004, 2003 and the 2002 Period are as follows ($ in thousands, except per share data):

                                                                2004       2003     2002 Period
                                                              --------    ------    -----------
Before tax amounts:
  Foreign currency translation adjustment ..................  $    555       890      $    --
  Net unrealized holding gains (losses) arising during the
    period .................................................   (12,054)   13,388       12,293
  Less:  reclassification adjustment for net (gains) losses
    realized in net income .................................     2,594    (2,982)          --
                                                              --------    ------      -------
        Other comprehensive income before tax ..............    (8,905)   11,296       12,293
                                                              --------    ------      -------

Deferred income tax expense:
  Foreign currency translation adjustment ..................      (167)     (267)          --
  Net unrealized holding gains (losses) arising during the
    period .................................................     2,763    (2,983)       1,712
  Less:  reclassification adjustment for net (gains) losses
    realized in net income .................................      (213)      147           --
                                                              --------    ------      -------
        Deferred tax on other comprehensive income (loss) ..     2,383    (3,103)       1,712
                                                              --------    ------      -------
Net of tax amounts:
  Net foreign currency translation adjustment ..............       388       623           --
  Net unrealized holding gains (losses) arising during the
    period .................................................    (9,291)   10,405       10,581
  Less:  reclassification adjustment for net (gains) losses
    realized in net income .................................     2,381    (2,835)          --
                                                              --------    ------      -------
        Other comprehensive income (loss), net of tax ......  $ (6,522)    8,193      $10,581
                                                              --------    ------      -------

15.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following quarterly financial information for each of the three months ended March 31,

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

June 30, September 30 and December 31, 2004 and 2003 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown ($ in thousands, except per share data):

                                                              Three months ended
                                             ---------------------------------------------------
                                             March 31,   June 30,   September 30,   December 31,
                                               2004        2004         2004           2004
                                             ---------   --------   -------------   ------------
Net premiums earned ......................    $321,042    310,867      383,090        $432,936
Net investment income ....................      17,484     19,377       21,429          26,242
Losses and LAE ...........................     161,969    189,466      384,724         283,645
Acquisition expenses .....................      88,921     62,694       81,271          94,935
Operating expenses .......................      18,774     19,262       15,400          12,897

Net income ...............................      54,814     49,799      (69,752)         49,922

Net income per share:
  Basic ..................................        1.27       1.15        (1.62)           1.16
  Diluted ................................     $  1.10       1.01        (1.62)        $  1.03

Average common shares outstanding:
  Basic ..................................      43,143     43,290       43,127          43,073
  Diluted ................................      50,984     50,788       43,127          49,819

                                                             Three months ended
                                             ---------------------------------------------------
                                             March 31,   June 30,   September 30,   December 31,
                                               2003        2003         2003           2003
                                             ---------   --------   -------------   ------------
Net premiums earned ......................    $238,069    279,376         272,265     $277,817
Net investment income ....................      14,203     13,431          14,780       15,231
Losses and LAE ...........................     138,803    156,801         157,208      131,359
Acquisition expenses .....................      51,719     60,376          60,408       78,723
Operating expenses .......................      20,169     32,995          18,499       20,932

Net income ...............................      30,586     26,605          37,817       49,815

Net income per share:
  Basic ..................................        0.71       0.62            0.88         1.16
  Diluted ................................     $  0.66       0.57            0.81     $   1.03

Average common shares outstanding:
  Basic ..................................      43,004     43,004          43,022       43,043
  Diluted ................................      49,008     48,871          48,876       49,868

16.   INVESTIGATIONS BY THE SEC AND THE NEW YORK ATTORNEY GENERAL

      In November and December 2004, the Company received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products. The Company is fully cooperating in responding to all such requests. Other reinsurance companies have reported receiving similar subpoenas and requests.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

This investigation appears to be at a very preliminary stage and, accordingly, we are unable to predict the direction the investigation will take and the impact, if any, it may have on the consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

             Index to Schedules to Consolidated Financial Statements

                                                                                         PAGE
                                                                                         ----
Report of Independent Registered Public Accounting Firm ...............................  S-2
Schedule I     Summary of Investments - Other Than Investments in Related Parties as of
               December 31, 2004 ......................................................  S-3
Schedule II    Condensed Financial Information of the Registrant ......................  S-4
Schedule III   Supplementary Insurance Information for the  years ended December 31,
               2004 and 2003 and the period from April 19, 2002 (date of inception)
               to December 31, 2002 ...................................................  S-7
Schedule IV    Reinsurance for the years ended December 31, 2004 and 2003 and the period from April 19, 2002 (date of inception) to December 31, 2002 ....  S-8

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided elsewhere in the consolidated financial statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

     Under date of February 25, 2005, we reported on the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2004 and 2003 and the period from April 19, 2002 (date of inception) to December 31, 2002, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-8 of the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 25, 2005

SCHEDULE I

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

       Summary of Investments - Other Than Investments in Related Parties
                             As of December 31, 2004
                                ($ in thousands)

                                                                                                                      Amount at
                                                                                                                        which
                                                                                                                       shown in
                                                                                                                       Balance
                                                                                    Cost           Fair Value           Sheet
                                                                                -----------       ------------       -----------
Fixed maturities:
  Bonds:
    United States Government and government agencies and
      authorities ......................................................        $  124,844           124,954         $  124,954
    State, municipalities and political subdivisions ...................           156,427           157,337            157,337
    Foreign governments ................................................            65,285            64,923             64,923
    Foreign corporate ..................................................           280,270           282,284            282,284
    Public utilities ...................................................           136,173           136,848            136,848
    All other corporate ................................................         1,460,472         1,470,180          1,470,180
                                                                                ----------         ---------         ----------
        Total bonds ....................................................         2,223,471         2,236,526          2,236,526
  Redeemable preferred stock ...........................................             3,750             3,676              3,676
                                                                                ----------         ---------         ----------
        Total fixed maturities .........................................         2,227,221         2,240,202          2,240,202
Other long term investments ............................................             6,749             6,769              6,769
                                                                                ----------         ---------         ----------
        Total investments ..............................................        $2,233,970         2,246,971         $2,246,971
                                                                                ===========        =========         ==========

*Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums and discounts.

SCHEDULE II

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                                (Parent Company)

                            Condensed Balance Sheets
                           December 31, 2004 and 2003
                       ($ in thousands, except share data)

                                                                                      2004          2003
                                                                                  ----------    ----------
                                               ASSETS

Investment in affiliates .....................................................    $1,135,434    $1,069,521
Cash .........................................................................         1,945         3,413
Other assets .................................................................         1,648         1,740
                                                                                  ----------    ----------
        Total assets .........................................................    $1,139,027    $1,074,674
                                                                                  ==========    ==========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Contract adjustment payments ...............................................    $    2,335    $    4,535
  Accrued expenses and other liabilities .....................................         3,689         2,936
                                                                                  ----------    ----------
        Total liabilities ....................................................         6,024         7,471
                                                                                  ----------    ----------
Shareholders' equity
  Preferred share, $.01 par value, 25,000,000 shares authorized,
    no shares issued or outstanding ..........................................            --            --
  Common shares, $.01 par value, 200,000,000 shares
    authorized, 43,087,407 and 43,054,125 shares issued and
    outstanding respectively .................................................           430           430
  Additional paid-in capital .................................................       911,851       910,505
  Accumulated other comprehensive income .....................................        12,252        18,774
  Retained earnings ..........................................................       208,470       137,494
                                                                                  ----------    ----------
        Total shareholders' equity ...........................................     1,133,003     1,067,203

                                                                                  ----------    ----------
        Total liabilities and shareholders' equity ...........................    $1,139,027    $1,074,674
                                                                                  ==========    ==========

SCHEDULE II

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                                (Parent Company)

                         Condensed Statements of Income
               For the years ended December 31, 2004 and 2003, and the period from April 19, 2002 (date of inception) through December 31, 2002
                                ($ in thousands)

                                                                               2002
                                                     2004         2003        PERIOD
                                                   --------     --------     --------
Revenues:
  Net investment income .......................     $    53     $     46      $   179
  Other income ................................       2,944           --           --
                                                    -------     --------      -------
                                                      2,997           46          179
                                                    -------     --------      -------
Expenses:
  Interest expenses ...........................         207          344           58
  Operating expenses ..........................      12,722       22,661        3,986
                                                    -------     --------      -------
  Total expenses ..............................      12,929       23,005        4,044

                                                    -------     --------      -------
Net loss before equity in earnings of
  affiliate ...................................      (9,932)     (22,959)      (3,865)

Equity in earnings of affiliates ..............      94,715      167,782       10,303
                                                    -------     --------      -------
Net income ....................................     $84,783     $144,823      $ 6,438
                                                    =======     ========      =======

SCHEDULE II

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                                (Parent Company)

                       Condensed Statements of Cash Flows
               For the years ended December 31, 2004 and 2003 and
            the Period from April 19, 2002 through December 31, 2002
                                ($ in thousands)

                                                                       2004            2003           2002
                                                                   ---------       ---------       ---------
Operating Activities:
  Net loss before equity in earnings of affiliates ..............   $ (9,932)        (22,959)      $  (3,865)
  Adjustments to reconcile net income to net cash provided in operations:
      Share based compensation ..................................      1,777           5,510              --
      Depreciation and amortization .............................        125              --              --
      Net increase in other assets and liabilities ..............      1,830          (1,550)          2,226
                                                                    --------       ---------       ---------
        Net cash used in operating activities ...................     (6,200)        (18,999)         (1,639)
                                                                    --------       ---------       ---------

Investing Activities:
  Dividends and distributions from subsidiaries .................     22,000          33,150              --
  Contributions to subsidiaries .................................       (250)             --        (896,000)
                                                                    --------       ---------       ---------
        Net cash provided by (used in) investing activities .....     21,750          33,150        (896,000)
                                                                    --------       ---------       ---------

Financing Activities:
  Net proceeds from shares issued in initial capitalization .....         --              --             120
  Redemption of shares issued in initial capitalization .........         --              --            (120)
  Net proceeds from issuance of common shares ...................      1,566             520         693,314
  Net proceeds from issuance of common shares in private
    placements ..................................................         --              --         208,260
  Proceeds from exercise of options .............................      7,406             678              --
  Purchase of common shares .....................................     (9,985)             --              --
  Change in contract adjustment payment liability ...............     (2,199)         (2,104)             --
  Dividends paid to shareholders ................................    (13,807)        (13,767)
                                                                    --------       ---------       ---------
        Net cash provided by (used in) financing activities .....    (17,019)        (14,673)        901,574
                                                                    --------       ---------       ---------
        Net increase (decrease) in cash and cash equivalents.....     (1,469)           (522)          3,935
Cash and cash equivalents at beginning of period ................      3,413           3,935              --
                                                                    --------       ---------       ---------
Cash and cash equivalents at end of period ......................   $  1,944           3,413       $   3,935
                                                                    ========       =========       =========

SCHEDULE III

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.

                       Supplementary Insurance Information
                                ($ in thousands)

                                                       Unpaid                   Other                                  Losses
                                         Deferred      losses                   policy                                and loss
                                          policy      and loss                claims and      Net          Net       adjustment
                                        acquisition  adjustment    Unearned    benefits      earned    investment     expenses
               Period                      costs      expenses     premiums    payable      premium      income       incurred
               ------                   -----------  ----------    --------   ----------    -------    ----------    ----------
Year ended December 31, 2004:
  Property and Marine ..............     $ 15,747       410,347      64,985                 485,135                 $  349,557
  Casualty .........................       72,454       715,314     278,634                 611,893                    418,355
  Finite Risk ......................       47,837       253,566     155,917                 350,907                    251,892
                                          -------     ---------     -------               ---------                 ----------
        Total ......................      136,038     1,379,227     499,536        --     1,447,935       84,532     1,019,804
                                          -------     ---------     -------               ---------                 ----------
Year ended December 31, 2003:
  Property and Marine ..............        9,076       231,719      44,667                 355,556                    169,944
  Casualty .........................       61,181       320,585     224,611                 391,170                    266,836
  Finite Risk ......................        9,050       179,614      30,578                 320,801                    147,391
                                          -------     ---------     -------               ---------                 ----------
        Total ......................       79,307       731,918     299,856        --     1,067,527       57,645       584,171
                                          -------     ---------     -------               ---------                 ----------
Period from November 1, 2002
  through December 31, 2002:
  Property and Marine ..............       11,307       101,473      46,294                  43,047                     21,558
  Casualty .........................       33,568       121,586     125,609                  39,320                     29,498
  Finite Risk ......................        4,457        58,600      19,113                  24,731                      9,300
                                          -------     ---------     -------               ---------                 ----------
        Total ......................      $49,332       281,659     191,016        --       107,098        5,211    $   60,356
                                          -------     ---------     -------               ---------                 ----------

                                      Amortization
                                       of deferred
                                         policy        Other            Net
                                       acquisition   operating        written
               Period                     costs       expenses       premiums
               ------                 ------------   ---------       --------
Year ended
  December 31, 2004:
  Property and Marine ..............     $ 58,792                  $  504,439
  Casualty .........................      118,734                     677,399
  Finite Risk ......................       46,781                     464,175
                                         --------                  ----------
        Total ......................      224,307       13,196      1,646,013
                                         --------                  ----------
Year ended December 31, 2003:
  Property and Marine ..............       48,756                     352,908
  Casualty .........................       87,620                     474,000
  Finite Risk ......................       90,864                     345,234
                                         --------                  ----------
        Total ......................      227,240       92,595      1,172,142
                                         --------                  ----------
Period from November 1, 2002
  through December 31, 2002:
  Property and Marine ..............        6,206                      89,341
  Casualty .........................        5,699                     164,929
  Finite Risk ......................        2,544                      43,844
                                         --------                  ----------
        Total ......................     $ 14,449       16,334     $  298,114
                                         --------                  ----------

SCHEDULE IV

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.

                                   Reinsurance
                                ($ in thousands)

                                                                      Assumed from                Percentage of
                                            Direct   Ceded to other      other                        amount
Description                                 amount     companies       companies     Net amount   assumed to net
-----------                                 ------   --------------   ------------   ----------   --------------
Property and liability premiums
  written:
  Year ended December 31, 2004:
    Property and Marine ...................    --       $13,029           517,468    $  504,439        102.6%
    Casualty ..............................    --           748           678,147       677,399        100.1%
    Finite Risk ...........................    --            --           464,175       464,175        100.0%
                                                        -------         ---------    ----------
        Total .............................    --        13,777         1,659,790     1,646,013        100.8%
                                                        -------         ---------    ----------
  Year ended December 31, 2003:
    Property and Marine ...................    --       $25,156           378,064    $  352,908        107.1%
    Casualty ..............................    --         1,175           475,175       474,000        100.2%
    Finite Risk ...........................    --            --           345,234       345,234        100.0%
                                                        -------         ---------    ----------
        Total .............................    --        26,331         1,198,473     1,172,142        102.2%
                                                        -------         ---------    ----------
  Period ended December 31, 2002: .........    --
    Property and Marine ...................    --            --            89,341        89,341        100.0%
    Casualty ..............................    --            --           164,929       164,929        100.0%
    Finite Risk ...........................    --            --            43,844        43,844        100.0%
                                                        -------         ---------    ----------
        Total .............................    --       $    --           298,114    $  298,114        100.0%
                                                        -------         ---------    ----------

                            THE PREDECESSOR BUSINESS
                          The St. Paul Companies, Inc.
                        Reinsurance Underwriting Segment

      Following is selected historical combined financial data for the period from January 1, 2002 through November 1, 2002 of the reinsurance underwriting segment of The St. Paul Companies, Inc. (the "Predecessor") prior to the initial public offering of Platinum Underwriters Holdings, Ltd. ("Platinum"). The Predecessor operations include the continuing business and related assets transferred to Platinum upon completion of its initial public offering as well as the reinsurance business that remained with The St. Paul Companies, Inc. ("St. Paul") after the public offering. Accordingly, underwriting results and combined statements of the Predecessor presented in this report are not indicative of the actual results of Platinum subsequent to the public offering.

      In addition to the effect of the retention of certain portions of the Predecessor business by St. Paul and the exclusion of the corporate aggregate excess-of-loss reinsurance program of St. Paul, other factors may cause the actual results of Platinum to differ materially from the results of the Predecessor.

     On April 1, 2004, Travelers Property Casualty Corp. (TPC) merged with a subsidiary of St. Paul, as a result of which TPC became a wholly-owned subsidiary of the St. Paul Travelers Companies, Inc. (STA.) For accounting purposes, the transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, the transaction was accounted for as a purchase business combination, using TPC historical financial information and applying fair value estimates to the acquired assets, liabilities, and commitments of St. Paul as of April 1, 2004. Beginning on April 1, 2004, the results of operations and financial condition of St. Paul were consolidated with TPC's.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders:
The St. Paul Companies, Inc.:

      We have audited the accompanying combined statements of underwriting results and identifiable underwriting cash flows of The St. Paul Companies, Inc. Reinsurance Underwriting Segment (Predecessor) for the period from January 1, 2002 through November 1, 2002. The combined statements are the responsibility of the Predecessor's management. Our responsibility is to express an opinion on these combined statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

      In our opinion, the combined statements referred to above present fairly, in all material respects, the underwriting results and identifiable underwriting cash flows of the Predecessor for the period from January 1, 2002 through November 1, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Minneapolis, Minnesota
March 21, 2003

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

                   Combined Statement of Underwriting Results
          For the Period From January 1, 2002 through November 1, 2002
                                 ($ in millions)

      Net premiums
        Net premiums written ................................. $1,007
        Net change in unearned premiums ......................     95
                                                               ------
              Net premiums earned ............................  1,102
                                                               ------
      Underwriting deductions
        Losses and loss adjustment expenses incurred .........    791
        Policy acquisition costs .............................    257
        Other underwriting expenses ..........................     62
                                                               ------
              Total underwriting deductions ..................  1,110
                                                               ------
              Net underwriting loss .......................... $   (8)
                                                               ======


           COMBINED STATEMENT OF IDENTIFIABLE UNDERWRITING CASH FLOWS
          FOR THE PERIOD FROM JANUARY 1, 2002 THROUGH NOVEMBER 1, 2002
                                 ($ IN MILLIONS)

      Premiums collected, net ................................ $ 1,348
      Losses and loss adjustment expenses paid ...............  (1,057)
      Policy acquisition expenses paid .......................    (275)
      Other underwriting expenses paid .......................     (62)
                                                               -------
              Net cash used by underwriting .................. $   (46)
                                                               =======

                 See accompanying notes to combined statements

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

                          Notes to Combined Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying combined statements pertain to the reinsurance underwriting segment of The St. Paul Companies, Inc. ("St. Paul"), for the period from January 1, 2002 through November 1, 2002. The reinsurance underwriting segment of St. Paul is the predecessor to Platinum Underwriters Holdings, Ltd. and is hereinafter referred to as the "Predecessor." Predecessor statements are presented on a combined basis, including certain insurance and reinsurance subsidiaries within the St. Paul group, as well as the underwriting results of the reinsurance departments of St. Paul Fire and Marine Insurance Company ("Fire and Marine") and United States Fidelity and Guarantee Company ("USF&G"), St. Paul's two largest U.S. insurance subsidiaries.

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

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

                  Notes to Combined Statements, continued


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

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

                  Notes to Combined Statements, continued


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

2.   RELATED PARTY TRANSACTIONS

The following summarizes Predecessor's related party transactions:

REINSURANCE TRANSACTIONS WITH AFFILIATES

     Predecessor cedes certain business to two affiliated special purpose entities ("SPE") which were established by St. Paul for the purpose of increasing Predecessor's capacity to write certain excess-of-loss reinsurance, principally property, marine, and aviation. The most significant of these agreements is with George Town Re. George Town Re was established by St. Paul in 1996 for the purpose of entering into a single reinsurance treaty with Predecessor, providing an additional $45.1 million of underwriting capacity over a 10-year period. Premiums ceded under these agreements were $4.6 million in 2002. Losses ceded under these agreements totaled ($0.1) million in 2002.

     The agreement with George Town Re was terminated on July 8, 2002, and George Town Re was liquidated. There was no material impact on Predecessor's underwriting results from this transaction.

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

                  Notes to Combined Statements, continued


     Predecessor assumed certain primary business from other business segments of St. Paul. Premiums assumed under these agreements were $12.0 million in 2002. Losses assumed under these agreements were $22.8 million in 2002. Predecessor paid commissions of $3.9 million in 2002 related to business assumed under these agreements.

MANAGEMENT AGREEMENTS WITH AFFILIATES

     St. Paul management has entered into various agreements with affiliated parties, under arm's-length terms. Under these agreements, the affiliated parties have agreed to perform investment management services for St. Paul Re UK, guarantee the performance of St. Paul's obligations, make funds available under a revolving loan agreement, and provide certain reinsurance coverage. Included in underwriting expenses are certain expenses allocated to Predecessor from St. Paul, including costs such as corporate communications and marketing, corporate finance, corporate actuarial, corporate tax, corporate audit, legal services, corporate executives, corporate human resources, and employee benefit costs. These allocated costs totaled $7.8 million in 2002.

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

     The estimated underwriting loss of $580 million is recorded in the 2002 and 2001

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

                  Notes to Combined Statements, continued


combined statements of underwriting results in the following line items ($ in millions):

                                                        Period from
                                                        January 1,
                                                           2002
                                                          through         Year Ended
                                                         November 1,      December 31,
                                                           2002              2001
                                                       -------------     -------------
     Net premiums earned .............................     $ (5)           $ 141
     Losses and LAE ..................................      (19)            (788)
     Other underwriting expenses .....................        -               91
                                                           -----           ------
           Total underwriting loss ...................     $(24)           $(556)
                                                           -----           ------

        The estimated underwriting loss of $24 million in 2002 was distributed among Predecessor's segments as follows ($ in millions):

                                                        Period from
                                                        January 1,
                                                           2002
                                                          through
                                                         November 1,
                                                           2002
                                                       -------------
     North American Property .........................     $18
     North American Casualty .........................       2
     International ...................................      10
     Finite Risk .....................................      (6)
                                                           ----
           Total underwriting loss ...................     $24
                                                           ----


4.   RESERVES FOR LOSSES AND LAE

RECONCILIATION OF LOSS RESERVES

     The following table represents a reconciliation of beginning and ending loss and LAE reserves for the period from January 1, 2002 through November 1, 2002 ($ in millions):

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

                  Notes to Combined Statements, continued


     Loss and LAE reserves at beginning of year, as reported ....... $ 4,949
     Less reinsurance recoverables on unpaid losses at beginning of year .....................................................  (1,256)
                                                                     --------
     Net loss and LAE reserves at beginning of year ................   3,693
                                                                     --------
     Provision for losses and LAE for claims incurred:
       Current period ..............................................     736
       Prior years .................................................      55
                                                                     --------
           Total incurred ..........................................     791
                                                                     --------
     Losses and LAE payment for claims incurred:
       Current period ..............................................    (114)
       Prior years .................................................    (839)
                                                                     --------
           Total paid ..............................................    (953)
                                                                     --------
     Net loss and LAE reserves at end of year ......................   3,531
     Plus reinsurance recoverables on unpaid losses at end of year .   1,249
                                                                     --------
     Loss and LAE reserves at end of year, as reported ............. $ 4,780
                                                                     --------

      Prior year development in the period from January 1, 2002 through November 1, 2002 was attributable mainly to the bond and credit, surplus lines and international liability lines of business. Both North American Property and North American Casualty experienced better than expected loss emergence which served to mitigate the worse than expected emergence from the lines mentioned above.

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

5.   EMPLOYEE BENEFIT PLANS

     Employees of Predecessor participated in various employee benefit, stock incentive, and retirement plans administered by St. Paul. Predecessor reimbursed St. Paul for costs associated with these plans. The following summarizes underwriting expenses recorded by Predecessor in connection with each of these plans for the period from January 1, 2002 through November 1, 2002 ($ in millions):

     Retirement Plans ................................ $ 3.3
     Post Retirement Plans ...........................  (0.5)
     Variable Stock Option Plan ......................  (1.4)
                                                       ------
           Total ..................................... $ 1.4
                                                       ------

     In addition, St. Paul sponsored a stock-based incentive program, the Long-Term Incentive Plan ("LTIP"), which was exclusive to certain employees of Predecessor. Underwriting expenses (benefits) recorded by Predecessor in connection with the LTIP totaled $1.3 million in 2002.

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

                  Notes to Combined Statements, continued


6.   COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     A portion of Predecessor's business activities was conducted in rented premises. Predecessor also entered into leases for equipment, such as office machines and computers. Total rental expense was $6.8 million in 2002.

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

     The following table presents the net premiums earned and underwriting results for 2002 for the businesses to be exited under these actions, including the allocation of St. Paul's corporate excess-of-loss reinsurance programs ($ in millions):

     Net premiums earned .............................. $277
     Underwriting results .............................  (52)

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

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

                  Notes to Combined Statements, continued


Allowances have been established for possible nonpayment of such amounts due.

     Predecessor's underwriting results in 2002 were impacted by the St. Paul corporate aggregate excess-of-loss reinsurance program that was entered into each year effective January 1, 2001, 2000 and 1999 (hereinafter referred to as the "St. Paul corporate program"). Coverage under the St. Paul corporate program treaties was triggered when St. Paul's incurred insurance losses and LAE across all lines of business exceeded accident year attachment loss ratios specified in the treaty. Predecessor results also benefited from a separate aggregate excess-of-loss reinsurance treaty, exclusive to Predecessor each year effective 2001, 2000 and 1999 that were unrelated to the St. Paul corporate program. The combined impact of these treaties (together the "reinsurance treaties") is included in the following table ($ in millions):

                                                                    Period from
                                                                     January 1,
                                                                        2002
                                                                       through
                                                                     November 1,
                                                                        2002
                                                                    ------------
     St. Paul corporate aggregate excess-of-loss reinsurance
       program:
       Ceded premiums written ........................................ $ (4)
                                                                       -----
       Ceded losses and LAE ..........................................   (9)
       Ceded premiums earned .........................................   (4)
                                                                       -----
           Net underwriting (detriment) benefit ...................... $ (5)
                                                                       -----
     Predecessor aggregate treaty:
       Ceded premiums written ........................................ $ (1)
                                                                       -----
       Ceded losses and LAE ..........................................  (35)
       Ceded premiums earned .........................................   (2)
                                                                       -----
           Net underwriting (detriment) benefit ...................... $(33)
                                                                       -----
     Combined total:
       Ceded premiums written ........................................ $ (5)
                                                                       -----
       Ceded losses and LAE ..........................................  (44)
       Ceded premiums earned .........................................   (6)
                                                                       -----
           Net underwriting (detriment) benefit ...................... $(38)
                                                                       -----

     The amounts shown above include the impact of a reallocation of premiums and losses ceded in 2000 and 1999. This reallocation was necessary to reflect the impact of differences between St. Paul's actual 2002 experience on losses ceded to the corporate program in 2000 and 1999, by segment, and the anticipated experience on those losses in 2000 and 1999 when the initial segment allocation was made.

     St. Paul was not party to a corporate all-lines aggregate excess-of-loss treaty in 2002.

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

                  Notes to Combined Statements, continued


     Predecessor was party to a separate aggregate excess-of-loss reinsurance treaty, unrelated to the corporate treaty, in 2002. Coverage has not been triggered under that treaty in 2002; however, in 2002, Predecessor recorded ceded premiums written of $(1) million, ceded earned premiums of $(2) million, and ceded loss and loss adjustment expenses of $(35) million, for a net detriment of $33 million as a result of this treaty. Included in the net detriment for 2002 was a $20 million detriment due to the partial commutation of the 1999 and 2001 aggregate excess-of-loss reinsurance treaties.

     The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and LAE is as follows (including the impact of the reinsurance treaties) ($ in millions):

                                                       Period from
                                                        January 1,
                                                           2002
                                                          through
                                                         November 1,
                                                           2002
                                                       -------------
     Premiums written:

     Assumed ........................................... $1,056
     Ceded .............................................     49
                                                         ------
           Net premiums written ........................  1,007
                                                         ------
     Premiums earned:

     Assumed ........................................... $1,160
     Ceded .............................................     58
                                                         ------
           Net premiums earned ......................... $1,102
                                                         ------
     Insurance losses and LAE:

     Assumed ........................................... $  903
     Ceded .............................................    112
                                                         ------
           Total insurance losses and LAE .............. $  791
                                                         ------

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

     The North American Casualty segment consists of casualty reinsurance underwritten for

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

                  Notes to Combined Statements, continued


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

GEOGRAPHIC AREAS

     The following summary presents financial data of Predecessor's operations based on their location for the period from January 1, 2002 through November 1, 2002 ($ in millions):

     U.S. ............................................ $  701
     Non-U.S. ........................................    401
                                                       ------
           Total net premium earned .................. $1,102
                                                       ------

SEGMENT INFORMATION

     The summary below presents net premiums earned and underwriting results for Predecessor's reportable segments for the period from January 1, 2002 through November 1, 2002 ($ in millions):

     Premium earned:
       North American Property ....................... $  205
       North American Casualty .......................    451
       International .................................    206
       Finite Risk ...................................    240
                                                       ------
           Total net premiums earned ................. $1,102
                                                       ------

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

                  Notes to Combined Statements, continued


     Underwriting gain (loss):
       North American Property ....................... $ 33
       North American Casualty .......................  (79)
       International .................................   51
       Finite Risk ...................................  (13)
                                                       ----
           Total Underwriting gain (loss) ............ $ (8)
                                                       ----

     Each of Predecessor's segments generated a significant volume of reinsurance premiums through two reinsurance brokers. Total premiums written through these two brokers totaled $548 million for the period from January 1, 2002 through November 1, 2002.

10.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is an unaudited summary of Predecessor's quarterly results ($ in millions):

                                        First        Second        Third       Fourth
                                       Quarter      Quarter       Quarter      Quarter
                                       -------      --------      -------      -------
     2002:
       Net premiums written ............ $463         $200          234          110
       Net premiums earned .............  377          305          307          113
       Underwriting gain (loss) ........   15           (6)         (21)           4

----------
 * Fourth quarter of 2002 represents the period from October 1, 2002 through November 1, 2002.

11.  SEPTEMBER 11, 2001 TERRORIST ATTACK - LEGAL MATTERS (UNAUDITED)

     As noted in Note 3, Predecessor and other insurers obtained a summary judgment ruling that the World Trade Center property loss is a single occurrence. Certain insureds, including the World Trade Center leaseholder, appealed that ruling, asking the court to determine that the property loss constituted two separate occurrences rather than one. In September 2003, the U.S. Circuit Court of Appeals for the Second Circuit ruled that under the terms of the policy form Predecessor used to underwrite property coverage for the World Trade Center, the terrorist attack constituted one occurrence.