Form 10-Q
period 2005-03-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2005-05-03
CIK 1171500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number 001-31341

Platinum Underwriters Holdings, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	98-0416483
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

The Belvedere Building
69 Pitts Bay Road
Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

(441) 295-7195

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐

     As of April 15, 2005, there were outstanding 43,254,457 common shares, par value $0.01 per share, of the registrant.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

     QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2005	2004
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $2,229,853 and $2,144,290, respectively)	$2,201,935	$2,157,529
Fixed maturities — trading, at fair value (amortized cost — $76,798 and $82,931, respectively)	76,207	82,673
Other invested asset	6,769	6,769

Total investments	2,284,911	2,246,971
Cash and cash equivalents	300,017	209,897
Accrued investment income	27,127	23,663
Reinsurance premiums receivable	638,283	580,048
Reinsurance recoverable on ceded losses and loss adjustment expenses	8,010	2,005
Prepaid reinsurance premiums	7,773	2,887
Funds held by ceding companies	222,791	198,048
Deferred acquisition costs	149,555	136,038
Income tax recoverable	—	1,325
Deferred tax assets	16,525	8,931
Other assets	9,524	12,182

Total assets	$3,664,516	$3,421,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,507,158	$1,380,955
Unearned premiums	589,795	502,423
Reinsurance deposit liabilities	5,705	20,189
Debt obligations	137,500	137,500
Ceded premiums payable	18,745	2,384
Commissions payable	172,224	181,925
Funds withheld	13,081	11,999
Deferred taxes	10,881	10,404
Other liabilities	36,351	41,213

Total liabilities	2,491,440	2,288,992

Shareholders’ Equity:
Preferred shares, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common shares, $.01 par value, 200,000,000 shares authorized, 43,254,457 and 43,087,407 shares issued and outstanding, respectively	432	430
Additional paid-in capital	916,903	911,851
Accumulated other comprehensive income (loss)	(22,368)	12,252
Retained earnings	278,109	208,470

Total shareholders’ equity	1,173,076	1,133,003

Total liabilities and shareholders’ equity	$3,664,516	$3,421,995

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2005 and 2004
($ in thousands, except per share data)

	2005	2004
Revenue:
Net premiums earned	$411,040	$321,042
Net investment income	26,905	17,484
Net realized gains on investments	372	452
Other income (expense)	(356)	511

Total revenue	437,961	339,489

Expenses:
Losses and loss adjustment expenses	237,698	161,969
Acquisition expenses	93,249	88,921
Operating expenses	20,008	18,774
Net foreign currency exchange (gains) losses	1,798	(866)
Interest expense	2,173	2,306

Total expenses	354,926	271,104

Income before income tax expense	83,035	68,385
Income tax expense	9,947	13,571

Net income	$73,088	$54,814

Earnings per share:
Basic earnings per share	$1.69	$1.27
Diluted earnings per share	$1.49	$1.10

Comprehensive income:
Net income	$73,088	$54,814
Other comprehensive income:
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	(34,629)	19,173
Cumulative translation adjustments, net of deferred taxes	9	(29)

Comprehensive income	$38,468	$73,958

Shareholder dividends:
Dividends declared	$3,449	$3,461
Dividends declared per share	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2005 and 2004
($ in thousands)

	2005	2004
Preferred shares:
Balances at beginning and end of period	$—	$—

Common shares:
Balances at beginning of period	430	430
Exercise of share options	2	3

Balances at end of period	432	433

Additional paid-in-capital:
Balances at beginning of period	911,851	910,505
Exercise of share options	3,757	4,810
Share-based compensation	1,295	504

Balances at end of period	916,903	915,819

Accumulated other comprehensive income:
Balances at beginning of period	12,252	18,774
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	(34,629)	19,173
Net change in cumulative translation adjustments, net of deferred tax	9	(29)

Balances at end of period	(22,368)	37,918

Retained earnings:
Balances at beginning of period	208,470	137,494
Net income	73,088	54,814
Dividends paid to shareholders	(3,449)	(3,461)

Balances at end of period	278,109	188,847

Total shareholders’ equity	$1,173,076	$1,143,017

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2005 and 2004
($ in thousands)

	2005	2004
Operating Activities:
Net income	$73,088	$54,814
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	4,931	5,679
Net realized gains on investments	(372)	(452)
Net foreign currency exchange (gains) losses	1,798	(866)
Share-based compensation	1,295	504
Trading securities activities	4,860	17,520
Changes in assets and liabilities:
Increase in accrued investment income	(3,464)	(5,313)
Increase in reinsurance premiums receivable	(58,235)	(156,529)
Increase in funds held by ceding companies	(24,743)	(6,203)
Increase in deferred acquisition costs	(13,517)	(36,617)
Increase in net unpaid losses and loss adjustment expenses	119,840	98,634
Increase in net unearned premiums	82,486	159,341
Increase (decrease) in reinsurance deposit liabilities	(14,484)	14,155
Increase in ceded premiums payable	16,361	4,565
Increase in commissions payable	(9,701)	52,654
Increase in funds withheld	1,082	—
Changes in other assets and liabilities	(1,731)	18,694
Other net	154	135

Net cash provided by operating activities	179,648	220,715

Investing Activities:
Proceeds from sale of available-for-sale fixed maturities	72,716	58,006
Proceeds from maturity or paydown of available-for-sale fixed maturities	21,155	16,164
Acquisition of available-for-sale fixed maturities	(183,709)	(202,175)

Net cash used in investing activities	(89,838)	(128,005)

Financing Activities:
Dividends paid to shareholders	(3,449)	(3,461)
Proceeds from exercise of share options	3,759	4,813

Net cash used in financing activities	310	1,352

Net increase in cash and cash equivalents	90,120	94,062
Cash and cash equivalents at beginning of period	209,897	105,461

Cash and cash equivalents at end of period	$300,017	$199,523

Supplemental disclosures of cash flow information:
Income taxes paid	$10,200	$—
Interest paid	$1,840	$1,873

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2005 and 2004

(1) Basis of Presentation

     The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) and its subsidiaries (collectively, the “Company”), including Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Re (UK) Limited (“Platinum UK”), Platinum Underwriters Finance, Inc., Platinum Regency Holdings, and Platinum Administrative Services, Inc. All material inter-company transactions have been eliminated in preparing these condensed consolidated financial statements. The condensed consolidated financial statements included in this report as of and for the three months ended March 31, 2005 and 2004 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

     In November 2002, Platinum Holdings completed an initial public offering of 33,044,000 common shares (the “Initial Public Offering”). Concurrent with the Initial Public Offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., (“St. Paul”), and 3,960,000 common shares to RenaissanceRe Holdings Ltd. (“RenaissanceRe”) in private placements. As part of the Initial Public Offering, St. Paul and RenaissanceRe received options to purchase up to 6,000,000 and 2,500,000 of additional common shares, respectively, at any time during the ten years following the Initial Public Offering at a price of $27.00 per share. St. Paul subsequently sold its 6,000,000 common shares in June 2004. Also, concurrent with the transactions in November 2002, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses (“LAE”), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the “Quota Share Retrocession Agreements”). In addition to these transactions, the Company issued Equity Security Units (“ESU’s”), each consisting of a contract to purchase common shares in 2005 and an ownership interest in a senior note due 2007.

Share-Based Compensation

     The Company adopted Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) effective January 1, 2003. SFAS 123 requires that the fair value of share options granted under the Company’s share option plan subsequent to the adoption of SFAS 148 be amortized in earnings over the vesting periods. The fair value of the share options granted is determined through the use of an

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2005 and 2004

option-pricing model. SFAS 148 provides transition guidance for a voluntary adoption of SFAS 123 and amends the disclosure requirements of SFAS 123. Prior to the adoption of SFAS 123, the Company elected to use the intrinsic value method of accounting for its share-based awards granted to employees established by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and continues to use the intrinsic method for share options granted in 2002. Under APB 25, if the exercise price of the Company’s employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.

     In December 2004, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that, prospectively, compensation costs be recognized for the fair value of all share options over the remaining vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2004. The share-based compensation expense for share options currently outstanding are to be based on the same cost model used to calculate the pro forma disclosures under SFAS 123. Consequently, the pro forma share-based compensation expense and pro forma income below approximates the expense under SFAS 123R.

     The following table illustrates the effect on the Company’s net income and earnings per share for the three months ended March 31, 2005 and 2004 of applying the “fair value” method to all share option grants ($ in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Share-based compensation expense:
As reported	$1,295	$504
Pro forma	2,521	1,758

Net income:
As reported	73,088	54,814
Pro forma	71,862	53,560

Basic earnings per share:
As reported	1.69	1.27
Pro forma	1.66	1.24

Diluted earnings per share:
As reported	1.49	1.10
Pro forma	$1.46	$1.08

     On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that allows SEC registrants to implement SFAS 123R as of January 1, 2006. The SEC’s new rule does not change the accounting required by SFAS 123R; it delays the date for compliance with the standard. Previously under SFAS 123R, the Company would have been required to implement the standard as of July 1, 2005. Consequently, the Company’s consolidated financial statements filed with the SEC do not need to comply with SFAS 123R until January 1, 2006. The Company is evaluating the timing of its adoption of SFAS 123R.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2005 and 2004

Reclassifications

     Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 presentation.

(2) Investments

     Investments classified as available-for-sale are carried at fair value as of the balance sheet date. Net changes in unrealized investment gains and losses for the three months ended March 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004
Fixed maturities	$(41,158)	$23,234
Less — deferred taxes	6,529	(4,061)

Net changes in unrealized gains and losses	$(34,629)	$19,173

     Gross unrealized gains and losses on available-for-sale fixed maturities as of March 31, 2005 were $5,566,000 and $33,484,000, respectively.

     The unrealized losses of fixed maturities available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2005 were as follows ($ in thousands):

	Fair	Unrealized
	Value	Loss
Less than twelve months:

U.S. Government and U.S. Government agencies	$6,476	$104
Corporate bonds	1,090,825	20,101
Mortgage and asset backed securities	364,856	4,648
Municipal bonds	156,090	1,877
Foreign governments and states	59,935	1,535
Redeemable preferred stocks	8,860	500

Total	1,687,042	28,765

Twelve months or more:

Corporate bonds	46,953	2,361
Mortgage and asset backed securities	37,143	1,392
Municipal bonds	30,458	966

Total	114,554	4,719

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2005 and 2004

	Fair	Unrealized
	Value	Loss
Total of securities with unrealized losses:

U.S. Government and U.S. Government agencies	6,476	104
Corporate bonds	1,137,778	22,462
Mortgage and asset backed securities	401,999	6,040
Municipal bonds	186,548	2,843
Foreign governments and states	59,935	1,535
Redeemable preferred stocks	8,860	500

Total	$1,801,596	$33,484

     The Company routinely reviews its available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other-than-temporary impairments.” The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include but are not limited to: the length and magnitude of an unrealized loss, specific credit events, overall financial condition of the issuer; and the Company’s ability to hold a security for a sufficient period of time for the value to recover the unrealized loss. The Company’s ability to hold a security is based on current and anticipated future positive cash flow from operations that generates sufficient liquidity in order to meet its obligations. If the Company has determined that an unrealized loss on a security is other than temporary, the Company writes down the carrying value of the security and records a realized loss in the statement of income. As of March 31, 2005 management believes that the Company’s investment portfolio does not contain any securities that have other-than-temporary impairments.

(3) Earnings Per Share

     Following is a reconciliation of the basic and diluted earnings per share computations for the three months ended March 31, 2005 and 2004 ($ in thousands, except per share data):

		Weighted
		Average
	Net	Shares	Earnings
	Income	Outstanding	Per Share
Three Months Ended March 31, 2005:
Basic earnings per share:
Net income	$73,088	43,163	$1.69
Effect of dilutive securities:
Share options and restricted share units	—	1,860
Interest expense related to ESU’s, net of related income tax benefit	1,423
Common share conversion of ESU’s		5,009

Diluted earnings per share:
Net income available to common shareholders	$74,511	50,032	$1.49

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2005 and 2004

		Weighted
		Average
	Net	Shares	Earnings
	Income	Outstanding	Per Share
Three Months Ended March 31, 2004:
Basic earnings per share:
Income available to common shareholders	$54,814	43,143	$1.27
Effect of dilutive securities:
Share options and restricted share units	—	2,832
Interest expense related to ESU’s, net of related income tax benefit	1,522	—
Common share conversion of ESU’s	—	5,009
Diluted earnings per share:

Net income available to common shareholders	$56,336	50,984	$1.10

(4) Operating Segment Information

     The Company conducts its worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets. This business includes property catastrophe excess-of-loss treaties, property per-risk excess-of-loss treaties and property proportional treaties. The Casualty operating segment includes reinsurance treaties that principally cover umbrella liability, general and product liability, professional liability, workers’ compensation, casualty clash, automobile liability, surety and trade credit. This operating segment also includes accident and health treaties, which are predominantly reinsurance of health insurance products. The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products. Typically, the amount of claims we might pay is finite or capped. In return for this limit on claims, we often accept a cap on the potential profit margin specified in the treaty and return profits above this margin to the ceding company. The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.

     In managing the Company’s operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. The measures used by management in evaluating the Company’s operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the operating segments together with a reconciliation of underwriting income to income before income tax expense for the three months ended March 31, 2005 and 2004 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2005 and 2004

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended March 31, 2005:
Net premiums written	$185,049	215,669	93,081	$493,799

Net premiums earned	128,197	184,768	98,075	411,040
Losses and LAE	60,040	118,438	59,220	237,698
Acquisition expenses	21,989	45,202	26,058	93,249
Other underwriting expenses	7,723	7,313	1,571	16,607

Segment underwriting income	$38,445	13,815	11,226	$63,486

Corporate expenses not allocated to segments				(3,401)
Net foreign currency exchange losses				(1,798)
Interest expense				(2,173)
Other expense				(356)
Net investment income and net realized gains on investments				27,277

Income before income tax expense				$83,035

Ratios:
Loss and LAE	46.8%	64.1%	60.4%	57.8%
Acquisition expense	17.2%	24.5%	26.6%	22.7%
Other underwriting expense	6.0%	4.0%	1.6%	4.0%

Combined	70.0%	92.6%	88.6%	84.5%

Three months ended March 31, 2004:
Net premiums written	$171,294	223,965	84,847	$480,106

Net premiums earned	118,065	136,222	66,755	321,042
Losses and LAE	48,578	94,784	18,607	161,969
Acquisition expenses	21,752	34,836	32,333	88,921
Other underwriting expenses	8,150	5,057	2,597	15,804

Segment underwriting income	$39,585	1,545	13,218	$54,348

Corporate expenses not allocated to segments				(2,970)
Net foreign currency exchange gains				866
Interest expense				(2,306)
Other income				511
Net investment income and net realized gains on investments				17,936

Income before income tax expense				$68,385

Ratios:
Loss and LAE	41.1%	69.6%	27.9%	50.5%
Acquisition expense	18.4%	25.6%	48.4%	27.7%
Other underwriting expense	6.9%	3.7%	3.9%	4.9%

Combined	66.4%	98.9%	80.2%	83.1%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2005 and 2004

(5) Income Taxes

     The Company provides for income taxes based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. Platinum Holdings and Platinum Bermuda are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation. Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermuda income or capital gains taxes being imposed, they will be exempt from those taxes until 2016. Platinum Holdings has subsidiaries based in the United States, the United Kingdom and Ireland that are subject to the tax laws thereof.

     A reconciliation of expected income tax expense, computed by applying a 35 percent income tax rate to income before income taxes, to actual income tax expense for the three months ended March 31, 2005 and 2004 is as follows ($ in thousands):

	2005	2004
Expected income tax expense at 35%	$29,062	$23,935
Effect of foreign income or loss subject to tax at rates other than 35%	(18,623)	(10,108)
Tax exempt investment income	(526)	(394)
Other, net	34	138

Income tax expense	$9,947	13,571

(6) A.M. Best Company Rating

     On March 31, 2005, A.M. Best Company (“A. M. Best”) issued a press release announcing that it has placed under review with negative implications the financial strength ratings of “A” (Excellent) of Platinum Bermuda, Platinum US and Platinum UK, that it has downgraded and placed under review with negative implications the debt rating of the equity security units issued by Platinum Finance to “bbb” from “bbb+” and that it has downgraded and placed under review with negative implications the indicative ratings assigned to securities available under our shelf registration statement to “bbb” from “bbb+” on senior unsecured debt, to “bbb-” from “bbb” on subordinated debt and to “bb+” from “bbb-” on preferred shares. A.M. Best stated in its press release that these rating actions follow A.M. Best’s determination that the Company’s risk-adjusted capital position has declined more than originally estimated from prior year levels due to the losses incurred as a result of hurricanes in the southeastern U.S. in 2004 and the resulting increase to the Company’s operating leverage. A.M. Best further stated in the press release that Platinum Bermuda, which assumes a significant amount of business from the other operating companies, has realized a disproportionate reduction in its risk-adjusted capital position. A.M. Best acknowledged in the press release that the Company has provided A.M. Best with a plan to strengthen in the near term the Company’s financial position, including that of Platinum Bermuda, and stated that if the plan is executed successfully, A.M. Best expects that the Company’s “A” (Excellent) financial strength rating will be affirmed with a stable outlook. The plan reflects the Company’s strong first quarter earnings, rebalancing its catastrophe exposures through its internal retrocessional program and certain financing activities, subject to market conditions. The Company intends to complete the remaining elements of its plan in the near term. If the Company is unable to successfully complete this plan in the near term, the “A” (Excellent) rating of Platinum Bermuda will likely be downgraded and all other ratings and rating outlooks will be reevaluated.

(7) Regulatory Examination

     In connection with its examination of the statutory financial statements of Platinum US as of December 31, 2003, the Maryland Insurance Administration (the “Administration”) has questioned the accounting for one health reinsurance contract written by Platinum US, which was effective from January 1 to December 31, 2003. Platinum US accounted for this contract as reinsurance under statutory accounting principles and U.S. GAAP. While the examination is not complete and the Administration has not yet provided its report on examination to Platinum US, the Administration has advised Platinum US that it would not be required to amend or restate its previously filed statutory financial statements for any potential difference in accounting for this contract.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Business Overview

     Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a Bermuda holding company organized in 2002. Platinum Holdings and its subsidiaries (the “Company”) operate through three licensed reinsurance subsidiaries: Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Re (UK) Limited (“Platinum UK”). The Company provides property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

     In November 2002, Platinum Holdings completed an initial public offering of 33,044,000 common shares (“the Initial Public Offering”). Concurrent with the Initial Public Offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., (“St. Paul”), and 3,960,000 common shares to RenaissanceRe Holdings Ltd. (“RenaissanceRe”) in private placements. As part of the Initial Public Offering, St. Paul and RenaissanceRe received options to purchase up to 6,000,000 and 2,500,000 of additional common shares, respectively, at any time during the ten years following the Initial Public Offering at a price of $27.00 per share. St. Paul subsequently sold its 6,000,000 common shares in June 2004. Also, concurrent with the transactions in November 2002, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses (“LAE”), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the “Quota Share Retrocession Agreements”). In addition to these transactions, the Company issued Equity Security Units (“ESU’s”), consisting of a contract to purchase common shares in 2005 and an ownership interest in a senior note due 2007.

     The Company writes property and casualty reinsurance. Property reinsurance protects a ceding company against financial loss arising out of damage to property or loss of its use caused by an insured peril. Examples of property reinsurance are property catastrophe and property per-risk coverages. Property catastrophe reinsurance protects a ceding company against losses arising out of multiple claims for a single event while property per-risk reinsurance protects a ceding company against loss arising out of a single claim for a single event. Casualty reinsurance protects a ceding company against financial loss arising out of the obligation to others for loss or damage to persons or property. Examples of casualty reinsurance are reinsurance treaties that cover umbrella liability, general and product liability, professional liability, directors and officers liability, workers’ compensation, casualty clash, automobile liability, surety and trade credit. Casualty also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products.

     The property and casualty reinsurance industry is highly competitive. The Company competes with reinsurers worldwide, many of which have greater financial, marketing and management resources. Large financial institutions represent some of the Company’s competitors, while others are specialty reinsurance companies. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization. The Company’s principal competitors vary by type of business. Bermuda-based reinsurers are significant competitors on property catastrophe business. Lloyd’s of London syndicates are significant competitors on marine business. On international business, the large European reinsurers are significant competitors.

     The reinsurance industry historically has been cyclical, characterized by periods of price competition due to excessive underwriting capacity as well as periods of favorable pricing due to shortages of underwriting capacity. Cyclical trends in the industry and the industry’s profitability can also be affected significantly by volatile developments, including natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and other catastrophic events, including terrorist attacks, the frequency and severity of which are inherently difficult to predict. Property and casualty reinsurance rates often rise in the aftermath of significant catastrophe losses. As liabilities are established to cover expected claims, the industry’s capacity to write new business diminishes. The industry is also affected by changes in the propensity of courts to expand insurance coverage and grant large liability awards, as well as fluctuations in interest rates, inflation and other changes in the economic environment that affect market prices of investments.

Results of Operations

Three Months Ended March 31, 2005 as Compared with the Three Months Ended March 31, 2004

     Net income for the three months ended March 31, 2005 and 2004 was as follows ($ in thousands):

	2005	2004	Increase
Net income	$73,088	54,814	$18,274

     The increase in net income in 2005 as compared with net income in 2004 is attributable to an increase in investment income of $9,421,000 and an increase in underwriting income of $9,138,000, due primarily to growth of profitable business. Net underwriting income includes net favorable development of $20,477,000 in 2005 and $25,255,000 in 2004 partially offset by $10,600,000 of higher commissions in 2004. Net income in 2005 was also impacted by an increase in operating expenses of $1,234,000 and a decline in income tax expense of $3,624,000.

     Net premiums written and net premiums earned for the three months ended March 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net premiums written	$493,799	480,106	$13,693
Net premiums earned	$411,040	321,042	$89,998

     The increase in net premiums written in 2005 is primarily attributable to growth in the Property and Marine segment. The increase in net premiums earned is the result of growth in Property and Marine net premiums written in 2005 and the growth in previous years of net premiums written in all segments.

     Net investment income for the three months ended March 31, 2005 and 2004 was $26,905,000 and $17,484,000 respectively. Net investment income increased in 2005 due to increased invested assets attributable to positive cash flow from operations. Net realized gains on investments of $372,000 and

$452,000 for the three months ended March 31, 2005 and 2004, respectively, were the result of investment sale activity to manage the quality, diversity, currency exposure, duration and tax profile of the investment portfolio.

     Other income (expense) for the three months ended March 31, 2005 and 2004 was ($356,000) and $511,000, respectively. Other income includes changes in fair value of fixed maturities classified as trading and net earnings on several reinsurance contracts in the Finite Risk segment that are accounted for as deposits. Other expense for the three months ended March 31, 2005 includes $333,000 of net unrealized losses relating to fixed maturities classified as trading and $23,000 of net expense on reinsurance contracts accounted for as deposits. Other income in 2004 primarily includes $318,000 of net unrealized gains relating to fixed maturities classified as trading and $97,000 of profit on reinsurance contracts accounted for as deposits. Earnings on reinsurance contracts accounted for as deposits decreased in 2005 from 2004 due to a decline in the number of such contracts.

     Net foreign currency exchange gains (losses) for the three months ended March 31, 2005 and 2004 were ($1,798,000) and $866,000, respectively. The Company routinely does business in various foreign currencies. Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in foreign currencies. The Company periodically monitors its largest foreign currency exposures and purchases or sells foreign currency denominated invested assets to match these exposures. Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.

     Losses and LAE and the resulting loss and LAE ratios for the three months ended March 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Losses and LAE	$237,698	161,969	$75,729
Loss and LAE ratios	57.8%	50.5%	7.3 points

     The increase in losses and LAE in 2005 as compared with 2004 is due, in part, to the increased net premiums earned in all segments and less favorable loss development in 2005 as compared with 2004. Favorable loss development was $18,977,000 and $25,255,000 in 2005 and 2004, respectively. The loss and LAE ratio increased in 2005 as compared with 2004 primarily as a result of less favorable loss development in 2005 as well as a shift in the mix of business in the Finite Risk segment from finite property to finite casualty contracts that generally have higher loss ratios.

     Acquisition expenses and the resulting acquisition expense ratios for the three months ended March 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Acquisition expenses	$93,249	88,921	$4,328
Acquisition expense ratios	22.7%	27.7%	(5.0) points

     The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2005 as compared with 2004. The decrease in the ratio in 2005 over 2004 is due, in part, to higher profit commissions in 2004, including approximately $10,600,000 relating to favorable loss development primarily in the Finite Risk segment. Also impacting the acquisition expense ratio is the shift in the mix of business.

     Operating expenses for the three months ended March 31, 2005 and 2004 were $20,008,000 and $18,774,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. Operating expenses in 2005 increased as compared with 2004 primarily due to increased salaries and benefits and increased regulatory compliance costs.

     Interest expense for the three months ended March 31, 2005 and 2004 was $2,173,000 and $2,306,000, respectively, and relates to the Company’s ESU’s, which are classified as debt obligations on the Company’s consolidated balance sheet.

     Income tax expense and the effective income tax rate for the three months ended March 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Decrease
Income tax expense	$9,947	13,571	$(3,624)
Effective income tax rates	12.0%	19.8%	(7.8) points

     The decrease in income tax expense and the effective income tax rate in 2005 as compared with 2004 is due to the increase in the contribution to the Company’s income before income taxes by Platinum Bermuda which is not subject to corporate income tax.

Segment Information

     The Company conducts its worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. In managing the Company’s operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Total underwriting income is reconciled to income before income tax expense. The measures used by management in evaluating the Company’s operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments for the three months ended March 31, 2005 and 2004 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended March 31, 2005:
Net premiums written	$185,049	215,669	93,081	$493,799

Net premiums earned	128,197	184,768	98,075	411,040
Losses and LAE	60,040	118,438	59,220	237,698
Acquisition expenses	21,989	45,202	26,058	93,249
Other underwriting expenses	7,723	7,313	1,571	16,607

Segment underwriting income	$38,445	13,815	11,226	$63,486

Corporate expenses not allocated to segments				(3,401)
Net foreign currency exchange losses				(1,798)
Interest expense				(2,173)
Other expense				(356)
Net investment income and net realized gains on investments				27,277

Income before income tax expense				$83,035

	Property
	and Marine	Casualty	Finite Risk	Total
Ratios:
Loss and LAE	46.8%	64.1%	60.4%	57.8%
Acquisition expense	17.2%	24.5%	26.6%	22.7%
Other underwriting expense	6.0%	4.0%	1.6%	4.0%

Combined	70.0%	92.6%	88.6%	84.5%

Three months ended March 31, 2004:
Net premiums written	$171,294	223,965	84,847	$480,106

Net premiums earned	118,065	136,222	66,755	321,042
Losses and LAE	48,578	94,784	18,607	161,969
Acquisition expenses	21,752	34,836	32,333	88,921
Other underwriting expenses	8,150	5,057	2,597	15,804

Segment underwriting income	$39,585	1,545	13,218	$54,348

Corporate expenses not allocated to segments				(2,970)
Net foreign currency exchange gains				866
Interest expense				(2,306)
Other income				511
Net investment income and net realized gains on investments				17,936

Income before income tax expense				$68,385

Ratios:
Loss and LAE	41.1%	69.6%	27.9%	50.5%
Acquisition expense	18.4%	25.6%	48.4%	27.7%
Other underwriting expense	6.9%	3.7%	3.9%	4.9%

Combined	66.4%	98.9%	80.2%	83.1%

     Property and Marine

     The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets. This business includes catastrophe excess-of-loss treaties, property per-risk excess-of-loss treaties and property proportional treaties. This operating segment generated 37.5% and 35.7% of the Company’s net premiums written for the three months ended March 31, 2005 and 2004, respectively.

Three Months Ended March 31, 2005 as Compared with the Three Months Ended March 31, 2004

     Net premiums written and net premiums earned for the three months ended March 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net premiums written	$185,049	171,294	$13,755
Net premiums earned	$128,197	118,065	$10,132

     Net premiums written and earned increased in 2005 as compared with 2004 due to growth across most property classes, most significantly the property catastrophe and crop classes.

     Losses and LAE and the resulting loss and LAE ratios for the three months ended March 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Losses and LAE	$60,040	48,578	$11,462
Loss and LAE ratios	46.8%	41.1%	5.7 points

     The increase in losses and LAE and the related loss and LAE ratio in 2005 as compared to 2004 is due primarily to less favorable loss development in 2005 than in 2004. Losses and LAE in 2005 included approximately $11,285,000 of net favorable non-catastrophe loss development, reduced by approximately $7,400,000 of unfavorable catastrophe loss development. Losses and LAE in 2004 included approximately $14,200,000 of net favorable loss development. Losses and LAE also increased as a result of the increase in net premiums earned.

     Acquisition expenses and the resulting acquisition expense ratios for the three months ended March 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Acquisition expenses	$21,989	21,752	$237
Acquisition expense ratios	17.2%	18.4%	(1.2) points

     Acquisition expenses are comparable despite the growth in net premiums earned primarily due to higher adjustable commissions in 2004 relating to favorable loss development of proportional business in 2004. The higher adjustable commissions in 2004 also contributed to the decrease in the acquisition expense ratio in 2005. Additionally, the acquisition expense ratio is affected by changes in the mix of business.

     Other underwriting expenses for the three months ended March 31, 2005 and 2004 were $7,723,000 and $8,150,000, respectively, and represent costs such as salaries, rent and like items. The decrease in other underwriting expenses is due to cost reductions in the Property and Marine segment. The resulting other underwriting expense ratios for 2005 and 2004 were 6.0% and 6.9%, respectively. Other underwriting expenses in 2005 and 2004 include fees of $2,787,000 and $2,406,000, respectively, relating to the Services and Capacity Reservation Agreement dated November 1, 2002 with RenaissanceRe that provides for, among other things, a periodic review of aggregate property catastrophe exposures by RenaissanceRe.

     Casualty

     The Casualty operating segment includes reinsurance treaties that principally cover umbrella liability, general and product liability, professional liability, workers’ compensation, casualty clash, automobile liability, surety and trade credit. This operating segment also includes accident and health treaties, which are predominantly reinsurance of health insurance products. This operating segment generated 43.7% and 46.6% of the Company’s net premiums written for the three months ended March 31, 2005 and 2004, respectively.

Three Months Ended March 31, 2005 as Compared with the Three Months Ended March 31, 2004

     Net premiums written and net premiums earned for the three months ended March 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Net premiums written	$215,669	223,965	$(8,296)
Net premiums earned	$184,768	136,222	$48,546

     The decrease in net premiums written is due primarily to the classification in 2004 of premiums written relating to a quota share reinsurance contract. During the three months ended March 31, 2004, approximately $17,000,000 of premiums written related to this contract was included in the Casualty segment based on the expected terms and conditions of the contract. After the final terms and conditions were established, the contract was subsequently reclassified as a Finite Risk contract. Exclusive of this quota share reinsurance contract, net premiums written in the Casualty segment increased by approximately $8,700,000, consistent with the growth in the Casualty segment.

     Losses and LAE and the resulting loss ratios for the three months ended March 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Losses and LAE	$118,438	94,784	$23,654
Loss and LAE ratios	64.1%	69.6%	(5.5) points

     The increase in losses and LAE in 2005 as compared with 2004 is consistent with the increase in net premiums earned. The decrease in the loss and LAE ratio in 2005 is due to favorable loss development in 2005 of approximately $6,874,000 relating to 2002 and 2003 underwriting year experience as compared with $5,445,000 of unfavorable loss development in 2004.

     Acquisition expenses and the resulting acquisition expense ratios for the three months ended March 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Acquisition expenses	$45,202	34,836	$10,366
Acquisition expense ratios	24.5%	25.6%	(1.1) points

     The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2005 as compared with 2004. The decrease in the acquisition expense ratio in 2005 is due to changes in the mix of business toward lines with higher loss ratios and lower acquisition expense ratios.

     Other underwriting expenses for the three months ended March 31, 2005 and 2004 were $7,313,000 and $5,057,000, respectively, and represent costs such as salaries, rent and like items. The resulting other underwriting expense ratios for 2005 and 2004 were 4.0% and 3.7%, respectively. The increase in the other underwriting expenses and the resulting ratio in 2005 as compared with 2004 is due primarily to increased costs associated with the increase in business.

     Finite Risk

     The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The classes of risks underwritten through finite risk contracts are fundamentally the same as the classes covered by traditional products. Typically, the potential amount of losses paid is finite or capped. In return for this limit on losses, there is typically a cap on the potential profit margin specified in the treaty.

     Profits above this margin are returned to the ceding company. The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss. This operating segment generated 18.8% and 17.7% of the Company’s net premiums written for the three months ended March 31, 2005 and 2004, respectively. For this segment, because of the inter-relationship between losses and expenses, the Company believes it is important to evaluate the overall combined ratio, rather than its component parts of loss and expense ratios.

Three Months Ended March 31, 2005 as Compared with the Three Months Ended March 31, 2004

     Net premiums written and net premiums earned for the three months ended March 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net premiums written	$93,081	84,847	$8,234
Net premiums earned	$98,075	66,755	$31,320

     The Finite Risk portfolio consists of a small number of contracts that can be large in premium size and, consequently, overall premium volume may vary significantly from year to year. While net premiums written in 2005 increased as compared with 2004, net premiums written were impacted by the classification of premiums written relating to the quota share reinsurance contract referred to in the discussion of the results of the Casualty segment. During the three months ended March 31, 2004, approximately $17,000,000 of premiums written related to this contract was included in the Casualty segment based on the expected terms and conditions of the contract. After the final terms and conditions were established, the contract was subsequently reclassified as a Finite Risk contract. Exclusive of this quota share reinsurance contract, net premiums written in the Finite Risk segment decreased by approximately $8,800,000. The decrease in net premiums written was due to reductions in the finite property and finite accident and health classes, partially offset by increases in the finite casualty class. The increase in net premiums earned in 2005 as compared with 2004 is due primarily to the impact of several casualty capped quota share contracts underwritten in 2004. Net premiums earned are related to current and prior years’ net premiums written and are affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

     Losses and LAE, acquisition expenses and the resulting ratios for the three months ended March 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Losses and LAE	$59,220	18,607	$40,613
Loss and LAE ratios	60.4%	27.9%	32.5 points

Acquisition expenses	$26,058	32,333	$(6,275)
Acquisition expense ratios	26.6%	48.4%	(21.8) points

Losses, LAE and acquisition expenses	$85,278	50,940	$34,338
Loss, LAE and acquisition expense ratios	87.0%	76.3%	10.7 points

     The increase in losses, LAE and acquisition expenses and the loss, LAE and acquisition expense ratio in 2005 as compared with 2004 is due primarily to the shift of business to finite casualty, which generally has a higher loss, LAE and acquisition expense ratio than finite property. Net favorable development was $8,217,000 or 8.4% of net premiums earned in 2005 as compared to net favorable development of $5,900,000 or 8.8% of net premiums earned in 2004.

     Other underwriting expenses for the three months ended March 31, 2005 and 2004 were $1,571,000 and $2,597,000, respectively, and represent costs such as salaries, rent and like items. The resulting other underwriting expense ratios for 2005 and 2004 were 1.6% and 3.9%, respectively. The decrease in other underwriting expenses is due to cost reductions in the Finite Risk segment. The decrease in the other underwriting expense ratio is the result of increased net premiums earned and reduced costs in the Finite Risk segment.

Financial Condition, Liquidity and Capital Resources

     Financial Condition

     Cash and cash equivalents were $300,017,000 and $209,897,000 as of March 31, 2005 and December 31, 2004, respectively. Fixed maturities were $2,278,142,000 and $2,240,202,000 as of March 31, 2005 and December 31, 2004, respectively. Cash and cash equivalents and the investment portfolio increased due to positive cash flow from operations, excluding trading securities activities. The Company’s fixed maturity available-for-sale and trading portfolios are comprised entirely of publicly traded fixed maturity investments. The investment portfolio, including cash and cash equivalents, had a weighted average duration of 3.6 years as of March 31, 2005. Management monitors the composition of the investment portfolio and cash flows from the portfolio to maintain the liquidity necessary to meet the Company’s obligations. The Company believes it has sufficient cash on hand to meet its short-term obligations and to maintain the liquidity necessary for portfolio management.

     Certain assets and liabilities associated with underwriting have increased significantly, some of which include significant estimates. Premiums receivable as of March 31, 2005 of $638,283,000 include $584,336,000 that is based upon estimates. Premiums receivable as of December 31, 2004 of $580,048,000 include $530,066,000 that is based upon estimates. Unpaid losses and LAE as of March 31, 2005 of $1,507,158,000 includes $1,258,183,000 of IBNR. Unpaid losses and LAE as of December 31, 2004 of $1,380,955,000 includes $1,151,500,000 of IBNR. Commissions payable as of March 31, 2005 of $172,224,000 include $164,248,000 that is based upon estimates. Commissions payable as of December 31, 2004 of $181,925,000 include $165,050,000 that is based upon estimates. Deferred acquisition costs and unearned premiums are also based upon estimates.

     Sources of Liquidity

     The sources of funds of the Company consist primarily of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, and actual cash and cash equivalents held by the Company. Net cash flows provided by operations, excluding trading securities activities, were $174,788,000 and $203,195,000 for the three months ended March 31, 2005 and 2004, respectively, and were used primarily to acquire additional investments.

     Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All of its reinsurance operations are conducted through its wholly owned operating subsidiaries, Platinum Bermuda, Platinum US and Platinum UK. As a holding company, the cash flow of Platinum Holdings consists primarily of dividends, interest and other permissible payments from its subsidiaries. Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the contract adjustment payments related to the ESU’s and the payment of any dividends to its shareholders.

     The Company has filed an allocated universal shelf registration statement with the Securities and Exchange Commission (“SEC”), which the SEC declared effective on April 5, 2004. The securities registered under the shelf registration statement for possible future sales include up to $750,000,000 of common shares, preferred shares and various types of debt securities. Common shares held by St. Paul and RenaissanceRe and common shares issuable upon exercise of options owned by St. Paul and RenaissanceRe accounts for $586,381,900 of the $750,000,000 of securities registered under the registration statement with the remaining $163,618,100 available for securities offerings by the Company. On June 25, 2004, the Company announced St. Paul’s intent to sell 6,000,000 of the Company’s common shares in an underwritten public offering, which was effected pursuant to a prospectus supplement to the shelf registration statement dated June 28, 2004 and completed on June 30, 2004. The 6,000,000 common shares sold by St. Paul amounted to $177,330,000 of the $750,000,000 securities registered under the shelf registration statement. The Company did not sell any common shares in the offering and did not receive any proceeds from the sale of the common shares by St Paul.

     The Company issued the ESU’s in November 2002, each of which consists of a contract to purchase common shares from the Company in 2005 (collectively, the “Purchase Contracts”) and an ownership interest in a senior note due 2007 issued by Platinum Finance (collectively, the “Senior Notes”). During 2005, the Company expects to issue common shares in accordance with the Purchase Contracts and remarket the Senior Notes which the Company expects to generate cash of approximately $137,500,000, less fees and expenses associated with the remarketing.

     The Company intends to establish a committed credit facility with a group of banks that will provide up to $200 million of aggregate borrowing capacity to provide for the letter of credit needs of the Company's reinsurance subsidiaries.

     Liquidity Requirements

     The principal cash requirements of the Company are the payment of losses and LAE, commissions, brokerages, operating expenses, dividends to its shareholders, the servicing of debt (including interest payments on the Senior Notes and contract adjustment payments on the Purchase Contracts included in the Company’s ESU’s), the acquisition of and investment in businesses, capital expenditures, premiums retroceded and taxes. The contract adjustment payments will cease upon issuance of the common shares in accordance with the Purchase Contracts.

     Platinum Bermuda and Platinum UK are not licensed, approved or accredited as reinsurers anywhere in the United States and therefore, under the terms of most of their contracts with United States ceding companies, they are required to provide collateral to these ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of a letter of credit issued by an acceptable bank, the establishment of a trust, or a cash advance. Platinum Bermuda and Platinum UK expect to obtain letters of credit through commercial banks and may be required to provide the banks with a security interest in certain of Platinum Bermuda’s and Platinum UK’s investments.

     It is increasingly common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract or require collateral to be posted for a portion of our obligations if we are downgraded below a certain rating level. Whether a client would exercise this cancellation right would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on our financial condition or future operations, but such effect potentially could be material.

     A.M. Best is generally considered to be a significant rating agency with respect to the evaluation of insurance and reinsurance companies. Ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, a ceding company’s own rating may be adversely affected by a downgrade in the rating of its reinsurer. Therefore, a downgrade of our rating may dissuade a ceding company from reinsuring with us and may influence a ceding company to reinsure with a competitor of ours that has a higher insurance rating.

     On March 31, 2005 A.M. Best issued a press release announcing that it has placed under review with negative implications the financial strength ratings of “A” (Excellent) of Platinum Bermuda, Platinum US and Platinum UK, that it has downgraded and placed under review with negative implications the debt rating of the equity security units issued by Platinum Finance to “bbb” from “bbb+” and that it has downgraded and placed under review with negative implications the indicative ratings assigned to securities available under our shelf registration statement to “bbb” from “bbb+” on senior unsecured debt, to “bbb-” from “bbb” on subordinated debt and to “bb+” from “bbb-” on preferred shares. A.M. Best stated in its press release that these rating actions follow A.M. Best’s determination that the Company’s risk-adjusted capital position has declined more than originally estimated from prior year levels due to the losses incurred as a result of hurricanes in the southeastern U.S. in 2004 and the resulting increase to the Company’s operating leverage. A.M. Best further stated in the press release that Platinum Bermuda, which assumes a significant amount of business from the other operating companies, has realized a disproportionate reduction in its risk-adjusted capital position. A.M. Best acknowledged in the press release that the Company has provided A.M. Best with a plan to strengthen in the near term the Company’s financial position, including that of Platinum Bermuda, and stated that if the plan is executed successfully, A.M. Best expects that the Company’s “A” (Excellent) financial strength rating will be affirmed with a stable outlook. The plan reflects the Company’s strong first quarter earnings, rebalancing its catastrophe exposures through its internal retrocessional program and certain financing activities, subject to market conditions. The Company intends to complete the remaining elements of its plan in the near term. If the Company is unable to successfully complete this plan in the near term, the “A” (Excellent) rating of Platinum Bermuda will likely be downgraded and all other ratings and rating outlooks will be reevaluated.

     We may from time to time secure our obligations under our various reinsurance contracts using trusts and letters of credit. We have entered into agreements with several ceding companies that require us to provide collateral for our obligations under certain reinsurance contracts with these ceding companies under various circumstances, including where our obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on our rating from A.M. Best or other rating agencies and a downgrade of our ratings or a failure to achieve a certain rating may increase the amount of collateral we are required to provide. We may provide the collateral by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract. The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates made by the ceding company of claims that were incurred but not reported (“IBNR”). Since we may be required to provide collateral based on the ceding company’s estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.

     We are not currently rated by any rating agencies other than A.M. Best. In the future we may obtain ratings from other rating agencies, though we are unable to predict the impact of any such ratings at this time.

     The payment of dividends and other distributions from the Company’s regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of the Company in 2005 without prior regulatory approval is estimated to be $139,620,000.

     On August 4, 2004, the board of directors of the Company approved a plan to purchase up to $50,000,000 of its common shares. During the year ended December 31, 2004 the Company purchased 349,700 of its common shares in the open market for approximately $9,985,000, at an average price of $28.55 per share. The common shares purchased by the Company were canceled. There were no purchases of the Company’s common shares in the first quarter of 2005.

     Management believes that the cash flow generated by the operating activities of the Company’s subsidiaries will provide sufficient funds for the Company to meet its expected liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to the Company may be influenced by a variety of factors, including economic conditions in general and in the insurance and reinsurance markets, legal and regulatory changes as well as fluctuations from year to year in claims experience and the presence or absence of large catastrophic events. If the Company’s liquidity needs accelerate beyond our ability to fund such obligations from current operating cash flows, the Company may need to liquidate a portion of its investment portfolio. The Company’s ability to meet its liquidity needs by selling investments is subject to the timing and pricing risks inherent in the capital markets.

Economic Conditions

     Periods of moderate economic recession or inflation tend not to have a significant direct effect on the Company’s underwriting operations. Significant unexpected inflationary or recessionary periods can, however, impact the Company’s underwriting operations and investment portfolio. Management considers the potential impact of economic trends in the estimation process for establishing unpaid losses and LAE.

Current Outlook

     We expect that terms and conditions on most reinsurance treaties will remain acceptable to reinsurers, while rate level adequacy will decline thereby reducing expected profitability. Given our strategy of underwriting for profitability, not market share, a decline in expected treaty profitability may eventually result in lower net premiums written. We anticipate that our total net premiums written in 2005 will be approximately the same as for 2004. If rates deteriorate more quickly than we anticipate, then our 2005 net premium written will likely be lower than the 2004 level.

     For the Property and Marine segment underlying primary rates are declining at a rapid pace for large commercial properties in the U.S. and abroad, rendering some proportional business unattractive in light of the catastrophe risks assumed. The level of rate increases in Florida that will be allowed by regulators for residential properties is not currently known and may not be sufficient to compensate for the perceived riskiness of the business. Consequently, our level of business written on a proportional basis may decline. To the extent that excess-of-loss reinsurance rates adjust to partially mitigate the negative impact of underlying rate decreases we are more likely to renew this business and therefore anticipate premium volume for 2005 that is substantially similar to 2004. With selective and disciplined underwriting, we believe that the business we accept will generate acceptable profitability.

     For the Casualty segment, we believe that differences of opinion between primary insurers and reinsurers regarding the profitability of the casualty business will persist. Accordingly, we anticipate that well capitalized primary carriers will retain more of their business. Although the overall quantity of casualty reinsurance ceded may decrease in 2005 versus 2004, we believe that our capitalization and reputation as a lead casualty reinsurer will allow us to write approximately the same level of premium for 2005 as for 2004 at good levels of expected profitability provided that rate levels do not deteriorate more rapidly than we anticipate.

     In the Finite Risk segment, we expect that the ongoing investigations by the SEC and the office of the Attorney General for the State of New York and non-U.S. regulatory authorities such as the Bermuda Monetary Authority and the U.K. Financial Services Authority will significantly diminish demand for limited risk transfer products in the short term. Although we cannot predict the outcome of these investigations, we believe that if the buyers and sellers of these products perceive that the accounting, headline and regulatory risk has receded, demand will return. Accordingly, the likelihood of writing a significant volume of new finite business is materially lower for 2005 than for 2004. However, our existing portfolio of finite risk contracts is expected to generate premium volume for 2005 that is substantially the same as for 2004.

Critical Accounting Policies, Estimates And Judgments

     It is important to understand the Company’s accounting policies in order to understand its financial position and results of operations. Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the relevant periods. Certain of the estimates and assumptions result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates. The Company’s most critical accounting policies involve written and unearned premium, unpaid losses and LAE, reinsurance, investments, income tax expense and share-based compensation. The critical accounting policies presented herein are discussed in more detail in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     Premiums

     Assumed reinsurance premiums are recognized as revenues when premiums become earned proportionately over the coverage period. Net premiums earned are recorded in the statement of income, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded on the balance sheet as unearned premiums, gross of any ceded unearned premiums.

     Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period. Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by estimates of premiums that are written but not reported (“WBNR”). In addition to estimating WBNR, the Company estimates the portion of premium earned but not reported (“EBNR”). The Company also estimates the expenses associated with these premiums in the form of losses, LAE and commissions. As actual premiums are reported by the ceding companies, management evaluates the appropriateness of the premium estimates and any adjustments to these estimates are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made. Adjustments to original premium estimates could be material and could significantly impact earnings in the period they are recorded. Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and premiums receivable represents estimated premiums, net of commissions, and are not currently due based on the terms of the underlying contracts.

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

     Unpaid Losses and LAE

     The most significant judgment made by management in the preparation of financial statements is the estimation of unpaid losses and LAE, also referred to as “loss reserves.” These liabilities are balance sheet estimates of future amounts required to pay losses and LAE for reinsured claims which have occurred at or before the balance sheet date. Every quarter, the Company’s actuaries prepare estimates of the loss reserves based on established actuarial techniques. Because the ultimate amount of unpaid losses and LAE is uncertain, we believe that quantitative techniques to estimate these amounts are enhanced by professional and managerial judgment. Company management reviews these estimates and determines its best estimate of the liabilities to record in the Company’s financial statements.

     Unpaid losses and LAE include estimates of the cost of claims that were reported but not yet paid (“case reserves”) and the cost of claims that were incurred but not reported (“IBNR”). Case reserves are usually based upon claim reports received from ceding companies, and may be increased or reduced by the Company’s claims personnel. IBNR is based on actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method. IBNR related to a specific event may be based on the Company’s estimated exposure to an industry loss and may include the use of catastrophe modeling software.

     Generally, initial actuarial estimates of IBNR not related to a specific event are based on the loss ratio method applied to each underwriting year for each class of business. Actual paid losses and case reserves (“reported losses”) are subtracted from expected ultimate losses to determine IBNR. The initial expected ultimate losses involve management judgment and are based on: (i) contract by contract expected loss ratios derived from the Company’s pricing process, and (ii) historical loss ratios of the Company and of the reinsurance underwriting segment of St. Paul (“St. Paul Re”) prior to the Initial Public Offering adjusted for rate changes and trends. These judgments will take into account management’s view of past, current and future: (i) market conditions, (ii) changes in the business underwritten, (iii) changes in timing of the emergence of claims and (iv) other factors that may influence expected ultimate losses.

     Over time, as a greater number of claims are reported, actuarial estimates of IBNR are based on the Bornhuetter-Ferguson and the chain ladder techniques. The Bornhuetter-Ferguson technique utilizes actual reported losses and expected patterns of reported losses, taking the initial expected ultimate losses into account to determine a new estimate of expected ultimate losses. This technique is most appropriate when there are few reported claims and a relatively less stable pattern of reported losses. The chain ladder technique utilizes actual reported losses and expected patterns of reported losses to determine a new estimate of expected ultimate losses that is independent of the initial expected ultimate losses. This technique is most appropriate when there are a large number of reported losses with significant statistical credibility and a relatively stable pattern of reported losses. The pattern of reported losses is determined utilizing actuarial analysis, including management’s judgment, and is based on historical patterns of the recording of paid losses and case reserves to the Company, as well as industry patterns. Information that may cause historical patterns to differ from future patterns is considered and reflected in expected patterns as appropriate. For property and health coverages these patterns indicate that a substantial portion of the ultimate losses are reported within 2 to 3 years after the contract is effective. Casualty patterns can vary from 3 years to over 20 years depending on the type of business.

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

     We do not establish liabilities until the occurrence of an event that may give rise to a loss. When an event of sufficient magnitude occurs, we may establish a specific IBNR reserve. Generally, this involves a catastrophe occurrence that affects many ceding companies. Ultimate losses and LAE are based on management’s judgment that reflects estimates gathered from ceding companies, estimates of insurance industry losses gathered from public sources and estimates from catastrophe modeling software.

     Estimated amounts recoverable from retrocessionaires on unpaid losses and LAE are determined based on the Company’s estimate of ultimate losses and LAE and the terms and conditions of its retrocessional contracts. These amounts are reflected as assets.

     Unpaid losses and LAE represent management’s best estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may materially differ from such estimates. Such estimates are not precise because, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other factors.

     The uncertainty inherent in loss estimation is particularly pronounced for casualty coverages, such as umbrella liability, general and product liability, professional liability, directors and officers liability and automobile liability, where information, such as required medical treatment and costs for bodily injury claims, only emerges over time. In the overall loss reserving process, provisions for economic inflation and changes in the social and legal environment are considered. The uncertainty inherent in the reserving process for primary insurers is even greater for the reinsurer. This is due, in part, to the time lag inherent in reporting information from the primary insurer to the reinsurer and differing reserving practices among ceding companies.

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

     Investments

     In accordance with our investment guidelines, our investments consist largely of high-grade marketable fixed income securities. Fixed maturities owned that the Company may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income as a separate component of shareholders’ equity, net of deferred taxes. Fixed maturities owned that the Company has the intent to sell prior to maturity are classified as trading securities and reported at fair value, with unrealized gains and losses included in other income. Securities classified as trading securities are generally denominated in foreign currencies and intended to match foreign net liabilities denominated in foreign currencies in order to minimize net exposures arising from fluctuations in foreign currency exchange rates. Realized gains and losses on sales of investments are determined on a specific identification basis. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.

     The Company believes it has the ability to hold any specific security to maturity. This is based on current and anticipated future positive cash flow from operations that generates sufficient liquidity in order to meet our obligations. However, in the course of managing investment credit risk, asset liability duration or other aspects of the investment portfolio, the Company may decide to sell any specific security. The Company routinely reviews its available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other than temporary impairments.” The process of determining whether a security is other-than-temporarily impaired is subjective and involves analyzing many factors. These factors include, but are not limited to, the length and magnitude of an unrealized loss, specific credit events, the overall financial condition of the issuer, and the Company’s intent to hold a security for a sufficient period of time for the value to recover the unrealized loss. If the Company has determined that an unrealized loss on a security is other than temporary, the Company writes down the carrying value of the security to its current fair value and records a realized loss in the statement of income.

     Income Tax Expense

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

     Share-Based Compensation

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 123 requires that the fair value of shares granted under the Company’s share option plan subsequent to adoption of SFAS 148 be amortized in earnings over the vesting periods. The fair value of the share options granted is determined through the use of an option-pricing model. SFAS 148 provides transition guidance for a voluntary adoption of FAS 123 and amends the disclosure requirements of SFAS 123. For the period from November 1, 2002 through December 31, 2002, the Company used the intrinsic value method of accounting for stock-based awards granted to employees established by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, if the exercise price of the Company’s employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded. For share options granted in 2002, the Company continues to use APB 25.

     In December 2004, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that, prospectively, compensation costs be recognized for the fair value of all share options over the remaining vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2004. The share-based compensation expense for share options currently outstanding are to be based on the same cost model used to calculate the pro forma disclosures under SFAS 123.

     On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that allows SEC registrants to implement SFAS 123R as of January 1, 2006. The SEC’s new rule does not change the accounting required by SFAS 123R; it delays the date for compliance with the standard. Previously under SFAS 123R, the Company would have been required to implement the standard as of July 1, 2005. Consequently, the Company’s consolidated financial statements filed with the SEC do not need to comply with SFAS 123R until January 1, 2006. The Company is evaluating the timing of its adoption of SFAS 123R.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Credit Risk

     The Company’s principal invested assets are fixed maturities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower’s ability to meet its debt service obligations. The Company’s strategy to limit this risk is to place its investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or industry. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities. The Company attempts to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating for its portfolio of A2 as defined by Moody’s Investor Service. As of March 31, 2005, the portfolio has a dollar weighted average rating of Aa3.

     The Company has other receivable amounts subject to credit risk. The most significant of these are reinsurance premiums receivable from ceding companies. To mitigate credit risk related to premium receivables, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing the Company to settle claims net of any premium receivable. While management does not consider credit risk related to amounts recoverable from retrocessionaires to be material as of March 31, 2005, we consider the financial strength of retrocessionaires when determining whether to purchase coverage from them. Retrocessional coverage is generally obtained from companies rated “A” or better by A. M. Best unless the retrocessionaire’s obligations are fully collateralized. For exposures where losses become known and are paid in a relatively short period of time, we may obtain retrocessional coverage from companies rated “A-” or better by A. M. Best. The financial performance and rating status of all material retrocessionaires is routinely monitored.

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

Interest Rate Risk

     The Company is exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed income portfolio and can cause changes in the actual timing of receipt of certain principal payments. Rising interest rates result in a decline in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to extension risk. Conversely, a decline in interest rates will result in a rise in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to prepayment risk. The aggregate hypothetical impact on our fixed income portfolio, generated from an immediate parallel shift in the treasury yield curve, as of March 31, 2005 is approximately as follows ($ in thousands) :

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp
Total market value	$2,364,999	2,321,799	2,278,142	2,234,462	$2,191,132
Percent change in market value	3.8%	1.9%	—	(1.9%)	(3.8%)
Resulting unrealized appreciation / (depreciation)	$58,348	15,148	(28,509)	(72,189)	$(115,519)

Foreign Currency Risk

     The Company writes business on a worldwide basis. Consequently, the Company’s principal exposure to foreign currency risk is its transaction of business in foreign currencies. Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency. The Company seeks to minimize its exposure to its largest foreign currency risks by holding invested assets denominated in foreign currencies to offset liabilities denominated in foreign currencies.

Sources of Fair Value

     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2005 ($ in thousands):

	Carrying
	Amount	Fair Value
Financial assets:
Fixed maturities	$2,278,142	$2,278,142
Other invested asset	6,769	6,769

Financial liabilities:
Debt obligations	$137,500	$157,575

     The fair value of fixed maturities is based on quoted market prices at the reporting date for those or similar investments. The fair values of debt obligations are based on quoted market prices. Other invested asset represents a strategic investment in a non-public reinsurance company and is carried at estimated fair value.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

     No changes occurred during the quarter ended March 31, 2005 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

     In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements. For example, we have included certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, risk management and exchange rates. This Form 10-Q also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives and trends in market conditions, market standing, product volumes, investment results and pricing conditions.

     In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

(1)	conducting operations in a competitive environment;

(2)	our ability to maintain our A.M. Best Company rating;

(3)	significant weather-related or other natural or man-made disasters over which the Company has no control;

(4)	the effectiveness of our loss limitation methods and pricing models;

(5)	the adequacy of the Company’s liability for unpaid losses and loss adjustment expenses;

(6)	the availability of retrocessional reinsurance on acceptable terms;

(7)	our ability to maintain our business relationships with reinsurance brokers;

(8)	general political and economic conditions, including the effects of civil unrest, war or a prolonged U.S. or global economic downturn or recession;

(9)	the cyclicality of the property and casualty reinsurance business;

(10)	market volatility and interest rate and currency exchange rate fluctuation;

(11)	tax, regulatory or legal restrictions or limitations applicable to the Company or the property and casualty reinsurance business generally; and

(12)	changes in the Company’s plans, strategies, objectives, expectations or intentions, which may happen at any time at the Company’s discretion.

     As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. The foregoing factors, which are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 should not be construed as exhaustive. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     As previously disclosed, in November and December 2004, the Company received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products. The Company is fully cooperating in responding to all such requests. Other reinsurance companies have reported receiving similar subpoenas and requests. This investigation appears to be at a very preliminary stage and, accordingly, it is not possible to predict the direction the investigation will take and the impact, if any, it may have on the Company’s business. In view of the ongoing industry investigations, the Company retained the law firm of Dewey Ballantine LLP to conduct a review of its finite reinsurance practices. They recently informed the Company that their review was complete and that they have identified no evidence of improprieties.

     In the normal course of business, the Company may become involved in various claims and legal proceedings. The Company is not currently aware of any pending or threatened material litigation.

Item 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Gregory E.A. Morrison, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
31.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Gregory E.A. Morrison, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd

Date: May 3, 2005	/s/ Gregory E. A. Morrison

By: Gregory E. A. Morrison President and Chief Executive Officer

Date: May 3, 2005	/s/ Joseph F. Fisher

By: Joseph F. Fisher Executive Vice President and Chief Financial Officer