Form 10-Q
period 2005-06-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2005-08-05
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 001-31341
PLATINUM UNDERWRITERS HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0416483 (IRS Employer Identification No.)

The Belvedere Building 69 Pitts Bay Road Pembroke, Bermuda (Address of principal executive offices)	HM 08 (Zip Code)
(441) 295-7195
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of July 15, 2005, there were outstanding 43,482,288 common shares, par value $0.01 per share, of the registrant.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004	1

Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)	2

Consolidated Statements of Changes in Shareholders’ Equity for the Six months Ended June 30, 2005 and 2004 (Unaudited)	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited) for the Three and Six Months Ended June 30, 2005 and 2004	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	40

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	42

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 6. Exhibits	43

SIGNATURES	43
EX-10.1: FIRST AMENDMENT TO THE GUARANTY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
		December 31,
	June 30, 2005	2004
ASSETS

Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $2,639,061 and $2,144,290, respectively)	$2,649,121	$2,157,529
Fixed maturities — trading, at fair value (amortized cost — $73,301 and $82,931, respectively)	73,571	82,673
Other invested asset	6,000	6,769

Total investments	2,728,692	2,246,971
Cash and cash equivalents	409,539	209,897
Accrued investment income	28,316	23,663
Reinsurance premiums receivable	576,457	580,048
Reinsurance recoverable on ceded losses and loss adjustment expenses	10,447	2,005
Prepaid reinsurance premiums	6,241	2,887
Funds held by ceding companies	271,795	198,048
Deferred acquisition costs	144,844	136,038
Income tax recoverable	—	1,325
Deferred tax assets	12,849	8,931
Other assets	10,056	12,182

Total assets	$4,199,236	$3,421,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,559,092	$1,380,955
Unearned premiums	575,727	502,423
Reinsurance deposit liabilities	5,821	20,189
Debt obligations	387,500	137,500
Ceded premiums payable	18,119	2,384
Commissions payable	216,459	181,925
Funds withheld	13,224	11,999
Deferred taxes	10,545	10,404
Other liabilities	140,021	41,213

Total liabilities	2,926,508	2,288,992

Shareholders’ Equity:
Preferred shares, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common shares, $.01 par value, 200,000,000 shares authorized, 43,406,788 and 43,087,407 shares issued and outstanding, respectively	434	430
Additional paid-in capital	921,271	911,851
Unearned share grant compensation	(2,246)	—
Accumulated other comprehensive income	10,637	12,252
Retained earnings	342,632	208,470

Total shareholders’ equity	1,272,728	1,133,003

Total liabilities and shareholders’ equity	$4,199,236	$3,421,995

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2005 and 2004
($ in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Net premiums earned	$431,470	310,867	842,510	$631,909
Net investment income	28,904	19,377	55,809	36,861
Net realized losses on investments	(555)	(1,279)	(183)	(827)
Other income	588	605	232	1,116

Total revenue	460,407	329,570	898,368	669,059

Expenses:
Losses and loss adjustment expenses	240,852	189,466	478,550	351,435
Acquisition expenses	103,928	62,694	197,177	151,615
Operating expenses	23,480	19,262	43,488	38,036
Net foreign currency exchange losses	160	1,168	1,958	302
Interest expense	4,174	2,324	6,347	4,630

Total expenses	372,594	274,914	727,520	546,018

Income before income tax expense	87,813	54,656	170,848	123,041
Income tax expense	19,828	4,857	29,775	18,428

Net income	$67,985	49,799	141,073	$104,613

Earnings per share:
Basic earnings per share	$1.57	1.15	3.26	$2.42
Diluted earnings per share	$1.39	1.01	2.88	$2.12

Comprehensive income (loss):
Net income	$67,985	49,799	141,073	$104,613
Other comprehensive income:
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	33,051	(52,356)	(1,578)	(33,183)
Cumulative translation adjustments, net of deferred taxes	(46)	(123)	(37)	(152)

Comprehensive income (loss)	$100,990	(2,680)	139,458	$71,278

Shareholder dividends:
Dividends declared	$3,462	3,464	6,911	$6,925
Dividends declared per share	$0.08	0.08	0.16	$0.16
See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2005 and 2004
($ in thousands)

	2005	2004
Preferred shares:
Balances at beginning and end of period	$—	$—

Common shares:
Balances at beginning of period	430	430
Exercise of share options	3	3
Issuance of restricted shares	1	—

Balances at end of period	434	433

Additional paid-in-capital:
Balances at beginning of period	911,851	910,505
Exercise of share options	4,981	5,046
Issuance of restricted shares	2,750	—
Share based compensation	1,689	1,087

Balances at end of period	921,271	916,638

Unearned share grant compensation:
Balances at beginning of period	—	—
Shares issued	(2,750)	—
Amortization	504	—

Balances at end of period	(2,246)	—

Accumulated other comprehensive income (loss):
Balances at beginning of period	12,252	18,774
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	(1,578)	(33,183)
Net change in cumulative translation adjustments, net of deferred tax	(37)	(152)

Balances at end of period	10,637	(14,561)

Retained earnings:
Balances at beginning of period	208,470	137,494
Net income	141,073	104,613
Dividends paid to shareholders	(6,911)	(6,925)

Balances at end of period	342,632	235,182

Total shareholders’ equity	$1,272,728	$1,137,692

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2005 and 2004
($ in thousands)

	2005	2004
Operating Activities:
Net income	$141,073	$104,613
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	10,231	10,551
Net realized losses on investments	183	827
Net foreign currency exchange losses	1,958	302
Share-based compensation	2,193	1,087
Trading securities activities	4,329	41,978
Changes in assets and liabilities:
Increase in accrued investment income	(4,653)	(3,215)
(Increase) decrease in reinsurance premiums receivable	3,591	(62,291)
Increase in funds held by ceding companies	(73,747)	(16,202)
Increase in deferred acquisition costs	(8,806)	(42,839)
Increase in net unpaid losses and loss adjustment expenses	173,745	161,108
Increase in net unearned premiums	69,950	177,244
Increase (decrease) in reinsurance deposit liabilities	(14,368)	14,214
Increase (decrease) in ceded premiums payable	15,735	(840)
Increase in commissions payable	34,534	30,996
Increase in funds withheld	1,225	—
Changes in other assets and liabilities	19,002	20,030
Other net	227	(621)

Net cash provided by operating activities	376,402	436,942

Investing Activities:
Proceeds from sale of available-for-sale fixed maturities	207,840	190,589
Proceeds from maturity or paydown of available-for-sale fixed maturities	66,796	43,927
Acquisition of available-for-sale fixed maturities	(696,372)	(602,816)

Net cash used in investing activities	(421,736)	(368,300)

Financing Activities:
Dividends paid to shareholders	(6,911)	(6,925)
Proceeds from exercise of share options	4,984	5,049
Proceeds from issuance of debt	246,900	—

Net cash used in financing activities	244,973	(1,876)

Net increase in cash and cash equivalents	199,639	66,766
Cash and cash equivalents at beginning of period	209,900	105,461

Cash and cash equivalents at end of period	$409,539	$172,227

Supplemental disclosures of cash flow information:
Income taxes paid	$28,573	$4,799
Interest paid	$3,671	$3,729
See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2005 and 2004
(1) Basis of Presentation
     The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) and its subsidiaries (collectively, the “Company”), including Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Re (UK) Limited (“Platinum UK”), Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings, and Platinum Administrative Services, Inc. All material inter-company transactions have been eliminated in preparing these condensed consolidated financial statements. The condensed consolidated financial statements included in this report as of and for the three and six months ended June 30, 2005 and 2004 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     In November 2002, Platinum Holdings completed an initial public offering of 33,044,000 common shares (the “Initial Public Offering”). Concurrent with the Initial Public Offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., (“St. Paul”), and 3,960,000 common shares to RenaissanceRe Holdings Ltd. (“RenaissanceRe”) in private placements. St. Paul sold its 6,000,000 common shares in June 2004. As part of the Initial Public Offering, St. Paul and RenaissanceRe received options to purchase up to 6,000,000 and 2,500,000 of additional common shares, respectively, at any time during the ten years following the Initial Public Offering at a price of $27.00 per share. Both St. Paul and RenaissanceRe have amended their options to provide that in lieu of paying $27.00 per share, any option exercise will be settled on a net share basis, which will result in Platinum Holdings issuing a number of common shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00 less the par value per share multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share. Also, concurrent with the transactions in November 2002, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses (“LAE”), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the “Quota Share Retrocession Agreements”). In addition to these transactions the Company issued Equity Security Units (“ESU’s”), consisting of a contract to purchase common shares of the Company in 2005 and an ownership interest in a senior note due 2007 issued by Platinum Finance, a U.S. based intermediate holding company subsidiary of Platinum Holdings. In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of the Series A 7.5% Notes due June 1, 2017 (the “Series A Notes”) unconditionally guaranteed by Platinum Holdings. The proceeds of the Series A Notes were used primarily to increase the capital of Platinum Bermuda and Platinum US.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2005 and 2004
Share-Based Compensation
     The Company adopted Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) effective January 1, 2003. SFAS 123 requires that the fair value of share options granted under the Company’s share option plan subsequent to the adoption of SFAS 148 be amortized into earnings over the vesting periods. The fair value of the share options granted is determined through the use of an option-pricing model. SFAS 148 provides transition guidance for a voluntary adoption of SFAS 123 and amends the disclosure requirements of SFAS 123. Prior to the adoption of SFAS 123, the Company elected to use the intrinsic value method of accounting for its share-based awards granted to employees established by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and continues to use the intrinsic method for share options granted in 2002. Under APB 25, if the exercise price of the Company’s employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.
     Restricted shares awarded are amortized into earnings over the vesting period based on the fair value of the shares at the time of the grant. There are limits on the transferability of the restricted shares and such restricted shares may be forfeited in the event of certain types of terminations of the recipient’s employment. The unearned or unvested portion of the restricted shares issued is presented as a separate component of shareholders’ equity.
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
     The following table illustrates the effect on the Company’s net income and earnings per share for the three and six months ended June 30, 2005 and 2004 of applying the “fair value” method to all share option grants ($ in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Share-based compensation expense:
As reported	$507	583	1,802	$1,087
Pro forma	1,595	1,587	4,116	3,345

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2005 and 2004

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income:
As reported	67,985	49,799	141,073	104,613
Pro forma	66,897	48,795	138,759	102,355

Basic earnings per share:
As reported	1.57	1.15	3.26	2.42
Pro forma	1.55	1.11	3.21	2.40

Diluted earnings per share:
As reported	1.39	1.01	2.88	2.12
Pro forma	$1.37	0.98	2.83	$2.10
     On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that allows SEC registrants to implement SFAS 123R as of January 1, 2006. The SEC’s new rule does not change the accounting required by SFAS 123R; it delays the date for compliance with the standard. Previously under SFAS 123R, the Company would have been required to implement the standard as of July 1, 2005. The Company plans to adopt the provisions of the SFAS 123R in the first quarter of 2006.
Reclassifications
     Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 presentation.
(2) Investments
     Investments classified as available-for-sale are carried at fair value as of the balance sheet date. Net change in unrealized investment gains for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004
Fixed maturities	$(3,179)	$(41,134)
Less — deferred taxes	1,601	7,951

Net change in unrealized gains (losses)	$(1,578)	$(33,183)

     Gross unrealized gains and losses on available-for-sale fixed maturities as of June 30, 2005 were $21,275,000 and $11,215,000, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2005 and 2004
     The unrealized losses on fixed maturities classified as available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2005 were as follows ($ in thousands):

		Unrealized
	Fair Value	Loss
Less than twelve months:
U.S. Government and U.S. Government agencies	$132,689	$58
Corporate bonds	589,711	5,456
Mortgage and asset backed securities	205,043	614
Municipal bonds	96,504	489
Foreign governments and states	18,646	109
Redeemable preferred stocks	8,441	294

Total	1,051,034	7,020

Twelve months or more:
Corporate bonds	109,388	2,274
Mortgage and asset backed securities	69,749	938
Municipal bonds	40,678	713
Foreign governments and states	11,290	270

Total	231,105	4,195

Total of securities with unrealized losses:
U.S. Government and U.S. Government agencies	132,689	58
Corporate bonds	699,099	7,730
Mortgage and asset backed securities	274,792	1,552
Municipal bonds	137,182	1,202
Foreign governments and states	29,936	379
Redeemable preferred stocks	8,441	294

Total	$1,282,139	$11,215

     The Company routinely reviews its investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other-than-temporary impairments.” The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include but are not limited to the length and magnitude of an unrealized loss, specific credit events, overall financial condition of the issuer, and the Company’s ability to hold a security for a sufficient period of time for the value to recover the unrealized loss. The Company’s ability to hold a security is based on current and anticipated future positive cash flow from operations that generates sufficient liquidity in order to meet its obligations. If the Company has determined that an unrealized loss on a security is other than temporary, the Company writes down the carrying value of the security and records a realized loss in the statement of income. As of June 30, 2005 management believes that the Company’s investment portfolio does not contain any securities that have other-than-temporary impairments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2005 and 2004
     Other invested asset represents an investment in Inter-Ocean, Ltd., a non-public reinsurance company. As a result of the routine evaluation of investments, the Company wrote down the carrying value of the investment in Inter-Ocean, Ltd. and recorded a realized loss of $769,000. The Company has no ceded or assumed reinsurance business with Inter-Ocean, Ltd.
(3) Earnings Per Share
     Following is a calculation of the basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 ($ in thousands, except per share data):

		Weighted
		Average
	Net	Shares	Earnings
	Income	Outstanding	Per Share
Three Months Ended June 30, 2005:
Basic earnings per share	$67,985	43,293	$1.57
Diluted earnings per share:
Share options and restricted share units	—	1,707
Interest expense related to ESU’s, net of related income tax benefit	1,506	—
Common share conversion of ESU’s		5,009

Diluted earnings per share:	$69,491	50,009	$1.39

Three Months Ended June 30, 2004:
Basic earnings per share	$49,799	43,290	$1.15
Diluted earnings per share:
Share options and restricted share units	—	2,489
Interest expense related to ESU’s, net of related income tax benefit	1,530	—
Common share conversion of ESU’s	—	5,009

Diluted earnings per share:	$51,329	50,788	$1.01

Six Months Ended June 30, 2005:
Basic earnings per share	$141,073	43,224	$3.26
Diluted earnings per share:
Share options and restricted share units	—	1,807
Interest expense related to ESU’s, net of related income tax benefit	2,929	—
Common share conversion of ESU’s	—	5,009

Diluted earnings per share:	$144,002	50,040	$2.88

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2005 and 2004

		Weighted
		Average
	Net	Shares	Earnings
	Income	Outstanding	Per Share
Six Months Ended June 30, 2004:
Basic earnings per share	$104,613	43,216	$2.42
Diluted earnings per share:
Share options and restricted share units	—	2,616
Interest expense related to ESU’s, net of related income tax benefit	3,052	—
Common share conversion of ESU’s	—	5,009

Diluted earnings per share:	$107,665	50,841	$2.12

(4) Operating Segment Information
     The Company conducts its worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets. This business includes property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss reinsurance treaties. The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, directors and officers liability, workers’ compensation, casualty clash, automobile liability, trade credit and surety. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The Company focuses on providing such clients with customized solutions.
     In managing the Company’s operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Segment underwriting income is reconciled to income before income tax expense. The measures used by management in evaluating the Company’s operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the operating segments together with a reconciliation of underwriting income to income before income tax expense for the three and six months ended June 30, 2005 and 2004 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2005 and 2004

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended June 30, 2005:
Net premiums written	$134,953	188,890	99,116	$422,959

Net premiums earned	140,669	198,723	92,078	431,470
Losses and LAE	58,499	127,531	54,822	240,852
Acquisition expenses	29,695	47,963	26,270	103,928
Other underwriting expenses	8,240	8,972	1,333	18,545

Segment underwriting income	$44,235	14,257	9,653	$68,145

Corporate expenses not allocated to segments				(4,935)
Net foreign currency exchange losses				(160)
Interest expense				(4,174)
Other income				588
Net investment income and net realized losses on investments				28,349

Income before income tax expense				$87,813

Ratios:
Losses and LAE	41.6%	64.2%	59.5%	55.8%
Acquisition expense	21.1%	24.1%	28.5%	24.1%
Other underwriting expense	5.9%	4.5%	1.4%	4.3%

Combined	68.6%	92.8%	89.4%	84.2%

Three months ended June 30, 2004:
Net premiums written	$101,841	112,761	115,925	$330,527

Net premiums earned	99,928	132,230	78,709	310,867
Losses and LAE	40,974	93,391	55,101	189,466
Acquisition expenses	14,905	31,994	15,795	62,694
Other underwriting expenses	7,174	5,305	2,567	15,046

Segment underwriting income	$36,875	1,540	5,246	$43,661

Corporate expenses not allocated to segments				(4,216)
Net foreign currency exchange losses				(1,168)
Interest expense				(2,324)
Other income				605
Net investment income and net realized losses on investments				18,098

Income before income tax expense				$54,656

Ratios:
Losses and LAE	41.0%	70.6%	70.0%	60.9%
Acquisition expense	14.9%	24.2%	20.1%	20.2%
Other underwriting expense	7.2%	4.0%	3.3%	4.8%

Combined	63.1%	98.8%	93.4%	85.9%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2005 and 2004

	Property
	and Marine	Casualty	Finite Risk	Total
Six months ended June 30, 2005:
Net premiums written	$320,002	404,559	192,197	$916,758

Net premiums earned	268,866	383,491	190,153	842,510
Losses and LAE	118,539	245,969	114,042	478,550
Acquisition expenses	51,684	93,165	52,328	197,177
Other underwriting expenses	15,963	16,285	2,904	35,152

Segment underwriting income	$82,680	28,072	20,879	$131,631

Corporate expenses not allocated to segments				(8,336)
Net foreign currency exchange losses				(1,958)
Interest expense				(6,347)
Other income				232
Net investment income and net realized losses on investments				55,626

Income before income tax expense				$170,848

Ratios:
Losses and LAE	44.1%	64.1%	60.0%	56.8%
Acquisition expense	19.2%	24.3%	27.5%	23.4%
Other underwriting expense	5.9%	4.2%	1.5%	4.2%

Combined	69.2%	92.6%	89.0%	84.4%

Six months ended June 30, 2004:
Net premiums written	$273,135	336,726	200,772	$810,633

Net premiums earned	217,993	268,452	145,464	631,909
Losses and LAE	89,552	188,175	73,708	351,435
Acquisition expenses	36,657	66,830	48,128	151,615
Other underwriting expenses	15,324	10,362	5,164	30,850

Segment underwriting income	$76,460	3,085	18,464	$98,009

Corporate expenses not allocated to segments				(7,186)
Net foreign currency exchange losses				(302)
Interest expense				(4,630)
Other income				1,116
Net investment income and net realized losses on investments				36,034

Income before income tax expense				$123,041

Ratios:
Losses and LAE	41.1%	70.1%	50.7%	55.6%
Acquisition expense	16.8%	24.9%	33.1%	24.0%
Other underwriting expense	7.0%	3.9%	3.6%	4.9%

Combined	64.9%	98.9%	87.4%	84.5%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2005 and 2004
(5) Income Taxes
     The Company provides for income taxes based upon amounts reported in the consolidated financial statements and the provisions of currently enacted tax laws. Platinum Holdings and Platinum Bermuda are incorporated in Bermuda. Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. The Company also has subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof.
     A reconciliation of expected income tax expense, computed by applying a 35% income tax rate to income before income taxes, to actual income tax expense for the three and six months ended June 30, 2005 and 2004 is as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected income tax expense at 35%	$30,735	19,130	59,797	$43,064
Effect of foreign income subject to tax at rates other than 35%	(19,635)	(14,233)	(38,258)	(24,341)
Tax exempt investment income	(438)	(567)	(964)	(961)
U.S. withholding tax on deemed taxable transfer to foreign affiliate	9,150	—	9,150	—
Other, net	16	527	50	666

Income tax expense	$19,828	4,857	29,775	$18,428

     The Company incurred approximately $9,150,000 of income taxes associated with the transfer from Platinum Finance to Platinum Holdings of $183,350,000 of the proceeds from the sale of the Series A Notes in May 2005. This transaction is deemed to be a taxable distribution under U.S. tax law and subject to U.S. withholding tax.
(6) Series A Notes
     In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of Series A Notes due June 1, 2017, unconditionally guaranteed by Platinum Holdings. The Series A Notes were issued in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended. The proceeds of the Series A Notes were used primarily to increase the capital of Platinum Bermuda and Platinum US. Interest at a per annum rate of 7.5% is payable on the Series A Notes on each June 1 and December 1 commencing on December 1, 2005. Platinum Finance may redeem the Series A Notes, at its option, at any time in whole, or from time to time in part, prior to maturity. The redemption price will be equal to the greater of: (i) 100 percent of the principal amount of the Notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at a comparable treasury rate plus 50 basis points, plus in each case, interest accrued but not paid to the date of redemption.
     Pursuant to the registration rights agreement executed in connection with the offering of the Series A Notes, Platinum Holdings and Platinum Finance have filed with the SEC a registration statement on Form S-4 to enable holders to exchange the Series A Notes for publicly registered notes.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2005 and 2004
Platinum Holdings and Platinum Finance have agreed to (i) use reasonable best efforts to cause the registration statement to become or be declared effective within 180 days after the issue date of the Series A Notes; (ii) use reasonable best efforts to commence and complete the exchange offer within 45 days after the effective date of the registration statement and keep the exchange offer open for a period of not less than 30 days after notice is mailed to holders; and (iii) file a shelf registration statement for the resale of the Series A Notes if, under the circumstances specified in the registration rights agreement, Platinum Holdings and Platinum Finance are unable to effect the exchange offer. If Platinum Holdings and Platinum Finance do not comply with certain obligations under the registration rights agreement, additional interest shall accrue at a per annum rate of 0.25% of the aggregate principal amount of the outstanding Series A Notes during the first 90-day period following the occurrence of such registration default and at a per annum rate of 0.50% thereafter for any remaining period during which a registration default continues.
(7) Regulatory Examination
     In connection with its examination of the statutory financial statements of Platinum US as of December 31, 2003, the Maryland Insurance Administration (the “Administration”) reached a different conclusion from that of the Company regarding the accounting for one health reinsurance contract written by Platinum US, which was effective from January 1 to December 31, 2003. Platinum US accounted for this contract as reinsurance under statutory accounting principles and U.S. GAAP. While the examination report has not been issued, the Administration has advised Platinum US that due to the immaterial effect, no changes or adjustments would be required with respect to its previously filed statutory financial statements nor would the financial statements in the examination report be adjusted for the accounting for this contract.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
Business Overview
     Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a Bermuda holding company organized in 2002. Platinum Holdings and its subsidiaries (collectively, the “Company”) operate through three licensed reinsurance subsidiaries: Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Re (UK) Limited (“Platinum UK”). The Company provides property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.
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
     In November 2002, Platinum Holdings completed an initial public offering of 33,044,000 common shares (“the Initial Public Offering”). Concurrent with the Initial Public Offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc. (“St. Paul”), and 3,960,000 common shares to RenaissanceRe Holdings Ltd. (“RenaissanceRe”) in private placements. St. Paul sold its 6,000,000 common shares in June 2004. As part of the Initial Public Offering, St. Paul and RenaissanceRe received options to purchase up to 6,000,000 and 2,500,000 of additional common shares, respectively, at any time during the ten years following the Initial Public Offering at a price of $27.00 per share. Both St. Paul and RenaissanceRe have amended their options to provide that in lieu of paying $27.00 per share, any option exercise will be settled on a net share basis, which will result in Platinum Holdings issuing a number of common shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00 less the par value per share multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share. Also, concurrent with the transactions in November 2002, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses (“LAE”), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the “Quota Share Retrocession Agreements”). In addition to these transactions the Company issued Equity Security Units (“ESU’s”), consisting of a contract to purchase common shares of the Company in 2005 and an ownership interest in a senior note due 2007 issued by Platinum Underwriters Finance, Inc. (“Platinum Finance”), a U.S. based intermediate holding company subsidiary of Platinum Holdings. In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of Series A 7.5% Notes due June 1, 2017 (the “Series A Notes”) unconditionally guaranteed by Platinum Holdings. The proceeds of the Series A Notes were used primarily to increase the capital of Platinum Bermuda and Platinum US.
     The Company writes property and casualty reinsurance. Property reinsurance protects a ceding company against financial loss arising out of damage to property or loss of its use caused by an insured peril. Examples of property reinsurance are property catastrophe and property per-risk coverages. Property catastrophe reinsurance protects a ceding company against losses arising out of multiple claims for a single event while property per-risk reinsurance protects a ceding company against loss arising out of a single claim for a single event. Casualty reinsurance protects a ceding company against financial loss arising out of the obligation to others for loss or damage to persons or property. Examples of casualty reinsurance are reinsurance treaties that cover umbrella liability, general and product liability, professional liability, directors and officers liability, workers’ compensation, casualty clash, automobile liability, surety and trade credit. Casualty reinsurance also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products.
     The property and casualty reinsurance industry is highly competitive. The Company competes with reinsurers worldwide, many of which have greater financial, marketing and management resources. The Company’s competitors can vary by type of business. Large multi-national and multi-line reinsurers represent some of the Company’s competitors in all lines and classes, while other specialty reinsurance companies in the United States compete in selective lines. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization. Bermuda-based reinsurers tend to be the significant competitors on property catastrophe business. Lloyd’s of London syndicates are significant competitors on marine business. For casualty and other international classes of business, the large U.S. and European reinsurers are significant competitors.
     The reinsurance industry historically has been cyclical, characterized by periods of price competition due to excessive underwriting capacity as well as periods of favorable pricing due to shortages of underwriting capacity. Cyclical trends in the industry and the industry’s profitability can also be affected significantly by volatile developments, including natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and other catastrophic events, including terrorist attacks, the frequency and severity of which are inherently difficult to predict. Property and casualty reinsurance rates often rise in the aftermath of significant catastrophe losses. As liabilities are established to cover expected claims, the industry’s capacity to write new business diminishes. The industry is also affected by changes in the propensity of courts to expand insurance coverage and grant large liability awards, as well as by fluctuations in interest rates, inflation and other changes in the economic environment that affect market prices of investments.
Results of Operations
Three Months Ended June 30, 2005 as Compared with the Three Months Ended June 30, 2004
     Net income for the three months ended June 30, 2005 and 2004 was as follows ($ in thousands):

	2005	2004	Increase
Net income	$67,985	49,799	$18,186
     The increase in net income in 2005 as compared with 2004 is attributable to an increase in underwriting income of $24,484,000 and an increase in investment income of $9,527,000, partially offset by an increase in operating expenses of $4,218,000 and an increase in income tax expense of $14,971,000. Underwriting income includes net favorable development of $15,157,000 and $9,210,000 in 2005 and 2004, respectively. Net favorable development includes the development of prior years unpaid losses and LAE and the related impact on premiums and profit commissions.
     Net premiums written and net premiums earned for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net premiums written	$422,959	330,527	$92,432
Net premiums earned	$431,470	310,867	$120,603
     The increase in net premiums written in 2005 is attributable to growth in both the Property and Marine and Casualty segments, partially offset by a decline in the Finite segment. The increase in net premium earned is related to the growth in current and prior periods’ net premiums written in the Property and Marine and Casualty segments and is also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Net investment income for the three months ended June 30, 2005 and 2004 was $28,904,000 and $19,377,000, respectively. Net investment income increased in 2005 primarily due to increased invested assets. The increase in invested assets is attributable to positive cash flow from operations in 2005 and 2004 and the proceeds from the Series A Notes. Net investment income includes interest earned on funds held of $3,183,000 and $178,000 in 2005 and 2004, respectively. Net realized losses on investments were $555,000 and $1,279,000 for the three months ended June 30, 2005 and 2004, respectively. Net realized losses on investments in 2005 include a provision of $769,000 for the permanent impairment of an investment in Inter-Ocean, Ltd., a non-public reinsurance company, included in other invested asset. Exclusive of this provision, net realized gains and losses on investments were the result of the Company’s efforts to manage the credit quality and duration of the investment portfolio.
     Other income for the three months ended June 30, 2005 and 2004 was $588,000 and $605,000, respectively. Other income is comprised primarily of changes in fair value of fixed maturities classified as trading, net earnings or expense on several reinsurance contracts in the Finite Risk segment that are accounted for as deposits and interest expense or other charges related to funds withheld. Other income for the three months ended June 30, 2005 includes $865,000 of net unrealized gains relating to fixed maturities classified as trading, $225,000 of net income on reinsurance contracts accounted for as deposits and $502,000 of interest expense related to funds withheld. Other income for the three months ended June 30, 2004 includes $727,000 of net unrealized losses relating to fixed maturities classified as trading, $162,000 of net income on reinsurance contracts accounted for as deposits and a gain of $1,000,000 on the sale of assets.
     Net foreign currency exchange losses for the three months ended June 30, 2005 and 2004 were $160,000 and $1,168,000, respectively. The Company routinely does business in various foreign currencies. Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in foreign currencies. The Company periodically monitors its largest foreign currency exposures and purchases or sells foreign currency denominated invested assets to match these exposures. Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.
     Losses and LAE and the resulting loss ratios for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Losses and LAE	$240,852	189,466	$51,386
Losses and LAE ratios	55.8%	60.9%	(5.1) points
     The increase in losses and LAE in 2005 as compared with 2004 is due primarily to the increased net premiums earned. The loss and LAE ratio decreased in 2005 as compared with 2004 due primarily to more favorable loss development in 2005 than in 2004 in all segments. Losses and LAE included net favorable loss development of approximately $17,256,000 representing 4.0% of net premiums earned in 2005 and approximately $3,029,000 representing 1.0% of net premiums earned in 2004.
     Acquisition expenses and resulting acquisition expense ratios for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Acquisition expenses	$103,928	62,694	$41,234
Acquisition expense ratios	24.1%	20.2%	3.9 points
     The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2005 as compared with 2004 as well as shifts in the mix of business. As a result of loss experience from prior years, profit commissions were increased in 2005, primarily in the Property and Marine segment, and decreased in 2004, primarily in the Finite Risk segment. Profit commission increases in 2005 related to prior years were approximately $3,293,000, representing 0.8% of net premiums earned and profit commission reductions in 2004 related to prior years were approximately $6,181,000, representing 2.0% of net premiums earned. Exclusive of profit commissions, the increase in the acquisition expense ratio in 2005 as compared with 2004 is primarily due to shifts in the mixes of business in the Property and Marine segment toward proportional business and in the Finite Risk segment toward proportional casualty business that generally has higher acquisition costs.
     Operating expenses for the three months ended June 30, 2005 and 2004 were $23,480,000 and $19,262,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. Operating expenses in 2005 increased as compared with 2004 primarily due to increased salaries and benefits, increased regulatory compliance costs and an increase in incentive-based compensation in 2005 as compared with 2004 due to increased net income. Regulatory compliance costs were higher in 2005 than in 2004 as the majority of such costs in 2004 were incurred in the third and fourth quarters of 2004.
     Interest expense for the three months ended June 30, 2005 and 2004 was $4,174,000 and $2,324,000, respectively and includes interest on the ESU’s as well as the Series A Notes. The increase in 2005 as compared with 2004 is due to interest on the Series A Notes issued in May 2005.
     Income tax expense and the effective income tax rate for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Income tax expense	$19,828	4,857	$14,971
Effective income tax rates	22.6%	8.9%	13.7 points
     The increase in income tax expense in 2005 as compared with 2004 is due, in part, to the increase in income before income tax expense. An increasing percentage of the Company’s income before income taxes is generated by Platinum Bermuda, which is not subject to corporate income tax. However, the Company incurred approximately $9,150,000 of income taxes associated with the transfer from Platinum Finance to Platinum Holdings of $183,350,000 of the proceeds from the sale of the Series A Notes. This transaction is deemed to be a taxable distribution under U.S. tax law and subject to U.S. withholding tax. The effective tax rate in 2004 was favorably affected by a reduction in the estimated annual effective tax rate.

Six Months Ended June 30, 2005 as Compared with the Six Months Ended June 30, 2004
     Net income for the six months ended June 30, 2005 and 2004 was as follows ($ in thousands):

	2005	2004	Increase
Net income	$141,073	104,613	$36,460
     The 34.9% increase in net income in 2005 as compared with 2004 is principally attributable to the increase in underwriting income of $33,622,000 and an increase in investment income of $18,948,000, offset by an increase in operating expenses of $5,452,000 and income tax expense of $11,347,000. Underwriting income in 2005 as compared with 2004 was impacted by more favorable net development in 2005. Net favorable development was $35,633,000 and $23,547,000 in 2005 and 2004, respectively. Net favorable development includes the development of prior years unpaid losses and LAE and the related impact on premiums and profit commissions.
     Net premiums written and net premiums earned for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net premiums written	$916,758	810,633	$106,125
Net premiums earned	$842,510	631,909	$210,601
     The increase in net premiums written in 2005 as compared with 2004 is primarily attributable to growth in the Property and Marine and Casualty segments. The increase in net premiums earned is related to the growth in current and prior periods’ net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Net investment income for the six months ended June 30, 2005 and 2004 was $55,809,000 and $36,861,000, respectively. Net investment income increased during 2005 primarily due to increased invested assets. The increase in invested assets is attributable to positive cash flow from operations in 2005 and 2004 and the proceeds from the Series A Notes. Net cash flow from operations, excluding trading securities activities, was $372,073,000 for the six months ended June 30, 2005 and $698,223,000 for the year ended December 31, 2004, respectively. Net investment income includes interest earned on funds held of $5,494,000 and $220,000 in 2005 and 2004, respectively. Net realized losses on investments were $183,000 and $827,000 for the six months ended June 30, 2005 and 2004, respectively. Net realized losses on investments in 2005 also include a provision of $769,000 for the permanent impairment of an investment in Inter-Ocean, Ltd. included in other invested asset. Exclusive of this provision, net realized gains and losses on investments were the result of the Company’s efforts to manage the quality, diversity, currency exposure, duration and tax profile of the investment portfolio.
     Other income for the six months ended June 30, 2005 and 2004 was $232,000 and $1,116,000, respectively. Other income is comprised primarily of changes in fair value of fixed maturities classified as trading, net earnings on several reinsurance contracts in the Finite Risk segment that are accounted for as deposits and interest expense or other charges related to funds withheld. Other income for the six months ended June 30, 2005 includes $531,000 of net unrealized gains relating to changes in fair value of fixed maturities classified as trading, $203,000 of earnings on reinsurance contracts accounted for as deposits and $502,000 of interest expense related to funds withheld. Other income for the six months ended June 30, 2004 includes $409,000 of net unrealized losses relating to fixed maturities classified as trading, $259,000 of earnings on reinsurance contracts accounted for as deposits and a gain of $1,000,000 on the sale of assets.

     Net foreign currency exchange losses for the six months ended June 30, 2005 and 2004 were $1,958,000 and $302,000, respectively. Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.
     Losses and LAE and the resulting loss ratios for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Losses and LAE	$478,550	351,435	$127,115
Loss and LAE ratios	56.8%	55.6%	1.2 points
     The increase in losses and LAE in 2005 as compared with 2004 is due to the increased net premiums earned. Losses and LAE included net favorable loss development of approximately $33,119,000 representing 3.9% of net premiums earned in 2005 and approximately $28,239,000 representing 4.5% of net premiums earned in 2004. The loss and LAE ratio increased in 2005 as compared with 2004 due to less favorable loss development in 2005 as well as a shift in the mix of business in the Finite Risk segment from finite property to finite casualty contracts that generally have higher loss ratios.
     Acquisition expenses and resulting acquisition expense ratios for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Acquisition expenses	$197,177	151,615	$45,562
Acquisition expense ratios	23.4%	24.0%	(0.6) points
     The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2005 as compared with 2004. While the ratios in 2005 and 2004 are comparable, the ratios are affected by profit commissions, including approximately $215,000 in 2005 and $4,692,000 in 2004 relating to favorable loss development from prior years primarily in the Finite Risk segment.
     Operating expenses for the six months ended June 30, 2005 and 2004 were $43,488,000 and $38,036,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. Operating expenses in 2005 increased as compared with 2004 primarily due to increased salaries and benefits, increased regulatory compliance costs and an increase in incentive-based compensation in 2005 as compared with 2004 due to increased net income. Regulatory compliance costs were higher in 2005 than in 2004 as the majority of such costs in 2004 were incurred in the third and fourth quarters of 2004.
     Interest expense for the six months ended June 30, 2005 and 2004 was $6,347,000 and $4,630,000, respectively and includes interest on the ESU’s as well as the Series A Notes. The increase in 2005 as compared with 2004 is due to interest on the Series A Notes issued in May 2005.
     Income tax expense and the effective income tax rate for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Income tax expense	$29,775	18,428	$11,347
Effective income tax rates	17.4%	15.0%	2.4 points

     The increase in income tax expense in 2005 as compared with 2004 is due, in part, to the increase in income before income tax expense. An increasing percentage of the Company’s income before income taxes is generated by Platinum Bermuda, which is not subject to corporate income tax. However, the Company incurred approximately $9,150,000 of income taxes associated with the transfer from Platinum Finance to Platinum Holdings of $183,350,000 of the proceeds from the Series A Notes. This transaction is deemed to be a taxable distribution under U.S. tax law and subject to U.S. withholding tax.
Segment Information
     The Company conducts its worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. In managing the Company’s operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Segment underwriting income is reconciled to income before income tax expense. The measures used by management in evaluating the Company’s operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments for the three and six months ended June 30, 2005 and 2004 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total
Three months ended June 30, 2005:
Net premiums written	$134,953	188,890	99,116	$422,959

Net premiums earned	140,669	198,723	92,078	431,470
Losses and LAE	58,499	127,531	54,822	240,852
Acquisition expenses	29,695	47,963	26,270	103,928
Other underwriting expenses	8,240	8,972	1,333	18,545

Segment underwriting income	$44,235	14,257	9,653	$68,145

Corporate expenses not allocated to segments				(4,935)
Net foreign currency exchange losses				(160)
Interest expense				(4,174)
Other income				588
Net investment income and net realized losses on investments				28,349

Income before income tax expense				$87,813

Ratios:
Losses and LAE	41.6%	64.2%	59.5%	55.8%
Acquisition expense	21.1%	24.1%	28.5%	24.1%
Other underwriting expense	5.9%	4.5%	1.4%	4.3%

Combined	68.6%	92.8%	89.4%	84.2%

	Property and Marine	Casualty	Finite Risk	Total
Three months ended June 30, 2004:
Net premiums written	$101,841	112,761	115,925	$330,527

Net premiums earned	99,928	132,230	78,709	310,867
Losses and LAE	40,974	93,391	55,101	189,466
Acquisition expenses	14,905	31,994	15,795	62,694
Other underwriting expenses	7,174	5,305	2,567	15,046

Segment underwriting income	$36,875	1,540	5,246	$43,661

Corporate expenses not allocated to segments				(4,216)
Net foreign currency exchange losses				(1,168)
Interest expense				(2,324)
Other income				605
Net investment income and net realized losses on investments				18,098

Income before income tax expense				$54,656

Ratios:
Losses and LAE	41.0%	70.6%	70.0%	60.9%
Acquisition expense	14.9%	24.2%	20.1%	20.2%
Other underwriting expense	7.2%	4.0%	3.3%	4.8%

Combined	63.1%	98.8%	93.4%	85.9%

Six months ended June 30, 2005:
Net premiums written	$320,002	404,559	192,197	$916,758

Net premiums earned	268,866	383,491	190,153	842,510
Losses and LAE	118,539	245,969	114,042	478,550
Acquisition expenses	51,684	93,165	52,328	197,177
Other underwriting expenses	15,963	16,285	2,904	35,152

Segment underwriting income	$82,680	28,072	20,879	$131,631

Corporate expenses not allocated to segments				(8,336)
Net foreign currency exchange losses				(1,958)
Interest expense				(6,347)
Other income				232
Net investment income and net realized losses on investments				55,626

Income before income tax expense				$170,848

Ratios:
Losses and LAE	44.1%	64.1%	60.0%	56.8%
Acquisition expense	19.2%	24.3%	27.5%	23.4%
Other underwriting expense	5.9%	4.2%	1.5%	4.2%

Combined	69.2%	92.6%	89.0%	84.4%

	Property
	and Marine	Casualty	Finite Risk	Total
Six months ended June 30, 2004:
Net premiums written	$273,135	336,726	200,772	$810,633

Net premiums earned	217,993	268,452	145,464	631,909
Losses and LAE	89,552	188,175	73,708	351,435
Acquisition expenses	36,657	66,830	48,128	151,615
Other underwriting expenses	15,324	10,362	5,164	30,850

Segment underwriting income	$76,460	3,085	18,464	$98,009

Corporate expenses not allocated to segments				(7,186)
Net foreign currency exchange losses				(302)
Interest expense				(4,630)
Other income				1,116
Net investment income and net realized losses on investments				36,034

Income before income tax expense				$123,041

Ratios:
Losses and LAE	41.1%	70.1%	50.7%	55.6%
Acquisition expense	16.8%	24.9%	33.1%	24.0%
Other underwriting expense	7.0%	3.9%	3.6%	4.9%

Combined	64.9%	98.9%	87.4%	84.5%

     Property and Marine
     The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets. This business includes property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss reinsurance treaties. This operating segment generated 31.9% and 30.8% of the Company’s net premiums written for the three months ended June 30, 2005 and 2004, respectively, and 34.9% and 33.7% of the Company’s net premiums written for the six months ended June 30, 2005 and 2004, respectively.
Three Months Ended June 30, 2005 as Compared with the Three Months Ended June 30, 2004
     Net premiums written and net premiums earned for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net premiums written	$134,953	101,841	$33,112
Net premiums earned	$140,669	99,928	$40,741
     Net premiums written and earned increased in 2005 as compared with 2004 across most property classes. The most significant increase was in the property pro-rata class where the Company increased its net premiums written in catastrophe exposed business in Florida. The increases in the property classes were partially offset by a decrease in the marine class, primarily attributable to one significant contract that was not renewed.
     Losses and LAE and the resulting loss ratios for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Losses and LAE	$58,499	40,974	$17,525
Loss and LAE ratios	41.6%	41.0%	0.6 points
     The increase in losses and LAE and the related loss and LAE ratio in 2005 as compared with 2004 is due to the increase in net premiums earned as well as the effects of net favorable loss development. Losses and LAE included net favorable loss development of approximately $5,237,000 representing 3.7% of net premiums earned in 2005 and approximately $9,056,000 representing 9.1% of net premiums earned in 2004.
     Acquisition expenses and resulting acquisition expense ratios for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Acquisition expenses	$29,695	14,905	$14,790
Acquisition expense ratios	21.1%	14.9%	6.2 points
     The increase in acquisition expenses in 2005 as compared with 2004 is due to the growth in business, a shift in the mix of business and increased profit commissions. The increase in the acquisition expense ratio is primarily due to profit commissions as a result of favorable loss experience as well as an increase in pro-rata business that generally has higher commission ratios. Profit commission increases in 2005 related to prior years were approximately $2,441,000, representing 1.7% of net premiums earned as compared with no prior year profit commission adjustments in 2004.
     Other underwriting expenses for the three months ended June 30, 2005 and 2004 were $8,240,000 and $7,174,000, respectively. Other underwriting expenses include costs such as salaries, rent and like items related to property and marine underwriting operations. Other underwriting expenses for the three months ended June 30, 2005 and 2004 include fees of $774,000 and $1,242,000, respectively, relating to the Services and Capacity Reservation Agreement dated November 1, 2002 with RenaissanceRe (the “RenRe Agreement”) that provides for a periodic review of aggregate property catastrophe exposures by RenaissanceRe. The decline in the fee in 2005 as compared with 2004 is due to a decline in net premiums written in the catastrophe classes of business subject to the fee.
Six Months Ended June 30, 2005 as Compared with the Six Months Ended June 30, 2004
     Net premiums written and net premiums earned for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net premiums written	$320,002	273,135	$46,867
Net premiums earned	$268,866	217,993	$50,873
     Net premiums written and earned increased in 2005 as compared with 2004 across most property classes. The most significant increase was in the property pro-rata class where the Company increased its net premiums written in catastrophe exposed business in Florida. The increases in the property classes were partially offset by a decrease in the marine class, primarily attributable to one significant contract that was not renewed.

     Losses and LAE and the resulting loss ratios for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Losses and LAE	$118,539	89,552	$28,987
Loss and LAE ratios	44.1%	41.1%	3.0 points
     The increase in losses and LAE in 2005 as compared with 2004 is due primarily to the increase in net premiums earned. The increase in the loss and LAE ratio is due primarily to the effects of net favorable loss development. Losses and LAE included net favorable loss development of approximately $9,086,000 representing 3.4% of net premiums earned in 2005 and approximately $23,211,000 representing 10.6% of net premiums earned in 2004.
     Acquisition expenses and resulting acquisition expense ratios for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Acquisition expenses	$51,684	36,657	$15,027
Acquisition expense ratios	19.2%	16.8%	2.4 points
     The increase in acquisition expenses in 2005 as compared with 2004 is due to the growth in business in the segment, a shift in the mix of business and increased profit commissions. The acquisition expense ratio increased due to profit commissions in the marine class and an increase in property pro-rata business that generally has higher commission ratios. Profit commission increases in 2005 related to prior years were approximately $2,441,000, representing 0.9% of net premiums earned as compared with no prior year profit commission adjustments in 2004.
     Other underwriting expenses for the six months ended June 30, 2005 and 2004 were $15,963,000 and $15,324,000, respectively. The increase in other underwriting expenses is due to increased salaries and benefits, increased regulatory compliance costs and an increase in incentive-based compensation in 2005 as compared with 2004 due to increased net income. Other underwriting expenses for the six months ended June 30, 2005 and 2004 include fees of $3,561,000 and $3,648,000, respectively, relating to the RenRe Agreement. The decline in the fee in 2005 as compared with 2004 is due to a decline in net premiums written in the catastrophe classes of business subject to the fee.
     Casualty
     The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, directors and officers liability, workers’ compensation, casualty clash, automobile liability, surety and trade credit. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. This operating segment generated 44.7% and 34.1% of the Company’s net premiums written for the three months ended June 30, 2005 and 2004, respectively, and 44.1% and 41.5% of the Company’s net premiums written for the six months ended June 30, 2005 and 2004, respectively.
Three Months Ended June 30, 2005 as Compared with the Three Months Ended June 30, 2004
     Net premiums written and net premiums earned for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net premiums written	$188,890	112,761	$76,129
Net premiums earned	$198,723	132,230	$66,493
     During the three months ended June 30, 2004, based on audits and information received from ceding companies, the Company revised its estimates of Casualty premiums and, consequently, the Company reduced its net premiums written previously estimated and accrued. The effect of this change in estimate was a reduction in net premiums written of approximately $27,000,000 and a reduction in net premiums earned of approximately $15,800,000. Also during the three months ended March 31, 2004, approximately $17,000,000 of net premiums written and net premiums earned of approximately $4,400,000 related to a quota share contract was included in the Casualty segment based on the expected terms and conditions of the contract. Based on the final terms and conditions, the contract was reclassified to the Finite Risk segment. Consequently, during the three months ended June 30, 2004, this reclassification resulted in a reduction of approximately $17,000,000 of Casualty net premiums written and approximately $4,400,000 of net premiums earned and an equivalent increase in Finite Risk net premiums written and earned. The net effect of these items on underwriting income, after related reductions in losses, LAE and acquisition expenses, was not material. Exclusive of these items, net premiums written and earned in the Casualty segment increased by approximately $32,129,000 and $46,293,000, respectively in 2005 as compared with 2004. This increase in net premiums written is primarily in prior underwriting years’ excess-of-loss classes due to greater than expected premiums being reported from ceding companies. The increase in net premium earned is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Losses and LAE and the resulting loss ratios for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Losses and LAE	$127,531	93,391	$34,140
Loss and LAE ratios	64.2%	70.6%	(6.4) points
     The increase in losses and LAE in 2005 as compared with 2004 is consistent with the growth in business. The decrease in the loss and LAE ratio in 2005 as compared with 2004 is due, in part, to favorable loss development in 2005 as compared to 2004 and, in part, to changes in the mix of business toward classes with lower loss ratios. Losses and LAE included net favorable loss development of approximately $4,935,000 representing 2.5% of net premiums earned in 2005 and approximately $561,000 of unfavorable net loss development representing 0.4% of net premiums earned in 2004.
     Acquisition expenses and resulting acquisition expense ratios for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Acquisition expenses	$47,963	31,994	$15,969
Acquisition expense ratios	24.1%	24.2%	(0.1) points
     The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2005 as compared with 2004. The resulting acquisition expense ratios are comparable.
     Other underwriting expenses for the three months ended June 30, 2005 and 2004 were $8,972,000 and $5,305,000, respectively, and represent costs such as salaries, rent and like items. The resulting other underwriting expense ratios for the three months ended June 30, 2005 and 2004 were 4.5% and 4.0%, respectively. The increase in operating costs and resulting other underwriting expense ratios is due to the increase in business as well as the allocation of a greater percentage of common operating and administrative costs to the Casualty segment due to a decline in underwriting activity in the Finite Risk segment.
Six Months Ended June 30, 2005 as Compared with the Six Months Ended June 30, 2004
     Net premiums written and net premiums earned for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net premiums written	$404,559	336,726	$67,833
Net premiums earned	$383,491	268,452	$115,039
     Net premiums in 2004 include revisions of estimates of Casualty premiums that resulted in reductions of net premiums written of approximately $16,300,000 and a reduction in net premiums earned of approximately $10,800,000. The net effect of the revisions of estimates on underwriting income, after related reductions in losses, LAE and acquisitions expenses, was not material. Exclusive of the reduction of estimates in 2004, casualty net premiums written and earned increased by approximately $51,533,000 and $104,239,000, respectively in 2005 as compared with 2004. This increase is due to growth in the casualty business and increased ultimate premiums from prior underwriting years’ excess-of-loss classes due to greater than expected premiums being reported from ceding companies. The increase in net premium earned is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Losses and LAE and the resulting loss ratios for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Losses and LAE	$245,969	188,175	$57,794
Loss and LAE ratios	64.1%	70.1%	(6.0) points
     The increase in losses and LAE in 2005 as compared with 2004 is consistent with the growth in business. Losses and LAE included net favorable loss development of approximately $11,809,000 representing 3.1% of net premiums earned in 2005 and approximately $6,006,000 of net unfavorable loss development representing 2.2% of net premiums earned in 2004. The decrease in the loss and LAE ratio in 2005 is due to the net favorable loss development in 2005 that relates primarily to the 2002 and 2003 underwriting years’ experience.
     Acquisition expenses and resulting acquisition expense ratios for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Acquisition expenses	$93,165	66,830	$26,335
Acquisition expense ratios	24.3%	24.9%	(0.6) points
     The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2005 as compared with 2004. The resulting acquisition expense ratios are comparable.

     Other underwriting expenses for the six months ended June 30, 2005 and 2004 were $16,285,000 and $10,362,000, respectively. Other underwriting expenses include costs such as salaries, rent and like items related to casualty underwriting operations. The resulting other underwriting expense ratios for the six months ended June 30, 2005 and 2004 were 4.2% and 3.9%, respectively. The increases in operating costs and resulting other underwriting expense ratios are due to the increase in business as well as the allocation of a greater percentage of common operating and administrative costs to the Casualty segment due to a decline in the underwriting activity in the Finite Risk segment.
     Finite Risk
     The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The classes of risks underwritten through finite risk contracts are fundamentally the same as the classes covered by traditional products. Typically, the potential amount of losses paid is finite or capped. In return for this limit on losses, there is typically a cap on the potential profit margin specified in the treaty. Profits above this margin are returned to the ceding company. The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss. The ongoing investigations by the SEC, the office of the Attorney General for the State of New York and the U.S. Attorney for the Southern District of New York and non-U.S. regulatory authorities such as the Bermuda Monetary Authority and the U.K. Financial Services Authority has significantly diminished demand for finite risk products. This operating segment generated 23.4% and 35.1% of the Company’s net premiums written for the three months ended June 30, 2005 and 2004, respectively, and 21.0% and 24.8% of the Company’s net premiums written for the six months ended June 30, 2005 and 2004, respectively. For this segment, because of the inter-relationship between losses and expenses, the Company believes it is more meaningful to evaluate the overall combined ratio, rather than its component parts of loss and acquisition expense ratios.
Three Months Ended June 30, 2005 as Compared with the Three Months Ended June 30, 2004
     Net premiums written and net premiums earned for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Net premiums written	$99,116	115,925	$(16,809)
Net premiums earned	$92,078	78,709	$13,369
     The Finite Risk portfolio consists of a small number of contracts that can be large in premium size and, consequently, overall premium volume may vary significantly from year to year. While net premiums written in 2005 decreased as compared with 2004, net premiums written were impacted by the reclassification of premiums written relating to the quota share reinsurance contract referred to in the discussion of the results of the Casualty segment. During the three months ended March 31, 2004, approximately $17,000,000 of premiums written and approximately $4,400,000 of net premiums earned related to this contract was included in the Casualty segment based on the expected terms and conditions of the contract. After the final terms and conditions were established, the contract was subsequently reclassified to the Finite Risk segment. The net effect of this item on underwriting income, after related reductions in losses, LAE and acquisition expenses, was not material. Exclusive of this quota share reinsurance contract, net premiums written in the Finite Risk segment in 2005 are comparable with 2004. The mix of finite business has shifted significantly toward casualty which now represents nearly all of the net premiums written in the segment. Net premiums written and earned in 2005 are derived primarily from several casualty capped quota share contracts underwritten in 2004 and January 2005.

     Losses and LAE, acquisition expenses and the resulting ratios for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Losses and LAE	$54,822	55,101	$(279)
Loss and LAE ratios	59.5%	70.0%	(10.5)points

Acquisition expenses	$26,270	15,795	$10,475
Acquisition expense ratios	28.5%	20.1%	8.4 points

Losses, LAE and acquisition expenses	$81,092	70,896	$10,196
Loss, LAE and acquisition expense ratios	88.0%	90.1%	(2.1) points
     The increase in losses, LAE and acquisition expenses in 2005 as compared with 2004 is due to the increase in net premiums earned. The decrease in the loss, LAE and acquisition expense ratio is due to net favorable development which was $6,279,000 or 6.8% of net premiums earned in 2005 as compared to insignificant net favorable development in 2004. The net favorable development was partially offset by a shift of business to finite casualty, which generally has a higher loss, LAE and acquisition expense ratio than finite property.
     Other underwriting expenses for the three months ended June 30, 2005 and 2004 were $1,333,000 and $2,567,000, respectively, and represent costs such as salaries, rent and like items. The decrease in other underwriting expenses is due to cost reductions in the segment as a result of the decline in underwriting activity in the segment. In addition, due to the decline in the volume of underwriting activity in the segment, the percentage of common operating and administrative costs that are allocated to the segment has also declined.
Six Months Ended June 30, 2005 as Compared with the Six Months Ended June 30, 2004
     Net premiums written and net premiums earned for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Net premiums written	$192,197	200,772	$(8,575)
Net premiums earned	$190,153	145,464	$44,689
     The decrease in net premiums written is primarily attributable to reduced finite accident and health and property business, substantially offset by an increase in finite casualty business. Net premium earned is related to current and prior periods’ net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts. The increase in net premiums earned in 2005 as compared with 2004 is due primarily to growth in net premiums written in prior years.
     Losses and LAE, acquisition expenses and the resulting ratios for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Losses and LAE	$114,042	73,708	$40,334
Loss and LAE ratios	60.0%	50.7%	9.3 points

Acquisition expenses	$52,328	48,128	$4,200
Acquisition expense ratios	27.5%	33.1%	(5.6) points

Losses, LAE and acquisition expenses	$166,370	121,836	$44,534
Loss, LAE and acquisition expense ratios	87.5%	83.8%	3.7 points
     The increase in losses, LAE and acquisition expenses in 2005 as compared with 2004 is due to the increase in net premiums earned. Net favorable development impacted losses, LAE and acquisition expenses and the related ratios in both 2005 and 2004. Net favorable development amounted to $14,496,000 representing 7.6% of net premiums earned in 2005 and $6,466,000 representing 4.4% of net premiums earned in 2004. Exclusive of net favorable development, the overall loss, LAE and acquisition expense ratio increased in 2005 as compared with 2004 due to the shift toward casualty business that generally has a higher combined ratio.
     Other underwriting expenses for the six months ended June 30, 2005 and 2004 were $2,904,000 and $5,164,000, respectively, and represent costs such as salaries, rent and like items. The decrease in other underwriting expenses is due to cost reductions in the segment as a result of the decline in underwriting activity in the segment. In addition, due to the decline in underwriting activity in the segment, the percentage of common operating and administrative costs that are allocated to the Finite Risk segment has also declined.
Financial Condition, Liquidity and Capital Resources
     Financial Condition
     Cash and cash equivalents were $409,539,000 and $209,897,000 as of June 30, 2005 and December 31, 2004, respectively. Fixed maturities were $2,722,692,000 and $2,240,202,000 as of June 30, 2005 and December 31, 2004, respectively. Cash and cash equivalents and the investment portfolio increased due to positive cash flow from operations, excluding trading securities activities. The Company’s fixed maturity available-for-sale and trading portfolios are comprised entirely of publicly traded fixed maturity investments. The investment portfolio, including cash and cash equivalents, had a weighted average duration of 3.2 years as of June 30, 2005. Management monitors the composition of the investment portfolio and cash flows from the portfolio to maintain the liquidity necessary to meet the Company’s obligations. The Company believes it has sufficient cash on hand to meet its short-term obligations and to maintain the liquidity necessary for portfolio management.
     Certain assets and liabilities associated with underwriting include significant estimates. Premiums receivable as of June 30, 2005 of $576,457,000 include $492,826,000 that is based upon estimates. Premiums receivable as of December 31, 2004 of $580,048,000 include $530,066,000 that is based upon estimates. Unpaid losses and LAE as of June 30, 2005 of $1,559,092,000 includes $1,281,922,000 of estimates of claims that were incurred but not reported (“IBNR”). Unpaid losses and LAE as of December 31, 2004 of $1,380,955,000 includes $1,151,500,000 of IBNR. Commissions payable as of June 30, 2005 of $216,459,000 include $187,944,000 that is based upon estimates. Commissions payable as of December 31, 2004 of $181,925,000 include $165,050,000 that is based upon estimates. Deferred acquisition costs and unearned premiums are also based upon estimates.

     Sources of Liquidity
     The consolidated sources of funds of the Company consist primarily of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, and cash and cash equivalents held by the Company. Net cash flow provided by operations, excluding trading securities activities, for the six months ended June 30, 2005 was $372,073,000 and was used primarily to acquire additional investments.
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
     The Company issued the ESU’s in November 2002, each of which consists of a contract to purchase common shares from the Company in 2005 (collectively, the “Purchase Contracts”) and an ownership interest in a senior note due 2007 issued by Platinum Finance (collectively, the “Senior Notes”). During the third quarter of 2005, the Company expects to remarket the Senior Notes with a reset interest rate, which will generate no proceeds for the Company. During the fourth quarter of 2005, the Company expects to issue common shares pursuant to the Purchase Contracts, which is expected to generate cash proceeds to the Company of approximately $137,500,000, less fees and expenses associated with the remarketing.
     In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of Series A Notes, unconditionally guaranteed by Platinum Holdings. The Series A Notes were issued in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended. The proceeds of the Series A Notes were used primarily to increase the capital of Platinum Bermuda and Platinum US. Interest at a per annum rate of 7.5% is payable on the Series A Notes on each June 1 and December 1 commencing on December 1, 2005. Platinum Finance may redeem the Series A Notes, at its option, at any time in whole, or from time to time in part, prior to maturity. The redemption price will be equal to the greater of: (i) 100 percent of the principal amount of the Notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at a comparable treasury rate plus 50 basis points, plus in each case, interest accrued but not paid to the date of redemption.

     Pursuant to the registration rights agreement executed in connection with the offering of the Series A Notes, Platinum Holdings and Platinum Finance have filed with the SEC a registration statement on Form S-4 to enable holders to exchange the Series A Notes for publicly registered notes. Platinum Holdings and Platinum Finance have agreed to (i) use reasonable best efforts to cause the registration statement to become or be declared effective within 180 days after the issue date of the Series A Notes; (ii) use reasonable best efforts to commence and complete the exchange offer within 45 days after the effective date of the registration statement and keep the exchange offer open for a period of not less than 30 days after notice is mailed to holders; and (iii) file a shelf registration statement for the resale of the Series A Notes if, under the circumstances specified in the registration rights agreement, Platinum Holdings and Platinum Finance are unable to effect the exchange offer. If Platinum Holdings and Platinum Finance do not comply with certain obligations under the registration rights agreement, additional interest shall accrue at a per annum rate of 0.25% of the aggregate principal amount of the outstanding Series A Notes during the first 90-day period following the occurrence of such registration default and at a per annum rate of 0.50% thereafter for any remaining period during which a registration default continues. The Company intends to establish a committed credit facility with a group of banks that will provide up to $200 million of aggregate borrowing capacity.
     Liquidity Requirements
     The principal cash requirements of the Company are the payment of losses and LAE, commissions, brokerages, operating expenses, dividends to its shareholders, the servicing of debt (including interest payments on the Senior Notes and Series A Notes and contract adjustment payments on the Purchase Contracts included in the Company’s ESU’s), the acquisition of and investment in businesses, capital expenditures, premiums retroceded and taxes. The contract adjustment payments will cease upon issuance of the common shares in accordance with the Purchase Contracts during 2005.
     It is increasingly common for our reinsurance contracts to contain terms that allow ceding companies to cancel the contract or require collateral to be posted for a portion of our obligations if the Company’s reinsurance subsidiaries are downgraded below a certain rating level. Whether a client would exercise this cancellation right would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on our financial condition or future operations, but such effect potentially could be material.
     We may from time to time secure our obligations under our various reinsurance contracts using trusts and letters of credit. We have entered into agreements with several ceding companies that require us to provide collateral for our obligations under certain reinsurance contracts with these ceding companies under various circumstances, including where our obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on our rating from A.M. Best or other rating agencies and a downgrade of our ratings or a failure to achieve a certain rating may increase the amount of collateral we are required to provide. We may provide the collateral by delivering letters of credit to the ceding company, depositing assets into trusts for the benefit of the ceding companies or permitting the ceding companies to withhold funds that would otherwise be delivered to us under the reinsurance contract. The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of IBNR made by the ceding company. Since we may be required to provide collateral based on the ceding company’s estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.

     A.M. Best is generally considered to be a significant rating agency with respect to the evaluation of insurance and reinsurance companies. Ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, the rating of a ceding company may be adversely affected by a downgrade in the rating of its reinsurer. Therefore, a downgrade of our rating may dissuade a ceding company from reinsuring with us and may influence a ceding company to reinsure with a competitor of ours that has a higher insurance rating.
     On March 31, 2005 A.M. Best Company (“A. M. Best “) issued a press release announcing that it had placed under review with negative implications the financial strength ratings of “A” (Excellent) of Platinum Bermuda, Platinum US and Platinum UK, that it had downgraded and placed under review with negative implications the debt rating of the equity security units issued by Platinum Finance to “bbb” from “bbb+” and that it had downgraded and placed under review with negative implications the indicative ratings assigned to securities available under our shelf registration statement to “bbb” from “bbb+” on senior unsecured debt, to “bbb-” from “bbb” on subordinated debt and to “bb+” from “bbb-” on preferred shares. After completing a plan to increase the capital of the Company’s reinsurance subsidiaries, including the issuance of the Series A Notes, A.M. Best issued a press release on May 26, 2005, affirming the financial strength ratings of “A” (Excellent) of Platinum Bermuda, Platinum US and Platinum UK.
     The Company does not have a financial strength rating issued by any rating agency other than A.M. Best. In the future we may obtain financial strength ratings from other rating agencies, though we are unable to predict the impact of any such ratings at this time. The Company has a senior unsecured debt rating of BBB from Standard & Poors.
     The payment of dividends and other distributions from the Company’s regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of the Company in 2005 without prior regulatory approval is estimated to be $238,338,000. While the Company’s reinsurance subsidiaries could legally pay such an aggregate amount, management believes that dividends in such an amount would reduce the capital of its reinsurance subsidiaries to a level that would result in a downgrade of its various ratings. Management also believes that Platinum Holdings can receive dividends from its reinsurance subsidiaries in sufficient amounts necessary to meet the obligations of Platinum Holdings without risk of a downgrade.
     On August 4, 2004, the board of directors of the Company approved a plan to purchase up to $50,000,000 of its common shares, of which $40,015,000 remains available under the plan.
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
Current Outlook
     We expect that terms and conditions on most reinsurance treaties will remain acceptable to reinsurers, while rate level adequacy will decline thereby reducing expected profitability. Given our strategy of underwriting for profitability, not market share, a decline in expected treaty profitability may eventually result in lower net premiums written. We anticipate that our total net premiums written in 2005 will be approximately the same as for 2004. If rates deteriorate more quickly than we anticipate, then our 2005 net premiums written will likely be lower than the 2004 level.
     For the Property and Marine segment, underlying primary rates are declining at a rapid pace for large commercial properties in the U.S. and abroad, rendering some proportional business unattractive in light of the catastrophe risks assumed. The most notable exception is the Florida property market. Rate increases in Florida property business as a result of the 2004 hurricanes were significant. In addition, terms and conditions on reinsurance contracts have improved making the premium for Florida property business sufficient for the risk assumed. Consequently, proportional business written in Florida and the related exposures to smaller Florida hurricanes and overall U.S. windstorm losses have increased. We anticipate premium volume for 2005 that is substantially similar to 2004.
     For the Casualty segment, we believe that differences of opinion between primary insurers and reinsurers regarding the profitability of casualty business will persist. Accordingly, we anticipate that well-capitalized primary carriers will retain more of their business. Although the overall quantity of casualty reinsurance ceded may decrease in 2005 versus 2004, we believe that our capitalization and reputation as a lead casualty reinsurer will allow us to write approximately the same level of premium for 2005 as for 2004 at acceptable levels of expected profitability, provided that rate levels do not deteriorate more rapidly than we anticipate.
     In the Finite Risk segment, we expect that the ongoing investigations by the SEC, the office of the Attorney General for the State of New York and the U.S. Attorney for the Southern District of New York and non-U.S. regulatory authorities such as the Bermuda Monetary Authority and the U.K. Financial Services Authority will significantly diminish demand for limited risk transfer products in the short term. Although we cannot predict the ultimate outcome of these investigations, we believe that if the buyers and sellers of these products perceive that the accounting, headline and regulatory risk has receded, demand will return. Accordingly, we expect to write less new finite business in 2005 than 2004. During the three months ended June 30, 2005 we did not write any new or renewal contracts in our Finite Risk segment. However, our existing portfolio of finite risk contracts is expected to generate net premiums earned volume for 2005 that is substantially the same as for 2004.
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
     Unpaid Losses and LAE
     The most significant judgment made by management in the preparation of financial statements is the estimation of unpaid losses and LAE, also referred to as “loss reserves.” These liabilities are balance sheet estimates of future amounts required to pay losses and LAE for reinsured claims that have occurred at or before the balance sheet date. Every quarter, the Company’s actuaries prepare estimates of the loss reserves based on established actuarial techniques. Because the ultimate amount of unpaid losses and LAE is uncertain, we believe that quantitative techniques to estimate these amounts are enhanced by professional and managerial judgment. The Company’s management reviews these estimates and determines its best estimate of the liabilities to record in the Company’s financial statements.

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

     Unpaid losses and LAE represent management’s best estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may materially differ from such estimates. Such estimates are not precise due to the fact that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other factors.
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
     Investments
     In accordance with our investment guidelines, our investments consist largely of high-grade marketable fixed income securities. Fixed maturities owned that the Company may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income as a separate component of shareholders’ equity, net of deferred taxes. Fixed maturities owned that the Company has the intent to sell prior to maturity are classified as trading securities and reported at fair value, with unrealized gains and losses included in other income. Securities classified as trading securities are generally denominated in foreign currencies and are intended to match foreign net liabilities denominated in foreign currencies in order to minimize net exposures arising from fluctuations in foreign currency exchange rates. Realized gains and losses on sales of investments are determined on a specific identification basis. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.
     The Company believes it has the ability to hold any specific security to maturity. This is based on current and anticipated future positive cash flow from operations that generates sufficient liquidity in order to meet our obligations. However, in the course of managing investment credit risk, asset liability duration or other aspects of the investment portfolio, the Company may decide to sell any specific security. The Company routinely reviews its available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other than temporary impairments.” The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include, but are not limited to, the length and magnitude of an unrealized loss, specific credit events, the overall financial condition of the issuer, and the Company’s intent to hold a security for a sufficient period of time for the value to recover the unrealized loss. If the Company has determined that an unrealized loss on a security is other than temporary, the Company writes down the carrying value of the security to its current fair value and records a realized loss in the statement of income.
     Income Tax Expense
     Platinum Holdings and Platinum Bermuda are incorporated in Bermuda. Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. The Company also has subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof.
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
     Share-Based Compensation
     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 123 requires that the fair value of shares granted under the Company’s share option plan subsequent to adoption of SFAS 148 be amortized in earnings over the vesting periods. The fair value of the share options granted is determined through the use of an option-pricing model. SFAS 148 amends SFAS 123 and provides transition guidance for a voluntary adoption of FAS 123 as well as amends the disclosure requirements of SFAS 123. For the period from November 1, 2002 through December 31, 2002, the Company used the intrinsic value method of accounting for stock-based awards granted to employees established by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, if the exercise price of the Company’s employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded. For share options granted in 2002, the Company continues to use APB 25.
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
     On April 14, 2005, the SEC adopted a new rule that allows SEC registrants to implement SFAS 123R as of January 1, 2006. The SEC’s new rule does not change the accounting required by SFAS

     123R; it delays the date for compliance with the standard. Previously under SFAS 123R, the Company would have been required to implement the standard as of July 1, 2005. Consequently, the Company’s consolidated financial statements filed with the SEC do not need to comply with SFAS 123R until January 1, 2006. The Company plans to adopt the provisions of the SFAS 123R in the first quarter of 2006.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Credit Risk
     The Company’s principal invested assets are fixed maturities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower’s ability to meet its debt service obligations. The Company’s strategy to limit this risk is to place its investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or industry. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect the underlying characteristics of related estimated claim liabilities. The Company attempts to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating for its portfolio of A2 as defined by Moody’s Investor Service. As of June 30, 2005, the portfolio has a dollar weighted average rating of Aa2.
     The Company has other receivable amounts subject to credit risk. The most significant of these are reinsurance premiums receivable from ceding companies. To mitigate credit risk related to premium receivables, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing the Company to settle claims net of any premium receivable. While management does not consider credit risk related to amounts recoverable from retrocessionaires to be material as of June 30, 2005, we consider the financial strength of retrocessionaires when determining whether to purchase coverage from them. Retrocessional coverage is generally obtained from companies rated “A” or better by A. M. Best unless the retrocessionaires’ obligations are fully collateralized. For exposures where losses become known and are paid in a relatively short period of time, we may obtain retrocessional coverage from companies rated “A-” or better by A. M. Best. The financial performance and rating status of all material retrocessionaires is routinely monitored.
     In accordance with industry practice, the Company frequently pays amounts in respect of claims under contracts to reinsurance brokers, for payment over to the ceding companies. In the event that a broker fails to make such a payment, depending on the jurisdiction, the Company may remain liable to the ceding company for the payment. Further, in certain jurisdictions, when premiums for such contracts are paid to reinsurance brokers for payment over to the Company, such premiums will be deemed to have been paid and the ceding company will no longer be liable to the Company for those amounts whether or not actually received by the Company. Consequently, the Company assumes a degree of credit risk associated with its brokers during the payment process. To mitigate credit risk related to reinsurance brokers, the Company has established guidelines for brokers and intermediaries.
Interest Rate Risk
     The Company is exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed income portfolio and can cause changes in the actual timing of receipt of certain principal payments. Rising interest rates result in a decline in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to extension risk. Conversely, a decline in interest rates will result in a rise in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk. The aggregate hypothetical impact on our fixed income portfolio, generated from an immediate parallel shift in the treasury yield curve, as of June 30, 2005 is approximately as follows ($ in thousands) :

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp
Total market value	$2,819,694	2,771,576	2,722,692	2,673,066	$2,623,055

Percent change in market value	3.6%	1.8%	—	(1.8%)	(3.7%)

Resulting unrealized appreciation / (depreciation)	$107,332	59,214	10,330	(39,296)	$(89,307)
Foreign Currency Risk
     The Company writes business on a worldwide basis. Consequently, the Company’s principal exposure to foreign currency risk is its transaction of business in foreign currencies. Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency. The Company seeks to minimize its exposure to its largest foreign currency risks by holding invested assets denominated in foreign currencies to offset liabilities denominated in foreign currencies. The Company measures its liabilities, including those denominated in foreign currencies, on a quarterly basis. The timing of the evaluation and determination of foreign currency denominated liabilities and the investment of assets in the same foreign currency also presents an element of foreign currency risk.
Sources of Fair Value
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2005
($ in thousands):

	Carrying
	Amount	Fair Value
Financial assets:
Fixed maturities	$2,722,692	$2,722,692
Other invested asset	6,000	6,000

Financial liabilities:
Debt obligations	$387,500	$412,855
     The fair value of fixed maturities is based on quoted market prices at the reporting date for those or similar investments. The fair values of debt obligations are based on quoted market prices. Other invested asset represents a strategic investment in a non-public reinsurance company and is carried at estimated fair value.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     No changes occurred during the quarter ended June 30, 2005 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.
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
PART II – OTHER INFORMATION
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
     On June 14, 2005, we received a grand jury subpoena from the United States Attorney for the Southern District of New York requesting documents relating to our finite reinsurance products. We have been informed that other companies in the industry have received similar subpoenas. We intend to fully cooperate in responding to this request.
     In the normal course of business, the Company may become involved in various claims and legal proceedings. The Company is not currently aware of any pending or threatened material litigation.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual general meeting of shareholders (the “Annual Meeting”) of the Company was held on April 26, 2005. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement, dated March 22, 2005. The Company’s shareholders (1) elected eight directors to the Company’s Board of Directors to serve until the 2006 annual general meeting of shareholders and (2) ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for the 2005 fiscal year. Set forth below are the voting results for these proposals:

ELECTION OF DIRECTORS OF THE COMPANY

	For	Withheld
H. Furlong Baldwin	40,115,148	100,610
Jonathan F. Bank	40,117,673	98,085
Dan R. Carmichael	39,275,422	940,336
Neill A. Currie	39,279,086	936,672
Robert V. Deutsch	39,267,164	948,594
Gregory E.A. Morrison	39,725,185	490,573
Steven H. Newman	39,275,422	940,336
Peter T. Pruitt	39,272,897	942,861
RATIFICATION OF SELECTION OF KPMG LLP AS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2005 FISCAL YEAR

			Broker Non-
For	Against	Abstain	Votes
40,188,565	23,430	3,763	0
Item 6. EXHIBITS

Exhibit
Number	Description
10.1	First Amendment dated July 14, 2005 to the Platinum Underwriters Holdings, Ltd. Guaranty dated December 31, 2003 between Platinum Holdings, as Guarantor, and Platinum US.
31.1	Certification of Gregory E.A. Morrison, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of Gregory E.A. Morrison, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd

Date: August 3, 2005	/s/ Gregory E. A. Morrison

By: Gregory E. A. Morrison
President and Chief Executive Officer

Date: August 3, 2005	/s/ Joseph F. Fisher

By: Joseph F. Fisher
Executive Vice President and Chief Financial Officer