Form 10-K/A
period 2004-12-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2005-09-20
CIK 1171500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

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

This Amendment No. 1 on Form 10-K/A amends Platinum Underwriters Holdings, Ltd.'s Report on Form 10-K for the year ended December 31, 2004, (the "2004 Form 10-K") as initially filed with the Securities and Exchange Commission ("SEC") on March 16, 2005. This amendment is being filed in response to comments received from the SEC staff. We believe that the SEC staff's comments result from a routine review of the 2004 Form 10-K and a review of our Form S-4 filed on July 26, 2005 (File No. 333-126883) and that the comments are generally similar to comments received by other companies in the reinsurance industry in connection with the SEC's review of their filings under the Securities Exchange Act of 1934 and the Securities Act of 1933. In response to the comments received from the SEC staff, this Amendment contains additional disclosure under "Business -- Operating Segments -- Finite Risk" regarding the economic benefit and nature of the protection provided by finite risk contracts, additional disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" regarding the premium estimation process, claims reserving process, loss reserving process and development of loss reserves and includes consolidating financial information regarding Platinum Underwriters Finance, Inc. as a new Footnote 17 to the consolidated financial statements. This amendment presents the 2004 Form 10-K, as amended, in its entirety, but does not modify or update the disclosure in the 2004 Form 10-K in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the initial filing of the 2004 Form 10-K on March 16, 2005.

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                                               PART I

Item 1.    Business ................................................................................     2
Item 2.    Properties ..............................................................................    32
Item 3.    Legal Proceedings .......................................................................    32
Item 4.    Submission of Matters to a Vote of Security Holders .....................................    32

                                              PART II

Item 5.    Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases
             of Equity Securities ..................................................................    33
Item 6.    Selected Financial Data .................................................................    34
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations .................................................................    35
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..............................    68
Item 8.    Financial Statements and Supplementary Data .............................................    70
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ....    70
Item 9A.   Controls and Procedures .................................................................    70
Item 9B.   Other Information .......................................................................    74

                                              PART III

Item 10.   Directors and Executive Officers of the Registrant ......................................    74
Item 11.   Executive Compensation ..................................................................    74
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder
             Matters ...............................................................................    74
Item 13.   Certain Relationships and Related Transactions ..........................................    74
Item 14.   Principal Accountant Fees and Services ..................................................    75

                                              PART IV

Item 15.   Exhibits and Financial Statement Schedules ..............................................    75

Signatures .........................................................................................    84
Platinum Underwriters Holdings, Ltd. and Subsidiaries Financial Statements .........................   F-1
Platinum Underwriters Holdings, Ltd. and Subsidiaries Financial Statement Schedules ................   S-1
The Predecessor Business Combined Financial Statements .............................................   P-1
Exhibits

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

                                  [FLOW CHART]

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

                                              Years Ended December 31,
                                       -------------------------------------     Period Ended
                                              2004                2003         December 31, 2002
                                       ------------------   ----------------   -----------------
Property and Marine
  Excess-of-loss ..................    $   366,184    22%     224,715    19%   $  56,549     19%
  Proportional ....................        138,255     8%     128,193    11%      32,792     11%
                                       -----------   ---    ---------   ---    ---------    ---
    Total Property and Marine .....        504,439    30%     352,908    30%      89,341     30%
                                       -----------   ---    ---------   ---    ---------    ---

Casualty
  Excess-of-loss ..................        593,752    37%     389,992    33%     155,377     52%
  Proportional ....................         83,647     5%      84,008     7%       9,552      3%
                                       -----------   ---    ---------   ---    ---------    ---
    Total Casualty ................        677,399    42%     474,000    40%     164,929     55%
                                       -----------   ---    ---------   ---    ---------    ---

Finite Risk
  Excess-of-loss ..................        270,629    16%     250,634    22%      43,844     15%
  Proportional ....................        193,546    12%      94,600     8%           -      0%
                                       -----------   ---    ---------   ---    ---------    ---
    Total Finite Risk .............        464,175    28%     345,234    30%      43,844     15%
                                       -----------   ---    ---------   ---    ---------    ---

Total
  Excess-of-loss ..................      1,230,565    75%     865,341    74%     255,770     86%
  Proportional ....................        415,448    25%     306,801    26%      42,344     14%
                                       -----------   ---    ---------   ---    ---------    ---
    Total .........................    $ 1,646,013   100%   1,172,142   100%   $ 298,114    100%
                                       -----------   ---    ---------   ---    ---------    ---

            The following table sets forth the net premiums written by the Company for years ended December 31, 2004 and 2003 and the two-month period ended December 31, 2002 by operating segment and by geographic location of the ceding company ($ in thousands):

                                              Years Ended December 31,
                                       -------------------------------------     Period Ended
                                              2004                2003         December 31, 2002
                                       ------------------   ----------------   -----------------
Property and Marine
  United States ...................    $   320,506    19%     211,324    18%   $  37,523     13%
  International ...................        183,933    11%     141,584    12%      51,818     17%
                                       -----------   ---    ---------   ---    ---------    ---
    Total Property and Marine .....        504,439    30%     352,908    30%      89,341     30%
                                       -----------   ---    ---------   ---    ---------    ---

Casualty
  United States ...................        601,878    37%     436,789    37%      87,412     29%
  International ...................         75,521     5%      37,211     3%      77,517     26%
                                       -----------   ---    ---------   ---    ---------    ---
    Total Casualty ................        677,399    42%     474,000    40%     164,929     55%
                                       -----------   ---    ---------   ---    ---------    ---

Finite Risk
  United States ...................        428,024    26%     264,473    23%      28,937     10%
  International ...................         36,151     2%      80,761     7%      14,907      5%
                                       -----------   ---    ---------   ---    ---------    ---
    Total Finite Risk .............        464,175    28%     345,234    30%      43,844     15%
                                       -----------   ---    ---------   ---    ---------    ---

Total
  United States ...................      1,350,408    82%     912,586    78%     153,872     52%
  International ...................        295,605    18%     259,556    22%     144,242     48%
                                       -----------   ---    ---------   ---    ---------    ---
    Total .........................    $ 1,646,013   100%   1,172,142   100%   $ 298,114    100%
                                       -----------   ---    ---------   ---    ---------    ---

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

FINITE RISK

            The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The classes of risks underwritten through finite risk contracts are fundamentally the same as the classes covered by traditional products. Typically, the potential amount of losses paid is finite or capped. In return for this limit on losses, there is typically a cap on the potential profit margin specified in the treaty. Profits above this margin are returned to the ceding company. Thus, this type of coverage typically is less expensive to the ceding company. The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage which covers losses that are incurred prior to inception of the contract. The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss:

      - Finite quota share. Under finite quota share reinsurance contracts, the reinsurer agrees to indemnify a ceding company for a percentage of its losses up to an aggregate maximum or cap in return for a percentage of the ceding company's premium, less a ceding commission. The expected benefit to the ceding company provided by finite quota share reinsurance is a sharing of losses with the reinsurer and increased underwriting capacity of the ceding company. These contracts often provide broad protection and may cover multiple classes of a ceding company's business. Unlike a typical traditional quota share reinsurance agreement, these contracts often provide for profit commissions which take into account investment income for purposes of calculating the reinsurer's profit on business ceded. Unlike traditional quota share reinsurance agreements, finite quota share contracts are often written on a funds withheld basis, meaning the parties agree that funds that would normally be remitted to a reinsurer are withheld by the ceding company.

      - Multi-year excess-of-loss. These reinsurance contracts often complement ceding companies' traditional excess-of-loss reinsurance programs. This type of contract often carries an up-front premium plus additional premiums which are dependent on the magnitude of losses claimed by the ceding company under the contract. The expected benefit to the ceding company on multi-year excess-of-loss reinsurance is that the ceding company has the ability to negotiate specific terms and conditions that remain applicable over multiple years of coverage. These contracts may cover multiple classes of a ceding company's business and typically provide the benefit of reducing the impact of large losses on a ceding company's underwriting results. In general, these contracts are designed so that the ceding company funds the expected level of loss activity over the multi-year period. The reinsurer incorporates a profit margin to cover its costs and the risk that losses are worse than expected. The payment of premiums based on the magnitude of losses claimed is intended to benefit the ceding company by linking its own loss experience to the actual cost of reinsurance over time. The multiple year term and premium structure of multi-year excess-of-loss reinsurance contracts are not typically found in traditional reinsurance contracts.

      - Whole account aggregate stop loss. Aggregate stop loss reinsurance contracts provide broad protection against a wide range of contingencies that are difficult to address with traditional reinsurance, including inadequate pricing by a ceding company or higher frequency of claims than the ceding company expected. The reinsurer on a whole account aggregate stop loss contract agrees to indemnify a ceding company for aggregate losses in excess of a deductible specified in the contract. These contracts can be offered on a single or multi-year basis, and may provide catastrophic and attritional loss protection. The benefit of whole account aggregate stop loss contracts to ceding companies is that such contracts provide the broadest possible protection of a ceding company's underwriting results which is not generally available in the traditional reinsurance market. Unlike traditional reinsurance contracts, these contracts often contain sub-limits of coverage for losses on certain classes of business or exposures. These contracts are often written on a funds withheld basis. In addition, these contracts often include provisions for profit commissions which take into account investment income for purposes of calculating the reinsurer's profit on business ceded.

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

            Pursuant to the Services and Capacity Reservation Agreement with Renaissance Re described above, at our request RenaissanceRe will provide us with quotations for non-marine property catastrophe retrocessional coverage with aggregate limits up to $100 million annually, either on an excess-of-loss or proportional basis. These quotations, which are in RenaissanceRe's sole discretion, reflect, among other things, an analysis of exposure, limit, retention, exclusions and other treaty terms. The annual fee that we pay to RenaissanceRe for this coverage commitment and the consulting services is the greater of (i) $4 million or (ii) 3.5% of our aggregate gross written non-marine non-finite property catastrophe premium (including reinstatements), adjusted annually 30 days after each anniversary. This annual fee is in addition to any retrocessional premium otherwise payable to RenaissanceRe for retrocessional coverage purchased by us from RenaissanceRe. The fees under this agreement were approximately $6.1 million for the contract period from October 1, 2003 through September 30, 2004.

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

      Development of liability for unpaid losses and LAE for the years ended December 31, 2004 and 2003 and the two-month period ended December 31, 2002 is summarized as follows ($ in thousands):

                                                                                                   2002
                                                                 2004               2003          Period
                                                              -----------          -------       ----------
Net unpaid losses and LAE as of the beginning
  of period .............................................     $   731,918          281,659       $        -
                                                              -----------          -------       ----------
Net incurred related to:
  Current year ..........................................       1,101,820          648,137           60,356
  Prior years ...........................................         (82,016)         (63,966)               -
                                                              -----------          -------       ----------
        Total net incurred losses and LAE ...............       1,019,804          584,171           60,356
                                                              -----------          -------       ----------
Unpaid losses and LAE assumed from St. Paul .............               -                -          221,303
                                                              -----------          -------       ----------
Net paid losses and LAE:
  Current year ..........................................         174,870          102,669                -
  Prior years ...........................................         205,889           41,709                -
                                                              -----------          -------       ----------
        Total net paid losses and LAE ...................         380,759          144,378                -

Effects of foreign currency exchange rate changes .......           8,264           10,466                -
                                                              -----------          -------       ----------
Net unpaid losses and LAE as of the end of period .......       1,379,227          731,918          281,659
Reinsurance recoverable .................................           1,728            5,016                -
                                                              -----------          -------       ----------
Gross unpaid losses and LAE at end of period ............     $ 1,380,955          736,934       $  281,659
                                                              -----------          -------       ----------

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

                                                        2002            2003          2004
                                                     ----------        -------     ----------
Net unpaid losses and LAE                            $  281,659        731,918     $1,379,227
Net unpaid losses and LAE re-estimated as of:
  One year later                                        224,693        680,173
  Two years later                                       194,422
        Net cumulative redundancy                        87,237         51,745
Less deficiency due to foreign currency exchange          8,986          7,000
                                                     ----------        -------
Cumulative redundancy excluding foreign currency
  exchange                                               96,223         58,745
                                                     ----------        -------
Net cumulative paid losses and LAE paid as of:
  One year later                                         41,709        287,663
  Two years later                                        62,604
Gross liability-end of year                             281,659        736,934      1,380,955
Reinsurance recoverable                                       -          5,016          1,728
                                                     ----------        -------     ----------
Net liability-end of year                               281,659        731,918     $1,379,227
                                                     ----------        -------     ----------
Gross liability- re-estimated                           194,422        685,189
Gross cumulative redundancy                          $   87,237         51,745

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

      The following table shows, in the aggregate, the fair value of our portfolio of invested assets (except for other invested assets) at December 31, 2004 ($ in thousands):

U.S. Government and U.S. Government agencies ......   $    4,203
  Corporate bonds .................................    1,158,797
Mortgage and asset-backed securities ..............      511,069
Municipal bonds ...................................      215,251
Foreign governments, states and foreign
  corporate .......................................      347,206
                                                      ----------
        Total bonds ...............................    2,236,526
Redeemable preferred stocks .......................        3,676
                                                      ----------
        Total fixed maturities ....................   $2,240,202
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

      The following table summarizes the composition of the fair value of the fixed maturity portfolio at December 31, 2004 by rating as assigned by Moody's:

                          Fair Value        % of Total
                          ----------        ----------
Aaa..................     $  764,002           34.1%
Aa - Aa3.............        447,071           20.0%
A - A3...............        909,403           40.6%
Baa..................        119,726            5.3%
                          ----------          -----
    Total............     $2,240,202          100.0%
                          ----------          -----

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

                                                      Amortized
                                                         Cost        Fair Value
                                                      ----------     ----------
Due in one year or less .........................     $   54,567     $   54,390
Due from one to five years ......................        929,647        932,655
Due from five to ten years ......................        411,388        415,697
Due in ten or more years ........................        236,181        240,042
Mortgage and asset backed securities ............        508,757        511,069
                                                      ----------     ----------
        Total bonds .............................      2,140,540      2,153,853
Redeemable preferred stocks .....................          3,750          3,676
                                                      ----------     ----------
        Total available-for-sale fixed
            maturities ..........................     $2,144,290     $2,157,529
                                                      ----------     ----------

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

      The PSB also contains provisions aimed at ensuring adequate diversification of an insurer's or reinsurer's exposures to reinsurers (whether intra- or extra-group). In particular, in each financial year, a company will need to restrict the gross earned premiums which it pays to a reinsurer or group of closely related reinsurers to the higher of (a) 20% of the firm's projected gross earned premiums for that financial year; or (b) (pound)4 million. Where a company exceeds, or anticipates exceeding, this limit, it will need to notify the FSA and explain how, despite the excess reinsurance concentration, the credit risk is being safely managed.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common shares are listed on the NYSE under the symbol "PTP." The following table shows the high and low per share sale prices of our common shares, as reported on the NYSE for the periods indicated:

                     Price Range of Common Shares
                     ----------------------------
    Period                 High       Low
----------------          ------     ------
2003:
  First Quarter           $26.45     $21.29
  Second Quarter           28.70      24.00
  Third Quarter            28.55      25.66
  Fourth Quarter           32.05      26.80

2004:
  First Quarter            34.20      29.00
  Second Quarter           34.00      30.00
  Third Quarter            31.13      27.49
  Fourth Quarter          $31.13     $27.30

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

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth certain selected financial data of the Company as of and for the years ended December 31, 2004 and 2003 and as of and for the period ended December 31, 2002, and of St. Paul Re for the period from January 1, 2002 through November 1, 2002 and for the years ended December 31, 2001 and 2000. The data for the Company as of and for the years ended December 31, 2004 and 2003 and as of and for the period ended December 31, 2002 were derived from the Company's consolidated financial statements beginning on page F-1 of this Form 10-K. The data for St. Paul Re for the period ended November 1, 2002 were derived from the audited combined financial statements of St. Paul Re prior to the Initial Public Offering (the Predecessor Business) beginning on page P-1 of this Form 10-K. The data for the years ended December 31, 2001 and 2000 were derived from the selected historical combined financial statements of St. Paul Re not included in this Form 10-K. You should read the selected financial data in conjunction with the Company's consolidated financial statements as of and for the years ended December 31, 2004 and 2003 and the period ended December 31, 2002 beginning on page F-1 of this Form 10-K, and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 35 of this Form 10-K. You should also read the selected financial data in conjunction with the Predecessor financial information beginning on page P-1 of this Form 10-K.

      THE UNDERWRITING RESULTS AND THE AUDITED HISTORICAL COMBINED FINANCIAL STATEMENTS OF ST. PAUL RE PRIOR TO THE INITIAL PUBLIC OFFERING (THE PREDECESSOR BUSINESS) ARE NOT INDICATIVE OF THE ACTUAL RESULTS OF THE COMPANY SUBSEQUENT TO THE INITIAL PUBLIC OFFERING.

                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                    ($ in millions, except per share amounts)

                                            Platinum Underwriters Holdings, Ltd.           St. Paul Re (Predecessor)
                                          ----------------------------------------     --------------------------------
                                                                     As of and for
                                                                      the period       Period from
                                                                         from           January 1,
                                                                      November 1,          2002         Years ended
                                           Years ended December 31,   2002 through        through       December 31,
                                          ------------------------    December 31,        November    -----------------
                                             2004          2003          2002             1, 2002      2001      2000
                                          ----------    ----------   -------------     -----------    -----    --------
Statement of Income Data:

Net premiums written ..................   $  1,646.0       1,172.1   $       298.1     $     1,007    1,677    $  1,073
Net premiums earned ...................      1,447.9       1,067.5           107.1           1,102    1,593       1,121
Net investment income .................         84.5          57.6             5.2
Losses and LAE ........................      1,019.8         584.2            60.4             791    1,922         811
Underwriting expenses .................   $    381.0         320.7   $        37.6             319      397         424
Underwriting gain (loss) ..............                                                $        (8)    (726)   $   (114)

Net income ............................         84.8         144.8             6.4
Basic earnings per share ..............         1.96          3.37            0.15
Diluted earnings per share ............         1.81          3.09            0.15
Dividends declared per share ..........   $     0.32          0.32   $           -

Balance Sheet Data:

Total investments and cash ............   $  2,456.9       1,790.5   $     1,346.7
Premiums receivable ...................        580.0         487.4             5.6
Total assets ..........................      3,422.0       2,485.6         1,644.9
Net unpaid losses and LAE .............      1,379.2         731.9           281.7
Net unearned premiums .................        499.5         299.9           191.0
Debt obligations ......................        137.5         137.5           137.5
Shareholders' equity ..................      1,133.0       1,067.2           921.2

Book value per share ..................   $    26.30         24.79   $       21.42

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes included on pages F-1 through F-40 of this Form 10-K. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

            Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period. Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by estimates of premiums that are written but not reported ("WBNR"). In addition to estimating WBNR, the Company estimates the portion of premiums earned but not reported ("EBNR"). The Company also estimates the expenses associated with these premiums in the form of losses, LAE and commissions. The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses. Premiums are generally reported within two years. The net impact on the results of operations of changes in estimated premiums is reduced by the losses and acquisition expenses related to such premiums. When estimating premiums written and earned, each of the Company's reinsurance subsidiaries segregates business into classes by type of coverage and type of contract (approximately 80 classes). Within each class, business is further segregated by the year in which the contract incepted (the "underwriting year"), starting with 2002. Estimates of WBNR and EBNR are made for each class and underwriting year. Premiums are estimated based on ceding company estimates and the Company's own judgment after considering factors such as the ceding company's historical premium versus projected premium, the ceding company's history of providing accurate estimates, anticipated changes in the marketplace and the ceding company's competitive position therein, reported premiums to date and the anticipated impact of proposed underwriting changes. The appropriateness of the premium estimates is evaluated in light of the actual premium reported by the ceding companies and any adjustments to these estimates are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made. The initial estimates of premiums derived by the Company's underwriting function in respect of 2004 year-end were reviewed based upon the foregoing considerations. The cumulative impact of this review was to reduce the estimate by approximately $56 million or 10% of reinsurance premiums receivable at December 31, 2004. At December 31, 2004, the Company recorded reinsurance premiums receivable of $580,048,000. As an illustration, the Company had one contract that, at December 31, 2004, represented approximately $88 million of its total reinsurance premiums receivable. With respect to that contract, the Company reduced reinsurance premiums receivable by approximately $20 million because it did not expect the ceding company to meet its production estimates or to achieve its estimated rate increases. The Company believes that it reasonably could have made an adjustment of between $0 and $20 million with respect to that contract at December 31, 2004. Had it made a $0 adjustment, the reinsurance premiums receivable for that contract at December 31, 2004 would have been $108 million. It made the $20 million adjustment, resulting in reinsurance premiums receivable for that contract of $88 million. While an adjustment of greater than $20 million is possible with respect to that contract, the Company does not consider such circumstance to be reasonably likely. Reinsurance premiums receivable under a particular contract can vary significantly from estimates derived from the Company's underwriting function depending upon its assessment of the production and rate changes likely to be achieved by the ceding company. Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and premiums earned represents estimated premiums and are not currently due based on the terms of the underlying contracts. Earned premiums, including EBNR, are a measure of exposure to losses, LAE and acquisition expenses. Consequently, when previous estimates of premiums earned are increased or decreased, the related provisions for losses and LAE and acquisition costs previously recorded are also increased or decreased.

            Certain of the Company's reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the loss experience under the contracts. Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on loss experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses. These premiums relate to the future coverage obtained for the remainder of the initial policy term and are earned over the remaining policy term. Additional premiums are those premiums triggered by losses and not related to reinstatement of limits and are earned immediately. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. At year-end 2004, no such allowance was made based on the Company's historical experience, the general profile of its ceding companies and its ability in most cases to contractually affect those premium receivables with losses and loss adjustment expense or other amounts payable to the same parties.

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

            Unpaid losses and LAE include estimates of the cost of claims that were reported but not yet paid ("case reserves") and the cost of claims that were incurred but not reported ("IBNR"). Case reserves are usually based upon claim reports received from ceding companies. The information the Company receives varies by ceding company and may include paid losses, estimated case reserves, and an estimated provision for IBNR reserves. Case reserves may be increased or reduced by the Company's claims personnel based on receipt of additional information, including information received from ceding companies. IBNR is based on actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method. IBNR related to a specific event may be based on the Company's estimated exposure to an industry loss and may include the use of catastrophe modeling software.

            When estimating unpaid losses and LAE, each of the Company's reinsurance subsidiaries segregates business into classes by type of coverage and type of contract (approximately 80 classes). Within each class the business is further segregated by the year in which the contract incepted ("underwriting year"), starting with 2002.

            The gross liabilities recorded on the Company's balance sheet as of December 31, 2004 for unpaid losses and LAE were $1,380,955,000. The following table sets forth a breakdown between case reserves and IBNR by segment at December 31, 2004 ($ in thousands):

                                                                Property
                                                               and Marine    Casualty   Finite Risk       Total
                                                               -----------   --------   -----------   ------------
Case reserves ............................................     $     9,221     87,993     132,240     $    229,454
IBNR .....................................................         223,740    647,926     279,835        1,151,501
                                                               -----------    -------     -------     ------------
     Total unpaid losses and LAE..........................     $   232,961    735,919     412,075     $  1,380,955
                                                               -----------    -------     -------     ------------

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

            Over time, as a greater number of claims are reported, actuarial estimates of IBNR are based on the Bornhuetter-Ferguson and the chain ladder techniques. The Bornhuetter-Ferguson technique utilizes actual reported losses and expected patterns of reported losses, taking the initial expected ultimate losses into account to determine an estimate of expected ultimate losses. This technique is most appropriate when there are few reported claims and a relatively less stable pattern of reported losses. The chain ladder technique utilizes actual reported losses and expected patterns of reported losses to determine an estimate of expected ultimate losses that is independent of the initial expected ultimate losses. This technique is most appropriate when there are a large number of reported losses with significant statistical credibility and a relatively stable pattern of reported losses. Multiple point estimates using a variety of actuarial techniques are calculated for many, but not all, of the Company's 80 classes of coverage for each underwriting year. The Company does not believe that these multiple point estimates are or should be considered a range. The Company's actuaries look at each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors such as historical ultimate loss ratios, the presence of individual large losses, and known occurrences that have not yet resulted in reported losses. For some classes of business the Company's actuaries believe that a review of individual contract information improves the loss reserve estimate. For example, individual contract review is particularly important for the Finite Risk segment and the Accident and Health class within the Casualty segment. Once the actuaries make their determinations of the most appropriate point estimate for each class, this information is aggregated and presented to executive management for review and approval. At December 31, 2004 the liability for unpaid losses and LAE that the Company recorded reflected the point estimates of IBNR prepared by the Company's actuaries.

            Generally, North American casualty excess business has the longest pattern of reported losses and therefore the greatest uncertainty. IBNR for these classes at December 31, 2004 was $447 million which was 39% of the total IBNR for the Company at that date. Because North American casualty excess business has the greatest uncertainty, the Company would not consider a variance of five percentage points from the initial expected loss ratio to be unusual. As an example, a change in the initial expected loss ratio from 65% to 70% would result in an increase of the IBNR for these classes by $37 million. This equates to approximately 7% of the liability for total unpaid losses and LAE for these classes at December 31, 2004. As another example, if the estimated pattern of reported losses was accelerated by 5% the IBNR for these classes would decrease by $2 million which is less than 1%. Because the Company believes the two most important inputs to the reserve estimation methodologies described above are the initial expected loss ratio and the estimated pattern of reported losses, the Company has selected these two inputs as the basis for the sensitivity analyses in this paragraph.

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

            The Company does not establish liabilities until the occurrence of an event that may give rise to a loss. When an event of sufficient magnitude occurs, the Company may establish a specific IBNR reserve. Generally, this involves a catastrophe occurrence that affects many ceding companies. Ultimate losses and LAE are based on management's judgment that reflects estimates gathered from ceding companies, estimates of insurance industry losses gathered from public sources and estimates from catastrophe modeling software.

            Estimated amounts recoverable from retrocessionaires on unpaid losses and LAE are determined based on the Company's estimate of ultimate losses and LAE and the terms and conditions of its retrocessional contracts. These amounts are reflected as assets.

            Unpaid losses and LAE represent management's best estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may materially differ from such estimates. Such estimates are not precise due to the fact that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other factors. Because of the degree of reliance that the Company necessarily places on ceding companies for claims reporting, the associated time lag, the low frequency/high severity nature of some of the business that the Company underwrites and the varying reserving practices among ceding companies, the Company's reserve estimates are highly dependent on management judgment and are therefore uncertain.

            In property classes, there can be additional uncertainty in loss estimation related to large catastrophe events. With wind events, such as hurricanes, the damage assessment process may take more than a year. The cost of rebuilding is subject to increase due to supply shortages for construction materials and labor. In the case of earthquakes, the damage assessment process may take several years as buildings are discovered to have structural weaknesses not initially detected. The uncertainty inherent in loss estimation is particularly pronounced for casualty coverages, such as umbrella liability, general and product liability, professional liability, directors and officers liability and automobile liability, where information, such as required medical treatment and costs for bodily injury claims, only emerges over time. In the overall loss reserving process, provisions for economic inflation and changes in the social and legal environment are considered.

            Loss reserve calculations for direct insurance business are not precise in that they deal with the inherent uncertainty of future developments. Primary insurers must estimate their own losses, often based on incomplete and changing information. Reserving for reinsurance business introduces further uncertainties compared with reserving for direct insurance business. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer to the reinsurer. As predominantly a broker market reinsurer for both excess-of-loss and proportional contracts, the Company is subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to the Company.

            Since the Company relies on information regarding paid losses, case reserves, and IBNR reserves provided by ceding companies in order to assist the Company in estimating its own liability for unpaid losses and LAE, the Company maintains certain procedures in order to help determine the completeness and accuracy of such information. Periodically, management assesses the reporting activities of these companies on the basis of qualitative and quantitative criteria. In addition to managing reported claims and conferring with ceding companies on claims matters, the Company's claims personnel conduct periodic audits of specific claims and the overall claims procedures of its ceding companies at their offices. The Company relies on its ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. Disputes with ceding companies have been rare and generally have been resolved through negotiation.

            Estimates of unpaid losses and LAE are periodically re-estimated and adjusted as new information becomes available. Any such adjustments are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made.

            As of December 31, 2004, the Company did not have any significant back-log related to its processing of assumed reinsurance information.

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

      INCOME TAXES

            Platinum Holdings and Platinum Bermuda are domiciled in Bermuda. Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance from the Bermuda Minister of Finance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. The Company also has subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof.

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

            Year Ended December 31, 2004 as Compared with the Year Ended December 31, 2003

            Net income for the years ended December 31, 2004 and 2003 was as follows ($ in thousands):

                                                                   2004        2003       Decrease
                                                               -----------   --------   ------------
Net income .................................................   $    84,783    144,823   $   (60,040)

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

            The aggregate adverse impact on net income of the Company in 2004 from the Hurricanes is summarized as follows ($ in thousands):

Losses ......................................................................  $  230,475
Less:
   Additional premiums earned ...............................................     (29,265)
   Profit commissions .......................................................     (10,243)
                                                                               ----------
          Net adverse impact before income tax benefit ......................     190,967
Income tax benefit ..........................................................     (14,537)
                                                                               ----------
          Net adverse impact after income tax benefit .......................  $  176,430
                                                                               ----------

            The impact of the Hurricanes was consistent with our expectations for storms of this magnitude and location.

            Net premiums written and net premiums earned for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                                   2004         2003       Increase
                                                               ------------   ---------   ----------
Net premiums written .......................................   $  1,646,013   1,172,142   $  473,871
Net premiums earned ........................................   $  1,447,935   1,067,527   $  380,408

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

            Losses and LAE and the resulting loss and LAE ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                                   2004          2003        Increase
                                                               ------------   ---------   -------------
Losses and LAE .............................................   $  1,019,804     584,171   $     435,633
Losses and LAE ratios ......................................           70.4%       54.7%    15.7 points

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

            Acquisition expenses and resulting acquisition expense ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                                                             Increase
                                                                   2004         2003        (decrease)
                                                               ------------   ---------   --------------
Acquisition expenses .......................................   $    327,821     251,226   $       76,595
Acquisition expense ratios .................................           22.6%       23.5%    (0.9) points

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

            Income taxes and the effective income tax rate for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                                                             Increase
                                                                   2004         2003        (decrease)
                                                               ------------   ---------   --------------
Income taxes ...............................................   $     30,349      48,875   $      (18,526)
Effective income tax rate ..................................           26.4%       25.2%      1.2 points

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

            Year Ended December 31, 2003 as Compared with the Period Ended December 31, 2002

            Net income for the year ended December 31, 2003 and the 2002 Period was as follows ($ in thousands):

                                                                   2003       2002 Period    Increase
                                                               ------------   -----------   ----------
Net income .................................................   $    144,823         6,438   $  138,385

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

            Net premiums written and earned for the year ended December 31, 2003 and the 2002 Period was as follows ($ in thousands):

                                                                   2003       2002 Period    Increase
                                                               ------------   -----------   ----------
Net premiums written .......................................   $  1,172,142       298,114   $  874,028
Net premiums earned ........................................   $  1,067,527       107,098   $  960,429

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

            Losses and LAE for the years ended December 31, 2003 and the 2002 Period, respectively were as follows ($ in thousands):

                                                                                               Increase
                                                                   2003       2002 Period     (decrease)
                                                               ------------   -----------   ---------------
Losses and LAE .............................................   $    584,171        60,356   $       523,815
Losses and LAE ratio .......................................           54.7%         56.4%     (1.7) points

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

            Acquisition expenses, including brokerage, commissions and other direct underwriting expenses associated with underwriting activities, and resulting acquisition expense ratios for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                                                                Increase
                                                                   2003       2002 Period      (decrease)
                                                               ------------   -----------   ---------------
Acquisition expenses .......................................   $    251,226        25,474   $       225,752
Acquisition expense ratio ..................................           23.5%         23.8%     (0.3) points

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

            Income taxes and the effective income tax rate for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                                                                Increase
                                                                   2003       2002 Period      (decrease)
                                                               ------------   -----------   ---------------
Income taxes ...............................................   $     48,875         4,655   $        44,220
Effective income tax rate ..................................           25.2%         42.0%    (16.8) points

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

                                                                  Property
                                                                 and Marine     Casualty    Finite Risk      Total
                                                                 -----------    --------    -----------   -----------
Year ended December 31, 2004:

Net premiums written ........................................    $  504,439      677,399      464,175     $ 1,646,013
                                                                 ----------      -------      -------     -----------
Net premiums earned .........................................       485,135      611,893      350,907       1,447,935
Losses and LAE ..............................................       349,557      418,355      251,892       1,019,804
Acquisition expenses ........................................        76,360      151,649       99,812         327,821
Other underwriting expenses .................................        27,827       19,086        6,224          53,137
                                                                 ----------      -------      -------     -----------
    Segment underwriting income (loss).......................    $   31,391       22,803       (7,021)    $    47,173
                                                                 ----------      -------      -------

Corporate expenses not allocated to segments ................                                                 (13,196)
Net foreign currency exchange gains .........................                                                     725
Interest expense ............................................                                                  (9,268)
Other income ................................................                                                   3,211
Net investment income and net realized gains on investments .                                                  86,487
                                                                                                          -----------
    Income before income taxes ..............................                                             $   115,132
                                                                                                          -----------

Ratios:
  Losses and LAE ............................................          72.1%        68.4%        71.8%           70.4%
  Acquisition expense .......................................          15.7%        24.8%        28.4%           22.6%
  Other underwriting expense ................................           5.7%         3.1%         1.8%            3.7%
                                                                 ----------      -------      -------     -----------
    Combined ................................................          93.5%        96.3%       102.0%           96.7%
                                                                 ----------      -------      -------     -----------

                                                                  Property
                                                                 and Marine     Casualty    Finite Risk      Total
                                                                 ----------     --------    -----------   -----------
Year ended December 31, 2003:

Net premiums written ........................................    $  352,908      474,000      345,234     $ 1,172,142
                                                                 ----------      -------      -------     -----------
Net premiums earned .........................................       355,556      391,170      320,801       1,067,527
Losses and LAE ..............................................       169,944      266,836      147,391         584,171
Acquisition expenses ........................................        52,154      101,005       98,067         251,226
Other underwriting expenses .................................        35,598       21,060       12,870          69,528
                                                                 ----------      -------      -------     -----------
    Segment underwriting income .............................    $   97,860        2,269       62,473     $   162,602
                                                                 ----------      -------      -------

Corporate expenses not allocated to segments ................                                                 (23,067)
Net foreign currency exchange losses ........................                                                    (114)
Interest expense ............................................                                                  (9,492)
Other income ................................................                                                   3,343
Net investment income and net realized gains on investments .                                                  60,426
                                                                                                          -----------
    Income before income taxes ..............................                                             $   193,698
                                                                                                          -----------

Ratios:
  Losses and LAE ............................................          47.8%        68.2%        45.9%           54.7%
  Acquisition expense .......................................          14.7%        25.8%        30.6%           23.5%
  Other underwriting expense ................................          10.0%         5.4%         4.0%            6.5%
                                                                 ----------      -------      -------     -----------
    Combined ................................................          72.5%        99.4%        80.5%           84.7%
                                                                 ----------      -------      -------     -----------

2002 Period:

Net premiums written ........................................    $   89,341      164,929       43,844     $   298,114
                                                                 ----------      -------      -------     -----------
Net premiums earned .........................................        43,047       39,320       24,731         107,098
Losses and LAE ..............................................        21,558       29,498        9,300          60,356
Acquisition expenses ........................................         7,798        9,269        8,407          25,474
Other underwriting expenses .................................         5,960        4,136        2,068          12,164
                                                                 ----------      -------      -------     -----------
    Segment underwriting income (loss)                           $    7,731       (3,583)       4,956     $     9,104
                                                                 ----------      -------      -------

Corporate expenses not allocated to segments ................                                                  (4,170)
Net foreign currency exchange gains .........................                                                   2,017
Interest expense ............................................                                                  (1,261)
Other income ................................................                                                     167
Net investment income and net realized gains on
  investments ...............................................                                                   5,236
                                                                                                          -----------
    Income before income taxes ..............................                                             $    11,093
                                                                                                          -----------

Ratios:
  Losses and LAE ............................................          50.1%        75.0%        37.6%           56.4%
  Acquisition expense .......................................          18.1%        23.6%        34.0%           23.8%
  Other underwriting expense ................................          13.8%        10.5%         8.4%           11.4%
                                                                 ----------      -------      -------     -----------
    Combined ................................................          82.0%       109.1%        80.0%           91.6%
                                                                 ----------      -------      -------     -----------

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

            Year Ended December 31, 2004 as Compared with the Year Ended December 31, 2003

            Net premiums written and net premiums earned for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                               2004                2003          Increase
                            ----------           -------        ----------
Net premiums written.....   $  504,439           352,908        $  151,531
Net premiums earned......   $  485,135           355,556        $  129,579

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

            Losses and LAE and the resulting loss ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                               2004                2003          Increase
                            -----------          --------       -----------
Losses and LAE ........     $  349,557           169,944        $   179,613
Losses and LAE ratio ..           72.1%             47.8%       24.3 points

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

            Acquisition expenses and resulting acquisition expense ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                  2004             2003          Increase
                               ----------        -------        ----------
Acquisition expenses .......   $   76,360         52,154        $   24,206
Acquisition expense ratio ..         15.7%          14.7%        1.0 point

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

            Year Ended December 31, 2003 as Compared with the Period Ended December 31, 2002

            Net premiums written and net premiums earned for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                               2003          2002 Period         Increase
                            ----------       -----------        ----------
Net premiums written ....   $  352,908          89,341          $  263,567
Net premiums earned .....   $  355,556          43,047          $  312,509

            The Company's first complete year of operations was 2003 as compared with the 2002 Period which represents a two-month period during which the Company had minimal underwriting activity. Consequently, net premiums written and earned increased by $263,567,000 and $312,509,000, respectively. Net premiums written in the 2002 Period include $77,049,000 of premiums assumed from St. Paul under the Quota Share Retrocession Agreements representing unearned premiums related to contracts written by St. Paul during the first ten months of 2002. Net premiums written in 2003 reflect a growth in business underwritten in 2003 over 2002. Similar to net premiums written, net premiums earned in 2003 represent twelve months of underwriting activity whereas the 2002 Period represents two months. Net premiums earned are recognized subsequent to net premiums written. Net premiums earned in the 2002 Period are relatively low due to the commencement of operations during 2002. Net premiums earned for 2003 reflect business underwritten in 2003 and 2002.

            Losses and LAE and the resulting loss ratios for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                                 Increase
                               2003          2002 Period        (decrease)
                            ----------       -----------      -------------
Losses and LAE ..........   $  169,944          21,558        $     148,386
Losses and LAE ratio ....         47.8%           50.1%        (2.3) points

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

            Acquisition expenses and resulting acquisition expense ratios for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                                  Increase
                                   2003         2002 Period      (decrease)
                                ----------      -----------     -------------
Acquisition expenses .......    $   52,154          7,798       $      44,356
Acquisition expense ratio ..          14.7%          18.1%       (3.4) points

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

            Year Ended December 31, 2004 as Compared with the Year Ended December 31, 2003

            Net premiums written and net premiums earned for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                               2004              2003            Increase
                            ----------         -------          ----------
Net premiums written ....   $  677,399         474,000          $  203,399
Net premiums earned .....   $  611,893         391,170          $  220,723

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

            Losses and LAE and the resulting loss ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                               2004              2003             Increase
                            ----------         -------          ------------
Losses and LAE ..........   $  418,355         266,836          $    151,519
Losses and LAE ratio ....         68.4%           68.2%           0.2 points

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

            Acquisition expenses and resulting acquisition expense ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                                                 Increase
                                     2004          2003         (decrease)
                                  ----------      -------      ------------
Acquisition expenses .......      $  151,649      101,005      $     50,644
Acquisition expense ratio ..            24.8%        25.8%      (1.0) point

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

            Year Ended December 31, 2003 as Compared with the Period Ended December 31, 2002

            Net premiums written and net premiums earned for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                               2003            2002 Period       Increase
                            ----------         -----------      ----------
Net premiums written ....   $  474,000           164,929        $  309,071
Net premiums earned .....   $  391,170            39,320        $  351,850

            The Company's first complete year of operations was 2003 as compared with the 2002 Period which represents a two-month period during which the Company had minimal underwriting activity. Consequently, net premiums written and net premiums earned increased by $309,071,000 and $351,850,000, respectively. Net premiums written in the 2002 Period include $140,386,000 of premiums assumed from St. Paul under the Quota Share Retrocession Agreements representing unearned premiums related to contracts written by St. Paul during the first ten months of 2002. Net premiums written in 2003 reflect a growth in business underwritten in 2003 over 2002. Premiums written are based partially on estimates of ultimate premiums from reinsurance contracts and the estimates are updated quarterly. Net premiums written in 2003 include a reduction in premiums estimated in the 2002 underwriting year, a portion of which were written and earned by St. Paul Re, that reduced net premiums written in the Company's Casualty segment in 2003 by approximately $35,300,000.

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

            Losses and LAE and the resulting loss ratios for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                                                 Increase
                               2003            2002 Period      (decrease)
                            ----------         -----------    --------------
Losses and LAE ..........   $  266,836            29,498      $      237,338
Losses and LAE ratio ....         68.2%             75.0%       (6.8) points

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

            Acquisition expenses and resulting acquisition expense ratios for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                     2003         2002 Period       Increase
                                  ----------      -----------      ----------
Acquisition expenses .........    $  101,005          9,269        $   91,736
Acquisition expense ratio ....          25.8%          23.6%       2.2 points

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

            Year Ended December 31, 2004 as Compared with the Year Ended December 31, 2003

            Net premiums written and net premiums earned for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                  2004                2003          Increase
                               ----------           -------        ----------
Net premiums written ......    $  464,175           345,234        $  118,941
Net premiums earned .......    $  350,907           320,801        $   30,106

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

            Losses and LAE, acquisition expenses and the resulting ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

                                       2004            2003           Increase
                                    ----------       -------       -------------
Losses and LAE .................    $  251,892       147,391       $     104,501
Acquisition expenses ...........        99,812        98,067               1,745
Losses, LAE and acquisition ....    $  351,704       245,458       $     106,246
Losses, LAE and acquisition ....         100.2%         76.5%        23.7 points

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

            Year Ended December 31, 2003 as Compared with the Period Ended December 31, 2002

            Net premiums written and net premiums earned for the year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                               2003            2002 Period       Increase
                            ----------         -----------      ----------
Net premiums written ....   $  345,234            43,844        $  301,390
Net premiums earned .....   $  320,801            24,731        $  296,070

            The Company's first complete year of operations was 2003 as compared with the 2002 Period which represents a two-month period during which the Company had minimal underwriting activity. Consequently, net premiums written and net premiums earned increased by $301,390,000 and $296,070,000, respectively. The Finite Risk portfolio consists of a small number of contracts which can be large in premium size and are written on an intermittent basis. Consequently net premiums written are expected to vary significantly from year to year. A few significant finite quota share treaties were underwritten in the latter part of 2002 and early 2003 that together produced net premiums written of $220,000,000 in 2003.

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

            Losses and LAE, acquisition expenses and the resulting ratios year ended December 31, 2003 and the 2002 Period were as follows ($ in thousands):

                                       2003            2002 Period      Increase
                                    ----------         -----------     -----------
Losses and LAE ..................   $  147,391             9,300       $   138,091
Acquisition expenses ............       98,067             8,407            89,660
Losses, LAE and acquisition .....   $  245,458            17,707       $   227,751
Losses, LAE and acquisition .....         76.5%             71.6%       4.9 points

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      FINANCIAL CONDITION

            Cash and cash equivalents were $209,897,000 and $105,461,000 as of December 31, 2004 and 2003, respectively. Fixed maturities were $2,240,202,000 and $1,678,138,000 as of December 31, 2004 and 2003 respectively. The investment portfolio increased due to positive cash flow from operations, excluding trading securities activities, which was $698,223,000 and $469,168,000 in 2004 and 2003, respectively. The Company's fixed maturity available-for-sale and trading portfolios are comprised entirely of publicly traded fixed maturity investments. The investment portfolio, which includes cash and cash equivalents, had a weighted average duration of 3.6 years and 3.7 years as of December 31, 2004 and 2003, respectively. Other invested assets currently represent a strategic equity investment in a privately held reinsurance company. The Company maintains and periodically updates an overall duration target for the portfolio and routinely monitors the composition of, and cash flows from, the portfolio to maintain liquidity necessary to meet the Company's obligations.

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

      CAPITAL EXPENDITURES

            None of Platinum Holdings, Platinum US, Platinum UK or Platinum Bermuda has any material commitments for capital expenditures.

CONTRACTUAL OBLIGATIONS

The company has the following contractual obligations ($ in thousands):

                                                     Less than        1 - 3          3 - 5       More than
     Contractual Obligations           Total           1 year         years          Years        5 years
---------------------------------   ----------       ---------       -------        -------     ----------
Equity Security Units (1) .......   $  137,500        137,500              -              -     $        -
Operating Leases (2) ............       17,255          2,570          4,121          3,794          6,770
Gross unpaid losses and LAE (3)..   $1,380,955        496,189        327,172        164,267     $  393,327

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

                                                          Interest Rate Shift in Basis Points
                                        ----------------------------------------------------------------------
                                          - 100 bp      - 50 bp       Current      + 50 bp         + 100 bp
                                        ------------   ----------    ---------    -----------    -------------
Total market value ..................   $ 2,320,272    2,279,434     2,240,202    2,194,504        2,151,497

Percent change in market value ......           3.6%         1.8%            -         (2.0%)           (4.0%)

Resulting unrealized appreciation /
  (depreciation) ....................   $    93,051       52,213        12,981      (32,717)     $   (75,724)

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

SOURCES OF FAIR VALUE

            The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2004 ($ in thousands):

                                                                Carrying          Fair
                                                                 Amount          Value
                                                             -------------   -------------
Financial assets:
  Fixed maturities available-for-sale ....................   $   2,157,529   $   2,157,529
  Fixed maturity trading securities ......................          82,673          82,673
                                                             -------------   -------------
        Total fixed maturities ...........................       2,240,202       2,240,202
                                                             -------------   -------------
  Other invested asset ...................................           6,769           6,769

Financial liabilities:
  Debt obligations .......................................   $     137,500   $     165,000

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company as of December 31, 2004 and 2003 and for the years then ended and for the period from April 19, 2002 (date of inception) through December 31, 2002, together with the report thereon by KPMG LLP, the Company's independent registered public accounting firm, are set forth on pages F-1 through F-40 hereto. The combined statements of the reinsurance underwriting segment of St. Paul prior to the Initial Public Offering (the "Predecessor") for the period from January 1, 2002 through November 1, 2002, together with the report thereon by KPMG LLP, the Predecessor's independent registered public accounting firm, are set forth on pages P-1 through P-14 hereto.

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

                                     PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

      The consolidated financial statements of the Company as of December 31, 2004 and 2003 and for the years then ended and for the period from April 19, 2002 (date of inception) through December 31, 2002, together with the report thereon by KPMG LLP, the Company's independent registered public accounting firm, are set forth on pages F-1 through F-40 hereto. The combined statements of the Predecessor for the period from January 1, 2002 through November 1, 2002, together with the report thereon by KPMG LLP, the Predecessor's independent registered public accounting firm, are set forth on pages P-1 through P-14 hereto.

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

EXHIBITS

Exhibit
Number                                            Description
-------    ----------------------------------------------------------------------------------------------
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

4.3        Indenture Supplement dated November 1, 2002 among Platinum Holdings, Platinum Finance and
           JPMorgan Chase Bank. (2)

4.4        Purchase Contract Agreement dated November 1, 2002 between Platinum Holdings and JPMorgan Chase
           Bank. (2)

4.5        Pledge Agreement dated November 1, 2002 among Platinum Holdings, State Street Bank and Trust
           Company and JPMorgan Chase Bank. (2)

4.6        Form of Senior Note of Platinum Finance. (2)

4.7        Form of Guarantee of Platinum Holdings. (2)

Exhibit
Number                                                Description
-------     ------------------------------------------------------------------------------------------------
 4.8        Form of Normal Unit. (2)

 4.9        Form of Stripped Unit. (2)

10.1*       Share Unit Plan for Non-Employee Directors. (2)

10.2*       Summary of Director Compensation  (12)

10.3*       2002 Share Incentive Plan. (2)

10.4*       2002 Share Incentive Plan (UK Sub-Plan).  (7)

10.5*       Annual Incentive Plan.  (7)

10.6*       Section 162(m) Performance Incentive Plan.  (7)

10.7*       Executive Retirement Savings Plan.  (7)

10.8*       Executive Bonus Deferral Plan.  (7)

10.9*       Executive Incentive Plan.  (7)

10.10*      First Amendment to the Executive Incentive Plan dated November 5, 2004.  (9)

10.11*      Capital Accumulation Plan. (2)

10.12*      Employment Agreement dated July 5, 2002 between Michael E. Lombardozzi and St. Paul Re, Inc. and assumed by Platinum Holdings.  (1)

10.13*      Amendment dated August 15, 2002 to the Employment Agreement dated July 5, 2002 between Michael
            E. Lombardozzi and St. Paul Re, Inc. and assumed by Platinum Holdings.  (1)

10.14*      Amendment dated March 12, 2004 to the Employment Agreement dated July 5, 2002 between Michael E.
            Lombardozzi and St. Paul Re, Inc. and assumed by Platinum Holdings.  (7)

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

10.21*      Amendment dated August 16, 2002 to the Employment Agreement dated July 3, 2002 between William
            A. Robbie and St. Paul Re, Inc. (1)

Exhibit
Number                                                Description
-------     ------------------------------------------------------------------------------------------------
10.22*      Amendment dated March 12, 2004 to the Employment Agreement dated July 3, 2002 between William A.
            Robbie and St. Paul Re, Inc. and assumed by Platinum Holdings.  (7)

10.23*      Separation Agreement dated June 24, 2004 between William A. Robbie and Platinum Holdings.  (8)

10.24*      Letter Agreement dated August 14, 2002 between Neal J. Schmidt and St. Paul Re, Inc. and assumed
            by Platinum US.   (2)

10.25*      Separation and Consulting Agreement dated May 13, 2003 between Jerome T. Fadden and Platinum
            Holdings.  (3)

10.26*      Letter Agreement, dated June 20, 2003 between Gregory E.A. Morrison and Platinum Holdings. (4)

10.27*      Amendment dated January 7, 2004 to the Letter Agreement dated June 20, 2003 between Gregory E.A.
            Morrison and Platinum Holdings.  (6)

10.28       Securities Purchase Agreement dated July 20, 2003 between Gregory E.A. Morrison and Platinum
            Holdings. (4)

10.29*      Employment Agreement dated June 24, 2004 between Joseph F. Fisher and Platinum Holdings.  (8)

10.30*      Letter Agreement dated June 24, 2004 between H. Elizabeth Mitchell and Platinum US.  (8)

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

10.38       Employee Benefits and Compensation Matters Agreement dated November 1, 2002 between St. Paul and
            Platinum US. (2)

10.39       Master Services Agreement dated November 1, 2002 between Platinum Holdings and St. Paul. (2)

10.40       Letter Agreement dated June 30, 2003 extending the Master Services Agreement dated November 1,
            2002 between Platinum Holdings and St. Paul.  (4)

Exhibit
Number                                                Description
-------     ------------------------------------------------------------------------------------------------
10.41       Letter Agreement dated May 19, 2004 extending the Master Services Agreement dated November 1,
            2002 between Platinum Holdings and St. Paul.  (8)

10.42       UK Master Services Agreement dated November 1, 2002 between St. Paul Reinsurance Company Limited and Platinum UK. (2)

10.43       Addendum dated December 10, 2003 to the UK Master Services Agreement dated November 1, 2002 between St. Paul Reinsurance Company Limited and Platinum UK.  (6)

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

10.54       Amendment dated March 22, 2004 to Registration Rights Agreement dated November 1, 2002 between
            St. Paul and Platinum Holdings. (7)

10.55       Reimbursement Letter Agreement dated March 25, 2004 between St. Paul and Platinum Holdings. (7)

10.56       Option Agreement dated November 1, 2002 between Platinum Holdings and RenaissanceRe Holdings
            Ltd. (2)

10.57       Amended and Restated Option Agreement dated November 18, 2004 between Platinum Holdings and
            RenaissanceRe Holdings Ltd. (10)

Exhibit
Number                                                Description
-------     ------------------------------------------------------------------------------------------------
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

Exhibit
Number                                                Description
-------     ------------------------------------------------------------------------------------------------
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

10.90       Security Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (2)

10.91       Addendum No. 1 effective January 1, 2004 to the Security Agreement dated November 26, 2002, between Platinum Bermuda and Platinum UK. (7)

10.92       Control Agreement dated November 26, 2002 among Platinum Bermuda, Platinum UK and State Street
            Bank and Trust Company. (2)

10.93       Discretionary Investment Advisory Agreement dated November 26, 2002 between Platinum Bermuda and
            Platinum UK. (2)

Exhibit
Number                                                Description
-------     ------------------------------------------------------------------------------------------------
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

Exhibit
Number                                                Description
-------     ------------------------------------------------------------------------------------------------
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

21.1        Subsidiaries of Platinum Holdings. (12)

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

Exhibit
Number                                                Description
-------     ------------------------------------------------------------------------------------------------
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

(9) Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the Commission on November 9, 2004.

(10) Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the Commission on November 18, 2004.

(11) Incorporated by reference from Platinum Holdings' Current Report on Form 8-K, filed with the Commission on January 11, 2005.

(12) Incorporated by reference from Platinum Holdings' Annual Report on Form 10-K, filed with the Commission on March 16, 2005

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf of the undersigned, thereunto duly authorized in Pembroke, Bermuda.

Date: September 20, 2005

                                     PLATINUM UNDERWRITERS HOLDINGS, LTD.

                                     /s/ Gregory E.A. Morrison
                                     --------------------------------------
                                     Gregory E.A. Morrison
                                     President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                           Title                   Date
--------------------------    ----------------------------------    ----
/s/ Gregory E.A. Morrison     President, Chief Executive Officer      *
--------------------------    and Director
Gregory E.A. Morrison         (Principal Executive Officer)

/s/ Joseph F. Fisher          Executive Vice President and Chief      *
--------------------------    Financial Officer (Principal
Joseph F. Fisher              Financial and Accounting Officer)

/s/ Steven H. Newman          Chairman of the Board of Directors      *
--------------------------
Steven H. Newman

                              Director
--------------------------
H. Furlong Baldwin

/s/ Jonathan F. Bank          Director                                *
--------------------------
Jonathan F. Bank

                              Director
--------------------------
Dan R. Carmichael

/s/ Robert V. Deutsch         Director                                *
--------------------------
Robert V. Deutsch

                              Director
--------------------------
Peter T. Pruitt

* - Signed as of September 20, 2005

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                             TABLE OF CONTENTS PAGE

                                                                                                     Page
                                                                                                     ----
Report of Independent Registered Public Accounting Firm............................................   F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003.......................................   F-3

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2004
    and 2003 and the period from April 19, 2002 (date of inception) through December 31, 2002......   F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004 and 2003 and
    the period from April 19, 2002 (date of inception) through December 31, 2002...................   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003 and the
    period from April 19, 2002 (date of inception) through December 31, 2002.......................   F-6

Notes to Consolidated Financial Statements.........................................................   F-7

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

/s/ KPMG LLP

New York, New York
February 25, 2005

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003
                    (amounts in thousands, except share data)

                                                                                     2004              2003
                                                                                ---------------   ---------------
                                   ASSETS
Investments:
  Fixed maturities available-for-sale at fair value
    (amortized cost - $2,144,290 and $1,560,807, respectively)...............   $     2,157,529   $     1,583,505
  Fixed maturity trading securities at fair value
    (amortized cost - $82,931 and $95,926, respectively).....................            82,673            94,633
  Other invested asset.......................................................             6,769             6,910
                                                                                ---------------   ---------------
        Total investments....................................................         2,246,971         1,685,048
Cash and cash equivalents....................................................           209,897           105,461
Accrued investment income....................................................            23,663            17,492
Reinsurance premiums receivable..............................................           580,048           487,441
Reinsurance recoverable on ceded losses and loss adjustment expenses.........             2,005             5,102
Prepaid reinsurance premiums.................................................             2,887             6,129
Funds held by ceding companies...............................................           198,048            65,060
Deferred acquisition costs...................................................           136,038            79,307
Income tax recoverable.......................................................             1,325             9,360
Deferred tax assets..........................................................             8,931             3,711
Other assets.................................................................            12,182            21,461
                                                                                ---------------   ---------------
        Total assets.........................................................   $     3,421,995   $     2,485,572
                                                                                ===============   ===============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Unpaid losses and loss adjustment expenses.................................   $     1,380,955   $       736,934
  Unearned premiums..........................................................           502,423           305,985
  Reinsurance deposit liabilities............................................            20,189             5,699
  Debt obligations...........................................................           137,500           137,500
  Ceded premiums payable.....................................................             2,384             6,205
  Commissions payable........................................................           181,925           176,310
  Funds withheld.............................................................            11,999                 -
  Deferred tax liabilities...................................................            10,404             5,503
  Other liabilities..........................................................            41,213            44,233
                                                                                ---------------   ---------------
        Total liabilities....................................................         2,288,992         1,418,369
                                                                                ---------------   ---------------

Shareholders' Equity
  Preferred shares, $.01 par value, 25,000,000 shares authorized,
    no shares issued or outstanding..........................................                 -                 -
  Common shares, $.01 par value, 200,000,000 shares authorized, 43,087,407
    and 43,054,125 shares issued and outstanding, respectively...............               430               430
  Additional paid-in capital.................................................           911,851           910,505
  Accumulated other comprehensive income.....................................            12,252            18,774
  Retained earnings..........................................................           208,470           137,494
                                                                                ---------------   ---------------
        Total shareholders' equity...........................................         1,133,003         1,067,203
                                                                                ---------------   ---------------
        Total liabilities and shareholders' equity...........................   $     3,421,995   $     2,485,572
                                                                                ===============   ===============

See accompanying notes to consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Consolidated Statements of Income and Comprehensive Income
           For the years ended December 31, 2004 and 2003 and for the period from April 19, 2002 (date of inception) through December 31, 2002
                    (amounts in thousands, except share data)

                                                                       2004          2003         2002
                                                                   -------------   ---------   -----------
Revenue:
  Net premiums earned...........................................   $   1,447,935   1,067,527   $   107,098
  Net investment income.........................................          84,532      57,645         5,211
  Net realized gains on investments.............................           1,955       2,781            25
  Other income..................................................           3,211       3,343           167
                                                                   -------------   ---------   -----------
        Total revenue...........................................       1,537,633   1,131,296       112,501
                                                                   -------------   ---------   -----------

Expenses:
  Losses and loss adjustment expenses...........................       1,019,804     584,171        60,356
  Acquisition expenses..........................................         327,821     251,226        25,474
  Operating expenses............................................          66,333      92,595        16,334
  Net foreign currency exchange losses (gains)..................            (725)        114        (2,017)
  Interest expense..............................................           9,268       9,492         1,261
                                                                   -------------   ---------   -----------
        Total expenses..........................................       1,422,501     937,598       101,408
                                                                   -------------   ---------   -----------
        Income before income tax expense........................         115,132     193,698        11,093
Income tax expense..............................................          30,349      48,875         4,655
                                                                   -------------   ---------   -----------
        Net income..............................................   $      84,783     144,823   $     6,438
                                                                   =============   =========   ===========

Earnings per share:
  Basic earnings per share......................................   $        1.96        3.37   $      0.15
  Diluted earnings per share....................................   $        1.81        3.09   $      0.15

Comprehensive income:
  Net income....................................................   $      84,783     144,823   $     6,438
  Other comprehensive income:
    Unrealized gains on available-for-sale securities, net of
      deferred tax..............................................          (6,910)      7,570        10,581
    Cumulative translation adjustments, net of deferred tax.....             388         623             -
                                                                   -------------   ---------   -----------
        Comprehensive income....................................   $      78,261     153,016   $    17,019
                                                                   =============   =========   ===========

Shareholder dividends:
  Dividends declared............................................   $      13,807      13,767   $         -
  Dividends declared per share..................................   $        0.32        0.32   $         -

See accompanying notes to consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
             For the years ended December 31, 2004 and 2003 and for
  the Period from April 19, 2002 (date of inception) through December 31, 2002
                             (amounts in thousands)

                                                                    2004             2003        2002
                                                                 -----------      ---------  ------------
Preferred shares:
  Balances at beginning and end of period.....................   $         -              -  $          -
                                                                 -----------      ---------  ------------

Common shares:
  Balances at beginning of period.............................           430            430
  Initial capitalization......................................             -              -            12
  Redemption of shares issued in initial capitalization.......             -              -           (12)
  Exercise of share options...................................             2              -             -
  Issuance of common shares...................................             1              -           430
  Purchase of common shares...................................            (3)             -             -
                                                                 -----------      ---------  ------------
        Balances at end of period.............................           430            430           430
                                                                 -----------      ---------  ------------

Additional paid-in-capital:
  Balances at beginning of period.............................       910,505        903,797             -
  Initial capitalization......................................             -              -           108
  Redemption of shares issued in initial capitalization.......             -              -          (108)
  Exercise of share options...................................         7,405            678             -
  Share based compensation....................................         2,358          5,510             -
  Issuance of common shares...................................         1,565            520       904,658
  Purchase of common shares...................................        (9,982)             -             -
  Purchase contract adjustment payments.......................             -              -        (6,639)
  Assets contributed by St. Paul..............................             -              -         5,778
                                                                 -----------      ---------  ------------
        Balances at end of period.............................       911,851        910,505       903,797
                                                                 -----------      ---------  ------------

Accumulated other comprehensive income (loss):
  Balances at beginning of period.............................        18,774         10,581             -
  Net change in unrealized (losses) gains and losses on
    available-for-sale securities, net of deferred tax........        (6,910)         7,570        10,581
  Net change in cumulative translation adjustments, net of
    deferred tax..............................................           388            623             -
                                                                 -----------      ---------  ------------
        Balances at end of period.............................        12,252         18,774        10,581
                                                                 -----------      ---------  ------------

Retained earnings:
  Balances at beginning of period.............................       137,494          6,438             -
  Net income..................................................        84,783        144,823         6,438
  Dividends paid to shareholders..............................       (13,807)       (13,767)            -
                                                                 -----------      ---------  ------------
        Balances at end of period.............................       208,470        137,494         6,438
                                                                 -----------      ---------  ------------
        Total shareholders' equity............................   $ 1,133,003      1,067,203  $    921,246
                                                                 ===========      =========  ============

See accompanying notes to consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the years ended December 31, 2004 and 2003 and for
  the Period from April 19, 2002 (date of inception) through December 31, 2002
                             (amounts in thousands)

                                                                                       2004           2003           2002
                                                                                    -----------     ----------   ------------
Operating Activities:
  Net income.............................................................           $    84,783        144,823   $      6,438
  Adjustments to reconcile net income to cash used in operations:
    Depreciation and amortization........................................                20,642         23,321          2,469
    Net realized gains on investments....................................                (1,955)        (2,781)           (25)
    Net foreign currency exchange (gains) losses.........................                  (725)           114              -
    Share based compensation.............................................                 2,358          5,510              -
    Trading securities activities........................................                16,510        (85,861)             -
    Changes in assets and liabilities:
      Increase in accrued investment income..............................                (6,171)        (7,499)        (9,993)
      Increase in reinsurance premiums receivable........................               (92,607)      (481,843)        (5,599)
      (Increase) decrease in amounts receivable from St. Paul............                     -         54,096        (39,750)
      Increase in funds held by ceding companies.........................              (132,988)       (10,158)             -
      (Increase) decrease in deferred acquisition costs..................               (56,731)       (29,975)         4,058
      Increase in net unpaid losses and loss adjustment expenses.........               641,062        440,859         60,356
      Increase (decrease) in net unearned premiums.......................               199,680        108,840        (52,984)
      Increase (decrease) in reinsurance deposit liabilities.............                14,490        (17,962)          (167)
      Increase (decrease) in ceded premiums payable......................                (3,821)         6,205              -
      Increase in commissions payable....................................                 5,615        138,749          6,595
      Increase in funds withheld.........................................                11,999              -              -
      Changes in other assets and liabilities............................                12,210        (12,094)        19,152
  Cash from St. Paul related to the November 1, 2002 assumption of
    liabilities on reinsurance contracts becoming effective in 2002......                     -        108,336        288,648
  Other net..............................................................                   382            627          2,195
                                                                                    -----------     ----------   ------------
        Net cash provided by operating activities........................               714,733        383,307        281,393
                                                                                    -----------     ----------   ------------

Investing Activities:
  Proceeds from sale of available-for-sale fixed maturities..............               498,945        393,245        120,421
  Proceeds from maturity or paydown of available-for-sale fixed
    maturities...........................................................               136,472        132,979              -
  Acquisition of available-for-sale fixed maturities.....................            (1,230,895)    (1,066,077)    (1,157,416)
  Other invested asset acquired..........................................                     -         (6,910)             -
                                                                                    -----------     ----------   ------------
        Net cash used in investing activities............................              (595,478)      (546,763)    (1,036,995)
                                                                                    -----------     ----------   ------------

Financing Activities:
  Net proceeds from shares issued in initial capitalization..............                     -              -            120
  Redemption of shares issued in initial capitalization..................                     -              -           (120)
  Dividends paid to shareholders.........................................               (13,807)       (13,767)             -
  Proceeds from exercise of share options................................                 7,406            678              -
  Proceeds from issuance of common shares................................                 1,567            520        905,088
  Net proceeds from issuance of debt securities..........................                     -              -        132,000
  Purchase of common shares..............................................                (9,985)             -              -
                                                                                    -----------     ----------   ------------
        Net cash (used in) provided by  financing activities.............               (14,819)       (12,569)     1,037,088
                                                                                    -----------     ----------   ------------
        Net increase (decrease) in cash and cash equivalents.............               104,436       (176,025)       281,486

Cash and cash equivalents at beginning of period.........................               105,461        281,486              -
                                                                                    -----------     ----------   ------------
Cash and cash equivalents at end of period...............................           $   209,897        105,461   $    281,486
                                                                                    ===========     ==========   ============

Supplemental disclosures of cash flow information:
  Income taxes paid......................................................           $     8,549         65,912   $          -
  Interest paid..........................................................           $     7,442          7,888   $          -

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

      Fixed maturities owned that the Company may not have the positive intent to hold until maturity

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income as a separate component of shareholders' equity, net of deferred tax. Fixed maturities owned that the Company has the intent to sell prior to maturity are classified as trading securities and reported at fair value, with unrealized gains and losses included in other income. Securities classified as trading securities are generally foreign currency denominated securities intended to match net liabilities denominated in foreign currencies in order to minimize net exposures arising from fluctuations in foreign currency exchange rates. The fair values of fixed maturities are based on quoted market prices at the reporting date for those or similar investments.

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

      Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period and, consequently, include estimates of premiums that are written but not reported ("WBNR"). In addition to estimating WBNR, the Company estimates the portion of premium earned but not reported ("EBNR"). The estimates of WBNR and EBNR include amounts reported by the ceding companies, information obtained during audits and other information received from ceding companies. The Company also estimates the expenses associated with these premiums in the form of losses, loss adjustment expenses ("LAE") and commissions. As actual premiums are reported by ceding companies, management evaluates the appropriateness of the premium estimates and any adjustments to these estimates are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made. Adjustments to original premium estimates could be material and could significantly impact earnings in the period they are recorded. Due to the time lag

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and receivable represent estimated premiums, net of commissions, and is not currently due based on the terms of the underlying contracts.

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

      Costs incurred in issuing debt are capitalized and amortized over the life of the debt. If the effect of the issuance of common shares in exchange for the senior notes is dilutive to earnings per share, it is included in the calculation of diluted earnings per share as if the common shares were issued and the

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

proceeds received were used to pay down the senior notes at the beginning of the reporting period.

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

Income Taxes

      The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted. A valuation allowance is established for deferred tax assets where it is more likely than not that future tax benefits will not be realized.

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

      Had the Company calculated and recorded compensation expense for share option grants based on the "fair value" method described in SFAS 123 for options granted prior to 2003, net income and earnings per share, net of tax, for the years ended December 31, 2004 and 2003 and the 2002 Period would have been the pro forma amounts as indicated below ($ in thousands, except per share data):

                                                2004          2003      2002 Period
                                           -------------     -------   -------------
Share based compensation expense:
  As reported...........................   $       2,358       5,510   $           -
  Pro forma.............................           7,026      14,774           1,070

Net income:
  As reported............................         84,783     144,823           6,438
  Pro forma..............................         80,115     135,559           5,368

Basic earnings per share:
  As reported............................           1.96        3.37            0.15
  Pro forma..............................           1.86        3.15            0.12

Diluted earnings per share:
  As reported............................           1.81        3.09            0.15
  Pro forma..............................  $        1.72        2.90   $        0.12

      In December 2004, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 123R "Share Based Payment" ("SFAS 123R"). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that, prospectively, compensation

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

costs be recognized for the fair value of all share options, including the cost related to the unvested portion of all outstanding share options as of December 31, 2004. The share based compensation expense for share options currently outstanding are to be based on the same cost model used to calculate the pro forma disclosures under SFAS 123. Consequently, the pro forma share based compensation expense and pro forma income above are the same as if the Company had adopted SFAS 123R in 2004.

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

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

Liabilities assumed:
  Net unpaid losses and LAE..................................    $     221,303
  Net unearned premiums......................................          244,000
  Reinsurance deposit liabilities............................           23,828
  Profit commission liabilities..............................           16,145
                                                                 -------------
                                                                       505,276
Ceding commission to St. Paul................................          (53,390)
                                                                 -------------
                                                                       451,886
                                                                 -------------

Assets received:
  Cash.......................................................          288,648
  Funds held.................................................           54,902
                                                                 -------------
                                                                       343,550
                                                                 -------------
Amount due from St. Paul.....................................    $     108,336
                                                                 -------------

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

3.    INVESTMENTS

      The Company's available-for-sale fixed maturities at December 31, 2004 and 2003 were as follows ($ in thousands):

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

                                                                           Gross        Gross
                                                          Amortized     Unrealized    Unrealized
                                                             Cost          Gains        Losses       Fair Value
                                                        --------------  ----------    ----------    ------------
December 31, 2004:

U.S. Government and U.S. Government agencies.........   $        4,227           -            24    $      4,203
Corporate bonds......................................        1,349,167      14,960         4,775       1,359,352
Mortgage and asset-backed securities.................          508,757       3,898         1,586         511,069
Municipal bonds......................................          214,088       1,751           588         215,251
Foreign governments and states.......................           64,301          57           380          63,978
                                                        --------------  ----------    ----------    ------------
        Total bonds..................................        2,140,540      20,666         7,353       2,153,853

Redeemable preferred stocks..........................            3,750           -            74           3,676
                                                        --------------  ----------    ----------    ------------
        Total available-for-sale fixed maturities....   $    2,144,290      20,666         7,427    $  2,157,529
                                                        --------------  ----------    ----------    ------------

December 31, 2003:

U.S. Government and U.S. Government agencies.........   $        5,065          22            55    $      5,032
Corporate bonds......................................        1,077,399      20,412         1,856       1,095,955
Mortgage and asset-backed securities.................          267,774       1,386           785         268,375
Municipal bonds......................................           91,019       1,130           106          92,043
Foreign governments and states.......................          115,800       2,891           273         118,418
                                                        --------------  ----------    ----------    ------------
        Total bonds..................................        1,557,057      25,841         3,075       1,579,823

Redeemable preferred stocks..........................            3,750           -            68           3,682
                                                        --------------  ----------    ----------    ------------
        Total available-for-sale fixed maturities....   $    1,560,807      25,841         3,143    $  1,583,505
                                                        --------------  ----------    ----------    ------------

      Amortized cost and fair value of available-for-sale fixed maturities by contractual maturity at December 31, 2004 are shown below; actual maturities could differ from contractual maturities due to call or prepayment provisions ($ in thousands):

                                                           Amortized
                                                              Cost          Fair Value
                                                         -------------     -------------
Due in one year or less...............................   $      54,567     $      54,390
Due from one to five years............................         929,647           932,655
Due from five to ten years............................         411,388           415,697
Due in ten or more years..............................         236,181           240,042
Mortgage and asset backed securities..................         508,757           511,069
                                                         -------------     -------------
        Total bonds...................................       2,140,540         2,153,853
Redeemable preferred stocks...........................           3,750             3,676
                                                         -------------     -------------
        Total available-for-sale fixed maturities.....   $   2,144,290     $   2,157,529
                                                         -------------     -------------

      Investment income for the years ended December 31, 2004 and 2003 and the 2002 Period is summarized as follows ($ in thousands):

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

                                                   2004          2003     2002 Period
                                                -----------     ------    -----------
Fixed maturities............................    $    82,038     55,727    $     4,389
Cash and cash equivalents...................          2,261      3,133          1,183
Funds held..................................          2,651        776              -
                                                -----------     ------    -----------
                                                     86,950     59,636          5,572
  Less investment expenses..................          2,418      1,991            361
                                                -----------     ------    -----------
Net investment income.......................    $    84,532      57,645   $     5,211
                                                -----------     ------    -----------

      Net realized gains and losses from investments for the years ended December 31, 2004 and 2003 and the 2002 Period were as follows ($ in thousands):

                                                    2004         2003      2002 Period
                                                -----------     -----      -----------
Gross realized gains........................    $     5,706     4,639      $       423
Gross realized losses.......................          3,751     1,858              398
                                                -----------     -----      -----------
        Net realized gains..................    $     1,955     2,781      $        25
                                                -----------     -----      -----------

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

      Net change in unrealized investment gains (losses) for the years ended December 31, 2004 and 2003 and the 2002 Period were as follows ($ in thousands):

                                                    2004               2003       2002 Period
                                                -----------           ------      -----------
Fixed maturities available for sale.........    $    (9,459)          10,405      $    12,293
Less deferred tax...........................          2,549            2,835            1,712
                                                -----------           ------      -----------
        Net change in unrealized gains......    $    (6,910)           7,570      $    10,581
                                                -----------           ------      -----------

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

      The unrealized losses of fixed maturities available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

                                                                                Unrealized
                                                                Fair Value         Loss
                                                                ----------      ----------
Less than twelve months:

U.S. Government and U.S. Government agencies..............      $    4,203      $       24
Corporate bonds...........................................         526,856           4,396
Mortgage and asset-backed securities......................         150,597           1,131
Municipal bonds...........................................          50,227             588
Foreign governments and states............................          38,574             337
Redeemable preferred stock................................           3,677              74
                                                                ----------      ----------
        Total.............................................      $  774,134      $    6,550
                                                                ----------      ----------

Twelve months or more:

Corporate bonds...........................................      $   13,758      $      422
Mortgage and asset-backed securities......................          29,124             455

                                                                ----------      ----------
        Total.............................................      $   42,882      $      877
                                                                ----------      ----------

Total unrealized losses:

U.S. Government and U.S. Government agencies..............      $    4,203      $       24
Corporate bonds...........................................         540,614           4,818
Mortgage and asset-backed securities......................         179,721           1,586
Municipal bonds...........................................          50,227             588
Foreign governments and states............................          38,574             337
Redeemable preferred stocks...............................           3,677              74
                                                                ----------      ----------
        Total.............................................      $  817,016      $    7,427
                                                                ----------      ----------

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

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2004 and 2003 ($ in thousands):

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

                                            December 31, 2004                 December 31, 2003
                                      -----------------------------        -----------------------
                                        Carrying            Fair           Carrying       Fair
                                         Amount             Value           Amount        Value
                                      -------------       ---------        ---------   -----------
Financial assets:
  Fixed maturities.................   $   2,240,202       2,240,202        1,678,138   $ 1,678,138
  Other invested asset.............           6,769           6,769            6,910         6,910

Financial liabilities:
  Debt obligations.................   $     137,500         165,000          137,500   $   170,445

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

Losses.....................................................................    $  230,475
Less:
  Additional premiums earned...............................................       (29,265)
  Profit commissions.......................................................       (10,243)
                                                                               ----------
        Net adverse impact before income tax benefit ......................    $  190,967
                                                                               ----------

      Activity in the liability for unpaid losses and LAE for the years ended December 31, 2004, 2003 and the 2002 Period is summarized as follows ($ in thousands):

                                                                2004                2003      2002 Period
                                                           -------------           -------    -----------
Net unpaid losses and LAE as of the beginning of
  period................................................   $     731,918           281,659    $         -
                                                           -------------           -------    -----------

Net incurred related to:
  Current year..........................................       1,101,820           648,137         60,356
  Prior year............................................         (82,016)          (63,966)             -
                                                           -------------           -------    -----------
        Total net incurred losses and LAE...............       1,019,804           584,171         60,356
                                                           -------------           -------    -----------

Unpaid losses and LAE assumed from St. Paul.............               -                 -        221,303
                                                           -------------           -------    -----------

Net paid losses and LAE:
  Current year..........................................         174,870           102,669              -
  Prior year............................................         205,889            41,709              -
                                                           -------------           -------    -----------
        Total net paid losses and LAE...................         380,759           144,378              -
                                                           -------------           -------    -----------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

                                                                2004                2003      2002 Period
                                                           -------------           -------    -----------
Effects of foreign currency exchange rate changes.......           8,264            10,466              -
                                                           -------------           -------    -----------
Net unpaid losses and LAE as of the end of period.......       1,379,227           731,918        281,659

Reinsurance recoverable.................................           1,728             5,016              -
                                                           -------------           -------    -----------
Gross unpaid losses and LAE at end of period............   $   1,380,955           736,934    $   281,659
                                                           -------------           -------    -----------

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

      Because many of the reinsurance coverages offered by the Company will likely involve claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to ultimate exposure to losses are an integral and necessary component of the process of estimating unpaid losses and LAE. The inherent uncertainties of estimating unpaid losses and LAE are further exacerbated with respect to reinsurers by the significant amount of time that often elapses between the occurrence of an insured loss, the reporting of that loss to the primary reinsurer and then to the reinsurer, and the primary insurer's payment of that loss to the insured and subsequent payment by the reinsurer to the primary insurer. Unpaid losses and LAE are reviewed quarterly using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data and prevailing economic, social and legal factors. Unpaid losses and LAE established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated unpaid losses and LAE are reflected in financial results in the periods in which they are made.

5.    RETROCESSIONAL REINSURANCE

      Reinsurance is the transfer of risk, by contract, from one insurance company to another for consideration of premium. Retrocessional reinsurance is reinsurance ceded by a reinsurer to insure against all or a portion of its reinsurance written. Retrocessional reinsurance agreements provide the Company with increased capacity to write larger risks, limit its maximum loss arising from any one occurrence and maintain its exposure to loss within its capital resources. Retrocessional reinsurance contracts do not relieve the Company from its obligations under its contracts. Failure of reinsurers to

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

honor their obligations could result in losses to the Company. Consequently, the Company has a contingent liability to the extent of any unpaid losses and LAE ceded to another company. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

      The effects of reinsurance on premiums, losses and LAE for the years ended December 31, 2004 and 2003 and the 2002 Period are as follows ($ in thousands):

                                                              Assumed            Ceded         Net
                                                            ------------        ------     ------------
As of and for the year ended December 31, 2004:

  Premiums written......................................    $  1,659,790        13,777     $  1,646,013
  Premiums earned.......................................       1,465,058        17,123        1,447,935
  Losses and LAE........................................       1,018,106        (1,698)       1,019,804
  Unpaid losses and LAE ................................    $  1,380,955         1,728     $  1,379,227

As of and for the year ended December 31, 2003:

  Premiums written......................................    $  1,198,473        26,331     $  1,172,142
  Premiums earned.......................................       1,088,109        20,582        1,067,527
  Losses and LAE........................................         589,656         5,485          584,171
  Unpaid losses and LAE.................................    $    736,934         5,016     $    731,918

As of December 31, 2002 and the 2002 Period:

  Premiums written......................................    $    298,114             -     $    298,114
  Premiums earned.......................................         107,098             -          107,098
  Losses and LAE........................................          60,356             -           60,356
  Unpaid losses and LAE.................................    $    281,659             -     $    281,659

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

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

                                                         2004        2003
                                                         ----        ----
Retroceded by Platinum US to Platinum Bermuda:
  Premiums earned ................................   $  515,869   $  270,913
  Incurred losses and LAE ........................      562,193      214,796

Retroceded by Platinum UK to Platinum Bermuda:
  Premiums earned ................................       89,394       43,998
  Incurred losses and LAE ........................   $   57,830   $   17,542

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

      Based on the fair value of the Company's common shares, the Company would issue 5,008,850 common shares of the Company in exchange for the senior notes if the contract holders were able to purchase common shares at December 31, 2004. A decrease in the fair value of the Company's common shares from the fair value at December 31, 2004 would increase the number of common shares that would be issued by as much as 1,102,200 additional shares. An increase in the fair value of the Company's common shares from the fair value at December 31, 2004 would not alter the number of common shares that would be issued. The maximum number of common shares that the Company is obligated to issue in exchange for the senior notes is 6,111,050 should the fair value of the common shares be $22.50 per share or less. The ESU related agreements provides for the issuance of additional common shares as well as the remarketing of the ESU debt obligations in 2005.

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

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

7.    INCOME TAXES

      The Company provides income taxes based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. Platinum Holdings and Platinum Bermuda are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation. Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance from the Bermuda Minister of Finance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Platinum Holdings has subsidiaries based in the United States, the United Kingdom and Ireland that are subject to the tax laws thereof.

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

      Income (loss) before income taxes for the years ended December 31, 2004 and 2003 and the 2002 Period by location is as follows ($ in thousands):

                                              2004          2003     2002 Period
                                              ----          ----     -----------
United States ..........................   $   73,020      122,485   $   13,858
Bermuda ................................       19,423       48,191       (1,735)
Other ..................................       22,689       23,022       (1,030)
                                           ----------      -------   ----------
        Income before income taxes .....   $  115,132      193,698   $   11,093
                                           ----------      -------   ----------

      Income tax expense for the years ended December 31, 2004 and 2003 and the 2002 Period is comprised of current and deferred as follows ($ in thousands):

                                              2004           2003    2002 Period
                                              ----           ----    -----------
Current ................................   $   28,133       56,681   $     (129)
Deferred ...............................        2,216       (7,806)       4,784
                                           ----------      -------   ----------
        Total ..........................   $   30,349       48,875   $    4,655
                                           ----------      -------   ----------

      A reconciliation of expected income tax expense, computed by applying a 35 percent income tax rate to income before income taxes, to income tax expense for the years ended December 31, 2004 and 2003 and the 2002 Period is as follows ($ in thousands):

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

                                                                                 2004            2003     2002 Period
                                                                              ----------       -------    -----------
Expected income tax expense at 35% ........................................   $   40,296        67,794    $    3,883
Effect of foreign income or loss subject to tax at rates other than 35% ...       (8,222)      (18,316)          712
Tax exempt investment income ..............................................       (1,084)         (740)            -
Other, net ................................................................         (641)          137            60
                                                                              ----------       -------    ----------
        Income tax expense ................................................   $   30,349        48,875    $    4,655
                                                                              ----------       -------    ----------

      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows ($ in thousands):

                                                                                 2004          2003
                                                                              ----------   ----------
Deferred tax assets:
  Unpaid losses and LAE ...................................................   $   31,314   $   27,492
  Unearned premiums .......................................................       15,095       11,142
  Other deferred tax assets ...............................................          188          325
                                                                              ----------   ----------
        Total deferred tax assets .........................................       46,597       38,959
                                                                              ----------   ----------

Deferred tax liabilities:
  Deferred acquisition costs ..............................................       36,892       25,783
  Difference in tax basis carrying value of assets ........................            -        5,337
  Timing differences in recognition of expenses ...........................          558        1,172
  Unrealized net foreign currency exchange losses .........................        7,766        3,625
  Net unrealized gains on investments .....................................        1,999        4,547
  Other deferred tax liabilities ..........................................          855          287
                                                                              ----------   ----------
        Total deferred tax liabilities ....................................       48,070       40,751

                                                                              ----------   ----------
        Total net deferred tax liabilities ................................   $    1,473   $    1,792
                                                                              ----------   ----------

      Income tax assets and liabilities are recorded by offsetting assets and liabilities by tax jurisdiction. The deferred tax assets and liabilities at December 31, 2004 and 2003 are included in the balance sheet as follows ($ in thousands):

                                                                                 2004         2003
                                                                              ----------   ----------
Platinum US deferred tax assets ...........................................   $   49,254   $   39,848
Platinum US deferred tax liabilities ......................................       40,323       36,137
                                                                              ----------   ----------
        Net Platinum US deferred tax assets ...............................        8,931        3,711
                                                                              ----------   ----------
Platinum UK deferred tax assets ...........................................            -           28
Platinum UK deferred tax liabilities ......................................       10,404        5,531
                                                                              ----------   ----------
        Net Platinum UK deferred tax liabilities ..........................       10,404        5,503
                                                                              ----------   ----------
        Total net deferred tax liabilities ................................   $    1,473   $    1,792
                                                                              ----------   ----------

      To evaluate the realization of the deferred tax assets, management considers the timing of the reversal of deferred income and expense items as well as the likelihood that the Company will generate

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

sufficient taxable income to realize the future tax benefits. Management believes that the Company will generate sufficient taxable income to realize the deferred assets and, consequently, did not consider a valuation allowance necessary. The Company has a net operating loss carryforward arising from its operation in the U.K. The net operating loss carryforward does not have an expiration date.

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

      Concurrent with the completion of the Initial Public Offering, Platinum Holdings also sold 3,960,000 common shares (or nine percent of the outstanding common shares) to RenaissanceRe Holdings Ltd. ("RenaissanceRe") at a price of $22.50 per share less the underwriting discount in a private placement pursuant to an Investment Agreement dated as of September 20, 2002 by and among Platinum Holdings, St. Paul and RenaissanceRe (the "Investment Agreement"). Pursuant to the Investment Agreement, RenaissanceRe received an option to purchase up to 2,500,000 additional common shares at any time during the ten years following the Initial Public Offering at a purchase price of $27.00 per share (the "RenRe Option ").

      On November 18, 2004, Platinum Holdings and RenaissanceRe amended the terms of the RenRe Option. As a result of the amendment, in lieu of paying $27.00 per share, any exercise by RenaissanceRe of its option will be settled on a net share basis, which will result in Platinum issuing to RenaissanceRe a number of common shares equal to the excess of the market price per share, determined in accordance

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

with the amendment, over $27.00 less the par value per share multiplied by the number of common shares issuable upon exercise of the option, divided by that market price per share. On January 10, 2005, Platinum Holdings and St. Paul amended the terms of the St. Paul Option. As a result of this amendment, any exercise by St. Paul of its option will be settled on a net share basis, similar that of RenaissanceRe. This amendment had no effect on the consolidated financial statements.

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

      The combined statutory capital and surplus and statutory net income as reported to relevant regulatory authorities for the reinsurance subsidiaries of the Company were as follows ($ in thousands):

                                         2004            2003     2002 Period
                                      -----------     ---------   -----------
Statutory capital and surplus .....   $ 1,124,446     1,096,398   $   965,956
Statutory net income ..............   $    51,803       117,172   $    32,093

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

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

9.    EARNINGS PER SHARE

      Following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2004 and 2003 and the 2002 Period ($ in thousands, except per share data):

                                                              Weighted
                                                              Average
                                                   Net         Shares     Earnings
                                                  Income    Outstanding   Per Share
                                                  ------    -----------   ---------
Year Ended December 31, 2004:
Basic earnings per share:
  Net income ................................   $  84,783      43,158     $    1.96

Effect of dilutive securities:
  Share options and restricted shares .......           -       2,094
  Interest expense related to ESU's .........       6,097           -
  Common share conversion of ESU's ..........           -       5,009

Diluted earnings per share:
                                                ---------      ------
  Income available to common shareholders ...   $  90,880      50,261     $    1.81
                                                ---------      ------
Year Ended December 31, 2003:
Basic earnings per share:
  Net income ................................   $ 144,823      43,019     $    3.37

Effect of dilutive securities:
  Share options .............................           -         717
  Interest expense related to ESU's .........       6,290           -
  Common share conversion of ESU's ..........           -       5,137

Diluted earnings per share:
                                                ---------      ------
  Income available to common shareholders ...   $ 151,113      48,873     $    3.09
                                                ---------      ------

2002 Period:
Basic earnings per share:
  Net income ................................   $   6,438      43,004     $    0.15

Effect of dilutive securities:
  Share options .............................           -         518

Diluted earnings per share:
                                                ---------      ------
  Income available to common shareholders ...   $   6,438      43,522     $    0.15
                                                ---------      ------

10.   SHARE INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS

Share Incentive Compensation

      The Company has a share incentive plan under which key employees and directors of the Company and its subsidiaries may be granted options, restricted share awards or share units. An option award under the Company's share incentive plan allows for the purchase of common shares at a price

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

equal to the closing price of common shares on the New York Stock Exchange on the date immediately preceding the date of the grant. Options to purchase common shares are granted periodically by the Compensation Committee of the Board of Directors, generally vest over three or four years, and expire ten years from the date of grant. The following summary sets forth option activity for the years ended December 31, 2004 and 2003 and the 2002 Period (in thousands, except per share exercise price):

                                               As and for the      As and for the       As and for the
                                                year ended          year ended           period ended
                                             December 31, 2004    December 31, 2003    December 31, 2002
                                             ------------------   ------------------   -----------------
                                                       Weighted             Weighted            Weighted
                                                       Average              Average             Average
                                                       Exercise             Exercise            Exercise
                                             Options    Price     Options    Price     Options   Price
                                             -------   -------    -------   -------    -------  -------
Outstanding - beginning of the period ....    4,614    $ 22.92     4,347    $ 22.50         -   $     -
  Granted ................................      227      31.43       670      25.41     4,352     22.50
  Exercised ..............................      329      22.50        30      22.50         -         -
  Forfeited ..............................       84      22.50       373      22.50         5     22.50
                                              -----                -----                -----
Outstanding - end of the period ..........    4,428    $ 23.40     4,614    $ 22.92     4,347   $ 22.50
                                              -----                -----                -----

Options exercisable at year-end ..........    3,636                1,834                    -
Weighted average exercise price of
   options exercisable at year-end .......             $ 22.99              $ 22.50

The following table summarizes information about share options outstanding at December 31, 2004 (in thousands, except per share exercise price):

                                                                      Exercisable
                                     Weighted                  -------------------------
                                      Average     Weighted                    Weighted
     Range of                        Remaining    Average                     Average
     exercise          Number       Contractual   Exercise        Number      Exercise
      prices        Outstanding        Life        Price       Outstanding     Price
----------------    -----------     -----------   ---------    -----------   -----------
          $22.50       3,530           7.8        $   22.50       3,198      $   22.50

  22.51 -  25.00         165           8.2            22.79          91          22.76

  25.01 -  30.00         520           8.2            26.32         269          26.31

$ 30.01 - $35.00         213           9.4        $   31.67          78      $   31.74

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Dividend yield ....................             1.4%
Risk free interest rate ...........             3.0%
Expected volatility ...............            30.0%
Expected option life ..............          7 years

      These assumptions would have resulted in the following stock-based compensation expense, net of tax ($ in thousands):

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

                                                         2004       2003    2002 Period
                                                        ------     ------   -----------
Stock-based compensation expense, net of tax ......     $6,640     14,511     $1,070
Stock-based compensation expense, net of tax
   included in financial statements                     $1,814      5,175     $    -

      The Company's share incentive plan also provides for the issuance of restricted shares to key employees. During 2004, the Company granted 98,531 restricted shares that vest over a five year period. The fair value of the shares at the date of grant was $2,750,000. There were no restricted share awards in 2003 and 2002.

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

11.   LEASE COMMITMENTS

      Future minimum annual lease commitments under various non-cancelable operating leases for the Company's office facilities are as follows: ($ in thousands):

Years Ending December 31,
  2005 .......................     $  2,570
  2006 .......................        2,336
  2007 .......................        1,785
  2008 .......................        1,860
  2009 .......................        1,934
  Thereafter .................        6,770
                                   --------
        Total ................     $ 17,255
                                   --------

      Rent expense was $3,070,000 and, $3,636,000 for the years ended December 31, 2004 and 2003, respectively.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

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

      Platinum Holdings also entered into a five-year Services and Capacity Reservation Agreement with RenaissanceRe, effective October 1, 2002, pursuant to which RenaissanceRe will provide services to subsidiaries of the Company in connection with their property catastrophe book of business. At the Company's request, RenaissanceRe will analyze the Company's property catastrophe treaties and contracts twice per year and will assist the Company in measuring risk and managing the Company's property catastrophe treaties and contacts. Based upon such analysis, RenaissanceRe will provide the Company with quotations for rates for non-marine non-finite property catastrophe retrocessional coverage with aggregate limits up to $100 million annually, either on an excess-of-loss or proportional basis. The Company and RenaissanceRe may then enter into retrocessional agreements on the basis of the quotations. The fee for the coverage commitment and the services provided by RenaissanceRe under this agreement is 3.5 percent of the Company's gross written non-marine non-finite property catastrophe premium for the contract year, subject to a minimum of $4 million. Either party may terminate this agreement if the other is deemed impaired or insolvent by applicable regulatory or judicial authorities or is the subject of conservation, rehabilitation, liquidation, bankruptcy or similar insolvency proceedings. Fees related to this agreement were $6,395,000, $5,350,000 and $46,000 for the years ended December 31, 2004 and 2003 and the 2002 Period, respectively. Fees related to this agreement are included in operating expenses.

      Renaissance Underwriting Managers Ltd. ("RUM"), a subsidiary of RenaissanceRe, and Platinum Bermuda entered into an agreement whereby RUM will, from time to time, provide referrals of treaty and facultative reinsurance contracts to Platinum Bermuda for a fee. The fee is 1.0% of gross premiums written for all pro-rata business, 2.5% of gross premiums written on all excess of loss business, and 7.5% of the margin on all finite business. The Company paid $846,000 and $400,000 in fees for such referrals

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

for the years ended December 31, 2004 and 2003, respectively. The business referred is also subject to a profit commission. Included in the fees under this agreement in 2004 was $727,000 of profit commissions. There were no profit commissions paid under this agreement in 2003.

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

      In managing the Company's operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. The measures used by management in evaluating the Company's operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments together

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

with a reconciliation of underwriting profit or loss to income before income tax expense for the years ended December 31, 2004 and 2003 and the 2002 Period ($ in thousands):

                                                                  Property
                                                                 and Marine      Casualty     Finite Risk    Total
                                                                 ----------      --------     -----------  ----------
Year ended December 31, 2004:

Net premiums written ..........................................  $  504,439       677,399       464,175    $1,646,013
                                                                 ----------       -------       -------    ----------
Net premiums earned ...........................................     485,135       611,893       350,907     1,447,935
Losses and LAE ................................................     349,557       418,355       251,892     1,019,804
Acquisition expenses ..........................................      76,360       151,649        99,812       327,821
Other underwriting expenses ...................................      27,827        19,086         6,224        53,137
                                                                 ----------       -------       -------    ----------
    Segment underwriting income (loss) ........................  $   31,391        22,803        (7,021)       47,173
                                                                 ----------       -------       -------
Corporate expenses not allocated to segments ..................                                               (13,196)
Net foreign currency exchange gains ...........................                                                   725
Interest expense ..............................................                                                (9,268)
Other income ..................................................                                                 3,211
Net investment income and net realized gains on investments ...                                                86,487
                                                                                                           ----------
    Income before income taxes ................................                                            $  115,132
                                                                                                           ----------

Ratios:
  Losses and LAE ..............................................        72.1%         68.4%         71.8%         70.4%
  Acquisition expense .........................................        15.7%         24.8%         28.4%         22.6%
  Other underwriting expense ..................................         5.7%          3.1%          1.8%          3.7%
                                                                 ----------       -------       -------    ----------
    Combined ..................................................        93.5%         96.3%        102.0%         96.7%
                                                                 ----------       -------       -------    ----------

Year ended December 31, 2003:

Net premiums written ..........................................  $  352,908       474,000       345,234    $1,172,142
                                                                 ----------       -------       -------    ----------
Net premiums earned ...........................................     355,556       391,170       320,801     1,067,527
Losses and LAE ................................................     169,944       266,836       147,391       584,171
Acquisition expenses ..........................................      52,154       101,005        98,067       251,226
Other underwriting expenses ...................................      35,598        21,060        12,870        69,528
                                                                 ----------       -------       -------    ----------
    Segment underwriting income ...............................  $   97,860         2,269        62,473       162,602
                                                                 ----------       -------       -------
Corporate expenses not allocated to segments ..................                                               (23,067)
Net foreign currency exchange losses ..........................                                                  (114)
Interest expense ..............................................                                                (9,492)
Other income ..................................................                                                 3,343
Net investment income and net realized gains on investments ...                                                60,426
                                                                                                           ----------
        Income before income taxes ............................                                            $  193,698
                                                                                                           ----------

Ratios:
  Losses and LAE ..............................................        47.8%         68.2%         45.9%         54.7%
  Acquisition expense .........................................        14.7%         25.8%         30.6%         23.5%
  Other underwriting expense ..................................        10.0%          5.4%          4.0%          6.5%
                                                                 ----------       -------       -------    ----------
        Combined ..............................................        72.5%         99.4%         80.5%         84.7%
                                                                 ----------       -------       -------    ----------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

                                                                  Property
                                                                 and Marine      Casualty     Finite Risk    Total
                                                                 ----------      --------     -----------  ----------
2002 Period:

Net premiums written ..........................................  $   89,341       164,929        43,844    $  298,114
                                                                 ----------       -------        ------    ----------
Net premiums earned ...........................................      43,047        39,320        24,731       107,098
Losses and LAE ................................................      21,558        29,498         9,300        60,356
Acquisition expenses ..........................................       7,798         9,269         8,407        25,474
Other underwriting expenses ...................................       5,960         4,136         2,068        12,164
                                                                 ----------       -------        ------    ----------
    Segment underwriting income (loss) ........................  $    7,731        (3,583)        4,956         9,104
                                                                 ----------       -------        ------
Corporate expenses not allocated to segments ..................                                                (4,170)
Net foreign currency exchange gains ...........................                                                 2,017
Interest expense ..............................................                                                (1,261)
Other income ..................................................                                                   167
Net investment income and net realized gains on investments ...                                                 5,236
                                                                                                           ----------
    Income before income taxes ................................                                            $   11,093
                                                                                                           ----------

Ratios:
  Losses and LAE ..............................................        50.1%         75.0%         37.6%         56.4%
  Acquisition expense .........................................        18.1%         23.6%         34.0%         23.8%
  Other underwriting expense ..................................        13.8%         10.5%          8.4%         11.4%
                                                                 ----------       -------        ------    ----------
    Combined ..................................................        82.0%        109.1%         80.0%         91.6%
                                                                 ----------       -------        ------    ----------

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

      The following table sets forth the net premiums written by the Company for the years ended December 31, 2004 and 2003 and the 2002 Period by geographic location of the ceding company ($ in thousands):

                                                       2004           2003    2002 Period
                                                    -----------    ---------  -----------
United States ....................................  $ 1,350,408      912,586  $   153,872
International ....................................      295,605      259,556      144,242
                                                    -----------    ---------  -----------
        Total ....................................  $ 1,646,013    1,172,142  $   298,114
                                                    -----------    ---------  -----------

14.   COMPREHENSIVE INCOME

      The components of comprehensive income for the years ended December 31, 2004, 2003 and the 2002 Period are as follows ($ in thousands, except per share data):

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

                                                                                            2004            2003     2002 Period
                                                                                         ----------        ------    -----------
Before tax amounts:
  Foreign currency translation adjustment ............................................   $      555           890    $        -
  Net unrealized holding gains (losses) arising during the period ....................      (12,054)       13,388        12,293
  Less: reclassification adjustment for net (gains) losses realized in net income ....        2,594        (2,982)            -
                                                                                         ----------        ------    ----------
        Other comprehensive income before tax ........................................       (8,905)       11,296        12,293
                                                                                         ----------        ------    ----------

Deferred income tax expense:
  Foreign currency translation adjustment ............................................         (167)         (267)            -
  Net unrealized holding gains (losses) arising during the period ....................        2,763        (2,983)        1,712
  Less: reclassification adjustment for net (gains) losses realized in net income ....         (213)          147             -
                                                                                         ----------        ------    ----------
        Deferred tax on other comprehensive income (loss) ............................        2,383        (3,103)        1,712
                                                                                         ----------        ------    ----------

Net of tax amounts: ..................................................................            -
  Net foreign currency translation adjustment ........................................          388           623
  Net unrealized holding gains (losses) arising during the period ....................       (9,291)       10,405        10,581
  Less: reclassification adjustment for net (gains) losses realized in net income ....        2,381        (2,835)            -
                                                                                         ----------        ------    ----------
        Other comprehensive income (loss), net of tax ................................   $   (6,522)        8,193    $   10,581
                                                                                         ----------        ------    ----------

15.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2004 and 2003 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown ($ in thousands, except per share data):

                                                      Three months ended
                                   ---------------------------------------------------------
                                    March 31,        June 30,  September 30,    December 31,
                                      2004             2004       2004             2004
                                   ----------        --------  -------------    ------------
Net premiums earned ..........     $  321,042        310,867     383,090         $  432,936
Net investment income ........         17,484         19,377      21,429             26,242
Losses and LAE ...............        161,969        189,466     384,724            283,645
Acquisition expenses .........         88,921         62,694      81,271             94,935
Operating expenses ...........         18,774         19,262      15,400             12,897

Net income ...................         54,814         49,799     (69,752)            49,922

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

                                                             Three months ended
                                          ---------------------------------------------------------
                                          March 31,      June 30,     September 30,    December 31,
                                            2004           2004           2004            2004
                                          ---------      --------     -------------    ------------
Net income per share:
    Basic .........................           1.27           1.15          (1.62)           1.16
    Diluted .......................       $   1.10           1.01          (1.62)       $   1.03

Average common shares outstanding:
    Basic .........................         43,143         43,290         43,127          43,073
    Diluted .......................         50,984         50,788         43,127          49,819

                                                          Three months ended
                                         -------------------------------------------------------
                                         March 31,      June 30,    September 30,   December 31,
                                           2003           2003           2003           2003
                                         ---------      --------    -------------   ------------
Net premiums earned ..............       $238,069        279,376        272,265       $277,817
Net investment income ............         14,203         13,431         14,780         15,231
Losses and LAE ...................        138,803        156,801        157,208        131,359
Acquisition expenses .............         51,719         60,376         60,408         78,723
Operating expenses ...............         20,169         32,995         18,499         20,932

Net income .......................         30,586         26,605         37,817         49,815

Net income per share:
   Basic .........................           0.71           0.62           0.88           1.16
   Diluted .......................       $   0.66           0.57           0.81       $   1.03

Average common shares outstanding:
   Basic .........................         43,004         43,004         43,022         43,043
   Diluted .......................         49,008         48,871         48,876         49,868

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

(17)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      In November 2002, the Company issued Equity Security Units ("ESUs") consisting of a contract to purchase common shares of the Company in 2005 and an ownership interest in a senior note due 2007 issued by Platinum Finance, a U.S. based intermediate holding company and indirect wholly owned subsidiary of Platinum Holdings. The senior notes are fully and unconditionally guaranteed by Platinum Holdings on a senior unsecured basis and are pledged to collateralize the holders' obligations to acquire common shares in 2005.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

      The payment of dividends from the Company's regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiary of Platinum Finance in 2005 without prior regulatory approval is $40,312,000. The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2005, including the reinsurance subsidiary of Platinum Finance, without prior regulatory approval is estimated to be $139,620,000.

      The tables below present condensed consolidating financial information as of December 31, 2004 and 2003, for the years ended December 31, 2004 and 2003 and for the period from April 19, 2002 (date of inception) through December 31, 2002 of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings ($ in thousands):

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004

                                                           Platinum       Platinum     Non-guarantor  Consolidating
                                                           Holdings       Finance      Subsidiaries    Adjustments    Consolidated
                                                           --------       -------      ------------   -------------   ------------
                        ASSETS

Investments:
   Fixed maturities available-for-sale, at fair value     $        -          3,740      2,153,789              -      $2,157,529
   Fixed maturity trading securities at fair value                 -              -         82,673              -          82,673
   Other invested asset                                            -              -          6,769              -           6,769
                                                          ----------        -------      ---------     ----------      ----------
         Total investments                                         -          3,740      2,243,231              -       2,246,971
Investment in subsidiaries                                 1,135,434        414,105        470,776     (2,020,315)              -
Cash and cash equivalents                                      1,945          8,204        199,748              -         209,897
Reinsurance assets                                                 -              -      2,009,245     (1,090,219)        919,026
Other assets                                                   1,648          1,502        142,951       (100,000)         46,101
                                                          ----------        -------      ---------     ----------      ----------
         Total assets                                     $1,139,027        427,551      5,065,951     (3,210,534)     $3,421,995
                                                          ==========        =======      =========     ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Reinsurance liabilities                                $        -              -      3,233,233     (1,133,358)     $2,099,875
   Debt obligations                                                -        137,500              -              -         137,500
   Other liabilities                                           6,024            928          1,525         43,140          51,617
                                                          ----------        -------      ---------     ----------      ----------
         Total liabilities                                     6,024        138,428      3,234,758     (1,090,218)      2,288,992
                                                          ----------        -------      ---------     ----------      ----------

Shareholders' Equity:
   Preferred shares                                                -              -              -              -               -
   Common shares                                                 430              -          1,250         (1,250)            430
   Additional paid-in capital                                911,851        147,238      1,417,032     (1,564,270)        911,851
   Accumulated other comprehensive income                     12,252          3,309         17,068        (20,377)         12,252
   Retained earnings                                         208,470        138,576        395,843       (534,419)        208,470
                                                          ----------        -------      ---------     ----------      ----------
         Total shareholders' equity                        1,133,003        289,123      1,831,193     (2,120,316)      1,133,003
                                                          ----------        -------      ---------     ----------      ----------
         Total liabilities and shareholders' equity .     $1,139,027        427,551      5,065,951     (3,210,534)     $3,421,995
                                                          ==========        =======      =========     ==========      ==========

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003

                                                           Platinum       Platinum     Non-guarantor  Consolidating
                                                           Holdings        Finance     Subsidiaries    Adjustments    Consolidated
                                                           --------        -------     ------------    -----------    ------------
                        ASSETS

Investments:
   Fixed maturities available-for-sale, at fair value     $        -          2,464      1,581,041              -      $1,583,505
   Fixed maturity trading securities at fair value                 -              -         94,633              -          94,633
   Other invested asset                                            -              -          6,910              -           6,910
                                                          ----------        -------      ---------     ----------      ----------
         Total investments                                         -          2,464      1,682,584              -       1,685,048
Investment in subsidiaries                                 1,069,521        363,038        414,511     (1,847,070)              -
Cash and cash equivalents                                      3,413          9,917         92,131              -         105,461
Reinsurance assets                                                 -              -      1,292,394       (649,355)        643,039
Income tax recoverable                                             -          3,757          5,603              -           9,360
Other assets                                                   1,740          3,415        140,416       (102,907)         42,664
                                                          ----------        -------      ---------     ----------      ----------
         Total assets                                     $1,074,674        382,591      3,627,639     (2,599,332)     $2,485,572
                                                          ==========        =======      =========     ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Reinsurance liabilities                                $        -              -      1,858,185       (627,052)     $1,231,133
   Debt obligations                                                -        137,500              -              -         137,500
   Other liabilities                                           7,471          1,029         66,745        (25,509)         49,736
                                                          ----------        -------      ---------     ----------      ----------
         Total liabilities                                     7,471        138,529      1,924,930       (652,561)      1,418,369
                                                          ----------        -------      ---------     ----------      ----------

Shareholders' Equity:
   Preferred shares                                                -              -              -              -               -
   Common shares                                                 430              -              -              -             430
   Additional paid-in capital                                910,505        147,238      1,422,482     (1,569,720)        910,505
   Accumulated other comprehensive income                     18,774          7,289         28,140        (35,429)         18,774
   Retained earnings                                         137,494         89,535        252,087       (341,622)        137,494
                                                          ----------        -------      ---------     ----------      ----------
         Total shareholders' equity                        1,067,203        244,062      1,702,709     (1,946,771)      1,067,203
                                                          ----------        -------      ---------     ----------      ----------
         Total liabilities and shareholders' equity       $1,074,674        382,591      3,627,639     (2,599,332)     $2,485,572
                                                          ==========        =======      =========     ==========      ==========

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2004

                                                         Platinum       Platinum     Non-guarantor    Consolidating
                                                         Holdings        Finance     Subsidiaries      Adjustments    Consolidated
                                                         --------        -------     ------------      -----------    ------------
Revenue:
   Net premiums earned                                  $         -            -       1,447,935               -       $ 1,447,935
   Net investment income                                         53          164          84,315               -            84,532
   Net realized gains on investments                              -            6           1,949               -             1,955
   Other income                                               2,944            -              48             219             3,211
                                                        -----------       ------       ---------        --------       -----------
         Total revenue                                        2,997          170       1,534,247             219         1,537,633
                                                        -----------       ------       ---------        --------       -----------
Expenses:
   Losses and loss adjustment expenses                            -            -       1,019,804               -         1,019,804
   Acquisition expenses                                           -            -         331,754          (3,933)          327,821
   Operating expenses                                        12,725          288          49,387           3,933            66,333
   Net foreign currency exchange gains                           (3)           -            (722)              -              (725)
   Interest expense                                             207        9,061               -               -             9,268
                                                        -----------       ------       ---------        --------       -----------
         Total expenses                                      12,929        9,349       1,400,223               -         1,422,501
                                                        -----------       ------       ---------        --------       -----------
         Income (loss) before income tax expense             (9,932)      (9,179)        134,024             219           115,132
   Income tax expense (benefit)                                   -       (3,213)         33,562               -            30,349
                                                        -----------       ------       ---------        --------       -----------
         Net income (loss) before equity in earnings
           of subsidiaries                                   (9,932)      (5,966)        100,462             219            84,783
   Equity in earnings of subsidiaries                        94,715       55,006          60,799        (210,520)                -
                                                        -----------       ------       ---------        --------       -----------
         Net income                                     $    84,783       49,040         161,261        (210,301)      $    84,783
                                                        ===========       ======       =========        ========       ===========

CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2003

                                                         Platinum       Platinum   Non-guarantor  Consolidating
                                                         Holdings       Finance    Subsidiaries    Adjustments     Consolidated
                                                         --------       -------    ------------    -----------     ------------
Revenue:
   Net premiums earned                                  $        -            -      1,067,527             -       $1,067,527
   Net investment income                                        46          121         57,478             -           57,645
   Net realized gains on investments                             -            -          2,781             -            2,781
   Other income                                                  -            -          3,343             -            3,343
                                                        ----------       ------      ---------      --------       ----------
         Total revenue                                          46          121      1,131,129             -        1,131,296
                                                        ----------       ------      ---------      --------       ----------
Expenses:
   Losses and loss adjustment expenses                           -            -        584,171             -          584,171
   Acquisition expenses                                          -            -        256,248        (5,022)         251,226
   Operating expenses                                       22,657          338         64,373         5,227           92,595
   Net foreign currency exchange losses                          4            -            110             -              114
   Interest expense                                            344        9,148              -             -            9,492
                                                        ----------       ------      ---------      --------       ----------
         Total expenses                                     23,005        9,486        904,902           205          937,598
                                                        ----------       ------      ---------      --------       ----------
         Income (loss) before income tax expense           (22,959)      (9,365)       226,227          (205)         193,698
Income tax expense (benefit)                                     -       (3,278)        52,153             -           48,875
                                                        ----------       ------      ---------      --------       ----------
         Net income (loss) before equity in earnings
           of subsidiaries                                 (22,959)      (6,087)       174,074          (205)         144,823

   Equity in earnings of subsidiaries                      167,782       86,576         92,374      (346,732)               -
                                                        ----------       ------      ---------      --------       ----------
         Net income                                     $  144,823       80,489        266,448      (346,937)      $  144,823
                                                        ==========       ======      =========      ========       ==========

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

CONSOLIDATING STATEMENT OF INCOME
FOR THE PERIOD FROM APRIL 19, 2002 (DATE OF
  INCEPTION) THROUGH DECEMBER 31, 2002

                                                          Platinum      Platinum      Non-guarantor    Consolidating
                                                          Holdings      Finance       Subsidiaries      Adjustments    Consolidated
                                                          --------      -------       ------------      -----------    ------------
Revenue:
   Net premiums earned                                    $       -           -         107,098               -         $ 107,098
   Net investment income                                        179          36           6,065          (1,069)            5,211
   Net realized gains on investments                              -           -              25               -                25
   Other income                                                   -           -             167               -               167
                                                          ---------      ------         -------         -------         ---------
         Total revenue                                          179          36         113,355          (1,069)          112,501
                                                          ---------      ------         -------         -------         ---------
Expenses:
   Losses and loss adjustment expenses                            -           -          60,356               -            60,356
   Acquisition expenses                                           -           -          25,474               -            25,474
   Operating expenses                                         3,986         204          12,144               -            16,334
   Net foreign currency exchange gains                            -           -          (2,017)              -            (2,017)
   Interest expense                                              58       1,202           1,001          (1,000)            1,261
                                                          ---------      ------         -------         -------         ---------
         Total expenses                                       4,044       1,406          96,958          (1,000)          101,408
                                                          ---------      ------         -------         -------         ---------
         Income (loss) before income tax expense             (3,865)     (1,370)         16,397             (69)           11,093
Income tax expense (benefit)                                      -        (480)          5,135               -             4,655
                                                          ---------      ------         -------         -------         ---------
         Net income (loss) before equity in earnings
           of subsidiaries                                   (3,865)       (890)         11,262             (69)            6,438
Equity in earnings of subsidiaries                           10,303       9,938           7,524         (27,765)                -
                                                          ---------      ------         -------         -------         ---------
         Net income                                       $   6,438       9,048          18,786         (27,834)        $   6,438
                                                          =========      ======         =======         =======         =========

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004

                                                                                 Non-
                                                   Platinum      Platinum       guarantor      Consolidating
                                                   Holdings       Finance     Subsidiaries      Adjustments     Consolidated
                                                 ------------    --------     -------------    -------------    ------------
Net cash provided by (used in) operating
  activities                                     $     (8,400)      (436)        723,569               -        $    714,733
                                                 ------------     ------      ----------         -------        ------------

Investing Activities:
  Proceeds from sale of available-for-sale
    fixed maturities                                        -        998         497,947               -             498,945
  Proceeds from maturity or paydown of
    available-for-sale fixed maturities                     -        697         135,775               -             136,472
  Acquisition of available-for-sale fixed
    maturities                                              -     (2,972)     (1,227,923)              -          (1,230,895)
  Dividends from subsidiaries                          22,000          -               -         (22,000)                  -
  Contributions to subsidiaries                          (250)         -               -             250                   -
                                                 ------------     ------      ----------         -------        ------------
Net cash provided by (used in) investing
  activities                                           21,750     (1,277)       (594,201)        (21,750)           (595,478)
                                                 ------------     ------      ----------         -------        ------------

Financing Activities:
  Dividends paid to shareholders                      (13,807)         -         (22,000)         22,000             (13,807)
  Proceeds from exercise of share options               7,406          -               -               -               7,406
  Proceeds from issuance of common shares               1,567          -               -               -               1,567
  Purchase of common shares                            (9,985)         -               -               -              (9,985)
  Capital contribution from parent                          -          -             250            (250)                  -
                                                 ------------     ------      ----------         -------        ------------
Net cash used in financing activities                 (14,819)         -         (21,750)         21,750             (14,819)
                                                 ------------     ------      ----------         -------        ------------
Net increase (decrease) in cash and cash
  equivalents                                          (1,469)    (1,713)        107,618               -             104,436
Cash and cash equivalents at beginning of year          3,413      9,917          92,131               -             105,461
                                                 ------------     ------      ----------         -------        ------------
Cash and cash equivalents at end of year         $      1,944      8,204         199,749               -        $    209,897
                                                 ============     ======      ==========         =======        ============

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                 Non-
                                                  Platinum        Platinum      guarantor      Consolidating
                                                  Holdings         Finance    Subsidiaries      Adjustments   Consolidated
                                                ------------      --------    -------------    -------------  ------------
Net cash provided by (used in) operating
  activities                                    $    (21,103)       (7,571)      411,981               -       $    383,307
                                                ------------        ------    ----------         -------       ------------

Investing Activities:
  Proceeds from sale of available-for-sale
    fixed maturities                                       -             -       393,245               -            393,245
  Proceeds from maturity or paydown of
    available-for-sale fixed maturities                    -         1,624       131,355               -            132,979
  Acquisition of available-for-sale fixed
    maturities                                             -        (4,152)   (1,061,925)              -         (1,066,077)
  Other invested asset acquired                                          -        (6,910)              -             (6,910)
  Dividends from subsidiaries                         33,150             -             -         (33,150)                 -
                                                ------------        ------    ----------         -------       ------------
Net cash provided by (used in) investing
  activities                                          33,150        (2,528)     (544,235)        (33,150)          (546,763)
                                                ------------        ------    ----------         -------       ------------

Financing Activities:
  Dividends paid to shareholders                     (13,767)            -       (33,150)         33,150            (13,767)
  Proceeds from exercise of share options                678             -             -               -                678
  Proceeds from issuance of common shares                520             -             -               -                520
                                                ------------        ------    ----------         -------       ------------
Net cash used in financing activities                (12,569)            -       (33,150)         33,150            (12,569)
                                                ------------        ------    ----------         -------       ------------
Net decrease in cash and cash equivalents              ( 522)      (10,099)     (165,404)              -           (176,025)
Cash and cash equivalents at beginning of year         3,935        20,016       257,535               -            281,486
                                                ------------        ------    ----------         -------       ------------
Cash and cash equivalents at end of year        $      3,413         9,917        92,131               -       $    105,461
                                                ============       =======    ==========         =======       ============

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Notes to Consolidated Financial Statements, continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 19, 2002 (DATE OF
  INCEPTION) THROUGH DECEMBER 31, 2002

                                                                                Non-
                                                 Platinum       Platinum      guarantor    Consolidating
                                                 Holdings        Finance    Subsidiaries    Adjustments    Consolidated
                                               ------------     ---------   -------------  -------------   ------------
Net cash provided by (used in) operating
  activities                                   $     (5,153)           16       286,530              -     $    281,393
                                               ------------      --------    ----------     ----------     ------------

Investing Activities:
  Proceeds from sale of available-for-sale
    fixed maturities                                      -             -       120,421              -          120,421
  Acquisition of available-for-sale fixed
    maturities                                            -             -    (1,157,416)                     (1,157,416)
  Contributions to subsidiaries                    (896,000)     (250,000)     (296,007)     1,442,007                -
                                               ------------      --------    ----------     ----------     ------------
Net cash used in investing activities              (896,000)     (250,000)   (1,333,002)     1,442,007       (1,036,995)
                                               ------------      --------    ----------     ----------     ------------
Financing Activities:
  Net proceeds from shares issued in initial
    capitalization                                      120             -             -              -              120
  Redemption of shares issued in initial
    capitalization                                     (120)            -             -              -             (120)
  Net proceeds from issuance of common shares       905,088             -             -              -          905,088
  Net proceeds from issuance of debt
    securities                                            -       132,000                                       132,000
  Capital contribution from parent                        -       138,000     1,304,007     (1,442,007)               -
                                               ------------      --------    ----------     ----------     ------------
Net cash provided by financing activities           905,088       270,000     1,304,007     (1,442,007)       1,037,088
                                               ------------      --------    ----------     ----------     ------------
Net increase in cash and cash equivalents             3,935        20,016       257,535              -          281,486

Cash and cash equivalents at beginning of
  period                                                  -             -             -              -                -
                                               ------------      --------    ----------     ----------     ------------
Cash and cash equivalents at end of period     $      3,935        20,016       257,535              -     $    281,486
                                               ============      ========    ==========     ==========     ============

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
             Index to Schedules to Consolidated Financial Statements

                                                                                                    Page
                                                                                                    ----
Report of Independent Registered Public Accounting Firm ..........................................   S-2

Schedule I     Summary of Investments - Other Than Investments in Related Parties as of December
               31, 2004 ..........................................................................   S-3

Schedule II    Condensed Financial Information of the Registrant .................................   S-4

Schedule III   Supplementary Insurance Information for the years ended December 31, 2004 and 2003
               and the period from April 19, 2002 (date of inception) to December 31, 2002 .......   S-7

Schedule IV    Reinsurance for the years ended December 31, 2004 and 2003 and the period from
               April 19, 2002 (date of inception) to December 31, 2002 ...........................   S-8

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

                                                                                              Amount at
                                                                                                which
                                                                                              shown in
                                                                                               Balance
                                                                      Cost      Fair Value     Sheet
                                                                 -------------  ----------  ------------
Fixed maturities:
  Bonds:
    United States Government and government agencies and
      authorities ............................................   $     124,844     124,954  $    124,954
    State, municipalities and political subdivisions .........         156,427     157,337       157,337
    Foreign governments ......................................          65,285      64,923        64,923
    Foreign corporate ........................................         280,270     282,284       282,284
    Public utilities .........................................         136,173     136,848       136,848
    All other corporate ......................................       1,460,472   1,470,180     1,470,180
                                                                 -------------  ----------  ------------
        Total bonds ..........................................       2,223,471   2,236,526     2,236,526
  Redeemable preferred stock .................................           3,750       3,676         3,676
                                                                 -------------  ----------  ------------
        Total fixed maturities ...............................       2,227,221   2,240,202     2,240,202
Other long term investments ..................................           6,749       6,769         6,769
                                                                 -------------  ----------  ------------
        Total investments ....................................   $   2,233,970   2,246,971  $  2,246,971
                                                                 =============  ==========  ============

*Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums and discounts.

SCHEDULE II

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                                (Parent Company)
                            Condensed Balance Sheets
                           December 31, 2004 and 2003
                       ($ in thousands, except share data)

                                                                               2004            2003
                                                                          -------------   -------------
                                ASSETS

Investment in affiliates ..............................................   $   1,135,434   $   1,069,521
Cash ..................................................................           1,945           3,413
Other assets ..........................................................           1,648           1,740
                                                                          -------------   -------------
        Total assets...................................................   $   1,139,027   $   1,074,674
                                                                          =============   =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Contract adjustment payments ........................................   $       2,335   $       4,535
  Accrued expenses and other liabilities ..............................           3,689           2,936
                                                                          -------------   -------------
        Total liabilities .............................................           6,024           7,471
                                                                          -------------   -------------

Shareholders' equity
  Preferred share, $.01 par value, 25,000,000 shares authorized,
    no shares issued or outstanding ...................................               -               -
  Common shares, $.01 par value, 200,000,000 shares authorized,
    43,087,407 and 43,054,125 shares issued and outstanding
    respectively ......................................................             430             430
  Additional paid-in capital ..........................................         911,851         910,505
  Accumulated other comprehensive income ..............................          12,252          18,774
  Retained earnings ...................................................         208,470         137,494
                                                                          -------------   -------------
        Total shareholders' equity ....................................       1,133,003       1,067,203

                                                                          -------------   -------------
        Total liabilities and shareholders' equity ....................   $   1,139,027   $   1,074,674
                                                                          =============   =============

SCHEDULE II

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                                (Parent Company)
                         Condensed Statements of Income
               For the years ended December 31, 2004 and 2003, and
  the period from April 19, 2002 (date of inception) through December 31, 2002
                                ($ in thousands)

                                                                                                     2002
                                                                       2004           2003          Period
                                                                 -------------   -------------   -----------
Revenues:
  Net investment income ......................................   $          53              46   $       179
  Other income ...............................................           2,944               -             -
                                                                 -------------   -------------   -----------
                                                                         2,997              46           179
                                                                 -------------   -------------   -----------

Expenses:
  Interest expenses ..........................................             207             344            58
  Operating expenses .........................................          12,722          22,661         3,986
                                                                 -------------   -------------   -----------
  Total expenses .............................................          12,929          23,005         4,044
                                                                 -------------   -------------   -----------
Net loss before equity in earnings of affiliate ..............          (9,932)        (22,959)       (3,865)

Equity in earnings of affiliates .............................          94,715         167,782        10,303
                                                                 -------------   -------------   -----------
Net income ...................................................   $      84,783         144,823   $     6,438
                                                                 =============   =============   ===========

SCHEDULE II

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                                (Parent Company)
                       Condensed Statements of Cash Flows
               For the years ended December 31, 2004 and 2003 and
            the Period from April 19, 2002 through December 31, 2002
                                ($ in thousands)

                                                                       2004            2003           2002
                                                                  --------------   ------------   ------------
Operating Activities:
  Net loss before equity in earnings of affiliates                $      (9,932)       (22,959)   $    (3,865)
  Adjustments to reconcile net income to net cash provided in operations:
      Share based compensation .................................          1,777          5,510              -
      Depreciation and amortization ............................            125              -              -
      Net increase in other assets and liabilities .............          1,830         (1,550)         2,226
                                                                  -------------    -----------    -----------
        Net cash used in operating activities ..................         (6,200)       (18,999)        (1,639)
                                                                  -------------    -----------    -----------

Investing Activities:
  Dividends and distributions from subsidiaries ................         22,000         33,150              -
  Contributions to subsidiaries ................................           (250)             -       (896,000)
                                                                  -------------    -----------    -----------
        Net cash provided by (used in) investing activities ....         21,750         33,150       (896,000)
                                                                  -------------    -----------    -----------

Financing Activities:
  Net proceeds from shares issued in initial capitalization ....              -              -            120
  Redemption of shares issued in initial capitalization ........              -              -           (120)
  Net proceeds from issuance of common shares ..................          1,566            520        693,314
  Net proceeds from issuance of common shares in private
    placements .................................................              -              -        208,260
  Proceeds from exercise of options ............................          7,406            678              -
  Purchase of common shares ....................................         (9,985)             -              -
  Change in contract adjustment payment liability ..............         (2,199)        (2,104)             -
  Dividends paid to shareholders ...............................        (13,807)       (13,767)             -
                                                                  -------------    -----------    -----------
        Net cash provided by (used in) financing activities ....        (17,019)       (14,673)       901,574
                                                                  -------------    -----------    -----------
        Net increase (decrease) in cash and cash equivalents ...         (1,469)          (522)         3,935
Cash and cash equivalents at beginning of period ...............          3,413          3,935              -
                                                                  -------------    -----------    -----------
Cash and cash equivalents at end of period .....................  $       1,944          3,413    $     3,935
                                                                  =============    ===========    ===========

SCHEDULE III

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                       Supplementary Insurance Information
                                ($ in thousands)

                                                Unpaid                  Other
                                  Deferred      losses                  policy
                                   policy      and loss               claims and     Net         Net
                                 acquisition  adjustment   Unearned    benefits    earned    investment
            Period                  costs      expenses    premiums    payable     premium     income
-------------------------------  -----------  ----------  ----------  ----------  ---------  ----------
Year ended
  December 31, 2004:

  Property and Marine .........  $    15,747     410,347      64,985                485,135
  Casualty ....................       72,454     715,314     278,634                611,893
  Finite Risk .................       47,837     253,566     155,917                350,907
                                 -----------   ---------     -------              ---------
        Total .................      136,038   1,379,227     499,536           -  1,447,935      84,532
                                 -----------   ---------     -------              ---------

Year ended
  December 31, 2003:

  Property and Marine .........  $     9,076     231,719      44,667                355,556
  Casualty ....................       61,181     320,585     224,611                391,170
  Finite Risk .................        9,050     179,614      30,578                320,801
                                 -----------   ---------     -------              ---------
        Total .................       79,307     731,918     299,856           -  1,067,527      57,645
                                 -----------   ---------     -------              ---------

Period from November 1, 2002
  through December 31, 2002:

  Property and Marine .........       11,307     101,473      46,294                 43,047
  Casualty ....................       33,568     121,586     125,609                 39,320
  Finite Risk .................        4,457      58,600      19,113                 24,731
                                 -----------   ---------     -------              ---------
        Total .................  $    49,332     281,659     191,016           -    107,098       5,211
                                 -----------   ---------     -------              ---------

                                   Losses    Amortization
                                  and loss    of deferred
                                 adjustment     policy       Other         Net
                                  expenses    acquisition  operating     written
            Period                incurred       costs      expenses    premiums
-------------------------------  ----------  ------------  ---------  ------------
Year ended
  December 31, 2004:

  Property and Marine .........     349,557        58,792             $    504,439
  Casualty ....................     418,355       118,734                  677,399
  Finite Risk .................     251,892        46,781                  464,175
                                  ---------       -------             ------------
        Total .................   1,019,804       224,307     13,196     1,646,013
                                  ---------       -------             ------------

Year ended
  December 31, 2003:

  Property and Marine .........     169,944        48,756             $    352,908
  Casualty ....................     266,836        87,620                  474,000
  Finite Risk .................     147,391        90,864                  345,234
                                  ---------       -------             ------------
        Total .................     584,171       227,240     92,595     1,172,142
                                  ---------       -------             ------------

Period from November 1, 2002
  through December 31, 2002:

  Property and Marine .........      21,558         6,206                   89,341
  Casualty ....................      29,498         5,699                  164,929
  Finite Risk .................       9,300         2,544                   43,844
                                  ---------       -------             ------------
        Total .................      60,356        14,449     16,334  $    298,114
                                  ---------       -------             ------------

SCHEDULE IV

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
                                   Reinsurance
                                ($ in thousands)

                                                                  Assumed from              Percentage of
                                          Direct  Ceded to other     other                      amount
                Description               Amount    companies      companies    Net Amount  assumed to net
----------------------------------------  ------  --------------  ------------  ----------  --------------
Property and liability premiums written:
  Year ended December 31, 2004:
    Property and Marine                        -  $       13,029       517,468  $  504,439      102.6%
    Casualty                                   -             748       678,147     677,399      100.1%
    Finite Risk                                -               -       464,175     464,175      100.0%
                                                  --------------  ------------  ----------
        Total                                  -          13,777     1,659,790   1,646,013      100.8%
                                                  --------------  ------------  ----------

  Year ended December 31, 2003:
    Property and Marine                        -  $       25,156       378,064  $  352,908      107.1%
    Casualty                                   -           1,175       475,175     474,000      100.2%
    Finite Risk                                -               -       345,234     345,234      100.0%
                                                  --------------  ------------  ----------
        Total                                  -          26,331     1,198,473   1,172,142      102.2%
                                                  --------------  ------------  ----------

  Period ended December 31, 2002:              -
    Property and Marine                        -               -        89,341      89,341      100.0%
    Casualty                                   -               -       164,929     164,929      100.0%
    Finite Risk                                -               -        43,844      43,844      100.0%
                                                  --------------  ------------  ----------
        Total                                  -  $            -       298,114  $  298,114      100.0%
                                                  --------------  ------------  ----------

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined statement presentation. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ KPMG LLP

Minneapolis, Minnesota
March 21, 2003

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)

                   Combined Statement of Underwriting Results
          For the Period From January 1, 2002 through November 1, 2002
                                 ($ in millions)

Net premiums
   Net premiums written                                         $  1,007
   Net change in unearned premiums                                    95
                                                                --------
          Net premiums earned                                      1,102
                                                                --------

Underwriting deductions
   Losses and loss adjustment expenses incurred                      791
   Policy acquisition costs                                          257
   Other underwriting expenses                                        62
                                                                --------
          Total underwriting deductions                            1,110
                                                                --------
          Net underwriting loss                                 $     (8)
                                                                ========

           Combined Statement of Identifiable Underwriting Cash Flows
          For the Period From January 1, 2002 through November 1, 2002
                                 ($ in millions)

Premiums collected, net                                         $  1,348
Losses and loss adjustment expenses paid                          (1,057)
Policy acquisition expenses paid                                    (275)
Other underwriting expenses paid                                     (62)
                                                                --------
          Net cash used by underwriting                         $    (46)
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

      The estimated underwriting loss of $580 million is recorded in the 2002 and 2001 combined statements of underwriting results in the following line items ($ in millions):

                                          Period from January 1,
                                               2002 through            Year Ended
                                             November 1, 2002      December 31, 2001
                                          ---------------------   -------------------
Net premiums earned                       $                (5)                    141
Losses and LAE                                            (19)                   (788)
Other underwriting expenses                                 -                      91
                                          -------------------     -------------------
          Total underwriting loss         $               (24)                   (556)
                                          -------------------     -------------------

      The estimated underwriting loss of $24 million in 2002 was distributed among Predecessor's segments as follows ($ in millions):

                                                             Period from January 1,
                                                                  2002 through
                                                                November 1, 2002
                                                             ---------------------
North American Property                                       $                18
North American Casualty                                                         2
International                                                                  10
Finite Risk                                                                    (6)
                                                              -------------------
          Total underwriting loss                             $                24
                                                              -------------------

4.    RESERVES FOR LOSSES AND LAE

RECONCILIATION OF LOSS RESERVES

      The following table represents a reconciliation of beginning and ending loss and LAE reserves for the period from January 1, 2002 through November 1, 2002 ($ in millions):

                          The St. Paul Companies, Inc.
                 Reinsurance Underwriting Segment (Predecessor)
                     Notes to Combined Statements, continued

Loss and LAE reserves at beginning of year, as reported                         $   4,949
Less reinsurance recoverables on unpaid losses at beginning of year                (1,256)
                                                                                ---------
Net loss and LAE reserves at beginning of year                                      3,693
                                                                                ---------

Provision for losses and LAE for claims incurred:
   Current period                                                                     736
   Prior years                                                                         55
                                                                                ---------
          Total incurred                                                              791
                                                                                ---------

Losses and LAE payment for claims incurred:
   Current period                                                                    (114)
   Prior years                                                                       (839)
                                                                                ---------
          Total paid                                                                 (953)
                                                                                ---------

Net loss and LAE reserves at end of year                                            3,531
Plus reinsurance recoverables on unpaid losses at end of year                       1,249
                                                                                ---------
Loss and LAE reserves at end of year, as reported                               $   4,780
                                                                                ---------

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

5.    EMPLOYEE BENEFIT PLANS

      Employees of Predecessor participated in various employee benefit, stock incentive, and retirement plans administered by St. Paul. Predecessor reimbursed St. Paul for costs associated with these plans. The following summarizes underwriting expenses recorded by Predecessor in connection with each of these plans for the period from January 1, 2002 through November 1, 2002 ($ in millions):

Retirement Plans                                                 $       3.3
Post Retirement Plans                                                   (0.5)
Variable Stock Option Plan                                              (1.4)
                                                                 -----------
          Total                                                  $       1.4
                                                                 -----------

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

      The following table presents the net premiums earned and underwriting results for 2002 for the businesses to be exited under these actions, including the allocation of St. Paul's corporate excess-of-loss reinsurance programs ($ in millions):

Net premiums earned                                                   $  277
Underwriting results                                                     (52)

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

                                                                                Period from
                                                                              January 1, 2002
                                                                            through November 1,
                                                                                    2002
                                                                            -------------------
St. Paul corporate aggregate excess-of-loss reinsurance program:
   Ceded premiums written                                                   $                (4)
                                                                            -------------------
   Ceded losses and LAE                                                                      (9)
   Ceded premiums earned                                                                     (4)
                                                                            -------------------
          Net underwriting (detriment) benefit                              $                (5)
                                                                            -------------------

Predecessor aggregate treaty:
   Ceded premiums written                                                   $                (1)
                                                                            -------------------
   Ceded losses and LAE                                                                     (35)
   Ceded premiums earned                                                                     (2)
                                                                            -------------------
          Net underwriting (detriment) benefit                              $               (33)
                                                                            -------------------

Combined total:
   Ceded premiums written                                                   $                (5)
                                                                            -------------------
   Ceded losses and LAE                                                                     (44)
   Ceded premiums earned                                                                     (6)
                                                                            -------------------
          Net underwriting (detriment) benefit                              $               (38)
                                                                            -------------------

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

      The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and LAE is as follows (including the impact of the reinsurance treaties) ($ in millions):

                                                               Period from January 1,
                                                                    2002 through
                                                                  November 1, 2002
                                                               ---------------------
Premiums written:
Assumed                                                         $             1,056
Ceded                                                                            49
                                                                -------------------
          Net premiums written                                                1,007
                                                                -------------------

Premiums earned:
Assumed                                                         $             1,160
Ceded                                                                            58
                                                                -------------------
          Net premiums earned                                   $             1,102
                                                                -------------------

Insurance losses and LAE:
Assumed                                                         $               903
Ceded                                                                           112
                                                                -------------------
          Total insurance losses and LAE                        $               791
                                                                -------------------

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

GEOGRAPHIC AREAS

      The following summary presents financial data of Predecessor's operations based on their location for the period from January 1, 2002 through November 1, 2002 ($ in millions):

U.S.                                                            $  701
Non-U.S.                                                           401
                                                                ------
      Total net premium earned                                  $1,102
                                                                ------

SEGMENT INFORMATION

      The summary below presents net premiums earned and underwriting results for Predecessor's reportable segments for the period January 1, 2002 through November 1, 2002 ($ in millions):

Premium earned:
   North American Property                                      $     205
   North American Casualty                                            451
   International                                                      206
   Finite Risk                                                        240
                                                                ---------
          Total net premiums earned                             $   1,102
                                                                ---------

Underwriting gain (loss):
   North American Property                                      $      33
   North American Casualty                                            (79)
   International                                                       51
   Finite Risk                                                        (13)
                                                                ---------
          Total Underwriting gain (loss)                        $      (8)
                                                                ---------

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

10.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is an unaudited summary of Predecessor's quarterly results ($ in millions):

                                    First Quarter  Second Quarter  Third Quarter   Fourth Quarter
                                    -------------  --------------  -------------   --------------
2002:
   Net premiums written             $         463  $          200            234              110
   Net premiums earned                        377             305            307              113
   Underwriting gain (loss)                    15              (6)           (21)               4

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