Form 10-Q/A
period 2005-06-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2005-09-21
CIK 1171500

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                 (441) 295-7195
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X   No
                                                -----    -----

     As of July 15, 2005, there were outstanding 43,482,288 common shares, par value $0.01 per share, of the registrant.

                      PLATINUM UNDERWRITERS HOLDINGS, LTD.
        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

This Amendment No. 1 on Form 10-Q/A amends Platinum Underwriters Holdings, Ltd.'s Report on Form 10-Q for the six months ended June 30, 2005, (the "June 30, 2005 Form 10-Q") as initially filed with the Securities and Exchange Commission ("SEC") on August 5, 2005. This amendment is being filed in response to comments received from the SEC staff. We believe that the SEC staff's comments result from a routine review of our Annual Report on Form 10-K for the year ended December 31, 2004 and a review of our Form S-4 filed on July 26, 2005 (File No. 333-126883) and that the comments are generally similar to comments received by other companies in the reinsurance industry in connection with the SEC's review of their filings under the Securities Exchange Act of 1934 and the Securities Act of 1933. In response to the comments received from the SEC staff, this Amendment contains additional disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies, Estimates and Judgments" regarding the premium estimation process, claims reserving process, loss reserving process and development of loss reserves and includes consolidating financial information regarding Platinum Underwriters Finance, Inc. as a new Footnote 6 to the consolidated financial statements. This amendment presents the June 30, 2005 Form 10-Q, as amended, in its entirety, but does not modify or update the disclosure in the June 30, 2005 Form 10-Q in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the initial filing of the June 30, 2005 Form 10-Q on August 5, 2005.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I  -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
          Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and
             December 31, 2004...........................................     1
          Consolidated Statements of Income and Comprehensive Income for
             the Three and Six Months Ended June 30, 2005 and 2004
             (Unaudited).................................................     2
          Consolidated Statements of Changes in Shareholders' Equity
             for the Six months Ended June 30, 2005 and 2004
             (Unaudited).................................................     3
          Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 2005 and 2004 (Unaudited)..........................     4
          Notes to Condensed Consolidated Financial Statements
             (Unaudited) for the Three and Six Months Ended
             June 30, 2005 and 2004......................................     5
Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations for the Three and Six Months Ended
             June 30, 2005 and 2004......................................    21
Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....    47
Item 4.   Controls and Procedures........................................    49

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..............................................    50
Item 4.   Submission of Matters to a Vote of Security Holders............    51
Item 6.   Exhibits.......................................................    51

SIGNATURES...............................................................    52

                         PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       ($ in thousands, except share data)

                                                              (Unaudited)    December 31,
                                                             June 30, 2005       2004
                                                             -------------   ------------
                          ASSETS
Investments:
   Fixed maturities available-for-sale, at fair value
      (amortized cost - $2,639,061 and $2,144,290,
      respectively)                                           $2,649,121      $2,157,529
   Fixed maturities - trading, at fair value
      (amortized cost - $73,301 and $82,931, respectively)        73,571          82,673
   Other invested asset                                            6,000           6,769
                                                              ----------      ----------
      Total investments                                        2,728,692       2,246,971
Cash and cash equivalents                                        409,539         209,897
Accrued investment income                                         28,316          23,663
Reinsurance premiums receivable                                  576,457         580,048
Reinsurance recoverable on ceded losses and
   loss adjustment expenses                                       10,447           2,005
Prepaid reinsurance premiums                                       6,241           2,887
Funds held by ceding companies                                   271,795         198,048
Deferred acquisition costs                                       144,844         136,038
Income tax recoverable                                                --           1,325
Deferred tax assets                                               12,849           8,931
Other assets                                                      10,056          12,182
                                                              ----------      ----------
      Total assets                                            $4,199,236      $3,421,995
                                                              ==========      ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Unpaid losses and loss adjustment expenses                 $1,559,092      $1,380,955
   Unearned premiums                                             575,727         502,423
   Reinsurance deposit liabilities                                 5,821          20,189
   Debt obligations                                              387,500         137,500
   Ceded premiums payable                                         18,119           2,384
   Commissions payable                                           216,459         181,925
   Funds withheld                                                 13,224          11,999
   Deferred taxes                                                 10,545          10,404
   Other liabilities                                             140,021          41,213
                                                              ----------      ----------
      Total liabilities                                        2,926,508       2,288,992
                                                              ----------      ----------
Shareholders' Equity:
   Preferred shares, $.01 par value, 25,000,000
      shares authorized, no shares issued or outstanding              --              --
   Common shares, $.01 par value, 200,000,000 shares
      authorized, 43,406,788 and 43,087,407 shares
      issued and outstanding, respectively                           434             430
   Additional paid-in capital                                    921,271         911,851
   Unearned share grant compensation                              (2,246)             --
   Accumulated other comprehensive income                         10,637          12,252
   Retained earnings                                             342,632         208,470
                                                              ----------      ----------
      Total shareholders' equity                               1,272,728       1,133,003
                                                              ----------      ----------
      Total liabilities and shareholders' equity              $4,199,236      $3,421,995
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

                                                     Three Months Ended    Six Months Ended
                                                          June 30,             June 30,
                                                     ------------------   ------------------
                                                       2005       2004      2005      2004
                                                     --------   -------   -------   --------
Revenue:
   Net premiums earned                               $431,470   310,867   842,510   $631,909
   Net investment income                               28,904    19,377    55,809     36,861
   Net realized losses on investments                    (555)   (1,279)     (183)      (827)
   Other income                                           588       605       232      1,116
                                                     --------   -------   -------   --------
         Total revenue                                460,407   329,570   898,368    669,059
                                                     --------   -------   -------   --------
Expenses:
   Losses and loss adjustment expenses                240,852   189,466   478,550    351,435
   Acquisition expenses                               103,928    62,694   197,177    151,615
   Operating expenses                                  23,480    19,262    43,488     38,036
   Net foreign currency exchange losses                   160     1,168     1,958        302
   Interest expense                                     4,174     2,324     6,347      4,630
                                                     --------   -------   -------   --------
         Total expenses                               372,594   274,914   727,520    546,018
                                                     --------   -------   -------   --------
         Income before income tax expense              87,813    54,656   170,848    123,041
Income tax expense                                     19,828     4,857    29,775     18,428
                                                     --------   -------   -------   --------
         Net income                                  $ 67,985    49,799   141,073   $104,613
                                                     ========   =======   =======   ========
Earnings per share:
   Basic earnings per share                          $   1.57      1.15      3.26   $   2.42
   Diluted earnings per share                        $   1.39      1.01      2.88   $   2.12
Comprehensive income (loss):
   Net income                                        $ 67,985    49,799   141,073   $104,613
   Other comprehensive income:
      Net change in unrealized gains and losses on
         available-for-sale securities, net of
         deferred taxes                                33,051   (52,356)   (1,578)   (33,183)
      Cumulative translation adjustments, net of
         deferred taxes                                   (46)     (123)      (37)      (152)
                                                     --------   -------   -------   --------
         Comprehensive income (loss)                 $100,990    (2,680)  139,458   $ 71,278
                                                     ========   =======   =======   ========

Shareholder dividends:
   Dividends declared                                $  3,462     3,464     6,911   $  6,925
   Dividends declared per share                      $   0.08      0.08      0.16   $   0.16

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
                 For the Six Months Ended June 30, 2005 and 2004
                                ($ in thousands)

                                                                              2005         2004
                                                                           ----------   ----------
Preferred shares:
   Balances at beginning and end of period                                 $       --   $       --
                                                                           ----------   ----------

Common shares:
   Balances at beginning of period                                                430          430
   Exercise of share options                                                        3            3
   Issuance of restricted shares                                                    1           --
                                                                           ----------   ----------
         Balances at end of period                                                434          433
                                                                           ----------   ----------

Additional paid-in-capital:
   Balances at beginning of period                                            911,851      910,505
   Exercise of share options                                                    4,981        5,046
   Issuance of restricted shares                                                2,750           --
   Share based compensation                                                     1,689        1,087
                                                                           ----------   ----------
         Balances at end of period                                            921,271      916,638
                                                                           ----------   ----------

Unearned share grant compensation:
   Balances at beginning of period                                                 --           --
   Shares issued                                                               (2,750)          --
   Amortization                                                                   504           --
                                                                           ----------   ----------
         Balances at end of period                                             (2,246)          --
                                                                           ----------   ----------

Accumulated other comprehensive income (loss):
   Balances at beginning of period                                             12,252       18,774
   Net change in unrealized gains and losses on available-for-sale
      securities, net of deferred taxes                                        (1,578)     (33,183)
   Net change in cumulative translation adjustments, net of deferred tax          (37)        (152)
                                                                           ----------   ----------
         Balances at end of period                                             10,637      (14,561)
                                                                           ----------   ----------

Retained earnings:
   Balances at beginning of period                                            208,470      137,494
   Net income                                                                 141,073      104,613
   Dividends paid to shareholders                                              (6,911)      (6,925)
                                                                           ----------   ----------
         Balances at end of period                                            342,632      235,182
                                                                           ----------   ----------
         Total shareholders' equity                                        $1,272,728   $1,137,692
                                                                           ==========   ==========

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
                Consolidated Statement of Cash Flows (Unaudited)
                 For the Six Months Ended June 30, 2005 and 2004
                                ($ in thousands)

                                                                         2005        2004
                                                                      ---------   ---------
Operating Activities:
   Net income                                                         $ 141,073   $ 104,613
   Adjustments to reconcile net income to cash used in operations:
      Depreciation and amortization                                      10,231      10,551
      Net realized losses on investments                                    183         827
      Net foreign currency exchange losses                                1,958         302
      Share-based compensation                                            2,193       1,087
      Trading securities activities                                       4,329      41,978
      Changes in assets and liabilities:
         Increase in accrued investment income                           (4,653)     (3,215)
         (Increase) decrease in reinsurance premiums receivable           3,591     (62,291)
         Increase in funds held by ceding companies                     (73,747)    (16,202)
         Increase in deferred acquisition costs                          (8,806)    (42,839)
         Increase in net unpaid losses and loss adjustment expenses     173,745     161,108
         Increase in net unearned premiums                               69,950     177,244
         Increase (decrease) in reinsurance deposit liabilities         (14,368)     14,214
         Increase (decrease) in ceded premiums payable                   15,735        (840)
         Increase in commissions payable                                 34,534      30,996
         Increase in funds withheld                                       1,225          --
         Changes in other assets and liabilities                         19,002      20,030
   Other net                                                                227        (621)
                                                                      ---------   ---------
            Net cash provided by operating activities                   376,402     436,942
                                                                      ---------   ---------

Investing Activities:
   Proceeds from sale of available-for-sale fixed maturities            207,840     190,589
   Proceeds from maturity or paydown of available-for-sale fixed
      maturities                                                         66,796      43,927
   Acquisition of available-for-sale fixed maturities                  (696,372)   (602,816)
                                                                      ---------   ---------
            Net cash used in investing activities                      (421,736)   (368,300)
                                                                      ---------   ---------

Financing Activities:
   Dividends paid to shareholders                                        (6,911)     (6,925)
   Proceeds from exercise of share options                                4,984       5,049
   Proceeds from issuance of debt                                       246,900          --
                                                                      ---------   ---------
            Net cash used in financing activities                       244,973      (1,876)
                                                                      ---------   ---------
            Net increase in cash and cash equivalents                   199,639      66,766
Cash and cash equivalents at beginning of period                        209,900     105,461
                                                                      ---------   ---------
Cash and cash equivalents at end of period                            $ 409,539   $ 172,227
                                                                      =========   =========

Supplemental disclosures of cash flow information:
   Income taxes paid                                                  $  28,573   $   4,799
   Interest paid                                                      $   3,671   $   3,729

See accompanying notes to condensed consolidated financial statements.

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)
            For the Three and Six Months Ended June 30, 2005 and 2004

(1)  BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") and its subsidiaries (collectively, the "Company"), including Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda"), Platinum Underwriters Reinsurance, Inc. ("Platinum US"), Platinum Re (UK) Limited ("Platinum UK"), Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings, and Platinum Administrative Services, Inc. All material inter-company transactions have been eliminated in preparing these condensed consolidated financial statements. The condensed consolidated financial statements included in this report as of and for the three and six months ended June 30, 2005 and 2004 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

     In November 2002, Platinum Holdings completed an initial public offering of 33,044,000 common shares (the "Initial Public Offering"). Concurrent with the Initial Public Offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., ("St. Paul"), and 3,960,000 common shares to RenaissanceRe Holdings Ltd. ("RenaissanceRe") in private placements. St. Paul sold its 6,000,000 common shares in June 2004. As part of the Initial Public Offering, St. Paul and RenaissanceRe received options to purchase up to 6,000,000 and 2,500,000 of additional common shares, respectively, at any time during the ten years following the Initial Public Offering at a price of $27.00 per share. Both St. Paul and RenaissanceRe have amended their options to provide that in lieu of paying $27.00 per share, any option exercise will be settled on a net share basis, which will result in Platinum Holdings issuing a number of common shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00 less the par value per share multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share. Also, concurrent with the transactions in November 2002, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses ("LAE"), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the "Quota Share Retrocession Agreements"). In addition to these transactions the Company issued Equity Security Units ("ESU's"), consisting of a contract to purchase common shares of the Company in 2005 and an ownership interest in a senior note due 2007 issued by Platinum Finance, a U.S. based intermediate holding company subsidiary of Platinum Holdings. In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of the Series A 7.5% Notes due June 1, 2017 (the "Series A Notes") unconditionally guaranteed by Platinum Holdings. The proceeds of the Series A Notes were used primarily to increase the capital of Platinum Bermuda and Platinum US.

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

     Restricted shares awarded are amortized into earnings over the vesting period based on the fair value of the shares at the time of the grant. There are limits on the transferability of the restricted shares and such restricted shares may be forfeited in the event of certain types of terminations of the recipient's employment. The unearned or unvested portion of the restricted shares issued is presented as a separate component of shareholders' equity.

     In December 2004, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS 123R"). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that, prospectively, compensation costs be recognized for the fair value of all share options over the remaining vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2004. The share-based compensation expense for share options currently outstanding are to be based on the same cost model used to calculate the pro forma disclosures under SFAS 123. Consequently, the pro forma share-based compensation expense and pro forma income below approximates the expense under SFAS 123R.

     The following table illustrates the effect on the Company's net income and earnings per share for the three and six months ended June 30, 2005 and 2004 of applying the "fair value" method to all share option grants ($ in thousands, except per share data):

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   ----------------
                                              2005    2004       2005     2004
                                             ------   -----      -----   ------
Share-based compensation expense:
   As reported                               $  507     583      1,802   $1,087
   Pro forma                                  1,595   1,587      4,116    3,345

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2005 and 2004

                                         Three Months Ended    Six Months Ended
                                               June 30,            June 30,
                                         ------------------   ------------------
                                            2005     2004       2005      2004
                                          -------   ------    -------   --------
Net income:
   As reported                             67,985   49,799    141,073    104,613
   Pro forma                               66,897   48,795    138,759    102,355

Basic earnings per share:
   As reported                               1.57     1.15       3.26       2.42
   Pro forma                                 1.55     1.11       3.21       2.40

Diluted earnings per share:
   As reported                               1.39     1.01       2.88       2.12
   Pro forma                              $  1.37     0.98       2.83   $   2.10

     On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that allows SEC registrants to implement SFAS 123R as of January 1, 2006. The SEC's new rule does not change the accounting required by SFAS 123R; it delays the date for compliance with the standard. Previously under SFAS 123R, the Company would have been required to implement the standard as of July 1, 2005. The Company plans to adopt the provisions of the SFAS 123R in the first quarter of 2006.

Reclassifications

     Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 presentation.

(2)  INVESTMENTS

     Investments classified as available-for-sale are carried at fair value as of the balance sheet date. Net change in unrealized investment gains for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                               2005      2004
                                                             -------   --------
Fixed maturities                                             $(3,179)  $(41,134)
Less - deferred taxes                                          1,601      7,951
                                                             -------   --------
   Net change in unrealized gains (losses)                   $(1,578)  $(33,183)
                                                             -------   --------

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

     The unrealized losses on fixed maturities classified as available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2005 were as follows ($ in thousands):

                                                                      Unrealized
                                                         Fair Value      Loss
                                                         ----------   ----------
Less than twelve months:
U.S. Government and U.S. Government agencies             $  132,689     $    58
Corporate bonds                                             589,711       5,456
Mortgage and asset backed securities                        205,043         614
Municipal bonds                                              96,504         489
Foreign governments and states                               18,646         109
Redeemable preferred stocks                                   8,441         294
                                                         ----------     -------
   Total                                                  1,051,034       7,020
                                                         ----------     -------

Twelve months or more:
Corporate bonds                                             109,388       2,274
Mortgage and asset backed securities                         69,749         938
Municipal bonds                                              40,678         713
Foreign governments and states                               11,290         270
                                                         ----------     -------
   Total                                                    231,105       4,195
                                                         ----------     -------

Total of securities with unrealized losses:
U.S. Government and U.S. Government agencies                132,689          58
Corporate bonds                                             699,099       7,730
Mortgage and asset backed securities                        274,792       1,552
Municipal bonds                                             137,182       1,202
Foreign governments and states                               29,936         379
Redeemable preferred stocks                                   8,441         294
                                                         ----------     -------
   Total                                                 $1,282,139     $11,215
                                                         ----------     -------

     The Company routinely reviews its investments to determine whether unrealized losses represent temporary changes in fair value or are the result of "other-than-temporary impairments." The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include but are not limited to the length and magnitude of an unrealized loss, specific credit events, overall financial condition of the issuer, and the Company's ability to hold a security for a sufficient period of time for the value to recover the unrealized loss. The Company's ability to hold a security is based on current and anticipated future positive cash flow from operations that generates sufficient liquidity in order to meet its obligations. If the Company has determined that an unrealized loss on a security is other than temporary, the Company writes down the carrying value of the security and records a realized loss in the statement of income. As of June 30, 2005 management believes that the Company's investment portfolio does not contain any securities that have other-than-temporary impairments.

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

(3)  EARNINGS PER SHARE

     Following is a calculation of the basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 ($ in thousands, except per share data):

                                                                      Weighted
                                                                       Average
                                                             Net       Shares       Earnings
                                                           Income    Outstanding   Per Share
                                                          --------   -----------   ---------
Three Months Ended June 30, 2005:
   Basic earnings per share                               $ 67,985      43,293       $1.57
   Diluted earnings per share:
      Share options and restricted share units                  --       1,707
      Interest expense related to ESU's, net of related
         income tax benefit                                  1,506          --
      Common share conversion of ESU's                                   5,009
                                                          --------      ------
         Diluted earnings per share:                      $ 69,491      50,009       $1.39
                                                          --------      ------
Three Months Ended June 30, 2004:
   Basic earnings per share                               $ 49,799      43,290       $1.15
   Diluted earnings per share:
      Share options and restricted share units                  --       2,489
      Interest expense related to ESU's, net of related
         income tax benefit                                  1,530          --
      Common share conversion of ESU's                          --       5,009
                                                          --------      ------
         Diluted earnings per share:                      $ 51,329      50,788       $1.01
                                                          --------      ------
Six Months Ended June 30, 2005:
   Basic earnings per share                               $141,073      43,224       $3.26
   Diluted earnings per share:
      Share options and restricted share units                  --       1,807
      Interest expense related to ESU's, net of related
         income tax benefit                                  2,929          --
      Common share conversion of ESU's                          --       5,009
                                                          --------      ------
         Diluted earnings per share:                      $144,002      50,040       $2.88
                                                          --------      ------

             PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2005 and 2004

                                                            Weighted
                                                            Average
                                                 Net         Shares      Earnings
                                                Income    Outstanding   Per Share
                                               --------   -----------   ---------
Six Months Ended June 30, 2004:
Basic earnings per share                       $104,613      43,216       $2.42
Diluted earnings per share:
   Share options and restricted share units          --       2,616
   Interest expense related to ESU's, net of
      related income tax benefit                  3,052          --
   Common share conversion of ESU's                  --       5,009
                                               --------      ------
Diluted earnings per share:                    $107,665      50,841       $2.12
                                               --------      ------

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

                                                                Property
                                                               and Marine   Casualty   Finite Risk     Total
                                                               ---------    --------   -----------   -------
Three months ended June 30, 2005:
Net premiums written                                            $134,953     188,890      99,116     $422,959
                                                                --------     -------     -------     --------
Net premiums earned                                              140,669     198,723      92,078      431,470
Losses and LAE                                                    58,499     127,531      54,822      240,852
Acquisition expenses                                              29,695      47,963      26,270      103,928
Other underwriting expenses                                        8,240       8,972       1,333       18,545
                                                                --------     -------     -------     --------
   Segment underwriting income                                  $ 44,235      14,257       9,653     $ 68,145
                                                                --------     -------     -------
Corporate expenses not allocated to segments                                                           (4,935)
Net foreign currency exchange losses                                                                     (160)
Interest expense                                                                                       (4,174)
Other income                                                                                              588
Net investment income and net realized losses on investments                                           28,349
                                                                                                     --------
   Income before income tax expense                                                                  $ 87,813
                                                                                                     --------
Ratios:
   Losses and LAE                                                   41.6%       64.2%       59.5%        55.8%
   Acquisition expense                                              21.1%       24.1%       28.5%        24.1%
   Other underwriting expense                                        5.9%        4.5%        1.4%         4.3%
                                                                --------     -------     -------     --------
      Combined                                                      68.6%       92.8%       89.4%        84.2%
                                                                --------     -------     -------     --------

Three months ended June 30, 2004:
Net premiums written                                            $101,841     112,761     115,925     $330,527
                                                                --------     -------     -------     --------
Net premiums earned                                               99,928     132,230      78,709      310,867
Losses and LAE                                                    40,974      93,391      55,101      189,466
Acquisition expenses                                              14,905      31,994      15,795       62,694
Other underwriting expenses                                        7,174       5,305       2,567       15,046
                                                                --------     -------     -------     --------
   Segment underwriting income                                  $ 36,875       1,540       5,246     $ 43,661
                                                                --------     -------     -------
Corporate expenses not allocated to segments                                                           (4,216)
Net foreign currency exchange losses                                                                   (1,168)
Interest expense                                                                                       (2,324)
Other income                                                                                              605
Net investment income and net realized losses on investments                                           18,098
                                                                                                     --------
   Income before income tax expense                                                                  $ 54,656
                                                                                                     --------
Ratios:
   Losses and LAE                                                   41.0%       70.6%       70.0%        60.9%
   Acquisition expense                                              14.9%       24.2%       20.1%        20.2%
   Other underwriting expense                                        7.2%        4.0%        3.3%         4.8%
                                                                --------     -------     -------     --------
      Combined                                                      63.1%       98.8%       93.4%        85.9%
                                                                --------     -------     -------     --------

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2005 and 2004

                                                                Property
                                                               and Marine   Casualty   Finite Risk     Total
                                                               ----------   --------   -----------   --------
Six months ended June 30, 2005:
Net premiums written                                            $320,002     404,559     192,197     $916,758
                                                                --------     -------     -------     --------
Net premiums earned                                              268,866     383,491     190,153      842,510
Losses and LAE                                                   118,539     245,969     114,042      478,550
Acquisition expenses                                              51,684      93,165      52,328      197,177
Other underwriting expenses                                       15,963      16,285       2,904       35,152
                                                                --------     -------     -------     --------
   Segment underwriting income                                  $ 82,680      28,072      20,879     $131,631
                                                                --------     -------     -------
Corporate expenses not allocated to segments                                                           (8,336)
Net foreign currency exchange losses                                                                   (1,958)
Interest expense                                                                                       (6,347)
Other income                                                                                              232
Net investment income and net realized losses on investments                                           55,626
                                                                                                     --------
   Income before income tax expense                                                                  $170,848
                                                                                                     --------
Ratios:
   Losses and LAE                                                   44.1%       64.1%       60.0%        56.8%
   Acquisition expense                                              19.2%       24.3%       27.5%        23.4%
   Other underwriting expense                                        5.9%        4.2%        1.5%         4.2%
                                                                --------     -------     -------     --------
      Combined                                                      69.2%       92.6%       89.0%        84.4%
                                                                --------     -------     -------     --------

Six months ended June 30, 2004:
Net premiums written                                            $273,135     336,726     200,772     $810,633
                                                                --------     -------     -------     --------
Net premiums earned                                              217,993     268,452     145,464      631,909
Losses and LAE                                                    89,552     188,175      73,708      351,435
Acquisition expenses                                              36,657      66,830      48,128      151,615
Other underwriting expenses                                       15,324      10,362       5,164       30,850
                                                                --------     -------     -------     --------
   Segment underwriting income                                  $ 76,460       3,085      18,464     $ 98,009
                                                                --------     -------     -------
Corporate expenses not allocated to segments                                                           (7,186)
Net foreign currency exchange losses                                                                     (302)
Interest expense                                                                                       (4,630)
Other income                                                                                            1,116
Net investment income and net realized losses on investments                                           36,034
                                                                                                     --------
   Income before income tax expense                                                                  $123,041
                                                                                                     --------
Ratios:
   Losses and LAE                                                   41.1%       70.1%       50.7%        55.6%
   Acquisition expense                                              16.8%       24.9%       33.1%        24.0%
   Other underwriting expense                                        7.0%        3.9%        3.6%         4.9%
                                                                --------     -------     -------     --------
      Combined                                                      64.9%       98.9%       87.4%        84.5%
                                                                --------     -------     -------     --------

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

     A reconciliation of expected income tax expense, computed by applying a 35 % income tax rate to income before income taxes, to actual income tax expense for the three and six months ended June 30, 2005 and 2004 is as follows ($ in thousands):

                                             Three Months Ended   Six Months Ended
                                                   June 30,            June 30,
                                             ------------------   ------------------
                                               2005       2004      2005      2004
                                             --------   -------   -------   --------
Expected income tax expense at 35%           $ 30,735    19,130    59,797   $ 43,064
Effect of foreign income subject to tax at
   rates other than 35%                       (19,635)  (14,233)  (38,258)   (24,341)
Tax exempt investment income                     (438)     (567)     (964)      (961)
U.S. withholding tax on deemed taxable
   transfer to foreign affiliate                9,150        --     9,150         --
Other, net                                         16       527        50        666
                                             --------   -------   -------   --------
Income tax expense                           $ 19,828     4,857    29,775   $ 18,428
                                             --------   -------   -------   --------

     The Company incurred approximately $9,150,000 of income taxes associated with the transfer from Platinum Finance to Platinum Holdings of $183,350,000 of the proceeds from the sale of the Series A Notes in May 2005. This transaction is deemed to be a taxable distribution under U.S. tax law and subject to U.S. withholding tax.

(6)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

     The payment of dividends from the Company's regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2005 and 2004

applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by Platinum US to Platinum Finance in 2005 without prior regulatory approval is $40,312,000. The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2005, including Platinum US, without prior regulatory approval is estimated to be $139,620,000.

     The tables below present condensed consolidating financial information for the period ending June 30, 2005 and 2004 respectively, of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings ($ in thousands):

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2005

                                             Platinum    Platinum   Non-guarantor   Consolidating
                                             Holdings     Finance    Subsidiaries    Adjustments    Consolidated
                                            ----------   --------   -------------   -------------   ------------
                  ASSETS
Investments:
   Fixed maturities available-for-sale,
      at fair value                         $       --      7,088     2,642,033              --      $2,649,121
   Fixed maturity trading securities
      at fair value                                 --         --        73,571              --          73,571
   Other invested asset                             --         --         6,000              --           6,000
                                            ----------    -------     ---------      ----------      ----------
      Total investments                             --      7,088     2,721,604              --       2,728,692
Investment in subsidiaries                   1,270,760    472,597       413,539      (2,156,896)             --
Cash and cash equivalents                        6,137     36,179       367,223              --         409,539
Reinsurance assets                                  --         --     2,193,584      (1,183,800)      1,009,784
Other assets                                       908      4,082       146,231        (100,000)         51,221
                                            ----------    -------     ---------      ----------      ----------
      Total assets                          $1,277,805    519,946     5,842,181      (3,440,696)     $4,199,236
                                            ==========    =======     =========      ==========      ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Reinsurance liabilities                  $       --         --     3,582,576      (1,194,134)     $2,388,442
   Debt obligations                                 --    387,500            --              --         387,500
   Other liabilities                             5,079      6,981       128,172          10,334         150,566
                                            ----------    -------     ---------      ----------      ----------
      Total liabilities                          5,079    394,481     3,710,748      (1,183,800)      2,926,508
                                            ----------    -------     ---------      ----------      ----------
Shareholders' Equity:
   Preferred shares                                 --         --            --              --              --
   Common shares                                   434         --         1,250          (1,250)            434
   Additional paid-in capital                  921,269     51,533     1,442,034      (1,493,565)        921,271
   Unearned share based comp                    (2,246)        --            --              --          (2,246)
   Accumulated other comprehensive income       10,637        176        12,512         (12,688)         10,637
   Retained earnings                           342,632     73,756       675,637        (749,393)        342,632
                                            ----------    -------     ---------      ----------      ----------
      Total shareholders' equity             1,272,726    125,465     2,131,433      (2,256,896)      1,272,728
                                            ----------    -------     ---------      ----------      ----------
      Total liabilities and shareholders'
         equity                             $1,277,805    519,946     5,842,181      (3,440,696)      4,199,236
                                            ==========    =======     =========      ==========      ==========

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

CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                         Platinum   Platinum   Non-guarantor   Consolidating
                                         Holdings    Finance    Subsidiaries    Adjustments    Consolidated
                                         --------   --------   -------------   -------------   ------------
Revenue:
   Net premiums earned                   $     --        --       842,510              --        $842,510
   Net investment income                       72       257        55,480              --          55,809
   Net realized gains on investments           --         1          (184)             --            (183)
   Other income, net                           --        --        97,528         (97,296)            232
                                         --------    ------       -------        --------        --------
      Total revenue                            72       258       995,334         (97,296)        898,368
                                         --------    ------       -------        --------        --------
Expenses:
   Losses and loss adjustment expenses         --        --       478,550              --         478,550
   Acquisition expenses                        --        --       200,214          (3,037)        197,177
   Operating expenses                       7,873       308        32,270           3,037          43,488
   Net foreign currency exchange gains          1        --         1,957              --           1,958
   Interest expense                            53     6,294            --              --           6,347
                                         --------    ------       -------        --------        --------
      Total expenses                        7,927     6,602       712,991              --         727,520
                                         --------    ------       -------        --------        --------
      Income (loss) before income
         tax expense                       (7,855)   (6,344)      282,343         (97,296)        170,848
   Income tax expense (benefit)                --    (2,221)       31,996              --          29,775
                                         --------    ------       -------        --------        --------
      Net income (loss) before equity
         in earnings of subsidiaries       (7,855)   (4,123)      250,347         (97,296)        141,073
   Equity in earnings of subsidiaries     148,928    36,600        41,444        (226,972)             --
                                         --------    ------       -------        --------        --------
      Net income                         $141,073    32,477       291,791        (324,268)       $141,073
                                         ========    ======       =======        ========        ========

CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                         Platinum   Platinum   Non-guarantor   Consolidating
                                         Holdings    Finance    Subsidiaries    Adjustments    Consolidated
                                         --------   --------   -------------   -------------   ------------
Revenue:
   Net premiums earned                   $     --        --       631,907               2        $631,909
   Net investment income                       31        79        36,751              --          36,861
   Net realized gains on investments           --        --          (827)             --            (827)
   Other income, net                        4,500        --        (3,603)            219           1,116
                                         --------    ------       -------        --------        --------
      Total revenue                         4,531        79       664,228             221         669,059
                                         --------    ------       -------        --------        --------
Expenses:
   Losses and loss adjustment expenses         --        --       351,435              --         351,435
   Acquisition expenses                        --        --       154,090          (2,475)        151,615
   Operating expenses                       6,949       139        28,473           2,475          38,036
   Net foreign currency exchange (gain)
     loss                                      (2)       --           304              --             302
   Interest expense                           120     4,510            --              --           4,630
                                         --------    ------       -------        --------        --------
      Total expenses                        7,067     4,649       534,302              --         546,018
                                         --------    ------       -------        --------        --------
      Income (loss) before income
         tax expense                       (2,536)   (4,570)      129,926             221         123,041
   Income tax expense (benefit)                --    (1,599)       20,027              --          18,428
                                         --------    ------       -------        --------        --------
      Net income (loss) before equity
         in earnings of subsidiaries       (2,536)   (2,971)      109,899             221         104,613
   Equity in earnings of subsidiaries     107,149    32,646        34,499        (174,294)             --
                                         --------    ------       -------        --------        --------
      Net income                         $104,613    29,675       144,398        (174,073)       $104,613
                                         ========    ======       =======        ========        ========

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2005 and 2004

CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2005

                                                    Platinum   Platinum   Non-guarantor   Consolidating
                                                    Holdings    Finance    Subsidiaries    Adjustments    Consolidated
                                                    --------   --------   -------------   -------------   ------------
Revenue:
   Net premiums earned                              $    --         --       431,470              --        $431,470
   Net investment income                                 47        180        28,677              --          28,904
   Net realized gains on investments                     --         --          (555)             --            (555)
   Other income, net                                     --         --        97,884         (97,296)            588
                                                    -------     ------       -------        --------        --------
      Total revenue                                      47        180       557,476         (97,296)        460,407
                                                    -------     ------       -------        --------        --------
Expenses:
   Losses and loss adjustment expenses                   --         --       240,852              --         240,852
   Acquisition expenses                                  --         --       105,433          (1,505)        103,928
   Operating expenses                                 4,633        231        17,111           1,505          23,480
   Net foreign currency exchange loss                     1         --           159              --             160
   Interest expense                                      22      4,152            --              --           4,174
                                                    -------     ------       -------        --------        --------
      Total expenses                                  4,656      4,383       363,555              --         372,594
                                                    -------     ------       -------        --------        --------
      Income (loss) before income tax expense        (4,609)    (4,203)      193,921         (97,296)         87,813
   Income tax expense (benefit)                          --     (1,471)       21,299              --          19,828
                                                    -------     ------       -------        --------        --------
      Net income (loss) before equity in earnings
         of subsidiaries                             (4,609)    (2,732)      172,622         (97,296)         67,985
   Equity in earnings of subsidiaries                72,594     18,647        21,555        (112,796)             --
                                                    -------     ------       -------        --------        --------
      Net income                                    $67,985     15,915       194,177        (210,092)       $ 67,985
                                                    =======     ======       =======        ========        ========

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2005 and 2004

CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2004

                                                Platinum   Platinum   Non-guarantor   Consolidating
                                                Holdings    Finance    Subsidiaries    Adjustments    Consolidated
                                                --------   --------   -------------   -------------   ------------
Revenue:
   Net premiums earned                          $    --         --       310,865               2        $310,867
   Net investment income                             14         29        19,334              --          19,377
   Net realized gains on investments                 --         --        (1,279)             --          (1,279)
   Other income, net                                 --         --           605              --             605
                                                -------     ------       -------         -------        --------
      Total revenue                                  14         29       329,525               2         329,570
                                                -------     ------       -------         -------        --------
Expenses:
   Losses and loss adjustment expenses               --         --       189,466              --         189,466
   Acquisition expenses                              --         --        63,783          (1,089)         62,694
   Operating expenses                             4,058         60        14,055           1,089          19,262
   Net foreign currency loss                         --         --         1,168              --           1,168
   Interest expense                                  56      2,268            --              --           2,324
                                                -------     ------       -------         -------        --------
      Total expenses                              4,114      2,328       268,472              --         274,914
                                                -------     ------       -------         -------        --------
      Income (loss) before income tax expense    (4,100)    (2,299)       61,053               2          54,656
   Income tax expense (benefit)                      --       (805)        5,662              --           4,857
                                                -------     ------       -------         -------        --------
      Net income (loss) before equity in
         earnings of subsidiaries                (4,100)    (1,494)       55,391               2          49,799
   Equity in earnings of subsidiaries            53,899      7,336         9,174         (70,409)             --
                                                -------     ------       -------         -------        --------
      Net income                                $49,799      5,842        64,565         (70,407)       $ 49,799
                                                =======     ======       =======         =======        ========

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2005 and 2004

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                        Platinum   Platinum   Non-guarantor   Consolidating
                                                        Holdings    Finance    Subsidiaries    Adjustments    Consolidated
                                                        --------   --------   -------------   -------------   ------------
Net cash provided by (used in) operating activities     $(5,880)    (1,157)       480,732        (97,293)      $ 376,402
                                                        -------    -------       --------        -------       ---------
Investing Activities:
   Proceeds from sale of available-for-sale fixed
      maturities                                             --         --        207,840             --         207,840
   Proceeds from maturity or paydown of
      available-for-sale fixed maturities                    --        221         66,575             --          66,796
   Acquisition of available-for-sale fixed maturities        --         12       (696,384)            --        (696,372)
   Dividends from subsidiaries                           12,000         --             --        (12,000)             --
   Contributions to subsidiaries                             --    (25,000)        25,000             --              --
                                                        -------    -------       --------        -------       ---------
Net cash provided by (used in) investing activities      12,000    (24,767)      (396,969)       (12,000)       (421,736)
                                                        -------    -------       --------        -------       ---------
Financing Activities:
   Dividends paid to shareholders                        (6,911)        --        (12,000)        12,000          (6,911)
   Proceeds from exercise of share options                4,984         --             --             --           4,984
   Proceeds from issuance of debt                            --     53,900        193,000             --         246,900
                                                        -------    -------       --------        -------       ---------
Net cash provided by (used in) financing activities      (1,927)    53,900        181,000         12,000         244,973
                                                        -------    -------       --------        -------       ---------
Net increase (decrease) in cash and cash equivalents      4,193     27,976        264,763        (97,293)        199,639
Cash and cash equivalents at beginning of year            1,945      8,204        199,751             --         209,900
                                                        -------    -------       --------        -------       ---------
Cash and cash equivalents at end of year                $ 6,138     36,180        464,514        (97,293)      $ 409,539
                                                        =======    =======       ========        =======       =========

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2005 and 2004

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                        Platinum   Platinum   Non-guarantor   Consolidating
                                                        Holdings    Finance    Subsidiaries    Adjustments    Consolidated
                                                        --------   --------   -------------   -------------   ------------
Net cash provided by (used in) operating activities     $  (449)    (3,844)       441,234           --         $ 436,941
                                                        -------     ------       --------          ---         ---------
Investing Activities:
   Proceeds from sale of available-for-sale fixed
      maturities                                             --         --        190,589           --           190,589
   Proceeds from maturity or paydown of
     available-for-sale fixed maturities                     --        441         43,486           --            43,927
   Acquisition of available-for-sale fixed maturities        --     (2,973)      (599,842)          --          (602,815)
                                                        -------     ------       --------          ---         ---------
Net cash (used in) investing activities                      --     (2,532)      (365,767)          --          (368,299)
                                                        -------     ------       --------          ---         ---------
Financing Activities:
   Dividends paid to shareholders                        (6,925)        --             --           --            (6,925)
   Proceeds from exercise of share options                5,049         --             --           --             5,049
                                                        -------     ------       --------          ---         ---------
Net cash (used in) financing activities                  (1,876)        --             --           --            (1,876)
                                                        -------     ------       --------          ---         ---------
Net increase (decrease) in cash and cash equivalents     (2,325)    (6,376)        75,467           --            66,766
Cash and cash equivalents at beginning of year            3,414      9,917         92,130           --           105,461
                                                        -------     ------       --------          ---         ---------
Cash and cash equivalents at end of year                $ 1,089      3,541        167,597           --         $ 172,227
                                                        =======     ======       ========          ===         =========

(7)  SERIES A NOTES

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

     Pursuant to the registration rights agreement executed in connection with the offering of the Series A Notes, Platinum Holdings and Platinum Finance have filed with the SEC a registration statement on Form S-4 to enable holders to exchange the Series A Notes for publicly registered notes. Platinum Holdings and Platinum Finance have agreed to: (i) use reasonable best efforts to cause the registration statement to become or be declared effective within 180 days after the issue date of the Series A Notes; (ii) use reasonable best efforts to commence and complete the exchange offer within 45 days after the effective date of the registration statement and keep the exchange offer open for a period of not less than 30 days after notice is mailed to holders; and (iii) file a shelf registration statement for the resale of the

              PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), continued
            For the Three and Six Months Ended June 30, 2005 and 2004

Series A Notes if, under the circumstances specified in the registration rights agreement, Platinum Holdings and Platinum Finance are unable to effect the exchange offer. If Platinum Holdings and Platinum Finance do not comply with certain obligations under the registration rights agreement, additional interest shall accrue at a per annum rate of 0.25% of the aggregate principal amount of the outstanding Series A Notes during the first 90-day period following the occurrence of such registration default and at a per annum rate of 0.50% thereafter for any remaining period during which a registration default continues.

(8)  REGULATORY EXAMINATION

     In connection with its examination of the statutory financial statements of Platinum US as of December 31, 2003, the Maryland Insurance Administration (the "Administration") reached a different conclusion from that of the Company regarding the accounting for one health reinsurance contract written by Platinum US, which was effective from January 1 to December 31, 2003. Platinum US accounted for this contract as reinsurance under statutory accounting principles and U.S. GAAP. While the examination report has not been issued, the Administration has advised Platinum US that due to the immaterial effect, no changes or adjustments would be required with respect to its previously filed statutory financial statements nor would the financial statements in the examination report be adjusted for the accounting for this contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

BUSINESS OVERVIEW

     Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda holding company organized in 2002. Platinum Holdings and its subsidiaries (collectively, the "Company") operate through three licensed reinsurance subsidiaries: Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda"), Platinum Underwriters Reinsurance, Inc. ("Platinum US"), Platinum Re (UK) Limited ("Platinum UK"). The Company provides property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

     In November 2002, Platinum Holdings completed an initial public offering of 33,044,000 common shares ("the Initial Public Offering"). Concurrent with the Initial Public Offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc. ("St. Paul"), and 3,960,000 common shares to RenaissanceRe Holdings Ltd. ("RenaissanceRe") in private placements. St. Paul sold its 6,000,000 common shares in June 2004. As part of the Initial Public Offering, St. Paul and RenaissanceRe received options to purchase up to 6,000,000 and 2,500,000 of additional common shares, respectively, at any time during the ten years following the Initial Public Offering at a price of $27.00 per share. Both St. Paul and RenaissanceRe have amended their options to provide that in lieu of paying $27.00 per share, any option exercise will be settled on a net share basis, which will result in Platinum Holdings issuing a number of common shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00 less the par value per share multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share. Also, concurrent with the transactions in November 2002, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses ("LAE"), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the "Quota Share Retrocession Agreements"). In addition to these transactions the Company issued Equity Security Units ("ESU's"), consisting of a contract to purchase common shares of the Company in 2005 and an ownership interest in a senior note due 2007 issued by Platinum Underwriters Finance, Inc. ("Platinum Finance"), a U.S. based intermediate holding company subsidiary of Platinum Holdings. In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of Series A 7.5% Notes due June 1, 2017 (the "Series A Notes") unconditionally guaranteed by Platinum Holdings. The proceeds of the Series A Notes were used primarily to increase the capital of Platinum Bermuda and Platinum US.

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

     The property and casualty reinsurance industry is highly competitive. The Company competes with reinsurers worldwide, many of which have greater financial, marketing and management resources. The Company's competitors can vary by type of business. Large multi-national and multi-line reinsurers represent some of the Company's competitors in all lines and classes, while other specialty reinsurance companies in the United States compete in selective lines. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization. Bermuda-based reinsurers tend to be the significant competitors on property catastrophe business. Lloyd's of London syndicates are significant competitors on marine business. For casualty and other international classes of business, the large U.S. and European reinsurers are significant competitors.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 as Compared with the Three Months Ended June 30, 2004

     Net income for the three months ended June 30, 2005 and 2004 was as follows ($ in thousands):

                                                       2005     2004    Increase
                                                     -------   ------   --------
Net income                                           $67,985   49,799    $18,186

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

     Net premiums written and net premiums earned for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                     2005       2004    Increase
                                                   --------   -------   --------
Net premiums written                               $422,959   330,527   $ 92,432
Net premiums earned                                $431,470   310,867   $120,603

     The increase in net premiums written in 2005 is attributable to growth in both the Property and Marine and Casualty segments, partially offset by a decline in the Finite segment. The increase in net premium earned is related to the growth in current and prior periods' net premiums written in the Property and Marine and Casualty segments and is also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

     Net investment income for the three months ended June 30, 2005 and 2004 was $28,904,000 and $19,377,000, respectively. Net investment income increased in 2005 primarily due to increased invested assets. The increase in invested assets is attributable to positive cash flow from operations in 2005 and 2004 and the proceeds from the Series A Notes. Net investment income includes interest earned on funds held of $3,183,000 and $178,000 in 2005 and 2004, respectively. Net realized losses on investments were $555,000 and $1,279,000 for the three months ended June 30, 2005 and 2004, respectively. Net realized losses on investments in 2005 include a provision of $769,000 for the permanent impairment of an investment in Inter-Ocean, Ltd., a non-public reinsurance company, included in other invested asset. Exclusive of this provision, net realized gains and losses on investments were the result of the Company's efforts to manage the credit quality and duration of the investment portfolio.

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

     Losses and LAE and the resulting loss ratios for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                                     Increase
                                               2005       2004      (decrease)
                                             --------   -------   --------------
Losses and LAE                               $240,852   189,466    $      51,386
Losses and LAE ratios                            55.8%     60.9%    (5.1) points

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

     Acquisition expenses and resulting acquisition expense ratios for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                   2005      2004      Increase
                                                 --------   ------   -----------
Acquisition expenses                             $103,928   62,694   $    41,234
Acquisition expense ratios                           24.1%    20.2%   3.9 points

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

     Interest expense for the three months ended June 30, 2005 and 2004 was $4,174,000 and $2,324,000, respectively and includes interest on the ESU's as well as the Series A Notes. The increase in 2005 as compared with 2004 is due to interest on the Series A Notes issued in May 2005.

     Income tax expense and the effective income tax rate for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                    2005     2004     Increase
                                                  -------   -----   ------------
Income tax expense                                $19,828   4,857   $     14,971
Effective income tax rates                           22.6%    8.9%   13.7 points

     The increase in income tax expense in 2005 as compared with 2004 is due, in part, to the increase in income before income tax expense. An increasing percentage of the Company's income before income taxes is generated by Platinum Bermuda, which is not subject to corporate income tax. However, the Company incurred approximately $9,150,000 of income taxes associated with the transfer from Platinum Finance to Platinum Holdings of $183,350,000 of the proceeds from the sale of the Series A Notes. This transaction is deemed to be a taxable distribution under U.S. tax law and subject to U.S. withholding tax. The effective tax rate in 2004 was favorably affected by a reduction in the estimated annual effective tax rate.

Six Months Ended June 30, 2005 as Compared with the Six Months Ended June 30,
2004

     Net income for the six months ended June 30, 2005 and 2004 was as follows ($ in thousands):

                                                     2005       2004    Increase
                                                   --------   -------   --------
Net income                                         $141,073   104,613    $36,460

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

     Net premiums written and net premiums earned for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                     2005       2004    Increase
                                                   --------   -------   --------
Net premiums written                               $916,758   810,633   $106,125
Net premiums earned                                $842,510   631,909   $210,601

     The increase in net premiums written in 2005 as compared with 2004 is primarily attributable to growth in the Property and Marine and Casualty segments. The increase in net premiums earned is related to the growth in current and prior periods' net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

     Net investment income for the six months ended June 30, 2005 and 2004 was $55,809,000 and $36,861,000, respectively. Net investment income increased during 2005 primarily due to increased invested assets. The increase in invested assets is attributable to positive cash flow from operations in 2005 and 2004 and the proceeds from the Series A Notes. Net cash flow from operations, excluding trading securities activities, was $372,073,000 for the six months ended June 30, 2005 and $698,223,000 for the year ended December 31, 2004, respectively. Net investment income includes interest earned on funds held of $5,494,000 and $220,000 in 2005 and 2004, respectively. Net realized losses on investments were $183,000 and $827,000 for the six months ended June 30, 2005 and 2004, respectively. Net realized losses on investments in 2005 also include a provision of $769,000 for the permanent impairment of an investment in Inter-Ocean, Ltd. included in other invested asset. Exclusive of this provision, net realized gains and losses on investments were the result of the Company's efforts to manage the quality, diversity, currency exposure, duration and tax profile of the investment portfolio.

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

     Losses and LAE and the resulting loss ratios for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                  2005       2004      Increase
                                                --------   -------   -----------
Losses and LAE                                  $478,550   351,435   $   127,115
Loss and LAE ratios                                 56.8%     55.6%   1.2 points

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

     Acquisition expenses and resulting acquisition expense ratios for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                                      Increase
                                                2005       2004      (decrease)
                                              --------   -------   -------------
Acquisition expenses                          $197,177   151,615   $      45,562
Acquisition expense ratios                        23.4%     24.0%   (0.6) points

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

     Interest expense for the six months ended June 30, 2005 and 2004 was $6,347,000 and $4,630,000, respectively and includes interest on the ESU's as well as the Series A Notes. The increase in 2005 as compared with 2004 is due to interest on the Series A Notes issued in May 2005.

     Income tax expense and the effective income tax rate for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                    2005     2004      Increase
                                                  -------   ------   -----------
Income tax expense                                $29,775   18,428   $    11,347
Effective income tax rates                           17.4%    15.0%   2.4 points

     The increase in income tax expense in 2005 as compared with 2004 is due, in part, to the increase in income before income tax expense. An increasing percentage of the Company's income before income taxes is generated by Platinum Bermuda, which is not subject to corporate income tax. However, the Company incurred approximately $9,150,000 of income taxes associated with the transfer from Platinum Finance to Platinum Holdings of $183,350,000 of the proceeds from the Series A Notes. This transaction is deemed to be a taxable distribution under U.S. tax law and subject to U.S. withholding tax.

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

                                                 Property
                                                and Marine   Casualty   Finite Risk     Total
                                                ----------   --------   -----------   --------
Three months ended June 30, 2005:
Net premiums written                             $134,953    188,890      99,116      $422,959
                                                 --------    -------      ------      --------
Net premiums earned                               140,669    198,723      92,078       431,470
Losses and LAE                                     58,499    127,531      54,822       240,852
Acquisition expenses                               29,695     47,963      26,270       103,928
Other underwriting expenses                         8,240      8,972       1,333        18,545
                                                 --------    -------      ------      --------
   Segment underwriting income                   $ 44,235     14,257       9,653      $ 68,145
                                                 --------    -------      ------
Corporate expenses not allocated to segments                                            (4,935)
Net foreign currency exchange losses                                                      (160)
Interest expense                                                                        (4,174)
Other income                                                                               588
Net investment income and net realized losses
   on investments                                                                       28,349
                                                                                      --------
   Income before income tax expense                                                   $ 87,813
                                                                                      --------
Ratios:
   Losses and LAE                                    41.6%      64.2%       59.5%         55.8%
   Acquisition expense                               21.1%      24.1%       28.5%         24.1%
   Other underwriting expense                         5.9%       4.5%        1.4%          4.3%
                                                 --------    -------      ------      --------
      Combined                                       68.6%      92.8%       89.4%         84.2%
                                                 --------    -------      ------      --------

                                                 Property
                                                and Marine   Casualty   Finite Risk     Total
                                                ----------   --------   -----------   --------
Three months ended June 30, 2004:
Net premiums written                             $101,841    112,761      115,925     $330,527
                                                 --------    -------      -------     --------
Net premiums earned                                99,928    132,230       78,709      310,867
Losses and LAE                                     40,974     93,391       55,101      189,466
Acquisition expenses                               14,905     31,994       15,795       62,694
Other underwriting expenses                         7,174      5,305        2,567       15,046
                                                 --------    -------      -------     --------
   Segment underwriting income                   $ 36,875      1,540        5,246     $ 43,661
                                                 --------    -------      -------
Corporate expenses not allocated to segments                                            (4,216)
Net foreign currency exchange losses                                                    (1,168)
Interest expense                                                                        (2,324)
Other income                                                                               605
Net investment income and net realized losses
   on investments                                                                       18,098
                                                                                      --------
   Income before income tax expense                                                   $ 54,656
                                                                                      --------
Ratios:
   Losses and LAE                                    41.0%      70.6%        70.0%        60.9%
   Acquisition expense                               14.9%      24.2%        20.1%        20.2%
   Other underwriting expense                         7.2%       4.0%         3.3%         4.8%
                                                 --------    -------      -------     --------
      Combined                                       63.1%      98.8%        93.4%        85.9%
                                                 --------    -------      -------     --------
Six months ended June 30, 2005:
Net premiums written                             $320,002    404,559      192,197     $916,758
                                                 --------    -------      -------     --------
Net premiums earned                               268,866    383,491      190,153      842,510
Losses and LAE                                    118,539    245,969      114,042      478,550
Acquisition expenses                               51,684     93,165       52,328      197,177
Other underwriting expenses                        15,963     16,285        2,904       35,152
                                                 --------    -------      -------     --------
   Segment underwriting income                   $ 82,680     28,072       20,879     $131,631
                                                 --------    -------      -------
Corporate expenses not allocated to segments                                            (8,336)
Net foreign currency exchange losses                                                    (1,958)
Interest expense                                                                        (6,347)
Other income                                                                               232
Net investment income and net realized losses
   on investments                                                                       55,626
                                                                                      --------
   Income before income tax expense                                                   $170,848
                                                                                      --------
Ratios:
   Losses and LAE                                    44.1%      64.1%        60.0%        56.8%
   Acquisition expense                               19.2%      24.3%        27.5%        23.4%
   Other underwriting expense                         5.9%       4.2%         1.5%         4.2%
                                                 --------    -------      -------     --------
      Combined                                       69.2%      92.6%        89.0%        84.4%
                                                 --------    -------      -------     --------

                                                Property
                                               and Marine   Casualty   Finite Risk     Total
                                               ----------   --------   -----------   --------
Six months ended June 30, 2004:

Net premiums written                            $273,135     336,726     200,772     $810,633
                                                --------     -------     -------     --------
Net premiums earned                              217,993     268,452     145,464      631,909
Losses and LAE                                    89,552     188,175      73,708      351,435
Acquisition expenses                              36,657      66,830      48,128      151,615
Other underwriting expenses                       15,324      10,362       5,164       30,850
                                                --------     -------     -------     --------
   Segment underwriting income                  $ 76,460       3,085      18,464     $ 98,009
                                                --------     -------     -------
Corporate expenses not allocated to segments                                           (7,186)
Net foreign currency exchange losses                                                     (302)
Interest expense                                                                       (4,630)
Other income                                                                            1,116
Net investment income and net realized
   losses on investments                                                               36,034
                                                                                     --------
   Income before income tax expense                                                  $123,041
                                                                                     --------
Ratios:
   Losses and LAE                                   41.1%       70.1%       50.7%        55.6%
   Acquisition expense                              16.8%       24.9%       33.1%        24.0%
   Other underwriting expense                        7.0%        3.9%        3.6%         4.9%
                                                --------     -------     -------     --------
      Combined                                      64.9%       98.9%       87.4%        84.5%
                                                --------     -------     -------     --------

     PROPERTY AND MARINE

     The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets. This business includes property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss reinsurance treaties. This operating segment generated 31.9% and 30.8% of the Company's net premiums written for the three months ended June 30, 2005 and 2004, respectively, and 34.9% and 33.7% of the Company's net premiums written for the six months ended June 30, 2005 and 2004, respectively.

Three Months Ended June 30, 2005 as Compared with the Three Months Ended June 30, 2004

     Net premiums written and net premiums earned for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                     2005       2004    Increase
                                                   --------   -------   --------
Net premiums written                               $134,953   101,841    $33,112
Net premiums earned                                $140,669    99,928    $40,741

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

     Losses and LAE and the resulting loss ratios for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                    2005     2004      Increase
                                                  -------   ------   -----------
Losses and LAE                                    $58,499   40,974   $    17,525
Loss and LAE ratios                                  41.6%    41.0%   0.6 points

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

     Acquisition expenses and resulting acquisition expense ratios for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                    2005     2004      Increase
                                                  -------   ------   -----------
Acquisition expenses                              $29,695   14,905   $    14,790
Acquisition expense ratios                           21.1%    14.9%   6.2 points

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

Six Months Ended June 30, 2005 as Compared with the Six Months Ended June 30,
2004

     Net premiums written and net premiums earned for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                     2005       2004    Increase
                                                   --------   -------   --------
Net premiums written                               $320,002   273,135    $46,867
Net premiums earned                                $268,866   217,993    $50,873

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

     Losses and LAE and the resulting loss ratios for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                   2005      2004      Increase
                                                 --------   ------   -----------
Losses and LAE                                   $118,539   89,552   $    28,987
Loss and LAE ratios                                  44.1%    41.1%   3.0 points

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

     Acquisition expenses and resulting acquisition expense ratios for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                    2005     2004      Increase
                                                  -------   ------   -----------
Acquisition expenses                              $51,684   36,657   $    15,027
Acquisition expense ratios                           19.2%    16.8%   2.4 points

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

     CASUALTY

     The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, directors and officers liability, workers' compensation, casualty clash, automobile liability, surety and trade credit. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. This operating segment generated 44.7% and 34.1% of the Company's net premiums written for the three months ended June 30, 2005 and 2004, respectively, and 44.1% and 41.5% of the Company's net premiums written for the six months ended June 30, 2005 and 2004, respectively.

Three Months Ended June 30, 2005 as Compared with the Three Months Ended June 30, 2004

     Net premiums written and net premiums earned for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                     2005       2004    Increase
                                                   --------   -------   --------
Net premiums written                               $188,890   112,761    $76,129
Net premiums earned                                $198,723   132,230    $66,493

     During the three months ended June 30, 2004, based on audits and information received from ceding companies, the Company revised its estimates of Casualty premiums and, consequently, the Company reduced its net premiums written previously estimated and accrued. The effect of this change in estimate was a reduction in net premiums written of approximately $27,000,000 and a reduction in net premiums earned of approximately $15,800,000. Also during the three months ended March 31, 2004, approximately $17,000,000 of net premiums written and net premiums earned of approximately $4,400,000 related to a quota share contract was included in the Casualty segment based on the expected terms and conditions of the contract. Based on the final terms and conditions, the contract was reclassified to the Finite Risk segment. Consequently, during the three months ended June 30, 2004, this reclassification resulted in a reduction of approximately $17,000,000 of Casualty net premiums written and approximately $4,400,000 of net premiums earned and an equivalent increase in Finite Risk net premiums written and earned. The net effect of these items on underwriting income, after related reductions in losses, LAE and acquisition expenses, was not material. Exclusive of these items, net premiums written and earned in the Casualty segment increased by approximately $32,129,000 and $46,293,000, respectively in 2005 as compared with 2004. This increase in net premiums written is primarily in prior underwriting years' excess-of-loss classes due to greater than expected premiums being reported from ceding companies. The increase in net premium earned is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

     Losses and LAE and the resulting loss ratios for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                                      Increase
                                                 2005      2004      (decrease)
                                               --------   ------   -------------
Losses and LAE                                 $127,531   93,391   $      34,140
Loss and LAE ratios                                64.2%    70.6%   (6.4) points

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

     Acquisition expenses and resulting acquisition expense ratios for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                                      Increase
                                                  2005     2004      (decrease)
                                                -------   ------   -------------
Acquisition expenses                            $47,963   31,994   $      15,969
Acquisition expense ratios                         24.1%    24.2%   (0.1) points

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

Six Months Ended June 30, 2005 as Compared with the Six Months Ended June 30,
2004

     Net premiums written and net premiums earned for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                     2005       2004    Increase
                                                   --------   -------   --------
Net premiums written                               $404,559   336,726   $ 67,833
Net premiums earned                                $383,491   268,452   $115,039

     Net premiums in 2004 include revisions of estimates of Casualty premiums that resulted in reductions of net premiums written of approximately $16,300,000 and a reduction in net premiums earned of approximately $10,800,000. The net effect of the revisions of estimates on underwriting income, after related reductions in losses, LAE and acquisitions expenses, was not material. Exclusive of the reduction of estimates in 2004, casualty net premiums written and earned increased by approximately $51,533,000 and $104,239,000, respectively in 2005 as compared with 2004. This increase is due to growth in the casualty business and increased ultimate premiums from prior underwriting years' excess-of-loss classes due to greater than expected premiums being reported from ceding companies. The increase in net premium earned is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

     Losses and LAE and the resulting loss ratios for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                                      Increase
                                                2005       2004      (decrease)
                                              --------   -------   -------------
Losses and LAE                                $245,969   188,175   $      57,794
Loss and LAE ratios                               64.1%     70.1%   (6.0) points

     The increase in losses and LAE in 2005 as compared with 2004 is consistent with the growth in business. Losses and LAE included net favorable loss development of approximately $11,809,000 representing 3.1% of net premiums earned in 2005 and approximately $6,006,000 of net unfavorable loss development representing 2.2% of net premiums earned in 2004. The decrease in the loss and LAE ratio in 2005 is due to the net favorable loss development in 2005 that relates primarily to the 2002 and 2003 underwriting years' experience.

     Acquisition expenses and resulting acquisition expense ratios for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                                      Increase
                                                  2005     2004      (decrease)
                                                -------   ------   -------------
Acquisition expenses                            $93,165   66,830   $      26,335
Acquisition expense ratios                         24.3%    24.9%   (0.6) points

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

     FINITE RISK

     The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The classes of risks underwritten through finite risk contracts are fundamentally the same as the classes covered by traditional products. Typically, the potential amount of losses paid is finite or capped. In return for this limit on losses, there is typically a cap on the potential profit margin specified in the treaty. Profits above this margin are returned to the ceding company. The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss. The ongoing investigations by the SEC, the office of the Attorney General for the State of New York and the U.S. Attorney for the Southern District of New York and non-U.S. regulatory authorities such as the Bermuda Monetary Authority and the U.K. Financial Services Authority has significantly diminished demand for finite risk products. This operating segment generated 23.4% and 35.1% of the Company's net premiums written for the three months ended June 30, 2005 and 2004, respectively, and 21.0% and 24.8% of the Company's net premiums written for the six months ended June 30, 2005 and 2004, respectively. For this segment, because of the inter-relationship between losses and expenses, the Company believes it is more meaningful to evaluate the overall combined ratio, rather than its component parts of loss and acquisition expense ratios.

Three Months Ended June 30, 2005 as Compared with the Three Months Ended June 30, 2004

     Net premiums written and net premiums earned for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                                       Increase
                                                    2005      2004    (decrease)
                                                  -------   -------   ----------
Net premiums written                              $99,116   115,925    $(16,809)
Net premiums earned                               $92,078    78,709    $ 13,369

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

     Losses and LAE, acquisition expenses and the resulting ratios for the three months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                                    Increase
                                                2005     2004      (decrease)
                                              -------   ------   --------------
Losses and LAE                                $54,822   55,101   $         (279)
Loss and LAE ratios                              59.5%    70.0%   (10.5) points

Acquisition expenses                          $26,270   15,795   $       10,475
Acquisition expense ratios                       28.5%    20.1%      8.4 points

Losses, LAE and acquisition expenses          $81,092   70,896   $       10,196
Loss, LAE and acquisition expense ratios         88.0%    90.1%    (2.1) points

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

Six Months Ended June 30, 2005 as Compared with the Six Months Ended June 30,
2004

     Net premiums written and net premiums earned for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                                       Increase
                                                   2005       2004    (decrease)
                                                 --------   -------   ----------
Net premiums written                             $192,197   200,772    $(8,575)
Net premiums earned                              $190,153   145,464    $44,689

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

     Losses and LAE, acquisition expenses and the resulting ratios for the six months ended June 30, 2005 and 2004 were as follows ($ in thousands):

                                                                      Increase
                                                2005       2004      (decrease)
                                              --------   -------   -------------
Losses and LAE                                $114,042    73,708   $      40,334
Loss and LAE ratios                               60.0%     50.7%     9.3 points

Acquisition expenses                          $ 52,328    48,128   $       4,200
Acquisition expense ratios                        27.5%     33.1%   (5.6) points

Losses, LAE and acquisition expenses          $166,370   121,836   $      44,534
Loss, LAE and acquisition expense ratios          87.5%     83.8%     3.7 points

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION

     Cash and cash equivalents were $409,539,000 and $209,897,000 as of June 30, 2005 and December 31, 2004, respectively. Fixed maturities were $2,722,692,000 and $2,240,202,000 as of June 30, 2005 and December 31, 2004, respectively. Cash and cash equivalents and the investment portfolio increased due to positive cash flow from operations, excluding trading securities activities. The Company's fixed maturity available-for-sale and trading portfolios are comprised entirely of publicly traded fixed maturity investments. The investment portfolio, including cash and cash equivalents, had a weighted average duration of 3.2 years as of June 30, 2005. Management monitors the composition of the investment portfolio and cash flows from the portfolio to maintain the liquidity necessary to meet the Company's obligations. The Company believes it has sufficient cash on hand to meet its short-term obligations and to maintain the liquidity necessary for portfolio management.

     Certain assets and liabilities associated with underwriting include significant estimates. Premiums receivable as of June 30, 2005 of $576,457,000 include $492,826,000 that is based upon estimates. Premiums receivable as of December 31, 2004 of $580,048,000 include $530,066,000 that is based upon estimates. Unpaid losses and LAE as of June 30, 2005 of $1,559,092,000 includes $1,281,922,000 of estimates of claims that were incurred but not reported ("IBNR"). Unpaid losses and LAE as of December 31, 2004 of $1,380,955,000 includes $1,151,500,000 of IBNR. Commissions payable as of June 30, 2005 of $216,459,000 include $187,944,000 that is based upon estimates. Commissions payable as of December 31, 2004 of $181,925,000 include $165,050,000 that is based upon estimates. Deferred acquisition costs and unearned premiums are also based upon estimates.

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

     The Company has filed an allocated universal shelf registration statement with the Securities and Exchange Commission ("SEC"), which the SEC declared effective on April 5, 2004. The securities registered under the shelf registration statement for possible future sales include up to $750,000,000 of common shares, preferred shares and various types of debt securities. Common shares held by St. Paul and RenaissanceRe and common shares issuable upon exercise of options owned by St. Paul and RenaissanceRe accounts for $586,381,900 of the $750,000,000 of securities registered under the registration statement with the remaining $163,618,100 available for securities offerings by the Company. On June 25, 2004, the Company announced St. Paul's intent to sell 6,000,000 of the Company's common shares in an underwritten public offering, which was effected pursuant to a prospectus supplement to the shelf registration statement dated June 28, 2004 and completed on June 30, 2004. The 6,000,000 common shares sold by St. Paul amounted to $177,330,000 of the $750,000,000 securities registered under the shelf registration statement. The Company did not sell any common shares in the offering and did not receive any proceeds from the sale of the common shares by St Paul.

     The Company issued the ESU's in November 2002, each of which consists of a contract to purchase common shares from the Company in 2005 (collectively, the "Purchase Contracts") and an ownership interest in a senior note due 2007 issued by Platinum Finance (collectively, the "Senior Notes"). During the third quarter of 2005, the Company expects to remarket the Senior Notes with a reset interest rate, which will generate no proceeds for the Company. During the fourth quarter of 2005, the Company expects to issue common shares pursuant to the Purchase Contracts, which is expected to generate cash proceeds to the Company of approximately $137,500,000, less fees and expenses associated with the remarketing.

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

     It is increasingly common for our reinsurance contracts to contain terms that allow ceding companies to cancel the contract or require collateral to be posted for a portion of our obligations if the Company's reinsurance subsidiaries are downgraded below a certain rating level. Whether a client would exercise this cancellation right would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on our financial condition or future operations, but such effect potentially could be material.

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

     On March 31, 2005 A.M. Best Company ("A. M. Best ") issued a press release announcing that it had placed under review with negative implications the financial strength ratings of "A" (Excellent) of Platinum Bermuda, Platinum US and Platinum UK, that it had downgraded and placed under review with negative implications the debt rating of the equity security units issued by Platinum Finance to "bbb" from "bbb+" and that it had downgraded and placed under review with negative implications the indicative ratings assigned to securities available under our shelf registration statement to "bbb" from "bbb+" on senior unsecured debt, to "bbb-" from "bbb" on subordinated debt and to "bb+" from "bbb-" on preferred shares. After completing a plan to increase the capital of the Company's reinsurance subsidiaries, including the issuance of the Series A Notes, A.M. Best issued a press release on May 26, 2005, affirming the financial strength ratings of "A" (Excellent) of Platinum Bermuda, Platinum US and Platinum UK.

     The Company does not have a financial strength rating issued by any rating agency other than A.M. Best. In the future we may obtain financial strength ratings from other rating agencies, though we are unable to predict the impact of any such ratings at this time. The Company has a senior unsecured debt rating of BBB from Standard & Poors.

     The payment of dividends and other distributions from the Company's regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of the Company in 2005 without prior regulatory approval is estimated to be $238,338,000. While the Company's reinsurance subsidiaries could legally pay such an aggregate amount, management believes that dividends in such an amount would reduce the capital of its reinsurance subsidiaries to a level that would result in a downgrade of its various ratings. Management also believes that Platinum Holdings can receive dividends from its reinsurance subsidiaries in sufficient amounts necessary to meet the obligations of Platinum Holdings without risk of a downgrade.

     On August 4, 2004, the board of directors of the Company approved a plan to purchase up to $50,000,000 of its common shares, of which $40,015,000 remains available under the plan.

     Management believes that the cash flow generated by the operating activities of the Company's subsidiaries will provide sufficient funds for the Company to meet its expected liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to the Company may be influenced by a variety of factors, including economic conditions in general and in the insurance and reinsurance markets, legal and regulatory changes as well as fluctuations from year to year in claims experience and the presence or absence of large catastrophic events. If the Company's liquidity needs accelerate beyond our ability to fund such obligations from current operating cash flows, the Company may need to liquidate a portion of its investment portfolio. The Company's ability to meet its liquidity needs by selling investments is subject to the timing and pricing risks inherent in the capital markets.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

     It is important to understand the Company's accounting policies in order to understand its financial position and results of operations. Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the relevant periods. Certain of the estimates and assumptions result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates. The Company's most critical accounting policies involve written and unearned premium, unpaid losses and LAE, reinsurance, investments, income tax expense and share-based compensation. The critical accounting policies presented herein are discussed in more detail in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

     PREMIUMS

     Assumed reinsurance premiums are recognized as revenues when premiums become earned proportionately over the coverage period. Net premiums earned are recorded in the statement of income, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded on the balance sheet as unearned premiums, gross of any ceded unearned premiums.

     Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period. Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by estimates of premiums that are written but not reported ("WBNR"). In addition to estimating WBNR, the Company estimates the portion of premium earned but not reported ("EBNR"). The Company also estimates the expenses associated with these premiums in the form of losses, LAE and commissions. The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses. Premiums are generally reported within two years. The net impact on the results of operations of changes in estimated premiums is reduced by the losses and acquisition expenses related to such premiums. When estimating premiums written and earned, each of the Company's reinsurance subsidiaries segregates business into classes by type of coverage and type of contract (approximately 80 classes). Within each class, business is further segregated by the year in which the contract incepted (the "underwriting year"), starting with 2002. Estimates of WBNR and EBNR are made for each class and underwriting year. Premiums are estimated based on ceding company estimates and the Company's own judgment after considering factors such as the ceding company's historical premium versus projected premium, the ceding company's history of providing accurate estimates, anticipated changes in the marketplace and the ceding company's competitive position therein, reported premiums to date and the anticipated impact of proposed underwriting changes. The appropriateness of the premium estimates is evaluated in light of the actual premium reported by the ceding companies and any adjustments to these estimates are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made. The initial estimates of premiums derived by the Company's underwriting function in respect of the six months ending June 30, 2005 were reviewed based upon the foregoing considerations. The cumulative impact of this review was to reduce the estimate by approximately $49 million or 8.5% of reinsurance premiums receivable at June 30, 2005. At June 30, 2005, the Company recorded reinsurance premiums receivable of $576,457,000. As an illustration, the Company had one contract that, at June 30, 2005, represented approximately $43 million of its total reinsurance premiums receivable. With respect to that contract, the Company reduced reinsurance premiums receivable by approximately $5 million because it did not expect the ceding company to meet its production estimates or to achieve its estimated rate increases. The Company believes that it reasonably could have made an adjustment of between $0 and $5 million with respect to that contract at June 30, 2005. Had it made a $0 adjustment, the reinsurance premiums receivable for that contract at June 30, 2005 would have been $48 million. It made the $5 million adjustment, resulting in reinsurance premiums receivable for that contract of $43 million. While an adjustment of greater than $5 million is possible with respect to that contract, the Company does not consider such circumstance to be reasonably likely. Reinsurance premiums receivable under a particular contract can vary significantly from estimates derived from the Company's underwriting function depending upon its assessment of the production and rate changes likely to be achieved by the ceding company. Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and premiums earned represents estimated premiums and are not currently due based on the terms of the underlying contracts. Earned premiums, including EBNR, are a measure of exposure to losses, LAE and acquisition expenses. Consequently, when previous estimates of premiums earned are increased or decreased, the related provisions for losses and LAE and acquisition costs previously recorded are also increased or decreased.

     Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the loss experience under the contracts. Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on loss experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses. These premiums relate to the future coverage obtained for the remainder of the initial policy term and are earned over the remaining policy term. Additional premiums are those premiums triggered by losses and not related to reinstatement of limits and are earned immediately. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. As of June 30, 2005, no such allowances was made based on the Company's historical experience, the general profile of its ceding companies and its ability in most cases to contractually affect those premium receivables with losses and loss adjustment expense or other amounts payable to the same parties.

     UNPAID LOSSES AND LAE

     The most significant judgment made by management in the preparation of financial statements is the estimation of unpaid losses and LAE, also referred to as "loss reserves." These liabilities are balance sheet estimates of future amounts required to pay losses and LAE for reinsured claims that have occurred at or before the balance sheet date. Every quarter, the Company's actuaries prepare estimates of the loss reserves based on established actuarial techniques. Because the ultimate amount of unpaid losses and LAE is uncertain, we believe that quantitative techniques to estimate these amounts are enhanced by professional and managerial judgment. The Company's management reviews these estimates and determines its best estimate of the liabilities to record in the Company's financial statements.

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

     The gross liabilities recorded on the Company's balance sheet as of June 30, 2005 for unpaid losses and LAE were $1,559,092,000. The following table sets forth a breakdown between case reserves and IBNR by segment at June 30, 2005 ($ in thousands):

                                      Property                Finite
                                     and Marine   Casualty     Risk       Total
                                     ----------   --------   -------   ----------
Case reserves ....................    $ 26,449     120,536   130,185   $  277,170
IBNR .............................     258,725     794,253   228,944    1,281,922
                                      --------     -------   -------   ----------
   Total unpaid losses and LAE ...    $285,174     914,789   359,129   $1,559,092
                                      --------     -------   -------   ----------

     Generally, initial actuarial estimates of IBNR not related to a specific event are based on the loss ratio method applied to each underwriting year for each class of business. Actual paid losses and case reserves ("reported losses") are subtracted from expected ultimate losses to determine IBNR. The initial expected ultimate losses involve management judgment and are based on: (i) contract by contract expected loss ratios derived from the Company's pricing process, and (ii) historical loss ratios of the Company and of the reinsurance underwriting segment of St. Paul ("St. Paul Re") prior to the Initial Public Offering adjusted for rate changes and trends. These judgments will take into account management's view of past, current and future: (i) market conditions,
(ii) changes in the business underwritten, (iii) changes in timing of the emergence of claims and (iv) other factors that may influence expected ultimate losses.

     Over time, as a greater number of claims are reported, actuarial estimates of IBNR are based on the Bornhuetter-Ferguson and the chain ladder techniques. The Bornhuetter-Ferguson technique utilizes actual reported losses and expected patterns of reported losses, taking the initial expected ultimate losses into account to determine an estimate of expected ultimate losses. This technique is most appropriate when there are few reported claims and a relatively less stable pattern of reported losses. The chain ladder technique utilizes actual reported losses and expected patterns of reported losses to determine an estimate of expected ultimate losses that is independent of the initial expected ultimate losses. This technique is most appropriate when there are a large number of reported losses with significant statistical credibility and a relatively stable pattern of reported losses. Multiple point estimates using a variety of actuarial techniques are calculated for many, but not all, of the Company's 80 classes of coverage for each underwriting year. The Company does not believe that these multiple point estimates are or should be considered a range. The Company's actuaries look at each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors such as historical ultimate loss ratios, the presence of individual large losses, and known occurrences that have not yet resulted in reported losses. For some classes of business the Company's actuaries believe that a review of individual contract information improves the loss reserve estimate. For example, individual contract review is particularly important for the Finite Risk segment and the Accident and Health class within the Casualty segment. Once the actuaries make their determinations of the most appropriate point estimate for each class, this information is aggregated and presented to executive management for review and approval. At June 30, 2005 the liability for unpaid losses and LAE that the Company recorded reflected the point estimates of IBNR prepared by the Company's actuaries.

     Generally, North American casualty excess business has the longest pattern of reported losses and therefore the greatest uncertainty. IBNR for these classes at June 30, 2005 was $575 million which was 45% of the total IBNR for the Company at that date. Because North American casualty excess business has the greatest uncertainty, the Company would not consider a variance of five percentage points from the initial expected loss ratio to be unusual. As an example, a change in the initial expected loss ratio from 65% to 70% would result in an increase of the IBNR for these classes by $48 million. This equates to approximately 7% of the liability for total unpaid losses and LAE for these classes at June 30, 2005. As another example, if the estimated pattern of reported losses was accelerated by 5% the IBNR for these classes would decrease by $3 million which is less than 1%. Because the Company believes the two most important inputs to the reserve estimation methodologies described above are the initial expected loss ratio and the estimated pattern of reported losses, the Company has selected these two inputs as the basis for the sensitivity analyses in this paragraph.

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

     As of June 30, 2005, the Company did not have any significant back-log related to its processing of assumed reinsurance information.

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

     In December 2004, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS 123R"). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that, prospectively, compensation costs be recognized for the fair value of all share options over the remaining vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2004. The share-based compensation expense for share options currently outstanding are to be based on the same cost model used to calculate the pro forma disclosures under SFAS 123.

     On April 14, 2005, the SEC adopted a new rule that allows SEC registrants to implement SFAS 123R as of January 1, 2006. The SEC's new rule does not change the accounting required by SFAS 123R; it delays the date for compliance with the standard. Previously under SFAS 123R, the Company would have been required to implement the standard as of July 1, 2005. Consequently, the Company's consolidated financial statements filed with the SEC do not need to comply with SFAS 123R until January 1, 2006. The Company plans to adopt the provisions of the SFAS 123R in the first quarter of 2006.

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

     The Company has other receivable amounts subject to credit risk. The most significant of these are reinsurance premiums receivable from ceding companies. To mitigate credit risk related to premium receivables, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing the Company to settle claims net of any premium receivable. While management does not consider credit risk related to amounts recoverable from retrocessionaires to be material as of June 30, 2005, we consider the financial strength of retrocessionaires when determining whether to purchase coverage from them. Retrocessional coverage is generally obtained from companies rated "A" or better by A. M. Best unless the retrocessionaires' obligations are fully collateralized. For exposures where losses become known and are paid in a relatively short period of time, we may obtain retrocessional coverage from companies rated "A-" or better by A. M. Best. The financial performance and rating status of all material retrocessionaires is routinely monitored.

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

INTEREST RATE RISK

     The Company is exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed income portfolio and can cause changes in the actual timing of receipt of certain principal payments. Rising interest rates result in a decline in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage backed securities, to extension risk. Conversely, a decline in interest rates will result in a rise in the market value of our fixed income portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk. The aggregate hypothetical impact on our fixed income portfolio, generated from an immediate parallel shift in the treasury yield curve, as of June 30, 2005 is approximately as follows ($ in thousands):

                                                   Interest Rate Shift in Basis Points
                                      ------------------------------------------------------------
                                       - 100 bp     - 50 bp     Current     + 50 bp      + 100 bp
                                      ----------   ---------   ---------   ---------    ----------
Total market value                    $2,819,694   2,771,576   2,722,692   2,673,066    $2,623,055
Percent change in market value               3.6%        1.8%         --        (1.8%)        (3.7%)
Resulting unrealized appreciation /
   (depreciation)                     $  107,332      59,214      10,330     (39,296)   $  (89,307)

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

SOURCES OF FAIR VALUE

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2005 ($ in thousands):

                                                          Carrying
                                                           Amount     Fair Value
                                                         ----------   ----------
Financial assets:
   Fixed maturities                                      $2,722,692   $2,722,692
   Other invested asset                                       6,000        6,000
Financial liabilities:
   Debt obligations                                      $  387,500   $  412,855

     The fair value of fixed maturities is based on quoted market prices at the reporting date for those or similar investments. The fair values of debt obligations are based on quoted market prices. Other invested asset represents a strategic investment in a non-public reinsurance company and is carried at estimated fair value.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC's rules and forms.

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

     As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. The foregoing factors, which are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 should not be construed as exhaustive. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously disclosed, in November and December 2004, the Company received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products. The Company is fully cooperating in responding to all such requests. Other reinsurance companies have reported receiving similar subpoenas and requests. This investigation appears to be at a very preliminary stage and, accordingly, it is not possible to predict the direction the investigation will take and the impact, if any, it may have on the Company's business. In view of the ongoing industry investigations, the Company retained the law firm of Dewey Ballantine LLP to conduct a review of its finite reinsurance practices. They recently informed the Company that their review was complete and that they have identified no evidence of improprieties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual general meeting of shareholders (the "Annual Meeting") of the Company was held on April 26, 2005. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement, dated March 22, 2005. The Company's shareholders (1) elected eight directors to the Company's Board of Directors to serve until the 2006 annual general meeting of shareholders and (2) ratified the selection of KPMG LLP as the Company's independent registered public accounting firm for the 2005 fiscal year. Set forth below are the voting results for these proposals:

ELECTION OF DIRECTORS OF THE COMPANY

                            For      Withheld
                        ----------   --------
H. Furlong Baldwin      40,115,148    100,610
Jonathan F. Bank        40,117,673     98,085
Dan R. Carmichael       39,275,422    940,336
Neill A. Currie         39,279,086    936,672
Robert V. Deutsch       39,267,164    948,594
Gregory E.A. Morrison   39,725,185    490,573
Steven H. Newman        39,275,422    940,336
Peter T. Pruitt         39,272,897    942,861

RATIFICATION OF SELECTION OF KPMG LLP AS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2005 FISCAL YEAR

    For      Against   Abstain   Broker Non-Votes
----------   -------   -------   ----------------
40,188,565    23,430    3,763            0

ITEM 6. EXHIBITS

Exhibit
 Number                                 Description
-------                                 -----------
  10.1    First Amendment dated July 14, 2005 to the Platinum Underwriters
          Holdings, Ltd. Guaranty dated December 31, 2003 between Platinum
          Holdings, as Guarantor, and Platinum US. (1)

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

(1) Incorporated by reference from Platinum Holdings' Quarterly Report on Form 10-Q, filed with the Commission on August 5, 2005.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PLATINUM UNDERWRITERS HOLDINGS, LTD


Date: September 21, 2005                /s/ GREGORY E.A. MORRISON
                                        ----------------------------------------
                                        By: Gregory E.A. Morrison
                                        President and Chief Executive Officer


Date: September 21, 2005                /s/ JOSEPH F. FISHER
                                        ----------------------------------------
                                        By: Joseph F. Fisher
                                        Executive Vice President and
                                        Chief Financial Officer