Form 10-Q
period 2005-09-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2005-11-01
CIK 1171500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 21, 2005, there were outstanding 49,604,759 common shares, par value $0.01 per share, of the registrant.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Page

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	1

Consolidated Statements of Income and Comprehensive Income for the Three and Nine months ended September 30, 2005 and 2004 (Unaudited)	2

Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited) for the Three and Nine Months Ended September 30, 2005 and 2004	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004	25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	51

Item 4. Controls and Procedures	53

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	54

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6. Exhibits	55

SIGNATURES	55
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $2,917,948 and $2,144,290, respectively)	$2,886,969	$2,157,529
Fixed maturities — trading, at fair value (amortized cost — $96,392 and $82,931, respectively)	96,248	82,673
Other invested asset	6,000	6,769

Total investments	2,989,217	2,246,971
Cash and cash equivalents	391,637	209,897
Accrued investment income	31,013	23,663
Reinsurance premiums receivable	557,422	580,048
Reinsurance recoverable on ceded losses and loss adjustment expenses	68,276	2,005
Prepaid reinsurance premiums	10,745	2,887
Funds held by ceding companies	250,324	198,048
Deferred acquisition costs	139,158	136,038
Income tax recoverable	10,106	1,325
Deferred tax assets	27,290	8,931
Other assets	10,897	12,182

Total assets	$4,486,085	$3,421,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$2,079,668	$1,380,955
Unearned premiums	558,881	502,423
Reinsurance deposit liabilities	5,932	20,189
Debt obligations	387,500	137,500
Ceded premiums payable	26,278	2,384
Commissions payable	176,036	181,925
Funds withheld	—	11,999
Deferred taxes	—	10,404
Other liabilities	23,973	41,213

Total liabilities	3,258,268	2,288,992

Shareholders’ Equity:
Preferred shares, $.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common shares, $.01 par value, 200,000,000 shares authorized, 49,604,759 and 43,087,407 shares issued and outstanding, respectively	496	430
Additional paid-in capital	1,092,029	911,851
Unearned share grant compensation	(2,108)	—
Accumulated other comprehensive income (loss)	(25,718)	12,252
Retained earnings	163,118	208,470

Total shareholders’ equity	1,227,817	1,133,003

Total liabilities and shareholders’ equity	$4,486,085	$3,421,995

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2005 and 2004
($ in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Net premiums earned	$429,388	383,090	1,271,898	$1,014,999
Net investment income	36,441	21,429	92,250	58,290
Net realized gains (losses) on investments	(879)	2,262	(1,062)	1,435
Other income (expense)	(433)	1,021	(201)	2,137

Total revenue	464,517	407,802	1,362,885	1,076,861

Expenses:
Losses and loss adjustment expenses	564,618	384,724	1,043,168	736,159
Acquisition expenses	98,858	81,271	296,035	232,886
Operating expenses	8,080	15,400	51,568	53,436
Net foreign currency exchange (gains) losses	(88)	(628)	1,870	(326)
Interest expense	6,839	2,322	13,186	6,952

Total expenses	678,307	483,089	1,405,827	1,029,107

Income (loss) before income tax expense	(213,790)	(75,287)	(42,942)	47,754
Income tax expense (benefit)	(37,766)	(5,535)	(7,991)	12,893

Net income (loss)	$(176,024)	(69,752)	(34,951)	$34,861

Earnings per share:
Basic earnings (loss) per share	$(4.02)	(1.62)	(0.80)	$0.81
Diluted earnings (loss) per share	$(4.02)	(1.62)	(0.80)	$0.78

Comprehensive income (loss):
Net income (loss)	$(176,024)	(69,752)	(34,951)	$34,861
Other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	(36,414)	31,147	(37,992)	(2,036)
Cumulative translation adjustments, net of deferred taxes	59	(140)	22	(292)

Comprehensive income (loss)	$(212,379)	(38,745)	(72,921)	$32,533

Shareholder dividends:
Dividends declared	$3,490	3,435	10,401	$10,360
Dividends declared per share	$0.08	0.08	0.24	$0.24
See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2005 and 2004
($ in thousands)

	2005	2004
Preferred shares:
Balances at beginning and end of period	$—	$—

Common shares:
Balances at beginning of period	430	430
Exercise of share options	7	2
Issuance of restricted shares and shares for share units	1	1
Issuance of common shares	58	—
Purchase of common shares	—	(3)

Balances at end of period	496	430

Additional paid-in-capital:
Balances at beginning of period	911,851	910,505
Exercise of share options	13,063	5,834
Issuance of restricted shares and shares for share units	2,749	1,736
Share based compensation	2,559	1,565
Issuance of common shares	161,807	—
Purchase of common shares	—	(9,982)

Balances at end of period	1,092,029	909,658

Unearned share grant compensation :
Balances at beginning of period	—	—
Shares issued	(2,750)	—
Amortization	642	—

Balances at end of period	(2,108)	—

Accumulated other comprehensive income (loss):
Balances at beginning of period	12,252	18,774
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	(37,992)	(2,036)
Net change in cumulative translation adjustments, net of deferred tax	22	(292)

Balances at end of period	(25,718)	16,446

Retained earnings:
Balances at beginning of period	208,470	137,494
Net income (loss)	(34,951)	34,861
Dividends paid to shareholders	(10,401)	(10,360)

Balances at end of period	163,118	161,995

Total shareholders’ equity	$1,227,817	$1,088,529

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2005 and 2004
($ in thousands)

	2005	2004
Operating Activities:
Net income (loss)	$(34,951)	$34,861
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	13,361	15,676
Net realized losses on investments	1,062	(1,435)
Net foreign currency exchange losses	1,870	(326)
Share-based compensation	3,301	1,736
Trading securities activities	(14,195)	13,026
Changes in assets and liabilities:
Increase in accrued investment income	(7,350)	(9,121)
(Increase) decrease in reinsurance premiums receivable	22,626	(151,022)
Increase in funds held by ceding companies	(52,276)	(20,720)
Increase in deferred acquisition costs	(3,120)	(62,693)
Increase in net unpaid losses and loss adjustment expenses	638,669	488,814
Increase in net unearned premiums	48,600	234,382
Increase (decrease) in reinsurance deposit liabilities	(14,257)	17,511
Increase (decrease) in ceded premiums payable	23,894	(2,354)
Increase (decrease) in commissions payable	(5,889)	44,592
Increase (decrease) in funds withheld	(11,999)	22,487
Changes in other assets and liabilities	(47,927)	(2,051)
Other net	(2,399)	(193)

Net cash provided by operating activities	559,020	623,170

Investing Activities:
Proceeds from sale of available-for-sale fixed maturities	478,134	307,551
Proceeds from maturity or paydown of available-for-sale fixed maturities	97,070	117,117
Acquisition of available-for-sale fixed maturities	(1,363,918)	(916,443)

Net cash used in investing activities	(788,714)	(491,775)

Financing Activities:
Dividends paid to shareholders	(10,401)	(10,360)
Proceeds from exercise of share options	13,070	5,836
Proceeds from issuance of debt	246,900	—
Proceeds from issuance of common shares	161,865	—
Purchase of common shares	—	(9,985)

Net cash provided by (used in) financing activities	411,434	(14,509)

Net increase in cash and cash equivalents	181,740	116,886
Cash and cash equivalents at beginning of period	209,897	105,461

Cash and cash equivalents at end of period	$391,637	$222,347

Supplemental disclosures of cash flow information:
Income taxes paid	$32,507	$2,533
Interest paid	$7,219	$7,219
See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited),
For the Three and Nine Months Ended September 30, 2005 and 2004
(1) Basis of Presentation
     The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) and its subsidiaries (collectively, the “Company”), including Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Re (UK) Limited (“Platinum UK”), Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings, and Platinum Administrative Services, Inc. All material inter-company transactions have been eliminated in preparing these condensed consolidated financial statements. The condensed consolidated financial statements included in this report as of and for the three and nine months ended September 30, 2005 and 2004 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004.
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
     In November 2002, Platinum Holdings completed an initial public offering of 33,044,000 common shares (the “Initial Public Offering”). Concurrently with the Initial Public Offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., (“St. Paul”), and 3,960,000 common shares to RenaissanceRe Holdings Ltd. (“RenaissanceRe”) in private placements. St. Paul sold its 6,000,000 common shares in June 2004. As part of the Initial Public Offering, St. Paul and RenaissanceRe received options to purchase up to 6,000,000 and 2,500,000 additional common shares, respectively, at any time during the ten years following the Initial Public Offering at a price of $27.00 per share. Both St. Paul and RenaissanceRe have amended their options to provide that in lieu of paying $27.00 per share, any option exercise will be settled on a net share basis, which will result in Platinum Holdings issuing a number of common shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00, less the par value per share, multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share. Also, concurrently with the transactions in November 2002, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses (“LAE”), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002. In addition to these transactions the Company issued Equity Security Units (“ESU’s”), consisting of a contract to purchase common shares of the Company in 2005 and an ownership interest in a senior note bearing interest at 5.25%, due 2007 issued by Platinum Finance, a U.S. based intermediate holding company subsidiary of Platinum Holdings, and guaranteed by Platinum Holdings (the “Senior Guaranteed Notes”).

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004
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
     Restricted shares awarded are amortized into earnings over the vesting period based on the fair value of the shares at the time of the grant. There are limits on the transferability of the restricted shares and such restricted shares may be forfeited in the event of certain types of termination of the recipient’s employment. The unearned or unvested portion of the restricted shares issued is presented as a separate component of shareholders’ equity.
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that, prospectively, compensation costs be recognized for the fair value of all share options over the remaining vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2004. The share-based compensation expense for share options currently outstanding are to be based on the same cost model used to calculate the pro forma disclosures under SFAS 123. Consequently, the pro forma share-based compensation expense and pro forma income below approximates the expense under SFAS 123R.
     The following table illustrates the effect on the Company’s net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 of applying the “fair value” method to all share option grants ($ in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Share-based compensation expense:
As reported	$908	649	2,710	$1,736
Pro forma	2,140	1,855	6,256	5,200

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$(176,024)	(69,752)	(34,951)	$34,861
Pro forma	(177,256)	(70,958)	(38,497)	31,397
Basic earnings (loss) per share:
As reported	(4.02)	(1.62)	(0.80)	0.81
Pro forma	(4.05)	(1.66)	(0.89)	0.72
Diluted earnings (loss) per share:
As reported	(4.02)	(1.62)	(0.80)	0.78
Pro forma	$(4.05)	(1.66)	(0.89)	$0.71
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
(2) Investments
     Investments classified as available-for-sale are carried at fair value as of the balance sheet date. Net change in unrealized investment gains and losses on available-for-sale securities, net of deferred taxes for the nine months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004
Fixed maturities	$(44,218)	$(3,261)
Less — deferred taxes	6,226	1,225

Net change in unrealized investment gains and losses	$(37,992)	$(2,036)

     Gross unrealized gains and losses on available-for-sale fixed maturities as of September 30, 2005 were $5,548,000 and $36,527,000, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004
     The unrealized losses on fixed maturities classified as available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2005 were as follows ($ in thousands):

		Unrealized
	Fair Value	Loss
Less than twelve months:
U.S. Government and U.S. Government agencies	$129,041	$(1,156)
Corporate bonds	1,071,601	(15,578)
Mortgage and asset backed securities	802,091	(9,609)
Municipal bonds	139,090	(1,177)
Foreign governments and states	28,044	(401)
Redeemable preferred stocks	8,375	(360)

Total	2,178,242	(28,281)

Twelve months or more:
U.S. Government and U.S. Government agencies	3,429	(7)
Corporate bonds	154,002	(4,600)
Mortgage and asset backed securities	67,914	(2,354)
Municipal bonds	38,218	(878)
Foreign governments and states	11,151	(407)

Total	274,714	(8,246)

Total of securities with unrealized losses:
U.S. Government and U.S. Government agencies	132,470	(1,163)
Corporate bonds	1,225,603	(20,178)
Mortgage and asset backed securities	870,005	(11,963)
Municipal bonds	177,308	(2,055)
Foreign governments and states	39,195	(808)
Redeemable preferred stocks	8,375	(360)

Total	$2,452,956	$(36,527)

     The Company routinely reviews its investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other-than-temporary impairments.” The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include but are not limited to the length and magnitude of an unrealized loss, specific credit events, overall financial condition of the issuer, and the Company’s ability to hold a security for a sufficient period of time for the value to recover the unrealized loss. The Company’s ability to hold a security is based on current and anticipated future positive cash flow from operations that generates sufficient liquidity in order to meet its obligations. If the Company has determined that an unrealized loss on a security is other than temporary, the Company writes down the carrying value of the security and records a realized loss in the statement of income. As of September 30, 2005 management believes that the Company’s investment portfolio does not contain any securities that have other-than-temporary impairments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004
     Other invested asset represents an investment in Inter-Ocean Holdings, Ltd., a non-public reinsurance company. In June 2005 as a result of the routine evaluation of investments, the Company wrote down the carrying value of the investment in Inter-Ocean Holdings Ltd. to its estimated net realizable value and recorded a realized loss of $769,000. The Company has no ceded or assumed reinsurance business with Inter-Ocean Holdings, Ltd.
(3) Hurricane Losses
     In 2005, two significant named hurricanes, Katrina and Rita (the “2005 Hurricanes”), caused severe damage in Louisiana, Mississippi, Texas and several other states in the Gulf Coast region of the United States. Hurricane Katrina, based on current industry estimates, is the costliest natural disaster in U.S. history. In 2004, four significant named hurricanes, Charley, Frances, Ivan and Jeanne (the “2004 Hurricanes”), caused severe damage in the Caribbean and the southeastern United States, principally Florida. As a result of losses arising from these catastrophic events, certain reinsurance contracts generated additional premiums and accrued profit commissions for certain reinsurance contracts were reduced.
     The net adverse impact on underwriting results of the Company for the three months ended September 30, 2005 and 2004 from the above mentioned hurricanes is summarized as follows ($ in thousands):

	2005	2004
Gross losses and LAE	$396,923	$186,457
Retrocessional reinsurance	(56,083)	—

Net losses and LAE	340,840	186,457
Additional premiums earned	(19,554)	(19,895)
Profit commissions	—	(10,350)

Net adverse impact on underwriting results	$321,286	$156,212

     Development of the 2004 Hurricanes subsequent to September 30, 2004 increased the adverse impact on underwriting results by approximately $34,754,000 in the fourth quarter of 2004 and $6,081,000 in the first six months of 2005.
(4) Earnings Per Share
     Following is a calculation of the basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 ($ in thousands, except per share data):

Weighted
	Net	Average	Earnings
	Income	Shares	(Loss)
	(loss)	Outstanding	Per Share
Three Months Ended September 30, 2005:
Basic loss per share:
Loss available to common shareholders	$(176,024)	43,785	$(4.02)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004

		Weighted
	Net	Average	Earnings
	Income	Shares	(Loss)
	(loss)	Outstanding	Per Share
Three Months Ended September 30, 2004:
Basic loss per share:
Loss available to common shareholders	$(69,752)	43,127	$(1.62)

Nine Months Ended September 30, 2005:
Basic loss per share:
Loss available to common shareholders	(34,951)	43,459	(0.80)

Nine Months Ended September 30, 2004:
Basic earnings per share
Income available to common shareholders	34,861	43,186	0.81
Diluted earnings per share:
Share options and restricted share units	—	2,227
Interest expense related to ESU’s	4,577	—
Common share conversion of ESU’s	—	5,009

Diluted earnings per share:	$39,438	50,422	$0.78

(5) Operating Segment Information
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
     In managing the Company’s operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Segment underwriting income is reconciled to income before income tax expense. The measures used by management in evaluating the Company’s operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the operating segments together with a reconciliation of underwriting income to income before income tax expense for the three and nine months ended September 30, 2005 and 2004 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended September 30, 2005:

Net premiums written	$133,350	216,659	60,177	$410,186

Net premiums earned	145,853	205,050	78,485	429,388
Losses and LAE	373,761	129,218	61,639	564,618
Acquisition expenses	17,753	50,097	31,008	98,858
Other underwriting expenses	3,632	1,894	524	6,050

Segment underwriting income (loss)	$(249,293)	23,841	(14,686)	(240,138)

Net investment income and net realized losses on investments				35,562
Net foreign currency exchange gains				88
Other expense				(433)
Corporate expenses not allocated to segments				(2,030)
Interest expense				(6,839)

Loss before income tax benefit				$(213,790)

Ratios:
Losses and LAE	256.3%	63.0%	78.5%	131.5%
Acquisition expense	12.2%	24.4%	39.5%	23.0%
Other underwriting expense	2.5%	0.9%	0.7%	1.4%

Combined	271.0%	88.3%	118.7%	155.9%

Three months ended September 30, 2004:
Net premiums written	$120,629	171,967	147,899	$440,495

Net premiums earned	135,430	156,512	91,148	383,090
Losses and LAE	195,495	105,559	83,670	384,724
Acquisition expenses	20,834	38,935	21,502	81,271
Other underwriting expenses	5,956	5,617	661	12,234

Segment underwriting income (loss)	$(86,855)	6,401	(14,685)	(95,139)

Net investment income and net realized gains on investments				23,691
Net foreign currency exchange gains				628
Other income				1,021
Corporate expenses not allocated to segments				(3,166)
Interest expense				(2,322)

Loss before income tax benefit				$(75,287)

Ratios:
Losses and LAE	144.4%	67.4%	91.8%	100.4%
Acquisition expense	15.4%	24.9%	23.6%	21.2%
Other underwriting expense	4.4%	3.6%	0.7%	3.2%

Combined	164.2%	95.9%	116.1%	124.8%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004

	Property
	and Marine	Casualty	Finite Risk	Total
Nine months ended September 30, 2005:

Net premiums written	$453,352	621,218	252,374	$1,326,944

Net premiums earned	414,719	588,541	268,638	1,271,898
Losses and LAE	492,300	375,187	175,681	1,043,168
Acquisition expenses	69,437	143,262	83,336	296,035
Other underwriting expenses	19,595	18,179	3,428	41,202

Segment underwriting income (loss)	$(166,613)	51,913	6,193	(108,507)

Net investment income and net realized losses on investments				91,188
Net foreign currency exchange losses				(1,870)
Other expense				(201)
Corporate expenses not allocated to segments				(10,366)
Interest expense				(13,186)

Loss before income tax benefit				$(42,942)

Ratios:
Losses and LAE	118.7%	63.7%	65.4%	82.0%
Acquisition expense	16.7%	24.3%	31.0%	23.3%
Other underwriting expense	4.7%	3.1%	1.3%	3.2%

Combined	140.1%	91.1%	97.7%	108.5%

Nine months ended September 30, 2004:
Net premiums written	$393,764	508,693	348,671	$1,251,128

Net premiums earned	353,423	424,964	236,612	1,014,999
Losses and LAE	285,047	293,734	157,378	736,159
Acquisition expenses	57,491	105,765	69,630	232,886
Other underwriting expenses	21,280	15,979	5,825	43,084

Segment underwriting income (loss)	$(10,395)	9,486	3,779	2,870

Net investment income and net realized gains on investments				59,725
Net foreign currency exchange gains				326
Other income				2,137
Corporate expenses not allocated to segments				(10,352)
Interest expense				(6,952)

Income before income tax expense				$47,754

Ratios:
Losses and LAE	80.7%	69.1%	66.5%	72.5%
Acquisition expense	16.3%	24.9%	29.4%	22.9%
Other underwriting expense	6.0%	3.8%	2.5%	4.2%

Combined	103.0%	97.8%	98.4%	99.6%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004
(6) Income Taxes
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
     A reconciliation of expected income tax expense (benefit), computed by applying a 35% income tax rate to income (loss) before income taxes, to actual income tax expense (benefit) for the three and nine months ended September 30, 2005 and 2004 is as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected income tax expense (benefit) at 35%	$(74,827)	(26,350)	(15,030)	$16,714
Effect of foreign income subject to tax at rates other than 35%	38,528	21,299	270	(3,042)
Tax exempt investment (income) loss	(1,047)	360	(2,011)	(601)
U.S. withholding tax on deemed taxable transfer to foreign affiliate	(1,000)	—	8,150	—
Other, net	580	(844)	630	(178)

Income tax expense (benefit)	$(37,766)	(5,535)	(7,991)	$12,893

     The Company incurred approximately $8,150,000 of income taxes associated with the transfer from Platinum Finance to Platinum Holdings of $183,350,000 of the proceeds from the issuance of the Series A Notes in May 2005. This transaction is deemed to be a taxable distribution under U.S. tax law and subject to U.S. withholding tax. During the three months ended September 30, 2005, the estimated amount deemed to be a taxable distribution under U.S. tax law and subject to withholding tax was revised as a result of the net loss for the nine months ended September 30, 2005. Consequently, the estimate of withholding tax was reduced by $1,000,000.
(7) Debt and Equity Transactions
Debt Offering
     In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of Series A 7.5% Notes due June 1, 2017 (the “Series A Notes”), unconditionally guaranteed by Platinum Holdings. The Series A Notes were issued in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The proceeds of the Series A Notes were used primarily to increase the capital of Platinum Bermuda and Platinum US. Interest at a per annum rate of 7.5% is payable on the Series A Notes on each June 1 and December 1 commencing on December 1,

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004
2005. Platinum Finance may redeem the Series A Notes, at its option, at any time in whole, or from time to time in part, prior to maturity. The redemption price will be equal to the greater of: (i) 100 percent of the principal amount of the Series A Notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at a comparable U.S. Treasury rate plus 50 basis points, plus in each case, interest accrued but not paid to the date of redemption.
     On September 27, 2005, Platinum Holdings and Platinum Finance launched an exchange offer through which they offered to exchange up to $250,000,000 aggregate principal amount of the outstanding Series A Notes for up to $250,000,000 aggregate principal amount of Series B Notes which have substantially the same terms as the Series A Notes and which have been registered under the Securities Act (the “Series B Notes”), pursuant to a separate prospectus. The exchange offer period ended on October 28, 2005, 100% of the Series A Notes were tendered for Series B Notes. The exchange is scheduled to close on November 2, 2005.
ESU remarketing
     In November 2002, the Company issued ESU’s, consisting of a contract to purchase common shares of the Company in 2005 and an ownership interest in Senior Guaranteed Notes. On August 16, 2005, Platinum Finance successfully completed the remarketing of $137,500,000 aggregate principal amount of the Senior Guaranteed Notes due November 16, 2007 at a price of 100.7738% with a reset interest rate of 6.371% (the “Remarketed Senior Guaranteed Notes”). Interest is payable on the Remarketed Senior Guaranteed Notes on May 16 and November 16 of each year, commencing November 16, 2005. The Remarketed Senior Guaranteed Notes are unconditionally guaranteed by Platinum Holdings. The remarketing was conducted on behalf of holders of the ESU’s and neither Platinum Holdings nor Platinum Finance received any cash proceeds from the remarketing. Proceeds from the remarketing were used to purchase a portfolio of U.S. Treasury securities to secure the obligations of the holders of the ESU’s under the related common share purchase contract and to pay the remarketing fee. There were no excess proceeds to be distributed to holders of the ESU’s in connection with the remarketing.
Common Share Offering
     On September 22, 2005, Platinum Holdings completed an offering of 5,839,286 common shares at a price to the public of $28.00 per share, less related expenses. All shares were offered by Platinum Holdings and were sold pursuant to its effective shelf registration statement. The proceeds were $161,865,000, net of expenses, and are expected to be used to make contributions to the capital and surplus of the reinsurance subsidiaries and for general corporate purposes.
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
For the Three and Nine Months Ended September 30, 2005 and 2004
statements nor would the financial statements in the examination report be adjusted for the accounting for this contract.
(9) Condensed Consolidating Financial Information
     In November 2002, the Company issued ESU’s consisting of a contract to purchase common shares of the Company in 2005 and an ownership interest in Senior Guaranteed Notes due 2007 issued by Platinum Finance, a U.S. based intermediate holding company and indirect wholly owned subsidiary of Platinum Holdings. The Senior Guaranteed Notes are fully and unconditionally guaranteed by Platinum Holdings on a senior unsecured basis and are pledged to collateralize the holders’ obligations to acquire common shares in 2005. In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of Series A Notes. The Series A Notes are also fully and unconditionally guaranteed by Platinum Holdings.
     The payment of dividends from the Company’s regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by Platinum US to Platinum Finance in 2005 without prior regulatory approval is $40,312,000. As of September 30, 2005, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings, including Platinum US, without prior regulatory approval is estimated to be $114,637,000.
     The tables below present condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004

			Non-
Condensed Consolidating Balance Sheet	Platinum	Platinum	guarantor	Consolidating
September 30, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value	$—	12,652	2,874,317	—	$2,886,969
Fixed maturity trading securities at fair value	—	—	96,248	—	96,248
Other invested asset	—	—	6,000	—	6,000

Total investments	—	12,652	2,976,565	—	2,989,217
Investment in subsidiaries	1,051,375	428,112	330,235	(1,809,722)	—
Cash and cash equivalents	176,593	23,184	191,860	—	391,637
Reinsurance assets	—	—	2,706,714	(1,680,789)	1,025,925
Other assets	2,015	7,581	169,710	(100,000)	79,306

Total assets	$1,229,983	471,529	6,375,084	(3,590,511)	$4,486,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Reinsurance liabilities	$—	—	4,527,024	(1,680,229)	$2,846,795
Debt obligations	—	387,500	—	—	387,500
Other liabilities	2,330	7,521	14,842	(720)	23,973

Total liabilities	2,330	395,021	4,541,866	(1,680,949)	3,258,268

Shareholders’ Equity:
Preferred shares	—	—	—	—	—
Common shares	496	—	1,250	(1,250)	496
Additional paid-in capital	1,092,027	51,533	1,442,134	(1,493,665)	1,092,029
Unearned share based comp	(2,108)	—	—	—	(2,108)
Accumulated other comprehensive income	(25,718)	(6,728)	(32,759)	39,487	(25,718)
Retained earnings	162,956	31,703	422,593	(454,134)	163,118

Total shareholders’ equity	1,227,653	76,508	1,833,218	(1,909,562)	1,227,817

Total liabilities and shareholders’ equity	$1,229,983	471,529	6,375,084	(3,590,511)	$4,486,085

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004

Condensed Consolidating Balance Sheet	Platinum	Platinum	Non-guarantor	Consolidating
December 31, 2004	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value	$—	3,740	2,153,789	—	$2,157,529
Fixed maturity trading securities at fair value	—	—	82,673	—	82,673
Other invested asset	—	—	6,769	—	6,769

Total investments	—	3,740	2,243,231	—	2,246,971
Investment in subsidiaries	1,135,434	414,105	470,776	(2,020,315)	—
Cash and cash equivalents	1,945	8,204	199,748	—	209,897
Reinsurance assets	—	—	2,009,245	(1,090,219)	919,026
Other assets	1,648	1,502	142,951	(100,000)	46,101

Total assets	$1,139,027	427,551	5,065,951	(3,210,534)	$3,421,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Reinsurance liabilities	$—	—	3,233,233	(1,133,358)	$2,099,875
Debt obligations	—	137,500	—	—	137,500
Other liabilities	6,024	928	1,525	43,140	51,617

Total liabilities	6,024	138,428	3,234,758	(1,090,218)	2,288,992

Shareholders’ Equity:
Preferred shares	—	—	—	—	—
Common shares	430	—	1,250	(1,250)	430
Additional paid-in capital	911,851	147,238	1,417,032	(1,564,270)	911,851
Accumulated other comprehensive income	12,252	3,309	17,068	(20,377)	12,252
Retained earnings	208,470	138,576	395,843	(534,419)	208,470

Total shareholders’ equity	1,133,003	289,123	1,831,193	(2,120,316)	1,133,003

Total liabilities and shareholders’ equity	$1,139,027	427,551	5,065,951	(3,210,534)	$3,421,995

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004

Consolidating Statement of Income			Non-
For the Nine Months Ended	Platinum	Platinum	guarantor	Consolidating
September 30, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Revenue:
Net premiums earned	$—	—	1,271,739	159	$1,271,898
Net investment income	225	551	91,558	(84)	92,250
Net realized gains (losses) on investments	—	8	(1,070)	—	(1,062)
Other income (expense)	3,500	—	93,595	(97,296)	(201)

Total revenue	3,725	559	1,455,822	(97,221)	1,362,885

Expenses:
Losses and loss adjustment expenses	—	—	1,043,168	—	1,043,168
Acquisition expenses	—	—	299,559	(3,524)	296,035
Operating expenses	9,668	439	38,020	3,441	51,568
Net foreign currency exchange losses	2	—	1,868	—	1,870
Interest expense	66	13,120	—	—	13,186

Total expenses	9,736	13,559	1,382,615	(83)	1,405,827

Loss before income tax benefit	(6,011)	(13,000)	73,207	(97,138)	(42,942)
Income tax benefit	—	(4,550)	(3,441)	—	(7,991)

Net loss before equity in loss of subsidiaries	(6,011)	(8,450)	76,648	(97,138)	(34,951)
Equity in loss of subsidiaries	(28,940)	(1,128)	(32,898)	62,966	—

Net loss	$(34,951)	(9,578)	43,750	(34,172)	$(34,951)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004

Consolidating Statement of Income			Non-
For the Nine Months Ended	Platinum	Platinum	guarantor	Consolidating
September 30, 2004	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Revenue:
Net premiums earned	$—	—	1,014,799	200	$1,014,999
Net investment income	40	122	58,128	—	58,290
Net realized gains on investments	—	—	1,435	—	1,435
Other income (expense)	4,500	—	(2,582)	219	2,137

Total revenue	4,540	122	1,071,780	419	1,076,861

Expenses:
Losses and loss adjustment expenses	—	—	736,159	—	736,159
Acquisition expenses	—	—	236,179	(3,293)	232,886
Operating expenses	9,921	214	40,008	3,293	53,436
Net foreign currency exchange gains	(1)	—	(325)	—	(326)
Interest expense	167	6,785	—	—	6,952

Total expenses	10,087	6,999	1,012,021	—	1,029,107

Income (loss) before income tax expense	(5,547)	(6,877)	59,759	419	47,754
Income tax expense (benefit)	—	(2,407)	15,300	—	12,893

Net income (loss) before equity in earnings of subsidiaries	(5,547)	(4,470)	44,459	419	34,861
Equity in earnings of subsidiaries	40,408	34,176	46,266	(120,850)	—

Net income	$34,861	29,706	90,725	(120,431)	$34,861

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004

Consolidating Statement of Income			Non-
For the Three Months Ended	Platinum	Platinum	guarantor	Consolidating
September 30, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Revenue:
Net premiums earned	$—	—	429,229	159	$429,388
Net investment income	153	295	36,077	(84)	36,441
Net realized gains (losses) on investments	—	7	(886)	—	(879)
Other income (expense)	3,500	—	(3,933)	—	(433)

Total revenue	3,653	302	460,487	75	464,517

Expenses:
Losses and loss adjustment expenses	—	—	564,618	—	564,618
Acquisition expenses	—	—	99,345	(487)	98,858
Operating expenses	1,795	131	5,751	403	8,080
Net foreign currency exchange gains	—	—	(88)	—	(88)
Interest expense	13	6,826	—	—	6,839

Total expenses	1,808	6,957	669,626	(84)	678,307

Loss before income tax benefit	1,845	(6,655)	(209,139)	159	(213,790)
Income tax benefit	—	(2,329)	(35,437)	—	(37,766)

Net income (loss) before equity in loss of subsidiaries	1,845	(4,326)	(173,702)	159	(176,024)
Equity in loss of subsidiaries	(177,869)	(37,728)	(74,343)	289,940	—

Net loss	$(176,024)	(42,054)	(248,045)	290,099	$(176,024)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004

Consolidating Statement of Income			Non-
For the Three Months Ended	Platinum	Platinum	guarantor	Consolidating
September 30, 2004	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Revenue:
Net premiums earned	$—	—	382,892	198	$383,090
Net investment income	8	43	21,378	—	21,429
Net realized gains on investments	—	—	2,262	—	2,262
Other income	—	—	1,021	—	1,021

Total revenue	8	43	407,553	198	407,802

Expenses:
Losses and loss adjustment expenses	—	—	384,724	—	384,724
Acquisition expenses	—	—	82,089	(818)	81,271
Operating expenses	2,972	76	11,533	819	15,400
Net foreign currency exchange gains	—	—	(628)	—	(628)
Interest expense	48	2,274	—	—	2,322

Total expenses	3,020	2,350	477,718	1	483,089

Loss before income tax benefit	(3,012)	(2,307)	(70,165)	197	(75,287)
Income tax benefit	—	(808)	(4,727)	—	(5,535)

Net loss before equity in earnings of subsidiaries	(3,012)	(1,499)	(65,438)	197	(69,752)
Equity in earnings of subsidiaries	(66,740)	1,530	11,768	53,442	—

Net income	$(69,752)	31	(53,670)	53,639	$(69,752)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004

Condensed Consolidating Statement of Cash Flows			Non-
For the Nine Months Ended	Platinum	Platinum	guarantor	Consolidating
September 30, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(6,885)	(4,872)	570,777	—	$559,020

Investing Activities:
Proceeds from sale of available-for-sale fixed maturities	—	2,983	475,151	—	478,134
Proceeds from maturity or paydown of available-for-sale fixed maturities	—	316	96,754	—	97,070
Acquisition of available-for-sale fixed maturities	—	(12,347)	(1,351,571)	—	(1,363,918)
Dividends from subsidiaries	202,000	—	—	(202,000)	—
Contributions to subsidiaries	(185,000)	(25,000)	—	210,000	—
Proceeds from sale of subsidiary shares	—	—	193,000	(193,000)	—

Net cash provided by (used in) investing activities	17,000	(34,048)	(586,666)	(185,000)	(788,714)

Financing Activities:
Dividends paid to shareholders	(10,401)	—	(202,000)	202,000	(10,401)
Proceeds from exercise of share options	13,070	—	—	—	13,070
Proceeds from issuance of debt	—	246,900	—	—	246,900
Purchase of common shares	—	(193,000)	—	193,000	—
Proceeds from issuance of common shares	161,865	—	—	—	161,865

Capital contribution from parent	—	—	210,000	(210,000)	—

Net cash provided by financing activities	164,534	53,900	8,000	185,000	411,434

Net increase (decrease) in cash and cash equivalents	174,649	14,980	(7,889)	—	181,740
Cash and cash equivalents at beginning of period	1,945	8,204	199,748	—	209,897

Cash and cash equivalents at end of period	$176,594	23,184	191,859	—	$391,637

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004

Condensed Consolidating Statement of Cash Flows			Non-
For the Nine Months Ended	Platinum	Platinum	guarantor	Consolidating
September 30, 2004	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(2,319)	(5,617)	631,106	—	$623,170

Investing Activities:
Proceeds from sale of available-for-sale fixed maturities	—	—	307,551	—	307,551
Proceeds from maturity or paydown of available-for-sale fixed maturities	—	572	116,545	—	117,117
Acquisition of available-for-sale fixed maturities	—	(2,973)	(913,470)	—	(916,443)
Dividends from subsidiaries	14,500	—	—	(14,500)	—
Contributions to subsidiaries	(250)	—	—	250	—

Net cash provided by (used in) investing activities	14,250	(2,401)	(489,374)	(14,250)	(491,775)

Financing Activities:
Dividends paid to shareholders	(10,360)	—	(14,500)	14,500	(10,360)
Proceeds from exercise of share options	5,836	—	—	—	5,836
Purchase of common shares	(9,985)	—	—	—	(9,985)
Capital contribution from parent	—	—	250	(250)	—

Net cash used in financing activities	(14,509)	—	(14,250)	14,250	(14,509)

Net increase (decrease) in cash and cash equivalents	(2,578)	(8,018)	127,482	—	116,886
Cash and cash equivalents at beginning of period	3,414	9,917	92,130	—	105,461

Cash and cash equivalents at end of period	$836	1,899	219,612	—	$222,347

(10) Subsequent Events
     On October 26, 2005, Platinum Holdings and Platinum Finance launched an exchange offer through which they offered to exchange the outstanding Remarketed Senior Guaranteed Notes for Series B Remarketed Senior Guaranteed Notes having substantially the same terms as the Remarketed Senior Guaranteed Notes and which have been registered under the Securities Act. This exchange offer is currently scheduled to remain open through November 29, 2005 .
     On October 24, 2005, the Company filed an unallocated universal shelf registration statement with the SEC. Once the universal shelf registration statement becomes effective, the Company may issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of the above, including debt securities of Platinum Finance, unconditionally guaranteed by the Company. To effect any such sales from time to time, Platinum Holdings and/or Platinum Finance will file one or more supplements to the prospectus forming a part of such registration statement, which will provide details of any proposed offering.
     On October 21, 2005 the Company entered into a three-year $200,000,000 credit agreement with

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2005 and 2004
a syndicate of lenders. The credit agreement consists of a $100,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit, and a $100,000,000 senior secured credit facility available for letters of credit. The revolving line of credit will be available for the working capital, liquidity and general corporate requirements of the Company and its subsidiaries.
     In October 2005, Hurricane Wilma caused significant damage to the Yucatan peninsula of Mexico and the State of Florida. While the Company has exposure to losses and LAE from this event, no reasonable estimate of losses and LAE can be made at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
Business Overview
     Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a Bermuda holding company organized in 2002. Platinum Holdings and its subsidiaries (collectively, the “Company”) operate through three licensed reinsurance subsidiaries: Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”) and Platinum Re (UK) Limited (“Platinum UK”). The Company provides property and marine, casualty and finite risk reinsurance coverages through reinsurance intermediaries to a diverse clientele of insurers and select reinsurers on a worldwide basis.
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
     In November 2002, Platinum Holdings completed an initial public offering of 33,044,000 common shares (“the Initial Public Offering”). Concurrently with the Initial Public Offering, Platinum Holdings sold 6,000,000 common shares to The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc. (“St. Paul”), and 3,960,000 common shares to RenaissanceRe Holdings Ltd. (“RenaissanceRe”) in private placements. St. Paul sold its 6,000,000 common shares in June 2004. As part of the Initial Public Offering, St. Paul and RenaissanceRe received options to purchase up to 6,000,000 and 2,500,000 of additional common shares, respectively, at any time during the ten years following the Initial Public Offering at a price of $27.00 per share. Both St. Paul and RenaissanceRe have amended their options to provide that in lieu of paying $27.00 per share, any option exercise will be settled on a net share basis, which will result in Platinum Holdings issuing a number of common shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00, less the par value per share, multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share. Also, concurrently with the transactions in November 2002, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and loss adjustment expenses (“LAE”), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002. In addition to these transactions the Company issued Equity Security Units (“ESU’s”), consisting of a contract to purchase common shares of the Company in 2005 and an ownership interest in a senior note bearing interest at 5.25%, due 2007 issued by Platinum Underwriters Finance, Inc. (“Platinum Finance”), a U.S. based intermediate holding company subsidiary of Platinum Holdings, and guaranteed by Platinum Holdings (the “Senior Guaranteed Notes”).
     In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of the Series A 7.5% Notes due June 1, 2017 (the “Series A Notes”) unconditionally guaranteed by Platinum Holdings. The proceeds of the Series A Notes were used primarily to increase the capital of Platinum Bermuda and Platinum US.
     In September 2005, Platinum Holdings completed an offering of 5,839,286 of its common shares at a price to the public of $28.00 per share, less related expenses. The net proceeds to Platinum Holdings were approximately $161,865,000, and are expected to be used to make contributions to the capital and surplus of the reinsurance subsidiaries and for general corporate purposes. All shares were offered by Platinum Holdings and were sold pursuant to its effective shelf registration statement.

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
Results of Operations
Three Months Ended September 30, 2005 as Compared with the Three Months Ended September 30, 2004
     Net loss for the three months ended September 30, 2005 and 2004 was as follows ($ in thousands):

	2005	2004	Increase
Net loss	$(176,024)	(69,752)	$(106,272)
     The net loss in 2005 and 2004 are due to losses arising from severe hurricanes in the southeastern United States and the Caribbean. In 2005, two significant named hurricanes, Katrina and Rita (the “2005 Hurricanes”), caused severe damage in Louisiana, Mississippi, Texas and several other states in the Gulf Coast region of the United States. Hurricane Katrina, based on current industry estimates, is the costliest natural disaster in U.S. history. In 2004, four significant named hurricanes, Charley, Frances, Ivan and Jeanne (the “2004 Hurricanes”), caused severe damage in the Caribbean and the southeastern United States, principally Florida.

     As a result of losses arising from these catastrophic events, certain reinsurance contracts generated additional premiums and accrued profit commissions for certain reinsurance contracts were reduced. The aggregate adverse impact on net income of the Company for the three months ended September 30, 2005 and 2004 from the above mentioned hurricanes is summarized as follows ($ in thousands):

	2005	2004
Gross losses and LAE	$396,923	$186,457
Retrocessional reinsurance	(56,083)	—

Net losses and LAE	340,840	186,457
Additional premiums earned	(19,554)	(19,895)
Profit commissions	—	(10,350)

Net adverse impact on underwriting results	321,286	156,212
Income tax benefit	(46,500)	(11,403)

Net adverse impact on net income	$274,786	$144,809

     Development of the 2004 Hurricanes subsequent to September 30, 2004 increased the net adverse impact on net income by approximately $31,666,000, in the fourth quarter of 2004 and $5,575,000 in the first six months of 2005. The 2005 Hurricanes were the primary cause of a decline in underwriting income of $144,999,000 in 2005 as compared with 2004. Partially offsetting the losses from the 2005 Hurricanes was profitable business in the Property and Marine segment as well as the Casualty segment. Underwriting income in 2005 and 2004 was also impacted by net favorable development that includes the development of prior years unpaid losses and LAE and the related impact on premiums and profit commissions. Net favorable development was $31,580,000 and $16,124,000 in 2005 and 2004, respectively. The net loss in 2005 as compared with 2004 is also impacted by an increase in investment income of $15,012,000, a decrease in operating expenses of $7,320,000, an increase in interest expense of $4,517,000 and a decrease in income tax expense of $32,231,000.
     Net premiums written and net premiums earned for the three months ended September 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Net premiums written	$410,186	440,495	$(30,309)
Net premiums earned	$429,388	383,090	$46,298
     The decrease in net premiums written in 2005 is attributable to a decline in the Finite Risk segment, partially offset by growth in both the Property and Marine and Casualty segments. The increase in net premiums earned is related to the growth in current and prior periods’ net premiums written in the Property and Marine and Casualty segments and is also affected by changes in the mix of business and the structure of the underlying reinsurance contracts. In 2005, favorable development of losses and LAE from the 2004 Hurricanes of approximately $6,100,000 offset a reduction of additional premiums of approximately the same amount.
     Net investment income for the three months ended September 30, 2005 and 2004 was $36,441,000 and $21,429,000, respectively. Net investment income increased in 2005 primarily due to increased invested assets and increased yields. The increase in invested assets is attributable to positive cash flow from operations in 2005 and 2004 and the proceeds from the issuance of the Series A Notes. Net investment income includes interest earned on funds held of $2,741,000 and $229,000 in 2005 and 2004, respectively. Net realized gains (losses) on investments were ($879,000) and $2,262,000 for the three months ended September 30, 2005 and 2004, respectively. Net realized gains and losses on investments were primarily the result of the Company’s efforts to manage the credit quality and duration of the investment portfolio.

     Other income (expense) for the three months ended September 30, 2005 and 2004 was ($433,000) and $1,021,000, respectively. Other income is comprised primarily of changes in fair value of fixed maturities classified as trading, net earnings or expense on several reinsurance contracts in the Finite Risk segment that are accounted for as deposits and interest expense related to funds withheld. Other income for the three months ended September 30, 2005 includes $400,000 of net unrealized losses relating to fixed maturities classified as trading, $98,000 of net income on reinsurance contracts accounted for as deposits and $66,000 of interest expense related to funds withheld. Other income for the three months ended September 30, 2004 includes $629,000 of net unrealized gains relating to fixed maturities classified as trading and $306,000 of net income on reinsurance contracts accounted for as deposits.
     Net foreign currency exchange gains for the three months ended September 30, 2005 and 2004 were $88,000 and $628,000, respectively. The Company routinely does business in various foreign currencies. Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in foreign currencies. The Company periodically monitors its largest foreign currency exposures and purchases or sells foreign currency denominated invested assets to match these exposures. Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.
     Losses and LAE and the resulting loss ratios for the three months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Losses and LAE	$564,618	384,724	$179,894
Losses and LAE ratios	131.5%	100.4%	31.1 points
     The increase in losses and LAE in 2005 as compared with 2004 is due primarily to losses from the 2005 Hurricanes. Losses and LAE in 2005 includes $154,383,000 more in losses and LAE from hurricanes as compared with 2004. The increase in losses and LAE in 2005 as compared with 2004 is also due to the increase in net premiums earned. The losses and LAE from the hurricanes in 2005 and 2004 were partially offset by favorable loss development of $42,066,000, representing 9.8% of net premiums earned in 2005 and $16,124,000, representing 4.2% of net premiums earned in 2004.
     Acquisition expenses and resulting acquisition expense ratios for the three months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Acquisition expenses	$98,858	81,271	$17,587
Acquisition expense ratios	23.0%	21.2%	1.8 points
     The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2005 as compared with 2004 as well as shifts in the mix of business. The increase in the acquisition expense ratio in 2005 as compared with 2004 is primarily in the Finite Risk segment and is due to shifts in the mix of business in the segment toward proportional casualty business that generally has higher acquisition costs. Acquisition costs include profit commissions of $4,423,000 in 2005, representing 1.0% of net premiums earned related to favorable loss development from prior years primarily in the Finite Risk segment. Profit commissions in 2004 related to favorable loss development from prior years were insignificant.
     Operating expenses for the three months ended September 30, 2005 and 2004 were $8,080,000 and $15,400,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. Operating expenses in 2005 decreased as compared with 2004 primarily due to greater reductions in incentive-based compensation accruals in 2005 as compared with 2004 due primarily to the 2005 Hurricanes.

     Interest expense for the three months ended September 30, 2005 and 2004 was $6,839,000 and $2,322,000, respectively, and includes interest related to the ESU’s as well as the Series A Notes. The increase in 2005 as compared with 2004 is due to interest on the Series A Notes issued in May 2005.
     Income tax benefit and the effective income tax rates for the three months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Income tax benefit	$(37,766)	(5,535)	$(32,231)
Effective income tax rates	17.7%	7.4%	10.3 points
     The increase in income tax benefit in 2005 as compared with 2004 is due to the increase in net loss before income tax expense. The effective tax rate in 2004 was affected by an increase in the estimated annual effective tax rate in the three months ended September 30, 2004 due to the 2004 Hurricanes. A significant percentage of the losses and LAE from the 2004 Hurricanes was ceded by Platinum US to Platinum Bermuda where no income tax benefit was available. The effective income tax benefit rate in 2005 is higher as compared with 2004 as a result of two factors. Under existing internal reinsurance contracts, a lower percentage of losses and LAE from the 2005 Hurricanes was ceded in 2005 by Platinum US to Platinum Bermuda as compared with the percentage of losses and LAE from the 2004 Hurricanes ceded in 2004 and Platinum Bermuda retroceded $55,000,000 of its assumed losses and LAE in 2005 to Platinum UK. In addition, during the three months ended September 30, 2005, the estimated amount of withholding tax related to the transfer from Platinum Finance to Platinum Holdings of the net proceeds from the issuance of the Series A Notes was decreased as a result of the net loss. Consequently, the estimate of the withholding tax was reduced by $1,000,000.
Nine Months Ended September 30, 2005 as Compared with the Nine Months Ended September 30, 2004
     Net income (loss) for the nine months ended September 30, 2005 and 2004 was as follows ($ in thousands):

	2005	2004	Decrease
Net income (loss)	$(34,951)	34,861	$(69,812)
     The net loss in 2005 as compared with net income in 2004 is attributable to the 2005 Hurricanes, which caused significantly more damage than the 2004 Hurricanes. The 2005 Hurricanes were the primary cause of a decline of $111,377,000 in underwriting income in 2005 as compared with 2004. The aggregate adverse impact, net of tax, on net loss for the nine months ended September 30, 2005 from the 2005 Hurricanes was approximately $274,786,000 as compared with $144,809,000 from the 2004 Hurricanes. Partially offsetting the losses from the 2005 Hurricanes was profitable business in the Property and Marine segment as well as the Casualty segment. Underwriting income in 2005 and 2004 was impacted by net favorable development that includes the development of prior years unpaid losses and LAE and the related impact on premiums and profit commissions. Net favorable development was $67,212,000, representing 5.3% of net premiums earned in 2005, and $40,084,000, representing 3.9% of net premiums earned in 2004. Net income in 2005 as compared with 2004 was also impacted by an increase in investment income of $33,960,000, a decrease in operating expenses of $1,868,000, an increase in interest expense of $6,234,000, and a decrease in income tax expense of $20,884,000.
     Net premiums written and net premiums earned for the nine months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net premiums written	$1,326,944	1,251,128	$75,816
Net premiums earned	$1,271,898	1,014,999	$256,899

     The increase in net premiums written in 2005 as compared with 2004 is primarily attributable to growth in the Property and Marine and Casualty segments. The increases in Property and Marine and Casualty segments are partially offset by a decline in net premiums written in the Finite Risk segment. The increase in net premiums earned is related to the growth in current and prior periods’ net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts. In addition, net premiums written and earned in 2005 include $3,334,000 of net additional premiums relating to prior years.
     Net investment income for the nine months ended September 30, 2005 and 2004 was $92,250,000 and $58,290,000, respectively. Net investment income increased during 2005 primarily due to increased invested assets. The increase in invested assets is attributable to positive cash flow from operations in 2005 and 2004 and the proceeds from the issuance of the Series A Notes. Net cash flow from operations, excluding trading securities activities, was $573,215,000 and $610,144,000 for the nine months ended September 30, 2005 and 2004, respectively. Net investment income includes interest earned on funds held of $8,235,000 and $449,000 in 2005 and 2004, respectively. Net realized gains (losses) on investments were ($1,062,000) and $1,435,000 for the nine months ended September 30, 2005 and 2004, respectively. Net realized losses on investments in 2005 also include a provision of $769,000 for the permanent impairment of an investment in Inter-Ocean Holdings Ltd. included in other invested asset. Exclusive of this provision, net realized gains and losses on investments were the result of the Company’s efforts to manage the quality, diversity, currency exposure, duration and tax profile of the investment portfolio.
     Other income (expense) for the nine months ended September 30, 2005 and 2004 was ($201,000) and $2,137,000, respectively. Other income is comprised primarily of changes in fair value of fixed maturities classified as trading, net earnings on several reinsurance contracts in the Finite Risk segment that are accounted for as deposits and interest expense related to funds withheld. Other income for the nine months ended September 30, 2005 includes $128,000 of net unrealized gains relating to changes in fair value of fixed maturities classified as trading, $105,000 of earnings on reinsurance contracts accounted for as deposits and $434,000 of interest expense related to funds withheld. Other income for the nine months ended September 30, 2004 includes $220,000 of net unrealized gains relating to fixed maturities classified as trading, $565,000 of earnings on reinsurance contracts accounted for as deposits and a gain of $1,000,000 on the sale of assets.
     Net foreign currency exchange gains (losses) for the nine months ended September 30, 2005 and 2004 were ($1,870,000) and $326,000, respectively. Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.
     Losses and LAE and the resulting loss ratios for the nine months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Losses and LAE	$1,043,168	736,159	$307,009
Loss and LAE ratios	82.0%	72.5%	9.5 points
     The increase in losses and LAE in 2005 as compared with 2004 is due primarily to losses from the 2005 Hurricanes that incurred losses and LAE of $154,383,000 more than the 2004 Hurricanes. The increase in losses and LAE in 2005 as compared with 2004 is also due to the increased net premiums earned. The losses and LAE from the hurricanes in 2005 and 2004 were partially offset by favorable loss development of $75,184,000, representing 5.9% of net premiums earned in 2005 and $44,653,000, representing 4.4% of net premiums earned in 2004.

     Acquisition expenses and resulting acquisition expense ratios for the nine months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Acquisition expenses	$296,035	232,886	$63,149
Acquisition expense ratios	23.3%	22.9%	0.4 points
     The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2005 as compared with 2004. While the ratios in 2005 and 2004 are comparable, the ratios are affected by profit commissions, including approximately $4,638,000, representing .4% of net premiums earned in 2005 and $4,569,000, representing .5% of net premiums earned in 2004 relating to favorable loss development from prior years primarily in the Finite Risk segment.
     Operating expenses for the nine months ended September 30, 2005 and 2004 were $51,568,000 and $53,436,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. Operating expenses in 2005 decreased as compared with 2004 primarily due to greater reductions in incentive-based compensation accruals in 2005 as compared with 2004 due primarily to the 2005 Hurricanes.
     Interest expense for the nine months ended September 30, 2005 and 2004 was $13,186,000 and $6,952,000, respectively, and includes interest related to the ESU’s as well as the Series A Notes. The increase in 2005 as compared with 2004 is due to interest on the Series A Notes issued in May 2005.
     Income tax expense and the effective income tax rates for the nine months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Decrease
Income tax expense (benefit)	$(7,991)	12,893	$(20,884)
Effective income tax rates	18.6%	27.0%	(8.4) points
     The income tax benefit in 2005 as compared with income tax expense in 2004 is due to the loss before income tax benefit in 2005. The effective income tax rate in 2005 is lower as compared with 2004 as a result of several factors. Under existing internal reinsurance contracts, a lower percentage of losses and LAE from the 2005 Hurricanes was ceded in 2005 by Platinum US to Platinum Bermuda as compared with the percentage of losses and LAE from the 2004 Hurricanes ceded in 2004 and Platinum Bermuda retroceded $55,000,000 of its assumed losses and LAE in 2005 to Platinum UK. Partially offsetting these factors is approximately $8,150,000 of income tax expense in 2005 associated with the transfer from Platinum Finance to Platinum Holdings of the proceeds from the issuance of the Series A Notes. This transaction is deemed to be a taxable distribution under U.S. tax law and subject to U.S. withholding tax.
Segment Information
     The Company conducts its worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. In managing the Company’s operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Segment underwriting income is reconciled to income before income tax expense. The measures used by management in evaluating the Company’s operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments for the three and nine months ended September 30, 2005 and 2004 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended September 30, 2005:
Net premiums written	$133,350	216,659	60,177	$410,186

Net premiums earned	145,853	205,050	78,485	429,388
Losses and LAE	373,761	129,218	61,639	564,618
Acquisition expenses	17,753	50,097	31,008	98,858
Other underwriting expenses	3,632	1,894	524	6,050

Segment underwriting income (loss)	$(249,293)	23,841	(14,686)	(240,138)

Net investment income and net realized losses on investments				35,562
Net foreign currency exchange gains				88
Other expense				(433)
Corporate expenses not allocated to segments				(2,030)
Interest expense				(6,839)

Loss before income tax benefit				$(213,790)

Ratios:
Losses and LAE	256.3%	63.0%	78.5%	131.5%
Acquisition expense	12.2%	24.4%	39.5%	23.0%
Other underwriting expense	2.5%	0.9%	0.7%	1.4%

Combined	271.0%	88.3%	118.7%	155.9%

Three months ended September 30, 2004:
Net premiums written	$120,629	171,967	147,899	$440,495

Net premiums earned	135,430	156,512	91,148	383,090
Losses and LAE	195,495	105,559	83,670	384,724
Acquisition expenses	20,834	38,935	21,502	81,271
Other underwriting expenses	5,956	5,617	661	12,234

Segment underwriting income (loss)	$(86,855)	6,401	(14,685)	(95,139)

Net investment income and net realized gains on investments				23,691
Net foreign currency exchange gains				628
Other income				1,021
Corporate expenses not allocated to segments				(3,166)
Interest expense				(2,322)

Loss before income tax benefit				$(75,287)

Ratios:
Losses and LAE	144.4%	67.4%	91.8%	100.4%
Acquisition expense	15.4%	24.9%	23.6%	21.2%
Other underwriting expense	4.4%	3.6%	0.7%	3.2%

Combined	164.2%	95.9%	116.1%	124.8%

	Property
	and Marine	Casualty	Finite Risk	Total
Nine months ended September 30, 2005:
Net premiums written	$453,352	621,218	252,374	$1,326,944

Net premiums earned	414,719	588,541	268,638	1,271,898
Losses and LAE	492,300	375,187	175,681	1,043,168
Acquisition expenses	69,437	143,262	83,336	296,035
Other underwriting expenses	19,595	18,179	3,428	41,202

Segment underwriting income (loss)	$(166,613)	51,913	6,193	(108,507)

Net investment income and net realized losses on investments				91,188
Net foreign currency exchange losses				(1,870)
Other expense				(201)
Corporate expenses not allocated to segments				(10,366)
Interest expense				(13,186)

Loss before income tax benefit				$(42,942)

Ratios:
Losses and LAE	118.7%	63.7%	65.4%	82.0%
Acquisition expense	16.7%	24.3%	31.0%	23.3%
Other underwriting expense	4.7%	3.1%	1.3%	3.2%

Combined	140.1%	91.1%	97.7%	108.5%

Nine months ended September 30, 2004:
Net premiums written	$393,764	508,693	348,671	$1,251,128

Net premiums earned	353,423	424,964	236,612	1,014,999
Losses and LAE	285,047	293,734	157,378	736,159
Acquisition expenses	57,491	105,765	69,630	232,886
Other underwriting expenses	21,280	15,979	5,825	43,084

Segment underwriting income (loss)	$(10,395)	9,486	3,779	2,870

Net investment income and net realized gains on investments				59,725
Net foreign currency exchange gains				326
Other income				2,137
Corporate expenses not allocated to segments				(10,352)
Interest expense				(6,952)

Income before income tax expense				$47,754

Ratios:
Losses and LAE	80.7%	69.1%	66.5%	72.5%
Acquisition expense	16.3%	24.9%	29.4%	22.9%
Other underwriting expense	6.0%	3.8%	2.5%	4.2%

Combined	103.0%	97.8%	98.4%	99.6%

     Property and Marine
     The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets. This business includes property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss reinsurance treaties. This operating segment generated 32.5% and 27.4% of the Company’s net premiums written for the three months ended September 30, 2005 and 2004, respectively, and 34.2% and 31.5% of the Company’s net premiums written for the nine months ended September 30, 2005 and 2004, respectively.
Three Months Ended September 30, 2005 as Compared with the Three Months Ended September 30, 2004
     Net premiums written and net premiums earned for the three months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net premiums written	$133,350	120,629	$12,721
Net premiums earned	$145,853	135,430	$10,423
     Net premiums written and earned increased in 2005 as compared with 2004 across most property classes. Net premiums written and net premiums earned in 2005 include additional premiums of $25,555,000 and $17,599,000, respectively, relating to the 2005 Hurricanes. The most significant increase was in the property pro-rata class where the Company increased its net premiums written in catastrophe exposed business in Florida. Net premiums written and earned in 2004 include additional premiums of $14,203,000 relating to the 2004 Hurricanes.
     Losses and LAE and the resulting loss ratios for the three months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Losses and LAE	$373,761	195,495	$178,266
Loss and LAE ratios	256.3%	144.4%	111.9 points
     The increases in losses and LAE and the related loss and LAE ratio in 2005 as compared with 2004 are due to the more significant 2005 Hurricanes with losses and LAE of $316,840,000 as compared with the 2004 Hurricanes with losses and LAE of $153,078,000. The increase in losses and LAE in 2005 as compared with 2004 is also due to the increased net premiums earned. The losses and LAE from the hurricanes in 2005 and 2004 were partially offset by favorable loss development of $18,441,000, representing 12.6% of net premiums earned, in 2005 and $14,988,000, representing 11.1% of net premiums earned in 2004.
     Acquisition expenses and resulting acquisition expense ratios for the three months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Decrease
Acquisition expenses	$17,753	20,834	$(3,081)
Acquisition expense ratios	12.2%	15.4%	(3.2) points
     The decrease in acquisition expenses in 2005 as compared with 2004 is primarily due to reductions in adjustable commissions of approximately $2,513,000 in 2005 relating to the 2004 underwriting year, representing 1.7% of net premiums earned as compared with no prior year profit commission adjustments in 2004.
     Other underwriting expenses for the three months ended September 30, 2005 and 2004 were $3,632,000 and $5,956,000, respectively. Other underwriting expenses include costs such as salaries, rent and like items related to property and marine underwriting operations. The decrease in other underwriting expenses is primarily due to greater reductions in incentive-based compensation accruals in 2005 as compared with 2004 due primarily to the 2005 Hurricanes. Other underwriting expenses for the three months ended September 30, 2005 and 2004 include fees of $1,531,000 and $993,000, respectively, relating to the Services and Capacity Reservation Agreement dated November 1, 2002 with RenaissanceRe (the

“RenRe Agreement”) that provides for a periodic review of aggregate property catastrophe exposures by RenaissanceRe. The increase in the fee in 2005 as compared with 2004 is due to an increase in net premiums written in the catastrophe classes of business subject to the fee, due primarily to catastrophe related reinstatement premiums.
Nine Months Ended September 30, 2005 as Compared with the Nine Months Ended September 30, 2004
     Net premiums written and net premiums earned for the nine months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net premiums written	$453,352	393,764	$59,588
Net premiums earned	$414,719	353,423	$61,296
     Net premiums written and earned increased in 2005 as compared with 2004 across most property classes. The most significant increase was in the property pro-rata class where the Company increased its net premiums written in catastrophe exposed business in Florida. The increases in the property classes were partially offset by a decrease in the marine class, primarily attributable to one significant contract that was not renewed. In addition, net premiums written and earned includes $2,744,000 of additional premiums relating to prior years.
     Losses and LAE and the resulting loss ratios for the nine months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Losses and LAE	$492,300	285,047	$207,253
Loss and LAE ratios	118.7%	80.7%	38.0 points
     The increase in losses and LAE and the related loss and LAE ratio in 2005 as compared with 2004 is due to the more significant 2005 Hurricanes with losses and LAE of $316,840,000 as compared with the 2004 Hurricanes with losses and LAE of $153,078,000. The increase in losses and LAE in 2005 as compared with 2004 is also due to the increased net premiums earned. The losses and LAE from the hurricanes in 2005 and 2004 were partially offset by favorable loss development of $27,527,000 representing 6.6% of net premiums earned in 2005 and approximately $38,199,000 representing 10.8% of net premiums earned in 2004.
     Acquisition expenses and resulting acquisition expense ratios for the nine months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Acquisition expenses	$69,437	57,491	$11,946
Acquisition expense ratios	16.7%	16.3%	0.4 points
     The increase in acquisition expenses in 2005 as compared with 2004 is due to the growth in business in the segment. The resulting acquisition expense ratios are comparable.
     Other underwriting expenses for the nine months ended September 30, 2005 and 2004 were $19,595,000 and $21,280,000, respectively. The decrease in other underwriting expenses is due to greater reductions in incentive-based compensation accruals in 2005 as compared with 2004 due primarily to the 2005 Hurricanes. Other underwriting expenses for the nine months ended September 30, 2005 and 2004 include fees of $5,092,000 and $4,641,000, respectively, relating to the RenRe Agreement. The increase in the fee in 2005 as compared with 2004 is due to an increase in net premiums written in the catastrophe classes of business subject to the fee, due primarily to catastrophe related reinstatement premiums.

     Casualty
     The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, directors and officers liability, workers’ compensation, casualty clash, automobile liability, surety and trade credit. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. This operating segment generated 52.8% and 39.0% of the Company’s net premiums written for the three months ended September 30, 2005 and 2004, respectively, and 46.8% and 40.6% of the Company’s net premiums written for the nine months ended September 30, 2005 and 2004, respectively.
Three Months Ended September 30, 2005 as Compared with the Three Months Ended September 30, 2004
     Net premiums written and net premiums earned for the three months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net premiums written	$216,659	171,967	$44,692
Net premiums earned	$205,050	156,512	$48,538
     Net premiums written in 2005 are derived primarily from underwriting years 2003 through 2005 and net premiums written in 2004 are derived from underwriting years 2002 through 2004. Consequently, the growth in business from 2002 through 2005 resulted in greater calendar year 2005 net premiums written as compared with calendar year 2004. The increase in net premiums earned is related to the growth in current and prior periods’ net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Losses and LAE and the resulting loss ratios for the three months ended September 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Losses and LAE	$129,218	105,559	$23,659
Loss and LAE ratios	63.0%	67.4%	(4.4) points
     The increase in losses and LAE in 2005 as compared with 2004 is consistent with the growth in business. The decrease in the loss and LAE ratio in 2005 as compared with 2004 is due, in part, to favorable loss development in 2005 as compared with 2004 and, in part, to changes in the mix of business toward classes with lower loss ratios. Losses and LAE included net favorable loss development of approximately $5,546,000, representing 2.7% of net premiums earned, in 2005 and approximately $1,255,000 of net favorable loss development, representing .8% of net premiums earned, in 2004. The net favorable loss development is primarily in casualty classes with short loss development periods.
     Acquisition expenses and resulting acquisition expense ratios for the three months ended September 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Acquisition expenses	$50,097	38,935	$11,162
Acquisition expense ratios	24.4%	24.9%	(0.5) points
     The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2005 as compared with 2004. The resulting acquisition expense ratios are comparable.

     Other underwriting expenses for the three months ended September 30, 2005 and 2004 were $1,894,000 and $5,617,000, respectively, and represent costs such as salaries, rent and like items. The resulting other underwriting expense ratios for the three months ended September 30, 2005 and 2004 were 0.9% and 3.6%, respectively. The decrease in operating costs and resulting other underwriting expense ratios is due to greater reductions in incentive-based compensation accruals in 2005 as compared with 2004 due primarily to the 2005 Hurricanes.
Nine Months Ended September 30, 2005 as Compared with the Nine Months Ended September 30, 2004
     Net premiums written and net premiums earned for the nine months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net premiums written	$621,218	508,693	$112,525
Net premiums earned	$588,541	424,964	$163,577
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
     Losses and LAE and the resulting loss ratios for the nine months ended September 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Losses and LAE	$375,187	293,734	$81,453
Loss and LAE ratios	63.7%	69.1%	(5.4) points
     The increase in losses and LAE in 2005 as compared with 2004 is consistent with the growth in business. Losses and LAE included net favorable loss development of approximately $17,355,000 representing 2.9% of net premiums earned in 2005 and approximately $4,871,000 of net unfavorable loss development representing 1.1% of net premiums earned in 2004. The decrease in the loss and LAE ratio in 2005 is primarily due to the net favorable loss development in 2005 that relates primarily to casualty classes with short loss development periods in the 2002 and 2003 underwriting years’ experience. The decrease in the loss and LAE ratio in 2005 is also due, in part, to changes in the mix of business toward classes with lower loss ratios such as workers compensation catastrophe.
     Acquisition expenses and resulting acquisition expense ratios for the nine months ended September 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Acquisition expenses	$143,262	105,765	$37,497
Acquisition expense ratios	24.3%	24.9%	(0.6) points
     The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2005 as compared with 2004. The resulting acquisition expense ratios are comparable.
     Other underwriting expenses for the nine months ended September 30, 2005 and 2004 were $18,179,000 and $15,979,000, respectively. Other underwriting expenses include costs such as salaries, rent and like items related to casualty underwriting operations. The resulting other underwriting expense ratios for the nine months ended September 30, 2005 and 2004 were 3.1% and 3.8%, respectively. The increases in operating costs and resulting other underwriting expense ratios are due to the increase in business as well as the allocation of a greater percentage of common operating and administrative costs to the Casualty segment due to a decline in the underwriting activity in the Finite Risk segment. Partially offsetting these increases are greater reductions in incentive-based compensation accruals in 2005 as compared with 2004 due primarily to the 2005 Hurricanes.
     Finite Risk
     The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The classes of risks underwritten through finite risk contracts are fundamentally the same as the classes covered by traditional products. Typically, the potential amount of losses paid is finite or capped. In return for this limit on losses, there is typically a cap on the potential profit margin specified in the treaty. Profits above this margin are returned to the ceding company. The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss. We believe that the ongoing investigations by the SEC, the office of the Attorney General for the State of New York and the U.S. Attorney for the Southern District of New York and non-U.S. regulatory authorities such as the Bermuda Monetary Authority and the U.K. Financial Services Authority have significantly diminished demand for finite risk products. During the six months ended September 30, 2005 we did not write any new or renewal contracts in the segment. This operating segment generated 14.7% and 33.6% of the Company’s net premiums written for the three months ended September 30, 2005 and 2004, respectively, and 19.0% and 27.9% of the Company’s net premiums written for the nine months ended September 30, 2005 and 2004, respectively. For this segment, because of the inter-relationship between losses and expenses, the Company believes it is more meaningful to evaluate the overall combined ratio, rather than its component parts of loss and acquisition expense ratios.
Three Months Ended September 30, 2005 as Compared with the Three Months Ended September 30, 2004
     Net premiums written and net premiums earned for the three months ended September 30, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Decrease
Net premiums written	$60,177	147,899	$(87,722)
Net premiums earned	$78,485	91,148	$(12,663)
     The Finite Risk portfolio consists of a small number of contracts that can be large in premium size and, consequently, overall premium volume may vary significantly from year to year. Net premiums written decreased significantly in 2005 as compared with 2004 as fewer contracts are in force. In 2005, favorable net development from the 2004 Hurricanes resulted in a reduction of additional premiums of approximately $6,100,000. In 2005, one significant contract had a reduction in net premiums written as a result of reduced reported premiums from the ceding company. The mix of finite business in 2005 has shifted significantly toward casualty. Net premiums written and earned in 2005 are derived primarily from several casualty capped quota share contracts underwritten in 2004 and January 2005. Net premiums written and earned in 2005 include additional premiums of $1,955,000 related to the 2005 Hurricanes.
     Losses and LAE, acquisition expenses and the resulting ratios for the three months ended September 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Losses and LAE	$61,639	83,670	$(22,031)
Loss and LAE ratios	78.5%	91.8%	(13.3) points
Acquisition expenses	$31,008	21,502	$9,506
Acquisition expense ratios	39.5%	23.6%	15.9 points
Losses, LAE and acquisition expenses	$92,647	105,172	$(12,525)
Loss, LAE and acquisition expense ratios	118.0%	115.4%	2.6 points
     The decrease in losses, LAE and acquisition expenses in 2005 as compared with 2004 is due primarily to net favorable development. Losses, LAE and acquisition expenses relating to the 2005 Hurricanes were $24,000,000 as compared with $23,029,000 relating to the 2004 Hurricanes. Losses, LAE and acquisition expenses also include net favorable development of approximately of $11,364,000 representing 14.5% of net premiums earned in 2005 as compared with insignificant net favorable development in 2004. The increase in the loss, LAE and acquisition expense ratio in 2005 as compared with 2004 is due to hurricane losses representing a greater percentage of net premiums earned in 2005 and the continued shift in the mix of business toward finite casualty that has a higher combined ratio.
     Other underwriting expenses for the three months ended September 30, 2005 and 2004 were $524,000 and $661,000, respectively, and represent costs such as salaries, rent and like items. The decrease in other underwriting expenses is due to cost reductions in the segment as a result of the decline in underwriting activity in the segment. In addition, due to the decline in the volume of underwriting activity in the segment, the percentage of common operating and administrative costs that are allocated to the segment has also declined.
Nine Months Ended September 30, 2005 as Compared with the Nine Months Ended September 30, 2004
     Net premiums written and net premiums earned for the nine months ended September 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Net premiums written	$252,374	348,671	$(96,297)
Net premiums earned	$268,638	236,612	$32,026
     The decrease in net premiums written is primarily attributable to reduced finite accident and health and property business, partially offset by an increase in finite casualty business. Net premiums earned is related to current and prior periods’ net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts. In 2005, favorable net development from the 2004 Hurricanes resulted in a reduction of additional premiums of approximately $6,100,000. The increase in net premiums earned in 2005 as compared with 2004 is due primarily to growth in net premiums written in prior years.
     Losses and LAE, acquisition expenses and the resulting ratios for the nine months ended September 30, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Losses and LAE	$175,681	157,378	$18,303
Loss and LAE ratios	65.4%	66.5%	(1.1) points
Acquisition expenses	$83,336	69,630	$13,706
Acquisition expense ratios	31.0%	29.4%	1.6 points
Losses, LAE and acquisition expenses	$259,017	227,008	$32,009
Loss, LAE and acquisition expense ratios	96.4%	95.9%	0.5 points
     The increase in losses, LAE and acquisition expenses in 2005 as compared with 2004 is primarily due to the increase in net premiums earned. Losses, LAE and acquisition expenses relating to the 2005 Hurricanes were $24,000,000 as compared with $23,029,000 relating to the 2004 Hurricanes. Net favorable development impacted losses, LAE and acquisition expenses and the related ratios in both 2005 and 2004. Net favorable development amounted to $25,813,000 representing 9.6% of net premiums earned in 2005 and $6,756,000 representing 2.9% of net premiums earned in 2004. Exclusive of net favorable development, the overall loss, LAE and acquisition expense ratio increased in 2005 as compared with 2004 due to the shift toward casualty business that generally has a higher combined ratio.
     Other underwriting expenses for the nine months ended September 30, 2005 and 2004 were $3,428,000 and $5,825,000, respectively, and represent costs such as salaries, rent and like items. The decrease in other underwriting expenses is due to cost reductions in the segment as a result of the decline in underwriting activity in the segment. In addition, due to the decline in underwriting activity in the segment, the percentage of common operating and administrative costs that are allocated to the Finite Risk segment has also declined.
Financial Condition, Liquidity and Capital Resources
     Financial Condition
     Cash and cash equivalents were $ 391,637 ,000 and $209,897,000 as of September 30, 2005 and December 31, 2004, respectively. Fixed maturities were $2,983,217,000 and $2,240,202,000 as of September 30, 2005 and December 31, 2004, respectively. Cash and cash equivalents and the investment portfolio increased due to positive cash flow from operations, excluding trading securities activities, the issuance of the Series A Notes in May 2005 and the issuance of common shares in September 2005. The Company’s fixed maturity available-for-sale and trading portfolios are comprised primarily of publicly traded fixed maturity investments. The investment portfolio, including cash and cash equivalents, had a weighted average duration of 3.2 years and 3.6 years as of September 30, 2005 and December 31, 2004, respectively. Management monitors the composition of the investment portfolio and cash flows from the portfolio to maintain the liquidity necessary to meet the Company’s obligations.
     Certain assets and liabilities associated with underwriting include significant estimates. Premiums receivable as of September 30, 2005 of
$557,422 ,000 include $513,833,000 that is based upon estimates. Premiums receivable as of December 31, 2004 of $580,048,000 include $530,066,000 that is based upon estimates. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. As of September 30, 2005, no such allowance was made based on the Company’s historical experience, the general profile of its ceding companies and its ability in most cases to contractually offset premiums receivable with losses and loss adjustment expense or other amounts payable to the same parties. Unpaid losses and LAE as of September 30, 2005 of $2,079,668,000 include $1,780,117,000 of estimates of claims that were incurred but not reported (“IBNR”). Unpaid losses and LAE as of December 31, 2004 of $1,380,955,000 includes $1,151,500,000 of IBNR. Commissions payable as of September 30, 2005 of $ 176,036 ,000 include $151,516,000 that is based upon estimates. Commissions payable as of December 31, 2004 of $181,925,000 include $165,050,000 that is based upon estimates. Deferred acquisition costs and unearned premiums are also based upon estimates.
     Sources of Liquidity
     The consolidated sources of funds of the Company consist of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, and cash and cash equivalents held by the Company as well as the sale of debt or equity securities. Net cash flow provided by operations, excluding trading securities activities, for the nine months ended September 30, 2005 was $573,215,000 and was used primarily to acquire additional investments.
     Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All of its reinsurance operations are conducted through its wholly owned operating subsidiaries, Platinum Bermuda, Platinum US and Platinum UK. As a holding company, the cash flow of Platinum Holdings consists primarily of dividends, interest and other permissible payments from its subsidiaries. Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the contract adjustment payments related to the ESU’s and the payment of any dividends to its shareholders. Platinum Finance is dependent on dividends from its subsidiary, Platinum US, to make interest and principal payments on the Senior Guaranteed Notes and Series A Notes.
     The Company has filed an allocated universal shelf registration statement with the Securities and Exchange Commission (“SEC”), which the SEC declared effective on April 5, 2004. The securities registered under the shelf registration statement for possible future sales included up to $750,000,000 of common shares, preferred shares and various types of debt securities. Common shares held by St. Paul and RenaissanceRe and common shares issuable upon exercise of options owned by St. Paul and RenaissanceRe accounted for $586,381,900 of the $750,000,000 of securities registered under the registration statement. On June 25, 2004, the Company announced St. Paul’s intent to sell 6,000,000 of the Company’s common shares in an underwritten public offering, which was effected pursuant to a prospectus supplement to the shelf registration statement dated June 28, 2004 and completed on June 30, 2004. The 6,000,000 common shares sold by St. Paul amounted to $177,330,000 of the $750,000,000 securities registered under the shelf registration statement. The Company did not sell any common shares in the offering and did not receive any proceeds from the sale of the common shares by St Paul.
     On September 22, 2005, Platinum Holdings completed the offering of 5,839,286 common shares at a price to the public of $28.00 per share, less related expenses. The proceeds were $161,865,000, net of expenses, and are expected to be used to make contributions to the capital and surplus of the reinsurance subsidiaries and for general corporate purposes. This common share offering utilized substantially all of the remaining capacity allocated to the Company under the allocated shelf registration statement.
     On October 24, 2005, Platinum Holdings and Platinum Finance filed an additional unallocated universal shelf registration statement with the SEC. Once the universal shelf registration statement becomes effective, the Company may issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of the above, including debt securities of Platinum Finance, unconditionally guaranteed by the Company. To effect any such sales from time to time, Platinum Holdings and/or Platinum Finance will file one or more supplements to the prospectus forming a part of such registration statement, which will provide details of any proposed offering.
     In November 2002, the Company issued the ESU’s consisting of a contract to purchase common shares of the Company in 2005 and an ownership interest in a Senior Guaranteed Note. On August 16, 2005, Platinum Finance successfully completed the remarketing of $137,500,000 aggregate principal amount of the Senior Guaranteed Notes due November 16, 2007 at a price of 100.7738% with a reset interest rate of 6.371% (the “Remarketed Senior Guaranteed Notes”). Interest is payable on the Remarketed Senior Guaranteed Notes on May 16 and November 16 of each year, commencing November 16, 2005. The

Remarketed Senior Guaranteed Notes are unconditionally guaranteed by Platinum Holdings. The remarketing was conducted on behalf of holders of the ESU’s and neither Platinum Holdings nor Platinum Finance received any cash proceeds from the remarketing. Proceeds from the remarketing were used to purchase a portfolio of U.S. Treasury securities to secure the obligations of the holders of the ESU’s under the related common share purchase contract and to pay the remarketing fee. There were no excess proceeds to be distributed to holders of the ESU’s in connection with the remarketing. On October 26, 2005, Platinum Holdings and Platinum Finance launched an exchange offer through which they offered to exchange the outstanding Remarketed Senior Guaranteed Notes for Series B Remarketed Senior Guaranteed Notes having substantially the same terms and which have been registered under the Securities Act of 1933, as amended (the “Securities Act”). This exchange offer is currently scheduled to remain open through November 29, 2005.
     During the fourth quarter of 2005, the Company expects to issue common shares pursuant to the ESU’s, which is expected to generate cash proceeds to the Company of approximately $137,500,000, less related fees and expenses.
     In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of Series A Notes, unconditionally guaranteed by Platinum Holdings. The Series A Notes were issued in a transaction exempt from the registration requirements under the Securities Act. The proceeds of the Series A Notes were used primarily to increase the capital of Platinum Bermuda and Platinum US. Interest at a per annum rate of 7.5% is payable on the Series A Notes on each June 1 and December 1 commencing on December 1, 2005. Platinum Finance may redeem the Series A Notes, at its option, at any time in whole, or from time to time in part, prior to maturity. The redemption price will be equal to the greater of: (i) 100 percent of the principal amount of the Series A Notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at a comparable treasury rate plus 50 basis points, plus in each case, interest accrued but not paid to the date of redemption. On September 27, 2005, Platinum Holdings and Platinum Finance launched an exchange offer through which they offered to exchange up to $250,000,000 aggregate principal amount of the outstanding Series A Notes for up to $250,000,000 aggregate principal amount of Series B Notes which have the substantially the same terms and which have been registered under the Securities Act (the “Series B Notes”) pursuant to a separate prospectus. This exchange offer is currently scheduled to remain open through October 28, 2005.
     On October 21, 2005 the Company entered into a three-year $200,000,000 credit agreement with a syndicate of lenders. The credit agreement consists of a $100,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit, and a $100,000,000 senior secured credit facility available for letters of credit. The revolving line of credit will be available for the working capital, liquidity and general corporate requirements of the Company and its subsidiaries.
     Liquidity Requirements
     The principal cash requirements of the Company are the payment of losses and LAE, commissions, brokerages, operating expenses, dividends to its shareholders, the servicing of debt (including contract adjustment payments related to the Company’s ESU’s), the acquisition of and investment in businesses, capital expenditures, premiums retroceded and taxes. The contract adjustment payments will cease upon issuance of the common shares in November 2005.
     It is increasingly common for the Company’s reinsurance contracts to contain terms that allow ceding companies to cancel the contract or require collateral to be posted for a portion of the Company’s obligations if the Company’s reinsurance subsidiaries are downgraded below a certain rating level. Whether a client would exercise this cancellation right would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, it is not possible to predict in advance the extent to which this cancellation right would be exercised, if at all, or what effect such cancellations would have on the financial condition or future operations, but such effect potentially could be material.
     The Company may from time to time secure its obligations under its various reinsurance contracts using trusts, letters of credit or funds held. The Company has entered into agreements with several ceding companies that require it to provide collateral for its obligations under certain reinsurance contracts with these ceding companies under various circumstances, including where our obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on the Company’s rating from A.M. Best Company, Inc. (“A.M. Best”) or other rating agencies and a downgrade of the ratings or a failure to achieve a certain rating may increase the amount of collateral the Company is required to provide. The Company may provide the collateral by delivering letters of credit to the ceding company, depositing assets into trusts for the benefit of the ceding companies or permitting the ceding companies to withhold funds that would otherwise be delivered to us under the reinsurance contract. The amount of collateral the Company is required to provide typically represents a portion of the obligations the Company may owe the ceding company, often including estimates of IBNR made by the ceding company. Since the Company may be required to provide collateral based on the ceding company’s estimate, the Company may be obligated to provide collateral that exceeds its estimates of the ultimate liability to the ceding company.
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
     A.M. Best has assigned a financial strength rating of “A” (Excellent) to the Company. The Company does not have a financial strength rating issued by any rating agency other than A.M. Best. In the future the Company may obtain financial strength ratings from other rating agencies, though it is not possible to predict the impact of any such ratings at this time. The Company has a senior unsecured debt rating of BBB from Standard & Poor’s.
     The payment of dividends and other distributions from the Company’s regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of the Company as of September 30, 2005 without prior regulatory approval is estimated to be $114,637,000. While the Company’s reinsurance subsidiaries could legally pay such an aggregate amount, management believes that dividends in such an amount would reduce the capital of its reinsurance subsidiaries to a level that may result in a downgrade of its various ratings. Management also believes that Platinum Holdings can receive dividends from its reinsurance subsidiaries in sufficient amounts necessary to meet the obligations of Platinum Holdings without significantly increasing the risk of a downgrade.
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
Current Outlook
     Both insurers and reinsurers experienced large losses from Hurricanes Katrina and Rita during the third quarter of this year. In the weeks following these events, some insurers and reinsurers raised capital through a number of equity and debt offerings. Rating agencies have placed a number of our competitors on negative watch with the potential for a ratings downgrade. The competitive landscape is still evolving and the depth and breadth of market changes in reaction to the size of the hurricane losses is uncertain. We expect that terms and conditions on most reinsurance treaties will improve or remain at the status quo and the degree of improvement will vary by line of business. The fourth quarter has the fewest number of contracts renewed of any quarter and has little impact on the premium recorded in the current year. We anticipate that our total net premiums written in 2005 will be approximately the same as in 2004.
     For the Property and Marine segment, underlying primary rates and reinsurance rates are expected to increase, particularly for U.S. wind-exposed risks. We believe that given the large size of the Hurricane Katrina loss many reinsurers will be reevaluating the adequacy of their pricing models. We also believe that reinsurance buyers will consider securing more coverage in the future, especially if the losses from Hurricane Katrina have exceeded the limits of their in-force programs. We further believe that the reduction in supply and increased demand means higher market pricing will result despite the significant post-event capital raising. We believe that other catastrophe-exposed lines of business will also experience rate increases though to a smaller degree. We anticipate that our net premiums written in 2005 in this segment will be approximately the same as in 2004.
     For the Casualty segment, we believe that the size of the Hurricane Katrina losses will cause the primary companies and reinsurers to review their strategies and their appetite for growth in these lines of business resulting in a stabilizing effect on profitability. We believe that our capitalization and reputation as a lead casualty reinsurer positions us well to write profitable opportunities as they arise. We anticipate that our net premiums written in 2005 in this segment will be higher than in 2004.
     In the Finite Risk segment, we expect that the ongoing investigations by the SEC, the office of the Attorney General for the State of New York and the U.S. Attorney for the Southern District of New York and non-U.S. regulatory authorities such as the Bermuda Monetary Authority and the U.K. Financial Services Authority will significantly diminish demand for limited risk transfer products in the short term. Although we cannot predict the ultimate outcome of these investigations, we believe that if the buyers and sellers of these products perceive that the accounting, headline and regulatory risk has receded, demand will return. Also, improved or stabilized pricing in traditional lines of business may mean fewer companies devoting significant resources to finite lines. Accordingly, we expect to write significantly less finite business in 2005 than in 2004. During the six months ended September 30, 2005 we did not write any new or renewal contracts in our Finite Risk segment and we anticipate that our net premiums written in 2005 in this segment will be significantly lower than in 2004. Our existing portfolio of finite risk contracts is expected to generate net premiums earned in 2005 that is substantially the same as in 2004.

Critical Accounting Policies, Estimates and Judgments
     It is important to understand the Company’s accounting policies in order to understand its financial position and results of operations. Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the relevant periods. Certain of the estimates and assumptions result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates. The Company’s most critical accounting policies involve written and unearned premium, unpaid losses and LAE, reinsurance, investments, income tax expense and share-based compensation. The critical accounting policies presented herein are discussed in more detail in the notes to the consolidated financial statements included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004.
     Premiums
     Assumed reinsurance premiums are recognized as revenues when premiums become earned proportionately over the coverage period. Net premiums earned are recorded in the statement of income, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded on the balance sheet as unearned premiums, gross of any ceded unearned premiums.
     Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period. Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by estimates of premiums that are written but not reported (“WBNR”). In addition to estimating WBNR, the Company estimates the portion of premium earned but not reported (“EBNR”). The Company also estimates the expenses associated with these premiums in the form of losses, LAE and commissions. The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses. Premiums are generally reported within two years. The net impact on the results of operations of changes in estimated premiums is reduced by the losses and acquisition expenses related to such premiums. When estimating premiums written and earned, each of the Company’s reinsurance subsidiaries segregates business into classes by type of coverage and type of contract (approximately 80 classes). Within each class, business is further segregated by the year in which the contract incepted (the “Underwriting Year’’), starting with 2002. Estimates of WBNR and EBNR are made for each class and Underwriting Year. Premiums are estimated based on ceding company estimates and the Company’s own judgment after considering factors such as the ceding company’s historical premium versus projected premium, the ceding company’s history of providing accurate estimates, anticipated changes in the marketplace and the ceding company’s competitive position therein, reported premiums to date and the anticipated impact of proposed underwriting changes. The appropriateness of the premium estimates is evaluated in light of the actual premium reported by the ceding companies and any adjustments to these estimates are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made. The initial estimates of premiums derived by the Company’s underwriting function in respect of the nine months ending September 30, 2005 were reviewed based upon the foregoing considerations. The cumulative impact of this review was to reduce the estimate by approximately $43,841,000 or 7.9% of premiums receivable at September 30, 2005. At September 30, 2005, the Company recorded premiums receivable of $ 557,422 ,000. As an illustration, the Company had one contract that, at September 30, 2005, represented approximately $49,255,000 in premiums receivable. With respect to that contract, the Company reduced premiums receivable by approximately $3,600,000 because it did not expect the ceding company to meet its production estimates or to achieve its estimated rate increases. The Company believes that it reasonably could have made an adjustment of between $0 and $3,600,000 with respect to that contract at September 30, 2005. Had it made a $0 adjustment, the premiums receivable for that contract at September 30, 2005 would have been $52,855,000. It made the $3,600,000 adjustment, resulting in premiums receivable for that contract of $49,255,000. While an adjustment of greater than $3,600,000 is possible with respect to that contract, the Company does not consider such circumstance to be reasonably likely. Premiums receivable under a particular contract can vary significantly from estimates derived from the Company’s underwriting function depending upon its assessment of the production and rate changes likely to be achieved by the ceding company. Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and premiums earned represents estimated premiums and are not currently due based on the terms of the underlying contracts. Earned premiums, including EBNR, are a measure of exposure to losses, LAE and acquisition expenses. Consequently, when previous estimates of premiums earned are increased or decreased, the related provisions for losses and LAE and acquisition costs previously recorded are also increased or decreased.
     Certain of the Company’s reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the loss experience under the contracts. Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on loss experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses. These premiums relate to the future coverage obtained for the remainder of the initial policy term and are earned over the remaining policy term. Additional premiums are those premiums triggered by losses and not related to reinstatement of limits and are earned immediately. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary.
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
     Unpaid losses and LAE include estimates of the cost of claims that were reported but not yet paid (“case reserves”) and the cost of claims that were incurred but not reported (“IBNR”). Case reserves are usually based upon claim reports received from ceding companies. The information the Company receives varies by ceding company and may include paid losses, estimated case reserves, and an estimated provision for IBNR reserves. Case reserves may be increased or reduced by the Company’s claims personnel based on receipt of additional information, including information received from ceding companies. IBNR is based on actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method. IBNR related to a specific event may be based on the Company’s estimated exposure to an industry loss and may include the use of catastrophe modeling software.
     When estimating unpaid losses and LAE, each of the Company’s reinsurance subsidiaries segregates business into classes by type of coverage and type of contract (approximately 80 classes). Within each class the business is further segregated by Underwriting Year, starting with 2002.
     The gross liabilities recorded on the Company’s balance sheet as of September 30, 2005 for unpaid losses and LAE were $2,079,668,000. The following table sets forth a breakdown between case reserves and IBNR by segment at September 30, 2005 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Case reserves	$130,159	139,835	29,557	$299,551
IBNR	620,617	868,619	290,881	1,780,117

Total unpaid losses and LAE	$750,776	1,008,454	320,438	$2,079,668

     Generally, initial actuarial estimates of IBNR not related to a specific event are based on the loss ratio method applied to each Underwriting Year for each class of business. Actual paid losses and case reserves (“reported losses”) are subtracted from expected ultimate losses to determine IBNR. The initial expected ultimate losses involve management judgment and are based on: (i) contract by contract expected loss ratios derived from the Company’s pricing process, and (ii) historical loss ratios of the Company and of the reinsurance underwriting segment of St. Paul (“St. Paul Re”) prior to the Initial Public Offering adjusted for rate changes and trends. These judgments will take into account management’s view of past, current and future (i) market conditions, (ii) changes in the business underwritten, (iii) changes in timing of the emergence of claims, and (iv) other factors that may influence expected ultimate losses.
     Over time, as a greater number of claims are reported, actuarial estimates of IBNR are based on the Bornhuetter-Ferguson and the chain ladder techniques. The Bornhuetter-Ferguson technique utilizes actual reported losses and expected patterns of reported losses, taking the initial expected ultimate losses into account to determine an estimate of expected ultimate losses. This technique is most appropriate when there are few reported claims and a relatively less stable pattern of reported losses. The chain ladder technique utilizes actual reported losses and expected patterns of reported losses to determine an estimate of expected ultimate losses that is independent of the initial expected ultimate losses. This technique is most appropriate when there are a large number of reported losses with significant statistical credibility and a relatively stable pattern of reported losses. Multiple point estimates using a variety of actuarial techniques are calculated for many, but not all, of the Company’s 80 classes of coverage for each Underwriting Year. The Company does not believe that these multiple point estimates are or should be considered a range. The Company’s actuaries look at each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors such as historical ultimate loss ratios, the presence of individual large losses, and known occurrences that have not yet resulted in reported losses. For some classes of business the Company’s actuaries believe that a review of individual contract information improves the loss reserve estimate. For example, individual contract review is particularly important for the Finite Risk segment and the Accident and Health class within the Casualty segment. Once the actuaries make their determinations of the most appropriate point estimate for each class, this information is aggregated and presented to executive management for review and approval. At September 30, 2005 the liability for unpaid losses and LAE that the Company recorded reflected the point estimates of IBNR prepared by the Company’s actuaries.
     Generally, North American casualty excess business has the longest pattern of reported losses and therefore the greatest uncertainty. IBNR for these classes at September 30, 2005 was $643,000,000 which was 36% of the total IBNR for the Company at that date. Because North American casualty excess business has the greatest uncertainty, the Company would not consider a variance of five percentage points from the initial expected loss ratio to be unusual. As an example, a change in the initial expected loss ratio from 65% to 70% would result in an increase of the IBNR for these classes of $56,000,000. This equates to approximately 8% of the liability for total unpaid losses and LAE for these classes at September 30, 2005. As another example, if the estimated pattern of reported losses was accelerated by 5% the IBNR for these classes would decrease by $3,000,000 which is less than 1%. Because the Company believes the two most important inputs to the reserve estimation methodologies described above are the initial expected loss ratio and the estimated pattern of reported losses, the Company has selected these two inputs as the basis for the sensitivity analyses in this paragraph.

     The pattern of reported losses is determined utilizing actuarial analysis, including management’s judgment, and is based on historical patterns of paid losses and case reserves reported to the Company, as well as industry patterns. Information that may cause historical patterns to differ from future patterns is considered and reflected in expected patterns as appropriate. For property and health coverages these patterns indicate that a substantial portion of the ultimate losses are reported within 2 to 3 years after the contract is effective. Casualty patterns can vary from 3 years to over 20 years depending on the type of business.
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
     Unpaid losses and LAE represent management’s best estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may materially differ from such estimates. Such estimates are not precise due to the fact that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other factors, such as the judicial interpretations of what constitutes a covered loss under insurance and reinsurance contracts. Because of the degree of reliance that the Company necessarily places on ceding companies for claims reporting, the associated time lag, the low frequency/high severity nature of some of the business that the Company underwrites and the varying reserving practices among ceding companies, the Company’s reserve estimates are highly dependent on management’s judgment.
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
     The losses caused by Hurricane Katrina include significant flood damage, most of which are not covered by the Company’s reinsurance contracts or its ceding companies’ insurance policies. The Company’s estimate of losses from the hurricanes does not include losses excluded from coverage. There are a number of challenges to flood loss exclusions, including actions taken by the Mississippi attorney general and class action litigation. While flood coverage exclusions have generally been upheld by courts, there can be no assurance that significant additional losses will not arise as a result of claims for losses excluded from coverage by contract.

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
     Since the Company relies on information regarding paid losses, case reserves, and IBNR reserves provided by ceding companies in order to assist the Company in estimating its own liability for unpaid losses and LAE, the Company maintains certain procedures in order to help determine the completeness and accuracy of such information. Periodically, management assesses the reporting activities of these companies on the basis of qualitative and quantitative criteria. In addition to managing reported claims and conferring with ceding companies on claims matters, the Company’s claims personnel conduct periodic audits of specific claims and the overall claims procedures of its ceding companies at their offices. The Company relies on its ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. Disputes with ceding companies have been rare and generally have been resolved through negotiation.
     Estimates of unpaid losses and LAE are periodically re-estimated and adjusted as new information becomes available. Any such adjustments are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made.
     As of September 30, 2005, the Company did not have any significant back-log related to its processing of assumed reinsurance information.
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
     Investments
     In accordance with the Company’s investment guidelines, investments consist largely of high-grade marketable fixed income securities. Fixed maturities owned that the Company may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income as a separate component of shareholders’ equity, net of deferred taxes. Fixed maturities owned that the Company has the intent to sell prior to maturity are classified as trading securities and reported at fair value, with unrealized gains and losses included in other income. Securities classified as trading securities are generally denominated in foreign currencies and are intended to match foreign net liabilities denominated in foreign currencies in order to minimize net exposures arising from fluctuations in foreign currency exchange rates. Realized gains and losses on sales of investments are determined on a specific identification basis. Investment income is recorded when earned and includes the amortization of premiums and discounts on investments.

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
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Credit Risk
     The Company’s principal invested assets are fixed maturities, which are subject to fluctuations in market value associated with changes in interest rates and credit risk resulting from adverse changes in the borrower’s ability to meet its debt service obligations. The Company’s strategy is to limit its credit risk by placing its investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or industry. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect the amount and payment timing risk of its unpaid losses and LAE and its expected cash flow from operations. The Company attempts to manage its credit risk by actively monitoring the portfolio and requiring a minimum average credit rating for its portfolio of A2 as defined by Moody’s Investor Service (“Moody’s”). As of September 30, 2005, the portfolio has a dollar weighted average credit rating of Aa2 as defined by Moody’s.
     The Company has other receivable amounts subject to credit risk. The most significant of these are reinsurance premiums receivable from ceding companies. To mitigate credit risk related to premiums receivable, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing the Company to settle claims net of any premiums receivable. Management does not consider credit risk related to its retrocessionaires to be material as of September 30, 2005. Management considers the financial strength of retrocessionaires when determining whether to purchase coverage from them. Retrocessional coverage is generally obtained from companies rated “A” or better by A. M. Best unless the retrocessionaires’ obligations are fully collateralized. For exposures where losses become known and are paid in a relatively short period of time, we may obtain retrocessional coverage from companies rated “A-” or better by A. M. Best. The financial performance and rating status of all material retrocessionaires is routinely monitored.
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

Interest Rate Risk
     The Company is exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed income portfolio and can cause changes in the actual timing of receipt of certain principal payments. Rising interest rates result in a decline in the market value of fixed income portfolio and can expose our portfolio, in particular our mortgage-backed securities, to extension risk. Conversely, a decline in interest rates will result in a rise in the market value of fixed income portfolio and can expose the portfolio, in particular our mortgage-backed securities, to prepayment risk. The approximate aggregate hypothetical impact on the fixed income portfolio, generated from an immediate parallel shift in the treasury yield curve, as of September 30, 2005 is as follows ($ in thousands) :

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp
Total market value	$3,091,148	3,037,684	2,983,217	2,928,139	$2,872,933
Percent change in market value	3.6%	1.8%	—	(1.8%)	(3.7%)
Resulting unrealized appreciation / (depreciation)	$76,803	23,339	(31,128)	(86,206)	$(141,412)
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
Sources of Fair Value
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2005 ($ in thousands):

	Carrying
	Amount	Fair Value
Financial assets:
Fixed maturities	$2,983,217	$2,983,217
Other invested asset	6,000	6,000

Financial liabilities:
Debt obligations	$387,500	$399,125
     The fair value of fixed maturities is based on quoted market prices at the reporting date for those or similar investments. The fair values of debt obligations are based on quoted market prices. Other invested asset represents an investment in Inter-Ocean Holdings, Ltd., a non-public reinsurance company. In June 2005 and as a result of the routine evaluation of investments, the Company wrote down the carrying value of the investment in Inter-Ocean Holdings, Ltd. to its estimated net realizable value and recorded a realized loss of $769,000. The Company has no ceded or assumed reinsurance business with Inter-Ocean Holdings, Ltd.

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
Changes in Internal Control over Financial Reporting
     No changes occurred during the quarter ended September 30, 2005 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.
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
     In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:
(1)	conducting operations in a competitive environment;

(2)	our ability to maintain our rating from A.M. Best;

(3)	significant weather-related or other natural or man-made disasters over which the Company has no control, including, without limitation, Hurricanes Katrina and Rita, and the possibility that estimates of losses and LAE from Hurricanes Katrina and Rita will prove to be materially different;

(4)	the effectiveness of our loss limitation methods and pricing models;

(5)	the adequacy of the Company’s liability for unpaid losses and loss adjustment expenses;

(6)	the availability of retrocessional reinsurance on acceptable terms;

(7)	our ability to maintain our business relationships with reinsurance brokers;

(8)	general political and economic conditions, including the effects of civil unrest, war or a prolonged U.S. or global economic downturn or recession;

(9)	the cyclicality of the property and casualty reinsurance business;

(10)	market volatility and interest rate and currency exchange rate fluctuation;

(11)	tax, regulatory or legal restrictions or limitations applicable to the Company or the property and casualty reinsurance business generally; and

(12)	changes in the Company’s plans, strategies, objectives, expectations or intentions, which may happen at any time at the Company’s discretion.
     As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. The foregoing factors, which are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2004 should not be construed as exhaustive. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     As previously disclosed, in November and December 2004, the Company received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products. The Company is fully cooperating in responding to all such requests. Other reinsurance companies have reported receiving similar subpoenas and requests. This investigation appears to be at an early stage and, accordingly, it is not possible to predict the direction the investigation will take and the impact, if any, it may have on the Company’s business. In view of the ongoing industry investigations, the Company retained the law firm of Dewey Ballantine LLP to conduct a review of its finite reinsurance practices. They informed the Company that they identified no evidence of improprieties.
     On June 14, 2005, we received a grand jury subpoena from the United States Attorney for the Southern District of New York requesting documents relating to our finite reinsurance products. We have been informed that other companies in the industry have received similar subpoenas. We are fully cooperating in responding to this request.
     In the normal course of business, the Company may become involved in various claims and legal proceedings. The Company is not currently aware of any pending or threatened material litigation.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the third quarter of 2005, there were no sales of equity securities of the Company not registered under the Securities Act. Also, during the third quarter of 2005, neither the Company nor any affiliated purchaser purchased any of the Company’s common shares.

Item 6. EXHIBITS
(a)	Exhibits

Exhibit
Number	Description
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

On October 24 2005, Platinum Holdings filed with the SEC a report on Form 8-K containing a press release, issued on October 21, 2005, reporting that (1) the Company entered into a three-year $200,000,000 credit agreement dated as of October 21, 2005 consisting of a $100,000,000 unsecured senior credit facility available for revolving borrowings and letters of credit and a $100,000,000 secured senior credit facility available for letters of credit, and (2) Platinum Holdings and Platinum Finance filed an additional unallocated universal shelf registration statement with the SEC.

On October 28, 2005, Platinum Holdings filed with the SEC a report on Form 8-K containing a press release, issued on October 27, 2005, reporting the appointment of Michael D. Price as President and Chief Executive Officer, succeeding Gregory E.A. Morrison, who has been named Vice Chairman of the Board of Directors.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd

Date: October 31, 2005	/s/ Michael D. Price

By: Michael D. Price
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2005	/s/ Joseph F. Fisher

By: Joseph F. Fisher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)