Form 10-K
period 2005-12-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2006-03-01
CIK 1171500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-31341
Platinum Underwriters Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-0416483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Belvedere Building 69 Pitts Bay Road Pembroke, Bermuda (Address of principal executive offices)	HM 08 (Zip Code)
Registrant’s telephone number, including area code:
(441) 295-7195
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, par value $0.01 per share 6.00% Series A Mandatory Convertible Preferred Shares par value $0.01 per share, liquidation preference $30.15 per share	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑        No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☐         No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
         Large accelerated filer ☑             Accelerated filer ☐             Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2005, the last business day of our most recently completed second fiscal quarter, was $1,377,544,853 based on the closing sale price of $31.82 per common share on the New York Stock Exchange on that date. For purposes of this computation only, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.
     As of February 15, 2006, there were outstanding 59,157,925 common shares, par value $0.01 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive proxy statement for the 2006 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

i

PART I
      The “Company,” “Platinum,” “we,” “us,” and “our” refer to Platinum Underwriters Holdings, Ltd. and its consolidated subsidiaries, unless the context otherwise indicates. “Platinum Holdings” refers to Platinum Underwriters Holdings, Ltd., a Bermuda holding company. “Platinum Bermuda” refers to Platinum Underwriters Bermuda, Ltd., a Bermuda reinsurance company and wholly owned subsidiary of Platinum Holdings. “Platinum Regency” refers to Platinum Regency Holdings, an intermediate holding company domiciled in Ireland and a wholly owned subsidiary of Platinum Holdings. “Platinum UK” refers to Platinum Re (UK) Limited, a reinsurance company domiciled in the U.K. and a wholly owned subsidiary of Platinum Regency. “Platinum Finance” refers to Platinum Underwriters Finance, Inc., a finance company in the U.S. and a wholly owned subsidiary of Platinum Regency. “Platinum US” refers to Platinum Underwriters Reinsurance, Inc., a reinsurance company based in the U.S. and a wholly owned subsidiary of Platinum Finance. “Platinum Services” refers to Platinum Administrative Services, Inc., a U.S. company and a wholly owned subsidiary of Platinum Finance that provides administrative services to the Company. The “Initial Public Offering” refers to our initial public offering of common shares, which was completed on November 1, 2002. “Common Shares” refers to the common shares of Platinum Holdings issued in the Initial Public Offering and subsequent transactions. “Preferred Shares” refers to the 6% Mandatory Convertible Preferred Shares of Platinum Holdings issued in December 2005. The “ESU’s” refers to our equity security units, consisting of a contract to purchase Common Shares in 2005 and an ownership interest in a senior note of Platinum Finance due 2007, which was completed concurrently with the Initial Public Offering. “St. Paul” refers to The St. Paul Travelers Companies, Inc. (formerly The St. Paul Companies, Inc.). “St. Paul Re” refers to the reinsurance underwriting segment of St. Paul prior to the Initial Public Offering. “St. Paul Investment” refers to our issuance to St. Paul of Common Shares and an option to purchase additional Common Shares. “RenaissanceRe” refers to RenaissanceRe Holdings Ltd., and “RenaissanceRe Investment” refers to our issuance to RenaissanceRe of Common Shares and an option to purchase additional Common Shares. The St. Paul Investment and the RenaissanceRe Investment each occurred concurrently with the Initial Public Offering.
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

(2) our ability to maintain our A.M. Best Company, Inc. rating;

(3) significant weather-related or other natural or man-made disasters over which the Company has no control;

(4) the effectiveness of our loss limitation methods and pricing models;

(5) the adequacy of the Company’s liability for unpaid losses and loss adjustment expenses, including, but not limited to, losses from Hurricanes Katrina, Rita and Wilma and the possibility that estimates of losses and LAE from Hurricanes Katrina, Rita and Wilma may prove to be materially different from estimates made to date;

(6) the availability of retrocessional reinsurance on acceptable terms;

(7) our ability to maintain our business relationships with reinsurance brokers;

(8) general political and economic conditions, including the effects of civil unrest, acts of terrorism, war or a prolonged U.S. or global economic downturn or recession;

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
      As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. The foregoing factors, which are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors,” should not be construed as exhaustive. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

Item 1.	Business
Industry Overview
General
      Reinsurance is an arrangement in which an insurance company, referred to as the reinsurer, agrees to assume from another insurance company, referred to as the ceding company, all or a portion of the insurance risks that the ceding company has underwritten under one or more insurance policies. In return, the reinsurer receives a premium for the risks that it assumes from the ceding company. Reinsurance, however, does not discharge the ceding company from its liabilities to policyholders. Reinsurance can provide ceding companies with four principal benefits: a reduction in net liability on individual risks, catastrophe protection from multiple losses, assistance in maintaining acceptable financial ratios, and additional underwriting capacity permitting the ceding company to accept larger risks or write more business than would be possible without an accompanying increase in capital.
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
      Casualty reinsurance protects a ceding company against financial loss arising out of the obligation to others for loss or damage to persons or property. Examples of casualty reinsurance are general and automobile liability, professional liability, workers’ compensation, accident and health, surety and trade credit coverages.
      Although property reinsurance involves a high degree of volatility, property reinsurance claims are generally reported soon after the event giving rise to the claim and tend to be assessed and paid relatively expeditiously. In comparison, there tends to be a greater time lag between the occurrence, reporting and payment of casualty reinsurance claims.

Life and Annuity Reinsurance
      We do not currently write any life or annuity reinsurance although we may do so in the future. Life reinsurance provides coverage with respect to individual and group life risks to primary life insurers. Annuity reinsurance provides coverage to insurers that issue annuity contracts to consumers seeking to accumulate personal wealth or as protection against outliving their financial resources.

Excess-of-Loss and Proportional Reinsurance
      Reinsurance can be written on either an excess-of-loss basis or a proportional/ pro rata basis. In the case of excess-of-loss reinsurance, the reinsurer assumes all or a specified portion of the ceding company’s risks in excess of a specified claim amount, referred to as the ceding company’s retention or the reinsurer’s attachment point, subject to a negotiated reinsurance contract limit. For example, property catastrophe excess-of-loss reinsurance provides coverage to a ceding company when its aggregate claims, arising from a single occurrence during a covered period, such as a hurricane or an earthquake, exceed the attachment point specified in the reinsurance contract. Other forms of excess-of-loss reinsurance respond when one or more individual claims exceed the ceding company’s retention. Premiums for excess-of-loss reinsurance may be a specified dollar amount or a percentage of the premium charged by the ceding company.
      Reinsurers manage their underwriting risk from excess-of-loss contracts by charging reinsurance premiums at specific retention levels, independent of the premiums charged by primary insurers, and based upon their own underwriting assumptions. Because primary insurers typically retain a larger loss exposure under excess-of-loss contracts, we believe that they typically have a strong incentive to underwrite risks and adjust losses in a prudent manner.
      In the case of proportional reinsurance, the reinsurer assumes a predetermined portion of the ceding company’s risks under the covered primary insurance contract or contracts. The frequency of claims under a proportional contract is usually greater than under an excess-of-loss contract, since the reinsurer shares proportionally in all losses. Premiums for proportional reinsurance are typically a predetermined portion of the premiums the ceding company receives from its insureds.

Treaty and Facultative Reinsurance
      Reinsurance can be written either through treaty or facultative reinsurance arrangements. In treaty reinsurance, the ceding company cedes, and the reinsurer assumes, a specified portion of a type or category of policies insured by the ceding company. In facultative reinsurance, the ceding company cedes, and the reinsurer assumes, all or part of a specific policy or policies. Substantially all of the reinsurance that we underwrite is on a treaty basis. We underwrite facultative reinsurance in limited and opportunistic circumstances.

      Generally, treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and are largely dependent on the original risk underwriting decisions made by the ceding company’s underwriters. Accordingly, reinsurers will carefully evaluate the ceding company’s risk management and underwriting practices, as well as claims settlement practices and procedures, in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty.
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

Finite Reinsurance
      Finite reinsurance, often referred to as non-traditional reinsurance, includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The classes of risks underwritten through finite risk contracts are fundamentally the same as the classes covered by traditional products. Typically, the potential amount of losses paid is finite or capped. In return for this limit on losses, there is typically a cap on the potential profit margin specified in the treaty. Profits above this margin are returned to the ceding company. The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.

Broker and Direct Reinsurance
      Reinsurance can be written through reinsurance brokers or directly with ceding companies. We believe that a ceding company’s decision to select either the broker market or the direct market is influenced by various factors including, among others, market capacity, market competition, the value of the broker’s advocacy on the ceding company’s behalf, the spread of risk, flexibility in the terms and conditions, the ability to efficiently compare the analysis and quotes of several reinsurers, the speed of a reinsurance placement, the historical relationship with the reinsurer and the efficiency of claims settlement.
      We underwrite substantially all of our reinsurance through brokers, as we believe that the use of reinsurance brokers enables us to operate on a more cost-effective basis and to maintain the flexibility to enter and exit reinsurance lines in a quick and efficient manner. We believe that brokers are particularly useful in assisting with placements of excess-of-loss reinsurance programs.

Retrocession
      Reinsurers typically purchase reinsurance to reduce their own risk exposure. Reinsurance of a reinsurer’s risks is called retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons that include reducing liability on individual risks, protecting against catastrophic losses, stabilizing financial ratios and obtaining additional underwriting capacity. We purchase and issue retrocessional contracts.
Our Business
General
      Platinum Holdings is a Bermuda holding company organized in 2002. We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis. We operate through three licensed reinsurance subsidiaries: Platinum Bermuda, Platinum US and Platinum UK.

      Platinum US had been an inactive licensed insurance company with no underwriting activity prior to January 1, 2002. Platinum Bermuda and Platinum UK were formed in 2002 and have no prior operating history or loss reserves subject to development prior to January 1, 2002. Platinum Regency has no business operations other than activity necessary to maintain its corporate existence and its ownership of Platinum Finance and Platinum UK. Platinum Finance’s activities have generally been limited to activities relating to its corporate existence and its ownership of Platinum US as well as activities relating to debt obligations. Platinum Services’ activities are limited to providing administrative services to various subsidiaries of the Company, including legal, finance, actuarial, information technology and human resources services. The following chart summarizes our corporate structure:
Our Strategy
      Our goal is to achieve attractive long-term returns for our shareholders, while establishing Platinum as a disciplined risk manager and market leader in selected classes of property and casualty reinsurance, through the following strategies:

•	Operate as a multi-class reinsurer. We seek to offer a broad range of reinsurance coverage to our ceding companies. We believe that this approach enables us to more effectively serve our clients, diversify our risk and leverage our capital.

•	Focus on profitability, not market share. Our management team pursues a strategy that emphasizes profitability rather than market share. Key elements of this strategy are prudent risk selection, appropriate pricing and adjustment of our business mix to respond to changing market conditions.

•	Exercise disciplined underwriting and risk management. We exercise underwriting and risk management discipline by (i) maintaining a diverse spread of risk in our book of business across product lines and geographic zones, (ii) emphasizing excess-of-loss contracts over proportional contracts, (iii) managing our aggregate catastrophe exposure through the application of sophisticated property catastrophe modeling tools and (iv) monitoring our accumulating exposures on non-property catastrophe exposed coverages.

•	Operate from a position of financial strength. As of December 31, 2005, we had a total capitalization of $1,790,249,000. Our capital position is unencumbered by any potential adverse development of unpaid losses for business written prior to January 1, 2002. Our investment strategy focuses on security and stability in our investment portfolio by maintaining a portfolio that consists of diversified, high quality, predominantly publicly traded fixed maturity securities. We believe these factors, combined with our strict underwriting discipline, allow us to maintain our strong financial position and to be opportunistic when market conditions are most attractive.
Operating Segments
      We have organized our worldwide reinsurance business into the following three operating segments: Property and Marine, Casualty and Finite Risk. In each of our operating segments, we offer our reinsurance products to providers of commercial and personal lines of insurance and reinsurance. The following table sets forth the net premiums written by the Company for the years ended December 31, 2005, 2004 and 2003 by operating segment and by type of reinsurance ($ in thousands):

	Years Ended December 31,

	2005		2004		2003

Property and Marine
Excess-of-loss	$412,781	24%	$366,184	22%	$224,715	19%
Proportional	162,274	9%	138,255	8%	128,193	11%

Total Property and Marine	575,055	33%	504,439	30%	352,908	30%

Casualty
Excess-of-loss	676,276	39%	593,752	37%	389,992	33%
Proportional	132,755	8%	83,647	5%	84,008	7%

Total Casualty	809,031	47%	677,399	42%	474,000	40%

Finite Risk
Excess-of-loss	63,628	4%	155,090	9%	250,634	22%
Proportional	270,008	16%	309,085	19%	94,600	8%

Total Finite Risk	333,636	20%	464,175	28%	345,234	30%

Total
Excess-of-loss	1,152,685	67%	1,115,026	68%	865,341	74%
Proportional	565,037	33%	530,987	32%	306,801	26%

Total	$1,717,722	100%	$1,646,013	100%	$1,172,142	100%

      The following table sets forth the net premiums written by the Company for years ended December 31, 2005, 2004 and 2003 by operating segment and by geographic location of the ceding company ($ in thousands):

	Years Ended December 31,

	2005		2004		2003

Property and Marine
United States	$401,270	23%	$320,506	19%	$211,324	18%
International	173,785	10%	183,933	11%	141,584	12%

Total Property and Marine	575,055	33%	504,439	30%	352,908	30%

Casualty
United States	718,103	43%	601,878	37%	436,789	37%
International	90,928	5%	75,521	5%	37,211	3%

Total Casualty	809,031	48%	677,399	42%	474,000	40%

Finite Risk
United States	329,843	19%	428,024	26%	264,473	23%
International	3,793	0%	36,151	2%	80,761	7%

Total Finite Risk	333,636	19%	464,175	28%	345,234	30%

Total
United States	1,449,216	85%	1,350,408	82%	912,586	78%
International	268,506	15%	295,605	18%	259,556	22%

Total	$1,717,722	100%	$1,646,013	100%	$1,172,142	100%

Property and Marine
      The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets. This business includes property per-risk excess-of-loss treaties, proportional treaties and catastrophe excess-of-loss treaties. We write a limited amount of other types of reinsurance on an opportunistic basis. We employ underwriters and actuaries with expertise in each of the following areas:

•	Property. We provide reinsurance coverage for damage to property and crops. Our catastrophe excess-of-loss reinsurance contracts provide a defined limit of liability, permitting us to quantify our aggregate maximum loss exposure for various catastrophe events. Quantification of loss exposure is fundamental to our ability to manage our loss exposure through geographical zone limits and program limits. In addition, when our pricing standards are met, we write other property coverages, including per-risk excess-of-loss or proportional treaties. We have also entered into an agreement with an underwriting manager to underwrite property facultative and program reinsurance risks.

•	Marine. We provide reinsurance coverage for marine and offshore energy insurance programs. Coverages reinsured include hull damage, protection and indemnity, cargo damage, satellite damage and general marine liability. Within Marine, we also write commercial and general aviation reinsurance. Marine reinsurance treaties include excess-of-loss as well as proportional treaties. We emphasize excess-of-loss treaties that allow our evaluation using experience and exposure pricing models.
Casualty
      The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, workers’ compensation, casualty clash, automobile liability, surety and trade credit. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. We generally write casualty reinsurance on an excess-of-loss basis. Most frequently, we respond to claims on an individual risk basis, providing coverage when a claim for a single, original insured reaches our attachment point. We write some excess-of-loss treaties on an occurrence basis that respond when all of a ceding company’s claims from multiple original insureds arising from a single claims event exceed our attachment point. On an opportunistic basis, we may write proportional treaties.
      We seek reinsurance treaties covering established books of insurance products where we believe that past experience permits a reasonable estimation of the reinsurance premium adequacy. We underwrite new exposures selectively and only after a comprehensive evaluation of the risk being reinsured and the capabilities of the ceding company. We employ underwriters and pricing actuaries with expertise in each of the following areas:

•	Umbrella Liability. An umbrella policy is an excess insurance policy that provides coverage, typically for general liability or automobile liability, when claims, individually or in the aggregate, exceed the limit of the original policy underlying the excess policy. A claim must exceed the limit of some underlying policy for the claim to be considered under an umbrella policy. We primarily reinsure commercial umbrella liability policies.

•	General and Product Liability. We provide reinsurance of third party liability coverages for commercial and personal insureds. We provide, predominantly on an excess-of-loss basis, various coverages of both small and large companies, including commercial, farmowners and homeowners policies as well as third party liability coverages such as product liability.

•	Professional Liability. We write reinsurance treaties for professional liability programs, including directors and officers, employment practices, and errors and omissions for professionals such as lawyers, medical professionals, architects, engineers and other professionals. In most circumstances, the underlying insurance products for these lines of business are written on a claims made basis, which requires claims related to the liabilities insured under the policy to be submitted to the insurer during a specified coverage period.

•	Accident and Health. We provide accident and health reinsurance, often in the form of quota share reinsurance of a ceding company writing aggregate and per-person stop loss coverage of self-insured employer medical plans. We also write reinsurance of first dollar health insurance, student health insurance, Medicare and Medicare supplement, and other forms of accident and health insurance.

•	Workers’ Compensation. We reinsure workers’ compensation on a catastrophic basis as well as on a per-claimant basis. We may provide full statutory coverage or coverage that is subject to specific carve-outs. Our predominant exposure to workers’ compensation would generally arise from a single occurrence, such as a factory explosion or earthquake, involving more than one claimant.

•	Casualty Clash. Casualty clash reinsurance responds to claims arising from a single set of circumstances covered by more than one insurance policy or multiple claimants on one policy. This type of reinsurance is analogous to property catastrophe reinsurance, but written for casualty lines of business. Our casualty clash treaties are generally excess-of-loss contracts with both occurrence limits and aggregate limits.

•	Automobile Liability. Automobile insurance policies provide first party coverage for damage to the insured’s vehicle and third party coverage for the insured’s liability to other parties for injuries and for damage to their property due to the use of the insured vehicle. These insurance policies may also provide coverage for uninsured motorists and medical payments. We generally reinsure automobile liability on an excess-of-loss basis. Our predominant exposure arises from third party liability claims and the related legal defense costs.

•	Surety. Our surety business relates to the reinsurance of risks associated with commercial and contract surety bonds issued to third parties to guarantee the performance of an obligation by the principal under the bond. Commercial bonds guarantee the performance of compliance obligations arising out of regulatory or statutory requirements. Contract bonds guarantee the performance of contractual obligations between two parties and include payment and performance bonds. The majority of our surety treaties are written on an excess-of-loss basis with an aggregate limit.

•	Trade Credit. Trade credit insurance is purchased by companies to ensure that invoices for goods and services provided to their customers are paid on time. Our trade credit coverages provide reinsurance for financial losses sustained through the failure of an insured’s customers to pay for goods or services supplied to them. We reinsure trade credit both on a proportional and an excess-of-loss basis.

Finite Risk
      The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The classes of risks underwritten through finite risk contracts are fundamentally the same as the classes covered by traditional products. Typically, the potential amount of losses paid is finite or capped. In return for this limit on losses, there is typically a cap on the potential profit margin specified in the treaty. Profits above this margin are returned to the ceding company. Thus, this type of coverage typically is less expensive for ceding companies. The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract. The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss:

•	Finite quota share. Under finite quota share reinsurance contracts, the reinsurer agrees to indemnify a ceding company for a percentage of its losses up to an aggregate maximum or cap in return for a percentage of the ceding company’s premium, less a ceding commission. The expected benefit to the ceding company provided by finite quota share reinsurance is increased underwriting capacity of the ceding company and a sharing of losses with the reinsurer. These contracts often provide broad protection and may cover multiple classes of a ceding company’s business. Unlike traditional quota share reinsurance agreements, these contracts often provide for profit commissions which take into account investment income for purposes of calculating the reinsurer’s profit on business ceded. Additionally, finite quota share contracts are often written on a funds withheld basis, meaning the parties agree that funds that would normally be remitted to a reinsurer are withheld by the ceding company.

•	Multi-year excess-of-loss. These reinsurance contracts often complement ceding companies’ traditional excess-of-loss reinsurance programs. This type of contract often carries an up-front premium plus additional premiums which are dependent on the magnitude of losses claimed by the ceding company under the contract. The expected benefit to the ceding company on multi-year excess-of-loss reinsurance is that the ceding company has the ability to negotiate specific terms and conditions that remain applicable over multiple years of coverage. These contracts may cover multiple classes of a ceding company’s business and typically provide the benefit of reducing the impact of large losses on a ceding company’s underwriting results. In general, these contracts are designed so that the ceding company funds the expected level of loss activity over the multi-year period. The reinsurer incorporates a profit margin to cover its costs and the risk that losses are worse than expected. The payment of premiums based on the magnitude of losses claimed is intended to benefit the ceding company by linking its own loss experience to the actual cost of reinsurance over time. The multiple year term and premium structure of multi-year excess-of-loss reinsurance contracts are not typically found in traditional reinsurance contracts.

•	Whole account aggregate stop loss. Aggregate stop loss reinsurance contracts provide broad protection against a wide range of contingencies that are difficult to address with traditional reinsurance, including inadequate pricing by a ceding company or higher frequency of claims than the ceding company expected. The reinsurer on a whole account aggregate stop loss contract agrees to indemnify a ceding company for aggregate losses in excess of a deductible specified in the contract. These contracts can be offered on a single or multi-year basis, and may provide catastrophic and attritional loss protection. The benefit of whole account aggregate stop loss contracts to ceding companies is that such contracts provide the broadest possible protection of a ceding company’s underwriting results which is not generally available in the traditional reinsurance market. Unlike traditional reinsurance contracts, these contracts often contain sub-limits of coverage for losses on certain classes of business or exposures. These contracts are often written on a funds withheld basis. In addition, these contracts often include provisions for profit commissions which take into account investment income for purposes of calculating the reinsurer’s profit on business ceded.

Marketing
      We market our reinsurance products worldwide through our underwriting offices and non-exclusive relationships with the leading reinsurance brokers. Based on in-force premiums written by the Company at December 31, 2005, the five brokers from which we derived the largest portions of our business (with the approximate percentage of business derived from such brokers and their affiliates) are Benfield Blanch Inc. (33%), Marsh & McLennan Companies (25%), Aon Corporation (16%), Willis Group Holdings (10%) and Towers Perrin (4%). The loss of business relationships with any of these top five brokers could have a material adverse effect on our business.
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
      We seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, by peril and by type of program or contract. Our risk management practices include the use of contract terms, diversification criteria, probability analysis and analysis of comparable historical loss experience. We estimate the impact of certain catastrophic events using catastrophe modeling software and contract information to evaluate our exposure to losses from individual contracts and in the aggregate.
      For catastrophe coverages exposed to natural perils, we measure our exposure to aggregate catastrophe claims using a catastrophe computer model that analyzes the effect of wind speed and earthquakes on the exposed property values within our portfolio. We seek to limit the amount of capital that we expect to lose from a severe catastrophic event; however there can be no assurance that we will successfully limit actual losses from such a catastrophe event. We also monitor our exposures to non-natural peril catastrophe exposed accumulating risks, including surety, umbrella liability, directors and officers liability, trade credit and terrorism reinsurance.
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
      In connection with the review of any program proposal, we consider the quality of the ceding company, including the experience and reputation of its management, its capital and its risk management strategy. In addition, we seek to obtain information on the nature of the perils to be included and, in the case of natural peril catastrophe exposures, aggregate information as to the location or locations of the risks covered under the reinsurance contract. We request information on the ceding company’s loss history for the perils proposed to be reinsured, together with relevant underwriting considerations, which would impact our exposures. If the program meets all these initial underwriting criteria, we then evaluate the proposal’s risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital.
      We use sophisticated modeling techniques to measure and estimate loss exposure under both simulated and actual loss scenarios and in comparing exposure portfolios to both single and multiple events. We take an active role in the evaluation of commercial catastrophe exposure models, which form the basis for our own proprietary pricing models. These computer-based loss modeling systems primarily utilize direct exposure information obtained from our clients and data compiled by A.M. Best Company, Inc. (“A. M. Best”), to assess each client’s potential for catastrophe losses. We believe that modeling is an important part of the underwriting process for catastrophe exposure pricing. We expect commercial catastrophe models will be modified following the 2005 catastrophes by recalibrating loss assumptions with higher frequency and severity. Ceding companies may also use one or more of the various modeling consulting firms in their exposure management analysis. We also have access to the historical loss experience of St. Paul Re to assist us in pricing individual treaties and overall lines of business.
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
      We maintain a database of our exposures in each geographic zone and estimate our probable maximum loss for each zone and for each peril (e.g., earthquakes and hurricanes) to which that zone is subject based on catastrophe models and underwriting assessments. We also use catastrophe modeling to review exposures from events that cross country borders such as wind events that may affect the Caribbean and Florida or the United Kingdom and continental Europe. The largest exposures are in the United States for hurricane and earthquake, in Europe for flood and wind, and in Japan for earthquake and typhoons.
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
      We may purchase other retrocessional coverage on a selective basis. Our decisions with respect to purchasing retrocessional coverage take into account both the potential coverage and market conditions such as pricing, terms, conditions and availability of such coverage, with the aim of securing cost-effective protection. We expect that the type and level of retrocessional coverage will vary over time, reflecting our view of the changing dynamics of both the underlying exposure and the reinsurance markets. There can be no assurance that retrocessional coverage will be available on terms we find acceptable.
      We consider the financial strength of retrocessionaires when determining whether to purchase retrocessional coverage from them. Retrocessional coverage is generally derived from companies rated “A-” or better by A. M. Best unless the retrocessionaire’s obligations are fully collateralized. The financial performance and rating status of all material retrocessionaires is routinely monitored. Retrocessional agreements do not relieve us from our obligations to the insurers and reinsurers from whom we assume business. Consequently, the failure of retrocessionaires to honor their obligations would result in losses to us.
      Platinum US and Platinum UK obtained from third party retrocessionaires $51 million of excess of loss retrocession limit with respect to its property business, $13.75 million of excess-of-loss retrocession limit with respect to marine business and $10 million of aggregate excess-of-loss retrocession limit with respect to crop business.
      For the year ended December 31, 2005, Platinum Bermuda reinsured in the aggregate approximately 70% of the reinsurance business of Platinum US and 55% of the reinsurance business of Platinum UK. Platinum Bermuda established and funded trusts to collateralize its retrocessional obligations to Platinum US and Platinum UK. Platinum US also reinsured Platinum UK for $50 million per occurrence on an excess-of-loss basis in excess of $60 million with respect to international property business. Effective April 1, 2005 Platinum UK and Platinum Bermuda entered into an excess of loss reinsurance agreement covering substantially all business assumed by Platinum Bermuda under which Platinum UK provides $55,000,000 of coverage in excess of $145,000,000 for each loss occurrence with a maximum limit of $110 million.
      Pursuant to the Services and Capacity Reservation Agreement with RenaissanceRe described above, at our request RenaissanceRe will provide us with quotations for non-marine property catastrophe retrocessional coverage with aggregate limits up to $100 million annually, either on an excess-of-loss or proportional basis. These quotations, which are in RenaissanceRe’s sole discretion, reflect, among other things, an analysis of exposure, limit, retention, exclusions and other treaty terms. The annual fee that we pay to RenaissanceRe for this coverage commitment and the consulting services is the greater of: (i) $4 million, or (ii) 3.5% of our aggregate gross written non-marine non-finite property catastrophe premium (including reinstatements), adjusted annually 30 days after each anniversary. The fees under this agreement were $6,538,000, $6,395,000 and $5,350,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Claims Administration
      Our claims personnel administer claims arising from our reinsurance contracts. The responsibilities of our claims personnel include validating and monitoring claims, posting case reserves and approving payment of claims. Authority for establishing reserves and payment of claims is based upon the level and experience of claims personnel.
      In addition to managing reported claims and conferring with ceding companies on claims matters, our claims personnel conduct periodic audits of specific claims and the overall claims procedures of our ceding companies at their offices. We rely on our ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to help establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. Moreover, prior to accepting certain risks, our underwriters will often request that our claims personnel conduct pre-underwriting claims audits of prospective ceding companies. Through these audits, we attempt to evaluate the ceding company’s claims-handling practices, including the organization of their claims department, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines. Following these audits, our claims personnel provide feedback to the ceding company, including an assessment of the claims operation and, if appropriate, recommendations regarding procedures, processing and personnel.
      In November 2002, St. Paul’s subsidiaries transferred to us the liabilities, related assets and rights and risks under substantially all of the reinsurance contracts entered into by St. Paul’s subsidiaries on or after January 1, 2002 (except for certain liabilities relating to the flooding in Europe in August 2002 and reinsurance underwritten in London covering exposures arising from financial institutions). Under those quota share retrocession agreements, claims are managed by St. Paul Re’s claims department, subject to our supervision and oversight. We reimburse St. Paul for its costs of managing these claims. We may, at our discretion and expense, take over administration of any specific claims.

Unpaid Losses and Loss Adjustment Expenses
      Under applicable insurance laws and regulations and accounting principles generally accepted in the United States of America (“U.S. GAAP”), we establish liabilities for payment of losses and loss adjustment expenses (“LAE”) that will arise from our reinsurance contracts. These liabilities are balance sheet estimates of future amounts required to pay losses and LAE for reinsured claims for which we are liable and that have occurred on or before the balance sheet date. Unpaid losses and LAE fall into two categories: estimates of liabilities for losses and LAE incurred but not reported (“IBNR”) and case basis estimates for reported losses and LAE. Estimates of IBNR are balance sheet liabilities established to provide for losses for claims arising from occurrences or events that have given rise to a loss before any claims are reported. Significant periods of time can elapse between the occurrence of a reinsured claim and its reporting by the insured to the primary insurer and from the primary insurer to the reinsurer. Under U.S. GAAP, we do not establish liabilities until the occurrence of an event that may give rise to a loss.
      Upon receipt of a notice of claim from a ceding company, we establish an estimate of the case basis liability for our portion of the ultimate settlement. Case basis liabilities are usually based upon the liability estimate and other information reported by the ceding company and may be increased or reduced as deemed necessary by our claims personnel. We establish liabilities for losses and LAE based on past experience (including the historical loss experience of St. Paul Re, current developments and likely trends). Because estimation of unpaid losses and LAE is an inherently uncertain process, we believe that quantitative techniques are enhanced by professional and managerial judgment. The establishment of liabilities for losses and LAE, and any adjustments to these estimates, are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made.
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
      The uncertainty inherent in loss estimation is particularly pronounced for casualty coverages, such as umbrella, general and product liability, professional liability and automobile liability, where information, such as required medical treatment and costs for bodily injury claims, emerges over time. In the overall reserve setting process, provisions for economic inflation and changes in the social and legal environment are considered. The uncertainty inherent in the reserving process for primary insurers is even greater for the reinsurer. This is because of, but not limited to, the time lag inherent in reporting information from the primary insurer to the reinsurer and differing reserving practices among ceding companies.

      Development of liability for unpaid losses and LAE for the years ended December 31, 2005, 2004 and 2003 is summarized as follows ($ in thousands):

	2005	2004	2003

Net unpaid losses and LAE as of the beginning of the year	$1,379,227	$731,918	$281,659

Net incurred related to:
Current year	1,577,944	1,101,820	648,137
Prior years	(72,519)	(82,016)	(63,966)

Total net incurred losses and LAE	1,505,425	1,019,804	584,171

Net paid losses and LAE:
Current year	210,306	174,870	102,669
Prior years	390,598	205,889	41,709

Total net paid losses and LAE	600,904	380,759	144,378
Effects of foreign currency exchange rate changes	(15,093)	8,264	10,466

Net unpaid losses and LAE as of the end of the year	2,268,655	1,379,227	731,918
Reinsurance recoverable	55,335	1,728	5,016

Gross unpaid losses and LAE at end of the year	$2,323,990	$1,380,955	$736,934

      The net favorable loss development in 2005 related to prior years was $72,519,000. This includes approximately $97,315,000 of net favorable loss development primarily from property and certain other lines of business with relatively short patterns of reported losses. This is partially offset by approximately $24,796,000 of increases in incurred losses and LAE associated with increases in estimates of premiums and changes in the patterns of their earnings in 2005 and related to prior accident years. The net effect of changes in premium estimates, after considering corresponding changes in related expenses, did not have a significant net effect on the current year’s results of operations.
      The favorable development in 2004 related to prior years of $82,016,000 includes approximately $57,151,000 of net favorable loss development on property and certain other lines of business with relatively short patterns of reported losses, including approximately $7,700,000 attributable to prior years’ catastrophe losses. In addition, the favorable development in 2004 includes approximately $24,865,000 of reductions in incurred losses and LAE associated with reductions in estimates of premiums and changes in the patterns of their earnings in 2004 and related to prior accident years. Such changes did not have a significant net effect on the results of operations in 2004.
      The favorable development in 2003 related to the prior year of $63,966,000 includes approximately $50,866,000 of net favorable loss development on property and certain other lines of business with relatively short patterns of reported losses. The favorable development also includes approximately $13,100,000 of reductions in incurred losses and LAE associated with the reduction in 2003 of casualty premiums originally estimated and earned in 2002. Such changes did not have a significant net effect on the results of operations in 2003.
      The lines experiencing favorable loss development are primarily property coverages in both the Property and Marine and Finite Risk segments as well as certain casualty classes with short loss development periods. During 2005, 2004 and 2003, actual reported losses were significantly less than expected for these short-tailed property and casualty lines resulting in reductions in estimated ultimate losses.

      The following table shows the development of liability for net unpaid losses and LAE for the years ended December 31, 2005, 2004 and 2003. The re-estimated liabilities reflect additional information regarding claims incurred prior to the end of the preceding year. A redundancy or deficiency will result from changes in estimates of liabilities recorded at the end of the prior year. The cumulative redundancy reflects the cumulative differences between the original estimate and the currently re-estimated liability. Annual changes in the estimates are reflected in the statement of operations for each year as the liabilities are revalued. Unpaid losses and LAE denominated in foreign currencies are restated at the foreign exchange rates in effect at December 31, 2005 and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy. Each amount in the tables includes the effects of all changes in amounts for the prior year. The table does not present accident year or underwriting year development data nor does it include any corresponding adjustments that may accompany loss redundancies or deficiencies such as premium or commission adjustments. Conditions and trends that have affected the development of liabilities in the past may not necessarily exist in the future. Therefore, it would not be appropriate to extrapolate future deficiencies or redundancies based on the following table ($ in thousands):

	2002	2003	2004	2005

Net unpaid losses and LAE at end of year	$281,659	$731,918	$1,379,227	$2,268,655
Net unpaid losses and LAE re-estimated as of:
One year later	224,693	649,902	1,306,708
Two years later	194,422	604,891
Three years later	176,884
Net cumulative redundancy	104,775	127,027	72,519
Adjustment for foreign currency exchange	9,454	1,638	(15,092)

Cumulative redundancy excluding foreign currency exchange	114,229	128,665	57,427

Net cumulative paid losses and LAE paid as of:
One year later	41,709	205,889	388,700
Two years later	62,604	265,376
Three years later	73,908
Gross liability-end of year	281,659	736,934	1,380,955	2,323,990
Reinsurance recoverable	—	5,016	1,728	(55,335)

Net liability-end of year	281,659	731,918	1,379,227	$2,268,655

Gross liability- re-estimated	176,884	609,907	1,308,436
Gross cumulative redundancy	$104,775	$127,027	$72,519
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

Investment Management Agreements
      On May 12, 2005, we entered into investment management agreements with Hyperion Capital Management, Inc. (“Hyperion”), pursuant to which Hyperion agreed to serve as investment manager for certain assets of the Company. In addition, on May 12, 2005, we entered into investment management agreements with BlackRock Financial Management, Inc. (“BlackRock”, and together with Hyperion, the

“Investment Advisors”), pursuant to which BlackRock agreed to serve as investment manager for certain assets of the Company. Investment management agreements that we had with Alliance Capital Management, L.P. pursuant to which we paid a fee based on the amount of assets managed were terminated effective as of June 8, 2005.

General Guidelines
      We have developed investment guidelines for the management of our investment portfolio by the Investment Advisors. Although these guidelines stress diversification of risk, preservation of capital and market liquidity, investments are subject to market risks and fluctuations, as well as risks inherent in particular securities. Interest rates and levels of inflation also affect investment returns. The primary objective of the portfolio, set forth in the guidelines, is to maximize investment returns consistent with appropriate safety, diversification, tax and regulatory considerations and to provide sufficient liquidity to enable us to meet our obligations on a timely basis.
      Our investment strategy takes into consideration the risks inherent in our business. For this reason, our investment policy is conservative with a strong emphasis on diversified, high quality, predominantly publicly traded fixed maturity securities. Consistent with this policy, the target duration of our portfolio considers the estimated duration of our reinsurance liabilities and other contractual liabilities.
      Within our fixed maturity portfolio we invest only in investment grade securities. We currently do not intend to invest in real estate, common equity securities or other classes of alternative investments, although from time to time we make equity investments of a strategic nature. Our investment guidelines contain restrictions on the portion of the portfolio that may be invested in the securities of any single issue or issuer, with the exception of governments or government agencies with prescribed minimum ratings. Our Investment Advisors may be instructed to invest some of the investment portfolio in currencies other than U.S. dollars based upon our underwriting exposures, including premiums and unpaid losses and LAE denominated in foreign currencies or regulatory requirements. Our investment guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used only as part of a defensive hedging strategy.
      From time to time, we expect to reevaluate our investment guidelines to reflect any changes in our assumptions about liability duration, market conditions, prevailing interest rates and other factors discussed above. Any change in our guidelines will be subject to the ongoing oversight and approval of the board of directors.

Classification
      We classify our investments as available-for-sale, trading or other invested asset. Our available-for-sale and trading portfolios are primarily composed of diversified, high quality, predominantly publicly traded fixed maturity securities. Other invested asset currently represents an equity investment in Inter-Ocean Holdings Ltd., a non-public reinsurance company.

Valuation
      Our investments are carried at their estimated fair value. For our available-for-sale securities, the difference between amortized cost and the fair value, net of any deferred tax, (commonly referred to as net unrealized gain or loss) is charged or credited directly to our shareholders’ equity. For our trading securities, the difference is charged or credited to earnings. We calculate the fair value based on quoted market prices, as reported by reputable market data providers. If quoted market prices are not available, fair values are estimated either based on values obtained from independent pricing services or based on cash flow estimates. Realized gains and losses on disposal of our investments are determined based upon specific identification of the cost of investments sold and are recorded in our statement of operations. We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other-than-temporary impairments.” The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors, including the duration and magnitude of an unrealized loss, specific credit events, the overall financial condition of the issuer, and the Company’s intent to hold a security for a sufficient period of time for the value to recover the unrealized loss. The Company believes it has the ability to hold any specific security to its stated maturity. This is based on current and anticipated future positive cash flow from operations that is expected to generate sufficient liquidity in order to meet our obligations. However, there is no assurance that investments will not be sold at a loss. If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security and record a realized loss in our statement of operations.
      During 2005 as a result of a routine evaluation of investments, the Company wrote down the carrying value of the investment in Inter-Ocean Holdings, Ltd. to its estimated net realizable value and recorded a realized loss of $1,769,000. The Company had no ceded or assumed reinsurance business with Inter-Ocean Holdings, Ltd.
      Cash equivalents and short-term investments are carried at cost, which approximates fair value.
      The following table shows, in the aggregate, the fair value of our portfolio of invested assets (except for other invested asset) at December 31, 2005 ($ in thousands):

U.S. Government and U.S. Government agencies	$139,584
Corporate bonds	1,101,618
Mortgage and asset-backed securities	1,141,932
Municipal bonds	212,361
Foreign governments, states and foreign corporate	330,656

Total bonds	2,926,151
Redeemable preferred stocks	61,552

Total fixed maturity securities	$2,987,703
Preferred stocks	8,186
Short-term investments	8,793

Total	$3,004,682

Quality
      Our current investment guidelines call for our invested asset portfolio to have at least an average rating of A2 as measured by Moody’s Investors Service (“Moody’s”). At December 31, 2005, our fixed maturity portfolio had a dollar weighted average rating of Aa2. The average book yield of our portfolio for the year ended December 31, 2005 was 4.4%.
      The following table summarizes the composition of the fair value of our fixed maturity and preferred stock portfolio at December 31, 2005 by rating as assigned by Moody’s:

	Fair Value	% of Total

Aaa	$1,600,733	53.4%
Aa-Aa3	521,148	17.4%
A-A3	757,452	25.3%
Baa	116,556	3.9%

Total	$2,995,889	100.0%

Duration and maturity
      At December 31, 2005, our fixed maturity portfolio had a weighted average duration of 3.5 years.
      The following table summarizes the fair value of our available-for-sale fixed maturity portfolio by contractual maturities at December 31, 2005; actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations ($ in thousands):

	Amortized
	Cost	Fair Value

Due in one year or less	$105,221	$104,497
Due from one to five years	1,196,981	1,178,204
Due from five to ten years	256,821	251,066
Due in ten or more years	217,879	213,223
Mortgage and asset backed securities	1,159,250	1,141,932

Total	$2,936,152	$2,888,922

Competition
      The property and casualty reinsurance industry is highly competitive. We compete with reinsurers worldwide, some of which have greater financial, marketing and management resources than ours. Some of our competitors are large financial institutions that have reinsurance segments, while others are specialty reinsurance companies. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization. Our principal competitors vary by type of business. Bermuda-based reinsurers are significant competitors on property catastrophe business. Lloyd’s of London syndicates are significant competitors on marine business. On international business, the large European reinsurers are significant competitors. Large U.S. direct reinsurers, as well as lead U.S.-based broker market reinsurers, are significant competitors on U.S. casualty business. On an overall basis, we expect that our most significant competitors include ACE Limited, Arch Capital Group Ltd., Axis Capital Holdings, Endurance Specialty Holdings, Everest Re Group, General Re Corporation, IPC Holdings Ltd., Lloyd’s of London, Montpelier Re Holdings Ltd., Munich Re Group, Odyssey Re Holdings Corp., Partner Re Limited, RenaissanceRe, Swiss Reinsurance Company, Transatlantic Holdings, White Mountains Insurance Group, Ltd. and XL Capital Limited.
      Both insurers and reinsurers experienced record losses in 2005 from three significant named hurricanes, Katrina, Rita and Wilma (the “2005 Hurricanes”). These record catastrophe losses placed a significant strain on the capital of a number of companies. Rating agencies have increased capital requirement measures. As a result, a number of our competitors were downgraded. Following these events, some insurers and reinsurers raised capital through equity and debt offerings. The competitive landscape is still evolving and the depth and breadth of market changes in reaction to the size of the hurricane losses is uncertain. Several new Bermuda based reinsurers have been formed. The full effect of this activity on the reinsurance market and on the terms and conditions of the reinsurance contracts of the types we expect to underwrite may not be known for some time. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims handling experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be underwritten.
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

Ratings and Collateral
      A. M. Best is generally considered to be a significant rating agency for the evaluation of insurance and reinsurance companies. A. M. Best’s ratings are based on a quantitative evaluation of performance with respect to profitability, capital adequacy and liquidity and a qualitative evaluation of risk management, competitive position, investments, unpaid losses and company management.
      A. M. Best has assigned a financial strength rating of “A” (Excellent) with a stable outlook to our operating subsidiaries. This rating is the third highest of sixteen rating levels. According to A.M. Best, a rating of “A” indicates A. M. Best’s opinion that a company has an excellent ability to meet its ongoing obligations to policyholders. This rating is subject to periodic review by A. M. Best and may be revised downward or revoked at the sole discretion of A. M. Best. A. M. Best may increase its scrutiny of rated companies, revise their rating standards or take other action. If A.M. Best revises the rating standard associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.
      Financial strength ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, a ceding company’s own rating may be adversely affected by a downgrade in the rating of its reinsurer. Therefore, a downgrade of our financial strength rating may dissuade a ceding company from reinsuring with us and may influence a ceding company to reinsure with a competitor of ours that has a higher rating.
      Furthermore, it is increasingly common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract or require us to provide collateral if our financial strength rating were downgraded below a certain rating level. Whether a client would exercise this cancellation right would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict the extent to which this cancellation right would be exercised, if at all, or what effect any such cancellations would have on our financial condition or future operations, but such effect potentially could be material.
      We may from time to time secure our obligations under our various reinsurance contracts using trusts and letters of credit. We have entered into agreements with several ceding companies that require us to provide collateral for our obligations under certain reinsurance contracts with these ceding companies under various circumstances, including where our obligations to these ceding companies exceed negotiated thresholds. These thresholds may vary depending on our rating from A. M. Best or other rating agencies and a downgrade of our ratings or a failure to achieve a certain rating may increase the amount of collateral we are required to provide. We may provide the collateral by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract. The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of IBNR made by the ceding company. Since we may be required to provide collateral based on the ceding company’s estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.
      In addition to our financial strength rating, A. M. Best has assigned issuer credit ratings of “bbb” to the debt obligations of Platinum Holdings and Platinum Finance. A. M. Best has also assigned indicative ratings to our unallocated universal shelf registration statement of “bbb” for senior unsecured debt, “bbb-” on subordinated debt and “bb+” on preferred stock.
      Standard & Poor’s Ratings Services, a Division of the McGraw-Hill Companies, Inc (“Standard & Poor’s”), has assigned issuer credit ratings of “BBB” to the debt obligations of Platinum Holdings and Platinum Finance. They have also assigned indicative ratings to our unallocated universal shelf registration statement of “BBB” for senior unsecured debt, “BBB-” on subordinated debt and “BB+” on preferred stock.

Employees
      At December 31, 2005, we employed 163 people. None of our employees are subject to collective bargaining agreements. We are not aware of any efforts to implement such agreements at any of our subsidiaries.
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

Bermuda Regulation
      Platinum Holdings and Platinum Bermuda are incorporated in Bermuda. As a holding company, Platinum Holdings is not subject to Bermuda insurance regulations.
      The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), which regulates the insurance business of Platinum Bermuda, provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “Authority”), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business.
      An insurer’s registration may be canceled by the Authority on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the Authority, the insurer has not been carrying on business in accordance with sound insurance principles. The Insurance Act also imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants to the Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
      The Insurance Act distinguishes between long-term business and general business. Long-term business consists of life, annuity, accident and disability contracts in effect for not less than five years and certain other types of contracts. General business is any insurance business that is not long-term business. Bermuda introduced a multi-license system of regulation in 1995 that categorized non-life insurance company operations into four classes depending upon the nature of the risks underwritten and relationship of such risks to the owners of the insurer or reinsurer. A company can be registered as a Class 4 insurer when it intends to write non-affiliated business and when: (a) it has at the time of its application for registration, or will have before it carries on insurance business, a total statutory capital and surplus of not less than $100,000,000; and (b) it intends to carry on insurance business including excess liability business or property catastrophe reinsurance business. Platinum Bermuda is registered as both a Class 4 and long-term insurer and is regulated as such under the Insurance Act.
      Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Platinum Bermuda is at our principal executive offices in Bermuda, and Platinum Bermuda’s principal representative is Allan C. Decleir, the Chief Financial Officer of Platinum Bermuda. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing is given to the Authority of the intention to do so. It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to immediately notify the Authority and to make a report in writing to the Authority within 14 days setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or liquidity or other ratio.
      Independent Approved Auditor. Every registered insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Platinum Bermuda, are required to be filed annually with the Authority. The independent auditor of Platinum Bermuda must be approved by the Authority and may be the same person or firm that audits Platinum Bermuda’s financial statements and reports for presentation to its shareholders. No person having an interest in Platinum Bermuda otherwise than as an insured, and no officer, servant or agent of Platinum Bermuda, shall be eligible for appointment as an approved auditor for Platinum Bermuda; and any person appointed as an approved auditor to Platinum Bermuda who subsequently acquires such interest or becomes an officer, servant or agent of that insurer shall cease to be an approved auditor. Platinum Bermuda’s independent auditor is KPMG Bermuda.
      Loss Reserve Specialist. As a registered Class 4 insurer, Platinum Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and LAE provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the Authority. Platinum Bermuda’s loss reserve specialist is Neal J. Schmidt, our Chief Actuary. Mr. Schmidt is a Fellow of the Casualty Actuarial Society and a Member of the American Academy of Actuaries.
      Approved Actuary. Platinum Bermuda, as a registered long-term insurer, is required to submit an annual actuary’s certificate when filing its statutory financial return. The actuary’s certificate shall state whether or not (in the opinion of the insurer’s approved actuary) the aggregate amount of the liabilities of the insurer in relation to long-term business as at the end of the relevant year, exceeds the aggregate amount of those liabilities as shown in the insurer’s statutory balance sheet. The actuary must be approved by the Authority and will normally be a qualified life actuary. Platinum Bermuda’s approved actuary is William Hines. Mr. Hines is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.
      Statutory Financial Statements. Platinum Bermuda, as a general business insurer, will be required to submit its annual statutory financial statements as part of its annual statutory financial return. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Bermuda Companies Act 1981 (the “Companies Act”), which financial statements will be prepared in accordance with U.S. GAAP.
      Annual Statutory Financial Return. Platinum Bermuda is required to file with the Authority a statutory financial return no later than four months after its financial year-end (unless specifically extended). The statutory financial return for an insurer registered as a Class 4 general business and long-term insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of such insurer, a general business solvency certificate, a long-term business solvency certificate, the statutory financial statements themselves, the opinion of the loss reserve specialist, an actuary’s certificate and a schedule of reinsurance ceded. The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify.
      Minimum Solvency Margin and Restrictions on Dividends and Distributions. Under the Insurance Act, the value of its long-term business assets must exceed the amount of its long-term liabilities by at least $250,000. The Insurance Act also provides that the general business assets of a Class 4 insurer, such as Platinum Bermuda, must exceed the amount of an insurer’s general business liabilities by an amount greater than the prescribed minimum solvency margin. Platinum Bermuda:

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

(3) is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the Authority (at least seven days before payment of such dividends) an affidavit stating that it will continue to meet the required margins;

(4) is prohibited, without the approval of the Authority, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for such approval must include an affidavit stating that it will continue to meet the required margins; and

(5) is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the Authority a written report containing certain information.
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

      Long-term Business Fund. An insurer carrying on long-term business is required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business. All receipts of its long-term business form part of its long-term business fund. No payment may be made directly or indirectly from an insurer’s long-term business fund for any purpose other than a purpose related to the insurer’s long-term business, unless such payment can be made out of any surplus (certified by the insurer’s approved actuary) to be available for distribution otherwise than to policyholders. Platinum Bermuda may not declare or pay a dividend to any person other than a policyholder unless the value of the assets in its long-term business fund (as certified by its approved actuary) exceeds the liabilities of the insurer’s long-term business (as certified by the insurer’s approved actuary) by the amount of the dividend and at least the $250,000 minimum solvency margin prescribed by the Insurance Act, and the amount of any such dividend may not exceed the aggregate of that excess (excluding the said $250,000) and any other funds properly available for payment of dividends, such as funds arising out of business of the insurer other than long-term business.
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
      Supervision and Intervention. If it appears to the Authority that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Authority may, among other things, direct the insurer (i) not to take on any new insurance business, (ii) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (iii) not to make certain investments, (iv) to realize certain investments, (v) to maintain in, or transfer to the custody of, a specified bank, certain assets, (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments, and/or (vii) to limit its premium income.
      Although Platinum Bermuda is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the Authority. Pursuant to its non-resident status, Platinum Bermuda may hold any currency other than Bermuda dollars and convert that currency into any other currency (other than Bermuda dollars) without restriction. Platinum Bermuda is permitted to hold Bermuda dollars to the extent necessary to pay its expenses in Bermuda.
      As “exempted” companies, Platinum Holdings and Platinum Bermuda may not, without the express authorization of the Bermuda legislature or under a license granted by the Minister of Finance, participate in certain business transactions. Platinum Bermuda is a licensed reinsurer in Bermuda and so may carry on activities in Bermuda that are related to and in support of its reinsurance business.
      The Bermuda government actively encourages foreign investment in “exempted” entities like Platinum Holdings that are based in Bermuda, but do not operate in competition with local businesses. As well as having no restrictions on the degree of foreign ownership, Platinum Holdings and Platinum Bermuda are not currently subject to taxes on income or dividends or to any foreign exchange controls in Bermuda. In addition, currently there is no capital gains tax in Bermuda.
      Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate governmental authority. None of our executive officers is a Bermudian, and all such officers will be working in Bermuda under work permits. The Bermuda government announced a policy that places a six-year term limit on individuals with work permits, subject to certain exceptions for key employees.

U.S. Regulation
      Platinum US is organized and domiciled in the State of Maryland, is licensed in Maryland as a property and casualty insurer, and is licensed, authorized or accredited to write reinsurance in all 50 states of the United States and the District of Columbia. Although Platinum US is regulated by state insurance departments and applicable state insurance laws in each state where it is licensed, authorized or accredited, the principal insurance regulatory authority of Platinum US is the Maryland Insurance Administration.
      U.S. Insurance Holding Company Regulation of Platinum Holdings, Platinum Regency and Platinum Finance. Platinum Holdings and Platinum Regency as the indirect parent companies of Platinum US, and Platinum Finance as the direct parent company of Platinum US, are subject to the insurance holding company laws of Maryland, where Platinum US is organized and domiciled. These laws generally require an authorized insurer that is a member of a holding company system to register with the insurance department of the State of Maryland and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions between Platinum US and another company in the holding company system, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the Maryland Insurance Commissioner (the “Commissioner”).
      The insurance laws of Maryland prohibit any person from acquiring control of Platinum Holdings, Platinum Regency, Platinum Finance or Platinum US unless that person has filed a notification with specified information with the Commissioner and has obtained the Commissioner’s prior approval. Under the Maryland statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person or entity who acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities, or to other actions that may be taken by the Commissioner. In addition, many U.S. state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist, such as undue market concentration. In addition, any transactions that would constitute a change in control of Platinum Holdings, Platinum Regency or Platinum Finance may require prior notification in those states that have adopted pre-acquisition notification laws.
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
      State insurance authorities have broad administrative powers with respect to various aspects of the reinsurance business, including licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, and regulating investments and dividends. State insurance laws and regulations require Platinum US to file financial statements with insurance departments in each state where it is licensed, authorized or accredited to do business, and the operations of Platinum US are subject to examination by those departments at any time. Platinum US prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments. State insurance departments conduct periodic examinations of the books and records and financial reporting of insurance companies domiciled in their states and of policy filing and market conduct of insurance companies doing business in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”).
      The Maryland Insurance Administration is conducting an examination of the statutory basis financial statements of Platinum US as of December 31, 2003. While the examination report has not been issued, management does not expect any material adjustments to the statutory basis income or equity of Platinum US.
      Under Maryland insurance law, Platinum US must give ten days’ prior notice to the Commissioner of its intention to pay any dividend or make any distribution other than an extraordinary dividend or extraordinary distribution. The Commissioner has the right to prevent payment of such a dividend or such a distribution if the Commissioner determines, in the Commissioner’s discretion, that after the payment thereof, the policyholders’ surplus of Platinum US would be inadequate or could cause Platinum US to be in a hazardous financial condition.
      Platinum US must give at least 30 days prior notice to the Commissioner before paying an extraordinary dividend or making an extraordinary distribution out of earned surplus. Extraordinary dividends and extraordinary distributions are dividends or distributions which, together with any other dividends and distributions paid during the immediately preceding twelve-month period, would exceed the lesser of:

(1) 10% of statutory policyholders’ surplus (as determined under statutory accounting principles) as of December 31 of the prior year; or

(2) net investment income excluding realized capital gains (as determined under statutory accounting principles) for the twelve-month period ending on December 31 of the prior year and pro rata distribution of any class of securities of Platinum US, plus any amounts of net investment income (excluding realized capital gains) in the three calendar years prior to the preceding year which have not been distributed.
      In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital (“RBC”) requirements for life, health, and property and casualty insurance companies. Maryland has adopted the NAIC’s model law. The RBC calculation, which regulators use to assess the sufficiency of an insurer’s capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. Insurers that have less statutory capital than the RBC calculation requires are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC ratios of Platinum US are above the ranges that would require any regulatory or corrective action.
      The NAIC assists state insurance departments in achieving insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. The NAIC has instituted its Financial Regulatory Accreditation Standards Program (“FRASP”) in response to federal initiatives to regulate the business of insurance. FRASP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRASP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate insurance department personnel for enforcement thereof in order to become an “accredited” state. The NAIC determines whether individual states should be accredited, and each state’s accreditation is determined periodically by the NAIC. The State of Maryland is currently accredited under FRASP.
      Platinum Holdings has entered into a guarantee pursuant to which it has agreed to guarantee the payment obligations of Platinum US under reinsurance contracts written by Platinum US on or after December 31, 2003 to the extent such payment obligations are not disputed or contested by Platinum US. In addition, Platinum Holdings has entered into a capital support agreement with Platinum US pursuant to which Platinum Holdings may be required from time to time to contribute capital to Platinum US in such amounts as shall be necessary to ensure that Platinum US will have adequate capital and surplus.
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

U.K. Regulation
      The framework for supervision of insurance companies in the U.K. is largely formed by European Union Directives (“Directives”), which are required to be implemented in member states through national legislation. Directives aim to harmonize insurance regulation and supervision throughout the European Union by establishing minimum standards in key areas, and requiring member states to give mutual recognition to each other’s standards of prudential supervision.
      On December 1, 2001, the Financial Services Authority (the “FSA”) assumed its full powers and responsibilities under the Financial Services and Markets Act 2000 (“FSMA”). The FSA is now the single statutory regulator responsible for regulating deposit-taking, insurance, investment and most other financial services business. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA or falls under an exemption.
      Insurance business (which includes reinsurance business) is authorized and supervised by the FSA. On December 4, 2002, Platinum UK received approval from the FSA to write the business formerly conducted by St. Paul Re in the U.K.
      Supervision. In its role as supervisor of insurance companies, the primary objective of the FSA is to fulfill its responsibilities under the FSMA regime relating to the safety and soundness of insurance companies with the aim of strengthening, but not guaranteeing, the protection of insureds. The FSA has adopted a risk-based approach to the supervision of insurance companies. Under this approach, the FSA performs a formal risk assessment of every insurance company or group carrying on business in the U.K. during each supervisory period, which varies in length according to the risk profile of the insurer. After each risk assessment, the FSA will inform the insurer of its views on the insurer’s risk profile. This report includes details of any remedial action that the FSA requires and the likely consequences if this action is not taken.
      Solvency Requirements. Insurance companies are required to maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the FSA rules, and for these purposes, an insurer’s assets and its liabilities are subject to specific valuation rules. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised.
      Platinum Holdings has entered into a guarantee pursuant to which it has agreed to guarantee the payment obligations of Platinum UK under reinsurance contracts written by Platinum UK on or after December 31, 2003 to the extent such payment obligations are not disputed or contested by Platinum UK. In addition, Platinum Holdings has entered into a capital support agreement with Platinum UK pursuant to which Platinum Holdings may be required from time to time to contribute capital to Platinum UK by way of interest-free, subordinated debt in such amounts as shall be necessary to ensure that Platinum UK will have adequate capital and surplus.

      Restrictions on Dividend Payments. English law prohibits Platinum UK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company’s solvency margin within its jurisdiction and may restrict Platinum UK from declaring a dividend at a level that the FSA determines would adversely affect the solvency requirements of Platinum UK. It is common practice in the U.K. to notify the FSA in advance of any significant dividend payment.
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
      Change of Control. FSMA regulates changes in “control” of any insurance company authorized under FSMA. Any company or individual that (together with the associates thereof) directly or indirectly holds 10% or more of the shares in the parent company of a U.K. authorized insurance company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such a parent company, would be considered to be a “controller” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such parent company by virtue of his shareholding in it. A purchaser of 10% or more of the Common Shares of Platinum Holdings would therefore be considered to have acquired “control” of Platinum UK.
      Under FSMA, any person proposing to acquire “control” over an authorized insurance company must give prior notification to the FSA of his intention to do so. In addition, if an existing controller proposes to increase its control in excess of certain thresholds set out in FSMA, that person must also notify the FSA in advance. The FSA then has three months to consider that person’s application to acquire or increase “control”. In considering whether to approve such application, the FSA must be satisfied both that the person is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of or increase in “control”. Failure to make the relevant prior application would constitute a criminal offense.
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
      Proposed Regulatory Developments in the U.K. and at the European Union Level. The legal and regulatory framework under which financial institutions (including insurance and reinsurance companies) conduct regulated business in the U.K. has been subject to significant reform over the past few years.
      Recent reforms include the replacement of the majority of rules which govern the prudential regulation of insurance companies (including pure reinsurers) with the rules of the Integrated Prudential Sourcebook (“PRU”). These rules came into force on December 31, 2004, substantially replacing the provisions of the FSA’s Interim Prudential Sourcebook for insurers.
      The rules in PRU require the calculation by insurance companies of a Minimum Capital Requirement and maintenance of capital resources equal to this capital requirement. The rules also require Platinum UK to calculate an Enhanced Capital Requirement (“ECR”), and to report this calculation privately to the FSA.

The ECR is intended to provide a risk-responsive, but standardized, method for benchmarking an insurance company’s capital requirements.
      The rules in PRU also establish the FSA’s Individual Capital Adequacy Standards framework for insurance companies, which requires Platinum UK to make an individual assessment of its capital needs (an “ICA”). The FSA takes an insurance company’s ECR and ICA calculations as the starting point for its review of that company’s own capital adequacy assessment. This review is undertaken prior to the FSA giving individual capital guidance (“ICG”) to an insurance company reflecting the FSA’s own view as to the level of capital that would be adequate for that company’s particular business. The FSA considers that a decrease in an insurance company’s capital below the level of its ICG represents a regulatory intervention point. Platinum UK has received its IGC and its capital exceeds its IGC requirement.
      Although the rules in PRU currently only require the calculation and private reporting of the ECR, the FSA had considered implementing the ECR as a ’hard’ prudential test, requiring that insurance companies maintain capital resources at least equal to their ECR. The FSA has not ruled out making the ECR a binding capital requirement at a future date, but it has indicated that any such proposal would be the subject of further consultation at the relevant time. It will therefore be necessary for Platinum UK to monitor developments in this area since a requirement of this kind could result in it being obliged to increase the level of regulatory capital held.
      PRU also contains provisions aimed at ensuring adequate diversification of an insurer’s or reinsurer’s exposures to reinsurers (whether intra- or extra-group). In particular, in each financial year, an insurance company is expected to restrict the gross earned premiums which it pays to a reinsurer or group of closely related reinsurers to the higher of (a) 20% of the company’s projected gross earned premiums for that financial year; or (b) £4 million. Where an insurance company exceeds, or anticipates exceeding, this limit, it will need to notify the FSA and explain how, despite the excess reinsurance concentration, the credit risk is being safely managed.
      PRU requires an insurance company to notify the FSA as soon as it first becomes aware that a reinsurance exposure to a reinsurer or group of closely related reinsurers is reasonably likely to exceed, or has exceeded, 100% of the capital resources of the reinsurer or group. This notification must demonstrate that prudent provision has been made for the reinsurance exposure in excess of the 100% limit (or detail why in the opinion of the company no provision is required) and explain how the reinsurance exposure is being safely managed.
      Significant current regulatory developments at the European Union level include a new Directive creating a single market within the European Union in reinsurance (the “Reinsurance Directive”). The Reinsurance Directive came into force on December 10, 2005 and member states have two years in which to comply with it. The Directive extends to reinsurance companies the requirements for authorization and financial supervision imposed on direct insurance companies, providing that the terms of that authorization will allow a reinsurance company to carry out business throughout the European Union without the need for further authorization in other member states.
      The financial supervision requirements of the Reinsurance Directive establish a minimum guarantee fund of €3 million for reinsurance companies, and include rules on the establishment of technical provisions (the amount that a reinsurance undertaking must set aside in order to enable it to pay its contractual commitments) and on the investment of assets covering those technical provisions. The Reinsurance Directive also contains rules on required solvency margins (imposing on reinsurers the current minimum solvency requirements applicable to direct insurers) and on measures to be adopted by regulators if reinsurance undertakings are in financial difficulty.
      Reinsurance business in the U.K. is already supervised in broadly the same way as direct insurance, but certain aspects of the Reinsurance Directive diverge from the existing European Union regime for insurers and have therefore been identified by the FSA as potentially of material impact in respect of the current U.K. regime for pure reinsurance companies such as Platinum UK. Of particular significance is the fact that, in a number of areas, the FSA’s current regulation of reinsurance companies goes beyond that which it will be required to impose under the Reinsurance Directive’s minimum requirements. In 2005 the FSA announced that it had begun and will continue in 2006, to consult on the issues arising out of the implementation of the Reinsurance Directive in the U.K., with a view to implementing rule changes by the end of 2007. However, the Reinsurance Directive is intended only as an interim measure and the prudential requirements relating to direct insurance business and reinsurance business will be revised as part of the work on the European Union’s “Solvency II” project (see below).
      Also of significance is the implementation by H.M. Treasury in February 2004, by means of Treasury Regulations, of the Winding-up Directive, which, among other things, gives priority in the winding-up of an insurance undertaking to claims under direct insurance over all other claims, including reinsurance. In certain circumstances, this could affect the ability of Platinum UK to collect reinsurance or retrocession premiums or other amounts from entities subject to these regulations.
      In April 2004, the European Union adopted a Directive on Markets in Financial Instruments (“MiFID”). MiFID substantially revises the current Investment Services Directive and is intended to promote a single market for wholesale and retail transactions in financial instruments. Insurers and pure reinsurers are not directly within the scope of MiFID. However, the FSA has indicated that all firms carrying on investment business in the U.K. — including those likely to fall outside MiFID’s scope — will nevertheless be affected to some extent by the wide-ranging MiFID-associated future changes to the FSA’s Handbook of Rules and Guidance, in particular as a result of the substantial re-writing of the FSA’s Conduct of Business rules which the implementation of MiFID will necessitate. The FSA is currently considering (and has indicated it will consult on) the extent to which, in the interests of consistency for customers, business efficiency and fair and effective competition, the investment business of those FSA-authorized firms not directly within MiFID’s scope should be subject to such changes. Significant aspects of MiFID have yet to be agreed at the European level and the deadline for MiFID implementation has recently been revised; the present indication is that member states will have to implement the Directive by November 1, 2007. Accordingly, it will be necessary for Platinum UK to monitor developments in this area.
      In the longer term, the European Commission is continuing with the “Solvency II” project, which is intended to establish a solvency system that is better matched to the risks incurred by insurance undertakings than the framework imposed under current European legislation. The supervisory framework in the Solvency II Directive (which is intended to apply to both direct insurers and reinsurers) will have a three-pillar structure, composed of capital requirements, supervisory review and public disclosure. Although the final form of the Directive is yet to be established, and it is not possible to be certain of its effect on solvency requirements, it is expected that the new solvency rules will be based on two levels of regulatory capital requirements for insurance companies. The first of these is a solvency capital requirement, which is expected to adopt a more risk-based approach along the lines introduced in the U.K. through PRU and which will be aimed at reflecting and quantifying the exposure of the relevant insurance undertaking. The second of these is a minimum capital requirement, the breach of which would act as a trigger for supervisory intervention, and which will be computed in a less refined manner. The indications from the European Commission are, however, that the Directive adoption process will not start before spring 2007, with a view to the Directive’s formal adoption in July 2007.

Ireland Regulation
      Platinum Regency is organized and domiciled in Ireland. As a holding company, Platinum Regency is not subject to Irish insurance regulation. Irish law prohibits Platinum Regency from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.
Available Information
      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our Internet website at www.platinumre.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (“SEC”). We also post on our website the charters of our Audit, Compensation, Governance and Executive Committees, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and Compliance Procedures, and any amendments or waivers thereto, and any other corporate governance materials required to be posted by SEC or New York Stock Exchange (“NYSE”) regulations. These documents are also available in print to any shareholder requesting a copy from our corporate secretary at our principal executive offices. Information contained on the Platinum Holdings website is not part of this report.
      On May 19, 2005, our Chief Executive Officer submitted to the NYSE his Section 303A.12(a) Annual CEO Certification in which he stated that he is not aware of any violations by the Company of the NYSE’s Corporate Governance listing standards.
Item 1A. Risk Factors
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
      Because we underwrite property and casualty reinsurance and have large aggregate exposures to natural and man-made disasters, including terrorism, we expect that our loss experience generally will include infrequent events of great severity. The frequency and severity of catastrophe losses are inherently difficult to predict. Consequently, the occurrence of losses from a severe catastrophe or series of catastrophes could have a material adverse effect on our results of operations and financial condition. In addition, catastrophes are an inherent risk of our business and a severe catastrophe or series of catastrophes could have a material adverse effect on our ability to write new business, and our financial condition and results of operations, possibly to the extent of eliminating our shareholders’ equity and statutory surplus (which is the amount remaining after all liabilities, including liabilities for LAE, are subtracted from all admitted assets, as determined under statutory accounting principles prescribed or permitted by U.S. insurance regulatory authorities). Increases in the values and geographic concentrations of insured property and the effects of inflation have historically resulted in increased severity of industry losses in recent years, and, although we seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, we expect that those factors will increase the severity of catastrophe losses in the future.

Uncertainty related to estimated losses from the 2005 Hurricanes may further impact our financial results.
      The estimated pre-tax impact of the 2005 Hurricanes of approximately $529,970,000 includes gross losses of $654,090,000, recoveries from retrocessional reinsurance of $73,800,000 and reinstatement premiums earned and profit commission reductions of $50,320,000. Losses from these hurricanes contributed 31.3 percentage points to the combined ratio for the year ended December 31, 2005.
      Our losses from the 2005 Hurricanes are estimates based on a review of individual contracts and preliminary indications from clients and brokers. The unique nature of the losses and the potential for legal and regulatory developments to impact the magnitude of the loss is expected to introduce significant uncertainty and delay into the loss adjustment and settlement processes. Consequently, the actual impact on our results arising from the 2005 Hurricanes may differ materially from the current estimates.
      In addition, our estimates with respect to Hurricane Katrina are subject to a high level of uncertainty arising from complex and unique causation and coverage issues associated with the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. For example, the underlying policies often do not cover flood damage; however, water damage associated with wind may be covered. We expect that these issues will not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

      Our actual losses from the 2005 Hurricanes may exceed our estimates as a result of, among other things, the receipt of additional information from clients, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed, which may be affected by class action lawsuits or state regulatory action, and inflation in repair costs due to the limited availability of labor and materials, in which case our financial results could be further materially adversely affected.

If the loss limitation methods and pricing models we employ are not effective, our financial condition or results of operations could be materially adversely affected.
      Our property and casualty reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters. We seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, peril and type of program or contract. Our risk management practices include the use of contract terms, diversification criteria, probability analysis and analysis of comparable historical loss experience. We estimate the impact of certain catastrophic events using catastrophe modeling software and contract information to evaluate our exposure to losses from individual contracts and in the aggregate. For example, the majority of the natural peril catastrophe reinsurance we write relates to exposures within the United States, Europe and Japan. Accordingly, we monitor our exposure to events that affect these regions, such as hurricanes and earthquakes in the United States, flood and wind in Europe and typhoons and earthquakes in Japan.
      We take an active role in the evaluation of commercial catastrophe exposure models, which form the basis for our own proprietary pricing models. These computer-based loss modeling systems utilize direct exposure information obtained from our clients and independent data to assess each client’s potential for catastrophe losses. We believe that modeling is an important part of the underwriting process for catastrophe exposure pricing. However, these models depend on the quality of the information obtained from our clients and the independent data we obtain from third parties and may prove inadequate for determining the pricing for certain catastrophe exposures.
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
      Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may not be enforceable in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum. Underwriting is a matter of judgment, involving assumptions about matters that are inherently difficult to predict and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders’ equity and statutory surplus.

If we are required to increase our liabilities for losses and LAE, our operating results may be adversely affected.
      We are required by applicable insurance laws and regulations and generally accepted accounting principles in the United States (“U.S. GAAP”) to establish liabilities on our consolidated balance sheet for payment of losses and LAE that will arise from our reinsurance products. At any time, these liabilities may prove to be inadequate to cover our actual losses and LAE. To the extent these liabilities may be insufficient to cover actual losses or LAE, we will have to add to these liabilities and incur a charge to our earnings, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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
      Unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future. These additional losses could arise from changes in the legal environment, prior catastrophic events, extraordinary events affecting our clients such as reorganizations and liquidations or changes in general economic conditions.
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
      Under U.S. GAAP, Platinum Bermuda, Platinum US and Platinum UK are not permitted to establish liabilities until an event occurs which may give rise to a loss. Once such an event occurs, liabilities are established based upon estimates of the total losses incurred by the ceding companies and an estimate of the portion of such loss our three operating subsidiaries have reinsured. As a result, only liabilities applicable to losses incurred up to the reporting date may be established, with no allowance for the provision of a contingency reserve to account for unexpected future losses. Losses arising from future events will be estimated and recognized at the time the loss is incurred. Such future losses could be substantial.

A downgrade in the ratings assigned to the Company could adversely affect our ability to write new business.
      A.M. Best has assigned a financial strength rating of “A” (Excellent) to our operating subsidiaries. This rating is the third highest of sixteen rating levels. According to A.M. Best, a rating of “A” indicates A.M. Best’s opinion that a company has an excellent ability to meet its ongoing obligations to policyholders. This rating is subject to periodic review by A.M. Best and may be revised downward or revoked at the sole discretion of A.M. Best. A.M. Best may increase its scrutiny of rated companies, revise their rating standards or take other action. If A.M. Best revises the rating standard associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.
      A.M. Best and Standard & Poor’s are generally considered to be a significant rating agencies with respect to the evaluation of insurance and reinsurance companies. Ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, a ceding company’s own rating may be adversely affected by a downgrade in the rating of its reinsurer. Therefore, a downgrade of our rating may dissuade a ceding company from reinsuring with us and may influence a ceding company to reinsure with a competitor of ours that has a higher insurance rating.
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
      On November 8, 2005, Standard & Poor’s, issued a press release announcing that it had assigned its preliminary “BBB” senior debt, “BBB-” subordinated debt, and “BB+” preferred stock ratings to the Company’s 2005 shelf registration statement after announcing earlier in the year that it had assigned its “BBB” counterparty credit and senior debt ratings to Platinum Holdings. The November 8, 2005 press release stated that these ratings reflect the Company’s strong competitive position in the global reinsurance market, strong capitalization, and moderate financial leverage. Standard & Poor’s noted, however, that the Company’s short tenure as an independent company and the 2005 hurricane losses offset these strengths and marred otherwise strong earnings. Standard & Poor’s ratings are subject to periodic review by Standard & Poor’s and may be revised or revoked in its sole discretion.
      We may from time to time obtain ratings from other rating agencies. However, we are unable to predict the impact of any such ratings at this time.

Increased competition could adversely affect our profitability.
      The property and casualty reinsurance industry is highly competitive. We compete with reinsurers worldwide, many of which have greater financial, marketing and management resources than we do. Some of our competitors are large financial institutions that have reinsurance segments, while others are specialty reinsurance companies. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization.
      Following Hurricanes Katrina, Rita and Wilma, a number of individuals and entities established new Bermuda reinsurers, and many of our competitors raised additional capital. Many of the reinsurers that entered or that intend to enter the reinsurance markets have or could have more capital than we have. In addition, there may be established companies or new companies of which we are not aware that may be planning to commit capital to this market. The full effect of this additional capital on the reinsurance market and on the terms and conditions of the reinsurance contracts of the types we expect to underwrite may not be known for some time. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be underwritten.
      Our success depends to a significant extent upon our ability to retain senior management and to continue to attract talented new personnel. Competition within the reinsurance industry to attract senior management, particularly in Bermuda, has increased following the establishment of a number of new, well-capitalized Bermuda reinsurers in the wake of Hurricanes Katrina, Rita and Wilma. We believe these new entrants will recruit from established reinsurers to hire their new management teams.
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
      Our retrocessions subject us to credit risk because the ceding of risk to retrocessionaires does not relieve a reinsurer of its liability to the ceding companies. Therefore, a retrocessionaire’s insolvency or its inability or unwillingness to make payments under the terms of its reinsurance treaty with us could have a material adverse effect on us.

We are dependent on the business provided to us by reinsurance brokers and we may be exposed to liability for brokers’ failure to make payments to clients for their claims; in addition, there are ongoing industry-wide investigations relating to the conduct of insurance and reinsurance brokers.
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
      In accordance with industry practice, we frequently pay amounts owing in respect of claims under our contracts to reinsurance brokers, for payment over to the ceding companies. In the event that a broker fails to make such a payment, depending on the jurisdiction, we may remain liable to the ceding company for the deficiency. Conversely, in certain jurisdictions, when premiums for such contracts are paid to reinsurance brokers for payment over to us, such premiums will be deemed to have been paid and the ceding company will no longer be liable to us for those amounts whether or not actually received by us. Consequently, we assume a degree of credit risk associated with our brokers during the payment process.
      Beginning in the spring of 2004 and continuing throughout 2005, regulatory authorities in several states commenced industry-wide investigations relating to the conduct of insurance and reinsurance brokers, including investigations into broker compensation practices such as contingent commissions and other business practices that may have created actual or potential conflicts of interest. Various regulatory investigations into companies such as Willis North America, Inc., a subsidiary of Willis Group Holdings Ltd., (“Willis”), Marsh & McLennan Companies (“Marsh”), and Aon Corporation (“Aon”) led to monetary settlements of various sizes with these companies. We were not party to any litigation that arose in connection with any of these investigations, and did not receive any subpoenas or information requests with respect to any litigation.
      We underwrite substantially all of our reinsurance through brokers, including a substantial portion through Willis, Marsh and Aon. We are unable to predict the impact, if any, that these investigations, and any increased regulatory oversight that might result therefrom, may have on our business.

The current investigations into finite risk reinsurance products could have a material adverse effect on our financial condition or results of operations.
      In November and December 2004, the Company received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain finite risk reinsurance products. We have fully cooperated in responding to all such requests. Other reinsurance companies have reported receiving similar subpoenas and requests. We are unable to predict the direction these investigations will take and the impact, if any, they may have on our business.
      On June 14, 2005, the Company received a grand jury subpoena from the United States Attorney for the Southern District of New York requesting documents relating to our finite risk reinsurance products. The

Company has been informed that other companies in the industry have received similar subpoenas. We have fully cooperated in responding to this request.
      In the Finite Risk segment, we expect that the ongoing investigations by the SEC, New York Attorney General and United States Attorney for the Southern District of New York will significantly diminish demand for finite risk products in the short term.

The property and casualty reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable pricing.
      Historically, property and casualty reinsurers have experienced significant fluctuations in operating results. Demand for reinsurance is influenced significantly by underwriting results of primary insurers and prevailing general economic and market conditions, all of which affect ceding companies’ decisions as to the amount or portion of risk that they retain for their own accounts and consequently reinsurance premium rates. The supply of reinsurance is related to prevailing prices, the levels of insured losses and levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry. As a result, the property and casualty reinsurance business historically has been a cyclical industry, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted favorable pricing. We can expect to experience the effects of such cyclicality.
      The cyclical trends in the industry and the industry’s profitability can also be affected significantly by volatile and unpredictable developments, including what management believes to be a trend of courts to grant increasingly larger awards for certain damages, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes and floods), fluctuations in interest rates, changes in the investment environment that affect market prices of and income and returns on investments and inflationary pressures that may tend to affect the size of losses experienced by primary insurers. We cannot predict whether market conditions will improve, remain constant or deteriorate. A return to unfavorable market conditions from the current favorable conditions may affect our ability to write reinsurance at rates that we consider appropriate relative to the risk assumed. If we cannot write property and casualty reinsurance at appropriate rates, our ability to transact reinsurance business would be significantly and adversely affected.

Our invested assets are subject to market volatility and interest rate and currency exchange rate fluctuation.
      The Company’s principal invested assets are fixed maturities, which are subject to the market risk of potential losses from adverse changes in interest rates. Depending on our classification of our investments as available-for-sale, trading or other assets, changes in the market value of our securities are reflected in either our consolidated balance sheet or statement of operations. The Company’s investment portfolio is also subject to credit risk resulting from adverse changes in the issuer’s ability to repay the debt. These risks could materially adversely affect our financial condition or our results of operations.
      The Company’s principal exposure to foreign currency risk is its obligation to settle claims in foreign currencies. The possibility exists that the Company may incur foreign currency exchange gains or losses as it ultimately settles claims required to be paid in foreign currencies. To the extent the Company does not seek to hedge its foreign currency risk or hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rate could materially adversely affect our financial condition or our results of operations.

It may be difficult to enforce service of process and judgments against us and our officers and directors.
      We are a Bermuda company and certain of our officers and directors are residents of various jurisdictions outside the U.S. A substantial portion of our assets and our officers and directors, at any one time, are or may be located in jurisdictions outside the U.S. It may be difficult for investors to effect service of process within the U.S. on our directors and officers who reside outside the U.S. or to enforce against us or our directors and officers judgments of U.S. courts predicated upon civil liability provisions of the U.S. federal securities laws.

There are limitations on the ownership, transfer and voting rights of our Common Shares.
      Under our Bye-laws, our directors are required to decline to register any transfer of Common Shares that would result in a person (or any group of which such person is a member) beneficially owning, directly or indirectly, 10% or more of the voting shares, or in the case of our two former principal shareholders beneficially owning, directly or indirectly, 25% or more of such shares or of the total combined value of our issued shares. Similar restrictions apply to our ability to issue or repurchase shares. The directors also may, in their discretion, decline to register the transfer of any shares if they have reason to believe (1) that the transfer may lead to adverse tax or regulatory consequences in any jurisdiction or (2) that the transfer would violate the registration requirements of the U.S. federal securities laws or of any other jurisdiction. These restrictions would apply to a transfer of shares even if the transfer has been executed on the NYSE. A transferor of Common Shares will be deemed to own those shares for dividend, voting and reporting purposes until a transfer of those Common Shares has been registered on our register of shareholders. We are authorized to request information from any holder or prospective acquirer of Common Shares as necessary to give effect to the transfer issuance and repurchase restrictions referred to above, and may decline to effect any transaction if complete and accurate information is not received as requested.
      In addition, our Bye-laws generally provide that any person (or any group of which such person is a member) beneficially owning, directly or indirectly, shares carrying 10% or more of the total voting rights attached to all of our outstanding voting shares, will have the voting rights attached to its issued shares reduced so that it may not exercise 10% or more of such total voting rights. Because of the attribution provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and the rules of the SEC regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder whether or not such shareholder directly holds 10% or more of our Common Shares. Further, the directors have the authority to require from any shareholder certain information for the purpose of determining whether that shareholder’s voting rights are to be reduced. Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives the directors (or their designees) discretion to disregard all votes attached to that shareholder’s Common Shares.
      The insurance law of Maryland prevents any person from acquiring control of us or of Platinum US unless that person has filed a notification with specified information with the Maryland Insurance Commissioner and has obtained his prior approval. Under the Maryland statute, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Maryland Insurance Commissioner will be in violation of this law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Maryland Insurance Commissioner or prohibiting the voting of those securities and to other actions determined by the Maryland Insurance Commissioner. In addition, many U.S. state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Platinum Holdings may require prior notification in those states that have adopted pre-acquisition notification laws.
      Common Shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda. In addition, sales of Common Shares to persons resident in Bermuda for Bermuda exchange control purposes may require the prior approval of the Bermuda Monetary Authority. Consent under the Exchange Control Act 1972 (and its related regulations) has been obtained from the Bermuda Monetary Authority for the issue and transfer of the Common Shares between non-residents of Bermuda for exchange control purposes, provided our shares remain listed on an appointed stock exchange, which includes the NYSE. In giving such consent, neither the Bermuda Monetary Authority nor the Registrar of Companies accepts any responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed herein or therein.

      The Financial Services and Markets Act 2000, as amended (“FSMA”), regulates changes in “control” of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly holds 10% or more of the shares in the parent company of a U.K. authorized insurance company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such a parent company, would be considered a “controller” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such parent company by virtue of his shareholding in it. A purchaser of 10% or more of the Common Shares would therefore be considered to have acquired “control” of Platinum UK.
      Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must give prior notification to the Financial Services Authority (“FSA”) of his intention to do so. In addition, if an existing controller proposes to increase its control in excess of certain thresholds set out in FSMA, that person must also notify the FSA in advance. The FSA would then have three months to consider that person’s application to acquire or increase “control”. In considering whether to approve such application, the FSA must be satisfied both that the person is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of or increase in “control”. Failure to make the relevant prior application would constitute a criminal offense.
      The foregoing provisions of our Bye-laws and legal restrictions will have the effect of rendering more difficult or discouraging unsolicited takeover bids from third parties or the removal of incumbent management.

Platinum Holdings is a holding company and, consequently, its cash flow is dependent on dividends, interest and other permissible payments from its subsidiaries.
      Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All operations are conducted by its wholly owned operating subsidiaries, Platinum US, Platinum UK and Platinum Bermuda. As a holding company, Platinum Holdings’ cash flow consists primarily of dividends, interest and other permissible payments from its subsidiaries. Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the payment of any dividends to its shareholders, including the holders of Common Shares.
      Additionally, under the Bermuda Companies Act 1981 (the “Companies Act”), Platinum Holdings may declare or pay a dividend out of distributable reserves only if it has reasonable grounds for believing that it is, or after the payment would be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts.

The imposition of U.S. corporate income tax on Platinum Holdings and its non-U.S. subsidiaries could adversely affect our results of operations.
      We believe that Platinum Holdings, Platinum UK, Platinum Bermuda and Platinum Regency each operate in such a manner that none of these companies is subject to U.S. corporate income tax because they are not engaged in a trade or business in the U.S. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the tax authorities, the U.S. Internal Revenue Service might contend that any of these companies is engaged in a trade or business in the U.S., which would subject such company to U.S. tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% “branch profits” tax on such income remaining after the regular tax in certain circumstances. Any such tax could materially adversely affect our results of operations.

Under certain circumstances, you may be required to pay taxes on your pro rata share of the related person insurance income of Platinum Bermuda and of Platinum UK.
      If the related person insurance income (“RPII”) of Platinum UK or Platinum Bermuda were to equal or exceed 20% of the gross insurance income of Platinum UK or Platinum Bermuda in any taxable year and direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly) 20% or more of the voting power or value of the shares of Platinum UK or Platinum Bermuda, a U.S. person who owns the Common Shares of Platinum Holdings directly or indirectly on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder’s pro rata share of the RPII of Platinum UK or Platinum Bermuda for the entire taxable year, determined as if such RPII were distributed proportionately to such United States shareholders at that date regardless of whether such income is distributed. In addition, U.S. tax-exempt organizations would be required to treat RPII as unrelated business taxable income if the RPII of Platinum UK or Platinum Bermuda equaled or exceeded 20% of the gross insurance income of Platinum UK or Platinum Bermuda in any taxable year. The amount of RPII earned by Platinum UK or Platinum Bermuda (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of Platinum UK or Platinum Bermuda or any person related to such shareholder) will depend on a number of factors, including the geographic distribution of the business of Platinum UK or Platinum Bermuda and the identity of persons directly or indirectly insured or reinsured by Platinum UK or Platinum Bermuda. Some of the factors which determine the extent of RPII in any period may be beyond the control of Platinum UK or Platinum Bermuda. Consequently, the RPII of Platinum UK or Platinum Bermuda could equal or exceed 20% of its gross insurance income in any taxable year and ownership of its shares by direct or indirect insureds and related persons could equal or exceed the 20% threshold described above.
      The RPII rules provide that if a shareholder who is a U.S. person disposes of shares in a foreign insurance corporation that has RPII (even if the amount of RPII is less than 20% of the corporation’s gross insurance income) and in which U.S. persons own 25% or more of the shares, any gain from the disposition will generally be treated as ordinary income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of Common Shares because Platinum Holdings will not itself be directly engaged in the insurance business and because proposed U.S. Treasury regulations appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. However, the IRS might interpret the proposed regulations in a different manner and the applicable proposed regulations may be promulgated in final form in a manner that would cause these rules to apply to dispositions of our Common Shares.

A recently published IRS Revenue Ruling could be applied to recharacterize the insurance arrangements between Platinum US and Platinum Bermuda.
      Recently, the IRS published Revenue Ruling 2005-04, which gives guidelines for when there is adequate “risk distribution” for primary insurance arrangements to constitute insurance for U.S. federal tax purposes. Revenue Ruling 2005-04 does not address what constitutes risk distribution in the context of reinsurance (which includes retrocession insurance). However, if the IRS were to successfully contend that the principles enunciated in Revenue Ruling 2005-04 apply to reinsurance (including retrocession insurance) and find that under those principles Platinum Bermuda does not have adequate risk distribution, this would have a negative effect on the Company and on the value of our Common Shares, particularly in the hands of those shareholders who would be subject to the passive foreign investment company rules.

We may become subject to taxes in Bermuda after 2016.
      We have received a standard assurance from the Bermuda Minister of Finance, under Bermuda’s Exempted Undertakings Tax Protection Act 1966, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016. Consequently, if our Bermuda tax exemption is not extended past March 28, 2016, we may be subject to any Bermuda tax after that date.

Bermuda could be subject to sanctions by a number of multinational organizations which could adversely affect Bermuda companies.
      A number of multinational organizations, including the European Union, the Organization for Economic Cooperation and Development, (“OECD”), including its Financial Action Task Force, and the Financial Stability Forum, have identified certain countries as not participating in adequate information exchange, engaging in harmful tax competition or not maintaining adequate controls to prevent corruption, such as money laundering activities. Recommendations to limit such harmful practices are under consideration by these organizations, and a report published on November 27, 2001 by the OECD contains an extensive discussion of specific recommendations. The OECD has threatened non-member jurisdictions that do not agree to cooperate with the OECD with punitive sanctions by OECD member countries. It is unclear what these sanctions will be and if they will be imposed. In a June 26, 2000 report, Bermuda was not listed as a tax haven jurisdiction by the OECD. However, we cannot assure you that this situation will not change. The OECD can adopt measures that could adversely affect Bermuda companies.

The regulatory system under which we operate and potential changes thereto, could significantly and adversely affect our business.
      The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. In Bermuda, we operate under relatively less intensive regulatory requirements. However, in the United States and in the United Kingdom licensed reinsurers are highly regulated and must comply with financial supervision standards comparable to those governing primary insurers. For additional discussion of the regulatory requirements to which Platinum Holdings and its subsidiaries are subject, see Business — Regulation. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial results and operations. In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated above, distribute funds to Platinum Holdings. In recent years, some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the National Association of Insurance Commissioners, (“NAIC”) and state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and the development of new laws that may be more restrictive or may result in higher costs to us than current statutory requirements.
      Platinum Bermuda is not registered or licensed as an insurance company in any jurisdiction outside Bermuda. Platinum Bermuda conducts its business solely through its offices in Bermuda and does not maintain an office, and its personnel do not conduct any insurance activities, in the U.S. or elsewhere. Although Platinum Bermuda does not believe it is in violation of insurance laws of any jurisdiction outside Bermuda, inquiries or challenges to Platinum Bermuda’s insurance activities may still be raised in the future.
      The offshore insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including the U.S. federal and various state jurisdictions. In the past, there have been congressional and other proposals in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the United States. If Platinum Bermuda were to become subject to any insurance laws and regulations of the United States or any U.S. state, which are generally more restrictive than those applicable to it in Bermuda, Platinum Bermuda might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing specified types of policies or contracts. Complying with those laws could have a material adverse effect on the ability of the Company to conduct its business.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Platinum Holdings’ principal executive offices are located in approximately 3,837 square feet of office space subleased from Platinum Bermuda at The Belvedere Building, 69 Pitts Bay Road, Pembroke, Bermuda. Platinum Bermuda leases a total of 7,674 square feet of office space, using approximately 3,837 square feet for its principal offices. The term of this lease ends on December 31, 2006.
      The principal offices of Platinum US are located at Two World Financial Center, New York, New York, where Platinum US leases approximately 49,600 square feet of office space. The term of this lease ends on September 29, 2013. Platinum US also leases 4,000 square feet of office space in Chicago. The term of this lease ends on February 28, 2011. Additionally, Platinum US entered into an assignment of a lease with St. Paul with respect to approximately 6,300 square feet of office space in Miami. The term of this lease ends on November 30, 2006.
      The principal offices of Platinum UK are located at Fitzwilliam House, 10 St. Mary Axe, London, where Platinum UK leases approximately 7,265 square feet of office space. The term of this lease ended on February 15, 2006. Platinum UK is in the process of negotiating an extension of this lease until February 15, 2007.

Item 3.	Legal Proceedings
      As previously disclosed, in November and December 2004 we received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products. The Company has fully cooperated in responding to all such requests. Other reinsurance companies have reported receiving similar subpoenas and requests. We are unable to predict the direction the investigation will take and the impact, if any, it may have on the Company’s business. In view of the ongoing industry investigations, the Company retained the law firm of Dewey Ballantine LLP to conduct a review of its finite reinsurance practices. They informed the Company that they identified no evidence of improprieties.
      On June 14, 2005, we received a grand jury subpoena from the United States Attorney for the Southern District of New York requesting documents relating to our finite reinsurance products. We have been informed that other companies in the industry have received similar subpoenas. We have fully cooperated in responding to this request.
      In the normal course of business, the Company may become involved in various claims and legal proceedings. We are not currently aware of any pending or threatened material litigation.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of Platinum Holdings shareholders during the fourth quarter of 2005.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      Our Common Shares are listed on the NYSE under the symbol “PTP.” The following table shows the high and low per share trading prices of our Common Shares, as reported on the NYSE for the periods indicated:

	Price Range of
	Common Shares

Year	High	Low

2005:
First Quarter	$32.03	$29.02
Second Quarter	32.15	26.43
Third Quarter	35.21	27.45
Fourth Quarter	$31.70	$27.10
2004:
First Quarter	$34.20	$29.00
Second Quarter	34.00	30.00
Third Quarter	31.13	27.43
Fourth Quarter	$31.13	$27.30
      On February 15, 2006, the last reported sale price for our Common Shares on the NYSE was $30.20 per share.
      At February 15, 2006, there were approximately 28 holders of record and approximately 13,000 beneficial holders of our Common Shares.
      During the years ended December 31, 2005 and 2004 we paid quarterly dividends of $0.08 per Common Share. The Board has declared a dividend for the first quarter of 2006 of $0.08 per Common Share, payable on March 31, 2006 to shareholders of record at the close of business on March 1, 2006. The Board also declared a Preferred Share dividend of $0.35 per Preferred Share payable on February 15, 2006 to preferred shareholders of record at February 1, 2006. The declaration and payment of both preferred and common share dividends are at the discretion of the Board of Directors and depend upon our results of operations, cash flows, the financial positions and capital requirements of Platinum US, Platinum UK and Platinum Bermuda, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant. Unless all accrued, cumulated and unpaid dividends on our Preferred Shares for all past quarterly dividend periods have been paid in full we cannot declare or pay any dividend or make any distribution of assets on our Common Shares. Additionally, under the Companies Act, Platinum Holdings may declare or pay a dividend only if, among other things, it has reasonable grounds for believing that it is, or after the payment would be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Accordingly, there is no assurance that dividends will be declared or paid in the future. Currently, there is no Bermuda withholding tax on dividends paid by Platinum Holdings.
      The conversion rate of our Preferred Shares to Common Shares is subject to anti-dilution adjustments under certain circumstances, including the payment of dividends on our Common Shares in Common Shares, the issuance to all holders of Common Share rights or warrants to acquire Common Shares at less than market price, and the payment of cash dividends per Common Share in excess of $0.08 per quarter, subject to adjustment whenever the conversion rate is adjusted.
      Platinum US is subject to regulatory constraints imposed by Maryland insurance law, Platinum UK is subject to regulatory constraints imposed by U.K. insurance law, Platinum Regency is subject to constraints imposed by Irish law, and Platinum Bermuda is subject to regulatory constraints imposed by Bermuda insurance law. Such constraints affect the ability of each to pay dividends to Platinum Holdings. See “Business — Regulation.”
      As part of the St. Paul Investment and RenaissanceRe Investment agreements, we have agreed to adjust the exercise price of the options granted to St. Paul and RenaissanceRe to the extent dividend increases exceed 10% per year; however, we do not expect that dividend increases, if any, will exceed such rate.
      We did not issue any Common Shares that were not registered under the Securities Act of 1933 and no repurchases of the Company’s Common Shares were made during the year-ended December 31, 2005.
Equity Based Compensation Information
      The following table summarizes information as of December 31, 2005 relating to equity based compensation plans of the Company pursuant to which grants of options, restricted shares, share appreciation rights, share units or other rights to acquire shares may be granted from time to time.

(c)
Number of Securities
	(a)		Remaining Available
	Number of Securities	(b)	for Future Issuance
	to be Issued	Weighted-Average	under Equity
	upon Exercise	Exercise Price	Compensation Plans
	of Outstanding Options,	of Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (a))

Equity compensation plans approved by security holders(1)	3,917,603	$23.93	821,612
Equity compensation plans not approved by security holders	—	—	—

Total	3,917,603	$23.93	821,612

(1)	These plans consist of the 2002 Share Incentive Plan, which was approved by the shareholders of the Company at the 2004 Annual General Meeting of Shareholders, the Section 162(m) Performance Incentive Plan, which was approved by the shareholders of the Company at the 2003 Annual General Meeting of Shareholders, and the Share Unit Plan for Nonemployee Directors and the Capital Accumulation Plan, each of which was approved by the sole shareholder of the Company prior to the Initial Public Offering.

Item 6.	Selected Financial Data
      The following table sets forth certain selected financial data of the Company as of and for the years ended December 31, 2005, 2004 and 2003, and for the period from April 19, 2002 through December 31, 2002 and of St. Paul Re for the period from January 1, 2002 through November 1, 2002 and for the year ended December 31, 2001. The data for the Company as of and for the years ended December 31, 2005, 2004 and 2003 were derived from the Company’s consolidated financial statements beginning on page F-1 of this Form 10-K. The data for the Company as of and for the period from April 19, 2002 through December 31, 2002 were derived from the Company’s audited consolidated financial statements not included in this Form 10-K. The data for St. Paul Re for the year ended December 31, 2001 and the period ended November 1, 2002 were derived from the audited combined financial statements of St. Paul Re prior to the Initial Public Offering (the Predecessor Business) not included in this Form 10-K. You should read the selected financial data in conjunction with the Company’s consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 beginning on page F-1 of this Form 10-K, and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 49 of this Form 10-K.
      The underwriting results and the audited historical combined financial statements of St. Paul Re prior to the Initial Public Offering (the Predecessor Business) are not indicative of the actual results of the Company subsequent to the Initial Public Offering.
Five-Year Summary of Selected Financial Data
($ in millions, except per share amounts)

	Platinum Underwriters Holdings, Ltd.				St. Paul Re (Predecessor)

				As of and for	Period from
				the period from	January 1,
				April 19, 2002	2002
	Years Ended December 31,			through	through	Year Ended
				December 31,	November 1,	December 31,
	2005	2004	2003	2002	2002	2001

Statement of Operations Data:
Net premiums written	$1,717.7	$1,646.0	$1,172.1	$298.1	$1,007	$1,677

Net premiums earned	1,714.7	1,447.9	1,067.5	107.1	1,102	1,593
Net investment income	129.4	84.5	57.6	5.2
Losses and LAE	1,505.4	1,019.8	584.2	60.4	791	1,922
Underwriting expenses	$458.8	$381.0	$320.7	$37.6	319	397

Underwriting gain (loss)					$(8)	$(726)

Net income (loss)	(137.5)	84.8	144.8	6.4
Basic earnings (loss) per common share	(3.01)	1.96	3.37	0.15
Diluted earnings (loss) per common share	(3.01)	1.81	3.09	0.15
Dividends declared per common share	$0.32	$0.32	$0.32	$—
Balance Sheet Data:
Total investments and cash	$3,830.4	$2,456.9	$1,790.5	$1,346.7
Premiums receivable	567.4	580.0	487.4	5.6
Total assets	5,154.4	3,422.0	2,485.6	1,644.9
Net unpaid losses and LAE	2,268.7	1,379.2	731.9	281.7
Net unearned premiums	494.1	499.5	299.9	191.0
Debt obligations	292.8	137.5	137.5	137.5
Shareholders’ equity	1,540.2	1,133.0	1,067.2	921.2
Book value per common share	$23.22	$26.30	$24.79	$21.42

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes included on pages F-1 through F-42 of this Form 10-K. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Overview
      Platinum Holdings is a Bermuda holding company organized in 2002. The Company operates through its three licensed reinsurance subsidiaries: Platinum Bermuda, Platinum US and Platinum UK. The Company provides property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.
      In November 2002, Platinum Holdings completed the Initial Public Offering. Concurrent with the Initial Public Offering, Platinum Holdings sold 6,000,000 Common Shares to St. Paul, and 3,960,000 common shares to RenaissanceRe in private placements. St. Paul sold its 6,000,000 common shares in June 2004 and RenaissanceRe sold its 3,960,000 in December 2005, in each case in public offerings. As part of the private placements, St. Paul and RenaissanceRe received options to purchase up to 6,000,000 and 2,500,000 of additional Common Shares, respectively, at any time during the ten years following the Initial Public Offering at a price of $27.00 per share. Both of these options were subsequently amended to provide that in lieu of paying $27.00 per share, any option exercise will be settled on a net share basis, which will result in Platinum Holdings issuing a number of Common Shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00, less the par value per share, multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share. Also, concurrent with the transactions in November 2002, the Company and St. Paul entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unpaid losses and LAE, unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 (the “Quota Share Retrocession Agreements”).
Critical Accounting Policies and Use of Estimates
      It is important to understand the Company’s accounting policies in order to understand its financial position and results of operations. Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and valuation assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Certain of the estimates and assumptions result from judgments that are necessarily subjective and consequently actual results may differ from these estimates. The Company’s critical accounting policies involve written and unearned premium, unpaid losses and LAE, reinsurance, investments, income taxes and stock-based compensation.

Premiums
      Assumed reinsurance premiums are recognized as revenues when premiums become earned proportionately over the coverage period. Net premiums earned are recorded in the statement of operations, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded on the balance sheet as unearned premiums, gross of any ceded unearned premiums.
      Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period. Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by estimates of premiums that are written but not reported (“WBNR”). The premium estimation process considers the terms and conditions of the reinsurance contracts and assumes that the contracts will remain in force until expiration. The estimation of written premiums could be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions. In addition to estimating WBNR, the Company estimates the portion of premiums earned but not reported (“EBNR”). The Company also estimates the expenses associated with these premiums in the form of losses, LAE and commissions. The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses. Premiums are generally reported within two years. The net impact on the results of operations of changes in estimated earned premiums is reduced by the losses and acquisition expenses related to such premiums.
      When estimating premiums written and earned, each of our reinsurance subsidiaries segregates business into classes by type of coverage and type of contract (approximately 80 classes). Within each class, business is further segregated by the year in which the contract incepted (the “Underwriting Year”), starting with 2002. Estimates of WBNR and EBNR are made for each class and Underwriting Year. Premiums are estimated based on ceding company estimates and our own judgment after considering factors such as the ceding company’s historical premium versus projected premium, the ceding company’s history of providing accurate estimates, anticipated changes in the marketplace and the ceding company’s competitive position therein, reported premiums to date and the anticipated impact of proposed underwriting changes. The net impact on the results of operations of changes in estimated earned premiums is reduced by the losses and acquisition expenses related to such earned premiums.
      The appropriateness of premium estimates is evaluated in light of the actual premium reported by the ceding companies and any adjustments to these estimates that represent earned premiums are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made. The initial estimates of premiums derived by our underwriting function in respect of 2005 year-end were evaluated. The cumulative impact of our evaluation in respect of premiums receivable as of December 31, 2005 was to reduce premium estimates by approximately $49.8 million or 8.8% of reinsurance premiums receivable. As an illustration, we had one contract that, at December 31, 2005, represented approximately $47.5 million of our total reinsurance premiums receivable. With respect to that contract, we reduced reinsurance premiums receivable by approximately $4.7 million because we did not expect the ceding company to meet its production estimates or to achieve its estimated rate increases. We believe that we reasonably could have made an adjustment of between $0 and $4.7 million with respect to that contract at December 31, 2005. Had we made a $0 adjustment, the reinsurance premiums receivable for that contract at December 31, 2005 would have been $52.2 million. We made the $4.7 million adjustment, resulting in reinsurance premiums receivable for that contract of $47.5 million. While an adjustment of greater than $4.7 million is possible with respect to that contract, we do not consider such circumstance to be reasonably likely. Reinsurance premiums receivable under a particular contract can vary significantly from estimates derived from our underwriting function depending upon our assessment of the production and rate changes likely to be achieved by the ceding company.
      Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and premiums earned represents estimated premiums and are not currently due based on the terms of the underlying contracts. Earned premiums, including EBNR, are a measure of exposure to losses, LAE and acquisition expenses. Consequently, when previous estimates of premiums earned are increased or decreased, the related provisions for losses and LAE and acquisition costs previously recorded are also increased or decreased. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. As of December 31, 2005, we did not establish an allowance based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset those premium receivables against losses and loss adjustment expense or other amounts payable to the same parties.
      Certain of the Company’s reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the loss experience under the contracts. Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on loss experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses. These premiums relate to the future coverage obtained for the remainder of the initial policy term and are earned over the remaining policy term. Any unearned premium existing at the time a contract limit is exhausted or reinstated is immediately earned. Additional premiums are those premiums triggered by losses and not related to reinstatement of limits and are immediately earned. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary.

Unpaid Losses and LAE
      One of the most significant judgments made by management in the preparation of financial statements is the estimation of unpaid losses and LAE, also referred to as “loss reserves.” Unpaid losses and LAE include estimates of the cost of claims that were reported but not yet paid (“case reserves”) and the cost of claims that were incurred but not reported (“IBNR”). These liabilities are balance sheet estimates of future amounts required to pay losses and LAE for reinsured claims for which we are liable and that have occurred at or before the balance sheet date. Every quarter, the Company’s actuaries prepare estimates of the loss reserves based on established actuarial techniques. Because the ultimate amount of unpaid losses and LAE is uncertain, we believe that the quantitative techniques used to estimate these amounts are enhanced by professional and managerial judgment. Company management reviews these estimates and determines its best estimate of the liabilities to record in the Company’s financial statements.
      While the Company commenced operations in 2002, the business written is sufficiently similar to the historical business of St. Paul Re such that the Company uses the historical loss experience of this business, which is periodically updated by St. Paul Re, to estimate its initial expected ultimate losses and its expected patterns of reported losses. These patterns can span more than a decade and, given its own limited history, the availability of the St. Paul Re data is a valuable asset of the Company.
      The Company does not establish liabilities until the occurrence of an event that may give rise to a loss. When an event of sufficient magnitude occurs, the Company may establish a specific IBNR reserve. Generally, this is done following a catastrophe that affects many ceding companies. Ultimate losses and LAE are based on management’s judgment and reflect estimates gathered from ceding companies, estimates of insurance industry losses gathered from public sources and estimates derived from catastrophe modeling software.
      Unpaid losses and LAE represent management’s best estimates, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may materially differ from such estimates. Such estimates are not precise due to the fact that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other factors. Because of the degree of reliance that the Company necessarily places on ceding companies for claims reporting, the associated time lag, the low frequency/high severity nature of some of the business that the Company underwrites and the varying reserving practices among ceding companies, the Company’s reserve estimates are highly dependent on management judgment and are therefore uncertain. Estimates of unpaid losses and LAE are periodically re-estimated and adjusted as new information becomes available. Any such adjustments are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made.

      The gross liabilities recorded on our balance sheet as of December 31, 2005 and 2004 for unpaid losses and LAE were $2,323,990,000 and $1,380,955,000 respectively. The following table sets forth a breakdown between case reserves and IBNR by segment at December 31, 2005 and 2004 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total

December 31, 2005
Case reserves	$292,722	$152,872	$66,151	$511,745
IBNR	570,783	954,444	287,018	1,812,245

Total unpaid losses and LAE	$863,505	$1,107,316	$353,169	$2,323,990

December 31, 2004
Case reserves	$9,221	$87,993	$132,240	$229,454
IBNR	223,740	647,926	279,835	1,151,501

Total unpaid losses and LAE	$232,961	$735,919	$412,075	$1,380,955

      Case reserves are usually based upon claim reports received from ceding companies. The information we receive varies by ceding company and may include paid losses, estimated case reserves, and an estimated provision for IBNR reserves. Case reserves may be increased or reduced by our claims personnel based on receipt of additional information, including information received from ceding companies. IBNR is based on actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method. IBNR related to a specific event may be based on our estimated exposure to an industry loss and may include the use of catastrophe modeling software.
      Generally, initial actuarial estimates of IBNR not related to a specific event are based on the loss ratio method applied to each Underwriting Year for each class of business. Actual paid losses and case reserves (“reported losses”) are subtracted from expected ultimate losses to determine IBNR. The initial expected ultimate losses involve management judgment and are based on: (i) contract by contract expected loss ratios derived from our pricing process, and (ii) historical loss ratios of the Company and St. Paul Re adjusted for rate changes and trends. These judgments will take into account management’s view of past, current and future: (i) market conditions, (ii) changes in the business underwritten, (iii) changes in timing of the emergence of claims and (iv) other factors that may influence expected ultimate losses.
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
      When estimating unpaid losses and LAE, each of our reinsurance subsidiaries segregates business into classes by type of coverage and type of contract (approximately 80 classes). Within each class the business is further segregated by Underwriting Year, starting with 2002.
      Multiple point estimates using a variety of actuarial techniques are calculated for many, but not all, of our 80 classes of coverage for each Underwriting Year. We do not believe that these multiple point estimates are or should be considered a range. Our actuaries consider each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors such as historical ultimate loss ratios, the presence of individual large losses, and known occurrences that have not yet resulted in reported losses. For some classes of business our actuaries believe that a review of individual contract information improves the loss reserve estimate. For example, individual contract review is particularly important for the Finite Risk segment and the Accident and Health class within the Casualty segment. Once our actuaries make their determinations of the most appropriate point estimate for each class, this information is aggregated and reviewed and approved by executive management. At December 31, 2005 the liability for unpaid losses and LAE that we recorded includes the point estimates of IBNR prepared by our actuaries.
      Generally, North American casualty excess business has the longest pattern of reported losses and, therefore, loss estimates have a higher degree of uncertainty than other reinsurance classes. IBNR for these classes at December 31, 2005 was $719 million which was 40% of the total IBNR at that date. Because estimates of unpaid losses and LAE related to North American casualty excess business have a higher degree of uncertainty, we would not consider a variance of five percentage points from the initial expected loss ratio to be unusual. As an example, a change in the initial expected loss ratio from 65% to 70% would result in an increase of the IBNR for these classes by $60 million. This equates to approximately 7% of the liability for total unpaid losses and LAE for these classes at December 31, 2005. As another example, if the estimated pattern of reported losses was accelerated by 5% the IBNR for these classes would decrease by $5 million which is less than 1%. We have selected these two inputs as examples of sensitivity analyses because we believe that the two most important inputs to the reserve estimation methodologies described above are the initial expected loss ratio and the estimated pattern of reported losses.
      The pattern of reported losses is determined utilizing actuarial analysis, including management’s judgment, and is based on historical patterns of paid losses and reporting of case reserves to the Company, as well as industry patterns. Information that may cause historical patterns to differ from future patterns is considered and reflected in expected patterns as appropriate. For property and health coverages these patterns indicate that a substantial portion of the ultimate losses are reported within 2 to 3 years after the contract is effective. Casualty patterns can vary from 3 years to over 20 years depending on the type of business.
      In property classes, there can be additional uncertainty in loss estimation related to large catastrophe events. With wind events, such as hurricanes, the damage assessment process may take more than a year. The cost of rebuilding is subject to increase due to supply shortages for construction materials and labor. In the case of earthquakes, the damage assessment process may take several years as buildings are discovered to have structural weaknesses not initially detected. The uncertainty inherent in loss estimation is particularly pronounced for casualty coverages, such as umbrella liability, general and product liability, professional liability, directors and officers liability and automobile liability, where information, such as required medical treatment and costs for bodily injury claims, emerges over time. In the overall loss reserving process, provisions for economic inflation and changes in the social and legal environment are considered.
      Loss reserve calculations for primary insurance business are not precise in that they deal with the inherent uncertainty of future developments. Primary insurers must estimate their own losses, often based on incomplete and changing information. Reserving for reinsurance business introduces further uncertainties compared with reserving for primary insurance business. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, the Company is subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to the Company. As of December 31, 2005, we did not have any significant back-log related to our processing of assumed reinsurance information.
      Since we rely on information regarding paid losses, case reserves and IBNR provided by ceding companies in order to assist us in estimating our liability for unpaid losses and LAE, we maintain certain procedures in order to help determine the completeness and accuracy of such information. Periodically, management assesses the reporting activities of these companies on the basis of qualitative and quantitative criteria. In addition to conferring with ceding companies or brokers on claims matters, our claims personnel conduct periodic audits of specific claims and the overall claims procedures of our ceding companies at their offices. We rely on our ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to help establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. Disputes with ceding companies have been rare and generally have been resolved through negotiation.

Reinsurance
      Premiums written, premiums earned and losses and LAE reflect the net effects of assumed and ceded reinsurance transactions. Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been met. Risk transfer analysis evaluates significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. Reinsurance contracts that do not transfer sufficient insurance risk are generally accounted for as reinsurance deposit liabilities with interest expense charged to other income and credited to the liability.

Investments
      In accordance with our investment guidelines, our investment portfolio consists of diversified, high quality, predominantly publicly traded fixed maturity securities. Fixed maturity securities for which we may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income as a separate component of shareholders’ equity, net of deferred taxes. Fixed maturity securities for which we have the intent to sell prior to maturity are classified as trading securities and reported at fair value, with unrealized gains and losses included in other income and the related deferred income tax included in income tax expense. Securities classified as trading securities are generally denominated in foreign currencies and are intended to match net liabilities denominated in foreign currencies in order to minimize net exposures arising from fluctuations in foreign currency exchange rates. Realized gains and losses on sales of investments are determined on a specific identification basis. Investment income is recorded when earned and includes the amortization of premiums and accretion of discounts on investments.
      We believe we have the ability to hold any specific security to maturity. This is based on current and anticipated future positive cash flow from operations that is expected to generate sufficient liquidity in order to meet our obligations. However, in the course of managing investment credit risk, asset liability duration or other aspects of the investment portfolio, the Company may decide to sell any specific security. The Company routinely reviews its available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other-than-temporary impairments.” The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include, but are not limited to, the overall financial condition of the issuer, the duration and magnitude of an unrealized loss, specific credit events and the Company’s intent to hold a security for a sufficient period of time for the value to recover the unrealized loss. If the Company has determined that an unrealized loss on a security is other than temporary, the Company writes down the carrying value of the security to its current fair value and records a realized loss in the statement of operations. During 2005, as a result of the routine evaluation of investments, we wrote down the carrying value of our other invested asset to its estimated net realizable value and recorded a realized loss of $1,769,000. Other than this adjustment, we do not believe our investment portfolio contains any securities with an unrealized loss that is other than temporary.

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
      We apply the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their corresponding tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which the taxes related to those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted. A valuation allowance is established for deferred tax assets where it is more likely than not that future tax benefits will not be realized.

Stock-Based Compensation
      During 2003, we adopted Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 123 requires that the fair value of shares granted under our share option plan subsequent to adoption of SFAS 148 be amortized in earnings over the vesting periods. The fair value of the share options granted is determined through the use of an option-pricing model. SFAS 148 amends the disclosure requirements of SFAS 123 and provides transition guidance for a voluntary adoption of SFAS 123. In accordance with the transition rules of SFAS 148, we elected to continue using the intrinsic value method of accounting for its share-based awards granted to employees established by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for share options granted in 2002. Under APB 25, if the exercise price of our share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.
      The fair value of restricted share awards is determined on the grant date and is amortized into earnings over the vesting period. There are limits on the transferability of the restricted shares and such restricted shares may be forfeited in the event of certain types of termination of the recipient’s employment. The unearned or unvested portion of the restricted shares issued is presented as a separate component of shareholders’ equity.
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that allows SEC registrants to implement SFAS 123R as of January 1, 2006. The SEC’s new rule does not change the accounting required by SFAS 123R; it delays the date for compliance with the standard. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that, prospectively, compensation expense be recognized for the fair value of all share options over the vesting period. Compensation expense for outstanding awards for which the requisite service has not been rendered as of December 31, 2005 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 adjusted by an allowance for estimated future forfeitures of unvested awards. We expect to adopt the provisions of SFAS 123R using the modified prospective application in the first quarter of 2006. SFAS 123R, which provides certain changes to the method for valuing share-based compensation among other changes, will apply to new awards. SFAS 123R will not have a material impact upon adoption.
Reinsurance Industry Conditions and Trends
      The reinsurance industry historically has been cyclical, characterized by periods of price competition due to excessive underwriting capacity as well as periods of favorable pricing due to shortages of underwriting capacity. Cyclical trends in the industry and the industry’s profitability can also be significantly affected by volatile developments, including natural and other catastrophes, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and terrorist attacks, the frequency and severity of which are inherently difficult to predict. Property and casualty reinsurance rates often rise in the aftermath of significant catastrophe losses. To the extent that actual claim liabilities are higher than anticipated, the industry’s capacity to write new business diminishes. The industry is also affected by changes in the propensity of courts to expand insurance coverage and grant large liability awards, as well as fluctuations in interest rates, inflation and other changes in the economic environment that affect market prices of investments.

      Following the large rate increases in 2002 and 2003, reinsurers experienced lower rate increases and/or rate reductions in certain property and casualty classes in 2004. Despite the Florida and Caribbean catastrophe claims in the third quarter of 2004, property rate reductions still occurred as most reinsurers continued to be profitable. In 2005 an unprecedented level of hurricane losses caused many reinsurers to report significant net losses. Many reinsurers were able to raise additional capital in the fourth quarter of 2005 and a number of new reinsurers were formed. Nonetheless, the magnitude of the hurricane losses caused rating agencies to tighten capital requirements and both reinsurers and their insurance company clients to reassess their catastrophe pricing and aggregate loss monitoring parameters and procedures. The result has been an increase in catastrophe pricing, particularly for wind exposures in the U.S. The impact on non-catastrophe pricing has been to mitigate the trend towards rate weakening with many markets experiencing an environment of little or no rate change. We believe that current rates should provide adequate returns.
Results of Operations
      Year Ended December 31, 2005 as Compared with the Year Ended December 31, 2004
      Net income (loss) for the years ended December 31, 2005 and 2004 was as follows ($ in thousands):

	2005	2004	Decrease

Net income (loss)	$(137,487)	$84,783	$(222,270)
      The net loss in 2005 is due to losses arising from severe hurricanes in the southeastern United States and the Caribbean. In 2005, three significant named hurricanes, Katrina, Rita and Wilma (the “2005 Hurricanes”), caused severe damage in Louisiana, Mississippi, Texas, Florida and several other states in the Gulf Coast region of the United States as well as Mexico and the Caribbean. Based on current industry estimates, Hurricane Katrina is the costliest natural disaster in U.S. history. In 2004, four significant named hurricanes, Charley, Frances, Ivan and Jeanne (the “2004 Hurricanes”), caused severe damage in the Caribbean and the southeastern United States, principally Florida.
      As a result of losses arising from these catastrophic events, certain reinsurance contracts generated additional premiums and adjustments to accrued profit commissions. The aggregate net adverse impact on our net income (loss) for the years ended December 31, 2005 and 2004 from the above mentioned hurricanes is summarized as follows ($ in thousands):

	2005	2004

Gross losses and LAE	$654,090	$230,475
Retrocessional reinsurance	(73,800)	—

Net losses and LAE	580,290	230,475
Additional net premiums earned	(46,666)	(29,265)
Profit commissions	(3,654)	(10,243)

Net adverse impact on underwriting results	529,970	190,967
Income tax benefit	(70,944)	(14,537)

Net adverse impact on results of operations	$459,026	$176,430

      The net loss in 2005 as compared with net income in 2004 is primarily attributable to a decline in underwriting income of $296,679,000. The decline in underwriting income was due to significantly greater losses arising from the 2005 Hurricanes than the 2004 Hurricanes. The hurricane losses in both 2005 and 2004 were partially offset by growth of profitable business in the Casualty segment and net favorable development. Net favorable development includes the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions. Net favorable development was $79,256,000 and $55,520,000 in 2005 and 2004, respectively. The net loss in 2005 as compared with net income in 2004 was also favorably impacted by an increase in net investment income of $44,913,000 and a decrease in income tax expense of $55,316,000, partially offset by an increase in operating expenses of $3,494,000 and loss on repurchase of debt of $2,486,000.

      Net premiums written and net premiums earned for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase

Net premiums written	$1,717,722	$1,646,013	$71,709
Net premiums earned	$1,714,723	$1,447,935	$266,788
      The increase in net premiums written in 2005 as compared with 2004 is attributable to growth in Property and Marine and Casualty segments offset by a decline in the Finite Risk segment. Net premiums written and earned in 2005 include approximately $49,451,000 and $46,666,000, respectively, of additional premiums related to losses arising from the 2005 Hurricanes. Net premiums written and earned in 2004 include approximately $29,265,000 of additional premiums related to losses arising from the 2004 Hurricanes. Net premiums written and earned in 2005 also include $2,268,000 of net additional premiums relating loss development of prior years. There were no significant premium adjustments relating to loss development in 2004. The remaining increase in net premiums earned is related to the growth in current and prior periods’ net premiums written and is also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
      Net investment income for the years ended December 31, 2005 and 2004 was $129,445,000 and $84,532,000, respectively. Net investment income increased during 2005 primarily due to increased invested assets attributable to positive cash flow from operations, excluding trading securities activities, which was $618,909,000 and $698,223,000 in 2005 and 2004, respectively. Also contributing to the increase in the invested assets in 2005 are the net proceeds from the issuances of: debt of $246,900,000, Preferred Shares of $168,162,000 and Common Shares of $426,293,000. The book basis yields on fixed maturity securities were 4.4% and 4.3% at December 31, 2005 and 2004, respectively. Net investment income included $8,172,000 and $2,651,000 of interest earned on funds held for the years ended December 31, 2005 and 2004, respectively. Net realized gains (losses) on investments were ($3,046,000) and $1,955,000 for the years ended December 31, 2005 and 2004, respectively. Net realized losses in 2005 include $1,769,000 relating to the write-down of our investment in Inter-Ocean Holdings, Ltd. The remaining net realized gains and losses on investments in 2005 and 2004 were the result of investment sale activity to manage the quality, diversity, currency exposure, duration and tax profile of the investment portfolio.
      Other income (expense) for the years ended December 31, 2005 and 2004 were ($586,000) and $3,211,000, respectively. Other expense in 2005 includes $102,000 of net unrealized losses relating to changes in fair value of fixed maturity securities classified as trading, and $53,000 of net expense on reinsurance contracts accounted for as deposits. Other income in 2004 includes $1,036,000 of net unrealized gains relating to changes in fair value of fixed maturity securities classified as trading, $758,000 of earnings on reinsurance contracts accounted for as deposits and a gain of $1,000,000 on the sale of assets.
      Losses and LAE and the resulting loss and LAE ratios for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase

Losses and LAE	$1,505,425	$1,019,804	$485,621
Losses and LAE ratios	87.8%	70.4%	17.4 points
      The increase in losses and LAE in 2005 as compared with 2004 is primarily the result of more significant losses arising from the 2005 Hurricanes than from the 2004 Hurricanes. Net losses and LAE from the 2005 Hurricanes were $349,815,000 more than the net losses and LAE from the 2004 Hurricanes. The increase in losses and LAE is also due to the growth in business in the Property and Marine and Casualty segments. The increase in the loss ratio in 2005 from 2004 is due primarily to losses from the 2005 Hurricanes that contributed 33.8% to the loss and LAE ratio in 2005 as compared with losses from the 2004 Hurricanes that contributed 15.9% to the loss and LAE ratio in 2004. The losses and LAE from the hurricanes in 2005 and 2004 were partially offset by net favorable loss development of $97,315,000, representing 5.7% of net premiums earned in 2005 and $57,151,000, representing 3.9% of net premiums earned in 2004. Catastrophe losses other than from the 2005 Hurricanes were approximately $24,600,000 or 1.4% of net premiums earned. There were no significant catastrophe losses in 2004 other than from the 2004 Hurricanes.
      Acquisition expenses and resulting acquisition expense ratios for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase

Acquisition expenses	$403,135	$327,821	$75,314
Acquisition expense ratios	23.5%	22.6%	0.9 points
      The increase in acquisition expenses in 2005 as compared with 2004 is consistent with the growth in business in the Property and Marine and Casualty segments. Contributing to the increase in the acquisition expense ratio in 2005 as compared with 2004 are greater reductions of profit commissions under reinsurance contracts that incurred losses from the 2004 Hurricanes as compared with similar reductions of profit commissions in 2005 relating to the 2005 Hurricanes. Profit commission reductions relating to the 2005 Hurricanes were $3,654,000 representing 0.2% of net premiums earned as compared with profit commission reductions relating to the 2004 Hurricanes of $10,243,000 representing 0.7% of net premiums earned. Acquisition expenses also includes increases in adjustable commissions of approximately $15,790,000 in 2005 relating to prior years’ loss development, representing 0.9% of net premiums earned as compared with increases of $1,631,000 of adjustable commissions in 2004, representing 0.1% of net premiums earned. The acquisition expense ratios in 2005 and 2004 are also affected by changes in the mix of business.
      Operating expenses for the years ended December 31, 2005 and 2004 were $69,827,000 and $66,333,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. The increase of $3,494,000 in operating expenses in 2005 as compared with 2004 was attributable to increased costs associated with increased compensation costs.
      Net foreign currency exchange gains (losses) for the years ended December 31, 2005 and 2004 were ($2,111,000) and $725,000, respectively. We routinely do business in various foreign currencies. Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in foreign currencies. We periodically monitor our largest foreign currency exposures and purchases or sells foreign currency denominated invested assets to match these exposures. Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.
      Interest expense for the years ended December 31, 2005 and 2004 was $20,006,000 and $9,268,000, respectively, and includes interest related to the ESU’s as well as interest on debt obligations. The increase in 2005 as compared with 2004 is primarily due to interest on debt obligations of $250,000,000 issued in May 2005. As a result of the repurchase of $94,660,000 of the Remarketed Senior Guaranteed Notes due in 2007, we incurred a loss on repurchase of debt of $2,486,000. This includes a premium paid to the debt holders of $1,644,000, and related unamortized debt issuance costs, dealer/manager fees, and professional fees and expenses of $842,000.
      Income taxes (benefit) and the effective tax rate for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Decrease

Income taxes (benefit)	$(24,967)	$30,349	$(55,316)
Effective tax rate	15.4%	26.4%	(11.0) points
      The income tax benefit in 2005 as compared with income tax expense in 2004 is due to the loss before income tax benefit in 2005. The effective tax rate in any given year is based on income before tax expense of our subsidiaries that operate in several jurisdictions with varying corporate income tax rates. Platinum Holdings and Platinum Bermuda are not subject to corporate income tax. In 2005, approximately 45.0% of the net loss before tax benefit was derived from Platinum Holdings and Platinum Bermuda. In 2004, approximately 16.9% of the net income before income tax expense was derived from Platinum Holdings and Platinum

Bermuda. Additionally, we incurred approximately $6,500,000 of income tax expense in 2005 associated with the transfer from Platinum Finance to Platinum Holdings of the proceeds from the issuance of debt obligations in May 2005. This transaction is deemed to be a taxable distribution under U.S. tax law and subject to U.S. withholding tax.
     Year Ended December 31, 2004 as Compared with the Year Ended December 31, 2003
      Net income for the years ended December 31, 2004 and 2003 was as follows ($ in thousands):

	2004	2003	Decrease

Net income	$84,783	$144,823	$(60,040)
      The decrease in net income in 2004 as compared with 2003 is attributable to a decline in underwriting income of $115,429,000. The decline in underwriting income was due primarily to the 2004 Hurricanes, partially offset by growth of profitable business in all segments and net favorable development of $55,520,000. Net favorable development includes the development of prior years’ unpaid losses and LAE and the related impact on premiums and profit commissions. Net income in 2004 as compared with 2003 was also favorably impacted by an increase in investment income of $26,887,000 and reductions in corporate expenses of $9,871,000 and income tax expense of $18,526,000.
      Net premiums written and net premiums earned for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

	2004	2003	Increase

Net premiums written	$1,646,013	$1,172,142	$473,871
Net premiums earned	$1,447,935	$1,067,527	$380,408
      The increase in net premiums written and earned in 2004 as compared with 2003 is attributable to growth in all segments, and includes approximately $29,265,000 of additional premiums related to losses arising from the 2004 Hurricanes. The increase in net premiums earned is related to the growth in current and prior periods’ net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
      Net investment income for the years ended December 31, 2004 and 2003 was $84,532,000 and $57,645,000, respectively. Net investment income increased during 2004 primarily due to increased invested assets attributable to positive cash flow from operations, excluding trading securities activities, which were $698,223,000 and $469,168,000 in 2004 and 2003, respectively. Fixed maturity securities were $2,240,202,000 and $1,678,138,000 at December 31, 2004 and 2003, respectively. The book basis yields on fixed maturity securities were 4.3% and 4.1% at December 31, 2004 and 2003, respectively. Net investment income included $2,651,000 and $776,000 of interest earned on funds held for the years ended December 31, 2004 and 2003, respectively. Net investment income for the year ended December 31, 2003 included $1,357,000 of interest received from St. Paul on balances due relating to the Quota Share Retrocession Agreements. Net realized gains on investments of $1,955,000 and $2,781,000 for the years ended December 31, 2004 and 2003, respectively, were the result of investment sale activity to manage the quality, diversity, currency exposure, duration and tax profile of the investment portfolio.
      Other income for the years ended December 31, 2004 and 2003 was $3,211,000 and $3,343,000, respectively. Other income in 2004 includes $1,036,000 of net unrealized gains relating to changes in fair value of fixed maturity securities classified as trading, $758,000 of earnings on reinsurance contracts accounted for as deposits and a gain of $1,000,000 on the sale of assets. Other income in 2003 includes $1,282,000 of net unrealized losses relating to changes in fair value of fixed maturity securities classified as trading and, $4,625,000 of earnings on reinsurance contracts accounted for as deposits. Earnings on reinsurance contracts accounted for as deposits decreased in 2004 from 2003 due to a fewer number of such contracts.
      Net foreign currency exchange gains (losses) for the years ended December 31, 2004 and 2003 were $725,000 and ($114,000), respectively. We routinely do business in various foreign currencies. The decrease in net foreign currency exchange losses is due to efforts to better manage exposures to foreign currency exchange rate fluctuations by holding invested assets denominated in the foreign currencies in which the related net insurance liabilities are denominated. We periodically review our largest foreign currency exposures and purchases or sells foreign currency denominated invested assets to match these exposures.
      Losses and LAE and the resulting loss and LAE ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

	2004	2003	Increase

Losses and LAE	$1,019,804	$584,171	$435,633
Losses and LAE ratios	70.4%	54.7%	15.7 points
      The increase in losses and LAE in 2004 as compared with 2003 is due primarily to losses of approximately $230,475,000 from the 2004 Hurricanes and the growth in business in all segments. The increase in the loss ratio in 2004 from 2003 is due primarily to losses from the 2004 Hurricanes that contributed 15.9% to the loss and LAE ratio in 2004. Net favorable loss development of $57,151,000 reduced the loss and LAE ratio by 3.9% in 2004 as compared with net favorable loss development of $50,866,000 that reduced the loss and LAE ratio by 4.8% in 2003.
      Acquisition expenses and resulting acquisition expense ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

			Increase
	2004	2003	(decrease)

Acquisition expenses	$327,821	$251,226	$76,595
Acquisition expense ratios	22.6%	23.5%	(0.9) points
      The increase in acquisition expenses in 2004 as compared with 2003 is consistent with the growth in business in all segments, partially offset by reductions of profit commissions under reinsurance contracts that incurred losses from the 2004 Hurricanes. The decrease in the acquisition expense ratio in 2004 from 2003 is primarily due to changes in the mix of business as well as reductions of profit commissions related to losses from the 2004 Hurricanes.
      Operating expenses for the years ended December 31, 2004 and 2003 were $66,333,000 and $92,595,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. The decline of $26,262,000 in operating expenses in 2004 as compared with 2003 was attributable to a reduction of $11,408,000 in incentive-based compensation in 2004 as compared with 2003 due to the decline in our net income, a charge of $9,289,000 in 2003 related to the separation and consulting agreement with a former chief executive officer of the Company, as well as various non-recurring start-up costs of approximately $9,239,000 incurred in 2003.
      Interest expense for the years ended December 31, 2004 and 2003 was $9,268,000 and $9,492,000, respectively, and relates to the Company’s ESU’s, which were classified as debt obligations on our balance sheet.
      Income taxes and the effective tax rate for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

			Increase
	2004	2003	(decrease)

Income taxes	$30,349	$48,875	$(18,526)
Effective tax rate	26.4%	25.2%	1.2 points
      Income taxes decreased in 2004 from 2003 due to the decline in income before income tax expense. The effective tax rate in any given year is based on income before tax expense of our subsidiaries that operate in several jurisdictions with varying corporate income tax rates. Platinum Holdings and Platinum Bermuda are not subject to corporate income tax. While the effective income tax rates in 2004 and 2003 are comparable, both years include events that increased the effective income tax rate. In 2004 approximately 80% of the losses from the 2004 Hurricanes were incurred by Platinum Bermuda without tax benefit and in 2003 expenses related to the severance payment to and share option expense of a former chief executive officer of the Company were incurred by Platinum Holdings without tax benefit.

Segment Information
      We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. In managing our operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Segment underwriting income is reconciled to income before income taxes. The measures used by management in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments for the years ended December 31, 2005, 2004 and 2003 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total

Year ended December 31, 2005:
Net premiums written	$575,055	$809,031	$333,636	$1,717,722

Net premiums earned	569,173	789,629	355,921	1,714,723
Losses and LAE	756,742	511,609	237,074	1,505,425
Acquisition expenses	93,983	194,397	114,755	403,135
Other underwriting expenses	26,074	24,690	4,905	55,669

Segment underwriting income (loss)	$(307,626)	$58,933	$(813)	$(249,506)

Net investment income and net realized losses on investments				126,399
Net foreign currency exchange losses				(2,111)
Other expense				(586)
Corporate expenses not allocated to segments				(14,158)
Interest expense				(20,006)
Loss on repurchase of debt				(2,486)

Loss before income tax benefit				$(162,454)

Ratios:
Losses and LAE	133.0%	64.8%	66.6%	87.8%
Acquisition expense	16.5%	24.6%	32.2%	23.5%
Other underwriting expense	4.6%	3.1%	1.4%	3.2%

Combined	154.1%	92.5%	100.2%	114.5%

Year ended December 31, 2004:
Net premiums written	$504,439	$677,399	$464,175	$1,646,013

Net premiums earned	485,135	611,893	350,907	1,447,935
Losses and LAE	349,557	418,355	251,892	1,019,804
Acquisition expenses	76,360	151,649	99,812	327,821
Other underwriting expenses	27,827	19,086	6,224	53,137

Segment underwriting income (loss)	$31,391	$22,803	$(7,021)	$47,173

Net investment income and net realized gains on investments				86,487
Net foreign currency exchange gains				725
Other income				3,211
Corporate expenses not allocated to segments				(13,196)
Interest expense				(9,268)

Income before income taxes				$115,132

	Property
	and Marine	Casualty	Finite Risk	Total

Ratios:
Losses and LAE	72.1%	68.4%	71.8%	70.4%
Acquisition expense	15.7%	24.8%	28.4%	22.6%
Other underwriting expense	5.7%	3.1%	1.8%	3.7%

Combined	93.5%	96.3%	102.0%	96.7%

Year ended December 31, 2003:
Net premiums written	$352,908	$474,000	$345,234	$1,172,142

Net premiums earned	355,556	391,170	320,801	1,067,527
Losses and LAE	169,944	266,836	147,391	584,171
Acquisition expenses	52,154	101,005	98,067	251,226
Other underwriting expenses	35,598	21,060	12,870	69,528

Segment underwriting income	$97,860	$2,269	$62,473	$162,602

Net investment income and net realized gains on investments				60,426
Net foreign currency exchange losses				(114)
Other income				3,343
Corporate expenses not allocated to segments				(23,067)
Interest expense				(9,492)

Income before income taxes				$193,698

Ratios:
Losses and LAE	47.8%	68.2%	45.9%	54.7%
Acquisition expense	14.7%	25.8%	30.6%	23.5%
Other underwriting expense	10.0%	5.4%	4.0%	6.5%

Combined	72.5%	99.4%	80.5%	84.7%

Property and Marine
      The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets. This business includes catastrophe excess-of-loss treaties, per-risk excess-of-loss treaties and proportional treaties. This operating segment generated 33.5%, 30.6% and 30.1% of our net premiums written in 2005, 2004 and 2003, respectively.

Year Ended December 31, 2005 as Compared with the Year Ended December 31, 2004
      Net premiums written and net premiums earned for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase

Net premiums written	$575,055	$504,439	$70,616
Net premiums earned	$569,173	$485,135	$84,038
      Net premiums written and earned increased in 2005 as compared with 2004 due to growth primarily in the North American pro-rata and catastrophe classes. The most significant increase was in the property pro-rata class where we increased our net premiums written in catastrophe exposed business in Florida. Net premiums written and earned in 2005 also include additional premiums of approximately $45,409,000 and $42,624,000, respectively, from reinsurance contracts that incurred losses arising from the 2005 Hurricanes. Net premiums written and earned in 2004 include approximately $16,198,000 of additional premiums resulting from losses arising from the 2004 Hurricanes. Net premiums written and earned in 2005 also include $2,685,000 of increases in premiums relating to unfavorable loss development on the 2004 Hurricanes. There were no significant premium changes relating to loss development in 2004.

      Losses and LAE and the resulting loss ratios for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase

Losses and LAE	$756,742	$349,557	$407,185
Losses and LAE ratio	133.0%	72.1%	60.9 points
      The increase in losses and LAE and the related losses and LAE ratio in 2005 as compared with 2004 is due to losses of $549,050,000 arising from the 2005 Hurricanes as compared with losses of $169,652,000 arising from the 2004 Hurricanes. Losses from the 2005 Hurricanes represent 96.5 points of the 2005 loss and LAE ratio as compared with losses from the 2004 Hurricanes that represent 35.0 points of the 2004 loss and LAE ratio. Also contributing to the increase in losses and LAE in 2005 as compared with 2004 is the growth in business. The losses and LAE from the 2005 Hurricanes and 2004 Hurricanes were partially offset by net favorable loss development of approximately $51,298,000 representing 9.0% of net premiums earned in 2005 and approximately $48,478,000 representing 10.0% of net premiums earned in 2004. During 2005 and 2004, actual reported losses were significantly less than expected for the short-tailed non-catastrophe property lines resulting in reductions in estimated ultimate losses for such lines. The losses and LAE ratio is also affected by the additional premiums arising from the 2005 Hurricanes and 2004 Hurricanes.
      Acquisition expenses and resulting acquisition expense ratios for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase

Acquisition expenses	$93,983	$76,360	$17,623
Acquisition expense ratio	16.5%	15.7%	0.8 point
      The increase in acquisition expenses in 2005 as compared with 2004 is consistent with the growth in business. The increase in the acquisition expense ratio is primarily due to increases in commissions of $6,489,000 in 2005 related to the net favorable development of non-catastrophe losses and LAE, partially offset by commission reductions of $3,654,000 in 2005 related to reinsurance contracts with catastrophe losses. There were no significant commission adjustments in 2004. The acquisition expense ratios in 2005 and 2004 are also affected by changes in the mix of business.
      Other underwriting expenses for the years ended December 31, 2005 and 2004 were $26,074,000 and $27,827,000, respectively. The decrease in other underwriting expenses is due to cost reductions in the Property and Marine segment in 2005, partially offset by the allocation of a greater percentage of common operating and administrative costs to the Property segment due to a decline in underwriting activity in the Finite Risk segment. Other underwriting expenses for the years ended December 31, 2005 and 2004 include fees of $6,538,000 and $6,395,000, respectively, relating to the Services and Capacity Reservation Agreement effective October 1, 2002 with RenaissanceRe (the “RenRe Agreement”) that provides for a periodic review of aggregate property catastrophe exposures by RenaissanceRe.

Year Ended December 31, 2004 as Compared with the Year Ended December 31, 2003
      Net premiums written and net premiums earned for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

	2004	2003	Increase

Net premiums written	$504,439	$352,908	$151,531
Net premiums earned	$485,135	$355,556	$129,579
      Net premiums written and earned increased in 2004, as compared with 2003, due to growth across all property classes. The increase in net premiums written is also the result of a more efficient use of catastrophe capacity through enhanced modeling capabilities, an increase of property pro-rata business and a transfer of catastrophe capacity from the Finite Risk segment to the Property and Marine segment. Net premiums written and earned also include approximately $16,198,000 of additional premiums from reinsurance contracts that incurred losses arising from the 2004 Hurricanes.
      Losses and LAE and the resulting loss ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

	2004	2003	Increase

Losses and LAE	$349,557	$169,944	$179,613
Losses and LAE ratio	72.1%	47.8%	24.3 points
      The increase in losses and LAE and the related losses and LAE ratio in 2004 is due to losses of $169,652,000 from the 2004 Hurricanes as compared with the low level of catastrophe losses in 2003. Also contributing to the increase in losses and LAE in 2004 as compared with 2003 is the growth in business. Partially offsetting the increased losses and LAE relating to the 2004 Hurricanes is approximately $48,478,000 of net favorable development of prior years’ unpaid losses and LAE in 2004 representing 10.0% of net premiums earned in 2004 as compared with approximately $31,600,000 of net favorable development in 2003 representing 8.9% of net premiums earned in 2003. During 2004 and 2003, actual reported losses were significantly less than expected for the short-tailed non-catastrophe property lines resulting in reductions in estimated ultimate losses for such lines.
      Acquisition expenses and resulting acquisition expense ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

	2004	2003	Increase

Acquisition expenses	$76,360	$52,154	$24,206
Acquisition expense ratio	15.7%	14.7%	1.0 points
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

Casualty
      The Casualty operating segment principally includes reinsurance treaties that cover umbrella liability, general and product liability, professional liability, workers’ compensation, casualty clash, automobile liability, surety and trade credit. This operating segment also includes accident and health treaties, which are predominantly reinsurance of health insurance products. This operating segment generated 47.1%, 41.2% and 40.4% of our net premiums written for the years ended December 31, 2005, 2004 and 2003, respectively.

Year Ended December 31, 2005 as Compared with the Year Ended December 31, 2004
      Net premiums written and net premiums earned for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase

Net premiums written	$809,031	$677,399	$131,632
Net premiums earned	$789,629	$611,893	$177,736
      The increase in net premiums written and earned is due to growth primarily in the casualty excess class as well as expanded participation in proportional general liability, surety and trade credit business. Also, net premiums written and earned in 2005 as compared with 2004 were affected by revisions of prior years’ estimates resulting in increases in net premiums written and earned in 2005 of approximately $55,500,000 and $37,600,000, respectively. This increase is due to growth in the casualty business and increased ultimate premiums from prior underwriting years’ excess-of-loss classes due to greater than expected premiums being reported from ceding companies. This compares with revisions of prior years’ estimates resulting in reductions of net premiums written and earned in 2004 of approximately $21,300,000 and $14,300,000, respectively. These adjustments were based on reported premiums from ceding companies and revised projections of ultimate premiums written under reinsurance contracts. The net effect of changes in premium estimates, after considering corresponding changes in related expenses, did not have a significant net effect on underwriting income. The increase in net premium earned is related to the growth in current and prior years’ written premiums and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
      Losses and LAE and the resulting loss ratios for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)

Losses and LAE	$511,609	$418,355	$93,254
Losses and LAE ratio	64.8%	68.4%	(3.6) points
      The increase in losses and LAE in 2005 as compared with 2004 is consistent with the growth in net premiums earned. Losses and LAE in 2005 included net favorable loss development of approximately $15,913,000, representing 2.0% of net premiums earned in 2005, and approximately $675,000 of net unfavorable loss development, representing 0.1% of net premiums earned in 2004. The decrease in the loss and LAE ratio in 2005 is also due, in part, to changes in the mix of business toward classes with lower loss ratios.
      Acquisition expenses and resulting acquisition expense ratios for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)

Acquisition expenses	$194,397	$151,649	$42,748
Acquisition expense ratio	24.6%	24.8%	(0.2) points
      The increase in acquisition expenses is due primarily to the increase in net premiums earned in 2005 as compared with 2004. The acquisition expense ratios are comparable for the years ended December 31, 2005 and 2004.
      Other underwriting expenses for the years ended December 31, 2005 and 2004 were $24,690,000 and $19,086,000, respectively. The increase in other underwriting expenses is due to the growth of business in the segment as well as the allocation of a greater percentage of common operating and administrative costs to the segment due to a decline in underwriting activity in the Finite Risk segment. The other underwriting expense ratios in 2005 and 2004 remained comparable at 3.1%.

Year Ended December 31, 2004 as Compared with the Year Ended December 31, 2003
      Net premiums written and net premiums earned for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

	2004	2003	Increase

Net premiums written	$677,399	$474,000	$203,399
Net premiums earned	$611,893	$391,170	$220,723
      The increase in premiums written and earned is due to the growth in contracts bound in both 2003 and 2004 and rate increases in certain lines of business in 2004 that together generated net premiums written in 2004. We continue to expand our treaty participation with existing clients and form new client relationships.

Additionally, in 2004 we expanded our participation in surety and trade credit business. In response to deteriorating market conditions in 2004 in the directors and officers liability line of business, we began to significantly decrease our involvement in that line. Also, increases in premiums written were offset by revisions of estimates of Casualty premiums that resulted in reductions of net premiums written and earned in 2004 of approximately $21,300,000 and $14,300,000, respectively, as compared with similar reductions of net premiums written and earned in 2003 of $35,300,000 and $16,100,000, respectively. The revisions to estimates are based on reported premiums from ceding companies and revised projections of ultimate premiums written under reinsurance contracts. The net effect on underwriting income of the revisions of estimates, after reductions in related losses, LAE and acquisitions expenses, was not significant. The increase in net premiums earned is related to and consistent with the increase in net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
      Losses and LAE and the resulting loss ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

	2004	2003	Increase

Losses and LAE	$418,355	$266,836	$151,519
Losses and LAE ratio	68.4%	68.2%	0.2 points
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
      Acquisition expenses and resulting acquisition expense ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

			Increase
	2004	2003	(decrease)

Acquisition expenses	$151,649	$101,005	$50,644
Acquisition expense ratio	24.8%	25.8%	(1.0) point
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

Finite Risk
      The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products. Typically, the amount of losses we might pay is finite or capped. In return for this limit on losses, we often accept a cap on the potential profit margin specified in the treaty and return profits above this margin to the ceding company. Due to the significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of loss and loss adjustment expense ratios. The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract. The three main categories of finite risk contracts are finite quota share, multi-year excess-of-loss and whole account aggregate stop loss. This operating segment generated 19.4%, 28.2% and 29.5% of our net premiums written for the years ended December 31, 2005, 2004, and 2003, respectively. The ongoing investigations by legal and regulatory authorities have reduced demand for finite risk products in 2005.

Year Ended December 31, 2005 as Compared with the Year Ended December 31, 2004
      Net premiums written and net premiums earned for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)

Net premiums written	$333,636	$464,175	$(130,539)
Net premiums earned	$355,921	$350,907	$5,014
      The Finite Risk portfolio consists of a small number of contracts that can be large in premium size and, consequently, overall premium volume may vary significantly from year to year. Net premiums written decreased significantly in 2005 as compared with 2004 as fewer contracts are in force. The decrease in net premiums written is primarily attributable to several large accident and health capped quota share contracts that were written in 2004 and not renewed in 2005. The resulting decline in finite accident and health net premiums earned was offset by an increase in finite casualty net premiums earned. Net premiums earned are related to current and prior years’ net premiums written and are affected by changes in the mix of business and the structure of the underlying reinsurance contracts. Net premiums written and earned in 2005 and 2004 include approximately $4,042,000 and $13,067,000 of additional premiums resulting from losses arising from the 2005 Hurricanes and 2004 Hurricanes, respectively. Additionally in 2005, favorable development of losses in this segment related to the 2004 Hurricanes resulted in a reduction of net premiums written and earned of $4,953,000.
      Effective January 1, 2006 a finite quota share contract was canceled on a cut-off basis. During the first quarter of 2006 we will reflect the effect of the cancellation by recording a reduction of unearned and written premiums of approximately $58,164,000. The premiums were previously reported as written in 2005. The net impact of all adjustments related to this cancellation will have no impact on previously reported underwriting results of this segment.
      Losses and LAE, acquisition expenses and the resulting ratios for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)

Losses and LAE	$237,074	$251,892	$(14,818)
Acquisition expenses	114,755	99,812	14,943
Losses, LAE and acquisition expenses	$351,829	$351,704	$125
Losses, LAE and acquisition expense ratio	98.8%	100.2%	(1.4) points
      The decrease in losses, LAE and acquisition expenses and the losses, LAE and acquisition expense ratio in 2005 as compared with 2004 is primarily due to the more significant losses arising from the 2004 Hurricanes than from the 2005 Hurricanes. Losses, LAE and acquisition expenses arising from the 2005 Hurricanes were $31,000,000 representing 8.7% of net premiums earned in 2005 as compared with losses, LAE and acquisition expenses arising from the 2004 Hurricanes of $50,580,000 representing 14.4% of net premiums earned in 2004. Net favorable development impacting both losses and LAE and acquisition expenses occurred in both 2005 and 2004. Net favorable development in 2005 and 2004 amounted to $21,187,000 representing 5.6% of net premiums earned in 2005 as compared with $7,717,000 representing 2.2% of net premiums earned in 2004. Exclusive of hurricane losses and net favorable development, the overall loss, LAE and acquisition expense ratio increased in 2005 as compared with 2004 due to the shift toward casualty business that generally has a higher combined ratio.

      Other underwriting expenses for the years ended December 31, 2005 and 2004 were $4,905,000 and $6,224,000, respectively. The decrease in other underwriting expenses is due to the allocation of a greater percentage of direct and common operating costs to the Casualty segment due to a decline in underwriting activity in the Finite Risk segment.

Year Ended December 31, 2004 as Compared with the Year Ended December 31, 2003
      Net premiums written and net premiums earned for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

	2004	2003	Increase

Net premiums written	$464,175	$345,234	$118,941
Net premiums earned	$350,907	$320,801	$30,106
      The increase in net premiums written and net premiums earned is primarily attributable to several large capped quota share contracts that were written in 2004. Net premiums earned are related to current and prior periods’ net premiums written and are affected by changes in the mix of business and the structure of the underlying reinsurance contracts. Net premiums written and earned also include approximately $13,067,000 of additional premiums from reinsurance contracts that incurred losses arising from the 2004 Hurricanes.
      Losses and LAE, acquisition expenses and the resulting ratios for the years ended December 31, 2004 and 2003 were as follows ($ in thousands):

	2004	2003	Increase

Losses and LAE	$251,892	$147,391	$104,501
Acquisition expenses	99,812	98,067	1,745
Losses, LAE and acquisition expenses	$351,704	$245,458	$106,246
Losses, LAE and acquisition expense ratio	100.2%	76.5%	23.7 points
      The increase in losses, LAE and acquisition expenses and the losses, LAE and acquisition expense ratio in 2004 as compared with 2003 is primarily due to losses of $60,823,000 from the 2004 Hurricanes, partially offset by a reduction in profit commissions of $10,243,000. There were no catastrophe losses in 2003. In addition, several capped quota share contracts were written in 2004 that included primarily casualty business as compared with business written in 2003 that included a higher percentage of finite property business with lower loss ratios. Favorable development impacting both losses and LAE and acquisition expenses occurred in both 2004 and 2003. Net favorable development in 2004 was approximately $7,717,000 representing 2.2% of net premiums earned in 2004 as compared with approximately $17,900,000 representing 5.6% of net premiums earned in 2003.
      Other underwriting expenses for the years ended December 31, 2004 and 2003 were $6,224,000 and $12,870,000, respectively. The decrease in other underwriting expenses is due to cost reductions in the Finite Risk segment in 2004, the reduction of incentive based compensation in 2004, as well as various non-recurring start-up costs incurred in 2003.

Financial Condition, Liquidity and Capital Resources

Financial Condition
      Cash and cash equivalents and investments as of December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase

Cash and cash equivalents	$820,746	$209,897	$610,849
Fixed maturity securities	2,987,703	2,236,526	751,177
Preferred stocks	8,186	3,676	4,510
Short-term investments	8,793	—	8,793

Total	$3,825,428	$2,450,099	$1,375,329

      The increase in cash and cash equivalents in 2005 as compared to 2004 is due to the completion of the offerings of common and preferred shares at the end of 2005. The total increase in cash and cash equivalents and investments is due in part to positive cash flow from operations, excluding trading securities activities, which was $618,909,000 and $698,223,000 in 2005 and 2004, respectively. Also contributing to the increase in the invested assets in 2005 are the net proceeds from the issuances of: debt of $246,900,000, Preferred Shares of $168,162,000 and Common Shares of $426,293,000, including common shares issued upon settlement of the purchase contracts that formed a part of the ESU’s. Our available-for-sale and trading portfolios are primarily composed of diversified, high quality, predominantly publicly traded fixed maturity securities. The investment portfolio, excluding cash and cash equivalents, had a weighted average duration of 3.5 years as of December 31, 2005. We maintain and periodically update our overall duration target for the portfolio and routinely monitor the composition of, and cash flows from, the portfolio to maintain liquidity necessary to meet our obligations. Other invested asset represents an investment in Inter-Ocean Holdings, Ltd., a non-public reinsurance company. As a result of routine evaluations of investments during 2005, we wrote down the carrying value of the investment in Inter-Ocean Holdings, Ltd. to its estimated net realizable value and recorded a realized loss of $1,769,000. The Company has no ceded or assumed reinsurance business with Inter-Ocean Holdings, Ltd.
      Premiums receivable include significant estimates. Premiums receivable as of December 31, 2005 of $567,449,000 include $496,603,000 that is based upon estimates. Premiums receivable as of December 31, 2004 of $580,048,000 include $530,066,000 that is based upon estimates. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. As of December 31, 2005, no such allowance was made based on the Company’s historical experience, the general profile of its ceding companies and its ability in most cases to contractually offset premiums receivable with losses and loss adjustment expense or other amounts payable to the same parties.
      Unpaid losses and LAE as of December 31, 2005 of $2,323,990,000 include $1,812,245,000 of IBNR. Unpaid losses and LAE as of December 31, 2004 of $1,380,955,000 includes $1,151,501,000 of IBNR.
      Commissions payable as of December 31, 2005 of $186,654,000 include $167,949,000 that is based upon estimates. Commissions payable as of December 31, 2004 of $181,925,000 include $165,050,000 that is based upon estimates.

Sources of Liquidity
      The consolidated sources of funds of the Company consist primarily of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, issuances of securities and actual cash and cash equivalents held by the Company. Net cash flows provided by operations, excluding trading securities activities, for the years ended December 31, 2005, 2004 and 2003 were $618,909,000, $698,223,000 and $469,168,000, respectively, and were used primarily to acquire additional investments. The catastrophe losses of 2005 and, to a lesser extent, the catastrophe losses in 2004, will create an unusually large amount of loss payments over the next year that will adversely affect net cash flows from operations.
      Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All of its reinsurance operations are conducted through its wholly owned operating subsidiaries Platinum Bermuda, Platinum US and Platinum UK. As a holding company, the cash flow of Platinum Holdings consists primarily of dividends, interest and other permissible payments from its subsidiaries and issuances of securities. Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the payment of any dividends to its preferred and common shareholders.
      The Company filed an unallocated universal shelf registration statement with the SEC, which the SEC declared effective on November 8, 2005. Under this shelf registration statement the Company may issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of the above, including debt securities of Platinum Finance, unconditionally guaranteed by Platinum Holdings. To affect any such sales from time to time, Platinum Holdings and/or Platinum Finance will file one or more supplements to the prospectus forming a part of such registration statement, which will provide details of any proposed offering. In December 2005, Platinum Holdings issued $132,909,000 of Common Shares and $173,363,000 of mandatory convertible preferred shares under this unallocated shelf registration statement. On February 15, 2009, the mandatory conversion date, each preferred share will automatically convert into a number of our Common Shares based on the volume-weighted average price per Common Share on the 20 consecutive trading days ending on the third trading day prior to February 15, 2009. The conversion rate will not be more than one to one and not less than 0.7874 common share, depending on the market value of our Common Shares. The conversion rate of our Preferred Shares to Common Shares is subject to anti-dilution adjustments under certain circumstances, including the payment of dividends on our Common Shares in Common Shares, the issuance to all holders of Common Share rights or warrants to acquire Common Shares at less than market price, and the payment of cash dividends per Common Share in excess of $0.08 per quarter, subject to adjustment whenever the conversion rate is adjusted. Unless all accrued, cumulated and unpaid dividends on our Preferred Shares for all past quarterly dividend periods have been paid in full we cannot declare or pay any dividend or make any distribution of assets on our Common Shares. If dividends on the Preferred Shares outstanding have not been paid in an amount equal to six full quarterly dividends, holders of the outstanding Preferred Shares will be entitled to elect two additional directors to our board of directors. These voting rights will continue until all accrued, cumulated and unpaid dividends on the Preferred Shares then outstanding are paid in full.
      The Company filed an allocated universal shelf registration statement with the SEC, which the SEC declared effective on April 5, 2004. The securities registered under the shelf registration statement for sales included up to $750,000,000 of common shares, preferred shares and various types of debt securities. Common Shares held by St. Paul and RenaissanceRe and common shares issuable upon exercise of options owned by St. Paul and RenaissanceRe accounted for $586,381,900 of the $750,000,000 of securities registered under the registration statement. St. Paul’s sold 6,000,000 of the Company’s common shares in an underwritten public offering, which was effected pursuant to a prospectus supplement to the shelf registration statement dated June 28, 2004 and completed on June 30, 2004. The 6,000,000 common shares sold by St. Paul amounted to $177,330,000 of the $750,000,000 securities registered under the shelf registration statement. The Company did not sell any common shares in the offering and did not receive any proceeds from the sale of the common shares by St. Paul. On September 22, 2005, Platinum Holdings completed the offering of 5,839,286 common shares at a price to the public of $28.00 per share, less related expenses. The proceeds were $161,865,000, net of expenses. This common share offering utilized substantially all of the remaining capacity allocated to the Company under the allocated shelf registration statement. On December 6, 2005, Renaissance Re sold its 3,960,000 common shares in a public offering, which was effected pursuant to a prospectus supplement to the allocated universal shelf registration statement effective April 5, 2004. The 3,960,000 common shares sold by Renaissance Re amounted to $119,394,000.
      On December 1, 2005, certain reform measures simplifying the process for conducting registered securities offerings under the Securities Act came into effect. The new rules provide that shelf registration statements of certain well-known seasoned issuers, such as Platinum Holdings, are eligible for effectiveness automatically upon filing. Should Platinum Holdings seek to issue securities in the future, it may make use of such new rules.
      In November 2002, the Company issued the ESU’s each of which consisted of a contract to purchase common shares of the Company in 2005 and an ownership interest in a Senior Guaranteed Note. On August 16, 2005, Platinum Finance successfully completed the remarketing of $137,500,000 aggregate principal amount of the Senior Guaranteed Notes due November 16, 2007 at a price of 100.7738% with a reset interest rate of 6.371% (the “Remarketed Notes”). Interest is payable on the Remarketed Notes on May 16 and November 16 of each year, commencing November 16, 2005. The Remarketed Notes are unconditionally guaranteed by Platinum Holdings. The remarketing was conducted on behalf of holders of the ESU’s and neither Platinum Holdings nor Platinum Finance received any cash proceeds from the remarketing. Proceeds from the remarketing were used to purchase a portfolio of U.S. Treasury securities to collateralize the obligations of the holders of the ESU’s under the related common share purchase contract and to pay the remarketing fee. There were no excess proceeds distributed to holders of the ESU’s in connection with the remarketing. On November 16, 2005, Platinum settled the purchase contract component by issuing 5,008,850 common shares, which generated cash proceeds to the Company of $137,500,000, less related fees and expenses. As a result of the settlement of the purchase contract component of the ESUs, the ESUs ceased to exist and are no longer traded on the New York Stock Exchange.
      Also in the fourth quarter of 2005, Platinum Holdings and Platinum Finance completed an exchange offer through which they exchanged the outstanding Remarketed Notes for Series B Remarketed Senior Guaranteed Notes (the “Series B Remarketed Notes”) having substantially the same terms and which have been registered under the Securities Act of 1933, as amended (the “Securities Act”) and a tender offer to repurchase all of the outstanding Remarketed Notes and Series B Remarketed Notes. As a result of these offers, all of the Remarketed Notes were tendered for exchange or repurchased and $42,840,000 of the Series B Remarketed Notes remain outstanding.
      In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of Series A Notes due June 1, 2017, unconditionally guaranteed by Platinum Holdings. The Series A Notes were issued in a transaction exempt from the registration requirements under the Securities Act. The proceeds of the Series A Notes were used primarily to increase the capital of Platinum Bermuda and Platinum US. Interest at a per annum rate of 7.5% is payable on the Series A Notes on each June 1 and December 1 commencing on December 1, 2005. Platinum Finance may redeem the Series A Notes, at its option, at any time in whole, or from time to time in part, prior to maturity. The redemption price will be equal to the greater of: (i) 100 percent of the principal amount of the Series A Notes, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at a comparable treasury rate plus 50 basis points, plus in each case, interest accrued but not paid to the date of redemption. In the fourth quarter of 2005, Platinum Holdings and Platinum Finance completed an exchange offer through which they exchanged all $250,000,000 aggregate principal amount of the outstanding Series A Notes for $250,000,000 aggregate principal amount of Series B Notes which have substantially the same terms and which have been registered under the Securities Act (the “Series B Notes”) pursuant to a separate prospectus.
      On October 21, 2005 the Company entered into a three-year $200,000,000 credit agreement with a syndicate of lenders. The credit agreement consists of a $100,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit, and a $100,000,000 senior secured credit facility available for letters of credit. The revolving line of credit will be available for the working capital, liquidity and general corporate requirements of the Company and its subsidiaries. The interest rate on borrowings under the credit facility is based on the election of the Company of either: (1) LIBOR plus 50 basis points or (2) the higher of the prime interest rate of the lead bank providing the credit facility and the federal funds rate plus 50 basis points. The LIBOR rate can decrease by 10 basis points or increase by 12.5 basis points should our credit rating on our senior unsecured debt increase or decrease.

Liquidity Requirements
      The principal consolidated cash requirements of the Company are the payment of losses and LAE, commissions, brokerage, operating expenses, dividends to its preferred and common shareholders, the servicing of debt, the acquisition of and investment in businesses, capital expenditures, purchase of retrocessional contracts and payment of taxes. The catastrophe losses of 2005 and, to a lesser extent, the catastrophe losses in 2004, will create an unusually large amount of loss payments over the next year that could adversely affect net cash flows from operations.
      Platinum Bermuda and Platinum UK are not licensed, approved or accredited as reinsurers anywhere in the United States and therefore, under the terms of most of their contracts with United States ceding companies, they are required to provide collateral to these ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of a letter of credit issued by a bank, the establishment of a trust, or funds withheld. Platinum Bermuda and Platinum UK have obtained letters of credit through commercial banks and may be required to provide the banks with a security interest in certain investments of Platinum Bermuda and Platinum UK.
      Platinum US is obligated to collateralize the liabilities assumed from St. Paul under the Quota Share Retrocession Agreements. Platinum Bermuda and Platinum US have reinsurance and other contracts that also require them to provide collateral to ceding companies should certain events occur, such as a decline in the rating by A.M. Best below specified levels or a decline in statutory equity below specified amounts, or when certain levels of liabilities assumed from ceding companies are attained. Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.
      Investments with a carrying value of $217,628,000 and cash and cash equivalents of $33,885,000 at December 31, 2005 were held in trust to collateralize obligations under the Quota Share Retrocession Agreements. Investments with a carrying value of $130,126,000 and cash and cash equivalents of $15,795,000 at December 31, 2005 were held in trust and letters of credit of $98,122,000 were issued to collateralize obligations under various other reinsurance contracts. Cash and cash equivalents of $38,243,000 at December 31, 2005 were held in trust to collateralize letters of credit.
      The payment of dividends and other distributions from the Company’s regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of the Company in 2006 without prior regulatory approval is estimated to be $197,000,000.
      On August 4, 2004, the board of directors of the Company approved a plan to purchase up to $50,000,000 of its common shares. During the year ended December 31, 2004 the Company purchased 349,700 of its common shares in the open market at an aggregate amount of $9,985,000 at a weighted average price of $28.55 per share. The shares purchased by the Company were canceled. No repurchases of the Company’s common shares were made during the year ended December 31, 2005.
      Management believes that the cash flow generated by the operating activities of the Company’s subsidiaries will provide sufficient funds for the Company to meet its liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to the Company may be influenced by a variety of factors, including economic conditions in general and in the insurance and reinsurance markets, legal and regulatory changes as well as fluctuations from year to year in claims experience and the presence or absence of large catastrophic events. If the Company’s liquidity needs accelerate beyond our ability to fund such obligations from current operating cash flows, the Company may need to liquidate a portion of its investment portfolio or raise additional capital in the capital markets. The Company’s ability to meet its liquidity needs by selling investments or raising additional capital is subject to the timing and pricing risks inherent in the capital markets.

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

Capital Expenditures
      Platinum Holdings, Platinum Bermuda, Platinum US and Platinum UK do not have any material commitments for capital expenditures as of December 31, 2005.
Off-Balance Sheet Arrangements
      The Company does not have any off-balance sheet arrangements, as defined for purposes of SEC rules, which are not accounted for or disclosed in the consolidated financial statements as of December 31, 2005.
Contractual Obligations
      The company has the following contractual obligations ($ in thousands):

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Series B Remarketed Notes due November 16, 2007(1)	$42,840	$—	$42,840	$—	$—
Series B Notes due June 1, 2017(1)	250,000	—	—	—	250,000
Scheduled interest payments	221,083	21,479	40,229	37,500	121,875

Subtotal — Debt Obligations	513,923	21,479	83,069	37,500	371,875
Operating Leases(2)	14,950	2,347	5,758	5,878	967
Gross unpaid losses and LAE(3)	$2,323,990	$913,529	$642,148	$355,096	$413,217

(1)	See note 5 of the Notes to the Consolidated Financial Statements.

(2)	See note 12 of the Notes to the Consolidated Financial Statements.

(3)	There are generally no stated amounts related to reinsurance contracts. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the gross unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2005. There are reinsurance contracts that have terms extending into 2006 under which additional obligations will be incurred.
Current Outlook
      Hurricanes Katrina, Rita and Wilma (the “2005 Hurricanes”) caused significant losses to insurers and reinsurers during the third and fourth quarters of 2005. Following these events, rating agencies strengthened the capital requirements for companies with catastrophe exposures. Many reinsurers added capital through equity and debt offerings, but some saw their financial strength ratings downgraded in any case. In contrast, our A.M. Best rating of “A” (Excellent) was affirmed, which we believe strengthened our relative position in the marketplace.
      A number of new Bermuda-based reinsurance companies were formed after the 2005 Hurricanes. We believe that most of these companies were in the process of assembling their underwriting staff and establishing their market presence during the renewal season for contracts effective on January 1, 2006 (the “January 1 renewal season”). The January 1 renewal season is generally considered the most significant underwriting period of the year for the reinsurance industry.
      We believe the January 1 renewal season was more contentious than usual. We experienced account turnover across all lines of business. However, terms and conditions on most of our renewed treaties improved or remained substantially unchanged depending on the line of business. We expect these conditions to continue during 2006, but the competitive landscape is still evolving and the depth and breadth of market changes for the balance of 2006 remain uncertain.
      For the Property and Marine segment, underlying primary rates and reinsurance rates are expected to increase, particularly for risks exposed to Atlantic hurricanes. During the January 1 renewal season, we achieved average rate increases of over 50% on our U.S. property renewal business and nearly 10% on our non-U.S. property renewal business, as well as average rate increases of approximately 70% on our marine renewal business. Despite having increased our assumptions for the frequency and severity of U.S. windstorm catastrophe exposures, we believe these rate increases result in a portfolio of catastrophe exposed business with expected profitability that is higher than the expected profitability of last year’s portfolio.
      During the January 1 renewal season we wrote more property catastrophe excess-of-loss business and less property risk excess-of-loss and pro-rata business. Property risk excess-of-loss and pro-rata business typically generates relatively more premium than property catastrophe excess-of-loss business having a similar risk level. However, we believe property catastrophe excess-of-loss business generally provides more quantifiable catastrophe exposure and is currently priced more attractively.
      For 2006, we have targeted our net probable maximum loss from catastrophe exposures at various occurrence levels to be approximately equal in dollar terms to the comparable levels in 2005, but relatively lower as a percentage of our expected total capital for the respective years. For example, we expect our net probable maximum loss from catastrophe exposures at the one in 250 year occurrence level to be approximately 20% of total capital for 2006 versus approximately 30% of total capital for 2005. We believe this lower level of net catastrophe exposure will reduce the expected volatility of our operating results.
      Given the magnitude of recent hurricane losses for the insurance and reinsurance industry in general and expectations for an active Atlantic hurricane season in 2006, we believe there is a heightened perception of risk among ceding companies, reinsurers and rating agencies. Accordingly, demand for property catastrophe risk transfer may increase beyond current levels. We expect that, as revisions to catastrophe models are released and new rating agency capital requirements are better understood, there will be continued U.S. market hardening for property and marine business.
      For the Casualty segment, we believe that losses from the 2005 Hurricanes and enhanced rating agency capital requirements will cause certain insurance and reinsurance companies to review their strategies for business which is not generally exposed to catastrophes. During the January 1 renewal season, ceding companies were willing to increase retentions and reinsurers competed for participation on the best treaties. However, rates stabilized in certain lines of business where they had been declining. As a result, we believe that the business underwritten during the January 1 renewal season has approximately the same level of expected profitability as the business we wrote during the comparable period in 2005. We have written more commercial liability and less professional liability, trade credit, accident and health and clash business. We have written approximately the same amount of surety, political risk, medical malpractice and regional business as we did during the comparable period in 2005. We believe that financial security remains a significant concern for buyers of long-tailed reinsurance protection, who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record. We believe that our rating, capitalization and reputation as a lead casualty reinsurer positions us well to write profitable business as the opportunities arise. We expect these conditions to persist through 2006 and that the casualty market will remain attractive.
      In the Finite Risk segment, we believe that the ongoing investigations by the SEC, the office of the Attorney General for the State of New York, the U.S. Attorney for the Southern District of New York and non-U.S. regulatory authorities such as the Bermuda Monetary Authority and the U.K. Financial Services

Authority resulted in significantly diminished demand for limited risk transfer products in 2005. We believe we can deploy our human and financial capital more profitably in other lines of business. As a result, we are devoting fewer underwriting and pricing resources to this segment than in prior years and wrote a relatively small amount of finite business during the January 1 renewal season relative to the comparable period last year. Although we expect the relatively low level of demand will continue during 2006, there are signs that buyers are, once again, considering finite reinsurance as a solution to their risk management needs.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Market and Credit Risk
      The Company’s principal invested assets are fixed maturity securities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower’s ability to meet its debt service obligations. The Company’s strategy to limit this risk is to place its investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or asset class. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect, in the aggregate, the underlying characteristics of our unpaid losses and LAE. The Company attempts to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating for its portfolio of A2 as defined by Moody’s Investor Service. As of December 31, 2005, the portfolio, excluding cash and cash equivalents, has a dollar weighted average rating of Aa2.
      The Company has other receivable amounts subject to credit risk. The most significant of these are reinsurance premiums receivable from ceding companies. We also have reinsurance recoverable amounts from our retrocessionaires. To mitigate credit risk related to premium receivables, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing the Company to settle claims net of any premium receivable. To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them. Retrocessional coverage is generally obtained from companies rated “A-” or better by A. M. Best unless the retrocessionaire’s obligations are fully collateralized. For exposures where losses become known and are paid in a relatively short period of time, we may obtain retrocessional coverage from companies that may not be rated but that provide adequate collateral. The financial performance and rating status of all material retrocessionaires is routinely monitored.
      In accordance with industry practice, the Company frequently pays amounts in respect of claims under contracts to reinsurance brokers, for payment over to the ceding companies. In the event that a broker fails to make such a payment, depending on the jurisdiction, the Company may remain liable to the ceding company for the payment. Conversely, in certain jurisdictions, when ceding companies remit premiums to reinsurance brokers, such premiums are deemed to have been paid to the Company and the ceding company is longer liable to the Company for those amounts whether or not the funds are actually received by the Company. Consequently, the Company assumes a degree of credit risk associated with its brokers during the premium and loss settlement process. To mitigate credit risk related to reinsurance brokers, the Company has established guidelines for brokers and intermediaries.
Interest Rate Risk
      The Company is exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed maturity portfolio and can cause changes in the actual timing of receipt of certain principal payments. Rising interest rates result in a decline in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage backed securities, to extension risk. Conversely, a decline in interest rates will result in a rise in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk. The aggregate hypothetical impact on our fixed maturity portfolio, generated from an immediate parallel shift in the treasury yield curve, as of December 31, 2005 is approximately as follows ($ in thousands):

	Interest Rate Shift in Basis Points

	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp

Total market value	$3,090,810	$3,039,914	$2,987,703	$2,934,687	2,881,433
Percent change in market value	3.5%	1.7%	—	(1.8)%	(3.6%	)
Resulting unrealized appreciation/ (depreciation)	$55,517	$4,621	$(47,590)	$(100,606)	$(153,860)
Foreign Currency Risk
      The Company writes business on a worldwide basis. Consequently, the Company’s principal exposure to foreign currency risk is its transaction of business in foreign currencies. Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency. The Company seeks to minimize its exposure to its largest foreign currency risks by holding invested assets denominated in foreign currencies to offset liabilities denominated in the same foreign currencies.
Sources of Fair Value
      The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2005 ($ in thousands):

	Carrying
	Amount	Fair Value

Financial assets:
Fixed maturity securities	$2,987,703	$2,987,703
Preferred stocks	8,186	8,186
Other invested asset	5,000	5,000
Short-term investments	8,793	8,793
Financial liabilities:
Debt obligations	$292,840	$296,708
      The fair value of fixed maturity securities, preferred stocks and short-term investments are based on quoted market prices at the reporting date for those or similar investments. Other invested asset represents an investment in Inter-Ocean Holdings, Ltd., a non-public reinsurance company. During 2005 as a result of a routine evaluation of investments, the Company wrote down the carrying value of the investment in Inter-Ocean Holdings, Ltd. to its estimated net realizable value and recorded a realized loss of $1,769,000. The Company has no ceded or assumed reinsurance business with Inter-Ocean Holdings, Ltd. The fair values of debt obligations are based on quoted market prices.

Item 8.	Financial Statements and Supplementary Data
      The consolidated financial statements of the Company as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, together with the report thereon by KPMG LLP, the Company’s independent registered public accounting firm, are set forth on pages F-1 through F-42 hereto.

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
Management’s Report on Internal Control Over Financial Reporting
      Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the integrated framework published in September 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that provide reasonable assurance that transactions are recorded as necessary and that expenditures are being made only with proper authorization.
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
Attestation Report of Independent Registered Public Accounting Firm
      KPMG, the independent registered public accounting firm that audited the consolidated financial statements in this report, has issued an attestation report on management’s assessment of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
      No changes occurred during the quarter ended December 31, 2005 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Platinum Underwriters Holdings, Ltd. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Platinum Underwriters Holdings, Ltd. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Platinum Underwriters Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 28, 2006

Item 9B.     Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item relating to our directors and executive officers is incorporated herein by reference to “Proposal 1 — Election of Directors” under the headings “Information Concerning Nominees,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual General Meeting of Shareholders (our “Proxy Statement”). The Company intends to file the Proxy Statement prior to April 30, 2006.
Code of Ethics
      We have adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act. Our Code of Ethics applies to all of our directors and employees including, without limitation, our principal executive officer, our principal financial officer, our principal accounting officer and all of our employees performing financial or accounting functions. A copy of our Code of Ethics is posted on our website at www.platinumre.com and may be found under the “Investor Relations” section by clicking on “Corporate Governance.” In the event that we make any amendment to, or grant any waiver from, a provision of our Code of Ethics that requires disclosure under Item 5.05 of Form 8-K, we will post such information on our website at the location specified above. We will provide to any person, without charge, upon request, a copy of our Code of Ethics.

Item 11.	Executive Compensation
      The information required by this Item relating to executive compensation is incorporated herein by reference to “Proposal 1 — Election of Directors” under the heading “Executive Compensation” of our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The information required by this Item relating to security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference to “Proposal 1 — Election of Directors” under the headings “Equity Based Compensation Information,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      None.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to “Proposal 2 — Ratification of Selection of the Independent Registered Public Accounting Firm” of our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
      The consolidated financial statements of the Company as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, together with the report thereon by KPMG LLP, the Company’s independent registered public accounting firm, are set forth on pages F-1 through F-42 hereto.
Schedules Supporting Financial Statements
      The schedules relating to the consolidated financial statements of the Company as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, together with the independent registered public accounting firm’s report thereon, are set forth on pages S-1 through S-8 hereto. Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.
Exhibits

Exhibit
Number	Description

1.1	Jurisdiction Agreement dated May 20, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co.(15)
1.2	Exchange and Registration Rights Agreement dated May 26, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co.(16)
1.3	Jurisdiction Agreement dated August 8, 2005 among Platinum Holdings, Platinum Finance, Goldman, Sachs & Co. and Merrill Lynch.(18)
1.4	Exchange and Registration Rights Agreement dated August 16, 2005 between Platinum Holdings, Platinum Finance, and Goldman, Sachs & Co. and Merrill Lynch.(19)
1.5	Jurisdiction Agreement dated September 21, 2005 between Platinum Holdings and Merrill Lynch.(20)
1.6	Underwriting Agreement dated September 21, 2005 between Platinum Holdings and Merrill Lynch.(20)
1.7	Preferred Shares Jurisdiction Agreement dated November 30, 2005 by Platinum Holdings and Merrill Lynch.(25)
1.8	Common Shares Jurisdiction Agreement dated November 30, 2005 among Platinum Holdings, RenaissanceRe and Merrill Lynch.(25)
1.9	Preferred Shares Underwriting Agreement dated November 30, 2005 by Platinum Holdings and Merrill Lynch.(25)
1.10	Common Shares Underwriting Agreement dated November 30, 2005 among Platinum Holdings, RenaissanceRe and Merrill Lynch.(25)
1.11	Transfer Restrictions, Registration Rights and Standstill Agreement dated November 1, 2002 between Platinum Holdings and Renaissance Re.(2)
1.12	Amendment No. 1 dated December 5, 2005 to the Transfer Restrictions, Registration Rights and Standstill Agreement dated November 1, 2002 between Platinum Holdings and Renaissance Re.(25)
2.1	Formation and Separation Agreement dated October 28, 2002 between The St. Paul Companies, Inc. and Platinum Holdings.(2)
3(i).1	Memorandum of Association of Platinum Holdings.(1)
3(ii).1	Bye-Laws of Platinum Holdings.(7)
3(ii).2	Certificate of Designation of 6% Series A Mandatory Convertible Preferred Shares of Platinum Holdings dated December 1, 2005.(25)
4.1	Form of Certificate of the Common Shares of Platinum Holdings.(2)

Exhibit
Number		Description

4.2		Indenture dated October 10, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase.(2)
4.3		Indenture Supplement dated November 1, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase.(2)
4.4		Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase.(16)
4.5		First Supplemental Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase.(16)
4.6		Second Supplemental Indenture dated August 16, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase.(19)
4.7		Remarketing Agreement dated August 8, 2005 among Platinum Holdings, Platinum Finance, Goldman, Sachs & Co. and Merrill Lynch.(18)
4.8		Second Supplemental Indenture dated as of November 2, 2005 among Platinum Finance, Platinum Holdings and JP Morgan Chase.(23)
4.9		Purchase Contract Agreement dated November 1, 2002 between Platinum Holdings and JP Morgan Chase.(2)
4.10		Purchase Agreement dated May 20, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co.(15)
4.11		Pledge Agreement dated November 1, 2002 among Platinum Holdings, State Street Bank and Trust Company and JP Morgan Chase.(2)
4.12		Form of Senior Note of Platinum Finance.(2)
4.13		Form of Guarantee of Platinum Holdings.(2)
10	.1*	Share Unit Plan for Non-Employee Directors.(2)
10	.2*	Summary of Director Compensation
10	.3*	2002 Share Incentive Plan (2004 Update).(6)
10	.4*	2002 Share Incentive Plan (UK Sub-Plan).(6)
10	.5*	Amended and Restated Annual Incentive Plan.(26)
10	.6*	Section 162(m) Performance Incentive Plan.(6)
10	.7*	Executive Retirement Savings Plan.(6)
10	.8*	Executive Bonus Deferral Plan.(6)
10	.9*	Amended and Restated Executive Incentive Plan.(26)
10	.10*	Capital Accumulation Plan.(2)
10	.11*	Form of Nonqualified Share Option Agreement (Employee).(10)
10	.12*	Form of Nonqualified Share Option Agreement (New Nonemployee Director).(10)
10	.13*	Form of Nonqualified Share Option Agreement (Annual Nonemployee Director). (10)
10	.14*	Form of Time-Based Share Unit Award Agreement.(10)
10	.15*	Form of Special Share Unit Award Agreement.(10)
10	.16*	Form of Restricted Share Award Agreement.(10)
10	.17*	Form of Nonemployee Director Share Unit Award Agreement.(26)
10	.18*	Form of EIP Share Unit Award Agreement.(26)
10	.19*	Employment Agreement dated as of November 1, 2005 between Platinum Holdings and Michael E. Lombardozzi(24)
10	.20*	Amended Letter Agreement dated October 27, 2005 to the Letter Agreement between Platinum Holdings and Steven H. Newman dated March 1, 2002, as amended on June 14, 2002.(22)
10	.21*	Amended Consulting Agreement dated October 27, 2005 between Steven H. Newman and SHN Enterprises, Inc. and Platinum US.(22)

Exhibit
Number		Description

10	.22*	Amendment dated April 27, 2005 to the Consulting Agreement dated March 1, 2002 between Steven H. Newman and The St. Paul Companies, Inc. and assumed by Platinum US.(12)
10	.23*	Employment Agreement dated August 4, 2004 between Michael D. Price and Platinum US.(7)
10	.24*	Amended and Restated Letter Agreement dated February 26, 2006 between Platinum Holdings and Gregory E.A. Morrison.(26)
10	.25*	Employment Agreement dated February 26, 2006 between Platinum Bermuda and Robert S. Porter.(26)
10.26		Securities Purchase Agreement dated July 20, 2003 between Gregory E. A. Morrison and Platinum Holdings. (3)
10	.27*	Employment Agreement dated June 24, 2004 between Joseph F. Fisher and Platinum Holdings.(7)
10	.28*	Employment Agreement dated June 24, 2004 between H. Elizabeth Mitchell and Platinum US.(7)
10.29		Capital Support Agreement dated November 1, 2002 between Platinum Holdings and Platinum UK.(2)
10.30		Capital Support Agreement dated November 26, 2002 between Platinum Holdings and Platinum US.(2)
10.31		Option Agreement dated November 1, 2002 between St. Paul and Platinum Holdings.(2)
10.32		Amendment dated January 10, 2005 to the Option Agreement dated November 1, 2002 among St. Paul Reinsurance Company Limited, Platinum Holdings and St. Paul.(9)
10.33		Amendment dated January 10, 2005 to the Option Agreement dated November 1, 2002 between St. Paul and Platinum Holdings.(9)
10.34		Investment Management Agreement dated May 12, 2005 between Platinum US and Hyperion Capital Management, Inc.(13)
10.35		Investment Management Agreement dated May 12, 2005 between Platinum Bermuda and Hyperion Capital Management, Inc.(13)
10.36		Investment Management Agreement dated May 12, 2005 between Platinum Holdings, Platinum Bermuda, Platinum Regency and BlackRock Financial Management, Inc.(13)
10.37		Investment Management Agreement dated May 12, 2005 between Platinum UK and BlackRock Financial Management, Inc.(13)
10.38		Investment Management Agreement dated May 12, 2005 between Platinum US, Platinum Finance and BlackRock Financial Management, Inc.(13)
10.39		Investment Agreement dated September 20, 2002 among Platinum Holdings, St. Paul, and RenaissanceRe.(2)
10.40		First Amendment dated November 1, 2002 to the Investment Agreement dated September 20, 2002 among Platinum Holdings, St. Paul, and RenaissanceRe. (2)
10.41		Option Agreement dated November 1, 2002 between Platinum Holdings and RenaissanceRe.(2)
10.42		Amended and Restated Option Agreement dated November 18, 2004 between Platinum Holdings and RenaissanceRe.(8)
10.43		Services and Capacity Reservation Agreement dated November 1, 2002 between Platinum Holdings and RenaissanceRe.(2)
10.44		Quota Share Retrocession Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK.(2)
10.45		Quota Share Retrocession Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK.(6)
10.46		Addendum No. 1 effective April 1, 2003 to the Quota Share Retrocession Agreement dated March 27, 2003, between Platinum Bermuda and Platinum UK.(6)
10.47		Addendum No. 2 effective March 27, 2003 to the Quota Share Retrocession Agreement dated March 27, 2003, between Platinum Bermuda and Platinum UK.(6)

Exhibit
Number	Description

10.48	Addendum No. 3 effective April 1, 2005 to the Quota Share Retrocession Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK.(11)
10.49	Security Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK.(2)
10.50	Addendum No. 1 effective January 1, 2004 to the Security Agreement dated November 26, 2002, between Platinum Bermuda and Platinum UK.(6)
10.51	Control Agreement dated November 26, 2002 among Platinum Bermuda, Platinum UK and State Street Bank.(2)
10.52	Discretionary Investment Advisory Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK.(2)
10.53	Trust Agreement effective January 1, 2003 among Platinum Bermuda, Platinum US and State Street Bank.(3)
10.54	Quota Share Retrocession Agreement dated May 13, 2003 between Platinum Bermuda and Platinum US.(3)
10.55	Addendum No. 1 dated December 31, 2003 to the Quota Share Retrocession Agreement dated May 13, 2003, between Platinum Bermuda and Platinum US.(5)
10.56	Addendum No. 2 effective as of April 1, 2005 to the Quota Share Retrocession Agreement between Platinum Bermuda and Platinum US.(14)
10.57	Quota Share Retrocession Agreement dated May 6, 2004 between Platinum Bermuda and Platinum US.(7)
10.58	Excess of Loss Retrocession Agreement dated April 1, 2005 between Platinum Bermuda and Platinum UK.(11)
10.59	Excess of Loss Retrocession Agreement effective as of January 1, 2006 between Platinum US and Platinum UK.
10.60	Credit Agreement dated October 21, 2005 by Platinum Holdings and Wachovia Bank.(21)
10.61	List of Contents of Exhibits and Schedules to Credit Agreement dated October 21, 2005 by Platinum Holdings and Wachovia Bank.(21)
10.62	Referral Agreement between Platinum Bermuda and Renaissance Underwriting Managers Ltd.(3)
10.63	Referral Agreement between Platinum US and Renaissance Underwriting Managers Ltd.(5)
10.64	Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (5)
10.65	Amendment No. 1 dated July 14, 2005 to Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US.(17)
10.66	Guarantee dated December 31, 2003 between Platinum Holdings and Platinum UK.(5)
21.1	Subsidiaries of Platinum Holdings.
23.1	Independent Registered Public Accounting Firm’s Consent (New York, New York).
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-86906) of Platinum Holdings.

(2)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003.

(3)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Commission on August 14, 2003.

(4)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 14, 2003.

(5)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

(6)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 10, 2004.

(7)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 6, 2004.

(8)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on November 18, 2004.

(9)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on January 11, 2005.

(10)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on February 23, 2005.

(11)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on April 14, 2005.

(12)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on April 28, 2005.

(13)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on May 13, 2005.

(14)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on May 18, 2005.

(15)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on May 24, 2005.

(16)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on May 27, 2005.

(17)	Incorporated by reference from Platinum Holdings’ Current Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 5, 2005.

(18)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on August 9, 2005.

(19)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on August 17, 2005.

(20)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on September 22, 2005.

(21)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on October 24, 2005.

(22)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on October 28, 2005.

(23)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on November 2, 2005.

(24)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on November 21, 2005.

(25)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on December 6, 2005.

(26)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Commission on February 27, 2006.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

/s/ Michael D. Price

Michael D. Price
President and Chief Executive Officer
Date: February 26, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Price Michael D. Price	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2006

/s/ Joseph F. Fisher Joseph F. Fisher	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2006

/s/ Steven H. Newman Steven H. Newman	Chairman of the Board of Directors	February 26, 2006

/s/ H. Furlong Baldwin H. Furlong Baldwin	Director	February 26, 2006

/s/ Jonathan F. Bank Jonathan F. Bank	Director	February 26, 2006

/s/ Dan R. Carmichael Dan R. Carmichael	Director	February 26, 2006

/s/ Robert V. Deutsch Robert V. Deutsch	Director	February 26, 2006

/s/ Gregory E.A. Morrison Gregory E.A. Morrison	Vice Chairman and Director	February 26, 2006

/s/ Peter T. Pruitt Peter T. Pruitt	Director	February 26, 2006

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders Platinum Underwriters Holdings, Ltd.:
      We have audited the accompanying consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
New York, New York
February 28, 2006

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(amounts in thousands, except share data)

	2005	2004

ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost — $2,936,152 and $2,140,540, respectively)	$2,888,922	$2,153,853
Fixed maturity trading securities at fair value (amortized cost — $99,141 and $82,931, respectively)	98,781	82,673
Preferred stocks (cost — $8,735 and $3,750, respectively)	8,186	3,676
Other invested asset	5,000	6,769
Short-term investments	8,793	—

Total investments	3,009,682	2,246,971
Cash and cash equivalents	820,746	209,897
Accrued investment income	29,230	23,663
Reinsurance premiums receivable	567,449	580,048
Reinsurance recoverable on ceded losses and loss adjustment expenses	68,210	2,005
Prepaid reinsurance premiums	7,899	2,887
Funds held by ceding companies	291,629	198,048
Deferred acquisition costs	130,800	136,038
Income tax recoverable	24,522	1,325
Deferred tax assets	31,934	8,931
Due from investment broker	157,930	—
Other assets	14,344	12,182

Total assets	$5,154,375	$3,421,995

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Unpaid losses and loss adjustment expenses	$2,323,990	$1,380,955
Unearned premiums	502,018	502,423
Reinsurance deposit liabilities	6,048	20,189
Debt obligations	292,840	137,500
Ceded premiums payable	22,544	2,384
Commissions payable	186,654	181,925
Funds withheld	—	11,999
Deferred tax liabilities	118	10,404
Due to investment broker	259,834	404
Other liabilities	20,080	40,809

Total liabilities	3,614,126	2,288,992

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 and 0 shares issued and outstanding, respectively	57	—
Common shares, $.01 par value, 200,000,000 shares authorized, 59,126,675 and 43,087,407 shares issued and outstanding, respectively	590	430
Additional paid-in capital	1,527,316	911,851
Unearned share grant compensation	(2,467)	—
Accumulated other comprehensive income (loss)	(40,718)	12,252
Retained earnings	55,471	208,470

Total shareholders’ equity	1,540,249	1,133,003

Total liabilities and shareholders’ equity	$5,154,375	$3,421,995

See accompanying notes to consolidated financial statements.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2005, 2004 and 2003
(amounts in thousands, except share data)

	2005	2004	2003

Revenue:
Net premiums earned	$1,714,723	$1,447,935	$1,067,527
Net investment income	129,445	84,532	57,645
Net realized gains (losses) on investments	(3,046)	1,955	2,781
Other income (expense)	(586)	3,211	3,343

Total revenue	1,840,536	1,537,633	1,131,296

Expenses:
Losses and loss adjustment expenses	1,505,425	1,019,804	584,171
Acquisition expenses	403,135	327,821	251,226
Operating expenses	69,827	66,333	92,595
Net foreign currency exchange losses (gains)	2,111	(725)	114
Interest expense	20,006	9,268	9,492
Loss on repurchase of debt	2,486	—	—

Total expenses	2,002,990	1,422,501	937,598

Income (loss) before income tax expense (benefit)	(162,454)	115,132	193,698
Income tax expense (benefit)	(24,967)	30,349	48,875

Net income (loss)	(137,487)	84,783	144,823
Preferred dividends	737	—	—

Net income (loss) available to common shareholders	$(138,224)	$84,783	$144,823

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(3.01)	$1.96	$3.37
Diluted earnings (loss) per common share	$(3.01)	$1.81	$3.09
Comprehensive income (loss):
Net income (loss)	$(137,487)	$84,783	$144,823
Other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	(52,454)	(6,910)	7,570
Cumulative translation adjustments, net of deferred tax	(516)	388	623

Comprehensive income (loss)	$(190,457)	$78,261	$153,016

Shareholder dividends:
Dividends declared	$14,775	$13,807	$13,767
Dividends declared per common share	$0.32	$0.32	$0.32
See accompanying notes to consolidated financial statements.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004 and 2003
(amounts in thousands)

	2005	2004	2003

Preferred shares:
Balances at beginning of year	$—	$—	$—
Issuance of preferred shares	57	—	—

Balances at end of year	57	—	—

Common shares:
Balances at beginning of year	430	430	430
Exercise of share options	7	2	—
Issuance of restricted shares and shares for share units	1	—	—
Issuance of common shares	152	1	—
Purchase of common shares	—	(3)	—

Balances at end of year	590	430	430

Additional paid-in-capital:
Balances at beginning of year	911,851	910,505	903,797
Exercise of share options	15,020	7,405	678
Issuance of restricted shares and shares for share units	3,274	—	—
Share based compensation	3,516	2,358	5,510
Issuance of common shares	425,604	1,565	520
Issuance of preferred shares	167,451	—	—
Purchase of common shares	—	(9,982)	—
Tax benefit of share options	600	—	—

Balances at end of year	1,527,316	911,851	910,505

Unearned share grant compensation:
Balances at beginning of year	—	—	—
Shares issued	(3,275)	—	—
Amortization	808	—	—

Balances at end of year	(2,467)	—	—

Accumulated other comprehensive income (loss):
Balances at beginning of year	12,252	18,774	10,581
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	(52,454)	(6,910)	7,570
Net change in cumulative translation adjustments, net of deferred tax	(516)	388	623

Balances at end of year	(40,718)	12,252	18,774

Retained earnings:
Balances at beginning of year	208,470	137,494	6,438
Net income (loss)	(137,487)	84,783	144,823
Preferred share dividends	(737)	—	—
Common share dividends	(14,775)	(13,807)	(13,767)

Balances at end of year	55,471	208,470	137,494

Total shareholders’ equity	$1,540,249	$1,133,003	$1,067,203

See accompanying notes to consolidated financial statements.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003
(amounts in thousands)

	2005	2004	2003

Operating Activities:
Net income (loss)	$(137,487)	$84,783	$144,823
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	14,993	20,642	23,321
Net realized (gains) losses on investments	3,046	(1,955)	(2,781)
Loss on repurchase of debt	2,486	—	—
Net foreign currency exchange (gains) losses	2,111	(725)	114
Share based compensation	4,424	2,358	5,510
Deferred income tax expense (benefit)	(24,590)	2,216	(7,806)
Trading securities activities	(21,235)	16,510	(85,861)
Changes in assets and liabilities:
Increase in accrued investment income	(5,567)	(6,171)	(7,499)
(Increase) decrease in reinsurance premiums receivable	12,599	(92,607)	(481,843)
Decrease in amounts receivable from St. Paul	—	—	54,096
Increase in funds held by ceding companies	(93,581)	(132,988)	(10,158)
(Increase) decrease in deferred acquisition costs	5,238	(56,731)	(29,975)
Increase in net unpaid losses and loss adjustment expenses	887,563	641,062	440,859
Increase (decrease) in net unearned premiums	(5,417)	199,680	108,840
Increase (decrease) in reinsurance deposit liabilities	(14,141)	14,490	(17,962)
Increase (decrease) in ceded premiums payable	20,160	(3,821)	6,205
Increase in commissions payable	4,729	5,615	138,749
Increase (decrease) in funds withheld	(11,999)	11,999	—
(Increase) decrease in income tax recoverable	(22,595)	8,035	(9,231)
Changes in other assets and liabilities	(23,598)	1,944	4,943
Cash from St. Paul related to the November 1, 2002 assumption of liabilities on reinsurance contracts becoming effective in 2002	—	—	108,336
Other net	535	397	627

Net cash provided by operating activities	597,674	714,733	383,307

Investing Activities:
Proceeds from sale of available-for-sale securities	891,799	498,945	393,245
Proceeds from maturity or paydown of available-for-sale securities	97,931	136,472	132,979
Acquisition of available-for-sale securities	(1,711,505)	(1,230,895)	(1,066,077)
Other invested asset acquired	—	—	(6,910)
Increase in short-term investments	(8,793)	—	—

Net cash used in investing activities	(730,568)	(595,478)	(546,763)

Financing Activities:
Dividends paid to shareholders	(14,775)	(13,807)	(13,767)
Proceeds from exercise of share options	15,027	7,406	678
Net proceeds from issuance of common shares	425,756	1,567	520
Net proceeds from issuance of preferred shares	167,509	—	—
Net proceeds from issuance of debt securities	246,900	—	—
Purchase of common shares	—	(9,985)	—
Repurchase of debt obligations	(96,674)	—	—

Net cash provided by (used in) financing activities	743,743	(14,819)	(12,569)

Net increase (decrease) in cash and cash equivalents	610,849	104,436	(176,025)
Cash and cash equivalents at beginning of year	209,897	105,461	281,486

Cash and cash equivalents at end of year	$820,746	$209,897	$105,461

Supplemental disclosures of cash flow information:
Income taxes paid	$33,569	$8,549	$65,912
Interest paid	$17,662	$7,442	$7,888
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
      The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements reflect the consolidated position of the Company, including Platinum Bermuda, Platinum US, Platinum UK, Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings (“Platinum Regency”) and Platinum Administrative Services, Inc. Platinum Regency is an intermediate holding company based in Ireland and a wholly owned subsidiary of Platinum Holdings. Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary of Platinum Regency. Platinum Administrative Services, Inc. is a U.S. based service company providing financial, legal and information systems support services to various subsidiaries of the Company. All material intercompany transactions have been eliminated in preparing these consolidated financial statements.

Summary of Significant Accounting Policies

Investments
      Fixed maturity securities owned that the Company may not have the positive intent to hold until maturity and preferred stocks are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income (loss) as a separate component of shareholders’ equity, net of deferred tax. Fixed maturity securities owned that the Company has the intent to sell prior to maturity are classified as trading securities and reported at fair value, with unrealized gains and losses included in other income and the related deferred income tax included in income tax expense. Securities classified as trading securities are generally foreign currency denominated securities intended to match net liabilities denominated in foreign currencies in order to minimize net exposures arising from fluctuations in foreign currency exchange rates. The fair values of fixed maturity securities and preferred stocks are based on quoted market prices at the reporting date for those or similar securities.
      Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the effective yield method. Premiums and discounts on mortgage and asset-backed securities are amortized into interest income based on prepayment assumptions obtained from outside investment managers. These assumptions are consistent with the current interest rate and economic environment. The prospective adjustment method is used to value asset-backed securities.
      Realized gains and losses on sales of securities are determined on the basis of the specific identification method. If the Company has determined that an unrealized loss on a security is “other than temporary”, the Company writes down the carrying value of the security to fair value and records a realized loss in the statement of operations.
      Other invested asset represents an investment in Inter-Ocean Holdings, Ltd., a non-public reinsurance company and is carried at estimated net realizable value.
      Short-term investments are carried at cost, which approximates fair value. Short-term investments mature within one year from the purchase date.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents
      Cash and cash equivalents are carried at cost, which approximates fair value, and include all securities that, at their purchase date, have a maturity of less than 90 days. Cash and cash equivalents consist primarily of investments in money market funds, time deposits and short-term obligations of the U.S. government and its agencies.

Premium Revenues
      Assumed reinsurance premiums are recognized as revenue when premiums become earned proportionately over the coverage period. Net premiums earned are recorded in the statement of operations, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded in the balance sheet as unearned premiums, gross of any ceded unearned premiums.
      Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period. Consequently, reinsurance premiums written include estimates of premiums that are written but not reported (“WBNR”). In addition to estimating WBNR, the Company estimates the portion of premium earned but not reported (“EBNR”). The estimates of WBNR and EBNR are based on amounts reported by the ceding companies, information obtained during audits and other information received from ceding companies. The Company also estimates the expenses associated with EBNR in the form of losses, loss adjustment expenses (“LAE”) and commissions. As actual premiums are reported by ceding companies, management evaluates the appropriateness of the premium estimates and any adjustments to these estimates, to the extent they represent earned premiums, are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made. Adjustments to original premium estimates could be material and could significantly impact earnings in the period they are recorded.
      Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums or commissions are adjusted in such instances based on actual loss experience under the contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses. These premiums relate to the future coverage obtained for the remainder of the initial contract term and are earned over the remaining contract term. Any unearned premium existing at the time a contract limit is exhausted or reinstated is immediately earned. Additional premiums are premiums triggered by losses and are immediately earned. Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on loss experience under such contracts. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. At year-end 2005, no such allowance was made based on the Company’s historical experience, the general profile of its ceding companies and its ability in most cases to contractually offset those premium receivables with losses and loss adjustment expense or other amounts payable to the same parties.

Funds Held by Ceding Companies
      The Company writes business on a funds held basis. Under these contractual arrangements, the ceding company holds the net funds that would otherwise be remitted to the Company and generally credits the funds held balance with interest income. The general objective of the funds held balances is to provide the ceding company with collateral for obligations of the Company. The Company bears the credit risk in the event that the ceding company fails to remit the net funds held balances, however, that credit risk is mitigated by the contractual ability to offset funds held balances with any loss amounts owed by the Company.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Acquisition Costs
      Costs of acquiring business, primarily commissions and other direct underwriting expenses, which vary with and are directly related to the production of business, are deferred and amortized over the period that the corresponding premiums are earned. On a regular basis, an analysis of the recoverability of deferred acquisition costs is performed based on the estimated profitability of the underlying reinsurance contracts including anticipated investment income. Any adjustments are reflected in the results of operations in the period in which they are made. A liability is established, if necessary, to provide for losses that may exceed the related unearned premiums. Deferred acquisition costs amortized in 2005, 2004 and 2003 were $299,560,000, $224,307,000 and $227,240,000, respectively.

Debt Obligations and Deferred Debt Issuance Costs
      In 2002, the net proceeds from the sale of the Company’s Equity Security Units (“ESU’s”) were allocated between the purchase contracts and the senior notes based on the underlying fair value of each instrument. The present value of the purchase contract adjustment payments was initially charged to shareholders’ equity, with an offsetting credit to liabilities. Subsequent contract adjustment payments were allocated between this liability account and interest expense based on a constant rate calculation over the life of the transaction. Costs incurred in issuing debt are capitalized and amortized over the life of the debt.

Unpaid Losses and LAE
      Unpaid losses and LAE are estimated based upon reports received from ceding companies, supplemented by the Company’s estimates of losses for which ceding company reports have not been received and historical company and industry experience for unreported claims. Unpaid losses and LAE include estimates of the cost of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (“IBNR”). While the Company commenced operations in 2002, the business written is sufficiently similar to the historical reinsurance business of The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., (“St. Paul”) that the Company is able to use the historical loss experience of this reinsurance business, which is periodically updated by St. Paul, to estimate its ultimate losses and LAE.
      Unpaid losses and LAE represent management’s best estimate at a given point in time and are subject to the effects of trends in loss severity and frequency. These estimates are reviewed regularly and adjusted as experience develops or new information becomes available. Any such adjustments are accounted for as changes in estimates and reflected in the results of operations in the period in which they are made. It is possible that the ultimate liability may materially differ from such estimates.

Reinsurance Ceded
      Premiums written, premiums earned and losses and LAE reflect the net effects of assumed and ceded reinsurance transactions. Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been met. Risk transfer analysis evaluates significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. Reinsurance contracts that do not transfer sufficient insurance risk are generally accounted for as deposits.
      Estimated amounts recoverable from retrocessionaires on unpaid losses and LAE are determined based on the Company’s estimate of assumed ultimate losses and LAE and the terms and conditions of its retrocessional contracts. The estimates of retroceded amounts recoverable are reflected as assets.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reinsurance Deposit Liabilities
      Reinsurance contracts entered into by the Company which are not deemed to transfer sufficient insurance risk are accounted for as deposits, whereby liabilities are initially recorded for the same amount as assets received. Risk transfer analysis evaluates significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. Interest expense related to the deposit is recognized as incurred. Profit margins are earned over the settlement period of the contractual obligations.

Earnings Per Common Share
      Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the basic earnings per share adjusted for the potential dilution that would occur if the issued options were exercised and considers the conversion of preferred shares and the outstanding purchase contracts relating to the ESU that were outstanding as of December 31, 2004 and 2003. Securities that are convertible into common shares that are anti-dilutive are not included in the calculation of diluted earnings per share.
      If the effect of either the issuance of common shares in exchange for debt or preferred shares is dilutive to earnings per share, it is included in the calculation of diluted earnings per share as if the common shares were exchanged or issued and the proceeds received were used to pay down the debt at the beginning of the reporting period.

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

Stock-Based Compensation
      During 2003, the Company adopted Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 123 requires that the fair value of shares granted under the Company’s share option plan subsequent to adoption of SFAS 148 be amortized in earnings over the vesting periods. The fair value of the share options granted is determined through the use of an option-pricing model. SFAS 148 amends SFAS 123 and provides transition guidance for a voluntary adoption of SFAS 123 as well as amends the disclosure requirements of SFAS 123. In accordance with the transition rules of SFAS 148, the Company elected to continue using the intrinsic value method of accounting for its share-based awards granted to employees established by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for share options granted in 2002. Under APB 25, if the exercise price of the Company’s employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had the Company calculated and recorded compensation expense for share option grants based on the “fair value” method described in SFAS 123 for options granted prior to 2003, net income and earnings per share, net of tax, for the years ended December 31, 2005, 2004 and 2003 would have been the pro forma amounts as indicated below ($ in thousands, except per share data):

	2005	2004	2003

Share based compensation expense:
As reported	$3,799	$2,358	$5,510
Pro forma	8,149	7,026	14,774
Net income (loss) available to common shareholders:
As reported	(138,224)	84,783	144,823
Pro forma	(142,574)	80,115	135,559
Basic earnings (loss) per common share:
As reported	(3.01)	1.96	3.37
Pro forma	(3.11)	1.86	3.15
Diluted earnings (loss) per common share:
As reported	(3.01)	1.81	3.09
Pro forma	$(3.11)	$1.72	$2.90
      The fair value of restricted share awards is determined on the grant date and is amortized into earnings over the vesting period. There are limits on the transferability of the restricted shares and such restricted shares may be forfeited in the event of certain types of termination of the recipient’s employment. The unearned or unvested portion of the restricted shares issued is presented as a separate component of shareholders’ equity.
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule that allows SEC registrants to implement SFAS 123R as of January 1, 2006. The SEC’s new rule does not change the accounting required by SFAS 123R; it delays the date for compliance with the standard. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that compensation expense be recognized for the fair value of all share options over the vesting period. Compensation expense for outstanding awards for which the requisite service has not been rendered as of December 31, 2005 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 adjusted by an allowance for estimated future forfeitures of unvested awards. The Company expects to adopt the provisions of SFAS 123R using the modified prospective application in the first quarter of 2006. SFAS 123R will apply to new awards and provides certain changes to the method for valuing share-based compensation. The pro forma share-based compensation expense and pro forma income above approximates the expense under SFAS 123R and SFAS 123R will not have a material impact upon adoption.

Foreign Currency Exchange
      The Company’s reporting currency is U.S. dollars. The functional currency of the Company’s subsidiaries is generally the currency of the local operating environment. Transactions conducted in other than functional and reporting currencies are remeasured into the subsidiary’s functional currency, and the resulting foreign exchange gains and losses are included in net foreign currency exchange gains or losses. Functional currency

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based assets and liabilities are translated into U.S. dollars using current rates of exchange prevailing at the balance sheet date and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss), net of applicable deferred income tax.

Use of Estimates
      The Company’s financial statements include estimates and valuation assumptions that have an effect on the amounts reported. The most significant estimates are those relating to unpaid losses and LAE, written and unearned premium, reinsurance, investments, income taxes and stock-based compensation. These estimates are continually reviewed and adjustments made as necessary, but actual results could be significantly different than expected at the time such estimates are made. Results of changes in estimates are reflected in results of operations in the period in which the change is made.

Reclassifications
      Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements in order to conform to the 2005 presentation.

2.	Investments
      The Company’s available-for-sale fixed maturity securities and preferred stocks at December 31, 2005 and 2004 were as follows ($ in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2005:
U.S. Government and U.S. Government agencies	$140,218	$11	$644	$139,585
Corporates	1,379,702	991	26,389	1,354,304
Mortgage and asset-backed securities	1,159,250	598	17,917	1,141,931
Municipal bonds	215,237	125	3,001	212,361
Foreign governments and states	41,745	—	1,004	40,741

Total available-for-sale fixed maturity securities	2,936,152	1,725	48,955	2,888,922
Preferred stocks	8,735	—	549	8,186

Total available-for-sale securities	$2,944,887	$1,725	$49,504	$2,897,108

December 31, 2004:
U.S. Government and U.S. Government agencies	$4,227	$—	$24	$4,203
Corporates	1,349,167	14,960	4,775	1,359,352
Mortgage and asset-backed securities	508,757	3,898	1,586	511,069
Municipal bonds	214,088	1,751	588	215,251
Foreign governments and states	64,301	57	380	63,978

Total available-for-sale fixed maturity securities	2,140,540	20,666	7,353	2,153,853
Preferred stocks	3,750	—	74	3,676

Total available-for-sale securities	$2,144,290	$20,666	$7,427	$2,157,529

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity at December 31, 2005 are shown below; actual maturities could differ from contractual maturities due to call or prepayment provisions ($ in thousands):

	Amortized
	Cost	Fair Value

Due in one year or less	$105,221	$104,497
Due from one to five years	1,196,981	1,178,204
Due from five to ten years	256,821	251,066
Due in ten or more years	217,879	213,223
Mortgage and asset backed securities	1,159,250	1,141,932

Total	$2,936,152	$2,888,922

      Investment income for the years ended December 31, 2005, 2004 and 2003 is summarized as follows ($ in thousands):

	2005	2004	2003

Fixed maturity securities	$114,234	$82,038	$55,727
Cash and cash equivalents	11,063	2,261	3,133
Funds held	8,172	2,651	776

	133,469	86,950	59,636
Less investment expenses	4,024	2,418	1,991

Net investment income	$129,445	$84,532	$57,645

      Net realized gains and losses from investments for the years ended December 31, 2005, 2004 and 2003 were as follows ($ in thousands):

	2005	2004	2003

Gross realized gains	$4,606	$5,706	$4,639
Gross realized losses	(7,652)	3,751	1,858

Net realized gains (losses)	$(3,046)	$1,955	$2,781

      Proceeds from sales, maturities and calls of available-for-sale fixed maturity securities were $989,730,000, $635,417,000 and $526,224,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Proceeds from sales, maturities and calls of trading securities were $71,238,000 and $50,542,000 for the years ended December 31, 2005 and 2004, respectively. There were no sales in the trading securities portfolio in 2003. There were no sales of preferred stocks in 2005, 2004 or 2003. There were purchases of preferred stocks of $4,985,000 and $3,750,000 in 2005 and 2003, respectively. There were no purchases of preferred stocks in 2004.
      Net change in unrealized investment gains and losses for the years ended December 31, 2005, 2004 and 2003 were as follows ($ in thousands):

	2005	2004	2003

Available for sale securities	$(61,018)	$(9,459)	$10,405
Less deferred tax	8,564	2,549	2,835

Net change in unrealized gains and losses	$(52,454)	$(6,910)	$7,570

      Net change in unrealized investment gains (losses) on trading securities for the years ended December 31, 2005, 2004 and 2003 are ($102,000), $1,036,000 and ($1,282,000), respectively.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Investments with a carrying value of $12,251,000 were on deposit with regulatory authorities as of December 31, 2005. Investments with a carrying value of $217,628,000 and cash and cash equivalents of $33,885,000 at December 31, 2005 were held in trust to collateralize liabilities ceded by St. Paul to the Company under the reinsurance contracts entered into on or after January 1, 2002 (the “Quota Share Retrocession Agreements”). Investments with a carrying value of $130,126,000 and cash and cash equivalents of $15,795,000 at December 31, 2005 were held in trust to collateralize obligations under various other reinsurance contracts. Cash and cash equivalents of $38,243,000 at December 31, 2005 were held in trust to collateralize letters of credit issued under a credit facility.
      The unrealized losses of securities available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows ($ in thousands):

		Unrealized
	Fair Value	Loss

Less than twelve months:
U.S. Government and U.S. Government agencies	$125,500	$644
Corporates	970,291	18,637
Mortgage and asset-backed securities	894,799	15,105
Municipal bonds	169,371	2,491
Foreign governments and states	23,718	510
Preferred stocks	4,728	257

Total	$2,188,407	$37,644

Twelve months or more:
Corporates	$250,620	$7,752
Mortgage and asset-backed securities	69,326	2,811
Municipal bonds	19,291	510
Foreign governments and states	15,207	494
Preferred stocks	3,458	293

Total	$357,902	$11,860

Total unrealized losses:
U.S. Government and U.S. Government agencies	$125,500	$644
Corporates	1,220,911	26,389
Mortgage and asset-backed securities	964,125	17,916
Municipal bonds	188,662	3,001
Foreign governments and states	38,925	1,004
Preferred stocks	8,186	550

Total	$2,546,309	$49,504

      The Company routinely reviews its available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other-than-temporary impairments.” The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include but are not limited to: the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, and the Company’s intent to hold a security for a sufficient period of time for the value to recover the unrealized loss. This is based on current

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and anticipated future positive cash flow from operations that generates sufficient liquidity in order to meet our obligations. If the Company has determined that an unrealized loss on a security is other than temporary, the Company writes down the carrying value of the security and records a realized loss in the statement of operations.
      The fixed income market was impacted by a number of events during 2005, the most significant of which was the fact that the Federal Open Market Committee continued to raise its target for the federal funds rate, resulting in an overall increase of the target rate by 2.00%. Other events included the downgrade, by various rating agencies, of certain significant credits in the automobile industry to below investment grade; the economic damage brought on by Hurricanes Katrina, Rita and Wilma; the continued rise in oil prices and growing merger and acquisition activity within certain sectors.
      Corporate and mortgage and asset-backed securities represent our largest categories within our available-for-sale portfolio and consequently account for the greatest amount of our overall unrealized loss as of December 31, 2005. Investment holdings within our corporate sector are diversified across approximately 30 sub-sectors, ranging from aerospace to telecommunications, and within each sub-sector across many individual issuers and issues. As of December 31, 2005 there were 281 corporate issues in an unrealized loss position, with the single largest unrealized loss being $915,000. Investment holdings within our mortgage and asset-backed sector are diversified across a number of sub-categories, including asset-backed securities, collateralized mortgage obligations and federal and government agency mortgage-backed securities, with the single largest unrealized loss being $860,000. As of December 31, 2005 there were 565 issues in an unrealized loss position, with the single largest unrealized loss being $915,000.
      Overall the Company’s unrealized loss position as of December 31, 2005 was a result of interest rate increases that impacted all investment categories. Given the Company’s ability to hold these investments until a recovery of fair value, which may be maturity, it does not consider any of its available-for-sale investments to be other-than-temporarily impaired as of December 31, 2005.
      During 2005, as a result of the routine evaluation of investments, we wrote down the carrying value of our other invested asset to its estimated net realizable value and recorded a realized loss of $1,769,000. Other than this adjustment, we do not believe that our investment portfolio contains any securities that were determined to have other-than-temporary impairments.
      The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2005 and 2004 ($ in thousands):

	December 31, 2005		December 31, 2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Fixed maturity securities	$2,987,703	$2,987,703	$2,236,526	$2,236,526
Preferred stocks	8,186	8,186	3,676	3,676
Short-term investments	8,793	8,793	—	—
Other invested asset	5,000	5,000	6,769	6,769
Financial liabilities:
Debt obligations	$292,840	$296,708	$137,500	$165,000
      The fair value of fixed maturity securities, preferred stocks, short-term investments and debt obligations are based on quoted market prices at the reporting date for those or similar investments. The fair value of the other invested asset is based on its estimated net realizable value.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Unpaid Losses and LAE
      In 2005, three significant named hurricanes, Katrina, Rita and Wilma (the “2005 Hurricanes”), caused severe damage in Louisiana, Mississippi, Texas, Florida and several other states in the Gulf Coast region of the United States as well as Mexico and the Caribbean. In 2004, four significant named hurricanes, Charley, Frances, Ivan and Jeanne (the “2004 Hurricanes”), caused severe damage in the Caribbean and the southeastern United States, principally Florida.
      As a result of losses arising from these catastrophic events, certain reinsurance contracts generated additional premiums and adjustments to accrued profit commissions. The aggregate net adverse impact on net income of the Company for the years ended December 31, 2005 and 2004 from the above mentioned hurricanes is summarized as follows ($ in thousands):

	2005	2004

Gross losses and LAE	$654,090	$230,475
Retrocessional reinsurance	(73,800)	—

Net losses and LAE	580,290	230,475
Additional net premiums earned	(46,666)	(29,265)
Profit commissions	(3,654)	(10,243)

Net adverse impact on income before income taxes	$529,970	$190,967

      Activity in the liability for unpaid losses and LAE for the years ended December 31, 2005, 2004 and 2003 is summarized as follows ($ in thousands):

	2005	2004	2003

Net unpaid losses and LAE as of the beginning of year	$1,379,227	$731,918	$281,659

Net incurred related to:
Current year	1,577,944	1,101,820	648,137
Prior year	(72,519)	(82,016)	(63,966)

Total net incurred losses and LAE	1,505,425	1,019,804	584,171

Net paid losses and LAE:
Current year	210,306	174,870	102,669
Prior year	390,598	205,889	41,709

Total net paid losses and LAE	600,904	380,759	144,378
Effects of foreign currency exchange rate changes	(15,093)	8,264	10,466

Net unpaid losses and LAE as of the end of year	2,268,655	1,379,227	731,918
Reinsurance recoverable	55,335	1,728	5,016

Gross unpaid losses and LAE at end of year	$2,323,990	$1,380,955	$736,934

      The favorable development in 2005 related to the prior year of $72,519,000 includes approximately $97,315,000 of net favorable development primarily from property and certain other lines of business with relatively short patterns of reported losses. This is partially offset by approximately $24,796,000 of increases in incurred losses and LAE associated with increases in estimates of premiums and changes in the patterns of their earnings in 2005 and related to prior accident years. The net effect of changes in premium estimates, after considering corresponding changes in related expenses, did not have a significant net effect on the current year’s results of operations.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The favorable development in 2004 related to the prior year of $82,016,000 includes approximately $57,151,000 of net favorable loss development on property and certain other lines of business with relatively short patterns of reported losses, including approximately $7,700,000 attributable to prior years’ catastrophe losses. In addition, the favorable development in 2004 includes approximately $24,865,000 of reductions in incurred losses and LAE associated with reductions in estimates of premiums and changes in the patterns of their earnings in 2004 and related to prior accident years. Such changes did not have a significant net effect on the current year’s results of operations.
      The favorable development in 2003 related to the prior year of $63,966,000 includes approximately $50,866,000 of net favorable loss development on property and certain other lines of business with relatively short patterns of reported losses. The favorable development also includes approximately $13,100,000 of reductions in incurred losses and LAE associated with changes in 2003 of estimates of casualty premiums and their patterns of earnings between 2002 and 2003.
      The lines experiencing favorable loss development are primarily property coverages provided in both the Property and Marine and Finite Risk segments as well as certain casualty classes with short loss development periods. During 2005 and 2004, actual reported losses were significantly less than expected for these short-tailed property and casualty lines resulting in reductions in estimated ultimate losses.
      Because many of the reinsurance coverages offered by the Company will likely involve claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to ultimate exposure to losses are an integral and necessary component of the process of estimating unpaid losses and LAE. With respect to reinsurers, the inherent uncertainties of estimating unpaid losses and LAE are further exacerbated by the significant amount of time that often elapses between the occurrence of an insured loss, the reporting of that loss to the primary reinsurer and then to the reinsurer, and the primary insurer’s payment of that loss to the insured and subsequent payment by the reinsurer to the primary insurer. Unpaid losses and LAE are reviewed quarterly using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data and prevailing economic, social and legal factors. Unpaid losses and LAE established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated unpaid losses and LAE are reflected in financial results in the periods in which they are made.
      In addition to the inherent uncertainty of estimating unpaid losses and LAE, our estimates with respect to the 2005 Hurricanes are subject to an unusually high level of uncertainty arising out of complex and unique causation and coverage issues associated with the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. For example, the underlying policies generally do not cover flood damage; however, water damage caused by wind may be covered. Our actual losses from the 2005 Hurricanes may exceed our estimates as a result of, among other things, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed, which may be affected by class action lawsuits or state regulatory actions. We expect that these issues will not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments.

4.	Retrocessional Reinsurance
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

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
      The effects of retrocessional reinsurance on premiums, losses and LAE for the years ended December 31, 2005, 2004 and 2003 are as follows ($ in thousands):

	Assumed	Ceded	Net

As of and for the year ended December 31, 2005:
Premiums written	$1,765,155	$47,433	$1,717,722
Premiums earned	1,757,139	42,416	1,714,723
Losses and LAE	1,594,737	89,312	1,505,425
Unpaid losses and LAE	2,323,990	55,335	2,268,655
As of and for the year ended December 31, 2004:
Premiums written	1,659,790	13,777	1,646,013
Premiums earned	1,465,058	17,123	1,447,935
Losses and LAE	1,018,106	(1,698)	1,019,804
Unpaid losses and LAE	1,380,955	1,728	1,379,227
As of and for the year ended December 31, 2003:
Premiums written	1,198,473	26,331	1,172,142
Premiums earned	1,088,109	20,582	1,067,527
Losses and LAE	589,656	5,485	584,171
Unpaid losses and LAE	$736,934	$5,016	$731,918
      In 2003, Platinum US and Platinum UK entered into a quota share retrocession agreements with Platinum Bermuda. Platinum US retrocedes approximately 70% of its business to Platinum Bermuda and Platinum UK retrocedes approximately 55% of its business to Platinum Bermuda. In addition, effective April 1, 2005 Platinum UK and Platinum Bermuda entered into an excess of loss reinsurance agreement covering substantially all business assumed by Platinum Bermuda under which Platinum UK provides $55,000,000 of coverage in excess of $145,000,000 for each loss occurrence. Platinum US also reinsured Platinum UK for $50 million per occurrence on an excess-of-loss basis in excess of $60 million with respect to international property business. Following is a summary of the premiums earned and losses ceded from Platinum US and Platinum UK to Platinum Bermuda and from Platinum Bermuda to Platinum UK for the years ended December 31, 2005, 2004 and 2003 ($ in thousands):

	2005	2004	2003

Retroceded by Platinum US to Platinum Bermuda:
Premiums earned	$697,992	$515,869	$270,913
Incurred losses and LAE	893,237	562,193	214,796
Retroceded by Platinum UK to Platinum Bermuda:
Premiums earned	86,163	89,394	43,998
Incurred losses and LAE	54,657	57,830	17,542
Retroceded by Platinum Bermuda to Platinum UK:
Premiums earned	8,250	—	—
Incurred losses and LAE	55,000	—	—
Retroceded by Platinum UK to Platinum US:
Premiums earned	1,800	—	—
Incurred losses and LAE	$—	$—	$—
      These transactions had no net effect on underwriting results in the consolidated financial statements.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt, Equity Security Units and Credit Facility

Debt
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
      In November, 2005, Platinum Holdings and Platinum Finance completed an exchange offer through which they exchanged all $250,000,000 aggregate principal amount of the outstanding Series A Notes for $250,000,000 aggregate principal amount of Series B Notes (the “Series B Notes”) which have substantially the same terms as the Series A Notes and which have been registered under the Securities Act.

Equity Security Units
      In November 2002, the Company issued the ESU’s each of which consisted of a contract to purchase common shares of the Company in 2005 and an ownership interest in a Senior Guaranteed Note, 5.25%, due November 16, 2005 (the “Senior Guaranteed Notes”). On August 16, 2005, Platinum Finance successfully completed the remarketing of $137,500,000 aggregate principal amount of the Senior Guaranteed Notes due November 16, 2007 at a price of 100.7738% with a reset interest rate of 6.371% (the “Remarketed Notes”). Interest is payable on the Remarketed Notes on May 16 and November 16 of each year, commencing November 16, 2005. The Remarketed Notes are unconditionally guaranteed by Platinum Holdings. The remarketing was conducted on behalf of holders of the ESU’s and neither Platinum Holdings nor Platinum Finance received any cash proceeds from the remarketing. Proceeds from the remarketing were used to purchase a portfolio of U.S. Treasury securities to collateralize the obligations of the holders of the ESU’s under the related common share purchase contract and to pay the remarketing fee. There were no excess proceeds distributed to holders of the ESU’s in connection with the remarketing. On November 16, 2005, the Company settled the Purchase Contract component by issuing 5,008,850 common shares, which generated cash proceeds to the Company of $137,500,000. As a result of the settlement of the Purchase Contract component of the ESUs, the ESUs ceased to exist and are no longer traded on the New York Stock Exchange.
      Also in the fourth quarter of 2005, Platinum Holdings and Platinum Finance completed (i) an exchange offer through which they exchanged the outstanding Remarketed Notes for Series B Remarketed Senior Guaranteed Notes having substantially the same terms and which have been registered under the Securities Act (the “Series B Remarketed Notes”) and (ii) a tender offer to repurchase all of the outstanding Remarketed Notes and Series B Remarketed Notes. As a result of these offers, all of the Remarketed Notes were tendered for exchange or repurchased and $42,840,000 of the Series B Remarketed Notes remains outstanding.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the amount and maturities of debt obligations as of December 31, 2005 and 2004 ($ in thousands):

	2005	2004

Series B Notes, 7.5%, due June 1, 2017	$250,000	$—
Series B Remarketed Notes, 6.371%, due November 16, 2007	42,840	—
Senior Guaranteed Notes, 5.25%, due November 16, 2005	—	137,500

Total debt obligations	$292,840	$137,500

Credit Facility
      On October 21, 2005 the Company entered into a three-year $200,000,000 credit agreement with a syndicate of lenders (the “Credit Facility”). The Credit Facility consists of a $100,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit, and a $100,000,000 senior secured credit facility available for letters of credit. The revolving line of credit will be available for the working capital, liquidity and general corporate requirements of the Company and its subsidiaries. The credit facility requires us to satisfy various covenants, including several financial covenants. The Company was in compliance with all covenants under the Credit Facility.
      The Company had approximately $98,122,000 of letters of credit outstanding in favor of various cedants as of December 31, 2005. Letters of credit outstanding under the Credit Facility were $89,874,000 as of December 31, 2005. Cash and cash equivalents of $38,243,000 at December 31, 2005 were held in trust to collateralize secured letters of credit issued under the Credit Facility.
      The interest rate on borrowings under the Credit Facility is based on the election of the Company of either: (1) LIBOR plus 50 basis points or (2) the higher of the prime interest rate of the lead bank providing the credit facility and the federal funds rate plus 50 basis points. The LIBOR rate can decrease by 10 basis points or increase by 12.5 basis points should our credit rating on our senior unsecured debt increase or decrease. There were no borrowings under the Credit Facility outstanding at December 31, 2005.

6.	Income Taxes
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
      Under current United States law, Platinum US will be subject to the 35 percent corporate tax rate. Under current United Kingdom law, Platinum UK is taxed at the U.K. corporate tax rate (generally 30 percent). There is no withholding tax on dividends distributed from Platinum UK to Platinum Regency. Under current Irish law, Platinum Regency is taxed at a 25 percent corporate tax rate on non-trading income and a 12.5 percent corporate tax rate on trading income. There is no withholding tax on dividends distributed from Platinum Regency to Platinum Holdings.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company incurred approximately $6,500,000 of income taxes associated with the transfer from Platinum Finance to Platinum Holdings of $183,350,000 of the proceeds from the issuance of the Series A Notes in May 2005. This transaction is deemed to be a taxable distribution under U.S. tax law and subject to U.S. withholding tax.
      Income (loss) before income taxes (benefit) for the years ended December 31, 2005, 2004 and 2003 by location is as follows ($ in thousands):

	2005	2004	2003

United States	$(66,181)	$73,020	$122,485
Bermuda	(73,165)	19,423	48,191
Other	(23,108)	22,689	23,022

Income before income taxes (benefit)	$(162,454)	$115,132	$193,698

      Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 is comprised of current and deferred taxes as follows ($ in thousands):

	2005	2004	2003

Current tax expense	$(377)	$28,133	$56,681
Deferred tax expense (benefit)	(24,590)	2,216	(7,806)

Total	$(24,967)	$30,349	$48,875

      A reconciliation of expected income tax expense (benefit), computed by applying a 35 percent income tax rate to income (loss) before income taxes (benefit), to income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 is as follows ($ in thousands):

	2005	2004	2003

Expected income tax expense (benefit) at 35%	$(56,859)	$40,296	$67,794
Effect of income or loss subject to tax at rates other than 35%	26,474	(8,222)	(18,316)
Tax exempt investment income	(2,932)	(1,084)	(740)
U.S. withholding taxes deemed taxable transfer to foreign affiliate	6,500	—	—
Other, net	1,850	(641)	137

Income tax expense (benefit)	$(24,967)	$30,349	$48,875

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 are as follows ($ in thousands):

	2005	2004

Deferred tax assets:
Unpaid losses and LAE	$45,516	$31,314
Unearned premiums	12,555	15,095
Net unrealized losses on investments	6,565	188
Other deferred tax assets	41	—

Total deferred tax assets	$64,677	$46,597

Deferred tax liabilities:
Deferred acquisition costs	31,716	36,892
Timing differences in recognition of expenses	261	558
Unrealized net foreign currency exchange losses	884	7,766
Net unrealized gains on investments	—	1,999
Other deferred tax liabilities	—	855

Total deferred tax liabilities	32,861	48,070

Total net deferred tax assets (liabilities)	$31,816	$(1,473)

      Income tax assets and liabilities are recorded by offsetting assets and liabilities by tax jurisdiction. The deferred tax assets and liabilities at December 31, 2005 and 2004 are included in the balance sheet as follows ($ in thousands):

	2005	2004

Platinum US deferred tax assets	$64,871	$49,254
Platinum US deferred tax liabilities	32,937	40,323

Net Platinum US deferred tax assets	31,934	8,931

Platinum UK deferred tax assets	1,073	—
Platinum UK deferred tax liabilities	1,191	10,404

Net Platinum UK deferred tax liabilities	118	10,404

Total net deferred tax assets (liabilities)	$31,816	$(1,473)

      To evaluate the realization of the deferred tax assets, management considers the timing of the reversal of deferred income and expense items as well as the likelihood that the Company will generate sufficient taxable income to realize the future tax benefits. Management believes that the Company will generate sufficient taxable income to realize the deferred assets and, consequently, no valuation allowance was established at December 31, 2005 or 2004. The Company has a net operating loss carryforward arising from its operation in the U.K. The net operating loss carryforward does not have an expiration date.
      Income taxes paid in 2005, 2004 and 2003 were $33,569,000, $8,549,000 and $65,912,000, respectively.

7.	Shareholders’ Equity and Regulation
      On November 1, 2002, Platinum Holdings completed the Initial Public Offering of 33,044,000 common shares (the “Initial Public Offering”). Concurrently with the completion of the Initial Public Offering, Platinum Holdings sold 6,000,000 common shares to St. Paul in a private placement pursuant to a Formation

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and Separation Agreement dated as of October 28, 2002 between Platinum Holdings and St. Paul (the “Formation Agreement”). Pursuant to the Formation Agreement, St. Paul received an option to purchase up to 6,000,000 additional common shares at any time during the ten years following the Initial Public Offering at a price of $27.00 per share (the “St. Paul Option”). In return for the common shares and the St. Paul Option, St. Paul contributed to the Company cash in the amount of $122 million and substantially all of the continuing reinsurance business and related assets of the reinsurance segment of St. Paul, including all of the outstanding capital stock of Platinum US. Among the assets transferred were furniture, equipment, systems and software, and intangible assets including broker lists, contract renewal rights and licenses.
      Concurrent with the completion of the Initial Public Offering, Platinum Holdings also sold 3,960,000 common shares (or nine percent of the outstanding common shares) to RenaissanceRe Holdings Ltd. (“RenaissanceRe”) in a private placement pursuant to an Investment Agreement dated as of September 20, 2002 by and among Platinum Holdings, St. Paul and RenaissanceRe (the “Investment Agreement”). Pursuant to the Investment Agreement, RenaissanceRe received an option to purchase up to 2,500,000 additional common shares at any time during the ten years following the Initial Public Offering at a purchase price of $27.00 per share (the “RenRe Option”). Both St. Paul and RenaissanceRe have amended their options to provide that in lieu of paying $27.00 per share, any option exercise will be settled on a net share basis, which will result in Platinum Holdings issuing a number of common shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00, less the par value per share, multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share.
      The Company filed an allocated universal shelf registration statement with the SEC, which the SEC declared effective on April 5, 2004. The securities registered under the shelf registration statement for sales include up to $750,000,000 of common shares, preferred shares and various types of debt securities. Common shares sold by St. Paul and RenaissanceRe and common shares issuable upon exercise of options owned by St. Paul and RenaissanceRe accounted for $586,381,900 of the $750,000,000 of securities registered under the allocated universal shelf registration statement. On June 30, 2004, St. Paul completed the sale of its 6,000,000 common shares in an underwritten public offering, which was effected pursuant to a prospectus supplement to the shelf registration statement dated June 28, 2004. The Company did not sell any common shares in the offering and did not receive any proceeds from the sale of the common shares by St Paul. The 6,000,000 common shares sold by St. Paul amounted to $177,330,000 of the securities registered under the $750,000,000 shelf registration statement. On December 6, 2005 RenaissanceRe sold its 3,960,000 shares under this shelf registration statement.
      On August 4, 2004, the board of directors of the Company approved a plan to purchase up to $50,000,000 of its common shares. During the year ended December 31, 2004 the Company purchased 349,700 of its common shares in the open market at an aggregate amount of $9,985,000 at a weighted average price of $28.55 per share. The common shares purchased by the Company were canceled. No repurchases of the Company’s common shares were made during the year ended December 31, 2005.

Common Share Offerings
      On September 22, 2005, Platinum Holdings completed an offering of 5,839,286 common shares at a price to the public of $28.00 per share, less related expenses. All shares were offered by Platinum Holdings and were sold pursuant to its effective allocated shelf registration statement. The net proceeds of $161,865,000 were used to make contributions to the capital and surplus of the reinsurance subsidiaries and for general corporate purposes. This common share offering utilized substantially all of the remaining capacity allocated to the Company under the allocated shelf registration statement.
      The Company filed an unallocated universal shelf registration statement with the SEC, which the SEC declared effective on November 8, 2005. Under this shelf registration statement the Company may issue and

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of the above, including debt securities of Platinum Finance, unconditionally guaranteed by the Company. To affect any such sales from time to time, Platinum Holdings and/or Platinum Finance will file one or more supplements to the prospectus forming a part of such registration statement, which will provide details of any proposed offering.
      On December 6, 2005, Platinum Holdings completed an offering of 4,408,263 common shares at a price to the public of $30.15 per share, less related expenses. The net proceeds of $126,928,000 were used to make contributions to the capital and surplus of the reinsurance subsidiaries and for general corporate purposes.

Preferred Share Offering
      On December 6, 2005, the Company completed an offering of 5,750,000 6.0% Series A Mandatory Convertible Preferred Shares at a price to the public of $30.15 per share, less related expenses. The net proceeds of $168,162,000 were used to make contributions to the capital and surplus of the reinsurance subsidiaries and for general corporate purposes. On February 15, 2009, the mandatory conversion date, each preferred share will automatically convert into a number of our common shares based on the volume-weighted average price per common share on the 20 consecutive trading days ending on the third trading day prior to February 15, 2009. The conversion rate will not be more than one to one and not less than 0.7874 common share, depending on the market value of our common shares. Based on the conversion rate of .7874 applicable to any conversion of Preferred Shares prior to February 15, 2009, the Company would issue 4,527,550 common shares. The conversion rate of our Preferred Shares to Common Shares is subject to anti-dilution adjustments under certain circumstances, including the payment of dividends on our Common Shares in Common Shares, the issuance to all holders of Common Share rights or warrants to acquire Common Shares at less than market price, and the payment of cash dividends per Common Share in excess of $0.08 per quarter, subject to adjustment whenever the conversion rate is adjusted. Unless all accrued, cumulated and unpaid dividends on our Preferred Shares for all past quarterly dividend periods have been paid in full we cannot declare or pay any dividend or make any distribution of assets on our common shares. If dividends on the Preferred Shares outstanding have not been paid in an amount equal to six full quarterly dividends, holders of the outstanding Preferred Shares will be entitled to elect two additional directors to our board of directors. These voting rights will continue until all accrued, cumulated and unpaid dividends on the Preferred Shares then outstanding are paid in full.

Regulation
      The Company’s ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by its subsidiaries. The payment of dividends from the Company’s regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of the Company in 2006 without prior regulatory approval is estimated to be $197,000,000.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The combined statutory capital and surplus and statutory net income as reported to relevant regulatory authorities for the reinsurance subsidiaries of the Company were as follows ($ in thousands):

	2005	2004	2003

Statutory capital and surplus
Bermuda	$930,072	$535,054	$550,506
United States	447,207	403,121	372,921
United Kingdom	156,927	186,270	172,971

Total statutory capital and surplus	1,534,206	1,124,445	1,096,398

Statutory net income (loss)
Bermuda	(68,459)	29,356	71,152
United States	(21,884)	20,575	50,646
United Kingdom	(4,685)	1,872	(4,626)

Total statutory net income (loss)	$(95,028)	$51,803	$117,172

      The Company’s insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory basis financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences in Bermuda are that statutory financial statements do not reflect deferred acquisition costs, prepaid assets, or fixed assets. Also, reinsurance assets and liabilities are presented net of retrocessional reinsurance and there is no cash flow statement. The principal differences in the United States are that statutory financial statements do not reflect deferred acquisition costs, bonds are carried at amortized cost, deferred income tax is charged or credited directly to equity, subject to limitations, and reinsurance assets and liabilities are presented net of retrocessional reinsurance. The Company has not used any statutory accounting practices that are not prescribed. The principal differences in the United Kingdom are that bonds are carried at amortized cost, all foreign currency exchange gains and losses are recognized in the statement of operations and a claims equalization reserve is established.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings (Loss) Per Common Share and Comprehensive Income (Loss)

Earnings (Loss) per Common Share
      Following is a reconciliation of the basic and diluted earnings per share computations for the years ended December 31, 2005, 2004 and 2003 ($ in thousands, except per share data):

		Weighted
		Average	Earnings
	Net Income	Shares	(Loss)
	(Loss)	Outstanding	Per Share

Year Ended December 31, 2005:
Basic and diluted loss per share:
Loss attributable to common shareholders	$(138,224)	45,915	$(3.01)

Year Ended December 31, 2004:
Basic earnings per share:
Net income	$84,783	43,158	$1.96
Effect of dilutive securities:
Share options and restricted shares	—	2,094
Interest expense related to ESU’s	6,097	—
Common share conversion of ESU’s	—	5,009
Diluted earnings per share:

Income available to common shareholders	$90,880	50,261	$1.81

Year Ended December 31, 2003:
Basic earnings per share:
Net income	$144,823	43,019	$3.37
Effect of dilutive securities:
Share options	—	717
Interest expense related to ESU’s	6,290	—
Common share conversion of ESU’s	—	5,137
Diluted earnings per share:

Income available to common shareholders	$151,113	48,873	$3.09

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)
      The components of comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 are as follows ($ in thousands, except per share data):

	2005	2004	2003

Before tax amounts:
Foreign currency translation adjustment	$(737)	$555	$890
Net change in unrealized holding gains and losses arising during the period	(62,441)	(6,866)	13,051
Less: reclassification adjustment for net gains (losses) realized in net income	(1,423)	2,594	2,645

Other comprehensive income (loss) before tax	(61,755)	(8,905)	11,296

Deferred income tax (expense) benefit on:
Foreign currency translation adjustment	221	(167)	(267)
Net change in unrealized holding gains and losses arising during the period	8,536	2,337	(2,983)
Less: reclassification adjustment for net gains (losses) realized in net income	(28)	(213)	(147)

Deferred tax on other comprehensive income (loss)	8,785	2,383	(3,103)

Net of tax amounts:
Net foreign currency translation adjustment	(516)	388	623
Net change in unrealized holding gains and losses arising during the period	(53,905)	(4,529)	10,068
Less: reclassification adjustment for net (gains) losses realized in net income	(1,451)	2,381	2,498

Other comprehensive income (loss), net of tax	$(52,970)	$(6,522)	$8,193

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Share Incentive Compensation and Employee Benefit Plans

Share Incentive Compensation
      The Company has a share incentive plan under which key employees and directors of the Company and its subsidiaries may be granted options, restricted share awards or share units. An option award under the Company’s share incentive plan allows for the purchase of common shares at a price equal to the closing price of common shares on the New York Stock Exchange on the date immediately preceding the date of the grant. Options to purchase common shares are granted periodically by the Compensation Committee of the Board of Directors, generally vest over three or four years, and expire ten years from the date of grant. The following summary sets forth option activity for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands, except per share exercise price):

	As of and For the Years Ended

	December 31, 2005		December 31, 2004		December 31, 2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of the year	4,428	$23.40	4,614	$22.92	4,347	$22.50
Granted	333	29.78	227	31.43	670	25.41
Exercised	663	22.65	329	22.50	30	22.50
Forfeited	180	25.20	84	22.50	373	22.50

Outstanding — end of the year	3,918	$23.93	4,428	$23.40	4,614	$22.92

Options exercisable at year-end	2,896		3,636		1,834
Weighted average exercise price of options exercisable at year-end		$23.04		$22.99		$22.50
      The following table summarizes information about share options outstanding at December 31, 2005 (amounts in thousands, except per share exercise price):

				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price

$22.50	2,870	6.84	$22.50	2,539	$22.50
22.51 - 25.00	80	7.16	22.70	39	22.64
25.01 - 30.00	605	7.66	26.56	252	26.23
$30.01 - $35.00	363	8.77	$31.09	66	$31.69
      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003

Dividend yield	1.0%	1.4%	1.4%
Risk free interest rate	3.0%	3.0%	3.0%
Expected volatility	30.0%	30.0%	30.0%
Expected option life	7 years	7 years	7 years

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      These assumptions would have resulted in the following stock-based compensation expense related to options granted, net of tax ($ in thousands):

	2005	2004	2003

Stock-based compensation expense, net of tax	$6,278	$6,640	$14,511
Stock-based compensation expense, net of tax included in financial statements	$1,929	$1,814	$5,175
      The Company’s share incentive plan also provides for the issuance of restricted shares to key employees. During 2005, the Company granted 18,428 restricted shares that vest over a three-year period. The fair value of the shares at the date of grant were $525,000. During 2004, the Company granted 98,531 restricted shares that vest over a five-year period. The fair value of the shares at the date of grant were $2,750,000. There were no restricted share awards in 2003.
      On May 13, 2003 the Company entered into a Separation and Consulting Agreement with a former President and Chief Executive Officer pursuant to which the Company paid him $4,950,000 and on June 1, 2003 fully vested his option to purchase 975,000 of the Company’s common shares with an exercise period of five years. The differential between the option price and the market value of 975,000 common shares on May 13, 2003 of $4,339,000 was recognized as compensation expense with a corresponding credit to additional paid in capital.
     Defined Contribution Plan
      In 2003, the Company adopted an employee savings plan as a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”) and covering substantially all U.S. employees. The savings plan allows eligible employees to contribute up to 50 percent of their annual compensation on a tax-deferred basis up to limits under the Code and the Company will match up to the first four percent. In addition, the Company may, at its discretion, make additional contributions. Expenses related to the savings plan were $1,638,000, $1,255,000 and, $1,718,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

10.	Related Party Transactions and Agreements
      In connection with the Initial Public Offering and the transfer of business, the Company entered into various agreements with St. Paul and its affiliates and RenaissanceRe and its affiliates including the Quota Share Retrocession Agreements. The Company also entered into several agreements with St. Paul pursuant to which St. Paul provides various services, including accounting and administration of the business assumed under the Quota Share Retrocession Agreements. The Company paid St. Paul a total of $381,000, $326,000 and $274,000 for such services provided in 2005, 2004 and 2003, respectively.
      Platinum Holdings also entered into a five-year Services and Capacity Reservation Agreement with RenaissanceRe, effective October 1, 2002, pursuant to which RenaissanceRe provides services to subsidiaries of the Company in connection with their property catastrophe book of business. At the Company’s request, RenaissanceRe analyzes the Company’s property catastrophe treaties and contracts no more than twice per year and assists the Company in measuring risk and managing the Company’s property catastrophe treaties and contracts. Based upon such analysis, RenaissanceRe provides the Company with quotations for rates for non-marine non-finite property catastrophe retrocessional coverage with aggregate limits up to $100 million annually, either on an excess-of-loss or proportional basis. The Company and RenaissanceRe may then enter into retrocessional agreements on the basis of the quotations. The fee for the coverage commitment and the services provided by RenaissanceRe under this agreement is 3.5 percent of the Company’s gross written non-marine non-finite property catastrophe premium for the contract year, subject to a minimum of $4 million.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fees related to this agreement were $6,538,000, $6,395,000 and $5,350,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Fees related to this agreement are included in operating expenses.
      Renaissance Underwriting Managers Ltd. (“RUM”), a subsidiary of RenaissanceRe, and Platinum Bermuda entered into an agreement whereby RUM will, from time to time, provide referrals of treaty and facultative reinsurance contracts to Platinum Bermuda for a fee. The fee is 1.0% of gross premiums written for all pro-rata business, 2.5% of gross premiums written on all excess of loss business, and 7.5% of the margin on all finite business. The Company paid $57,000, $846,000 and $400,000 in fees for such referrals for the years ended December 31, 2005, 2004 and 2003, respectively. The business referred is also subject to a profit commission. Included in the fees under this agreement in 2005 and 2004 were $341,000 and $727,000 of profit commissions, respectively. There were no profit commissions paid under this agreement in 2003.
      Platinum US is a party to two property catastrophe excess of loss programs with the Glencoe Group of Companies, which are affiliates of RenaissanceRe. Platinum US has a 5% participation across four layers of reinsurance on one program and a 15% participation on the other program. Platinum US is also a party to a quota share retrocession agreement with Glencoe Insurance Ltd. pursuant to which Platinum US cedes to Glencoe Insurance Ltd. 85% of all liabilities under the subject property facultative certificates. Premium ceded in 2005 and 2004 under this agreement was approximately $5,058,000 and $3,400,000, respectively.
      Pursuant to the employment agreement between the Company’s Vice Chairman of the Board and former chief executive officer (the “Vice Chairman”) and the Company, dated as of June 20, 2003, the Vice Chairman purchased 20,000 common shares from the Company on July 30, 2003 for an aggregate purchase price of $520,000. These common shares were sold to the Vice Chairman at a price of $26.00 per common share, which was the closing price of the common shares on the date prior to the date that the Company’s Board of Directors approved his employment agreement.
      The Company was party to an investment management agreement with Alliance Capital Management L.P. (“Alliance”), pursuant to which Alliance provided investment advisory services to the Company. The Company paid a fee to Alliance for these services based on the amount of the Company’s assets managed by Alliance. The Company paid $1,612,000, $2,248,000 and $1,629,000 in investment advisory fees to Alliance for the years ended December 31, 2005, 2004 and 2003, respectively. A former Senior Vice President at AllianceBernstein Institutional Investment Management, a unit of Alliance, is the wife of a senior officer of Platinum Holdings. The investment management agreement with Alliance was terminated on June 8, 2005.

11.	Operating Segment Information
      The Company has organized its worldwide reinsurance business around three operating segments: Property and Marine, Casualty and Finite Risk. The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets. This business includes property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss treaties. The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, workers’ compensation, casualty clash, automobile liability, surety and trade credit. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The classes of risks underwritten through finite risk contracts are fundamentally the same as the classes covered by traditional products. Typically, the potential amount of losses we might pay is finite or capped. In return for this limit on losses, there is typically a cap on the potential profit margin specified in the treaty. Profits above this margin are returned to the ceding company. Thus, this type of coverage typically is less expensive for ceding companies. The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which covers losses that are incurred prior to inception of the contract. The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.
      In managing the Company’s operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. Management does not allocate by segment its assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. The measures used by management in evaluating the Company’s operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments together with a reconciliation of underwriting income (loss) to income before income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total

Year ended December 31, 2005:
Net premiums written	$575,055	$809,031	$333,636	$1,717,722

Net premiums earned	569,173	789,629	355,921	1,714,723
Losses and LAE	756,742	511,609	237,074	1,505,425
Acquisition expenses	93,983	194,397	114,755	403,135
Other underwriting expenses	26,074	24,690	4,905	55,669

Segment underwriting income (loss)	$(307,626)	$58,933	$(813)	$(249,506)

Net investment income and net realized losses on investments				126,399
Net foreign currency exchange losses				(2,111)
Other expense				(586)
Corporate expenses not allocated to segments				(14,158)
Interest expense				(20,006)
Loss on repurchase of debt				(2,486)

Loss before income tax benefit				$(162,454)

Ratios:
Losses and LAE	133.0%	64.8%	66.6%	87.8%
Acquisition expense	16.5%	24.6%	32.2%	23.5%
Other underwriting expense	4.6%	3.1%	1.4%	3.2%

Combined	154.1%	92.5%	100.2%	114.5%

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Property
	and Marine	Casualty	Finite Risk	Total

Year ended December 31, 2004:
Net premiums written	$504,439	$677,399	$464,175	$1,646,013

Net premiums earned	485,135	611,893	350,907	1,447,935
Losses and LAE	349,557	418,355	251,892	1,019,804
Acquisition expenses	76,360	151,649	99,812	327,821
Other underwriting expenses	27,827	19,086	6,224	53,137

Segment underwriting income (loss)	$31,391	$22,803	$(7,021)	$47,173

Net investment income and net realized gains on investments				86,487
Net foreign currency exchange gains				725
Other income				3,211
Corporate expenses not allocated to segments				(13,196)
Interest expense				(9,268)

Income before income taxes				$115,132

Ratios:
Losses and LAE	72.1%	68.4%	71.8%	70.4%
Acquisition expense	15.7%	24.8%	28.4%	22.6%
Other underwriting expense	5.7%	3.1%	1.8%	3.7%

Combined	93.5%	96.3%	102.0%	96.7%

Year ended December 31, 2003:
Net premiums written	$352,908	$474,000	$345,234	$1,172,142

Net premiums earned	355,556	391,170	320,801	1,067,527
Losses and LAE	169,944	266,836	147,391	584,171
Acquisition expenses	52,154	101,005	98,067	251,226
Other underwriting expenses	35,598	21,060	12,870	69,528

Segment underwriting income	$97,860	$2,269	$62,473	$162,602

Net investment income and net realized gains on investments				60,426
Net foreign currency exchange losses				(114)
Other income				3,343
Corporate expenses not allocated to segments				(23,067)
Interest expense				(9,492)

Income before income taxes				$193,698

Ratios:
Losses and LAE	47.8%	68.2%	45.9%	54.7%
Acquisition expense	14.7%	25.8%	30.6%	23.5%
Other underwriting expense	10.0%	5.4%	4.0%	6.5%

Combined	72.5%	99.4%	80.5%	84.7%

      Corporate expenses, interest expenses, net investment income, net realized investment gains, loss on repurchase of debt and other income or expense items that are not specifically attributable to operating segments are not allocated.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the net premiums written by the Company for the years ended December 31, 2005, 2004 and 2003 by geographic location of the ceding company ($ in thousands):

	2005	2004	2003

United States	$1,449,216	$1,350,408	$912,586
International	268,506	295,605	259,556

Total	$1,717,722	$1,646,013	$1,172,142

12.	Commitments and Contingencies

Litigation
      In the normal course of business, the Company may become involved in various claims and legal proceedings. The Company is not currently aware of any pending or threatened material litigation.

Lease Commitments
      Future minimum annual lease commitments under various non-cancelable operating leases for the Company’s office facilities are as follows: ($ in thousands):

Years Ending December 31,
2006	$2,347
2007	1,843
2008	1,919
2009	1,996
2010	1,998
Thereafter	4,847

Total	$14,950

      Rent expense was $2,750,000, $3,070,000 and $3,636,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Quarterly Financial Data (Unaudited)
      The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2005 and 2004 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown ($ in thousands, except per share data):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Net premiums earned	$411,040	$431,470	$429,388	$442,825
Net investment income	26,905	28,904	36,441	37,195
Losses and LAE	237,698	240,852	564,618	462,257
Acquisition expenses	93,249	103,928	98,858	107,100
Operating expenses	20,008	23,480	8,080	18,259
Net income (loss) available to common shareholders	73,088	67,985	(176,024)	(103,273)
Net income (loss) per common share:
Basic	1.69	1.57	(4.02)	(1.94)
Diluted	$1.49	$1.39	$(4.02)	$(1.94)
Average common shares outstanding:
Basic	43,163	43,293	43,785	53,339
Diluted	50,032	50,009	43,785	53,339

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Net premiums earned	$321,042	$310,867	$383,090	$432,936
Net investment income	17,484	19,377	21,429	26,242
Losses and LAE	161,969	189,466	384,724	283,645
Acquisition expenses	88,921	62,694	81,271	94,935
Operating expenses	18,774	19,262	15,400	12,897
Net income (loss)	54,814	49,799	(69,752)	49,922
Net income (loss) per share:
Basic	1.27	1.15	(1.62)	1.16
Diluted	$1.10	$1.01	$(1.62)	$1.03
Average common shares outstanding:
Basic	43,143	43,290	43,127	43,073
Diluted	50,984	50,788	43,127	49,819

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Investigations by the Securities and Exchange Commission and the New York Attorney General
      In November and December 2004, we received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products. The Company has fully cooperated in responding to all such requests. Other reinsurance companies have reported receiving similar subpoenas and requests. We are unable to predict the direction the investigation will take and the impact, if any, it may have on the Company’s business. In view of the ongoing industry investigations, the Company retained the law firm of Dewey Ballantine LLP to conduct a review of its finite reinsurance practices. They informed the Company that they identified no evidence of improprieties.
      On June 14, 2005, we received a grand jury subpoena from the United States Attorney for the Southern District of New York requesting documents relating to our finite reinsurance products. We have fully cooperated in responding to this request.

(15)	Condensed Consolidating Financial Information
      Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary of Platinum Regency. The outstanding Series B Notes, due June 1, 2017 issued by Platinum Finance are fully and unconditionally guaranteed by Platinum Holdings. The outstanding Series B Remarketed Notes, due November 16, 2007, issued by Platinum Finance are also fully and unconditionally guaranteed by Platinum Holdings.
      The payment of dividends from the Company’s regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiary of Platinum Finance in 2006 without prior regulatory approval is approximately $44,000,000. The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2006, including the reinsurance subsidiary of Platinum Finance, without prior regulatory approval is estimated to be approximately $197,000,000.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tables below present condensed consolidating financial information for the years ended December 31, 2005, 2004 and 2003 of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings ($ in thousands):

Condensed Consolidating Balance Sheet	Platinum	Platinum	Non-guarantor	Consolidating
December 31, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$12,448	$2,876,474	$—	$2,888,922
Fixed maturity trading securities at fair value	—	—	98,781	—	98,781
Preferred stocks	—	—	8,186	—	8,186
Other invested asset	—	—	5,000	—	5,000
Short-term investments	—	—	8,793	—	8,793

Total investments	—	12,448	2,997,234	—	3,009,682
Investment in subsidiaries	1,410,794	448,839	436,368	(2,296,001)	—
Cash and cash equivalents	129,962	5,010	685,774	—	820,746
Reinsurance assets	—	—	2,969,880	(1,903,893)	1,065,987
Income tax recoverable	—	5,874	18,648	—	24,522
Other assets	2,963	4,086	326,389	(100,000)	233,438

Total assets	$1,543,719	$476,257	$7,434,293	$(4,299,894)	$5,154,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Reinsurance liabilities	$—	$—	$4,868,470	$(1,827,216)	$3,041,254
Debt obligations	—	292,840	—	—	292,840
Other liabilities	3,470	2,243	350,996	(76,677)	280,032

Total liabilities	3,470	295,083	5,219,466	(1,903,893)	3,614,126

Shareholders’ Equity:
Preferred shares	57	—	—	—	57
Common shares	590	—	6,250	(6,250)	590
Unearned share grant compensation	(2,467)	—	—	—	(2,467)
Additional paid-in capital	1,527,316	192,036	2,150,834	(2,342,870)	1,527,316
Accumulated other comprehensive income (loss)	(40,718)	(10,199)	(52,840)	63,039	(40,718)
Retained earnings	55,471	(663)	110,583	(109,920)	55,471

Total shareholders’ equity	1,540,249	181,174	2,214,827	(2,396,001)	1,540,249

Total liabilities and shareholders’ equity	$1,543,719	$476,257	$7,434,293	$(4,299,894)	$5,154,375

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet	Platinum	Platinum	Non-guarantor	Consolidating
December 31, 2004	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value	$—	$3,740	$2,150,113	$—	$2,153,853
Fixed maturity trading securities at fair value	—	—	82,673	—	82,673
Preferred stocks	—	—	3,676	—	3,676
Other invested asset	—	—	6,769	—	6,769

Total investments	—	3,740	2,243,231	—	2,246,971
Investment in subsidiaries	1,135,434	414,105	470,776	(2,020,315)	—
Cash and cash equivalents	1,945	8,204	199,748	—	209,897
Reinsurance assets	—	—	2,009,245	(1,090,219)	919,026
Other assets	1,648	1,502	142,951	(100,000)	46,101

Total assets	$1,139,027	$427,551	$5,065,951	$(3,210,534)	$3,421,995

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Reinsurance liabilities	$—	$—	$3,233,233	$(1,133,358)	$2,099,875
Debt obligations	—	137,500	—	—	137,500
Other liabilities	6,024	928	1,525	43,140	51,617

Total liabilities	6,024	138,428	3,234,758	(1,090,218)	2,288,992

Shareholders’ Equity:
Preferred shares	—	—	—	—	—
Common shares	430	—	1,250	(1,250)	430
Additional paid-in capital	911,851	147,238	1,417,032	(1,564,270)	911,851
Accumulated other comprehensive income	12,252	3,309	17,068	(20,377)	12,252
Retained earnings	208,470	138,576	395,843	(534,419)	208,470

Total shareholders’ equity	1,133,003	289,123	1,831,193	(2,120,316)	1,133,003

Total liabilities and shareholders’ equity	$1,139,027	$427,551	$5,065,951	$(3,210,534)	$3,421,995

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations	Platinum	Platinum	Non-guarantor	Consolidating
For the Year Ended December 31, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Revenue:
Net premiums earned	$—	$—	$1,714,723	$—	$1,714,723
Net investment income	1,724	937	126,867	(83)	129,445
Net realized gains on investments	—	(15)	(3,031)	—	(3,046)
Other income	7,036	—	(7,622)	—	(586)

Total revenue	8,760	922	1,830,937	(83)	1,840,536

Expenses:
Losses and loss adjustment expenses	—	—	1,505,425	—	1,505,425
Acquisition expenses	—	—	407,680	(4,545)	403,135
Operating expenses	13,393	635	51,337	4,462	69,827
Net foreign currency exchange gains	2	—	2,109	—	2,111
Interest expense	71	19,935	—	—	20,006
Loss on repurchase of debt	—	2,486	—	—	2,486

Total expenses	13,466	23,056	1,966,551	(83)	2,002,990

Income (loss) before income tax expense	(4,706)	(22,134)	(135,614)	—	(162,454)
Income tax expense (benefit)	—	(7,746)	(17,221)	—	(24,967)

Net income (loss) before equity in earnings of subsidiaries	(4,706)	(14,388)	(118,393)	—	(137,487)
Equity in earnings of subsidiaries	(132,781)	(27,557)	(62,160)	222,498	—

Net income (loss) before preferred dividends	(137,487)	(41,945)	(180,553)	222,498	(137,487)
Preferred dividends	737	—	—	—	737

Net income available to common shareholders	$(138,224)	$(41,945)	$(180,553)	$222,498	$(138,224)

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Statement of Operations	Platinum	Platinum	Non-guarantor	Consolidating
For the Year Ended December 31, 2004	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Revenue:
Net premiums earned	$—	$—	$1,447,935	$—	$1,447,935
Net investment income	53	164	84,315	—	84,532
Net realized gains on investments	—	6	1,949	—	1,955
Other income	2,944	—	48	219	3,211

Total revenue	2,997	170	1,534,247	219	1,537,633

Expenses:
Losses and loss adjustment expenses	—	—	1,019,804	—	1,019,804
Acquisition expenses	—	—	331,754	(3,933)	327,821
Operating expenses	12,725	288	49,387	3,933	66,333
Net foreign currency exchange gains	(3)	—	(722)	—	(725)
Interest expense	207	9,061	—	—	9,268

Total expenses	12,929	9,349	1,400,223	—	1,422,501

Income (loss) before income tax expense	(9,932)	(9,179)	134,024	219	115,132
Income tax expense (benefit)	—	(3,213)	33,562	—	30,349

Net income (loss) before equity in earnings of subsidiaries	(9,932)	(5,966)	100,462	219	84,783
Equity in earnings of subsidiaries	94,715	55,006	60,799	(210,520)	—

Net income	$84,783	$49,040	$161,261	$(210,301)	$84,783

Consolidating Statement of Operations	Platinum	Platinum	Non-guarantor	Consolidating
For the Year Ended December 31, 2003	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Revenue:
Net premiums earned	$—	$—	$1,067,527	$—	$1,067,527
Net investment income	46	121	57,478	—	57,645
Net realized gains on investments	—	—	2,781	—	2,781
Other income	—	—	3,343	—	3,343

Total revenue	46	121	1,131,129	—	1,131,296

Expenses:
Losses and loss adjustment expenses	—	—	584,171	—	584,171
Acquisition expenses	—	—	256,248	(5,022)	251,226
Operating expenses	22,657	338	64,373	5,227	92,595
Net foreign currency exchange losses	4	—	110	—	114
Interest expense	344	9,148	—	—	9,492

Total expenses	23,005	9,486	904,902	205	937,598

Income (loss) before income tax expense	(22,959)	(9,365)	226,227	(205)	193,698
Income tax expense (benefit)	—	(3,278)	52,153	—	48,875

Net income (loss) before equity in earnings of subsidiaries	(22,959)	(6,087)	174,074	(205)	144,823
Equity in earnings of subsidiaries	167,782	86,576	92,374	(346,732)	—

Net income	$144,823	$80,489	$266,448	$(346,937)	$144,823

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating
Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the Year Ended December 31, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(4,999)	$(16,340)	$619,013	$—	$597,674

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	—	3,026	888,773	—	891,799
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	—	439	97,492	—	97,931
Proceeds from sale of subsidiary shares	—	—	193,000	(193,000)	—
Purchase of subsidiary shares	—	—	(139,902)	139,902	—
Acquisition of available-for-sale fixed maturity securities	—	(12,347)	(1,699,158)	—	(1,711,505)
Dividends from subsidiaries	17,000	—	—	(17,000)	—
Decrease in short-term investments	—	—	(8,793)	—	(8,793)
Contributions to subsidiaries	(477,500)	(75,100)	—	552,600	—

Net cash provided by (used in) investing activities	(460,500)	(83,982)	(668,588)	482,502	(730,568)

Financing Activities:
Dividends paid to shareholders	(14,775)	—	(17,000)	17,000	(14,775)
Proceeds from exercise of share options	15,026	—	—	—	15,026
Proceeds from issuance of common shares	425,757	139,902	—	(139,902)	425,757
Proceeds from issuance of debt	—	246,900	—	—	246,900
Proceeds from issuance of preferred shares	167,509	—	—	—	167,509
Capital contribution from parent	—	—	552,600	(552,600)	—
Purchase of common shares	—	(193,000)	—	193,000	—
Repurchase of debt obligations	—	(96,674)	—	—	(96,674)

Net cash used in financing activities	593,517	97,128	535,600	(482,502)	743,743

Net increase (decrease) in cash and cash equivalents	128,018	(3,194)	486,025	—	610,849
Cash and cash equivalents at beginning of year	1,944	8,204	199,749	—	209,897

Cash and cash equivalents at end of year	$129,962	$5,010	$685,774	$—	$820,746

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating
Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the Year Ended December 31, 2004	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(8,400)	$(436)	$723,569	$—	$714,733

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	—	998	497,947	—	498,945
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	—	697	135,775	—	136,472
Acquisition of available-for-sale fixed maturity securities	—	(2,972)	(1,227,923)	—	(1,230,895)
Dividends from subsidiaries	22,000	—	—	(22,000)	—
Contributions to subsidiaries	(250)	—	—	250	—

Net cash provided by (used in) investing activities	21,750	(1,277)	(594,201)	(21,750)	(595,478)

Financing Activities:
Dividends paid to shareholders	(13,807)	—	(22,000)	22,000	(13,807)
Proceeds from exercise of share options	7,406	—	—	—	7,406
Proceeds from issuance of common shares	1,567	—	—	—	1,567
Purchase of common shares	(9,985)	—	—	—	(9,985)
Capital contribution from parent	—	—	250	(250)	—

Net cash used in financing activities	(14,819)	—	(21,750)	21,750	(14,819)

Net increase (decrease) in cash and cash equivalents	(1,469)	(1,713)	107,618	—	104,436
Cash and cash equivalents at beginning of year	3,413	9,917	92,131	—	105,461

Cash and cash equivalents at end of year	$1,944	$8,204	$199,749	$—	$209,897

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating
Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the Year Ended December 31, 2003	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(21,103)	$(7,571)	$411,981	$—	$383,307

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	—	—	393,245	—	393,245
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	—	1,624	131,355	—	132,979
Acquisition of available-for-sale fixed maturity securities	—	(4,152)	(1,061,925)	—	(1,066,077)
Other invested asset acquired		—	(6,910)	—	(6,910)
Dividends from subsidiaries	33,150	—	—	(33,150)	—

Net cash provided by (used in) investing activities	33,150	(2,528)	(544,235)	(33,150)	(546,763)

Financing Activities:
Dividends paid to shareholders	(13,767)	—	(33,150)	33,150	(13,767)
Proceeds from exercise of share options	678	—	—	—	678
Proceeds from issuance of common shares	520	—	—	—	520

Net cash used in financing activities	(12,569)	—	(33,150)	33,150	(12,569)

Net decrease in cash and cash equivalents	(522)	(10,099)	(165,404)	—	(176,025)
Cash and cash equivalents at beginning of year	3,935	20,016	257,535	—	281,486

Cash and cash equivalents at end of year	$3,413	$9,917	$92,131	$—	$105,461

(16)	Subsequent Event
      Effective January 1, 2006 a finite quota share contract was canceled on a cut-off basis. During the first quarter of 2006 we will reflect the effect of the cancellation by recording a reduction of unearned and written premiums of approximately $58,164,000. The premiums were previously reported as written in 2005. Additionally, we will reflect the effect of the cancellation by recording reductions of premiums receivable and funds held by approximately $38,843,000 and deferred acquisition costs by approximately $19,321,000.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
      Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided elsewhere in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:
      Under date of February 28, 2006, we reported on the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the December 31, 2005 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-8 of the Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
New York, New York
February 28, 2006

SCHEDULE I
PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Summary of Investments — Other Than Investments in Related Parties
As of December 31, 2005

			Amount at
			Which Shown in
	Cost*	Fair Value	Balance Sheet

	($ in thousands)
Fixed maturity securities:
Bonds:
United States Government and government agencies and authorities	$232,531	$230,062	$230,062
State, municipalities and political subdivisions	182,949	180,526	180,526
Foreign governments	108,426	107,669	107,669
Foreign corporate	227,576	222,987	222,987
Public utilities	128,432	126,211	126,211
All other corporate	2,092,319	2,058,696	2,058,696

Total bonds	2,972,233	2,926,151	2,926,151
Redeemable preferred stock	63,060	61,552	61,552

Total fixed maturity securities	3,035,293	2,987,703	2,987,703
Preferred stock	8,735	8,186	8,186
Other long term investments	5,000	5,000	5,000
Short-term investments	8,793	8,793	8,793

Total investments	$3,057,821	$3,009,682	$3,009,682

*	Original cost of fixed maturity securities reduced by repayments and adjusted for amortization of premiums and discounts.

SCHEDULE II
PLATINUM UNDERWRITERS HOLDINGS, LTD.
(Parent Company)
CONDENSED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004

	($ in thousands, except
	share data)
ASSETS
Investment in affiliates	$1,410,794	$1,135,434
Cash	129,962	1,945
Other assets	2,962	1,648

Total assets	$1,543,718	$1,139,027

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Contract adjustment payments	$—	$2,335
Accrued expenses and other liabilities	3,469	3,689

Total liabilities	3,469	6,024

Shareholders’ equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 and 0 shares issued and outstanding, respectively	57	—
Common shares, $.01 par value, 200,000,000 shares authorized, 59,126,675 and 43,087,407 shares issued and outstanding respectively	590	430
Additional paid-in capital	1,527,316	911,851
Unearned share grant compensation	(2,467)	—
Accumulated other comprehensive income (loss)	(40,718)	12,252
Retained earnings	55,471	208,470

Total shareholders’ equity	1,540,249	1,133,003

Total liabilities and shareholders’ equity	$1,543,718	$1,139,027

SCHEDULE II
PLATINUM UNDERWRITERS HOLDINGS, LTD.
(Parent Company)
CONDENSED STATEMENTS OF OPERATIONS
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	($ in thousands)
Revenues:
Net investment income	$1,724	$53	$46
Other income	7,036	2,944	—

	8,760	2,997	46

Expenses:
Interest expenses	71	207	344
Operating expenses	13,395	12,722	22,661

Total expenses	13,466	12,929	23,005

Net loss before equity in earnings of affiliate	(4,706)	(9,932)	(22,959)
Equity in earnings (loss) of affiliates	(132,781)	94,715	167,782

Net income (loss) before preferred dividends	(137,487)	84,783	144,823
Preferred dividends	737	—	—

Net income (loss) available to common shareholders	$(138,224)	$84,783	$144,823

SCHEDULE II
PLATINUM UNDERWRITERS HOLDINGS, LTD.
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003
($ in thousands)

	2005	2004	2003

Operating Activities:
Net loss before equity in earnings of affiliates	$(4,706)	$(9,932)	$(22,959)
Adjustments to reconcile net income to net cash provided in operations:
Share based compensation	2,313	1,777	5,510
Depreciation and amortization	129	125	—
Changes in other assets and liabilities	(2,735)	(369)	(3,654)

Net cash used in operating activities	(4,999)	(8,399)	(21,103)

Investing Activities:
Dividends and distributions from subsidiaries	17,000	22,000	33,150
Contributions to subsidiaries	(477,500)	(250)	—

Net cash provided by (used in) investing activities	(460,500)	21,750	33,150

Financing Activities:
Dividends paid to shareholders	(14,775)	(13,807)	(13,767)
Proceeds from exercise of share options	15,026	7,406	678
Net proceeds from issuance of common shares	425,757	1,566	520
Net proceeds from issuance of preferred shares	167,509		—
Purchase of common shares	—	(9,985)	—

Net cash (used in) provided by financing activities	593,517	(14,820)	(12,569)

Net increase (decrease) in cash and cash equivalents	128,018	(1,469)	(522)
Cash and cash equivalents at beginning of year	1,944	3,413	3,935

Cash and cash equivalents at end of year	$129,962	$1,944	$3,413

SCHEDULE III
PLATINUM UNDERWRITERS HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION

		Net Unpaid					Losses and	Amortization
	Deferred	Losses and		Other Policy			Loss	of Deferred
	Policy	Loss	Net	Claims and		Net	Adjustment	Policy	Other
	Acquisition	Adjustment	Unearned	Benefits	Net Earned	Investment	Expenses	Acquisition	Operating	Net Written
Period	Costs	Expenses	Premiums	Payable	Premium	Income	Incurred	Costs	Expenses	Premiums

	($ in thousands)
Year ended December 31, 2005:
Property and Marine	$14,357	$816,328	$66,741		$569,173		$756,742	$70,005		$575,055
Casualty	73,622	1,107,316	292,513		789,629		511,609	140,758		809,031
Finite Risk	42,821	345,011	134,865		355,921		237,074	88,797		333,636

Total	130,800	2,268,655	494,119	—	1,714,723	129,445	1,505,425	299,560	14,158	1,717,722

Year ended December 31, 2004:
Property and Marine	15,747	410,347	64,985		485,135		349,557	58,792		504,439
Casualty	72,454	715,314	278,634		611,893		418,355	118,734		677,399
Finite Risk	47,837	253,566	155,917		350,907		251,892	46,781		464,175

Total	136,038	1,379,227	499,536	—	1,447,935	84,532	1,019,804	224,307	13,196	1,646,013

Year ended December 31, 2003:
Property and Marine	9,076	231,719	44,667		355,556		169,944	48,756		352,908
Casualty	61,181	320,585	224,611		391,170		266,836	87,620		474,000
Finite Risk	9,050	179,614	30,578		320,801		147,391	90,864		345,234

Total	$79,307	$731,918	$299,856	—	$1,067,527	$57,645	$584,171	$227,240	$92,595	$1,172,142

SCHEDULE IV
PLATINUM UNDERWRITERS HOLDINGS, LTD.
REINSURANCE

			Assumed From		Percentage of
	Direct	Ceded to Other	Other		Amount
Description	Amount	Companies	Companies	Net Amount	Assumed to Net

	($ in thousands)
Property and liability premiums written:
Year ended December 31, 2005:
Property and Marine	—	$21,521	$596,576	$575,055	103.7%
Casualty	—	133	809,164	809,031	100.0%
Finite Risk	—	25,779	359,415	333,636	107.7%

Total	—	47,433	1,765,155	1,717,722	102.8%

Year ended December 31, 2004:
Property and Marine	—	13,029	517,468	504,439	102.6%
Casualty	—	748	678,147	677,399	100.1%
Finite Risk	—	—	464,175	464,175	100.0%

Total	—	13,777	1,659,790	1,646,013	100.8%

Year ended December 31, 2003:
Property and Marine	—	25,156	378,064	352,908	107.1%
Casualty	—	1,175	475,175	474,000	100.2%
Finite Risk	—	—	345,234	345,234	100.0%

Total	—	$26,331	$1,198,473	$1,172,142	102.2%