Form 10-Q
period 2006-03-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2006-04-28
CIK 1171500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 17, 2006, there were outstanding 59,201,800 common shares, par value $0.01 per share, of the registrant.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,208,066 and $2,936,152, respectively)	$3,121,500	$2,888,922
Fixed maturity trading securities at fair value (amortized cost – $101,832 and $99,141, respectively)	99,821	98,781
Preferred stocks (cost – $8,735 and $8,735, respectively)	8,169	8,186
Other invested asset	5,000	5,000
Short-term investments	80,609	8,793

Total investments	3,315,099	3,009,682
Cash and cash equivalents	570,030	820,746
Accrued investment income	29,581	29,230
Reinsurance premiums receivable	517,429	567,449
Reinsurance recoverable on ceded losses and loss adjustment expenses	61,528	68,210
Prepaid reinsurance premiums	30,860	7,899
Funds held by ceding companies	266,541	291,629
Deferred acquisition costs	105,699	130,800
Income tax recoverable	10,600	24,522
Deferred tax assets	36,723	31,934
Due from investment broker	187	157,930
Other assets	11,940	14,344

Total assets	$4,956,217	$5,154,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,371,916	$2,323,990
Unearned premiums	474,433	502,018
Reinsurance deposit liabilities	6,041	6,048
Debt obligations	292,840	292,840
Ceded premiums payable	38,106	22,544
Commissions payable	142,826	186,654
Deferred tax liabilities	960	118
Due to investment broker	16,902	259,834
Other liabilities	34,355	20,080

Total liabilities	3,378,379	3,614,126

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 59,190,300 and 59,126,675 shares issued and outstanding, respectively	592	590
Additional paid-in capital	1,528,020	1,527,316
Unearned share grant compensation	–	(2,467)
Accumulated other comprehensive loss	(76,029)	(40,718)
Retained earnings	125,198	55,471

Total shareholders’ equity	1,577,838	1,540,249

Total liabilities and shareholders’ equity	$4,956,217	$5,154,375

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2006 and 2005
($ in thousands, except per share data)

	2006	2005
Revenue:
Net premiums earned	$344,301	$411,040
Net investment income	43,515	26,905
Net realized gains on investments	65	372
Other income (expense), net	(1,317)	(356)

Total revenue	386,564	437,961

Expenses:
Losses and loss adjustment expenses	206,774	237,698
Acquisition expenses	69,239	93,249
Operating expenses	22,988	20,008
Net foreign currency exchange losses (gains)	(275)	1,798
Interest expense	5,450	2,173

Total expenses	304,176	354,926

Income before income tax expense	82,388	83,035
Income tax expense	5,352	9,947

Net income	77,036	73,088
Preferred dividends	2,576	–

Net income available to common shareholders	$74,460	$73,088

Earnings per common share:
Basic earnings per common share	$1.26	$1.69
Diluted earnings per common share	$1.16	$1.49
Comprehensive income:
Net income	$77,036	$73,088
Other comprehensive income:
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	(35,315)	(34,629)
Cumulative translation adjustments, net of deferred tax	4	9

Comprehensive income	$41,725	$38,468

Shareholder dividends:
Preferred dividends declared	$2,012	–
Preferred dividends declared per share	0.35	–
Common dividends declared	4,733	$3,449
Common dividends declared per share	$0.08	$0.08
See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2006 and 2005
($ in thousands)

	2006	2005
Preferred shares:
Balances at beginning of year	$57	$–

Balances at end of period	57	–

Common shares:
Balances at beginning of year	590	430
Exercise of share options	1	2
Issuance of restricted shares	1	–

Balances at end of period	592	432

Additional paid-in-capital:
Balances at beginning of year	1,527,316	911,851
Transfer of unearned common share grant compensation	(2,467)	–
Exercise of common share options	1,435	3,757
Share based compensation	1,736	1,295

Balances at end of period	1,528,020	916,903

Unearned common share grant compensation:
Balances at beginning of year	(2,467)	–
Transfer of unearned common share grant compensation	2,467	–

Balances at end of period	–	–

Accumulated other comprehensive income (loss):
Balances at beginning of year	(40,718)	12,252
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	(35,315)	(34,629)
Net change in cumulative translation adjustments, net of deferred tax	4	9

Balances at end of period	(76,029)	(22,368)

Retained earnings:
Balances at beginning of year	55,471	208,470
Net income	77,036	73,088
Preferred share dividends	(2,576)	–
Common share dividends	(4,733)	(3,449)

Balances at end of period	125,198	278,109

Total shareholders’ equity	$1,577,838	$1,173,076

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2006 and 2005
($ in thousands)

	2006	2005
Operating Activities:
Net income	$77,036	$73,088
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	3,803	4,931
Net realized gains on investments	(65)	(372)
Net foreign currency exchange (gains) losses	(275)	1,798
Share based compensation	1,736	1,295
Deferred income tax expense	87	(593)
Trading securities activities	717	4,527
Changes in assets and liabilities:
Increase in accrued investment income	(351)	(3,464)
(Increase) decrease in reinsurance premiums receivable	50,020	(58,235)
(Increase) decrease in funds held by ceding companies	25,088	(24,743)
(Increase) decrease in deferred acquisition costs	25,101	(13,517)
Increase in net unpaid losses and loss adjustment expenses	53,256	119,840
Increase (decrease) in net unearned premiums	(50,546)	82,486
Decrease in reinsurance deposit liabilities	(7)	(14,484)
Increase in ceded premiums payable	15,562	16,361
Decrease in commissions payable	(43,828)	(9,701)
Increase in funds withheld	—	1,082
Decrease in income tax recoverable	13,922	10,538
Net changes in other assets and liabilities	15,712	(11,680)
Other net	(12)	491

Net cash provided by operating activities	186,956	179,648

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	179,119	72,716
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	32,535	21,155
Acquisition of available-for-sale fixed maturity securities	(572,201)	(183,709)
Increase in short-term investments	(71,816)	—

Net cash used in investing activities	(432,363)	(89,838)

Financing Activities:
Dividends paid to preferred shareholders	(2,012)	—
Dividends paid to common shareholders	(4,733)	(3,449)
Proceeds from exercise of share options	1,436	3,759

Net cash provided by (used in) financing activities	(5,309)	310

Net increase (decrease) in cash and cash equivalents	(250,716)	90,120
Cash and cash equivalents at beginning of year	820,746	209,897

Cash and cash equivalents at end of period	$570,030	$300,017

Supplemental disclosures of cash flow information:
Income taxes paid (recovered)	$(8,699)	$10,200
Interest paid	$—	$1,840
See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006 and 2005
(1) Basis of Presentation
     The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) and its subsidiaries (collectively, the “Company”), including Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Re (UK) Limited, Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings, and Platinum Administrative Services, Inc. All material inter-company transactions have been eliminated in preparing these condensed consolidated financial statements. The condensed consolidated financial statements included in this report as of and for the three months ended March 31, 2006 and 2005 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. The results of operations for any interim period are not necessarily indicative of results for the full year.
Share-Based Compensation
     We adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method effective January 1, 2006. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires that, prospectively, compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005.
     Prior to January 1, 2006, we accounted for share based compensation using Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). In accordance with the transition rules of SFAS 148, we elected to continue using the intrinsic value method of accounting for our share-based awards granted to employees established by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for share options granted in 2002. Under APB 25, if the exercise price of our employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.
     The following table illustrates the effect on our net income and earnings per share for the three months ended March 31, 2005 of applying the “fair value” method to all share option grants ($ in thousands, except per share data):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2006 and 2005

	As
	Reported	Pro Forma
Share-based compensation expense	$1,295	$2,521
Net income	73,088	71,862
Basic earnings per share	1.69	1.66
Diluted earnings per share	$1.49	$1.46
Reclassifications
     Certain reclassifications have been made to the 2005 financial statements in order to conform to the 2006 presentation.
(2) Investments
     Investments classified as available-for-sale are carried at fair value as of the balance sheet date. Net change in unrealized investment gains and losses on available-for-sale securities, net of deferred taxes for the three months ended March 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005
Fixed maturities	$(39,353)	$(41,158)
Less — deferred taxes	4,038	6,529

Net change in unrealized investment gains and losses	$(35,315)	$(34,629)

     Gross unrealized gains and losses on available-for-sale securities as of March 31, 2006 were $268,000 and $87,400,000, respectively.
     The unrealized losses on securities classified as available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2006 were as follows ($ in thousands):

		Unrealized
	Fair Value	Loss
Less than twelve months:

U.S. Government and U.S. Government agencies	$180,461	$3,286
Corporate bonds	951,215	28,514
Mortgage-backed and asset-backed securities	1,032,480	29,807
Municipal bonds	122,219	2,658
Foreign governments and states	13,189	496

Total	$2,299,564	$64,761

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2006 and 2005

		Unrealized
	Fair Value	Loss
Twelve months or more:
Corporate bonds	$448,833	$14,404
Mortgage-backed and asset-backed securities	100,364	5,025
Municipal bonds	76,596	1,781
Foreign governments and states	27,158	863
Preferred stocks	8,169	566

Total	$661,120	$22,639

Total of securities with unrealized losses:

U.S. Government and U.S. Government agencies	$180,461	$3,286
Corporate bonds	1,400,048	42,918
Mortgage-backed and asset-backed securities	1,132,844	34,832
Municipal bonds	198,815	4,439
Foreign governments and states	40,347	1,359
Preferred stocks	8,169	566

Total	$2,960,684	$87,400

     We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other-than-temporary impairments.” The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include but are not limited to: the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, and our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss. This is based on current and anticipated future positive cash flows from operations that generate sufficient liquidity in order to meet our obligations. If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security and record a realized loss in the statement of operations.
     Corporate, mortgage-backed and asset-backed securities represent our largest categories within our available-for-sale portfolio and consequently account for the greatest amount of our overall unrealized loss as of March 31, 2006. Investment holdings within our corporate sector are diversified across approximately 30 sub-sectors, ranging from aerospace to telecommunications, and within each sub-sector across many individual issuers and issues. As of March 31, 2006 there were 578 corporate issues in an unrealized loss position, with the single largest unrealized loss being $726,000. Investment holdings within the mortgage-backed and asset-backed sector are diversified across a number of sub-categories. As of March 31, 2006 there were a total of 997 issues in an unrealized loss position in our investment portfolio, with the single largest unrealized loss being $802,000.
     Overall our unrealized loss position as of March 31, 2006 was a result of interest rate increases that impacted all investment categories. Given our ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider any of our available-for-sale investments to be other-than-temporarily impaired as of March 31, 2006.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2006 and 2005
(3) Earnings Per Share
     Following are calculations of the basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 ($ in thousands, except per share data):

		Weighted
		Average
	Net	Shares	Earnings
	Income	Outstanding	Per Share
Three months ended March 31, 2006:

Basic earnings per share:
Net income available to common shareholders	$74,460	59,097	$1.26
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	1,810
Conversion of preferred shares	–	5,690
Preferred share dividends	2,576	–

Adjusted net income for diluted earnings per share	$77,036	66,597	$1.16

Three months ended March 31, 2005:

Basic earnings per share
Net income available to common shareholders	$73,088	43,163	$1.69
Effect of dilutive securities:
Common share options and restricted common share units	–	1,860
Conversion of Equity Security Units	–	5,009
Interest expense related to Equity Share Units, net of income tax benefit	1,423	–

Adjusted net income for diluted earnings per share	$74,511	50,032	$1.49

(4) Operating Segment Information
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
For the Three Months Ended March 31, 2006 and 2005
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
     In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance. We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Total underwriting income is reconciled to income before income tax expense. The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the operating segments together with a reconciliation of total underwriting income to income before income tax expense for the three months ended March 31, 2006 and 2005 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended March 31, 2006:

Net premiums written	$165,264	182,350	(54,336)	$293,278

Net premiums earned	131,544	173,668	39,089	344,301
Losses and LAE	59,828	116,565	30,381	206,774
Acquisition expenses	19,649	41,354	8,236	69,239
Other underwriting expenses	10,028	6,335	925	17,288

Segment underwriting income (loss)	$42,039	9,414	(453)	51,000

Net investment income and net realized gains on investments				43,580
Net foreign currency exchange gains				275
Other expense				(1,317)
Corporate expenses not allocated to segments				(5,700)
Interest expense				(5,450)

Income before income tax expense				$82,388

Ratios:
Losses and LAE	45.5%	67.1%	77.7%	60.1%
Acquisition expense	14.9%	23.8%	21.1%	20.1%
Other underwriting expense	7.6%	3.6%	2.4%	5.0%

Combined	68.0%	94.5%	101.2%	85.2%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2006 and 2005

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended March 31, 2005:
Net premiums written	$185,049	215,669	93,081	$493,799

Net premiums earned	128,197	184,768	98,075	411,040
Losses and LAE	60,040	118,438	59,220	237,698
Acquisition expenses	21,989	45,202	26,058	93,249
Other underwriting expenses	7,723	7,313	1,571	16,607

Segment underwriting income	$38,445	13,815	11,226	63,486

Net investment income and net realized gains on investments				27,277
Net foreign currency exchange losses				(1,798)
Other expense				(356)
Corporate expenses not allocated to segments				(3,401)
Interest expense				(2,173)

Income before income tax expense				$83,035

Ratios:
Losses and LAE	46.8%	64.1%	60.4%	57.8%
Acquisition expense	17.2%	24.5%	26.6%	22.7%
Other underwriting expense	6.0%	4.0%	1.6%	4.0%

Combined	70.0%	92.6%	88.6%	84.5%

(5) Income Taxes
     We provide for income taxes based upon amounts reported in the consolidated financial statements and the provisions of currently enacted tax laws. Platinum Holdings and Platinum Bermuda are incorporated in Bermuda. Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. We also have subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof.
     A reconciliation of expected income tax expense, computed by applying a 35% income tax rate to income before income taxes, to actual income tax expense for the three months ended March 31, 2006 and 2005 is as follows ($ in thousands):

	2006	2005
Expected income tax expense at 35%	$28,836	$29,062
Effect of foreign income subject to tax at rates other than 35%	(23,226)	(18,623)
Tax exempt investment income	(553)	(526)
Other, net	295	34

Income tax expense	$5,352	$9,947

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2006 and 2005
(6) Condensed Consolidating Financial Information
     Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary of Platinum Regency. The outstanding Series B 7.5% Notes, due June 1, 2017 issued by Platinum Finance are fully and unconditionally guaranteed by Platinum Holdings. The outstanding Series B 6.371% Remarketed Senior Guaranteed Notes, due November 16, 2007, issued by Platinum Finance are also fully and unconditionally guaranteed by Platinum Holdings.
     The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiary of Platinum Finance in 2006 without prior regulatory approval is approximately $44,000,000. The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2006, including the reinsurance subsidiary of Platinum Finance, without prior regulatory approval is estimated to be approximately $197,000,000.
     The tables below present condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2006 and 2005

			Non-
Condensed Consolidating Balance Sheet	Platinum	Platinum	guarantor	Consolidating
March 31, 2006	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
ASSETS
Total investments	$–	13,074	3,302,025	–	$3,315,099
Investment in subsidiaries	1,455,307	453,398	439,328	(2,348,033)	–
Cash and cash equivalents	121,333	9,881	438,816	–	570,030
Reinsurance assets	–	–	2,900,793	(1,918,736)	982,057
Income tax recoverable	–	1,920	8,680	–	10,600
Other assets	4,497	4,049	169,885	(100,000)	78,431

Total assets	$1,581,137	482,322	7,259,527	(4,366,769)	$4,956,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Reinsurance liabilities	$–	–	4,947,661	(1,914,339)	$3,033,322
Debt obligations	–	292,840	–	–	292,840
Other liabilities	3,299	7,394	45,921	(4,397)	52,217

Total liabilities	3,299	300,234	4,993,582	(1,918,736)	3,378,379

Shareholders’ Equity:
Preferred shares	57	–	–	–	57
Common shares	592	–	6,250	(6,250)	592
Additional paid-in capital	1,528,020	192,036	2,150,834	(2,342,870)	1,528,020
Accumulated other comprehensive loss	(76,029)	(16,181)	(95,956)	112,137	(76,029)
Retained earnings	125,198	6,233	204,817	(211,050)	125,198

Total shareholders’ equity	1,577,838	182,088	2,265,945	(2,448,033)	1,577,838

Total liabilities and shareholders’ equity	$1,581,137	482,322	7,259,527	(4,366,769)	$4,956,217

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2006 and 2005

			Non-
Condensed Consolidating Balance Sheet	Platinum	Platinum	guarantor	Consolidating
December 31, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
ASSETS
Total investments	$–	12,448	2,997,234	–	$3,009,682
Investment in subsidiaries	1,410,794	448,839	436,368	(2,296,001)	–
Cash and cash equivalents	129,962	5,010	685,774	–	820,746
Reinsurance assets	–	–	2,969,880	(1,903,893)	1,065,987
Income tax recoverable	–	5,874	18,648	–	24,522
Other assets	2,963	4,086	326,389	(100,000)	233,438

Total assets	$1,543,719	476,257	7,434,293	(4,299,894)	$5,154,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Reinsurance liabilities	$–	–	4,868,470	(1,827,216)	$3,041,254
Debt obligations	–	292,840	–	–	292,840
Other liabilities	3,470	2,243	350,996	(76,677)	280,032

Total liabilities	3,470	295,083	5,219,466	(1,903,893)	3,614,126

Shareholders’ Equity:
Preferred shares	57	–	–	–	57
Common shares	590	–	6,250	(6,250)	590
Unearned share grant compensation	(2,467)	–	–	–	(2,467)
Additional paid-in capital	1,527,316	192,036	2,150,834	(2,342,870)	1,527,316
Accumulated other comprehensive loss	(40,718)	(10,199)	(52,840)	63,039	(40,718)
Retained earnings	55,471	(663)	110,583	(109,920)	55,471

Total shareholders’ equity	1,540,249	181,174	2,214,827	(2,396,001)	1,540,249

Total liabilities and shareholders’ equity	$1,543,719	476,257	7,434,293	(4,299,894)	$5,154,375

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2006 and 2005

Consolidating Statement of Income			Non-
For the Three Months Ended	Platinum	Platinum	guarantor	Consolidating
March 31, 2006	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$–	–	344,301	–	$344,301
Net investment income	1,434	220	41,861	–	43,515
Net realized gains on investments	–	–	65	–	65
Other income (expense), net	1,100	–	(2,417)	–	(1,317)

Total revenue	2,534	220	383,810	–	386,564

Expenses:
Losses and loss adjustment expenses	–	–	206,774	–	206,774
Acquisition expenses	–	–	70,682	(1,443)	69,239
Operating expenses	5,321	258	15,966	1,443	22,988
Net foreign currency exchange gains	–	–	(275)	–	(275)
Interest expense	–	5,450	–	–	5,450

Total expenses	5,321	5,708	293,147	–	304,176

Income (loss) before income tax expense (benefit)	(2,787)	(5,488)	90,663	–	82,388
Income tax expense (benefit)	–	(1,920)	7,272	–	5,352

Net income (loss) before equity in earnings of subsidiaries	(2,787)	(3,568)	83,391	–	77,036
Equity in income of subsidiaries	79,823	10,464	10,837	(101,124)	–

Net income	77,036	6,896	94,228	(101,124)	77,036
Preferred dividends	2,576	–	–	–	2,576

Net income available to common shareholders	$74,460	6,896	94,228	(101,124)	$74,460

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2006 and 2005

Consolidating Statement of Income For the Three Months Ended March 31, 2005			Non-
	Platinum	Platinum	guarantor	Consolidating
	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$—	—	411,040	—	$411,040
Net investment income	25	77	26,803	—	26,905
Net realized gains on investments	—	1	371	—	372
Other income (expense), net	—	—	(356)	—	(356)

Total revenue	25	78	437,858	—	437,961

Expenses:
Losses and loss adjustment expenses	—	—	237,698	—	237,698
Acquisition expenses	—	—	94,781	(1,532)	93,249
Operating expenses	3,241	78	15,157	1,532	20,008
Net foreign currency exchange losses	1	—	1,797	—	1,798
Interest expense	31	2,142	—	—	2,173

Total expenses	3,273	2,220	349,433	—	354,926

Income (loss) before income tax expense (benefit)	(3,248)	(2,142)	88,425	—	83,035
Income tax expense (benefit)	—	(750)	10,697	—	9,947

Net income (loss) before equity in earnings of subsidiaries	(3,248)	(1,392)	77,728	—	73,088
Equity in earnings of subsidiaries	76,336	17,953	19,889	(114,178)	—

Net income	$73,088	16,561	97,617	(114,178)	$73,088

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2006 and 2005

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2006			Non-
	Platinum	Platinum	guarantor	Consolidating
	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(3,320)	5,621	184,655	–	$186,956

Investing Activities:
Proceeds from sale of available-for-sale fixed maturities	–	–	179,119	–	179,119
Proceeds from maturity or paydown of available-for-sale fixed maturities	–	302	32,233	–	32,535
Acquisition of available-for-sale fixed maturities	–	(498)	(571,703)	–	(572,201)
Increase in short-term investments	–	(554)	(71,262)	–	(71,816)

Net cash used in investing activities	–	(750)	(431,613)	–	(432,363)

Financing Activities:
Dividends paid to preferred shareholders	(2,012)	–	–	–	(2,012)
Dividends paid to common shareholders	(4,733)	–	–	–	(4,733)
Proceeds from exercise of share options	1,436	–	–	–	1,436

Net cash used in financing activities	(5,309)	–	–	–	(5,309)

Net increase (decrease) in cash and cash equivalents	(8,629)	4,871	(246,958)	–	(250,716)
Cash and cash equivalents at beginning of period	129,962	5,010	685,774	–	820,746

Cash and cash equivalents at end of period	$121,333	9,881	438,816	–	$570,030

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2006 and 2005

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2005			Non-
	Platinum	Platinum	guarantor	Consolidating
	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(3,084)	(1,834)	184,566	–	$179,648

Investing Activities:
Proceeds from sale of available-for-sale fixed maturities	–	–	72,716	–	72,716
Proceeds from maturity or paydown of available-for-sale fixed maturities	–	118	21,037	–	21,155
Acquisition of available-for-sale fixed maturities	–	–	(183,709)	–	(183,709)
Dividends from subsidiaries	7,000	–	–	(7,000)	–

Net cash provided by (used in) investing activities	7,000	118	(89,956)	(7,000)	(89,838)

Financing Activities:
Dividends paid to shareholders	(3,449)	–	(7,000)	7,000	(3,449)
Proceeds from exercise of share options	3,759	–	–	–	3,759

Net cash provided by (used in) financing activities	310	–	(7,000)	7,000	310

Net increase (decrease) in cash and cash equivalents	4,226	(1,716)	87,610	–	90,120
Cash and cash equivalents at beginning of period	1,945	8,204	199,748	–	209,897

Cash and cash equivalents at end of period	$6,171	6,488	287,358	–	$300,017

(7) Share Based Compensation
     We adopted SFAS 123R using the modified prospective method effective January 1, 2006. The cumulative effect of the adoption of SFAS 123R was not material.
     The fair value of each option grant in 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Dividend yield	1.06%
Risk free interest rate	4.57%
Expected option life	5.3 years
     The outstanding options are banded into groups for future forfeiture rate assumptions that ranged from 0% to 25%. The following summary sets forth option activity for the three months ended March 31, 2006 (amounts in thousands, except per share exercise price):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2006 and 2005

		Weighted
		Average
		Exercise
	Options	Price
Outstanding – beginning of period	3,918	$23.93
Granted	238	30.54
Exercised	73	22.56
Forfeited	25	27.67

Outstanding — end of period	4,058	$24.32

Options exercisable at end of period	2,893	$23.18
     The following table summarizes information about share options outstanding at March 31, 2006 (amounts in thousands, except per share exercise price):

		Weighted		Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
exercise prices	Outstanding	Life	Price	Outstanding	Price
$22.50	2,813	6.59	$22.50	2,485	$22.50
22.51 - 25.00	54	6.91	22.64	42	22.60
25.01 - 30.00	660	6.85	26.92	252	26.23
$30.01 - $35.00	531	9.00	$30.87	114	$31.33

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
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
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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

     Both insurers and reinsurers experienced record losses in 2005 from three significant named hurricanes, Katrina, Rita and Wilma (the “2005 Hurricanes”). These record catastrophe losses placed a significant strain on the capital of a number of companies. Rating agencies have increased capital requirement measures. As a result, a number of our competitors were downgraded. Following these events, some insurers and reinsurers raised capital through equity and debt offerings. Several new Bermuda based reinsurers have been formed. The competitive landscape is still evolving and the depth and breadth of market changes in reaction to the size of the hurricane losses is uncertain. The full effect of this activity on the reinsurance market and on the terms and conditions of the reinsurance contracts of the types we expect to underwrite may not be known for some time. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims handling experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be underwritten.
Results of Operations
     Net income for the three months ended March 31, 2006 and 2005 was as follows ($ in thousands):

	2006	2005	Increase
Net income	$77,036	73,088	$3,948
     The increase in net income in 2006 as compared with net income in 2005 is primarily attributable to an increase in investment income of $16,610,000, partially offset by a decrease in underwriting income of $12,486,000. Underwriting income in 2006 and 2005 was impacted by net development that includes the net development of prior years unpaid losses and LAE and the related impact on premiums and profit commissions. Net unfavorable development was $1,246,000 in 2006, including $8,608,000 of net unfavorable development relating to the 2005 Hurricanes. Net favorable development was $20,477,000 in 2005, including $3,279,000 of net unfavorable development relating to 2004 hurricane losses. Net income in 2006 also includes an increase in operating expenses of $2,980,000, an increase in interest expense of $3,277,000 and a decrease in income tax expense of $4,595,000.
     Net premiums written and net premiums earned for the three months ended March 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net premiums written	$293,278	493,799	$(200,521)
Net premiums earned	$344,301	411,040	$(66,739)
     The decrease in net premiums written in 2006 is primarily attributable to the reduction in business written in the Finite Risk segment as well as reductions of lesser magnitudes in business written in both the Property and Marine and Casualty segments. The decrease in net premiums written in the Finite Risk segment is primarily due to the expiration of two significant quota share contracts. The decrease in net premiums earned is due to the decrease in net premiums written and is also affected by changes in the mix of business and the structure of the underlying reinsurance contracts. Net premiums written and earned in 2006 include $1,562,000 of net additional premiums relating to loss development of prior years. Net premiums written and earned in 2006 also include additional premiums of $2,027,000 relating to the 2005 Hurricanes. Net premiums written and earned in 2005 include $1,536,000 of net additional premiums relating to loss development of prior years. Net premiums written and earned in 2005 also include additional premiums of $1,504,000 relating to 2004 hurricane losses.
     Net investment income for the three months ended March 31, 2006 and 2005 was $43,515,000 and $26,905,000, respectively. Net investment income increased in 2006 as compared with 2005 primarily due to increased invested assets and increased yields. The increase in invested assets is attributable to positive cash flow from operations in the three months ended March 31, 2006 and the year ended December 31, 2005 and the proceeds from the issuance of common and preferred shares and debt obligations in 2005. Net investment income includes interest earned on funds held of $2,353,000 and $2,311,000 in 2006 and 2005, respectively. Net realized gains on investments were $65,000 and $372,000 for the three months ended March 31, 2006 and 2005, respectively.

Net realized gains and losses on investments were primarily the result of the Company’s efforts to manage the credit quality and duration of the investment portfolio.
     Other expense for the three months ended March 31, 2006 and 2005 was $1,317,000 and $356,000, respectively. Other expense is comprised primarily of changes in fair value of fixed maturities classified as trading and net earnings or expense on several reinsurance contracts in the Finite Risk segment that are accounted for as deposits. Other expense for the three months ended March 31, 2006 includes $1,673,000 of net unrealized losses relating to fixed maturities classified as trading and $355,000 of net income on reinsurance contracts accounted for as deposits. Other expense for the three months ended March 31, 2005 includes $333,000 of net unrealized losses relating to fixed maturities classified as trading and $23,000 of net expense on reinsurance contracts accounted for as deposits.
     Losses and LAE and the resulting ratios for the three months ended March 31, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Losses and LAE	$206,774	237,698	$(30,924)
Loss and LAE ratios	60.1%	57.8%	2.3 points
     The decrease in losses and LAE in 2006 as compared with 2005 is due primarily to the decrease in net premiums earned in the Finite Risk and Casualty segments. The increase in the loss and LAE ratio is due primarily to net unfavorable loss development in 2006 as compared with net favorable loss development in 2005. Net unfavorable loss development was $4,359,000 representing 1.3% of net premiums earned in 2006 and net favorable loss development was approximately $15,862,000 representing 3.9% of net premiums earned in 2005. Net unfavorable loss development in 2006 includes $10,635,000 of net unfavorable development relating to the 2005 Hurricanes. Net favorable loss development in 2005 includes $4,784,000 of net unfavorable development relating to 2004 hurricane losses. Exclusive of loss development, the loss and LAE ratio is favorably affected by a shift in the mix of business. Net premiums earned and related losses and LAE have decreased predominantly in classes of business such as finite casualty, crop, trade credit and accident and health, which have loss ratios higher than our overall book of business. Additionally, net premiums earned have increased in catastrophe exposed classes that, in the absence of catastrophes, have lower loss ratios than our overall book of business.
     Acquisition expenses and resulting ratios for the three months ended March 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Acquisition expenses	$69,239	93,249	$(24,010)
Acquisition expense ratios	20.1%	22.7%	(2.6) points
     The decrease in acquisition expenses is due primarily to the decrease in net premiums earned in 2006 as compared with 2005. The decrease in the acquisition expense ratio in 2006 as compared with 2005 is primarily in the Finite Risk segment and is due to the decrease in finite casualty net premiums earned that had higher commission ratios. The decrease is also due to lower commissions on property contracts that were in force in 2005, have adjustable commissions and prior year catastrophe losses experience. Unfavorable development in prior year losses resulted in the reduction of profit commissions of $1,551,000 in 2006, representing 0.5% of net premiums earned. This compares with $3,078,000 of net reductions in profit commissions in 2005, representing 0.7% of net premiums earned.
     Operating expenses for the three months ended March 31, 2006 and 2005 were $22,988,000 and $20,008,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. Operating expenses in 2006 increased as compared with 2005 due to increased salaries and benefits, increased regulatory compliance costs and an increase in incentive-based compensation resulting from the adoption of the new share based compensation accounting standard.

     Net foreign currency exchange (gains) losses for the three months ended March 31, 2006 and 2005 were ($275,000) and $1,798,000, respectively. The Company routinely does business in multiple foreign currencies. Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in foreign currencies. We periodically monitor our largest foreign currency exposures and purchase or sell foreign currency denominated cash and investments to match these exposures. Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.
     Interest expense for the three months ended March 31, 2006 and 2005 was $5,450,000 and $2,173,000, respectively. The increase in 2006 as compared with 2005 is due to the increase in debt outstanding during the comparable periods. Interest expense in 2006 includes interest on the $250,000,000 of Series B 7.5% Notes due June 1, 2017, issued in May 2005 as well as interest on the remaining balance of $42,840,000 of the Series B 6.371% Remarketed Senior Guaranteed Notes, due November 16, 2007. Interest expense in 2005 includes interest related to $137,500,000 of Senior Guaranteed Notes that were part of the Equity Security Units issued in November 2002. The Senior Guaranteed Notes were remarketed in August 2005 and then subsequently partially repurchased.
     Income tax expense and the effective income tax rates for the three months ended March 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Income tax expense	$5,352	9,947	$(4,595)
Effective income tax rates	6.5%	12.0%	(5.5) points
     The decrease in income tax expense in 2006 as compared with 2005 is due to a lower effective income tax rate in 2006 as compared with 2005. The decrease in the effective tax rate is due primarily to a higher percentage of the Company’s income before income taxes being generated by Platinum Bermuda, which is not subject to corporate income tax. In 2006, the combined net income derived from Platinum Holdings and Platinum Bermuda was approximately 79% of the total net income before tax expense as compared with approximately 63% in 2005.
Segment Information
     We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance. We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Total underwriting income is reconciled to income before income tax expense. The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments for the three months ended March 31, 2006 and 2005 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended March 31, 2006:
Net premiums written	$165,264	182,350	(54,336)	$293,278

Net premiums earned	131,544	173,668	39,089	344,301
Losses and LAE	59,828	116,565	30,381	206,774
Acquisition expenses	19,649	41,354	8,236	69,239
Other underwriting expenses	10,028	6,335	925	17,288

Segment underwriting income (loss)	$42,039	9,414	(453)	51,000

Net investment income and net realized gains on investments				43,580
Net foreign currency exchange gains				275
Other expense				(1,317)
Corporate expenses not allocated to segments				(5,700)
Interest expense				(5,450)

Income before income tax expense				$82,388

Ratios:
Losses and LAE	45.5%	67.1%	77.7%	60.1%
Acquisition expense	14.9%	23.8%	21.1%	20.1%
Other underwriting expense	7.6%	3.6%	2.4%	5.0%

Combined	68.0%	94.5%	101.2%	85.2%

Three months ended March 31, 2005:
Net premiums written	$185,049	215,669	93,081	$493,799

Net premiums earned	128,197	184,768	98,075	411,040
Losses and LAE	60,040	118,438	59,220	237,698
Acquisition expenses	21,989	45,202	26,058	93,249
Other underwriting expenses	7,723	7,313	1,571	16,607

Segment underwriting income	$38,445	13,815	11,226	63,486

Net investment income and net realized gains on investments				27,277
Net foreign currency exchange losses				(1,798)
Other expense				(356)
Corporate expenses not allocated to segments				(3,401)
Interest expense				(2,173)

Income before income tax expense				$83,035

Ratios:
Losses and LAE	46.8%	64.1%	60.4%	57.8%
Acquisition expense	17.2%	24.5%	26.6%	22.7%
Other underwriting expense	6.0%	4.0%	1.6%	4.0%

Combined	70.0%	92.6%	88.6%	84.5%

     Property and Marine
     The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets. This business includes catastrophe excess-of-loss treaties, per-risk excess-of-loss treaties and proportional treaties. This operating segment generated 56.3% and 37.5% of our net premiums written for the three months ended March 31, 2006 and 2005, respectively.

     Net premiums written and net premiums earned for the three months ended March 31, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Net premiums written	$165,264	185,049	$(19,785)
Net premiums earned	$131,544	128,197	$3,347
     The decrease in net premiums written in 2006 as compared with 2005 is primarily due to the crop pro-rata class in which one significant pro-rata contract expired. Net premiums earned increased in 2006 as compared with 2005 due to increases in net premiums written in 2005. In addition, in order to reduce our overall net exposure to catastrophe losses, Platinum US and Platinum UK commenced ceding, on a quota share basis, 30% of new and renewal property catastrophe business effective on or after January 1, 2006. Net premiums written and earned in 2006 include $1,439,000 of net additional premiums relating to loss development of prior years. Net premiums written and earned in 2006 also include additional premiums of $1,903,000 relating to the 2005 Hurricanes. Net premiums written and earned in 2005 include $1,536,000 of net additional premiums relating to loss development of prior years. Net premiums written and earned in 2005 also include $1,446,000 of net additional premiums relating to 2004 hurricane losses.
     Losses and LAE and the resulting ratios for the three months ended March 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Losses and LAE	$59,828	60,040	$(212)
Loss and LAE ratios	45.5%	46.8%	(1.3) points
     While the losses and LAE and the related ratios in 2006 and 2005 are relatively comparable, they are impacted by a number of offsetting factors. The losses and LAE and related ratios are favorably impacted by the absence of catastrophes in both periods as well as a decrease in 2006 in net premiums earned in the crop class that generally has a higher loss ratio. The losses and LAE and related ratios are adversely affected by net loss development. Net unfavorable loss development in 2006 was $2,616,000 representing 2.0% of net premiums earned in 2006 as compared with $3,849,000 of net favorable loss development representing 3.0% of net premiums earned in 2005. Net unfavorable loss development in 2006 includes $10,255,000 of net unfavorable development relating to the 2005 Hurricanes. Net favorable loss development in 2005 includes $8,604,000 of net unfavorable development relating to 2004 hurricane losses.
     Acquisition expenses and resulting ratios for the three months ended March 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Acquisition expenses	$19,649	21,989	$(2,340)
Acquisition expense ratios	14.9%	17.2%	(2.3) points
     The decreases in the acquisition expenses and the related ratios in 2006 as compared with 2005 are due, in part, to lower commissions on current property contracts that were also in force in 2005 and experienced catastrophe losses in 2005. In addition, under the agreement commenced in 2006 to cede 30% of our property catastrophe premiums, we receive a commission reimbursement greater than our gross commissions. Acquisition expenses also include decreases in commissions of $1,092,000, representing 0.8% of net earned premium in 2006 related to the net favorable development of non-catastrophe losses and LAE.
     Other underwriting expenses for the three months ended March 31, 2006 and 2005 were $10,028,000 and $7,723,000, respectively. Other underwriting expenses include costs such as salaries, rent and like items related to property and marine underwriting operations.

Other underwriting expenses also include fees relating to the Services and Capacity Reservation Agreement dated November 1, 2002 with RenaissanceRe (the “RenRe Agreement”) that provides for a periodic review of aggregate property catastrophe exposures by RenaissanceRe. The increase in other underwriting expenses is due, in part, to an increase in fees relating to the RenRe Agreement which were $3,675,000 and $2,787,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in the fee in 2006 as compared with 2005 is due to an increase in gross premiums written in the catastrophe classes of business subject to the fee, due primarily to significantly improved rates, terms and conditions in the property catastrophe classes of business. The increase in other underwriting expenses is also due, in part, to the allocation of a greater percentage of our common operating and administrative costs to the Property and Marine segment due to a decline in underwriting activity in the Finite Risk segment.
     Casualty
     The Casualty operating segment principally includes reinsurance treaties that cover umbrella liability, general and product liability, professional liability, workers’ compensation, casualty clash, automobile liability, surety and trade credit. This operating segment also includes accident and health treaties, which are predominantly reinsurance of health insurance products. This operating segment generated 62.2% and 43.7% of our net premiums written for the three months ended March 31, 2006 and 2005, respectively.
     Net premiums written and net premiums earned for the three months ended March 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net premiums written	$182,350	215,669	$(33,319)
Net premiums earned	$173,668	184,768	$(11,100)
     The decrease in net premiums written in 2006 is due to decreases in the accident and health and trade credit classes. Accident and health business net premiums written have decreased as a result of deteriorating profitability in the employers’ stop loss market. The decrease in net premiums written in the trade credit class is due to less attractive reinsurance terms and conditions. The decrease in net premiums earned is related to the decrease in net premiums written, primarily in the accident and health class. Net premiums written and earned are also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Losses and LAE and the resulting ratios for the three months ended March 31, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Losses and LAE	$116,565	118,438	$(1,873)
Loss and LAE ratios	67.1%	64.1%	3.0 points
     The decrease in losses and LAE in 2006 as compared with 2005 is primarily due to the decrease in net premiums earned, partially offset by less net favorable loss development in 2006. Losses and LAE included net favorable loss development of $902,000, representing 0.5% of net premiums earned in 2006 as compared with $6,874,000 of net favorable loss development, representing 3.7% of net premiums earned in 2005. The net favorable loss development is primarily in casualty classes with short loss development periods. The increase in the loss and LAE ratio in 2006 as compared with 2005 is due to less favorable net loss development in 2006 than in 2005.

     Acquisition expenses and resulting ratios for the three months ended March 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Acquisition expenses	$41,354	45,202	$(3,848)
Acquisition expense ratios	23.8%	24.5%	(0.7) points
     The decrease in acquisition expenses is due to the decrease in net premiums earned in 2006 as compared with 2005. The resulting acquisition expense ratios are similar.
     Other underwriting expenses for the three months ended March 31, 2006 and 2005 were $6,335,000 and $7,313,000, respectively, and represent costs such as salaries, rent and like items. The resulting other underwriting expense ratios for the three months ended March 31, 2006 and 2005 were 3.6% and 4.0%, respectively. The decrease in operating costs and resulting other underwriting expense ratios is due to less common operating and administrative costs allocated to the Casualty segment.
     Finite Risk
     The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products. Typically, the amount of losses we might pay is finite or capped. In return for this limit on losses, we often accept a cap on the potential profit margin specified in the treaty and return profits above this margin to the ceding company. Due to the significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of loss and loss adjustment expense ratios. The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract. The three main categories of our finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss. This operating segment represented (18.5%) and 18.8% of our net premiums written for the three months ended March 31, 2006 and 2005, respectively. The ongoing investigations by legal and regulatory authorities have curtailed demand for finite risk products in 2006 and 2005.
     Net premiums written and net premiums earned for the three months ended March 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net premiums written	$(54,336)	93,081	$(147,417)
Net premiums earned	$39,089	98,075	$(58,986)
     The Finite Risk portfolio consists of a small number of contracts that can be large in premium size and, consequently, overall premium volume may vary significantly from year to year. Net premiums written decreased significantly in 2006 as compared with 2005 primarily due to the termination of two significant quota share contracts. One of the quota share contracts was terminated effective January 1, 2006 on a cut-off basis, which resulted in the return of $56,589,000 of previously written but unearned premium. Net premiums earned decreased as a result of the decrease in net premiums written.
     Losses and LAE, acquisition expenses and the resulting ratios for the three months ended March 31, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Losses and LAE	$30,381	59,220	$(28,839)
Loss and LAE ratios	77.7%	60.4%	17.3 points
Acquisition expenses	$8,236	26,058	$(17,822)
Acquisition expense ratios	21.1%	26.6%	(5.5) points
Losses, LAE and acquisition expenses	$38,617	85,278	$(46,661)
Loss, LAE and acquisition expense ratios	98.8%	87.0%	11.8 points
     The decrease in losses, LAE and acquisition expenses in 2006 as compared with 2005 is due primarily to the decrease in net premiums earned. The increase in the losses, LAE and acquisition expense ratio is primarily due to net unfavorable development of approximately of $2,186,000, representing 5.3% of net premiums earned in 2006, as compared with net favorable development of $8,217,000, representing 8.4% of net premiums earned in 2005. Net unfavorable development in 2006 relating to the 2005 Hurricanes was not material and net favorable development in 2005 includes $3,821,000 relating to 2004 hurricane losses.
     Other underwriting expenses for the three months ended March 31, 2006 and 2005 were $ 925,000 and $1,571,000, respectively, and represent costs such as salaries, rent and like items. The decrease in other underwriting expenses is due to cost reductions in the segment as a result of the decline in the segment’s underwriting activity. In addition, due to the decrease in the volume of underwriting activity in the segment, the percentage of common operating and administrative costs that are allocated to the segment has also decreased .
Financial Condition, Liquidity and Capital Resources
     Financial Condition
     Cash and cash equivalents and investments as of March 31, 2006 and December 31, 2005 were as follows ($ in thousands):

	March 31,	December 31,	Increase
	2006	2005	(decrease)
Cash and cash equivalents	$570,030	820,746	$(250,716)
Fixed maturity securities	3,221,321	2,987,703	233,618
Preferred stocks	8,169	8,186	(17)
Short-term investments	80,609	8,793	71,816

Total	$3,880,129	3,825,428	$54,701

     The increase in total cash and cash equivalents and investments is due to positive cash flow from operations, excluding trading securities activities, which was $186,239,000 in the three months ended March 31, 2006. This increase was partially offset by the decline in fair value of our investments. Our available-for-sale and trading portfolios are primarily composed of diversified, high quality, predominantly publicly traded fixed maturity securities. Our investment portfolio, excluding cash and cash equivalents, had a weighted average duration of 3.3 years as of March 31, 2006. We maintain and periodically update our overall duration target for the portfolio and routinely monitor the composition of, and cash flows from, the portfolio to maintain liquidity necessary to meet our obligations.
     Premiums receivable include significant estimates. Premiums receivable as of March 31, 2006 of $517,429,000 include $483,313,000 that is based upon estimates. Premiums receivable as of December 31, 2005 of $567,449,000 include $496,603,000 that is based upon estimates. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. As of

March 31, 2006, no such allowance was made based on the Company’s historical experience, the general profile of its ceding companies and its ability, in most cases, to contractually offset premiums receivable with losses and LAE or other amounts payable to the same parties.
     Unpaid losses and LAE as of March 31, 2006 of $2,371,916,000 include $1,676,545,000 of estimates of claims that were incurred but not reported (“IBNR”). Unpaid losses and LAE as of December 31, 2005 of $2,323,990,000 includes $1,812,245,000 of IBNR. IBNR decreased during the three months ended March 31, 2006 as losses related the 2004 Hurricanes and 2005 Hurricanes were reported and paid. Paid losses related to the 2004 Hurricanes and 2005 Hurricanes during the three months ended March 31, 2006 were approximately $66,685,000.
     Commissions payable as of March 31, 2006 of $142,826,000 include $134,052,000 that represent estimates that are primarily based upon premium estimates. Commissions payable as of December 31, 2005 of $186,654,000 include $167,949,000 that is based upon estimates.
     Sources of Liquidity
     The consolidated sources of funds of the Company consist of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, and cash and cash equivalents held by the Company as well as the sale of debt or equity securities. Net cash flow provided by operations, excluding trading securities activities, for the three months ended March 31, 2006 was $186,239,000.
     Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All of its reinsurance operations are conducted through its wholly owned operating subsidiaries: Platinum Bermuda, Platinum US and Platinum UK. As a holding company, the cash flow of Platinum Holdings consists primarily of dividends, interest and other permissible payments from its subsidiaries and issuances of securities. Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the payment of dividends to its preferred and common shareholders.
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
     On December 1, 2005, certain reform measures simplifying the process for conducting registered securities offerings under the Securities Act of 1933 (the "Securities Act") came into effect. The new rules provide that shelf registration statements of certain well-known seasoned issuers, such as Platinum Holdings, are eligible for effectiveness automatically upon filing. Should Platinum Holdings seek to issue securities in the future, it may make use of the new rules.
     On October 21, 2005 the Company entered into a three-year $200,000,000 credit agreement with a syndicate of lenders. The credit agreement consists of a $100,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit, and a $100,000,000 senior secured credit facility available for letters of credit. The revolving line of credit will be available for the working capital, liquidity and general corporate requirements of the Company. The interest rate on borrowings under the credit facility is based on the election of the Company of either: (1) LIBOR plus 50 basis points or (2) the higher of: (a) the prime interest rate of the lead bank providing the credit facility, or (b) the federal funds rate plus 50 basis points. The interest rate based on LIBOR rate would decrease by up to 10 basis points or increase by up to 12.5 basis points should our senior unsecured debt credit rating increase or decrease.
     Liquidity Requirements
     The principal consolidated cash requirements of the Company are the payment of losses and LAE, commissions, brokerage, operating expenses, dividends to its preferred and common shareholders, the servicing of debt, the acquisition of and investment in businesses, capital expenditures, purchase of retrocessional contracts and payment of taxes. The catastrophe losses of 2005 and, to a lesser extent, the catastrophe losses in 2004, will create an unusually large amount of loss and LAE payments over the next year that could adversely affect net cash flows from operations.
     Platinum Bermuda and Platinum UK are not licensed, approved or accredited as reinsurers anywhere in the United States and therefore, under the terms of most of their contracts with United States ceding companies, they are required to provide collateral to their ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of a letter of credit issued by a bank, the establishment of a trust, or funds withheld. Platinum Bermuda and Platinum UK have obtained letters of credit through commercial banks and may be required to provide the banks with a security interest in certain investments of Platinum Bermuda and Platinum UK.
     In 2002, the Company and The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., (“St. Paul”) entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unearned premiums, unpaid losses and LAE and certain other liabilities on reinsurance contracts becoming effective in 2002 (the “Quota Share Retrocession Agreements”). Platinum US is obligated to collateralize the liabilities assumed from St. Paul under the Quota Share Retrocession Agreements. Platinum Bermuda and Platinum US have reinsurance and other contracts that also require them to provide collateral to ceding companies should certain events occur, such as a decline in the rating by A.M. Best Company (“A.M. Best”) below specified levels or a decline in statutory equity below specified amounts, or when certain levels of liabilities assumed from ceding companies are attained. Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.
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
     We believe 2006 renewal negotiations have been more contentious than usual. We experienced account turnover across all lines of business. However, terms and conditions on most of our renewed treaties improved or remained substantially unchanged depending on the line of business. For reinsurance with exposures to North American hurricanes capacity has continued to shrink and rates have increased further since the January 1 Renewal Season. We expect these conditions to continue during the remainder of 2006, but the competitive landscape is still evolving and the depth and breadth of market changes for the balance of 2006 remain uncertain.
     For the Property and Marine segment, underlying primary rates and reinsurance rates are expected to increase, particularly for risks exposed to Atlantic hurricanes. During 2006 we have achieved average rate increases of over 50% on our U.S. property renewal business and nearly 10% on our non-U.S. property renewal business, as well as average rate increases of approximately 65% on our marine renewal business. Despite having increased our assumptions for the frequency and severity of U.S. windstorm catastrophe exposures, we believe these rate increases result in a portfolio of catastrophe exposed business with expected profitability that is higher than the expected profitability of last year’s portfolio.
     During 2006 we wrote more property catastrophe excess-of-loss business and less property risk excess-of-loss and pro-rata business. Property risk excess-of-loss and pro-rata business typically generates relatively more premium than property catastrophe excess-of-loss business having a similar risk level. However, we believe property catastrophe excess-of-loss business generally provides more quantifiable catastrophe exposure and is currently priced more attractively.
     For 2006, we have targeted our net probable maximum loss from catastrophe exposures at various occurrence levels to be, relatively lower as a percentage of our expected total capital than prior years. For example, we expect our net probable maximum loss from catastrophe exposures at the one in 250 year occurrence level to be approximately 20% of total capital for 2006 versus approximately 30% of total capital for 2005. For the balance of the year we will seek to write business that does not significantly contribute to our largest probable maximum loss exposures. We believe this lower level of net catastrophe exposure will reduce the expected volatility of our operating results.
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

     For the Casualty segment, we believe that losses from the 2005 Hurricanes and enhanced rating agency capital requirements will cause certain insurance and reinsurance companies to review their strategies for business which is not generally exposed to catastrophes. During 2006, ceding companies were willing to increase retentions and reinsurers competed for participation on the best treaties. However, rates stabilized in certain lines of business where they had been declining. As a result, we believe that the business underwritten during 2006 has approximately the same level of expected profitability as the business we wrote during the comparable period in 2005. We have written more commercial liability and less professional liability, trade credit, accident and health and clash business. We have written approximately the same amount of surety, political risk, medical malpractice and regional business as we did during the comparable period in 2005. We believe that financial security remains a significant concern for buyers of long-tailed reinsurance protection, who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record. We believe that our rating, capitalization and reputation as a lead casualty reinsurer positions us well to write profitable business as the opportunities arise. We expect these conditions to persist through 2006 and that the casualty market will remain attractive. However, two areas where pricing has generally fallen below our standards are accident and health and trade credit and accordingly we anticipate significantly cutting back our writings in these lines.
     In the Finite Risk segment, we believe that the ongoing investigations by the SEC, the office of the Attorney General for the State of New York, the U.S. Attorney for the Southern District of New York and non-U.S. regulatory authorities such as the Bermuda Monetary Authority and the U.K. Financial Services Authority resulted in significantly diminished demand for limited risk transfer products in 2005. We believe we can deploy our human and financial capital more profitably in other lines of business. As a result, we are devoting fewer underwriting and pricing resources to this segment than in prior years and wrote a relatively small amount of finite business during 2006 relative to the comparable period last year. Although we expect the relatively low level of demand will continue during 2006, there are signs that buyers are, once again, considering finite reinsurance as a solution to their risk management needs.
Critical Accounting Policies, Estimates and Judgments
     It is important to understand the Company’s accounting policies in order to understand its financial position and results of operations. Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and valuation assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Certain of the estimates and assumptions result from judgments that are necessarily subjective and consequently actual results may differ from these estimates. The Company’s critical accounting policies involve premiums written and earned, unpaid losses and LAE, reinsurance, investments, income taxes and stock-based compensation. The critical accounting policies presented herein are also discussed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     When estimating premiums written and earned, each of our reinsurance subsidiaries segregates business into classes by type of coverage and type of contract (approximately 80 classes). Within each class, business is further segregated by the year in which the contract incepted (the “Underwriting Year”), starting with 2002. Estimates of WBNR and EBNR are made for each class and Underwriting Year. Premiums are estimated based on ceding company estimates and our own judgment after considering factors such as the ceding company’s historical premium versus projected premium, the ceding company’s history of providing accurate estimates, anticipated changes in the marketplace and the ceding company’s competitive position therein, reported premiums to date and the anticipated impact of proposed underwriting changes. The net impact on the results of operations of changes in estimated premiums earned is reduced by the losses and acquisition expenses related to such premiums earned.
     Premiums receivable include premiums billed and in the course of collection as well as WBNR. WBNR is the component of premiums receivable that is subject to judgment and uncertainty. Premiums receivable as of March 31, 2006 of $517,429,000 include $483,313,000 of WBNR that is based upon estimates. The appropriateness of WBNR is evaluated in light of the actual premium reported by the ceding companies and any adjustments to WBNR and EBNR that represent premiums earned are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made. The initial estimates of premiums derived by our underwriting function in respect of the three months ended March 31, 2006 were evaluated. The cumulative impact of our evaluation in respect of premiums receivable as of March 31, 2006 was to reduce WBNR by approximately $60 million or 12%. WBNR premium receivable in our North American casualty claims-made excess of loss reinsurance class was $61 million of the $483,313,000 as of March 31, 2006 and reflects a $30 million reduction from initial premium estimates. We believe that we reasonably could have made an adjustment of between $0 and $30 million with respect to this reinsurance class at March 31, 2006. Had we not made this adjustment, the reinsurance premiums receivable for this class would have been $91 million at March 31, 2006.
     Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and premiums earned represents estimated premiums and are not currently due based on the terms of the underlying contracts. Premiums earned, including EBNR, are a measure of exposure to losses, LAE and acquisition expenses. Consequently, when previous estimates of premiums earned are increased or decreased, the related provisions for losses and LAE and acquisition costs previously recorded are also increased or decreased. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. As of March 31, 2006, we did not establish an allowance based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset those premium receivables against losses and loss adjustment expense or other amounts payable to the same parties.
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

     Unpaid Losses and LAE
     One of the most significant judgments made by management in the preparation of financial statements is the estimation of unpaid losses and LAE, also referred to as “loss reserves.” Unpaid losses and LAE include estimates of the cost of claims that were reported but not yet paid (“case reserves”) and the cost of claims that were incurred but not reported IBNR. These liabilities are balance sheet estimates of future amounts required to pay losses and LAE for reinsured claims for which we are liable and that have occurred at or before the balance sheet date. Every quarter, the Company’s actuaries prepare estimates of the loss reserves based on established actuarial techniques. Because the ultimate amount of unpaid losses and LAE is uncertain, we believe that the quantitative techniques used to estimate these amounts are enhanced by professional and managerial judgment. Company management reviews these estimates and determines its best estimate of the liabilities to record in the Company’s financial statements.
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
     The gross liabilities recorded on the Company’s balance sheet as of March 31, 2006 for unpaid losses and LAE were $2,371,916,000. The following table sets forth a breakdown between case reserves and IBNR by segment at March 31, 2006 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Case reserves	$425,284	188,709	81,378	$695,371
IBNR	407,842	994,019	274,684	1,676,545

Total unpaid losses and LAE	$833,126	1,182,728	356,062	$2,371,916

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
     Multiple point estimates using a variety of actuarial techniques are calculated for many, but not all, of our 80 classes of coverage for each Underwriting Year. We do not believe that these multiple point estimates are or should be considered a range. Our actuaries consider each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors such as historical ultimate loss ratios, the presence of individual large losses, and known occurrences that have not yet resulted in reported losses. For some classes of business our actuaries believe that a review of individual contract information improves the loss reserve estimate. For example, individual contract review is particularly important for the Finite Risk segment and the accident and health class within the Casualty segment. Once our actuaries make their determinations of the most appropriate point estimate for each class, this information is aggregated and reviewed and approved by executive management. At March 31, 2006 the liability for unpaid losses and LAE that we recorded includes the point estimates of IBNR prepared by our actuaries.
     Generally, North American casualty excess business has the longest pattern of reported losses and, therefore, loss estimates have a higher degree of uncertainty than other reinsurance classes. IBNR for these classes at March 31, 2006 was $749 million which was 47% of the total IBNR at that date. Because estimates of unpaid losses and LAE related to North American casualty excess business have a higher degree of uncertainty, we would not consider a variance of five percentage points from the initial expected loss ratio to be unusual. As an example, a change in the initial expected loss ratio from 65% to 70% would result in an increase of the IBNR for these classes by $68.5 million. This equates to approximately 8% of the liability for total unpaid losses and LAE for these classes at March 31, 2006. As another example, if the estimated pattern of reported losses was accelerated by 5% the IBNR for these classes would decrease by $3 million which is less than 1%. We have selected these two inputs as examples of sensitivity analyses because we believe that the two most important inputs to the reserve estimation methodologies described above are the initial expected loss ratio and the estimated pattern of reported losses.

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
     In property classes, there can be additional uncertainty in loss estimation related to large catastrophe events. With wind events, such as hurricanes, the damage assessment process may take more than a year. The cost of rebuilding is subject to increase due to supply shortages for construction materials and labor. In the case of earthquakes, the damage assessment process may take several years as buildings are discovered to have structural weaknesses not initially detected. The uncertainty inherent in loss estimation is particularly pronounced for casualty coverages, such as umbrella liability, general and product liability, professional liability and automobile liability, where information, such as required medical treatment and costs for bodily injury claims, emerges over time. In the overall loss reserving process, provisions for economic inflation and changes in the social and legal environment are considered.
     Loss reserve calculations for primary insurance business are not precise in that they deal with the inherent uncertainty of future developments. Primary insurers must estimate their own losses, often based on incomplete and changing information. Reserving for reinsurance business introduces further uncertainties compared with reserving for primary insurance business. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer and then to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, the Company is subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to the Company. As of March 31, 2006, we did not have any significant back-log related to our processing of assumed reinsurance information.
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
     Share-Based Compensation
     We adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) on the modified prospective method effective January 1, 2006. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires that, prospectively, compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005.
     Prior to January 1, 2006, we accounted for share based compensation using Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). In accordance with the transition rules of SFAS 148, we elected to continue using the intrinsic value method of accounting for our share-based awards granted to employees established by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for share options granted in 2002. Under APB 25, if the exercise price of our employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Credit Risk
     The Company’s principal invested assets are fixed maturity securities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower’s ability to meet its debt service obligations. The Company’s strategy to limit this risk is to place its investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or asset class. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect, in the aggregate, the underlying characteristics of our unpaid losses and LAE. The Company attempts to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating for its portfolio of A2 as defined by Moody’s Investor Service (“Moody’s”). As of March 31, 2006, the portfolio, excluding cash and short-term investments, has a dollar weighted average credit rating of Aa2 as defined by Moody’s.
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
     In accordance with industry practice, the Company frequently pays amounts in respect of claims under contracts to reinsurance brokers, for payment over to the ceding companies. In the event that a broker fails to make such a payment, depending on the jurisdiction, the Company may remain liable to the ceding company for the payment. Conversely, in certain jurisdictions, when ceding companies remit premiums to reinsurance brokers, such premiums are deemed to have been paid to the Company and the ceding company is no longer liable to the Company for those amounts whether or not the funds are actually received by the Company. Consequently, the Company assumes a degree of credit risk associated with its brokers during the premium and loss settlement process. To mitigate credit risk related to reinsurance brokers, the Company has established guidelines for brokers and intermediaries.
Interest Rate Risk
     The Company is exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed maturity portfolio and can cause changes in the actual timing of receipt of certain principal payments. Rising interest rates result in a decrease in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage backed securities, to extension risk. Conversely, a decrease in interest rates will result in an increase in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk. The aggregate hypothetical impact on our fixed maturity portfolio, generated from an immediate parallel shift in the treasury yield curve, as of March 31, 2006 is as follows ($ in thousands) :

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp
Total market value	$3,327,750	3,275,149	3,221,321	3,166,980	$3,112,748
Percent change in market value	3.3%	1.7%	–	(1.7%)	(3.4%)
Resulting unrealized appreciation / (depreciation)	$17,852	(34,749)	(88,577)	(142,918)	$(197,150)
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
Sources of Fair Value
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2006 ($ in thousands):

	Carrying
	Amount	Fair Value
Financial assets:
Fixed maturity securities	$3,221,321	$3,221,321
Preferred stocks	8,169	8,169
Other invested asset	5,000	5,000
Short-term investments	80,609	80,609
Financial liabilities:
Debt obligations	$292,840	$290,725
     The fair value of fixed maturity securities, preferred stocks and short-term investments are based on quoted market prices at the reporting date for those or similar investments. Other invested asset represents an investment in Inter-Ocean Holdings, Ltd., a non-public reinsurance company and is carried at the estimated net realizable value. The Company has no ceded or assumed reinsurance business with Inter-Ocean Holdings, Ltd. The fair values of debt obligations are based on quoted market prices.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     Our management, including the chief executive officer and the chief financial officer, in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, concluded that no changes occurred during the quarter ended March 31, 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. The foregoing factors, which are discussed in more detail in Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 should not be construed as exhaustive. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.
PART II – OTHER INFORMATION
Item 6. EXHIBITS

Exhibit
Number	Description
3(ii).1	Bye-Laws of Platinum Holdings.

10.1	Amended and Restated Quota Share Retrocession Agreement dated April 11, 2006 between Platinum Bermuda and Platinum US.

31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd

Date: April 27, 2006	/s/ Michael D. Price
By: Michael D. Price
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2006	/s/ Joseph F. Fisher

By: Joseph F. Fisher
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)