Form 10-Q
period 2006-06-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2006-07-31
CIK 1171500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 14, 2006, there were outstanding 59,568,050 common shares, par value $0.01 per share, of the registrant.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Page
PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005	1
Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)	2
Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	3
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 2006 and 2005(Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	50
Item 4. Controls and Procedures	52

PART II – OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	54
Item 6. Exhibits	55

SIGNATURES	56
EX-10.1: TERMINATION ADDENDUM
EX-10.2: EXCESS OF LOSS RETROCESSION AGREEMENT
EX-10.3: QUOTA SHARE RETROCESSION AGREEMENT
EX-10.4: TERMINATION ADDENDUM
EX-10.5: EXCESS OF LOSS RETROCESSION AGREEMENT
EX-10.6: ADDENDUM NO. 1 TO THE EXCESS OF LOSS RETROCESSION AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)	December 31,
	June 30, 2006	2005
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,208,911 and $2,936,152, respectively)	$3,095,493	$2,888,922
Fixed maturity trading securities at fair value (amortized cost – $119,796 and $99,141, respectively)	116,262	98,781
Preferred stocks (cost – $8,735 and $8,735, respectively)	7,699	8,186
Other invested asset	5,000	5,000
Short-term investments	75,576	8,793

Total investments	3,300,030	3,009,682
Cash and cash equivalents	710,830	820,746
Accrued investment income	32,489	29,230
Reinsurance premiums receivable	401,746	567,449
Reinsurance recoverable on ceded losses and loss adjustment expenses	68,649	68,210
Prepaid reinsurance premiums	29,174	7,899
Funds held by ceding companies	250,077	291,629
Deferred acquisition costs	98,532	130,800
Income tax recoverable	14,695	24,522
Deferred tax assets	33,469	31,934
Due from investment broker	177	157,930
Other assets	13,013	14,344

Total assets	$4,952,881	$5,154,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,343,605	$2,323,990
Unearned premiums	449,672	502,018
Reinsurance deposit liabilities	6,169	6,048
Debt obligations	292,840	292,840
Ceded premiums payable	41,147	22,544
Commissions payable	141,823	186,654
Deferred tax liabilities	—	118
Due to investment broker	3,567	259,834
Other liabilities	35,227	20,080

Total liabilities	3,314,050	3,614,126

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 59,546,050 and 59,126,675 shares issued and outstanding, respectively	595	590
Additional paid-in capital	1,539,027	1,527,316
Unearned share grant compensation	—	(2,467)
Accumulated other comprehensive loss	(100,438)	(40,718)
Retained earnings	199,590	55,471

Total shareholders’ equity	1,638,831	1,540,249

Total liabilities and shareholders’ equity	$4,952,881	$5,154,375

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005
($ in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Net premiums earned	$337,065	431,470	681,366	$842,510
Net investment income	45,348	28,904	88,863	55,809
Net realized gains (losses) on investments	14	(555)	79	(183)
Other income (expense)	(2,324)	588	(3,641)	232

Total revenue	380,103	460,407	766,667	898,368

Expenses:
Losses and loss adjustment expenses	187,464	240,852	394,238	478,550
Acquisition expenses	76,052	103,928	145,291	197,177
Operating expenses	23,392	23,480	46,380	43,488
Net foreign currency exchange losses (gains)	(414)	160	(689)	1,958
Interest expense	5,450	4,174	10,900	6,347

Total expenses	291,944	372,594	596,120	727,520

Income before income tax expense	88,159	87,813	170,547	170,848
Income tax expense	6,411	19,828	11,763	29,775

Net income	81,748	67,985	158,784	141,073
Preferred dividends	2,602	—	5,178	—

Net income available to common shareholders	$79,146	67,985	153,606	$141,073

Earnings per share:
Basic earnings per share	$1.34	1.57	2.60	$3.26
Diluted earnings per share	$1.24	1.39	2.40	$2.88

Comprehensive income:
Net income	$81,748	67,985	158,784	$141,073
Other comprehensive income:
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	(24,580)	33,051	(59,895)	(1,578)
Cumulative translation adjustments, net of deferred taxes	171	(46)	175	(37)

Comprehensive income	$57,339	100,990	99,064	$139,458

Shareholder dividends:
Preferred dividends declared	$2,602	—	4,614	$—
Preferred dividends declared per share	0.45	—	0.80	—
Common dividends declared	4,754	3,462	9,487	6,911
Common dividends declared per share	$0.08	0.08	0.16	$0.16
See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2006 and 2005
($ in thousands)

	2006	2005
Preferred shares:
Balances at beginning of period	$57	$—

Balances at end of period	57	—

Common shares:
Balances at beginning of period	590	430
Exercise of share options	4	3
Issuance of restricted shares	1	1

Balances at end of period	595	434

Additional paid-in-capital:
Balances at beginning of period	1,527,316	911,851
Issuance of restricted shares	(2,467)	2,750
Exercise of common share options	10,486	4,981
Share based compensation	3,692	1,689

Balances at end of period	1,539,027	921,271

Unearned common share grant compensation:
Balances at beginning of period	(2,467)	—
Shares issued	—	(2,750)
Amortization	—	504
Transfer of unearned common share grant compensation	2,467	—

Balances at end of period	—	(2,246)

Accumulated other comprehensive income (loss):
Balances at beginning of period	(40,718)	12,252
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	(59,895)	(1,578)
Net change in cumulative translation adjustments, net of deferred tax	175	(37)

Balances at end of period	(100,438)	10,637

Retained earnings:
Balances at beginning of period	55,471	208,470
Net income	158,784	141,073
Preferred share dividends	(5,178)	—
Common share dividends	(9,487)	(6,911)

Balances at end of period	199,590	342,632

Total shareholders’ equity	$1,638,831	$1,272,728

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2006 and 2005
($ in thousands)

	2006	2005
Operating Activities:
Net income	$158,784	$141,073
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	7,801	10,231
Net realized (gains) losses on investments	(79)	183
Net foreign currency exchange (gains) losses	(689)	1,958
Share based compensation	3,692	2,193
Deferred income tax expense	5,051	(2,176)
Trading securities activities	(9,603)	4,329
Changes in assets and liabilities:
Increase in accrued investment income	(3,259)	(4,653)
Decrease in reinsurance premiums receivable	165,703	3,591
(Increase) decrease in funds held by ceding companies	41,552	(73,747)
(Increase) decrease in deferred acquisition costs	32,268	(8,806)
Increase in net unpaid losses and loss adjustment expenses	10,898	173,745
Increase (decrease) in net unearned premiums	(73,621)	69,950
Increase (decrease ) in reinsurance deposit liabilities	121	(14,368)
Increase in ceded premiums payable	18,603	15,735
Decrease in commissions payable	(44,831)	34,534
Increase in funds withheld	—	1,225
Decrease in income tax recoverable	9,827	14,742
Net changes in other assets and liabilities	15,131	6,436
Other net	(244)	227

Net cash provided by operating activities	337,105	376,402

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	190,248	207,840
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	93,933	66,796
Acquisition of available-for-sale fixed maturity securities	(663,027)	(696,372)
Net acquisitions of short-term investments	(64,565)	—

Net cash used in investing activities	(443,411)	(421,736)

Financing Activities:
Dividends paid to preferred shareholders	(4,614)	—
Dividends paid to common shareholders	(9,487)	(6,911)
Proceeds from issuance of debt	—	246,900
Proceeds from exercise of share options	10,491	4,984

Net cash provided by (used in) financing activities	(3,610)	244,973

Net increase (decrease) in cash and cash equivalents	(109,916)	199,639
Cash and cash equivalents at beginning of period	820,746	209,900

Cash and cash equivalents at end of period	$710,830	$409,539

Supplemental disclosures of cash flow information:
Income taxes paid (recovered)	$(3,366)	$28,573
Interest paid	$10,740	$3,671
See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2006 and 2005
1. Basis of Presentation
     The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) and its subsidiaries (collectively, the “Company”), including Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Re (UK) Limited, Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings (“Platinum Regency”), and Platinum Administrative Services, Inc. All material inter-company transactions have been eliminated in preparing these condensed consolidated financial statements. The condensed consolidated financial statements included in this report as of and for the three and six months ended June 30, 2006 and 2005 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Share-Based Compensation
     We adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method effective January 1, 2006. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires that, prospectively, compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005. The cumulative effect of the adoption of SFAS 123R was not material.
     Prior to January 1, 2006, we accounted for share-based compensation using Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). In accordance with the transition rules of SFAS 148, we elected to continue using the intrinsic value method of accounting for our share-based awards granted to employees established by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) for share options granted in 2002. Under APB 25, if the exercise price of our employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.
     The following table illustrates the effect on our net income and earnings per share for the three and six months ended June 30, 2005 of applying the “fair value” method to all share option grants ($ in thousands, except per share data):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005

	As
	Reported	Pro Forma
Three months ended June 30, 2005:

Share-based compensation expense	$507	$1,595
Net income	67,985	66,897
Basic earnings per share	1.57	1.55
Diluted earnings per share	1.39	1.37

Six months ended June 30, 2005:

Share-based compensation expense	1,802	4,116
Net income	141,073	138,759
Basic earnings per share	3.26	3.21
Diluted earnings per share	$2.88	$2.83
Reclassifications
     Certain reclassifications have been made to the 2005 financial statements in order to conform to the 2006 presentation.
2. Investments
     Investments classified as available-for-sale are carried at fair value as of the balance sheet date. Net change in unrealized investment gains and losses on available-for-sale securities, net of deferred taxes for the six months ended June 30, 2006 and 2005 were as follows ($ in thousands):

	2006	2005
Fixed maturities	$(66,675)	$(3,179)
Less — deferred taxes	6,780	1,601

Net change in unrealized investment gains and losses	$(59,895)	$(1,578)

     Gross unrealized gains and losses on available-for-sale securities as of June 30, 2006 were $286,000 and $114,740,000, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005
     The unrealized losses on securities classified as available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2006 were as follows ($ in thousands):

		Unrealized
	Fair Value	Loss
Less than twelve months:

U.S. Government	$148,599	$4,410
Corporate bonds	906,290	38,171
Mortgage-backed and asset-backed securities	932,625	36,910
Municipal bonds	121,118	3,296
Foreign governments and states	13,060	706

Total	2,121,692	83,493

Twelve months or more:

U.S. Government	30,413	381
Corporate bonds	483,512	16,691
Mortgage-backed and asset-backed securities	188,068	10,263
Municipal bonds	76,038	1,976
Foreign governments and states	27,113	901
Preferred stocks	7,699	1,035

Total	$812,843	$31,247

Total of securities with unrealized losses:

U.S. Government	$179,012	$4,791
Corporate bonds	1,389,802	54,862
Mortgage-backed and asset-backed securities	1,120,693	47,173
Municipal bonds	197,156	5,272
Foreign governments and states	40,173	1,607
Preferred stocks	7,699	1,035

Total	$2,934,535	$114,740

     We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other-than-temporary impairments.” The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include but are not limited to: the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, and our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss, which is based, in part, on current and anticipated future positive net cash flows from operations that generate sufficient liquidity in order to meet our obligations. If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security and record a realized loss in the statement of operations.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005
     Corporate, mortgage-backed and asset-backed securities represent our largest categories within our available-for-sale portfolio and consequently account for the greatest amount of our overall unrealized loss as of June 30, 2006. Investment holdings within our corporate portfolio are diversified across approximately 30 sub-portfolios, ranging from aerospace to telecommunications, and within each sub-portfolio across many individual issuers and issues. As of June 30, 2006 there were 498 corporate issues in an unrealized loss position, with the single largest unrealized loss being $901,000. Investment holdings within the mortgage-backed and asset-backed portfolio are diversified across a number of sub-categories. As of June 30, 2006 there were 318 issues within the mortgage-backed and asset-backed portfolio in an unrealized loss position, with the single largest unrealized loss being $1,356,000. As of June 30, 2006 there were a total of 923 issues in an unrealized loss position in our investment portfolio, with the single largest unrealized loss being $1,356,000.
     Overall our unrealized loss position as of June 30, 2006 was a result of continuing interest rate increases that impacted all investment categories. Given our ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider any of our available-for-sale investments to be other-than-temporarily impaired as of June 30, 2006.
3. Earnings Per Share
     Following is a calculation of the basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 ($ in thousands, except per share data):

		Weighted
		Average
	Net	Shares	Earnings
	Income	Outstanding	Per Share
Three months ended June 30, 2006:

Basic earnings per share:
Net income available to common shareholders	$79,146	59,224	$1.34
Effect of dilutive securities:
Common share options, restricted common shares and common share units	—	751
Conversion of preferred shares	—	5,750
Preferred share dividends	2,602	—

Adjusted net income for diluted earnings per share	$81,748	65,725	$1.24

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005

		Weighted
		Average
	Net	Shares	Earnings
	Income	Outstanding	Per Share
Three Months Ended June 30, 2005:

Basic earnings per share	$67,985	43,293	$1.57
Effect of dilutive securities:
Common share options and restricted common share units	—	1,707
Conversion of Equity Security Units	—	5,009
Interest expense related to Equity Share Units, net of income tax benefit	1,506	—

Diluted earnings per share	$69,491	50,009	$1.39

Six Months Ended June 30, 2006:

Basic earnings per share:
Net income available to common shareholders	$153,606	59,161	$2.60
Effect of dilutive securities:
Common share options, restricted common shares and common share units	—	1,312
Conversion of preferred shares	—	5,750
Preferred share dividends	5,178	—

Adjusted net income for diluted earnings per share	$158,784	66,223	$2.40

Six Months Ended June 30, 2005:

Basic earnings per share	$141,073	43,224	$3.26
Effect of dilutive securities:
Common share options and restricted common share units	—	1,807
Conversion of Equity Security Units	—	5,009
Interest expense related to Equity Share Units, net of income tax benefit	2,929	—

Diluted earnings per share	$144,002	50,040	$2.88

4. Operating Segment Information
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
For the Three and Six Months Ended June 30, 2006 and 2005
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
     In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance. We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Total underwriting income is reconciled to income before income tax expense. The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the operating segments together with a reconciliation of total underwriting income to income before income tax expense for the three and six months ended June 30, 2006 and 2005 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended June 30, 2006:
Net premiums written	$85,624	199,298	24,840	$309,762

Net premiums earned	113,092	185,073	38,900	337,065
Losses and LAE	27,867	127,824	31,773	187,464
Acquisition expenses	21,239	45,168	9,645	76,052
Other underwriting expenses	9,006	7,688	1,019	17,713

Segment underwriting income (loss)	$54,980	4,393	(3,537)	55,836

Net investment income and net realized gains on investments				45,362
Net foreign currency exchange gains				414
Other expense				(2,324)
Corporate expenses not allocated to segments				(5,679)
Interest expense				(5,450)

Income before income tax expense				$88,159

Ratios:
Losses and LAE	24.6%	69.1%	81.7%	55.6%
Acquisition expense	18.8%	24.4%	24.8%	22.6%
Other underwriting expense	8.0%	4.2%	2.6%	5.3%

Combined	51.4%	97.7%	109.1%	83.5%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended June 30, 2005:

Net premiums written	$134,953	188,890	99,116	$422,959

Net premiums earned	140,669	198,723	92,078	431,470
Losses and LAE	58,499	127,531	54,822	240,852
Acquisition expenses	29,695	47,963	26,270	103,928
Other underwriting expenses	8,240	8,972	1,333	18,545

Segment underwriting income	$44,235	14,257	9,653	68,145

Net investment income and net realized losses on investments				28,349
Net foreign currency exchange losses				(160)
Other income				588
Corporate expenses not allocated to segments				(4,935)
Interest expense				(4,174)

Income before income tax expense				$87,813

Ratios:
Losses and LAE	41.6%	64.2%	59.5%	55.8%
Acquisition expense	21.1%	24.1%	28.5%	24.1%
Other underwriting expense	5.9%	4.5%	1.4%	4.3%

Combined	68.6%	92.8%	89.4%	84.2%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005

	Property
	and Marine	Casualty	Finite Risk	Total
Six Months Ended June 30, 2006:

Net premiums written	$250,888	381,648	(29,496)	$603,040

Net premiums earned	244,636	358,741	77,989	681,366
Losses and LAE	87,695	244,389	62,154	394,238
Acquisition expenses	40,888	86,522	17,881	145,291
Other underwriting expenses	19,034	14,023	1,944	35,001

Segment underwriting income (loss)	$97,019	13,807	(3,990)	106,836

Net investment income and net realized gains on investments				88,942
Net foreign currency exchange gains				689
Other expense				(3,641)
Corporate expenses not allocated to segments				(11,379)
Interest expense				(10,900)

Income before income tax expense				$170,547

Ratios:
Losses and LAE	35.8%	68.1%	79.7%	57.9%
Acquisition expense	16.7%	24.1%	22.9%	21.3%
Other underwriting expense	7.8%	3.9%	2.5%	5.1%

Combined	60.3%	96.1%	105.1%	84.3%

Six months ended June 30, 2005:

Net premiums written	$320,002	404,559	192,197	$916,758

Net premiums earned	268,866	383,491	190,153	842,510
Losses and LAE	118,539	245,969	114,042	478,550
Acquisition expenses	51,684	93,165	52,328	197,177
Other underwriting expenses	15,963	16,285	2,904	35,152

Segment underwriting income	$82,680	28,072	20,879	131,631

Net investment income and net realized losses on investments				55,626
Net foreign currency exchange losses				(1,958)
Other income				232
Corporate expenses not allocated to segments				(8,336)
Interest expense				(6,347)

Income before income tax expense				$170,848

Ratios:
Losses and LAE	44.1%	64.1%	60.0%	56.8%
Acquisition expense	19.2%	24.3%	27.5%	23.4%
Other underwriting expense	5.9%	4.2%	1.5%	4.2%

Combined	69.2%	92.6%	89.0%	84.4%

Platinum Underwriters Holdings, Ltd. And Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005
5. Income Taxes
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
     A reconciliation of expected income tax expense, computed by applying a 35% income tax rate to income before income taxes, to actual income tax expense for the three and six months ended June 30, 2006 and 2005 is as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected income tax expense at 35%	$30,856	30,735	59,691	$59,797

Effect of foreign income subject to tax at rates other than 35%	(23,587)	(19,635)	(46,813)	(38,258)
Tax exempt investment income	(586)	(438)	(1,139)	(964)
U.S. withholding taxes deemed taxable transfer to foreign affiliate	—	9,150	—	9,150
Other, net	(272)	16	24	50

Income tax expense	$6,411	19,828	11,763	$29,775

6.	Condensed Consolidating Financial Information
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
For the Three and Six Months Ended June 30, 2006 and 2005
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
     The tables below present condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 ($ in thousands):
Condensed Consolidating Balance Sheet
June 30, 2006

			Non-
	Platinum	Platinum	guarantor	Consolidating
	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
ASSETS
Total investments	$—	12,018	3,288,012	—	$3,300,030
Investment in subsidiaries	1,516,727	472,435	349,074	(2,338,236)	—
Cash and cash equivalents	121,607	1,878	587,345	—	710,830
Reinsurance assets	—	—	848,178	—	848,178
Income tax recoverable	—	1,866	12,829	—	14,695
Other assets	4,310	3,974	70,864	—	79,148

Total assets	$1,642,644	492,171	5,156,302	(2,338,236)	$4,952,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$—	—	2,982,416	—	$2,982,416
Debt obligations	—	292,840	—	—	292,840
Other liabilities	3,813	2,020	32,961	—	38,794

Total liabilities	3,813	294,860	3,015,377	—	3,314,050

Shareholders’ Equity
Preferred shares	57	—	—	—	57
Common shares	595	—	6,250	(6,250)	595
Additional paid-in capital	1,539,027	192,036	2,051,134	(2,243,170)	1,539,027
Accumulated other comprehensive loss	(100,438)	(20,257)	(125,499)	145,756	(100,438)
Retained earnings	199,590	25,532	209,040	(234,572)	199,590

Total shareholders’ equity	1,638,831	197,311	2,140,925	(2,338,236)	1,638,831

Total liabilities and shareholders’ equity	$1,642,644	492,171	5,156,302	(2,338,236)	$4,952,881

Platinum Underwriters Holdings, Ltd. And Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005
Condensed Consolidating Balance Sheet
December 31, 2005

			Non-
	Platinum	Platinum	guarantor	Consolidating
	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
ASSETS
Total investments	$—	12,448	2,997,234	—	$3,009,682
Investment in subsidiaries	1,410,794	448,839	436,368	(2,296,001)	—
Cash and cash equivalents	129,962	5,010	685,774	—	820,746
Reinsurance assets	—	—	1,065,987	—	1,065,987
Income tax recoverable	—	5,874	18,648	—	24,522
Other assets	2,963	4,086	226,389	—	233,438

Total assets	$1,543,719	476,257	5,430,400	(2,296,001)	$5,154,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$—	—	3,041,254	—	$3,041,254
Debt obligations	—	292,840	—	—	292,840
Other liabilities	3,470	2,243	274,319	—	280,032

Total liabilities	3,470	295,083	3,315,573	—	3,614,126

Shareholders’ Equity
Preferred shares	57	—	—	—	57
Common shares	590	—	6,250	(6,250)	590
Unearned share grant compensation	(2,467)	—	—	—	(2,467)
Additional paid-in capital	1,527,316	192,036	2,050,834	(2,242,870)	1,527,316
Accumulated other comprehensive loss	(40,718)	(10,199)	(52,840)	63,039	(40,718)
Retained earnings	55,471	(663)	110,583	(109,920)	55,471

Total shareholders’ equity	1,540,249	181,174	2,114,827	(2,296,001)	1,540,249

Total liabilities and shareholders’ equity	$1,543,719	476,257	5,430,400	(2,296,001)	$5,154,375

Platinum Underwriters Holdings, Ltd. And Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005
Consolidating Statement of Income
For the Three Months Ended
June 30, 2006

			Non-
	Platinum	Platinum	guarantor	Consolidating
	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$—	—	337,065	—	$337,065
Net investment income	1,472	227	43,649	—	45,348
Net realized gains on investments	—	—	14	—	14
Other expense, net	—	—	(2,324)	—	(2,324)

Total revenue	1,472	227	378,404	—	380,103

Expenses:
Losses and loss adjustment expenses	—	—	187,464	—	187,464
Acquisition expenses	—	—	76,052	—	76,052
Operating expenses	5,551	108	17,733	—	23,392
Net foreign currency exchange gains	—	—	(414)	—	(414)
Interest expense	—	5,450	—	—	5,450

Total expenses	5,551	5,558	280,835	—	291,944

Income (loss) before income tax expense (benefit)	(4,079)	(5,331)	97,569	—	88,159
Income tax expense (benefit)	—	(1,866)	8,277	—	6,411

Net income (loss) before equity in earnings of subsidiaries	(4,079)	(3,465)	89,292	—	81,748
Equity in earnings of subsidiaries	85,827	22,765	12,226	(120,818)	—

Net income	81,748	19,300	101,518	(120,818)	81,748
Preferred dividends	2,602	—	—	—	2,602

Net income available to common shareholders	$79,146	19,300	101,518	(120,818)	$79,146

Platinum Underwriters Holdings, Ltd. And Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005
Consolidating Statement of Income
For the Three Months Ended
June 30, 2005

			Non-
	Platinum	Platinum	guarantor	Consolidating
	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$—	—	431,470	—	$431,470
Net investment income	47	180	28,677	—	28,904
Net realized losses on investments	—	—	(555)	—	(555)
Other income, net	—	—	588	—	588

Total revenue	47	180	460,180	—	460,407

Expenses:
Losses and loss adjustment expenses	—	—	240,852	—	240,852
Acquisition expenses	—	—	103,928	—	103,928
Operating expenses	4,633	231	18,616	—	23,480
Net foreign currency exchange losses	1	—	159	—	160
Interest expense	22	4,152	—	—	4,174

Total expenses	4,656	4,383	363,555	—	372,594

Income (loss) before income tax expense (benefit)	(4,609)	(4,203)	96,625	—	87,813
Income tax expense (benefit)	—	(1,471)	21,299	—	19,828

Net income (loss) before equity in earnings of subsidiaries	(4,609)	(2,732)	75,326	—	67,985
Equity in earnings of subsidiaries	72,594	18,647	21,555	(112,796)	—

Net income	$67,985	15,915	96,881	(112,796)	$67,985

Platinum Underwriters Holdings, Ltd. And Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005
Consolidating Statement of Income
For the Six Months Ended June 30, 2006

			Non-
	Platinum	Platinum	guarantor	Consolidating
	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$—	—	681,366	—	$681,366
Net investment income	2,906	447	85,510	—	88,863
Net realized gains on investments	—	—	79	—	79
Other income (expense), net	1,100	—	(4,741)	—	(3,641)

Total revenue	4,006	447	762,214	—	766,667

Expenses:
Losses and loss adjustment expenses	—	—	394,238	—	394,238
Acquisition expenses	—	—	145,291	—	145,291
Operating expenses	10,872	366	35,142	—	46,380
Net foreign currency exchange gains	—	—	(689)	—	(689)
Interest expense	—	10,900	—	—	10,900

Total expenses	10,872	11,266	573,982	—	596,120

Income (loss) before income tax expense (benefit)	(6,866)	(10,819)	188,232	—	170,547
Income tax expense (benefit)	—	(3,786)	15,549	—	11,763
Net income (loss) before equity in earnings of subsidiaries	(6,866)	(7,033)	172,683	—	158,784
Equity in earnings of subsidiaries	165,650	33,227	23,064	(221,941)	—

Net income	158,784	26,194	195,747	(221,941)	158,784
Preferred dividends	5,178	—	—	—	5,178

Net income available to common shareholders	$153,606	26,194	195,747	(221,941)	$153,606

Platinum Underwriters Holdings, Ltd. And Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005
Consolidating Statement of Income
For the Six Months Ended June 30, 2005

			Non-
	Platinum	Platinum	guarantor	Consolidating
	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$—	—	842,510	—	$842,510
Net investment income	72	257	55,480	—	55,809
Net realized losses on investments	—	1	(184)	—	(183)
Other income, net	—	—	232	—	232

Total revenue	72	258	898,038	—	898,368

Expenses:
Losses and loss adjustment expenses	—	—	478,550	—	478,550
Acquisition expenses	—	—	197,177	—	197,177
Operating expenses	7,873	308	35,307	—	43,488
Net foreign currency exchange losses	1	—	1,957	—	1,958
Interest expense	53	6,294	—	—	6,347

Total expenses	7,927	6,602	712,991	—	727,520

Income (loss) before income tax expense	(7,855)	(6,344)	185,047	—	170,848
Income tax expense (benefit)	—	(2,221)	31,996	—	29,775

Net income (loss) before equity in earnings of subsidiaries	(7,855)	(4,123)	153,051	—	141,073
Equity in earnings of subsidiaries	148,928	36,600	41,444	(226,972)	—

Net income	$141,073	32,477	194,495	(226,972)	$141,073

Platinum Underwriters Holdings, Ltd. And Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006

			Non-
	Platinum	Platinum	guarantor	Consolidating
	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(4,744)	(3,060)	344,909	—	$337,105

Investing Activities:
Proceeds from sale of available-for-sale fixed maturities	—	—	190,248	—	190,248
Proceeds from maturity or paydown of available-for-sale fixed maturities	—	726	93,207	—	93,933
Acquisition of available-for-sale fixed maturities	—	(498)	(662,529)	—	(663,027)
Increase in short-term investments	—	—	(64,565)	—	(64,565)
Contributions to subsidiaries	—	(300)	300	—	—

Net cash used in investing activities	—	(72)	(443,339)	—	(443,411)

Financing Activities:
Dividends paid to preferred shareholders	(4,614)	—	—	—	(4,614)
Dividends paid to common shareholders	(9,487)	—	—	—	(9,487)
Proceeds from exercise of share options	10,491	—	—	—	10,491

Net cash used in financing activities	(3,610)	—	—	—	(3,610)

Net decrease in cash and cash equivalents	(8,354)	(3,132)	(98,430)	—	(109,916)
Cash and cash equivalents at beginning of period	129,962	5,010	685,774	—	820,746

Cash and cash equivalents at end of period	$121,608	1,878	587,344	—	$710,830

Platinum Underwriters Holdings, Ltd. And Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005

			Non-
	Platinum	Platinum	guarantor	Consolidating
	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(5,880)	(1,157)	383,439	—	$376,402

Investing Activities:
Proceeds from sale of available-for-sale fixed maturities	—	—	207,840	—	207,840
Proceeds from sale of subsidiary shares	—	—	193,000	(193,000)	—
Proceeds from maturity or paydown of available-for-sale fixed maturities	—	221	66,575	—	66,796
Acquisition of available-for-sale fixed maturities	—	12	(696,384)	—	(696,372)
Dividends from subsidiaries	12,000	—	—	(12,000)	—
Contributions to subsidiaries	—	(25,000)	25,000	—	—

Net cash provided by (used in) investing activities	12,000	(24,767)	(203,969)	(205,000)	(421,736)

Financing Activities:
Dividends paid to shareholders	(6,911)	—	(12,000)	12,000	(6,911)
Proceeds from exercise of share options	4,984	—	—	—	4,984
Proceeds from issuance of debt	—	246,900	—	—	246,900
Purchase of common shares	—	(193,000)	—	193,000	—

Net cash provided by (used in) financing activities	(1,927)	53,900	(12,000)	205,000	244,973

Net increase in cash and cash equivalents	4,193	27,976	167,470	—	199,639
Cash and cash equivalents at beginning of period	1,945	8,204	199,751	—	209,900

Cash and cash equivalents at end of period	$6,138	36,180	367,221	—	$409,539

7. Retrocessional Reinsurance
     In the normal course of business and in accordance with industry practice, we retrocede a portion of our exposure with other reinsurance companies to limit our maximum loss arising out of any one occurrence. The effects of retrocessional reinsurance on premiums, losses and loss adjustment expenses (“LAE”) as of and for the three and six months ended June 30, 2006 and 2005 are as follows ($ in thousands):

	Gross	Ceded	Net
For the three months ended June 30, 2006:

Premiums written	$330,045	20,283	$309,762
Premiums earned	359,675	22,610	337,065
Losses and LAE incurred	$195,683	8,219	$187,464

Platinum Underwriters Holdings, Ltd. And Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2006 and 2005

	Gross	Ceded	Net
For the three months ended June 30, 2005:

Premiums written	$428,886	5,927	$422,959
Premiums earned	438,926	7,456	431,470
Losses and LAE incurred	243,374	2,522	240,852

For the six months ended June 30, 2006:

Premiums written	665,172	62,132	603,040
Premiums earned	722,886	41,520	681,366
Losses and LAE incurred	406,930	12,692	394,238

For the six months ended June 30, 2005:

Premiums written	941,501	24,743	916,758
Premiums earned	863,901	21,391	842,510
Losses and LAE incurred	$487,269	8,719	$478,550
     Platinum US and Platinum UK entered into a retrocessional reinsurance agreement under which they cede, on a quota share basis, 30% of new and renewal property catastrophe business effective on or after January 1, 2006. Under this agreement the retrocessionnaire is obligated to place premiums ceded in a trust for the benefit of Platinum US and Platinum UK as well as provide a letter of credit such that the combination of the two amounts will ultimately collateralize the limit of loss under this treaty. As of June 30, 2006, assets with a fair value of $10,535,000 were held in trust and Platinum US holds letters of credit in the amount of $95,760,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
Business Overview
     The Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a Bermuda holding company organized in 2002. Platinum Holdings and its subsidiaries (collectively, the “Company”) operate through three licensed reinsurance subsidiaries: Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”) and Platinum Re (UK) Limited (“Platinum UK”). The Company provides property and marine, casualty and finite risk reinsurance coverages through reinsurance intermediaries to a diverse clientele of insurers and select reinsurers on a worldwide basis.
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
     The property and casualty reinsurance industry is highly competitive. We compete with reinsurers worldwide, many of which have greater financial, marketing and management resources. The Company’s competitors can vary by type of business. Large multi-national and multi-line reinsurers represent some of our competitors in all lines and classes, while other specialty reinsurance companies in the United States compete in selective lines. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization. Bermuda-based reinsurers tend to be the significant competitors on property catastrophe business. Lloyd’s of London syndicates are significant competitors on marine business. For casualty and other international classes of business, the large U.S. and European reinsurers are significant competitors.
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
     Both insurers and reinsurers experienced record losses in 2005 from three significant named hurricanes, Katrina, Rita and Wilma (the “2005 Hurricanes”). These record catastrophe losses placed a significant strain on the capital of a number of companies. Commercial catastrophe models use more severe assumptions for frequency and severity of hurricane losses, rating agencies increased capital requirement measures and a number of our competitors were downgraded. Following these events, some insurers and reinsurers raised capital through equity and debt offerings. Many new Bermuda based reinsurers were formed. Some compete in the open market and others dedicate their capacity to a single sponsoring reinsurer. The competitive landscape is still evolving and the depth and breadth of market changes in reaction to the size of the hurricane losses is uncertain. The full effect of this activity on the reinsurance market and on the terms and conditions of the reinsurance contracts of the types we expect to underwrite may not be known for some time. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims handling experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be underwritten.
Results of Operations
Three Months Ended June 30, 2006 as Compared with the Three Months Ended June 30, 2005
     Net income for the three months ended June 30, 2006 and 2005 was as follows ($ in thousands):

	2006	2005	Increase
Net income	$81,748	67,985	$13,763
     The increase in net income in 2006 as compared with 2005 is primarily attributable to an increase in investment income of $16,444,000 and a decrease in income tax expense of $13,417,000, partially offset by a decrease in underwriting income of $12,309,000. Underwriting income consists of net premiums earned, less losses and loss adjustment expenses (“LAE”), acquisition expenses and operating costs related to underwriting operations. The increase in net income in 2006 as compared with 2005 was also impacted by an increase in operating expenses not specifically related to underwriting operations of $744,000, an increase in interest expense of $1,276,000 and an increase in other expense of $2,912,000.
     Net premiums written and net premiums earned for the three months ended June 30, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net premiums written	$309,762	422,959	$(113,197)
Net premiums earned	$337,065	431,470	$(94,405)
     The decrease in net premiums written in 2006 is attributable to the reduction in business written in the current period in the Property and Marine and Finite Risk segments, partially offset by an increase in net premiums written in the Casualty segment which is attributable to an increase in estimated premiums relating to business written in prior periods. In addition, in order to reduce our overall net exposure to catastrophe losses, Platinum US and Platinum UK commenced ceding, on a quota share basis, 30% of new and renewal property catastrophe business effective on or after January 1, 2006.

The decrease in net premiums earned is due to the decrease in net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Net investment income for the three months ended June 30, 2006 and 2005 was $45,348,000 and $28,904,000, respectively. Net investment income increased in 2006 due to increased invested assets and increased yields. The increase in invested assets is attributable to positive net cash flows from operations in the twelve months since June 30, 2005 and the net proceeds from the issuance of common and preferred shares, partially offset by the repurchase of debt obligations in December 2005. Net investment income includes interest earned on funds held of $1,917,000 and $3,183,000 in 2006 and 2005, respectively. Net realized gains (losses) on investments were $14,000 and ($555,000) for the three months ended June 30, 2006 and 2005, respectively. Net realized losses on investments in 2005 include a provision of $769,000 for the permanent impairment of an investment in Inter-Ocean, Ltd., a non-public reinsurance company, included in other invested asset. Exclusive of this provision in 2005, net realized gains and losses on investments primarily result from of our efforts to manage credit quality, duration and sector allocation of the investment portfolio.
     Other income (expense) for the three months ended June 30, 2006 and 2005 was ($2,324,000) and $588,000, respectively. Other income (expense) is comprised primarily of changes in fair value of fixed maturities classified as trading, net earnings or expense on several reinsurance contracts in the Finite Risk segment that are accounted for as deposits and interest expense related to funds withheld. Other income (expense) for the three months ended June 30, 2006 includes ($1,565,000) of net unrealized losses relating to fixed maturities classified as trading and ($759,000) of net expense on reinsurance contracts accounted for as deposits. Other income (expense) for the three months ended June 30, 2005 includes $865,000 of net unrealized gains relating to fixed maturities classified as trading, $225,000 of net income on reinsurance contracts accounted for as deposits and ($502,000) of interest expense related to funds withheld.
     Losses and LAE and the resulting loss ratios for the three months ended June 30, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Losses and LAE	$187,464	240,852	$(53,388)
Losses and LAE ratios	55.6%	55.8%	(0.2) points
     The decrease in losses and LAE in 2006 as compared with 2005 is due primarily to the decrease in net premiums earned. The losses and LAE and the resulting losses and LAE ratios were also impacted by favorable loss development of $16,290,000, representing 4.8% of net premiums earned in 2006 and $17,256,000, representing 4.0% of net premiums earned in 2005.
     Acquisition expenses and resulting acquisition expense ratios for the three months ended June 30, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Acquisition expenses	$76,052	103,928	$(27,876)
Acquisition expense ratios	22.6%	24.1%	(1.5) points
     The decrease in acquisition expenses is due primarily to the decrease in net premiums earned in 2006 as compared with 2005 as well as shifts in the mix of business. The decrease in the acquisition expense ratio in 2006 as compared with 2005 is due partially to the decrease in assumed quota share contracts with ceding commissions in the Property and Marine and Finite Risk segments.

Acquisition costs also include increases in commissions of $816,000 in 2006, representing 0.2% of net premiums earned, related to favorable loss development from prior years. Commission increases in 2005 related to prior years were approximately $3,293,000, representing 0.8% of net premiums earned.
     Operating expenses for the three months ended June 30, 2006 and 2005 were $23,392,000 and $23,480,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings and its non-operating intermediate holding company subsidiaries. Operating expenses in 2006 decreased as compared with 2005 primarily due to a reduction in the amount of incentive-based compensation accrued in 2006 as compared with 2005, which was substantially offset by increases in other operating expenses.
     Net foreign currency exchange gains (losses) for the three months ended June 30, 2006 and 2005 were $414,000 and ($160,000), respectively. We routinely do business in various foreign currencies. Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in foreign currencies. We periodically monitor our largest foreign currency exposures and purchase or sell foreign currency denominated invested assets to match these exposures. Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.
     Interest expense for the three months ended June 30, 2006 and 2005 was $5,450,000 and $4,174,000, respectively. The increase in 2006 as compared with 2005 is due to the increase in debt outstanding during the comparable periods. Interest expense in 2006 includes interest on the $250,000,000 of Series B 7.5% Notes due June 1, 2017 (the “Series B Notes”) as well as interest on the remaining balance of $42,840,000 of the Series B 6.371% Remarketed Senior Guaranteed Notes due November 16, 2007 (the “Remarketed Notes”). Interest expense in 2005 includes interest related to $137,500,000 of 5.25% Senior Guaranteed Notes that were part of the Equity Security Units issued in November 2002 (the “Senior Notes”) as well as interest on the Series B Notes for one month of the three months ended June 30, 2005. The Senior Notes were remarketed in August 2005 and then subsequently partially repurchased in December 2005.
     Income tax expense and the effective income tax rates for the three months ended June 30, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Income tax expense	$6,411	19,828	$(13,417)
Effective income tax rates	7.3%	22.6%	(15.3) points
     The decrease in income tax expense and the effective income tax rate in 2006 as compared with 2005 are due primarily to $9,150,000 of income taxes in 2005 associated with the transfer from Platinum Finance to Platinum Holdings of $183,350,000 of the proceeds from the sale of the Series B Notes. This transaction was deemed to be a taxable distribution under U.S. tax law and accordingly, subject to U.S. withholding tax. The decrease in the income tax expense and effective tax rate is also due to a higher percentage of income before income taxes being generated by Platinum Bermuda, which is not subject to corporate income tax. In 2006, the combined net income derived from Platinum Holdings and Platinum Bermuda was approximately 77.6% of the total net income before tax expense as compared with approximately 62.1% in 2005.

Six Months Ended June 30, 2006 as Compared with the Six Months Ended June 30, 2005
     Net income for the six months ended June 30, 2006 and 2005 was as follows ($ in thousands):

	2006	2005	Increase
Net income	$158,784	141,073	$17,711
     The increase in net income in 2006 as compared with 2005 is primarily attributable to an increase in investment income of $33,054,000 and a decrease in income tax expense of $18,012,000, partially offset by a decrease in underwriting income of $24,795,000. Underwriting income in 2006 and 2005 was impacted by net development that includes the net development of prior years unpaid losses and LAE and the related impact on premiums and profit commissions. Net favorable development, which is a component of underwriting income, was $12,098,000 in 2006 as compared with $35,633,000 in 2005. The increase in net income in 2006 as compared with 2005 was also impacted by an increase in operating expenses not specifically related to underwriting operations of $3,043,000, an increase in interest expense of $4,553,000 and a decrease in other income of $3,873,000.
     Net premiums written and net premiums earned for the six months ended June 30, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net premiums written	$603,040	916,758	$(313,718)
Net premiums earned	$681,366	842,510	$(161,144)
     The decrease in net premiums written in 2006 is primarily attributable to the reduction in business written in the Finite Risk segment as well as decreases of lesser magnitudes in certain classes written in both the Property and Marine and Casualty segments. Two significant quota share contracts in the Finite Risk segment expired. We have also commenced retroceding 30% of certain property catastrophe business on a quota share basis. The decrease in net premiums earned is due to the decrease in net premiums written and is also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Net investment income for the six months ended June 30, 2006 and 2005 was $88,863,000 and $55,809,000, respectively. Net investment income increased in 2006 as compared with 2005 due to increased invested assets and increased yields. The increase in invested assets is attributable to positive net cash flows from operations in the twelve months since June 30, 2005 and the net proceeds from the issuance of common and preferred shares, partially offset by the repurchase of obligations in December 2005. Net investment income includes interest earned on funds held of $4,270,000 and $5,494,000 in 2006 and 2005, respectively. Net realized gains (losses) on investments were $79,000 and ($183,000) for the six months ended June 30, 2006 and 2005, respectively. Net realized losses on investments in 2005 include a provision of $769,000 for the permanent impairment of an investment in Inter-Ocean, Ltd., a non-public reinsurance company, included in other invested asset. Exclusive of this provision in 2005, net realized gains and losses on investments primarily result from our efforts to manage credit quality, duration and sector allocation of the investment portfolio.
     Other income (expense) for the six months ended June 30, 2006 and 2005 was ($3,641,000) and $232,000, respectively. Other income (expense) is comprised primarily of changes in fair value of fixed maturities classified as trading and net earnings or expense on several reinsurance contracts in the Finite Risk segment that are accounted for as deposits. Other income (expense) for the six months ended June 30, 2006 includes ($3,238,000) of net unrealized losses relating to fixed maturities classified as trading and ($403,000) of net expense on reinsurance contracts accounted for as deposits. Other income (expense) for the six months ended June 30, 2005 includes $531,000 of net unrealized gains relating to changes in fair value of fixed maturities classified as trading, $203,000 of net earnings on reinsurance contracts accounted for as deposits and ($502,000) of interest expense related to funds withheld.
     Losses and LAE and the resulting loss ratios for the six months ended June 30, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Losses and LAE	$394,238	478,550	$(84,312)
Loss and LAE ratios	57.9%	56.8%	1.1 points
     The decrease in losses and LAE in 2006 as compared with 2005 is due primarily to the decrease in net premiums earned in all segments. The increase in the loss and LAE ratio is due primarily to less net favorable loss development in 2006 as compared with 2005. Net favorable loss development was $11,931,000, representing 1.8% of net premiums earned, in 2006 as compared with approximately $33,118,000, representing 3.9% of net premiums earned in 2005. Exclusive of loss development, the loss and LAE ratio in 2006 is favorably affected by a shift in the mix of business. Net premiums earned and related losses and LAE have decreased in classes of business such as finite casualty, crop, trade credit and accident and health, which have loss ratios higher than our overall book of business. Additionally, net premiums earned have increased in catastrophe exposed classes that, in the absence of catastrophes, have lower loss ratios than our overall book of business.
     Acquisition expenses and resulting acquisition expense ratios for the six months ended June 30, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Acquisition expenses	$145,291	197,177	$(51,886)
Acquisition expense ratios	21.3%	23.4%	(2.1) points
     The decrease in acquisition expenses is due primarily to the decrease in net premiums earned in 2006 as compared with 2005. The decrease in the acquisition expense ratio in 2006 as compared with 2005 is due partially to the decrease in assumed quota share contracts with ceding commissions in the Property and Marine and Finite Risk segments. The decrease is also due to lower commissions on property contracts in force in 2006 that have adjustable commissions and prior year catastrophe loss experience.
     Operating expenses for the six months ended June 30, 2006 and 2005 were $46,380,000 and $43,488,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. The increase in operating expenses in 2006 as compared with 2005 includes an increase of $1,278,000 of fees relating to the Services and Capacity Reservation Agreement dated November 1, 2002 with RenaissanceRe Holdings, Ltd. (the “RenRe Agreement”) that provides for a periodic review of aggregate property catastrophe exposures by RenaissanceRe Holdings, Ltd. The increase in these fees is due to an increase in gross premiums written in the catastrophe classes. The increase in operating expenses also includes increased salaries and benefits, increased legal and regulatory costs, partially offset by a reduction in the amount of incentive-based compensation accrued in 2006 as compared with 2005.

     Net foreign currency exchange (gains) losses for the six months ended June 30, 2006 and 2005 were ($689,000) and $1,958,000, respectively. We routinely do business in multiple foreign currencies. Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in foreign currencies. We periodically monitor our largest foreign currency exposures and purchase or sell foreign currency denominated invested assets to match these exposures. Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.
     Interest expense for the six months ended June 30, 2006 and 2005 was $10,900,000 and $6,347,000, respectively. The increase in 2006 as compared with 2005 is due to the increase in debt outstanding during the comparable periods. Interest expense in 2006 includes interest on the Series B Notes as well as interest on the remaining balance of $42,840,000 of the Remarketed Notes. Interest expense in 2005 includes interest related to $137,500,000 of 5.25% Senior Guaranteed Notes. The Senior Guaranteed Notes were remarketed in August 2005 and then subsequently partially repurchased in December 2005.
     Income tax expense and the effective income tax rates for the six months ended June 30, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Income tax expense	$11,763	29,775	$(18,012)
Effective income tax rates	6.9%	17.4%	(10.5) points
     The decrease in income tax expense and the effective income tax rate in 2006 as compared with 2005 is due primarily to $9,150,000 of income taxes in 2005 associated with the transfer of $183,350,000 of the proceeds from the sale of the Series B Notes from Platinum Finance to Platinum Holdings. The decrease in income tax expense and the effective tax rate is also due to a higher percentage of our income before income taxes being generated by Platinum Bermuda, which is not subject to corporate income tax. In 2006, the combined net income derived from Platinum Holdings and Platinum Bermuda was approximately 78.3% of the total net income before tax expense as compared with approximately 62.4% in 2005.
Segment Information
     We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance. We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Total underwriting income is reconciled to income before income tax expense. The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments for the three and six months ended June 30, 2006 and 2005 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended June 30, 2006:
Net premiums written	$85,624	199,298	24,840	$309,762

Net premiums earned	113,092	185,073	38,900	337,065
Losses and LAE	27,867	127,824	31,773	187,464
Acquisition expenses	21,239	45,168	9,645	76,052
Other underwriting expenses	9,006	7,688	1,019	17,713

Segment underwriting income (loss)	$54,980	4,393	(3,537)	55,836

Net investment income and net realized gains on investments				45,362
Net foreign currency exchange gains				414
Other expense				(2,324)
Corporate expenses not allocated to segments				(5,679)
Interest expense				(5,450)

Income before income tax expense				$88,159

Ratios:
Losses and LAE	24.6%	69.1%	81.7%	55.6%
Acquisition expense	18.8%	24.4%	24.8%	22.6%
Other underwriting expense	8.0%	4.2%	2.6%	5.3%

Combined	51.4%	97.7%	109.1%	83.5%

Three months ended June 30, 2005:
Net premiums written	$134,953	188,890	99,116	$422,959

Net premiums earned	140,669	198,723	92,078	431,470
Losses and LAE	58,499	127,531	54,822	240,852
Acquisition expenses	29,695	47,963	26,270	103,928
Other underwriting expenses	8,240	8,972	1,333	18,545

Segment underwriting income	$44,235	14,257	9,653	68,145

Net investment income and net realized losses on investments				28,349
Net foreign currency exchange losses				(160)
Other income				588
Corporate expenses not allocated to segments				(4,935)
Interest expense				(4,174)

Income before income tax expense				$87,813

Ratios:
Losses and LAE	41.6%	64.2%	59.5%	55.8%
Acquisition expense	21.1%	24.1%	28.5%	24.1%
Other underwriting expense	5.9%	4.5%	1.4%	4.3%

Combined	68.6%	92.8%	89.4%	84.2%

	Property
	and Marine	Casualty	Finite Risk	Total
Six Months Ended June 30, 2006:
Net premiums written	$250,888	381,648	(29,496)	$603,040

Net premiums earned	244,636	358,741	77,989	681,366
Losses and LAE	87,695	244,389	62,154	394,238
Acquisition expenses	40,888	86,522	17,881	145,291
Other underwriting expenses	19,034	14,023	1,944	35,001

Segment underwriting income (loss)	$97,019	13,807	(3,990)	106,836

Net investment income and net realized gains on investments				88,942
Net foreign currency exchange gains				689
Other expense				(3,641)
Corporate expenses not allocated to segments				(11,379)
Interest expense				(10,900)

Income before income tax expense				$170,547

Ratios:
Losses and LAE	35.8%	68.1%	79.7%	57.9%
Acquisition expense	16.7%	24.1%	22.9%	21.3%
Other underwriting expense	7.8%	3.9%	2.5%	5.1%

Combined	60.3%	96.1%	105.1%	84.3%

Six months ended June 30, 2005:
Net premiums written	$320,002	404,559	192,197	$916,758

Net premiums earned	268,866	383,491	190,153	842,510
Losses and LAE	118,539	245,969	114,042	478,550
Acquisition expenses	51,684	93,165	52,328	197,177
Other underwriting expenses	15,963	16,285	2,904	35,152

Segment underwriting income	$82,680	28,072	20,879	131,631

Net investment income and net realized losses on investments				55,626
Net foreign currency exchange losses				(1,958)
Other income				232
Corporate expenses not allocated to segments				(8,336)
Interest expense				(6,347)

Income before income tax expense				$170,848

Ratios:
Losses and LAE	44.1%	64.1%	60.0%	56.8%
Acquisition expense	19.2%	24.3%	27.5%	23.4%
Other underwriting expense	5.9%	4.2%	1.5%	4.2%

Combined	69.2%	92.6%	89.0%	84.4%

     Property and Marine
     The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets. This business includes catastrophe excess-of-loss treaties, per-risk excess-of-loss treaties and proportional treaties. This operating segment generated 27.7% and 31.9% of our net premiums written for the three months ended June 30, 2006 and 2005, respectively, and 41.6% and 34.9% of our net premiums written for the six months ended June 30, 2006 and 2005, respectively.
Three Months Ended June 30, 2006 as Compared with the Three Months Ended June 30, 2005
     Gross, ceded and net premiums written and earned for the three months ended June 30, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Gross premiums written	$102,188	136,933	$(34,745)
Ceded premiums written	16,564	1,980	14,584

Net premiums written	85,624	134,953	(49,329)

Gross premiums earned	131,984	143,756	(11,772)
Ceded premiums earned	18,892	3,087	15,805

Net premiums earned	$113,092	140,669	$(27,577)

     The decrease in net premiums written and earned in 2006 as compared with 2005 is primarily due to decreases in the crop, North American property proportional, property risk excess and aviation classes of business. The decrease in crop business is due to the expiration of a significant contract. The decrease in North American property proportional and property risk excess is due to our decision to favor North American catastrophe excess business over North American property proportional and risk excess catastrophe exposed business. In addition, in order to reduce our overall net exposure to catastrophe losses, Platinum US and Platinum UK commenced ceding, on a quota share basis, 30% of new and renewal property catastrophe business effective on or after January 1, 2006. The decrease in aviation business is due to the expiration of one proportional contract. Net premiums written and earned in 2006 include a reduction in additional premiums of $2,131,000 relating to prior year events. Net premiums written and earned in 2005 include $1,147,000 of net additional premiums relating to prior year events.
     Losses and LAE and the resulting loss ratios for the three months ended June 30, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Losses and LAE	$27,867	58,499	$(30,632)
Loss and LAE ratios	24.6%	41.6%	(17.0) points
     The decrease in losses and LAE in 2006 as compared with 2005 is due to the decrease in net premiums earned and the difference in favorable loss development. The losses and LAE and loss and LAE ratios in 2006 and 2005 were impacted by favorable loss development of $20,008,000, representing 17.7% of net premiums earned in 2006, and $5,237,000, representing 3.7% of net premiums earned in 2005. In addition, the loss and LAE ratio is favorably impacted by the decrease in crop business that has a higher loss ratio than the remainder of the segment.

     Acquisition expenses and resulting acquisition expense ratios for the three months ended June 30, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Acquisition expenses	$21,239	29,695	$(8,456)
Acquisition expense ratios	18.8%	21.1%	(2.3) points
     The decrease in acquisition expenses in 2006 as compared with 2005 is primarily due to the decrease in net premiums earned. The decrease in the acquisition expense ratio results from a change in the mix of business. Net premiums earned in 2006 have a greater proportion of catastrophe excess business that has lower acquisition expenses and a smaller proportion of pro rata business that has higher acquisition expenses. Acquisition costs include increases in commissions of $682,000 in 2006, representing 0.6% of net premiums earned related to favorable loss development from prior years. Commission increases in 2005 related to prior years were approximately $2,441,000, representing 1.7% of net premiums earned.
     Other underwriting expenses for the three months ended June 30, 2006 and 2005 were $9,006,000 and $8,240,000, respectively. Other underwriting expenses include costs such as salaries, rent and like items related to property and marine underwriting operations. The increase in other underwriting expenses is due to increased property underwriting activity at Platinum Bermuda as well as increased fees relating to the RenRe Agreement. Other underwriting expenses for the three months ended June 30, 2006 and 2005 include fees of $1,164,000 and $774,000, respectively, relating to the RenRe Agreement. The increase in the fee in 2006 as compared with 2005 is due to an increase in gross premiums written in the catastrophe classes of business subject to the fee.
Six Months Ended June 30, 2006 as Compared with the Six Months Ended June 30, 2005
     Gross, ceded and net premiums written and earned for the six months ended June 30, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Gross premiums written	$309,179	326,820	$(17,641)
Ceded premiums written	58,291	6,818	51,473

Net premiums written	250,888	320,002	(69,114)

Gross premiums earned	280,963	274,025	6,938
Ceded premiums earned	36,327	5,159	31,168

Net premiums earned	$244,636	268,866	$(24,230)

     Net premiums written and earned decreased in 2006 as compared with 2005 across most property classes. The most significant decreases were in the crop, North American property proportional and risk excess and aviation classes. The decrease in crop business is due to the expiration of a significant contract. The decrease in North American property proportional and property risk excess is due to our decision to favor North American catastrophe excess business over North American property proportional and risk excess catastrophe exposed business. In addition, in order to reduce our overall net exposure to catastrophe losses, Platinum US and Platinum UK commenced ceding, on a quota share basis, 30% of certain new and renewal property catastrophe business effective on or after January 1, 2006 to a non-affiliated reinsurer. The decrease in aviation business is due to the expiration of one proportional contract. Net premiums written and earned in 2006 include a reduction in additional premiums of

$692,000 relating to prior year events. Net premiums written and earned in 2005 include $2,683,000 of net additional premiums relating to prior year events.
     Losses and LAE and the resulting loss ratios for the six months ended June 30, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Losses and LAE	$87,695	118,539	$(30,844)
Loss and LAE ratios	35.8%	44.1%	(8.3) points
     The decrease in losses and LAE in 2006 as compared with 2005 is due to the decrease in net premiums earned and the difference in favorable loss development. The losses and LAE and loss and LAE ratios in 2006 and 2005 were impacted by favorable loss development of $17,392,000, representing 7.1% of net premiums earned in 2006 and $9,086,000 representing 3.4% of net premiums earned in 2005. In addition, the loss and LAE ratio is impacted by an increase in catastrophe business that, in the absence of catastrophe events, has a lower loss ratio than the remainder of the segment and a decrease in crop business that has a higher loss ratio than the remainder of the segment.
     Acquisition expenses and resulting acquisition expense ratios for the six months ended June 30, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Acquisition expenses	$40,888	51,684	$(10,796)
Acquisition expense ratios	16.7%	19.2%	(2.5) Points
     The decrease in acquisition expenses in 2006 as compared with 2005 is primarily due to the decrease in net premiums earned. The decrease in the acquisition expense ratio is due to a change in the mix of business. Net premiums earned in 2006 has a greater proportion of catastrophe excess business that has lower acquisition expenses and a smaller proportion of pro rata business which has higher acquisition expenses. Acquisition costs include increases in commissions of $1,024,000 in 2006, representing 0.4% of net premiums earned related to favorable loss development from prior years as compared with approximately $2,441,000, representing 0.9% of net premiums earned in 2005.
     Other underwriting expenses for the six months ended June 30, 2006 and 2005 were $19,034,000 and $15,963,000, respectively. The increase in other underwriting expenses is due to increased property underwriting activity at Platinum Bermuda as well as increased fees relating to the RenRe Agreement. Other underwriting expenses for the six months ended June 30, 2006 and 2005 include fees of $4,839,000 and $3,561,000, respectively, relating to the RenRe Agreement. The increase in the fee in 2006 as compared with 2005 is due to an increase in gross premiums written in the catastrophe classes of business subject to the fee.
     Casualty
     The Casualty operating segment principally includes reinsurance treaties that cover umbrella liability, general and product liability, professional liability, workers’ compensation, casualty clash, automobile liability, surety and trade credit. This operating segment also includes accident and health treaties, which are predominantly reinsurance of health insurance products. This operating segment generated 64.3% and 44.7% of our net premiums written for the three months ended June 30, 2006 and 2005, respectively, and 63.3% and 44.1% of our net premiums written for the six months ended June 30, 2006 and 2005, respectively.

Three Months Ended June 30, 2006 as Compared with the Three Months Ended June 30, 2005
     Net premiums written and net premiums earned for the three months ended June 30, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Gross premiums written	$199,299	188,990	$10,309
Ceded premiums written	1	100	(99)

Net premiums written	199,298	188,890	10,408

Gross premiums earned	185,073	198,919	(13,846)
Ceded premiums earned	—	196	(196)

Net premiums earned	$185,073	198,723	$(13,650)

     The increase in net premiums written is due to an increase in premium estimates in the umbrella and financial lines classes related to business written in prior periods. The decrease in net premiums earned is related to the year to date decrease in net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Losses and LAE and the resulting loss ratios for the three months ended June 30, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Losses and LAE	$127,824	127,531	$293
Loss and LAE ratios	69.1%	64.2%	4.9 points
     The losses and LAE in 2006 are comparable with 2005. The increase in the loss and LAE ratio in 2006 as compared with 2005 is due to less favorable loss development in 2006 as compared with 2005. Losses and LAE included no significant loss development in 2006 and approximately $4,935,000 of net favorable loss development, representing 2.5% of net premiums earned in 2005. The net favorable loss development is primarily in casualty classes with short loss development periods. The loss ratio is also affected by changes in the mix of business within the segment.
     Acquisition expenses and resulting acquisition expense ratios for the three months ended June 30, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Acquisition expenses	$45,168	47,963	$(2,795)
Acquisition expense ratios	24.4%	24.1%	0.3 points
     The decrease in acquisition expenses is due primarily to the decrease in net premiums earned in 2006 as compared with 2005. The resulting acquisition expense ratios are comparable.
     Other underwriting expenses for the three months ended June 30, 2006 and 2005 were $7,688,000 and $8,972,000, respectively, and represent costs such as salaries, rent and like items. The resulting other underwriting expense ratios for the three months ended June 30, 2006 and 2005 were 4.2%

and 4.5%, respectively. The decrease in operating costs and resulting other underwriting expense ratios is primarily due to a reduction in the amount of incentive-based compensation accrued in 2006 as compared with 2005.
Six Months Ended June 30, 2006 as Compared with the Six Months Ended June 30, 2005
     Net premiums written and net premiums earned for the six months ended June 30, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Gross premiums written	$381,631	404,659	$(23,028)
Ceded premiums written	(17)	100	(117)

Net premiums written	381,648	404,559	(22,911)

Gross premiums earned	358,723	383,951	(25,228)
Ceded premiums earned	(18)	460	(478)

Net premiums earned	$358,741	383,491	$(24,750)

     The decrease in net premiums written in 2006 is due to decreases in the accident and health and trade credit classes. Accident and health net premiums written have decreased as a result of deteriorating profitability in the employers’ stop loss market. The decrease in net premiums written in the trade credit class is due to less attractive reinsurance terms and conditions. The decrease in net premiums written was partially offset by an increase in premium estimates in the umbrella class related to business written in prior periods. The decrease in net premiums earned is related to the decrease in net premiums written. Net premiums written and earned are also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Losses and LAE and the resulting loss ratios for the six months ended June 30, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Losses and LAE	$244,389	245,969	$(1,580)
Loss and LAE ratios	68.1%	64.1%	4.0 points
     The losses and LAE in 2006 are comparable with 2005. The increase in the loss and LAE ratio in 2006 as compared with 2005 is primarily due to less favorable loss development in 2006 as compared with 2005. Losses and LAE included net favorable loss development of approximately $894,000, representing 0.2% of net premiums earned in 2006, and approximately $11,809,000 of net favorable loss development, representing 3.1% of net premiums earned in 2005. The net favorable loss development is primarily in casualty classes with short loss development periods. The loss ratio is also affected by the changes in the mix of business within the segment.
     Acquisition expenses and resulting acquisition expense ratios for the six months ended June 30, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Acquisition expenses	$86,522	93,165	$(6,643)
Acquisition expense ratios	24.1%	24.3%	(0.2) points
     The decrease in acquisition expenses is due primarily to the decrease in net premiums earned in 2006 as compared with 2005. The resulting acquisition expense ratios are comparable.
     Other underwriting expenses for the six months ended June 30, 2006 and 2005 were $14,023,000 and $16,285,000, respectively. Other underwriting expenses include costs such as salaries, rent and like items related to casualty underwriting operations. The resulting other underwriting expense ratios for the six months ended June 30, 2006 and 2005 were 3.9% and 4.2%, respectively. The decreases in operating costs and resulting other underwriting expense ratios are primarily due to a reduction in the amount of incentive-based compensation accrued in 2006 as compared with 2005.
     Finite Risk
     The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products. In exchange for contractual features that limit our downside risk, we provide the potential for significant profit commission to the ceding company. Due to the significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of loss and loss adjustment expense ratios. The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract. The three main categories of our finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss. This operating segment represented 8.0% and 23.4% of our net premiums written for the three months ended June 30, 2006 and 2005, respectively, and (4.9%) and 21.0% of our net premiums written for the six months ended June 30, 2006 and 2005, respectively. The ongoing investigations by legal and regulatory authorities have curtailed demand for finite risk products in 2006 and 2005.
Three Months Ended June 30, 2006 as Compared with the Three Months Ended June 30, 2005
     Net premiums written and net premiums earned for the three months ended June 30, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Gross premiums written	$28,558	102,963	$(74,405)
Ceded premiums written	3,718	3,847	(129)

Net premiums written	24,840	99,116	(74,276)

Gross premiums earned	42,618	96,251	(53,633)
Ceded premiums earned	3,718	4,173	(455)

Net premiums earned	$38,900	92,078	$(53,178)

     The Finite Risk portfolio consists of a small number of contracts that can be large in premium size and, consequently, overall premium volume may vary significantly from year to year. The decrease in net premiums written and earned is primarily due to the termination of two finite casualty contracts.
     Losses and LAE, acquisition expenses and the resulting ratios for the three months ended June 30, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Losses and LAE	$31,773	54,822	$(23,049)
Loss and LAE ratios	81.7%	59.5%	22.2 points
Acquisition expenses	$9,645	26,270	$(16,625)
Acquisition expense ratios	24.8%	28.5%	(3.7) points
Losses, LAE and acquisition expenses	$41,418	81,092	$(39,674)
Loss, LAE and acquisition expense ratios	106.5%	88.0%	18.5 points
     The decrease in losses, LAE and acquisition expenses in 2006 as compared with 2005 is due primarily to the decrease in net premiums earned. The increase in the loss, LAE and acquisition expense ratio in 2006 as compared with 2005 is primarily due to the unfavorable net development from prior years in 2006 as compared with the favorable net development from prior years in 2005. Losses, LAE and acquisition expenses included net unfavorable development of approximately of $3,844,000, representing 9.9% of net premiums earned in 2006, as compared with net favorable development of approximately $6,232,000, representing 6.8% of net premiums earned in 2005. The loss ratio is also affected by the continued shift in the mix of business toward finite casualty that has a higher combined ratio than the remainder of the segment.
     Other underwriting expenses for the three months ended June 30, 2006 and 2005 were $1,019,000 and $1,333,000, respectively, and represent costs such as salaries, rent and like items. The decrease in other underwriting expenses is due to cost reductions in the segment as a result of the decline in underwriting activity. In addition, due to the decline in the volume of underwriting activity in the segment, the percentage of common operating and administrative costs that are allocated to the segment has also declined.
Six Months Ended June 30, 2006 as Compared with the Six Months Ended June 30, 2005
     Net premiums written and net premiums earned for the six months ended June 30, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Gross premiums written	$(25,638)	210,022	$(235,660)
Ceded premiums written	3,858	17,825	(13,967)

Net premiums written	(29,496)	192,197	(221,693)

Gross premiums earned	83,200	205,925	(122,725)
Ceded premiums earned	5,211	15,772	(10,561)

Net premiums earned	$77,989	190,153	$(112,164)

     The decrease in net premiums written and earned is primarily attributable to the termination of two significant finite casualty contracts. One of the contracts was terminated effective January 1, 2006 on a cut-off basis, which resulted in the return of previously written but unearned premium. The ongoing investigations by legal and regulatory authorities have curtailed demand for finite risk products in 2006 and 2005.
     Losses and LAE, acquisition expenses and the resulting ratios for the six months ended June 30, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Losses and LAE	$62,154	114,042	$(51,888)
Loss and LAE ratios	79.7%	60.0%	19.7 points
Acquisition expenses	$17,881	52,328	$(34,447)
Acquisition expense ratios	22.9%	27.5%	(4.6) points
Losses, LAE and acquisition expenses	$80,035	166,370	$(86,335)
Loss, LAE and acquisition expense ratios	102.6%	87.5%	15.1 points
     The decrease in losses, LAE and acquisition expenses in 2006 as compared with 2005 is due primarily to the decrease in net premiums earned. The increase in the loss, LAE and acquisition expense ratio in 2006 as compared with 2005 is primarily due to the unfavorable net development from prior years in 2006 as compared with the favorable net development from prior years in 2005. Losses, LAE and acquisition expenses included net unfavorable development of approximately $6,030,000, representing 7.7% of net premiums earned in 2006, as compared with net favorable development of approximately $14,449,000, representing 7.6% of net premiums earned in 2005. The loss ratio is also affected by the continued shift in the mix of business toward finite casualty that has a higher combined ratio than the remainder of the segment.
     Other underwriting expenses for the six months ended June 30, 2006 and 2005 were $1,944,000 and $2,904,000, respectively, and represent costs such as salaries, rent and like items. The decrease in other underwriting expenses is due to cost reductions in the segment as a result of the decline in underwriting activity in the segment. In addition, due to the decline in underwriting activity in the segment, the percentage of common operating and administrative costs that are allocated to the Finite Risk segment has also declined.
Financial Condition, Liquidity and Capital Resources
     Financial Condition
     Cash and cash equivalents and investments as of June 30, 2006 and December 31, 2005 were as follows ($ in thousands):

	June 30,	December 31,	Increase
	2006	2005	(decrease)
Cash and cash equivalents	$710,830	820,746	$(109,916)
Fixed maturity securities	3,211,755	2,987,703	224,052
Preferred stocks	7,699	8,186	(487)
Short-term investments	75,576	8,793	66,783
Other invested asset	5,000	5,000	–

Total	$4,010,860	3,830,428	$180,432

     The net increase in total cash and cash equivalents and investments is due to positive net cash flows from operations in the six months ended June 30, 2006. This increase was partially offset by the decline in fair value of our investments. Our available-for-sale and trading portfolios are primarily composed of diversified, high quality, predominantly publicly traded fixed maturity securities. Our investment portfolio, excluding cash and cash equivalents, had a weighted average duration of 3.2 years as of June 30, 2006. We maintain and periodically update our overall duration target for the portfolio and routinely monitor the composition of, and cash flows from, the portfolio to maintain liquidity necessary to meet our obligations.
     Premiums receivable include significant estimates. Premiums receivable as of June 30, 2006 of $401,746,000 include $351,594,000 that is based upon estimates. Premiums receivable as of December 31, 2005 of $567,449,000 include $496,603,000 that is based upon estimates. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. As of June 30, 2006, based on our historical experience, the general profile of our ceding companies and our ability, in most cases, to contractually offset premiums receivable with losses and LAE or other amounts payable to the same parties, we did not establish an allowance for uncollectible premiums receivable.
     Unpaid losses and LAE as of June 30, 2006 of $2,343,605,000 include $1,636,506,000 of estimates of claims that were incurred but not reported (“IBNR”). Unpaid losses and LAE as of December 31, 2005 of $2,323,990,000 includes $1,812,245,000 of IBNR. IBNR decreased during the six months ended June 30, 2006 as losses related to the 2005 Hurricanes and hurricane losses of 2004 were reported and paid. Paid losses related to the 2005 Hurricanes and hurricane losses of 2004 during the six months ended June 30, 2006 were approximately $137,411,000.
     Commissions payable as of June 30, 2006 of $141,823,000 include $121,949,000 that represent estimates that are primarily based upon premium estimates. Commissions payable as of December 31, 2005 of $186,654,000 include $167,949,000 that is based upon estimates.
     Sources of Liquidity
     Our sources of funds consist of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, and cash and cash equivalents held as well as the sale of debt or equity securities. Net cash flows provided by operations, excluding trading securities activities, for the six months ended June 30, 2006 were $346,708,000.
     Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All of its reinsurance operations are conducted through its wholly owned operating subsidiaries:

Platinum Bermuda, Platinum US and Platinum UK. As a holding company, the cash flows of Platinum Holdings consist primarily of dividends, interest and other permissible payments from its subsidiaries and issuances of securities. Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the payment of dividends to its preferred and common shareholders.
     We filed an unallocated universal shelf registration statement with the SEC, which the SEC declared effective on November 8, 2005. This shelf registration statement provides the capacity to issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of the above, including debt securities of Platinum Finance, unconditionally guaranteed by Platinum Holdings. To affect any such sales from time to time, Platinum Holdings and/or Platinum Finance will file one or more supplements to the prospectus forming a part of such registration statement, which will provide details of any proposed offering. In December 2005, Platinum Holdings issued $132,909,000 of Common Shares and $173,363,000 of mandatory convertible preferred shares under this unallocated shelf registration statement.
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
     On October 21, 2005 we entered into a three-year $200,000,000 credit agreement with a syndicate of lenders. The credit agreement consists of a $100,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit, and a $100,000,000 senior secured credit facility available for letters of credit. The revolving line of credit will be available for the working capital, liquidity and our general corporate requirements. The interest rate on borrowings under the credit facility is based on our election of either: (1) LIBOR plus 50 basis points or (2) the higher of: (a) the prime interest rate of the lead bank providing the credit facility, or (b) the federal funds rate plus 50 basis points. The interest rate based on LIBOR rate would decrease by up to 10 basis points or increase by up to 12.5 basis points should our senior unsecured debt credit rating increase or decrease. We intend to amend our existing credit agreement in order to increase the aggregate amount of borrowings and letters of credit that are available to us by as much as $200,000,000.
     Liquidity Requirements
     Our principal consolidated cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, dividends to our preferred and common shareholders, the servicing of debt, the acquisition of and investment in businesses, capital expenditures, purchase of retrocessional contracts and payment of taxes. The catastrophe losses of 2005 and, to a lesser extent, the catastrophe losses in 2004, will create an unusually large amount of loss and LAE payments over the next year that could adversely affect net cash flows from operations.
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

     In 2002, the Company and The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., (“St. Paul”) entered into several agreements for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements were quota share retrocession agreements effective November 2, 2002 under which the Company assumed from St. Paul unearned premiums, unpaid losses and LAE and certain other liabilities on reinsurance contracts becoming effective in 2002 (the “Quota Share Retrocession Agreements”). Platinum US is obligated to collateralize the liabilities assumed from St. Paul under the Quota Share Retrocession Agreements. Platinum Bermuda and Platinum US have reinsurance and other contracts that also require them to provide collateral to ceding companies should certain events occur, such as a decline in the rating by A.M. Best Company, Inc. (“A.M. Best”) below specified levels or a decline in statutory equity below specified amounts, or when certain levels of liabilities assumed from ceding companies are attained. Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.
     We believe that the net cash flows generated by the operating activities of our subsidiaries in combination with cash and cash equivalents on hand will provide sufficient funds to meet our liquidity needs over the next twelve months. Beyond the next twelve months, cash flows available to us may be influenced by a variety of factors, including economic conditions in general and in the insurance and reinsurance markets, legal and regulatory changes as well as fluctuations from year to year in claims experience and the presence or absence of large catastrophic events. If our liquidity needs accelerate beyond our ability to fund such obligations from current operating cash flows, we may need to liquidate a portion of our investment portfolio or raise additional capital in the capital markets. Our ability to meet our liquidity needs by selling investments or raising additional capital is subject to the timing and pricing risks inherent in the capital markets.
Economic Conditions
     Periods of moderate economic recession or inflation tend not to have a significant direct effect on our underwriting operations. Significant unexpected inflationary or recessionary periods can, however, impact our underwriting operations and investment portfolio. Management considers the potential impact of economic trends in the estimation process for establishing unpaid losses and LAE.
Current Outlook
     The 2005 Hurricanes caused significant losses to insurers and reinsurers during the third and fourth quarters of 2005. Following these events, rating agencies strengthened the capital requirements for companies with catastrophe exposures. Many reinsurers added capital through equity and debt offerings as well as the creation of special purpose vehicles to share in business underwritten by the sponsor, but some saw their financial strength ratings downgraded in any case. In contrast, our A.M. Best rating of “A” (Excellent) was affirmed, which we believe strengthened our relative position in the marketplace.
     A number of new Bermuda-based reinsurance companies were formed after the 2005 Hurricanes. We believe that, although most of these companies were active participants in the property catastrophe markets since January 1, 2006, they concentrated their activity in the areas with significant capacity shortages. We believe their presence had little impact on our ability to access the business we targeted and achieve the rate increases we desired. We expect these conditions to continue for the remainder of 2006.
     We believe 2006 renewal negotiations have been more contentious than usual. We experienced account turnover across all lines of business. However, terms and conditions on most of our renewed treaties improved or remained substantially unchanged depending on the line of business.

For reinsurance with exposures to North American hurricanes, demand has continued to exceed capacity and rates have increased further since the January 1 renewal season.
     For the Property and Marine segment, underlying primary rates and reinsurance rates have increased considerably, particularly for risks exposed to Atlantic hurricanes. During 2006 we have achieved average rate increases of over 50% on our U.S. property catastrophe excess renewal business and approximately 10% on our non-U.S. property catastrophe excess renewal business, as well as average rate increases of approximately 45% on our marine renewal business. Despite having increased our assumptions for the frequency and severity of U.S. windstorm catastrophe exposures, we believe these rate increases result in a portfolio of catastrophe exposed business with expected profitability that is higher than the expected profitability of last year’s portfolio. Per risk excess rate increases averaged almost 30% in our U.S. renewal business and approximately 5% in our international renewal business. The catastrophe exposure contained within the U.S. per risk excess contracts has been reduced through more restrictive terms and conditions.
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
     For 2006, we have targeted our net probable maximum loss from catastrophe exposures at various occurrence levels to be relatively lower as a percentage of our expected total capital than prior years. For example, we expect our net probable maximum loss from catastrophe exposures at the one in 250 year occurrence level to be no more than approximately 20% of total capital for 2006 versus approximately 30% of total capital for 2005. For the balance of the year we will seek to write business that does not significantly contribute to our largest probable maximum loss exposures. We believe this lower level of net catastrophe exposure will reduce the expected volatility of our operating results.
     Given the magnitude of recent hurricane losses for the insurance and reinsurance industry in general and expectations for an active Atlantic hurricane season in 2006, we believe there is a heightened perception of risk among ceding companies, reinsurers and rating agencies. Accordingly, demand for property catastrophe risk transfer may increase beyond current levels. We expect that, as recent revisions to commercial catastrophe models are adopted and new rating agency capital requirements are better understood, there will be continued U.S. market hardening for property and marine business.
     For the Casualty segment pricing has begun to show signs of softening. Ceding companies are willing to increase retentions and reinsurers are competing for participation on the best treaties. After the 2005 Hurricanes rates had stabilized in certain lines of business, however, rates have started to decline again in 2006. As a result, we believe that the business underwritten during 2006 has a slightly lower level of expected profitability as compared with the business we wrote during a similar period in 2005. We have continued to pull back in accident and health and financial lines and have begun to cut back in high excess casualty and umbrella. We have written approximately the same amount of surety, political risk, medical malpractice and regional business as we did during the comparable period in 2005. We believe that financial security remains a significant concern for buyers of long-tailed reinsurance protection, who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record. We expect these conditions to continue to weaken through the remainder of 2006 and that fewer casualty opportunities will be attractive. We believe that our rating, capitalization and reputation as a lead casualty reinsurer positions us well to write profitable business as the opportunities arise.

     In the Finite Risk segment, we believe that the ongoing investigations by the SEC, the office of the Attorney General for the State of New York, the U.S. Attorney for the Southern District of New York as well as various non-U.S. regulatory authorities continues to reduce demand for limited risk transfer products in 2006. We believe we can deploy our human and financial capital more profitably in other lines of business. As a result, we are devoting fewer underwriting and pricing resources to this segment than in prior years and wrote a relatively small amount of finite business during 2006 relative to the comparable period last year. We expect the relatively low level of demand will continue during 2006.
Critical Accounting Policies, Estimates and Judgments
     It is important to understand the Company’s accounting policies in order to understand its financial position and results of operations. Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and valuation assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Certain of the estimates and assumptions result from judgments that are necessarily subjective and consequently actual results may differ from these estimates. The Company’s critical accounting policies involve premiums written and earned, unpaid losses and LAE, reinsurance, investments, income taxes and stock-based compensation. The critical accounting policies presented herein are also discussed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

     Premiums receivable include premiums billed and in the course of collection as well as WBNR. WBNR is the component of premiums receivable that is subject to judgment and uncertainty. Premiums receivable as of June 30, 2006 of $401,746,000 include $351,594,000 of WBNR that is based upon estimates. The appropriateness of WBNR is evaluated in light of the actual premium reported by the ceding companies and any adjustments to WBNR and EBNR that represent premiums earned are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made. The initial estimates of premiums derived by our underwriting function in respect of the six months ended June 30, 2006 were evaluated. The cumulative impact of our evaluation in respect of premiums receivable as of June 30, 2006 was to reduce WBNR by approximately $39,800,000 or 9.9%. WBNR premium receivable in our North American casualty claims-made excess of loss reinsurance class was $71,406,000 of the $351,594,000 as of June 30, 2006 and reflects a $10,700,000 reduction from initial premium estimates. We believe that we reasonably could have made an adjustment of between $0 and $10,700,000 with respect to this reinsurance class at June 30, 2006. Had we not made this adjustment, the reinsurance premiums receivable for this class would have been $412,400,000 at June 30, 2006.
     Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and premiums earned represents estimated premiums and are not currently due based on the terms of the underlying contracts. Premiums earned, including EBNR, are a measure of exposure to losses, LAE and acquisition expenses. Consequently, when previous estimates of premiums earned are increased or decreased, the related provisions for losses and LAE and acquisition costs previously recorded are also increased or decreased. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. As of June 30, 2006, based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset those premium receivables against losses and loss adjustment expense or other amounts payable to the same parties, we did not establish an allowance for uncollectible premiums receivable.
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
     Unpaid Losses and LAE
     One of the most significant judgments made by management in the preparation of financial statements is the estimation of unpaid losses and LAE, also referred to as “loss reserves.” Unpaid losses and LAE include estimates of the cost of claims that were reported but not yet paid, generally referred to as case reserves, and the cost of claims that were incurred but not reported IBNR. These liabilities are balance sheet estimates of future amounts required to pay losses and LAE for reinsured claims for which we are liable and that have occurred at or before the balance sheet date. Every quarter, the Company’s actuaries prepare estimates of the loss reserves based on established actuarial techniques. Because the ultimate amount of unpaid losses and LAE is uncertain, we believe that the quantitative techniques used to estimate these amounts are enhanced by professional and managerial judgment. Company management reviews these estimates and determines its best estimate of the liabilities to record in the Company’s financial statements.
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
     The gross liabilities recorded on the Company’s balance sheet as of June 30, 2006 for unpaid losses and LAE were $2,343,605,000. The following table sets forth a breakdown between case reserves and IBNR by segment at June 30, 2006 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Case reserves	$397,329	206,462	103,308	$707,099
IBNR	321,386	1,060,336	254,784	1,636,506

Total unpaid losses and LAE	$718,715	1,266,798	358,092	$2,343,605

     Case reserves are usually based upon claim reports received from ceding companies. The information we receive varies by ceding company and may include paid losses, case reserves, and an estimated provision for IBNR reserves. Case reserves may be increased or reduced by our claims personnel based on receipt of additional information, including information received from ceding companies. IBNR is based on actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method. IBNR related to a specific event may be based on our estimated exposure to an industry loss and may include the use of catastrophe modeling software.
     Generally, initial actuarial estimates of IBNR not related to a specific event are based on the loss ratio method applied to each Underwriting Year for each class of business. Actual paid losses and case reserves, generally referred to as reported losses, are subtracted from expected ultimate losses to determine IBNR. The initial expected ultimate losses involve management judgment and are based on:

(i) contract by contract expected loss ratios derived from our pricing process, and (ii) historical loss ratios of the Company and St. Paul Re adjusted for rate changes and trends. These judgments take into account management’s view of past, current and future: (i) market conditions, (ii) changes in the business underwritten, (iii) changes in timing of the emergence of claims and (iv) other factors that may influence expected ultimate losses.
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
     Multiple point estimates using a variety of actuarial techniques are calculated for many, but not all, of our 80 classes of coverage for each Underwriting Year. We do not believe that these multiple point estimates are or should be considered a range. Our actuaries consider each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors such as historical ultimate loss ratios, the presence of individual large losses and known occurrences that have not yet resulted in reported losses. For some classes of business our actuaries believe that a review of individual contract information improves the loss reserve estimate. For example, individual contract review is particularly important for the Finite Risk segment and the accident and health class within the Casualty segment. Once our actuaries make their determinations of the most appropriate point estimate for each class, this information is aggregated and reviewed and approved by executive management. At June 30, 2006 the liability for unpaid losses and LAE that we recorded includes the point estimates of IBNR prepared by our actuaries.
     Generally, North American casualty excess business has the longest pattern of reported losses and, therefore, loss estimates have a higher degree of uncertainty than other reinsurance classes. IBNR for these classes at June 30, 2006 was $803,000,000, which was 49% of the total IBNR at that date. Because estimates of unpaid losses and LAE related to North American casualty excess business have a higher degree of uncertainty, we would not consider a variance of five percentage points from the initial expected loss ratio to be unusual. As an example, a change in the initial expected loss ratio from 66% to 71% would result in an increase of the IBNR for these classes by $74,500,000. This equates to approximately 8% of the liability for total unpaid losses and LAE for these classes at June 30, 2006. As another example, if the estimated pattern of reported losses was accelerated by 5% the IBNR for these classes would decrease by $2,700,000, which is less than 1%. We have selected these two inputs as examples of sensitivity analyses because we believe that the two most important inputs to the reserve estimation methodologies described above are the initial expected loss ratio and the estimated pattern of reported losses.
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
     Loss reserve calculations for primary insurance business are not precise in that they deal with the inherent uncertainty of future developments. Primary insurers must estimate their own losses, often based on incomplete and changing information. Reserving for reinsurance business introduces further uncertainties compared with reserving for primary insurance business. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer and then to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, the Company is subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to the Company. As of June 30, 2006, we did not have any significant back-log related to our processing of assumed reinsurance information.
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

     Reinsurance
     Premiums written, premiums earned and losses and LAE reflect the net effects of assumed and ceded reinsurance transactions. Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been met. Risk transfer analysis evaluates significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. Reinsurance contracts that do not transfer sufficient insurance risk are accounted for as reinsurance deposit liabilities with interest expense charged to other income and credited to the liability.
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
     We believe we have the ability to hold any specific security to maturity. This is based on current and anticipated future positive net cash flows from operations that are expected to generate sufficient liquidity in order to meet our obligations. However, in the course of managing investment credit risk, asset liability duration or other aspects of the investment portfolio, the Company may decide to sell any specific security. The Company routinely reviews its available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other-than-temporary impairments.” The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include, but are not limited to, the overall financial condition of the issuer, the duration and magnitude of an unrealized loss, specific credit events and the Company’s ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss. If the Company has determined that an unrealized loss on a security is other than temporary, the Company writes down the carrying value of the security to its current fair value and records a realized loss in the statement of operations.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Credit Risk
     The Company’s principal invested assets are fixed maturity securities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower’s ability to meet its debt service obligations. The Company’s strategy to limit this risk is to place its investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or asset class. The Company also selects investments with characteristics such as duration, yield, currency and liquidity to reflect, in the aggregate, the underlying characteristics of our unpaid losses and LAE. The Company attempts to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating for its portfolio of A2 as defined by Moody’s Investor Service (“Moody’s”). As of June 30, 2006, the portfolio, excluding cash and short-term investments, has a dollar weighted average credit rating of Aa2 as defined by Moody’s.
     The Company has other receivable amounts subject to credit risk. The most significant of these are reinsurance premiums receivable from ceding companies. We also have reinsurance recoverable amounts from our retrocessionaires. To mitigate credit risk related to premium receivables, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing the Company to settle claims net of any premium receivable. To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them. Retrocessional coverage is obtained from companies rated “A-” or better by A. M. Best or from retrocessionaires whose obligations are fully collateralized. The financial performance and rating status of all material retrocessionaires is routinely monitored.

     In accordance with industry practice, the Company frequently pays amounts in respect of claims under contracts to reinsurance brokers for payment over to the ceding companies. In the event that a broker fails to make such a payment, depending on the jurisdiction, the Company may remain liable to the ceding company for the payment. Conversely, in certain jurisdictions, when ceding companies remit premiums to reinsurance brokers, such premiums are deemed to have been paid to the Company and the ceding company is no longer liable to the Company for those amounts whether or not the funds are actually received by the Company. Consequently, the Company assumes a degree of credit risk associated with its brokers during the premium and loss settlement process. To mitigate credit risk related to reinsurance brokers, the Company has established guidelines for brokers and intermediaries.
Interest Rate Risk
     The Company is exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed maturity portfolio and can cause changes in the actual timing of receipt of certain principal payments. Rising interest rates result in a decrease in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage backed securities, to extension risk. Conversely, a decrease in interest rates will result in an increase in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk. The aggregate hypothetical impact on our fixed maturity portfolio, generated from an immediate parallel shift in the treasury yield curve, as of June 30, 2006 is as follows ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp
Total market value	$3,316,040	3,264,359	3,211,755	3,159,039	$3,106,806
Percent change in market value	3.2%	1.6%	—	(1.6%)	(3.3%)
Resulting unrealized appreciation / (depreciation)	$(12,667)	(64,348)	(116,952)	(169,668)	$(221,901)
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

Sources of Fair Value
     The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2006 ($ in thousands):

	Carrying
	Amount	Fair Value
Financial assets:
Fixed maturity securities	$3,211,755	$3,211,755
Preferred stocks	7,699	7,699
Other invested asset	5,000	5,000
Short-term investments	75,576	75,576

Financial liabilities:
Debt obligations	$292,840	$285,171
     The fair value of fixed maturity securities, preferred stocks and short-term investments are based on quoted market prices at the reporting date for those or similar investments. Other invested asset represents an investment in Inter-Ocean Holdings, Ltd., a non-public reinsurance company, and is carried at the estimated net realizable value. The Company has no ceded or assumed reinsurance business with Inter-Ocean Holdings, Ltd. The fair values of debt obligations are based on quoted market prices.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosures.
Changes in Internal Control over Financial Reporting
     Our management, including the Chief Executive Officer and the Chief Financial Officer, in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act, concluded that no changes occurred during the quarter ended June 30, 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II — OTHER INFORMATION
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s 2006 Annual General Meeting of Shareholders (the “Annual Meeting”) was held on April 25, 2006. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement dated March 23, 2006. The Company’s shareholders (1) elected seven directors to the Company’s Board of Directors to serve until the 2007 Annual General Meeting of Shareholders; (2) amended of the Bye-laws of the Company by removing Bye-law 51(4), which would limit the voting rights of the Company’s 6% Series A Mandatory Convertible Preferred Shares; (3) approved the 2006 Share Incentive Plan; and (4) ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for the 2006 fiscal year. Set forth below are the voting results for these proposals:
     ELECTION OF DIRECTORS OF THE COMPANY

	For	Withheld
H. Furlong Baldwin	47,423,467	823,088
Jonathan F. Bank	47,423,983	822,572
Dan R. Carmichael	46,968,663	1,277,892
Robert V. Deutsch	46,696,941	1,549,614
Steven H. Newman	45,683,342	2,563,213
Michael D. Price	46,968,912	1,277,643
Peter T. Pruitt	47,423,467	823,088
     AMENDMENT OF THE BYE-LAWS OF THE COMPANY

For	Against	Abstain	Broker Non-Votes
39,384,829	3,503,050	439,431	4,919,182
APPROVAL OF THE 2006 SHARE INCENTIVE PLAN

For	Against	Abstain	Broker Non-Votes
28,367,415	14,951,942	7,953	4,919,245

RATIFICATION OF SELECTION OF KPMG LLP AS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2006 FISCAL YEAR

For	Against	Abstain	Broker Non-Votes
47,235,265	997,658	13,632	0

PART II — OTHER INFORMATION
Item 6. EXHIBITS

Exhibit
Number	Description
10.1
Termination Addendum effective as of December 31, 2005 to Excess of Loss Retrocession Agreement by and between Platinum Underwriters Bermuda, Ltd. (Retrocedant) and Platinum Re (UK) Limited (Retrocessionaire) dated as of April 1, 2005.

10.2	Excess of Loss Retrocession Agreement by and between Platinum Underwriters Bermuda, Ltd. (Retrocedant) and Platinum Re (UK) Limited (Retrocessionaire) dated as of January 1, 2006.

10.3	Quota Share Retrocession Agreement by and between Platinum Underwriters Bermuda, Ltd. and Platinum Re (UK) Limited dated as of January 1, 2006.

10.4
Termination Addendum effective as of March 31, 2006 to Excess of Loss Retrocession Agreement by and between Platinum Re (UK) Limited (Retrocedant) and Platinum Underwriters Reinsurance, Inc. (Retrocessionaire) dated as of January 1, 2006.

10.5	Excess of Loss Retrocession Agreement by and between Platinum Underwriters Bermuda, Ltd. (Retrocedant) and Platinum Underwriters Reinsurance, Inc. (Retrocessionaire) dated as of April 1, 2006.

10.6	Addendum No. 1 to the Excess of Loss Retrocession Agreement by and between Platinum Underwriters Bermuda, Ltd. (Retrocedant) and Platinum Re (UK) Limited (Retrocessionaire) dated as of July 1, 2006.

31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd

Date: July 31, 2006	/s/ Michael D. Price

By: Michael D. Price
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2006	/s/ Joseph F. Fisher

By: Joseph F. Fisher
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)