Form 10-Q
period 2006-09-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2006-10-30
CIK 1171500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-31341
Platinum Underwriters Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-0416483

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

The Belvedere Building
69 Pitts Bay Road
Pembroke, Bermuda	HM 08

(Address of principal executive	(Zip Code)
offices)
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 13, 2006, there were outstanding 59,643,834 common shares, par value $0.01 per share, of the registrant.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost — $3,286,729 and $2,936,152, respectively)	$3,233,580	$2,888,922
Fixed maturity trading securities at fair value (amortized cost — $122,311 and $99,141, respectively)	120,572	98,781
Preferred stocks (cost — $8,735 and $8,735, respectively)	8,322	8,186
Other invested asset	5,000	5,000
Short-term investments	42,502	8,793

Total investments	3,409,976	3,009,682
Cash and cash equivalents	773,323	820,746
Accrued investment income	30,356	29,230
Reinsurance premiums receivable	385,052	567,449
Reinsurance recoverable on ceded losses and loss adjustment expenses	59,014	68,210
Prepaid reinsurance premiums	20,625	7,899
Funds held by ceding companies	249,359	291,629
Deferred acquisition costs	90,195	130,800
Income tax recoverable	114	24,522
Deferred tax assets	34,542	31,934
Due from investment broker	2,642	157,930
Other assets	11,587	14,344

Total assets	$5,066,785	$5,154,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,358,801	$2,323,990
Unearned premiums	399,524	502,018
Reinsurance deposit liabilities	4,003	6,048
Debt obligations	292,840	292,840
Ceded premiums payable	32,610	22,544
Commissions payable	143,672	186,654
Deferred tax liabilities	601	118
Due to investment broker	—	259,834
Other liabilities	61,206	20,080

Total liabilities	3,293,257	3,614,126

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 59,638,834 and 59,126,675 shares issued and outstanding, respectively	596	590
Additional paid-in capital	1,542,228	1,527,316
Unearned share grant compensation	—	(2,467)
Accumulated other comprehensive loss	(46,497)	(40,718)
Retained earnings	277,144	55,471

Total shareholders’ equity	1,773,528	1,540,249

Total liabilities and shareholders’ equity	$5,066,785	$5,154,375

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
($ in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Net premiums earned	$339,609	429,388	1,020,975	$1,271,898
Net investment income	48,302	36,441	137,165	92,250
Net realized gains (losses) on investments	(57)	(879)	22	(1,062)
Other income (expense)	1,714	(433)	(1,927)	(201)

Total revenue	389,568	464,517	1,156,235	1,362,885

Expenses:
Losses and loss adjustment expenses	191,428	564,618	585,666	1,043,168
Acquisition expenses	74,994	98,858	220,285	296,035
Operating expenses	25,348	8,080	71,728	51,568
Net foreign currency exchange losses (gains)	228	(88)	(461)	1,870
Interest expense	5,452	6,839	16,352	13,186

Total expenses	297,450	678,307	893,570	1,405,827

Income (loss) before income tax expense (benefit)	92,118	(213,790)	262,665	(42,942)
Income tax expense (benefit)	7,195	(37,766)	18,958	(7,991)

Net income (loss)	84,923	(176,024)	243,707	(34,951)
Preferred dividends	2,602	—	7,780	—

Net income (loss) attributable to common shareholders	$82,321	(176,024)	235,927	$(34,951)

Earnings (loss) per share:
Basic earnings (loss) per share	$1.38	(4.02)	3.98	$(0.80)
Diluted earnings (loss) per share	$1.28	(4.02)	3.68	$(0.80)

Comprehensive income (loss):
Net income (loss)	$84,923	(176,024)	243,707	$(34,951)
Other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	53,893	(36,414)	(6,002)	(37,992)
Cumulative translation adjustments, net of deferred taxes	48	59	223	22

Comprehensive income (loss)	$138,864	(212,379)	237,928	$(72,921)

Shareholder dividends:
Preferred dividends declared	$2,602	—	7,216	$—
Preferred dividends declared per share	0.45	—	1.26	—
Common dividends declared	4,767	3,490	14,254	10,401
Common dividends declared per share	$0.08	0.08	0.24	$0.24
See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005
($ in thousands)

	2006	2005
Preferred shares:
Balances at beginning and end of periods	$57	$—

Common shares:
Balances at beginning of period	590	430
Exercise of share options	5	7
Issuance of restricted shares	1	1
Issuance of common shares	—	58

Balances at end of period	596	496

Additional paid-in-capital:
Balances at beginning of period	1,527,316	911,851
Issuance of restricted shares	—	13,063
Exercise of common share options	12,224	2,749
Share based compensation	5,155	2,559
Issuance of common shares	—	161,807
Transfer of unearned common share grant compensation	(2,467)	—

Balances at end of period	1,542,228	1,092,029

Unearned common share grant compensation:
Balances at beginning of period	(2,467)	—
Shares issued	—	(2,750)
Amortization	—	642
Transfer of unearned common share grant compensation	2,467	—

Balances at end of period	—	(2,108)

Accumulated other comprehensive income (loss):
Balances at beginning of period	(40,718)	12,252
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	(6,002)	(37,992)
Net change in cumulative translation adjustments, net of deferred tax	223	22

Balances at end of period	(46,497)	(25,718)

Retained earnings:
Balances at beginning of period	55,471	208,470
Net income (loss)	243,707	(34,951)
Preferred share dividends	(7,780)	—
Common share dividends	(14,254)	(10,401)

Balances at end of period	277,144	163,118

Total shareholders’ equity	$1,773,528	$1,227,817

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2006 and 2005
($ in thousands)

	2006	2005
Operating Activities:
Net income (loss)	$243,707	$(34,951)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation and amortization	12,298	13,361
Net realized (gains) losses on investments	(22)	1,062
Net foreign currency exchange (gains) losses	(461)	1,870
Share based compensation	5,155	3,301
Deferred income tax expense	(2,446)	(22,539)
Trading securities activities	(15,019)	(14,195)
Changes in assets and liabilities:
Increase in accrued investment income	(1,126)	(7,350)
Decrease in reinsurance premiums receivable	182,397	22,626
(Increase) decrease in funds held by ceding companies	42,270	(52,276)
(Increase) decrease in deferred acquisition costs	40,605	(3,120)
Increase in net unpaid losses and loss adjustment expenses	35,723	638,669
Increase (decrease) in net unearned premiums	(115,220)	48,600
Decrease in reinsurance deposit liabilities	(2,045)	(14,257)
Increase in ceded premiums payable	10,066	23,894
Decrease in commissions payable	(42,982)	(5,889)
Increase in funds withheld	—	(11,999)
Decrease in income tax recoverable	24,408	(8,781)
Net changes in other assets and liabilities	42,113	(16,607)
Other net	577	(2,399)

Net cash provided by operating activities	459,998	559,020

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	195,899	478,134
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	184,609	97,070
Acquisition of available-for-sale fixed maturity securities	(847,276)	(1,363,918)
Net acquisitions of short-term investments	(31,412)	—

Net cash used in investing activities	(498,180)	(788,714)

Financing Activities:
Dividends paid to preferred shareholders	(7,216)	—
Dividends paid to common shareholders	(14,254)	(10,401)
Proceeds from issuance of debt	—	246,900
Proceeds from exercise of share options	12,229	13,070
Proceeds from issuance of common shares	—	161,865

Net cash provided by (used in) financing activities	(9,241)	411,434

Net increase (decrease) in cash and cash equivalents	(47,423)	181,740
Cash and cash equivalents at beginning of period	820,746	209,897

Cash and cash equivalents at end of period	$773,323	$391,637

Supplemental disclosures of cash flow information:
Income taxes paid (recovered)	$(3,342)	$32,507
Interest paid	$10,740	$7,219
See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2006 and 2005
1. Basis of Presentation
     The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) and its consolidated subsidiaries (collectively, the “Company”), including Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Re (UK) Limited (“Platinum UK”), Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings (“Platinum Regency”), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited. The terms “we”, “us”, and “our” also refer to Platinum Underwriters Holdings, Ltd. and its consolidated subsidiaries, unless the context otherwise indicates. All material inter-company transactions have been eliminated in preparing these condensed consolidated financial statements. The condensed consolidated financial statements included in this report as of and for the three and nine months ended September 30, 2006 and 2005 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Prior to January 1, 2006, we accounted for share-based compensation using Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). In accordance with the transition rules of SFAS 148, we elected to continue using the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) for our share-based awards granted to employees in 2002. Under APB 25, if the exercise price of our employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.
     The following table illustrates the effect on our net loss and net loss per share for the three and nine months ended September 30, 2005 of applying the “fair value” method to all share option grants ($ in

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005
thousands, except per share data):

	As
	Reported	Pro Forma
Three Months Ended September 30, 2005:

Share-based compensation expense	$908	$2,140
Net loss	(176,024)	(177,256)
Basic loss per share	(4.02)	(4.05)
Diluted loss per share	(4.02)	(4.05)

Nine Months Ended September 30, 2005:

Share-based compensation expense	2,710	6,256
Net loss	(34,951)	(38,497)
Basic loss per share	(0.80)	(0.89)
Diluted loss per share	$(0.80)	$(0.89)
Recently Issued Accounting Standards
     In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 requires that investments in securitized financial assets, such as mortgage-backed and asset-backed securities, be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation. Securitized financial assets with the potential for prepayment would have to be evaluated under the SFAS 155 guidance, possibly resulting in the bifurcation of an embedded derivative. The embedded derivative would be accounted for at fair value, with changes in fair value recognized in earnings. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring for the Company after December 31, 2006. In October 2006, the FASB proposed a narrow exception to SFAS 155 that would exempt most securitized financial instruments that are subject to prepayment from the bifurcation requirements of SFAS 155 and SFAS 133. FASB will expose this exemption for comment for a 30-day period. After the comment period and if ultimately approved by the FASB, the FASB will issue the exemption in the form of a Derivative Implementation Guide. The Company is currently evaluating the impact that the provisions of SFAS 155 and the potential exemption may have, if any, on its consolidated financial statements.
Reclassifications
     Certain reclassifications have been made to the 2005 financial statements in order to conform to the 2006 presentation.
2. Investments
     Investments classified as available-for-sale are carried at fair value as of the balance sheet date. Net change in unrealized investment gains and losses on available-for-sale securities, net of deferred taxes for the nine months ended September 30, 2006 and 2005 are as follows ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005

	2006	2005
Fixed maturities	$(5,782)	$(44,218)
Less — deferred taxes	(220)	6,226

Net change in unrealized investment gains and losses	$(6,002)	$(37,992)

     Gross unrealized gains and losses on available-for-sale securities as of September 30, 2006 are $2,535,000 and $56,097,000, respectively.
     The unrealized losses on securities classified as available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2006 are as follows ($ in thousands):

		Unrealized
	Fair Value	Loss
Less than twelve months:

U.S. Government	$90,078	$963
Corporate bonds	343,979	4,055
Mortgage-backed and asset-backed securities	331,255	2,386
Municipal bonds	17,578	69
Foreign governments and states	1,957	19

Total	784,847	7,492

Twelve months or more:

U.S. Government	41,031	818
Corporate bonds	986,265	23,958
Mortgage-backed and asset-backed securities	703,695	19,705
Municipal bonds	181,221	2,726
Foreign governments and states	38,778	985
Preferred stocks	8,322	413

Total	1,959,312	48,605

Total of securities with unrealized losses:

U.S. Government	131,109	1,781
Corporate bonds	1,330,244	28,013
Mortgage-backed and asset-backed securities	1,034,950	22,091
Municipal bonds	198,799	2,795
Foreign governments and states	40,735	1,004
Preferred stocks	8,322	413

Total	$2,744,159	$56,097

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
For the Three and Nine Months Ended September 30, 2006 and 2005
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
     As of September 30, 2006 there are a total of 599 issues in an unrealized loss position in our investment portfolio, with the single largest unrealized loss being $1,043,000. Corporate, mortgage-backed and asset-backed securities represent our largest categories within our available-for-sale portfolio and consequently account for the greatest amount of our overall unrealized loss as of September 30, 2006. Investment holdings within our corporate portfolio are diversified across approximately 30 sub-portfolios, ranging from aerospace to telecommunications, and within each sub-portfolio across many individual issuers and issues. As of September 30, 2006 there are 292 corporate issues in an unrealized loss position, with the single largest unrealized loss being $592,000. Investment holdings within the mortgage-backed and asset-backed portfolio are diversified across a number of sub-categories. As of September 30, 2006 there are 229 issues within the mortgage-backed and asset-backed portfolio in an unrealized loss position, with the single largest unrealized loss being $1,043,000.
     Other invested asset represents an investment in Inter-Ocean Holdings Ltd., a non-public reinsurance company. In June 2005, as a result of the routine evaluation of investments, we wrote down the carrying value of the investment in Inter-Ocean Holdings Ltd. to its estimated net realizable value and recorded a realized loss of $769,000. We have no ceded or assumed reinsurance business with Inter-Ocean Holdings Ltd.
     Overall, our unrealized loss position as of September 30, 2006 was primarily the result of interest rate increases that impacted all investment categories. We do not consider any of our available-for-sale investments to be other-than-temporarily impaired as of September 30, 2006.
3. Earnings (Loss) Per Share
     Following is a calculation of the basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2006 and 2005 ($ in thousands, except per share data):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005

		Weighted	Earnings
		Average	(Loss)
	Net	Common	Per
	Income	Shares	Common
	(Loss)	Outstanding	Share
Three Months Ended September 30, 2006:

Basic earnings per share:
Net income attributable to common shareholders	$82,321	59,537	$1.38
Effect of dilutive securities:
Common share options, restricted common shares and common share units	—	1,233
Conversion of preferred shares	—	5,750
Preferred share dividends	2,602	—

Adjusted net income for diluted earnings per share	$84,923	66,520	$1.28

Three Months Ended September 30, 2005:

Basic and diluted loss per share:
Net loss attributable to common shareholders	$(176,024)	43,785	$(4.02)

Nine Months Ended September 30, 2006:

Basic earnings per share:
Net income attributable to common shareholders	$235,927	59,287	$3.98
Effect of dilutive securities:
Common share options, restricted common shares and common share units	—	1,236
Conversion of preferred shares	—	5,750
Preferred share dividends	7,780	—

Adjusted net income for diluted earnings per share	$243,707	66,273	$3.68

Nine Months Ended September 30, 2005:

Basic and diluted loss per share:
Net loss attributable to common shareholders	$(34,951)	43,459	$(0.80)
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
For the Three and Nine Months Ended September 30, 2006 and 2005
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
     In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance. We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Total underwriting income is reconciled to income before income tax expense. The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the operating segments together with a reconciliation of total underwriting income to income before income tax expense for the three and nine months ended September 30, 2006 and 2005 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended September 30, 2006:
Net premiums written	$83,018	202,302	12,680	$298,000

Net premiums earned	97,686	214,427	27,496	339,609
Losses and LAE	17,181	149,698	24,549	191,428
Acquisition expenses	14,895	54,503	5,596	74,994
Other underwriting expenses	8,608	9,464	1,991	20,063

Segment underwriting income (loss)	$57,002	762	(4,640)	53,124

Net investment income				48,302
Net realized losses on investments				(57)
Net foreign currency exchange losses				(228)
Other income				1,714
Corporate expenses not allocated to segments				(5,285)
Interest expense				(5,452)

Income before income tax expense				$92,118

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005

	Property
	and Marine	Casualty	Finite Risk	Total
Ratios:
Loss and LAE	17.6%	69.8%	89.3%	56.4%
Acquisition expense	15.2%	25.4%	20.4%	22.1%
Other underwriting expense	8.8%	4.4%	7.2%	5.9%

Combined	41.6%	99.6%	116.9%	84.4%

Three months ended September 30, 2005:
Net premiums written	$133,350	216,659	60,177	$410,186

Net premiums earned	145,853	205,050	78,485	429,388
Losses and LAE	373,761	129,218	61,639	564,618
Acquisition expenses	17,753	50,097	31,008	98,858
Other underwriting expenses	3,632	1,894	524	6,050

Segment underwriting income (loss)	$(249,293)	23,841	(14,686)	(240,138)

Net investment income				36,441
Net realized losses on investments				(879)
Net foreign currency exchange gains				88
Other expense				(433)
Corporate expenses not allocated to segments				(2,030)
Interest expense				(6,839)

Loss before income tax benefit				$(213,790)

Ratios:
Loss and LAE	256.3%	63.0%	78.5%	131.5%
Acquisition expense	12.2%	24.4%	39.5%	23.0%
Other underwriting expense	2.5%	0.9%	0.7%	1.4%

Combined	271.0%	88.3%	118.7%	155.9%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005

	Property
	and Marine	Casualty	Finite Risk	Total
Nine Months Ended September 30, 2006:
Net premiums written	$333,906	583,950	(16,816)	$901,040

Net premiums earned	342,322	573,168	105,485	1,020,975
Losses and LAE	104,876	394,087	86,703	585,666
Acquisition expenses	55,783	141,025	23,477	220,285
Other underwriting expenses	27,642	23,487	3,935	55,064

Segment underwriting income (loss)	$154,021	14,569	(8,630)	159,960

Net investment income				137,165
Net realized gains on investments				22
Net foreign currency exchange gains				461
Other expense				(1,927)
Corporate expenses not allocated to segments				(16,664)
Interest expense				(16,352)

Income before income tax expense				$262,665

Ratios:
Loss and LAE	30.6%	68.8%	82.2%	57.4%
Acquisition expense	16.3%	24.6%	22.3%	21.6%
Other underwriting expense	8.1%	4.1%	3.7%	5.4%

Combined	55.0%	97.5%	108.2%	84.4%

Nine Months Ended September 30, 2005:
Net premiums written	$453,352	621,218	252,374	$1,326,944

Net premiums earned	414,719	588,541	268,638	1,271,898
Losses and LAE	492,300	375,187	175,681	1,043,168
Acquisition expenses	69,437	143,262	83,336	296,035
Other underwriting expenses	19,595	18,179	3,428	41,202

Segment underwriting income (loss)	$(166,613)	51,913	6,193	(108,507)

Net investment income				92,250
Net realized losses on investments				(1,062)
Net foreign currency exchange losses				(1,870)
Other expense				(201)
Corporate expenses not allocated to segments				(10,366)
Interest expense				(13,186)

Loss before income tax benefit				$(42,942)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005

	Property
	and Marine	Casualty	Finite Risk	Total
Ratios:
Loss and LAE	118.7%	63.7%	65.4%	82.0%
Acquisition expense	16.7%	24.3%	31.0%	23.3%
Other underwriting expense	4.7%	3.1%	1.3%	3.2%

Combined	140.1%	91.1%	97.7%	108.5%

5. Income Taxes
     We provide for income tax expense or benefit based upon income or loss reported in the consolidated financial statements and the provisions of currently enacted tax laws. Platinum Holdings and Platinum Bermuda are incorporated in Bermuda. Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. We also have subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof.
     A reconciliation of expected income tax expense (benefit), computed by applying a 35% income tax rate to income (loss) before income taxes, to actual income tax expense (benefit) for the three and nine months ended September 30, 2006 and 2005 is as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected income tax expense (benefit) at 35%	$32,241	(74,827)	91,933	$(15,030)
Effect of foreign income subject to tax at rates other than 35%	(24,913)	38,528	(71,726)	270
Tax exempt investment income	(142)	(1,047)	(1,281)	(2,011)
U.S. withholding taxes related to transfer to foreign affiliate	—	(1,000)	—	8,150
Other, net	9	580	32	630

Income tax expense (benefit)	$7,195	(37,766)	18,958	$(7,991)

     For the nine months ended September 30, 2005, we incurred approximately $8,150,000 of income taxes associated with the transfer from Platinum Finance to Platinum Holdings of $183,350,000 of the proceeds from the $250,000,000 Series A Notes issued in May 2005. This transaction is deemed to be a taxable distribution under U.S. tax law and subject to U.S. withholding tax. During the three months ended September 30, 2005, the estimated amount deemed to be a taxable distribution under U.S. tax law and subject to withholding tax was revised as a result of the net loss for the nine months ended September 30, 2005. Consequently, the estimate of withholding tax was reduced by $1,000,000 in the

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005
three months ended September 30, 2005.
6. Condensed Consolidating Financial Information
     Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary of Platinum Regency. The outstanding Series B 7.5% Notes, due September 1, 2017, issued by Platinum Finance are fully and unconditionally guaranteed by Platinum Holdings. The outstanding Series B 6.371% Remarketed Senior Guaranteed Notes, due November 16, 2007, issued by Platinum Finance are also fully and unconditionally guaranteed by Platinum Holdings.
     The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the State of Maryland, the maximum amount available for payment of dividends or other distributions by Platinum US to Platinum Finance in 2006 without prior regulatory approval is approximately $44,000,000. Platinum US declared and paid a dividend to Platinum Finance of $20,000,000 in September 2006. The maximum amount available for payment of dividends or other distributions by all of the reinsurance subsidiaries of Platinum Holdings for the remainder of 2006, including Platinum US, without prior regulatory approval is estimated to be approximately $175,000,000.
     The tables below present condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005 ($ in thousands):

			Non-
Condensed Consolidating Balance Sheet	Platinum	Platinum	guarantor	Consolidating
September 30, 2006	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
ASSETS
Total investments	$—	11,695	3,398,281	—	$3,409,976
Investment in subsidiaries	1,657,191	475,554	376,792	(2,509,537)	—
Cash and cash equivalents	109,183	22,415	641,725	—	773,323
Reinsurance assets	—	—	804,245	—	804,245
Income tax recoverable	—	3,751	(3,637)	—	114
Other assets	12,216	3,840	63,071	—	79,127

Total assets	$1,778,590	517,255	5,280,477	(2,509,537)	$5,066,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$—	—	2,938,610	—	$2,938,610
Debt obligations	—	292,840	—	—	292,840
Other liabilities	5,062	7,394	49,351	—	61,807

Total liabilities	5,062	300,234	2,987,961	—	3,293,257

Shareholders’ Equity
Preferred shares	57	—	—	—	57
Common shares	596	—	6,250	(6,250)	596
Additional paid-in capital	1,542,228	192,036	2,051,134	(2,243,170)	1,542,228
Accumulated other comprehensive loss	(46,497)	(9,474)	(58,044)	67,518	(46,497)
Retained earnings	277,144	34,459	293,176	(327,635)	277,144

Total shareholders’ equity	1,773,528	217,021	2,292,516	(2,509,537)	1,773,528

Total liabilities and shareholders’ equity	$1,778,590	517,255	5,280,477	(2,509,537)	$5,066,785

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005

			Non-
Condensed Consolidating Balance Sheet	Platinum	Platinum	guarantor	Consolidating
December 31, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
ASSETS
Total investments	$—	12,448	2,997,234	—	$3,009,682
Investment in subsidiaries	1,410,794	448,839	436,368	(2,296,001)	—
Cash and cash equivalents	129,962	5,010	685,774	—	820,746
Reinsurance assets	—	—	1,065,987	—	1,065,987
Income tax recoverable	—	5,874	18,648	—	24,522
Other assets	2,963	4,086	226,389	—	233,438

Total assets	$1,543,719	476,257	5,430,400	(2,296,001)	$5,154,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$—	—	3,041,254	—	$3,041,254
Debt obligations	—	292,840	—	—	292,840
Other liabilities	3,470	2,243	274,319	—	280,032

Total liabilities	3,470	295,083	3,315,573	—	3,614,126

Shareholders’ Equity
Preferred shares	57	—	—	—	57
Common shares	590	—	6,250	(6,250)	590
Unearned share grant compensation	(2,467)	—	—	—	(2,467)
Additional paid-in capital	1,527,316	192,036	2,050,834	(2,242,870)	1,527,316
Accumulated other comprehensive loss	(40,718)	(10,199)	(52,840)	63,039	(40,718)
Retained earnings	55,471	(663)	110,583	(109,920)	55,471

Total shareholders’ equity	1,540,249	181,174	2,114,827	(2,296,001)	1,540,249

Total liabilities and shareholders’ equity	$1,543,719	476,257	5,430,400	(2,296,001)	$5,154,375

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005

Consolidating Statement of Operations			Non-
For the Three Months Ended	Platinum	Platinum	guarantor	Consolidating
September 30, 2006	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$—	—	339,609	—	$339,609
Net investment income	1,568	171	46,563	—	48,302
Net realized gains on investments	—	—	(57)	—	(57)
Other income (expense), net	2,000	—	(286)	—	1,714

Total revenue	3,568	171	385,829	—	389,568

Expenses:
Losses and loss adjustment expenses	—	—	191,428	—	191,428
Acquisition expenses	—	—	74,994	—	74,994
Operating expenses	5,167	105	20,076	—	25,348
Net foreign currency exchange losses	—	—	228	—	228
Interest expense	—	5,452	—	—	5,452

Total expenses	5,167	5,557	286,726	—	297,450

Income (loss) before income tax expense (benefit)	(1,599)	(5,386)	99,103	—	92,118
Income tax expense (benefit)	—	(1,870)	9,065	—	7,195

Net income (loss) before equity in earnings of subsidiaries	(1,599)	(3,516)	90,038	—	84,923
Equity in earnings of subsidiaries	86,522	12,443	14,097	(113,062)	—

Net income	84,923	8,927	104,135	(113,062)	84,923
Preferred dividends	2,602	—	—	—	2,602

Net income attributable to common shareholders	$82,321	8,927	104,135	(113,062)	$82,321

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005

Consolidating Statement of Operations			Non-
For the Three Months Ended	Platinum	Platinum	guarantor	Consolidating
September 30, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$—	—	429,388	—	$429,388
Net investment income	153	295	36,077	(84)	36,441
Net realized losses on investments	—	7	(886)	—	(879)
Other income (expense), net	3,500	—	(3,933)	—	(433)

Total revenue	3,653	302	460,646	(84)	464,517

Expenses:
Losses and loss adjustment expenses	—	—	564,618	—	564,618
Acquisition expenses	—	—	98,858	—	98,858
Operating expenses	1,795	131	6,238	(84)	8,080
Net foreign currency exchange gains	—	—	(88)	—	(88)
Interest expense	13	6,826	—	—	6,839

Total expenses	1,808	6,957	669,626	(84)	678,307

Income (loss) before income tax expense (benefit)	1,845	(6,655)	(208,980)	—	(213,790)
Income tax benefit	—	(2,329)	(35,437)	—	(37,766)

Net income (loss) before equity in loss of subsidiaries	1,845	(4,326)	(173,543)	—	(176,024)
Equity in loss of subsidiaries	(177,869)	(37,728)	(74,343)	289,940	—

Net loss	$(176,024)	(42,054)	(247,886)	289,940	$(176,024)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005

Consolidating Statement of Operations			Non-
For the Nine Months Ended	Platinum	Platinum	guarantor	Consolidating
September 30, 2006	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$—	—	1,020,975	—	$1,020,975
Net investment income	4,474	618	132,073	—	137,165
Net realized gains on investments	—	—	22	—	22
Other income (expense), net	3,100	—	(5,027)	—	(1,927)

Total revenue	7,574	618	1,148,043	—	1,156,235

Expenses:
Losses and loss adjustment expenses	—	—	585,666	—	585,666
Acquisition expenses	—	—	220,285	—	220,285
Operating expenses	16,039	471	55,218	—	71,728
Net foreign currency exchange gains	—	—	(461)	—	(461)
Interest expense	—	16,352	—	—	16,352

Total expenses	16,039	16,823	860,708	—	893,570

Income (loss) before income tax expense (benefit)	(8,465)	(16,205)	287,335	—	262,665
Income tax expense (benefit)	—	(5,656)	24,614	—	18,958

Net income (loss) before equity in earnings of subsidiaries	(8,465)	(10,549)	262,721	—	243,707
Equity in earnings of subsidiaries	252,172	45,670	37,162	(335,004)	—

Net income	243,707	35,121	299,883	(335,004)	243,707
Preferred dividends	7,780	—	—	—	7,780

Net income attributable to common shareholders	$235,927	35,121	299,883	(335,004)	$235,927

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005

			Non-
Consolidating Statement of Operations	Platinum	Platinum	guarantor	Consolidating
For the Nine Months Ended September 30, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$—	—	1,271,898	—	$1,271,898
Net investment income	225	551	91,558	(84)	92,250
Net realized gains (losses) on investments	—	8	(1,070)	—	(1,062)
Other income, net	3,500	—	(3,701)	—	(201)

Total revenue	3,725	559	1,358,685	(84)	1,362,885

Expenses:
Losses and loss adjustment expenses	—	—	1,043,168	—	1,043,168
Acquisition expenses	—	—	296,035	—	296,035
Operating expenses	9,668	439	41,545	(84)	51,568
Net foreign currency exchange losses	2	—	1,868	—	1,870
Interest expense	66	13,120	—	—	13,186

Total expenses	9,736	13,559	1,382,616	(84)	1,405,827

Loss before income tax expense	(6,011)	(13,000)	(23,931)	—	(42,942)
Income tax benefit	—	(4,550)	(3,441)	—	(7,991)

Net loss before equity in loss of subsidiaries	(6,011)	(8,450)	(20,490)	—	(34,951)
Equity in loss of subsidiaries	(28,940)	(1,128)	(32,898)	62,966	—

Net loss	$(34,951)	(9,578)	(53,388)	62,966	$(34,951)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005

Condensed Consolidating Statement of Cash Flows			Non-
For the Nine Months Ended	Platinum	Platinum	guarantor	Consolidating
September 30, 2006	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(11,538)	(3,009)	474,545	—	$459,998

Investing Activities:
Proceeds from sale of available-for-sale fixed maturities	—	—	195,899	—	195,899
Proceeds from maturity or paydown of available-for-sale fixed maturities	—	1,212	183,397	—	184,609
Acquisition of available-for-sale fixed maturities	—	(498)	(846,778)	—	(847,276)
Increase in short-term investments	—	—	(31,412)	—	(31,412)
Contributions to subsidiaries	—	(300)	300	—	—
Dividends from subsidiaries		20,000	—	(20,000)	—

Net cash provided by (used in) investing activities	—	20,414	(498,594)	(20,000)	(498,180)

Financing Activities:
Dividends paid to preferred shareholders	(7,216)	—	—	—	(7,216)
Dividends paid to common shareholders	(14,254)	—	(20,000)	20,000	(14,254)
Proceeds from exercise of share options	12,229	—	—	—	12,229

Net cash used in financing activities	(9,241)	—	(20,000)	20,000	(9,241)

Net increase (decrease) in cash and cash equivalents	(20,779)	17,405	(44,049)	—	(47,423)
Cash and cash equivalents at beginning of period	129,962	5,010	685,774	—	820,746

Cash and cash equivalents at end of period	$109,183	22,415	641,725	—	$773,323

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005

Condensed Consolidating Statement of Cash Flows			Non-
For the Nine Months Ended	Platinum	Platinum	guarantor	Consolidating
September 30, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(6,885)	(4,872)	570,777	—	$559,020

Investing Activities:
Proceeds from sale of available-for-sale fixed maturities	—	2,983	475,151	—	478,134
Proceeds from sale of subsidiary shares	—	—	193,000	(193,000)	—
Proceeds from maturity or paydown of available-for-sale fixed maturities	—	316	96,754	—	97,070
Acquisition of available-for-sale fixed maturities	—	(12,347)	(1,351,571)	—	(1,363,918)
Dividends from subsidiaries	202,000	—	—	(202,000)	—
Contributions to subsidiaries	(185,000)	(25,000)	—	210,000	—

Net cash provided by (used in) investing activities	17,000	(34,048)	(586,666)	(185,000)	(788,714)

Financing Activities:
Dividends paid to shareholders	(10,401)	—	(202,000)	202,000	(10,401)
Proceeds from exercise of share options	13,070	—	—	—	13,070
Proceeds from issuance of debt	—	246,900	—	—	246,900
Purchase of common shares	—	(193,000)	—	193,000	—
Proceeds from issuance of common shares	161,865	—	—	—	161,865
Capital contribution from parent	—	—	210,000	(210,000)	—

Net cash provided by financing activities	164,534	53,900	8,000	185,000	411,434

Net increase (decrease) in cash and cash equivalents	174,649	14,980	(7,889)	—	181,740
Cash and cash equivalents at beginning of period	1,945	8,204	199,748	—	209,897

Cash and cash equivalents at end of period	$176,594	23,184	191,859	—	$391,637

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005
7.	Retrocessional Reinsurance
     In the normal course of business and in accordance with industry practice, we retrocede a portion of our exposure with other reinsurance companies to limit our maximum loss arising out of any one occurrence. The effects of retrocessional reinsurance on premiums, losses and loss adjustment expenses (“LAE”) as of and for the three and nine months ended September 30, 2006 and 2005 are as follows ($ in thousands):

	Gross	Ceded	Net
For the Three Months Ended September 30, 2006:
Premiums written	$319,625	21,625	$298,000
Premiums earned	369,782	30,173	339,609
Losses and LAE incurred	192,923	1,495	191,428

For the Three Months Ended September 30, 2005:
Premiums written	425,146	14,960	410,186
Premiums earned	439,843	10,455	429,388
Losses and LAE incurred	622,466	57,848	564,618

For the Nine Months Ended September 30, 2006:
Premiums written	984,797	83,757	901,040
Premiums earned	1,092,668	71,693	1,020,975
Losses and LAE incurred	599,853	14,187	585,666

For the Nine Months Ended September 30, 2005:
Premiums written	1,366,647	39,703	1,326,944
Premiums earned	1,303,744	31,846	1,271,898
Losses and LAE incurred	$1,109,735	66,567	$1,043,168
     Platinum US and Platinum UK entered into a retrocessional reinsurance agreement under which they cede, on a quota share basis, 30% of new and renewal property catastrophe business effective on or after January 1, 2006. Under this agreement, the retrocessionnaire is obligated to place premiums ceded, net of commissions, in trust for the benefit of Platinum US and Platinum UK as well as provide a letter of credit such that the combination of the two amounts will ultimately collateralize the limit of loss under this treaty. As of September 30, 2006, assets with a fair value of $18,970,000 are held in trust and Platinum US holds letters of credit in the amount of $95,760,000.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2006 and 2005
8.	Hurricane Losses
     In the three months ended September 30, 2005, two significant named hurricanes, Katrina and Rita, caused severe damage in Louisiana, Mississippi, Texas and several other states in the Gulf Coast region of the United States. As a result of property and marine losses arising from these hurricanes, certain reinsurance contracts generated additional premiums and profit commissions for certain reinsurance contracts were reduced. The net adverse impact on our underwriting results for the three and nine months ended September 30, 2005 from Hurricanes Katrina and Rita is summarized as follows ($ in thousands):

2005
Gross losses and LAE	$396,923
Retrocessional reinsurance	(56,083)

Net losses and LAE	340,840
Additional premiums earned	(19,554)

Net adverse impact on income before income taxes	$321,286

     In the three months ended December 31, 2005, the net adverse impact before income taxes from changes in estimates of Hurricanes Katrina and Rita was $43,418,000. In October 2005, Hurricane Wilma caused severe damage primarily in the state of Florida and the net adverse impact before income taxes in the three months ended December 31, 2005 was estimated to be $165,266,000. The net favorable (unfavorable) impact on income before income taxes from changes in estimates of Hurricanes Katrina, Rita and Wilma was $7,356,000 and ($9,074,000) for the three and nine months ended September 30, 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
     Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a Bermuda holding company organized in 2002. Platinum Holdings and its subsidiaries (collectively, the “Company”) operate through three licensed reinsurance subsidiaries: Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”) and Platinum Re (UK) Limited (“Platinum UK”). The terms “we”, “us”, and “our” also refer to Platinum Underwriters Holdings, Ltd. and its consolidated subsidiaries, unless the context otherwise indicates. We provide property and marine, casualty and finite risk reinsurance coverages through reinsurance intermediaries to a diverse clientele of insurers and select reinsurers on a worldwide basis.
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
     The property and casualty reinsurance industry is highly competitive. We compete with reinsurers worldwide, many of which have greater financial, marketing and management resources. Our competitors can vary by type of business. Large multi-national and multi-line reinsurers represent some of our competitors in all lines and classes, while other specialty reinsurance companies in the United States compete in selective lines. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization. Bermuda-based reinsurers tend to be the significant competitors on property catastrophe business. Lloyd’s of London syndicates are significant competitors on marine business. For casualty and other international classes of business, the large U.S. and European reinsurers are significant competitors.
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
     Both insurers and reinsurers experienced record losses in 2005 from three significant named hurricanes, Katrina, Rita and Wilma (the “2005 Hurricanes”). These record catastrophe losses placed a significant strain on the capital of a number of reinsurance companies. Commercial catastrophe models implemented more severe assumptions for frequency and severity of hurricane losses, rating agencies increased capital requirement measures and a number of our competitors were downgraded. Demand for catastrophe reinsurance increased while capacity declined, particularly for exposures to North American events. Following these events, some insurers and reinsurers raised capital through equity and debt offerings. Several new Bermuda based reinsurers were formed. Some compete in the open market and others dedicate their capacity to a single sponsoring reinsurer. Despite new capital and capacity, pricing for North American property catastrophe reinsurance increased throughout 2006.
Results of Operations
Three Months Ended September 30, 2006 as Compared with the Three Months Ended September 30, 2005
     Net income (loss) for the three months ended September 30, 2006 and 2005 is as follows ($ in thousands):

	2006	2005	Increase
Net income (loss)	$84,923	(176,024)	$260,947
     The most significant factor in the comparison of net income in 2006 with the net loss in 2005 is the difference in underwriting income in 2006 as compared with 2005. Underwriting income, which consists of net premiums earned, less losses and loss adjustment expenses (“LAE”), acquisition expenses and operating expenses related to the reinsurance company subsidiaries, is significantly higher in 2006 as compared with 2005. Underwriting income of $53,124,000 in 2006 is favorably impacted by the absence of major catastrophes. The underwriting loss of $240,138,000 in 2005 is primarily the result of property losses arising out of Hurricanes Katrina and Rita in the southeastern United States.
     Net favorable development, which includes the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions, also contributed to underwriting income. Net favorable development is $19,980,000 in 2006 as compared with $31,580,000 in 2005. Net income in 2006 as compared with the net loss in 2005 is also impacted by an increase in investment income of $11,861,000 and by an increase in income tax expense of $44,961,000.
     The net adverse impact on our underwriting results for the three and nine months ended September 30, 2005 from Hurricanes Katrina and Rita is summarized as follows ($ in thousands):

2005
Gross losses and LAE	$396,923
Retrocessional reinsurance	(56,083)

Net losses and LAE	340,840
Additional premiums earned	(19,554)

Net adverse impact on income before income taxes	$321,286

     In the three months ended December 31, 2005, the net adverse impact before income taxes from changes in estimates of Hurricanes Katrina and Rita was $43,418,000. In October 2005, Hurricane Wilma caused severe damage primarily in the state of Florida and the net adverse impact before income taxes in the three months ended December 31, 2005 was estimated to be $165,266,000. The net favorable (unfavorable) impact on income before income taxes from changes in estimates of the 2005 Hurricanes was $7,356,000 and ($9,074,000) for the three and nine months ended September 30, 2006, respectively.
     Gross, ceded and net premiums written and earned for the three months ended September 30, 2006 and 2005 is as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Gross premiums written	$319,625	425,146	$(105,521)
Ceded premiums written	21,625	14,960	6,665

Net premiums written	298,000	410,186	(112,186)

Gross premiums earned	369,782	439,843	(70,061)
Ceded premiums earned	30,173	10,455	19,718

Net premiums earned	$339,609	429,388	$(89,779)

     The decrease in net premiums written in 2006 is attributable to the reduction in business written in the current period in all segments. The decrease is primarily attributable to two large capped quota share contracts written in 2005 in the Finite Risk segment that were not renewed, a reduction in the accident and health class of the Casualty segment and reductions in the North American property proportional and crop classes. These reductions are partially offset by increases in estimates of net written premiums of approximately $38,427,000 in the North American excess casualty classes related to business written in prior periods. The decrease in net premiums written in 2006 as compared with 2005 is also due to the commencement of a quota share retrocession agreement effective January 1, 2006 (the “Property Quota Share Agreement”) under which Platinum US and Platinum UK cede 30% of their new and renewal property catastrophe business effective on or after January 1, 2006 to a non-affiliated reinsurer. The Property Quota Share Agreement was entered into in order to reduce our overall net exposure to catastrophe losses and potentially earn profit commissions on the business ceded to this facility. The decrease in net premiums earned is due to the decrease in net premiums written and is affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Net investment income for the three months ended September 30, 2006 and 2005 is $48,302,000 and $36,441,000, respectively. Net investment income increased in 2006 due to increased invested assets and increased yields. The increase in invested assets is attributable to positive net cash flows from operations in the twelve months since September 30, 2005 and the net proceeds from the issuance of common and preferred shares, partially offset by the repurchase of debt obligations in December 2005. Net investment income includes interest earned on funds held of $1,945,000 and $2,741,000 in 2006 and 2005, respectively. Net realized losses on investments are $57,000 and $879,000 for the three months ended September 30, 2006 and 2005, respectively. Net realized gains and losses on investments primarily result from our efforts to manage credit quality, duration and sector allocation of the investment portfolio as well as to balance our foreign currency denominated invested assets with our foreign currency denominated liabilities.
     Other income (expense) for the three months ended September 30, 2006 and 2005 is $1,714,000 and ($433,000), respectively. Other income (expense) is composed primarily of changes in fair value of fixed maturities classified as trading, net earnings or expense on several reinsurance contracts in the Finite Risk segment that are accounted for as deposits and interest expense related to funds withheld. Other income (expense) for the three months ended September 30, 2006 includes $1,834,000 of net unrealized gains relating to fixed maturities classified as trading and ($170,000) of net expense on reinsurance contracts accounted for as deposits. Other income (expense) for the three months ended September 30, 2005 includes ($402,000) of net unrealized losses relating to fixed maturities classified as trading, ($98,000) of net expense on reinsurance contracts accounted for as deposits and $67,000 of interest income related to funds withheld.
     Losses and LAE and the resulting loss ratios for the three months ended September 30, 2006 and 2005 are as follows ($ in thousands):

	2006	2005	Decrease
Losses and LAE	$191,428	564,618	$(373,190)
Loss and LAE ratios	56.4%	131.5%	(75.1	) points
     The decreases in losses and LAE and the resulting loss and LAE ratio in 2006 as compared with 2005 are primarily due to an absence of major catastrophe losses in 2006 as compared with losses of $340,840,000 from Hurricanes Katrina and Rita, representing 79.4% of net premiums earned in 2005. The decrease in net premiums earned also contributed to the decrease in losses and LAE. Losses and LAE and the resulting loss and LAE ratios are also impacted by favorable loss development of $21,652,000, representing 6.4% of net premiums earned in 2006 and $42,066,000, representing 9.8% of net premiums earned in 2005. The loss and LAE ratios are also affected by changes in the mix of business.
     Acquisition expenses and resulting acquisition expense ratios for the three months ended September 30, 2006 and 2005 are as follows ($ in thousands):

	2006	2005	Decrease
Acquisition expenses	$74,994	98,858	$(23,864)
Acquisition expense ratios	22.1%	23.0%	(0.9	) points
     The decrease in acquisition expenses in 2006 as compared with 2005 is primarily due to the decrease in net premiums earned as well as shifts in the mix of business. The decrease in the acquisition expense ratio in 2006 as compared with 2005 is partially due to the decrease in assumed quota share contracts with higher ceding commissions in the Property and Marine and Finite Risk segments. Also contributing to the decrease in the acquisition expense ratio in 2006 as compared with 2005 is the commencement of the Property Quota Share Agreement which has an override and profit commission. Acquisition expenses also include increases in commissions of $1,023,000 related to favorable loss development from prior years representing 0.3% of net premiums earned in 2006. Commission increases related to favorable loss development from prior years are approximately $4,423,000 in 2005, representing 1.0% of net premiums earned. The acquisition expense ratios are also affected by changes in the mix of business.
     Operating expenses for the three months ended September 30, 2006 and 2005 are $25,348,000 and $8,080,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings and its non-operating intermediate holding company subsidiaries. Operating expenses in 2006 increased as compared with 2005 primarily due to an increase in incentive-based compensation. In 2006, operating expenses include approximately $6,400,000 of incentive-based compensation as compared with a reduction of accruals for incentive based compensation of approximately $7,776,000 in 2005. The change in incentive-based compensation reflects the increase in net income.
     Net foreign currency exchange (gains) losses for the three months ended September 30, 2006 and 2005 are $228,000 and ($88,000), respectively. We routinely transact business in various foreign currencies. Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in foreign currencies. We periodically monitor our largest foreign currency exposures and purchase or sell foreign currency denominated invested assets to match these exposures. Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.
     Interest expense for the three months ended September 30, 2006 and 2005 is $5,452,000 and $6,839,000, respectively. Interest expense in 2006 includes interest on the $250,000,000 of Series B 7.5% Notes due September 1, 2017 (the “Series B Notes”) as well as interest on the remaining balance of $42,840,000 of the Series B 6.371% Remarketed Senior Guaranteed Notes due November 16, 2007 (the “Remarketed Notes”). Interest expense in 2005 includes interest related to $137,500,000 of 5.25% Senior Guaranteed Notes that were part of the Equity Security Units issued in November 2002 (the “Senior Notes”) as well as interest on the Series B Notes. The Senior Notes were remarketed in August 2005 and then subsequently partially repurchased in December 2005. The decrease in 2006 as compared with 2005 is primarily due to the partial repurchase of $94,660,000 of Remarketed Notes in December 2005.
     Income tax expense (benefit) and the effective income tax rates for the three months ended September 30, 2006 and 2005 are as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Income tax expense (benefit)	$7,195	(37,766)	$44,961
Effective income tax rates	7.8%	17.7%	(9.9	) points
     The increase in income tax expense in 2006 as compared with the tax benefit in 2005 is primarily due to net income in 2006 as compared with a net loss in 2005. The decrease in the effective tax rate is primarily due to a higher percentage of income before income taxes being generated by Platinum Holdings and Platinum Bermuda in 2006, which are not subject to corporate income tax. In 2006, the combined net income derived from Platinum Holdings and Platinum Bermuda was approximately 75.7% of the total income before tax expense as compared with approximately 48.6% of loss before tax benefit in 2005.
Nine Months Ended September 30, 2006 as Compared with the Nine Months Ended September 30, 2005
     Net income (loss) for the nine months ended September 30, 2006 and 2005 is as follows ($ in thousands):

	2006	2005	Increase
Net income (loss)	$243,707	(34,951)	$278,658
     The most significant factor in the comparison of net income in 2006 with the net loss in 2005 is the difference in underwriting income in 2006 as compared with 2005. Underwriting income of $159,960,000 in 2006 is favorably impacted by the absence of major catastrophes. The underwriting loss of $108,507,000 in 2005 primarily resulted from losses arising out of Hurricanes Katrina and Rita.

     Net favorable development also contributed to underwriting income. Net favorable development is $32,078,000 in 2006 as compared with $67,212,000 in 2005. The increase in net income in 2006 as compared with the net loss in 2005 is also attributable to an increase in investment income of $44,915,000, partially offset by an increase in income tax expense of $26,949,000 in 2006.
     Gross, ceded and net premiums written and earned for the nine months ended September 30, 2006 and 2005 is as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Gross premiums written	$984,797	1,366,647	$(381,850)
Ceded premiums written	83,757	39,703	44,054

Net premiums written	901,040	1,326,944	(425,904)

Gross premiums earned	1,092,668	1,303,744	(211,076)
Ceded premiums earned	71,693	31,846	39,847

Net premiums earned	$1,020,975	1,271,898	$(250,923)

     The decrease in net premiums written and earned in 2006 as compared with 2005 is primarily attributable to two large capped quota share contracts written in 2005 in the Finite Risk segment that were not renewed, a reduction in the accident and health class of the Casualty segment and reductions in the North American property proportional and crop classes. These reductions are partially offset by increases in estimates of net written premiums of approximately $65,521,000 in the North American excess casualty classes related to business written in prior periods. We also commenced ceding 30% of premiums in certain property catastrophe classes under the Property Quota Share Agreement. The reduction in net premiums earned is also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Net investment income for the nine months ended September 30, 2006 and 2005 is $137,165,000 and $92,250,000, respectively. Net investment income increased in 2006 as compared with 2005 due to increased invested assets and increased yields. The increase in invested assets is attributable to positive net cash flows from operations in the twelve months since September 30, 2005 and the net proceeds from the issuance of common and preferred shares, partially offset by the repurchase of debt obligations in December 2005. Net investment income includes interest earned on funds held of $6,215,000 and $8,235,000 in 2006 and 2005, respectively. Net realized gains (losses) on investments are $22,000 and ($1,062,000) for the nine months ended September 30, 2006 and 2005, respectively. Net realized losses on investments in 2005 include a provision of $769,000 for the permanent impairment of an investment in Inter-Ocean Holdings Ltd., a non-public reinsurance company, included in other invested asset. Exclusive of this provision, net realized gains and losses on investments primarily result from our efforts to manage credit quality, duration and sector allocation of the investment portfolio as well as to balance our foreign currency denominated invested assets with our foreign currency denominated liabilities.
     Other income (expense) for the nine months ended September 30, 2006 and 2005 is ($1,927,000) and ($201,000), respectively. Other income (expense) is composed primarily of changes in fair value of fixed maturities classified as trading and net earnings or expense on several reinsurance contracts in the Finite Risk segment that are accounted for as deposits. Other income (expense) for the nine months ended September 30, 2006 includes ($1,404,000) of net unrealized losses relating to changes in fair value of fixed maturities classified as trading and ($573,000) of net expense on reinsurance contracts accounted for as deposits. Other income (expense) for the nine months ended September 30, 2005 includes

$128,000 of net unrealized gains relating to changes in fair value of fixed maturities classified as trading, $105,000 of earnings on reinsurance contracts accounted for as deposits and ($434,000) of interest expense related to funds withheld.
     Losses and LAE and the resulting loss ratios for the nine months ended September 30, 2006 and 2005 is as follows ($ in thousands):

	2006	2005	Decrease
Losses and LAE	$585,666	1,043,168	$(457,502)
Loss and LAE ratios	57.4%	82.0%	(24.6	) points
     The decreases in losses and LAE and the resulting loss and LAE ratio in 2006 as compared with 2005 are primarily due to an absence of major catastrophe losses in 2006 as compared with losses of $340,840,000 from Hurricanes Katrina and Rita representing 26.8% of net premiums earned in 2005. The decrease in net premiums earned also contributed to the decrease in losses and LAE in 2006. Losses and LAE and the resulting loss and LAE ratios are also impacted by favorable loss development of $33,583,000, representing 3.3% of net premiums earned in 2006 and $75,184,000, representing 5.9% of net premiums earned in 2005. Net premiums earned and related losses and LAE have decreased in the finite casualty, crop, trade credit and accident and health classes, which have loss ratios higher than our overall book of business. Additionally, net premiums earned have increased in catastrophe exposed classes that, in the absence of catastrophes, have lower loss ratios than our overall book of business. The loss and LAE ratios are also affected by changes in the mix of business.
     Acquisition expenses and resulting acquisition expense ratios for the nine months ended September 30, 2006 and 2005 are as follows ($ in thousands):

	2006	2005	Decrease
Acquisition expenses	$220,285	296,035	$(75,750)
Acquisition expense ratios	21.6%	23.3%	(1.7	) points
     The decrease in acquisition expenses is primarily due to the decrease in net premiums earned in 2006 as compared with 2005. The decrease in the acquisition expense ratio in 2006 as compared with 2005 is partially due to the decrease in assumed quota share contracts with higher ceding commissions than the remaining business in the Property and Marine and Finite Risk segments. The decrease is also due to lower commissions on property contracts in force in 2006 that have adjustable commissions and prior year catastrophe loss experience. Also contributing to the decrease in the acquisition expense ratio in 2006 as compared with 2005 is a ceding commission and override on the Property Quota Share Agreement.
     Operating expenses for the nine months ended September 30, 2006 and 2005 are $71,728,000 and $51,568,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings and its non-operating intermediate holding company subsidiaries. The increase in operating expenses is primarily due to increased incentive-based compensation accruals and increased fees relating to the Services and Capacity Reservation Agreement dated November 1, 2002 with RenaissanceRe Holdings Ltd. (the “RenRe Agreement”) that provides for a periodic review of aggregate property catastrophe exposures by RenaissanceRe Holdings Ltd. In 2006, operating expenses include approximately $11,024,000 of accruals for incentive-based compensation as compared with $867,000 in 2005. The change in incentive-based compensation reflects the increase in net income. Fees relating to the RenRe Agreement increased by

$1,200,000 due to an increase in gross premiums written in the catastrophe classes. The increase in operating expenses in 2006 also includes an increase in share-based compensation, due in part to the adoption of the new share based compensation accounting standard, and increases in other general and administrative expenses.
     Net foreign currency exchange (gains) losses for the nine months ended September 30, 2006 and 2005 are ($461,000) and $1,870,000, respectively. Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.
     Interest expense for the nine months ended September 30, 2006 and 2005 is $16,352,000 and $13,186,000, respectively. The increase in 2006 as compared with 2005 is due to the increase in average outstanding debt during the comparable periods. Interest expense in 2006 includes interest on the Series B Notes and the remaining balance of $42,840,000 of the Remarketed Notes. Interest expense in 2005 includes interest on the Series B Notes issued in May 2005 and interest on $137,500,000 of 5.25% Senior Guaranteed Notes. The Senior Guaranteed Notes were remarketed in August 2005 and then subsequently partially repurchased in December 2005.
     Income tax expense (benefit) and the effective income tax (benefit) rates for the nine months ended September 30, 2006 and 2005 are as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Income tax expense (benefit)	$18,958	(7,991)	$26,949
Effective income tax (benefit) rates	7.2%	18.6%	(11.4	) points
     The increase in income tax expense in 2006 as compared with 2005 is primarily due to net income in 2006 as compared with a net loss in 2005. The decrease in the effective tax rate is due to several factors. A higher percentage of income before income taxes is generated by Platinum Holdings and Platinum Bermuda in 2006, which are not subject to corporate income tax, offset by $8,150,000 of income tax that was incurred in 2005 as a result of the transfer of $183,350,000 of the proceeds from the issuance of the Series B Notes from Platinum Finance to Platinum Holdings. This transfer is considered to be a taxable distribution under U.S. tax law and, accordingly, subject to U.S. withholding tax. In 2006, the combined net income derived from Platinum Holdings and Platinum Bermuda is approximately 77.4% of the total income before tax expense as compared with 2005 when a significant amount of loss before income tax benefit was incurred by our subsidiaries in the United States and the United Kingdom where a tax benefit was available.
Segment Information
     We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance. We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Total underwriting income is reconciled to income before income tax expense. The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments for the three and nine months ended September 30, 2006 and 2005 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended September 30, 2006:
Net premiums written	$83,018	202,302	12,680	$298,000

Net premiums earned	97,686	214,427	27,496	339,609
Losses and LAE	17,181	149,698	24,549	191,428
Acquisition expenses	14,895	54,503	5,596	74,994
Other underwriting expenses	8,608	9,464	1,991	20,063

Segment underwriting income (loss)	$57,002	762	(4,640)	53,124

Net investment income				48,302
Net realized losses on investments				(57)
Net foreign currency exchange losses				(228)
Other income				1,714
Corporate expenses not allocated to segments				(5,285)
Interest expense				(5,452)

Income before income tax expense				$92,118

Ratios:
Loss and LAE	17.6%	69.8%	89.3%	56.4%
Acquisition expense	15.2%	25.4%	20.4%	22.1%
Other underwriting expense	8.8%	4.4%	7.2%	5.9%

Combined	41.6%	99.6%	116.9%	84.4%

Three months ended September 30, 2005:
Net premiums written	$133,350	216,659	60,177	$410,186

Net premiums earned	145,853	205,050	78,485	429,388
Losses and LAE	373,761	129,218	61,639	564,618
Acquisition expenses	17,753	50,097	31,008	98,858
Other underwriting expenses	3,632	1,894	524	6,050

Segment underwriting income (loss)	$(249,293)	23,841	(14,686)	(240,138)

Net investment income				36,441
Net realized losses on investments				(879)
Net foreign currency exchange gains				88
Other expense				(433)
Corporate expenses not allocated to segments				(2,030)
Interest expense				(6,839)

Loss before income tax benefit				$(213,790)

Ratios:
Loss and LAE	256.3%	63.0%	78.5%	131.5%
Acquisition expense	12.2%	24.4%	39.5%	23.0%
Other underwriting expense	2.5%	0.9%	0.7%	1.4%

Combined	271.0%	88.3%	118.7%	155.9%

	Property
	and Marine	Casualty	Finite Risk	Total
Nine Months Ended September 30, 2006:
Net premiums written	$333,906	583,950	(16,816)	$901,040

Net premiums earned	342,322	573,168	105,485	1,020,975
Losses and LAE	104,876	394,087	86,703	585,666
Acquisition expenses	55,783	141,025	23,477	220,285
Other underwriting expenses	27,642	23,487	3,935	55,064

Segment underwriting income (loss)	$154,021	14,569	(8,630)	159,960

Net investment income				137,165
Net realized gains on investments				22
Net foreign currency exchange gains				461
Other expense				(1,927)
Corporate expenses not allocated to segments				(16,664)
Interest expense				(16,352)

Income before income tax expense				$262,665

Ratios:
Loss and LAE	30.6%	68.8%	82.2%	57.4%
Acquisition expense	16.3%	24.6%	22.3%	21.6%
Other underwriting expense	8.1%	4.1%	3.7%	5.4%

Combined	55.0%	97.5%	108.2%	84.4%

Nine Months Ended September 30, 2005:
Net premiums written	$453,352	621,218	252,374	$1,326,944

Net premiums earned	414,719	588,541	268,638	1,271,898
Losses and LAE	492,300	375,187	175,681	1,043,168
Acquisition expenses	69,437	143,262	83,336	296,035
Other underwriting expenses	19,595	18,179	3,428	41,202

Segment underwriting income (loss)	$(166,613)	51,913	6,193	(108,507)

Net investment income				92,250
Net realized losses on investments				(1,062)
Net foreign currency exchange losses				(1,870)
Other expense				(201)
Corporate expenses not allocated to segments				(10,366)
Interest expense				(13,186)

Loss before income tax benefit				$(42,942)

Ratios:
Loss and LAE	118.7%	63.7%	65.4%	82.0%
Acquisition expense	16.7%	24.3%	31.0%	23.3%
Other underwriting expense	4.7%	3.1%	1.3%	3.2%

Combined	140.1%	91.1%	97.7%	108.5%

     Property and Marine
     The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets. This business includes catastrophe excess-of-loss treaties, per-risk excess-of-loss treaties and proportional treaties. This operating segment represents 27.8% and 32.5% of our net premiums written for the three months ended September 30, 2006 and 2005, respectively, and 37.1% and 34.2% of our net premiums written for the nine months ended September 30, 2006 and 2005, respectively.
     Three Months Ended September 30, 2006 as Compared with the Three Months Ended September 30, 2005
     Gross, ceded and net premiums written and earned for the three months ended September 30, 2006 and 2005 are as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Gross premiums written	$100,382	145,673	$(45,291)
Ceded premiums written	17,364	12,323	5,041

Net premiums written	83,018	133,350	(50,332)

Gross premiums earned	123,597	153,248	(29,651)
Ceded premiums earned	25,911	7,395	18,516

Net premiums earned	$97,686	145,853	$(48,167)

     Net premiums written decreased in the crop, North American property proportional, property risk excess and aviation classes of business in 2006. The reduction in the crop class is due to the expiration of a significant contract. The reduction in North American property proportional and property risk excess is due to our decision to favor North American catastrophe excess business over North American property proportional and property risk excess catastrophe exposed business. Net premiums written and net premiums earned in 2005 include additional premiums of $25,555,000 and $17,599,000, respectively, relating to Hurricanes Katrina and Rita. Excluding the additional premiums related to Hurricanes Katrina and Rita, net premiums written in the North American catastrophe excess class increased in 2006.. The reduction in the aviation class is due to the expiration of one proportional contract. Net premiums written and earned in 2006 as compared with 2005 also decreased as a result of the commencement of the Property Quota Share Agreement.
     Losses and LAE and the resulting loss ratios for the three months ended September 30, 2006 and 2005 are as follows ($ in thousands):

	2006	2005	Decrease
Losses and LAE	$17,181	373,761	$(356,580)
Loss and LAE ratios	17.6%	256.3%	(238.7	) points
     The decreases in losses and LAE and the resulting loss and LAE ratio in 2006 as compared with 2005 are primarily due to an absence of major catastrophe losses in 2006 as compared with losses of $316,840,000 from Hurricanes Katrina and Rita representing 217.2% of net premiums earned in 2005. The decrease in losses and LAE in 2006 as compared with 2005 is also due to the decrease in net premiums earned and more net favorable loss development in 2006 than in 2005. Favorable loss development is $26,179,000, representing 26.8% of net premiums earned in 2006, and $18,441,000, representing 12.6% of net premiums earned in 2005. In addition, the loss and LAE ratio is favorably impacted by a reduction in the crop class that has a higher expected loss ratio than the remainder of the segment. The loss and LAE ratios are also affected by other changes in the mix of business.
     Acquisition expenses and resulting acquisition expense ratios for the three months ended September 30, 2006 and 2005 are as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Acquisition expenses	$14,895	17,753	$(2,858)
Acquisition expense ratios	15.2%	12.2%	3.0	points
     The decrease in acquisition expenses in 2006 as compared with 2005 is primarily due to the decrease in net premiums earned. The increase in the acquisition expense ratio is the result of several factors. Net premiums earned have declined in the crop class where the acquisition ratio is lower than the remainder of the segment. Also, additional net premiums earned of $17,599,000 in 2005 resulting from Hurricanes Katrina and Rita have an acquisition ratio lower than the total Property and Marine segment. Acquisition expenses include increases in adjustable commissions of $1,436,000 in 2006, representing 1.5% of net premiums earned related to favorable loss development from prior years. Reductions in adjustable commissions in 2005 related to prior years are approximately $2,513,000, representing 1.7% of net premiums earned. The acquisition expense ratios are also affected by changes in the mix of business.
     Other underwriting expenses for the three months ended September 30, 2006 and 2005 are $8,608,000 and $3,632,000, respectively. Other underwriting expenses include costs such as salaries, rent and like items related to property and marine underwriting operations. The increase in other underwriting expenses in 2006 as compared with 2005 is primarily due to an increase in incentive-based compensation. The increase in incentive-based compensation in 2006 as compared with 2005 is due to increased net income in 2006, while in 2005 accruals were reduced as a result of net losses. Other underwriting expenses for the three months ended September 30, 2006 and 2005 include fees of $1,453,000 and $1,531,000, respectively, relating to the RenRe Agreement.
Nine Months Ended September 30, 2006 as Compared with the Nine Months Ended September 30, 2005
     Gross, ceded and net premiums written and earned for the nine months ended September 30, 2006 and 2005 are as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Gross premiums written	$409,561	472,493	$(62,932)
Ceded premiums written	75,655	19,141	56,514

Net premiums written	333,906	453,352	(119,446)

Gross premiums earned	404,560	427,273	(22,713)
Ceded premiums earned	62,238	12,554	49,684

Net premiums earned	$342,322	414,719	$(72,397)

     The decreases in net premiums written and earned in 2006 as compared with 2005 are across most classes of this segment, the most significant classes being the crop, North American property proportional and marine and aviation classes of business. The decrease in crop business is due to the expiration of a significant contract. The decrease in North American property proportional and property risk excess is due to our decision to favor North American catastrophe excess business over North

American property proportional and risk excess catastrophe exposed business. Net premiums written and net premiums earned in 2005 include additional premiums of $25,555,000 and $17,599,000, respectively, relating to Hurricanes Katrina and Rita. Excluding the additional premiums related to Hurricanes Katrina and Rita, net premiums written in the North American catastrophe class increased in 2006. Net written premiums written and earned are also reduced by the premiums ceded under Property Quota Share Agreement. Net premiums written and earned in 2005 include $2,744,000 of net additional premiums relating to prior year events.
     Losses and LAE and the resulting loss ratios for the nine months ended September 30, 2006 and 2005 are as follows ($ in thousands):

	2006	2005	Decrease
Losses and LAE	$104,876	492,300	$(387,424)
Loss and LAE ratios	30.6%	118.7%	(88.1	) points
     The decreases in losses and LAE and the resulting loss and LAE ratio in 2006 as compared with 2005 are primarily due to an absence of major catastrophe losses in 2006 as compared with losses of $316,840,000 from Hurricanes Katrina and Rita, representing 76.4% of net premiums earned in 2005. The decreases in 2006 as compared with 2005 are also due to the decrease in net premiums earned and the difference in favorable loss development. Losses and LAE and the resulting loss and LAE ratios in 2006 and 2005 are impacted by favorable loss development of $43,571,000, representing 12.7% of net premiums earned in 2006 and $27,527,000 representing 6.6% of net premiums earned in 2005. In addition, the loss and LAE ratio is impacted by an increase in catastrophe business in 2006 that, in the absence of catastrophe events, has a lower loss ratio than the remainder of the segment and a decrease in crop business in 2006 that has a higher loss ratio than the remainder of the segment. The loss and LAE ratios are also affected by changes in the mix of business.
     Acquisition expenses and resulting acquisition expense ratios for the nine months ended September 30, 2006 and 2005 are as follows ($ in thousands):

	2006	2005	Decrease
Acquisition expenses	$55,783	69,437	$(13,654)
Acquisition expense ratios	16.3%	16.7%	(0.4	) points
     The decrease in acquisition expenses in 2006 as compared with 2005 is primarily due to the decrease in net premiums earned. The decrease in the acquisition expense ratio is due in part to the commencement of the Property Quota Share Agreement which has an override and profit commission. Net premiums earned in 2006 have a greater proportion of catastrophe excess business that has lower acquisition expenses and a smaller proportion of pro rata business which has higher acquisition expenses. Acquisition expenses include increases in commissions of $2,460,000 in 2006, representing 0.7% of net premiums earned related to favorable loss development from prior years as compared with insignificant commission adjustments in 2005. The acquisition expense ratios are also impacted by changes in the mix of business.
     Other underwriting expenses for the nine months ended September 30, 2006 and 2005 are $27,642,000 and $19,595,000, respectively. The increase in other underwriting expenses in 2006 as compared with 2005 is primarily due to increased incentive-based compensation and increased fees relating to the RenRe Agreement. The increase in incentive-based compensation in 2006 as compared with 2005 is due to increased net income in 2006, while in 2005 accruals were significantly less as a result of net losses. Other underwriting expenses for the nine months ended September 30, 2006 and 2005 include fees of $6,292,000 and $5,092,000, respectively, relating to the RenRe Agreement. The increase in the fee in 2006 as compared with 2005 is due to an increase in gross premiums written in the catastrophe classes of business subject to the fee.
     Casualty
     The Casualty operating segment principally includes reinsurance treaties that cover umbrella liability, general and product liability, professional liability, workers’ compensation, casualty clash, automobile liability, surety and trade credit. This operating segment also includes accident and health treaties, which are predominantly reinsurance of health insurance products. This operating segment represents 67.9% and 52.8% of our net premiums written for the three months ended September 30, 2006 and 2005, respectively, and 64.8% and 46.8% of our net premiums written for the nine months ended September 30, 2006 and 2005, respectively.
Three Months Ended September 30, 2006 as Compared with the Three Months Ended September 30, 2005
     Gross, ceded and net premiums written and earned for the three months ended September 30, 2006 and 2005 are as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Gross premiums written	$202,395	216,643	$(14,248)
Ceded premiums written	93	(16)	109

Net premiums written	202,302	216,659	(14,357)

Gross premiums earned	214,521	205,127	9,394
Ceded premiums earned	94	77	17

Net premiums earned	$214,427	205,050	$9,377

     The decrease in net premiums written in 2006 as compared with 2005 is due to reductions across most of the casualty classes, most significantly in the accident and health class. The decrease in net premiums written is partially offset by increases of $38,427,000 in premium estimates in the North American excess casualty classes related to business written in prior periods. The increase in net premiums earned is due to the increase in estimates of prior years’ North American excess casualty premiums, a significant portion of which is earned. Net earned premiums are also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Losses and LAE and the resulting loss ratios for the three months ended September 30, 2006 and 2005 are as follows ($ in thousands):

	2006	2005	Increase
Losses and LAE	$149,698	129,218	$20,480
Loss and LAE ratios	69.8%	63.0%	6.8	points
     The increase in loss and LAE in 2006 as compared with 2005 is due to less net favorable loss development in 2006 as compared with 2005 as well as an increase in the loss and LAE ratio. The increase in the loss and LAE ratio in 2006 as compared with 2005 is due to higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy. Losses and LAE include approximately $582,000 of net unfavorable loss development, representing 0.3% of net premiums earned in 2006 and approximately $5,546,000 of net favorable loss development, representing 2.7% of net premiums earned in 2005. The net favorable loss development in 2005 results primarily from casualty classes with short loss development periods. The loss ratio is also affected by changes in the mix of business within the segment.
     Acquisition expenses and resulting acquisition expense ratios for the three months ended September 30, 2006 and 2005 are as follows ($ in thousands):

	2006	2005	Increase
Acquisition expenses	$54,503	50,097	$4,406
Acquisition expense ratios	25.4%	24.4%	1.0	points
     The increase in acquisition expenses is primarily due to the increase in net premiums earned in 2006 as compared with 2005. The acquisition expense ratios are impacted by changes in the mix of business.
     Other underwriting expenses for the three months ended September 30, 2006 and 2005 are $9,464,000 and $1,894,000, respectively, and represent costs such as salaries, rent and like items. The increase in other underwriting expenses in 2006 as compared with 2005 is primarily due to an increase in incentive-based compensation. The increase in incentive-based compensation in 2006 as compared with 2005 is due to increased net income in 2006, while in 2005 accruals were reduced as a result of net losses.
Nine Months Ended September 30, 2006 as Compared with the Nine Months Ended September 30, 2005
     Gross, ceded and net premiums written and earned for the nine months ended September 30, 2006 and 2005 are as follows ($ in thousands):

	2006	2005	Decrease
Gross premiums written	$584,026	621,302	$(37,276)
Ceded premiums written	76	84	(8)

Net premiums written	583,950	621,218	(37,268)

Gross premiums earned	573,244	589,078	(15,834)
Ceded premiums earned	76	537	(461)

Net premiums earned	$573,168	588,541	$(15,373)

     The decrease in net premiums written in 2006 is primarily due to reductions of business written across most casualty classes in the 2006 underwriting year, most significantly in the accident and health and trade credit classes. The decrease in net premiums written in the 2006 underwriting year is partially offset by increases in estimates of net written premiums of $65,521,000 in the North American excess casualty classes related to business written in prior underwriting years. The decrease in net premiums earned in 2006 is the result of the decrease in net premiums written in the 2006 underwriting year, partially offset by increases in premium estimates from prior underwriting years. Net premiums written and earned are also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

     Losses and LAE and the resulting loss ratios for the nine months ended September 30, 2006 and 2005 are as follows ($ in thousands):

	2006	2005	Increase
Losses and LAE	$394,087	375,187	$18,900
Loss and LAE ratios	68.8%	63.7%	5.1	points
     The increase in losses and LAE in 2006 as compared with 2005 is primarily due to an increase in the loss and LAE ratio. The increase in the loss and LAE ratio in 2006 as compared with 2005 is due to less net favorable loss development in 2006 than in 2005 and higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy. Losses and LAE include net favorable loss development of approximately $312,000, representing 0.1% of net premiums earned in 2006, and approximately $17,355,000 of net favorable loss development, representing 2.9% of net premiums earned in 2005. The net favorable loss development is primarily in casualty classes with short loss development periods. The loss ratio is also affected by the changes in the mix of business within the segment.
     Acquisition expenses and resulting acquisition expense ratios for the nine months ended September 30, 2006 and 2005 are as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Acquisition expenses	$141,025	143,262	$(2,237)
Acquisition expense ratios	24.6%	24.3%	0.3	points
     The decrease in acquisition expenses is primarily due to the decrease in net premiums earned in 2006 as compared with 2005. The resulting acquisition expense ratios are comparable.
     Other underwriting expenses for the nine months ended September 30, 2006 and 2005 are $23,487,000 and $18,179,000, respectively. Other underwriting expenses include costs such as salaries, rent and like items related to casualty underwriting operations. The increase in other underwriting expenses in 2006 as compared with 2005 is primarily due to increased incentive-based compensation. The increase in incentive-based compensation in 2006 as compared with 2005 is due to increased net income in 2006, while in 2005 accruals were significantly less as a result of net losses.
     Finite Risk
     The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. In exchange for contractual features that limit our downside risk, reinsurance contracts we classify as finite risk provide the potential for significant profit commission to the ceding company. The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products. The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract. The three main categories of our finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss. Due to the often significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of loss and loss adjustment expense and acquisition expense ratios. The ongoing industry-wide investigations by legal and regulatory authorities into potential misuse of finite products have curtailed demand for finite risk products in 2006 and 2005. This operating segment represents 4.3%

and 14.7% of our net premiums written for the three months ended September 30, 2006 and 2005, respectively, and (1.9%) and 19.0% of our net premiums written for the nine months ended September 30, 2006 and 2005, respectively.
Three Months Ended September 30, 2006 as Compared with the Three Months Ended September 30, 2005
     Gross, ceded and net premiums written and earned for the three months ended September 30, 2006 and 2005 are as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Gross premiums written	$16,848	62,830	$(45,982)
Ceded premiums written	4,168	2,653	1,515

Net premiums written	12,680	60,177	(47,497)

Gross premiums earned	31,664	81,468	(49,804)
Ceded premiums earned	4,168	2,983	1,185

Net premiums earned	$27,496	78,485	$(50,989)

     The Finite Risk segment consists of a small number of contracts that are large in premium size and, consequently, overall premium volume may vary significantly from year to year. The decrease in net premiums written and earned is primarily due to the termination of two finite casualty quota share contracts.
     Losses and LAE, acquisition expenses and the resulting ratios for the three months ended September 30, 2006 and 2005 are as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Losses and LAE	$24,549	61,639	$(37,090)
Loss and LAE ratios	89.3%	78.5%	10.8	points
Acquisition expenses	$5,596	31,008	$(25,412)
Acquisition expense ratios	20.4%	39.5%	(19.1	) points
Losses, LAE and acquisition expenses	$30,145	92,647	$(62,502)
Loss, LAE and acquisition expense ratios	109.7%	118.0%	(8.3	) points
     The decreases in losses, LAE and acquisition expenses and the loss, LAE and acquisition expense ratio in 2006 as compared with 2005 are primarily due to an absence of major catastrophe losses in 2006 as compared with losses of $24,000,000 from Hurricanes Katrina and Rita, representing 30.6% of net premiums earned in 2005. The decrease in losses, LAE and acquisition expenses in 2006 is also due to the decrease in net premiums earned. The decrease in the loss, LAE and acquisition expense ratio in 2006 is partially offset by net unfavorable development of approximately of $3,823,000, representing 13.9% of net premiums earned in 2006, as compared with net favorable development of approximately $11,364,000, representing 14.5% of net premiums earned in 2005. Also contributing to the decrease in the loss, LAE and acquisition ratio in 2006 is the termination of two finite casualty quota share contracts that had higher combined ratios than the remainder of the Finite Risk segment.

     Other underwriting expenses for the three months ended September 30, 2006 and 2005 are $1,991,000 and $524,000, respectively, and represent costs such as salaries, rent and like items. The increase in other underwriting expenses in 2006 as compared with 2005 is primarily due to an increase in incentive-based compensation. The increase in incentive compensation costs in 2006 as compared with 2005 is due to increased net income in 2006, while in 2005 accruals were reduced as a result of net losses.
Nine Months Ended September 30, 2006 as Compared with the Nine Months Ended September 30, 2005
     Gross, ceded and net premiums written and earned for the nine months ended September 30, 2006 and 2005 are as follows ($ in thousands):

	2006	2005	Decrease
Gross premiums written	$(8,790)	272,852	$(281,642)
Ceded premiums written	8,026	20,478	(12,452)

Net premiums written	(16,816)	252,374	(269,190)

Gross premiums earned	114,864	287,393	(172,529)
Ceded premiums earned	9,379	18,755	(9,376)

Net premiums earned	$105,485	268,638	$(163,153)

     The decrease in net premiums written and earned in 2006 as compared with 2005 is primarily attributable to the termination of two significant finite casualty contracts. One of the contracts was terminated effective January 1, 2006 on a cut-off basis, which resulted in the return of previously written but unearned premium.
     Losses and LAE, acquisition expenses and the resulting ratios for the nine months ended September 30, 2006 and 2005 are as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Losses and LAE	$86,703	175,681	$(88,978)
Loss and LAE ratios	82.2%	65.4%	16.8	points
Acquisition expenses	$23,477	83,336	$(59,859)
Acquisition expense ratios	22.3%	31.0%	(8.7	) points
Losses, LAE and acquisition expenses	$110,180	259,017	$(148,837)
Loss, LAE and acquisition expense ratios	104.5%	96.4%	8.1	points
     The decrease in losses, LAE and acquisition expenses in 2006 as compared with 2005 is due to the reduction in net premiums earned, partially offset by an increase in the loss, LAE and acquisition expense ratio. The increase in the loss, LAE and acquisition expense ratio in 2006 is due to net unfavorable development of approximately $9,853,000 representing 9.3% of net premiums earned in 2006, as compared with net favorable development of approximately $25,813,000, representing 9.6% of net premiums earned in 2005. This is partially offset by an absence of major catastrophe losses in 2006 as compared with losses of $24,000,000 from Hurricanes Katrina and Rita representing 8.9% of net premiums earned in 2005. Also contributing to the decrease in the loss, LAE and acquisition ratio in 2006 is the termination of two finite casualty quota share contracts that had higher combined ratios than the remainder of the Finite Risk portfolio.

     Other underwriting expenses for the nine months ended September 30, 2006 and 2005 are $3,935,000 and $3,428,000, respectively, and represent costs such as salaries, rent and like items. The increase in other underwriting expenses in 2006 as compared with 2005 is primarily due to increased incentive-based compensation. The increase in incentive-based compensation in 2006 as compared with 2005 is due to increased net income in 2006, while in 2005 accruals were significantly less as a result of net losses.
Financial Condition, Liquidity and Capital Resources
     Financial Condition
     Cash and cash equivalents and investments as of September 30, 2006 and December 31, 2005 are as follows ($ in thousands):

	September 30,	December 31,	Increase
	2006	2005	(decrease)
Cash and cash equivalents	$773,323	820,746	$(47,423)
Fixed maturity securities	3,354,152	2,987,703	366,449
Preferred stocks	8,322	8,186	136
Short-term investments	42,502	8,793	33,709
Other invested asset	5,000	5,000	—

Total	$4,183,299	3,830,428	$352,871

     The net increase in total cash and cash equivalents and investments is due to positive net cash flows from operations in the nine months ended September 30, 2006. This increase was partially offset by the decline in fair value of our investments. Our available-for-sale and trading portfolios are composed primarily of diversified, high quality, predominantly publicly traded fixed maturity securities. Our investment portfolio, excluding cash and cash equivalents, had a weighted average duration of 3.0 years as of September 30, 2006. We maintain and periodically update our overall duration target for the portfolio and routinely monitor the composition of, and cash flows from, the portfolio to maintain liquidity necessary to meet our obligations.
     Premiums receivable include significant estimates. Premiums receivable as of September 30, 2006 of $385,052,000 include $318,328,000 that is based upon estimates. Premiums receivable as of December 31, 2005 of $567,449,000 include $496,603,000 that is based upon estimates. The decrease in premiums receivable as of September 30, 2006 as compared with December 31, 2005 is due to the decrease in premiums written. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. As of September 30, 2006, based on our historical experience, the general profile of our ceding companies and our ability, in most cases, to contractually offset premiums receivable with losses and LAE or other amounts payable to the same parties, we did not establish an allowance for uncollectible premiums receivable.
     Unpaid losses and LAE as of September 30, 2006 of $2,358,801,000 include $1,616,905,000 of estimates of claims that are incurred but not reported (“IBNR”). Unpaid losses and LAE as of December 31, 2005 of $2,323,990,000 includes $1,812,245,000 of IBNR. IBNR decreased during the nine months ended September 30, 2006 as losses related to the 2005 Hurricanes and hurricane losses of 2004 were reported and paid. Paid losses related to the 2005 Hurricanes and hurricane losses of 2004 during the nine months ended September 30, 2006 are approximately $209,974,000.
     Commissions payable as of September 30, 2006 of $143,672,000 include $128,510,000 that is based on premium estimates. Commissions payable as of December 31, 2005 of $186,654,000 include $167,949,000 that is based upon estimates. The decrease in commissions payable as of September 30, 2006 as compared with December 31, 2005 is due to the decrease in premiums written and is consistent with the decrease in premiums receivable.
     Sources of Liquidity
     Our sources of funds consist of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, cash and cash equivalents held, borrowings under the credit facility described below as well as the sale of debt or equity securities. Net cash flows provided by operations, excluding trading securities activities, for the nine months ended September 30, 2006 are $475,017,000.
     Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All of its reinsurance operations are conducted through its wholly owned operating subsidiaries: Platinum Bermuda, Platinum US and Platinum UK. As a holding company, the cash flows of Platinum Holdings consist primarily of interest, dividends and other permissible payments from its subsidiaries and issuances of securities. Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the payment of dividends to its preferred and common shareholders.
     We filed an unallocated universal shelf registration statement with the Securities and Exchange Commission (the “SEC”), which the SEC declared effective on November 4, 2005. This shelf registration statement provides the capacity to issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of the above, including debt securities of Platinum Finance, unconditionally guaranteed by Platinum Holdings. To affect any such sales from time to time, Platinum Holdings and/or Platinum Finance will file one or more supplements to the prospectus forming a part of such registration statement, which will provide details of any proposed offering. In December 2005, Platinum Holdings issued $132,909,000 of Common Shares and $173,363,000 of mandatory convertible preferred shares under this unallocated shelf registration statement.
     On December 1, 2005, certain reform measures simplifying the process for conducting registered securities offerings under the Securities Act of 1933 (the “Securities Act”) came into effect. The new rules provide that shelf registration statements of certain well-known seasoned issuers, such as Platinum Holdings, are eligible for effectiveness automatically upon filing. Should Platinum Holdings seek to issue securities in the future, it may make use of the new rules.
     On October 21, 2005 we entered into a three-year $200,000,000 credit agreement with a syndicate of lenders. On September 13, 2006, we amended and restated the existing three-year $200,000,000 credit agreement and entered into a five-year $400,000,000 credit agreement with a syndicate of lenders. The amended and restated credit agreement consists of a $150,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit and a $250,000,000 senior secured credit facility available for letters of credit. The revolving line of credit generally will be available for our working capital, liquidity and general corporate requirements and those of our subsidiaries. Platinum Holdings and Platinum Finance have guaranteed borrowings by our reinsurance subsidiaries. The interest rate on borrowings under the credit facility is based on our election of either: (1) LIBOR plus 50 basis points or (2) the higher of: (a) the prime interest rate of the lead bank providing the credit facility, or (b) the federal funds rate plus 50 basis points. The interest rate based on LIBOR rate would increase or decrease by up to 12.5 basis points should our senior unsecured debt credit rating increase or decrease.
     Liquidity Requirements
     Our principal consolidated cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses and dividends to our preferred and common shareholders, the servicing of debt, the acquisition of and investment in businesses, capital expenditures, purchase of retrocessional contracts and payment of taxes. The catastrophe losses of 2005 and, to a lesser extent, those in 2004, are estimated to generate an unusually large amount of loss and LAE payments over the next year that could adversely affect net cash flows from operations.
     Platinum Bermuda and Platinum UK are not licensed, approved or accredited as reinsurers anywhere in the United States and, therefore, under the terms of most of their contracts with United States ceding companies, they are required to provide collateral to their ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld. Platinum Bermuda and Platinum UK provide letters of credit through the credit agreement described above and through other commercial banks and may be required to provide the banks with a security interest in certain investments of Platinum Bermuda and Platinum UK.
     In 2002, we entered into several agreements with The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc. (“St. Paul”), for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements are quota share retrocession agreements effective November 2, 2002 under which we assumed from St. Paul unearned premiums, unpaid losses and LAE and certain other liabilities on reinsurance contracts becoming effective in 2002 (the “Quota Share Retrocession Agreements”). Platinum US is obligated to collateralize the liabilities assumed from St. Paul under the Quota Share Retrocession Agreements. Platinum Bermuda and Platinum US have reinsurance and other contracts that also require them to provide collateral to ceding companies should certain events occur, such as a decline in the rating by A.M. Best Company, Inc. (“A.M. Best”) below specified levels or a decline in statutory equity below specified amounts, or the attainment of specified levels of assumed liabilities from certain ceding companies. Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.
     We believe that the net cash flows generated by the operating activities of our subsidiaries in combination with cash and cash equivalents on hand will provide sufficient funds to meet our liquidity needs over the next twelve months. Beyond the next twelve months, cash flows available to us may be influenced by a variety of factors, including economic conditions in general and in the insurance and reinsurance markets, legal and regulatory changes as well as fluctuations from year to year in claims experience and the occurrence or absence of large catastrophic events. If our liquidity needs accelerate beyond our ability to fund such obligations from current operating cash flows, we may need to liquidate a portion of our investment portfolio, borrow under the credit facility described above or raise additional capital in the capital markets. Our ability to meet our liquidity needs by selling investments or raising additional capital is subject to the timing and pricing risks inherent in the capital markets.
     Capital Resources
     Platinum Holdings, Platinum Bermuda, Platinum US and Platinum UK do not have any material commitments for capital expenditures as of September 30, 2006.

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
Current Outlook
     The 2005 Hurricanes caused significant losses to insurers and reinsurers during the third and fourth quarters of 2005. Following these events, rating agencies strengthened the capital requirements for companies with catastrophe exposures. Many reinsurers added capital through equity and debt offerings as well as the creation of special purpose vehicles to share in business underwritten by the sponsor, though some, nonetheless, had their financial strength ratings downgraded. After raising additional capital, our A.M. Best rating of “A” (Excellent) was affirmed, which we believe strengthened our relative position in the marketplace.
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
     We believe 2006 renewal negotiations have been more contentious than usual. We experienced account turnover across all lines of business. However, terms and conditions on most of our renewed treaties improved or remained substantially unchanged depending on the line of business. For reinsurance with exposures to North American hurricanes, demand has continued to exceed capacity and rates have increased further since January 1, 2006.
     For the Property and Marine segment, underlying primary rates and reinsurance rates have increased considerably, particularly for risks exposed to Atlantic hurricanes. During 2006 we have achieved average rate increases of over 50% on our U.S. property catastrophe excess renewal business and approximately 10% on our non-U.S. property catastrophe excess renewal business, as well as average rate increases of approximately 40% on our marine renewal business. Despite having increased our assumptions for the frequency and severity of U.S. windstorm catastrophe exposures, we believe these rate increases result in a portfolio of catastrophe exposed business with expected profitability that is higher than the expected profitability of last year’s portfolio. Per risk excess rate increases averaged almost 30% in our U.S. renewal business and approximately 5% in our international renewal business. The catastrophe exposure contained within the U.S. per risk excess contracts has been reduced through more restrictive terms and conditions.
     During 2006 we wrote more property catastrophe excess-of-loss business and less property risk excess-of-loss and proportional business. Property risk excess-of-loss and proportional business typically generates relatively more premium than property catastrophe excess-of-loss business having a similar catastrophe risk level. However, we believe property catastrophe excess-of-loss business generally provides more quantifiable catastrophe exposure and is currently priced more attractively.
     For 2006, we have targeted our net probable maximum loss from catastrophe exposures at various occurrence levels to be relatively lower as a percentage of our expected total capital than in prior years. For example, we expect our net probable maximum loss from catastrophe exposures at the 1 in 250 year occurrence level to be no more than approximately 20% of total capital for 2006 versus approximately 30% of total capital for 2005. For the balance of the year we will seek to write business that does not significantly contribute to our largest probable maximum loss exposures. We believe this lower level of net catastrophe exposure will reduce the expected volatility of our operating results.
     So far in 2006 there has been a lack of major catastrophe activity and, significantly, no major land-falling hurricanes. We expect that reinsurers will approach 2007 with more capital and greater underwriting capacity than they had in 2006. However, strong demand will likely overcome the increased capacity for North American catastrophe exposed business resulting in further rate increases. We believe that most other classes within the Property and Marine segment will experience some rate deterioration for the remainder of 2006 and early 2007. For 2007 we will continue to emphasize the excess-of-loss products and plan to deploy capacity such that up to 22.5% of our total capital could be exposed to an event with a probability of 1 in 250 years.
     For the Casualty segment, pricing has begun to show signs of softening. Ceding companies are willing to increase retentions and reinsurers are competing for participation on the best treaties. After the 2005 Hurricanes rates had stabilized in certain lines of business, however, rates have started to decline again in 2006. As a result, we believe that the business now being underwritten has a slightly lower level of expected profitability as compared with the business we wrote during a similar period in 2005. We have continued to pull back in accident and health and financial lines and have begun to cut back in high excess casualty and umbrella. We have written approximately the same amount of surety, political risk, medical malpractice and regional business as we did during the comparable period in 2005. We believe that financial security remains a significant concern for buyers of long-tailed reinsurance protection who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record. We expect market conditions to continue to weaken through the remainder of 2006 and in early 2007 and that fewer casualty opportunities will be attractive. We believe that our rating, capitalization and reputation as a lead casualty reinsurer position us well to write profitable business as the opportunities arise. For 2007 we expect to write less casualty business than we did in 2006. We expect the underwriting profit margins on this business to decrease reflecting the softening environment.
     In the Finite Risk segment, we believe that the ongoing investigations by the SEC, the office of the Attorney General for the State of New York, the U.S. Attorney for the Southern District of New York as well as various non-U.S. regulatory authorities continues to reduce demand for limited risk transfer products in 2006. We believe we can deploy our human and financial capital more profitably in other lines of business. As a result, we are devoting fewer underwriting and pricing resources to this segment than in prior years and wrote a relatively small amount of finite business during 2006 relative to the comparable period last year. We expect the relatively low level of demand will continue during 2006 and in early 2007. We expect to continue deemphasizing this segment and instead focus our efforts on our Property and Marine and Casualty segments.
Critical Accounting Policies, Estimates and Judgments
     It is important to understand our accounting policies in order to understand our financial position and results of operations. We consider certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and valuation assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Certain of the estimates and assumptions result from judgments that are necessarily subjective and consequently actual results may differ from these estimates. Our critical accounting policies include premiums written and earned, unpaid losses and LAE, reinsurance, investments, income taxes and stock-based compensation. The critical accounting policies presented herein are also discussed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Premiums
     Assumed reinsurance premiums are recognized as revenues when premiums become earned proportionately over the coverage period. Net premiums earned are recorded in the statement of operations, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded on the balance sheet as unearned premiums, gross of any ceded unearned premiums.
     Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period. Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by estimates of premiums that are written but not reported (“WBNR”). The premium estimation process considers the terms and conditions of the reinsurance contracts and assumes that the contracts will remain in force until expiration. The estimation of written premiums could be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions. In addition to estimating WBNR, we estimate the portion of premiums earned but not reported (“EBNR”). We also estimate the expenses associated with these premiums in the form of losses, LAE and commissions. The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses. Premiums are generally reported within two years.
     When estimating premiums written and earned, we segregate business into classes by type of coverage and type of contract (approximately 80 classes). Within each class, business is further segregated by the year in which the contract incepted (the “Underwriting Year”), starting with 2002. Estimates of WBNR and EBNR are made for each class and Underwriting Year. Premiums are estimated based on ceding company estimates and our own judgment after considering factors such as the ceding company’s historical premium versus projected premium, the ceding company’s history of providing accurate estimates, anticipated changes in the marketplace and the ceding company’s competitive position therein, reported premiums to date and the anticipated impact of proposed underwriting changes. The net impact on the results of operations of changes in estimated premiums earned is reduced by the losses and acquisition expenses related to such premiums earned.
     Premiums receivable include premiums billed and in the course of collection as well as WBNR. WBNR is the component of premiums receivable that is subject to judgment and uncertainty. Premiums receivable as of September 30, 2006 of $385,052,000 include $318,328,000 of WBNR that is based upon estimates. The appropriateness of WBNR is evaluated in light of the actual premium reported by the ceding companies and any adjustments to WBNR and EBNR that represent premiums earned are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made. The initial estimates of premiums derived by our underwriting function in respect of the nine months ended September 30, 2006 were evaluated. The cumulative impact of our evaluation in respect of premiums receivable as of September 30, 2006 was to reduce WBNR by approximately $14,845,000 or 4.5%. WBNR premium receivable in our North American casualty claims-made excess of loss reinsurance class was $69,984,000 of the $318,328,000 as of September 30, 2006 and reflects a $5,500,000 reduction from initial premium estimates. We believe that we reasonably could have made an adjustment of between $0 and $5,500,000 with respect to this reinsurance class at September 30, 2006. Had we not made this adjustment, the reinsurance premiums receivable for this class would have been $75,484,000 at September 30, 2006.
     Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and premiums earned represents estimated premiums and are not currently due based on the terms of the underlying contracts. Premiums earned, including EBNR, are a measure of exposure to losses, LAE and acquisition expenses. Consequently, when previous estimates of premiums earned are increased or decreased, the related provisions for losses and LAE and acquisition expenses previously recorded are also adjusted accordingly. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. As of September 30, 2006, based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset those premium receivables against losses and loss adjustment expense or other amounts payable to the same parties, we did not establish an allowance for uncollectible premiums receivable.
     Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the loss experience under the contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses. These premiums relate to the future coverage obtained for the remainder of the initial contract term and are earned over the remaining contract term. Additional premiums are those premiums triggered by losses and not related to reinstatement of limits and are immediately earned. Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on loss experience under such contracts. Any unearned premium existing at the time a contract limit is exhausted is immediately earned.
     Unpaid Losses and LAE
     One of the most significant judgments made by management in the preparation of financial statements is the estimation of unpaid losses and LAE, also referred to as “loss reserves.” Unpaid losses and LAE include estimates of the cost of claims that were reported but not yet paid, generally referred to as case reserves, and the cost of claims that were incurred but not reported. These liabilities are balance sheet estimates of future amounts required to pay losses and LAE for reinsured claims for which we are liable and that have occurred at or before the balance sheet date. Every quarter, our actuaries prepare estimates of the loss reserves based on established actuarial techniques. Because the ultimate amount of unpaid losses and LAE is uncertain, we believe that the quantitative techniques used to estimate these amounts are enhanced by professional and managerial judgment. Management reviews these estimates and determines its best estimate of the liabilities to record in our financial statements. From time to time we may obtain third party actuarial reviews of a portion or all of our unpaid losses and LAE to assist in the reserve valuation process.
     While we commenced operations in 2002, the business written is sufficiently similar to the historical business of the reinsurance underwriting segment of St. Paul (“St. Paul Re”) such that we use the historical loss experience of this business, which is periodically updated by St. Paul Re, to estimate our initial expected ultimate losses and the expected patterns of reported losses. These patterns can span more than a decade and, given our own limited history, the availability of the St. Paul Re data is a valuable asset.
     We do not establish liabilities until the occurrence of an event that may give rise to a loss. When an event of sufficient magnitude occurs, we may establish IBNR specific to such an event. Generally, this is done following a catastrophe that affects many ceding companies. Ultimate losses and LAE are based on management’s judgment and reflect estimates gathered from ceding companies, estimates of insurance industry losses gathered from public sources and estimates derived from catastrophe modeling software.
     Unpaid losses and LAE represent management’s best estimate, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that the ultimate liability may materially differ from such estimates. Such estimates are not precise due to the fact that, among other things, they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other factors. Because of the degree of reliance that we necessarily place on ceding companies for claims reporting, the associated time lag, the low frequency/high severity nature of some of the business that we underwrite and the varying reserving practices among ceding companies, our reserve estimates are highly dependent on management judgment and are therefore uncertain. Estimates of unpaid losses and LAE are periodically reviewed and adjusted as new information becomes available. Any such adjustments are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made.
     The gross liabilities recorded on our balance sheet as of September 30, 2006 for unpaid losses and LAE are $2,358,801,000. The following table sets forth a breakdown between case reserves and IBNR by segment at September 30, 2006 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Case reserves	$379,804	244,409	117,683	$741,896
IBNR	248,173	1,124,592	244,140	1,616,905

Total unpaid losses and LAE	$627,977	1,369,001	361,823	$2,358,801

     Case reserves are usually based upon claim reports received from ceding companies. The information we receive varies by ceding company and includes paid losses and case reserves and may include an estimated provision for IBNR. Case reserves may be increased or decreased by our claims personnel based on receipt of additional information, including information received from ceding companies. IBNR is based on actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method. IBNR related to a specific event may be based on our estimated exposure to an industry loss and may include the use of catastrophe modeling software.
     Generally, initial actuarial estimates of IBNR not related to a specific event are based on the loss ratio method applied to each Underwriting Year for each class of business. Actual paid losses and case reserves, generally referred to as reported losses, are subtracted from expected ultimate losses to determine IBNR. The initial expected ultimate losses involve management judgment and are based on: (i) contract by contract expected loss ratios derived from our pricing process, and (ii) our historical loss ratios and those of St. Paul Re adjusted for rate changes and trends. These judgments take into account management’s view of past, current and future: (i) market conditions, (ii) changes in the business underwritten, (iii) changes in timing of the emergence of claims and (iv) other factors that may influence expected ultimate losses.
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
     When estimating unpaid losses and LAE, we segregate business into classes by type of coverage and type of contract (approximately 80 classes). Within each class the business is further segregated by Underwriting Year, starting with 2002.

     Multiple point estimates using a variety of actuarial techniques are calculated for many, but not all, of our 80 classes of coverage for each Underwriting Year. We do not believe that these multiple point estimates are or should be considered a range. Our actuaries consider each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors such as historical ultimate loss ratios, the presence of individual large losses and known occurrences that have not yet resulted in reported losses. For some classes of business our actuaries believe that a review of individual contract information improves the loss reserve estimate. For example, individual contract review is particularly important for the Finite Risk segment and the accident and health class within the Casualty segment. Once our actuaries make their determinations of the most appropriate point estimate for each class, this information is aggregated and reviewed and approved by management. At September 30, 2006 the liability for unpaid losses and LAE that we recorded includes the point estimates of IBNR prepared by our actuaries.
     Generally, North American casualty excess business has the longest pattern of reported losses and, therefore, loss estimates have a higher degree of uncertainty than other reinsurance classes. IBNR for these classes at September 30, 2006 was $859,564,000, which was 53% of the total IBNR at that date. Because estimates of unpaid losses and LAE related to North American casualty excess business have a higher degree of uncertainty, we would not consider a variance of five percentage points from the initial expected loss ratio to be unusual. As an example, a change in the initial expected loss ratio from 66% to 71% would result in an increase of the IBNR for these classes by $80,100,000. This equates to approximately 8% of the liability for total unpaid losses and LAE for these classes at September 30, 2006. As another example, if the estimated pattern of reported losses was accelerated by 5% the IBNR for these classes would decrease by $300,000, which is less than 1%. We have selected these two inputs as examples of sensitivity analyses because we believe that the two most important inputs to the reserve estimation methodologies described above are the initial expected loss ratio and the estimated pattern of reported losses.
     The pattern of reported losses is determined utilizing actuarial analysis, including management’s judgment, and is based on historical patterns of paid losses and reporting of case reserves to us, as well as industry patterns. Information that may cause historical patterns to differ from future patterns is considered and reflected in expected patterns as appropriate. For property and health coverages these patterns indicate that a substantial portion of the ultimate losses are reported within 2 to 3 years after the contract is effective. Casualty patterns can vary from 3 years to over 20 years depending on the type of business.
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
     Loss reserve calculations for primary insurance business are not precise in that they deal with the inherent uncertainty of future developments. Primary insurers must estimate their own losses, often based on incomplete and changing information. Reserving for reinsurance business introduces further uncertainties compared with reserving for primary insurance business. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer and then to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, we are subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to us. As of September 30, 2006, we did not have any significant back-log related to our processing of assumed reinsurance information.
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

     We believe we have the ability to hold any specific security to maturity in our available-for-sale portfolio. This is based on current and anticipated future positive net cash flows from operations that are expected to generate sufficient liquidity in order to meet our obligations. However, in the course of managing investment credit risk, asset liability duration or other aspects of the investment portfolio, we may decide to sell any specific security. We routinely reviews our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other-than-temporary impairments.” The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include, but are not limited to, the overall financial condition of the issuer, the duration and magnitude of an unrealized loss, specific credit events and our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss. If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security to its current fair value and record a realized loss in the statement of operations.
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
     Prior to January 1, 2006, we accounted for share based compensation using Statement of Financial Accounting Standards No. 123 “Accounting for Awards of Stock Based Compensation to Employees” and Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). In accordance with the transition rules of SFAS 148, we elected to continue using the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for our share-based awards granted to employees in 2002. Under APB 25, if the exercise price of our employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Credit Risk
     Our principal invested assets are fixed maturity securities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower’s ability to meet its debt service obligations. Our strategy to limit this risk is to place our investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or asset class. We also select investments with characteristics such as duration, yield, currency and liquidity to reflect, in the aggregate, the underlying characteristics of our unpaid losses and LAE. We attempt to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating for our portfolio of A2 as defined by Moody’s Investor Service (“Moody’s”). As of September 30, 2006, the portfolio, excluding cash and short-term investments, had a dollar weighted average credit rating of Aa2 as defined by Moody’s.
     We have other receivable amounts subject to credit risk. The most significant of these are reinsurance premiums receivable from ceding companies. We also have reinsurance recoverable amounts from our retrocessionaires. To mitigate credit risk related to premium receivables, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing us to settle claims net of any premium receivable. To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them. Retrocessional coverage is obtained from companies rated “A-” or better by A. M. Best or from retrocessionaires whose obligations are fully collateralized. The financial performance and rating status of all material retrocessionaires is routinely monitored.
     In accordance with industry practice, we frequently pay amounts in respect of claims under contracts to reinsurance brokers for payment over to the ceding companies. In the event that a broker fails to make such a payment, depending on the jurisdiction, we may remain liable to the ceding company for the payment. Conversely, in certain jurisdictions, when ceding companies remit premiums to reinsurance brokers, such premiums are deemed to have been paid to us and the ceding company is no longer liable to us for those amounts whether or not the funds are actually received by us. Consequently, we assume a degree of credit risk associated with our brokers during the premium and loss settlement process. To mitigate credit risk related to reinsurance brokers, we have established guidelines for brokers and intermediaries.
Interest Rate Risk
     We are exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed maturity portfolio and can cause changes in the actual timing of receipt of principal payments of certain securities. Rising interest rates result in a decrease in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage backed securities, to extension risk. Conversely, a decrease in interest rates will result in an increase in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk. An aggregate hypothetical impact on our fixed maturity portfolio, generated from an immediate parallel shift in the treasury yield curve, as of September 30, 2006 is as follows ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp
Total market value	$3,453,049	3,404,411	3,354,152	3,302,777	$3,250,914

Percent change in market value	2.9%	1.5%	—	(1.5%)	(3.1%)

Resulting unrealized appreciation / (depreciation)	$44,009	(4,629)	(54,888)	(106,263)	$(158,126)
Foreign Currency Exchange Rate Risk
     We write business on a worldwide basis. Consequently, our principal exposure to foreign currency risk is the transaction of business in foreign currencies. Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency. We seek to minimize our exposure to large foreign currency risks by holding invested assets denominated in foreign currencies to offset liabilities denominated in the same foreign currencies.
Sources of Fair Value
     The following table presents the carrying amounts and estimated fair values of our financial instruments as of September 30, 2006 ($ in thousands):

	Carrying
	Amount	Fair Value
Financial assets:
Fixed maturity securities	$3,354,152	$3,354,152
Preferred stocks	8,322	8,322
Other invested asset	5,000	5,000
Short-term investments	42,502	42,502

Financial liabilities:
Debt obligations	$292,840	$301,479
     The fair value of fixed maturity securities, preferred stocks and short-term investments are based on quoted market prices at the reporting date for those or similar investments. Other invested asset represents an investment in Inter-Ocean Holdings Ltd., a non-public reinsurance company, and is carried at the estimated net realizable value. We have no ceded or assumed reinsurance business with Inter-Ocean Holdings Ltd. The fair values of debt obligations are based on quoted market prices.
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
Changes in Internal Control over Financial Reporting
     Our management, including the Chief Executive Officer and the Chief Financial Officer, in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act, concluded that no changes occurred during the quarter ended September 30, 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:
(1)	conducting operations in a competitive environment;

(2)	our ability to maintain our A.M. Best rating;

(3)	significant weather-related or other natural or man-made disasters over which we have no control;

(4)	the effectiveness of our loss limitation methods and pricing models;

(5)	the adequacy of our liability for unpaid losses and loss adjustment expenses, including, but not limited to, losses from Hurricanes Katrina, Rita and Wilma and the possibility that estimates of losses and LAE from Hurricanes Katrina, Rita and Wilma may prove to be materially different from estimates made to date;

(6)	the availability of retrocessional reinsurance on acceptable terms;

(7)	our ability to maintain our business relationships with reinsurance brokers;

(8)	general political and economic conditions, including the effects of civil unrest, acts of terrorism, war or a prolonged U.S. or global economic downturn or recession;

(9)	the cyclicality of the property and casualty reinsurance business;

(10)	market volatility and interest rate and currency exchange rate fluctuation;

(11)	tax, regulatory or legal restrictions or limitations applicable to us or the property and casualty reinsurance business generally; and

(12)	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion.
     As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The foregoing factors, which are discussed in more detail in Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 should not be construed as exhaustive. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.
PART II — OTHER INFORMATION
Item 6. EXHIBITS

Exhibit
Number	Description
10.1	Share Unit Plan for Nonemployee Directors (1)

10.2	Letter Agreement dated July 25, 2006 between H. Elizabeth Mitchell and Platinum US (1)

10.3	Amended and Restated Credit Agreement, dated as of September 13, 2006, by and among the Company, certain subsidiaries of the Company, Wachovia Bank, National Association, Citibank, N.A., HSBC Bank USA, National Association, Bayerische Hypo-Und Vereinsbank AG and Comerica Bank as the Lenders, and Wachovia Bank, National Association, as Administrative Agent. (2)

10.4	List of Contents of Exhibits and Schedules to the Amended and Restated Credit Agreement. (2)

31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on July 26, 2006.

(2)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on September 18. 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd

Date: October 30, 2006	/s/ Michael D. Price
By: Michael D. Price
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2006	/s/ Joseph F. Fisher
By: Joseph F. Fisher
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2006	/s/ James A. Krantz
By: James A. Krantz
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)