Form 10-K
period 2006-12-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2007-02-28
CIK 1171500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number 001-31341
PLATINUM UNDERWRITERS HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0416483 (I.R.S. Employer Identification No.)

The Belvedere Building 69 Pitts Bay Road Pembroke, Bermuda (Address of principal executive offices)	HM 08 (Zip Code)
Registrant’s telephone number, including area code: (441) 295-7195
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, par value $0.01 per share	New York Stock Exchange
6.00% Series A Mandatory Convertible
Preferred Shares par value $0.01 per share,
liquidation preference $30.15 per share	New York Stock Exchange
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2006, the last business day of our most recently completed second fiscal quarter, was $1,656,814,743 based on the closing sale price of $27.98 per common share on the New York Stock Exchange on that date. For purposes of this computation only, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.
     As of February 16, 2007, there were outstanding 59,756,604 common shares, par value $0.01 per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for the 2007 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I
          Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a Bermuda holding company organized in 2002. Platinum Holdings and its subsidiaries are collectively referred to as the “Company”. The terms “we”, “us”, and “our” also refer to Platinum Holdings and its consolidated subsidiaries, unless the context otherwise indicates. “Platinum Bermuda” refers to Platinum Underwriters Bermuda, Ltd., a Bermuda reinsurance company and wholly owned subsidiary of Platinum Holdings. “Platinum Regency” refers to Platinum Regency Holdings, an intermediate holding company domiciled in Ireland and a wholly owned subsidiary of Platinum Holdings. “Platinum UK” refers to Platinum Re (UK) Limited, a reinsurance company domiciled in the United Kingdom and a wholly owned subsidiary of Platinum Regency. “Platinum Finance” refers to Platinum Underwriters Finance, Inc., an intermediate holding company in the U.S. and a wholly owned subsidiary of Platinum Regency. “Platinum US” refers to Platinum Underwriters Reinsurance, Inc., a reinsurance company based in the United States and a wholly owned subsidiary of Platinum Finance. Platinum Administrative Services, Inc. is a U.S. company and a wholly owned subsidiary of Platinum Finance that provides administrative services to various subsidiaries of the Company. Platinum UK Services Company Limited is a wholly owned subsidiary of Platinum Bermuda based in the United Kingdom that provides administrative services to Platinum Bermuda.
Note On Forward-Looking Statements
          This Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.
          In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements. For example, we have included certain forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations with regard to trends in results, prices, volumes, operations, investment results, margins, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives and trends in market conditions, market standing, product volumes, investment results and pricing conditions.
          In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Form 10-K should not be considered as a representation by us or any other person that our objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:
(1)	significant weather-related or other natural or man-made disasters over which we have no control;

(2)	the adequacy of our liability for unpaid losses and loss adjustment expenses, including, but not limited to, losses from Hurricanes Katrina, Rita and Wilma and the possibility that ultimate losses and loss adjustment expenses from these hurricanes may prove to be materially different from estimates made to date;

(3)	the effectiveness of our loss limitation methods and pricing models;

(4)	our ability to maintain our A.M. Best Company, Inc. rating;

(5)	conducting operations in a competitive environment;

(6)	the cyclicality of the property and casualty reinsurance business;

(7)	tax, regulatory or legal restrictions or limitations applicable to us or the property and casualty reinsurance business generally;

(8)	our ability to maintain our business relationships with reinsurance brokers;

(9)	the availability of retrocessional reinsurance on acceptable terms;

(10)	market volatility and interest rate and currency exchange rate fluctuation;

(11)	general political and economic conditions, including the effects of civil unrest, acts of terrorism, war or a prolonged U.S. or global economic downturn or recession; and

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
          Excess-of-Loss and Proportional Reinsurance
          Reinsurance can be written on either an excess-of-loss basis or a proportional basis (which is also referred to as pro-rata). In the case of excess-of-loss reinsurance, the reinsurer assumes all or a specified portion of the ceding company’s risks in excess of a specified claim amount, referred to as the ceding company’s retention or the reinsurer’s attachment point, subject to a negotiated reinsurance contract limit. For example, property catastrophe excess-of-loss reinsurance provides coverage to a ceding company when its aggregate claims, arising from a single occurrence during a covered period, such as a hurricane or an earthquake, exceed the attachment point specified in the reinsurance contract. Other forms of excess-of-loss reinsurance respond when one or more individual claims exceed the ceding company’s retention. Premiums for excess-of-loss reinsurance may be a specified dollar amount or a percentage of the premium charged by the ceding company.
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
          Broker and Direct Reinsurance
          Reinsurance can be written through reinsurance brokers or directly with ceding companies. We believe that a ceding company’s decision to select either the broker market or the direct market is influenced by various factors including, among others, market capacity, market competition, flexibility in the terms and conditions, the ability to efficiently compare the analysis and quotes of several reinsurers and the historical relationship with the reinsurer.
          We underwrite substantially all of our reinsurance through brokers, as we believe that the use of reinsurance brokers enables us to operate on a more cost-effective basis and to maintain the flexibility to enter and exit reinsurance lines in a quick and efficient manner. We believe that brokers are particularly useful in assisting with placements of excess-of-loss reinsurance programs.
          Retrocession
          Reinsurers typically purchase reinsurance to reduce their own risk exposure. Reinsurance of a reinsurer’s risks is called retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons that include reducing liability on individual risks, protecting against catastrophic losses, stabilizing financial ratios and obtaining additional underwriting capacity. We purchase and issue retrocessional contracts on an opportunistic basis.
Our Business
     General
          Platinum Holdings is a Bermuda holding company organized in 2002. We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis. We operate through two licensed reinsurance subsidiaries: Platinum Bermuda and Platinum US. Platinum US had been an inactive licensed insurance company with no underwriting activity prior to January 1, 2002. Through December 31, 2006 we also underwrote business in Platinum UK. Platinum Bermuda and Platinum UK were formed in 2002 and have no prior operating history or loss reserves subject to development prior to January 1, 2002. In 2007 we ceased underwriting reinsurance business in Platinum UK.
          Platinum Regency is an intermediate holding company. Platinum Finance’s activities have generally been limited to activities relating to holding company functions as well as activities relating to debt obligations. The activities of Platinum Administrative Services, Inc. and Platinum UK Services Company Limited are limited to providing inter-company administrative services. The following chart depicts our corporate structure:

Our Strategy
     Our goal is to achieve attractive long-term returns for our shareholders, while establishing Platinum as a disciplined risk manager and market leader in selected classes of property and casualty reinsurance, through the following strategies:

•	Operate as a multi-class reinsurer. We seek to offer a broad range of reinsurance coverage to our ceding companies. We believe that this approach enables us to more effectively serve our clients, diversify our risk and leverage our capital.

•	Focus on profitability, not market share. Our management team pursues a strategy that emphasizes profitability rather than market share. Key elements of this strategy are prudent risk selection, appropriate pricing and adjustment of our business mix to respond to changing market conditions.

•	Exercise disciplined underwriting and risk management. We exercise underwriting and risk management discipline by: (i) maintaining a diverse spread of risk in our book of business across product lines and geographic zones, (ii) emphasizing excess-of-loss contracts over proportional contracts, (iii) managing our aggregate catastrophe exposure through the application of sophisticated property catastrophe modeling tools and (iv) monitoring our accumulating exposures on non-property catastrophe exposed coverages.

•	Operate from a position of financial strength. As of December 31, 2006, we had a total capitalization of $2,108,061,000. Our capital position is unencumbered by any potential adverse development of unpaid losses for business written prior to January 1, 2002. Our investment strategy focuses on security and stability in our investment portfolio by maintaining a portfolio that consists of diversified, high quality, predominantly publicly traded fixed maturity securities.
          We believe these factors, combined with our strict underwriting discipline, allow us to maintain our strong financial position and to be opportunistic when market conditions are most attractive.
Operating Segments
          We have organized our worldwide reinsurance business into the following three operating segments: Property and Marine, Casualty and Finite Risk. In each of our operating segments, we offer our reinsurance products to providers of commercial and personal lines of insurance and reinsurance. The following table sets forth our net premiums written for the years ended December 31, 2006, 2005 and 2004 by operating segment and by type of reinsurance ($ in thousands):

	Years Ended December 31,
	2006		2005		2004
Property and Marine
Excess-of-loss	$318,260	27%	412,781	24%	$366,184	22%
Proportional	106,669	9%	162,274	9%	138,255	8%

Subtotal Property and Marine	424,929	36%	575,055	33%	504,439	30%

Casualty
Excess-of-loss	663,338	56%	676,276	39%	593,752	37%
Proportional	94,337	8%	132,755	8%	83,647	5%

Subtotal Casualty	757,675	64%	809,031	47%	677,399	42%

Finite Risk
Excess-of-loss	50,220	4%	63,628	4%	155,090	9%
Proportional	(56,211)	(4%)	270,008	16%	309,085	19%

Subtotal Finite Risk	(5,991)	0%	333,636	20%	464,175	28%

	Years Ended December 31,
	2006		2005		2004
Combined Segments
Excess-of-loss	1,031,818	87%	1,152,685	67%	1,115,026	68%
Proportional	144,795	13%	565,037	33%	530,987	32%

Total	$1,176,613	100%	1,717,722	100%	$1,646,013	100%

          The following table sets forth our net premiums written for the years ended December 31, 2006, 2005 and 2004 by operating segment and by geographic location of the ceding company ($ in thousands):

	Years Ended December 31,
	2006		2005		2004
Property and Marine
United States	$275,870	23%	401,270	23%	$320,506	19%
International	149,059	13%	173,785	10%	183,933	11%

Subtotal Property and Marine	424,929	36%	575,055	33%	504,439	30%

Casualty
United States	686,278	58%	718,103	42%	601,878	37%
International	71,397	6%	90,928	5%	75,521	5%

Subtotal Casualty	757,675	64%	809,031	47%	677,399	42%

Finite Risk
United States	(12,626)	(1%)	329,843	19%	428,024	26%
International	6,635	1%	3,793	1%	36,151	2%

Subtotal Finite Risk	(5,991)	0%	333,636	20%	464,175	28%

Combined Segments
United States	949,522	80%	1,449,216	84%	1,350,408	82%
International	227,091	20%	268,506	16%	295,605	18%

Total	$1,176,613	100%	1,717,722	100%	$1,646,013	100%

          Property and Marine
          The Property and Marine operating segment includes principally property and marine coverages that are written in the United States and select international markets. This business includes property per-risk excess-of-loss treaties, proportional treaties and catastrophe excess-of-loss treaties. We write a limited amount of other types of reinsurance on an opportunistic basis. We employ underwriters and actuaries with expertise in each of the following areas:
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
          Casualty
          The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, workers’ compensation, casualty clash, automobile liability, surety, trade credit and political risk. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. We generally write casualty reinsurance on an excess-of-loss basis. Most frequently, we respond to claims on an individual risk basis, providing coverage when a claim for a single, original insured event or occurrence reaches our attachment point. We write some excess-of-loss treaties on an occurrence basis that respond when all of a ceding company’s claims from multiple original insureds arising from a single claims event exceed our attachment point. On an opportunistic basis, we may write proportional treaties.
          We seek reinsurance treaties covering established books of insurance products where we believe that past experience permits a reasonable estimation of the reinsurance premium adequacy. We underwrite new exposures selectively and only after a comprehensive evaluation of the risk being reinsured and the capabilities of the ceding company. We employ underwriters and pricing actuaries with expertise in one or more of the following areas:
•	Umbrella Liability. An umbrella policy is an excess insurance policy that provides coverage, typically for general liability or automobile liability, when claims, individually or in the aggregate, exceed the limit of the original policy underlying the excess policy. A claim must exceed the limit of some underlying policy for the claim to be considered under an umbrella policy. We primarily reinsure commercial umbrella liability policies.

•	General and Product Liability. We provide reinsurance of various third party liability coverages to both small and large insureds in both commercial and personal lines predominantly on an excess-of-loss basis. This business includes commercial, farmowners and homeowners policies as well as third party liability coverages such as product liability.

•	Professional Liability. We write reinsurance treaties for professional liability programs, including directors and officers, employment practices, and errors and omissions for professionals such as accountants, lawyers, medical professionals, architects and engineers. In most circumstances, the underlying insurance products for these lines of business are written on a claims made basis, which requires claims related to the liabilities insured under the policy to be submitted to the insurer during a specified coverage period.

•	Workers’ Compensation. We reinsure workers’ compensation on a catastrophic basis as well as on a per-claimant basis. We may provide full statutory coverage or coverage that is subject to specific carve-outs. Our predominant exposure to workers’ compensation would generally arise from a single occurrence, such as a factory explosion or earthquake, involving claims from more than one employer.

•	Casualty Clash. Casualty clash reinsurance responds to claims arising from a single set of circumstances covered by more than one insurance policy or multiple claimants on one policy. This type of reinsurance is analogous to property catastrophe reinsurance, but written for casualty lines of business. Our casualty clash treaties are generally excess-of-loss contracts with both occurrence limits and aggregate limits.

•	Automobile Liability. Automobile insurance policies provide first party coverage for damage to the insured’s vehicle and third party coverage for the insured’s liability to other parties for injuries and for damage to their property due to the use of the insured vehicle. These insurance policies may also provide coverage for uninsured motorists and medical payments. We generally reinsure automobile liability on an excess-of-loss basis. Our predominant exposure arises from third party liability claims and the related legal defense costs.

•	Surety. Our surety business relates to the reinsurance of risks associated with commercial and contract surety bonds issued to third parties to guarantee the performance of an obligation by the principal under the bond. Commercial bonds guarantee the performance of compliance obligations arising out of regulatory or statutory requirements. Contract bonds guarantee the performance of contractual obligations between two parties and include payment and performance bonds. The majority of our surety treaties are written on an excess-of-loss basis with an aggregate limit.

•	Trade Credit. Trade credit insurance is purchased by companies to ensure that invoices for goods and services provided to their customers are paid on time. Our trade credit coverages provide reinsurance for financial losses sustained through the failure of an insured’s customers to pay for goods or services supplied to them. We reinsure trade credit both on a proportional and an excess-of-loss basis.

•	Accident and Health. We provide accident and health reinsurance, most often covering employer self-insured or fully insured health plans, on a quota share and excess-of-loss basis. We also write reinsurance of student health insurance, sports disability, Medicare and Medicare supplement and other forms of accident and health insurance.
     Finite Risk
     The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. In exchange for contractual features that limit our downside risk, reinsurance contracts we classify as finite risk typically provide the potential for a significant profit commission to the ceding company. The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products. The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract. The three main categories of our finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss:
•	Finite quota share. Under finite quota share reinsurance contracts, the reinsurer agrees to indemnify a ceding company for a percentage of its losses up to an aggregate maximum or cap in return for a percentage of the ceding company’s premium, less a ceding commission. The expected benefit to the ceding company provided by finite quota share reinsurance is increased underwriting capacity of the ceding company and a sharing of premiums and losses with the

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
•	Multi-year excess-of-loss. These reinsurance contracts often complement ceding companies’ traditional excess-of-loss reinsurance programs. This type of contract often carries an up-front premium plus additional premiums which are dependent on the magnitude of losses claimed by the ceding company under the contract. The expected benefit to the ceding company on multi-year excess-of-loss reinsurance is that the ceding company has the ability to negotiate specific terms and conditions that remain applicable over multiple years of coverage. These contracts may cover multiple classes of a ceding company’s business and typically provide the benefit of reducing the impact of large or catastrophic losses on a ceding company’s underwriting results. In general, these contracts are designed so that the ceding company funds the expected level of loss activity over the multi-year period. The reinsurer incorporates a profit margin to cover its costs and the risk that losses are worse than expected. The payment of premiums based on the magnitude of losses claimed is intended to benefit the ceding company by linking its own loss experience to the actual cost of reinsurance over time. The multiple year term and premium structure of multi-year excess-of-loss reinsurance contracts are not typically found in traditional reinsurance contracts.

•	Whole account aggregate stop loss. Aggregate stop loss reinsurance contracts provide broad protection against a wide range of contingencies that are difficult to address with traditional reinsurance, including inadequate pricing by a ceding company or higher frequency of claims than the ceding company expected. The reinsurer on a whole account aggregate stop loss contract agrees to indemnify a ceding company for aggregate losses in excess of a deductible specified in the contract. These contracts can be offered on a single or multi-year basis, and may provide catastrophic and attritional loss protection. The benefit of whole account aggregate stop loss contracts to ceding companies is that such contracts provide the broadest possible protection of a ceding company’s underwriting results which is not generally available in the traditional reinsurance market. Unlike traditional reinsurance contracts, these contracts often contain sub-limits of coverage for losses on certain classes of business or exposures. These contracts are often written on a funds withheld basis. In addition, these contracts often include provisions for profit commissions which take into account investment income for purposes of calculating the reinsurer’s profit on business ceded.
Marketing
     We market our reinsurance products worldwide primarily through non-exclusive relationships with the leading reinsurance brokers. Based on in-force premiums written by us as of December 31, 2006, the five brokers from which we derived the largest portions of our business (with the approximate percentage of business derived from such brokers and their affiliates) are Marsh & McLennan Companies (30%), Aon Corporation (22%), Willis Group Holdings (16%), Benfield Blanch Inc. (14%), and Towers Perrin (4%). The loss of business relationships with any of these top five brokers could have a material adverse effect on our business.
     In addition to their role as intermediaries in placing risk, brokers perform data collection, contract preparation and other administrative tasks. We believe that by relying largely on reinsurance brokers we are able to avoid the expense and regulatory complications of a worldwide network of offices, thereby minimizing fixed costs associated with marketing activities.
Underwriting and Risk Management
     Our approach to underwriting and risk management emphasizes discipline and profitability rather than premium volume or market share. We seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, by peril and by type of program or contract. Our risk management practices include the use of contract terms, diversification criteria, probability analysis and analysis of comparable historical loss experience. We estimate the impact of catastrophic events using catastrophe modeling software and reinsurance contract information to evaluate our exposure to losses from individual contracts and in the aggregate.
     In connection with the review of any program proposal, we consider the quality of the ceding company, including the experience and reputation of its management, its capital and its risk management strategy. In addition, we seek to obtain information on the nature of the perils to be covered and, in the case of natural peril catastrophe exposures, aggregate information as to the location or locations of the risks covered under the reinsurance contract. We request information on the ceding company’s loss history for the perils proposed to be covered, together with relevant underwriting considerations, which would impact our exposures. If the program meets all these initial underwriting criteria, we then evaluate the proposal’s risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital.
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
     For catastrophe coverages exposed to natural perils, we measure our exposure to aggregate catastrophe claims using a catastrophe model that analyzes the effect of wind speed and earthquakes on the exposed property values within our portfolio. We seek to limit the amount of capital that we expect to lose from a severe catastrophic event; however, there can be no assurance that we will successfully limit actual losses from such a catastrophe event. We also monitor our exposures to man-made peril catastrophe exposed accumulating risks, including surety, umbrella liability, directors and officers liability, trade credit and terrorism reinsurance.
     We use sophisticated modeling techniques to measure and estimate loss exposure under both simulated and actual loss scenarios and in comparing exposure portfolios to both single and multiple events. We take an active role in the evaluation of commercial catastrophe exposure models, which form the basis for our own proprietary pricing models. These computer-based loss modeling systems primarily utilize direct exposure information obtained from our clients and data compiled by A.M. Best Company, Inc. (“A.M. Best”), to assess each client’s potential for catastrophe losses. We believe that modeling is an important part of the underwriting process for catastrophe exposure pricing. Commercial catastrophe models were modified following the 2005 catastrophes by recalibrating loss assumptions with higher frequency and severity. Ceding companies may also use one or more of the various modeling consulting firms in their exposure management analysis. We also have access to the historical loss experience of the former reinsurance segment of The St. Paul Travelers Companies, Inc. (“St. Paul Re”) to assist us in pricing individual treaties and overall lines of business.
     In 2002, we entered into a Services and Capacity Reservation Agreement with Renaissance Re effective October 1, 2002 (the “RenRe Agreement”) pursuant to which RenaissanceRe provides consulting services to us in connection with our property catastrophe book of business. No more than twice per year, at our request, RenaissanceRe analyzes our property catastrophe treaties and contracts and assists us in measuring risk and managing our aggregate catastrophe exposures. Also pursuant to the RenRe Agreement and at our request, RenaissanceRe will provide us with quotations for non-marine property catastrophe retrocessional coverage with aggregate limits up to $100 million annually, either on an excess-of-loss or proportional basis. These quotations, which are in RenaissanceRe’s sole discretion, reflect, among other things, an analysis of exposure, limit, retention, exclusions and other treaty terms. The annual fee that we pay to RenaissanceRe for this coverage commitment and the consulting services is the greater of: (i) $4 million, or (ii) 3.5% of our aggregate gross written non-marine non-finite property catastrophe premium (including reinstatements), adjusted annually 30 days after each anniversary. The fees under this agreement were $7,829,000, $6,538,000 and $6,395,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The RenRe Agreement expires in September 2007.
Risk Diversification
     In addition to the strategies described above to manage our risks, we seek to diversify our property catastrophe exposure across geographic zones around the world in order to obtain a favorable spread of risk. We attempt to limit our coverage for risks located in a particular zone to a predetermined level. Currently, our greatest property exposures are in states on the west coast, gulf coast and southeastern part of the United States, as well as in the Caribbean, Japan and northern Europe.
     We maintain a database of our exposures in each geographic zone and estimate our probable maximum loss for each zone and for each peril (e.g., earthquakes and hurricanes) to which that zone is subject based on catastrophe models and underwriting assessments. We also use catastrophe modeling to review exposures from events that cross country borders such as wind events that may affect the Caribbean and Florida or the United Kingdom and continental Europe. Our largest exposures are in the United States for hurricane and earthquake, in Europe for flood and wind, and in Japan for earthquake and typhoons.
     We seek to diversify our casualty exposure by writing casualty business throughout the United States and internationally. In addition, we seek to diversify our casualty exposure by writing casualty reinsurance across a broad range of product lines.
Retrocessional Reinsurance
     We obtain retrocessional reinsurance to reduce liability on individual risks, protect against catastrophic losses and obtain additional underwriting capacity. The major types of retrocessional coverage that we purchase or may purchase include specific coverage for certain property and casualty exposures.
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
     We consider the financial strength of retrocessionaires when determining whether to purchase retrocessional coverage from them. Retrocessional coverage is generally obtained from companies rated “A-” or better by A.M. Best unless the retrocessionaire’s obligations are fully collateralized. For exposures where losses become known and are paid in a relatively short period of time, we may obtain retrocessional coverage from companies that may not be rated but that provide adequate collateral. The financial performance and rating status of all material retrocessionaires is routinely monitored. Retrocessional agreements do not relieve us from our obligations to the insurers and reinsurers from whom we assume business. Consequently, the failure of retrocessionaires to honor their obligations would result in losses to us.
Claims Administration
     Our claims personnel administer claims arising from our reinsurance contracts, including validating and monitoring claims, posting case reserves and approving payment of claims. Authority for establishing reserves and payment of claims is based upon the level and experience of claims personnel.
     Our claims personnel conduct periodic audits of specific claims and the overall claims procedures of our ceding companies at their offices. We rely on our ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to help establish the proper reinsurance premium for reinsurance agreements and to establish proper loss reserves. Moreover, prior to accepting certain risks, our underwriters will often request that our claims personnel conduct pre-underwriting claims audits of prospective ceding companies. Through these audits, we attempt to evaluate the ceding company’s claims-handling practices, fact-finding and investigation techniques, loss notification process, the historical adequacy of reserves, negotiation and settlement practices and adherence to claims-handling guidelines. Following these audits, our claims personnel provide feedback to the ceding company, including our assessment of the claims operation and recommendations, if any, regarding procedures, processing and personnel.
     In November 2002, we entered into several agreements with subsidiaries of The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., (“St. Paul”) in order to transfer to us the liabilities, related assets and rights and risks under substantially all of the reinsurance contracts entered into by St. Paul’s subsidiaries on or after January 1, 2002. Among these agreements were quota share retrocession agreements under which we assumed unpaid losses and loss adjustment expenses (“LAE”), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002, subject to certain exclusions (the “Quota Share Retrocession Agreements”). Claims related to business assumed under the Quota Share Retrocession Agreements are managed by the claims department of St. Paul Re, subject to our supervision and oversight. We reimburse St. Paul for its costs of managing these claims. We may, at our discretion and expense, take over administration of any specific claims.
Unpaid Losses and Loss Adjustment Expenses
     Unpaid losses and LAE represent our best estimates, at a given point in time, of our liabilities for payment of losses and LAE that we are liable to pay for reinsured claims for events that have occurred on or before the balance sheet date. Such estimates are not precise as they are based on predictions of future developments and estimates of future trends in claim severity and frequency and other trends. Consequently, it is possible that the ultimate liability for the final settlement and claim administration costs may materially differ from such estimates. Subsequent adjustments of unpaid losses and LAE are accounted for as changes in estimates and are reflected in our results of operations in the period in which they are made. We do not establish liabilities until the occurrence of an event that may give rise to a loss. These practices conform with and are required under applicable insurance laws and regulations and accounting principles generally accepted in the United States of America (“U.S. GAAP”).
     Unpaid losses and LAE fall into two categories: (1) case basis estimates for reported losses and LAE, generally referred to as “case reserves” and (2) estimates of liabilities for losses and LAE incurred but not reported (“IBNR”).
     Upon receipt of a notice of claim from a ceding company, we establish a case reserve for our portion of the estimated ultimate settlement. Case reserves are usually based upon the liability estimate and other information reported by the ceding company and our claims management may increase or reduce such estimate as they deem appropriate. During the claim settlement period, it often becomes necessary to refine and adjust the case basis estimates of liability, and thus the case reserves may be adjusted either upward or downward, based on periodic reviews of developments.
     Estimates of IBNR are liabilities established to provide for losses for claims arising from occurrences or events that have given rise to a covered loss before any claims are reported. Significant periods of time can elapse between the occurrence of a reinsured claim and its reporting by the insured to the primary insurer and from the primary insurer to the reinsurer. We establish liabilities for IBNR based on historical loss experience (including the historical loss experience of St. Paul Re), current developments and likely trends.
     Because estimation of unpaid losses and LAE is an inherently uncertain process, we believe that quantitative techniques are enhanced by professional and managerial judgment. The uncertainty inherent in loss estimation is particularly pronounced for casualty coverages, such as umbrella, general and product liability, professional liability and automobile liability, where information, such as required medical treatment and costs for bodily injury claims, emerges over time. In the overall reserve setting process, provisions for economic inflation and changes in the social and legal environment are considered. The uncertainty inherent in the reserving process for primary insurers becomes even greater for the reinsurer. This is because of, but not limited to, the time lag inherent in reporting information from the primary insurer to the reinsurer and differing reserving practices among ceding companies.
     In the following section, we provide the estimates for net unpaid losses and LAE for the last three years and discuss changes in those estimates. We report changes in estimates for net unpaid losses and LAE in our consolidated statement of operations in the same year we make the change. The table below shows the changes in our loss and LAE reserves for 2006, 2005 and 2004 ($ in thousands):

	2006	2005	2004
Net unpaid losses and LAE as of the beginning of the year	$2,268,655	1,379,227	$731,918

Net incurred related to:
Current year	811,250	1,577,944	1,101,820
Prior years	(50,648)	(72,519)	(82,016)

Total net incurred losses and LAE	760,602	1,505,425	1,019,804

Net paid losses and LAE:
Current year	96,112	210,306	174,870
Prior years	624,477	390,598	205,889

Total net paid losses and LAE	720,589	600,904	380,759
Effects of foreign currency exchange rate changes	17,559	(15,093)	8,264

Net unpaid losses and LAE as of the end of the year	2,326,227	2,268,655	1,379,227
Reinsurance recoverable	42,255	55,335	1,728

Gross unpaid losses and LAE at end of the year	$2,368,482	2,323,990	$1,380,955

     The net favorable loss development in 2006, 2005 and 2004 related to prior years includes $60,746,000, $97,314,000 and $57,151,000, respectively, of net favorable loss development primarily from property and certain other lines of business with relatively short patterns of reported losses. The net favorable loss development in 2006, 2005 and 2004 related to prior years also include increases in incurred losses and LAE associated with changes in estimates of premiums and the patterns of their earnings. The net increases (decreases) of losses and LAE related to prior accident years arising from changes in premium estimates were $10,098,000, $24,795,000, and ($24,865,000), in 2006, 2005 and 2004, respectively. The net effect of changes in premium estimates, after considering corresponding changes in related losses, LAE and acquisition expenses, was not significant.
     The lines producing favorable loss development are primarily property coverages in both the Property and Marine and Finite Risk segments as well as certain casualty classes with short loss development periods. During 2006, 2005 and 2004, actual reported losses were significantly less than expected for these short-tailed property and casualty lines resulting in reductions in estimated ultimate losses.
     The following table shows the development of liability for net unpaid losses and LAE from December 31, 2002 through December 31, 2006. The re-estimated liabilities reflect additional information regarding claims incurred prior to the end of each year. A redundancy or deficiency will result from changes in estimates of liabilities recorded at the end of the prior year. The cumulative redundancy reflects the cumulative differences between the original estimate and the currently re-estimated liability. Changes in the estimates are reflected in the consolidated statement of operations of the year that the liabilities are revalued. Unpaid losses and LAE denominated in foreign currencies are restated at the foreign exchange rates in effect as of December 31, 2006 and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy. Each amount in the tables includes the effects of all changes in amounts for the prior year. The table does not present accident year or underwriting year development data nor does it include any corresponding adjustments that may accompany loss redundancies or deficiencies such as premium or commission adjustments. Conditions and trends that have affected the development of liabilities in the past may not necessarily exist in the future. Therefore, it would not be appropriate to extrapolate future deficiencies or redundancies based on the following table ($ in thousands):

	2002	2003	2004	2005	2006
Net unpaid losses and LAE at end of year	$281,659	731,918	1,379,227	2,268,655	$2,326,227
Net unpaid losses and LAE re-estimated as of:
One year later	224,693	649,902	1,306,708	2,215,635
Two years later	194,422	604,891	1,277,627
Three years later	176,884	603,293
Four years later	175,683
Net cumulative redundancy	105,976	128,625	101,600	53,020
Adjustment for foreign currency exchange	13,736	5,620	(9,782)	3,984

Cumulative redundancy excluding foreign currency exchange	119,712	134,245	91,818	57,004

Net cumulative paid losses and LAE as of:
One year later	41,709	205,889	388,700	624,006
Two years later	62,604	265,376	536,351
Three years later	73,908	320,399
Four years later	90,982

Gross liability-end of year	281,659	736,934	1,380,955	2,323,990	2,368,482
Reinsurance recoverable	—	5,016	1,728	55,335	42,255

Net liability-end of year	281,659	731,918	1,379,227	2,268,655	2,326,227

Gross liability-re-estimated	175,683	608,404	1,279,319	2,269,819
Gross cumulative redundancy	$105,976	128,530	101,636	54,171
Investments
     Reinsurance company investments must comply with applicable laws and regulations, which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, mortgage and asset backed securities, preferred and common equity securities, sovereign and supranational securities, mortgage loans, real estate and some other investments within specified limits and subject to some qualifications. In May 2005, we entered into investment management agreements with BlackRock Financial Management, Inc. (“BlackRock”) and Hyperion Capital Management, Inc. (“Hyperion”). BlackRock and Hyperion together are the “Investment Advisors” and serve as investment managers for certain of our invested assets.
     General Investment Guidelines
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

     Our investment strategy takes into consideration the risks inherent in our business as well as investment risks. For this reason, our investment policy is conservative with a strong emphasis on diversified, high quality, predominantly publicly traded fixed maturity securities. Consistent with this policy, the target duration of our portfolio considers the estimated duration of our reinsurance liabilities and other contractual liabilities. When determining asset allocation and duration, we evaluate the expected return over a risk free rate that the market offers for accepting investment risk.
     Within our fixed maturity portfolio we invest only in investment grade securities. We typically do not invest in real estate or common equity securities. We may, from time to time make investments of a strategic or opportunistic nature. Our investment guidelines generally contain restrictions on the portion of the portfolio that may be invested in the securities of any single issue or issuer, with the exception of U.S. government securities. Our Investment Advisors may be instructed to invest some of the investment portfolio in currencies other than U.S. dollars based upon our underwriting exposures, including premiums and unpaid losses and LAE denominated in foreign currencies or regulatory requirements. Our investment guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used only as part of a defensive hedging strategy.
     From time to time, we expect to reevaluate our investment guidelines to reflect any changes in our assumptions about liability duration, market conditions, prevailing interest rates and other factors discussed above. Any change in our guidelines will be subject to the ongoing oversight and approval of the board of directors.
     Classification and Valuation
     We classify our investments as available-for-sale, trading or other invested asset. Our available-for-sale and trading portfolios are primarily composed of diversified, high quality, predominantly publicly traded fixed maturity securities. Other invested asset currently represents an equity investment in Inter-Ocean Holdings Ltd., a non-public reinsurance company.
     Our investments are carried at their estimated fair value. We determine the fair value based on quoted market prices, as reported by reputable market data providers. If quoted market prices are not available, fair values are estimated either based on values of securities of like grade, yield and duration or obtained from independent pricing services or based on cash flow estimates. We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other-than-temporary impairments”. The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include, but are not limited to, the duration and magnitude of an unrealized loss, specific issuer/security credit events, the overall financial condition of the issuer, and our ability and intent to hold a security for a sufficient period of time to recover the unrealized loss. This is based on our expectation that future positive cash flows from operations will generate sufficient liquidity in order to meet our obligations. However, there is no assurance that we will not sell investments at a loss. If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security and record a realized loss in our consolidated statement of operations.

     The following table shows, in the aggregate, the fair value of our portfolio of invested assets (except for other invested asset) as of December 31, 2006 ($ in thousands):

U.S. Government	$153,794
Corporate bonds	1,527,211
Mortgage-backed and asset-backed securities	1,328,967
Municipal bonds	197,598
Foreign governments and states	127,075

Subtotal — fixed maturity securities	3,334,645
Preferred stocks	10,772
Short-term investments	27,123

Total	$3,372,540

     During 2006, based on a definitive agreement to sell our interest in Inter-Ocean Holdings, Ltd., we wrote down the carrying value of this other investment and recorded a realized loss of $255,000. During 2005 as a result of a routine evaluation of investments, we wrote down the carrying value of the investment in Inter-Ocean Holdings, Ltd. to its estimated net realizable value and recorded a realized loss of $1,769,000. We had no ceded or assumed reinsurance business with Inter-Ocean Holdings, Ltd. Other than these adjustments, we do not believe that our investment portfolio at December 31, 2006 contains any securities with an unrealized loss that is other-than-temporary.
     Quality
     Our current investment guidelines call for our invested asset portfolio to have an average rating of at least A2 as measured by Moody’s Investors Service (“Moody’s”). As of December 31, 2006, our fixed maturity portfolio had a dollar weighted average rating of Aa2.
     The following table summarizes the composition of the fair value of our fixed maturity and preferred stock portfolio as of December 31, 2006 by rating as assigned by Moody’s ($ in thousands):

	Fair Value	% of Total
Aaa	$2,068,357	61.8%
Aa	512,978	15.3%
A	670,974	20.1%
Baa	93,108	2.8%

Total	$3,345,417	100.0%

     Duration and maturity
     As of December 31, 2006, our fixed maturity portfolio had a weighted average duration of 2.7 years. The following table summarizes the fair value of our available-for-sale fixed maturity portfolio by contractual maturities as of December 31, 2006; actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations ($ in thousands):

	Amortized
	Cost	Fair Value
Due in one year or less	$400,723	$397,408
Due from one to five years	1,065,670	1,051,975
Due from five to ten years	258,003	249,685
Due in ten or more years	202,988	198,319
Mortgage and asset backed securities	1,349,586	1,328,967

Total	$3,276,970	$3,226,354

Competition
     The property and casualty reinsurance industry is highly competitive. We compete based upon security, service and price with reinsurers worldwide, some of which have greater financial, marketing and management resources than ours. Some of our competitors are large financial institutions that have reinsurance operations, while others are specialty reinsurance companies. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization. Our principal competitors vary by type of business. Bermuda-based reinsurers are significant competitors on property catastrophe business. Lloyd’s of London syndicates are significant competitors on marine business. On international business, the large European reinsurers are significant competitors. Large U.S. direct reinsurers, as well as lead U.S.-based broker market reinsurers, are significant competitors on U.S. casualty business.
     Traditional as well as new capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivative instruments) that may compete with certain types of reinsurance, such as property catastrophe. Over time, these initiatives could significantly affect supply, pricing and competition in our industry and partially displace traditional reinsurance products we offer.
Ratings and Collateral
     A.M. Best is generally considered to be a significant rating agency for the evaluation of insurance and reinsurance companies. A.M. Best’s ratings are based on a quantitative evaluation of performance with respect to profitability, capital adequacy and liquidity and a qualitative evaluation of risk management, competitive position, investments, unpaid losses and company management.
     A.M. Best has assigned a financial strength rating of “A” (Excellent) with a stable outlook to our operating subsidiaries. This rating is the third highest of sixteen rating levels. According to A.M. Best, a rating of “A” indicates A.M. Best’s opinion that a company has an excellent ability to meet its ongoing obligations to policyholders. This rating is subject to periodic review by A.M. Best and may be revised downward or revoked at the sole discretion of A.M. Best. A.M. Best may increase its scrutiny of rated companies, revise their rating standards or take other action. If A.M. Best revises the rating standard associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.
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

     Furthermore, it is increasingly common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract or require us to collateralize all or part of our obligations if our financial strength rating were downgraded below a certain rating level. Whether a client would exercise a cancellation right would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict the extent to which a cancellation right would be exercised, if at all, or what effect any such cancellations would have on our financial condition or future operations, but such effect potentially could be material.
     We may from time to time collateralize our obligations under our various reinsurance contracts by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract. We have entered into reinsurance contracts with several ceding companies that may require us to provide varying levels of collateral for our obligations to these ceding companies. These amounts may vary depending on our rating from A.M. Best or other rating agencies or a downgrade in such ratings. The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of IBNR made by the ceding company. Since we may be required to provide collateral based on the ceding company’s estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.
     In addition to our financial strength rating, A.M. Best has assigned issuer credit ratings of “bbb” to the debt obligations of Platinum Holdings and Platinum Finance. A.M. Best has also assigned indicative ratings to our unallocated universal shelf registration statement of “bbb” for senior unsecured debt, “bbb-” on subordinated debt and “bb+” on preferred stock.
     Standard & Poor’s Ratings Services, a Division of the McGraw-Hill Companies, Inc. (“Standard & Poor’s”), has assigned issuer credit ratings of “BBB” to the debt obligations of Platinum Finance. They have also assigned indicative ratings to our unallocated universal shelf registration statement of “BBB” for senior unsecured debt, “BBB-” on subordinated debt and “BB+” on preferred stock.
Employees
     As of December 31, 2006, we employed 160 people. None of our employees are subject to collective bargaining agreements and we are not aware of any efforts to implement such agreements.
     Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate governmental authority. None of our executive officers is a Bermudian, and all such officers are working in Bermuda under work permits. The Bermuda government announced a policy that places a six-year term limit on individuals with work permits, subject to certain exceptions for key employees.
     Certain of our Bermuda based employees, including the Chief Executive Officer, Chief Financial Officer and General Counsel of Platinum Holdings and other officers of Platinum Holdings and Platinum Bermuda, are employed pursuant to work permits granted by Bermuda authorities. These permits expire at various times during the next several years. We have no reason to believe that these permits would not be extended at expiration upon request, although no assurance can be given in this regard.

Regulation
     General
     The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. Platinum Bermuda is registered with and regulated by the Bermuda Monetary Authority (the “Authority”). In the United States and in the United Kingdom, licensed reinsurers must comply with financial supervision standards comparable to those governing primary insurers. Accordingly, Platinum US and Platinum UK are subject to extensive regulation under applicable statutes. In the United States, those statutes delegate regulatory, supervisory and administrative powers to state insurance commissioners.
     Bermuda Regulation
     Platinum Holdings and Platinum Bermuda are incorporated in Bermuda. As a holding company, Platinum Holdings is not subject to Bermuda insurance regulations.
     The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), which regulates the insurance business of Platinum Bermuda, provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Authority, which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business.
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
     Principal Representative. Platinum Bermuda is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, the principal office of Platinum Bermuda is at our principal executive offices in Bermuda, and Platinum Bermuda’s principal representative is Allan C. Decleir, the Chief Financial Officer of Platinum Bermuda. Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing is given to the Authority of the intention to do so. It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to immediately notify the Authority and to make a report in writing to the Authority within 14 days setting out all the particulars of the case that are available to the principal representative. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or liquidity or other ratio.
     Independent Approved Auditor. Platinum Bermuda must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, both of which, are required to be filed annually with the Authority. The independent auditor of Platinum Bermuda must be approved by the Authority and may be the same person or firm that audits Platinum Bermuda’s financial statements and reports for presentation to its shareholders. No person having an interest in Platinum Bermuda otherwise than as an insured, and no officer, servant or agent of Platinum Bermuda, shall be eligible for appointment as an approved auditor for Platinum Bermuda and any person appointed as an approved auditor to Platinum Bermuda who subsequently acquires such interest or becomes an officer, servant or agent of that insurer shall cease to be an approved auditor. Platinum Bermuda’s independent auditor is KPMG Bermuda.
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
     Approved Actuary. Platinum Bermuda is required to submit an annual actuary’s certificate when filing its statutory financial return. The actuary’s certificate shall state whether or not (in the opinion of the insurer’s approved actuary) the aggregate amount of the liabilities of the insurer in relation to long-term business at the end of the relevant year, exceeds the aggregate amount of those liabilities as shown in the insurer’s statutory balance sheet. The actuary must be approved by the Authority and will normally be a qualified life actuary. Platinum Bermuda’s approved actuary is William Hines. Mr. Hines is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.
     Statutory Financial Statements. Platinum Bermuda, as a general business insurer, will be required to submit its annual statutory financial statements as part of its annual statutory financial return. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto). The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Bermuda Companies Act 1981 (the “Companies Act”).
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
          Minimum Solvency Margin and Restrictions on Dividends and Distributions. Under the Insurance Act, the value of long-term business assets of a Class 4 insurer must exceed the amount of its long-term liabilities by at least $250,000. The Insurance Act also provides that the general business assets of a Class 4 insurer, such as Platinum Bermuda, must exceed the amount of an insurer’s general business liabilities by an amount greater than the prescribed minimum solvency margin. Platinum Bermuda:
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
          As part of its ongoing review of Bermuda’s insurance supervisory framework, the Authority is currently consulting with the Class 4 insurance sector regarding further enhancement of the capital adequacy framework. The current proposal includes a risk-based capital adequacy model and will enhance the Authority’s ability to assess an insurer’s solvency position. The Authority is still evaluating the proposed new model, including the means by which it will be incorporated within the regulatory framework. The expectation is that the first phase of implementation will apply only to Class 4 insurers and will be effective for the 2007 year-end. We do not expect the new enhancements to the capital adequacy framework for Bermuda insurers will result in any regulatory actions by the Authority with respect to Platinum Bermuda. We are uncertain what effect, if any, the enhancement of the capital adequacy framework will have on the amount of dividends that Platinum Bermuda is able to pay without regulatory approval.
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
          U.S. Insurance Holding Company Regulation of Platinum Holdings, Platinum Regency and Platinum Finance. Platinum Holdings and Platinum Regency as the indirect parent companies of Platinum US, and Platinum Finance as the direct parent company of Platinum US, are subject to the insurance holding company laws of Maryland. These laws generally require an authorized insurer that is a member of a holding company system to register with the Maryland Insurance Administration and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions between Platinum US and another company in the holding company system, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the Maryland Insurance Commissioner (the “Commissioner”).
          The insurance laws of Maryland prohibit any person from acquiring control of Platinum Holdings, Platinum Regency, Platinum Finance or Platinum US unless that person has filed a notification with specified information with the Commissioner and has obtained the Commissioner’s prior approval. Under the Maryland statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities, or to other actions that may be taken by the Commissioner. In addition, many U.S. state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist, such as undue market concentration. In addition, any transactions that would constitute a change in control of Platinum Holdings, Platinum Regency or Platinum Finance may require prior notification in those states that have adopted pre-acquisition notification laws.
          These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Platinum Holdings, including through transactions, and in particular unsolicited transactions, that some or all of the shareholders of Platinum Holdings might consider to be desirable.
          U.S. Insurance Regulation of Platinum US. The rates, form, terms and conditions of our reinsurance agreements generally are not subject to regulation by any state insurance department. This contrasts with primary insurance where the policy forms and premium rates are generally closely regulated by state insurance departments. As a practical matter, however, the rates charged by primary insurers can have an effect on the rates that are charged by reinsurers.
          State insurance authorities have broad administrative powers with respect to various aspects of the reinsurance business, including licensing to transact business, admittance of assets to statutory surplus, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, and regulating investments and dividends. State insurance laws and regulations require Platinum US to file statutory basis financial statements with insurance departments in each state where it is licensed, authorized or accredited to do business. The operations of Platinum US are subject to examination by those insurance departments at any time. Platinum US prepares statutory basis financial statements in accordance with accounting practices and procedures prescribed or permitted by these insurance departments. State insurance departments conduct periodic examinations of the books and records of insurance companies domiciled in their states as well as perform market conduct examinations of insurance companies doing business in their states. State insurance departments generally conduct their various examinations at least once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). The Maryland Insurance Administration has conducted an examination of the statutory basis financial statements of Platinum US as of December 31, 2003. There were no adjustments in the examination report to the statutory basis income or equity of Platinum US.
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
          The NAIC uses a risk-based capital (“RBC”) model to monitor and regulate the solvency of life, health, and property and casualty insurance and reinsurance companies. The Maryland Insurance Administration has adopted the NAIC’s model law. The RBC calculation is used to measure an insurer’s capital adequacy with respect to: the risk characteristics of the insurer’s premiums written and loss and LAE reserves, rate of growth and quality of assets, among other measures. Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action depending upon the level of their capital inadequacy. The statutory capital of Platinum US is above the level that would require any regulatory or corrective action or reporting.
          The ability of a primary insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit to its reserves on its statutory basis financial statements for the reinsurance ceded to the reinsurer. With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed or accredited in a state where the primary insurer is domiciled. Most states, however, permit credit for reinsurance ceded to a non-licensed or non-accredited reinsurer to the extent that such reinsurer secures its obligation. A few states allow credit for reinsurance ceded to non-licensed reinsurers only in certain limited circumstances and other states impose requirements that make it difficult to become licensed or accredited.
          Platinum Bermuda is not licensed, accredited or approved in any state in the U.S. and, consequently, Platinum Bermuda must collateralize its obligations to Platinum US in order for Platinum US to obtain credit to its reserves on its statutory basis financial statements. Premiums ceded to foreign reinsurers not licensed, accredited or approved in the U.S. are subject to a 1% reinsurance premium excise tax in the United States.
          U.K. Regulation
          The framework for supervision of insurance and reinsurance companies in the U.K. is largely formed by European Union Directives (“Directives”), which are required to be implemented in member states through national legislation. The objective of the Directives is to harmonize insurance regulation and supervision throughout the European Union by establishing minimum standards in key areas, and requiring member states to give mutual recognition to each other’s standards of prudential supervision. The Financial Services Authority (the “FSA”) assumed its full powers and responsibilities under the Financial Services and Markets Act 2000 (“FSMA”) and is the single statutory regulator responsible for regulating deposit-taking, insurance (which includes reinsurance), investment and most other financial services business.
          Supervision. The FSA has adopted a risk-based approach to the supervision of insurance companies. Under this approach, the FSA performs a formal risk assessment of every insurance company or group carrying on business in the U.K. during each supervisory period, which varies in length according to the risk profile of the insurer. After each risk assessment, the FSA will inform the insurer of its views on the insurer’s risk profile. This report will include details of any remedial action which the FSA requires and the likely consequences if this action is not taken.
          Solvency Requirements. Insurance companies are required to maintain a margin of solvency at all times in respect of any general insurance undertaken by the insurance company, the calculation of which in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the solvency margin is set out in the FSA rules, and for these purposes, an insurer’s assets and liabilities are subject to specific valuation rules. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised.
          Restrictions on Dividend Payments. English law prohibits Platinum UK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of the solvency margin of each insurance company within its jurisdiction and may, therefore, restrict Platinum UK from declaring a dividend at a level that the FSA determines would adversely affect the solvency requirements of Platinum UK. It is common practice in the U.K. to notify the FSA in advance of any significant dividend payment.
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
          The FSA has a general power on giving notice to require authorized persons to provide information and documents within their possession or control which the FSA reasonably requires in connection with the exercise of its functions under the regulatory regime. The FSA also has distinct statutory powers to appoint investigators under FSMA.

          Prudential Regulation. The rules which govern the prudential regulation of insurance companies are set out in the FSA’s prudential rules which, for insurers, are principally contained in the General Prudential Sourcebook (“GENPRU”) and Prudential Sourcebook for Insurers (“INSPRU”), which came into force on January 1, 2007. Certain other prudential requirements applicable to insurers, including reporting requirements, are set out in the FSA’s Interim Prudential Sourcebook for Insurers.
          The rules in GENPRU and INSPRU require the calculation by insurance companies of a Minimum Capital Requirement and maintenance of capital resources equal to this capital requirement. The rules also require Platinum UK to calculate an Enhanced Capital Requirement (“ECR”), which is intended to provide a risk-responsive, but standardized, method for benchmarking an insurance company’s capital requirements.
          The rules in GENPRU and INSPRU also establish the FSA’s Individual Capital Adequacy Standards framework for insurance companies, which require Platinum UK to make an individual assessment of its capital needs (an “ICA”). The FSA takes an insurance company’s ECR and ICA calculations as the starting point for its review of that company’s own capital adequacy assessment. This review is undertaken prior to the FSA giving individual capital guidance (“ICG”) to an insurance company reflecting the FSA’s own view as to the level of capital that would be adequate for that company’s particular business. The FSA considers that a decrease in an insurance company’s capital below the level of its ICG represents a regulatory intervention point. The prudential rules also contain provisions aimed at ensuring adequate diversification of an insurer’s or reinsurer’s exposures to reinsurers (whether intra- or extra-group).
          In 2006 we began to renew business previously written by Platinum UK in Platinum Bermuda. After successfully renewing substantially all of the reinsurance business written by Platinum UK in Platinum Bermuda, we decided to cease underwriting reinsurance in Platinum UK in 2007 and seek to return its capital to Platinum Holdings to redeploy elsewhere. This plan will allow us to concentrate our capital in our two other operating reinsurance subsidiaries. Platinum UK will file a Scheme of Operation with the FSA which includes actions to be taken in 2007 for its transition to a non-underwriting operation and to allow the release of a significant portion of its capital. These actions may include a 100% loss portfolio transfer of Platinum UK’s reinsurance business to Platinum Bermuda and a plan for the administration of inforce contracts and related claims. Platinum UK may also seek to novate certain of its reinsurance contracts to Platinum Bermuda.
          Ireland Regulation
          Platinum Regency is incorporated in Ireland. As a holding company, Platinum Regency is not subject to Irish insurance regulation. Irish law prohibits Platinum Regency from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.
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
          On May10, 2006, our Chief Executive Officer submitted to the NYSE his Section 303A.12(a) Annual CEO Certification in which he stated that he is not aware of any violations by us of the NYSE’s Corporate Governance listing standards.
Item 1A. Risk Factors
          Numerous factors could cause our actual results to differ materially from those in the forward-looking statements set forth in this Form 10-K and in other documents that we file with the SEC. Those factors include the following:
     1. The occurrence of severe catastrophic events could have a material adverse effect on our financial condition or results of operations.
          We underwrite property and casualty reinsurance and have large aggregate exposures to natural and man-made disasters, including terrorism and, consequently, we expect that our loss experience generally will include infrequent events of great severity. The frequency and severity of catastrophe losses are inherently difficult to predict. Consequently, the occurrence of losses from a severe catastrophe or series of catastrophes could have a material adverse effect on our results of operations and financial condition. In addition, catastrophes are an inherent risk of our business and a severe catastrophe or series of catastrophes could have a material adverse effect on our ability to write new business, and our financial condition and results of operations, possibly to the extent of eliminating our shareholders’ equity. Increases in the values and geographic concentrations of insured property and the effects of inflation have historically resulted in increased severity of industry losses in recent years, and, although we seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, we expect that those factors will increase the severity of catastrophe losses in the future.
     2. If we are required to increase our liabilities for losses and LAE, our operating results may be adversely affected.
          We establish liabilities for losses and LAE that we are or will be liable to pay for reinsured claims for events that have occurred on or before the balance sheet date. At any time, these liabilities may prove to be inadequate to cover our actual losses and LAE. To the extent these liabilities are determined to be insufficient to cover actual losses or LAE, we will have to increase these liabilities and incur a charge to our earnings, which could have a material adverse effect on our future financial condition, results of operations. In accordance with laws, regulations and generally accepted accounting principles in the United States (“U.S. GAAP”), we do not establish liabilities until an event occurs which may give rise to a loss. Once such an event occurs, liabilities are established based upon estimates of the total losses incurred by the ceding companies and an estimate of the portion of such loss we have reinsured.
          The liabilities established on our consolidated balance sheet do not represent an exact calculation of liability, but rather are estimates of the expected cost of the ultimate settlement of losses. We do not separately evaluate each of the individual contracts assumed under our treaties and we are largely dependent on the original underwriting decisions made by ceding companies. All of our liability estimates are based on actuarial and statistical projections at a given time, facts and circumstances known at that time and estimates of trends in loss severity and other variable factors, including new concepts of liability and general economic conditions. Changes in these trends or other variable factors could result in claims in excess of the liabilities that we have established.
          Unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future. These additional losses could arise from changes in the legal environment, prior catastrophic events, extraordinary events affecting our clients such as reorganizations and liquidations or changes in general economic conditions.
          In 2005 three significant named hurricanes, Katrina, Rita and Wilma (the “2005 Hurricanes”), caused severe damage in the Gulf Coast region of the United States, including the states of Louisiana, Mississippi, Texas and Florida, as well as in Mexico and the Caribbean. Our estimates with respect to Hurricane Katrina are subject to a high level of uncertainty arising from complex and unique causation and coverage issues associated with the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion. For example, the underlying policies often do not cover flood damage; however, water damage associated with wind may be covered. We expect that these issues will not be resolved for a considerable period of time and may be influenced by evolving legal and regulatory developments. Our actual losses from the 2005 Hurricanes may exceed our estimates as a result of, among other things, the receipt of additional information from clients, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed, which may be affected by class action lawsuits or state regulatory action, and inflation in repair costs due to the limited availability of labor and materials, in which case our financial results could be further materially adversely affected.
     3. If the loss limitation methods and pricing models we employ are not effective, our financial condition or results of operations could be materially adversely affected.
          Our property and casualty reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters. We seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, peril and type of program or contract. Our risk management practices include the use of contract terms, diversification criteria, probability analysis and analysis of comparable historical loss experience. We estimate the impact of certain catastrophic events using catastrophe modeling software and contract information to evaluate our exposure to losses from individual contracts and in the aggregate. For example, the majority of the natural peril catastrophe reinsurance we write relates to exposures within the United States, Europe and Japan. Accordingly, we monitor our exposure to events that affect these regions, such as hurricanes and earthquakes in the United States, flood and wind in Europe and typhoons and earthquakes in Japan. Underwriting is a matter of judgment, involving assumptions about matters that are inherently difficult to predict and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. One or more catastrophic or other events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders’ equity.
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

          Many of our reinsurance contracts do not contain an aggregate loss limit or a loss ratio limit, which means that there is no contractual limit to the amount of losses that we may be required to pay pursuant to such reinsurance contracts. However, substantially all of our property reinsurance contracts with natural catastrophe exposure have occurrence limits that limit our exposure. In addition, substantially all of our high layer property, casualty and marine excess-of-loss contracts also contain aggregate loss limits, with limited reinstatements of an occurrence limit, which restore the original limit under the contract after the limit has been depleted by losses incurred on that treaty. Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may be difficult to enforce in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum.
     4. A downgrade in our financial strength ratings could adversely affect our ability to write new business.
          A.M. Best is generally considered to be the significant rating agency with respect to the evaluation of insurance and reinsurance companies. Ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers. In addition, a ceding company’s own rating may be adversely affected by a downgrade in the rating of its reinsurer. Therefore, a downgrade of our rating may dissuade a ceding company from reinsuring with us and may influence a ceding company to reinsure with a competitor of ours that has a higher insurance rating.
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
          It is increasingly common for our reinsurance contracts to contain terms that would allow the ceding companies to cancel the contract or require us to collateralize all or part of our obligations if our financial strength rating was downgraded below a certain rating level. Whether a client would exercise a cancellation right would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict the extent to which a cancellation right would be exercised, if at all, or what effect any such cancellations would have on our financial condition or future operations, but such effect potentially could be material.
          We may from time to time collateralize our obligations under our various reinsurance contracts by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract. We have entered into reinsurance contracts with several ceding companies that require us to provide varying levels of collateral for our obligations under various circumstances, including when our obligations to these ceding companies exceed negotiated amounts. These amounts may vary depending on our rating from A.M. Best or other rating agencies. The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of IBNR made by the ceding company. Since we may be required to provide collateral based on the ceding company’s estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.
     5. Increased competition could adversely affect our profitability.
          The property and casualty reinsurance industry is highly competitive. We compete based upon security, service and price with reinsurers worldwide, many of which have greater financial, marketing and management resources than we do. Some of our competitors are large financial institutions that have reinsurance segments, while others are specialty reinsurance companies. Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization.
          Following the 2005 Hurricanes, a number of individuals and entities established new Bermuda reinsurers, and many of our competitors raised additional capital. There may also be established companies or new companies of which we are not aware that may be planning to commit capital to this market. The full effect of this additional capital on the reinsurance market and on the terms and conditions of the reinsurance contracts of the types we expect to underwrite may not be known for some time. Competition in the types of reinsurance business that we underwrite is based on many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be underwritten.
          Our success depends to a significant extent upon our ability to retain senior management and to continue to attract talented new personnel. Competition within the reinsurance industry to attract senior management, particularly in Bermuda, has increased following the establishment of a number of new, well-capitalized Bermuda reinsurers in the wake of the 2005 Hurricanes. We believe these new entrants will recruit from established reinsurers to hire their new management teams.
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
     6. The property and casualty reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable pricing.
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
          The cyclical trends in the industry and the industry’s profitability can also be affected significantly by volatile and unpredictable developments, including what management believes to be a trend of courts to grant increasingly larger awards for certain damages, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes and floods), acts of terrorism, fluctuations in interest rates, changes in the investment environment that affect market prices of and income and returns on investments and inflationary pressures that may tend to affect the size of losses experienced by primary insurers. We cannot predict whether market conditions will improve, remain constant or deteriorate. A return to unfavorable market conditions from the current favorable conditions may affect our ability to write reinsurance at rates that we consider appropriate relative to the risk assumed. If we cannot write property and casualty reinsurance at appropriate rates, our ability to transact reinsurance business would be significantly and adversely affected.
     7. The imposition of U.S. corporate income tax on Platinum Holdings and its non-U.S. subsidiaries could adversely affect our results of operations.
          We believe that Platinum Holdings, Platinum Bermuda, Platinum UK, and Platinum Regency each operate in such a manner that none of these companies are subject to U.S. corporate income tax because they are not engaged in a trade or business in the U.S. Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the tax authorities, the U.S. Internal Revenue Service might contend that any of these companies is engaged in a trade or business in the U.S., which could subject such non-U.S. subsidiary to U.S. tax at regular corporate rates on the income that is effectively connected with the U.S. trade or business, plus an additional 30% “branch profits” tax on such income remaining after the regular tax in certain circumstances. Any such tax could materially adversely affect our results of operations.
     8. We are dependent on the business provided to us by reinsurance brokers and we may be exposed to liability for brokers’ failure to make payments to clients for their claims.
          We market substantially all of our reinsurance products through reinsurance brokers. The reinsurance brokerage industry generally, and our sources of business specifically, are concentrated. The loss of business relationships with any of our top five brokers could have a material adverse effect on our business.
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
     9. Retrocessional reinsurance may become unavailable on acceptable terms.
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
     10. Our invested assets are subject to market volatility and interest rate and currency exchange rate fluctuation.
          Our principal invested assets are fixed maturities, which are subject to the market risk of potential losses from adverse changes in interest rates. Depending on our classification of our investments as available-for-sale, trading or other assets, changes in the market value of our securities are reflected in either our consolidated balance sheet or consolidated statement of operations. Our investment portfolio is also subject to credit risk resulting from adverse changes in the issuer’s ability to repay the debt. These risks could materially adversely affect our financial condition or our results of operations.
          Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. The possibility exists that we may incur foreign currency exchange gains or losses as we ultimately settle claims required to be paid in foreign currencies. To the extent we do not seek to hedge our foreign currency risk or hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rate could materially adversely affect our financial condition or our results of operations.
     11. We could be adversely affected by the loss of one or more key executives or by an inability to retain or replace qualified senior management.
          Our success depends on our ability to retain the services of key executives and to attract and retain additional qualified personnel in the future. The loss of the services of our key executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our business plans and strategies or cause us to lose clients or other key business contacts. We do not maintain key person life insurance policies with respect to our employees.
     12. The current investigations into finite risk reinsurance products could have a material adverse effect on our financial condition or results of operations.
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
          In the Finite Risk segment, we expect that the ongoing investigations by the SEC, New York Attorney General and United States Attorney for the Southern District of New York will significantly diminish demand for finite risk products.

     13. It may be difficult to enforce service of process and judgments against us and our officers and directors.
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
     14. There are limitations on the ownership, transfer and voting rights of our common shares.
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
          In addition, our Bye-laws generally provide that any person (or any group of which such person is a member) beneficially owning, directly or indirectly, shares carrying 10% or more of the total voting rights attached to all of our outstanding voting shares, will have the voting rights attached to our issued shares reduced so that it may not exercise 10% or more of such total voting rights. Because of the attribution provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and the rules of the SEC regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder whether or not such shareholder directly holds 10% or more of our common shares. Further, the directors have the authority to require from any shareholder certain information for the purpose of determining whether that shareholder’s voting rights are to be reduced. Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives the directors (or their designees) discretion to disregard all votes attached to that shareholder’s common shares.
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
     15. Platinum Holdings is a holding company and, consequently, its cash flow is dependent on dividends, interest and other permissible payments from its subsidiaries.
          Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All operations are conducted by its wholly owned operating subsidiaries, Platinum Bermuda, Platinum US and Platinum UK. As a holding company, Platinum Holdings’ cash flow consists primarily of dividends, interest and other permissible payments from its subsidiaries. Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the payment of any dividends to its shareholders, including the holders of common shares.

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
     16. Losses from operations may deplete our capital base and create a need to obtain additional capital that may not be readily available in the capital markets or only be available on unfavorable terms.
          Losses from operations, including severe catastrophic events, could cause a material decline in our shareholders’ equity. We are dependent on our financial strength and ratings, as evaluated by independent rating agencies, to underwrite reinsurance. A material decline in our existing capital below a level necessary to maintain our ratings would require that we raise additional capital through financings or the capital markets. To the extent that our existing capital is insufficient to fund our future operating requirements, we may need to raise additional funds through financings or limit our growth. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected.
     17. Under certain circumstances, you may be required to pay taxes on your pro rata share of the related person insurance income of Platinum Bermuda and of Platinum UK.
          If the related person insurance income (“RPII”) of Platinum Bermuda or Platinum UK were to equal or exceed 20% of the gross insurance income of Platinum Bermuda or Platinum UK in any taxable year and direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly) 20% or more of the voting power or value of the shares of Platinum Bermuda or Platinum UK, a U.S. person who owns the common shares of Platinum Holdings directly or indirectly on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder’s pro rata share of the RPII of Platinum Bermuda or Platinum UK for the entire taxable year, determined as if such RPII were distributed proportionately to such United States shareholders at that date regardless of whether such income is distributed. In addition, U.S. tax-exempt organizations would be required to treat RPII as unrelated business taxable income if the RPII of Platinum Bermuda or Platinum UK equaled or exceeded 20% of the gross insurance income of Platinum Bermuda or Platinum UK in any taxable year. The amount of RPII earned by Platinum Bermuda or Platinum UK (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. shareholder of Platinum Bermuda or Platinum UK or any person related to such shareholder) will depend on a number of factors, including the geographic distribution of the business of Platinum Bermuda or Platinum UK and the identity of persons directly or indirectly insured or reinsured by Platinum Bermuda or Platinum UK. Some of the factors which determine the extent of RPII in any period may be beyond the control of Platinum Bermuda or Platinum UK. Consequently, the RPII of Platinum Bermuda or Platinum UK could equal or exceed 20% of its gross insurance income in any taxable year and ownership of its shares by direct or indirect insureds and related persons could equal or exceed the 20% threshold described above.
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
     18. A recently published IRS Revenue Ruling could be applied to recharacterize the insurance arrangements between Platinum US and Platinum Bermuda.
          Recently, the IRS published Revenue Ruling 2005-04, which sets forth guidelines for when there is adequate “risk distribution” for primary insurance arrangements to constitute insurance for U.S. federal tax purposes. Revenue Ruling 2005-04 does not address what constitutes risk distribution in the context of reinsurance (which includes retrocession). However, if the IRS were to successfully contend that the principles enunciated in Revenue Ruling 2005-04 apply to reinsurance (including retrocession) and find that under those principles Platinum Bermuda does not have adequate risk distribution, this could have a negative effect on our book value and potentially on the value of our common shares, particularly for those shareholders subject to the passive foreign investment company rules.
     19. We may become subject to taxes in Bermuda after 2016.
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
     20. Bermuda could be subject to sanctions by a number of multinational organizations which could adversely affect Bermuda companies.
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

     21. The regulatory system under which we operate and potential changes thereto could significantly and adversely affect our business.
          The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. In Bermuda, we operate under relatively less intensive regulatory requirements. However, in the United States and in the United Kingdom licensed reinsurers are highly regulated and must comply with financial supervision standards comparable to those governing primary insurers. For additional discussion of the regulatory requirements to which Platinum Holdings and its subsidiaries are subject, see Business - Regulation. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial results and operations. In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated above, distribute funds to Platinum Holdings. In recent years, some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the National Association of Insurance Commissioners, (“NAIC”) and state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and the development of new laws that may be more restrictive or may result in higher costs to us than current statutory requirements.
          Platinum Bermuda is not registered or licensed as an insurance company in any jurisdiction outside Bermuda. Platinum Bermuda conducts its business solely through its offices in Bermuda and does not maintain an office, and its personnel do not conduct any insurance activities, outside Bermuda. Although Platinum Bermuda does not believe it is in violation of insurance laws of any jurisdiction outside Bermuda, inquiries or challenges to Platinum Bermuda’s insurance activities may still be raised in the future.
          The offshore insurance and reinsurance regulatory framework recently has become subject to increased scrutiny in many jurisdictions, including the U.S. federal and various state jurisdictions. In the past, there have been congressional and other proposals in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the United States. If Platinum Bermuda were to become subject to any insurance laws and regulations of the United States or any U.S. state, which are generally more restrictive than those applicable to it in Bermuda, Platinum Bermuda might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing specified types of policies or contracts. Complying with those laws could have a material adverse effect on our ability to conduct our business.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
          Platinum Holdings and Platinum Bermuda lease offices located at The Belvedere Building, 69 Pitts Bay Road, Pembroke, Bermuda. The term of this lease ends on December 31, 2009. The principal offices of Platinum US and all other U.S. based subsidiaries are located at Two World Financial Center, New York, New York. The term of this lease ends on September 29, 2013. Platinum US also leases 4,000 square feet of office space in Chicago. The term of the lease in Chicago ends on February 28, 2011. The principal offices of Platinum UK are located at St. Clare House, 30/33 Minories, London, where Platinum UK leases approximately 3,200 square feet of office space. The term of this lease ends on October 22, 2011. We anticipate no difficulty in extending these leases or obtaining comparable office facilities in suitable locations and consider our facilities to be adequate for our current needs.
Item 3. Legal Proceedings
          As previously disclosed, in November and December 2004 we received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products. We have fully cooperated in responding to all such requests. Other reinsurance companies have reported receiving similar subpoenas and requests. We are unable to predict the direction the investigation will take and the impact, if any, it may have on our business. In view of the ongoing industry investigations, we retained the law firm of Dewey Ballantine LLP to conduct a review of our finite reinsurance practices. They informed us that they identified no evidence of improprieties.
          On June 14, 2005, we received a grand jury subpoena from the United States Attorney for the Southern District of New York requesting documents relating to our finite reinsurance products. We have been informed that other companies in the industry have received similar subpoenas. We have fully cooperated in responding to this request.
          In the normal course of business, we may become involved in various claims and legal proceedings. We are not currently aware of any pending or threatened material litigation.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of Platinum Holdings shareholders during the fourth quarter of 2006.
PART II
Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
          Our common shares are listed on the NYSE under the symbol “PTP.” The following table shows the high and low per share trading prices of our common shares, as reported on the NYSE for the periods indicated:

	Price Range of
	Common Shares
Year	High	Low
2006:
First Quarter	$32.30	$28.00
Second Quarter	30.00	26.14
Third Quarter	31.11	27.34
Fourth Quarter	$31.41	$29.51

	Price Range of
	Common Shares
Year	High	Low
2005:
First Quarter	$32.03	$29.02
Second Quarter	32.15	26.43
Third Quarter	35.21	27.45
Fourth Quarter	$31.70	$27.10
          On February 16, 2007, the last reported sale price for our common shares on the NYSE was $30.76 per share. At February 16, 2007, there were approximately 25 holders of record and approximately 4,200 beneficial holders of our common shares.
          During the years ended December 31, 2006 and 2005 we paid quarterly cash dividends of $0.08 per common share. The Board has declared a dividend for the first quarter of 2007 of $0.08 per common share, payable on March 31, 2007 to shareholders of record at the close of business on March 1, 2007. The declaration and payment of both preferred and common share dividends are at the discretion of the Board of Directors and depend upon our results of operations, cash flows, the financial positions and capital requirements of Platinum Bermuda, Platinum US and Platinum UK, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant. Unless all accrued, cumulated and unpaid dividends on our preferred shares for all past quarterly dividend periods have been paid in full we cannot declare or pay any dividends or make any distributions to any of our common shareholders. See Sources of Liquidity under Financial Condition, Liquidity and Capital resources on page 72 for further discussion of potential limitations of dividends.
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
          Platinum US is subject to regulatory constraints imposed by Maryland insurance law, Platinum UK is subject to regulatory constraints imposed by U.K. insurance law, Platinum Regency is subject to constraints imposed by Irish law, and Platinum Bermuda is subject to regulatory constraints imposed by Bermuda insurance law. Such constraints affect the ability of each to pay dividends to Platinum Holdings. See Business — Regulation.
          We have agreed to adjust the exercise price of the options granted to St. Paul and RenaissanceRe to the extent common share dividend increases exceed 10% per year; however, we do not expect that common share dividend increases, if any, will exceed such rate.
          We did not issue any common shares that were not registered under the Securities Act and no repurchases of our common shares were made during the year ended December 31, 2006.
Performance Graph
          The Company commenced operations on November 1, 2002 upon completion of the Initial Public Offering. The graph below compares cumulative total return on the Common Shares with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index (the “S&P 500 Index”) and the S&P Property-Casualty Industry Group Stock Price Index (the “S&P Property-Casualty Index”),

for the period commencing November 1, 2002 and ending on December 31, 2006. The graph shows the value at December 31 of each calendar year since the commencement of operations by the Company of $100 invested on November 1, 2002 in the Common Shares, the S&P 500 Index, and the S&P Property-Casualty Index as measured by the last sale price on the last trading day of each such period.
Total Return to Shareholders

	Indexed Returns *
	Years Ending December 31,
	2002	2003	2004	2004	2006
Platinum	105.61	121.69	127.49	128.69	129.55
S&P 500 Index	97.98	126.08	139.80	146.67	169.84
S&P 500 Property & Casualty Index	96.57	122.07	134.79	155.16	175.14

*	Index value at November 1, 2002 — 100.00
          The foregoing Performance Graphs shall not be deemed to be “soliciting material” or “filed” with the SEC or incorporated by reference in any previous or future document filed by the Company with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates such Performance Graph by reference in any such document.
Item 6. Selected Financial Data
          The following table sets forth certain of our selected financial data as of and for the years ended December 31, 2006, 2005, 2004 and 2003, and for the period from April 19, 2002 through December 31,

2002 and of St. Paul Re for the period from January 1, 2002 through November 1, 2002. Our data as of and for the years ended December 31, 2006, 2005 and 2004 were derived from our consolidated financial statements beginning on page F-1 of this Form 10-K. Our data as of and for the year ended December 31, 2003 and as of and for the period from April 19, 2002 through December 31, 2002 were derived from our audited consolidated financial statements not included in this Form 10-K. The data for St. Paul Re for the period ended November 1, 2002 was derived from the audited combined financial statements of St. Paul Re prior to our initial public offering in 2002 (the “Predecessor Business”) not included in this Form 10-K. You should read the selected financial data in conjunction with our consolidated financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 beginning on page F-1 of this Form 10-K, and the related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 46 of this Form 10-K.
     The underwriting results and the audited historical combined financial statements of St. Paul Re (the Predecessor Business) are not indicative of our actual results subsequent November 1, 2002.
Five-Year Summary of Selected Financial Data
($ in millions, except per share amounts)

						St. Paul Re
	Platinum Underwriters Holdings, Ltd.					(Predecessor)
					As of and
					for the	Period from
					period from	January 1,
					April 19, 2002	2002
					through	through
	Years ended December 31,				December 31,	November 1,
	2006	2005	2004	2003	2002	2002
Statement of Operations Data:

Net premiums written	$1,176.6	1,717.7	1,646.0	1,172.1	$298.1	$1,007.0
Net premiums earned	1,336.7	1,714.7	1,447.9	1,067.5	107.1	1,102.0
Net investment income	188.0	129.4	84.5	57.6	5.2
Net losses and LAE	760.6	1,505.4	1,019.8	584.2	60.4	791.0
Underwriting expenses	357.2	458.8	381.0	320.7	37.6	$319.0
Net income (loss)	329.7	(137.5)	84.8	144.8	6.4
Basic earnings (loss) per common share	5.38	(3.01)	1.96	3.37	0.15
Diluted earnings (loss) per common share	4.96	(3.01)	1.81	3.09	0.15
Dividends declared per common share	$0.32	0.32	0.32	0.32	$—

	Platinum Underwriters Holdings, Ltd.
					As of and
					for the
					period from
					April 19, 2002
					through
	Years ended December 31,				December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:

Total investments and cash	$4,228.9	3,830.4	2,456.9	1,790.5	$1,346.7
Premiums receivable	377.2	567.4	580.0	487.4	5.6
Total assets	5,093.6	5,154.4	3,422.0	2,485.6	1,644.9
Unpaid losses and LAE	2,368.5	2,324.0	1,381.0	736.9	281.7
Unearned premiums	349.8	502.0	502.4	306.0	191.0
Debt obligations	292.8	292.8	137.5	137.5	137.5
Shareholders’ equity	1,858.1	1,540.2	1,133.0	1,067.2	921.2

Book value per common share	$28.33	23.22	26.30	24.79	$21.42

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included on pages F-1 through F-46 of this Form 10-K and Note on Forward-Looking Statements on page 1. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Overview
          Platinum Holdings is a Bermuda holding company organized in 2002. We operate through our two licensed reinsurance subsidiaries: Platinum Bermuda and Platinum US. Through December 31, 2006 we also underwrote business in Platinum UK. We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.
          In November 2002, we completed an initial public offering and entered into several agreements with St. Paul for the transfer of continuing reinsurance business and certain related assets of St. Paul to us. Among these agreements were the Quota Share Retrocession Agreements.
Critical Accounting Estimates
          It is important to understand our accounting estimates in order to understand our financial position and results of operations. We consider certain of these estimates to be critical to the presentation of the financial results since they require management to make estimates and valuation assumptions.

These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Certain of the estimates and assumptions result from judgments that are necessarily subjective and consequently actual results may materially differ from these estimates. Our critical accounting estimates include premiums written and earned, unpaid losses and LAE, valuation of investments and evaluation of risk transfer.
          Premiums Written and Earned
          Assumed reinsurance premiums are recognized as revenues as premiums become earned, which generally occurs proportionately over the coverage period. Net premiums earned are recorded in the consolidated statement of operations, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded on the consolidated balance sheet as unearned premiums, gross of any ceded unearned premiums.
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
          When estimating premiums written and earned, we segregate the business of each of our reinsurance subsidiaries into classes by type of coverage and type of contract (approximately 90 classes). Within each class, business is further segregated by the year in which the contract incepted (the “Underwriting Year”), starting with 2002. Estimates of WBNR and EBNR are made for each class and Underwriting Year. Premiums are estimated based on ceding company estimates and our own judgment after considering factors such as the ceding company’s historical premium versus projected premium, the ceding company’s history of providing accurate estimates, anticipated changes in the marketplace and the ceding company’s competitive position therein, reported premiums to date and the anticipated impact of proposed underwriting changes. The net impact on the results of operations of changes in estimated premiums earned is reduced by the losses and acquisition expenses related to such premiums earned.
          Premiums receivable include premiums billed and in the course of collection as well as WBNR. WBNR is the component of premiums receivable that is subject to judgment and uncertainty. Premiums receivable as of December 31, 2006 of $377,183,000 included $315,243,,000 of WBNR that is based upon estimates. The appropriateness of WBNR is evaluated in light of the actual premium reported by the ceding companies and any adjustments to WBNR and EBNR that represent premiums earned are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made. The initial estimates of premiums derived by our underwriting function in respect of the year ended December 31, 2006 were evaluated. The cumulative impact of our evaluation in respect of premiums receivable as of December 31, 2006 was to reduce WBNR by approximately $19,412,000 or 5.1%. For example, WBNR premium receivable in our North American casualty claims-made excess-of-loss reinsurance class was $68,065,000 of the $315,243,000 as of December 31, 2006 and reflects a $5,799,000 reduction from initial premium estimates. We believe that we reasonably could have made an adjustment of between $0 and $5,799,000 with respect to this reinsurance class as of December 31, 2006.

Had we not made this adjustment, the reinsurance premiums receivable for this class would have been $73,864,000 as of December 31, 2006.
     Due to the time lag inherent in the reporting of premiums by ceding companies, a significant portion of amounts included as premiums written and premiums earned represents estimated premiums and are not currently due based on the terms of the underlying contracts. Premiums earned, including EBNR, are a measure of exposure to losses, LAE and acquisition expenses. Consequently, when previous estimates of premiums earned are increased or decreased, the related provisions for losses and LAE and acquisition expenses previously recorded are also adjusted accordingly. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. As of December 31, 2006, based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset those premium receivables against losses and LAE or other amounts payable to the same parties, we did not establish an allowance for uncollectible premiums receivable.
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
     Unpaid Losses and LAE
     One of the most significant estimates made by management in the preparation of our financial statements is the estimation of unpaid losses and LAE, also referred to as “loss reserves.” Unpaid losses and LAE include estimates of the cost of claims that were reported but not yet paid, generally referred to as case reserves, and IBNR. These liabilities are estimates of future amounts required to pay losses and LAE for reinsured claims for which we are liable and that have occurred at or before the balance sheet date. Every quarter, our actuaries prepare estimates of the loss reserves based on established actuarial techniques. Because the ultimate amount of unpaid losses and LAE is uncertain, we believe that the quantitative techniques used to estimate these amounts are enhanced by management’s professional judgment. We review these estimates and determine our best estimate of the liabilities to record in our consolidated financial statements. From time to time we may obtain third party actuarial reviews of a portion or all of our unpaid losses and LAE to assist in the reserve valuation process.
     While we commenced operations in 2002, the business written is sufficiently similar to the historical reinsurance business of St. Paul Re such that we use the historical loss experience of this business, which is periodically updated by St. Paul Re, to estimate our initial expected ultimate losses and the expected patterns of reported losses. These patterns can span more than a decade and, given our own limited history, the availability of the St. Paul Re data is a valuable asset.
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
     The gross liabilities recorded on our consolidated balance sheets as of December 31, 2006 and 2005 for unpaid losses and LAE were $2,368,482,000 and $2,323,990,000 respectively. The following table sets forth a breakdown between gross case reserves and gross IBNR by segment as of December 31, 2006 and 2005 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
December 31, 2006
Gross case reserves	$336,503	269,447	113,897	$719,847
Gross IBNR	235,932	1,198,432	214,271	1,648,635

Total gross unpaid losses and LAE	$572,435	1,467,879	328,168	$2,368,482

December 31, 2005
Gross case reserves	$292,722	152,872	66,151	$511,745
Gross IBNR	570,783	954,444	287,018	1,812,245

Total gross unpaid losses and LAE	$863,505	1,107,316	353,169	$2,323,990

     Case reserves are usually based upon claim reports received from ceding companies. The information we receive varies by ceding company and includes paid losses and case reserves and may include an estimated provision for IBNR. Case reserves may be increased or decreased by our claims personnel based on receipt of additional information, including information received from ceding companies. IBNR is based on actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method. IBNR related to a specific event may be based on our estimated exposure to an industry loss and may rely on the use of catastrophe modeling software.
     Generally, initial actuarial estimates of IBNR not related to a specific event are based on the loss ratio method applied to each Underwriting Year for each class of business. Actual paid losses and case reserves, generally referred to collectively as reported losses, are subtracted from expected ultimate losses to determine IBNR. The initial expected ultimate losses involve management judgment and are based on: (i) contract by contract expected loss ratios developed during our pricing process, and (ii) our historical loss ratios and those of St. Paul Re adjusted for rate changes and trends. These judgments take into account management’s view of past, current and future: (i) market conditions, (ii) changes in the business underwritten, (iii) changes in timing of the emergence of claims and (iv) other factors that may influence expected ultimate losses.
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
     When estimating unpaid losses and LAE, we segregate the business of each of our reinsurance subsidiaries into classes by type of coverage and type of contract (approximately 90 classes). Within each class the business is further segregated by Underwriting Year, starting with 2002.
     Multiple point estimates using a variety of actuarial techniques are calculated for many, but not all, of our 90 classes of coverage for each Underwriting Year. We do not believe that these multiple point estimates are or should be considered a range. Our actuaries consider each class and determine the most appropriate point estimate based on the characteristics of the particular class and other relevant factors such as historical ultimate loss ratios, the presence of individual large losses and known occurrences that have not yet resulted in reported losses. For some classes of business our actuaries believe that a review of individual contract information improves the loss reserve estimate. For example, individual contract review is particularly important for the Finite Risk segment and the accident and health class within the Casualty segment. Our actuaries make their determinations of the most appropriate point estimate of loss for each class. This information is aggregated and reviewed and approved by management and is included in the liability for unpaid losses and LAE.
     Generally, North American casualty excess business has the longest pattern of reported losses and, therefore, loss estimates have a higher degree of uncertainty than other reinsurance classes. IBNR for these classes as of December 31, 2006 was $929,671,000, which was 57% of the total IBNR at that date. Because estimates of unpaid losses and LAE related to North American casualty excess business have a higher degree of uncertainty, we would not consider a variance of five percentage points from the initial expected loss ratio to be unusual. As an example, a change in the initial expected loss ratio from 66% to 71% would result in an increase of the IBNR for these classes by $88,135,000. This equates to approximately 8% of the liability for total unpaid losses and LAE for these classes as of December 31, 2006. As another example, if the estimated pattern of reported losses was accelerated by 5% the IBNR for these classes would decrease by $4,904,000, which is less than 1%. We have selected these two inputs as examples of sensitivity analyses because we believe that the two most important inputs to the reserve estimation methodologies described above are the initial expected loss ratio and the estimated pattern of reported losses.
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
     Loss reserve calculations for primary insurance business are not precise in that they deal with the inherent uncertainty of future developments. Primary insurers must estimate their own losses, often based on incomplete and changing information. Reserving for reinsurance business introduces further uncertainties compared with reserving for primary insurance business. The uncertainty in the reserving process for reinsurers is due, in part, to the time lags inherent in reporting from the original claimant to the primary insurer and then to the reinsurer. As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, we are subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to us. As of December 31, 2006, we did not have any significant back-log related to our processing of assumed reinsurance information.
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
     Valuation of Investments
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

     We routinely review our investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other-than-temporary impairments.” The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include, but are not limited to, the overall financial condition of the issuer, the duration and magnitude of an unrealized loss, specific credit events and our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss. If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security to its current fair value and record a realized loss in the consolidated statement of operations. During 2006, based on a definitive agreement to sell our other invested asset, we wrote down the carrying value of the investment and recorded a realized loss of $255,000. During 2005, as a result of the routine evaluation of investments, we wrote down the carrying value of the same other invested asset to its estimated net realizable value and recorded a realized loss of $1,769,000.
     Risk Transfer
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
     In 2005 an unprecedented level of hurricane losses caused many reinsurers to report significant net losses. Many reinsurers were able to raise additional capital in the third and fourth quarters of 2005 and a number of new reinsurers were formed. Nonetheless, the magnitude of the hurricane losses caused rating agencies to tighten capital requirements and both reinsurers and their insurance company clients to reassess their catastrophe pricing and aggregate loss monitoring parameters and procedures. The result has been an increase in catastrophe pricing, particularly for wind exposures in the U.S. The impact on non-catastrophe pricing has been to mitigate the trend towards rate weakening with many markets experiencing an environment of little or no rate change. We believe that current rates should provide adequate returns.

Results of Operations
Year Ended December 31, 2006 as Compared with the Year Ended December 31, 2005
     Net income (loss) for the years ended December 31, 2006 and 2005 was as follows ($ in thousands):

	2006	2005	Increase
Net income (loss)	$329,657	(137,487)	$467,144
     The most significant factor in the comparison of net income in 2006 with the net loss in 2005 was the difference in underwriting income in 2006 as compared with 2005. Underwriting income, which consists of net premiums earned, less losses and LAE, acquisition expenses and operating expenses related to the reinsurance company subsidiaries, was $218,880,000 in 2006 and was favorably impacted by a low level of major catastrophes. In 2005 we incurred an underwriting loss of $249,506,000 primarily resulting from losses arising out of the 2005 Hurricanes that caused severe damage in the Gulf Coast region of the United States, including the states of Louisiana, Mississippi, Texas and Florida as well as in Mexico and the Caribbean. As a result of losses from the 2005 Hurricanes, certain reinsurance contracts generated additional premiums and adjustments to accrued profit commissions. The aggregate net adverse impact on our net loss for the year ended December 31, 2005 from the 2005 Hurricanes is summarized as follows ($ in thousands):

Gross losses and LAE	$654,090
Retrocessional reinsurance	(73,800)

Net losses and LAE	580,290
Additional net premiums earned	(46,666)
Profit commissions	(3,654)

Net adverse impact on income before income taxes	$529,970

     Net favorable development, which includes the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions, also contributed to underwriting income. Net favorable development was $55,768,000 in 2006 as compared with $79,256,000 in 2005. The net favorable development in 2006 includes $4,160,000 of net unfavorable development from the 2005 Hurricanes. In addition to the increase in underwriting income, net income in 2006 as compared with the net loss in 2005 was also favorably impacted by an increase in investment income of $58,542,000 and unfavorably impacted by increases in operating expenses related to Platinum Holdings and operating expenses not allocated to segments of $10,036,000 and income tax expense of $55,134,000 in 2006.
     Gross, ceded and net premiums written and earned for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Gross premiums written	$1,275,200	1,765,155	$(489,955)
Ceded premiums written	98,587	47,433	51,154

Net premiums written	1,176,613	1,717,722	(541,109)

			Increase
	2006	2005	(decrease)
Gross premiums earned	1,434,282	1,757,138	(322,856)
Ceded premiums earned	97,581	42,415	55,166

Net premiums earned	$1,336,701	1,714,723	$(378,022)

     The decrease in net premiums written and earned in 2006 as compared with 2005 was attributable to reductions in business written in all three of our segments. These reductions were partially offset by increases in estimates of net written premiums of approximately $68,937,000 in the North American excess casualty classes related to business written in prior periods. We also commenced ceding premiums under a quota share retrocession agreement effective January 1, 2006 (the “Property Quota Share Agreement”) under which Platinum US and Platinum UK ceded 30% of their new and renewal property catastrophe business effective on or after January 1, 2006 to a non-affiliated reinsurer. The decrease in net premiums written and earned in 2006 is also partially due to additional net premiums written and earned in 2005 of approximately $49,451,000 and $46,666,000, respectively, related to losses arising from the 2005 Hurricanes. The reduction in net premiums earned was also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Net investment income for the years ended December 31, 2006 and 2005 was $187,987,000 and $129,445,000, respectively. Net investment income increased during 2006 primarily due to increased invested assets attributable to positive cash flow from operations, excluding trading securities activities, which was $525,025,000 in 2006 as well as proceeds from the issuance of common and preferred shares and debt obligations in 2005. The book basis yields on fixed maturity securities were 4.6% and 4.4% as of December 31, 2006 and 2005, respectively. Net investment income included $7,998,000 and $8,172,000 of interest earned on funds held for the years ended December 31, 2006 and 2005, respectively. Net realized gains (losses) on investments were $1,090,000 and ($3,046,000) for the years ended December 31, 2006 and 2005, respectively. Net realized losses in 2006 and 2005 included $255,000 and $1,769,000, respectively, relating to the write-down of our investment in Inter-Ocean Holdings, Ltd. The remaining net realized gains and losses on investments in 2006 and 2005 primarily result from our efforts to manage credit quality, duration, foreign currency exposure, investment sector allocation as well as to balance our investment risk and reinsurance risk.
     Other income (expense) for the years ended December 31, 2006 and 2005 was ($2,872,000) and ($586,000), respectively. Other expense in 2006 included ($2,221,000) of net unrealized losses relating to changes in fair value of fixed maturity securities classified as trading and ($706,000) of net expense on reinsurance contracts accounted for as deposits. Other expense in 2005 included ($102,000) of net unrealized losses relating to changes in fair value of fixed maturity securities classified as trading and ($53,000) of net expense on reinsurance contracts accounted for as deposits.
     Net losses and LAE and the resulting loss and LAE ratios for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net losses and LAE	$760,602	1,505,425	$(744,823)
Net loss and LAE ratios	56.9%	87.8%	(30.9) points

     The decreases in net losses and LAE and the resulting net loss and LAE ratio in 2006 as compared with 2005 were primarily due to the significant difference in major catastrophe losses. Major catastrophe losses were $5,500,000 representing 0.4% of net premiums earned in 2006 as compared with $604,890,000 representing 35.3% of net premiums earned in 2005. Included in the major catastrophe losses in 2005 were $580,290,000 from the 2005 Hurricanes representing 33.8% of net premiums earned. Net losses and LAE and the resulting net loss and LAE ratios were also impacted by net favorable loss development of $60,746,000, representing 4.5% of net premiums earned in 2006 and $97,314,000, representing 5.7% of net premiums earned in 2005. The net favorable loss development in 2006 included net unfavorable loss development on the 2005 Hurricanes of $3,596,000.
     Exclusive of the effects of the catastrophe losses, including additional premiums generated by such catastrophe losses, and net favorable loss development, the net loss and LAE ratio in 2006 increased by approximately 1% as compared 2005. The increase is attributable to higher loss ratios in the Casualty segment reflecting decreases in price adequacy. The decrease in net premiums earned also contributed to the decrease in losses and LAE in 2006. Some of the most significant decreases in net premiums earned have been in the finite casualty, crop, trade credit and accident and health classes, which have loss ratios higher than our overall book of business. The net loss and LAE ratios were also affected by changes in the mix of business.
     Net acquisition expenses and resulting net acquisition expense ratios for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net acquisition expenses	$285,923	403,135	$(117,212)
Net acquisition expense ratios	21.4%	23.5%	(2.1) points
     The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned in 2006 as compared with 2005. The decrease in the acquisition expense ratio in 2006 as compared with 2005 was partially due to the decrease in assumed quota share contracts in the Property and Marine and Finite Risk segments that had higher ceding commissions than the remaining business. Net acquisition expenses also included increases in adjustable commissions of approximately $2,285,000 in 2006 relating to prior years’ loss development, representing 0.2% of net premiums earned as compared with $15,790,000, representing 0.9% of net premiums earned in 2005. Also contributing to the decrease in the acquisition expense ratio in 2006 as compared with 2005 was a ceding commission and override on the Property Quota Share Agreement.
     Operating expenses for the years ended December 31, 2006 and 2005 were $95,490,000 and $69,827,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. The increase in operating expenses was primarily due to increased incentive-based compensation accruals. In 2006, operating expenses included approximately $17,000,000 of accruals for incentive-based compensation as compared with $1,000,000 in 2005. The increase in incentive-based compensation was the result of the significant increase in net income. The remainder of the increase in operating expenses is primarily due to the expansion of operations in Bermuda, including Platinum Bermuda which has increased its underwriting activity and increased its staff accordingly. The increase is also partially attributable to costs related to equity grants under long term performance based incentive plans.
     Net foreign currency exchange gains (losses) for the years ended December 31, 2006 and 2005 were $738,000 and ($2,111,000), respectively. We routinely transact business in various foreign currencies. Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in foreign currencies. We periodically monitor our largest foreign currency exposures and purchase or sell foreign currency denominated invested assets to match these exposures. Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.
     Interest expense for the years ended December 31, 2006 and 2005 was $21,805,000 and $20,006,000, respectively, and includes interest related to our Equity Security Units (“ESU’s”) as well as interest on other debt obligations. The increase in 2006 as compared with 2005 was due to the increase in average outstanding debt during the comparable periods. Interest expense in 2006 includes interest on $250,000,000 of Series B 7.5% Notes due June 1, 2017 (the “Series B Notes”) as well as interest on the remaining balance of $42,840,000 of the Series B 6.371% Remarketed Senior Guaranteed Notes due November 16, 2007 (the “Remarketed Notes”). The Series B Notes were originally issued as Series A and then subsequently exchanged for Series B Notes that have substantially the same terms and which were registered under the Securities Act. Interest expense in 2005 includes interest on the Series B Notes from issuance in May 2005 and interest on $137,500,000 of the Remarketed Notes at 5.25% per annum until remarketed in August 2005 at 6.371% per annum. The Remarketed Notes were then partially repurchased in December 2005. As a result of a repurchase of $94,660,000 of the Remarketed Notes in December 2005, we incurred a loss on repurchase of debt of $2,486,000. This includes a premium paid to the debt holders of $1,644,000, and related unamortized debt issuance costs, dealer/manager fees, and professional fees and expenses of $842,000.
     Income taxes (benefit) and the effective tax rate for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Income taxes (benefit)	$30,167	(24,967)	$55,134
Effective tax rates	8.4%	15.4%	(7.0) points
     The increase in income tax expense in 2006 as compared with the income tax benefit in 2005 was primarily due to net income in 2006 as compared with a net loss in 2005. The effective tax rate in any given year is based on income before tax expense of our subsidiaries that operate in several jurisdictions with varying corporate income tax rates. Platinum Holdings and Platinum Bermuda are not subject to corporate income tax. The decrease in the effective tax rate was due to several factors. A higher percentage of income before income taxes was generated by Platinum Holdings and Platinum Bermuda in 2006, which are not subject to corporate income tax. In 2006, the combined income before income taxes derived from Platinum Holdings and Platinum Bermuda was approximately 73% of the total income before income tax expense as compared with approximately 45% of the loss before income tax benefit in 2005. Additionally, in 2005, $6,500,000 of income tax was incurred as a result the transfer from Platinum Finance to Platinum Holdings of a portion of the proceeds from the issuance of debt obligations in May 2005. This transfer was considered to be a taxable distribution under U.S. tax law and, accordingly, subject to U.S. withholding tax.

Year Ended December 31, 2005 as Compared with the Year Ended December 31, 2004
     Net income (loss) for the years ended December 31, 2005 and 2004 was as follows ($ in thousands):

	2005	2004	Decrease
Net income (loss)	$(137,487)	84,783	$(222,270)
     The net loss in 2005 was primarily due to losses arising from the 2005 Hurricanes. In 2004, four significant named hurricanes, Charley, Frances, Ivan and Jeanne (the “2004 Hurricanes”), caused severe damage in the Caribbean and the southeastern United States, principally Florida. As a result of losses arising from these catastrophic events, certain reinsurance contracts generated additional premiums and adjustments to accrued profit commissions. The aggregate net adverse impact on our net income (loss) for the years ended December 31, 2005 and 2004 from the above mentioned hurricanes is summarized as follows ($ in thousands):

	2005	2004
Gross losses and LAE	$654,090	$230,475
Retrocessional reinsurance	(73,800)	—

Net losses and LAE	580,290	230,475
Additional net premiums earned	(46,666)	(29,265)
Profit commissions	(3,654)	(10,243)

Net adverse impact on underwriting results	$529,970	$190,967

     The net unfavorable impact on income before income taxes in 2006 from changes in estimates of the 2005 Hurricanes was $4,160,000. The effect on income before income taxes of net development of the 2004 Hurricanes was immaterial in 2005 and 2006.
     The most significant factor in the comparison of net loss in 2005 with the net income in 2004 was the difference in underwriting income in 2005 as compared with 2004. Underwriting income decreased by $296,679,000 in 2005 as compared with 2004 and was primarily due to significantly greater losses arising from the 2005 Hurricanes than the 2004 Hurricanes. The hurricane losses in both 2005 and 2004 were partially offset by growth of profitable business in the Casualty segment and net favorable development. Net favorable development includes the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions. Net favorable development was $79,256,000 and $55,520,000 in 2005 and 2004, respectively. The net loss in 2005 as compared with net income in 2004 was also favorably impacted by an increase in net investment income of $44,913,000 and a decrease in income tax expense of $55,316,000, partially offset by an increase in operating expenses of $3,494,000 and loss on repurchase of debt of $2,486,000.
     Gross, ceded and net premiums written and earned for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Gross premiums written	$1,765,155	1,659,790	$105,365
Ceded premiums written	47,433	13,777	33,656

Net premiums written	1,717,722	1,646,013	71,709

	2005	2004	Increase
Gross premiums earned	1,757,138	1,465,058	292,080
Ceded premiums earned	42,415	17,123	25,292

Net premiums earned	$1,714,723	1,447,935	$266,788

     The increase in net premiums written in 2005 as compared with 2004 was attributable to growth in Property and Marine and Casualty segments offset by a decline in the Finite Risk segment. Net premiums written and earned in 2005 included approximately $49,451,000 and $46,666,000, respectively, of additional premiums related to losses arising from the 2005 Hurricanes. Net premiums written and earned in 2004 included approximately $29,265,000 of additional premiums related to losses arising from the 2004 Hurricanes. Net premiums written and earned in 2005 also included $2,268,000 of net additional premiums relating loss development of prior years. There were no significant premium adjustments relating to loss development in 2004. The remaining increase in net premiums earned was related to the growth in current and prior periods’ net premiums written and was also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Net investment income for the years ended December 31, 2005 and 2004 was $129,445,000 and $84,532,000, respectively. Net investment income increased during 2005 primarily due to increased invested assets attributable to positive cash flow from operations, excluding trading securities activities, which was $618,909,000 and $698,223,000 in 2005 and 2004, respectively. Also contributing to the increase in invested assets in 2005 were the net proceeds from the issuances of: debt of $246,900,000, preferred shares of $168,162,000 and common shares of $426,293,000. The book basis yields on fixed maturity securities were 4.4% and 4.3% as of December 31, 2005 and 2004, respectively. Net investment income included $8,172,000 and $2,651,000 of interest earned on funds held for the years ended December 31, 2005 and 2004, respectively. Net realized gains (losses) on investments were ($3,046,000) and $1,955,000 for the years ended December 31, 2005 and 2004, respectively. Net realized losses in 2005 included $1,769,000 relating to the write-down of our investment in Inter-Ocean Holdings, Ltd. The remaining net realized gains and losses on investments in 2005 and 2004 primarily result from our efforts to manage credit quality, duration, foreign currency exposure, investment sector allocation as well as to balance our investment risk and reinsurance risk.
     Other income (expense) for the years ended December 31, 2005 and 2004 was ($586,000) and $3,211,000, respectively. Other expense in 2005 included ($102,000) of net unrealized losses relating to changes in fair value of fixed maturity securities classified as trading, and ($53,000) of net expense on reinsurance contracts accounted for as deposits. Other income in 2004 included $1,036,000 of net unrealized gains relating to changes in fair value of fixed maturity securities classified as trading, $758,000 of earnings on reinsurance contracts accounted for as deposits and a gain of $1,000,000 on the sale of assets.
     Net losses and LAE and the resulting loss and LAE ratios for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net losses and LAE	$1,505,425	1,019,804	$485,621
Net loss and LAE ratios	87.8%	70.4%	17.4 points

     The increase in net losses and LAE in 2005 as compared with 2004 was primarily the result of more significant losses arising from the 2005 Hurricanes than from the 2004 Hurricanes. Net losses and LAE from the 2005 Hurricanes were $349,815,000 more than the net losses and LAE from the 2004 Hurricanes. The increase in net losses and LAE was also due to the growth in business in the Property and Marine and Casualty segments. The increase in the loss ratio in 2005 from 2004 was due primarily to losses from the 2005 Hurricanes that represented 33.8% of net premiums earned in 2005 as compared with losses from the 2004 Hurricanes that represented 15.9% of net premiums earned in 2004. Losses from major catastrophes in 2005 other than the 2005 Hurricanes were approximately $24,600,000 or 1.4% of net premiums earned. There were no significant catastrophe losses in 2004 other than from the 2004 Hurricanes. The net losses and LAE from the hurricanes in 2005 and 2004 were partially offset by net favorable loss development of $97,314,000, representing 5.7% of net premiums earned in 2005 and $57,151,000, representing 3.9% of net premiums earned in 2004.
     Net acquisition expenses and resulting net acquisition expense ratios for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net acquisition expenses	$403,135	327,821	$75,314
Net acquisition expense ratios	23.5%	22.6%	0.9 points
     The increase in net acquisition expenses in 2005 as compared with 2004 was consistent with the growth in business in the Property and Marine and Casualty segments. Contributing to the increase in the net acquisition expense ratio in 2005 as compared with 2004 were greater reductions of profit commissions under reinsurance contracts that incurred losses from the 2004 Hurricanes as compared with similar reductions of profit commissions in 2005 relating to the 2005 Hurricanes. Profit commission reductions relating to the 2005 Hurricanes were $3,654,000 representing 0.2% of net premiums earned as compared with profit commission reductions relating to the 2004 Hurricanes of $10,243,000 representing 0.7% of net premiums earned. Net acquisition expenses also included increases in adjustable commissions of approximately $15,790,000 in 2005 relating to prior years’ loss development, representing 0.9% of net premiums earned as compared with increases of $1,631,000 of adjustable commissions in 2004, representing 0.1% of net premiums earned. The net acquisition expense ratios in 2005 and 2004 were also affected by changes in the mix of business.
     Operating expenses for the years ended December 31, 2005 and 2004 were $69,827,000 and $66,333,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings. The increase of $3,494,000 in operating expenses in 2005 as compared with 2004 was attributable to increased compensation costs.
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
     Interest expense for the years ended December 31, 2005 and 2004 was $20,006,000 and $9,268,000, respectively, and included interest related to the ESU’s as well as interest on debt obligations. The increase in 2005 as compared with 2004 was primarily due to interest on the Series B Notes issued in

May 2005. In December 2005, we repurchased $94,660,000 of the Remarketed Notes and incurred a loss on repurchase of debt of $2,486,000.
     Income taxes (benefit) and the effective tax rate for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Decrease
Income tax expense (benefit)	$(24,967)	30,349	$(55,316)
Effective tax rates	15.4%	26.4%	(11.0) points
     The income tax benefit in 2005 as compared with income tax expense in 2004 was due to the loss before income tax benefit in 2005. In 2005, approximately 45.0% of the loss before income tax benefit was derived from Platinum Holdings and Platinum Bermuda. In 2004, approximately 16.9% of the income before income tax expense was derived from Platinum Holdings and Platinum Bermuda. Additionally, we incurred approximately $6,500,000 of income tax expense in 2005 associated with the transfer from Platinum Finance to Platinum Holdings of a portion of the proceeds from the issuance of debt obligations in May 2005. This transaction was deemed to be a taxable distribution under U.S. tax law and subject to U.S. withholding tax.
Segment Information
     We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. In managing our operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. We do not allocate assets or certain income and expenses such as investment income, interest expense and certain corporate expenses by segment. Segment underwriting income is reconciled to income before income taxes. The measures we used in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments for the years ended December 31, 2006, 2005 and 2004 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Year ended December 31, 2006:
Net premiums written	$424,929	757,675	(5,991)	$1,176,613

Net premiums earned	448,959	764,341	123,401	1,336,701
Net losses and LAE	145,900	522,815	91,887	760,602
Net acquisition expenses	70,905	188,717	26,301	285,923
Other underwriting expenses	39,887	27,022	4,387	71,296

Segment underwriting income	$192,267	25,787	826	218,880

Net investment income				187,987
Net realized gains on investments				1,090
Net foreign currency exchange gains				738
Other expense				(2,872)
Corporate expenses not allocated to segments				(24,194)
Interest expense				(21,805)

Income before income tax expense				$359,824

Ratios:
Net loss and LAE	32.5%	68.4%	74.5%	56.9%
Net acquisition expense	15.8%	24.7%	21.3%	21.4%
Other underwriting expense	8.9%	3.5%	3.6%	5.3%

Combined	57.2%	96.6%	99.4%	83.6%

Year ended December 31, 2005:
Net premiums written	$575,055	809,031	333,636	$1,717,722

Net premiums earned	569,173	789,629	355,921	1,714,723
Net losses and LAE	756,742	511,609	237,074	1,505,425
Net acquisition expenses	93,983	194,397	114,755	403,135
Other underwriting expenses	26,074	24,690	4,905	55,669

Segment underwriting income (loss)	$(307,626)	58,933	(813)	(249,506)

Net investment income				129,445
Net realized losses on investments				(3,046)
Net foreign currency exchange losses				(2,111)
Other expense				(586)
Corporate expenses not allocated to segments				(14,158)
Interest expense				(20,006)
Loss on repurchase of debt				(2,486)

Loss before income tax benefit				$(162,454)

	Property
	and Marine	Casualty	Finite Risk	Total
Ratios:
Net loss and LAE	133.0%	64.8%	66.6%	87.8%
Net acquisition expense	16.5%	24.6%	32.2%	23.5%
Other underwriting expense	4.6%	3.1%	1.4%	3.2%

Combined	154.1%	92.5%	100.2%	114.5%

Year ended December 31, 2004

Net premiums written	$504,439	677,399	464,175	$1,646,013

Net premiums earned	485,135	611,893	350,907	1,447,935
Net losses and LAE	349,557	418,355	251,892	1,019,804
Net acquisition expenses	76,360	151,649	99,812	327,821
Other underwriting expenses	27,827	19,086	6,224	53,137

Segment underwriting income	$31,391	22,803	(7,021)	47,173

Net investment income				84,532
Net realized gains on investments				1,955
Net foreign currency exchange gains				725
Other income				3,211
Corporate expenses not allocated to segments				(13,196)
Interest expense				(9,268)

Income before income tax expense				$115,132

Ratios:
Net loss and LAE	72.1%	68.4%	71.8%	70.4%
Net acquisition expense	15.7%	24.8%	28.4%	22.6%
Other underwriting expense	5.7%	3.1%	1.8%	3.7%

Combined	93.5%	96.3%	102.0%	96.7%

     Property and Marine
     The Property and Marine operating segment includes principally property (including crop), marine, aviation and aerospace reinsurance coverages that are written in the United States and international markets. This business includes catastrophe excess-of-loss treaties, per-risk excess-of-loss treaties and proportional treaties. This operating segment generated 36.1%, 33.5% and 30.6% of our net premiums written in 2006, 2005 and 2004, respectively.
Year Ended December 31, 2006 as Compared with the Year Ended December 31, 2005
     Gross, ceded and net premiums written and earned for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Gross premiums written	$514,316	596,576	$(82,260)
Ceded premiums written	89,387	21,521	67,866

Net premiums written	424,929	575,055	(150,126)

			Increase
	2006	2005	(decrease)
Gross premiums earned	535,988	586,500	(50,512)
Ceded premiums earned	87,029	17,327	69,702

Net premiums earned	$448,959	569,173	$(120,214)

     Net premiums written decreased in 2006 in almost all classes within this segment, most notably North American property proportional, property risk excess, crop and aviation classes of business. Contributing to the decrease in net premiums written was our decision to reduce our exposure to North American hurricanes. The reduction in North American property proportional and property risk excess was due to our decision to favor North American catastrophe excess business over North American property proportional and property risk excess catastrophe exposed business. Net premiums written and net premiums earned in 2005 included additional premiums of $45,409,000 and $42,624,000, respectively, from reinsurance contracts that incurred losses arising from the 2005 Hurricanes. Excluding the additional premiums related to the 2005 Hurricanes, gross premiums written in the North American catastrophe excess class increased in 2006. Net premiums written and earned in 2006 as compared with 2005 also decreased in the catastrophe classes as a result of the commencement of the Property Quota Share Agreement under which we ceded approximately $55,455,000 of premiums written. The reductions in the crop and aviation classes were primarily due to the expiration of a significant proportional contract in each class. The decreases of net premiums written were partially offset by increased pricing in the catastrophe exposed classes, primarily in North America.
     Net losses and LAE and the resulting loss ratios for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net losses and LAE	$145,900	756,742	$(610,842)
Net loss and LAE ratios	32.5%	133.0%	(100.5) points
     The decreases in net losses and LAE and the resulting net loss and LAE ratio in 2006 as compared with 2005 were primarily due to the significant difference in major catastrophe losses. Major catastrophe losses were $5,500,000 representing 1.2% of net premiums earned in 2006 as compared with $573,900,000 representing 100.8% of net premiums earned in 2005. Included in the major catastrophe losses in 2005 were $549,050,000 from the 2005 Hurricanes representing 96.5% of net premiums earned. Net losses and LAE and the resulting net loss and LAE ratios in 2006 and 2005 were also impacted by favorable net loss development of $54,317,000, representing 12.1% of net premiums earned in 2006 and $51,298,000 representing 9.0% of net premiums earned in 2005. Exclusive of the favorable net loss development, effects of the catastrophe losses and additional premiums generated by such catastrophe losses, the net loss and LAE ratio in 2006 improved by approximately 1% as compared 2005. The slight improvement is due to changes in the mix of business.
     Net acquisition expenses and resulting net acquisition expense ratios for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net acquisition expenses	$70,905	93,983	$(23,078)
Net acquisition expense ratios	15.8%	16.5%	(0.7) point

     The decrease in net acquisition expenses in 2006 as compared with 2005 was primarily due to the decrease in net premiums earned. The decrease in the net acquisition expense ratio was due in part to the commencement of the Property Quota Share Agreement which has an override and profit commission. Net acquisition expenses included increases in commissions of $3,067,000 in 2006, representing 0.7% of net premiums earned related to favorable loss development from prior years as compared with $6,489,000 representing 1.1% of net premiums earned in 2005. The net acquisition expense ratios were also impacted by changes in the mix of business.
     Other underwriting expenses for the years ended December 31, 2006 and 2005 were $39,887,000 and $26,074,000, respectively. The increase in other underwriting expenses was due to an increase in property underwriting activity in Bermuda and a corresponding increase in its staff. In 2006, both Platinum US and Platinum UK sold significant portions of their property catastrophe books of business to Platinum Bermuda. While other underwriting expense increases at Platinum Bermuda were partially offset by declines in operating expenses at Platinum US, the increased legal and other costs related to the cessation of underwriting activity of Platinum UK more than offset declines in its ongoing operating costs. Additionally, a greater percentage of common operating and administrative costs were allocated to the Property segment due to an increase in property underwriting in Bermuda and a decline in underwriting activity company wide in the Finite Risk segment. Other underwriting expenses for the years ended December 31, 2006 and 2005 included fees of $7,829,000 and $6,538,000, respectively, relating to the RenRe Agreement that provides for a periodic review of aggregate property catastrophe exposures by RenaissanceRe. These fees increased in 2006 as gross written premiums in the property catastrophe classes increased. The RenRe Agreement expires in September 2007.
Year Ended December 31, 2005 as Compared with the Year Ended December 31, 2004
     Gross, ceded and net premiums written and earned for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Gross premiums written	$596,576	517,468	$79,108
Ceded premiums written	21,521	13,029	8,492

Net premiums written	575,055	504,439	70,616

Gross premiums earned	586,500	501,040	85,460
Ceded premiums earned	17,327	15,905	1,422

Net premiums earned	$569,173	485,135	$84,038

     Net premiums written and earned increased in 2005 as compared with 2004 due to growth primarily in the North American pro-rata and catastrophe classes. The most significant increase was in the property pro-rata class where we increased our net premiums written in catastrophe exposed business in Florida. Net premiums written and earned in 2005 also included additional premiums of approximately $45,409,000 and $42,624,000, respectively, from reinsurance contracts that incurred losses arising from the 2005 Hurricanes. Net premiums written and earned in 2004 included approximately $16,198,000 of additional premiums resulting from losses arising from the 2004 Hurricanes. Net premiums written and earned in 2005 also included $2,685,000 of additional net premiums relating to unfavorable loss development on the 2004 Hurricanes. There were no significant premium changes relating to loss development in 2004.

     Net losses and LAE and the resulting loss ratios for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net losses and LAE	$756,742	349,557	$407,185
Net loss and LAE ratios	133.0%	72.1%	60.9 points
     The increase in net losses and LAE and the related net loss and LAE ratio in 2005 as compared with 2004 was due to losses of $549,050,000 arising from the 2005 Hurricanes as compared with losses of $169,652,000 arising from the 2004 Hurricanes. Net losses from the 2005 Hurricanes represent representing 96.5% of net premiums earned as compared with net losses from the 2004 Hurricanes that represent 35.0% of net premiums earned. The net losses and LAE from the 2005 Hurricanes and 2004 Hurricanes were partially offset by net favorable loss development of approximately $51,298,000 representing 9.0% of net premiums earned in 2005 and approximately $48,478,000 representing 10.0% of net premiums earned in 2004. During 2005 and 2004, actual reported losses were significantly less than expected for the short-tailed non-catastrophe property lines resulting in reductions in estimated ultimate losses for such lines. The net loss and LAE ratio was also affected by the growth in business and the additional premiums arising from the 2005 Hurricanes and 2004 Hurricanes.
     Net acquisition expenses and resulting net acquisition expense ratios for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004	Increase
Net acquisition expenses	$93,983	76,360	$17,623
Net acquisition expense ratios	16.5%	15.7%	0.8 point
     The increase in net acquisition expenses in 2005 as compared with 2004 was consistent with the growth in business. The increase in the net acquisition expense ratio was primarily due to increases in commissions of $6,489,000 in 2005 related to the net favorable development of non-catastrophe net losses and LAE, partially offset by commission reductions of $3,654,000 in 2005 related to reinsurance contracts with catastrophe losses. There were no significant commission adjustments in 2004. The net acquisition expense ratios in 2005 and 2004 were also affected by changes in the mix of business.
     Other underwriting expenses for the years ended December 31, 2005 and 2004 were $26,074,000 and $27,827,000, respectively. The decrease in other underwriting expenses was due to cost reductions in the Property and Marine segment in 2005, partially offset by the allocation of a greater percentage of common operating and administrative costs to the Property segment due to a decline in underwriting activity in the Finite Risk segment. Other underwriting expenses for the years ended December 31, 2005 and 2004 included fees of $6,538,000 and $6,396,000, respectively, relating to the RenRe Agreement that provides for a periodic review of aggregate property catastrophe exposures by RenaissanceRe.
     Casualty
     The Casualty operating segment principally includes reinsurance treaties that cover umbrella liability, general and product liability, professional liability, workers’ compensation, casualty clash, automobile liability, surety and trade credit. This operating segment also includes accident and health treaties, which are predominantly reinsurance of health insurance products. This operating segment generated 64.4%, 47.1% and 41.2% of our net premiums written for the years ended December 31, 2006, 2005 and 2004, respectively.

Year Ended December 31, 2006 as Compared with the Year Ended December 31, 2005
     Gross, ceded and net premiums written and earned for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Gross premiums written	$757,749	809,164	$(51,415)
Ceded premiums written	74	133	(59)

Net premiums written	757,675	809,031	(51,356)

Gross premiums earned	764,414	790,290	(25,876)
Ceded premiums earned	73	661	(588)

Net premiums earned	$764,341	789,629	$(25,288)

     The decrease in net premiums written in 2006 was primarily due to reductions of business written across most casualty classes in the 2006 underwriting year, most significantly in the accident and health and trade credit classes. The reduction in business written is primarily due to decreases in price adequacy which caused us to non-renew some contracts. The decrease in net premiums written in the 2006 underwriting year was partially offset by increases in estimates of net written premiums of $68,937,000 in the North American excess casualty classes related to business written in prior underwriting years as compared with similar increases of estimates of $55,500,000 in 2005. Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Net losses and LAE and the resulting loss ratios for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Increase
Net losses and LAE	$522,815	511,609	$11,206
Net loss and LAE ratios	68.4%	64.8%	3.6 points
     The increase in net losses and LAE in 2006 as compared with 2005 was primarily due to an increase in the net loss and LAE ratio. The increase in the net loss and LAE ratio in 2006 as compared with 2005 was due to less net favorable loss development in 2006 than in 2005 and higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy. Net losses and LAE included net favorable loss development of approximately $9,424,000, representing 1.2% of net premiums earned in 2006, and approximately $15,913,000 of net favorable loss development, representing 2.0% of net premiums earned in 2005. The net favorable loss development was primarily in casualty classes with short loss development periods. The net loss and LAE ratio was also affected by the changes in the mix of business within the segment.
     Net acquisition expenses and resulting net acquisition expense ratios for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

			Increase
	2006	2005	(decrease)
Net acquisition expenses	$188,717	194,397	$(5,680)
Net acquisition expense ratios	24.7%	24.6%	0.1 point

     The decrease in net acquisition expenses was due primarily to the decrease in net premiums earned in 2006 as compared with 2005. The net acquisition expense ratios were comparable for the years ended December 31, 2006 and 2005 and were impacted by changes in the mix of business.
     Other underwriting expenses for the years ended December 31, 2006 and 2005 were $27,022,000 and $24,690,000, respectively. The increase in other underwriting expenses in 2006 as compared with 2005 was primarily due to an increase in incentive-based compensation. The increase in incentive-based compensation in 2006 as compared with 2005 was due to increased net income in 2006.
Year Ended December 31, 2005 as Compared with the Year Ended December 31, 2004
     Gross, ceded and net premiums written and earned for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Gross premiums written	$809,164	678,147	$131,017
Ceded premiums written	133	748	(615)

Net premiums written	809,031	677,399	131,632

Gross premiums earned	790,290	613,111	177,179
Ceded premiums earned	661	1,218	(557)

Net premiums earned	$789,629	611,893	$177,736

     The increase in net premiums written and earned was due to growth primarily in the casualty excess class as well as expanded participation in proportional general liability, surety and trade credit business. Also, net premiums written and earned in 2005 as compared with 2004 were affected by revisions of prior years’ estimates resulting in increases in net premiums written and earned in 2005 of approximately $55,500,000 and $37,600,000, respectively. This increase was due to growth in the casualty business and increased ultimate premiums from prior underwriting years’ excess-of-loss classes due to greater than expected premiums being reported from ceding companies. This compares with revisions of prior years’ estimates resulting in reductions of net premiums written and earned in 2004 of approximately $21,300,000 and $14,300,000, respectively. These adjustments were based on reported premiums from ceding companies and revised projections of ultimate premiums written under reinsurance contracts. The net effect of changes in premium estimates, net of corresponding changes in related losses, LAE and expenses, did not have a significant net effect on underwriting income. The increase in net premiums earned was related to the growth in current and prior years’ written premiums and was affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Net losses and LAE and the resulting loss ratios for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Net losses and LAE	$511,609	418,355	$93,254
Net loss and LAE ratios	64.8%	68.4%	(3.6) points
     The increase in net losses and LAE in 2005 as compared with 2004 was consistent with the growth in net premiums earned. Net losses and LAE in 2005 included net favorable loss development of approximately $15,913,000, representing 2.0% of net premiums earned in 2005, and approximately $675,000 of net unfavorable loss development, representing 0.1% of net premiums earned in 2004. The decrease in the net loss and LAE ratio in 2005 was also due, in part, to changes in the mix of business toward classes with lower loss ratios.
     Net acquisition expenses and resulting net acquisition expense ratios for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Net acquisition expenses	$194,397	151,649	$42,748
Net acquisition expense ratios	24.6%	24.8%	(0.2) point
     The increase in acquisition expenses was due primarily to the increase in net premiums earned in 2005 as compared with 2004. The acquisition expense ratios were comparable for the years ended December 31, 2005 and 2004.
     Other underwriting expenses for the years ended December 31, 2005 and 2004 were $24,690,000 and $19,086,000, respectively. The increase in other underwriting expenses was due to the growth of business in the segment as well as the allocation of a greater percentage of common operating and administrative costs to the segment due to a decline in underwriting activity in the Finite Risk segment. The other underwriting expense ratios in 2005 and 2004 remained comparable at 3.1%.
     Finite Risk
     The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. In exchange for contractual features that limit our downside risk, reinsurance contracts we classify as finite risk provide the potential for significant profit commission to the ceding company. The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products. The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract. The three main categories of our finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss. The ongoing industry-wide investigations by legal and regulatory authorities into potential misuse of finite products have curtailed demand for finite risk products in 2006 and 2005. This operating segment generated (0.5%), 19.4% and 28.2% of our net premiums written for the years ended December 31, 2006, 2005, and 2004, respectively.
Year Ended December 31, 2006 as Compared with the Year Ended December 31, 2005
     Gross, ceded and net premiums written and earned for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Gross premiums written	$3,135	359,415	$(356,280)
Ceded premiums written	9,126	25,779	(16,653)

Net premiums written	(5,991)	333,636	(339,627)

	2006	2005	Decrease
Gross premiums earned	133,880	380,348	(246,468)
Ceded premiums earned	10,479	24,427	(13,948)

Net premiums earned	$123,401	355,921	$(232,520)

     The Finite Risk portfolio consists of a small number of contracts that can be large in premium size and, consequently, overall premium volume may vary significantly from year to year. The decrease in net premiums written and earned in 2006 as compared with 2005 was primarily attributable to the termination of two significant finite casualty quota share contracts. One of the contracts was terminated effective January 1, 2006 on a cut-off basis, which resulted in the return of previously written but unearned premium. Net premiums written and earned in 2005 included approximately $4,042,000 of additional premiums resulting from losses arising from the 2005 Hurricanes. Additionally in 2005, favorable development of losses in this segment related to the 2004 Hurricanes resulted in a reduction of net premiums written and earned of $4,953,000.
     Due to the often significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of loss and LAE and acquisition expense ratios. Net losses and LAE, net acquisition expenses and the resulting ratios for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net losses and LAE	$91,887	237,074	$(145,187)
Net acquisition expenses	26,301	114,755	(88,454)

Net losses, LAE and acquisition expenses	$118,188	351,829	$(233,641)

Net loss, LAE and acquisition expense ratios	95.8%	98.8%	(3.0) points
     The decrease in net losses, LAE and acquisition expenses in 2006 as compared with 2005 was primarily due to the reduction in net premiums earned. The decrease in the loss, LAE and acquisition expense ratio in 2006 was due to an absence of major catastrophe losses in 2006 as compared with losses of $31,000,000 from the 2005 Hurricanes representing 8.7% of net premiums earned in 2005. This was partially offset by net unfavorable development in 2006 of $2,531,000, representing 2.1% of net premiums earned as compared with net favorable development of approximately $21,187,000, representing 6.0% of net premiums earned in 2005. The unfavorable development in 2006 included unfavorable development on the 2005 Hurricanes of $3,500,000. Also contributing to the decrease in the net loss, LAE and acquisition ratio in 2006 was the termination of two finite casualty quota share contracts that had higher combined ratios than the remainder of the Finite Risk portfolio. The loss, LAE and acquisition expense ratio was also affected by the changes in the mix of business within the segment.
     Other underwriting expenses for the years ended December 31, 2006 and 2005 were $4,387,000 and $4,905,000, respectively. The decrease in other underwriting expenses was due to the allocation of a greater percentage of direct and common operating costs to the other two segments due to a decline in underwriting activity in the Finite Risk segment.
Year Ended December 31, 2005 as Compared with the Year Ended December 31, 2004
     Gross, ceded and net premiums written and earned for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Gross premiums written	$359,415	464,175	$(104,760)
Ceded premiums written	25,779	—	25,779

Net premiums written	333,636	464,175	(130,539)

Gross premiums earned	380,348	350,907	29,441
Ceded premiums earned	24,427	—	24,427

Net premiums earned	$355,921	350,907	$5,014

     Net premiums written decreased significantly in 2005 as compared with 2004 as fewer contracts were in force. The decrease in net premiums written was primarily attributable to several large accident and health capped quota share contracts that were written in 2004 and not renewed in 2005. The resulting decline in finite accident and health net premiums earned was offset by an increase in finite casualty net premiums earned. Net premiums earned are related to current and prior years’ net premiums written and are affected by changes in the mix of business and the structure of the underlying reinsurance contracts. Net premiums written and earned in 2005 and 2004 included approximately $4,042,000 and $13,067,000 of additional premiums resulting from losses arising from the 2005 Hurricanes and 2004 Hurricanes, respectively. Additionally in 2005, favorable development of losses in this segment related to the 2004 Hurricanes resulted in a reduction of net premiums written and earned of $4,953,000.
     Net losses and LAE, acquisition expenses and the resulting ratios for the years ended December 31, 2005 and 2004 were as follows ($ in thousands):

			Increase
	2005	2004	(decrease)
Net losses and LAE	$237,074	251,892	$(14,818)
Net acquisition expenses	114,755	99,812	14,943

Net losses, LAE and acquisition expenses	$351,829	351,704	$125

Net loss, LAE and acquisition expense ratios	98.8%	100.2%	(1.4) points
     Net losses, LAE and acquisition expenses in 2005 are comparable to 2004 as a result of a small increase in net premiums earned offset by a decrease in the net loss, LAE and acquisition expense ratio. . Net losses, LAE and acquisition expenses arising from the 2005 Hurricanes were $31,000,000 representing 8.7% of net premiums earned in 2005 as compared with losses, LAE and acquisition expenses arising from the 2004 Hurricanes of $50,580,000 representing 14.4% of net premiums earned in 2004. Net favorable development impacting both losses and LAE and acquisition expenses occurred in both 2005 and 2004. Net favorable development in 2005 and 2004 amounted to $21,187,000 representing 6.0% of net premiums earned in 2005 as compared with $7,717,000 representing 2.2% of net premiums earned in 2004. Exclusive of hurricane losses and net favorable development, the overall loss, LAE and acquisition expense ratio increased in 2005 as compared with 2004 due to the shift toward casualty business that generally has a higher combined ratio.
     Other underwriting expenses for the years ended December 31, 2005 and 2004 were $4,905,000 and $6,224,000, respectively. The decrease in other underwriting expenses was due to less direct expenses and the allocation of a greater percentage of common operating costs to the Casualty segment due to a decline in underwriting activity in the Finite Risk segment.

Financial Condition, Liquidity and Capital Resources
     Financial Condition
     Cash and cash equivalents and investments as of December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Increase
Cash and cash equivalents	$851,652	820,746	$30,906
Fixed maturity securities	3,334,645	2,987,703	346,942
Preferred stocks	10,772	8,186	2,586
Short-term investments	27,123	8,793	18,330

Total	$4,224,192	3,825,428	$398,764

     The increase in cash and cash equivalents in 2006 as compared to 2005 was due, in part, to a sale of certain fixed maturity securities at year end. The total increase in cash and cash equivalents and investments was due to positive cash flow from operations, excluding trading securities activities, which was $525,025,000 in 2006. Our available-for-sale and trading portfolios are primarily composed of diversified, high quality, predominantly publicly traded fixed maturity securities. The investment portfolio, excluding cash and cash equivalents, had a weighted average duration of 2.7 years as of December 31, 2006. We routinely monitor the composition of our investment portfolio and cash flows in order to maintain liquidity necessary to meet our obligations.
     Other invested asset represents an investment in Inter-Ocean Holdings, Ltd., a non-public reinsurance company. During 2006, based on a definitive agreement to sell our interest in Inter-Ocean Holdings, Ltd., we wrote down the carrying value of the investment and recorded a realized loss of $255,000. As a result of routine evaluations of investments during 2005, we wrote down the carrying value of the investment in Inter-Ocean Holdings, Ltd. to its estimated net realizable value and recorded a realized loss of $1,769,000. We have no ceded or assumed reinsurance business with Inter-Ocean Holdings, Ltd.
     Premiums receivable include significant estimates. Premiums receivable as of December 31, 2006 of $377,183,000 included $315,243,000 that is based upon estimates. Premiums receivable as of December 31, 2005 of $567,449,000 included $496,603,000 that is based upon estimates. An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. As of December 31, 2006 and 2005, no such allowance was made based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset premiums receivable with losses and LAE or other amounts payable to the same parties.
     Gross unpaid losses and LAE as of December 31, 2006 of $2,368,482,000 include $1,648,635,000 of IBNR. Gross unpaid losses and LAE as of December 31, 2005 of $2,323,990,000 includes $1,812,245,000 of IBNR. IBNR decreased in 2006 as losses related to the 2005 Hurricanes and 2004 Hurricanes were reported and paid. Gross losses paid in 2006 related to the 2005 Hurricanes and 2004 Hurricanes were approximately $287,040,000. There remains approximately $312,173,000 of gross unpaid losses related to the 2005 Hurricanes and the 2004 Hurricanes, of which

$91,151,000 is IBNR. These unpaid losses may result in a large amount of loss payments over the next year that could adversely affect net cash flows from operations.
     Commissions payable as of December 31, 2006 of $140,835,000 include $124,906,000 that is based upon estimates. Commissions payable as of December 31, 2005 of $186,654,000 include $167,949,000 that is based upon estimates.
     Sources of Liquidity
     Our consolidated sources of funds consist primarily of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, issuances of securities and actual cash and cash equivalents held by us. Net cash flows provided by operations, excluding trading securities activities, for the years ended December 31, 2006, 2005 and 2004 were $525,025,000, $618,909,000 and $698,223,000, respectively, and were used primarily to acquire additional investments.
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
     In November 2002, we issued the ESU’s each of which consisted of a contract to purchase our common shares in 2005 and an ownership interest in a Senior Guaranteed Note. On August 16, 2005, Platinum Finance successfully completed the remarketing of $137,500,000 aggregate principal amount of the Senior Guaranteed Notes due November 16, 2007 at a price of 100.7738% with a reset interest rate of 6.371%, referred to as the Remarketed Notes. The remarketing was conducted on behalf of holders of the ESU’s and neither Platinum Holdings nor Platinum Finance received any cash proceeds from the remarketing. Proceeds from the remarketing were used to purchase a portfolio of U.S. Treasury securities to collateralize the obligations of the holders of the ESU’s under the related common share purchase contract and to pay the remarketing fee. There were no excess proceeds distributed to holders of the ESU’s in connection with the remarketing. On November 16, 2005, Platinum settled the common share purchase contract component of the ESU’s by issuing 5,008,850 common shares, which generated cash proceeds to us of $137,500,000, less related fees and expenses. As a result of the settlement of the purchase contract component, the ESUs ceased to exist and are no longer traded on the New York Stock Exchange.
     In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of Series A Notes due June 1, 2017, unconditionally guaranteed by Platinum Holdings. The Series A Notes were issued in a transaction exempt from the registration requirements under the Securities Act and then subsequently exchanged for Series B Notes that have substantially the same terms and which were registered under the Securities Act. The proceeds were used primarily to increase the capital of Platinum Bermuda and Platinum US.
     We filed an unallocated universal shelf registration statement with the SEC, which the SEC declared effective on November 8, 2005. Under this shelf registration statement we may issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of the above, including debt securities of Platinum Finance, unconditionally guaranteed by Platinum Holdings. To affect any such sales from time to time, Platinum Holdings and/or Platinum Finance will file one or more supplements to the prospectus forming a part of such registration statement, which will provide details of any proposed offering. In December 2005, Platinum Holdings issued $132,909,000 of common shares and $173,363,000 of mandatory convertible preferred shares under the unallocated shelf registration statement. On December 1, 2005, certain reform measures simplifying the process for conducting registered securities offerings under the Securities Act came into effect. The new rules provide that shelf registration statements of certain well-known seasoned issuers, such as Platinum Holdings, are eligible for effectiveness automatically upon filing. Should Platinum Holdings seek to issue securities in the future, it may make use of such new rules.
     On October 21, 2005 we entered into a three-year $200,000,000 credit agreement with a syndicate of lenders. On September 13, 2006, we amended and restated the existing agreement, increasing the term to five years and increasing the facility to $400,000,000. The amended and restated credit agreement consists of a $150,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit and a $250,000,000 senior secured credit facility available for letters of credit. The revolving line of credit generally will be available for our working capital, liquidity and general corporate requirements and those of our subsidiaries. Platinum Holdings and Platinum Finance guarantee borrowings by our reinsurance subsidiaries under the credit facility. The interest rate on borrowings under the credit facility is based on our election of either: (1) LIBOR plus 50 basis points or (2) the higher of: (a) the prime interest rate of the lead bank providing the credit facility, or (b) the federal funds rate plus 50 basis points. The interest rate based on LIBOR rate would increase or decrease by up to 12.5 basis points should our senior unsecured debt credit rating increase or decrease.
     Liquidity Requirements
     Our principal consolidated cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, dividends to our preferred and common shareholders, the servicing of debt, the acquisition of and investment in businesses, capital expenditures, purchase of retrocessional contracts and payment of taxes. The catastrophe losses of 2005 may result in a surge of loss payments over the next year that could adversely affect net cash flows from operations.
     In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of Series A Notes due June 1, 2017, unconditionally guaranteed by Platinum Holdings which were subsequently exchanged for the Series B Notes. Interest at a rate of 7.5% per annum is payable on the Series B Notes on each June 1 and December 1 commencing on December 1, 2005. Platinum Finance may redeem the Series B Notes, at its option, at any time in whole, or from time to time in part, prior to maturity. The redemption price will be equal to the greater of: (i) 100 percent of the principal amount of the Series B Notes, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at a comparable treasury rate plus 50 basis points, plus in each case, interest accrued but not paid to the date of redemption.
     In December 2005, Platinum Holdings issued 5,750,000 shares of mandatory convertible preferred shares for $173,363,000 under its unallocated shelf registration statement. Dividends on the preferred shares are $0.4525 per preferred share per quarter. Unless all accrued, cumulated and unpaid dividends on our preferred shares for all past quarterly dividend periods have been paid in full we cannot declare or pay any dividends or make any distributions to any of our common shareholders. Additionally, under the Companies Act, Platinum Holdings may declare or pay a dividend only if, among other things, it has reasonable grounds for believing that it is, or after the payment would be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. Accordingly, there is no assurance that dividends will be declared or paid in the future. Currently, there is no Bermuda withholding tax on dividends paid by Platinum Holdings.
     In December 2005, we repurchased $94,660,000 of the Remarketed Notes leaving an outstanding balance of $42,840,000. Interest at the rate of 6.371% per annum is payable on the outstanding Remarketed Notes on May 16 and November 16 of each year. The Remarketed Notes are unconditionally guaranteed by Platinum Holdings.
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
     Investments with a carrying value of $190,045,000 and cash and cash equivalents of $4,594,000 as of December 31, 2006 were held in trust to collateralize obligations under the Quota Share Retrocession Agreements. Investments with a carrying value of $241,533,000 and cash and cash equivalents of $11,637,000 as of December 31, 2006 were held in trust and letters of credit of $80,769,000 were issued to collateralize obligations under various other reinsurance contracts. Investments with a carrying value of $53,364,000 and cash and cash equivalents of $36,333,000 as of December 31, 2006 were held in trust to collateralize letters of credit.
     The payment of dividends and other distributions from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by our reinsurance subsidiaries in 2007 without prior regulatory approval is estimated to be approximately $307,000,000.
     On August 4, 2004, the board of directors of Platinum Holdings approved a plan to purchase up to $50,000,000 of our common shares. During the year ended December 31, 2004 we purchased 349,700 of our common shares in the open market at an aggregate amount of $9,985,000 at a weighted average price of $28.55 per share. The shares we purchased were canceled. No repurchases of our common shares were made during 2006 or 2005.
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
     Capital Expenditures
     We do not have any material commitments for capital expenditures as of December 31, 2006.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements, as defined for purposes of SEC rules, which are not accounted for or disclosed in the consolidated financial statements as of December 31, 2006.
Contractual Obligations
     Our contractual obligations by estimated maturity are presented below ($ in thousands):

			1 - 3	3 - 5
Contractual Obligations	Total	Less than 1 year	years	Years	More than 5 years
Series B Remarketed Notes due November 16, 2007 (1)	$42,840	42,840	—	—	$—
Series B Notes due June 1, 2017 (1)	250,000	—	—	—	250,000
Scheduled interest payments	199,604	21,479	37,500	37,500	103,125

Subtotal — Debt Obligations	492,444	64,319	37,500	37,500	353,125
Operating Leases (2)	14,748	2,707	7,194	3,880	967
Gross unpaid losses and LAE (3)	$2,368,482	646,063	779,970	427,186	$515,263

(1)	See note 5 of the Notes to the Consolidated Financial Statements.

(2)	See note 12 of the Notes to the Consolidated Financial Statements.

(3)	There are generally no stated amounts related to reinsurance contracts. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the gross unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2006. There are reinsurance contracts that have terms extending into 2007 under which additional obligations will be incurred.

Current Outlook
     The renewal season for contracts effective January 1, 2007 (the “January 1 Renewal Season”) has recently been completed. The January 1 renewal season is generally considered the most significant underwriting period of the year for the reinsurance industry. We were able to modestly grow our portfolio of business as terms and conditions improved in some lines of business and deteriorated in others.
     For the Property and Marine segment, underlying primary rates and reinsurance rates increased considerably in 2006, particularly for risks exposed to Atlantic hurricanes. During the January 1 Renewal Season we achieved average rate increases of over 20% on our U.S. property catastrophe excess renewal business while rates on our non-U.S. property catastrophe excess renewal business were down slightly.
     In addition, we achieved average rate increases of approximately 10% on our marine renewal business. Per risk excess rates were approximately equal to expiring in both our U.S. and non-U.S. renewal business.
     During 2006 we wrote more property catastrophe excess-of-loss business and less property per risk excess-of-loss and proportional business. Property per risk excess-of-loss and proportional business typically generates relatively more premium than property catastrophe excess-of-loss business having a similar catastrophe risk level. However, we believe property catastrophe excess-of-loss business generally provides more quantifiable catastrophe exposure and is currently priced more attractively. During the January 1 Renewal Season we wrote approximately 15% more U.S. catastrophe excess-of-loss premium than we had during the January 1, 2006 renewal season. We elected not to renew the collateralized quota share contract that covered our catastrophe excess of loss portfolio in 2006. As a consequence of reducing our use of retrocession and writing a larger gross portfolio of catastrophe excess-of-loss business at January 1, our net retained risk and expected profit has increased for 2007. For 2007 we plan to deploy capacity such that up to approximately 22.5% of our total capital could be exposed to an event with a probability of 1 in 250 years.
     The lack of significant catastrophe activity in 2006 contributed to excellent financial results and stronger balance sheets for many reinsurers. In January 2007, there were a number of government initiatives in Florida designed to decrease insurance rates in the state. Of most significance to reinsurers was the large increase in the capacity of the Florida Hurricane Catastrophe Fund (“FHCF”), a state-run reinsurer. We believe the increase in capacity of private reinsurers and the FHCF will cause downward pressure on windstorm catastrophe rates for the remainder of the 2007, particularly for Florida residential exposures. We believe that most other classes within the Property and Marine segment will also experience some rate deterioration for the remainder of 2007.
     For the Casualty segment, although we believe that the market generally offers adequate returns, pricing has been softening. Ceding companies are willing to increase retentions and reinsurers are competing for participation on the best treaties. During the January 1 Renewal Season rate changes by class of business ranged from an increase of approximately 5% to a decrease of approximately 10%. The overall average remained close to expiring, losing some ground against upward trending loss costs. As a result, we believe the business underwritten in 2007 will have a slightly lower level of expected profitability as compared with the business underwritten in 2006.
     During the January 1 Renewal Season we wrote approximately the same amount of casualty business as we had during the January 1, 2006 renewal season. We expect market conditions to continue to weaken through the remainder of 2007 and that fewer casualty opportunities will be attractive. We believe that financial security remains a significant concern for buyers of long-tailed reinsurance protection who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record. We believe that our rating, capitalization and reputation as a lead casualty reinsurer position us well to write profitable business as the opportunities arise.
     In the Finite Risk segment, we believe that the ongoing investigations by the SEC, the office of the Attorney General for the State of New York, the U.S. Attorney for the Southern District of New York as well as various non-U.S. regulatory authorities continues to reduce demand for limited risk transfer products in 2006. We believe we can deploy our human and financial capital more profitably in other lines of business. As a result, we are devoting fewer underwriting and pricing resources to this segment than in prior years and wrote a relatively small amount of finite business during 2006 relative to last year. We expect the relatively low level of demand will continue during 2007. We expect to continue de-emphasizing this segment and instead focus our efforts on our Property and Marine and Casualty segments.
     In 2006 we expanded the operations of Platinum Bermuda in order to make it our principal reinsurer of global catastrophe reinsurance and financial lines. As part of this plan, we began to renew business previously written by Platinum UK in Platinum Bermuda. We also renewed certain property catastrophe contracts of Platinum US in Platinum Bermuda. After successfully renewing substantially all of the reinsurance business written by Platinum UK in Platinum Bermuda, we decided to cease underwriting reinsurance in Platinum UK in 2007. We plan to take steps in 2007 that will transition Platinum UK to a non-underwriting operation and to allow the release of a significant portion of its capital. These actions may include a 100% loss portfolio transfer of Platinum UK’s reinsurance business to Platinum Bermuda. We may also seek to novate Platinum UK reinsurance contracts to Platinum Bermuda.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market and Credit Risk
     Our principal invested assets are fixed maturity securities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower’s ability to meet its debt service obligations. Our strategy to limit this risk is to place our investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or asset class. We also select investments with characteristics such as duration, yield, currency and liquidity to reflect, in the aggregate, the underlying characteristics of our unpaid losses and LAE. We attempt to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating for our portfolio of A2 as defined by Moody’s Investor Service. As of December 31, 2006, our portfolio, excluding cash and cash equivalents, had a dollar weighted average rating of Aa2.
     We have other receivable amounts subject to credit risk. The most significant of these are reinsurance premiums receivable from ceding companies. We also have reinsurance recoverable amounts from our retrocessionaires. To mitigate credit risk related to premium receivables, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing us to settle claims net of any premium receivable. To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them. Retrocessional coverage is generally obtained from companies rated “A-” or better by A.M. Best unless the retrocessionaire’s obligations are fully collateralized. For exposures where losses become known and are paid in a relatively short period of time, we may obtain retrocessional coverage from companies that may not be rated but that provide adequate collateral. The financial performance and rating status of all material retrocessionaires is routinely monitored.
     In accordance with industry practice, we frequently pay amounts in respect of claims under contracts to reinsurance brokers, for payment over to the ceding companies. In the event that a broker fails to make such a payment, depending on the jurisdiction, we may remain liable to the ceding company for the payment. Conversely, in certain jurisdictions, when ceding companies remit premiums to reinsurance brokers, such premiums are deemed to have been paid to us and the ceding company is no longer liable to us for those amounts whether or not we actually receive the funds. Consequently, we assume a degree of credit risk associated with our brokers during the premium and loss settlement process. To mitigate credit risk related to reinsurance brokers, we have established guidelines for brokers and intermediaries.
Interest Rate Risk
     We are exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed maturity portfolio and can cause changes in the actual timing of receipt of certain principal payments. Rising interest rates result in a decline in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage backed securities, to extension risk. Conversely, a decline in interest rates will result in a rise in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk. The aggregate hypothetical impact on our fixed maturity portfolio, generated from an immediate parallel shift in the treasury yield curve, as of December 31, 2006 is approximately as follows ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp
Total market value	$3,423,278	3,379,953	3,334,645	3,287,573	$3,239,193
Percent change in market value	2.7%	1.4%	—	(1.4%)	(2.9%)
Resulting unrealized appreciation / (depreciation)	$35,463	(7,862)	(53,170)	(100,242)	$(148,622)
Foreign Currency Exchange Rate Risk
     We write business on a worldwide basis. Consequently, our principal exposure to foreign currency exchange rate risk is the transaction of business in foreign currencies. Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency. We seek to minimize our exposure to large foreign currency rate changes by holding invested assets denominated in foreign currencies to offset liabilities denominated in the same foreign currencies.
Sources of Fair Value
     The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2006 ($ in thousands):

	Carrying
	Amount	Fair Value
Financial assets:
Fixed maturity securities	$3,334,645	$3,334,645
Preferred stocks	10,772	10,772
Other invested asset	4,745	4,745
Short-term investments	27,123	27,123

Financial liabilities:
Debt obligations	$292,840	$303,589
     The fair value of fixed maturity securities, preferred stocks and short-term investments are based on quoted market prices at the reporting date for those or similar investments. Other invested asset represents an investment in Inter-Ocean Holdings, Ltd., a non-public reinsurance company. During 2006, based on a definitive agreement to sell our interest in Inter-Ocean Holdings, Ltd., we wrote down the carrying value of the investment and recorded a realized loss of $255,000. During 2005 as a result of a routine evaluation of investments, we wrote down the carrying value of the investment in Inter-Ocean Holdings, Ltd. to its estimated net realizable value and recorded a realized loss of $1,769,000. We have no ceded or assumed reinsurance business with Inter-Ocean Holdings, Ltd. The fair values of debt obligations are based on quoted market prices.
Item 8. Financial Statements and Supplementary Data
     Our consolidated financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, together with the report thereon by KPMG LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-47 hereto.
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

Management’s Annual Report on Internal Control Over Financial Reporting
     Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the integrated framework published in September 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that provide reasonable assurance that transactions are recorded as necessary and that expenditures are being made only with proper authorization.
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
     KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements in this report, has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is set forth on page 81 of this Report on Form 10-K.
Changes in Internal Control over Financial Reporting
     No changes occurred during the quarter ended December 31, 2005 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
New York Stock Exchange Certification
     On May 10, 2006, we filed with the New York Stock Exchange the annual certification of our President and Chief Executive Officer, certifying that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders

Platinum Underwriters Holdings, Ltd.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Platinum Underwriters Holdings, Ltd. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Platinum Underwriters Holdings, Ltd. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Platinum Underwriters Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on these consolidated financial statements. Our report refers to a change in the method of accounting for share-based payments in 2006.
     /s/ KPMG LLP
New York, New York
February 27, 2007

Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to “Proposal 1 — Election of Directors” under the headings “Information Concerning Nominees,” “Information Concerning Executive Officers,” “Board of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual General Meeting of Shareholders (our “Proxy Statement”). We intend to file the Proxy Statement prior to April 30, 2007.
Code of Ethics
     We have adopted a written Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act. Our Code of Ethics applies to all of our directors and employees including, without limitation, our principal executive officer, our principal financial officer, our principal accounting officer and all of our employees performing financial or accounting functions. A copy of our Code of Ethics is posted on our website at www.platinumre.com and may be found under the “Investor Relations” section by clicking on “Corporate Governance.” In the event that we make any amendment to, or grant any waiver from, a provision of our Code of Ethics that requires disclosure under Item 5.05 of Form 8-K, we will post such information on our website at the location specified above. We will provide, without charge, a copy of our Code of Ethics to any person submitting such request to our corporate secretary at our principal executive offices.
Item 11. Executive Compensation
     The information required by this Item relating to executive compensation is incorporated herein by reference to “Proposal 1 — Election of Directors” under the heading “Executive Compensation” of our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The information required by this Item relating to security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference to “Proposal 1 — Election of Directors” under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of our Proxy Statement.
Equity Based Compensation Information
     The following table summarizes information as of December 31, 2006 relating to our equity based compensation plans pursuant to which grants of options, restricted shares, share appreciation rights, share units or other rights to acquire shares may be granted from time to time.

	(a)	(b)	(c)
	Number of	Weighted-	Number of Securities
	Securities to be	Average	Remaining Available
	Issued upon	Exercise Price	for Future Issuance
	Exercise of	of Outstanding	under Equity
	Outstanding	Options,	Compensation Plans
	Options, Warrants	Warrants and	(excluding securities
Plan Category	and Rights	Rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	3,786,915	$24.20	5,564,492
Equity compensation plans not approved by security holders	—	—	—

Total	3,786,915	$24.20	5,564,492

(1)	These plans consist of the 2002 Share Incentive Plan, which was approved by our shareholders at the 2004 Annual General Meeting of Shareholders, the 2006 Share Incentive Plan, which was approved by our shareholders at the 2006 Annual General Meeting of Shareholders and replaced the 2002 Share Incentive Plan, and the Share Incentive Plan for Nonemployee Directors which was approved by our sole shareholder prior to our initial public offering in 2002.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item relating to certain relationships and related transactions and director independence is incorporated by reference to “Proposal 1 — Election of Directors” under the headings “Transactions with Related Persons” and “Independence of Directors” of our Proxy Statement.
Item 14. Principal Accountant Fees and Services
     The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to “Proposal 2 — Ratification of Selection of the Independent Registered Public Accounting Firm for the 2007 Fiscal Year” of our Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements
     Our consolidated financial statements as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006, together with the report thereon by KPMG LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-47 hereto.
Schedules Supporting Financial Statements
     The schedules relating to our consolidated financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, together with the independent registered public accounting firm’s report thereon, are set forth on pages S-1 through S-8 hereto. Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

Exhibits

Exhibit
Number	Description
2.1	Formation and Separation Agreement dated October 28, 2002 between The St. Paul Companies, Inc. and Platinum Holdings. (2)

3(i).1	Memorandum of Association of Platinum Holdings. (1)

3(ii).1	Bye-Laws of Platinum Holdings. (27)

3(ii).2	Certificate of Designation of 6% Series A Mandatory Convertible Preferred Shares of Platinum Holdings dated December 1, 2005. (22)

4.1	Form of Certificate of the Common Shares of Platinum Holdings. (2)

4.2	Indenture dated October 10, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase. (2)

4.3	Indenture Supplement dated November 1, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase. (2)

4.4	Second Supplemental Indenture dated August 16, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (18)

4.5	Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (15)

4.6	First Supplemental Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (15)

4.7	Second Supplemental Indenture dated as of November 2, 2005 among Platinum Finance, Platinum Holdings and JP Morgan Chase. (20)

4.8	Purchase Contract Agreement dated November 1, 2002 between Platinum Holdings and JP Morgan Chase. (2)

4.9	Form of Senior Note of Platinum Finance. (2)

4.10	Form of Guarantee of Platinum Holdings. (2)

4.11	Exchange and Registration Rights Agreement dated May 26, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (15)

4.12	Exchange and Registration Rights Agreement dated August 16, 2005 between Platinum Holdings, Platinum Finance, and Goldman, Sachs & Co. and Merrill Lynch. (18)

4.13	Transfer Restrictions, Registration Rights and Standstill Agreement dated November 1, 2002 between Platinum Holdings and Renaissance Re. (2)

4.14	Amendment No. 1 dated December 5, 2005 to the Transfer Restrictions, Registration Rights and Standstill Agreement dated November 1, 2002 between Platinum Holdings and RenaissanceRe. (22)

10.1*	Share Unit Plan for Non-Employee Directors. (24)

10.2*	Form of Nonemployee Director Share Unit Award Agreement. (23)

Exhibit
Number	Description
10.3*	2002 Share Incentive Plan (2004 Update). (5)

10.4*	2002 Share Incentive Plan (UK Sub-Plan) (included in Exhibit 10.3). (5)

10.5*	2006 Share Incentive Plan. (30)

10.6 *	Amended and Restated Annual Incentive Plan. (26)

10.7*	Section 162(m) Performance Incentive Plan. (5)

10.8*	Executive Retirement Savings Plan. (5)

10.9*	Executive Bonus Deferral Plan. (5)

10.10*	Amended and Restated Executive Incentive Plan. (26)

10.11*	Form of EIP Share Unit Award Agreement. (23)

10.12*	Capital Accumulation Plan. (2)

10.13*	Form of Nonqualified Share Option Agreement (Employee). (9)

10.14*	Form of Nonqualified Share Option Agreement (New Nonemployee Director). (9)

10.15*	Form of Nonqualified Share Option Agreement (Annual Nonemployee Director). (9)

10.16*	Form of Time-Based Share Unit Award Agreement. (9)

10.17*	Form of Special Share Unit Award Agreement. (9)

10.18*	Form of Restricted Share Award Agreement. (9)

10.19*	Employment Agreement dated November 1, 2005 between Platinum Holdings and Michael E. Lombardozzi. (21)

10.20*	Amended Letter Agreement dated October 27, 2005 between Platinum Holdings and Steven H. Newman. (19)

10.21*	Amended Consulting Agreement dated October 27, 2005 between Platinum US, Steven H. Newman and SHN Enterprises, Inc. (19)

10.22*	Amendment dated April 27, 2005 to the Letter Agreement between Platinum US and SHN dated March 1, 2002. (11)

10.23*	Employment Agreement dated August 4, 2004 between Michael D. Price and Platinum Holdings. (6)

10.24*	Amendment dated February 21, 2007 to the Employment Agreement dated August 4, 2004 between Michael D. Price and Platinum Holdings. (26)

10.25*	Employment Agreement dated June 24, 2004 between Joseph F. Fisher and Platinum Holdings. (6)

10.26*	Amended and Restated Letter Agreement dated February 26, 2006 between Platinum Holdings and Gregory E.A. Morrison. (23)

Exhibit
Number	Description
10.27*	Employment Agreement dated February 26, 2006 between Platinum Bermuda and Robert S. Porter. (23)

10.28*	Letter Agreement dated July 25, 2006 between H. Elizabeth Mitchell and Platinum US. (24)

10.29	Capital Support Agreement dated November 26, 2002 between Platinum Holdings and Platinum US. (2)

10.30	Option Agreement dated November 1, 2002 between St. Paul and Platinum Holdings. (2)

10.31	Amendment dated January 10, 2005 to the Option Agreement dated November 1, 2002 among St. Paul Reinsurance Company Limited, Platinum Holdings and St. Paul. (8)

10.32	Amendment dated January 10, 2005 to the Option Agreement dated November 1, 2002 between St. Paul and Platinum Holdings. (8)

10.33	Investment Management Agreement dated May 12, 2005 between Platinum US and Hyperion Capital Management, Inc. (12)

10.34	Investment Management Agreement dated May 12, 2005 between Platinum Bermuda and Hyperion Capital Management, Inc. (12)

10.35	Investment Management Agreement dated May 12, 2005 between Platinum Holdings, Platinum Bermuda, Platinum Regency and BlackRock Financial Management, Inc. (12)

10.36	Investment Management Agreement dated May 12, 2005 between Platinum UK and BlackRock Financial Management, Inc. (12)

10.37	Investment Management Agreement dated May 12, 2005 between Platinum US, Platinum Finance and BlackRock Financial Management, Inc. (12)

10.38	Investment Agreement dated September 20, 2002 among Platinum Holdings, St. Paul, and RenaissanceRe. (2)

10.39	First Amendment dated November 1, 2002 to the Investment Agreement dated September 20, 2002 among Platinum Holdings, St. Paul, and RenaissanceRe. (2)

10.40	Option Agreement dated November 1, 2002 between Platinum Holdings and RenaissanceRe. (2)

10.41	Amended and Restated Option Agreement dated November 18, 2004 between Platinum Holdings and RenaissanceRe. (7)

10.42	Services and Capacity Reservation Agreement dated November 1, 2002 between Platinum Holdings and RenaissanceRe. (2)

10.43	Quota Share Retrocession Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (2)

10.44	Quota Share Retrocession Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK. (5)

10.45	Addendum No. 1 effective April 1, 2003 to the Quota Share Retrocession Agreement dated March 27, 2003, between Platinum Bermuda and Platinum UK. (5)

Exhibit
Number	Description
10.46	Addendum No. 2 effective March 27, 2003 to the Quota Share Retrocession Agreement dated March 27, 2003, between Platinum Bermuda and Platinum UK. (5)

10.47	Addendum No. 3 effective April 1, 2005 to the Quota Share Reinsurance Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK. (10)

10.48	Security Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (2)

10.49	Addendum No. 1 effective January 1, 2004 to the Security Agreement dated November 26, 2002, between Platinum Bermuda and Platinum UK. (5)

10.50	Control Agreement dated November 26, 2002 among Platinum Bermuda, Platinum UK and State Street Bank. (2)

10.51	Discretionary Investment Advisory Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (2)

10.52	Trust Agreement effective January 1, 2003 among Platinum Bermuda, Platinum US and State Street Bank. (3)

10.53	Quota Share Retrocession Agreement dated May 13, 2003 between Platinum Bermuda and Platinum US. (3)

10.54	Addendum No. 1 dated December 31, 2003 to the Quota Share Retrocession Agreement dated May 13, 2003, between Platinum Bermuda and Platinum US. (4)

10.55	Addendum No. 2 effective as of April 1, 2005 to the Quota Share Retrocession Agreement between Platinum Bermuda and Platinum US. (13)

10.56	Quota Share Retrocession Agreement dated May 6, 2004 between Platinum Bermuda and Platinum US. (6)

10.57	Amended and Restated Quota Share Retrocession Agreement dated January 1, 2006 between Platinum Bermuda and Platinum US. (27)

10.58	Excess of Loss Retrocession Agreement by and between Platinum Bermuda and Platinum US dated as of April 1, 2006. (28)

10.59	Quota Share Retrocession Agreement by and between Platinum Underwriters Bermuda, Ltd. and Platinum Re (UK) Limited dated as of January 1, 2006. (28)

10.60	Excess of Loss Retrocession Agreement effective as of April 1, 2005 between Platinum US and Platinum UK. (13)

10.61	Termination Addendum effective December 31, 2006 to Amended and Restated Quota Share Retrocession Agreement dated April 11, 2006 between Platinum Bermuda and Platinum US.

10.62	Casualty and Specialty Quota Share Retrocession Agreement between Platinum Bermuda and Platinum US dated as of January 1, 2007.

Exhibit
Number	Description
10.63	Amended and Restated Credit Agreement, dated as of September 13, 2006, by and among the Company, certain subsidiaries of the Company, Wachovia Bank, National Association, Citibank, N.A., HSBC Bank USA, National Association, Bayerische Hypo-Und Vereinsbank AG and Comerica Bank as the Lenders, and Wachovia Bank, National Association, as Administrative Agent. (25)

10.64	List of Contents of exhibits and Schedules to the Amended and Restated Credit Agreement. (25)

10.65	Referral Agreement between Platinum Bermuda and Renaissance Underwriting Managers Ltd. (3)

10.66	Referral Agreement between Platinum US and Renaissance Underwriting Managers Ltd. (4)

10.67	Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (4)

10.68	Amendment No. 1 dated January 1, 2005 to Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (16)

10.69	Guarantee dated December 31, 2003 between Platinum Holdings and Platinum UK. (4)

10.70	Purchase Agreement dated May 20, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (14)

10.71	Remarketing Agreement dated August 8, 2005 among Platinum Holdings, Platinum Finance, Goldman, Sachs & Co. and Merrill Lynch. (16)

10.72	Pledge Agreement dated November 1, 2002 among Platinum Holdings, State Street Bank and Trust Company and JP Morgan Chase. (2)

21.1	Subsidiaries of Platinum Holdings.

23.1	Independent Registered Public Accounting Firm’s Consent.

31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-86906) of Platinum Holdings.

(2)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

(3)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

(5)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.

(6)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 6, 2004.

(7)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 18, 2004.

(8)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on January 11, 2005.

(9)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 23, 2005.

(10)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on April 14, 2005.

(11)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on April 28, 2005.

(12)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 13, 2005.

(13)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 18, 2005.

(14)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 24, 2005.

(15)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(16)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 5, 2005.

(17)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on August 9, 2005.

(18)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(19)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on October 28, 2005.

(20)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 3, 2005.

(21)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 21, 2005.

(22)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2005.

(23)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 27, 2006.

(24)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on July 26, 2006.

(25)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on September 18, 2006.

(26)	Incorporated by reference from Platinum Holding’s Current Report on Form 8-K, filed with the SEC on February 22, 2007.

(27)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on April 28, 2006.

(28)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on July 31, 2006.

(29)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on October 30, 2006.

(30)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-133521) of Platinum Holdings, filed with the SEC on April 25, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2007

PLATINUM UNDERWRITERS HOLDINGS, LTD.
/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael D. Price	President, Chief Executive Officer and Director	February 21, 2007

Michael D. Price	(Principal Executive Officer)

/s/ Joseph F. Fisher	Executive Vice President and Chief Financial Officer	February 21, 2007

Joseph F. Fisher	(Principal Financial Officer)

/s/ James A. Krantz	Senior Vice President and Chief Accounting Officer	February 21, 2007

James A. Krantz	(Principal Accounting Officer)

/s/ Steven H. Newman	Chairman of the Board of Directors	February 21, 2007

Steven H. Newman

/s/ H. Furlong Baldwin	Director	February 21, 2007

H. Furlong Baldwin

/s/ Jonathan F. Bank	Director	February 21, 2007

Jonathan F. Bank

/s/ Dan R. Carmichael	Director	February 21, 2007

Dan R. Carmichael

/s/ Robert V. Deutsch	Director	February 21, 2007

Robert V. Deutsch

/s/ Peter T. Pruitt	Director	February 21, 2007

Peter T. Pruitt

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
Table of Contents Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:
We have audited the accompanying consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U. S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, in 2006, the Company changed its method of accounting for share-based payments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 27, 2007

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
December 31, 2006 and 2005
(amounts in thousands, except share data)

	2006	2005
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,276,970 and $2,936,152, respectively)	$3,226,354	$2,888,922
Fixed maturity trading securities at fair value (amortized cost – $110,845 and $99,141, respectively)	108,291	98,781
Preferred stocks (cost – $11,246 and $8,735, respectively)	10,772	8,186
Other invested asset	4,745	5,000
Short-term investments	27,123	8,793

Total investments	3,377,285	3,009,682
Cash and cash equivalents	851,652	820,746
Accrued investment income	32,682	29,230
Reinsurance premiums receivable	377,183	567,449
Reinsurance recoverable on ceded losses and loss adjustment expenses	57,956	68,210
Prepaid reinsurance premiums	9,680	7,899
Funds held by ceding companies	238,499	291,629
Deferred acquisition costs	82,610	130,800
Income tax recoverable	7,515	24,522
Deferred tax assets	38,577	31,934
Due from investment broker	5,631	157,930
Other assets	14,297	14,344

Total assets	$5,093,567	$5,154,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,368,482	$2,323,990
Unearned premiums	349,792	502,018
Reinsurance deposit liabilities	4,009	6,048
Debt obligations	292,840	292,840
Ceded premiums payable	17,597	22,544
Commissions payable	140,835	186,654
Deferred tax liabilities	4,234	118
Due to investment broker	—	259,834
Other liabilities	57,717	20,080

Total liabilities	3,235,506	3,614,126

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 59,671,959 and 59,126,675 shares issued and outstanding, respectively	597	590
Additional paid-in capital	1,545,979	1,527,316
Unearned share grant compensation	—	(2,467)
Accumulated other comprehensive loss	(44,289)	(40,718)
Retained earnings	355,717	55,471

Total shareholders’ equity	1,858,061	1,540,249

Total liabilities and shareholders’ equity	$5,093,567	$5,154,375

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the years ended December 31, 2006, 2005 and 2004
(amounts in thousands, except share data)

	2006	2005	2004
Revenue:
Net premiums earned	$1,336,701	1,714,723	$1,447,935
Net investment income	187,987	129,445	84,532
Net realized gains (losses) on investments	1,090	(3,046)	1,955
Other income (expense)	(2,872)	(586)	3,211

Total revenue	1,522,906	1,840,536	1,537,633

Expenses:
Net losses and loss adjustment expenses	760,602	1,505,425	1,019,804
Net acquisition expenses	285,923	403,135	327,821
Operating expenses	95,490	69,827	66,333
Net foreign currency exchange losses (gains)	(738)	2,111	(725)
Interest expense	21,805	20,006	9,268
Loss on repurchase of debt	—	2,486	—

Total expenses	1,163,082	2,002,990	1,422,501

Income (loss) before income tax expense (benefit)	359,824	(162,454)	115,132
Income tax expense (benefit)	30,167	(24,967)	30,349

Net income (loss)	329,657	(137,487)	84,783
Preferred dividends	10,382	737	—

Net income (loss) attributable to common shareholders	$319,275	(138,224)	$84,783

Earnings (loss) per common share:
Basic earnings (loss) per common share	$5.38	(3.01)	$1.96
Diluted earnings (loss) per common share	$4.96	(3.01)	$1.81

Comprehensive income (loss):
Net income (loss)	$329,657	(137,487)	$84,783
Other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	(3,887)	(52,454)	(6,910)
Cumulative translation adjustments, net of deferred tax	316	(516)	388

Comprehensive income (loss)	$326,086	(190,457)	$78,261

Shareholder dividends:
Preferred dividends declared	9,818	—	—
Preferred dividends declared per share	1.71	—	—
Common shareholder dividends declared	$19,029	14,775	$13,807
Dividends declared per common share	$0.32	0.32	$0.32
See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2006, 2005 and 2004
(amounts in thousands)

	2006	2005	2004
Preferred shares:
Balances at beginning of year	$57	—	$—
Issuance of preferred shares	—	57	—

Balances at end of year	57	57	—

Common shares:
Balances at beginning of year	590	430	430
Exercise of share options	6	7	2
Issuance of restricted shares and shares for share units	—	1	—
Issuance of common shares	1	152	1
Purchase of common shares	—	—	(3)

Balances at end of year	597	590	430

Additional paid-in-capital:
Balances at beginning of year	1,527,316	911,851	910,505
Transfer of unearned common share grant compensation	(2,467)	—	—
Exercise of share options	12,969	15,020	7,405
Issuance of restricted shares and shares for share units	—	3,274	—
Share based compensation	7,995	3,516	2,358
Issuance of common shares	—	425,604	1,565
Issuance of preferred shares	—	167,451	—
Purchase of common shares	—	—	(9,982)
Tax benefit of share options	166	600	—

Balances at end of year	1,545,979	1,527,316	911,851

Unearned share grant compensation:
Balances at beginning of year	(2,467)	—	—
Transfer of unearned common share grant compensation	2,467	—	—
Shares issued	—	(3,275)	—
Amortization	—	808	—

Balances at end of year	—	(2,467)	—

Accumulated other comprehensive income (loss):
Balances at beginning of year	(40,718)	12,252	18,774
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	(3,887)	(52,454)	(6,910)
Net change in cumulative translation adjustments, net of deferred tax	316	(516)	388

Balances at end of year	(44,289)	(40,718)	12,252

Retained earnings:
Balances at beginning of year	55,471	208,470	137,494
Net income (loss)	329,657	(137,487)	84,783
Preferred share dividends	(10,382)	(737)	—
Common share dividends	(19,029)	(14,775)	(13,807)

Balances at end of year	355,717	55,471	208,470

Total shareholders’ equity	$1,858,061	1,540,249	$1,133,003

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004
(amounts in thousands)

	2006	2005	2004
Operating Activities:
Net income (loss)	$329,657	(137,487)	$84,783
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	16,213	14,993	20,642
Net realized (gains) losses on investments	(1,090)	3,046	(1,955)
Loss on repurchase of debt	—	2,486	—
Net foreign currency exchange (gains) losses	(738)	2,111	(725)
Share based compensation	7,995	4,424	2,358
Deferred income tax expense (benefit)	(2,613)	(24,590)	2,216
Trading securities activities	1,776	(21,235)	16,510
Changes in assets and liabilities:
Increase in accrued investment income	(3,452)	(5,567)	(6,171)
(Increase) decrease in reinsurance premiums receivable	195,094	12,599	(92,607)
(Increase) decrease in funds held by ceding companies	53,130	(93,581)	(132,988)
(Increase) decrease in deferred acquisition costs	48,190	5,238	(56,731)
Increase (decrease) in net unpaid losses and loss adjustment expenses	37,188	887,563	641,062
Increase (decrease) in net unearned premiums	(154,007)	(5,417)	199,680
Increase (decrease) in reinsurance deposit liabilities	(2,039)	(14,141)	14,490
Increase (decrease) in ceded premiums payable	(4,947)	20,160	(3,821)
Increase (decrease) in commissions payable	(45,819)	4,729	5,615
Increase (decrease) in funds withheld	—	(11,999)	11,999
(Increase) decrease in income tax recoverable	17,174	(22,595)	8,035
Changes in other assets and liabilities	35,496	(23,598)	1,944
Other net	(407)	535	397

Net cash provided by operating activities	526,801	597,674	714,733

Investing Activities:
Proceeds from sale of available-for-sale securities	348,142	891,799	498,945
Proceeds from maturity or paydown of available-for-sale securities	270,939	97,931	136,472
Acquisition of available-for-sale securities	(1,083,282)	(1,711,505)	(1,230,895)
Increase in short-term investments	(15,822)	(8,793)	—

Net cash used in investing activities	(480,023)	(730,568)	(595,478)

Financing Activities:
Dividends paid to preferred shareholders	(9,818)	—	—
Dividends paid to common shareholders	(19,029)	(14,775)	(13,807)
Proceeds from exercise of share options	12,975	15,027	7,406
Net proceeds from issuance of common shares	—	425,756	1,567
Net proceeds from issuance of preferred shares	—	167,509	—
Net proceeds from issuance of debt securities	—	246,900	—
Purchase of common shares	—	—	(9,985)
Repurchase of debt obligations	—	(96,674)	—

Net cash provided by (used in) financing activities	(15,872)	743,743	(14,819)

Net increase in cash and cash equivalents	30,906	610,849	104,436
Cash and cash equivalents at beginning of year	820,746	209,897	105,461

Cash and cash equivalents at end of year	$851,652	820,746	$209,897

Supplemental disclosures of cash flow information:
Income taxes paid	$15,602	33,569	$8,549
Interest paid	$21,479	17,662	$7,442
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
     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements reflect the consolidated position of the Company, including Platinum Bermuda, Platinum US, Platinum UK, Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings (“Platinum Regency”), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited. Platinum Regency is an intermediate holding company based in Ireland and a wholly owned subsidiary of Platinum Holdings. Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary of Platinum Regency. Platinum Administrative Services, Inc. is a U.S. based service company providing financial, legal and information systems support services to various subsidiaries of the Company. Platinum UK Services Company Limited is a wholly owned subsidiary of Platinum Bermuda based in the United Kingdom that provides administrative services to Platinum Bermuda. All material intercompany transactions have been eliminated in preparing these consolidated financial statements.
Summary of Significant Accounting Policies
Investments
     Fixed maturity securities we own that we may not have the positive intent to hold until maturity and preferred stocks are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income (loss) as a separate component of shareholders’ equity, net of deferred tax. Fixed maturity securities we own and have the intent to sell prior to maturity are classified as trading securities and reported at fair value, with unrealized gains and losses included in other income and the related deferred income tax included in income tax expense. Securities classified as trading securities are generally foreign currency denominated securities intended to match net liabilities denominated in foreign currencies in order to minimize net exposures arising from fluctuations in foreign currency exchange rates. The fair values of fixed maturity securities and preferred stocks are based on quoted market prices at the reporting date for those or similar securities.
     Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the effective yield method. Premiums and discounts on mortgage-backed and asset-backed securities are amortized into interest income based on prepayment assumptions obtained from outside investment managers. These assumptions are consistent with the current interest rate and economic environment. The prospective adjustment method is used to value mortgage-backed and asset-backed securities.
     Realized gains and losses on sales of securities are determined on the basis of the specific identification method. If we determine that an unrealized loss on a security is “other than temporary”, we

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
write down the carrying value of the security to fair value and record a realized loss in the consolidated statement of operations.
     Other invested asset represents an investment in Inter-Ocean Holdings, Ltd., a non-public reinsurance company, and is carried at estimated net realizable value.
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
Premium Revenues
     Assumed reinsurance premiums are recognized as revenues when premiums become earned, which generally occurs proportionately over the coverage period. Net premiums earned are recorded in the consolidated statement of operations, net of the cost of retrocession. Net premiums written not yet recognized as revenue are recorded in the consolidated balance sheet as unearned premiums, gross of any ceded unearned premiums.
     Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period. Consequently, reinsurance premiums written include estimates of premiums that are written but not reported (“WBNR”). In addition to estimating WBNR, we estimate the portion of premium earned but not reported (“EBNR”). The estimates of WBNR and EBNR are based on amounts reported by the ceding companies, information obtained during audits and other information received from ceding companies. We also estimate the expenses associated with EBNR in the form of losses, loss adjustment expenses (“LAE”) and commissions. As actual premiums are reported by ceding companies, management evaluates the appropriateness of the premium estimates and any adjustments to these estimates, to the extent they represent earned premiums, are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made. Adjustments to original premium estimates could be material and could significantly impact earnings in the period they are recorded.
     Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts. Premiums or commissions are adjusted in such instances based on actual loss experience under the contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses. These premiums relate to the future coverage obtained for the remainder of the initial contract term and are earned over the remaining contract term. Any unearned premium existing at the time a contract limit is exhausted or reinstated is immediately earned. Additional premiums are premiums triggered by losses and are immediately earned. Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on loss experience under such contracts. An allowance for

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary. As of December 31, 2006 and 2005 no such allowances were made based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset those premium receivables with losses and LAE or other amounts payable to the same parties.
Funds Held by Ceding Companies
     We write business on a funds held basis. Under these contractual arrangements, the ceding company holds the net funds that would otherwise be remitted to us and generally credits the funds held balance with interest income. The general objective of the funds held balances is to provide the ceding company with collateral for our obligations to them. We bear the credit risk in the event that the ceding company fails to remit the net funds held balances, however, that credit risk is mitigated by the contractual ability to offset funds held balances with any loss amounts owed by us.
Deferred Acquisition Costs
     Costs of acquiring business, consisting primarily of commissions and other underwriting expenses that vary with and are directly related to the production of business, are deferred and amortized over the period that the corresponding premiums are earned. On a regular basis, an analysis of the recoverability of deferred acquisition costs is performed based on the estimated profitability of the underlying reinsurance contracts including anticipated investment income. Any adjustments are reflected in the results of operations in the period in which they are made. A liability is established, if necessary, to provide for losses that may exceed the related unearned premiums. Deferred acquisition costs amortized in 2006, 2005 and 2004 were $220,758,000, $299,560,000 and $224,307,000, respectively.
Debt Obligations and Deferred Debt Issuance Costs
     Costs incurred in issuing debt are capitalized and amortized over the life of the debt. In 2002, the net proceeds from the sale of our Equity Security Units (“ESU’s”) were allocated between the purchase contracts and the senior notes based on the underlying fair value of each instrument. The present value of the purchase contract adjustment payments was initially charged to shareholders’ equity, with an offsetting credit to liabilities. Subsequent contract adjustment payments were allocated between this liability account and interest expense based on a constant rate calculation over the life of the transaction.
Unpaid Losses and LAE
     Unpaid losses and LAE are estimated based upon reports received from ceding companies, supplemented by our estimates of losses for which ceding company reports have not been received, our historical experience for unreported claims and industry experience for unreported claims. Unpaid losses and LAE include estimates of the cost of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported (“IBNR”).
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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
Reinsurance Ceded
     Premiums written, premiums earned and net losses and LAE reflect the net effects of assumed and ceded reinsurance transactions. Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been met. Risk transfer analysis evaluates significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. Reinsurance contracts that do not transfer sufficient insurance risk are accounted for as deposits.
     Estimated amounts recoverable from retrocessionaires on unpaid losses and LAE are determined based on our estimate of assumed ultimate losses and LAE and the terms and conditions of our retrocessional contracts. The estimates of retroceded amounts recoverable are reflected as assets.
Reinsurance Deposit Liabilities
     Reinsurance contracts that we enter into which are not deemed to transfer sufficient insurance risk are accounted for as deposits, whereby liabilities are initially recorded for the same amount as assets received. Interest expense related to the deposit is recognized as incurred. Profit margins are earned over the settlement period of the contractual obligations.
Earnings Per Common Share
     Basic earnings per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the basic earnings per share adjusted for the potential dilution that would occur if outstanding common share options were exercised and considers the conversion of preferred shares and the outstanding purchase contracts relating to the ESU’s that were outstanding as of December 31, 2004. Securities that are convertible into common shares that are anti-dilutive are not included in the calculation of diluted earnings per share.
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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of the position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.
     FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the provisions of FIN 48 will have a material effect on our results of operations, financial condition or liquidity.
Share-Based Compensation
     We adopted Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method effective January 1, 2006. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R requires that, prospectively, compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005. The fair value of option awards is determined on the grant date using the Black-Scholes option pricing model and is amortized into earnings over the vesting period. The cumulative effect of the adoption of SFAS 123R was not material.
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
     Had we calculated and recorded compensation expense for share option grants based on the “fair value” method described in SFAS 123R for options granted in 2002, net income (loss) and earnings (loss) per share, net of tax, for the years ended December 31, 2005 and 2004 would have been the pro forma amounts as indicated below ($ in thousands, except per share data):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	As
	Reported	Pro Forma
Year Ended December 31, 2005:

Share-based compensation expense	$3,799	$8,149
Net loss	(138,224)	(142,574)
Basic loss per share	(3.01)	(3.11)
Diluted loss per share	(3.01)	(3.11)

Year Ended December 31, 2004:

Share-based compensation expense	2,358	7,026
Net income	84,783	80,115
Basic earnings per share	1.96	1.86
Diluted earnings per share	$1.81	$1.72
     The fair values of restricted share and restricted share unit awards are determined on the grant date and are amortized into earnings over the vesting period. There are limits on the transferability of the restricted shares and such restricted shares may be forfeited in the event of certain types of termination of the recipient’s employment. The cost of performance based share awards are based on the estimated number of shares or share units that are expected to be issued at the end of the performance period. Through December 31, 2005, the unearned or unvested portion of the restricted shares issued is presented as a separate component of shareholders’ equity.
Foreign Currency Exchange Gains and Losses
     Our reporting currency is U.S. dollars. The functional currency of our subsidiaries is generally the currency of the local operating environment. Transactions conducted in other than functional and reporting currencies are remeasured into the subsidiary’s functional currency, and the resulting foreign exchange gains and losses are included in net foreign currency exchange gains or losses. Functional currency based assets and liabilities are translated into U.S. dollars using current rates of exchange prevailing at the balance sheet date and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss), net of applicable deferred income tax. Foreign currency exchange gains and losses related to securities classified as trading securities are included in foreign currency exchange gains and losses.
Use of Estimates
     Our financial statements include estimates and valuation assumptions that have an effect on the amounts reported. The most significant estimates are those relating to unpaid losses and LAE, written and unearned premium, valuation of investments and evaluation of risk transfer. These estimates are continually reviewed and adjustments made as necessary, but actual results could be significantly different than expected at the time such estimates are made. Results of changes in estimates are reflected in results of operations in the period in which the change is made.
Recently Issued Accounting Standards
     In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 becomes effective in 2007 and requires that investments in securitized financial instruments, such as mortgage-backed and asset-backed securities, be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation. The FASB subsequently issued additional guidance in the form of Implementation Issue B40. Implementation Issue B40 provides a narrow scope exception for certain securitized interests in prepayable financial assets, subject to certain criteria. Securitized financial instruments with the potential for prepayment will be evaluated under SFAS 155 and related guidance, possibly resulting in the bifurcation of an embedded derivative. The embedded derivative will be recorded at fair value, with unrealized gains and losses included in other income and the related deferred income tax included in income tax expense. SFAS 155 and related guidance is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring for the Company after December 31, 2006.
     The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) that provides guidance to SEC registrants on evaluating the effects of misstatements from prior year(s) when quantifying misstatements in the current year. We have adopted the provisions of SAB 108 as of January 1, 2007 and it did not have a material effect on our results of operations or financial condition.
2. Investments
     Our available-for-sale fixed maturity securities and preferred stocks as of December 31, 2006 and 2005 were as follows ($ in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006:

U.S. Government	$155,766	64	2,036	$153,794
Corporate bonds	1,529,400	609	24,853	1,505,156
Mortgage-backed and asset-backed securities	1,349,586	1,098	21,717	1,328,967
Municipal bonds	200,445	4	2,851	197,598
Foreign governments and states	41,773	—	934	40,839

Total available-for-sale fixed maturity securities	3,276,970	1,775	52,391	3,226,354
Preferred stocks	11,246	—	474	10,772

Total available-for-sale securities	$3,288,216	1,775	52,865	$3,237,126

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005:

U.S. Government	$140,218	11	644	$139,585
Corporate bonds	1,379,702	991	26,389	1,354,304
Mortgage-backed and asset-backed securities	1,159,250	598	17,917	1,141,931
Municipal bonds	215,237	125	3,001	212,361
Foreign governments and states	41,745	—	1,004	40,741

Total available-for-sale fixed maturity securities	2,936,152	1,725	48,955	2,888,922
Preferred stocks	8,735	—	549	8,186

Total available-for-sale securities	$2,944,887	1,725	49,504	$2,897,108

     Amortized cost and fair value of available-for-sale fixed maturity securities by contractual maturity as of December 31, 2006 are shown below; actual maturities could differ from contractual maturities due to call or prepayment provisions ($ in thousands):

	Amortized
	Cost	Fair Value
Due in one year or less	$400,723	$397,408
Due from one to five years	1,065,670	1,051,975
Due from five to ten years	258,003	249,685
Due in ten or more years	202,988	198,319
Mortgage and asset backed securities	1,349,586	1,328,967

Total	$3,276,970	$3,226,354

     Investment income for the years ended December 31, 2006, 2005 and 2004 is summarized as follows ($ in thousands):

	2006	2005	2004
Fixed maturity securities	$148,708	114,234	$82,038
Cash and cash equivalents	35,684	11,063	2,261
Funds held	7,998	8,172	2,651

	192,390	133,469	86,950
Less investment expenses	4,403	4,024	2,418

Net investment income	$187,987	129,445	$84,532

     Net realized gains and losses from investments for the years ended December 31, 2006, 2005 and 2004 were as follows ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	2006	2005	2004
Available-for-sale securities and other invested asset:
Gross realized gains	$1,591	4,333	$5,554
Gross realized losses	316	7,503	3,144

Subtotal	1,275	(3,170)	2,410

Trading securities:
Gross realized gains	1	272	151
Gross realized losses	186	148	606

Subtotal	(185)	124	(455)

Net realized gains (losses)	$1,090	(3,046)	$1,955

     Proceeds from sales, maturities and calls of available-for-sale fixed maturity securities were $619,081,000, $989,730,000 and $635,417,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Proceeds from sales, maturities and calls of trading securities were $24,562,000, $71,238,000 and $50,542,000 for the years ended December 31, 2006, 2005 and 2004, respectively. There were no sales of preferred stocks in 2006, 2005 or 2004. There were purchases of preferred stocks of $4,985,000 in 2005. There were no purchases of preferred stocks in 2006 or 2004.
     Net change in unrealized investment gains and losses for the years ended December 31, 2006, 2005 and 2004 were as follows ($ in thousands):

	2006	2005	2004
Available for sale securities	$(3,311)	(61,018)	$(9,459)
Less deferred tax	(576)	8,564	2,549

Net change in unrealized gains and losses	$(3,887)	(52,454)	$(6,910)

     Net change in unrealized investment gains (losses) on trading securities for the years ended December 31, 2006, 2005 and 2004 were ($2,193,000), ($102,000) and $1,036,000, respectively, and is included in other income (expense).
     Investments with a carrying value of $4,319,000 were on deposit with regulatory authorities as of December 31, 2006. Investments with a carrying value of $190,045,000 and cash and cash equivalents of $4,594,000 as of December 31, 2006 were held in trust to collateralize liabilities ceded by The St. Paul Travelers Companies, Inc., formerly The St. Paul Companies, Inc., (“St. Paul”) to us under the reinsurance contracts entered into on or after January 1, 2002 (the “Quota Share Retrocession Agreements”). Investments with a carrying value of $241,533,000 and cash and cash equivalents of $11,637,000 as of December 31, 2006 were held in trust to collateralize obligations under various other reinsurance contracts. Investments with a carrying value of $53,364,000 and cash and cash equivalents of $36,333,000 as of December 31, 2006 were held in trust to collateralize letters of credit issued under a credit facility.
     The unrealized losses of securities available-for-sale as of December 31, 2006 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

		Unrealized
	Fair Value	Loss
Less than twelve months:

U.S. Government	$46,214	$741
Corporate bonds	399,866	1,854
Mortgage-backed and asset-backed securities	302,707	1,630
Municipal bonds	15,871	73
Foreign governments and states	5,976	96
Preferred stocks	2,406	105

Total	$773,040	$4,499

Twelve months or more:

U.S. Government	$85,450	$1,295
Corporate bonds	1,028,912	22,999
Mortgage-backed and asset-backed securities	767,217	20,087
Municipal bonds	174,468	2,778
Foreign governments and states	34,863	838
Preferred stocks	8,365	369

Total	$2,099,275	$48,366

Total unrealized losses:

U.S. Government	$131,664	$2,036
Corporate bonds	1,428,778	24,853
Mortgage-backed and asset-backed securities	1,069,924	21,717
Municipal bonds	190,339	2,851
Foreign governments and states	40,839	934
Preferred stocks	10,771	474

Total	$2,872,315	$52,865

     We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of “other-than-temporary impairments.” The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include but are not limited to: the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, and our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss, which is based in part, on current and anticipated future positive net cash flows from operations that generate sufficient liquidity in order to meet our obligations. If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security and record a realized loss in the consolidated statement of operations.
     Corporate and mortgage-backed and asset-backed securities represent our largest categories within our available-for-sale portfolio and consequently account for the greatest amount of our overall unrealized loss as of December 31, 2006. Investment holdings within our corporate sector are diversified across approximately 30 sub-sectors, ranging from aerospace to telecommunications, and within each

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
sub-sector across many individual issuers and issues. As of December 31, 2006 there were 279 corporate issues in an unrealized loss position, with the single largest unrealized loss being $652,000. Investment holdings within our mortgage-backed and asset-backed sector are diversified across a number of sub-categories, including asset-backed securities, collateralized mortgage obligations and federal and government agency mortgage-backed securities, with the single largest unrealized loss being $997,000.
     Overall, our unrealized loss position as of December 31, 2006 was primarily the result of interest rate increases that impacted all investment categories. We do not consider any of our available-for-sale investments to be other-than-temporarily impaired as of December 31, 2006.
     During 2006, we entered into a definitive agreement to sell our interest in Inter-Ocean Holdings Ltd., our other invested asset. We wrote down the carrying value of the investment based on expected proceeds from this sale and recorded a realized loss of $255,000. During 2005, as a result of the routine evaluation of investments, we wrote down the carrying value of the same other invested asset to its estimated net realizable value and recorded a realized loss of $1,769,000. Other than these adjustments, we do not believe that our investment portfolio at December 31, 2006 contains any securities with an unrealized loss that is other-than-temporary.
     The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2006 and 2005 ($ in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Fixed maturity securities	$3,334,645	3,334,645	2,987,703	$2,987,703
Preferred stocks	10,772	10,772	8,186	8,186
Short-term investments	27,123	27,123	8,793	8,793
Other invested asset	4,745	4,745	5,000	5,000

Financial liabilities:
Debt obligations	$292,840	303,589	292,840	$296,708
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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
     As a result of losses arising from these catastrophic events, certain reinsurance contracts generated additional premiums and adjustments to accrued profit commissions. The aggregate net adverse impact on income before income taxes for the years ended December 31, 2005 and 2004 from the above mentioned hurricanes is summarized as follows ($ in thousands):

	2005	2004
Gross losses and LAE	$654,090	$230,475
Retrocessional reinsurance	(73,800)	—

Net losses and LAE	580,290	230,475
Additional net premiums earned	(46,666)	(29,265)
Profit commissions	(3,654)	(10,243)

Net adverse impact on income before income taxes	$529,970	$190,967

     The net unfavorable impact on income before income taxes in 2006 from changes in estimates of the 2005 Hurricanes was $4,160,000. The effect on income before income taxes of net development of the 2004 Hurricanes was immaterial in 2005 and 2006.
     Activity in the liability for unpaid losses and LAE for the years ended December 31, 2006, 2005 and 2004 is summarized as follows ($ in thousands):

	2006	2005	2004
Net unpaid losses and LAE as of the beginning of year	$2,268,655	1,379,227	$731,918

Net incurred related to:
Current year	811,250	1,577,944	1,101,820
Prior years	(50,648)	(72,519)	(82,016)

Total incurred net losses and LAE	760,602	1,505,425	1,019,804

Net paid losses and LAE:
Current year	96,112	210,306	174,870
Prior year	624,477	390,598	205,889

Total net paid losses and LAE	720,589	600,904	380,759
Effects of foreign currency exchange rate changes	17,559	(15,093)	8,264

Net unpaid losses and LAE as of the end of year	2,326,227	2,268,655	1,379,227
Reinsurance recoverable	42,255	55,335	1,728

Gross unpaid losses and LAE at end of year	$2,368,482	2,323,990	$1,380,955

     The net favorable loss development in 2006, 2005 and 2004 related to prior years includes $60,746,000, $97,314,000 and $57,151,000, respectively, of net favorable loss development primarily from property and certain other lines of business with relatively short patterns of reported losses. The net favorable loss development in 2006, 2005 and 2004 related to prior years also include increases in incurred losses and LAE associated with changes in estimates of premiums and the patterns of their earnings. The net increases (decreases) of losses and LAE related to prior accident years arising from changes in premium estimates were $10,098,000, $24,795,000, and ($24,865,000), in 2006, 2005 and

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
2004, respectively. The net effect of changes in premium estimates, after considering corresponding changes in related losses, LAE and acquisition expenses, was not significant.
     The lines experiencing favorable loss development are primarily property coverages provided in both of the Property and Marine and Finite Risk segments as well as certain casualty classes with short loss development periods. During 2006, 2005 and 2004, actual reported losses were significantly less than expected for these short-tailed property and casualty lines resulting in reductions in estimated ultimate losses.
     Because many of the reinsurance coverages we offer will likely involve claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to ultimate exposure to losses are an integral and necessary component of the process of estimating unpaid losses and LAE. With respect to reinsurers, the inherent uncertainties of estimating unpaid losses and LAE are further exacerbated by the significant amount of time that often elapses between the occurrence of an insured loss, the reporting of that loss to the primary insurer and then to the reinsurer, and the primary insurer’s payment of that loss to the insured and subsequent payment by the reinsurer to the primary insurer. Unpaid losses and LAE are reviewed quarterly using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data and prevailing economic, social and legal factors. While we commenced operations in 2002, the business we write is sufficiently similar to the historical reinsurance business of St. Paul that we are able to use the historical loss experience of this reinsurance business, which is periodically updated by St. Paul, to estimate our ultimate losses and LAE. Unpaid losses and LAE established in prior years are adjusted as loss experience develops and new information becomes available. Adjustments to previously estimated unpaid losses and LAE are reflected in financial results in the periods in which they are made.
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
4. Retrocessional Reinsurance
     Reinsurance is the transfer of risk, by contract, from one insurance company to another for consideration of premium. Retrocessional reinsurance is reinsurance ceded by a reinsurer to insure against all or a portion of its reinsurance written. Retrocessional reinsurance agreements provide us with increased capacity to write larger risks, limit our maximum loss arising from any one occurrence and maintain our exposure to loss within our capital resources. Retrocessional reinsurance contracts do not relieve us from our obligations under our contracts. Failure of retrocessionaires to honor their obligations could result in losses to us. Consequently, we have a contingent liability to the extent of any unpaid losses and LAE ceded to another company. We evaluate the financial condition of our reinsurers and

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize our exposure to significant losses from reinsurer insolvencies.
     During 2006, Platinum US and Platinum UK also entered into a retrocessional reinsurance agreement under which they cede, on a quota share basis, 30% of new and renewal property catastrophe business effective on or after January 1, 2006. Under this agreement, the retrocessionnaire is obligated to place premiums ceded, net of commissions, in trust for the benefit of Platinum US and Platinum UK as well as provide a letter of credit such that the combination of the two amounts will ultimately collateralize the limit of loss under this treaty. This agreement was not renewed in 2007. Platinum US also obtained from third party retrocessionaires $42,500,000 of excess-of-loss retrocession limit with respect to its property catastrophe business and $10,000,000 of aggregate excess-of-loss retrocession limit with respect to crop business.
     The effects of retrocessional reinsurance on premiums, losses and LAE for the years ended December 31, 2006, 2005 and 2004 are as follows ($ in thousands):

	Assumed	Ceded	Net
As of and for the year ended December 31, 2006:
Premiums written	$1,275,200	98,587	$1,176,613
Premiums earned	1,434,282	97,581	1,336,701
Losses and LAE	778,836	18,234	760,602
Unpaid losses and LAE	2,368,482	42,255	2,326,227

As of and for the year ended December 31, 2005:
Premiums written	1,765,155	47,433	1,717,722
Premiums earned	1,757,139	42,416	1,714,723
Losses and LAE	1,594,737	89,312	1,505,425
Unpaid losses and LAE	2,323,990	55,335	2,268,655

As of and for the year ended December 31, 2004:
Premiums written	1,659,790	13,777	1,646,013
Premiums earned	1,465,058	17,123	1,447,935
Losses and LAE	1,018,106	(1,698)	1,019,804
Unpaid losses and LAE	$1,380,955	1,728	$1,379,227
     In 2003, Platinum US and Platinum UK entered into a quota share retrocession agreement with Platinum Bermuda. Platinum US retrocedes approximately 75% of its business to Platinum Bermuda and Platinum UK retrocedes approximately 55% of its business to Platinum Bermuda. In addition, effective April 1, 2005 Platinum UK and Platinum Bermuda entered into an excess-of-loss reinsurance agreement covering substantially all North American business assumed by Platinum Bermuda under which Platinum UK provides $55,000,000 of coverage in excess of $145,000,000 for each loss occurrence. This agreement was terminated effective December 31, 2005. Platinum US also reinsured Platinum UK for $50,000,000 per occurrence on an excess-of-loss basis in excess of $60,000,000 with respect to international property

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
business.
     Effective January 1, 2006, Platinum US provided an excess-of-loss cover to Platinum UK, replacing the prior agreement terminated as of December 31, 2005. Pursuant to the excess-of-loss agreement Platinum US provides $35,000,000 of coverage in excess of $50,000,000. This agreement was terminated effective March 31, 2006. Effective April 1, 2006, Platinum US and Platinum Bermuda entered into an excess-of-loss reinsurance agreement under which Platinum US provides $65,000,000 of coverage in excess of $185,000,000 with respect to international property business. Effective January 1, 2006, Platinum UK also reinsured Platinum Bermuda for $35,000,000 per occurrence on an excess-of-loss basis in excess of $145,000,000 with respect to their business in North America and certain other territories . Following is a summary of the premiums earned and losses ceded from Platinum US and Platinum UK to Platinum Bermuda, from Platinum Bermuda to Platinum UK and Platinum US and from Platinum UK to Platinum US for the years ended December 31, 2006, 2005 and 2004 ($ in thousands):

	2006	2005	2004
Retroceded by Platinum US to Platinum Bermuda:
Premiums earned	$666,331	697,992	$515,869
Incurred losses and LAE	457,447	893,237	562,193

Retroceded by Platinum UK to Platinum Bermuda:
Premiums earned	79,173	86,163	89,394
Incurred losses and LAE	28,113	54,657	57,830

Retroceded by Platinum Bermuda to Platinum UK:
Premiums earned	4,583	8,250	—
Incurred losses and LAE	19,678	55,000	—

Retroceded by Platinum UK to Platinum US:
Premiums earned	250	1,800	—
Incurred losses and LAE	—	—	—

Retroceded by Platinum Bermuda to Platinum US
Premiums earned	977	—	—
Incurred losses and LAE	$—	—	$—
     These transactions had no net effect on underwriting results in the consolidated financial statements.
5. Debt, Equity Security Units and Credit Facility
Debt
     In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of Series A 7.5% Notes due June 1, 2017 (the “Series A Notes”), unconditionally guaranteed by Platinum Holdings. The Series A Notes were issued in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The proceeds of the Series A Notes were used

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
primarily to increase the capital of Platinum Bermuda and Platinum US. In November 2005, Platinum Finance completed an exchange offer through which they exchanged all of the Series A Notes for Series B Notes that have substantially the same terms and which were registered under the Securities Act (the “Series B Notes”). Interest is payable on the Series B Notes at a rate of 7.5% per annum on each June 1 and December 1, commencing on December 1, 2005. Platinum Finance may redeem the Series B Notes, at its option, at any time in whole, or from time to time in part, prior to maturity. The redemption price will be equal to the greater of: (i) 100 percent of the principal amount of the Series B Notes and (ii) the sum of the present values of the remaining scheduled payments of principal and interest, discounted to the redemption date on a semiannual basis at a comparable U.S. Treasury rate plus 50 basis points, plus in each case, interest accrued but not paid to the date of redemption.
Equity Security Units
     In November 2002, we issued the ESU’s each of which consisted of a contract to purchase our common shares in 2005 (the “Purchase Contract”) and an ownership interest in a 5.25% Senior Guaranteed Note, due November 16, 2005. On August 16, 2005, Platinum Finance successfully completed the remarketing of $137,500,000 aggregate principal amount of the Senior Guaranteed Notes due November 16, 2007 at a price of 100.7738% with a reset interest rate of 6.371% (the “Original Remarketed Notes”). The Original Remarketed Notes were remarketed as 6.371% Senior Guaranteed Notes and then subsequently exchanged for Series B 6.371% Senior Guaranteed Notes (the “Remarketed Notes”) that have substantially the same terms and which were registered under the Securities Act. Interest is payable on the Remarketed Notes on May 16 and November 16 of each year. The Remarketed Notes are unconditionally guaranteed by Platinum Holdings. The remarketing was conducted on behalf of holders of the ESU’s and neither Platinum Holdings nor Platinum Finance received any cash proceeds from the remarketing. Proceeds from the remarketing were used to purchase a portfolio of U.S. Treasury securities to collateralize the obligations of the holders of the ESU’s under the related common share purchase contract and to pay the remarketing fee. There were no excess proceeds distributed to holders of the ESU’s in connection with the remarketing. On November 16, 2005, we settled the Purchase Contract component by issuing 5,008,850 common shares, which generated cash proceeds to us of $137,500,000. As a result of the settlement of the Purchase Contract component of the ESUs, the ESUs ceased to exist and are no longer traded on the New York Stock Exchange.
     In December 2005, Platinum Finance completed a tender offer to repurchase all of the outstanding Original Remarketed Notes and Remarketed Notes. As a result, Platinum Finance repurchased $94,660,000 of this debt and $42,840,000 of the Remarketed Notes remains outstanding.
     The following table shows the amount and maturities of debt obligations as of December 31, 2006 and 2005 ($ in thousands):

	2006	2005
Series B Notes, 7.5%, due June 1, 2017	$250,000	$250,000
Series B Remarketed Notes, 6.371%, due November 16, 2007	42,840	42,840

Total debt obligations	$292,840	$292,840

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
Credit Facility
     On October 21, 2005 we entered into a three-year $200,000,000 credit agreement with a syndicate of lenders. On September 13, 2006, we amended and restated the existing agreement, increasing the term to five years and increasing the facility to $400,000,000 (the “Credit Facility”). The amended and restated credit agreement consists of a $150,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit and a $250,000,000 senior secured credit facility available for letters of credit. The revolving line of credit generally will be available for our working capital, liquidity and general corporate requirements and those of our subsidiaries. Platinum Holdings and Platinum Finance have guaranteed borrowings by our reinsurance subsidiaries. The interest rate on borrowings under the Credit Facility is based on our election of either: (1) LIBOR plus 50 basis points or (2) the higher of: (a) the prime interest rate of the lead bank providing the credit facility, or (b) the federal funds rate plus 50 basis points. The interest rate based on LIBOR rate would increase or decrease by up to 12.5 basis points should our senior unsecured debt credit rating increase or decrease. The Credit Facility requires us to satisfy various covenants, including several financial covenants. As of December 31, 2006, we were in compliance with all covenants under the Credit Facility.
     We had approximately $80,769,000 of letters of credit outstanding in favor of various cedants as of December 31, 2006. Letters of credit outstanding under the Credit Facility were $80,694,000 as of December 31, 2006. Cash and cash equivalents of $36,333,000 as of December 31, 2006 were held in trust to collateralize secured letters of credit issued under the Credit Facility. As of December 31, 2006, $144,922,000 was available for borrowing on an unsecured basis and $174,384,000 was available for borrowing on a secured basis under the Credit Facility.
6. Income Taxes
     We provide income taxes based upon amounts reported in the financial statements and the provisions of currently enacted tax laws. Platinum Holdings and Platinum Bermuda are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation. Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance from the Bermuda Minister of Finance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. Platinum Holdings has subsidiaries based in the United States, the United Kingdom and Ireland that are subject to the tax laws thereof.
     Under current United States law, Platinum US is subject to a 35 percent U.S. corporate income tax rate. Under current United Kingdom law, Platinum UK is taxed at the U.K. corporate income tax rate (generally 30 percent). There is no withholding tax on dividends distributed from Platinum UK to Platinum Regency. Under current Irish law, Platinum Regency is taxed at a 25 percent corporate income tax rate on non-trading income and a 12.5 percent corporate income tax rate on trading income. There is no withholding tax on dividends distributed from Platinum Regency to Platinum Holdings.
     We incurred approximately $6,500,000 of withholding taxes associated with the transfer from Platinum Finance to Platinum Holdings of $183,350,000 of the proceeds from the issuance of the Series A Notes in May 2005. This transaction is deemed to be a taxable distribution under U.S. tax law and

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
subject to U.S. withholding tax.
     Income (loss) before income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 by location is as follows ($ in thousands):

	2006	2005	2004
United States	$75,374	(66,181)	$73,020
Bermuda	263,327	(73,165)	19,423
Other	21,123	(23,108)	22,689

Income before income tax expense (benefit)	$359,824	(162,454)	$115,132

     Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 is comprised of current and deferred taxes as follows ($ in thousands):

	2006	2005	2004
Current tax expense (benefit)	$32,780	(377)	$28,133
Deferred tax expense (benefit)	(2,613)	(24,590)	2,216

Total	$30,167	(24,967)	$30,349

     A reconciliation of expected income tax expense (benefit), computed by applying a 35 percent income tax rate to income (loss) before income taxes (benefit), to income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 is as follows ($ in thousands):

	2006	2005	2004
Expected income tax expense (benefit) at 35%	$125,938	(56,859)	$40,296
Effect of income or loss subject to tax at rates other than 35%	(93,347)	26,474	(8,222)
Tax exempt investment income	(2,062)	(2,932)	(1,084)
U.S. withholding taxes deemed taxable transfer to foreign affiliate	(450)	6,500	—
Other, net	88	1,850	(641)

Income tax expense (benefit)	$30,167	(24,967)	$30,349

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 are as follows ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	2006	2005
Deferred tax assets:
Unpaid losses and LAE	$34,433	$45,516
Timing differences in recognition of expenses	1,448	—
Unearned premiums	7,499	12,555
Net unrealized losses on investments	5,985	6,565
Other deferred tax assets	6,586	41

Total deferred tax assets	$55,951	$64,677

Deferred tax liabilities:
Deferred acquisition costs	11,051	31,716
Timing differences in recognition of expenses	—	261
Unrealized net foreign currency exchange losses	10,557	884

Total deferred tax liabilities	21,608	32,861

Total net deferred tax assets (liabilities)	$34,343	$31,816

     Income tax assets and liabilities are recorded by offsetting assets and liabilities by tax jurisdiction. The deferred tax assets and liabilities as of December 31, 2006 and 2005 are included in the consolidated balance sheets as follows ($ in thousands):

	2006	2005
Platinum US deferred tax assets	$49,627	$64,871
Platinum US deferred tax liabilities	11,051	32,937

Net Platinum US deferred tax assets	38,576	31,934

Platinum UK deferred tax assets	6,585	1,073
Platinum UK deferred tax liabilities	10,818	1,191

Net Platinum UK deferred tax liabilities	4,233	118

Total net deferred tax assets (liabilities)	$34,343	$31,816

     To evaluate the realization of the deferred tax assets, we consider the timing of the reversal of deferred income and expense items as well as the likelihood that we will generate sufficient taxable income to realize the future tax benefits. We believe that we will generate sufficient taxable income to realize the deferred assets and, consequently, no valuation allowance was established as of December 31, 2006 or 2005.
     Income taxes paid in 2006, 2005 and 2004 were $15,602,000, $33,569,000 and $8,549,000, respectively.
7. Shareholders’ Equity and Regulation
     Platinum Holdings is authorized to issue up to 200,000,000 common shares, $0.01 par value, and 25,000,000 preferred shares, $0.01 par value. As of December 31, 2006 we had

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
59,671,959 common shares and 5,750,000 preferred shares issued and outstanding. As of December 31, 2005 we had 59,126,675 common shares and 5,750,000 preferred shares issued and outstanding. No common or preferred shares were repurchased in 2006 or 2005.
     In 2002 Platinum Holdings completed an initial public offering of common shares. Concurrently, Platinum Holdings sold 6,000,000 common shares and issued options to purchase 6,000,000 common shares to St. Paul and sold 3,960,000 common shares and issued options to purchase 2,500,000 common shares to RenaissanceRe. The options have a $27.00 per share purchase price and a term of ten years from November 2, 2002. Both St. Paul and RenaissanceRe have amended their options to provide that in lieu of paying $27.00 per share, any option exercise will be settled on a net share basis, which will result in Platinum Holdings issuing a number of common shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00, less the par value per share, multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share.
     We filed an allocated universal shelf registration statement with the SEC, which the SEC declared effective on April 5, 2004. The securities registered under the shelf registration statement for sales include up to $750,000,000 of common shares, preferred shares and various types of debt securities. Common shares sold by St. Paul and RenaissanceRe and common shares issuable upon exercise of options owned by St. Paul and RenaissanceRe accounted for $586,381,900 of the $750,000,000 of securities registered under the allocated universal shelf registration statement. On June 30, 2004, St. Paul completed the sale of its 6,000,000 common shares in an underwritten public offering, which was effected pursuant to a prospectus supplement to the shelf registration statement dated June 28, 2004. We did not sell any common shares in the offering and did not receive any proceeds from the sale of the common shares by St Paul. The proceeds from the sale of 6,000,000 common shares by St. Paul amounted to $177,330,000 of the securities registered under the $750,000,000 shelf registration statement. On December 6, 2005, Renaissance Re sold its 3,960,000 common shares in a public offering, which was effected pursuant to a prospectus supplement to the allocated universal shelf registration statement effective April 5, 2004. The proceeds from the sale of 3,960,000 common shares by Renaissance Re amounted to $119,394,000. On September 22, 2005, Platinum Holdings completed an offering of 5,839,286 common shares at a price to the public of $28.00 per share, less related expenses. All shares were offered by Platinum Holdings and were sold pursuant to its effective allocated shelf registration statement. The net proceeds of $161,865,000 were used to make contributions to the capital and surplus of the reinsurance subsidiaries and for general corporate purposes. This common share offering utilized substantially all of the remaining capacity allocated to us under the allocated shelf registration statement.
     We filed an unallocated universal shelf registration statement with the SEC, which the SEC declared effective on November 8, 2005. Under this shelf registration statement we may issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of the above, including debt securities of Platinum Finance, unconditionally guaranteed by Platinum Holdings. On December 6, 2005, Platinum Holdings completed an offering of 4,408,263 common shares at a price to the public of $30.15 per share, less related expenses.
     On December 6, 2005, Platinum Holdings completed an offering pursuant to a prospectus supplement to the unallocated universal shelf registration statement of 5,750,000 6.0% Series A Mandatory Convertible Preferred Shares at a price to the public of $30.15 per share, less related expenses. The net proceeds of $167,508,000 were used to make contributions to the capital and surplus of the

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
reinsurance subsidiaries and for general corporate purposes. On February 15, 2009, the mandatory conversion date, each preferred share will automatically convert into a number of our common shares based on the volume-weighted average price per common share on the 20 consecutive trading days ending on the third trading day prior to February 15, 2009. The conversion rate will not be more than one to one and not less than 0.7874 per preferred share, depending on the market value of our common shares. Based on the conversion rate of .7874 applicable to any conversion of preferred shares prior to February 15, 2009, we would issue 4,527,550 common shares. The conversion rate of our preferred shares to common shares is subject to anti-dilution adjustments under certain circumstances, including the payment of dividends on our common shares in common shares, the issuance of common share rights or warrants to acquire common shares at less than market price to all holders, and the payment of cash dividends per common share in excess of $0.08 per quarter, subject to adjustment whenever the conversion rate is adjusted. Unless all accrued, cumulated and unpaid dividends on our preferred shares for all past quarterly dividend periods have been paid in full we cannot declare or pay any dividend or make any distribution of assets on our common shares. If dividends on the preferred shares outstanding have not been paid in an amount equal to six full quarterly dividends, holders of the outstanding preferred shares will be entitled to elect two additional directors to our board of directors. These voting rights continue until all accrued, cumulated and unpaid dividends on the preferred shares then outstanding are paid in full. Each preferred share has a liquidation preference of $30.15 per preferred share.
     On August 4, 2004, the board of directors of Platinum Holdings approved a plan to purchase up to $50,000,000 of our common shares. During the year ended December 31, 2004 we purchased 349,700 of our common shares in the open market at an aggregate amount of $9,985,000 at a weighted average price of $28.55 per share. The common shares we purchased were canceled. No repurchases of our common shares were made during 2006 or 2005.
Accumulated Other Comprehensive Income (Loss)
     Accumulated other comprehensive income (loss) is a component of shareholders’ equity and includes all changes in unrealized appreciation and depreciation; reclassification adjustments for investment losses and gains included in net income; and translation adjustments. The components of comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 are as follows ($ in thousands, except per share data):

	2006	2005	2004
Before tax amounts:
Foreign currency translation adjustment	$452	(737)	$555
Net change in unrealized holding gains and losses arising during the period	(1,786)	(62,441)	(6,866)
Less: reclassification adjustment for net gains (losses) realized in net income	1,522	(1,423)	2,594

Other comprehensive income (loss) before tax	(2,856)	(61,755)	(8,905)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	2006	2005	2004
Deferred income tax (expense) benefit on:
Foreign currency translation adjustment	(136)	221	(167)
Net change in unrealized holding gains and losses arising during the period	(654)	8,536	2,337
Less: reclassification adjustment for net gains (losses) realized in net income	(75)	(28)	(213)

Deferred tax on other comprehensive income (loss)	(715)	8,785	2,383

Net of tax amounts:
Net foreign currency translation adjustment	316	(516)	388
Net change in unrealized holding gains and losses arising during the period	(2,440)	(53,905)	(4,529)
Less: reclassification adjustment for net (gains) losses realized in net income	1,447	(1,451)	2,381

Other comprehensive income (loss), net of tax	$(3,571)	(52,970)	$(6,522)

Statutory Basis Equity, Income and Regulation
     Our ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by our subsidiaries. The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by our reinsurance subsidiaries in 2007 without prior regulatory approval is estimated to be approximately $307,000,000.
     The combined statutory capital and surplus and statutory net income as reported to relevant regulatory authorities for our reinsurance subsidiaries were as follows ($ in thousands):

	2006	2005	2004
Statutory capital and surplus
Bermuda	$1,178,261	930,072	$535,054
United States	530,822	447,207	403,121
United Kingdom	174,474	156,927	186,270

Total statutory capital and surplus	1,883,557	1,534,206	1,124,445

Statutory net income (loss)
Bermuda	281,247	(68,459)	29,356
United States	117,980	(21,884)	20,575
United Kingdom	(7,927)	(4,685)	1,872

Total statutory net income (loss)	$391,300	(95,028)	$51,803

     Our reinsurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory basis financial statements and financial statements prepared in accordance

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
with U.S. GAAP vary between domestic and foreign jurisdictions. The principal differences in Bermuda are that statutory financial statements do not reflect deferred acquisition costs, prepaid assets, or fixed assets. Also, reinsurance assets and liabilities are presented net of retrocessional reinsurance and there is no cash flow statement. The principal differences in the United States are that statutory financial statements do not reflect deferred acquisition costs, bonds are carried at amortized cost, deferred income tax is charged or credited directly to equity, subject to limitations, and reinsurance assets and liabilities are presented net of retrocessional reinsurance. We have not used any statutory accounting practices that are not prescribed. The principal differences in the United Kingdom are that bonds are carried at amortized cost, all foreign currency exchange gains and losses are recognized in the consolidated statement of operations and a claims equalization reserve is established.
8. Earnings (Loss) Per Common Share
     Following is a reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2006, 2005 and 2004 ($ in thousands, except per share data):

			Earnings
		Weighted	(Loss)
	Net	Average	Per
	Income	Shares	Common
	(Loss)	Outstanding	Share
Year Ended December 31, 2006:

Basic earnings per common share:
Net income attributable to common shareholders	$319,275	59,371	$5.38
Effect of dilutive securities:
Common share options, restricted common shares and restricted share units	—	1,377
Conversion of preferred shares	—	5,750
Preferred shares dividends	10,382	—

Adjusted net income for diluted earnings per common share	$329,657	66,498	$4.96

Year Ended December 31, 2005:

Basic and diluted loss per common share:
Loss attributable to common shareholders	$(138,224)	45,915	$(3.01)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

			Earnings
		Weighted	(Loss)
	Net	Average	Per
	Income	Shares	Common
	(Loss)	Outstanding	Share
Year Ended December 31, 2004:

Basic earnings per common share:
Net income	$84,783	43,158	$1.96
Effect of dilutive securities:
Common share options, restricted common shares and restricted share units	—	2,094
Interest expense related to ESU’s	6,097	—
Common share conversion of ESU’s	—	5,009

Adjusted net income for diluted earnings per common share	$90,880	50,261	$1.81

9. Share Incentive Compensation and Employee Benefit Plans
Share Incentive Compensation
     We have a share incentive plan under which our key employees and directors may be granted options, restricted shares, share units, share appreciation rights, or other rights to acquire shares. Our 2006 share incentive plan provides for the granting of up to an aggregate 5,500,000 shares of common stock to employees and directors at a price equal to the closing price of common shares on the New York Stock Exchange on the date immediately preceding the date of the grant. Share incentive plan awards are granted periodically and generally vest based on three or four years of continuous employment with the Company. The common shares issuable under the share incentive plan will be made available from authorized but unissued common shares. Option awards expire ten years from the date of grant.
     The following summary sets forth option activity for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands, except per share exercise price):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	As of and for the years ended
	December 31, 2006		December 31, 2005		December 31, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding — beginning of the year	3,918	$23.93	4,428	$23.40	4,614	$22.92
Granted	249	30.47	333	29.78	227	31.43
Exercised	530	24.49	663	22.65	329	22.50
Forfeited	171	26.24	180	25.20	84	22.50

Outstanding — end of the year	3,466	$24.20	3,918	$23.93	4,428	$23.40

Options exercisable at year-end	2,930		2,896		3,636
Weighted average exercise price of options exercisable at year-end		$23.11		$23.04		$22.99
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Dividend yield	1.0%	1.0%	1.4%
Risk free interest rate	4.6%	3.0%	3.0%
Expected volatility	22.0%	30.0%	30.0%
Expected option life	5.4 years	7 years	7 years

Weighted average grant fair value	$8.08	$9.92	$9.76
     The weighted average remaining contractual terms of all outstanding options and options exercisable were 6.29 years and 5.89 years, respectively as of December 31, 2006. The total intrinsic value, which is the difference between the market value and strike price on the date of exercise, of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1,903,000, $6,012,000 and $3,040,452, respectively. The total fair value, based on the Black-Scholes option pricing model, of options exercised during the years ended December 31, 2006, 2005 and 2004 was $4,087,000, $4,768,000 and $2,334,000, respectively. The total fair value, based on the Black-Scholes option pricing model, of options vested during the years ended December 31, 2006, 2005 and 2004 was $4,518,000, $7,752,000 and $7,647,000, respectively. Estimated unrecognized compensation cost, net of estimated forfeitures, related to outstanding options as of December 31, 2006 was $3,339,000. Such cost is expected to be recognized over a weighted-average period of 1.6 years.
     The Company’s computation of expected volatility for the year ended December 31, 2006 is based on 3.5 years of historical volatility using daily price observations. Our computation of expected option life is based on historical data analysis of exercises, forfeitures, and post-vest cancellations. The forfeitures are used to determine the outstanding pool of options and do not affect the expected term calculation (either historical or projected). The exercises and post-vest cancellations are used to calculate the time between grant and settlement date (exercise date or post-vest cancel date), and then weighted by the shares settled (options exercised or canceled).

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
     The following summary sets forth share unit activity for the years ended December 31, 2006 and 2005 (amounts in thousands, except grant date fair value):

	As of and for the years ended
	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Share	Grant Date	Share	Grant Date
	Units	Fair Value	Units	Fair Value
Outstanding — beginning of the year	112	$30.93	—	—
Granted	82	30.31	122	$30.91
Converted	—	—	3	30.75
Forfeited	13	30.73	7	30.75

Outstanding — end of the year	181	$30.66	112	$30.93

     The total fair value of share units converted during the year ended December 31, 2005 was $82,000. There were no share units converted in 2006. As of December 31, 2006, there was $2,729,000, of estimated unrecognized compensation cost related to share unit awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.
     During 2006, we granted 15,534 restricted shares, with a fair value at the grant date of $475,000, that vest over a three year period. During 2005, we granted 18,428 restricted shares, with a fair value at the grant date of $525,000, that vest over a three-year period. During 2004, we granted 98,531 restricted shares, with a fair value at the grant date of $2,750,000, that vest over a five-year period. During 2006, 45,555 restricted shares vested. As of December 31, 2006, there were 86,938 remaining unvested restricted shares and $1,989,000, of estimated unrecognized compensation cost related to unvested restricted shares. Such cost is expected to be recognized over a weighted-average period of 1.7 years.
     In 2006, the Company granted 85,168 long-term incentive awards under the 2006 Executive Incentive Plan which had a grant date fair value of $2,604,000. This plan provides for a payout at 100% of the award if the Company achieves an average return on equity for a three year period, beginning in 2006, of 12%, with a range of payout from 0% (for return on equity of less than 6%) to 200% (for a return on equity of 18% or more), determined through straight line interpolation. These awards are to be settled in common shares at the completion of the performance period and are conditioned upon the continued employment of the participant throughout the performance period. In 2006, the Company recognized $1,439,000 of share-based compensation related to this award which is based on the estimated payout as of December 31, 2006. As of December 31, 2006, there was $2,878,000 of estimated unrecognized compensation cost related to these awards which is expected to be recognized over 2 years.
     The following table provides the total share-based compensation expense recognized during the year ended December 31, 2006 ($ in thousands):

Share-based compensation expense	$7,995
Tax benefit	(995)
Share-based compensation expense, net of tax	$7,000

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
Defined Contribution Plan
     In 2003, Platinum US adopted an employee savings plan as a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”) and covering substantially all U.S. based employees and certain other non-U.S. based employees. The savings plan allows eligible employees to contribute up to 50 percent of their annual compensation on a tax-deferred basis up to limits under the Code and we will match up to the first four percent. In addition, Platinum US may, at its discretion, make additional contributions. Expenses related to the savings plan were $2,164,000, $1,638,000 and $1,255,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
10. Related Party Transactions and Agreements
     In connection with our initial public offering in 2002 and the transfer of business, we entered into various agreements with St. Paul and its affiliates and RenaissanceRe and its affiliates including the Quota Share Retrocession Agreements. We also entered into several agreements with St. Paul pursuant to which St. Paul provides various services, including accounting and administration of the business assumed under the Quota Share Retrocession Agreements. We paid St. Paul a total of $283,000, $381,000 and $326,000 for such services provided in 2006, 2005 and 2004, respectively.
     Platinum Holdings also entered into a five-year Services and Capacity Reservation Agreement with RenaissanceRe, effective October 1, 2002, pursuant to which RenaissanceRe provides services to our subsidiaries in connection with their property catastrophe book of business. At our request, RenaissanceRe analyzes our property catastrophe treaties and contracts no more than twice per year and assists us in measuring risk and managing our property catastrophe treaties and contracts. Based upon such analysis, RenaissanceRe provides us with quotations for rates for non-marine non-finite property catastrophe retrocessional coverage with aggregate limits up to $100 million annually, either on an excess-of-loss or proportional basis. We may then enter into retrocessional agreements with RenaissanceRe on the basis of the quotations. The fee for the coverage commitment and the services provided by RenaissanceRe under this agreement is 3.5 percent of our gross written non-marine non-finite property catastrophe premium for the contract year, subject to a minimum of $4 million. Fees related to this agreement were $7,829,000, $6,538,000 and $6,395,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Fees related to this agreement are included in operating expenses. This agreement expires in September 2007.
     Renaissance Underwriting Managers Ltd. (“RUM”), a subsidiary of RenaissanceRe, and Platinum Bermuda entered into an agreement whereby RUM will, from time to time, provide referrals of treaty and facultative reinsurance contracts to Platinum Bermuda for a fee. The fee is 1.0% of gross premiums written for all pro-rata business, 2.5% of gross premiums written on all excess-of-loss business, and 7.5% of the margin on all finite business. We paid $12,000, $57,000 and $846,000 in fees for such referrals for the years ended December 31, 2006, 2005 and 2004, respectively. The business referred is also subject to profit commissions which were $191,000, $341,000 and $727,000 in 2006, 2005 and 2004, respectively.
     Platinum US is a party to two property catastrophe excess-of-loss programs with the Glencoe Group of Companies, which are affiliates of RenaissanceRe. Platinum US has a 5% participation across

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
four layers of reinsurance on one program and a 15% participation on the other program. Platinum US is also a party to a quota share retrocession agreement with Glencoe Insurance Ltd. pursuant to which Platinum US cedes to Glencoe Insurance Ltd. 60% of all liabilities under the subject property facultative certificates. Premium ceded in 2006, 2005 and 2004 under this agreement was approximately $16,533,000, $5,058,000 and 3,400,000, respectively.
11. Operating Segment Information
     We have organized our worldwide reinsurance business around three operating segments: Property and Marine, Casualty and Finite Risk. The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets. This business includes property per-risk excess-of-loss treaties, property proportional treaties and catastrophe excess-of-loss treaties. The Casualty operating segment includes principally reinsurance treaties that cover umbrella liability, general and product liability, professional liability, workers’ compensation, casualty clash, automobile liability, surety and trade credit. This segment also includes accident and health reinsurance treaties, which are predominantly reinsurance of health insurance products. The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. In exchange for contractual features that limit our downside risk, reinsurance contracts we classify as finite risk provide the potential for significant profit commission to the ceding company. The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products. The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract. The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.
     In managing our operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance. We do not allocate assets or certain income and expenses such as investment income, interest expense and certain corporate expenses by segment. The measures used by management in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments together with a reconciliation of underwriting income (loss) to income before income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	Property
	and Marine	Casualty	Finite Risk	Total
Year ended December 31, 2006:

Net premiums written	$424,929	757,675	(5,991)	$1,176,613

Net premiums earned	448,959	764,341	123,401	1,336,701
Net losses and LAE	145,900	522,815	91,887	760,602
Net acquisition expenses	70,905	188,717	26,301	285,923
Other underwriting expenses	39,887	27,022	4,387	71,296

Segment underwriting income	$192,267	25,787	826	218,880

Net investment income				187,987
Net realized gains on investments				1,090
Net foreign currency exchange gains				738
Other expense				(2,872)
Corporate expenses not allocated to segments				(24,194)
Interest expense				(21,805)

Income before income tax expense				$359,824

Ratios:
Net loss and LAE	32.5%	68.4%	74.5%	56.9%
Net acquisition expense	15.8%	24.7%	21.3%	21.4%
Other underwriting expense	8.9%	3.5%	3.6%	5.3%

Combined	57.2%	96.6%	99.4%	83.6%

Year ended December 31, 2005:

Net premiums written	$575,055	809,031	333,636	$1,717,722

Net premiums earned	569,173	789,629	355,921	1,714,723
Net losses and LAE	756,742	511,609	237,074	1,505,425
Net acquisition expenses	93,983	194,397	114,755	403,135
Other underwriting expenses	26,074	24,690	4,905	55,669

Segment underwriting income (loss)	$(307,626)	58,933	(813)	(249,506)

Net investment income				129,445
Net realized losses on investments				(3,046)
Net foreign currency exchange losses				(2,111)
Other expense				(586)
Corporate expenses not allocated to segments				(14,158)
Interest expense				(20,006)
Loss on repurchase of debt				(2,486)

Loss before income tax benefit				$(162,454)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	Property
	and Marine	Casualty	Finite Risk	Total
Ratios:
Net loss and LAE	133.0%	64.8%	66.6%	87.8%
Net acquisition expense	16.5%	24.6%	32.2%	23.5%
Other underwriting expense	4.6%	3.1%	1.4%	3.2%

Combined	154.1%	92.5%	100.2%	114.5%

Year ended December 31, 2004

Net premiums written	$504,439	677,399	464,175	$1,646,013

Net premiums earned	485,135	611,893	350,907	1,447,935
Net losses and LAE	349,557	418,355	251,892	1,019,804
Net acquisition expenses	76,360	151,649	99,812	327,821
Other underwriting expenses	27,827	19,086	6,224	53,137

Segment underwriting income	$31,391	22,803	(7,021)	47,173

Net investment income				84,532
Net realized gains on investments				1,955
Net foreign currency exchange gains				725
Other income				3,211
Corporate expenses not allocated to segments				(13,196)
Interest expense				(9,268)

Income before income tax expense				$115,132

Ratios:
Net loss and LAE	72.1%	68.4%	71.8%	70.4%
Net acquisition expense	15.7%	24.8%	28.4%	22.6%
Other underwriting expense	5.7%	3.1%	1.8%	3.7%

Combined	93.5%	96.3%	102.0%	96.7%

     Corporate expenses, interest expenses, net investment income, net realized investment gains, loss on repurchase of debt and other income or expense items that are not specifically attributable to operating segments are not allocated.
     The following table sets forth our net premiums written for the years ended December 31, 2006, 2005 and 2004 by geographic location of the ceding company ($ in thousands):

	2006	2005	2004
United States	$949,522	1,449,216	$1,350,408
International	227,091	268,506	295,605

Total	$1,176,613	1,717,722	$1,646,013

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
12. Commitments and Contingencies
Litigation
     In the normal course of business, we may become involved in various claims and legal proceedings. We are not currently aware of any pending or threatened material litigation.
Lease Commitments
     Future minimum annual lease commitments under various non-cancelable operating leases for our office facilities are as follows: ($ in thousands):

Years Ending December 31,
2007	$2,707
2008	2,613
2009	2,579
2010	2,002
2011	1,945
Thereafter	2,902

Total	$14,748

     Rent expense was $2,887,000, $2,750,000 and $3,070,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Contingencies
     In November and December 2004, we received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products. On June 14, 2005, we received a grand jury subpoena from the United States Attorney for the Southern District of New York requesting documents relating to our finite reinsurance products. We have fully cooperated in responding to all such requests. We are unable to predict the direction the investigation will take and the impact, if any, it may have on our business.
13. Quarterly Financial Data (Unaudited)
     The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2006 and 2005 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown ($ in thousands, except per share data):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Net premiums earned	$344,301	337,065	339,609	$315,726
Net investment income	43,515	45,348	48,302	50,822
Net losses and LAE	206,774	187,464	191,428	174,936
Net acquisition expenses	69,239	76,052	74,994	65,638
Operating expenses	22,988	23,392	25,348	23,762
Net income attributable to common shareholders	74,460	79,146	82,321	83,348

Earnings per common share:
Basic	1.26	1.34	1.38	1.40
Diluted	$1.16	1.24	1.28	$1.28

Average common shares outstanding:
Basic	59,097	59,224	59,537	59,621
Diluted	66,597	65,725	66,520	67,091

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Net premiums earned	$411,040	431,470	429,388	$442,825
Net investment income	26,905	28,904	36,441	37,195
Net losses and LAE	237,698	240,852	564,618	462,257
Net acquisition expenses	93,249	103,928	98,858	107,100
Operating expenses	20,008	23,480	8,080	18,259

Net income (loss) attributable to common shareholders	73,088	67,985	(176,024)	(103,273)

Earnings (loss) per common share:
Basic	1.69	1.57	(4.02)	(1.94)
Diluted	$1.49	1.39	(4.02)	$(1.94)

Average common shares outstanding:
Basic	43,163	43,293	43,785	53,339
Diluted	50,032	50,009	43,785	53,339
14. Condensed Consolidating Financial Information
     Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued
of Platinum Regency. The outstanding Series B Notes, due June 1, 2017 issued by Platinum Finance are fully and unconditionally guaranteed by Platinum Holdings. The outstanding Series B Remarketed Notes, due November 16, 2007, issued by Platinum Finance are also fully and unconditionally guaranteed by Platinum Holdings.
     The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom. Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiary of Platinum Finance in 2007 without prior regulatory approval is approximately $13,000,000. The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2007, including the reinsurance subsidiary of Platinum Finance, without prior regulatory approval is estimated to be approximately $307,000,000.
     The tables below present condensed consolidating financial information for the years ended December 31, 2006, 2005 and 2004 of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

			Non-
Condensed Consolidating Balance Sheet	Platinum	Platinum	guarantor	Consolidating
December 31, 2006	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
ASSETS

Total investments	$—	11,342	3,365,943	—	$3,377,285
Investment in subsidiaries	1,749,762	475,194	402,098	(2,627,054)	—
Cash and cash equivalents	106,039	39,294	706,319	—	851,652
Reinsurance assets	—	—	765,928	—	765,928
Income tax recoverable	—	(1,418)	8,933	—	7,515
Other assets	9,296	3,792	78,099	—	91,187

Total assets	$1,865,097	528,204	5,327,320	(2,627,054)	$5,093,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$—	—	2,880,715	—	$2,880,715
Debt obligations	—	292,840	—	—	292,840
Other liabilities	7,036	2,024	52,891	—	61,951

Total liabilities	7,036	294,864	2,933,606	—	3,235,506

Shareholders’ Equity
Preferred shares	57	—	—	—	57
Common shares	597	—	6,250	(6,250)	597
Additional paid-in capital	1,545,979	192,203	2,051,468	(2,243,671)	1,545,979
Accumulated other comprehensive loss	(44,289)	(9,071)	(55,012)	64,083	(44,289)
Retained earnings	355,717	50,208	391,008	(441,216)	355,717

Total shareholders’ equity	1,858,061	233,340	2,393,714	(2,627,054)	1,858,061

Total liabilities and shareholders’ equity	$1,865,097	528,204	5,327,320	(2,627,054)	$5,093,567

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

			Non-
Condensed Consolidating Balance Sheet	Platinum	Platinum	guarantor	Consolidating
December 31, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
ASSETS

Total investments	$—	12,448	2,997,234	—	$3,009,682
Investment in subsidiaries	1,410,794	448,839	436,368	(2,296,001)	—
Cash and cash equivalents	129,962	5,010	685,774	—	820,746
Reinsurance assets	—	—	1,065,987	—	1,065,987
Income tax recoverable	—	5,874	18,648	—	24,522
Other assets	2,963	4,086	226,389	—	233,438

Total assets	$1,543,719	476,257	5,430,400	(2,296,001)	$5,154,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$—	—	3,041,254	—	$3,041,254
Debt obligations	—	292,840	—	—	292,840
Other liabilities	3,470	2,243	274,319	—	280,032

Total liabilities	3,470	295,083	3,315,573	—	3,614,126

Shareholders’ Equity
Preferred shares	57	—	—	—	57
Common shares	590	—	6,250	(6,250)	590
Unearned share grant compensation	(2,467)	—	—	—	(2,467)
Additional paid-in capital	1,527,316	192,036	2,050,834	(2,242,870)	1,527,316
Accumulated other comprehensive loss	(40,718)	(10,199)	(52,840)	63,039	(40,718)
Retained earnings	55,471	(663)	110,583	(109,920)	55,471

Total shareholders’ equity	1,540,249	181,174	2,114,827	(2,296,001)	1,540,249

Total liabilities and shareholders’ equity	$1,543,719	476,257	5,430,400	(2,296,001)	$5,154,375

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

			Non-
Consolidating Statement of Operations	Platinum	Platinum	guarantor	Consolidating
For the year ended December 31, 2006	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$—	—	1,336,701	—	$1,336,701
Net investment income	5,912	1,033	181,042	—	187,987
Net realized gains on investments	—	—	1,090	—	1,090
Other income (expense)	3,577	—	(6,449)	—	(2,872)

Total revenue	9,489	1,033	1,512,384	—	1,522,906

Expenses:
Net losses and loss adjustment expenses	—	—	760,602	—	760,602
Net acquisition expenses	—	—	285,923	—	285,923
Operating expenses	23,803	544	71,143	—	95,490
Net foreign currency exchange gains	—	—	(738)	—	(738)
Interest expense	—	21,803	2	—	21,805

Total expenses	23,803	22,347	1,116,932	—	1,163,082

Income (loss) before income tax expense (benefit)	(14,314)	(21,314)	395,452	—	359,824
Income tax expense (benefit)	—	(7,444)	37,611	—	30,167

Net income (loss) before equity in earnings of subsidiaries	(14,314)	(13,870)	357,841	—	329,657
Equity in earnings of subsidiaries	343,971	64,741	61,473	(470,185)	—

Net income (loss)	329,657	50,871	419,314	(470,185)	329,657
Preferred dividends	10,382	—	—	—	10,382

Net income attributable to common shareholders	$319,275	50,871	419,314	(470,185)	$319,275

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

			Non-
Consolidating Statement of Operations	Platinum	Platinum	guarantor	Consolidating
For the year ended December 31, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$—	—	1,714,723	—	$1,714,723
Net investment income	1,724	937	126,867	(83)	129,445
Net realized losses on investments	—	(15)	(3,031)	—	(3,046)
Other income (expense)	7,036	—	(7,622)	—	(586)

Total revenue	8,760	922	1,830,937	(83)	1,840,536

Expenses:
Net losses and loss adjustment expenses	—	—	1,505,425	—	1,505,425
Net acquisition expenses	—	—	407,680	(4,545)	403,135
Operating expenses	13,393	635	51,337	4,462	69,827
Net foreign currency exchange losses	2	—	2,109	—	2,111
Interest expense	71	19,935	—	—	20,006
Loss on repurchase of debt	—	2,486	—	—	2,486

Total expenses	13,466	23,056	1,966,551	(83)	2,002,990

Loss before income tax benefit	(4,706)	(22,134)	(135,614)	—	(162,454)
Income tax benefit	—	(7,746)	(17,221)	—	(24,967)

Net income (loss) before equity in earnings of subsidiaries	(4,706)	(14,388)	(118,393)	—	(137,487)
Equity in loss of subsidiaries	(132,781)	(27,557)	(62,160)	222,498	—

Net loss	(137,487)	(41,945)	(180,553)	222,498	(137,487)
Preferred dividends	737	—	—	—	737

Net loss attributable to common shareholders	$(138,224)	(41,945)	(180,553)	222,498	$(138,224)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

			Non-
Consolidating Statement of Operations	Platinum	Platinum	guarantor	Consolidating
For the year ended December 31, 2004	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$—	—	1,447,935	—	$1,447,935
Net investment income	53	164	84,315	—	84,532
Net realized gains on investments	—	6	1,949	—	1,955
Other income	2,944	—	48	219	3,211

Total revenue	2,997	170	1,534,247	219	1,537,633

Expenses:
Net losses and loss adjustment expenses	—	—	1,019,804	—	1,019,804
Net acquisition expenses	—	—	331,754	(3,933)	327,821
Operating expenses	12,725	288	49,387	3,933	66,333
Net foreign currency exchange gains	(3)	—	(722)	—	(725)
Interest expense	207	9,061	—	—	9,268

Total expenses	12,929	9,349	1,400,223	—	1,422,501

Income (loss) before income tax expense (benefit)	(9,932)	(9,179)	134,024	219	115,132
Income tax expense (benefit)	—	(3,213)	33,562	—	30,349

Net income (loss) before equity in earnings of subsidiaries	(9,932)	(5,966)	100,462	219	84,783
Equity in earnings of subsidiaries	94,715	55,006	60,799	(210,520)	—

Net income	$84,783	49,040	161,261	(210,301)	$84,783

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

			Non-
Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	guarantor	Consolidating
For the year ended December 31, 2006	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(9,650)	(6,483)	542,934	—	$526,801

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	—	1,564	346,578	—	348,142
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	—	—	270,939	—	270,939
Acquisition of available-for-sale fixed maturity securities	—	(498)	(1,082,784)	—	(1,083,282)
Dividends from subsidiaries	1,600	40,000	—	(41,600)	—
Increase in short-term investments	—	—	(15,822)	—	(15,822)
Contributions to subsidiaries	—	(300)		300	—

Net cash provided by (used in) investing activities	1,600	40,766	(481,089)	(41,300)	(480,023)

Financing Activities:
Dividends paid to common shareholders	(19,029)	—	(41,600)	41,600	(19,029)
Dividends paid to preferred shareholders	(9,818)	—	—	—	(9,818)
Proceeds from exercise of share options	12,975	—	—	—	12,975
Capital contribution from parent	—	—	300	(300)	—

Net cash used in financing activities	(15,872)	—	(41,300)	41,300	(15,872)

Net increase (decrease) in cash and cash equivalents	(23,922)	34,283	20,545	—	30,906

Cash and cash equivalents at beginning of year	129,962	5,010	685,774	—	820,746

Cash and cash equivalents at end of year	$106,040	39,293	706,319	—	$851,652

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

			Non-
Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	guarantor	Consolidating
For the year ended December 31, 2005	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(4,999)	(16,340)	619,013	—	$597,674

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	—	3,026	888,773	—	891,799
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	—	439	97,492	—	97,931
Proceeds from sale of subsidiary shares	—	—	193,000	(193,000)	—
Purchase of subsidiary shares	—	—	(139,902)	139,902	—
Acquisition of available-for-sale fixed maturity securities	—	(12,347)	(1,699,158)	—	(1,711,505)
Dividends from subsidiaries	17,000	—	—	(17,000)	—
Decrease in short-term investments	—	—	(8,793)	—	(8,793)
Contributions to subsidiaries	(477,500)	(75,100)	—	552,600	—

Net cash used in investing activities	(460,500)	(83,982)	(668,588)	482,502	(730,568)

Financing Activities:
Dividends paid to shareholders	(14,775)	—	(17,000)	17,000	(14,775)
Proceeds from exercise of share options	15,026	—	—	—	15,026
Proceeds from issuance of common shares	425,757	139,902	—	(139,902)	425,757
Proceeds from issuance of debt	—	246,900	—	—	246,900
Proceeds from issuance of preferred shares	167,509	—	—	—	167,509
Capital contribution from parent	—	—	552,600	(552,600)	—
Purchase of common shares	—	(193,000)	—	193,000	—
Repurchase of debt obligations	—	(96,674)	—	—	(96,674)

Net cash provided by financing activities	593,517	97,128	535,600	(482,502)	743,743

Net increase (decrease) in cash and cash equivalents	128,018	(3,194)	486,025	—	610,849
Cash and cash equivalents at beginning of year	1,944	8,204	199,749	—	209,897

Cash and cash equivalents at end of year	$129,962	5,010	685,774	—	$820,746

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

			Non-
Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	guarantor	Consolidating
For the year ended December 31, 2004	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(8,400)	(436)	723,569	—	$714,733

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	—	998	497,947	—	498,945
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	—	697	135,775	—	136,472
Acquisition of available-for-sale fixed maturity securities	—	(2,972)	(1,227,923)	—	(1,230,895)
Dividends from subsidiaries	22,000	—	—	(22,000)	—
Contributions to subsidiaries	(250)	—	—	250	—

Net cash provided by (used in) investing activities	21,750	(1,277)	(594,201)	(21,750)	(595,478)

Financing Activities:
Dividends paid to shareholders	(13,807)	—	(22,000)	22,000	(13,807)
Proceeds from exercise of share options	7,406	—	—	—	7,406
Proceeds from issuance of common shares	1,567	—	—	—	1,567
Purchase of common shares	(9,985)	—	—	—	(9,985)
Capital contribution from parent	—	—	250	(250)	—

Net cash used in financing activities	(14,819)	—	(21,750)	21,750	(14,819)

Net increase (decrease) in cash and cash equivalents	(1,469)	(1,713)	107,618	—	104,436
Cash and cash equivalents at beginning of year	3,413	9,917	92,131	—	105,461

Cash and cash equivalents at end of year	$1,944	8,204	199,749	—	$209,897

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided elsewhere in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:
Under date of February 27, 2007, we reported on the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the December 31, 2006 annual report on Form 10-K. Our report refers to a change in the method of accounting for share-based payments in 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-8 of the Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
New York, New York
February 27, 2007

SCHEDULE I
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Summary of Investments — Other Than Investments in Related Parties
As of December 31, 2006
($ in thousands)

			Amount at
			which
			shown in
			Balance
	Cost*	Fair Value	Sheet
Fixed maturity securities:
Bonds:
United States Government and government agencies and authorities	$231,900	227,599	$227,599
State, municipalities and political subdivisions	162,600	160,165	160,165
Foreign governments	130,245	127,075	127,075
Foreign corporate	201,764	197,799	197,799
Public utilities	128,696	126,175	126,175
All other corporate	2,493,052	2,456,566	2,456,566

Total bonds	3,348,257	3,295,379	3,295,379
Redeemable preferred stock	39,558	39,266	39,266

Total fixed maturity securities	3,387,815	3,334,645	3,334,645
Preferred stock	11,246	10,772	10,772
Other long term investments	5,000	4,745	4,745
Short-term investments	27,123	27,123	27,123

Total investments	$3,431,184	3,377,285	$3,377,285

*	Original cost of fixed maturity securities reduced by repayments and adjusted for amortization of premiums and discounts.

SCHEDULE II
Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Balance Sheets
December 31, 2006 and 2005
($ in thousands, except share data)

	2006	2005
ASSETS
Investment in affiliates	$1,749,762	$1,410,794
Cash	106,039	129,962
Other assets	9,296	2,963

Total assets	$1,865,097	$1,543,719

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Accrued expenses and other liabilities	$7,036	$3,470

Total liabilities	7,036	3,470

Shareholders’ equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 59,671,959 and 59,126,675 shares issued and outstanding, respectively	597	590
Additional paid-in capital	1,545,979	1,527,316
Unearned share grant compensation	—	(2,467)
Accumulated other comprehensive income (loss)	(44,289)	(40,718)
Retained earnings	355,717	55,471

Total shareholders’ equity	1,858,061	1,540,249

Total liabilities and shareholders’ equity	$1,865,097	$1,543,719

SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2006, 2005 and 2004
($ in thousands)

	2006	2005	2004
Revenues:
Net investment income	$5,912	1,724	$53
Other income	3,577	7,036	2,944

	9,489	8,760	2,997

Expenses:
Interest expenses	—	71	207
Operating expenses	23,803	13,395	12,722

Total expenses	23,803	13,466	12,929

Net loss before equity in earnings of affiliate	(14,314)	(4,706)	(9,932)

Equity in earnings (loss) of affiliates	343,971	(132,781)	94,715

Net income (loss) before preferred dividends	329,657	(137,487)	84,783
Preferred dividends	10,382	737	—

Net income (loss) attributable to common shareholders	$319,275	(138,224)	$84,783

SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004
($ in thousands)

	2006	2005	2004
Operating Activities:
Net loss before equity in earnings of affiliates	$(14,314)	(4,706)	$(9,932)
Adjustments to reconcile net income to net cash provided in operations:
Share based compensation	3,552	2,313	1,777
Depreciation and amortization	129	129	125
Other, net	983	(2,735)	(369)

Net cash used in operating activities	(9,650)	(4,999)	(8,399)

Investing Activities:
Dividends and distributions from subsidiaries	1,600	17,000	22,000
Contributions to subsidiaries	—	(477,500)	(250)

Net cash provided by (used in) investing activities	1,600	(460,500)	21,750

Financing Activities:
Dividends paid to preferred shareholders	(9,818)	—	—
Dividends paid to common shareholders	(19,029)	(14,775)	(13,807)
Proceeds from exercise of share options	12,974	15,026	7,406
Net proceeds from issuance of common shares	—	425,757	1,566
Net proceeds from issuance of preferred shares	—	167,509	—
Purchase of common shares	—	—	(9,985)

Net cash (used in) provided by financing activities	(15,873)	593,517	(14,820)

Net increase (decrease) in cash and cash equivalents	(23,923)	128,018	(1,469)
Cash and cash equivalents at beginning of year	129,962	1,944	3,413

Cash and cash equivalents at end of year	$106,039	129,962	$1,944

SCHEDULE III
Platinum Underwriters Holdings, Ltd.
Supplementary Insurance Information
($ in thousands)

		Net unpaid		Other			Net losses	Amortization
	Deferred	losses		policy			and loss	of deferred
	policy	and loss	Net	claims and	Net	Net	adjustment	policy	Other	Net
	acquisition	adjustment	unearned	benefits	earned	investment	expenses	acquisition	operating	written
Period	costs	expenses	premiums	payable	premium	income	incurred	costs	expenses	premiums
Year ended December 31, 2006:
Property and Marine	$9,969	537,794	46,022		448,959		145,900	47,183		$424,929
Casualty	72,641	1,467,879	289,966		764,341		522,815	114,880		757,675
Finite Risk	—	320,554	4,124		123,401		91,887	58,695		(5,991)

Total	82,610	2,326,227	340,112	—	1,336,701	187,987	760,602	220,758	24,194	1,176,613

Year ended December 31, 2005:
Property and Marine	14,357	816,328	66,741		569,173		756,742	70,005		575,055
Casualty	73,622	1,107,316	292,513		789,629		511,609	140,758		809,031
Finite Risk	42,821	345,011	134,865		355,921		237,074	88,797		333,636

Total	130,800	2,268,655	494,119	—	1,714,723	129,455	1,505,425	299,560	14,158	1,717,722

Year ended December 31, 2004:
Property and Marine	15,747	410,347	64,985		485,135		349,557	58,792		504,439
Casualty	72,454	715,314	278,634		611,893		418,355	118,734		677,399
Finite Risk	47,837	253,566	155,917		350,907		251,892	46,781		464,175

Total	$136,038	1,379,227	499,536	—	1,447,935	84,532	1,019,804	224,307	13,196	$1,646,013

SCHEDULE IV
Platinum Underwriters Holdings, Ltd.
Reinsurance
($ in thousands)

			Assumed from		Percentage of
	Direct	Ceded to other	other		amount
Description	Amount	companies	companies	Net Amount	assumed to net
Property and liability premiums written:
Year ended December 31, 2006:
Property and Marine	—	$89,387	514,316	$424,929	121.0%
Casualty	—	74	757,749	757,675	100.0%
Finite Risk	—	9,126	3,135	(5,991)	(52.3%)

Total	—	98,587	1,275,200	1,176,613	108.4%

Year ended December 31, 2005:
Property and Marine	—	21,521	596,576	575,055	103.7%
Casualty	—	133	809,164	809,031	100.0%
Finite Risk	—	25,779	359,415	333,636	107.7%

Total	—	47,433	1,765,155	1,717,722	102.8%

Year ended December 31, 2004:
Property and Marine	—	13,029	517,468	504,439	102.6%
Casualty	—	748	678,147	677,399	100.1%
Finite Risk	—	—	464,175	464,175	100.0%

Total	—	$13,777	1,659,790	$1,646,013	100.8%