Form 10-Q
period 2007-03-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2007-04-27
CIK 1171500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑       Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 13, 2007, there were outstanding 59,853,816 common shares, par value $0.01 per share, of the registrant.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,465,677 and $3,276,970, respectively)	$3,425,804	$3,226,354
Fixed maturity trading securities at fair value (amortized cost – $129,730 and $110,845, respectively)	126,509	108,291
Preferred stocks (cost – $11,246 and $11,246, respectively)	10,839	10,772
Other invested asset	—	4,745
Short-term investments	8,299	27,123

Total investments	3,571,451	3,377,285
Cash and cash equivalents	803,652	851,652
Accrued investment income	32,597	32,682
Reinsurance premiums receivable	364,173	377,183
Reinsurance recoverable on ceded losses and loss adjustment expenses	50,344	57,956
Prepaid reinsurance premiums	6,725	9,680
Funds held by ceding companies	235,319	238,499
Deferred acquisition costs	84,538	82,610
Deferred tax assets	41,867	38,577
Other assets	11,295	27,443

Total assets	$5,201,961	$5,093,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,411,319	$2,368,482
Unearned premiums	361,147	349,792
Reinsurance deposit liabilities	4,079	4,009
Debt obligations	292,840	292,840
Ceded premiums payable	6,055	17,597
Commissions payable	134,749	140,835
Deferred tax liabilities	5,473	4,234
Other liabilities	49,016	57,717

Total liabilities	3,264,678	3,235,506

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 59,825,816 and 59,671,959 shares issued and outstanding, respectively	598	597
Additional paid-in capital	1,550,368	1,545,979
Accumulated other comprehensive loss	(34,904)	(44,289)
Retained earnings	421,164	355,717

Total shareholders’ equity	1,937,283	1,858,061

Total liabilities and shareholders’ equity	$5,201,961	$5,093,567

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2007 and 2006
($ in thousands, except per share data)

	2007	2006
Revenue:
Net premiums earned	$284,848	$344,301
Net investment income	51,699	43,515
Net realized gains (losses) on investments	(18)	65
Other expense	(780)	(1,317)

Total revenue	335,749	386,564

Expenses:
Net losses and loss adjustment expenses	181,913	206,774
Net acquisition expenses	48,120	69,239
Operating expenses	23,206	22,988
Net foreign currency exchange gains	(42)	(275)
Interest expense	5,455	5,450

Total expenses	258,652	304,176

Income before income tax expense	77,097	82,388
Income tax expense	4,264	5,352

Net income	72,833	77,036
Preferred dividends	2,602	2,576

Net income attributable to common shareholders	$70,231	$74,460

Earnings per share:
Basic earnings per share	$1.18	$1.26
Diluted earnings per share	$1.08	$1.16

Comprehensive income:
Net income	$72,833	$77,036
Other comprehensive income:
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	9,429	(35,315)
Cumulative translation adjustments, net of deferred taxes	(44)	4

Comprehensive income	$82,218	$41,725

Shareholder dividends:
Preferred dividends declared	$2,602	$2,012
Preferred dividends declared per share	0.45	0.35
Common dividends declared	4,784	4,733
Common dividends declared per share	$0.08	$0.08
     See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2007 and 2006
($ in thousands)

	2007	2006
Preferred shares:
Balances at beginning and end of periods	$57	$57

Common shares:
Balances at beginning of period	597	590
Exercise of share options	1	1
Issuance of restricted shares	—	1

Balances at end of period	598	592

Additional paid-in-capital:
Balances at beginning of period	1,545,979	1,527,316
Exercise of common share options	2,991	1,435
Share based compensation	1,398	1,736
Transfer of unearned common share grant compensation	—	(2,467)

Balances at end of period	1,550,368	1,528,020

Unearned common share grant compensation:
Balances at beginning of period	—	(2,467)
Transfer of unearned common share grant compensation	—	2,467

Balances at end of period	—	—

Accumulated other comprehensive loss:
Balances at beginning of period	(44,289)	(40,718)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	9,429	(35,315)
Net change in cumulative translation adjustments, net of deferred tax	(44)	4

Balances at end of period	(34,904)	(76,029)

Retained earnings:
Balances at beginning of period	355,717	55,471
Net income	72,833	77,036
Preferred share dividends	(2,602)	(2,576)
Common share dividends	(4,784)	(4,733)

Balances at end of period	421,164	125,198

Total shareholders’ equity	$1,937,283	$1,577,838

See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2007 and 2006
($ in thousands)

	2007	2006
Operating Activities:
Net income	$72,833	$77,036
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	3,586	3,803
Net realized (gains) losses on investments	18	(65)
Net foreign currency exchange gains	(42)	(275)
Share based compensation	1,398	1,736
Deferred income tax expense	(3,411)	87
Trading securities activities	2,230	717
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	85	(351)
Decrease in reinsurance premiums receivable	13,221	50,020
Decrease in funds held by ceding companies	3,180	25,088
(Increase) decrease in deferred acquisition costs	(1,928)	25,101
Increase in net unpaid losses and loss adjustment expenses	49,136	53,256
Increase (decrease) in net unearned premiums	14,310	(50,546)
Increase (decrease) in reinsurance deposit liabilities	70	(7)
Increase (decrease) in ceded premiums payable	(11,542)	15,562
Decrease in commissions payable	(6,086)	(43,828)
Net changes in other assets and liabilities	(17,826)	29,634
Other net	314	(12)

Net cash provided by operating activities	119,546	186,956

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	—	179,119
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	271,035	32,535
Acquisition of available-for-sale fixed maturity securities	(457,939)	(572,201)
Proceeds from sale of other invested asset	4,745	—
Net change in short-term investments	19,006	(71,816)

Net cash used in investing activities	(163,153)	(432,363)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	(2,012)
Dividends paid to common shareholders	(4,784)	(4,733)
Proceeds from exercise of share options	2,993	1,436

Net cash used in financing activities	(4,393)	(5,309)

Net decrease in cash and cash equivalents	(48,000)	(250,716)
Cash and cash equivalents at beginning of period	851,652	820,746

Cash and cash equivalents at end of period	$803,652	$570,030

Supplemental disclosures of cash flow information:
Income taxes paid (recovered)	$20	$(8,699)
Interest paid	$—	$—
     See accompanying notes to condensed consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2007 and 2006
1. Basis of Presentation
     Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a Bermuda holding company organized in 2002. We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis. Platinum Holdings and its subsidiaries (the “Company”) operate through two licensed reinsurance subsidiaries: Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”) and Platinum Underwriters Reinsurance, Inc. (“Platinum US”). Through December 31, 2006 we also underwrote business in Platinum Re (UK) Limited (“Platinum UK”), our other licensed reinsurance subsidiary. In 2007 we ceased underwriting reinsurance business in Platinum UK.
     The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Platinum Holdings and its consolidated subsidiaries, including Platinum Bermuda, Platinum US, Platinum UK, Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings (“Platinum Regency”), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited. The terms “we”, “us”, and “our” also refer to Platinum Underwriters Holdings, Ltd. and its consolidated subsidiaries, unless the context otherwise indicates. All material inter-company transactions have been eliminated in preparing these condensed consolidated financial statements. The condensed consolidated financial statements included in this report as of and for the three months ended March 31, 2007 and 2006 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Recently Issued Accounting Standards
     In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 became effective in 2007 and requires that investments in securitized financial instruments, such as mortgage-backed and asset-backed securities, be evaluated to identify whether they are freestanding investments or hybrid financial instruments containing an embedded derivative that requires bifurcation. Subsequent to the issuance of SFAS 155, the FASB issued additional guidance in the form of Implementation Issue B40. Implementation Issue B40 provides a narrow scope exception for certain securitized interests in prepayable financial assets, subject to certain criteria. Securitized financial instruments with the potential for prepayment are evaluated under SFAS 155 and related guidance, possibly resulting in the bifurcation of an embedded derivative. The embedded derivative is recorded at fair value, with unrealized gains and losses included in other income and the related deferred income tax included in income tax expense. SFAS 155 and related guidance is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring for the Company after December 31, 2006. The Company does not have any securities with imbedded

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the three months ended March 31, 2007 and 2006
derivatives that require bifurcation under SFAS 155.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have an effect on our results of operations or financial condition. We did not have any unrecognized tax benefits as of January 1, 2007 or March 31, 2007.
Reclassifications
     Certain reclassifications have been made to the 2006 financial statements in order to conform to the 2007 presentation.
2. Investments
     Investments classified as available-for-sale are carried at fair value as of the balance sheet date. Net change in unrealized investment gains and losses on available-for-sale securities, net of deferred taxes for the three months ended March 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006
Fixed maturities	$10,808	$(39,353)
Less — deferred taxes	(1,379)	4,038

Net change in unrealized investment gains and losses	$9,429	$(35,315)

     Gross unrealized gains and losses on available-for-sale securities as of March 31, 2007 were $3,057,000 and $43,337,000, respectively.
     The unrealized losses on securities classified as available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2007 were as follows ($ in thousands):

		Unrealized
	Fair Value	Loss
Less than twelve months:

U.S. Government	$11,441	$98
Corporate bonds	438,322	1,185
Mortgage-backed and asset-backed securities	273,003	953
Municipal bonds	9,870	26
Foreign governments and states	3,959	57

Total	736,595	2,319

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the three months ended March 31, 2007 and 2006

		Unrealized
	Fair Value	Loss
Twelve months or more:
U.S. Government	119,733	1,660
Corporate bonds	1,016,317	18,483
Mortgage-backed and asset-backed securities	773,620	17,312
Municipal bonds	181,192	2,516
Foreign governments and states	37,061	640
Preferred stocks	10,839	407

Total	2,138,762	41,018

Total of securities with unrealized losses:

U.S. Government	131,174	1,758
Corporate bonds	1,454,639	19,668
Mortgage-backed and asset-backed securities	1,046,623	18,265
Municipal bonds	191,062	2,542
Foreign governments and states	41,020	697
Preferred stocks	10,839	407

Total	$2,875,357	$43,337

     We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or were the result of “other-than-temporary impairments.” The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors. These factors include but are not limited to: the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, and our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss, which is based, in part, on current and anticipated future positive net cash flows from operations that generate sufficient liquidity in order to meet our obligations. If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security and record a realized loss in the statement of operations.
     As of March 31, 2007, there were a total of 579 issues in an unrealized loss position in our investment portfolio, with the single largest unrealized loss being $928,000. Corporate, mortgage-backed and asset-backed securities represent our largest categories within our available-for-sale portfolio and consequently account for the greatest amount of our overall unrealized loss as of March 31, 2007. Investment holdings within our corporate portfolio were diversified across approximately 30 sub-portfolios, ranging from aerospace to telecommunications, and within each sub-portfolio across many individual issuers and issues. As of March 31, 2007 there were 270 corporate issues in an unrealized loss position, with the single largest unrealized loss being $720,000. Investment holdings within the mortgage-backed and asset-backed portfolio were diversified across a number of sub-categories. As of March 31, 2007 there were 232 issues within the mortgage-backed and asset-backed portfolio in an unrealized loss position, with the single largest unrealized loss being $928,000.
     As of December 31, 2006, other invested assets included an investment in Inter-Ocean Holdings

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the three months ended March 31, 2007 and 2006
Ltd., a non-public reinsurance company. During the first quarter of 2007 we sold this investment at its carrying value resulting in no gain or loss.
     Overall, our unrealized loss position as of March 31, 2007 was primarily the result of interest rate increases that impacted all investment categories. We do not consider any of our available-for-sale investments to be other-than-temporarily impaired as of March 31, 2007.
3. Earnings Per Share
     Following is a calculation of the basic and diluted earnings per common share for the three months ended March 31, 2007 and 2006 ($ in thousands, except per share data):

		Weighted
		Average	Earnings
		Common	Per
	Net	Shares	Common
	Income	Outstanding	Share
Three Months Ended March 31, 2007:
Basic earnings per share:
Net income attributable to common shareholders	$70,231	59,718	$1.18
Effect of dilutive securities:
Common share options, restricted common shares and common share units	—	1,965
Conversion of preferred shares	—	5,574
Preferred share dividends	2,602	—

Adjusted net income for diluted earnings per share	$72,833	67,257	$1.08

Three Months Ended March 31, 2006:
Basic earnings per share:
Net income attributable to common shareholders	$74,460	59,097	$1.26
Effect of dilutive securities:
Common share options, restricted common shares and common share units	—	1,810
Conversion of preferred shares	—	5,690
Preferred share dividends	2,576	—

Adjusted net income for diluted earnings per share	$77,036	66,597	$1.16

4. Operating Segment Information
     We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. The Property and Marine operating segment includes principally property and marine reinsurance coverages that were written in the United States and international

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the three months ended March 31, 2007 and 2006
markets. This operating segment includes property reinsurance, crop reinsurance and marine and aviation reinsurance. The Property and Marine reinsurance contracts are either catastrophe excess-of-loss, per-risk excess-of-loss or proportional contracts. The Casualty operating segment includes principally reinsurance contracts that cover umbrella liability, general and product liability, professional liability, workers’ compensation, casualty clash, automobile liability, surety, trade credit and accident and health. The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. In exchange for contractual features that limit our downside risk, reinsurance contracts that we classify as finite risk provide the potential for significant profit commission to the ceding company. The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products. The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract. The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.
     In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance. We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Total underwriting income is reconciled to income before income tax expense. The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the operating segments together with a reconciliation of total underwriting income to income before income tax expense for the three months ended March 31, 2007 and 2006 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended March 31, 2007:
Net premiums written	$137,654	152,183	9,080	$298,917

Net premiums earned	119,710	154,019	11,119	284,848
Net losses and LAE	62,627	112,382	6,904	181,913
Net acquisition expenses	15,935	32,035	150	48,120
Other underwriting expenses	10,028	6,717	1,034	17,779

Segment underwriting income	$31,120	2,885	3,031	37,036

Net investment income				51,699
Net realized losses on investments				(18)
Net foreign currency exchange gains				42
Other expense				(780)
Corporate expenses not allocated to segments				(5,427)
Interest expense				(5,455)

Income before income tax expense				$77,097

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the three months ended March 31, 2007 and 2006

	Property
	and Marine	Casualty	Finite Risk	Total
Ratios:
Net loss and LAE	52.3%	73.0%	62.1%	63.9%
Net acquisition expense	13.3%	20.8%	1.3%	16.9%
Other underwriting expense	8.4%	4.4%	9.3%	6.2%

Combined	74.0%	98.2%	72.7%	87.0%

Three months ended March 31, 2006:
Net premiums written	$165,264	182,350	(54,336)	$293,278

Net premiums earned	131,544	173,668	39,089	344,301
Net losses and LAE	59,828	116,565	30,381	206,774
Net acquisition expenses	19,649	41,354	8,236	69,239
Other underwriting expenses	10,028	6,335	925	17,288

Segment underwriting income (loss)	$42,039	9,414	(453)	51,000

Net investment income				43,515
Net realized gains on investments				65
Net foreign currency exchange gains				275
Other expense				(1,317)
Corporate expenses not allocated to segments				(5,700)
Interest expense				(5,450)

Income before income tax expense				$82,388

Ratios:
Net loss and LAE	45.5%	67.1%	77.7%	60.1%
Net acquisition expense	14.9%	23.8%	21.1%	20.1%
Other underwriting expense	7.6%	3.6%	2.4%	5.0%

Combined	68.0%	94.5%	101.2%	85.2%

5. Income Taxes
     We provide for income tax expense based upon income reported in the consolidated financial statements and the provisions of currently enacted tax laws. Platinum Holdings and Platinum Bermuda are incorporated in Bermuda. Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016. We also have subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof. The income tax returns of our U.S. based subsidiaries that remain open to examination are for calendar years 2003 and forward.
     A reconciliation of expected income tax expense, computed by applying a 35% income tax rate to income before income taxes, to actual income tax expense for the three months ended March 31, 2007

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the three months ended March 31, 2007 and 2006
and 2006 was as follows ($ in thousands):

	2007	2006
Expected income tax expense at 35%	$26,984	$28,836
Effect of foreign income subject to tax at rates other than 35%	(22,235)	(23,226)
Tax exempt investment income	(389)	(553)
Other, net	(96)	295

Income tax expense	$4,264	$5,352

6. Condensed Consolidating Financial Information
     Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary of Platinum Regency. The outstanding Series B 7.5% Notes, due June 1, 2017, issued by Platinum Finance are fully and unconditionally guaranteed by Platinum Holdings. The outstanding Series B 6.371% Remarketed Senior Guaranteed Notes, due November 16, 2007, issued by Platinum Finance are also fully and unconditionally guaranteed by Platinum Holdings.
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
     The tables below present condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the three months ended March 31, 2007 and 2006

			Non-
Condensed Consolidating Balance Sheet	Platinum	Platinum	guarantor	Consolidating
March 31, 2007	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
ASSETS
Total investments	$—	10,765	3,560,686	—	$3,571,451
Investment in subsidiaries	1,836,102	487,072	414,176	(2,737,350)	—
Cash and cash equivalents	97,740	40,469	665,443	—	803,652
Reinsurance assets	—	—	741,099	—	741,099
Other assets	6,000	4,164	75,595	—	85,759

Total assets	$1,939,842	542,470	5,456,999	(2,737,350)	$5,201,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$—	—	2,917,349	—	$2,917,349
Debt obligations	—	292,840	—	—	292,840
Other liabilities	2,559	7,129	44,801	—	54,489

Total liabilities	2,559	299,969	2,962,150	—	3,264,678

Shareholders’ Equity
Preferred shares	57	—	—	—	57
Common shares	598	—	6,250	(6,250)	598
Additional paid-in capital	1,550,368	192,203	2,051,468	(2,243,671)	1,550,368
Accumulated other comprehensive loss	(34,904)	(6,834)	(43,041)	49,875	(34,904)
Retained earnings	421,164	57,132	480,172	(537,304)	421,164

Total shareholders’ equity	1,937,283	242,501	2,494,849	(2,737,350)	1,937,283

Total liabilities and shareholders’ equity	$1,939,842	542,470	5,456,999	(2,737,350)	$5,201,961

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the three months ended March 31, 2007 and 2006

			Non-
Condensed Consolidating Balance Sheet	Platinum	Platinum	guarantor	Consolidating
December 31, 2006	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
ASSETS
Total investments	$—	11,342	3,365,943	—	$3,377,285
Investment in subsidiaries	1,749,762	475,194	402,098	(2,627,054)	—
Cash and cash equivalents	106,039	39,294	706,319	—	851,652
Reinsurance assets	—	—	765,928	—	765,928
Other assets	9,296	2,374	87,032	—	98,702

Total assets	$1,865,097	528,204	5,327,320	(2,627,054)	$5,093,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$—	—	2,880,715	—	$2,880,715
Debt obligations	—	292,840	—	—	292,840
Other liabilities	7,036	2,024	52,891	—	61,951

Total liabilities	7,036	294,864	2,933,606	—	3,235,506

Shareholders’ Equity
Preferred shares	57	—	—	—	57
Common shares	597	—	6,250	(6,250)	597
Additional paid-in capital	1,545,979	192,203	2,051,468	(2,243,671)	1,545,979
Accumulated other comprehensive loss	(44,289)	(9,071)	(55,012)	64,083	(44,289)
Retained earnings	355,717	50,208	391,008	(441,216)	355,717

Total shareholders’ equity	1,858,061	233,340	2,393,714	(2,627,054)	1,858,061

Total liabilities and shareholders’ equity	$1,865,097	528,204	5,327,320	(2,627,054)	$5,093,567

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the three months ended March 31, 2007 and 2006

Consolidating Statement of Operations			Non-
For the Three Months Ended	Platinum	Platinum	guarantor	Consolidating
March 31, 2007	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$—	—	284,848	—	$284,848
Net investment income	1,358	638	49,703	—	51,699
Net realized losses on investments	—	—	(18)	—	(18)
Other expense, net	(170)	—	(610)	—	(780)

Total revenue	1,188	638	333,923	—	335,749

Expenses:
Net losses and loss adjustment expenses	—	—	181,913	—	181,913
Net acquisition expenses	—	—	48,120	—	48,120
Operating expenses	5,311	96	17,799	—	23,206
Net foreign currency exchange gains	—	—	(42)	—	(42)
Interest expense	—	5,455	—	—	5,455

Total expenses	5,311	5,551	247,790	—	258,652

Income (loss) before income tax expense (benefit)	(4,123)	(4,913)	86,133	—	77,097
Income tax expense (benefit)	—	(2,182)	6,446	—	4,264

Income (loss) before equity in earnings of subsidiaries	(4,123)	(2,731)	79,687	—	72,833
Equity in earnings of subsidiaries	76,956	9,655	9,470	(96,081)	—

Net income	72,833	6,924	89,157	(96,081)	72,833
Preferred dividends	(2,602)	—	—	—	(2,602)

Net income attributable to common shareholders	$70,231	6,924	89,157	(96,081)	$70,231

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the three months ended March 31, 2007 and 2006

Consolidating Statement of Operations			Non-
For the Three Months Ended	Platinum	Platinum	guarantor	Consolidating
March 31, 2006	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Revenue:
Net premiums earned	$—	—	344,301	—	$344,301
Net investment income	1,434	220	41,861	—	43,515
Net realized gains on investments	—	—	65	—	65
Other income (expense), net	1,100	—	(2,417)	—	(1,317)

Total revenue	2,534	220	383,810	—	386,564

Expenses:
Net losses and loss adjustment expenses	—	—	206,774	—	206,774
Net acquisition expenses	—	—	69,239	—	69,239
Operating expenses	5,321	258	17,409	—	22,988
Net foreign currency exchange gains	—	—	(275)	—	(275)
Interest expense	—	5,450	—	—	5,450

Total expenses	5,321	5,708	293,147	—	304,176

Income (loss) before income tax expense (benefit)	(2,787)	(5,488)	90,663	—	82,388
Income tax expense (benefit)	—	(1,920)	7,272	—	5,352

Income (loss) before equity in earnings of subsidiaries	(2,787)	(3,568)	83,391	—	77,036
Equity in earnings of subsidiaries	79,823	10,464	10,837	(101,124)	—

Net income	77,036	6,896	94,228	(101,124)	77,036
Preferred dividends	(2,576)	—	—	—	(2,576)

Net income attributable to common shareholders	$74,460	6,896	94,228	(101,124)	$74,460

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the three months ended March 31, 2007 and 2006

Condensed Consolidating Statement of Cash Flows			Non-
For the Three Months Ended			guarantor	Consolidating
March 31, 2007	Platinum Holdings	Platinum Finance	Subsidiaries	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(3,906)	577	122,875	—	$119,546

Investing Activities:
Proceeds from maturity or paydown of available-for-sale fixed maturities	—	599	270,436	—	271,035
Acquisition of available-for-sale fixed maturities	—	—	(457,939)	—	(457,939)
Proceeds from sale of other invested asset	—	—	4,745	—	4,745
Increase in short-term investments	—	—	19,006	—	19,006

Net cash provided by (used in) investing activities	—	599	(163,752)	—	(163,153)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	—	—	—	(2,602)
Dividends paid to common shareholders	(4,784)	—	—	—	(4,784)
Proceeds from exercise of share options	2,993	—	—	—	2,993

Net cash used in financing activities	(4,393)	—	—	—	(4,393)

Net increase (decrease) in cash and cash equivalents	(8,299)	1,176	(40,877)	—	(48,000)
Cash and cash equivalents at beginning of period	106,039	39,294	706,319	—	851,652

Cash and cash equivalents at end of period	$97,740	40,470	665,442	—	$803,652

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited), continued
For the three months ended March 31, 2007 and 2006

Condensed Consolidating Statement of Cash Flows			Non-
For the Three Months Ended	Platinum	Platinum	guarantor	Consolidating
March 31, 2006	Holdings	Finance	Subsidiaries	Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(3,320)	5,621	184,655	—	$186,956

Investing Activities:
Proceeds from sale of available-for-sale fixed maturities	—	—	179,119	—	179,119
Proceeds from maturity or paydown of available-for-sale fixed maturities	—	302	32,233	—	32,535
Acquisition of available-for-sale fixed maturities	—	(498)	(571,703)	—	(572,201)
Increase in short-term investments	—	(554)	(71,262)	—	(71,816)

Net cash used in investing activities	—	(750)	(431,613)	—	(432,363)

Financing Activities:
Dividends paid to common shareholders	(4,733)	—	—	—	(4,733)
Dividends paid to preferred shareholders	(2,012)	—	—	—	(2,012)
Proceeds from exercise of share options	1,436	—	—	—	1,436

Net cash used in financing activities	(5,309)	—	—	—	(5,309)

Net increase (decrease) in cash and cash equivalents	(8,629)	4,871	(246,958)	—	(250,716)
Cash and cash equivalents at beginning of period	129,962	5,010	685,774	—	820,746

Cash and cash equivalents at end of period	$121,333	9,881	438,816	—	$570,030

7. Subsequent Event — Regulatory Approval of Plan to Cease Underwriting in the United Kingdom
     During 2006 we expanded the scale and scope of Platinum Bermuda to become the principal carrier for our global catastrophe and financial lines reinsurance portfolios. After successfully renewing substantially all of the reinsurance business written by Platinum UK in Platinum Bermuda, we ceased underwriting reinsurance in Platinum UK in 2007. Platinum UK filed a Scheme of Operation with the U.K. Financial Services Authority (the “FSA”) in 2007 which outlined actions to be taken for its transformation to a non-underwriting operation and which requested permission for the return of a significant portion of its capital to Platinum Holdings. These actions include a 100% loss portfolio transfer of Platinum UK’s reinsurance business to Platinum Bermuda and a plan for the administration of inforce contracts and related claims. Subsequent to March 31, 2007, the FSA approved the Scheme of Operations and we plan to implement it and transfer a significant portion of the capital of Platinum UK to Platinum Holdings.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
     Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a Bermuda holding company organized in 2002. Platinum Holdings and its subsidiaries (collectively, the “Company”) operate through two licensed reinsurance subsidiaries: Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”) and Platinum Underwriters Reinsurance, Inc. (“Platinum US”). The terms “we”, “us”, and “our” also refer to Platinum Underwriters Holdings, Ltd. and its consolidated subsidiaries, unless the context otherwise indicates. We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis. Through December 31, 2006 we also underwrote business in Platinum Re (UK) Ltd. (“Platinum UK”). In 2007 we ceased underwriting reinsurance business in Platinum UK.
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
     We write property and casualty reinsurance. Property reinsurance protects a ceding company against financial loss arising out of damage to the insured’s property or loss of its use caused by an insured peril. Property reinsurance protects against damage principally to buildings and their contents and may be in the form of catastrophe coverage or per-risk coverage. Catastrophe reinsurance coverage protects a ceding company against losses arising out of multiple claims for a single event while per-risk reinsurance coverage protects a ceding company against loss arising out of a single claim for a single risk or policy. We also write marine reinsurance which protects against financial loss arising out of damage to ships and cargo. Casualty reinsurance protects a ceding company against financial loss arising out of the insured’s obligation to others for loss or damage to their persons or property. Examples of casualty coverages are umbrella liability, general and product liability, professional liability, workers’ compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health. Casualty reinsurance may also be in the form of catastrophe and per-risk contracts.
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
Results of Operations
     Net income for the three months ended March 31, 2007 and 2006 was as follows ($ in thousands):

	2007	2006	Decrease
Net income	$72,833	77,036	$(4,203)
     The decline in net income is primarily due to a decline in underwriting income of $13,964,000 partially offset by an increase in investment income of $8,184,000. Underwriting income consists of net premiums earned, less net losses and loss adjustment expenses (“LAE”), net acquisition expenses and operating costs related to underwriting operations. The decline in underwriting income was primarily due to the estimated net adverse impact of $20,000,000 from European storm Kyrill in January 2007. Net favorable development, which includes the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions, contributed positively to underwriting income. Net favorable development was $13,895,000 in 2007 as compared with net unfavorable development of $1,245,000 in 2006. Net income in 2007 was also favorably affected by a decrease in income tax expense of $1,088,000.
     Gross, ceded and net premiums written and earned for the three months ended March 31, 2007 and 2006 were as follows ($ in thousands):

			Increase
	2007	2006	(decrease)
Gross premiums written	$303,135	335,127	$(31,992)
Ceded premiums written	4,218	41,849	(37,631)

Net premiums written	298,917	293,278	5,639

Gross premiums earned	292,023	363,212	(71,189)
Ceded premiums earned	7,175	18,911	(11,736)

Net premiums earned	$284,848	344,301	$(59,453)

     The decrease in gross premiums written in 2007 as compared with 2006 was attributable to several items. Gross premiums written in the Property and Marine segment decreased as a result of the continued shift from proportional contracts to excess-of-loss contracts. Gross premiums written in the Casualty segment decreased reflecting fewer opportunities that met our underwriting standards. The decrease in ceded written premiums, which resulted in an increase in net premiums written, was attributable to the non-renewal of a quota share retrocession agreement effective January 1, 2006 (the “Property Quota Share Agreement”) under which Platinum US and Platinum UK ceded 30% of their new and renewal property catastrophe business effective on or after January 1, 2006 to a non-affiliated reinsurer. Net premiums written were also impacted by several additional items that had no impact on net earned premiums. The termination of a quota share contract in the Finite Risk segment effective January 1, 2006 on a cut-off basis resulted in the return of previously written but unearned premium of $56,589,000 in 2006. While this item resulted in an increase in net premiums written in 2007 as compared with 2006, it was offset by the effect of different methods for estimating premiums written by Platinum UK and Platinum Bermuda. Platinum UK estimated that the ultimate premium related to its reinsurance contracts were written at contract inception. Platinum Bermuda and Platinum US estimate premiums written on the basis that the policies underlying its reinsurance contracts incept at later periods throughout the term of the reinsurance contract. Consequently, the estimates of premiums written for reinsurance contracts written by Platinum UK in 2006 were higher at inception, and for the first calendar quarter, than for reinsurance contracts written by Platinum Bermuda and Platinum US. In 2007 Platinum UK ceased underwriting business and all business is now written by Platinum Bermuda and Platinum US. This difference in timing for estimates of written premium resulted in decreases in gross and net premiums written of approximately $58,700,000 and $48,000,000, respectively, in 2007 as compared with 2006. The basis for recording net premiums earned was consistent for all subsidiaries and, therefore, this difference had no impact on net premiums earned, underwriting income or net income.
     Net investment income for the three months ended March 31, 2007 and 2006 was $51,699,000 and $43,515,000, respectively. Net investment income increased in 2007 as compared with 2006 due to increased invested assets as well as a slight increase in yields on invested assets. The increase in invested assets was attributable to positive net cash flows from operations in the twelve months since March 31, 2006. Net investment income includes interest earned on funds held of $1,705,000 and $2,353,000 in 2007 and 2006, respectively.
     Other expense for the three months ended March 31, 2007 and 2006 was $780,000 and $1,317,000, respectively. Other expense for the three months ended March 31, 2007 includes $665,000 of net unrealized losses relating to changes in fair value of fixed maturities classified as trading and $115,000 of net expense on reinsurance contracts accounted for as deposits. Other expense for the three months ended March 31, 2006 includes $1,672,000 of net unrealized losses relating to fixed maturities classified as trading and $355,000 of net earnings on reinsurance contracts accounted for as deposits.
     Net losses and LAE and the resulting net loss and LAE ratios for the three months ended March 31, 2007 and 2006 was as follows ($ in thousands):

			Increase
	2007	2006	(decrease)
Net losses and LAE	$181,913	206,774	$(24,861)
Net loss and LAE ratios	63.9%	60.1%	3.8 points
     The decrease in net losses and LAE was primarily due to the decrease in net premiums earned, partially offset by losses from European storm Kyrill in 2007. The increase in the net loss and LAE ratio is primarily due to losses from Kyrill of approximately $24,500,000, representing 8.6% of net premiums earned, as compared with no catastrophe losses in 2006. Net losses and LAE and the resulting net loss and LAE ratios were also impacted by net favorable loss development of $12,577,000, representing 4.4% of net premiums earned in 2007 and net unfavorable loss development of $4,359,000, representing 1.3% of net premiums earned in 2006. The net loss and LAE ratios were also affected by changes in the mix of business.
     Net acquisition expenses and resulting net acquisition expense ratios for the three months ended March 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$48,120	69,239	$(21,119)
Net acquisition expense ratios	16.9%	20.1%	(3.2) points
     The decrease in net acquisition expenses in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned. The decrease in the net acquisition expense ratio in 2007 as compared with 2006 was primarily due to the decrease in assumed proportional contracts with higher ceding commissions than the remaining business in the Property and Marine and Finite Risk segments as well changes in the mix of Casualty business toward contracts with higher loss and LAE ratios and lower acquisition expense ratios.
     Operating expenses for the three months ended March 31, 2007 and 2006 were comparable at $23,206,000 and $22,988,000, respectively. Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings and its non-operating intermediate holding company subsidiaries.
     Net foreign currency exchange gains for the three months ended March 31, 2007 and 2006 were $42,000 and $275,000, respectively. We routinely transact business in various foreign currencies. Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in foreign currencies. We periodically monitor our largest foreign currency exposures and purchase or sell foreign currency denominated invested assets to match these exposures. Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.
     Interest expense was $5,455,000 and $5,450,000, respectively for the three months ended March 31, 2007 and 2006. The amounts are substantially the same as the debt outstanding and related interest rates for the three months ended March 31, 2007 and 2006 were unchanged.
     Income tax expense and the effective income tax rates for the three months ended March 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Income tax expense	$4,264	5,352	$(1,088)
Effective income tax rates	5.5%	6.5%	(1.0) points
     The decrease in income tax expense in 2007 as compared with 2006 was primarily due to a decline in income before income tax expense in 2007 as compared with 2006. The effective tax rate in any given year is based on income before income tax expense of our subsidiaries that operate in various jurisdictions each with its own corporate income tax rate. Platinum Holdings and Platinum Bermuda are not subject to corporate income tax. A higher percentage of income before income tax expense was generated by Platinum Holdings and Platinum Bermuda in 2007, which are not subject to corporate income tax. In 2007, the combined income before income tax expense derived from Platinum Holdings and Platinum Bermuda was approximately 81% of the total income before income tax expense as compared with 79% in 2006. The increasing percentage of income before income tax expense derived from Platinum Holdings and Platinum Bermuda is the result of our efforts to expand the scale and scope of Platinum Bermuda to become the principal carrier for our global catastrophe and financial lines reinsurance portfolios.
Segment Information
     We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk. In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance. We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses. Total underwriting income is reconciled to income before income tax expense. The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP. The following table summarizes underwriting activity and ratios for the three operating segments for the three months ended March 31, 2007 and 2006 ($ in thousands):

	Property
	and Marine	Casualty	Finite Risk	Total
Three months ended March 31, 2007:
Net premiums written	$137,654	152,183	9,080	$298,917

Net premiums earned	119,710	154,019	11,119	284,848
Net losses and LAE	62,627	112,382	6,904	181,913
Net acquisition expenses	15,935	32,035	150	48,120
Other underwriting expenses	10,028	6,717	1,034	17,779

Segment underwriting income	$31,120	2,885	3,031	37,036

Net investment income				51,699
Net realized losses on investments				(18)
Net foreign currency exchange gains				42
Other expense				(780)
Corporate expenses not allocated to segments				(5,427)
Interest expense				(5,455)

Income before income tax expense				$77,097

Ratios:
Net loss and LAE	52.3%	73.0%	62.1%	63.9%
Net acquisition expense	13.3%	20.8%	1.3%	16.9%
Other underwriting expense	8.4%	4.4%	9.3%	6.2%

Combined	74.0%	98.2%	72.7%	87.0%

Three months ended March 31, 2006:
Net premiums written	$165,264	182,350	(54,336)	$293,278

Net premiums earned	131,544	173,668	39,089	344,301
Net losses and LAE	59,828	116,565	30,381	206,774
Net acquisition expenses	19,649	41,354	8,236	69,239
Other underwriting expenses	10,028	6,335	925	17,288

Segment underwriting income (loss)	$42,039	9,414	(453)	51,000

Net investment income				43,515
Net realized gains on investments				65
Net foreign currency exchange gains				275
Other expense				(1,317)
Corporate expenses not allocated to segments				(5,700)
Interest expense				(5,450)

Income before income tax expense				$82,388

Ratios:
Net loss and LAE	45.5%	67.1%	77.7%	60.1%
Net acquisition expense	14.9%	23.8%	21.1%	20.1%
Other underwriting expense	7.6%	3.6%	2.4%	5.0%

Combined	68.0%	94.5%	101.2%	85.2%

     Property and Marine
     The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets. This business includes property catastrophe excess-of-loss contracts, property per-risk excess-of-loss contracts and property proportional contracts. This operating segment represents 46.1% and 56.3% of our net premiums written for the three months ended March 31, 2007 and 2006, respectively.
     Gross, ceded and net premiums written and earned for the three months ended March 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Gross premiums written	$143,791	206,991	$(63,200)
Ceded premiums written	6,137	41,727	(35,590)

Net premiums written	137,654	165,264	(27,610)

Gross premiums earned	128,817	148,979	(20,162)
Ceded premiums earned	9,107	17,435	(8,328)

Net premiums earned	$119,710	131,544	$(11,834)

     The decrease in gross premiums written in 2007 as compared with 2006 was due, in part, to different methods of estimating net premiums written between Platinum UK and Platinum Bermuda, which contributed approximately $49,200,000 to the decrease in gross premiums written, and to a decrease in property proportional business. Partially offsetting these decreases was an increase in property catastrophe excess business. The decline in ceded premiums written is attributable to the non-renewal of the Property Quota Share Agreement. The decrease in net premiums earned in 2007 as compared with 2006 was primarily due the shift of business from proportional contracts to excess-of-loss contracts.
     Net losses and LAE and the resulting net loss and LAE ratios for the three months ended March 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase
Net losses and LAE	$62,627	59,828	$2,799
Net loss and LAE ratios	52.3%	45.5%	6.8 points
     The increase in net losses and LAE and related ratios were primarily due to losses from European storm Kyrill in 2007 of approximately $24,500,000 as compared with no catastrophe losses in 2006, partially offset by the difference in net favorable loss development. Net favorable loss development was $8,195,000, representing 6.8% of net premiums earned in 2007 and net unfavorable loss development was $2,616,000, representing 2.0% of net premiums earned in 2006. Exclusive of Kyrill and net favorable loss development, the net loss and LAE ratio decreased by approximately five percentage points due to an increase in the proportion of catastrophe business which has a lower loss and LAE ratio than the remainder of the segment. The net loss and LAE ratios were also affected by other changes in the mix of business.
     Net acquisition expenses and resulting net acquisition expense ratios for the three months ended March 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$15,935	19,649	$(3,714)
Net acquisition expense ratios	13.3%	14.9%	(1.6) points

     The decrease in net acquisition expenses in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned. The decrease in the net acquisition expense ratio is primarily due to a decrease in property proportional business and an increase in property catastrophe business which has a lower acquisition expense ratio than property proportional business. The net acquisition expense ratios were also impacted by changes in the mix of business.
     Other underwriting expenses for the three months ended March 31, 2007 and 2006 were the same at $10,028,000.
     Casualty
     The Casualty operating segment principally includes reinsurance contracts that cover umbrella liability, general and product liability, professional liability, workers’ compensation, casualty clash, automobile liability, surety, trade credit political risk and accident and health. This operating segment represents 50.9% and 62.2% of our net premiums written for the three months ended March 31, 2007 and 2006, respectively.
     Gross, ceded and net premiums written and earned for the three months ended March 31, 2007 and 2006 were as follows ($ in thousands):

			Increase
	2007	2006	(decrease)
Gross premiums written	$152,206	182,332	$(30,126)
Ceded premiums written	23	(18)	41

Net premiums written	152,183	182,350	(30,167)

Gross premiums earned	154,029	173,651	(19,622)
Ceded premiums earned	10	(17)	27

Net premiums earned	$154,019	173,668	$(19,649)

     The decrease in net premiums written in 2007 as compared with 2006 was primarily due to decreases in business underwritten in 2006 across most North American casualty classes reflecting fewer opportunities that met our underwriting standards. The different methods of estimating net premiums written between Platinum UK and Platinum Bermuda also contributed approximately $8,777,000 to the decrease in net premiums written. Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.
     Net losses and LAE and the resulting net loss and LAE ratios for the three months ended March 31, 2007 and 2006 were as follows ($ in thousands):

			Increase
	2007	2006	(decrease)
Net losses and LAE	$112,382	116,565	$(4,183)
Net loss and LAE ratios	73.0%	67.1%	5.9 points
     The decrease in net losses and LAE in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned, partially offset by an increase in the net loss and LAE ratio. The increase in the net loss and LAE ratio in 2007 as compared with 2006 was due to higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy. Net losses and LAE include net favorable loss development of approximately $1,397,000, representing 0.9% of net premiums earned in 2007 and approximately $902,000 of net favorable loss development, representing 0.5% of net premiums earned in 2006. The net loss and LAE ratio in 2007 was also affected by the changes in the mix of business within the segment toward contracts with higher loss and LAE ratios and lower acquisition expense ratios.
     Net acquisition expenses and resulting net acquisition expense ratios for the three months ended March 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$32,035	41,354	$(9,319)
Net acquisition expense ratios	20.8%	23.8%	(3.0) points
     The decrease in net acquisition expenses in 2007 as compared with 2006 is due primarily to changes in the mix of business within the segment toward contracts with higher loss and LAE ratios and lower acquisition expense ratios. The net acquisition expense ratio was also favorably affected by reductions in adjustable commissions related to prior years’ loss development. Decreases in commissions related to prior years’ loss development were $2,190,000 in 2007, representing 1.4% of net premiums earned, as compared with $1,434,000 in 2006, representing 0.8% of net premiums earned.
     Other underwriting expenses for the three months ended March 31, 2007 and 2006 were comparable at $6,717,000 and $6,335,000 respectively.
     Finite Risk
     The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products. In exchange for contractual features that limit our downside risk, reinsurance contracts that we classify as finite risk provide the potential for significant profit commission to the ceding company. The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products. The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract. The three main categories of our finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss. Due to the often significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and loss adjustment expense ratio and net acquisition expense ratio. The ongoing industry-wide investigations by legal and regulatory authorities into potential misuse of finite products have curtailed demand for finite risk products in 2007 and 2006. This operating segment represents 3.0% and (18.5%) of our net premiums written for the three months ended March 31, 2007 and 2006, respectively.
     Gross, ceded and net premiums written and earned for the three months ended March 31, 2007 and 2006 were as follows ($ in thousands):

			Increase
	2007	2006	(decrease)
Gross premiums written	$7,138	(54,196)	$61,334
Ceded premiums written	(1,942)	140	(2,082)

Net premiums written	9,080	(54,336)	63,416

Gross premiums earned	9,177	40,582	(31,405)
Ceded premiums earned	(1,942)	1,493	(3,435)

Net premiums earned	$11,119	39,089	$(27,970)

     The increase in net premiums written in 2007 as compared with 2006 was primarily attributable to the termination of a significant finite casualty proportional contract effective January 1, 2006 on a cut-off basis, which resulted in the return of $56,589,000 of previously written but unearned premium. The decrease in net premiums earned reflects the reduction in our finite business in 2006.
     Net losses and LAE, net acquisition expenses and the resulting net loss and LAE and acquisition ratios for the three months ended March 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net losses and LAE	$6,904	30,381	$(23,477)
Net loss and LAE ratios	62.1%	77.7%	(15.6) points
Net acquisition expenses	$150	8,236	$(8,086)
Net acquisition expense ratios	1.3%	21.1%	(19.8) points
Net losses, LAE and acquisition expenses	$7,054	38,617	$(31,563)
Net loss, LAE and acquisition expense ratios	63.4%	98.8%	(35.4) points
     The decrease in net losses, LAE and acquisition expenses in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned. The decrease in the net loss, LAE and acquisition expense ratio was primarily due to the difference in net favorable development from prior years. Net favorable development was $2,688,000 in 2007, representing 24.2% of net premiums earned, as compared with net unfavorable development of approximately $2,186,000 in 2006, representing 5.6% of net premiums earned. Also contributing to the decrease in the net loss, LAE and acquisition ratio in 2007 was the termination of a significant finite casualty proportional contracts that had a higher combined ratio than the remainder of the Finite Risk portfolio.
     Other underwriting expenses for the three months ended March 31, 2007 and 2006 were comparable at $1,034,000 and $925,000, respectively.
Financial Condition, Liquidity and Capital Resources
     Financial Condition
     Cash and cash equivalents and investments as of March 31, 2007 and December 31, 2006 were as follows ($ in thousands):

	March 31,	December 31,	Increase
	2007	2006	(decrease)
Cash and cash equivalents	$803,652	851,652	$(48,000)
Fixed maturity securities	3,552,313	3,334,645	217,668
Preferred stocks	10,839	10,772	67
Short-term investments	8,299	27,123	(18,824)
Other invested asset	—	4,745	(4,745)

Total	$4,375,103	4,228,937	$146,166

     The net increase in total cash and cash equivalents and investments was due to positive net cash flows from operations in the three months ended March 31, 2007. Our available-for-sale and trading portfolios are composed primarily of diversified, high quality, predominantly publicly traded fixed maturity securities. Our investment portfolio, excluding cash and cash equivalents, had a weighted average duration of 2.6 years as of March 31, 2007. We maintain and periodically update our overall duration target for the portfolio and routinely monitor the composition of, and cash flows from, the portfolio to maintain liquidity necessary to meet our obligations.
     Certain assets and liabilities associated with underwriting include significant estimates. Reinsurance premiums receivable, deferred acquisition costs, unpaid losses and LAE, unearned premiums and commissions payable all represent or include significant estimates. Reinsurance premiums receivable as of March 31, 2007 of $364,173,000 include $318,937,000 that is based upon estimates. Reinsurance premiums receivable as of December 31, 2006 of $377,183,000 include $315,243,000 that is based upon estimates. The decrease in reinsurance premiums receivable as of March 31, 2007 as compared with December 31, 2006 is due to the decrease in premiums written. An allowance for uncollectible reinsurance premiums is considered for possible non-payment of such amounts due, as deemed necessary. As of March 31, 2007, based on our historical experience, the general profile of our ceding companies and our ability, in most cases, to contractually offset reinsurance premiums receivable with losses and LAE or other amounts payable to the same parties, we did not establish an allowance for uncollectible reinsurance premiums receivable.
     Gross unpaid losses and LAE as of March 31, 2007 of $2,411,319,000 include $1,686,290,000 of estimates of claims that are incurred but not reported (“IBNR”). Gross unpaid losses and LAE as of December 31, 2006 of $2,368,482 includes $1,648,635 of IBNR. Gross losses paid related to hurricane losses of 2005 during the three months ended March 31, 2007 were approximately $44,823,000.
     Commissions payable as of March 31, 2007 of $134,749,000 include $118,353,000 that is based on premium estimates. Commissions payable as of December 31, 2006 of $140,835,000 include $124,906,000 that is based upon premium estimates. The decrease in commissions payable as of March 31, 2007 as compared with December 31, 2006 is due to the decrease in premiums written and is consistent with the decrease in reinsurance premiums receivable.
     Sources of Liquidity
     Our consolidated sources of funds consist primarily of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, issuance of securities and actual cash and cash equivalents held by us. Net cash flows provided by operations, excluding trading security activities, for the three months ended March 31, 2007 were $117,316,000.
     Platinum Holdings is a holding company that conducts no reinsurance operations of its own. All of its reinsurance operations are conducted through its wholly owned operating subsidiaries: Platinum Bermuda and Platinum US. As a holding company, the cash flows of Platinum Holdings consist primarily of interest, dividends and other permissible payments from its subsidiaries and issuances of securities. Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the payment of dividends to its preferred and common shareholders.
     In addition to the net cash flows generated from operations, the Company has an effective universal shelf registration statement whereby we may issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of the above, including debt securities of Platinum Finance, unconditionally guaranteed by Platinum Holdings. This shelf registration statement had approximately $440,000,000 of remaining capacity as of March 31, 2007. The Company also has a five year, $400,000,000 credit facility with a syndicate of lenders available for revolving borrowings and letters of credit. The credit facility is generally available for our working capital, liquidity and general corporate requirements and those of our subsidiaries. As of March 31, 2007 this facility had $324,784,000 that was unused.

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
     Platinum Bermuda and Platinum UK are not licensed, approved or accredited as reinsurers anywhere in the United States and, therefore, under the terms of most of their contracts with United States ceding companies, they are required to provide collateral to their ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld. Platinum Bermuda and Platinum UK provide letters of credit through commercial banks and may be required to provide the banks with a security interest in certain investments of Platinum Bermuda and Platinum UK. Platinum Bermuda may provide letters of credit through the credit facility described above.
     In 2002, we entered into several agreements with The Travelers Companies, Inc., formerly The St. Paul Companies, Inc. (“St. Paul”), for the transfer of continuing reinsurance business and certain related assets of St. Paul. Among these agreements are quota share retrocession agreements effective November 2, 2002 under which we assumed from St. Paul unearned premiums, unpaid losses and LAE and certain other liabilities on reinsurance contracts becoming effective in 2002 (the “Quota Share Retrocession Agreements”). Platinum US is obligated to collateralize the liabilities assumed from St. Paul under the Quota Share Retrocession Agreements. In addition, Platinum Bermuda and Platinum US have reinsurance and other contracts that also require them to provide collateral to ceding companies should certain events occur, such as a decline in the rating by A.M. Best Company, Inc. (“A.M. Best”) below specified levels or a decline in statutory equity below specified amounts, or the attainment of specified levels of assumed liabilities from certain ceding companies. Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.
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
     Capital Resources
     Platinum Holdings, Platinum Bermuda, Platinum US and Platinum UK do not have any material commitments for capital expenditures as of March 31, 2007.
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

Current Outlook
     From January through April of 2007 approximately 65% of our business was up for renewal. We were able to modestly grow our net portfolio of business as terms and conditions improved in some lines of business and deteriorated in others.
     For the Property and Marine segment, during 2007 we achieved average rate increases of over 20% on our U.S. property catastrophe excess renewal business while rates on our non-U.S. property catastrophe excess renewal business were approximately equal to expiring. In addition, we have achieved average rate increases of approximately 6% on our marine renewal business. Per risk excess rates were approximately equal to expiring in both our U.S. and non-U.S. renewal business.
     During the first quarter of 2007 we wrote approximately 12% more U.S. catastrophe excess-of-loss premium than we did during the same period in 2006. We elected not to renew the collateralized Property Quota Share Agreement. As a consequence of reducing our use of retrocession and writing a larger gross portfolio of catastrophe excess-of-loss business in 2007, our net retained risk and potential profit has increased for 2007. For 2007 we plan to deploy capacity such that up to approximately 22.5% of our total capital could be exposed to an event with a probability of 1 in 250 years.
     The lack of significant catastrophe activity in 2006 contributed to excellent financial results, stronger balance sheets and increased capacity for many reinsurers. In January 2007, there were a number of government initiatives in Florida designed to decrease insurance rates in the state. Of most significance to reinsurers was the large increase in the capacity of the Florida Hurricane Catastrophe Fund (“FHCF”), a state-run reinsurer. We believe the increase in capacity of the FHCF and non-governmental reinsurers will cause downward pressure on windstorm catastrophe rates for the remainder of the 2007, particularly for Florida residential exposures. We believe that most other classes within the Property and Marine segment will also experience some rate deterioration for the remainder of 2007.
     For the Casualty segment, although we believe that the market generally offers adequate returns, pricing has been softening. Ceding companies are willing to increase retentions and reinsurers are competing for participation on the best contracts. During 2007 rate changes by class of business have ranged from an increase of approximately 6% to a decrease of approximately 10%. The overall average was a decrease of approximately 2%, against a background of upward trending loss costs. As a result, we believe the business underwritten in 2007 will have a lower level of expected profitability as compared with the business underwritten in 2006.
     During the first quarter of 2007 we wrote approximately 17% less casualty business than we did during the same period in 2006. We expect market conditions will continue to weaken through the remainder of 2007 and that fewer casualty opportunities will be attractive. We believe that financial security remains a significant concern for buyers of long-tailed reinsurance protection who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record. We believe that our rating, capitalization and reputation as a lead casualty reinsurer position us well to write profitable business as opportunities arise.
     In the Finite Risk segment, we believe that the ongoing investigations by the SEC, the office of the Attorney General for the State of New York, the U.S. Attorney for the Southern District of New York as well as various non-U.S. regulatory authorities continues to reduce demand for limited risk transfer products. We believe we can deploy our human and financial capital more profitably in other lines of business. As a result, we are devoting fewer underwriting and pricing resources to this segment than in prior years. We expect the relatively low level of demand will continue during 2007. We expect to continue de-emphasizing this segment and instead focus our efforts on our Property and Marine and Casualty segments.
     In 2006 we expanded the operations of Platinum Bermuda in order to make it our principal reinsurer of our global catastrophe and financial lines reinsurance portfolios. As part of this plan, we began to renew business previously written by Platinum UK in Platinum Bermuda. We also renewed certain property catastrophe contracts of Platinum US in Platinum Bermuda. After successfully renewing substantially all of the reinsurance business written by Platinum UK in Platinum Bermuda, we ceased underwriting reinsurance in Platinum UK in 2007.
Critical Accounting Estimates
     It is important to understand our accounting estimates in order to understand our financial position and results of operations. We consider certain of these estimates to be critical to the presentation of the financial results since they require management to make estimates and valuation assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Certain of the estimates and assumptions result from judgments that are necessarily subjective and consequently actual results may materially differ from these estimates. Our critical accounting estimates include premiums written and earned, unpaid losses and LAE, valuation of investments and evaluation of risk transfer. For a detailed discussion of the Company’s critical accounting estimates please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the application of the Company’s critical accounting estimates subsequent to December 31, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market and Credit Risk
     Our principal invested assets are fixed maturity securities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower’s ability to meet its debt service obligations. Our strategy to limit this risk is to place our investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or asset class. We also select investments with characteristics such as duration, yield, currency and liquidity to reflect, in the aggregate, the underlying characteristics of our unpaid losses and LAE. We attempt to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating for our portfolio of A2 as defined by Moody’s Investor Service (“Moody’s”). As of March 31, 2007, the portfolio, excluding cash, cash equivalents and short-term investments, had a dollar weighted average credit rating of Aa1 as defined by Moody’s.
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
Interest Rate Risk
     We are exposed to fluctuations in interest rates. Movements in rates can result in changes in the market value of our fixed maturity portfolio and can cause changes in the actual timing of receipt of principal payments of certain securities. Rising interest rates result in a decrease in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to extension risk. Conversely, a decrease in interest rates will result in an increase in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk. An aggregate hypothetical impact on our fixed maturity portfolio, generated from an immediate parallel shift in the treasury yield curve, as of March 31, 2007 is as follows ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp
Total market value	$3,640,775	3,597,665	3,552,313	3,504,496	$3,454,322
Percent change in market value	2.5%	1.3%	—	(1.3%)	(2.8%)
Resulting unrealized appreciation / (depreciation)	$45,368	2,258	(43,094)	(90,911)	$(141,085)
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
Sources of Fair Value
     The following table presents the carrying amounts and estimated fair values of our financial instruments as of March 31, 2007 ($ in thousands):

	Carrying
	Amount	Fair Value
Financial assets:
Fixed maturity securities	$3,552,313	$3,552,313
Preferred stocks	10,839	10,839
Short-term investments	8,299	8,299

Financial liabilities:
Debt obligations	$292,840	$305,490

     The fair value of fixed maturity securities, preferred stocks and short-term investments are based on quoted market prices at the reporting date for those or similar investments.
Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     No changes occurred during the quarter ended March 31, 2007 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The foregoing factors, which are discussed in more detail in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, should not be construed as exhaustive. Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.
PART II – OTHER INFORMATION
Item 6. EXHIBITS

Exhibit
Number	Description

10.1	Addendum No. 1 to the Excess of Loss Retrocession Agreement by and between Platinum Underwriters Bermuda, Ltd. and Platinum Underwriters Reinsurance, Inc. dated as of April 1, 2006

10.2	First Amendment and Waiver to Amended and Restated Credit Agreement

31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph F. Fisher, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd

Date: April 27, 2007	/s/ Michael D. Price

By: Michael D. Price
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2007	/s/ Joseph F. Fisher

By: Joseph F. Fisher
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 27, 2007	/s/ James A. Krantz

By: James A. Krantz
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)