Form 10-Q
period 2007-06-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2007-08-03
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐ No ☒

As of July 12, 2007, there were outstanding 60,172,313 common shares, par value $0.01 per share, of the registrant.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	June 30, 2007	December 31, 2006
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,427,964 and $3,276,970, respectively)	$3,354,590	$3,226,354
Fixed maturity trading securities at fair value (amortized cost – $126,090 and $110,845, respectively)	120,903	108,291
Preferred stocks (cost – $11,246 and $11,246, respectively)	10,180	10,772
Other invested asset	–	4,745
Short-term investments	4,849	27,123
Total investments	3,490,522	3,377,285
Cash and cash equivalents	922,475	851,652
Accrued investment income	35,714	32,682
Reinsurance premiums receivable	336,865	377,183
Reinsurance recoverable on ceded losses and loss adjustment expenses	35,657	57,956
Prepaid reinsurance premiums	8,220	9,680
Funds held by ceding companies	227,507	238,499
Deferred acquisition costs	83,078	82,610
Income tax recoverable	–	7,515
Deferred tax assets	47,171	38,577
Other assets	11,373	19,928
Total assets	$5,198,582	$5,093,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,393,672	$2,368,482
Unearned premiums	354,918	349,792
Reinsurance deposit liabilities	5,567	4,009
Debt obligations	292,840	292,840
Ceded premiums payable	7,065	17,597
Commissions payable	118,805	140,835
Deferred tax liabilities	–	4,234
Other liabilities	34,689	57,717
Total liabilities	3,207,556	3,235,506

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 60,077,313 and 59,671,959 shares issued and outstanding, respectively	601	597
Additional paid-in capital	1,553,813	1,545,979
Accumulated other comprehensive loss	(67,830)	(44,289)
Retained earnings	504,385	355,717
Total shareholders' equity	1,991,026	1,858,061

Total liabilities and shareholders' equity	$5,198,582	$5,093,567

See accompanying Notes to the Condensed consolidated financial statements.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006
($ in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:
Net premiums earned	$295,918	337,065	580,766	$681,366
Net investment income	54,684	45,348	106,383	88,863
Net realized gains (losses) on investments	(1,639)	14	(1,657)	79
Other expense	(2,206)	(2,324)	(2,986)	(3,641)
Total revenue	346,757	380,103	682,506	766,667

Expenses:
Net losses and loss adjustment expenses	164,431	187,464	346,344	394,238
Net acquisition expenses	56,827	76,052	104,947	145,291
Operating expenses	26,108	23,392	49,314	46,380
Net foreign currency exchange gains	(1,416)	(414)	(1,458)	(689)
Interest expense	5,456	5,450	10,911	10,900
Total expenses	251,406	291,944	510,058	596,120

Income before income tax expense	95,351	88,159	172,448	170,547
Income tax expense	4,701	6,411	8,965	11,763
Net income	90,650	81,748	163,483	158,784
Preferred dividends	2,602	2,602	5,204	5,178
Net income attributable to common shareholders	$$88,048	79,146	158,279	$153,606

Earnings per share:
Basic earnings per share	$1.47	1.34	2.64	$2.60
Diluted earnings per share	$1.34	1.24	2.42	$2.40

Comprehensive income:
Net income	$90,650	81,748	163,483	$158,784
Other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	(32,294)	(24,580)	(22,865)	(59,895)
Cumulative translation adjustments	(632)	171	(676)	175
Comprehensive income	$57,724	57,339	139,942	$99,064

Shareholder dividends:
Preferred dividends declared	$2,602	2,602	5,204	$4,614
Preferred dividends declared per share	0.45	0.45	0.91	0.80
Common dividends declared	4,827	4,754	9,611	9,487
Common dividends declared per share	$0.08	0.08	0.16	$0.16

See accompanying Notes to the Condensed consolidated financial statements.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2007 and 2006
($ in thousands)

	2007	2006

Preferred shares:
Balances at beginning and end of periods	$57	$57

Common shares:
Balances at beginning of period	597	590
Exercise of share options	7	4
Issuance of restricted shares	–	1
Purchase of common shares	(3)	–
Balances at end of period	601	595

Additional paid-in-capital:
Balances at beginning of period	1,545,979	1,527,316
Exercise of common share options	16,804	10,486
Share based compensation	3,233	3,692
Purchase of common shares	(12,572)	–
Tax benefit of share options	369	–
Transfer of unearned common share grant compensation	–	(2,467)
Balances at end of period	1,553,813	1,539,027

Unearned common share grant compensation:
Balances at beginning of period	–	(2,467)
Transfer of unearned common share grant compensation	–	2,467
Balances at end of period	–	–

Accumulated other comprehensive loss:
Balances at beginning of period	(44,289)	(40,718)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	(22,865)	(59,895)
Net change in cumulative translation adjustments	(676)	175
Balances at end of period	(67,830)	(100,438)

Retained earnings:
Balances at beginning of period	355,717	55,471
Net income	163,483	158,784
Preferred share dividends	(5,204)	(5,178)
Common share dividends	(9,611)	(9,487)
Balances at end of period	504,385	199,590
Total shareholders’ equity	$1,991,026	$1,638,831

See accompanying Notes to the Condensed consolidated financial statements.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2007 and 2006
($ in thousands)

	2007	2006

Operating Activities:
Net income	$163,483	$158,784
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	6,284	7,801
Net realized (gains) losses on investments	1,657	(79)
Net foreign currency exchange gains	(1,458)	(689)
Share based compensation	3,233	3,692
Deferred income tax expense	(12,050)	5,051
Trading securities activities	(4,709)	(9,603)
Changes in assets and liabilities:
Increase in accrued investment income	(3,032)	(3,259)
Decrease in reinsurance premiums receivable	42,096	165,703
Decrease in funds held by ceding companies	10,992	41,552
(Increase) decrease in deferred acquisition costs	(468)	32,268
Increase in net unpaid losses and loss adjustment expenses	42,904	10,898
Increase (decrease) in net unearned premiums	6,586	(73,621)
Increase in reinsurance deposit liabilities	1,558	121
Increase (decrease) in ceded premiums payable	(10,532)	18,603
Decrease in commissions payable	(22,030)	(44,831)
Net changes in other assets and liabilities	(10,743)	15,131
Other net	(305)	9,583
Net cash provided by operating activities	213,466	337,105

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	15,887	190,248
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	605,260	93,933
Acquisition of available-for-sale fixed maturity securities	(780,459)	(663,027)
Proceeds from sale of other invested asset	4,745	–
Net change in short-term investments	22,506	(64,565)
Net cash used in investing activities	(132,061)	(443,411)

Financing Activities:
Dividends paid to preferred shareholders	(5,204)	(4,614)
Dividends paid to common shareholders	(9,611)	(9,487)
Proceeds from exercise of share options	16,809	10,491
Purchase of common shares	(12,576)	–
Net cash used in financing activities	(10,582)	(3,610)
Net increase (decrease) in cash and cash equivalents	70,823	(109,916)
Cash and cash equivalents at beginning of period	851,652	820,746
Cash and cash equivalents at end of period	$922,475	$710,830

Supplemental disclosures of cash flow information:
Income taxes paid (recovered)	$11,566	$(3,366)
Interest paid	$10,740	$10,740

See accompanying Notes to the Condensed consolidated financial statements.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2007 and 2006

1.	Basis of Presentation

Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda holding company organized in 2002.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.  Platinum Holdings and its subsidiaries (collectively, the "Company") operate through two licensed reinsurance subsidiaries:  Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda") and Platinum Underwriters Reinsurance, Inc. ("Platinum US").  Through December 31, 2006 we also underwrote business in Platinum Re (UK) Limited ("Platinum UK"), our other licensed reinsurance subsidiary.  In 2007 Platinum UK ceased underwriting reinsurance business.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of Platinum Holdings and its consolidated subsidiaries, including Platinum Bermuda, Platinum US, Platinum UK, Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings ("Platinum Regency"), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  The terms "we", "us", and "our" also refer to Platinum Holdings and its consolidated subsidiaries, unless the context otherwise indicates.  All material inter-company transactions have been eliminated in preparing these condensed consolidated financial statements.  The condensed consolidated financial statements included in this report as of and for the three and six months ended June 30, 2007 and 2006 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Recently Effective Accounting Standards

In February 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Instruments, an Amendment of FASB Statements No. 133 and 140" ("SFAS 155").  SFAS 155 requires that investments in securitized financial instruments, such as mortgage-backed and asset-backed securities, be evaluated to identify whether they are freestanding investments or hybrid financial instruments containing an embedded derivative that requires bifurcation.  Subsequent to the issuance of SFAS 155, the FASB issued additional guidance in the form of Implementation Issue B40.  Implementation Issue B40 provides a narrow scope exception for certain securitized interests in prepayable financial assets, subject to certain criteria.  Securitized financial instruments with the potential for prepayment are evaluated under SFAS 155 and related guidance, possibly resulting in the bifurcation of an embedded derivative.  The embedded derivative is recorded at fair value, with unrealized gains and losses included in other income (expense) and the related deferred income tax included in income tax expense.  SFAS 155 and related guidance is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring for the Company after December 31, 2006.  The Company does not have any securities with embedded derivatives that require bifurcation under SFAS 155.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The adoption of FIN 48 did not have any effect on our results of operations or financial condition.  We did not have any unrecognized tax benefits as of January 1, 2007 or June 30, 2007.

Reclassifications

Certain reclassifications have been made to the 2006 financial statements in order to conform to the 2007 presentation.

2.	Investments

Investments classified as available-for-sale are carried at fair value as of the balance sheet date.  Net change in unrealized investment gains and losses on available-for-sale securities, net of deferred taxes, for the six months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006

Available-for-sale securities	$(23,350)	$(66,675)
Less - deferred taxes	485	6,780
Net change in unrealized investment gains and losses	$(22,865)	$(59,895)

Gross unrealized gains and losses on available-for-sale securities as of June 30, 2007 were $580,000 and $75,020,000, respectively.

The unrealized losses on securities classified as available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2007, were as follows ($ in thousands):

	Fair Value	Unrealized Loss
Less than twelve months:
U.S. Government	$57,266	$647
Corporate bonds	811,156	8,291
Mortgage-backed and asset-backed securities	593,010	12,846
Municipal bonds	33,598	410
Foreign governments and states	16,196	189
Total	1,511,226	22,383

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

	Fair Value	Unrealized Loss
Twelve months or more:
U.S. Government	$95,425	$2,378
Corporate bonds	770,225	22,165
Mortgage-backed and asset-backed securities	600,721	23,315
Municipal bonds	172,916	3,129
Foreign governments and states	22,624	584
Preferred stocks	10,180	1,066
Total	1,672,091	52,637

Total of securities with unrealized losses:
U.S. Government	152,691	3,025
Corporate bonds	1,581,381	30,456
Mortgage-backed and asset-backed securities	1,193,731	36,161
Municipal bonds	206,514	3,539
Foreign governments and states	38,820	773
Preferred stocks	10,180	1,066
Total	$3,183,317	$75,020

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or were the result of "other-than-temporary impairments."  The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors.  These factors include but are not limited to:  the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, and our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss, which is based, in part, on current and anticipated future positive net cash flows from operations that generate sufficient liquidity in order to meet our obligations.  If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security and record a realized loss in the statement of operations.

As of June 30, 2007, there were a total of 625 issues in an unrealized loss position in our investment portfolio, with the single largest unrealized loss being $1,646,000.  Corporate, mortgage-backed and asset-backed securities represent our largest categories within our available-for-sale portfolio and consequently accounted for the greatest amount of our overall unrealized loss as of June 30, 2007.  Investment holdings within our corporate portfolio were diversified across approximately 30 industry sectors, ranging from aerospace to telecommunications, and within each sector across many individual issuers and issues.  As of June 30, 2007 there were 278 corporate issues in an unrealized loss position, with the single largest unrealized loss being $898,000.  Investment holdings within the mortgage-backed and asset-backed portfolio were diversified across a number of sub-categories.  As of June 30, 2007 there were 266 issues within the mortgage-backed and asset-backed portfolio in an unrealized loss position, with the single largest unrealized loss being $1,646,000.  Overall, our unrealized loss position as of June 30, 2007 was primarily the result of interest rate increases that impacted all investment categories.  We do not consider any of our available-for-sale investments to be other than temporarily impaired as of June 30, 2007.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

As of December 31, 2006, other invested asset represented an investment in Inter-Ocean Holdings Ltd., a privately held reinsurance company.  During the first quarter of 2007 we sold this investment at its carrying value, resulting in no gain or loss.

3.	Earnings Per Share

Following is a calculation of the basic and diluted earnings per common share for the three and six months ended June 30, 2007 and 2006 ($ in thousands, except per share data):

	Net Income	Weighted Average Common Shares Outstanding	Earnings Per Common Share

Three Months Ended June 30, 2007:
Basic earnings per share:
Net income attributable to common shareholders	$88,048	60,061	$$1.47
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,710
Conversion of preferred shares	–	5,086
Preferred share dividends	2,602	–
Adjusted net income for diluted earnings per share	$90,650	67,857	$$1.34

Three Months Ended June 30, 2006:

Basic earnings per share:
Net income attributable to common shareholders	$79,146	59,224	$1.34
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	751
Conversion of preferred shares	–	5,750
Preferred share dividends	2,602	–
Adjusted net income for diluted earnings per share	$81,748	65,725	$1.24

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

	Net Income	Weighted Average Common Shares Outstanding	Earnings Per Common Share
Six Months Ended June 30, 2007:
Basic earnings per share:
Net income attributable to common shareholders	$158,279	59,891	2.64
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,372
Conversion of preferred shares	–	5,315
Preferred share dividends	5,204	–
Adjusted net income for diluted earnings per share	$163,483	67,578	2.42

Six Months Ended June 30, 2006:

Basic earnings per share:
Net income attributable to common shareholders	$153,606	59,161	2.60
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	1,312
Conversion of preferred shares	–	5,750
Preferred share dividends	5,178
Adjusted net income for diluted earnings per share	$158,784	66,223	2.40
4.	Operating Segment Information

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets.  This operating segment includes property reinsurance, crop reinsurance and marine and aviation reinsurance.  The Property and Marine operating segment includes reinsurance contracts that are either catastrophe excess-of-loss, per-risk excess-of-loss or proportional contracts.  The Casualty operating segment includes principally reinsurance contracts that cover umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health.  The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our downside risk, reinsurance contracts that we classify as finite risk provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products.  The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses.  Total underwriting income is reconciled to income before income tax expense.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the operating segments together with a reconciliation of total underwriting income to income before income tax expense for the three and six months ended June 30, 2007 and 2006 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

Three months ended June 30, 2007:
Net premiums written	$119,226	162,548	5,949	$287,723

Net premiums earned	125,136	163,845	6,937	295,918
Net losses and LAE	43,242	117,993	3,196	164,431
Net acquisition expenses	16,264	40,061	502	56,827
Other underwriting expenses	10,582	6,442	593	17,617
Segment underwriting income (loss)	$55,048	(651)	2,646	57,043

Net investment income				54,684
Net realized losses on investments				(1,639)
Net foreign currency exchange gains				1,416
Other expense				(2,206)
Corporate expenses not allocated to segments				(8,491)
Interest expense				(5,456)
Income before income tax expense				$95,351
Ratios:
Net loss and LAE	34.6%	72.0%	46.1%	55.6%
Net acquisition expense	13.0%	24.5%	7.2%	19.2%
Other underwriting expense	8.5%	3.9%	8.5%	6.0%
Combined	56.1%	100.4%	61.8%	80.8%

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

	Property and Marine	Casualty	Finite Risk	Total
Three months ended June 30, 2006:
Net premiums written	$85,624	199,298	24,840	$309,762

Net premiums earned	113,092	185,073	38,900	337,065
Net losses and LAE	27,867	127,824	31,773	187,464
Net acquisition expenses	21,239	45,168	9,645	76,052
Other underwriting expenses	9,006	7,688	1,019	17,713
Segment underwriting income (loss)	$54,980	4,393	(3,537)	55,836
Net investment income				45,348
Net realized gains on investments				14
Net foreign currency exchange gains				414
Other expense				(2,324)
Corporate expenses not allocated to segments				(5,679)
Interest expense				(5,450)
Income before income tax expense				$88,159
Ratios:
Net loss and LAE	24.6%	69.1%	81.7%	55.6%
Acquisition expense	18.8%	24.4%	24.8%	22.6%
Other underwriting expense	8.0%	4.2%	2.6%	5.3%
Combined	51.4%	97.7%	109.1%	83.5%

Six Months Ended June 30, 2007:
Net premiums written	$256,880	314,731	15,029	$586,640
Net premiums earned	244,846	317,864	18,056	580,766
Net losses and LAE	105,869	230,375	10,100	346,344
Net acquisition expenses	32,199	72,096	652	104,947
Other underwriting expenses	20,610	13,159	1,627	35,396
Segment underwriting income	$86,168	2,234	5,677	94,079
Net investment income				106,383
Net realized losses on investments				(1,657)
Net foreign currency exchange gains				1,458
Other expense				(2,986)
Corporate expenses not allocated to segments				(13,918)
Interest expense				(10,911)
Income before income tax expense				$172,448
Ratios:
Net loss and LAE	43.2%	72.5%	55.9%	59.6%
Net acquisition expense	13.2%	22.7%	3.6%	18.1%
Other underwriting expense	8.4%	4.1%	9.0%	6.1%
Combined	64.8%	99.3%	68.5%	83.8%

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

	Property and Marine	Casualty	Finite Risk	Total
Six Months Ended June 30, 2006:
Net premiums written	$250,888	381,648	(29,496)	$603,040
Net premiums earned	244,636	358,741	77,989	681,366
Net losses and LAE	87,695	244,389	62,154	394,238
Net acquisition expenses	40,888	86,522	17,881	145,291
Other underwriting expenses	19,034	14,023	1,944	35,001
Segment underwriting income (loss)	$97,019	13,807	(3,990)	106,836
Net investment income				88,863
Net realized gains on investments				79
Net foreign currency exchange gains				689
Other expense				(3,641)
Corporate expenses not allocated to segments				(11,379)
Interest expense				(10,900)
Income before income tax expense				$170,547
Ratios:
Net loss and LAE	35.8%	68.1%	79.7%	57.9%
Net acquisition expense	16.7%	24.1%	22.9%	21.3%
Other underwriting expense	7.8%	3.9%	2.5%	5.1%
Combined	60.3%	96.1%	105.1%	84.3%

5.	Income Taxes

We provide for income tax expense based upon income reported in the condensed consolidated financial statements and the provisions of currently enacted tax laws.  Platinum Holdings and Platinum Bermuda are incorporated in Bermuda.  Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016.  We also have subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof.  The income tax returns of our U.S. based subsidiaries that remain open to examination are for calendar years 2003 and forward.

A reconciliation of expected income tax expense, computed by applying a 35% income tax rate to income before income taxes, to actual income tax expense for the six months ended June 30, 2007 and 2006 was as follows ($ in thousands):

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

	2007	2006

Expected income tax expense at 35%	$60,357	$59,691
Effect of foreign income subject to tax at rates other than 35%	(53,158)	(46,813)
Tax exempt investment income	(1,015)	(1,139)
Other, net	2,781	24
Income tax expense	$8,965	$11,763
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

The tables below present condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 ($ in thousands):

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

Condensed Consolidating Balance Sheet June 30, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Total investments	$–	9,816	3,480,706	–	$3,490,522
Investment in subsidiaries	1,899,224	484,808	426,813	(2,810,845)	–
Cash and cash equivalents	88,605	41,127	792,743	–	922,475
Reinsurance assets	–	–	691,327	–	691,327
Other assets	8,916	5,605	79,737	–	94,258
Total assets	$1,996,745	541,356	5,471,326	(2,810,845)	$5,198,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,880,027	–	$2,880,027
Debt obligations	–	292,840	–	–	292,840
Other liabilities	5,719	2,041	26,929	–	34,689
Total liabilities	5,719	294,881	2,906,956	–	3,207,556

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	601	–	6,250	(6,250)	601
Additional paid-in capital	1,553,813	192,573	2,052,207	(2,244,780)	1,553,813
Accumulated other comprehensive loss	(67,830)	(12,023)	(79,580)	91,603	(67,830)
Retained earnings	504,385	65,925	585,493	(651,418)	504,385
Total shareholders' equity	1,991,026	246,475	2,564,370	(2,810,845)	1,991,026
Total liabilities and shareholders’ equity	$1,996,745	541,356	5,471,326	(2,810,845)	$5,198,582

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

Condensed Consolidating Balance Sheet December 31, 2006	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Total investments	$–	11,342	3,365,943	–	$3,377,285
Investment in subsidiaries	1,749,762	475,194	402,098	(2,627,054)	–
Cash and cash equivalents	106,039	39,294	706,319	–	851,652
Reinsurance assets	–	–	765,928	–	765,928
Income tax recoverable	–	(1,418)	8,933	–	7,515
Other assets	9,296	3,792	78,099	–	91,187
Total assets	$1,865,097	528,204	5,327,320	(2,627,054)	$5,093,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,880,715	–	$2,880,715
Debt obligations	–	292,840	–	–	292,840
Other liabilities	7,036	2,024	52,891	–	61,951
Total liabilities	7,036	294,864	2,933,606	–	3,235,506

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	597	–	6,250	(6,250)	597
Additional paid-in capital	1,545,979	192,203	2,051,468	(2,243,671)	1,545,979
Accumulated other comprehensive loss	(44,289)	(9,071)	(55,012)	64,083	(44,289)
Retained earnings	355,717	50,208	391,008	(441,216)	355,717
Total shareholders' equity	1,858,061	233,340	2,393,714	(2,627,054)	1,858,061
Total liabilities and shareholders’ equity	$1,865,097	528,204	5,327,320	(2,627,054)	$5,093,567

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

Consolidating Statement of Operations For the Three Months Ended June 30, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	295,918	–	$295,918
Net investment income	1,297	601	52,786	–	54,684
Net realized losses on investments	–	–	(1,639)	–	(1,639)
Other income (expense), net	2,025	–	(4,231)	–	(2,206)
Total revenue	3,322	601	342,834	–	346,757
Expenses:
Net losses and loss adjustment expenses	–	–	164,431	–	164,431
Net acquisition expenses	–	–	56,827	–	56,827
Operating expenses	8,348	90	17,670	–	26,108
Net foreign currency exchange gains	–	–	(1,416)	–	(1,416)
Interest expense	–	5,456	–	–	5,456
Total expenses	8,348	5,546	237,512	–	251,406
Income (loss) before income tax expense (benefit)	(5,026)	(4,945)	105,322	–	95,351

Income tax expense (benefit)	–	(1,224)	5,925	–	4,701

Income (loss) before equity in earnings of subsidiaries	(5,026)	(3,721)	99,397	–	90,650
Equity in earnings of subsidiaries	95,676	12,509	15,925	(124,110)	–
Net income	90,650	8,788	115,322	(124,110)	90,650

Preferred dividends	2,602	–	–	–	2,602
Net income attributable to common shareholders	$88,048	8,788	115,322	(124,110)	$88,048

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

Consolidating Statement of Operations For the Six Months Ended June 30, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	580,766	–	$580,766
Net investment income	2,655	1,239	102,489	–	106,383
Net realized losses on investments	–	–	(1,657)	–	(1,657)
Other income (expense), net	1,855	–	(4,841)	–	(2,986)
Total revenue	4,510	1,239	676,757	–	682,506
Expenses:
Net losses and loss adjustment expenses	–	–	346,344	–	346,344
Net acquisition expenses	–	–	104,947	–	104,947
Operating expenses	13,659	186	35,469	–	49,314
Net foreign currency exchange gains	–	–	(1,458)	–	(1,458)
Interest expense	–	10,911	–	–	10,911
Total expenses	13,659	11,097	485,302	–	510,058
Income (loss) before income tax expense (benefit)	(9,149)	(9,858)	191,455	–	172,448
Income tax expense (benefit)	–	(3,406)	12,371	–	8,965
Income (loss) before equity in earnings of subsidiaries	(9,149)	(6,452)	179,084	–	163,483
Equity in earnings of subsidiaries	172,632	22,164	25,406	(220,202)	–
Net income	163,483	15,712	204,490	(220,202)	163,483
Preferred dividends	5,204	–	–	–	5,204
Net income attributable to common shareholders	$158,279	15,712	204,490	(220,202)	$158,279

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

Consolidating Statement of Operations For the Three Months Ended June 30, 2006	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	337,065	–	$337,065
Net investment income	1,472	227	43,649	–	45,348
Net realized gains on investments	–	–	14	–	14
Other expense, net	–	–	(2,324)	–	(2,324)
Total revenue	1,472	227	378,404	–	380,103
Expenses:
Net losses and loss adjustment expenses	–	–	187,464	–	187,464
Net acquisition expenses	–	–	76,052	–	76,052
Operating expenses	5,551	108	17,733	–	23,392
Net foreign currency exchange gains	–	–	(414)	–	(414)
Interest expense	–	5,450	–	–	5,450
Total expenses	5,551	5,558	280,835	–	291,944
Income (loss) before income tax expense (benefit)	(4,079)	(5,331)	97,569	–	88,159
Income tax expense (benefit)	–	(1,866)	8,277	–	6,411
Income (loss) before equity in earnings of subsidiaries	(4,079)	(3,465)	89,292	–	81,748
Equity in earnings of subsidiaries	85,827	22,765	12,226	(120,818)	–
Net income	81,748	19,300	101,518	(120,818)	81,748
Preferred dividends	2,602	–	–	–	2,602
Net income attributable to common shareholders	$79,146	19,300	101,518	(120,818)	$79,146

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

Consolidating Statement of Operations For the Six Months Ended June 30, 2006	Platinum Holdings	Platinum Finance	Non guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	681,366	–	$681,366
Net investment income	2,906	447	85,510	–	88,863
Net realized gains on investments	–	–	79	–	79
Other income (expense), net	1,100	–	(4,741)	–	(3,641)
Total revenue	4,006	447	762,214	–	766,667
Expenses:
Net losses and loss adjustment expenses	–	–	394,238	–	394,238
Net acquisition expenses	–	–	145,291	–	145,291
Operating expenses	10,872	366	35,142	–	46,380
Net foreign currency exchange gains	–	–	(689)	–	(689)
Interest expense	–	10,900	–	–	10,900
Total expenses	10,872	11,266	573,982	–	596,120
Income (loss) before income tax expense (benefit)	(6,866)	(10,819)	188,232	–	170,547
Income tax expense (benefit)	–	(3,786)	15,549	–	11,763
Income (loss) before equity in earnings of subsidiaries	(6,866)	(7,033)	172,683	–	158,784
Equity in earnings of subsidiaries	165,650	33,227	23,064	(221,941)	–
Net income	158,784	26,194	195,747	(221,941)	158,784
Preferred dividends	5,178	–	–	–	5,178
Net income attributable to common shareholders	$153,606	26,194	195,747	(221,941)	$153,606

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2007	Platinum Holdings	Platinum Finance	Non guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(6,853)	(9,642)	229,961	–	$213,466
Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	–	–	15,887	–	15,887
Proceeds from maturity or paydown of available-for-sale fixed maturities	–	1,475	603,785	–	605,260
Acquisition of available-for-sale fixed maturities	–	–	(780,459)	–	(780,459)
Proceeds from sale of other invested asset	–	–	4,745	–	4,745
Increase in short-term investments	–	–	22,506	–	22,506
Dividends from subsidiaries	–	10,000	–	(10,000)	–
Net cash provided by (used in) investing activities	–	11,475	(133,536)	(10,000)	(132,061)
Financing Activities:
Dividends paid to preferred shareholders	(5,204)	–	–	–	(5,204)
Dividends paid to common shareholders	(9,611)	–	(10,000)	10,000	(9,611)
Proceeds from exercise of share options	16,809	–	–	–	16,809
Purchase of common shares	(12,576)	–	–	–	(12,576)
Net cash used in financing activities	(10,582)	–	(10,000)	10,000	(10,582)
Net increase (decrease) in cash and cash equivalents	(17,435)	1,833	86,425	(10,000)	70,823
Cash and cash equivalents at beginning of period	106,039	39,294	706,319	–	851,652
Cash and cash equivalents at end of period	$88,604	41,127	792,744	(10,000)	$922,475

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2007 and 2006

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2006	Platinum Holdings	Platinum Finance	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(4,744)	(3,060)	344,909	–	$337,105
Investing Activities:
Proceeds from sale of available-for-sale fixed maturities	–	–	190,248	–	190,248
Proceeds from maturity or paydown of available-for-sale fixed maturities	–	726	93,207	–	93,933
Acquisition of available-for-sale fixed maturities	–	(498)	(662,529)	–	(663,027)
Increase in short-term investments	–	-	(64,565)	–	(64,565)
Contributions to subsidiaries	–	(300)	300	–	–
Net cash used in investing activities	–	(72)	(443,339)	–	(443,411)
Financing Activities:
Dividends paid to common shareholders	(4,614)	–	–	–	(4,614)
Dividends paid to preferred shareholders	(9,487)	–	–	–	(9,487)
Proceeds from exercise of share options	10,491	–	–	–	10,491
Net cash used in financing activities	(3,610)	–	–	–	(3,610)
Net increase (decrease) in cash and cash equivalents	(8,354)	(3,132)	(98,430)	–	(109,916)
Cash and cash equivalents at beginning of period	129,962	5,010	685,774	–	820,746
Cash and cash equivalents at end of period	$121,608	1,878	587,344	–	$710,830

7.	Cessation of Underwriting in the United Kingdom

During 2006 we expanded the scale and scope of Platinum Bermuda to become the principal carrier for our global catastrophe and financial lines reinsurance portfolios and in 2007 we ceased underwriting reinsurance in Platinum UK.  Platinum UK filed a Scheme of Operations with the U.K. Financial Services Authority in 2007 which outlined actions for Platinum UK to become a non-underwriting operation and to return a significant portion of its capital to Platinum Holdings.  These actions include a 100% loss portfolio transfer of Platinum UK’s reinsurance business to Platinum Bermuda and a plan for the administration of inforce contracts and related claims.  During the three months ended June 30, 2007 we executed agreements to effect the loss portfolio transfer as well as to return a significant portion of the capital of Platinum UK to Platinum Holdings through Platinum Regency.

8.	Company Share Repurchase

On August 4, 2004, the board of directors of the Company approved a program to repurchase up to $50,000,000 of its common shares.  During the three months ended June 30, 2007, the Company purchased 363,803 of its common shares in the open market at an aggregate purchase price of $12,576,000 and a weighted average purchase price of $34.57 per share.  The common shares purchased by the Company were canceled.  On July 26, 2007 the board of directors of the Company approved an increase to the existing program by approximately $222,561,000 to a result in authority as of July 26, 2007 to repurchase up to a total of $250,000,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Business Overview

Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda holding company organized in 2002.  Platinum Holdings and its subsidiaries (collectively, the "Company") operate through two licensed reinsurance subsidiaries:  Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda") and Platinum Underwriters Reinsurance, Inc. ("Platinum US").  The terms "we", "us", and "our" also refer to Platinum Holdings and its consolidated subsidiaries, unless the context otherwise indicates.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.   Through December 31, 2006 we also underwrote business in Platinum Re (UK) Ltd. ("Platinum UK").  In 2007 Platinum UK ceased underwriting reinsurance business.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

We write property and casualty reinsurance.  Property reinsurance protects a ceding company against financial loss arising out of damage to the insured’s property or loss of its use caused by an insured peril.  Property insurance covers damage principally to buildings and their contents and may be in the form of catastrophe coverage or per-risk coverage.  Catastrophe reinsurance coverage protects a ceding company against losses arising out of multiple claims for a single event, while per-risk reinsurance coverage protects a ceding company against loss arising out of a single claim for a single risk or policy.  We also write marine reinsurance which protects a ceding company against financial loss arising out of damage to ships and cargo.  Casualty reinsurance protects a ceding company against financial loss arising out of the insured’s obligation to others for loss or damage to their persons or property.  Examples of casualty coverages are umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health.  Casualty reinsurance may also be in the form of catastrophe and per-risk contracts.

The property and casualty reinsurance industry is highly competitive.  We compete with reinsurers worldwide, many of which have greater financial, marketing and management resources than we do.  Our competitors vary by type of business.  Large multi-national and multi-line reinsurers represent some of our competitors in all lines and classes, while specialty reinsurance companies in the United States compete in selective lines.  Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization.  Bermuda-based reinsurers tend to be significant competitors on property catastrophe business.  Lloyd’s of London syndicates are our significant competitors on marine business.  For casualty and other international classes of business, the large U.S. and European reinsurers are our significant competitors.

The reinsurance industry historically has been cyclical, characterized by periods of price competition due to excessive underwriting capacity as well as periods of favorable pricing due to shortages of underwriting capacity.  Cyclical trends in the industry and the industry's profitability can also be significantly affected by volatile developments, including natural and other catastrophes, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and terrorist attacks, the frequency and severity of which are inherently difficult to predict.  Property and casualty reinsurance rates often rise in the aftermath of significant catastrophe losses.  To the extent that actual claim liabilities are higher than anticipated, the industry's capacity to write new business diminishes.  The industry is also affected by changes in the propensity of courts to expand insurance coverage and grant large liability awards, as well as fluctuations in interest rates, inflation and other changes in the economic environment that affect market prices of investments.

Results of Operations

Three Months Ended June 30, 2007 as Compared with the Three Months Ended June 30, 2006

Net income for the three months ended June 30, 2007 and 2006 was as follows ($ in thousands):

	2007	2006	Increase
Net income	$90,650	81,748	$8,902

The increase in net income is primarily due to an increase in net investment income of $9,336,000.  Underwriting income consists of net premiums earned less net losses and loss adjustment expenses ("LAE"), net acquisition expenses and operating costs related to underwriting operations.  Underwriting income in 2007 was adversely impacted by $6,100,000 from European storm Kyrill and $7,000,000 from floods in the United Kingdom.  Net favorable development, which includes the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions, contributed to underwriting income in 2007 and 2006.  Net favorable development was $22,193,000 and $13,343,000 in 2007 and 2006, respectively.

Gross, ceded and net premiums written and earned for the three months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Gross premiums written	$294,462	330,045	$(35,583)
Ceded premiums written	6,739	20,283	(13,544)
Net premiums written	287,723	309,762	(22,039)
Gross premiums earned	301,159	359,675	(58,516)
Ceded premiums earned	5,241	22,610	(17,369)
Net premiums earned	$295,918	337,065	$(41,147)

The decrease in gross premiums written in 2007 as compared with 2006 was attributable to declines in premiums written in the Casualty and Finite Risk segments, partially offset by an increase in the Property and Marine segment.  The decline in casualty gross premiums written was primarily in the excess umbrella class, where fewer opportunities met our underwriting standards.  The decrease in finite risk gross premiums written was the result of fewer opportunities in the finite business.  The increase in property and marine gross premiums written resulted primarily from an increase in property excess catastrophe business.  Gross premiums written were also impacted by different methods of estimating premiums written between Platinum UK and Platinum Bermuda.  Platinum UK estimated that the ultimate premium related to its reinsurance contracts were written at contract inception.  Platinum Bermuda and Platinum US estimate premiums written on the basis that the policies underlying their reinsurance contracts incept at later periods throughout the term of the reinsurance contract.  Consequently, the estimates of premiums written for reinsurance contracts written by Platinum UK in 2006 were higher at inception and for the first calendar quarter than for reinsurance contracts written by Platinum Bermuda and Platinum US.  In 2007, Platinum UK ceased underwriting business and all business written by the Company is now written through Platinum Bermuda and Platinum US.  This difference in timing for estimates of premiums written resulted in an increase in gross and net premiums written of approximately $15,076,000 and $13,364,000, respectively, in 2007 as compared with 2006.  The basis for recording net premiums earned was consistent for all subsidiaries and, therefore, this difference had no impact on net premiums earned, underwriting income or net income.  The decrease in ceded written premiums, which resulted in an increase in net premiums written, was attributable to the non-renewal in 2007 of the quota share retrocession agreement effective January 1, 2006 (the "Property Quota Share Agreement") under which Platinum US and Platinum UK ceded 30% of their new and renewal property catastrophe business effective on or after January 1, 2006 to a non-affiliated reinsurer.

Net investment income for the three months ended June 30, 2007 and 2006 was $54,684,000 and $45,348,000, respectively.  Net investment income increased in 2007 as compared with 2006 due to increased invested assets as well as a slight increase in yields on invested assets.  The increase in invested assets was attributable to positive net cash flows from operations in the twelve months since June 30, 2006.  Net investment income includes interest earned on funds held of $1,685,000 and $1,917,000 in 2007 and 2006, respectively.  Net realized gains (losses) on investments were ($1,639,000) and $14,000 for the three months ended June 30, 2007 and 2006, respectively.  Net realized gains and losses on investments primarily result from our efforts to manage credit quality, duration and sector allocation of the investment portfolio as well as to balance our foreign currency denominated invested assets with our foreign currency denominated liabilities.  Also in 2007, Platinum UK sold securities in order to execute transactions in connection with its Scheme of Operations.  See Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Other expense for the three months ended June 30, 2007 and 2006 was $2,206,000 and $2,324,000, respectively.  Other expense for the three months ended June 30, 2007 includes $2,048,000 of net unrealized losses relating to changes in fair value of fixed maturities classified as trading and $113,000 of net expense on reinsurance contracts accounted for as deposits.  Other expense for the three months ended June 30, 2006 includes $1,565,000 of net unrealized losses relating to fixed maturities classified as trading and $759,000 of net expense on reinsurance contracts accounted for as deposits.

Net losses and LAE and the resulting net loss and LAE ratios for the three months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net losses and LAE	$164,431	187,464	$(23,033)
Net loss and LAE ratios	55.6%	55.6%	–

The decrease in net losses and LAE was primarily due to the decrease in net premiums earned.  While the net loss and LAE ratio is the same in 2007 and 2006, there are offsetting impacts of net loss development and catastrophe losses.  Net losses and LAE in 2007 includes $14,700,000 of losses from current year major catastrophes as compared with no losses from major catastrophes in 2006.  Net favorable loss development was $24,615,000 in 2007, representing 8.3% of net premiums earned, and $16,290,000 in 2006, representing 4.8% of net premiums earned.  The net loss and LAE ratios were also affected by changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the three months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$56,827	76,052	$(19,225)
Net acquisition expense ratios	19.2%	22.6%	(3.4) points

The decrease in net acquisition expenses in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned.  The decrease in the net acquisition expense ratio was the result of changes in the mix of business, primarily in the Property and Marine segment.  In 2007 we wrote more property catastrophe excess business with relatively lower net acquisition expense ratios and less property proportional contracts with relatively higher net acquisition expense ratios.

Operating expenses for the three months ended June 30, 2007 and 2006 were $26,108,000 and $23,392,000 respectively.  Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings and its non-operating intermediate holding company subsidiaries.  The increase in 2007 was due to increased compensation and related expenses, higher legal and professional costs and increased fees relating to the Services and Capacity Reservation Agreement dated November 1, 2002 with RenaissanceRe Holdings Ltd. (the "RenRe Agreement").  Fees related to the RenRe Agreement increased as a result of increased property catastrophe premiums.

Net foreign currency exchange gains for the three months ended June 30, 2007 and 2006 were $1,416,000 and $414,000, respectively.  We routinely transact business in various foreign currencies.  Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in foreign currencies.  We periodically monitor our largest foreign currency exposures and purchase or sell foreign currency denominated invested assets to match these exposures.  Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.

Interest expense was $5,456,000 and $5,450,000, respectively, for the three months ended June 30, 2007 and 2006.  The amounts are substantially the same as the debt outstanding and related interest rates for the three months ended June 30, 2007 and 2006 were unchanged.

Income tax expense and the effective income tax rates for the three months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Income tax expense	$4,701	6,411	$(1,710)
Effective income tax rates	4.9%	7.3%	(2.4) points

The decrease in income tax expense is due to the decrease in the effective income tax rate in 2007 as compared with 2006.  The decrease in the effective income tax rate was a greater portion of income before income tax expense was generated by Platinum Holdings and Platinum Bermuda in 2007, which are not subject to corporate income tax.  The effective tax rate in any given year is based on income before income tax expense of our subsidiaries that operate in various jurisdictions each of which has its own corporate income tax rate.

Six Months Ended June 30, 2007 as Compared with the Six Months Ended June 30, 2006

Net income for the six months ended June 30, 2007 and 2006 was as follows ($ in thousands):

	2007	2006	Increase
Net income	$163,483	158,784	$4,699

The increase in net income was primarily due to an increase in net investment income of $17,520,000, partially offset by a decline in underwriting income of $12,757,000.  The decline in underwriting income in 2007 as compared with 2006 was primarily due to the estimated net adverse impact of $26,100,000 from European storm Kyrill and $7,000,000 from floods in the United Kingdom in 2007.  Net favorable development contributed to underwriting income in both 2007 and 2006.  Net favorable development was $36,088,000 and $12,098,000 in 2007 and 2006, respectively.  Net income in 2007 was also favorably affected by a decrease in income tax expense of $2,798,000.

Gross, ceded and net premiums written and earned for the six months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Gross premiums written	$597,597	665,172	$(67,575)
Ceded premiums written	10,957	62,132	(51,175)
Net premiums written	586,640	603,040	(16,400)
Gross premiums earned	593,182	722,886	(129,704)
Ceded premiums earned	12,416	41,520	(29,104)
Net premiums earned	$580,766	681,366	$(100,600)

The decrease in gross premiums written in 2007 as compared with 2006 was primarily attributable to the different methods of estimating net premiums written between Platinum UK and Platinum Bermuda, which contributed approximately $43,623,000 to the decrease.  The decrease was also attributable to decreases in gross premiums written in the Casualty segment, reflecting fewer opportunities that met our underwriting standards, and decreases in business underwritten in the Finite Risk segment, reflecting fewer opportunities in finite business.  Also affecting the comparison of gross premiums of 2007 to 2006 is a reduction of gross premiums written in 2006 of $56,589,000 relating to the termination of a finite risk contract.  The decrease in ceded written premiums, which resulted in an increase in net premiums written, was attributable to the non-renewal in 2007 of the 2006 Property Quota Share Agreement.  The decrease in net premiums earned is due to decreases in current and prior year’s written premiums.

Net investment income for the six months ended June 30, 2007 and 2006 was $106,383,000 and $88,863,000, respectively.  Net investment income increased in 2007 as compared with 2006 due to increased invested assets as well as a slight increase in yields on invested assets.  The increase in invested assets was attributable to positive net cash flows from operations in the twelve months since June 30, 2006.  Net investment income includes interest earned on funds held of $3,390,000 and $4,270,000 in 2007 and 2006, respectively.  Net realized gains (losses) on investments were ($1,657,000) and $79,000 for the six months ended June 30, 2007 and 2006, respectively.  Net realized gains and losses on investments primarily result from our efforts to manage credit quality, duration and sector allocation of the investment portfolio as well as to balance our foreign currency denominated invested assets with our foreign currency denominated liabilities.  Also in 2007, Platinum UK sold securities in order to execute transactions in connection with its Scheme of Operations.  See Note 7 of the Notes to the Condensed Consolidated Financial Statements.

Other expense for the six months ended June 30, 2007 and 2006 was $2,986,000 and $3,641,000, respectively.  Other expense for the six months ended June 30, 2007 includes $2,713,000 of net unrealized losses relating to changes in fair value of fixed maturities classified as trading and $228,000 of net expense on reinsurance contracts accounted for as deposits.  Other expense for the six months ended June 30, 2006 includes $3,238,000 of net unrealized losses relating to fixed maturities classified as trading and $403,000 of net expense relating to reinsurance contracts accounted for as deposits.

Net losses and LAE and the resulting net loss and LAE ratios for the six months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Net losses and LAE	$346,344	394,238	$(47,894)
Net loss and LAE ratios	59.6%	57.9%	1.7 points

The decrease in net losses and LAE was primarily due to the decrease in net premiums earned, partially offset by losses of $31,200,000 from European storm Kyrill and $8,000,000 from floods in the United Kingdom in 2007.  The increase in the net loss and LAE ratio was primarily due to the net losses from Kyrill and the floods in the United Kingdom, as compared with no major catastrophe losses in 2006.  Net losses and LAE and the resulting net loss and LAE ratios were also impacted by net favorable loss development of $37,192,000, representing 6.4% of net premiums earned in 2007, and $11,931,000, representing 1.8% of net premiums earned in 2006.  The net loss and LAE ratios were also affected by changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the six months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$104,947	145,291	$(40,344)
Net acquisition expense ratios	18.1%	21.3%	(3.2) points

The decrease in net acquisition expenses in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned.  The decrease in the net acquisition expense ratio in 2007 as compared with 2006 was primarily due to a decrease in assumed proportional business with relatively higher acquisition expense ratios and an increase in catastrophe excess business with a relatively lower acquisition expense ratio.

Operating expenses for the six months ended June 30, 2007 and 2006 were $49,314,000 and $46,380,000, respectively.  Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings and its non-operating intermediate holding company subsidiaries.  The increase in 2007 was due to increased compensation and related expenses, higher legal and professional costs and increased fees relating to the RenRe Agreement as a result of increased property catastrophe premiums.

Net foreign currency exchange gains for the six months ended June 30, 2007 and 2006 were $1,458,000 and $689,000, respectively.  We routinely transact business in various foreign currencies.  Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in foreign currencies.  We periodically monitor our largest foreign currency exposures and purchase or sell foreign currency denominated invested assets to match these exposures.  Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.

Interest expense was $10,911,000 and $10,900,000, respectively for the six months ended June 30, 2007 and 2006.  The amounts are substantially the same as the debt outstanding and related interest rates for the six months ended June 30, 2007 and 2006 were unchanged.

Income tax expense and the effective income tax rates for the six months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Income tax expense	$8,965	11,763	$(2,798)
Effective income tax rates	5.2%	6.9%	(1.7) points

The decrease in income tax expense is due to the decrease in the effective income tax rate in 2007 as compared with 2006.  The decrease in the effective income tax rate was a greater portion of income before income tax expense was generated by Platinum Holdings and Platinum Bermuda in 2007, which are not subject to corporate income tax.  The effective tax rate in any given year is based on income before income tax expense of our subsidiaries that operate in various jurisdictions each of which has its own corporate income tax rate.

Segment Information

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwryiting income and underwriting ratios to evaluate segment performance.  We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses.  Total underwriting income is reconciled to income before income tax expense.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments for the three and six months ended June 30, 2007 and 2006 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total
Three months ended June 30, 2007:
Net premiums written	$119,226	162,548	5,949	$287,723
Net premiums earned	125,136	163,845	6,937	295,918
Net losses and LAE	43,242	117,993	3,196	164,431
Net acquisition expenses	16,264	40,061	502	56,827
Other underwriting expenses	10,582	6,442	593	17,617
Segment underwriting income (loss)	$55,048	(651)	2,646	57,043
Net investment income				54,684
Net realized losses on investments				(1,639)
Net foreign currency exchange gains				1,416
Other expense				(2,206)
Corporate expenses not allocated to segments				(8,491)
Interest expense				(5,456)
Income before income tax expense				$95,351

	Property and Marine	Casualty	Finite Risk	Total
Ratios:
Net loss and LAE	34.6%	72.0%	46.1%	55.6%
Net acquisition expense	13.0%	24.5%	7.2%	19.2%
Other underwriting expense	8.5%	3.9%	8.5%	6.0%
Combined	56.1%	100.4%	61.8%	80.8%

Three months ended June 30, 2006:
Net premiums written	$85,624	199,298	24,840	$309,762
Net premiums earned	113,092	185,073	38,900	337,065
Net losses and LAE	27,867	127,824	31,773	187,464
Net acquisition expenses	21,239	45,168	9,645	76,052
Other underwriting expenses	9,006	7,688	1,019	17,713

Segment underwriting income (loss)	$54,980	4,393	(3,537)	55,836
Net investment income				45,348
Net realized gains on investments				14
Net foreign currency exchange gains				414
Other expense				(2,324)
Corporate expenses not allocated to segments				(5,679)
Interest expense				(5,450)
Income before income tax expense				$88,159
Ratios:
Net loss and LAE	24.6%	69.1%	81.7%	55.6%
Acquisition expense	18.8%	24.4%	24.8%	22.6%
Other underwriting expense	8.0%	4.2%	2.6%	5.3%
Combined	51.4%	97.7%	109.1%	83.5%

Six Months Ended June 30, 2007:
Net premiums written	$256,880	314,731	15,029	$586,640
Net premiums earned	244,846	317,864	18,056	580,766
Net losses and LAE	105,869	230,375	10,100	346,344
Net acquisition expenses	32,199	72,096	652	104,947
Other underwriting expenses	20,610	13,159	1,627	35,396
Segment underwriting income	$86,168	2,234	5,677	94,079
Net investment income				106,383
Net realized losses on investments				(1,657)
Net foreign currency exchange gains				1,458
Other expense				(2,986)
Corporate expenses not allocated to segments				(13,918)
Interest expense				(10,911)
Income before income tax expense				$172,448

	Property and Marine	Casualty	Finite Risk	Total
Ratios:
Net loss and LAE	43.2%	72.5%	55.9%	59.6%
Net acquisition expense	13.2%	22.7%	3.6%	18.1%
Other underwriting expense	8.4%	4.1%	9.0%	6.1%
Combined	64.8%	99.3%	68.5%	83.8%

Six Months Ended June 30, 2006:
Net premiums written	$250,888	381,648	(29,496)	$603,040
Net premiums earned	244,636	358,741	77,989	681,366
Net losses and LAE	87,695	244,389	62,154	394,238
Net acquisition expenses	40,888	86,522	17,881	145,291
Other underwriting expenses	19,034	14,023	1,944	35,001
Segment underwriting income (loss)	$97,019	13,807	(3,990)	106,836
Net investment income				88,863
Net realized gains on investments				79
Net foreign currency exchange gains				689
Other expense				(3,641)
Corporate expenses not allocated to segments				(11,379)
Interest expense				(10,900)
Income before income tax expense				$170,547
Ratios:
Net loss and LAE	35.8%	68.1%	79.7%	57.9%
Net acquisition expense	16.7%	24.1%	22.9%	21.3%
Other underwriting expense	7.8%	3.9%	2.5%	5.1%
Combined	60.3%	96.1%	105.1%	84.3%

  Property and Marine

The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets.  This business includes property catastrophe excess-of-loss contracts, property per-risk excess-of-loss contracts and property proportional contracts.  This operating segment represented 41.4% and 27.7% of our net premiums written for the three months ended June 30, 2007 and 2006, respectively, and 43.8% and 41.6% of our net premiums written for the six months ended June 30, 2007 and 2006, respectively.

Three Months Ended June 30, 2007 as Compared with the Three Months Ended June 30, 2006

Gross, ceded and net premiums written and earned for the three months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Gross premiums written	$125,937	102,188	$23,749
Ceded premiums written	6,711	16,564	(9,853)
Net premiums written	119,226	85,624	33,602
Gross premiums earned	130,363	131,984	(1,621)
Ceded premiums earned	5,227	18,892	(13,665)
Net premiums earned	$125,136	113,092	$12,044

The increase in gross premiums written in 2007 as compared with 2006 was primarily in the catastrophe excess classes as well as marine business, partially offset by decreases in property proportional classes.  The increase is also due, in part, to different methods of estimating net premiums written between Platinum UK and Platinum Bermuda, which resulted in an increase in gross and net premiums written of approximately $9,684,000 and $7,972,000, respectively, in 2007 as compared with 2006.  Additionally, in 2006 an aviation proportional contract was not renewed and approximately $3,500,000 of unearned premiums was returned resulting in a reduction of net premiums written.  The decline in ceded premiums written is attributable to the non-renewal in 2007 of the Property Quota Share Agreement.  The increase in net premiums earned in 2007 as compared with 2006 was primarily due to the increase in net premiums written.

Net losses and LAE and the resulting net loss and LAE ratios for the three months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase
Net losses and LAE	$43,242	27,867	$15,375
Net loss and LAE ratios	34.6%	24.6%	10.0 points

The increases in net losses and LAE and related ratios were primarily due to losses of $6,700,000 from European storm Kyrill and losses of $8,000,000 from floods in the United Kingdom representing 9.3% of net premiums earned in 2007 as compared with no losses from major catastrophes in 2006.  Net favorable loss development was $18,756,000 in 2007, representing 15.0% of net premiums earned, and $20,008,000 in 2006, representing 17.7% of net premiums earned.  Exclusive of the catastrophe losses and net favorable loss development, the net loss and LAE ratio decreased by approximately 4.3% due to an increase in the proportion of catastrophe excess business, which has a lower expected loss and LAE ratio than the remainder of the segment.  The net loss and LAE ratios were also affected by other changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the three months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$16,264	29,695	$(13,431)
Net acquisition expense ratios	13.0%	21.1%	(8.1) points

The decreases in net acquisition expenses and the related net acquisition expense ratio in 2007 as compared with 2006 were primarily due to the continued decrease in property proportional business and an increase in property catastrophe business, which has a lower acquisition expense ratio than property proportional business.  The net acquisition expense ratios were also impacted by other changes in the mix of business.

Other underwriting expenses for the three months ended June 30, 2007 and 2006 were $10,582,000 and $9,006,000, respectively.  The increase in 2007 as compared with 2006 was due to increased compensation and professional costs as well as increased fees relating to the RenRe Agreement.  Other underwriting expenses for the three months ended June 30, 2007 and 2006 include fees of $2,172,000 and $1,164,000, respectively, relating to the RenRe Agreement, which increased as a result of increased property catastrophe premiums.

Six Months Ended June 30, 2007 as Compared with the Six Months Ended June 30, 2006

Gross, ceded and net premiums written and earned for the six months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Gross premiums written	$269,728	309,179	$(39,451)
Ceded premiums written	12,848	58,291	(45,443)
Net premiums written	256,880	250,888	5,992
Gross premiums earned	259,180	280,963	(21,783)
Ceded premiums earned	14,334	36,327	(21,993)
Net premiums earned	$244,846	244,636	$210

The decrease in gross premiums written in 2007 as compared with 2006 was primarily due to the different methods of estimating net premiums written between Platinum UK and Platinum Bermuda, which contributed approximately $39,519,000 to the decrease.  Gross premiums written increased in the property catastrophe excess classes, however, these increases were substantially offset by decreases in the property proportional classes.  The decline in ceded premiums written was attributable to the non-renewal in 2007 of the Property Quota Share Agreement.  Net premiums earned in 2007 remained comparable with 2006 and reflect premiums written in current and prior periods.

Net losses and LAE and the resulting net loss and LAE ratios for the six months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase
Net losses and LAE	$105,869	87,695	$18,174
Net loss and LAE ratios	43.2%	35.8%	7.4 points

The increase in net losses and LAE and related ratios were primarily due to losses of $31,200,000 from European storm Kyrill and $8,000,000 from floods in the United Kingdom in 2007 as compared with no losses from major catastrophes in 2006, partially offset by the difference in net favorable loss development.  Net favorable loss development was $26,951,000 in 2007, representing 11.0% of net premiums earned, as compared with $17,392,000 in 2006, representing 7.1% of net premiums earned.  Exclusive of losses related to Kyrill and the floods in the United Kingdom and net favorable loss development, the net loss and LAE ratio decreased by approximately 2.7% due primarily to an increase in the proportion of catastrophe excess business which has a lower loss and LAE ratio than the remainder of the segment.  The net loss and LAE ratios were also affected by other changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the six months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$32,199	40,888	$(8,689)
Net acquisition expense ratios	13.2%	16.7%	(3.5) points

The decreases in net acquisition expenses and the net acquisition expense ratio in 2007 as compared with 2006 were primarily due to a decrease in property proportional business and an increase in property catastrophe business, which has a lower acquisition expense ratio than property proportional business.  The net acquisition expense ratios were also impacted by changes in the mix of business.

Other underwriting expenses for the six months ended June 30, 2007 and 2006 were $20,610,000 and $19,034,000, respectively.  The increase in 2007 as compared with 2006 was due to increased compensation and professional costs as well as increased fees relating to the RenRe Agreement.  Other underwriting expenses for the six months ended June 30, 2007 and 2006 include fees of $5,052,000 and $4,839,000, respectively, relating to the RenRe Agreement.

Casualty

The Casualty operating segment principally includes reinsurance contracts that cover umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health.  This operating segment represented 56.5% and 64.3% of our net premiums written for the three months ended June 30, 2007 and 2006, respectively, and 53.6% and 63.3% of our net premiums written for the six months ended June 30, 2007 and 2006, respectively.

Three Months Ended June 30, 2007 as Compared with the Three Months Ended June 30, 2006

Gross, ceded and net premiums written and earned for the three months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Gross premiums written	$162,576	199,299	$(36,723)
Ceded premiums written	28	1	27
Net premiums written	162,548	199,298	(36,750)
Gross premiums earned	163,859	185,073	(21,214)
Ceded premiums earned	14	-	14
Net premiums earned	$163,845	185,073	$(21,228)

The decrease in net premiums written in 2007 as compared with 2006 was primarily due to decreases in business underwritten in 2006 and 2007 in North American casualty classes, with the most significant decrease in the umbrella class.  The decrease reflects fewer opportunities that met our underwriting standards.  Additionally, the impact of the different methods of estimating net premiums written between Platinum UK and Platinum Bermuda resulted in an increase of $5,392,000 of net premiums written in 2007 as compared with 2006.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE and the resulting net loss and LAE ratios for the three months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Net losses and LAE	$117,993	127,824	$(9,831)
Net loss and LAE ratios	72.0%	69.1%	2.9 points

The decrease in net losses and LAE in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned, partially offset by an increase in the net loss and LAE ratio.  The increase in the net loss and LAE ratio in 2007 as compared with 2006 was due to higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy.  Net losses and LAE included net favorable loss development of approximately $2,033,000 in 2007, representing 1.2% of net premiums earned, as compared with no significant net loss development in 2006.  The net loss and LAE ratio in 2007 was also affected by the changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the three months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Net acquisition expenses	$40,061	45,168	$(5,107)
Net acquisition expense ratios	24.5%	24.4%	0.1 points

The decrease in net acquisition expenses in 2007 as compared with 2006 was due to the decrease in net premiums earned.  The net acquisition expense ratios were comparable.

Other underwriting expenses for the three months ended June 30, 2007 and 2006 were $6,442,000 and $7,688,000, respectively.  The decrease in 2007 as compared with 2006 was due primarily to a lower percentage of underwriting expenses allocated to the Casualty segment and a higher percentage to the Property and Marine segment by Platinum Bermuda as a result of the shift of its business more towards property.

Six Months Ended June 30, 2007 as Compared with the Six Months Ended June 30, 2006

Gross, ceded and net premiums written and earned for the six months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Gross premiums written	$314,782	381,631	$(66,849)
Ceded premiums written	51	(17)	68
Net premiums written	314,731	381,648	(66,917)
Gross premiums earned	317,888	358,723	(40,835)
Ceded premiums earned	24	(18)	42
Net premiums earned	$317,864	358,741	$(40,877)

The decrease in net premiums written in 2007 as compared with 2006 was primarily due to decreases in business underwritten in 2006 and 2007 across most casualty classes, with the most significant decreases in the North American umbrella and first dollar general liability classes as well as international credit.  The decreases are the result of fewer opportunities that met our underwriting standards.  The different methods of estimating net premiums written between Platinum UK and Platinum Bermuda also contributed approximately $3,384,000 to the decrease in net premiums written.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE and the resulting net loss and LAE ratios for the six months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Net losses and LAE	$230,375	244,389	$(14,014)
Net loss and LAE ratios	72.5%	68.1%	4.4 points

The decrease in net losses and LAE in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned, partially offset by an increase in the net loss and LAE ratio.  The increase in the net loss and LAE ratio in 2007 as compared with 2006 was due to higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy.  Net losses and LAE included net favorable loss development of approximately $3,430,000 in 2007, representing 1.1% of net premiums earned, and approximately $894,000 in 2006, representing 0.2% of net premiums earned.  The net loss and LAE ratio in 2007 was also affected by the changes in the mix of business within the segment toward contracts with higher loss and LAE ratios and lower acquisition expense ratios.

Net acquisition expenses and resulting net acquisition expense ratios for the six months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$72,096	86,522	$(14,426)
Net acquisition expense ratios	22.7%	24.1%	(1.4) points

The decrease in net acquisition expenses in 2007 as compared with 2006 was due to the decrease in net premiums earned.  The decrease in the net acquisition expense ratio in 2007 as compared with 2006 is due to decreases in the North American umbrella and first dollar general liability classes as well as international credit, all of which have higher acquisition expense ratios than the remainder of the segment.

Other underwriting expenses for the six months ended June 30, 2007 and 2006 were $13,159,000 and $14,023,000, respectively.  The decrease in 2007 as compared with 2006 was due to the cessation of underwriting operations in Platinum UK as well as decreases in expenses allocated to the Casualty segment.

  Finite Risk

The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our downside risk, reinsurance contracts that we classify as finite risk provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products.  The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of our finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.  Due to the often significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and loss adjustment expense ratio and net acquisition expense ratio.  The ongoing industry-wide investigations by legal and regulatory authorities into potential misuse of finite products have curtailed demand for these products in 2007 and 2006.  This operating segment represented 2.1% and 8.0% of our net premiums written for the three months ended June 30, 2007 and 2006, respectively, and 2.6% and (4.9% ) of our net premiums written for the six months ended June 30, 2007 and 2006, respectively.

Three Months Ended June 30, 2007 as Compared with the Three Months Ended June 30, 2006

Gross, ceded and net premiums written and earned for the three months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Gross premiums written	$5,949	28,558	$(22,609)
Ceded premiums written	–	3,718	(3,718)
Net premiums written	5,949	24,840	(18,891)
Gross premiums earned	6,937	42,618	(35,681)
Ceded premiums earned	–	3,718	(3,718)
Net premiums earned	$6,937	38,900	$(31,963)

The Finite Risk segment consists of a small number of contracts that can be large in premium size and, consequently, overall premium volume may vary significantly from year to year.  The decrease in net premiums written and earned was primarily due to the expiration of three finite casualty contracts.

Net losses and LAE, net acquisition expenses and the resulting net loss and LAE and acquisition ratios for the three months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net losses and LAE	$3,196	31,773	$(28,577)
Net loss and LAE ratios	46.1%	81.7%	(35.6) points
Net acquisition expenses	$502	9,645	$(9,143)
Net acquisition expense ratios	7.2%	24.8%	(17.6) points
Net losses, LAE and acquisition expenses	$3,698	41,418	$(37,720)
Net loss, LAE and acquisition expense ratios	53.3%	106.5%	(53.2) points

The decrease in net losses, LAE and acquisition expenses in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned.  The decrease in the net loss, LAE and acquisition expense ratio was primarily due to the difference in net favorable development from prior years.  Net favorable development was $1,821,000 in2007, representing 26.3% of net premiums earned, as compared with net unfavorable development of approximately $3,844,000 in 2006, representing 9.9% of net premiums earned.  Also contributing to the decrease in the net loss, LAE and acquisition ratio in 2007 was the expiration of a significant finite casualty proportional contract that had a higher combined ratio than the remainder of the Finite Risk segment.

Other underwriting expenses for the three months ended June 30, 2007 and 2006 were $ 593,000 and $1,019,000, respectively.  The decrease in 2007 as compared with 2006 was due to a decline in activity in the Finite Risk segment.

Six Months Ended June 30, 2007 as Compared with the Six Months Ended June 30, 2006

Gross, ceded and net premiums written and earned for the six months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Gross premiums written	$13,087	(25,638)	$38,725
Ceded premiums written	(1,942)	3,858	(5,800)
Net premiums written	15,029	(29,496)	44,525
Gross premiums earned	16,114	83,200	(67,086)
Ceded premiums earned	(1,942)	5,211	(7,153)
Net premiums earned	$18,056	77,989	$(59,933)

The increase in net premiums written in 2007 as compared with 2006 was primarily attributable to the termination of a significant finite casualty proportional contract effective January 1, 2006 on a cut-off basis, which resulted in the return of $56,589,000 of previously written but unearned premium.  The decrease in net premiums earned reflects the reduction in our finite business in 2006 and 2007.

Net losses and LAE, net acquisition expenses and the resulting net loss and LAE and acquisition ratios for the six months ended June 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net losses and LAE	$10,100	62,154	$(52,054)
Net loss and LAE ratios	55.9%	79.7%	(23.8) points
Net acquisition expenses	$652	17,881	$(17,229)
Net acquisition expense ratios	3.6%	22.9%	(19.3) points
Net losses, LAE and acquisition expenses	$10,752	80,035	$(69,283)
Net loss, LAE and acquisition expense ratios	59.5%	102.6%	(43.1) points

The decrease in net losses, LAE and acquisition expenses in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned.  The decrease in the net loss, LAE and acquisition expense ratio was primarily due to the difference in net favorable development from prior years.  Net favorable development was $4,509,000 in 2007, representing 25.0% of net premiums earned, as compared with net unfavorable development of approximately $6,030,000 in 2006, representing 7.7% of net premiums earned.  Also contributing to the decrease in the net loss, LAE and acquisition ratio in 2007 was the expiration of a significant finite casualty proportional contract that had a higher combined ratio than the remainder of the Finite Risk segment.

Other underwriting expenses for the six months ended June 30, 2007 and 2006 were $1,627,000 and $1,944,000, respectively.  The decrease in 2007 as compared with 2006 is due to a decline in activity in the Finite Risk segment.

Financial Condition, Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents and investments as of June 30, 2007 and December 31, 2006 were as follows ($ in thousands):

	June 30, 2007	December 31, 2006	Increase (decrease)
Cash and cash equivalents	$922,475	851,652	$70,823
Fixed maturity securities	3,475,493	3,334,645	140,848
Preferred stocks	10,180	10,772	(592)
Short-term investments	4,849	27,123	(22,274)
Other invested asset	–	4,745	(4,745)
Total	$4,412,997	4,228,937	$184,060

The net increase in total cash and cash equivalents and investments was due to positive net cash flows from operations in the six months ended June 30, 2007.  Our available-for-sale and trading portfolios are composed primarily of diversified, high quality, predominantly publicly traded fixed maturity securities.  Our investment portfolio, excluding cash and cash equivalents, had a weighted average duration of 2.8 years as of June 30, 2007.  We maintain and periodically update our overall duration target for the portfolio and routinely monitor the composition of and cash flows from the portfolio to maintain the liquidity necessary to meet our obligations.

Certain assets and liabilities associated with underwriting include significant estimates.  Reinsurance premiums receivable, deferred acquisition costs, unpaid losses and LAE, unearned premiums and commissions payable all represent or include significant estimates.  Reinsurance premiums receivable as of June 30, 2007 of $336,865,000 included $253,201,000 that was based upon estimates.  Reinsurance premiums receivable as of December 31, 2006 of $377,183,000 included $315,243,000 that was based upon estimates.  The decrease in reinsurance premiums receivable as of June 30, 2007 as compared with December 31, 2006 was due to the decrease in premiums written.  An allowance for uncollectible reinsurance premiums is considered for possible non-payment of such amounts due, as deemed necessary.  As of June 30, 2007, based on our historical experience, the general profile of our ceding companies and our ability, in most cases, to contractually offset reinsurance premiums receivable with losses and LAE or other amounts payable to the same parties, we did not establish an allowance for uncollectible reinsurance premiums receivable.

Gross unpaid losses and LAE as of June 30, 2007 of $2,393,672,000 included $1,684,985,000 of estimates of claims that are incurred but not reported ("IBNR").  Gross unpaid losses and LAE as of December 31, 2006 of $2,368,482,000 included $1,648,635,000 of IBNR.  Gross losses paid related to hurricane losses of 2005 during the six months ended June 30, 2007 were approximately $90,040,000.

Commissions payable as of June 30, 2007 of $118,805,000 included $97,008,000 that was based upon premium estimates.  Commissions payable as of December 31, 2006 of $140,835,000 included $124,906,000 that was based upon premium estimates.  The decrease in commissions payable as of June 30, 2007 as compared with December 31, 2006 was due to the decrease in premiums written and is consistent with the decrease in reinsurance premiums receivable.

  Sources of Liquidity

Our consolidated sources of funds consist primarily of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, issuance of securities and actual cash and cash equivalents held by us.  Net cash flows provided by operations, excluding trading security activities, for the six months ended June 30, 2007 were $218,175,000.

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

In addition to the net cash flows generated from operations, the Company has an effective universal shelf registration statement whereby we may issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of the above, including debt securities of Platinum Finance unconditionally guaranteed by Platinum Holdings.  This shelf registration statement had approximately $440,000,000 of remaining capacity as of June 30, 2007.  The Company also has a five year, $400,000,000 credit facility with a syndicate of lenders available for revolving borrowings and letters of credit.  The credit facility is generally available for our working capital, liquidity, letters of credit and general corporate requirements and those of our subsidiaries.  As of June 30, 2007 this facility had $331,671,000 of capacity available to us.

  Liquidity Requirements

Our principal consolidated cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, dividends to our preferred and common shareholders, the servicing of debt, the acquisition of and investment in businesses, capital expenditures, purchase of retrocessional contracts and payment of taxes.

Platinum Bermuda is not licensed, approved or accredited as a reinsurer anywhere in the United States and, therefore, under the terms of most of its contracts with United States ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.  Platinum Bermuda provides letters of credit through commercial banks and may be required to provide the banks with a security interest in certain investments of Platinum Bermuda including the credit facility described above.

In 2002, we entered into several agreements with The Travelers Companies, Inc., formerly The St. Paul Companies, Inc. ("St. Paul"), for the transfer of continuing reinsurance business and certain related assets of St. Paul.  Among these agreements are quota share retrocession agreements effective November 2, 2002 under which we assumed from St. Paul unearned premiums, unpaid losses and LAE and certain other liabilities on reinsurance contracts becoming effective in 2002 (the "Quota Share Retrocession Agreements").  Platinum US is obligated to collateralize the liabilities assumed from St. Paul under the Quota Share Retrocession Agreements.  In addition, Platinum Bermuda and Platinum US have reinsurance and other contracts that also require them to provide collateral to ceding companies should certain events occur, such as a decline in the rating by A.M. Best Company, Inc. ("A.M. Best") below specified levels or a decline in statutory equity below specified amounts, or the attainment of specified levels of assumed liabilities from certain ceding companies.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.

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

  Capital Resources

The Company does not have any material commitments for capital expenditures as of June 30, 2007.

  Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements and, therefore, there is no effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources from these types of arrangements.

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

Current Outlook

From January through July of 2007 approximately 90% of our business was up for renewal.  The size of our net portfolio of business remained approximately the same as terms and conditions improved in some lines of business and deteriorated in others.

For the Property and Marine segment, during 2007 we achieved average rate increases of over 20% on our U.S. property catastrophe excess renewal business while rates on our non-U.S. property catastrophe excess renewal business were approximately equal to expiring.  In addition, we have achieved average rate increases of approximately 7% on our marine renewal business.  Per risk excess rates were approximately equal to expiring in both our U.S. and non-U.S. renewal business.

From January through July of 2007 we wrote approximately 24% more U.S. catastrophe excess-of-loss premium than we did during the same period in 2006.  We elected not to renew the collateralized Property Quota Share Agreement.  As a consequence of reducing our use of retrocession and writing a larger gross portfolio of catastrophe excess-of-loss business in 2007, our net retained risk and potential profit has increased for 2007.  For 2007 we plan to deploy capacity such that up to approximately 22.5% of our total capital could be exposed to an event with a probability of 1 in 250 years.

The lack of significant catastrophe activity in 2006 contributed to excellent financial results, stronger balance sheets and increased capacity for many reinsurers.  In January 2007, there were a number of government initiatives in Florida designed to decrease insurance rates in the state.  Of most significance to reinsurers was the large increase in the capacity of the Florida Hurricane Catastrophe Fund ("FHCF"), a state-run reinsurer.  While the increase in capacity of the FHCF and non-governmental reinsurers caused some downward pressure on windstorm catastrophe rates the effect was less than we anticipated.  We believe that most other classes within the Property and Marine segment will experience some rate deterioration for the remainder of 2007.

For the Casualty segment, although we believe that the market generally offers adequate returns, pricing has been softening.  Ceding companies are willing to increase retentions and reinsurers are competing for participation on the best contracts.  During 2007 rate changes by class of business have ranged from an increase of approximately 6% to a decrease of approximately 13%.  The overall average was a decrease of approximately 4%, against a background of upward trending loss costs.  As a result, we believe the business underwritten in 2007 will have a lower level of expected profitability as compared with the business underwritten in 2006.

From January through July of 2007 we wrote approximately 21% less casualty business than we did during the same period in 2006.  We expect market conditions will continue to weaken through the remainder of 2007 and that fewer casualty opportunities will be attractive.  We believe that financial security remains a significant concern for buyers of long-tailed reinsurance protection who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record.  We believe that our rating, capitalization and reputation as a lead casualty reinsurer position us well to write profitable business as opportunities arise.

In the Finite Risk segment, we believe that the ongoing investigations by the Securities and Exchange Commission (the “SEC”), the office of the Attorney General for the State of New York, the U.S. Attorney for the Southern District of New York as well as various non-U.S. regulatory authorities continues to reduce demand for limited risk transfer products.  We believe we can deploy our human and financial capital more profitably in other lines of business.  As a result, we are devoting fewer underwriting and pricing resources to this segment than in prior years.  We expect the relatively low level of demand will continue during 2007.  We expect to continue to focus our efforts on our Property and Marine and Casualty segments.

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

Market and Credit Risk

Our principal invested assets are fixed maturity securities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower's ability to meet its debt service obligations.  Our strategy to limit this risk is to place our investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or asset class.  We also select investments with characteristics such as duration, yield, currency and liquidity to reflect, in the aggregate, the underlying characteristics of our unpaid losses and LAE.  We attempt to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating for our portfolio of A2 as defined by Moody's Investor Service ("Moody’s").  As of June 30, 2007, the portfolio, excluding cash, cash equivalents and short-term investments, had a dollar weighted average credit rating of Aa1 as defined by Moody’s.

We have other receivable amounts subject to credit risk.  The most significant of these are reinsurance premiums receivable from ceding companies.  We also have reinsurance recoverable amounts from our retrocessionaires.  To mitigate credit risk related to premiums receivable, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing us to settle claims net of any premiums receivable.  To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them.  Retrocessional coverage is obtained from companies rated “A-” or better by A. M. Best Company, Inc. or from retrocessionaires whose obligations are fully collateralized.  The financial performance and rating status of all material retrocessionaires is routinely monitored.

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

Interest Rate Risk

We are exposed to fluctuations in interest rates.  Movements in rates can result in changes in the market value of our fixed maturity portfolio and can cause changes in the actual timing of receipt of principal payments of certain securities.  Rising interest rates result in a decrease in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to extension risk.  Conversely, a decrease in interest rates will result in an increase in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk.  An aggregate hypothetical impact on the market value of our fixed maturity portfolio, generated from an immediate parallel shift in the treasury yield curve, as of June 30, 2007 is as follows ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp
Total market value	$3,569,351	3,523,829	3,475,493	3,424,585	$3,372,400
Percent change in market value	2.7%	1.4%		(1.5%)	(3.0%)
Resulting unrealized appreciation / (depreciation)	$15,297	(30,225)	(78,561)	(129,469)	$(181,654)

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

Sources of Fair Value

The following table presents the carrying amounts and estimated fair values of our financial instruments as of June 30, 2007 ($ in thousands):

	Carrying Amount	Fair Value
Financial assets:
Fixed maturity securities	$3,475,493	$3,475,493
Preferred stocks	10,180	10,180
Short-term investments	4,849	4,849
Financial liabilities:
Debt obligations	$292,840	$297,991

The fair value of fixed maturity securities, preferred stocks and short-term investments are based on quoted market prices at the reporting date for those or similar investments.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No changes occurred during the quarter ended June 30, 2007 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Following is a summary of purchases by us of our common shares during the quarterly period ended June 30, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans *	(d) Maximum Dollar Amount that May Yet Be Purchased Under the Plan or Programs
April 1, 2007 – April 30, 2007	–	–	–		$40,015,000
May 1, 2007 – May 31, 2007	–	–	–		40,015,000
June 1, 2007 – June 30, 2007	363,803	$34.57	363,803		27,439,000
Total	363,803	$34.57	363,803	$

*
On August 4, 2004, the Company announced that its Board of Directors had approved a plan to repurchase up to $50,000,000 of its common shares.  On July 26, 2007 the Board approved an increase to the repurchase plan of $222,561,000 to a result in authority as of July 26, 2007 to repurchase up to a total of $250,000,000 to a result in authority as of July 26, 2007 of $250,000,000 that may yet be purchased under the plan.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2007 Annual General Meeting of Shareholders (the "Annual Meeting") was held on April 25, 2007.  Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act.  There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement dated March 26, 2007.  The Company’s shareholders (1) elected nine directors to the Company’s Board of Directors to serve until the 2008 Annual General Meeting of Shareholders and (2) ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year.  Set forth below are the voting results for these proposals:

ELECTION OF DIRECTORS OF THE COMPANY

	For	Withheld
H. Furlong Baldwin	54,988,290	869,681
Jonathan F. Bank	54,989,090	868,881
Dan R. Carmichael	54,818,952	1,039,019
Robert V. Deutsch	54,983,292	874,679
A. John Hass	54,989,090	868,881
Edmund R. Megna	54,821,982	1,035,989
Steven H. Newman	53,791,406	2,066,565
Michael D. Price	54,989,090	868,881
Peter T. Pruitt	54,986,831	871,140

RATIFICATION OF SELECTION OF KPMG LLP AS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2007 FISCAL YEAR

For	Against	Abstain	Broker Non-Votes
55,813,298	38,847	5,826	0

Item 6.	EXHIBITS

Exhibit Number	Description
10.1*	Employment Agreement dated June 1, 2007 between Platinum Holdings and James A. Krantz. (1)
10.2*	Separation Agreement dated June 1, 2007 between Platinum Holdings and Joseph F. Fisher. (1)
10.3*	Platinum Underwriters Holdings, Ltd. Change in Control Severance Plan. (1)
10.4*	Platinum Underwriters Holdings, Ltd. Amended and Restated Executive Incentive Plan. (1)
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATINUM UNDERWRITERS HOLDINGS, LTD

Date: July 26, 2007	/s/ MICHAEL D. PRICE
By: Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2007	/s/ JAMES A. KRANTZ
By: James A. Krantz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)