Form 10-Q
period 2007-09-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2007-11-01
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes   No X_

As of October 19, 2007, there were outstanding 57,213,377 common shares, par value $0.01 per share, of the registrant.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

 PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,472,488 and $3,276,970, respectively)	$3,425,874	$3,226,354
Fixed maturity trading securities at fair value (amortized cost – $169,437 and $110,845, respectively)	166,579	108,291
Preferred stocks (cost – $11,246 and $11,246, respectively)	9,667	10,772
Other invested asset	–	4,745
Short-term investments	33,602	27,123
Total investments	3,635,722	3,377,285
Cash and cash equivalents	771,530	851,652
Accrued investment income	33,917	32,682
Reinsurance premiums receivable	299,295	377,183
Reinsurance recoverable on ceded losses and loss adjustment expenses	34,243	57,956
Prepaid reinsurance premiums	9,097	9,680
Funds held by ceding companies	165,495	238,499
Deferred acquisition costs	82,602	82,610
Income tax recoverable	7,991	7,515
Deferred tax assets	42,551	38,577
Other assets	117,737	19,928
Total assets	$5,200,180	$5,093,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,363,274	$2,368,482
Unearned premiums	358,915	349,792
Reinsurance deposit liabilities	5,614	4,009
Debt obligations	292,840	292,840
Ceded premiums payable	1,528	17,597
Commissions payable	105,725	140,835
Deferred tax liabilities	–	4,234
Other liabilities	68,598	57,717
Total liabilities	3,196,494	3,235,506

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 57,210,877 and 59,671,959 shares issued and outstanding, respectively	572	597
Additional paid-in capital	1,458,721	1,545,979
Accumulated other comprehensive loss	(44,111)	(44,289)
Retained earnings	588,447	355,717
Total shareholders' equity	2,003,686	1,858,061
Total liabilities and shareholders' equity	$5,200,180	$5,093,567

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006
($ in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Net premiums earned	$290,310	339,609	871,076	$1,020,975
Net investment income	54,283	48,302	160,666	137,165
Net realized gains (losses) on investments	(864)	(57)	(2,521)	22
Other income (expense)	(659)	1,714	(3,645)	(1,927)
Total revenue	343,070	389,568	1,025,576	1,156,235

Expenses:
Net losses and loss adjustment expenses	163,923	191,428	510,267	585,666
Net acquisition expenses	51,445	74,994	156,392	220,285
Operating expenses	28,161	25,348	77,475	71,728
Net foreign currency exchange (gains) losses	(1,429)	228	(2,887)	(461)
Interest expense	5,457	5,452	16,368	16,352
Total expenses	247,557	297,450	757,615	893,570

Income before income tax expense	95,513	92,118	267,961	262,665
Income tax expense	4,210	7,195	13,175	18,958
Net income	91,303	84,923	254,786	243,707
Preferred dividends	2,602	2,602	7,806	7,780
Net income attributable to common shareholders	$88,701	82,321	246,980	$235,927

Earnings per share:
Basic earnings per share	$1.50	1.38	4.15	$3.98
Diluted earnings per share	$1.37	1.28	3.79	$3.68

Comprehensive income:
Net income	$91,303	84,923	254,786	$243,707
Other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	23,718	53,893	853	(6,002)
Cumulative translation adjustments	1	48	(675)	223
Comprehensive income	$115,022	138,864	254,964	$237,928

Shareholder dividends:
Preferred dividends declared	$2,602	2,602	7,806	$7,216
Preferred dividends declared per share	0.45	0.45	1.36	1.26
Common dividends declared	4,639	4,767	14,250	14,254
Common dividends declared per share	$0.08	0.08	0.24	$0.24

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
($ in thousands)

	2007	2006
Preferred shares:
Balances at beginning and end of periods	$57	$57

Common shares:
Balances at beginning of period	597	590
Exercise of share options	10	5
Issuance of restricted shares	–	1
Purchase of common shares	(35)	–
Balances at end of period	572	596

Additional paid-in-capital:
Balances at beginning of period	1,545,979	1,527,316
Exercise of common share options	22,629	12,224
Share based compensation	6,102	5,155
Purchase of common shares	(116,938)	–
Tax benefit of share options	949	–
Transfer of unearned common share grant compensation	–	(2,467)
Balances at end of period	1,458,721	1,542,228

Unearned common share grant compensation:
Balances at beginning of period	–	(2,467)
Transfer of unearned common share grant compensation	–	2,467
Balances at end of period	–	–

Accumulated other comprehensive loss:
Balances at beginning of period	(44,289)	(40,718)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	853	(6,002)
Net change in cumulative translation adjustments	(675)	223
Balances at end of period	(44,111)	(46,497)

Retained earnings:
Balances at beginning of period	355,717	55,471
Net income	254,786	243,707
Preferred share dividends	(7,806)	(7,780)
Common share dividends	(14,250)	(14,254)
Balances at end of period	588,447	277,144
Total shareholders’ equity	$2,003,686	$1,773,528

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
($ in thousands)
	2007	2006
Operating Activities:
Net income	$254,786	$243,707
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	9,580	12,298
Net realized (gains) losses on investments	2,521	(22)
Net foreign currency exchange gains	(2,887)	(461)
Share based compensation	6,102	5,155
Deferred income tax expense	(9,960)	(2,446)
Trading securities activities	(45,124)	(15,019)
Changes in assets and liabilities:
Increase in accrued investment income	(1,235)	(1,126)
Decrease in reinsurance premiums receivable	81,568	182,397
Decrease in funds held by ceding companies	73,004	42,270
Decrease in deferred acquisition costs	8	40,605
Increase in net unpaid losses and loss adjustment expenses	6,627	35,723
Increase (decrease) in net unearned premiums	9,706	(115,220)
Increase (decrease) in reinsurance deposit liabilities	1,605	(2,045)
Increase (decrease) in ceded premiums payable	(16,069)	10,066
Decrease in commissions payable	(35,110)	(42,982)
Net changes in other assets and liabilities	7,758	66,521
Other net	935	577
Net cash provided by operating activities	343,815	459,998

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	84,816	195,899
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	840,229	184,609
Acquisition of available-for-sale fixed maturity securities	(1,231,479)	(847,276)
Proceeds from sale of other invested asset	4,745	–
Net change in short-term investments	(5,859)	(31,412)
Net cash used in investing activities	(307,548)	(498,180)

Financing Activities:
Dividends paid to preferred shareholders	(7,806)	(7,216)
Dividends paid to common shareholders	(14,250)	(14,254)
Proceeds from exercise of share options	22,640	12,229
Purchase of common shares	(116,973)	–
Net cash used in financing activities	(116,389)	(9,241)

Net increase (decrease) in cash and cash equivalents	(80,122)	(47,423)
Cash and cash equivalents at beginning of period	851,652	820,746
Cash and cash equivalents at end of period	$771,530	$773,323

Supplemental disclosures of cash flow information:
Income taxes paid (recovered)	$21,470	$(3,342)
Interest paid	$16,110	$16,109

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2007 and 2006

1. Basis of Presentation

Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda holding company organized in 2002.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.  Platinum Holdings and its subsidiaries (collectively, the "Company") operate through two licensed reinsurance subsidiaries:  Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda") and Platinum Underwriters Reinsurance, Inc. ("Platinum US").  Through December 31, 2006 we also underwrote business through Platinum Re (UK) Limited ("Platinum UK"), our other licensed reinsurance subsidiary.  In 2007 Platinum UK ceased underwriting reinsurance business.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of Platinum Holdings and its consolidated subsidiaries, including Platinum Bermuda, Platinum US, Platinum UK, Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings ("Platinum Regency"), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  The terms "we", "us", and "our" also refer to Platinum Holdings and its consolidated subsidiaries, unless the context otherwise indicates.  All material inter-company transactions have been eliminated in preparing these condensed consolidated financial statements.  The condensed consolidated financial statements included in this report as of and for the three and nine months ended September 30, 2007 and 2006 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Recently Effective Accounting Standards

In February 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Instruments, an Amendment of FASB Statements No. 133 and 140" ("SFAS 155").  SFAS 155 requires that investments in securitized financial instruments, such as mortgage-backed and asset-backed securities, be evaluated to identify whether they are freestanding investments or hybrid financial instruments containing an embedded derivative that requires bifurcation.  Subsequent to the issuance of SFAS 155, the FASB issued additional guidance in the form of Implementation Issue B40.  Implementation Issue B40 provides a narrow scope exception for certain securitized interests in prepayable financial assets, subject to certain criteria.  Securitized financial instruments with the potential for prepayment are evaluated under SFAS 155 and related guidance, possibly resulting in the bifurcation of an embedded derivative.  The embedded derivative is recorded at fair value, with unrealized gains and losses included in other income (expense) and the related deferred income tax included in income tax expense.  SFAS 155 and related guidance is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring for the Company after December 31, 2006.  We do not have any securities with embedded derivatives that require bifurcation under SFAS 155.

We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The adoption of FIN 48 did not have any effect on our results of operations or financial condition.  We did not have any unrecognized tax benefits as of January 1, 2007 or September 30, 2007.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with generally accepted accounting principles.  SFAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, focuses on how to measure fair value and establishes a three-level hierarchy for both measurement and disclosure purposes.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are currently evaluating the impact, if any, of the adoption of SFAS 157 on our financial condition and results of operations.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2007 and 2006

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159").  SFAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items.  Most provisions of SFAS 159 are elective.  Entities electing the fair value measurement attribute of SFAS 159 would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating which financial assets and liabilities, if any, that we would elect to account for using the fair value measurement attribute of SFAS 159 and the impact, if any, on our financial condition and results of operations.

2. Investments

Investments classified as available-for-sale are carried at fair value as of the balance sheet date.  Net change in unrealized investment gains and losses on available-for-sale securities, net of deferred taxes, for the nine months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006
Available-for-sale securities	$2,894	$(5,782)
Less - deferred taxes	(2,041)	(220)
Net change in unrealized investment gains and losses	$853	$(6,002)

Gross unrealized gains and losses on available-for-sale securities as of September 30, 2007 were $5,621,000 and $53,814,000, respectively.  As of September 30, 2007 there were a total of 556 issues in an unrealized loss position in our investment portfolio, with the single largest unrealized loss being $1,797,000.  Corporate, mortgage-backed and asset-backed securities represent our largest categories within our available-for-sale portfolio and consequently accounted for the greatest amount of our overall unrealized loss as of September 30, 2007.  Investment holdings within our corporate portfolio were diversified across approximately 30 industry sectors, ranging from aerospace to telecommunications, and within each sector across many individual issuers and issues.  As of September 30, 2007 there were 245 corporate issues in an unrealized loss position, with the single largest unrealized loss being $929,000.  Investment holdings within the mortgage-backed and asset-backed portfolio were diversified across a number of sub-categories.  As of September 30, 2007 there were 249 issues within the mortgage-backed and asset-backed portfolio in an unrealized loss position, with the single largest unrealized loss being $1,797,000.  Overall, our unrealized loss position as of September 30, 2007 was primarily the result of interest rate increases that impacted all investment categories.

The unrealized losses on securities classified as available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2007, were as follows ($ in thousands):
	Fair Value	Unrealized Loss
Less than twelve months:
U.S. Government	$7,419	$148
Corporate bonds	578,231	4,874
Mortgage-backed and asset-backed securities	445,858	9,215
Municipal bonds	6,496	58
Foreign governments and states	11,784	75
Total	1,049,788	14,370

Twelve months or more:
U.S. Government	$36,393	$964
Corporate bonds	714,104	16,511
Mortgage-backed and asset-backed securities	579,562	18,344
Municipal bonds	169,365	1,789
Foreign governments and states	22,917	257
Preferred stocks	9,667	1,579
Total	1,532,008	39,444

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2007 and 2006

	Fair Value	Unrealized Loss
Total of securities with unrealized losses:
U.S. Government	43,812	1,112
Corporate bonds	1,292,335	21,385
Mortgage-backed and asset-backed securities	1,025,420	27,559
Municipal bonds	175,861	1,847
Foreign governments and states	34,701	332
Preferred stocks	9,667	1,579
Total	$2,581,796	$53,814

    We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or were the result of "other-than-temporary impairments."  The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors.  These factors include but are not limited to:  the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, the collateral structure and credit support that may be applicable to asset and mortgage-backed securities.  We also consider our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss, which is based, in part, on current and anticipated future positive net cash flows from operations that generate sufficient liquidity in order to meet our obligations.  If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security and record a realized loss in the consolidated statement of operations.  We recorded a charge of $809,000 relating to other-than-temporary impairments which was included within net realized losses on investments in the consolidated statement of operations.

As of December 31, 2006, other invested asset represented an investment in Inter-Ocean Holdings Ltd., a privately held reinsurance company.  During the first quarter of 2007 we sold this investment at its carrying value, resulting in no gain or loss.

3. Earnings Per Share

The following is a calculation of the basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Net Income	Weighted Average Common Shares Outstanding	Earnings Per Common Share
Three Months Ended September 30, 2007:
Basic earnings per share:
Net income attributable to common shareholders	$88,701	58,946	$1.50
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,711
Conversion of preferred shares	–	5,053
Preferred share dividends	2,602	–
Adjusted net income for diluted earnings per share	$91,303	66,710	$1.37

Three Months Ended September 30, 2006:
Basic earnings per share:
Net income attributable to common shareholders	$82,321	59,537	$1.38
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	1,233
Conversion of preferred shares	–	5,750
Preferred share dividends	2,602	–
Adjusted net income for diluted earnings per share	$84,923	66,520	$1.28

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2007 and 2006

	Net Income	Weighted Average Common Shares Outstanding	Earnings Per Common Share
Nine Months Ended September 30, 2007:
Basic earnings per share:
Net income attributable to common shareholders	$246,980	59,572	$4.15
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,499
Conversion of preferred shares	–	5,223
Preferred share dividends	7,806	–
Adjusted net income for diluted earnings per share	$254,786	67,294	$3.79

Nine Months Ended September 30, 2006:
Basic earnings per share:
Net income attributable to common shareholders	$235,927	59,287	$3.98
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	1,236
Conversion of preferred shares	–	5,750
Preferred share dividends	7,780	–
Adjusted net income for diluted earnings per share	$243,707	66,273	$3.68

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

In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses.  Total underwriting income is reconciled to income before income tax expense.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the operating segments, together with a reconciliation of total underwriting income to income before income tax expense, for the three and nine months ended September 30, 2007 and 2006 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2007 and 2006

	Property and Marine	Casualty	Finite Risk	Total

Three months ended September 30, 2007:
Net premiums written	$142,549	141,214	8,369	$292,132

Net premiums earned	128,380	153,938	7,992	290,310
Net losses and LAE	43,396	110,365	10,162	163,923
Net acquisition expenses	18,549	33,403	(507)	51,445
Other underwriting expenses	12,086	8,304	367	20,757
Segment underwriting income (loss)	$54,349	1,866	(2,030)	54,185

Net investment income				54,283
Net realized losses on investments				(864)
Net foreign currency exchange gains				1,429
Other expense				(659)
Corporate expenses not allocated to segments				(7,404)
Interest expense				(5,457)
Income before income tax expense				$95,513

Ratios:
Net loss and LAE	33.8%	71.7%	127.2%	56.5%
Net acquisition expense	14.4%	21.7%	(6.3%)	17.7%
Other underwriting expense	9.4%	5.4%	4.6%	7.1%
Combined	57.6%	98.8%	125.5%	81.3%

Three months ended September 30, 2006:
Net premiums written	$83,018	202,302	12,680	$298,000

Net premiums earned	97,686	214,427	27,496	339,609
Net losses and LAE	17,181	149,698	24,549	191,428
Net acquisition expenses	14,895	54,503	5,596	74,994
Other underwriting expenses	8,608	9,464	1,991	20,063
Segment underwriting income (loss)	$57,002	762	(4,640)	53,124

Net investment income				48,302
Net realized gains on investments				(57)
Net foreign currency exchange gains				(228)
Other expense				1,714
Corporate expenses not allocated to segments				(5,285)
Interest expense				(5,452)
Income before income tax expense				$92,118

Ratios:
Net loss and LAE	17.6%	69.8%	89.3%	56.4%
Acquisition expense	15.2%	25.4%	20.4%	22.1%
Other underwriting expense	8.8%	4.4%	7.2%	5.9%
Combined	41.6%	99.6%	116.9%	84.4%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2007 and 2006

	Property and Marine	Casualty	Finite Risk	Total
Nine Months Ended September 30, 2007:
Net premiums written	$399,429	455,945	23,398	$878,772

Net premiums earned	373,226	471,802	26,048	871,076
Net losses and LAE	149,265	340,740	20,262	510,267
Net acquisition expenses	50,748	105,499	145	156,392
Other underwriting expenses	32,696	21,463	1,994	56,153
Segment underwriting income	$140,517	4,100	3,647	148,264

Net investment income				160,666
Net realized losses on investments				(2,521)
Net foreign currency exchange gains				2,887
Other expense				(3,645)
Corporate expenses not allocated to segments				(21,322)
Interest expense				(16,368)
Income before income tax expense				$267,961

Ratios:
Net loss and LAE	40.0%	72.2%	77.8%	58.6%
Net acquisition expense	13.6%	22.4%	0.6%	18.0%
Other underwriting expense	8.8%	4.5%	7.7%	6.4%
Combined	62.4%	99.1%	86.1%	83.0%

Nine Months Ended September 30, 2006:
Net premiums written	$333,906	583,950	(16,816)	$901,040

Net premiums earned	342,322	573,168	105,485	1,020,975
Net losses and LAE	104,876	394,087	86,703	585,666
Net acquisition expenses	55,783	141,025	23,477	220,285
Other underwriting expenses	27,642	23,487	3,935	55,064
Segment underwriting income (loss)	$154,021	14,569	(8,630)	159,960

Net investment income				137,165
Net realized gains on investments				22
Net foreign currency exchange gains				461
Other expense				(1,927)
Corporate expenses not allocated to segments				(16,664)
Interest expense				(16,352)
Income before income tax expense				$262,665

Ratios:
Net loss and LAE	30.6%	68.8%	82.2%	57.4%
Net acquisition expense	16.3%	24.6%	22.3%	21.6%
Other underwriting expense	8.1%	4.1%	3.7%	5.4%
Combined	55.0%	97.5%	108.2%	84.4%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2007 and 2006

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

A reconciliation of expected income tax expense, computed by applying a 35% income tax rate to income before income taxes, to actual income tax expense for the nine months ended September 30, 2007 and 2006 was as follows ($ in thousands):
	2007	2006
Expected income tax expense at 35%	$93,786	$91,933
Effect of foreign income subject to tax at rates other than 35%	(82,931)	(71,726)
Tax exempt investment income	(1,112)	(1,281)
Other, net	3,432	32
Income tax expense	$13,175	$18,958

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

The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiary of Platinum Finance in 2007 without prior regulatory approval is estimated to be approximately $13,000,000.  The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2007, including the reinsurance subsidiary of Platinum Finance, without prior regulatory approval is estimated to be approximately $307,000,000.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2007 and 2006

The tables below present condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 ($ in thousands):

Condensed Consolidating Balance Sheet September 30, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$–	9,119	3,626,603	–	$3,635,722
Investment in subsidiaries	1,859,429	501,753	287,157	(2,648,339)	–
Cash and cash equivalents	138,753	42,227	590,550	–	771,530
Reinsurance assets	–	–	590,732	–	590,732
Other assets	12,351	7,285	182,560	–	202,196
Total assets	$2,010,533	560,384	5,277,602	(2,648,339)	$5,200,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,835,056	–	$2,835,056
Debt obligations	–	292,840	–	–	292,840
Other liabilities	6,847	7,403	54,348	–	68,598
Total liabilities	6,847	300,243	2,889,404	–	3,196,494

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	572	–	6,250	(6,250)	572
Additional paid-in capital	1,458,721	193,152	1,896,356	(2,089,508)	1,458,721
Accumulated other comprehensive loss	(44,111)	(7,325)	(51,218)	58,543	(44,111)
Retained earnings	588,447	74,314	536,810	(611,124)	588,447
Total shareholders' equity	2,003,686	260,141	2,388,198	(2,648,339)	2,003,686
Total liabilities and shareholders’ equity	$2,010,533	560,384	5,277,602	(2,648,339)	$5,200,180

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2007 and 2006

Condensed Consolidating Balance Sheet December 31, 2006	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$–	11,342	3,365,943	–	$3,377,285
Investment in subsidiaries	1,749,762	475,194	402,098	(2,627,054)	–
Cash and cash equivalents	106,039	39,294	706,319	–	851,652
Reinsurance assets	–	–	765,928	–	765,928
Income tax recoverable	–	(1,418)	8,933	–	7,515
Other assets	9,296	3,792	78,099	–	91,187
Total assets	$1,865,097	528,204	5,327,320	(2,627,054)	$5,093,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,880,715	–	$2,880,715
Debt obligations	–	292,840	–	–	292,840
Other liabilities	7,036	2,024	52,891	–	61,951
Total liabilities	7,036	294,864	2,933,606	–	3,235,506

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	597	–	6,250	(6,250)	597
Additional paid-in capital	1,545,979	192,203	2,051,468	(2,243,671)	1,545,979
Accumulated other comprehensive loss	(44,289)	(9,071)	(55,012)	64,083	(44,289)
Retained earnings	355,717	50,208	391,008	(441,216)	355,717
Total shareholders' equity	1,858,061	233,340	2,393,714	(2,627,054)	1,858,061
Total liabilities and shareholders’ equity	$1,865,097	528,204	5,327,320	(2,627,054)	$5,093,567

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2007 and 2006

Consolidating Statement of Operations For the Three Months Ended September 30, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$–	–	290,310	–	$290,310
Net investment income	2,526	644	51,113	–	54,283
Net realized losses on investments	–	–	(864)	–	(864)
Other income (expense), net	2,623	–	(3,282)	–	(659)
Total revenue	5,149	644	337,277	–	343,070
Expenses:
Net losses and loss adjustment expenses	–	–	163,923	–	163,923
Net acquisition expenses	–	–	51,445	–	51,445
Operating expenses	7,256	105	20,800	–	28,161
Net foreign currency exchange gains	–	–	(1,429)	–	(1,429)
Interest expense	–	5,457	–	–	5,457
Total expenses	7,256	5,562	234,739	–	247,557

Income (loss) before income tax expense (benefit)	(2,107)	(4,918)	102,538	–	95,513
Income tax expense (benefit)	–	(1,590)	5,800	–	4,210
Income (loss) before equity in earnings of subsidiaries	(2,107)	(3,328)	96,738	–	91,303
Equity in earnings of subsidiaries	93,410	11,723	12,074	(117,207)	–
Net income	91,303	8,395	108,812	(117,207)	91,303
Preferred dividends	2,602	–	–	–	2,602
Net income attributable to common shareholders	$88,701	8,395	108,812	(117,207)	$88,701

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2007 and 2006

Consolidating Statement of Operations For the Nine Months Ended September 30, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$–	–	871,076	–	$871,076
Net investment income	5,181	1,883	153,602	–	160,666
Net realized losses on investments	–	–	(2,521)	–	(2,521)
Other income (expense), net	4,478	–	(8,123)	–	(3,645)
Total revenue	9,659	1,883	1,014,034	–	1,025,576
Expenses:
Net losses and loss adjustment expenses	–	–	510,267	–	510,267
Net acquisition expenses	–	–	156,392	–	156,392
Operating expenses	20,915	291	56,269	–	77,475
Net foreign currency exchange gains	–	–	(2,887)	–	(2,887)
Interest expense	–	16,368	–	–	16,368
Total expenses	20,915	16,659	720,041	–	757,615

Income (loss) before income tax expense (benefit)	(11,256)	(14,776)	293,993	–	267,961
Income tax expense (benefit)	–	(4,996)	18,171	–	13,175
Income (loss) before equity in earnings of subsidiaries	(11,256)	(9,780)	275,822	–	254,786
Equity in earnings of subsidiaries	266,042	33,887	37,480	(337,409)	–
Net income	254,786	24,107	313,302	(337,409)	254,786
Preferred dividends	7,806	–	–	–	7,806
Net income attributable to common shareholders	$246,980	24,107	313,302	(337,409)	$246,980

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2007 and 2006

Consolidating Statement of Operations For the Three Months Ended September 30, 2006	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$–	–	339,609	–	$339,609
Net investment income	1,568	171	46,563	–	48,302
Net realized gains on investments	–	–	(57)	–	(57)
Other expense, net	2,000	–	(286)	–	1,714
Total revenue	3,568	171	385,829	–	389,568
Expenses:
Net losses and loss adjustment expenses	–	–	191,428	–	191,428
Net acquisition expenses	–	–	74,994	–	74,994
Operating expenses	5,167	105	20,076	–	25,348
Net foreign currency exchange losses	–	–	228	–	228
Interest expense	–	5,452	–	–	5,452
Total expenses	5,167	5,557	286,726	–	297,450

Income (loss) before income tax expense (benefit)	(1,599)	(5,386)	99,103	–	92,118
Income tax expense (benefit)	–	(1,870)	9,065	–	7,195
Income (loss) before equity in earnings of subsidiaries	(1,599)	(3,516)	90,038	–	84,923
Equity in earnings of subsidiaries	86,522	12,443	14,097	(113,062)	–
Net income	84,923	8,927	104,135	(113,062)	84,923
Preferred dividends	2,602	–	–	–	2,602
Net income attributable to common shareholders	$82,321	8,927	104,135	(113,062)	$82,321

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2007 and 2006

Consolidating Statement of Operations For the Nine Months Ended September 30, 2006	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$–	–	1,020,975	–	$1,020,975
Net investment income	4,474	618	132,073	–	137,165
Net realized gains on investments	–	–	22	–	22
Other income (expense), net	3,100	–	(5,027)	–	(1,927)
Total revenue	7,574	618	1,148,043	–	1,156,235
Expenses:
Net losses and loss adjustment expenses	–	–	585,666	–	585,666
Net acquisition expenses	–	–	220,285	–	220,285
Operating expenses	16,039	471	55,218	–	71,728
Net foreign currency exchange gains	–	–	(461)	–	(461)
Interest expense	–	16,352	–	–	16,352
Total expenses	16,039	16,823	860,708	–	893,570

Income (loss) before income tax expense (benefit)	(8,465)	(16,205)	287,335	–	262,665
Income tax expense (benefit)	–	(5,656)	24,614	–	18,958
Income (loss) before equity in earnings of subsidiaries	(8,465)	(10,549)	262,721	–	243,707
Equity in earnings of subsidiaries	252,172	45,670	37,162	(335,004)	–
Net income	243,707	35,121	299,883	(335,004)	243,707
Preferred dividends	7,780	–	–	–	7,780
Net income attributable to common shareholders	$235,927	35,121	299,883	(335,004)	$235,927

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2007 and 2006

Condensed Consolidating Statement of Cash Flows			Non-
For the Nine Months Ended September 30, 2007	Platinum Holdings	Platinum Finance	guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(8,398)	(9,319)	361,532	–	$343,815

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	–	76	84,740	–	84,816
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	–	2,176	838,053	–	840,229
Acquisition of available-for-sale fixed maturities	–	–	(1,231,479)	–	(1,231,479)
Proceeds from sale of other invested asset	–	–	4,745	–	4,745
Increase in short-term investments	–	–	(5,859)	–	(5,859)
Dividends from subsidiaries	157,500	10,000	–	(167,500)	–
Net cash provided by (used in) investing activities	157,500	12,252	(309,800)	(167,500)	(307,548)

Financing Activities:
Dividends paid to preferred shareholders	(7,806)	–	–	–	(7,806)
Dividends paid to common shareholders	(14,250)	–	(167,500)	167,500	(14,250)
Proceeds from exercise of share options	22,640	–	–	–	22,640
Purchase of common shares	(116,973)	–	–	–	(116,973)
Net cash used in financing activities	(116,389)	–	(167,500)	167,500	(116,389)
Net increase (decrease) in cash and cash equivalents	32,713	2,933	(115,768)	–	(80,122)
Cash and cash equivalents at beginning of period	106,039	39,294	706,319	–	851,652
Cash and cash equivalents at end of period	$138,752	42,227	590,551	–	$771,530

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2007 and 2006

Condensed Consolidating Statement of Cash Flows			Non-
For the Nine Months Ended September 30, 2006	Platinum Holdings	Platinum Finance	guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(11,538)	(3,009)	474,545	–	$459,998

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	–	–	195,899	–	195,899
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	–	1,212	183,397	–	184,609
Acquisition of available-for-sale fixed maturity securities	–	(498)	(846,778)	–	(847,276)
Increase in short-term investments	–	-	(31,412)	–	(31,412)
Contributions to subsidiaries	–	(300)	300	–	–
Dividends from subsidiaries		20,000		(20,000)	–
Net cash used in investing activities	–	20,414	(498,594)	(20,000)	(498,180)

Financing Activities:
Dividends paid to common shareholders	(7,216)	–	–	–	(7,216)
Dividends paid to preferred shareholders	(14,254)	–	(20,000)	20,000	(14,254)
Proceeds from exercise of share options	12,229	–	–	–	12,229
Net cash used in financing activities	(9,241)	–	(20,000)	20,000	(9,241)

Net increase (decrease) in cash and cash equivalents	(20,779)	17,405	(44,049)	–	(47,423)
Cash and cash equivalents at beginning of period	129,962	5,010	685,774	–	820,746
Cash and cash equivalents at end of period	$109,183	22,415	641,725	–	$773,323

7. Cessation of Underwriting in the United Kingdom

During 2006 we expanded the scale and scope of Platinum Bermuda to become the principal carrier for our global catastrophe and financial lines reinsurance portfolios and in 2007 we ceased underwriting reinsurance in Platinum UK.  Platinum UK filed a Scheme of Operations with the U.K. Financial Services Authority in 2007 which outlined actions for Platinum UK to become a non-underwriting operation and to return a significant portion of its capital to Platinum Holdings.  These actions include a 100% loss portfolio transfer of Platinum UK’s reinsurance business to Platinum Bermuda and a plan for the administration of in force contracts and related claims.  During 2007 we completed the loss portfolio transfer and returned $155,000,000 of the capital of Platinum UK to Platinum Holdings.

8. Company Share Repurchase

On August 4, 2004 the Board of Directors of the Company approved a program to repurchase up to $50,000,000 of the Company’s common shares.  On July 26, 2007 the Board of Directors of the Company approved an increase in the existing repurchase program by approximately $222,561,000 to result in authority as of such date to repurchase up to a total of $250,000,000.  During the three months ended September 30, 2007, the Company purchased 3,096,228 of its common shares in the open market at an aggregate purchase price of $104,397,000 and a weighted average purchase price of $33.72 per share.  The common shares purchased by the Company were canceled.  On October 25, 2007 the Board of Directors of the Company approved an additional increase to the repurchase program by approximately $103,000,000 to result in authority as of such date to repurchase up to a total of $250,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Business Overview

Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda holding company organized in 2002.  Platinum Holdings and its subsidiaries (collectively, the "Company") operate through two licensed reinsurance subsidiaries:  Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda") and Platinum Underwriters Reinsurance, Inc. ("Platinum US").  The terms "we", "us", and "our" also refer to Platinum Holdings and its consolidated subsidiaries, unless the context otherwise indicates.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.   Through December 31, 2006, we also underwrote business through Platinum Re (UK) Ltd. ("Platinum UK").  In 2007 Platinum UK ceased underwriting reinsurance business.

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

 Results of Operations

 Three Months Ended September 30, 2007 as Compared with the Three Months Ended September 30, 2006

Net income for the three months ended September 30, 2007 and 2006 was as follows ($ in thousands):
	2007	2006	Increase
Net income	$91,303	84,923	$6,380

The increase in net income is primarily due to an increase in net investment income of $5,981,000, which resulted from slightly higher yields and positive cash flows from operations in the 12 months since September 30, 2006.  Underwriting income consists of net premiums earned less net losses and loss adjustment expenses ("LAE"), net acquisition expenses and operating costs related to underwriting operations.  The adverse impact from major catastrophes was approximately $4,709,000 in 2007 as compared with no major catastrophe losses in 2006.  Net favorable development, which includes the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions, contributed to underwriting income in 2007 and 2006.  Net favorable development was $13,417,000 and $19,980,000 in 2007 and 2006, respectively.  Underwriting income in 2007 was comparable to underwriting income in 2006 despite the decline in net favorable development and an increase in catastrophe losses due to the increase in property catastrophe premiums, which produce significantly higher underwriting profits when there is a low level of catastrophe losses.  The increased property catastrophe underwriting profits were partially offset by decreased profitability in the non-property catastrophe classes as a result of declining rate adequacy.

Gross, ceded and net premiums written and earned for the three months ended September 30, 2007 and 2006 were as follows ($ in thousands):
	2007	2006	Decrease
Gross premiums written	$296,530	319,625	$23,095
Ceded premiums written	4,398	21,625	17,227
Net premiums written	292,132	298,000	5,868

Gross premiums earned	293,833	369,782	75,949
Ceded premiums earned	3,523	30,173	26,650
Net premiums earned	$290,310	339,609	$49,299

    The decrease in gross premiums written in 2007 as compared with 2006 was attributable primarily to declines in premiums written in the Casualty segment, partially offset by increases in the Property and Marine segment.  The decline in casualty gross premiums written was primarily in the excess umbrella class, where fewer opportunities met our underwriting standards.  The increase in property and marine gross premiums written resulted primarily from an increase in property excess catastrophe business.  Gross premiums written were also impacted by different methods of estimating premiums written between Platinum UK and Platinum Bermuda.  Platinum UK estimated that the ultimate premium related to its reinsurance contracts were written at contract inception.  Platinum Bermuda and Platinum US estimate premiums written on the basis that the policies underlying their reinsurance contracts incept at later periods throughout the term of the reinsurance contract.  Consequently, the estimates of premiums written for reinsurance contracts written by Platinum UK in 2006 were higher at inception and for the first calendar quarter than for reinsurance contracts written by Platinum Bermuda and Platinum US.  In 2007, Platinum UK ceased underwriting business and all business written by the Company is now written through Platinum Bermuda and Platinum US.  This difference in timing for estimates of premiums written resulted in an increase in gross and net premiums written of approximately $40,043,000 and $32,554,000, respectively, in 2007 as compared with 2006.  The basis for recording net premiums earned was consistent for all subsidiaries and, therefore, this difference had no impact on net premiums earned, underwriting income or net income.  The decrease in ceded written premiums, which resulted in an increase in net premiums written, was attributable to the non-renewal in 2007 of the quota share retrocession agreement effective January 1, 2006 (the "Property Quota Share Agreement") under which Platinum US and Platinum UK ceded 30% of their new and renewal property catastrophe business effective on or after January 1, 2006 to a non-affiliated reinsurer.

Net investment income for the three months ended September 30, 2007 and 2006 was $54,283,000 and $48,302,000, respectively.  Net investment income increased in 2007 as compared with 2006 due to increased invested assets as well as a slight increase in yields on invested assets.  The increase in invested assets was attributable to positive net cash flows from operations in the twelve months since September 30, 2006.  Net investment income includes interest earned on funds held of $1,027,000 and $1,945,000 in 2007 and 2006, respectively.  Net realized losses on investments were $864,000 and $57,000 in 2007 and 2006, respectively.  Net realized gains and losses on investments primarily result from our efforts to manage credit quality, duration and sector allocation of the investment portfolio as well as to balance our foreign currency denominated invested assets with our foreign currency denominated liabilities.  Also in 2007, Platinum UK sold securities in order to execute transactions in connection with its Scheme of Operations.  See Note 7 of the Notes to the Condensed Consolidated Financial Statements.  We recorded a charge of $809,000 relating to other-than-temporary impairments which was included within net realized losses on investments in the consolidated statement of operations in 2007.

Other income (expense) for the three months ended September 30, 2007 and 2006 was ($659,000) and $1,714,000, respectively.  Other expense in 2007 includes $2,357,000 of net unrealized gains relating to changes in fair value of fixed maturity securities classified as trading, $119,000 of net expense on reinsurance contracts accounted for as deposits, an expense of $855,000 relating to an option to purchase reinsurance which was not exercised and an expense of $2,100,000 for the fair value adjustment of an insurance linked derivative contract.  Other expense for 2006 includes $1,834,000 of net unrealized gains relating to fixed maturity securities classified as trading and $170,000 of net expense on reinsurance contracts accounted for as deposits.

Net losses and LAE and the resulting net loss and LAE ratios for the three months ended September 30, 2007 and 2006 were as follows ($ in thousands):
	2007	2006	Increase (decrease)
Net losses and LAE	$163,923	191,428	$(27,505)
Net loss and LAE ratios	56.5%	56.4%	0.1 points

The decrease in net losses and LAE was primarily due to the decrease in net premiums earned.  While the 2007 and 2006 net loss and LAE ratios are comparable, there are offsetting impacts of net loss development and catastrophe losses.  Net losses and LAE in 2007 included $4,882,000 of losses from current year major catastrophes, representing 1.7% of net premiums earned, as compared with no losses from major catastrophes in 2006.  Net favorable loss development was $10,480,000 in 2007 representing 3.6% of net premiums earned, as compared with $21,652,000 in 2006 representing 6.4% of net premiums earned.  Exclusive of catastrophe and loss development, the net loss and LAE ratio decreased by approximately 4.1% in 2007 as compared with 2006 due primarily to the increase in the property catastrophe business that had a lower net loss and LAE ratio relative to the remainder of the business and the decline in casualty business that had a higher net loss and LAE ratio relative to the remainder of our business.  The net loss and LAE ratios were also affected by other changes in the mix of business.

    Net acquisition expenses and resulting net acquisition expense ratios for the three months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$51,445	74,994	$23,549
Net acquisition expense ratios	17.7%	22.1%	4.4 points

The decrease in net acquisition expenses in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned.  The decrease in the net acquisition expense ratio was the result of changes in the mixes of business, in both the Property and Marine and Casualty segments.  In 2007 we wrote more property catastrophe excess business which had relatively lower net acquisition expense ratios and less property proportional contracts with relatively higher net acquisition expense ratios.  The decrease in the net acquisition expense ratio is also attributable to the decrease in umbrella premiums in the Casualty segment which had a higher net acquisition expense ratio relative to the remainder of our business.

Operating expenses for the three months ended September 30, 2007 and 2006 were $28,161,000 and $25,348,000 respectively.  Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings and its non-operating intermediate holding company subsidiaries.  The increase in 2007 was due to increased compensation and related expenses and increased fees relating to the Services and Capacity Reservation Agreement dated November 1, 2002 with RenaissanceRe Holdings Ltd. (the "RenRe Agreement").  Fees related to the RenRe Agreement increased as a result of increased property catastrophe premiums.  The RenRe Agreement expired on September 30, 2007 and was not renewed.

Net foreign currency exchange (gains) losses for the three months ended September 30, 2007 and 2006 were ($1,429,000) and $228,000, respectively.  We routinely transact business in various currencies other than the U.S. dollar.  Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in currencies other than the U.S. dollar.  We periodically monitor our largest foreign currency exposures and purchase or sell foreign currency denominated invested assets to match these exposures.  Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in currencies other than the U.S. dollar as well as fluctuations in the currency exchange rates.  The net foreign currency exchange gain in 2007 is the result of our holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily Euros and the British pound sterling ("GBP"), while the U.S. dollar declined in value against these currencies.

Interest expense for the three months ended September 30, 2007 and 2006 was $5,457,000 and $5,452,000 respectively.  The amounts are substantially the same as the debt outstanding and related interest rates in 2007 and 2006 were unchanged.

Income tax expense and the effective income tax rates for the three months ended September 30, 2007 and 2006 were as follows ($ in thousands):
	2007	2006	Decrease
Income tax expense	$4,210	7,195	$2,985
Effective income tax rates	4.4%	7.8%	3.4 points

    The decrease in income tax expense was due to the decrease in the effective income tax rate in 2007 as compared with 2006.  The decrease in the effective income tax rate was due to a greater portion of income before income tax expense being generated by Platinum Holdings and Platinum Bermuda in 2007, which are not subject to corporate income tax.  In 2007, the combined net income derived from Platinum Holdings and Platinum Bermuda was 81.8% as compared with 75.7% in 2006.  The effective tax rate in any given year is based on income before income tax expense of our subsidiaries that operate in various jurisdictions each of which has its own corporate income tax rate.

 Nine Months Ended September 30, 2007 as Compared with the Nine Months Ended September 30, 2006

Net income for the nine months ended September 30, 2007 and 2006 was as follows ($ in thousands):

	2007	2006	Increase
Net income	$254,786	243,707	$11,079

The increase in net income was primarily due to an increase in net investment income of $23,501,000, partially offset by a decline in underwriting income of $11,696,000.  The decline in underwriting income in 2007 as compared with 2006 was primarily due to the estimated net adverse impact of $27,461,000 from European storm Kyrill and $10,305,000 from floods in the United Kingdom in 2007.  Net favorable development also contributed to underwriting income in both 2007 and 2006.  Net favorable development was $49,501,000 and $32,078,000 in 2007 and 2006, respectively.  Net income in 2007 was also favorably affected by a decrease in income tax expense of $5,783,000.

    Gross, ceded and net premiums written and earned for the nine months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Gross premiums written	$894,127	984,797	$90,670
Ceded premiums written	15,355	83,757	68,402
Net premiums written	878,772	901,040	22,268

Gross premiums earned	887,015	1,092,668	205,653
Ceded premiums earned	15,939	71,693	55,754
Net premiums earned	$871,076	1,020,975	$149,899

The decrease in gross premiums written in 2007 as compared with 2006 was primarily attributable to decreases in gross premiums written across most classes in the Casualty segment, reflecting fewer opportunities that met our underwriting standards.  Partially offsetting the decrease in casualty gross written premiums was an increase in property catastrophe gross written premiums.  Also affecting the comparison of gross premiums in 2007 to 2006 is a reduction of gross premiums written in 2006 of $56,589,000 relating to the termination of a finite risk contract.  The decrease in ceded written premiums, which resulted in an increase in net premiums written, was attributable to the non-renewal in 2007 of the 2006 Property Quota Share Agreement.  The decrease in net premiums earned was due to decreases in current and prior year’s written premiums.

Net investment income for the nine months ended September 30, 2007 and 2006 was $160,666,000 and $137,165,000, respectively.  Net investment income increased in 2007 as compared with 2006 primarily due to increased invested assets as well as a slight increase in yields on invested assets.  The increase in invested assets was attributable to positive net cash flows from operations in the twelve months since September 30, 2006.  Net investment income includes interest earned on funds held of $4,417,000 and $6,215,000 in 2007 and 2006, respectively.  Net realized gains (losses) on investments were ($2,521,000) and $22,000 in 2007 and 2006, respectively.  Net realized gains and losses on investments primarily result from our efforts to manage credit quality, duration and sector allocation of the investment portfolio as well as to balance our foreign currency denominated invested assets with our foreign currency denominated liabilities.  Also in 2007, Platinum UK sold securities in order to execute transactions in connection with its Scheme of Operations.  See Note 7 of the Notes to the Condensed Consolidated Financial Statements.  We recorded a charge of $809,000 relating to other-than-temporary impairments which was included within net realized losses on investments in the consolidated statement of operations in 2007.

Other expense for the nine months ended September 30, 2007 and 2006 was $3,645,000 and $1,927,000, respectively.  Other expense in 2007 includes $357,000 of net unrealized losses relating to changes in fair value of fixed maturity securities classified as trading, $347,000 of net expense on reinsurance contracts accounted for as deposits, an expense of $900,000 relating to an option to purchase reinsurance which was not exercised and an expense of $2,100,000 for the fair value adjustment of an insurance linked derivative contract.  Other expense in 2006 includes $1,404,000 of net unrealized losses relating to fixed maturity securities classified as trading and $573,000 of net expense relating to reinsurance contracts accounted for as deposits.

Net losses and LAE and the resulting net loss and LAE ratios for the nine months ended September 30, 2007 and 2006 were as follows ($ in thousands):
	2007	2006	Increase (decrease)
Net losses and LAE	$510,267	585,666	$(75,399)
Net loss and LAE ratios	58.6%	57.4%	1.2 points

The decrease in net losses and LAE in 2007 as compared to 2006 was primarily due to the decrease in net premiums earned, partially offset by losses of $32,645,000 from European storm Kyrill and $11,428,000 from floods in the United Kingdom in 2007.  The increase in the net loss and LAE ratio in 2007 as compared to 2006 was primarily due to the net losses from Kyrill and the floods in the United Kingdom, as compared with no major catastrophe losses in 2006.  Net losses and LAE and the resulting net loss and LAE ratios were also impacted by net favorable loss development of $47,671,000, representing 5.5% of net premiums earned in 2007, and $33,583,000 representing 3.3% of net premiums earned during 2006.  The net loss and LAE ratios were also affected by changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the nine months ended September 30, 2007 and 2006 were as follows ($ in thousands):
	2007	2006	Decrease
Net acquisition expenses	$156,392	220,285	$63,893
Net acquisition expense ratios	18.0%	21.6%	3.6 points

The decrease in net acquisition expenses in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned.  The decrease in the net acquisition expense ratio in 2007 as compared with 2006 was primarily due to the decrease in the Property and Marine segment of assumed proportional business with relatively higher acquisition expense ratios and an increase in catastrophe excess business with a relatively lower acquisition expense ratio.  The decrease in the net acquisition expense ratio was also attributable to a decrease in umbrella premiums in the Casualty segment which had a higher net acquisition expense ratio relative to the remainder of the business.

Operating expenses for the nine months ended September 30, 2007 and 2006 were $77,475,000 and $71,728,000, respectively.  Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings and its non-operating intermediate holding company subsidiaries.  The increase in 2007 was due to increased compensation and related expenses and increased fees relating to the RenRe Agreement as a result of increased property catastrophe premiums.

Net foreign currency exchange gains for the nine months ended September 30, 2007 and 2006 were $2,887,000 and $461,000, respectively.  The net foreign currency exchange gain in 2007 is the result of our holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily Euros and GBP, while the U.S. dollar declined in value against these currencies.

Interest expense for the nine months ended September 30, 2007 and 2006 was $16,368,000 and $16,352,000, respectively.  The amounts are substantially the same as the debt outstanding and related interest rates in 2007 and 2006 were unchanged.

Income tax expense and the effective income tax rates for the nine months ended September 30, 2007 and 2006 were as follows ($ in thousands):
	2007	2006	Decrease
Income tax expense	$13,175	18,958	$5,783
Effective income tax rates	4.9%	7.2%	2.3 points

The decrease in income tax expense is due to the decrease in the effective income tax rate in 2007 as compared with 2006.  The decrease in the effective income tax rate was the result of a greater portion of income before income tax expense being generated by Platinum Holdings and Platinum Bermuda in 2007, which are not subject to corporate income tax.  In 2007, the combined net income derived from Platinum Holdings and Platinum Bermuda was 80.0% as compared to 77.4% in 2006.  The effective tax rate in any given year is based on income before income tax expense of our subsidiaries that operate in various jurisdictions, each of which has its own corporate income tax rate.

Segment Information

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses.  Total underwriting income is reconciled to income before income tax expense.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments for the three and nine months ended September 30, 2007 and 2006 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total
Three months ended September 30, 2007:
Net premiums written	$142,549	141,214	8,369	$292,132
Net premiums earned	128,380	153,938	7,992	290,310
Net losses and LAE	43,396	110,365	10,162	163,923
Net acquisition expenses	18,549	33,403	(507)	51,445
Other underwriting expenses	12,086	8,304	367	20,757
Segment underwriting income (loss)	$54,349	1,866	(2,030)	54,185

Net investment income				54,283
Net realized losses on investments				(864)
Net foreign currency exchange gains				1,429
Other expense				(659)
Corporate expenses not allocated to segments				(7,404)
Interest expense				(5,457)
Income before income tax expense				$95,513

Ratios:
Net loss and LAE	33.8%	71.7%	127.2%	56.5%
Net acquisition expense	14.4%	21.7%	(6.3%)	17.7%
Other underwriting expense	9.4%	5.4%	4.6%	7.1%
Combined	57.6%	98.8%	125.5	81.3%

	Property and Marine	Casualty	Finite Risk	Total
Three months ended September 30, 2006:
Net premiums written	$83,018	202,302	12,680	$298,000
Net premiums earned	97,686	214,427	27,496	339,609
Net losses and LAE	17,181	149,698	24,549	191,428
Net acquisition expenses	14,895	54,503	5,596	74,994
Other underwriting expenses	8,608	9,464	1,991	20,063
Segment underwriting income (loss)	$57,002	762	(4,640)	53,124

Net investment income				48,302
Net realized gains on investments				(57)
Net foreign currency exchange gains				(228)
Other expense				1,714
Corporate expenses not allocated to segments				(5,285)
Interest expense				(5,452)
Income before income tax expense				$92,118

Ratios:
Net loss and LAE	17.6%	69.8%	89.3%	56.4%
Acquisition expense	15.2%	25.4%	20.4%	22.1%
Other underwriting expense	8.8%	4.4%	7.2%	5.9%
Combined	41.6%	99.6%	116.9	84.4%

Nine Months Ended September 30, 2007:
Net premiums written	$399,429	455,945	23,398	$878,772
Net premiums earned	373,226	471,802	26,048	871,076
Net losses and LAE	149,265	340,740	20,262	510,267
Net acquisition expenses	50,748	105,499	145	156,392
Other underwriting expenses	32,696	21,463	1,994	56,153
Segment underwriting income	$140,517	4,100	3,647	148,264

Net investment income				160,666
Net realized losses on investments				(2,521)
Net foreign currency exchange gains				2,887
Other expense				(3,645)
Corporate expenses not allocated to segments				(21,322)
Interest expense				(16,368)
Income before income tax expense				$267,961

Ratios:
Net loss and LAE	40.0%	72.2%	77.8%	58.6%
Net acquisition expense	13.6%	22.4%	0.6%	18.0%
Other underwriting expense	8.8%	4.5%	7.7%	6.4%
Combined	62.4%	99.1%	86.1%	83.0%

Property and Marine	Casualty	Finite Risk	Total
Nine Months Ended September 30, 2006:
Net premiums written	$333,906	583,950	(16,816)	$901,040
Net premiums earned	342,322	573,168	105,485	1,020,975
Net losses and LAE	104,876	394,087	86,703	585,666
Net acquisition expenses	55,783	141,025	23,477	220,285
Other underwriting expenses	27,642	23,487	3,935	55,064
Segment underwriting income (loss)	$154,021	14,569	(8,630)	159,960

Net investment income				137,165
Net realized gains on investments				22
Net foreign currency exchange gains				461
Other expense				(1,927)
Corporate expenses not allocated to segments				(16,664)
Interest expense				(16,352)
Income before income tax expense				$262,665

Ratios:
Net loss and LAE	30.6%	68.8%	82.2%	57.4%
Net acquisition expense	16.3%	24.6%	22.3%	21.6%
Other underwriting expense	8.1%	4.1%	3.7%	5.4%
Combined	55.0%	97.5%	108.2%	84.4%

Property and Marine

The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets.  This business includes property catastrophe excess-of-loss contracts, property per-risk excess-of-loss contracts and property proportional contracts.  This operating segment represented 48.8% and 27.8% of our net premiums written during the three months ended September 30, 2007 and 2006, respectively, and 45.4% and 37.1% of our net premiums written in the nine months ended September 30, 2007 and 2006, respectively.

 Three Months Ended September 30, 2007 as Compared with the Three Months Ended September 30, 2006

Gross, ceded and net premiums written and earned for the three months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Gross premiums written	$146,948	100,382	$46,566
Ceded premiums written	4,399	17,364	(12,965)
Net premiums written	142,549	83,018	59,531

Gross premiums earned	131,884	123,597	8,287
Ceded premiums earned	3,504	25,911	(22,407)
Net premiums earned	$128,380	97,686	$30,694

The increase in gross premiums written in 2007 as compared with 2006 was primarily in the catastrophe excess classes.  The increase is also due, in part, to different methods of estimating net premiums written between Platinum UK and Platinum Bermuda, which resulted in an increase in gross and net premiums written of approximately $35,031,000 and $27,541,000, respectively, in 2007 as compared with 2006.  The decline in ceded premiums written is attributable to the non-renewal in 2007 of the Property Quota Share Agreement.  The increase in net premiums earned in 2007 as compared with 2006 was primarily due to the increase in net premiums written.

Net losses and LAE and the resulting net loss and LAE ratios for the three months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase
Net losses and LAE	$43,396	17,181	$26,215
Net loss and LAE ratios	33.8%	17.6%	16.2 points

The increases in net losses and LAE and related ratios in 2007 as compared with 2006 were primarily due to the increase in net premiums earned as well as to less net favorable loss development.  Net favorable loss development was $13,898,000 in 2007, representing 10.9% of net premiums earned, and $26,179,000 in 2006, representing 26.6% of net premiums earned.  Net losses in 2007 include catastrophe losses, including losses resulting from floods in the United Kingdom, totaling $4,882,000, which represent 3.8% of net premiums earned in 2007 as compared with no losses from major catastrophes in the same period during 2006.  Exclusive of the catastrophe losses and net favorable loss development, the net loss and LAE ratio decreased by approximately 3.1% in 2007 as compared to 2006 due to an increase in the proportion of catastrophe excess business, which, because of the low level of catastrophes, had a lower loss and LAE ratio than the remainder of the segment.  The increased property catastrophe underwriting profits were partially offset by storm losses in the international crop class.  The net loss and LAE ratios were also affected by other changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the three months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Net acquisition expenses	$18,549	14,895	$3,654
Net acquisition expense ratios	14.4%	15.2%	(0.8) points

The increase in net acquisition expenses in 2007 as compared with 2006 was primarily due to the increase in net premiums earned.  The decrease in the net acquisition expense ratio in 2007 as compared with 2006 was primarily due to the continued decrease in property proportional business and an increase in property catastrophe excess business, which had a lower acquisition expense ratio than property proportional business.  Net acquisition expenses includes increases in adjustable commissions of $1,540,000 in 2007, representing 1.2% of net premiums earned, related to favorable net loss development from prior years as compared with increases of $1,436,000 in 2006, representing 1.5% of net premiums earned.  The net acquisition expense ratios were also impacted by other changes in the mix of business.

Other underwriting expenses in 2007 and 2006 were $12,086,000 and $8,608,000, respectively.  The increase in 2007 as compared with 2006 was due to increased compensation costs as well as increased fees relating to the RenRe Agreement.  Other underwriting expenses in 2007 and 2006 include fees of $2,724,000 and $1,453,000, respectively, relating to the RenRe Agreement, which increased as a result of increased property catastrophe premiums.  Additionally, an increased percentage of underwriting costs are allocated to the Property and Marine segment in 2007 as compared with 2006 as the segment represents an increasing percentage of the written premium and underwriting operations.

 Nine Months Ended September 30, 2007 as Compared with the Nine Months Ended September 30, 2006

Gross, ceded and net premiums written and earned for the nine months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Gross premiums written	$416,676	409,561	$7,115
Ceded premiums written	17,247	75,655	(58,408)
Net premiums written	399,429	333,906	65,523

Gross premiums earned	391,064	404,560	(13,496)
Ceded premiums earned	17,838	62,238	(44,400)
Net premiums earned	$373,226	342,322	$30,904

Gross premiums written in 2007 are comparable to 2006, however, there are significant increases in the property catastrophe excess classes that were substantially offset by decreases in the proportional classes.  The decline in ceded premiums written was attributable to the non-renewal in 2007 of the Property Quota Share Agreement.  Net premiums earned in 2007 increased primarily as a result of the decrease in ceded premiums.

Net losses and LAE and the resulting net loss and LAE ratios for the nine months ended September 30, 2007 and 2006 were as follows ($ in thousands):
	2007	2006	Increase
Net losses and LAE	$149,265	104,876	$44,389
Net loss and LAE ratios	40.0%	30.6%	9.4 points

The increase in net losses and LAE and related ratios in 2007 were primarily due to losses of $32,645,000 from European storm Kyrill and $11,428,000 from floods in the United Kingdom in 2007, representing 12.0% of net premiums earned, as compared with no losses from major catastrophes during 2006.  Net favorable loss development was $40,848,000 in 2007, representing 10.9% of net premiums earned, as compared with $43,571,000 during 2006, representing 12.7% of net premiums earned.  Exclusive of losses related to Kyrill, the floods in the United Kingdom and net favorable development, the net loss and LAE ratio decreased by approximately 3.5% due primarily to the increase in the proportion of catastrophe excess business which has a lower loss and LAE ratio than the remainder of the segment.  The net loss and LAE ratios were also affected by other changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the nine months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$50,748	55,783	$5,035
Net acquisition expense ratios	13.6%	16.3%	2.7 points

The decreases in net acquisition expenses and the net acquisition expense ratio in 2007 as compared with 2006 were primarily due to a decrease in property proportional business and an increase in property catastrophe excess business, which has a lower acquisition expense ratio than property proportional business.  The net acquisition expense ratios were also impacted by changes in the mix of business.

    Other underwriting expenses in 2007 and 2006 were $32,696,000 and $27,642,000, respectively.  The increase in 2007 as compared with 2006 was due to increased compensation costs and increased fees relating to the RenRe Agreement.  Other underwriting expenses in 2007 and 2006 include fees of $7,776,000 and $6,292,000, respectively, relating to the RenRe Agreement.  Additionally, an increased percentage of underwriting costs are allocated to the Property and Marine segment in 2007 as compared with 2006 as the segment represents an increasing percentage of the written premium and underwriting operations.

        Casualty

The Casualty operating segment principally includes reinsurance contracts that cover umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health.  This operating segment represented 48.3% and 67.9% of our net premiums written during the three months ended September 30, 2007 and 2006, respectively, and 51.9% and 64.8% of our net premiums written during the nine months ended September 30, 2007 and 2006, respectively.

 Three Months Ended September 30, 2007 as Compared with the Three Months Ended September 30, 2006

Gross, ceded and net premiums written and earned for the three months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Gross premiums written	$141,214	202,395	$61,181
Ceded premiums written	–	93	93
Net premiums written	141,214	202,302	61,088

Gross premiums earned	153,957	214,521	60,564
Ceded premiums earned	19	94	75
Net premiums earned	$153,938	214,427	$60,489

The decrease in net premiums written in 2007 as compared with 2006 was primarily due to decreases across most North American casualty classes of approximately $58,564,000, of which $39,201,000 was in the umbrella class.  The decrease reflects fewer opportunities that met our underwriting standards.  The decrease in net premiums earned was the result of the decrease in net premiums written.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE and the resulting net loss and LAE ratios for the three months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Net losses and LAE	$110,365	149,698	$(39,333)
Net loss and LAE ratios	71.7%	69.8%	1.9 points

The decrease in net losses and LAE in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned, partially offset by an increase in the net loss and LAE ratio.  The increase in the net loss and LAE ratio in 2007 as compared with 2006 was due to higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy.  Net losses and LAE included net unfavorable loss development of approximately $954,000 in 2007, representing 0.6% of net premiums earned, as compared with $582,000 during 2006 representing 0.3% of net premiums earned.  The net loss and LAE ratio in 2007 was also affected by the changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the three months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$33,403	54,503	$21,100
Net acquisition expense ratios	21.7%	25.4%	3.7 points

The decrease in net acquisition expenses in 2007 as compared with 2006 was due to the decrease in net premiums earned.  The decrease in the net acquisition expense ratios is due primarily to the reduction of an adjustable commission of $2,968,000, representing 1.9% of net premiums earned in 2007.  Additionally, the decrease in the acquisition expense ratio is attributable to the decrease in umbrella premiums which have a higher acquisition expense ratio than the remainder of the segment.  The acquisition expense ratios are also impacted by other changes in the mix of business.

Other underwriting expenses for the three months ended September 30, 2007 and 2006 were $8,304,000 and $9,464,000, respectively.  The decrease in 2007 as compared with 2006 was due primarily to a lower percentage of underwriting expenses allocated to the Casualty segment and a higher percentage allocated to the Property and Marine segment as a result of the shift of business more towards property.

Nine Months Ended September 30, 2007 as Compared with the Nine Months Ended September 30, 2006

Gross, ceded and net premiums written and earned for the nine months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Gross premiums written	$455,996	584,026	$128,030
Ceded premiums written	51	76	25
Net premiums written	455,945	583,950	128,005

Gross premiums earned	471,845	573,244	101,399
Ceded premiums earned	43	76	33
Net premiums earned	$471,802	573,168	$101,366

The decrease in net premiums written in 2007 as compared with 2006 was primarily due to decreases in business underwritten in 2006 and 2007 across most North American casualty classes, with the most significant decreases in the umbrella, occurrence based excess casualty and first dollar general liability classes.  The decreases are the result of fewer opportunities that met our underwriting standards.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE and the resulting net loss and LAE ratios for the nine months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Net losses and LAE	$340,740	394,087	$(53,347)
Net loss and LAE ratios	72.2%	68.8%	3.4 points

The decrease in net losses and LAE in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned, partially offset by an increase in the net loss and LAE ratio.  The increase in the net loss and LAE ratio in 2007 as compared with 2006 was due to higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy.  The net loss and LAE ratio in 2007 was also affected by the changes in the mix of business within the segment toward contracts with higher loss and LAE ratios and lower acquisition expense ratios compared with 2006.

Net acquisition expenses and resulting net acquisition expense ratios for the nine months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$105,499	141,025	$35,526
Net acquisition expense ratios	22.4%	24.6%	2.2 points

The decrease in net acquisition expenses in 2007 as compared with 2006 was due to the decrease in net premiums earned.  The decrease in the net acquisition expense ratio in 2007 as compared with the same period during 2006 is due to decreases in the North American umbrella and first dollar general liability classes, both of which had higher acquisition expense ratios than the remainder of the segment.  Net acquisition expenses include decreases in adjustable commissions of $4,551,000 in 2007, representing 0.9% of net premiums earned, related to favorable net loss development from prior years as compared with decreases of $1,725,000 in 2006, representing 0.3% of net premiums earned.

       Other underwriting expenses were $21,463,000 and $23,487,000 for the nine months ended September 30, 2007 and 2006, respectively.  The decrease in 2007 as compared with 2006 was due primarily to a lower percentage of underwriting expenses allocated to the Casualty segment and a higher percentage allocated to the Property and Marine segment as a result of the shift of business more towards property.

     Finite Risk

The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our downside risk, reinsurance contracts that we classify as finite risk provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products.  The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of our finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.  Due to the often significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and loss adjustment expense ratio and net acquisition expense ratio.  The ongoing industry-wide investigations by legal and regulatory authorities into potential misuse of finite products have curtailed demand for these products in 2007 and 2006.  This operating segment represented 2.9% and 4.3% of our net premiums written during the three months ended September 30, 2007 and 2006, respectively, and 2.7% and (1.9%) of our net premiums written during the nine months ended September 30, 2007 and 2006, respectively.

 Three Months Ended September 30, 2007 as Compared with the Three Months Ended September 30, 2006

Gross, ceded and net premiums written and earned for the three months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Gross premiums written	$8,368	16,848	$8,480
Ceded premiums written	(1)	4,168	4,169
Net premiums written	8,369	12,680	4,311

Gross premiums earned	7,992	31,664	23,672
Ceded premiums earned	–	4,168	4,168
Net premiums earned	$7,992	27,496	$19,504

The Finite Risk segment consists of a small number of contracts that can be large in premium size and, consequently, overall premium volume may vary significantly from year to year.  The decrease in net premiums written and earned in 2007 compared with 2006 was primarily due to the expiration of three finite casualty contracts.

Net losses and LAE, net acquisition expenses and the resulting net loss and LAE and acquisition ratios for the three months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Net losses and LAE	$10,162	24,549	$(14,387)
Net loss and LAE ratios	127.2%	89.3%	37.9 points

Net acquisition expenses	$(507)	5,596	$(6,103)
Net acquisition expense ratios	(6.3%)	20.4%	(26.7) points

Net losses, LAE and acquisition expenses	$9,655	30,145	$(20,490)
Net loss, LAE and acquisition expense ratios	120.9%	109.7%	11.2 points

The decrease in net losses, LAE and acquisition expenses in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned.  The increase in the net loss, LAE and acquisition expense ratio in 2007 as compared with 2006 was due to an increase in 2007 of the loss ratio on a multi-year surety program as well as the impact of net unfavorable development from prior years.  Net unfavorable development was $1,410,000 in 2007, representing 17.6% of net premiums earned, as compared with approximately $3,823,000 in 2006, representing 13.9% of net premiums earned.

Other underwriting expenses for the three months ended September 30, 2007 and 2006 were $367,000 and $1,991,000, respectively.  The decrease in 2007 as compared with 2006 was due to a decline in underwriting activity in the segment in addition to a lower percentage of underwriting expenses allocated to the segment and a higher percentage of underwriting expenses allocated to the Property and Marine segment by Platinum Bermuda as a result of the shift of its business more towards property.

Nine Months Ended September 30, 2007 as Compared with the Nine Months Ended September 30, 2006

Gross, ceded and net premiums written and earned for the nine months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Gross premiums written	$21,455	(8,790)	$30,245
Ceded premiums written	(1,943)	8,026	(9,969)
Net premiums written	23,398	(16,816)	40,214

Gross premiums earned	24,106	114,864	(90,758)
Ceded premiums earned	(1,942)	9,379	(11,321)
Net premiums earned	$26,048	105,485	$(79,437)

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

Net losses and LAE, net acquisition expenses and the resulting net loss and LAE and acquisition ratios for the nine months ended September 30, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net losses and LAE	$20,262	86,703	$66,441
Net loss and LAE ratios	77.8%	82.2%	4.4 points

Net acquisition expenses	$145	23,477	$23,332
Net acquisition expense ratios	0.6%	22.3%	21.7 points

Net losses, LAE and acquisition expenses	$20,407	110,180	$89,773
Net loss, LAE and acquisition expense ratios	78.4%	104.5%	26.1 points

The decrease in net losses, LAE and acquisition expenses in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned.  The decrease in the net loss, LAE and acquisition expense ratio was primarily due to the difference in net favorable development from prior years.  Net favorable development was $3,099,000 in 2007, representing 11.5% of net premiums earned, as compared with net unfavorable development of approximately $9,853,000 in 2006, representing 9.5% of net premiums earned.  Also contributing to the decrease in the net loss, LAE and acquisition ratio in 2007 was the expiration of a significant finite casualty proportional contract that had a higher combined ratio than the remainder of the Finite Risk segment.

Other underwriting expenses for the nine months ended September 30, 2007 and 2006 were $1,994,000 and $3,935,000, respectively.  The decrease in 2007 as compared with 2006 was due to a decline in underwriting activity in the segment in addition to a lower percentage of underwriting expenses allocated to the segment and a higher percentage of underwriting expenses allocated to the Property and Marine segment by Platinum Bermuda as a result of the shift of its business more towards property.

 Financial Condition, Liquidity and Capital Resources

        Financial Condition

    Cash and cash equivalents and investments as of September 30, 2007 and December 31, 2006 were as follows ($ in thousands):

	September 30, 2007	December 31, 2006	Increase (decrease)
Cash and cash equivalents	$771,530	851,652	$(80,122)
Fixed maturity securities	3,592,453	3,334,645	257,808
Preferred stocks	9,667	10,772	(1,105)
Short-term investments	33,602	27,123	6,479
Other invested asset	–	4,745	(4,745)
Total	$4,407,252	4,228,937	$178,315

The net increase in total cash and cash equivalents and investments as of September 30, 2007 as compared with December 31, 2006 was due to positive net cash flows from operations in 2007.  Our available-for-sale and trading portfolios are composed primarily of diversified, high quality, predominantly publicly traded fixed maturity securities.  Our investment portfolio, excluding cash and cash equivalents, had a weighted average duration of 2.79 years as of September 30, 2007.  We maintain and periodically update our overall duration target for the portfolio and routinely monitor the composition of and cash flows from the portfolio to maintain the liquidity necessary to meet our obligations.

Certain assets and liabilities associated with underwriting include significant estimates.  Reinsurance premiums receivable, deferred acquisition costs, unpaid losses and LAE, unearned premiums and commissions payable all represent or include significant estimates.  Reinsurance premiums receivable as of September 30, 2007 of $299,295,000 included $244,259,000 that was based upon estimates.  Reinsurance premiums receivable as of December 31, 2006 of $377,183,000 included $315,243,000 that was based upon estimates.  The decrease in reinsurance premiums receivable as of September 30, 2007 as compared with December 31, 2006 was due to the decrease in premiums written.  An allowance for uncollectible reinsurance premiums is considered for possible non-payment of such amounts due, as deemed necessary.  As of September 30, 2007, based on our historical experience, the general profile of our ceding companies and our ability, in most cases, to contractually offset reinsurance premiums receivable with losses and LAE or other amounts payable to the same parties, we did not establish an allowance for uncollectible reinsurance premiums receivable.

    Gross unpaid losses and LAE as of September 30, 2007 of $2,363,274,000 included $1,692,558,000 of estimates of claims that are incurred but not reported ("IBNR").  Gross unpaid losses and LAE as of December 31, 2006 of $2,368,482,000 included $1,648,635,000 of IBNR.

Commissions payable as of September 30, 2007 of $105,725,000 included $91,878,000 that was based upon premium estimates.  Commissions payable as of December 31, 2006 of $140,835,000 included $124,906,000 that was based upon premium estimates.  The decrease in commissions payable as of September 30, 2007 as compared with December 31, 2006 was due to the decrease in premiums written and is consistent with the decrease in reinsurance premiums receivable.

    We entered into an agreement on July 1, 2007 whereby we may recover up to $116,000,000 from the counterparty if modeled losses from a second catastrophe event exceed a specified attachment point.  The coverage period ends on December 31, 2007.  This agreement has been accounted for as a derivative and recorded at fair value.

Sources of Liquidity

Our consolidated sources of funds consist primarily of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, issuance of securities and actual cash and cash equivalents held by us.  Net cash flows provided by operations, excluding trading security activities, for the nine months ended September 30, 2007 were $388,939,000.

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

In addition to the net cash flows generated from operations, we have an effective universal shelf registration statement whereby we may issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of the above, including debt securities of Platinum Finance unconditionally guaranteed by Platinum Holdings.  This shelf registration statement had approximately $440,000,000 of remaining capacity as of September 30, 2007.  We also have a five year, $400,000,000 credit facility with a syndicate of lenders available for revolving borrowings and letters of credit.  The credit facility is generally available for our working capital, liquidity, letters of credit and general corporate requirements and those of our subsidiaries.  As of September 30, 2007 this facility had $331,737,000 of capacity available to us.

    Liquidity Requirements

Our principal consolidated cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, dividends to our preferred and common shareholders, the servicing of debt, capital expenditures, purchase of retrocessional contracts and payment of taxes.

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

      Capital Resources

The Company does not have any material commitments for capital expenditures as of September 30, 2007.

      Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements and, therefore, there is no effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources from these types of arrangements.

        Contractual Obligations

There have been no material changes to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition – Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

 Current Outlook

From January through October of 2007 approximately 95% of our business was up for renewal.  The estimated ultimate net premium of our business underwritten in 2007 was approximately 5% less than our business underwritten in 2006 as terms and conditions improved in some lines of business and deteriorated in others.

For the Property and Marine segment, during 2007 we achieved average rate increases of over 20% on our U.S. property catastrophe excess renewal business while rates on our non-U.S. property catastrophe excess renewal business were approximately equal to expiring.  In addition, we have achieved average rate increases of approximately 9% on our marine renewal business.  Per risk excess rates were approximately equal to expiring in both our U.S. and non-U.S. renewal business.

From January through October of 2007 we wrote approximately 25% more U.S. catastrophe excess-of-loss premium than we did during 2006.  We elected not to renew the collateralized Property Quota Share Agreement.  As a consequence of reducing our use of retrocession and writing a larger gross portfolio of catastrophe excess-of-loss business in 2007, our net retained risk and potential profit has increased for 2007.  For 2007 we plan to deploy capacity such that up to approximately 22.5% of our total capital could be exposed to an event with a probability of 1 in 250 years.

The lack of significant catastrophe activity in 2006 and so far in 2007 has contributed to excellent financial results, stronger balance sheets and increased capacity for many reinsurers.  We believe that all classes within the Property and Marine segment will experience some rate deterioration for the remainder of 2007 and in early 2008.

For the Casualty segment, although we believe that the market generally offers adequate returns, pricing has been softening.  Ceding companies are willing to increase retentions and reinsurers are competing for participation on the best contracts.  During 2007 rate changes by class of business have ranged from an increase of approximately 9% to a decrease of approximately 13%, however, the overall average was a decrease of approximately 4%, against a background of upward trending loss costs.  As a result, we believe the business underwritten in 2007 will have a lower level of expected profitability as compared with the business underwritten in 2006.

From January through October of 2007 we wrote approximately 26% less casualty business than we did during 2006.  We expect market conditions will continue to weaken through the remainder of 2007 and that fewer casualty opportunities will be attractive.  We believe that financial security remains a significant concern for buyers of long-tailed reinsurance protection who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record.  We believe that our rating, capitalization and reputation as a lead casualty reinsurer position us well to write profitable business as opportunities arise.

In the Finite Risk segment, we believe that the ongoing investigations by the Securities and Exchange Commission (the "SEC"), the office of the Attorney General for the State of New York, the U.S. Attorney for the Southern District of New York as well as various non-U.S. regulatory authorities continues to reduce demand for limited risk transfer products.  We believe we can deploy our human and financial capital more profitably in other lines of business.  As a result, we are devoting fewer underwriting and pricing resources to this segment than in prior years.  We expect the relatively low level of demand will continue during 2007.  We expect to continue to focus our efforts on our Property and Marine and Casualty segments.

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

 Critical Accounting Estimates

It is important to understand our accounting estimates in order to understand our financial position and results of operations.  We consider certain of these estimates to be critical to the presentation of the financial results since they require management to make estimates and valuation assumptions.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Certain of the estimates and assumptions result from judgments that are necessarily subjective and, consequently, actual results may materially differ from these estimates.  Our critical accounting estimates include premiums written and earned, unpaid losses and LAE, valuation of investments and evaluation of risk transfer.  For a detailed discussion of the Company’s critical accounting estimates please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no material changes in the application of the Company’s critical accounting estimates subsequent to December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market and Credit Risk

Our principal invested assets are fixed maturity securities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower's ability to meet its debt service obligations.  Our strategy to limit this risk is to place our investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or asset class.  We also select investments with characteristics such as duration, yield, currency and liquidity to reflect, in the aggregate, the underlying characteristics of our unpaid losses and LAE.  We attempt to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating for our portfolio of A2 as defined by Moody's Investor Service ("Moody’s").  As of September 30, 2007, the portfolio, excluding cash, cash equivalents and short-term investments, had a dollar weighted average credit rating of Aa1 as defined by Moody’s.

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

 Interest Rate Risk

We are exposed to fluctuations in interest rates.  Movements in rates can result in changes in the market value of our fixed maturity portfolio and can cause changes in the actual timing of receipt of principal payments of certain securities.  Rising interest rates result in a decrease in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to extension risk.  Conversely, a decrease in interest rates will result in an increase in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk.  An aggregate hypothetical impact on the market value of our fixed maturity portfolio, generated from an immediate parallel shift in the treasury yield curve, as of September 30, 2007 is as follows ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp
Total market value	$3,693,183	3,643,461	3,592,453	3,539,643	$3,485,555
Percent change in market value	2.8%	1.4%		(1.5%)	(3.0%)
Resulting unrealized appreciation / (depreciation)	$51,258	1,536	(49,472)	(102,282)	$(156,370)

 Foreign Currency Exchange Rate Risk

We write business on a worldwide basis.  Consequently, our principal exposure to foreign currency risk is the transaction of business in foreign currencies.  Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency.  We intend to minimize our exposure to large foreign currency risks by holding invested assets denominated in non-U.S. dollar currencies to offset liabilities denominated in the same foreign currencies.  We may from time to time hold more non-U.S. dollar denominated assets than non-U.S. dollar liabilities.

 Sources of Fair Value

The following table presents the carrying amounts and estimated fair values of our financial instruments as of September 30, 2007 ($ in thousands):
	Carrying Amount	Fair Value
Financial assets:
Fixed maturity securities	$3,592,453	$3,592,453
Preferred stocks	9,667	9,667
Short-term investments	33,602	33,602
Financial liabilities:
Debt obligations	$292,840	$301,685

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

 Changes in Internal Control over Financial Reporting

No changes occurred during the quarter ended September 30, 2007 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Following is a summary of purchases by us of our common shares during the quarterly period ended September 30, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans *	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2007 – July 31, 2007	200,000	$33.44	200,000	$243,312,000
August 1, 2007 – August 31, 2007	2,229,000	33.47	2,229,000	168,701,000
September 1, 2007 – September 30, 2007	667,228	34.62	667,228	145,603,000
Total	3,096,228	$33.72	3,096,228	$145,603,000

*
On August 4, 2004, the Company announced that its Board of Directors had approved a plan to repurchase up to $50,000,000 of its common shares.  On July 26, 2007 the Board approved an increase to the existing repurchase plan of $222,561,000 resulting in authority as of such date to repurchase up to a total of $250,000,000 under the plan.  On October 25, 2007, the Board approved an additional increase to the repurchase plan of $104,397,273, resulting in authority as of such date to repurchase up to a total of $250,000,000 under the plan.

Item 6. EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 1 effective October 3, 2007 to Trust Agreement effective January 1, 2003 among Platinum Bermuda, Platinum US and State Street Bank.
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: October 31, 2007	/s/ Michael D. Price
By: Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2007	/s/ James A. Krantz
By: James A. Krantz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)