Form 10-K
period 2007-12-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2008-02-29
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  X    No ___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes     No X__

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  X     No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer , a non-accelerated filer or a smaller reporting company.
Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes       No X___

The aggregate market value of common shares held by non-affiliates of the registrant as of June 29, 2007, the last business day of our most recently completed second fiscal quarter, was $1,855,913,579 based on the closing sale price of $34.75 per common share on the New York Stock Exchange on that date.  For purposes of this computation only, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

As of February 15, 2008, there were outstanding 52,618,354 common shares, par value $0.01 per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2008 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda holding company organized in 2002.  Platinum Holdings and its subsidiaries are collectively referred to as the "Company".  The terms "we", "us", and "our" also refer to Platinum Holdings and its consolidated subsidiaries, unless the context otherwise indicates.  "Platinum Bermuda" refers to Platinum Underwriters Bermuda, Ltd., a Bermuda reinsurance company and wholly owned subsidiary of Platinum Holdings.  "Platinum Regency" refers to Platinum Regency Holdings, an intermediate holding company domiciled in Ireland and a wholly owned subsidiary of Platinum Holdings.  "Platinum UK" refers to Platinum Re (UK) Limited, a reinsurance company domiciled in the United Kingdom and a wholly owned subsidiary of Platinum Regency.  "Platinum Finance" refers to Platinum Underwriters Finance, Inc., an intermediate holding company in the U.S. and a wholly owned subsidiary of Platinum Regency.  "Platinum US" refers to Platinum Underwriters Reinsurance, Inc., a reinsurance company based in the United States and a wholly owned subsidiary of Platinum Finance.  Platinum Administrative Services, Inc. is a U.S. company and a wholly owned subsidiary of Platinum Finance that provides administrative services to the Company.  Platinum UK Services Company Limited is a wholly owned subsidiary of Platinum Bermuda based in the United Kingdom that provides administrative services to Platinum Bermuda.

Note On Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

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

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Form 10-K should not be considered as a representation by us or any other person that our objectives or plans will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

(1)	significant weather-related or other natural or man-made disasters over which we have no control;

(2)	the effectiveness of our loss limitation methods and pricing models;

(3)	the adequacy of our liability for unpaid losses and loss adjustment expenses;

(4)	our ability to maintain our A.M. Best Company, Inc. rating;

(5)	the cyclicality of the property and casualty reinsurance business;

(6)	conducting operations in a competitive environment;

(7)	our ability to maintain our business relationships with reinsurance brokers;

(8)	the availability of retrocessional reinsurance on acceptable terms;

(9)	market volatility and interest rate and currency exchange rate fluctuation;

(10)	tax, regulatory or legal restrictions or limitations applicable to us or the property and casualty reinsurance business generally;

(11)	general political and economic conditions, including the effects of civil unrest, acts of terrorism, war or a prolonged U.S. or global economic downturn or recession; and

(12)	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion.

As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us.  The foregoing factors, which are discussed in more detail in Item 1A – “Risk Factors”, should not be construed as exhaustive.  Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

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

Excess-of-Loss and Proportional Reinsurance

Reinsurance can be written on either an excess-of-loss basis or a proportional basis (which is also referred to as pro-rata or quota share).  In the case of excess-of-loss reinsurance, the reinsurer assumes all or a specified portion of the ceding company’s risks in excess of a specified claim amount, referred to as the ceding company’s retention or the reinsurer’s attachment point, subject to a negotiated reinsurance contract limit.  For example, property catastrophe excess-of-loss reinsurance provides coverage to a ceding company when its aggregate claims arising from a single occurrence during a covered period, such as a hurricane or an earthquake, exceed the attachment point specified in the reinsurance contract.  Other forms of excess-of-loss reinsurance respond when one or more individual claims exceed the ceding company’s retention.  Premiums for excess-of-loss reinsurance may be a specified dollar amount or a percentage of the premium charged by the ceding company.

Reinsurers manage their underwriting risk from excess-of-loss contracts by charging reinsurance premiums at specific retention levels, independent of the premiums charged by ceding companies, and based upon their own underwriting assumptions.  Because ceding companies typically retain a larger loss exposure under excess-of-loss contracts, we believe that they typically have a strong incentive to underwrite risks and adjust losses in a prudent manner.

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

Treaty and Facultative Reinsurance

Reinsurance can be written either through treaty or facultative reinsurance arrangements.  In treaty reinsurance, the ceding company cedes, and the reinsurer assumes, a specified portion of a type or category of insurance policies issued by the ceding company.  In facultative reinsurance, the ceding company cedes, and the reinsurer assumes, all or part of a specific insurance policy or policies.  Substantially all of the reinsurance that we underwrite is on a treaty basis.  We underwrite facultative reinsurance in limited and opportunistic circumstances.

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

Generally, reinsurers who provide facultative reinsurance do so separately from their treaty operations.  Facultative reinsurance is normally purchased by ceding companies for risks not covered by their reinsurance treaties, for amounts in excess of the claims limits of their reinsurance treaties or for unusual and complex risks.  In addition, facultative reinsurance often provides coverages for relatively large exposures, which may result in greater potential claims volatility.  Facultative reinsurance typically has higher underwriting and other expenses than treaty reinsurance because each risk is individually underwritten and administered.

Finite Reinsurance

Finite reinsurance, often referred to as non-traditional reinsurance, includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our downside risk, reinsurance contracts we include in our Finite Risk segment provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten in our Finite Risk segment are generally consistent with the classes covered by our traditional products.

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

We underwrite substantially all of our reinsurance through brokers, as we believe that the use of reinsurance brokers enables us to operate on a more cost-effective basis and to maintain the flexibility to enter and exit reinsurance lines in a quick and efficient manner.  We also believe that brokers are particularly useful in assisting with placements of excess-of-loss reinsurance programs.

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

Derivative Securities

Insurers and reinsurers may use derivative instruments to reduce their exposure to catastrophe losses as an alternative to traditional retrocession.  The financial security of the derivative counterparty may be enhanced through the posting of letters of credit or through the issuance of securities commonly referred to as “catastrophe bonds” where the principal of the catastrophe bond is at risk of loss to the investor in favor of the issuer in the event of certain defined catastrophic events.  We may enter into transactions involving derivative securities when the economics are favorable to traditional retrocession and we are satisfied with the security of the counterparty.

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

Our Business

Platinum Holdings is a Bermuda holding company organized in 2002.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.  We operate through two licensed reinsurance subsidiaries, Platinum Bermuda and Platinum US.  From 2003 through December 31, 2006 we also underwrote business in Platinum UK; in 2007 we ceased underwriting reinsurance business in Platinum UK.  Platinum US had been an inactive licensed insurance company with no underwriting activity prior to January 1, 2002 and Platinum Bermuda and Platinum UK were formed in 2002.  Consequently none of our reinsurance subsidiaries have any underwriting operations or loss reserves subject to development prior to January 1, 2002.

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

Our Strategy

Our goal is to achieve attractive long-term returns for our shareholders, while establishing Platinum as a disciplined risk manager and market leader in selected classes of property and casualty reinsurance, through the following strategies:

●
Operate as a multi-class reinsurer.  We seek to offer a broad range of reinsurance coverages to our ceding companies.  We believe that this approach enables us to more effectively serve our clients, diversify our risk and leverage our capital.

●
Focus on profitability, not market share.  Our management team pursues a strategy that emphasizes profitability rather than market share.  Key elements of this strategy are prudent risk selection, appropriate pricing and adjustment of our business mix to respond to changing market conditions.

●
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

●
Operate from a position of financial strength.  As of December 31, 2007, we had a total capitalization of $2,248,377,000.  Our capital position is unencumbered by any potential adverse development of unpaid losses for business written prior to January 1, 2002.  Our investment strategy focuses on security and stability in our investment portfolio by maintaining a portfolio that consists of diversified, high quality, predominantly publicly traded fixed maturities.

We believe these factors, combined with our strict underwriting discipline, allow us to maintain our strong financial position and to be opportunistic when market conditions are most attractive.

Operating Segments

We have organized our worldwide reinsurance business into the following three operating segments:  Property and Marine, Casualty and Finite Risk.  In each of our operating segments, we offer our reinsurance products to providers of commercial and personal lines of insurance and reinsurance.  The following table sets forth our net premiums written for the years ended December 31, 2007, 2006 and 2005 by operating segment and by type of reinsurance ($ in thousands):

	Years Ended December 31,
	2007		2006		2005

Property and Marine
Excess-of-loss	$427,230	38%	318,260	27%	$412,781	24%
Proportional	77,780	7%	106,669	9%	162,274	9%
Subtotal Property and Marine	505,010	45%	424,929	36%	575,055	33%

Casualty
Excess-of-loss	522,812	47%	663,338	56%	676,276	39%
Proportional	61,793	6%	94,337	8%	132,755	8%
Subtotal Casualty	584,605	53%	757,675	64%	809,031	47%

Finite Risk
Excess-of-loss	26,140	2%	50,220	4%	63,628	4%
Proportional	4,052	0%	(56,211)	(4%)	270,008	16%
Subtotal Finite Risk	30,192	2%	(5,991)	0%	333,636	20%

Combined Segments
Excess-of-loss	976,182	87%	1,031,818	87%	1,152,685	67%
Proportional	143,625	13%	144,795	13%	565,037	33%
Total	$1,119,807	100%	1,176,613	100%	$1,717,722	100%

    The following table sets forth our net premiums written for the years ended December 31, 2007, 2006 and 2005 by operating segment and by geographic location of the ceding company ($ in thousands):

	Years Ended December 31,
	2007		2006		2005
Property and Marine
United States	$294,975	26%	275,870	23%	$401,270	23%
International	210,035	19%	149,059	13%	173,785	10%
Subtotal Property and Marine	505,010	45%	424,929	36%	575,055	33%

Casualty
United States	510,552	45%	686,278	58%	718,103	42%
International	74,053	7%	71,397	6%	90,928	5%
Subtotal Casualty	584,605	52%	757,675	64%	809,031	47%

Finite Risk
United States	29,932	3%	(12,626)	(1%)	329,843	19%
International	260	0%	6,635	1%	3,793	1%
Subtotal Finite Risk	30,192	3%	(5,991)	0%	333,636	20%

Combined Segments
United States	835,459	74%	949,522	80%	1,449,216	84%
International	284,348	26%	227,091	20%	268,506	16%
Total	$1,119,807	100%	1,176,613	100%	$1,717,722	100%

Financial information about our operating segments is set forth in “Notes to Consolidated Financial Statements – Note 11 Operating Segment Information”.

Property and Marine

The Property and Marine operating segment includes principally property (including crop) and marine coverages that are written in the United States and select international markets.  This business includes property catastrophe excess-of-loss reinsurance contracts, property per-risk excess-of-loss reinsurance contracts and property proportional reinsurance contracts.  We write a limited amount of other types of reinsurance on an opportunistic basis.  We employ underwriters and actuaries with expertise in each of the following areas:

●
Property.  We provide reinsurance coverage for damage to property and crops.  Our catastrophe excess-of-loss reinsurance contracts provide a defined limit of liability, permitting us to quantify our aggregate maximum loss exposure for various catastrophic events.  Quantification of loss exposure is fundamental to our ability to manage our loss exposure through geographical zone limits and program limits.  In addition, when our pricing standards are met, we write other property coverages, including per-risk excess-of-loss or proportional treaties.  We have also entered into an agreement with an underwriting manager to underwrite property facultative and program reinsurance risks.

●
Marine.  We provide reinsurance coverage for marine and offshore energy insurance programs.  Coverages reinsured include hull damage, protection and indemnity, cargo damage, satellite damage and general marine liability.  Within Marine, we also write commercial and general aviation reinsurance.  Marine reinsurance treaties include excess-of-loss as well as proportional treaties.

Casualty

The Casualty operating segment principally includes reinsurance contracts that cover umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health.  We generally write casualty reinsurance on an excess-of-loss basis.  Most frequently, we respond to claims on an individual risk basis, providing coverage when a claim for a single, original insured event or occurrence reaches our attachment point.  We write some excess-of-loss reinsurance contracts on an occurrence basis.  On an opportunistic basis, we may write proportional reinsurance contracts.

We seek to write reinsurance contracts covering established books of insurance products where we believe that past experience permits a reasonable estimation of the reinsurance premium adequacy.  We underwrite new exposures selectively and only after a comprehensive evaluation of the risk being reinsured and the capabilities of the ceding company.  We employ underwriters and pricing actuaries with expertise in one or more of the following areas:

●
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

●
General and Product Liability.  We provide reinsurance of various third party liability coverages to both small and large insureds in both commercial and personal lines predominantly on an excess-of-loss basis.  This business includes commercial, farmowners and homeowners policies as well as third party liability coverages such as product liability.

●
Professional Liability.  We write reinsurance contracts for professional liability programs, including directors and officers, employment practices, and errors and omissions for professionals such as accountants, lawyers, medical professionals, architects and engineers.  In most circumstances, the underlying insurance products for these lines of business are written on a claims made basis, which requires notification of claims related to the liabilities insured under the policy to be submitted to the insurer during a specified coverage period.

●
Workers’ Compensation.  We reinsure workers’ compensation on a catastrophic basis as well as on a per-claimant basis.  We may provide full statutory coverage or coverage that is subject to specific carve-outs.  Our predominant exposure to workers’ compensation would generally arise from a single occurrence, such as a factory explosion or earthquake, involving claims from more than one employer.

●
Casualty Clash.  Casualty clash reinsurance responds to claims arising from a single set of circumstances covered by more than one insurance policy or multiple claimants on one policy.  This type of reinsurance is analogous to property catastrophe reinsurance, but written for casualty lines of business.  Our casualty clash contracts are generally excess-of-loss reinsurance contracts with both occurrence limits and aggregate limits.

●
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

●
Surety.  Our surety business relates to the reinsurance of risks associated with commercial and contract surety bonds issued to third parties to guarantee the performance of an obligation by the principal under the bond.  Commercial bonds guarantee the performance of compliance obligations arising out of regulatory or statutory requirements.  Contract bonds guarantee the performance of contractual obligations between two parties and include payment and performance bonds.  The majority of our surety reinsurance contracts are written on an excess-of-loss basis with an aggregate limit.

●
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

●
Political Risk.  Political risk reinsurance covers the impairment of assets located primarily in emerging markets as the result of an act by the state.  Our clients provide coverage against expropriation, political violence, inconvertibility of currency, and non-honoring of sovereign obligation.  The locations of risks that we reinsure include Asia, Central and Eastern Europe, Latin America, Africa and the Middle East.  This business is written on a risk attaching basis either through quota share or excess of loss contracts.

●
Accident and Health.  We provide accident and health reinsurance, most often covering employer self-insured or fully insured health plans, on a quota share and excess-of-loss basis.  We also write reinsurance of student health insurance, sports disability, Medicare and Medicare supplement and other forms of accident and health insurance.

Finite Risk

The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our downside risk, reinsurance contracts we include in our Finite Risk segment typically provide the potential for a significant profit commission to the ceding company.  The classes of risks underwritten in our Finite Risk segment are generally consistent with the classes covered by our traditional products.  The finite risk reinsurance contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of our finite risk reinsurance contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss:

●
Finite quota share.  Under finite quota share reinsurance contracts, the reinsurer agrees to indemnify a ceding company for a percentage of its losses up to an aggregate maximum or cap in return for a percentage of the ceding company’s premium, less a ceding commission.  The expected benefit to the ceding company provided by finite quota share reinsurance is increased underwriting capacity of the ceding company and a sharing of premiums and losses with the reinsurer.  These reinsurance contracts often provide broad protection and may cover multiple classes of a ceding company's business.  Unlike traditional quota share reinsurance agreements, these contracts often provide for profit commissions which take into account investment income for purposes of calculating the reinsurer's profit on business ceded.  Additionally, finite quota share reinsurance contracts are often written on a funds withheld basis, meaning the parties agree that funds that would normally be remitted to a reinsurer are withheld by the ceding company.  The funds withheld are generally credited with interest at a negotiated rate and the net balances are settled generally after expiration at a date established in the contract.

●
Multi-year excess-of-loss.  These reinsurance contracts often complement ceding companies’ traditional excess-of-loss reinsurance programs.  This type of contract often carries an up-front premium plus additional premiums which are dependent on the magnitude of losses claimed by the ceding company under the contract.  The expected benefit to the ceding company on multi-year excess-of-loss reinsurance is that the ceding company has the ability to negotiate specific terms and conditions that remain applicable over multiple years of coverage.  These reinsurance contracts may cover multiple classes of a ceding company's business and typically provide the benefit of reducing the impact of large or catastrophic losses on a ceding company's underwriting results.  In general, these reinsurance contracts are designed so that the ceding company funds the expected level of loss activity over the multi-year period.  The reinsurer incorporates a profit margin to cover its costs and a charge for the risk that actual losses assumed may be worse than expected.  The payment of premiums based on the magnitude of losses claimed is intended to benefit the ceding company by linking its own loss experience to the actual cost of reinsurance over time.  The multiple year term and premium structure of multi-year excess-of-loss reinsurance contracts are not typically found in traditional reinsurance contracts.

●
Whole account aggregate stop loss.  Aggregate stop loss reinsurance contracts provide broad protection against a wide range of contingencies that are difficult to address with traditional reinsurance, including inadequate pricing by a ceding company or higher frequency of claims than the ceding company expected.  The reinsurer on a whole account aggregate stop loss contract agrees to indemnify a ceding company for aggregate losses in excess of a deductible specified in the contract.  These contracts can be offered on a single or multi-year basis, and may provide catastrophic and attritional loss protection.  The benefit of whole account aggregate stop loss contracts to ceding companies is that such contracts provide the broadest possible protection of a ceding company's underwriting results which is not generally available in the traditional reinsurance market.  Unlike traditional reinsurance contracts, these contracts often contain sub-limits of coverage for losses on certain classes of business or exposures.  These reinsurance contracts are often written on a funds withheld basis.  In addition, these reinsurance contracts often include provisions for profit commissions which take into account investment income for purposes of calculating the reinsurer's profit on business ceded.

Marketing

We market our reinsurance products worldwide primarily through non-exclusive relationships with the leading reinsurance brokers.  Based on in-force premiums written by us as of December 31, 2007, the five brokers from which we derived the largest portions of our business (with the approximate percentage of business derived from each of such brokers and its affiliates) are:  Marsh & McLennan Companies (30.8%), Aon Corporation (26.4%), Willis Group Holdings (14.4%), Benfield Group Limited (10.2%), and Carvill (3.5%).  The loss of business relationships with any of these top five brokers could have a material adverse effect on our business.

In addition to their role as intermediaries in placing risk, brokers perform data collection, contract preparation and other administrative tasks.  We believe that by doing business largely through reinsurance brokers we are able to avoid the expense and regulatory complications of a worldwide network of offices and thereby minimize fixed costs associated with marketing activities.

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

Many of our reinsurance contracts do not contain an aggregate loss limit or a loss ratio limit, which means that there is no contractual limit to the number of claims that we may be required to pay pursuant to such reinsurance contracts.  However, substantially all of our property reinsurance contracts with natural catastrophe exposure have occurrence limits that limit our exposure.  In addition, substantially all of our high layer property, casualty and marine excess-of-loss reinsurance contracts contain aggregate loss limits.  Our actuaries and underwriters work together to establish appropriate pricing models for these purposes.

For catastrophe coverages exposed to natural perils, we measure our exposure to aggregate catastrophic claims using catastrophe models that analyze the effect of wind speed and earthquakes on the exposed property values within our portfolio.  We seek to limit the amount of capital that we expect to lose from a severe catastrophic event; however, there can be no assurance that we will successfully limit actual losses from such a catastrophic event.  We also monitor our exposures to man-made peril catastrophe exposed accumulating risks, including surety, umbrella liability, directors and officers liability, trade credit and terrorism reinsurance.

We use sophisticated modeling techniques to measure and estimate loss exposure under both simulated and actual loss scenarios.  We also use these models to compare exposure portfolios to both single and multiple events.  We take an active role in the evaluation of commercial catastrophe exposure models, which form the basis for our own proprietary pricing models.  These computer-based loss modeling systems primarily utilize direct exposure information obtained from our clients and data compiled by A.M. Best Company, Inc. ("A.M. Best"), to assess each client’s potential for catastrophe losses.  We believe that modeling is an important part of the underwriting process for catastrophe exposure pricing.  Commercial catastrophe models were modified following the 2005 catastrophes by recalibrating loss assumptions with higher frequency and severity.  Ceding companies may also use one or more of the various modeling consulting firms in their exposure management analysis.

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

In November 2002, we entered into several agreements with subsidiaries of The Travelers Companies, Inc., formerly The St. Paul Companies, Inc., ("St. Paul") in order to transfer to us the liabilities, related assets and rights and risks under substantially all of the reinsurance contracts entered into by subsidiaries of St. Paul on or after January 1, 2002.  Among these agreements were quota share retrocession agreements under which we assumed unpaid losses and loss adjustment expenses ("LAE"), unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002, subject to certain exclusions (the "Quota Share Retrocession Agreements").  The reinsurance business of St. Paul was managed by a subsidiary ("St. Paul Re") and represented the former reinsurance segment of St. Paul.  Claims related to business assumed under the Quota Share Retrocession Agreements are managed by the claims department of St. Paul Re, subject to our supervision and oversight.  We reimburse St. Paul for its costs of managing these claims.  We may, at our discretion and expense, take over administration of any specific claims.

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

We do not establish liabilities until the occurrence of an event that may give rise to a loss.  These practices conform with and are required under applicable insurance laws and regulations and accounting principles generally accepted in the United States of America ("U.S. GAAP").  See the Unpaid Losses and LAE section of Critical Accounting Estimates in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” on page 35 for further discussion of unpaid losses and LAE.

In the following section, we provide the estimates for net unpaid losses and LAE for the last three years and discuss changes in those estimates.  We report changes in estimates for prior years’ net unpaid losses and LAE in our consolidated statement of operations in the same calendar year that we make the change.  The table below shows the changes in our loss and LAE reserves for 2007, 2006 and 2005 ($ in thousands):

	2007	2006	2005
Net unpaid losses and LAE as of the beginning of the year	$2,326,227	2,268,655	$1,379,227

Net incurred losses and LAE related to:
Current year	745,865	811,250	1,577,944
Prior years	(90,378)	(50,648)	(72,519)
Net incurred losses and LAE	655,487	760,602	1,505,425
Net paid losses and LAE:
Current year	73,402	96,112	210,306
Prior years	578,611	624,477	390,598
Net paid losses and LAE	652,013	720,589	600,904
Net effects of foreign currency exchange rate changes	12,484	17,559	(15,093)
Net unpaid losses and LAE as of the end of the year	2,342,185	2,326,227	2,268,655
Reinsurance recoverable	18,853	42,255	55,335
Gross unpaid losses and LAE at end of the year	$2,361,038	2,368,482	$2,323,990

The net favorable loss development in 2007, 2006 and 2005 related to prior years included $81,166,000, $60,746,000 and $97,314,000, respectively, of net favorable loss development primarily from property and certain other lines of business with relatively short patterns of reported losses.  The net favorable loss development in 2007, 2006 and 2005 related to prior years also included changes in net incurred losses and LAE associated with changes in estimates of premiums and the patterns of their earnings.  The net increase (decrease) of losses and LAE related to prior accident years arising from changes in premium estimates were ($9,212,000), $10,098,000 and $24,795,000 in 2007, 2006 and 2005, respectively.  The effect on net income of changes in premium estimates, after considering corresponding changes in related losses, LAE and acquisition expenses, was not significant.

The net favorable loss development related to prior years emerged from all segments and was related to both catastrophe and non-catastrophe losses.  The most significant portion of net favorable development in 2007 was in the Property and Marine segment and in certain classes in the Casualty segment.  Net favorable development in the Property and Marine segment in 2007 included $17,164,000 related to prior years’ major catastrophes.  Net favorable loss development in 2007 included $15,474,000 from certain long-tailed casualty classes.  The remaining net favorable loss development in 2007, 2006 and 2005 were in the Property and Marine and Finite Risk segments as well as certain casualty classes with short loss development periods.  During 2007, 2006 and 2005, actual reported losses were significantly less than expected for the property and casualty lines resulting in reductions in estimated ultimate losses.

The following table shows the development of liability for net unpaid losses and LAE from December 31, 2002 through December 31, 2007.  The re-estimated liabilities reflect additional information regarding claims incurred prior to the end of each year.  A redundancy or deficiency will result from changes in estimates of liabilities recorded at the end of the prior year.  The cumulative redundancy reflects the cumulative differences between the original estimate and the currently re-estimated liability.  Changes in the estimates are reflected in the consolidated statement of operations of the year that the liabilities are revalued.  Unpaid losses and LAE denominated in foreign currencies are restated at the foreign exchange rates in effect as of December 31, 2007 and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy.  Each amount in the tables includes the effects of all changes in amounts for the prior year.  The table does not present accident year or underwriting year development data nor does it include any corresponding adjustments that may accompany loss redundancies or deficiencies such as premium or commission adjustments.  Conditions and trends that have affected the development of liabilities in the past may not necessarily exist in the future.  Therefore, it would not be appropriate to extrapolate future deficiencies or redundancies based on the following table ($ in thousands):

	2002	2003	2004	2005	2006	2007
Net unpaid losses and LAE at end of year	$281,659	731,918	1,379,227	2,268,655	2,326,227	$2,342,185
Net unpaid losses and LAE re-estimated as of:
One year later	224,693	649,902	1,306,708	2,215,635	2,235,849
Two years later	194,422	604,891	1,277,627	2,149,153
Three years later	176,884	603,293	1,254,213
Four years later	175,683	601,719
Five years later	173,546
Net cumulative redundancy	108,113	130,199	125,014	119,502	90,378
Adjustment for foreign currency exchange	15,318	6,047	(8,929)	5,975	1,992
Cumulative redundancy excluding foreign currency exchange	123,431	136,246	116,085	125,477	92,370

Net cumulative paid losses and LAE as of:
One year later	41,709	205,889	388,700	624,006	551,176
Two years later	62,604	265,376	536,351	1,043,973
Three years later	73,908	320,399	688,953
Four years later	90,982	371,633
Five years later	107,135

Gross liability-end of year	281,659	736,934	1,380,955	2,323,990	2,368,482	2,361,038
Reinsurance recoverable	–	5,016	1,728	55,335	42,255	18,853
Net liability-end of year	281,659	731,918	1,379,227	2,268,655	2,326,227	$2,342,185

Gross liability-re-estimated	173,546	607,391	1,256,349	2,198,825	2,265,151
Gross cumulative redundancy	$108,113	129,543	124,606	125,165	$103,331

Investments

Reinsurance company investments must comply with applicable laws and regulations that prescribe the kind, quality and concentration of investments.  In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, mortgage-backed and asset-backed securities, preferred and common equity securities, sovereign and supranational securities, mortgage loans, real estate and some other investments within specified limits and subject to some qualifications.  BlackRock Financial Management, Inc. ("BlackRock") and Hyperion Capital Management, Inc. ("Hyperion") together are our "Investment Advisors" and serve as investment managers for certain of our invested assets.

General Investment Guidelines

We have developed investment guidelines for the management of our investment portfolio by our Investment Advisors.  Although these guidelines stress diversification of risk, preservation of capital and market liquidity, investments are subject to market risks and fluctuations, as well as risks inherent in particular securities.  Interest rates and levels of inflation also affect the fair value of investments at any point in time as well as investment returns.  The primary objective of the investment portfolio is to maximize investment returns consistent with appropriate safety, diversification, tax and regulatory considerations and to provide sufficient liquidity to enable us to meet our obligations on a timely basis.

Our investment strategy takes into consideration the risks inherent in our business as well as investment risks.  For this reason, our investment policy is conservative with a strong emphasis on maintaining a portfolio of diversified, high quality, predominantly publicly-traded fixed maturities.  Consistent with this policy, the target duration of our portfolio considers the estimated duration of our reinsurance liabilities and other contractual liabilities.  When determining asset allocation and duration, we evaluate the expected return over a risk free rate that the market offers for accepting investment risk.

Within our fixed maturity portfolio, we invest in investment grade securities.  Investment grade securities that we acquire may subsequently decline to below investment grade, and our guidelines provide for holding a limited amount of such securities.  We typically do not invest in real estate or common equity securities.  We may, from time to time make investments of a strategic or opportunistic nature.  Our investment guidelines generally contain restrictions on the portion of the portfolio that may be invested in the securities of any single issue or issuer, with the exception of U.S. government securities.  Our Investment Advisors may be instructed to invest some of the portfolio in currencies other than U.S. dollars based upon our underwriting exposures, including premiums and unpaid losses and LAE denominated in foreign currencies or regulatory requirements.  Our investment guidelines provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used only as part of a defensive hedging strategy.

From time to time, we expect to reevaluate our investment guidelines to reflect any changes in our assumptions about liability duration, market conditions, prevailing interest rates and other factors discussed above.  Any change in our guidelines will be subject to the ongoing oversight and approval of the board of directors.

Classification and Valuation

We classify our investments as available-for-sale, trading or other invested asset.  Our available-for-sale and trading portfolios are primarily composed of diversified, high quality, predominantly publicly traded fixed maturities.

Our investments are carried at their estimated fair value.  The fair value of our investments are based on prices obtained from independent sources for those or similar investments using quoted prices in active markets and standard market valuation pricing models.  The inputs used in standard market valuation pricing models may include but are not limited to: credit rating, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates.  We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or were the result of "other-than-temporary impairments."  The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors.  These factors include but are not limited to:  the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, and the collateral structure and credit support that may be applicable to mortgage-backed and asset-backed securities.  We also consider our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss, which is based, in part, on current and anticipated future positive net cash flows from operations that generate sufficient liquidity in order to meet our obligations.  If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security and record a realized loss in the consolidated statement of operations.  In 2007 we recorded a charge of $809,000 relating to other-than-temporary impairments which was included within net realized losses on investments in the consolidated statement of operations.

The following table shows, in the aggregate, the fair value of our available-for-sale and trading investments as of December 31, 2007 ($ in thousands):

U.S. Government	$96,753
Corporate bonds	1,419,233
Mortgage-backed and asset-backed securities	1,388,242
Municipal bonds	282,961
Foreign governments and states	174,552
Subtotal - fixed maturities	3,361,741
Preferred stocks	9,607
Short-term investments	13,876
Total	$3,385,224

We have approximately $140,000,000 of municipal bonds wrapped by financial guaranty companies.  As we acquire municipal bonds, we focus on the underlying credit fundamentals.  The unwrapped ratings on these securities are predominantly AA with none below single A.

Quality

Our current investment guidelines call for our invested asset portfolio to have an average rating of at least A2 as measured by Moody’s Investors Service ("Moody’s").  As of December 31, 2007, our portfolio of fixed maturities and preferred stock had a dollar weighted average rating of Aa1.

The following table summarizes the composition of the fair values of our fixed maturity and preferred stock portfolios as of December 31, 2007 by rating as assigned by Moody’s ($ in thousands):

	Fair Value	% of Total
Aaa	$2,347,539	69.6%
Aa	503,698	14.9%
A	393,104	11.7%
Baa	127,007	3.8%
Total	$3,371,348	100.0%

Duration and maturity

As of December 31, 2007, our fixed maturity portfolio had a weighted average duration of 2.9 years.  The following table summarizes the fair value of our available-for-sale fixed maturity portfolio by contractual maturities as of December 31, 2007; actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$331,802	$331,502
Due from one to five years	927,318	929,872
Due from five to ten years	349,243	346,188
Due in ten or more years	205,132	196,119
Mortgage-backed and asset-backed securities	1,401,486	1,388,242
Total	$3,214,981	$3,191,923

Competition

The property and casualty reinsurance industry is highly competitive.  We compete based upon security, service and price with reinsurers worldwide, some of which have greater financial, marketing and management resources than we do.  Some of our competitors are large financial institutions that have reinsurance operations, while others are specialty reinsurance companies.  Financial institutions have also created alternative capital market products that compete with reinsurance products, such as reinsurance securitization.  Our principal competitors vary by type of business.  Bermuda-based reinsurers are significant competitors on property catastrophe business.  Lloyd’s of London syndicates are significant competitors on marine business.  On international business, the large European reinsurers are significant competitors.  Large U.S. direct reinsurers, as well as lead U.S.-based broker market reinsurers, are significant competitors on U.S. casualty business.

Traditional as well as new capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivative instruments) that may compete with certain types of reinsurance, such as property catastrophe.  Over time, these initiatives could significantly affect supply, pricing and competition in our industry and partially displace our traditional reinsurance products.

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

A.M. Best has assigned a financial strength rating of "A" (Excellent) with a stable outlook to our operating subsidiaries.  This rating is the third highest of sixteen rating levels.  According to A.M. Best, a rating of "A" indicates A.M. Best’s opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.  This rating is subject to periodic review by A.M. Best and may be revised downward or revoked at the sole discretion of A.M. Best.  A.M. Best may increase its scrutiny of rated companies, revise their rating standards or take other action.

Financial strength ratings are used by ceding companies and reinsurance intermediaries as an important means of assessing the financial strength and quality of reinsurers.  In addition, a ceding company’s own rating may be adversely affected by a downgrade in the rating of its reinsurer.  Therefore, a downgrade of our financial strength rating may dissuade a ceding company from reinsuring with us and may influence a ceding company to reinsure with a competitor that has a higher rating.

Furthermore, it is increasingly common for our reinsurance contracts to contain terms that would allow a ceding company to cancel the contract or require us to collateralize all or part of our obligations if our financial strength rating were downgraded below a certain rating level. Whether a client would exercise a cancellation right would depend, among other factors, on the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. Therefore, we cannot predict the extent to which a cancellation right would be exercised, if at all, or what effect any such cancellations would have on our financial condition or future operations, but such effect potentially could be material.

We may from time to time collateralize our obligations under our various reinsurance contracts by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract. We have entered into reinsurance contracts with several ceding companies that may require us to provide varying levels of collateral for our obligations to these ceding companies. These amounts may vary depending on our rating from A.M. Best or other rating agencies or a downgrade in such ratings. The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of unpaid losses made by the ceding company. Since we may be required to provide collateral based on the ceding company’s estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.

In addition to our financial strength rating, A.M. Best has assigned issuer credit ratings of "bbb" to the debt obligations of Platinum Holdings and Platinum Finance.  A.M. Best has also assigned indicative ratings to our unallocated universal shelf registration statement of "bbb" for senior unsecured debt, "bbb-" on subordinated debt and "bb+" on preferred stock.

Standard & Poor's Ratings Services, a Division of the McGraw-Hill Companies, Inc. ("Standard & Poor’s"), has assigned issuer credit ratings of "BBB" to the debt obligations of Platinum Finance.  They have also assigned indicative ratings to our unallocated universal shelf registration statement of "BBB" for senior unsecured debt, "BBB-" on subordinated debt and "BB+" on preferred stock.

Employees

As of December 31, 2007, we employed 154 people.  None of our employees are subject to collective bargaining agreements and we are not aware of any efforts to implement such agreements.

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

Regulation

The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.  Reinsurers are generally subject to less direct regulation than primary insurers.  Platinum Bermuda is registered with and regulated by the Bermuda Monetary Authority (the "Authority").  In the United States and in the United Kingdom, licensed reinsurers must comply with financial supervision standards comparable to those governing primary insurers.  Accordingly, Platinum US and Platinum UK are subject to extensive regulation under applicable statutes.  In the United States, those statutes delegate regulatory, supervisory and administrative powers to state insurance commissioners.

Bermuda Regulation

Platinum Holdings and Platinum Bermuda are incorporated in Bermuda.  As a holding company, Platinum Holdings is not subject to Bermuda insurance regulations.

The Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"), which regulates the insurance business of Platinum Bermuda, provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Authority, which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business.

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

Approved Actuary.  Platinum Bermuda is required to submit an annual actuary's certificate when filing its statutory financial return.  The actuary's certificate must state whether or not (in the opinion of the insurer's approved actuary) the aggregate amount of the liabilities of the insurer in relation to long-term business at the end of the relevant year, exceeds the aggregate amount of those liabilities as shown in the insurer's statutory balance sheet.  The actuary must be approved by the Authority and will normally be a qualified life actuary.  Platinum Bermuda's approved actuary is William Hines.  Mr. Hines is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

Statutory Financial Statements.  Platinum Bermuda, as a general business insurer, is required to submit its annual statutory financial statements as part of its annual statutory financial return.  The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto).  The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Bermuda Companies Act 1981 (the "Companies Act").

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

(2)
shall not declare or pay any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio (and if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Platinum Bermuda is prohibited, without the approval of the Authority, from declaring or paying any dividends during the next financial year);

(3)
shall not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files with the Authority (at least seven days before payment of such dividends) an affidavit stating that it will continue to meet the required margins;

(4)
before reducing by 15% or more its total statutory capital, as set out in its previous year’s financial statements, shall apply to the Authority for its approval, including completing an application with an affidavit stating that it will continue to meet the required margins; and

(5)
is required, at any time it fails to meet its solvency margin, within 30 days (45 days where total statutory capital and surplus falls to $75 million or less) after becoming aware of that failure or having reason to believe that such failure has occurred, to file with the Authority a written report containing certain information.

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

The Authority has proposed various amendments to the Insurance Act to prescribe prudential standards in relation to solvency requirements to be observed by insurers.  This includes introduction of a new risk-based capital approach, the Bermuda Solvency Capital Requirement ("BSCR"), in determining the insurer solvency capital requirements of Class 4 insurers.  The BSCR is a standardized model used to measure the risk associated with an insurer’s assets, liabilities and premiums, and a formula to take account of catastrophe risk exposure.  The model offers some degree of credit to the capital requirement calculations of insurers that diversify their underlying risk in the form of different business lines.  The Authority has also proposed for consideration the use of pre-approved internally developed company models in lieu of the standardized BSCR.  The Authority is proposing that the BSCR be supplemented by a requirement for insurers to conduct certain stress and scenario testing in order to assess their potential vulnerability to defined extreme events.

Other proposed amendments include increased detail of regulatory reporting to the Authority as well as making financial statements prepared in accordance with generally accepted accounting principles recognized by the Authority available to the public.  The Authority has requested that all Class 4 companies voluntarily provide various 2007 financial information and has proposed that all changes will be enacted for the 2008 fiscal year end, with the required filings due by April 30, 2009.

The BSCR, as currently proposed, will increase the capital requirements of Platinum Bermuda and add an additional constraint on the amount of dividends that Platinum Bermuda is able to pay without regulatory approval.  We do not expect that the proposed enhancements to the regulatory framework for Bermuda insurers will result in any regulatory actions by the Authority with respect to Platinum Bermuda.

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

U.S. Insurance Holding Company Regulation of Platinum Holdings, Platinum Regency and Platinum Finance.  Platinum Holdings and Platinum Regency as the indirect parent companies of Platinum US, and Platinum Finance as the direct parent company of Platinum US, are subject to the insurance holding company laws of Maryland.  These laws generally require an authorized insurer that is a member of a holding company system to register with the Maryland Insurance Administration and to furnish annually financial and other information about the operations of companies within the holding company system.  Generally, all transactions between Platinum US and another company in the holding company system, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the Maryland Insurance Commissioner (the "Commissioner").

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

The NAIC uses a risk-based capital ("RBC") model to monitor and regulate the solvency of life, health, and property and casualty insurance and reinsurance companies.  Maryland has adopted the NAIC’s model law.  The RBC calculation is used to measure an insurer’s capital adequacy with respect to: the risk characteristics of the insurer’s premiums written and loss and LAE reserves, rate of growth and quality of assets, among other measures.  Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action depending upon the level of their capital inadequacy.  The statutory capital of Platinum US is above the level that would require any regulatory or corrective action or reporting.

The ability of a primary insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation.  Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit to its reserves on its statutory basis financial statements for the reinsurance ceded to the reinsurer.  With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed or accredited in a state where the primary insurer is domiciled.  Most states, however, permit credit for reinsurance ceded to a non-licensed or non-accredited reinsurer to the extent that such reinsurer secures its obligations.  A few states allow credit for reinsurance ceded to non-licensed reinsurers only in certain limited circumstances and other states impose requirements that make it difficult to become licensed or accredited.

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

U.K. Regulation

The framework for supervision of insurance and reinsurance companies in the U.K. is largely formed by European Union Directives ("Directives"), which are required to be implemented in member states through national legislation.  The objective of the Directives is to harmonize insurance regulation and supervision throughout the European Union by establishing minimum standards in key areas, and requiring member states to give mutual recognition to each other’s standards of prudential supervision.  The Financial Services Authority (the "FSA") assumed its full powers and responsibilities under the Financial Services and Markets Act 2000 ("FSMA") and is the single statutory regulator responsible for regulating deposit-taking, insurance (which includes reinsurance), investment and most other financial services business.

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

Under FSMA, any person proposing to acquire “control” over an authorized insurance company must give prior notification to the FSA of his or her intention to do so.  In addition, if an existing controller proposes to increase its control in excess of certain thresholds set out in FSMA, that person must also notify the FSA in advance.  The FSA then has three months to consider that person’s application to acquire or increase “control”.  In considering whether to approve such application, the FSA must be satisfied both that the person is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of or increase in “control”.  Failure to make the relevant prior application would constitute a criminal offense.

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

    Prudential Regulation. The rules which govern the prudential regulation of insurance companies are set out in the FSA’s prudential rules which, for insurers, are principally contained in the General Prudential Sourcebook ("GENPRU") and Prudential Sourcebook for Insurers ("INSPRU"), which came into force on January 1, 2007.  Certain other prudential requirements applicable to insurers, including reporting requirements, are set out in the FSA’s Interim Prudential Sourcebook for Insurers.

The rules in GENPRU and INSPRU require the calculation by insurance companies of a Minimum Capital Requirement and maintenance of capital resources equal to this capital requirement.  The rules also require Platinum UK to calculate an Enhanced Capital Requirement ("ECR"), which is intended to provide a risk-responsive, but standardized method for benchmarking an insurance company’s capital requirements.

The rules in GENPRU and INSPRU also establish the FSA’s Individual Capital Adequacy Standards framework for insurance companies, which require Platinum UK to make an individual assessment of its capital needs (an "ICA").  The FSA takes an insurance company’s ECR and ICA calculations as the starting point for its review of that company’s own capital adequacy assessment.  This review is undertaken prior to the FSA giving individual capital guidance ("ICG") to an insurance company reflecting the FSA’s own view as to the level of capital that would be adequate for that company’s particular business.  The FSA considers that a decrease in an insurance company’s capital below the level of its ICG represents a regulatory intervention point.  The prudential rules also contain provisions aimed at ensuring adequate diversification of an insurer’s or reinsurer’s exposures to reinsurers (whether intra- or extra-group).

In 2006 we began to renew business previously written by Platinum UK in Platinum Bermuda.  After successfully renewing substantially all of the reinsurance business written by Platinum UK in Platinum Bermuda, we ceased underwriting reinsurance in Platinum UK in 2007.  Platinum UK filed a Scheme of Operation with the FSA which included actions to be taken in 2007 for its transition to a non-underwriting operation and to allow the release of substantially all of its capital to Platinum Holdings.  These actions included a 100% loss portfolio transfer of Platinum UK’s reinsurance business to Platinum Bermuda, which effectively replaced the previous 55% quota share agreement, and a plan for the administration of in force contracts and related claims.  During 2008, we intend to seek to novate Platinum UK’s reinsurance contracts to Platinum Bermuda.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our Internet website at www.platinumre.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission ("SEC").  We also post on our website the charters of our Audit, Compensation, Governance and Executive Committees, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and Compliance Procedures, and any amendments or waivers thereto, and any other corporate governance materials required to be posted by SEC or New York Stock Exchange ("NYSE") regulations.  These documents are also available in print to any shareholder requesting a copy from our corporate secretary at our principal executive offices.  Information contained on the Platinum Holdings website is not part of this report.

On May 15, 2007, our Chief Executive Officer submitted to the NYSE his Section 303A.12(a) Annual CEO Certification in which he stated that he is not aware of any violations by us of the NYSE’s Corporate Governance listing standards.

Item 1A. Risk Factors

Numerous factors could cause our actual results to differ materially from those in the forward-looking statements set forth in this Form 10-K and in other documents that we file with the SEC.  Those factors include the following:

1. The occurrence of severe catastrophic events could have a material adverse effect on our financial condition or results of operations.

We underwrite property and casualty reinsurance and have large aggregate exposures to natural and man-made disasters, including terrorism and, consequently, we expect that our loss experience generally will include infrequent events of great severity.  The frequency and severity of catastrophe losses are inherently difficult to predict.  Consequently, the occurrence of losses from a severe catastrophe or series of catastrophes could have a material adverse effect on our results of operations and financial condition.  In addition, catastrophes are an inherent risk of our business and a severe catastrophe or series of catastrophes could have a material adverse effect on our ability to write new business, and our financial condition and results of operations, possibly to the extent of eliminating our shareholders' equity.  Increases in the values and geographic concentrations of insured property and the effects of inflation have historically resulted in increased severity of industry losses in recent years, and, although we seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, we expect that those factors will increase the severity of catastrophe losses in the future.

2. If the loss limitation methods and pricing models we employ are not effective, our financial condition or results of operations could be materially adversely affected.

Our property and casualty reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters.  We seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, peril and type of program or contract.  Our risk management practices include the use of contract terms, diversification criteria, probability analysis and analysis of comparable historical loss experience.  We estimate the impact of certain catastrophic events using catastrophe modeling software and contract information to evaluate our exposure to losses from individual contracts and in the aggregate.  For example, the majority of the natural peril catastrophe reinsurance we write relates to exposures within the United States, Europe and Japan.  Accordingly, we monitor our exposure to events that affect these regions, such as hurricanes and earthquakes in the United States, flood and wind in Europe and typhoons and earthquakes in Japan.  Underwriting requires significant judgment, involving assumptions about matters that are inherently difficult to predict and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.  One or more catastrophic or other events could result in claims that substantially exceed our expectations and could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders' equity.

We take an active role in the evaluation of commercial catastrophe exposure models, which form the basis for our own proprietary pricing models.  These computer-based loss modeling systems utilize direct exposure information obtained from our clients and independent data to assess each client's potential for catastrophe losses.  We believe that modeling is an important part of the underwriting process for catastrophe exposure pricing.  However, these models depend on the quality of the information obtained from our clients and the independent data we obtain from third parties and may prove inadequate for determining the pricing for certain catastrophe exposures.

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

3. If we are required to increase our liabilities for losses and LAE, our operating results may be adversely affected.

We establish liabilities for losses and LAE that we are or will be liable to pay for reinsured claims for events that have occurred on or before the balance sheet date.  At any time, these liabilities may prove to be inadequate to cover our actual losses and LAE.  To the extent these liabilities are determined to be insufficient to cover actual losses or LAE, we will have to increase these liabilities and incur a charge to our earnings, which could have a material adverse effect on our future financial condition and results of operations.  In accordance with laws, regulations and U.S. GAAP, we do not establish liabilities until an event occurs which may give rise to a loss.  Once such an event occurs, liabilities are established based upon estimates of the total losses incurred by the ceding companies and an estimate of the portion of such loss we have reinsured.

The liabilities established on our consolidated balance sheet do not represent an exact calculation of liability, but rather are estimates of the expected cost of the ultimate settlement of losses.  We do not separately evaluate each of the individual insurance or reinsurance contracts assumed under our treaties and we are largely dependent on the original underwriting decisions made by ceding companies.  All of our liability estimates are based on actuarial and statistical projections at a given time, facts and circumstances known at that time and estimates of trends in loss severity and other variable factors, including new concepts of liability and general economic conditions.  Changes in these trends or other variable factors could result in claims in excess of the liabilities that we have established.

Unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future.  These additional losses could arise from changes in the legal environment, prior catastrophic events, extraordinary events affecting our clients such as reorganizations and liquidations or changes in general economic conditions.

4. Losses from operations may deplete our capital base and create a need to obtain additional capital that may not be readily available in the capital markets or only be available on unfavorable terms.

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

5. A downgrade in our financial strength ratings could adversely affect our ability to write new business.

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

A.M. Best has assigned a financial strength rating of "A" (Excellent) to our operating subsidiaries.  This rating indicates A.M. Best's opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.  This rating is subject to periodic review by A.M. Best and may be revised downward or revoked at the sole discretion of A.M. Best.  If A.M. Best revises the rating standard associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.

It is increasingly common for our reinsurance contracts to contain terms that would allow a ceding company to cancel the contract or require us to collateralize all or part of our obligation if our financial strength rating was downgraded below a certain rating level.  Whether a client would exercise a cancellation right would depend on, among other factors, the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of reinsurance coverage.  Therefore, we cannot predict the extent to which a cancellation right would be exercised, if at all, or what effect any such cancellations would have on our financial condition or future operations, but such effect potentially could be materially adverse.

We may from time to time collateralize our obligations under our various reinsurance contracts by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract.  We have entered into contracts with several ceding companies that require us to provide varying levels of collateral for our obligations under various circumstances, including when our obligations to these ceding companies exceed negotiated amounts.  These amounts may vary depending on our rating from A.M. Best or other rating agencies.  The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of unpaid losses made by the ceding company.  Since we may be required to provide collateral based on the ceding company’s estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.

6. We are dependent on the business provided to us by reinsurance brokers and we may be exposed to liability for brokers' failure to make payments to clients for their claims.

We market substantially all of our reinsurance products through reinsurance brokers.  The reinsurance brokerage industry generally, and our sources of business specifically, are concentrated.  The loss of business relationships with any of our top five brokers could have a material adverse effect on our business.

In accordance with industry practice, we frequently pay amounts owing in respect of claims under our contracts to reinsurance brokers, for payment over to the ceding companies.  In the event that a broker fails to make such a payment, we may remain liable to the ceding company for the deficiency.  Conversely, in most jurisdictions, when premiums for such contracts are paid to reinsurance brokers for payment over to us, such premiums will be deemed to have been paid and the ceding company will no longer be liable to us for those amounts whether or not actually received by us.  Consequently, we assume a degree of credit risk associated with our brokers during the payment process.

7. The property and casualty reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable pricing.

Historically, property and casualty reinsurers have experienced significant fluctuations in operating results.  Demand for reinsurance is influenced significantly by underwriting results of primary insurers and prevailing general economic and market conditions, all of which affect ceding companies' decisions as to the amount or portion of risk that they retain for their own accounts and consequently reinsurance premium rates.  The supply of reinsurance is related to prevailing prices, the levels of insured losses and levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry.  As a result, the property and casualty reinsurance business historically has been a cyclical industry, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity have permitted favorable pricing.  We can expect to experience the effects of such cyclicality.

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

8. Increased competition could adversely affect our profitability.

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

Competition within the reinsurance industry to attract senior management, particularly in Bermuda, has increased following the establishment of a number of new, well-capitalized Bermuda reinsurers following significant catastrophe losses in 2005 and 2004.  Our success depends to a significant extent upon our ability to retain senior management and to continue to attract talented new personnel.

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

Our retrocessions subject us to credit risk because the ceding of risk to retrocessionaires does not relieve a reinsurer of its liability to the ceding companies.  Therefore, a retrocessionaire’s insolvency or its inability or unwillingness to make payments under the terms of its reinsurance contract with us could have a material adverse effect on us.

10. Our invested assets are subject to market volatility and interest rate and currency exchange rate fluctuation.

Our principal invested assets are fixed maturities, which are subject to the risk of potential decline in fair value from changes in interest rates.  Depending on our classification of our investments as available-for-sale, trading or other invested assets, changes in the fair value of our securities are reflected in either our consolidated balance sheet or consolidated statement of operations.  Our investment portfolio is also subject to credit risk resulting from adverse changes in the issuer's ability to repay the debt.  These risks could materially adversely affect our financial condition or our results of operations.

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

We believe that Platinum Holdings, Platinum Bermuda, Platinum UK Services Company Limited, Platinum UK, and Platinum Regency each operate in such a manner that none of these companies should be subject to U.S. corporate income tax because they are not engaged in a trade or business in the U.S.  Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. has not been established by the tax authorities, the U.S. Internal Revenue Service may successfully assert that any of these companies is engaged in a trade or business in the U.S., or, if applicable, engaged in a trade or business in the U.S. through a permanent establishment.  If any of these companies were characterized as being so engaged, such company would be subject to U.S. tax at regular corporate rates on its income that is effectively connected ("ECI") with its U.S. trade or business, plus an additional 30% “branch profits” tax on its dividend equivalent amount (generally ECI with certain adjustments) deemed withdrawn from the U.S.  Any such tax could materially adversely affect our results of operations.

12. We may become subject to taxes in Bermuda after 2016.

We have received a standard assurance from the Bermuda Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016.  Consequently, if our Bermuda tax exemption is not extended past March 28, 2016, we may be subject to any Bermuda tax after that date.

13. U.S. Persons who hold our shares will be subject to adverse U.S. federal income tax consequences if we are considered to be a passive foreign investment company for U.S. federal income tax purposes.

The term “U.S. Person” means:  (i) an individual citizen or resident of the United States, (ii) a partnership or corporation, created or organized in or under the laws of the United States, or organized under the laws of any State thereof (including the District of Columbia), (iii) an estate, the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust, or the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

    If Platinum Holdings is considered a passive foreign investment company ("PFIC") for U.S. federal income tax purposes, a U.S. Person who owns directly or, in some cases, indirectly (e.g., through a non-U.S. partnership) any of our shares will be subject to adverse U.S. federal income tax consequences including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed.  In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a “step-up” in the basis of the shares that might otherwise be available under U.S. federal income tax laws.  Although there is an exception for purposes of the PFIC rules for non-U.S. insurance companies predominantly engaged in the active conduct of an insurance business, there are currently no regulations regarding the application of the PFIC provisions to an insurance company and there is no other guidance to explain what constitutes the “active conduct of an insurance business for U.S. federal income tax purposes.”  New regulations or pronouncements interpreting or clarifying these rules may be forthcoming.  We believe we should not be characterized as a PFIC, however, we cannot assure you that we will not be characterized as a PFIC for U.S. federal income tax purposes.  If we are considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation.

14. An IRS Revenue Ruling could be applied to recharacterize the insurance arrangements between Platinum US and Platinum Bermuda.

IRS Revenue Ruling 2005-40 sets forth guidelines for when there is adequate “risk distribution” for primary insurance arrangements to constitute insurance for U.S. federal tax purposes. The Revenue Ruling  took the position that a transaction between an insurer and an insured did not provide risk distribution, and thus was not insurance for U.S. federal income tax purposes, when the insured provided over 90% of the insurer’s premiums for the year.  Revenue Ruling 2005-40 does not address what constitutes risk distribution in the context of reinsurance (which includes retrocession).  We do not believe the IRS would attempt to apply such a rule to quota share reinsurance transactions in which the ceding company cedes a significant number of unrelated risks to the reinsurer, even if the ceding company provided substantially all of the reinsurer’s business, nor do we believe the IRS would be successful if it took such a position.  However, if the IRS were to successfully assert that the principles enunciated in Revenue Ruling 2005-40 apply to reinsurance (including retrocession) and find that under those principles Platinum Bermuda does not have adequate risk distribution and that Platinum Bermuda’s transactions were not considered insurance, Platinum Holdings and Platinum Bermuda could be characterized as passive foreign investment companies and this could have a negative effect on our book value and potentially on the value of our shares.

15. Under certain circumstances, you may be required to pay taxes on your pro rata share of the related person insurance income of Platinum Bermuda.

If (i) U.S. Persons are treated as owning 25% or more of our shares, (ii) the related person insurance income ("RPII") of Platinum Bermuda were to equal or exceed 20% of the gross insurance income of Platinum Bermuda in any taxable year, and (iii) direct or indirect insureds (and persons related to such insureds) own (or are treated as owning) 20% or more of the voting power or value of the shares of Platinum Bermuda, a U.S. Person who owns our shares directly or indirectly through non-U.S. entities on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder's pro rata share of the RPII of Platinum Bermuda for the entire taxable year, determined as if such RPII were distributed proportionately to such U.S. Persons at that date regardless of whether such income is distributed.  RPII generally represents premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of our shares or any person related to such holder.  In addition, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income.  The amount of RPII earned by Platinum Bermuda will depend on a number of factors, including the geographic distribution of the business of Platinum Bermuda and the identity of persons directly or indirectly insured or reinsured by Platinum Bermuda.  Some of the factors which determine the extent of RPII in any period may be beyond the control of Platinum Bermuda.  Although we expect that either (i) the gross RPII of Platinum Bermuda will not exceed 20% of its gross insurance income for the taxable year or (ii) direct or indirect insureds (and persons related to those insureds) will not own directly or indirectly through entities 20% or more of the voting power or value of our shares for the foreseeable future, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

16. U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on all or a portion of their gains, if any.

The RPII rules provide that if a U.S. Person disposes of shares in a non-U.S. insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation's gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII).  In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder.  These RPII rules should not apply to dispositions of our shares because Platinum Holdings will not be directly engaged in the insurance business.  The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department in the form of final regulations.  Regulations interpreting the RPII provisions of the U.S. Internal Revenue Code of 1986, as amended (the "Code") exist only in proposed form.  It is not certain whether these proposed regulations will be adopted in their present form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect.

17. The regulatory system under which we operate and potential changes thereto could significantly and adversely affect our business.

The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.  Reinsurers are generally subject to less direct regulation than primary insurers.  In the United States and in the United Kingdom licensed reinsurers are highly regulated and must comply with financial supervision standards comparable to those governing primary insurers.  For additional discussion of the regulatory requirements to which Platinum Holdings and its subsidiaries are subject, see Item 1 – “Business – Regulation”.  Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial results and operations.  In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated above, distribute funds to Platinum Holdings.  In recent years, some U.S. state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies.  Moreover, the National Association of Insurance Commissioners ("NAIC") and state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and the development of new laws that may be more restrictive or may result in higher costs to us than current statutory requirements.

Platinum Bermuda is not registered or licensed as an insurance company in any jurisdiction outside Bermuda.  Platinum Bermuda conducts its business solely through its offices in Bermuda and does not maintain an office, and its personnel do not conduct any insurance activities, outside Bermuda.  Although Platinum Bermuda does not believe it is in violation of insurance laws of any jurisdiction outside Bermuda, inquiries into or challenges to Platinum Bermuda's insurance activities may still be raised in the future.

The offshore insurance and reinsurance regulatory framework has become subject to increased scrutiny in many jurisdictions, including the U.S. federal and various state jurisdictions.  In the past, there have been congressional and other proposals in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the United States.  If Platinum Bermuda were to become subject to any insurance laws and regulations of the United States or any U.S. state, which are generally more restrictive than those applicable to it in Bermuda, Platinum Bermuda might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing specified types of policies or contracts.  Complying with those laws could have a material adverse effect on our ability to conduct our business.

18. Platinum Holdings is a holding company and, consequently, its cash flow is dependent on dividends, interest and other permissible payments from its subsidiaries.

Platinum Holdings is a holding company that conducts no reinsurance operations of its own.  All operations are conducted by its wholly owned operating subsidiaries, Platinum Bermuda and Platinum US.  As a holding company, Platinum Holdings' cash flow consists primarily of dividends, interest and other permissible payments from its subsidiaries.  Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including capital management activities and the payment of any dividends to its preferred and common shareholders.

Additionally, under the Companies Act, Platinum Holdings may declare or pay a dividend out of distributable reserves only if it has reasonable grounds for believing that it is, or after the payment would be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts.

19. We could be adversely affected by the loss of one or more key executives or by an inability to retain or replace qualified senior management.

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

20. It may be difficult to enforce service of process and judgments against us and our officers and directors.

We are a Bermuda company and certain of our officers and directors are residents of various jurisdictions outside the U.S.  A substantial portion of our assets, officers and directors are or may be located in jurisdictions outside the U.S. at any one time.  It may be difficult for investors to effect service of process within the U.S. on our directors and officers who reside outside the U.S. or to enforce against us or our directors and officers judgments of U.S. courts predicated upon civil liability provisions of the U.S. federal securities laws.

21. There are limitations on the ownership, transfer and voting rights of our common shares.

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

In addition, our Bye-laws generally provide that any person (or any group of which such person is a member) beneficially owning, directly or indirectly, shares carrying 10% or more of the total voting rights attached to all of our outstanding voting shares, will have the voting rights attached to our issued shares reduced so that it may not exercise 10% or more of such total voting rights.  Because of the attribution provisions of the Code, and the rules of the SEC regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder whether or not such shareholder directly holds 10% or more of our common shares.  Further, the directors have the authority to require from any shareholder certain information for the purpose of determining whether that shareholder's voting rights are to be reduced.  Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives the directors (or their designees) discretion to disregard all votes attached to that shareholder's common shares.

The insurance law of Maryland prevents any person from acquiring control of us or of Platinum US unless that person has filed a notification with specified information with the Maryland Insurance Commissioner and has obtained the Commissioner’s prior approval.  Under the Maryland statute, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted.  Accordingly, any person who acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Maryland Insurance Commissioner will be in violation of this law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Maryland Insurance Commissioner or prohibiting the voting of those securities and to other actions determined by the Maryland Insurance Commissioner.  In addition, many U.S. state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.  While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration.  Any future transactions that would constitute a change in control of Platinum Holdings may require prior notification in those states that have adopted pre-acquisition notification laws.

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

22. Holders of 10% or more of our shares may be subject to U.S. income taxation under the “controlled foreign corporation” rules.

A U.S. Person that is a “10% U.S. Shareholder” of a non-U.S. corporation (defined as a U.S. Person who owns or is treated as owning at least 10% of the total combined voting power of all classes of stock entitled to vote of the non-U.S. corporation) that is a controlled foreign corporation ("CFC") for an uninterrupted period of 30 days or more during a taxable year, that owns shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC's taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's “subpart F income,” even if the subpart F income is not distributed.  “Subpart F income” of a non-U.S. insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income).  A non-U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of stock of that foreign corporation, or the total value of all stock of that foreign corporation.

For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned directly, indirectly through non-U.S. entities or constructively by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to same country risks written by certain insurance companies not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

    We believe that because of the anticipated dispersion of our share ownership and, provisions in our organizational documents that limit voting power, no U.S. Person should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of all classes of our shares.  However, the IRS could successfully challenge the effectiveness of these provisions in our organizational documents.  Accordingly, no assurance can be given that a U.S. Person who owns our shares will not be characterized as a 10% U.S. Shareholder.

23. The impact of Bermuda's letter of commitment to the Organization for Economic Cooperation and Development (the “OECD”) to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition.  These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world.  In the OECD's report dated April 18, 2002 and updated as of June 2004, September 2006 and October 2007, Bermuda was not listed as a tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity.  We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

24. The current investigations into finite risk reinsurance products could have a material adverse effect on our financial condition or results of operations.

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

We have not had any contact with offices of the SEC, the New York Attorney General or the United States Attorney for the Southern District of New York with respect to these investigations since November 2005, but the investigations have not been closed.  We believe these investigations have significantly diminished the demand for finite risk products and we expect that this diminished demand will continue.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Platinum Holdings and Platinum Bermuda lease offices located at The Belvedere Building, 69 Pitts Bay Road, Pembroke, Bermuda.  The term of these leases ends on December 31, 2009 with various options for renewal up until December 31, 2011.  The principal offices of Platinum US and all other U.S. based subsidiaries are located at Two World Financial Center, New York, New York.  The term of this lease ends on September 29, 2013.  Platinum US also leases office space located in Chicago at 1901 N. Roselle Rd., Schaumburg, Illinois.  The term of the lease in Chicago ends on February 28, 2011.  Platinum UK leases office space for its principal office at St. Clare House, 30/33 Minories, London.  The term of this lease ends on October 22, 2011.  We anticipate no difficulty in extending these leases or obtaining comparable office facilities in suitable locations and consider our facilities to be adequate for our current needs.

Item 3. Legal Proceedings

As previously disclosed, in November and December 2004 we received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products.  We have fully cooperated in responding to all such requests.  Other reinsurance companies have reported receiving similar subpoenas and requests.  In 2005, we retained the law firm of Dewey & LeBoeuf LLP to conduct a review of our finite reinsurance practices.  They informed us that they identified no evidence of improprieties.

On June 14, 2005, we received a grand jury subpoena from the United States Attorney for the Southern District of New York requesting documents relating to our finite reinsurance products.  We have been informed that other companies in the industry have received similar subpoenas.  We have fully cooperated in responding to this request.

We have not had any contact with the SEC, the New York Attorney General’s Office or the United States Attorney for the Southern District of New York with respect to these investigations since November 2005, but the investigations have not been closed and we are unable to predict what actions, if any, the governmental authorities will take in the future.

In the normal course of business, we may become involved in various claims and legal proceedings.  We are not currently aware of any pending or threatened material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Platinum Holdings shareholders during the fourth quarter of 2007.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are listed on the NYSE under the symbol “PTP.”  The following table shows the high and low per share trading prices of our common shares, as reported on the NYSE for the periods indicated:

	Price Range of Common Shares
Year	High	Low
2007:
First Quarter	$32.59	$29.81
Second Quarter	35.71	31.63
Third Quarter	36.39	31.02
Fourth Quarter	$38.07	$33.98

2006:
First Quarter	$32.03	$28.00
Second Quarter	30.00	26.14
Third Quarter	31.11	27.34
Fourth Quarter	$31.41	$29.51

On February 14, 2008, the last reported sale price for our common shares on the NYSE was $32.95 per share.

Holders

At January 29, 2008, there were approximately 30 holders of record and approximately 3,375 beneficial holders of our common shares.

Dividends

During the years ended December 31, 2007 and 2006 we paid quarterly cash dividends of $0.08 per common share.  The Board has declared a dividend for the first quarter of 2008 of $0.08 per common share, payable on March 31, 2008 to shareholders of record at the close of business on March 3, 2008.  The declaration and payment of both preferred and common share dividends are at the discretion of the Board of Directors and depend upon our results of operations, cash flows, the financial positions and capital requirements of Platinum Bermuda and Platinum US, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant.  Unless all accrued, cumulated and unpaid dividends on our preferred shares for all past quarterly dividend periods have been paid in full we cannot declare or pay any dividends or make any distributions to any of our common shareholders.  See “Sources of Liquidity” under “Financial Condition, Liquidity and Capital Resources” on page 55 for further discussion of potential limitations of dividends.

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

Platinum Bermuda is subject to regulatory constraints imposed by Bermuda insurance law, Platinum US is subject to regulatory constraints imposed by Maryland insurance law, Platinum UK is subject to regulatory constraints imposed by U.K. insurance law, and Platinum Regency is subject to constraints imposed by Irish law.  Such constraints affect the ability of each to pay dividends to Platinum Holdings.  See “Business – Regulation”.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Following is a summary of purchases by us of our common shares during the quarterly period ended December 31, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans *	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs

October 1, 2007 – October 31, 2007	344,200	$35.52	344,200	$243,312,000
November 1, 2007 – November 30, 2007	2,321,524	35.46	2,321,524	168,701,000
December 1, 2007 – December 31, 2007	808,900	36.02	808,900	126,300,908
Total	3,474,624	$35.57	3,474,624	$126,300,908

*
On August 4, 2004 the Board of Directors of the Company approved a program to repurchase up to $50,000,000 of the Company’s common shares.  On July 26, 2007 our Board of Directors approved an increase in the existing repurchase program to result in authority as of such date to repurchase up to a total of $250,000,000.  On October 25, 2007 our Board of Directors approved an additional increase to the repurchase program to result in authority as of such date to repurchase up to a total of $250,000,000.  On February 21, 2008 our Board of Directors approved an additional increase in the repurchase program to result in authority as of such date to purchase a total of $250,000,000.  During the year ended December 31, 2007 we purchased 6,934,655 of our common shares in the open market at an aggregate amount of $240,672,000 at a weighted average price of $34.71 per share.  The shares we purchased were canceled.  No repurchases of our common shares were made during 2006 or 2005.

Performance Graph

The graph below compares cumulative total return on our Common Shares with the cumulative total return on the Standard & Poor’s ("S&P") 500 Composite Stock Price Index (the "S&P 500 Index") and the S&P Property-Casualty Industry Group Stock Price Index (the "S&P Property-Casualty Index"), for the period commencing December 31, 2002 and ending on December 31, 2007.  The graph shows the value at December 31 of each calendar year of $100 invested on December 31, 2002 in our common shares, the S&P 500 Index, and the S&P Property-Casualty Index as measured by the last sale price on the last trading day of each such period.

Total Return to Shareholders

	Indexed Returns * Years Ending December 31,
	2003	2004	2005	2006	2007

Platinum	$115.23	120.72	121.85	122.67	142.30
S&P 500 Index	128.68	142.69	149.70	173.34	182.86
S&P 500 Property & Casualty Index	126.41	139.58	160.68	181.36	156.04

*  Index value at December 31, 2002 – 100.00

    The foregoing Performance Graphs shall not be deemed to be “soliciting material” or “filed” with the SEC or incorporated by reference in any previous or future document filed by the Company with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates such Performance Graph by reference in any such document.

Item 6. Selected Financial Data

The following table sets forth certain of our selected financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.  Our data as of and for the years ended December 31, 2007, 2006 and 2005 were derived from our consolidated financial statements beginning on page F-1 of this Form 10-K.  Our data as of and for the years ended December 31, 2004 and 2003 were derived from our audited consolidated financial statements not included in this Form 10-K.  You should read the selected financial data in conjunction with our consolidated financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 beginning on page F-1 of this Form 10-K, and the related “Management's Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 33 of this Form 10-K.

Five-Year Summary of Selected Financial Data
($ in thousands, except per share amounts)

	As of and for the years ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Net premiums written	$1,119,807	1,176,613	1,717,722	1,646,013	$1,172,142
Net premiums earned	1,173,088	1,336,701	1,714,723	1,447,935	1,067,527
Net investment income	214,222	187,987	129,445	84,532	57,645
Net losses and LAE	655,487	760,602	1,505,425	1,019,804	584,171
Underwriting expenses	294,642	357,219	458,804	380,958	320,754
Net income (loss)	356,978	329,657	(137,487)	84,783	144,823

Basic earnings (loss) per common share	5.91	5.38	(3.01)	1.96	3.37
Diluted earnings (loss) per common share	5.38	4.96	(3.01)	1.81	3.09
Dividends declared per common share	$0.32	0.32	0.32	0.32	$0.32

Balance Sheet Data:
Total investments and cash	$4,461,503	4,228,937	3,830,428	2,456,868	$1,790,509
Premiums receivable	244,360	377,183	567,449	580,048	487,441
Total assets	5,078,750	5,093,567	5,154,375	3,421,995	2,485,572
Unpaid losses and LAE	2,361,038	2,368,482	2,323,990	1,380,955	736,934
Unearned premiums	298,498	349,792	502,018	502,423	305,985
Debt obligations	250,000	292,840	292,840	137,500	137,500
Shareholders’ equity	1,998,377	1,858,061	1,540,249	1,133,003	1,067,203

Book value per common share	$34.04	28.33	23.22	26.30	$24.79

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included on pages F-1 through F33 of this Form 10-K and “Note on Forward-Looking Statements” on page 1 of this Form 10-K.  Our consolidated financial statements have been prepared in accordance with U.S. GAAP.

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

Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period.  Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by estimates of premiums that are written but not reported ("WBNR").  The premium estimation process considers the terms and conditions of the reinsurance contracts and assumes that the contracts will remain in force until expiration.  The estimation of written premiums could be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions.  In addition to estimating WBNR, we estimate the portion of premiums earned but not reported ("EBNR").  The net impact on the results of operations of changes in estimated premiums earned is reduced by the accrual of losses and acquisition expenses related to such estimated premiums earned.  The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses.  Premiums are generally reported within two years.

Premiums receivable include premiums billed and in the course of collection as well as WBNR.  WBNR is the component of premiums receivable that is subject to judgment and uncertainty.  Premiums receivable as of December 31, 2007 of $244,360,000 included $195,890,000 of WBNR that is based upon estimates.  The appropriateness of WBNR is evaluated in light of the actual premium reported by the ceding companies and any adjustments to WBNR and EBNR that represent premiums earned are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made.

When estimating premiums written and earned, we segregate the business of each of our reinsurance subsidiaries into classes by type of coverage and type of contract (approximately 90 classes).  Within each class, business is further segregated by the year in which the contract incepted (the “Underwriting Year”), starting with 2002.  Estimates of WBNR and EBNR are made for each class and Underwriting Year.  Premiums are estimated based on ceding company estimates and our own judgment after considering factors such as:  (1) the ceding company’s historical premium versus projected premium, (2) the ceding company’s history of providing accurate estimates, (3) anticipated changes in the marketplace and the ceding company’s competitive position therein, (4) reported premiums to date and (5) the anticipated impact of proposed underwriting changes.  Estimates of ultimate premium are made by our underwriters for each contract and Underwriting Year.  Management reviews these estimates with our underwriters and actuaries and an ultimate premium estimate is selected.  Estimates of written premium and earned premium are then based on the selected ultimate premium estimate and the structure of the reinsurance contracts.  The WBNR and EBNR are determined by subtracting the written and earned premium reported by the ceding companies from the estimated written and earned premium.  As of December 31, 2007 WBNR was $195,890,000 and EBNR was $139,105,000.  The selected best estimates of WBNR and EBNR were lower than the estimates made by our underwriters by $32,128,000 or 16%, and $19,336,000 or 14%, respectively.  We believe that we reasonably could have made an adjustment of between $0 and $32,128,000 for WBNR and between $0 and $19,336,000 for EBNR.  Key factors that were considered by management in selecting premium estimates lower than the estimates provided by our underwriters include:  (1) the increased competition and lower rate level in classes of business with little or no North American catastrophe exposure that make it difficult for ceding companies to achieve their premium targets, (2) a large ceding company has recently reduced premium estimates on prior underwriting years thereby reducing credibility in its current year estimates and (3) the lack of a historical track record for some ceding companies writing new programs.  The actual premium ultimately recorded may differ materially from the estimates discussed above.

Estimated and reported premiums receivable as of December 31, 2007, 2006 and 2005 are shown in the table below ($ in thousands):

	December 31,
	2007	2006	2005
Estimated premiums receivable	$195,890	315,243	$501,533
Reported premiums receivable	48,470	61,941	36,749
Total premiums receivable	$244,360	377,184	$538,282

Estimated premiums receivable at December 31, 2007 is lower than December 31, 2006 due to a reduction in business written in 2007 as compared with 2006.  Likewise, estimated premiums receivable as of December 31, 2006 was lower than at December 31, 2005 due to the reduction in business written in 2006 as compared with 2005.

An allowance for uncollectible premiums is established for possible non-payment of premiums receivable, as deemed necessary.  As of December 31, 2007, based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset premium receivables against losses and LAE or other amounts payable to the same parties, we did not establish an allowance for uncollectible premiums receivable.

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

Unpaid Losses and LAE

One of the most significant estimates made by management in the preparation of our financial statements is the estimation of unpaid losses and LAE, also referred to as “loss reserves.”  Unpaid losses and LAE include estimates of the cost of claims that were reported but not yet paid, generally referred to as case reserves, and the cost of claims incurred but not yet reported ("IBNR").  These liabilities are estimates of future amounts required to pay losses and LAE for reinsured claims for which we are liable and that have occurred at or before the balance sheet date.  Every quarter, our actuaries prepare estimates of the loss reserves based on established actuarial techniques.  Our processes and procedures for estimating unpaid losses and LAE on an annual basis and an interim basis are the same.  Because the ultimate amount of unpaid losses and LAE is uncertain, we believe that the quantitative techniques used to estimate these amounts are enhanced by management’s professional judgment.  We review these estimates and determine our best estimate of the liabilities to record in our consolidated financial statements.

We do not establish liabilities until the occurrence of an event that may give rise to a loss.  When an event of sufficient magnitude occurs, we may establish IBNR specific to such an event.  Generally, this is done following a property catastrophe that affects many ceding companies.  When events occur that have not yet resulted in reported losses, our actuaries estimate the impact and consider such events, including potentially separate evaluation as an individually large or catastrophic loss.  This process often does not differ from the reserving process for reported losses.

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

Case reserves are generally based upon claim reports received from ceding companies.  Actual paid losses and case reserves, often referred to collectively as reported losses, are subtracted from expected ultimate losses to derive IBNR.  The information we receive varies by ceding company and includes paid losses and case reserves and may include an estimate of IBNR.  Case reserves may be increased or decreased by our claims personnel based on receipt of additional information, including information received from ceding companies.  Our estimates of ultimate loss are based on various actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method, which are discussed below.  Estimated ultimate loss related to a catastrophic event may be based on our estimated exposure to an industry loss and may rely on the use of catastrophe modeling software.

The gross liabilities recorded on our consolidated balance sheets as of December 31, 2007 and 2006 for unpaid losses and LAE were $2,361,038,000 and $2,368,482,000, respectively.  The following table sets forth a breakdown between gross case reserves and gross IBNR by segment as of December 31, 2007 and 2006 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total
December 31, 2007
Gross case reserves	$235,673	331,931	70,873	$638,477
Additional case reserves	778	21,329	–	22,107
Gross IBNR	212,446	1,347,337	140,671	1,700,454
Total gross unpaid losses and LAE	$448,897	1,700,597	211,544	$2,361,038

December 31, 2006
Gross case reserves	$336,260	250,871	113,897	$701,028
Additional case reserves	243	18,576	–	18,819
Gross IBNR	235,932	1,198,432	214,271	1,648,635
Total gross unpaid losses and LAE	$572,435	1,467,879	328,168	$2,368,482

    Since we rely on information regarding paid losses, case reserves and sometimes IBNR provided by ceding companies in order to assist us in estimating our liability for unpaid losses and LAE, we perform certain procedures in order to help determine the completeness and accuracy of such information.  Periodically, management assesses the reporting activities of these companies on the basis of qualitative and quantitative criteria.  These procedures include conferring with ceding companies or brokers on claims matters, conducting periodic audits of our ceding companies by our claims personnel at their offices to:  (1) review and establish validity of specific claims, (2) determine that case reserves established by the ceding company are reasonable, (3) determine consistency in claim reporting from period to period, and (4) assess the overall claims practices and procedures of our ceding companies.  Additionally, we monitor the claims handling and reserving practices of ceding companies in order to help establish the proper reinsurance premium for reinsurance agreements.  Disputes with ceding companies have been rare and generally have been resolved through negotiation.

Non-Catastrophe Reserves

Non-catastrophe reserves total $2,179,234,000, which is 92% of our gross unpaid loss reserves as of December 31, 2007.  When estimating unpaid losses and LAE, we segregate the business of each of our reinsurance subsidiaries into classes by type of coverage and type of contract (approximately 125 classes).  Within each class the business is further segregated by Underwriting Year, starting with 2002.  Multiple point estimates using a variety of actuarial techniques are calculated for many, but not all, of our classes of coverage for each Underwriting Year.  We do not believe that these multiple point estimates are or should be considered a range.  Our actuaries consider each class and determine the most appropriate point estimate for each Underwriting Year based on the characteristics of the particular class including: (1) the expected percentage of reported losses derived from the loss development patterns, (2) the credibility of the selected loss development pattern, (3) the stability of the loss development patterns, and (4) the observed loss development of other underwriting years for the same class.  Other relevant factors considered include:  (1) historical ultimate loss ratios, (2) the presence of individual large losses and (3) known occurrences that have not yet resulted in reported losses.  For some classes of business our actuaries believe that a review of individual contract information improves the loss reserve estimate.  For example, individual contract review is particularly important for the Finite Risk segment and the accident and health class within the Casualty segment.  Our actuaries make their determinations of the most appropriate point estimate of loss for each class based on an evaluation of all the relevant information and it is inappropriate to ascribe a particular portion of the estimate to a particular factor or consideration.  This information is aggregated and reviewed and approved by management and is included in the liability for unpaid losses and LAE.

Generally, estimates of expected ultimate losses that are not related to a specific event are initially determined based on the loss ratio method applied to each Underwriting Year and to each class of business.  The expected ultimate losses are determined by multiplying the expected loss ratio times the earned premium.  The selection of expected loss ratios involve management judgment and are based on:  (1) contract by contract expected loss ratios developed during our pricing process, and (2) our historical loss ratios and combined ratios (loss plus acquisition cost ratios), and (3) the historical loss ratios of St. Paul Re, when available, updated and adjusted for rate changes and trends.  These judgments take into account management’s view of past, current and future:  (1) market conditions, (2) changes in the business underwritten, (3) changes in timing of the emergence of claims and (4) other factors that may influence expected ultimate losses.

Since 2005, rates and underwriting terms and conditions have deteriorated year over year in most casualty classes of business resulting in higher expected loss ratios and combined ratios for each subsequent year.  In property classes, rates increased in 2006 following the large catastrophe losses experienced in 2004 and 2005 resulting in lower expected loss ratios.  In addition, there was an increase in more catastrophe-exposed business with larger margins that had the effect of further decreasing the expected non-catastrophe loss ratios.  In 2007 there were price increases for business exposed to North American wind in the beginning of the year followed by decreases for the remainder of the year resulting in little change in expected loss ratio.  Rates for other property business declined resulting in higher loss ratios and combined ratios.  For finite contracts, loss reserves are determined on a contract-by-contract basis and expected loss ratios were based on the pricing analysis.

Over time, as a greater number of claims are reported, actuarial estimates of IBNR are based on the Bornhuetter-Ferguson and the chain ladder techniques.  The Bornhuetter-Ferguson technique utilizes actual reported losses and expected patterns of reported losses, taking the initial expected ultimate losses into account to determine an estimate of expected ultimate losses.  This technique is most appropriate when there are few reported claims and a relatively less stable pattern of reported losses.  The chain ladder technique utilizes actual reported losses and expected patterns of reported losses to determine an estimate of expected ultimate losses that is independent of the initial expected ultimate losses.  This technique is most appropriate when there are a large number of reported losses with significant statistical credibility and a relatively stable pattern of reported losses.  The determination of when reported losses are sufficient and credible to warrant deviating from initial expected loss ratios also requires judgment.  Reported loss experience indicating unfavorable variances from initial expected loss ratios tend to be recognized faster than reported loss experience indicating favorable variances.  This is because the reporting of losses in excess of expectations tends to have greater credibility than an absence or lower than expected level of reported claims.

    While we commenced operations in 2002, the business we write is sufficiently similar to the historical reinsurance business of St. Paul Re such that we review the historical loss experience of this business when we estimate our own initial expected ultimate losses and the expected patterns of reported losses.  The historical loss experience of St. Paul Re is updated quarterly by St. Paul Re and is available to us.  These patterns can span more than a decade and, given our own relatively limited history, the availability of the St. Paul Re data is a valuable supplement to our own and industry data.  Patterns of reported losses are determined utilizing actuarial analysis, including management’s judgment, and are based on historical patterns of paid losses and reporting of case reserves to us, as well as industry patterns.  Information that may cause future patterns of reported losses to differ from historical patterns of reported losses is considered and reflected in expected patterns as appropriate.  A key assumption is that past patterns of reported losses are reasonably predictive of future patterns of reported losses.  It is often difficult to identify differences in business reinsured from Underwriting Year to Underwriting Year and how such differences can affect loss development patterns.  This difficulty adds to uncertainty in estimates that use these patterns.  For property and health coverages these patterns indicate that a substantial portion of the ultimate losses are reported within 2 to 3 years after the contract is effective.  Casualty patterns can vary from 3 years to over 20 years depending on the type of business.

In property lines the expected patterns of reported losses are based on historical reported loss data.  The only significant exception is the Florida pro rata business in 2004 and 2005.  For the Florida pro rata business a separate pattern was derived from ceding company data.  For all lines, historical data by effective date and business type is used to determine patterns that reflect each year’s reinsurance contract inception date distribution and the distribution of underlying business written on a losses occurring versus on a risk attaching basis.  In marine lines the expected patterns of reported losses are primarily based on historical reported loss data.  Reported loss patterns are analyzed for various groups of reinsurance classes and an overall pattern is determined by the mix of business within each Underwriting Year.

In North American casualty excess of loss lines the expected patterns of reported losses are primarily based on our historical reported loss data and that of St. Paul Re, both of which are supplemented by industry data from the Reinsurance Association of America ("RAA").  Due to the long reporting pattern in general liability, various sources are used to estimate the end of the reporting pattern referred to as the “tail”.  To estimate the tail we supplement our historical data and that of St. Paul Re available to us, with industry data, generally from the RAA.

We analyze historical patterns of reported losses and may adjust them for observed anomalies.  For example, we observed that patterns of reported losses were much slower in Underwriting Years that were characterized by especially intense competition, known as the “soft market”, particularly in the North American excess-of-loss claims made class.  We believe this is due to multiple year policies written by cedants and the deterioration in underwriting standards during these periods.  In determining our patterns of reported losses for certain classes we may exclude certain historical data from the soft market years as none of our business was written in these soft market periods.  One of the risks of excluding some of the years is that we could be obscuring trends in patterns of reported losses.  Our actuaries consider this when determining the credibility of indications that use these patterns.  For a small number of reinsurance contracts appropriate historical patterns of reported losses must be developed from ceding company data or other sources.

In finite casualty expected patterns of reported losses for the largest contracts are based on ceding company data.  For other contracts when ceding company data is unavailable appropriate patterns from our data or the RAA are used.

Catastrophe Reserves

Catastrophe reserves total $181,803,000 which represents 8%, of our gross unpaid loss reserves as of December 31, 2007.  Specific reserves for catastrophe events are established on an event by event basis.  Generally, an event must cause more than $1 billion of property losses to the insurance industry or $10 million of property losses to the Company to be considered and tracked as a catastrophe.  Our underwriters make estimates of ultimate loss for catastrophes by event and contract.  The estimated ultimate losses are initially based on industry loss estimates, ceding company estimates, ceding company estimated market share and, in certain cases, output from catastrophe models.  Information is typically updated as it becomes available.  Our actuaries review the loss estimates and other information with our underwriters and make an estimate of ultimate loss.  Important considerations in this review include:  (1) the credibility of ceding company estimates, (2) whether the ceding company estimates include IBNR, and (3) how current the latest update is from the ceding company.  As the events mature, the reported losses as a percentage of ultimate losses are compared to a catastrophe loss development pattern based on prior catastrophe events.  After approximately 12 months following an event, the ultimate loss estimate is generally based on the development patterns and individual reinsurance contract level information may or may not be maintained.  Loss development patterns may be inconsistent between events.  For the very large catastrophes, such as Hurricane Katrina in 2005, the contract level information will generally be maintained and reviewed for a longer period.  Generally, the ultimate losses are reasonably well known within 12 to 24 months after a catastrophic event.  Although earthquake events can have a longer reporting period, there have been no significant earthquake events during our history.

While catastrophe activity in 2007 was greater than in 2006, it was still relatively low.  We have established specific reserves for the following 2007 events: European Windstorm Kyrill, the June floods in the UK, the July floods in the UK and the October wildfires in California.

Reinsurance Recoverable

In order to limit the effect on our financial condition of large and multiple losses, we may buy retrocessional reinsurance, which is reinsurance for our own account.  Reinsurance recoverable, also referred to as “ceded loss reserves”, include estimates of the recoveries from our retrocessional reinsurance that arise from claims from our reinsurance business.  These assets are estimates of future amounts recoverable from retrocessionaires for claims that have occurred at or before the balance sheet date.  Each quarter, after estimating the amount of gross loss reserves, our actuaries review all retrocessional contracts.  Based on the structure of each retrocessional contract and the gross incurred loss, a recovery amount is estimated.  Reinsurance recoverable on unpaid losses and LAE was $18,853,000 as of December 31, 2007, and represents 0.8% of gross unpaid losses and LAE.

Uncertainty of Estimates

The process of estimating ultimate losses for primary insurance business is not precise due to the inherent uncertainty of future developments.  Primary insurers must estimate their own losses, often based on incomplete and changing information.  The estimation process for reinsurance business introduces further uncertainties compared with reserving for primary insurance business.  There are numerous factors that add uncertainty to our estimates of losses, the more significant of which include:  (1) our estimates are based on predictions of future developments and estimates of future trends in claim severity and frequency, (2) the reliance that we necessarily place on ceding companies for claims reporting, (3) the associated time lag in reporting losses, (4) the low frequency/high severity nature of some of the business that we underwrite, and (5) the varying reserving practices among ceding companies.  The time lag in reporting can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, and the deterioration in a claimant’s physical condition many years after an accident occurs.  As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, we are subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to us.  As of December 31, 2007, we did not have any significant back-log related to our processing of assumed reinsurance information.  In the reserving process, we assume that time lags in reporting are predictable over time and therefore the lags are contemplated in the loss reporting patterns used in our actuarial methods.  Ceding company reserving practices can vary and our actuaries consider this when determining the credibility of indications that use this information.

Because our estimates of ultimate losses are affected by these and other factors and are highly dependent on judgment, our estimates of ultimate loss are inherently uncertain.  In property classes, there can be additional uncertainty in loss estimation related to large catastrophe events.  With wind events, such as hurricanes, the damage assessment process may take more than a year.  The cost of rebuilding is subject to increase due to supply shortages for construction materials and labor.  In the case of earthquakes, the damage assessment process may take several years to discover structural weaknesses not initially detected in buildings.  The uncertainty inherent in loss estimation is particularly pronounced for casualty coverages, such as umbrella liability, general and product liability, professional liability and automobile liability, where information, such as required medical treatment and costs for bodily injury claims, emerges over time.  In the overall loss reserving process, provisions for economic inflation and changes in the social and legal environment are considered.

In addition to the inherent uncertainty of estimating unpaid losses and LAE, our estimates with respect to the losses arising from Hurricane Katrina in 2005 are subject to an unusually high level of uncertainty arising out of complex and unique causation and coverage issues associated with the attribution of losses to wind or flood damage or other perils such as fire, business interruption or riot and civil commotion.  For example, the underlying policies generally do not cover flood damage; however, water damage caused by wind may be covered.  Our actual losses from Hurricane Katrina may exceed our estimates as a result of, among other things, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed, which may be affected by class action lawsuits or state regulatory actions.  The loss development patterns for the losses arising from Hurricanes Katrina, Rita and Wilma in 2005 (the "2005 Hurricanes") are showing variances from the loss development patterns of recent and historical catastrophes.

Unpaid losses and LAE as of December 31, 2007 related to the 2005 Hurricanes was $118,234,000, of which $67,405,000 was related specifically to Hurricane Katrina.  In the table below, the paid and reported losses are shown as a percentage of the current estimated ultimate loss for the 2005 Hurricanes and losses from hurricanes Charlie, Ivan, Francis and Jean in 2004 (the "2004 Hurricanes") at nearly similar points of their respective development:

	Paid %	Reported %
2004 Hurricanes as of December 31, 2006	86%	97%
2005 Hurricanes as of December 31, 2007	82%	94%

Paid and reported losses for the 2005 Hurricanes are a lower percentage of estimated ultimate loss than for the 2004 Hurricanes at similar points of their respective development.  They are also lower than the comparable statistics for Hurricane Andrew in 1992 at its similar point of development.  For the 2005 Hurricanes, we are relying primarily on our underwriters’ and actuaries’ estimates by contract which rely heavily on ceding company estimates of ultimate loss.  We believe the unprecedented size of the events and the claims adjusting issues will result in a longer loss development period than for past hurricanes.

Sensitivity of Estimates

Generally, North American casualty excess business has the longest pattern of reported losses and, therefore, loss estimates have a higher degree of uncertainty than other reserving classes.  IBNR for these classes as of December 31, 2007 was $1,069,549,000, which was 64% of the total IBNR at that date.  Because estimates of unpaid losses and LAE related to North American casualty excess business have a higher degree of uncertainty, we would not consider a variance of five percentage points from the initial expected loss ratio to be unusual.  As an example, an increase in the initial expected loss ratio of 5%, from 67% to 72%, would result in an increase of the IBNR for these classes by $88,175,000.  This equates to approximately 6.7% of the liability for total unpaid losses and LAE for these classes as of December 31, 2007.  As another example, if the estimated pattern of reported losses was accelerated by 5%, the IBNR for these classes would decrease by $2,651,000, which is less than 1%.  We have selected these two inputs as examples of sensitivity analyses because we believe that the two most important inputs to the reserve estimation methodologies described above are the initial expected loss ratio and the estimated pattern of reported losses.

        Valuation of Investments

Fixed maturities for which we may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income as a separate component of shareholders' equity, net of deferred taxes.  Fixed maturities for which we have the intent to sell prior to maturity are classified as trading securities and reported at fair value, with unrealized gains and losses included in other income and the related deferred income tax included in income tax expense.

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or were the result of “other-than-temporary impairments.”  The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors.  These factors include but are not limited to:  the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, the collateral structure and credit support that may be applicable to asset and mortgage-backed securities.  We also consider our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss, which is based, in part, on current and anticipated future positive net cash flows from operations that generate sufficient liquidity in order to meet our obligations.  If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security and record a realized loss in the consolidated statement of operations in the period during which the write down occurred.

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

In 2005 an unprecedented level of hurricane losses caused many reinsurers to report significant net losses.  Many reinsurers were able to raise additional capital in the third and fourth quarters of 2005 and a number of new reinsurers were formed.  Nonetheless, the magnitude of the hurricane losses caused rating agencies to tighten capital requirements and both reinsurers and their insurance company clients to reassess their catastrophe pricing and aggregate loss monitoring parameters and procedures.  The result was an increase in catastrophe pricing, particularly for wind exposures in the U.S. in 2006 and the beginning of 2007.  However, the lack of major catastrophe activity in 2006 and 2007 has led to an increase in capacity and decline in pricing for catastrophe exposed reinsurance in the second half of 2007.  The impact of the 2005 catastrophe losses on non-catastrophe pricing was to initially slow down the weakening of rates which then resumed in late 2006 and continued throughout 2007.  We believe that current rates can provide adequate returns with prudent and selective underwriting.

Results of Operations

Year Ended December 31, 2007 as Compared with the Year Ended December 31, 2006

Net income for the years ended December 31, 2007 and 2006 was as follows ($ in thousands):

	2007	2006	Increase
Net income	$356,978	329,657	$27,321

The increase in net income in 2007 as compared to 2006 was primarily due to an increase in net investment income of $26,235,000, a decrease in income tax expense of $6,342,000 and an increase in underwriting income of $4,079,000.  Underwriting income consists of net premiums earned, less net losses and LAE, net acquisition expenses and operating expenses related to the reinsurance company subsidiaries.  Underwriting income in 2007 included the net adverse impact of $38,721,000 from several major catastrophes, the most significant being $27,368,000 from European windstorm Kyrill and $8,453,000 from floods in the United Kingdom.  In 2006, the net adverse impact of major catastrophes was $5,155,000.  Net favorable development, which included the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions, also contributed to underwriting income in both 2007 and 2006.  Net favorable development was $77,806,000 and $55,768,000 in 2007 and 2006, respectively.

 Gross, ceded and net premiums written and earned for the years ended December 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Gross premiums written	$1,140,303	1,275,200	$134,897
Ceded premiums written	20,496	98,587	78,091
Net premiums written	1,119,807	1,176,613	56,806

Gross premiums earned	1,193,894	1,434,282	240,388
Ceded premiums earned	20,806	97,581	76,775
Net premiums earned	$1,173,088	1,336,701	$163,613

The decrease in gross premiums written in 2007 as compared with 2006 was primarily attributable to decreases in gross premiums written across most classes in the Casualty segment, reflecting fewer opportunities that met our underwriting standards.  Partially offsetting the decrease in casualty gross written premiums was an increase in property catastrophe gross written premiums.  Also affecting the comparison of gross premiums in 2007 to 2006 was a reduction of gross premiums written in 2006 of $56,589,000 relating to the termination of a finite risk contract.  The decrease in ceded written premiums, which resulted in an increase in net premiums written, was attributable to the non-renewal in 2007 of the quota share retrocession agreement effective January 1, 2006 (the "2006 Property Quota Share Agreement") under which Platinum US and Platinum UK ceded 30% of their new and renewal property catastrophe business effective on or after January 1, 2006 to a non-affiliated reinsurer.  The decrease in net premiums earned was due to decreases in current and prior year’s written premiums.

Net investment income for the years ended December 31, 2007 and 2006 was $214,222,000 and $187,987,000, respectively.  Net investment income increased in 2007 as compared with 2006 primarily due to increased invested assets as well as a slight increase in yields on invested assets.  The increase in invested assets was attributable to positive net cash flows provided by operations excluding trading securities activities, which was $491,483,000 in 2007.  Positive net cash flows provided by operations were partially offset by $240,672,000 of common share repurchases during 2007.  Net investment income included interest earned on funds held of $5,279,000 and $7,998,000 in 2007 and 2006, respectively.  Interest on funds held relates primarily to business in the Finite Risk segment which has declined over the past several years.  Net realized gains (losses) on investments were ($2,615,000) and $1,090,000 in 2007 and 2006, respectively.  Net realized gains and losses on investments primarily result from our efforts to manage credit quality, duration and sector allocation of our investment portfolio as well as to balance our foreign currency denominated invested assets with our foreign currency denominated liabilities.  We recorded a charge of $809,000 in 2007 relating to other-than-temporary impairments which was included within net realized losses on investments in the consolidated statement of operations.

Other expense for the years ended December 31, 2007 and 2006 was $5,787,000 and $2,872,000, respectively.  Other expense in 2007 included $1,393,000 of net unrealized gains relating to changes in fair value of fixed maturities classified as trading, $468,000 of net expense on reinsurance contracts accounted for as deposits, an expense of $900,000 relating to an option to purchase reinsurance which was not exercised and an expense of $4,107,000 for the fair value adjustment of a derivative contract.  Other expense in 2006 included $2,221,000 of net unrealized losses relating to changes in fair value of fixed maturities classified as trading and $706,000 of net expense on reinsurance contracts accounted for as deposits.

Net losses and LAE and the resulting loss and LAE ratios for the years ended December 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net losses and LAE	$655,487	760,602	$105,115
Net loss and LAE ratios	55.9%	56.9%	1.0 points

The decrease in net losses and LAE in 2007 as compared to 2006 was primarily due to the decrease in net premiums earned.  Net losses in 2007 included major catastrophe losses of $44,585,000 which represented 3.8%, of net premiums earned in 2007, as compared with major catastrophe losses of $5,536,000 in 2006, representing 0.4% of net premiums earned.  Major catastrophe losses in 2007 included $32,804,000 from European windstorm Kyrill and $8,881,000 from floods in the United Kingdom.  Net losses and LAE also included net favorable loss development of $81,166,000 in 2007, representing 6.9% of net premiums earned, and $60,746,000 in 2006, representing 4.5% of net premiums earned.

    Exclusive of the effects of the catastrophe losses, including additional premiums generated by such catastrophe losses, and net favorable loss development, the net loss and LAE ratio in 2007 decreased by approximately 2.0%, as compared with 2006.  The decrease was due to a higher proportion of catastrophe excess business which, because of the low level of catastrophes, had a lower net loss and LAE ratio than the remainder of the business.  The favorable effects of the property catastrophe excess business were partially offset by higher loss ratios in the Casualty segment due to declining rate adequacy.  The net loss and LAE ratios were also affected by other changes in the mix of business.

The net favorable loss development related to prior years emerged from all segments and was related to both catastrophe and non-catastrophe losses.  The most significant portion of net favorable development was in the Property and Marine segment and certain classes in the Casualty segment.  Actual reported losses in these classes were significantly less than expected and gained sufficient credibility in the current period to reduce estimated ultimate losses.  Net favorable loss development in 2007 included $17,164,000 related to prior years’ major catastrophes, primarily hurricane losses in the Property and Marine segment.  Net favorable loss development in 2007 also included $15,474,000 from certain long-tailed casualty classes.  We do not believe that the net favorable development in 2007 is indicative of prospective net development of unpaid losses and LAE as of December 31, 2007 because conditions and trends that affected the net favorable development of prior years’ unpaid losses and LAE may not necessarily exist in the future.

Net acquisition expenses and resulting net acquisition expense ratios for the years ended December 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$220,330	285,923	$65,593
Net acquisition expense ratios	18.8%	21.4%	2.6 points

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

Operating expenses for the years ended December 31, 2007 and 2006 were $103,593,000 and $95,490,000, respectively.  Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings and its non-operating intermediate holding company subsidiaries.  The increase in operating expenses was primarily due to increased incentive-based compensation and costs associated with an employee retention plan, which represented $5,433,000 of the $8,103,000 increase.

Net foreign currency exchange gains for the years ended December 31, 2007 and 2006 were $2,775,000 and $738,000, respectively.  We routinely transact business in various currencies other than the U.S. dollar.  Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in currencies other than the U.S. dollar as well as fluctuations in the amounts of assets and liabilities denominated in currencies other than the U.S. dollar and the exchange rates of the currencies.  We periodically monitor our largest foreign currency exposures and may purchase or sell foreign currency denominated invested assets based on these exposures.  The net foreign currency exchange gain in 2007 was the result of our holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily Euros and the British pound sterling in the normal course of doing business in these currencies, while the U.S. dollar declined in value against these currencies.

Interest expense for the years ended December 31, 2007 and 2006 was $21,470,000 and $21,805,000, respectively, and was primarily related to our $250,000,000 of Series B 7.5% Notes due June 1, 2017 (the "Series B Notes").  Interest expense also included interest related to $42,840,000 of Series B 6.371% Remarketed Senior Guaranteed Notes due November 16, 2007 (the "Remarketed Notes").  In November 2002, we issued Equity Security Units ("ESUs") each of which consisted of a contract to purchase our common shares in 2005 and an ownership interest in a Senior Guaranteed Note.  On August 16, 2005, Platinum Finance successfully completed the remarketing of $137,500,000 aggregate principal amount of the Senior Guaranteed Notes due November 16, 2007, referred to as the Remarketed Notes.  On November 16, 2005, Platinum settled the common share purchase contract component of the ESUs by issuing 5,008,850 common shares, which generated cash proceeds to us of $137,500,000, less related fees and expenses.  As a result of the settlement of the purchase contract component, the ESUs ceased to exist.  In December 2005, Platinum Finance completed a tender offer to repurchase all of the outstanding Remarketed Notes and repurchased $94,660,000 of the Remarketed Notes.  Interest expense in 2007 was less than interest expense in 2006 as Platinum Finance repaid the remaining $42,840,000 of Remarketed Notes when they came due in November 2007.

    Income taxes and the effective tax rate for the years ended December 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Income taxes	$23,825	30,167	$6,342
Effective tax rates	6.3%	8.4%	2.1 points

The decrease in income tax expense was due to the decrease in the effective income tax rate in 2007 as compared with 2006.  The effective tax rate in any given year is based on income before tax expense of our subsidiaries that operate in several jurisdictions with varying corporate income tax rates.  Platinum Holdings and Platinum Bermuda are not subject to corporate income tax.  The decrease in the effective income tax rate was the result of a greater portion of income before income tax expense in 2007 than in 2006 being generated by Platinum Holdings and Platinum Bermuda, which are not subject to corporate income tax.  In 2007, the combined income before income taxes derived from Platinum Holdings and Platinum Bermuda was 79.8%, as compared to 73.1% in 2006.

Year Ended December 31, 2006 as Compared with the Year Ended December 31, 2005

Net income (loss) for the years ended December 31, 2006 and 2005 was as follows ($ in thousands):

	2006	2005	Increase
Net income (loss)	$329,657	(137,487)	$467,144

The most significant factor in the comparison of net income in 2006 with the net loss in 2005 was the difference in underwriting income in 2006 as compared with 2005.  Underwriting income was $218,880,000 in 2006 and was favorably impacted by a low level of major catastrophes.  In 2005 we incurred an underwriting loss of $249,506,000 primarily resulting from losses arising out of the 2005 Hurricanes that caused severe damage in the Gulf Coast region of the United States, including the states of Louisiana, Mississippi, Texas and Florida as well as in Mexico and the Caribbean.  As a result of losses from the 2005 Hurricanes, certain reinsurance contracts generated additional premiums and adjustments to accrued profit commissions.  The aggregate net adverse impact on our net loss for the year ended December 31, 2005 from the 2005 Hurricanes is summarized as follows ($ in thousands):

Gross losses and LAE	$654,090
Retrocessional reinsurance	(73,800)
Net losses and LAE	580,290
Additional net premiums earned	(46,666)
Profit commissions	(3,654)
Net adverse impact on loss before income tax benefit	$529,970

Net favorable development also contributed to underwriting income.  Net favorable development was $55,768,000 in 2006 as compared with $79,256,000 in 2005.  The net favorable loss development related to prior years in 2007 and 2006 included favorable development of $17,226,000 and unfavorable development of ($4,160,000), respectively, relating to the 2005 Hurricanes.  In addition to the increase in underwriting income, net income in 2006 as compared with the net loss in 2005 was also favorably impacted by an increase in investment income of $58,482,000 and unfavorably impacted by increases in operating expenses related to Platinum Holdings and operating expenses not allocated to segments of $10,036,000 and income tax expense of $55,134,000 in 2006.

Gross, ceded and net premiums written and earned for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Increase (decrease)
Gross premiums written	$1,275,200	1,765,155	$(489,955)
Ceded premiums written	98,587	47,433	51,154
Net premiums written	1,176,613	1,717,722	(541,109)

Gross premiums earned	1,434,282	1,757,138	(322,856)
Ceded premiums earned	97,581	42,415	55,166
Net premiums earned	$1,336,701	1,714,723	$(378,022)

The decrease in net premiums written and earned in 2006 as compared with 2005 was attributable to reductions in business written in all three of our segments.  These reductions were partially offset by increases in estimates of net premiums written of approximately $68,937,000 in the North American excess casualty classes related to business written in prior periods.  We also commenced ceding premiums under the 2006 Property Quota Share Agreement.  The decrease in net premiums written and earned in 2006 as compared with 2005 is also partially due to additional net premiums written and earned in 2005 of approximately $49,451,000 and $46,666,000, respectively, related to losses arising from the 2005 Hurricanes.  The reduction in net premiums earned was also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net investment income for the years ended December 31, 2006 and 2005 was $187,987,000 and $129,445,000, respectively.  Net investment income increased during 2006 primarily due to increased invested assets attributable to positive net cash flows provided by operations excluding trading securities activities, which was $525,025,000 in 2006 as well as proceeds from the issuance of common shares, preferred shares and debt obligations in 2005.  The book basis yields on fixed maturities were 4.6% and 4.4% as of December 31, 2006 and 2005, respectively.  Net investment income included $7,998,000 and $8,172,000 of interest earned on funds held for the years ended December 31, 2006 and 2005, respectively.  Net realized gains (losses) on investments were $1,090,000 and ($3,046,000) for the years ended December 31, 2006 and 2005, respectively.  Net realized losses in 2006 and 2005 included $255,000 and $1,769,000, respectively, relating to the write-down of our investment in Inter-Ocean Holdings, Ltd.  The remaining net realized gains and losses on investments in 2006 and 2005 primarily resulted from our efforts to manage credit quality, duration, foreign currency exposure, and investment sector allocation and to balance our investment risk and reinsurance risk.

Other expense for the years ended December 31, 2006 and 2005 was $2,872,000 and $586,000, respectively.  Other expense in 2006 included $2,221,000 of net unrealized losses relating to changes in fair value of fixed maturities classified as trading and $706,000 of net expense on reinsurance contracts accounted for as deposits.  Other expense in 2005 included $102,000 of net unrealized losses relating to changes in fair value of fixed maturities classified as trading and $53,000 of net expense on reinsurance contracts accounted for as deposits.

Net losses and LAE and the resulting loss and LAE ratios for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net losses and LAE	$760,602	1,505,425	$744,823
Net loss and LAE ratios	56.9%	87.8%	30.9 points

The decreases in net losses and LAE and the resulting net loss and LAE ratio in 2006 as compared with 2005 were primarily due to the significant difference in major catastrophe losses.  Major catastrophe losses were $5,536,000 in 2006, representing 0.4% of net premiums earned, as compared with $604,890,000 in 2005, representing 35.3% of net premiums earned.  Included in the major catastrophe losses in 2005 were $580,290,000 from the 2005 Hurricanes representing 33.8% of net premiums earned.  Net losses and LAE and the resulting net loss and LAE ratios were also impacted by net favorable loss development of $60,746,000 in 2006, representing 4.5% of net premiums earned, and $97,314,000 in 2005, representing 5.7% of net premiums earned.  The net favorable loss development in 2006 included net unfavorable loss development on the 2005 Hurricanes of $3,596,000.

Exclusive of the effects of the catastrophe losses, including additional premiums generated by such catastrophe losses, and net favorable loss development, the net loss and LAE ratio in 2006 increased by approximately 1% as compared with 2005.  The increase is attributable to higher loss ratios in the Casualty segment reflecting decreases in price adequacy.  The decrease in net premiums earned also contributed to the decrease in losses and LAE in 2006.  Some of the most significant decreases in net premiums earned have been in the finite casualty, crop, trade credit and accident and health classes, which have loss ratios higher than our overall book of business.  The net loss and LAE ratios were also affected by changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net acquisition expenses	$285,923	403,135	$117,212
Net acquisition expense ratios	21.4%	23.5%	2.1 points

The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned in 2006 as compared with 2005.  The decrease in the acquisition expense ratio in 2006 as compared with 2005 was partially due to the decrease in assumed quota share contracts in the Property and Marine and Finite Risk segments that had higher ceding commissions than the remaining business.  Net acquisition expenses also included increases in adjustable commissions of approximately $2,285,000 in 2006 relating to prior years’ loss development, representing 0.2% of net premiums earned, as compared with $15,790,000, representing 0.9% of net premiums earned in 2005.  Also contributing to the decrease in the acquisition expense ratio in 2006 as compared with 2005 was a ceding commission and override on the 2006 Property Quota Share Agreement.

Operating expenses for the years ended December 31, 2006 and 2005 were $95,490,000 and $69,827,000, respectively.  Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings.  The increase in operating expenses was primarily due to increased incentive-based compensation accruals.  Operating expenses included approximately $17,000,000 of accruals for incentive-based compensation in 2006 as compared with $1,000,000 in 2005.  The increase in incentive-based compensation was the result of the significant increase in net income.  The remainder of the increase in operating expenses was primarily due to the expansion of operations in Bermuda, including Platinum Bermuda which increased its underwriting activity and increased its staff accordingly.  The increase was also partially attributable to costs related to equity grants under long term performance based incentive plans.

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

Interest expense for the years ended December 31, 2006 and 2005 was $21,805,000 and $20,006,000, respectively.  Interest expense in 2006 included interest on Series B Notes as well as interest on the remaining balance of $42,840,000 of the Remarketed Notes.  Interest expense in 2005 included interest on the Series B Notes from issuance in May 2005 and interest on $137,500,000 of the Remarketed Notes at 5.25% per annum, until remarketed in August 2005 at 6.371% per annum.  The Remarketed Notes were then partially repurchased in December 2005.  As a result of a repurchase of $94,660,000 of the Remarketed Notes in December 2005, we incurred a loss on repurchase of debt of $2,486,000.  This included a premium paid to the debt holders of $1,644,000, and related unamortized debt issuance costs, dealer/manager fees, and professional fees and expenses of $842,000.  The increase in 2006 as compared with 2005 was due to the increase in average outstanding debt during the comparable periods.

Income taxes (benefit) and the effective tax rate for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Increase (decrease)
Income taxes (benefit)	$30,167	(24,967)	$55,134
Effective tax rates	8.4%	15.4%	(7.0) points

The increase in income tax expense in 2006 as compared with the income tax benefit in 2005 was primarily due to net income in 2006 as compared with a net loss in 2005.  The effective tax rate in any given year is based on income before tax expense of our subsidiaries that operate in several jurisdictions with varying corporate income tax rates.  The decrease in the effective tax rate was due to several factors.  A higher percentage of income before income taxes was generated in 2006 than in 2005 by Platinum Holdings and Platinum Bermuda, which are not subject to corporate income tax.  In 2006, the combined income before income taxes derived from Platinum Holdings and Platinum Bermuda was approximately 73% of the total income before income tax expense as compared with approximately 45% of the loss before income tax benefit in 2005.  Additionally, in 2005, $6,500,000 of income tax was incurred as a result of the transfer from Platinum Finance to Platinum Holdings of a portion of the proceeds from the issuance of debt obligations in May 2005.  This transfer was considered to be a taxable distribution under U.S. tax law and, accordingly, subject to U.S. withholding tax.

Segment Information

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, interest expense and certain corporate expenses by segment.  Segment underwriting income is reconciled to income before income taxes.  The measures we used in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments for the years ended December 31, 2007, 2006 and 2005 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total
Year ended December 31, 2007:
Net premiums written	$505,010	584,605	30,192	$1,119,807
Net premiums earned	502,291	637,856	32,941	1,173,088
Net losses and LAE	195,398	444,701	15,388	655,487
Net acquisition expenses	68,351	145,969	6,010	220,330
Other underwriting expenses	42,422	29,194	2,696	74,312
Segment underwriting income	$196,120	17,992	8,847	222,959

Net investment income				214,222
Net realized losses on investments				(2,615)
Net foreign currency exchange gains				2,775
Other expense				(5,787)
Corporate expenses not allocated to segments				(29,281)
Interest expense				(21,470)
Income before income tax expense				$380,803

Ratios:
Net loss and LAE	38.9%	69.7%	46.7%	55.9%
Net acquisition expense	13.6%	22.9%	18.2%	18.8%
Other underwriting expense	8.4%	4.6%	8.2%	6.3%
Combined	60.9%	97.2%	73.1%	81.0%

	Property and Marine	Casualty	Finite Risk	Total
Year ended December 31, 2006:
Net premiums written	$424,929	757,675	(5,991)	$1,176,613
Net premiums earned	448,959	764,341	123,401	1,336,701
Net losses and LAE	145,900	522,815	91,887	760,602
Net acquisition expenses	70,905	188,717	26,301	285,923
Other underwriting expenses	39,887	27,022	4,387	71,296
Segment underwriting income	$192,267	25,787	826	218,880

Net investment income				187,987
Net realized gains on investments				1,090
Net foreign currency exchange gains				738
Other expense				(2,872)
Corporate expenses not allocated to segments				(24,194)
Interest expense				(21,805)
Income before income tax expense				$359,824

Ratios:
Net loss and LAE	32.5%	68.4%	74.5%	56.9%
Net acquisition expense	15.8%	24.7%	21.3%	21.4%
Other underwriting expense	8.9%	3.5%	3.6%	5.3%
Combined	57.2%	96.6%	99.4%	83.6%

Year ended December 31, 2005:
Net premiums written	$575,055	809,031	333,636	$1,717,722
Net premiums earned	569,173	789,629	355,921	1,714,723
Net losses and LAE	756,742	511,609	237,074	1,505,425
Net acquisition expenses	93,983	194,397	114,755	403,135
Other underwriting expenses	26,074	24,690	4,905	55,669
Segment underwriting income (loss)	$(307,626)	58,933	(813)	(249,506)

Net investment income				129,445
Net realized losses on investments				(3,046)
Net foreign currency exchange losses				(2,111)
Other expense				(586)
Corporate expenses not allocated to segments				(14,158)
Interest expense				(20,006)
Loss on repurchase of debt				(2,486)
Loss before income tax benefit				$(162,454)

Ratios:
Net loss and LAE	133.0%	64.8%	66.6%	87.8%
Net acquisition expense	16.5%	24.6%	32.2%	23.5%
Other underwriting expense	4.6%	3.1%	1.4%	3.2%
Combined	154.1%	92.5%	100.2%	114.5%

     Property and Marine

The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets.  This business includes property catastrophe excess-of-loss contracts, property per-risk excess-of-loss contracts and property proportional contracts.  This operating segment generated 45.1%, 36.1% and 33.5% of our net premiums written in 2007, 2006 and 2005, respectively.

Year Ended December 31, 2007 as Compared with the Year Ended December 31, 2006

Gross, ceded and net premiums written and earned for the years ended December 31, 2007 and 2006 were as follows ($ in thousands):
	2007	2006	Increase (decrease)
Gross premiums written	$527,142	514,316	$12,826
Ceded premiums written	22,132	89,387	(67,255)
Net premiums written	505,010	424,929	80,081

Gross premiums earned	524,743	535,988	(11,245)
Ceded premiums earned	22,452	87,029	(64,577)
Net premiums earned	$502,291	448,959	$53,332

The increase in gross premiums written in 2007 as compared with 2006 was primarily in the catastrophe excess classes and was partially offset by decreases in the proportional classes.  The decline in ceded premiums written was attributable to the non-renewal in 2007 of the 2006 Property Quota Share Agreement.  Net premiums earned in 2007 increased primarily as a result of the decrease in ceded premiums written and earned.

Net losses and LAE and the resulting loss ratios for the years ended December 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase
Net losses and LAE	$195,398	145,900	$49,498
Net loss and LAE ratios	38.9%	32.5%	6.4 points

The increases in net losses and LAE and related ratios in 2007 as compared with 2006 were due to the increase in catastrophe losses as well as to less net favorable loss development.  Net losses in 2007 included major catastrophe losses of $44,585,000 in 2007, representing 8.9% of net premiums earned, as compared with major catastrophe losses of $5,536,000 in 2006, representing 1.2% of net premiums earned.  Major catastrophe losses in 2007 included $32,804,000 from European windstorm Kyrill and $8,881,000 from floods in the United Kingdom.  Net favorable loss development was $48,508,000 in 2007, representing 9.7% of net premiums earned, and $54,317,000 in 2006, representing 12.1% of net premiums earned.  Exclusive of the major catastrophe losses and net favorable loss development, the net loss and LAE ratio decreased by approximately 3.5% in 2007 as compared to 2006 due to the increase in the proportion of catastrophe excess business which, because of the low level of catastrophes, had a lower net loss and LAE ratio than the remainder of the segment.  The net loss and LAE ratios were also affected by other changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the years ended December 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$68,351	70,905	$2,554
Net acquisition expense ratios	13.6%	15.8%	2.2 points

The decreases in net acquisition expenses and the net acquisition expense ratio in 2007 as compared with 2006 were primarily due to the continued decrease in property proportional business and an increase in property catastrophe excess business, which had a lower net acquisition expense ratio than property proportional business.  Net acquisition expenses included increases in adjustable commissions of $1,677,000 in 2007, representing 0.3% of net premiums earned, related to favorable net loss development from prior years as compared with increases of $3,067,000 in 2006, representing 0.7% of net premiums earned.  The net acquisition expense ratios were also impacted by other changes in the mix of business.

Other underwriting expenses for the years ended December 31, 2007 and 2006 were $42,422,000 and $39,887,000, respectively.  The increase in 2007 as compared with 2006 was due, in part, to increased property underwriting activity in Bermuda and a corresponding increase in its staff.  The additions to staff in Bermuda were made during 2006.  The increase in 2007 as compared with 2006 was due, in part, to increased incentive-based compensation and costs associated with an employee retention plan.  Other underwriting expenses in 2007 and 2006 also included fees of $7,787,000 and $7,829,000, respectively, relating to a Services and Capacity Reservation Agreement with Renaissance Re Holdings Ltd. ("RenaissanceRe") effective October 1, 2002 (the "RenRe Agreement") pursuant to which RenaissanceRe provided consulting services to us in connection with our property catastrophe book of business.  The RenRe Agreement expired on September 30, 2007 and was not renewed.

Year Ended December 31, 2006 as Compared with the Year Ended December 31, 2005

Gross, ceded and net premiums written and earned for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Increase (decrease)
Gross premiums written	$514,316	596,576	$(82,260)
Ceded premiums written	89,387	21,521	67,866
Net premiums written	424,929	575,055	(150,126)

Gross premiums earned	535,988	586,500	(50,512)
Ceded premiums earned	87,029	17,327	69,702
Net premiums earned	$448,959	569,173	$(120,214)

Net premiums written decreased in 2006 in almost all classes within this segment, most notably North American property proportional, property risk excess, crop and aviation classes of business.  Contributing to the decrease in net premiums written was our decision to reduce our exposure to North American hurricanes.  The reduction in North American property proportional and property risk excess was due to our decision to favor North American catastrophe excess business over North American property proportional and property risk excess catastrophe exposed business.  Net premiums written and net premiums earned in 2005 included additional premiums of $45,409,000 and $42,624,000, respectively, from reinsurance contracts that incurred losses arising from the 2005 Hurricanes.  Excluding the additional premiums related to the 2005 Hurricanes, gross premiums written in the North American catastrophe excess class increased in 2006.  Net premiums written and earned in 2006 as compared with 2005 also decreased as a result of the commencement of the 2006 Property Quota Share Agreement under which we ceded approximately $55,455,000 of premiums written in the catastrophe classes.  The reductions in the crop and aviation classes were primarily due to the expiration of a significant proportional contract in each class.  The decreases of net premiums written were partially offset by increased pricing in the catastrophe exposed classes, primarily in North America.

Net losses and LAE and the resulting loss ratios for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net losses and LAE	$145,900	756,742	$610,842
Net loss and LAE ratios	32.5%	133.0%	100.5 points

The decreases in net losses and LAE and the resulting net loss and LAE ratio in 2006 as compared with 2005 were primarily due to the significant difference in major catastrophe losses.  Major catastrophe losses were $5,536,000 in 2006, representing 1.2% of net premiums earned as compared with $573,900,000 in 2005, representing 100.8% of net premiums earned.  Included in the major catastrophe losses in 2005 were $549,050,000 from the 2005 Hurricanes, representing 96.5% of net premiums earned.  Net losses and LAE and the resulting net loss and LAE ratios in 2006 and 2005 were also impacted by favorable net loss development of $54,317,000 in 2006, representing 12.1% of net premiums earned and $51,298,000 in 2005, representing 9.0% of net premiums earned.  Exclusive of the favorable net loss development, effects of the major catastrophe losses and additional premiums generated by such major catastrophe losses, the net loss and LAE ratio in 2006 improved by approximately 1% as compared with 2005.  The slight improvement was due to changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net acquisition expenses	$70,905	93,983	$23,078
Net acquisition expense ratios	15.8%	16.5%	0.7 points

The decrease in net acquisition expenses in 2006 as compared with 2005 was primarily due to the decrease in net premiums earned.  The decrease in the net acquisition expense ratio was due in part to the commencement of the 2006 Property Quota Share Agreement, which has an override and profit commission.  Net acquisition expenses included increases in commissions of $3,067,000 in 2006, representing 0.7% of net premiums earned, related to favorable loss development from prior years as compared with $6,489,000 in 2005, representing 1.1% of net premiums earned.  The net acquisition expense ratios were also impacted by changes in the mix of business.

Other underwriting expenses for the years ended December 31, 2006 and 2005 were $39,887,000 and $26,074,000, respectively.  The increase in other underwriting expenses was due to an increase in property underwriting activity in Bermuda and a corresponding increase in staff.  In 2006, both Platinum US and Platinum UK sold significant portions of their property catastrophe books of business to Platinum Bermuda.  While other underwriting expense increases at Platinum Bermuda were partially offset by declines in operating expenses at Platinum US, the increased legal and other costs related to the cessation of underwriting activity of Platinum UK more than offset declines in its ongoing operating costs.  Additionally, a greater percentage of common operating and administrative costs were allocated to the Property segment due to an increase in property underwriting in Bermuda and a decline in underwriting activity company-wide in the Finite Risk segment.  Other underwriting expenses for the years ended December 31, 2006 and 2005 included fees of $7,829,000 and $6,538,000, respectively, relating to the RenRe Agreement.  These fees increased in 2006 as gross written premiums in the property catastrophe classes increased.  The RenRe Agreement expired on September 30, 2007.

        Casualty

The Casualty operating segment principally includes reinsurance contracts that cover umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health.  This operating segment generated 52.2%, 64.4% and 47.1% of our net premiums written for the years ended December 31, 2007, 2006 and 2005, respectively.

Year Ended December 31, 2007 as Compared with the Year Ended December 31, 2006

Gross, ceded and net premiums written and earned for the years ended December 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Gross premiums written	$584,911	757,749	$(172,838)
Ceded premiums written	306	74	232
Net premiums written	584,605	757,675	(173,070)

Gross premiums earned	638,152	764,414	(126,262)
Ceded premiums earned	296	73	223
Net premiums earned	$637,856	764,341	$(126,485)

The decrease in net premiums written in 2007 as compared with 2006 was primarily due to decreases in business underwritten in 2006 and 2007 across most North American casualty classes, with the most significant decreases in the umbrella, occurrence based excess-of-loss and first dollar general liability classes.  The decreases were the result of fewer opportunities that met our underwriting standards.  The decrease in net premiums written in 2007 as compared with 2006 was also due to increases in estimates of net written premiums in 2006 of $68,937,000 in the North American excess casualty classes related to business written in prior underwriting years.  Net premiums earned decreased in 2007 as compared with 2006 due to the declines in net premiums written in 2007 and 2006.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE and the resulting loss ratios for the years ended December 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Net losses and LAE	$444,701	522,815	$(78,114)
Net loss and LAE ratios	69.7%	68.4%	1.3 points

The decrease in net losses and LAE in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned, partially offset by an increase in the net loss and LAE ratio.  The increase in the net loss and LAE ratio in 2007 as compared with 2006 was due to higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy.  The net loss and LAE ratio in 2007 compared with 2006 was also affected by the changes in the mix of business within the segment toward contracts with higher loss and LAE ratios and lower acquisition expense ratios.  Net losses and LAE included net favorable loss development of approximately $19,474,000 in 2007, representing 3.1% of net premiums earned, and $9,424,000 in 2006, representing 1.2% of net premiums earned.  Net favorable loss development in 2007 included $15,474,000 from certain long-tailed casualty classes with the remaining net favorable loss development from casualty classes with short loss development periods.  The net loss and LAE ratio was also affected by the changes in the mix of business within the segment.

Net acquisition expenses and resulting net acquisition expense ratios for the years ended December 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net acquisition expenses	$145,969	188,717	$42,748
Net acquisition expense ratios	22.9%	24.7%	1.8 points

The decrease in net acquisition expenses in 2007 as compared with 2006 was due to the decrease in net premiums earned.  The decrease in the net acquisition expense ratio in 2007 as compared with 2006 was due to decreases in the North American umbrella and first dollar general liability classes, both of which had higher acquisition expense ratios than the remainder of the segment.  Net acquisition expenses included decreases in estimated commissions related to prior years of $4,912,000 in 2007, representing 0.8% of net premiums earned, as compared with decreases of $318,000 in 2006.

    Other underwriting expenses for the years ended December 31, 2007 and 2006 were $29,194,000 and $27,022,000, respectively.  The increase in other underwriting expenses in 2007 as compared with 2006 was primarily due to increased incentive-based compensation and costs associated with an employee retention plan.

Year Ended December 31, 2006 as Compared with the Year Ended December 31, 2005

Gross, ceded and net premiums written and earned for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Gross premiums written	$757,749	809,164	$51,415
Ceded premiums written	74	133	59
Net premiums written	757,675	809,031	51,356

Gross premiums earned	764,414	790,290	25,876
Ceded premiums earned	73	661	588
Net premiums earned	$764,341	789,629	$25,288

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

The increase in net losses and LAE in 2006 as compared with 2005 was primarily due to an increase in the net loss and LAE ratio.  The increase in the net loss and LAE ratio in 2006 as compared with 2005 was due to less net favorable loss development in 2006 than in 2005 and higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy.  Net losses and LAE included net favorable loss development of approximately $9,424,000 in 2006, representing 1.2% of net premiums earned and approximately $15,913,000 of net favorable loss development in 2005, representing 2.0% of net premiums earned.  The net favorable loss development was primarily in casualty classes with short loss development periods.  The net loss and LAE ratio was also affected by the changes in the mix of business within the segment.

Net acquisition expenses and resulting net acquisition expense ratios for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Increase (decrease)
Net acquisition expenses	$188,717	194,397	$(5,680)
Net acquisition expense ratios	24.7%	24.6%	0.1 point

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

      Finite Risk

The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our downside risk, reinsurance contracts that we classify as finite risk provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products.  The finite risk contracts that we underwrite generally provide prospective protection, meaning that coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of our finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.  Due to the often significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The ongoing industry-wide investigations by legal and regulatory authorities into potential misuse of finite products curtailed demand for these products in 2007, 2006 and 2005.  This operating segment generated 2.7%, (0.5%) and 19.4% of our net premiums written for the years ended December 31, 2007, 2006, and 2005, respectively.

Year Ended December 31, 2007 as Compared with the Year Ended December 31, 2006

Gross, ceded and net premiums written and earned for the years ended December 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Gross premiums written	$28,250	3,135	$25,115
Ceded premiums written	(1,942)	9,126	(11,068)
Net premiums written	30,192	(5,991)	36,183

Gross premiums earned	30,999	133,880	(102,881)
Ceded premiums earned	(1,942)	10,479	(12,421)
Net premiums earned	$32,941	123,401	$(90,460)

The Finite Risk portfolio consists of a small number of contracts that can be large in premium size and, consequently, overall premium volume may vary significantly from year to year.  The increase in net premiums written in 2007 as compared with 2006 was primarily attributable to the termination of a significant finite casualty proportional contract effective January 1, 2006 on a cut-off basis, which resulted in the return of previously written but unearned premium, reducing net premiums written in 2006 by $56,589,000.  The decrease in net premiums earned reflects the reduction in our finite business in 2007 and 2006.

Net losses and LAE, net acquisition expenses and the resulting ratios for the years ended December 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Decrease
Net losses and LAE	$15,388	91,887	$76,499
Net acquisition expenses	6,010	26,301	20,291
Net losses, LAE and acquisition expenses	$21,398	118,188	$96,790
Net loss, LAE and acquisition expense ratios	65.0%	95.8%	30.8 points

The decrease in net losses, LAE and acquisition expenses in 2007 as compared with 2006 were primarily due to the decrease in net premiums earned.  The decrease in the net loss, LAE and acquisition expense ratio was primarily due to the difference in net favorable development from prior years.  Net favorable development was $6,658,000 in 2007, representing 19.9% of net premiums earned, as compared with net unfavorable development of approximately $2,531,000 in 2006, representing 2.1% of net premiums earned.  Also contributing to the decrease in the net loss, LAE and acquisition ratio in 2007 was the expiration of a significant finite casualty proportional contract that had a higher combined ratio than the remainder of the Finite Risk segment.

Other underwriting expenses for the years ended December 31, 2007 and 2006 were $2,696,000 and $4,387,000, respectively.  The decrease in other underwriting expenses was due to the allocation of a greater percentage of direct and common operating costs to the other two segments due to a decline in underwriting activity in the Finite Risk segment.

 Year Ended December 31, 2006 as Compared with the Year Ended December 31, 2005

Gross, ceded and net premiums written and earned for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Gross premiums written	$3,135	359,415	$356,280
Ceded premiums written	9,126	25,779	16,653
Net premiums written	(5,991)	333,636	339,627

Gross premiums earned	133,880	380,348	246,468
Ceded premiums earned	10,479	24,427	13,948
Net premiums earned	$123,401	355,921	$232,520

The decrease in net premiums written and earned in 2006 as compared with 2005 was primarily attributable to the termination of two significant finite casualty quota share contracts.  One of the contracts was terminated effective January 1, 2006 on a cut-off basis, which resulted in the return of previously written but unearned premium.  Net premiums written and earned in 2005 included approximately $4,042,000 of additional premiums resulting from losses arising from the 2005 Hurricanes.  Additionally in 2005, net favorable development of losses in this segment related to the 2004 Hurricanes resulted in a reduction of net premiums written and earned of $4,953,000.

Net losses and LAE, net acquisition expenses and the resulting ratios for the years ended December 31, 2006 and 2005 were as follows ($ in thousands):

	2006	2005	Decrease
Net losses and LAE	$91,887	237,074	$145,187
Net acquisition expenses	26,301	114,755	88,454
Net losses, LAE and acquisition expenses	$118,188	351,829	$233,641
Net loss, LAE and acquisition expense ratios	95.8%	98.8%	3.0 points

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

Financial Condition, Liquidity and Capital Resources

Financial Condition

Cash and cash equivalents and investments as of December 31, 2007 and 2006 were as follows ($ in thousands):

	2007	2006	Increase (decrease)
Cash and cash equivalents	$1,076,279	851,652	$224,627
Fixed maturities	3,361,741	3,334,645	27,096
Preferred stocks	9,607	10,772	(1,165)
Short-term investments	13,876	27,123	(13,247)
Total	$4,461,503	4,224,192	$237,311

The total increase in cash and cash equivalents and investments in 2007 was primarily due to positive net cash flows provided by operations excluding trading securities activities, which was $491,483,000 in 2007.  In addition, the unrealized loss position of our available-for-sale fixed maturities improved in comparison with 2006 by approximately $25,393,000 due primarily to a decrease in interest rates in 2007.  These increases were partially offset by the use of cash to repurchase $240,672,000 of our common shares throughout the year pursuant to our share repurchase program, and the repayment of $42,840,000 of the Remarketed Notes on November 16, 2007.

The increase in cash and cash equivalents represented 95% of the total increase in cash and cash equivalents and investments in 2007.  The increase in cash and cash equivalents is primarily theresult of maturities and calls in our fixed maturity portfolio in the fourth quarter of 2007 where the proceeds were held in cash equivalents.  We decided to reinvest a significant portion of our cash equivalents into longer duration fixed maturities during 2008.  This decision was in response to a change in the yield curve in 2007 which improved the risk rates of return on longer duration securities in comparison to shorter duration securities.

Our available-for-sale and trading portfolios are primarily composed of diversified, high quality, predominantly publicly traded fixed maturities.  The investment portfolio, excluding cash and cash equivalents, had a weighted average duration of 2.9 years as of December 31, 2007.  We routinely monitor the composition of our investment portfolio and cash flows in order to maintain liquidity necessary to meet our obligations.

We have $1,388,242,000 of mortgage-backed and asset-backed securities in our investment portfolio, representing approximately 43% of our available-for-sale investment portfolio.  Following is a breakdown of our mortgage-backed and asset-backed securities as of December 31, 2007 ($ amounts in thousands):

	Amortized Cost	Fair Value	WeightedAverage Credit Rating
U.S. Government agency mortgage-backed securities	$175,606	$171,982	Aaa
Commercial mortgage-backed securities	374,592	369,011	Aaa
Asset-backed securities	219,851	214,004	Aaa
Residential mortgage backed bonds	631,437	633,245	Aa
Total mortgage-backed and asset-backed securities	$1,401,486	$1,388,242	Aaa

Approximately 45.6% of the mortgage-backed and asset-backed securities in our investment portfolio are issued or guaranteed by Government National Mortgage Association, the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation and are referred to as U.S. Government Agency securities.  Included in residential mortgage backed bonds are securities with an amortized cost of $22,881,000 and fair value of $22,669,000 where the underlying collateral consists primarily of “Alt-A” mortgages.  These securities have a weighted average credit rating of Aa at December 31, 2007.

During 2007, the U.S. sub-prime residential mortgage market experienced significantly increased delinquencies which resulted in increased volatility and decreased liquidity in the financial markets and the structured security markets in particular.  The securities with underlying sub-prime exposure are categorized as asset-backed securities and were investment grade at December 31, 2007.  The fair value of these sub-prime securities was $35,397,000 as of December 31, 2007 and represented 0.8% of our total cash and cash equivalents and investments.  The following table summarizes our nine asset-backed securities within our fixed income portfolio exposed to the sub-prime residential mortgage market as of December 31, 2007 ($ in thousands):

	Amortized Cost	Fair Value
Vintage year 2005 and ratings of Aa or A	$38,138	$32,209
Vintage year 2006 and ratings of Aaa	3,995	3,188
Total	$42,133	$35,397

We continually monitor market events impacting our portfolio, including our sub-prime securities, and review sub-prime securities along with the rest of our portfolio for potential other-than-temporary impairments.  We did not consider any of the mortgage-backed and asset-backed securities we hold to be other-than-temporarily impaired as of December 31, 2007.

Our other invested asset at December 31, 2006 represented an investment in Inter-Ocean Holdings, Ltd., a non-public reinsurance company.  During the first quarter of 2007 we sold this investment at its carrying value resulting in no gain or loss.  We do not have any ceded or assumed reinsurance business with Inter-Ocean Holdings, Ltd.

Premiums receivable as of December 31, 2007 of $244,360,000 included $195,890,000 that was based upon estimates.  Premiums receivable as of December 31, 2006 of $377,183,000 included $315,243,000 that was based upon estimates.  The decline in premiums receivable in 2007 as compared to 2006 is due to the decline in premiums written.  An allowance for uncollectible premiums is established for possible non-payment of such amounts due, as deemed necessary.  As of December 31, 2007 and 2006, no such allowance was made based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset premiums receivable with losses and LAE or other amounts payable to the same parties.

Gross unpaid losses and LAE were $2,361,038,000 and $2,368,482,000 as of December 31, 2007 and 2006, respectively.  The unpaid losses remained comparable as increases in unpaid losses related to casualty business were offset by declines in unpaid losses related to property and marine and finite business.  The decline in property and marine unpaid losses is due, in part, to loss payments related the 2005 Hurricanes and 2004 Hurricanes which were approximately $287,040,000 in 2007.  As of December 31, 2007 gross unpaid losses related to the 2005 Hurricanes and the 2004 Hurricanes were $142,310,000, of which $46,652,000 was IBNR.

Commissions payable as of December 31, 2007 of $100,204,000 included $91,035,000 that was based upon estimates.  Commissions payable as of December 31, 2006 of $140,835,000 included $124,906,000 that was based upon estimates.  The decline in commissions payable in 2007 as compared to 2006 is due to the decline in premiums written.

We entered into two derivative contracts during 2007.  The first was an option to purchase reinsurance which was not exercised.  The second was a derivative contract under which we could have recovered up to $120,000,000 from the counterparty if modeled losses from both a first and second catastrophe event exceed a specified attachment point.  The cost of this contract was $4,107,000 and the coverage period ended on December 31, 2007 with no triggering events.  Both agreements were accounted for as derivatives and the cost of both were included in other expense for the year ended December 31, 2007.

Sources of Liquidity

Our consolidated sources of funds consist primarily of net premiums written, net investment income, proceeds from sales and maturities of investments, losses recovered from retrocessionaires, issuances of securities and cash and cash equivalents held by us.  Net cash flows provided by operations, excluding trading securities activities, for the years ended December 31, 2007, 2006 and 2005 were $491,483,000, $525,025,000 and $618,909,000, respectively, and were used primarily to acquire additional investments or, in 2007, to repurchase our common shares.

Platinum Holdings is a holding company that conducts no reinsurance operations of its own.  All of its reinsurance operations are conducted through its wholly owned operating subsidiaries.  As a holding company, the cash flow of Platinum Holdings consists primarily of dividends, interest and other permissible payments from its subsidiaries, and issuances of securities.  Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the payment of dividends to its preferred and common shareholders and capital management activities.

We filed an unallocated universal shelf registration statement with the SEC, which the SEC declared effective on November 8, 2005.  Under this shelf registration statement we may issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of the above, including debt securities of Platinum Finance, unconditionally guaranteed by Platinum Holdings.  To affect any such sales from time to time, Platinum Holdings and/or Platinum Finance will file one or more supplements to the prospectus forming a part of such registration statement, which will provide details of any proposed offering.  In December 2005, Platinum Holdings issued 4,408,263 common shares for $132,909,000 and 5,750,000 mandatory convertible preferred shares for $173,363,000 under the unallocated shelf registration statement.  On December 1, 2005, certain reform measures simplifying the process for conducting registered securities offerings under the Securities Act came into effect.  The new rules provide that shelf registration statements of certain well-known seasoned issuers, such as Platinum Holdings, are eligible for effectiveness automatically upon filing.  Should Platinum Holdings seek to issue securities in the future, it may make use of such rules.

On September 13, 2006, we amended and restated an existing credit agreement with a syndicate of lenders, increasing the term from three to five years and increasing the facility from $200,000,000 to $400,000,000 (the "Credit Facility").  The Credit Facility consists of a $150,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit and a $250,000,000 senior secured credit facility available for letters of credit.  The Credit Facility generally will be available for our working capital, liquidity and general corporate requirements and those of our subsidiaries.  Platinum Holdings and Platinum Finance guarantee borrowings by our reinsurance subsidiaries under the Credit Facility.  The interest rate on borrowings under the Credit Facility is based on our election of either:  (1) LIBOR plus 50 basis points or (2) the higher of:  (a) the prime interest rate of the lead bank providing the Credit Facility, or (b) the federal funds rate plus 50 basis points.  The interest rate based on LIBOR rate would increase or decrease by up to 12.5 basis points should our senior unsecured debt credit rating increase or decrease.  We had approximately $83,355,000 of letters of credit outstanding in favor of various cedants as of December 31, 2007.  As of December 31, 2007, $150,000,000 was available for borrowing on an unsecured basis and $166,645,000 was available for borrowing on a secured basis under the Credit Facility.

Liquidity Requirements

Our principal consolidated cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, dividends to our preferred and common shareholders, the servicing of debt, capital expenditures, purchase of retrocessional contracts, payment of taxes and capital management activities.

In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of Series A Notes due June 1, 2017, unconditionally guaranteed by Platinum Holdings which were subsequently exchanged for the Series B Notes.  Interest at a rate of 7.5% per annum is payable on the Series B Notes on each June 1 and December 1.  Platinum Finance may redeem the Series B Notes, at its option, at any time in whole, or from time to time in part, prior to maturity.  The Series B Notes can be redeemed by us prior to maturity subject to a “make-whole” provision.  We have no current expectations of calling the Series B Notes prior to maturity.

Dividends on the mandatory convertible preferred shares issued in December 2005 are $0.4525 per preferred share per quarter.  Unless all accrued, cumulated and unpaid dividends on our preferred shares for all past quarterly dividend periods have been paid in full we cannot declare or pay any dividends or make any distributions to any of our common shareholders.  Additionally, under the Companies Act, Platinum Holdings may declare or pay a dividend only if, among other things, it has reasonable grounds for believing that it is, or after the payment would be, able to pay its liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts.  Accordingly, there is no assurance that dividends will be declared or paid in the future.

Platinum Bermuda is not licensed, approved or accredited as a reinsurer anywhere in the United States and, therefore, under the terms of most of its contracts with United States ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.  Platinum Bermuda provides letters of credit through the Credit Facility and may be required to provide the banks with a security interest in certain investments of Platinum Bermuda.

Platinum US is obligated to collateralize the liabilities assumed from St. Paul under the Quota Share Retrocession Agreements.  Platinum Bermuda and Platinum US have reinsurance and other contracts that also require them to provide collateral to ceding companies should certain events occur, such as a decline in our rating by A.M. Best below specified levels or a decline in statutory equity below specified amounts, or when certain levels of liabilities assumed from ceding companies are attained.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.

Investments with a carrying value of $147,596,000 and cash and cash equivalents of $22,593,000 as of December 31, 2007 were held in trust to collateralize obligations under the Quota Share Retrocession Agreements.  Investments with a carrying value of $165,193,000 and cash and cash equivalents of $106,598,000 as of December 31, 2007 were held in trust and letters of credit of $83,355,000 were issued to collateralize obligations under various other reinsurance contracts.  Investments with a carrying value of $35,730,000 and cash and cash equivalents of $65,582,000 as of December 31, 2007 were held to collateralize letters of credit issued under the Credit Facility.

The payment of dividends and other distributions from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by our reinsurance subsidiaries in 2008 without prior regulatory approval is estimated to be approximately $398,241,000.

On August 4, 2004 our Board of Directors approved a program to repurchase up to $50,000,000 of our common shares.  On July 26, 2007 our Board of Directors approved an increase in the existing repurchase program to result in authority as of such date to repurchase up to a total of $250,000,000.  On October 25, 2007 our Board of Directors approved an additional increase to the repurchase program to result in authority as of such date to repurchase up to a total of $250,000,000 and on February 21, 2008 our Board of Directors approved an additional increase in the repurchase program to result in authority as of such date to purchase a total of $250,000,000.  During the year ended December 31, 2007 we purchased 6,934,655 of our common shares in the open market at an aggregate amount of $240,672,000 at a weighted average price of $34.71 per share.  The shares we purchased were canceled.  No repurchases of our common shares were made during 2006 or 2005.

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

Capital Expenditures

We do not have any material commitments for capital expenditures as of December 31, 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of SEC rules, which are not accounted for or disclosed in the consolidated financial statements as of December 31, 2007.

Contractual Obligations

Our contractual obligations as of December 31, 2007 by estimated maturity are presented below ($ in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years
Series B Notes due June 1, 2017 (1)	$250,000	–	–	–	$250,000
Scheduled interest payments	178,125	18,750	37,500	37,500	84,375
Subtotal – Debt Obligations	428,125	18,750	37,500	37,500	334,375
Operating Leases (2)	12,919	2,912	5,045	3,995	967
Gross unpaid losses and LAE (3)	$2,361,038	614,793	808,262	446,755	$491,228

(1)	See note 5 of the Notes to the Consolidated Financial Statements.
(2)	See note 12 of the Notes to the Consolidated Financial Statements.
(3)
There are generally no notional or stated amounts related to unpaid losses and LAE. Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain. The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above. Further, the gross unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2007.  There are reinsurance contracts that have terms extending into 2008 under which additional obligations will be incurred.

Current Outlook

The renewal season for contracts effective January 1, 2008 (the "January 1 Renewal Season") has recently been completed.  The January 1 Renewal Season is generally considered the most significant underwriting period of the year for the reinsurance industry.  Insurance and reinsurance terms and conditions deteriorated for almost all lines of business and we responded by reducing our participation on some contracts and retiring from some others.  Where premium remained adequate for the risk assumed, we continued our involvement.  Some new accounts were written.  This resulted in a portfolio of business written in the January 1 Renewal Season that was approximately 18% less than that written in the January 1, 2007 renewal season.

For the Property and Marine segment, underlying primary rates and reinsurance rates have deteriorated over the past several months in most classes of business.  During the January 1 Renewal Season we experienced average rate decreases of approximately 14% on our U.S. property catastrophe excess renewal business while rates on our non-U.S. property catastrophe excess renewal business were down approximately 4%. Per risk excess property rates were down approximately 5% on renewal business.  In addition, rates were down approximately 13% on our marine renewal business.

During the January 1 Renewal Season we wrote approximately 11% less U.S. property premium than we had during the January 1, 2007 renewal season.  We wrote approximately the same amount of international property premium and approximately 17% less marine business than we did a year ago.  For 2008 we plan to deploy capacity such that up to approximately 22.5% of our total capital could be exposed to an event with a probability of 1 in 250 years.

The lack of significant catastrophe activity in 2007 contributed to excellent financial results and stronger balance sheets for many reinsurers and insurers.  We believe this resulted in an increase in capacity of reinsurers and insurers and will cause downward pressure on catastrophe rates for the remainder of 2008.  We believe that most other classes within the Property and Marine segment will also continue to experience rate deterioration for the remainder of 2008.

For the Casualty segment, although we believe that certain sectors offer acceptable returns, pricing has been softening.  Ceding companies are willing to increase retentions and reinsurers are competing for participation on the best treaties.  During the January 1 Renewal Season we experienced average rate decreases of approximately 4% in this segment, against a backdrop of upward trending loss costs.  As a result, we believe the business underwritten in 2008 will have a lower level of expected profitability as compared with the business underwritten in 2007.

In order to maintain acceptable profitability in our portfolio of casualty business we have reduced participation on some renewal treaties and declined to participate on others.  During the January 1 Renewal Season we wrote approximately 25% less casualty business than we had during the January 1, 2007 renewal season.  We anticipate market conditions to continue at their current levels for the balance of the year.  We believe that financial security remains a significant concern for buyers of long-tailed reinsurance protection who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record.  We believe that our rating, capitalization and reputation as a lead casualty reinsurer position us well to write profitable business as opportunities arise.

In 2006 we expanded the operations of Platinum Bermuda in order to make it our principal reinsurer of our global catastrophe and financial lines reinsurance portfolios.  As part of this strategy, we renewed business previously written by Platinum UK in Platinum Bermuda.  We also renewed certain property catastrophe contracts written by Platinum US in Platinum Bermuda.  After successfully renewing substantially all of the reinsurance business written by Platinum UK in Platinum Bermuda, we ceased underwriting reinsurance in Platinum UK in 2007.  We transitioned Platinum UK to a non-underwriting operation and returned substantially all of its capital to Platinum Holdings.  In 2007, we implemented a 100% loss portfolio transfer of Platinum UK’s reinsurance business to Platinum Bermuda which effectively replaced the previous 55% quota share agreement.  During 2008 we intend to seek novation of Platinum UK reinsurance contracts to Platinum Bermuda.

We believe that the investigations that were commenced in 2005 by the Securities and Exchange Commission (the "SEC"), the office of the Attorney General for the State of New York, the U.S. Attorney for the Southern District of New York as well as various non-U.S. regulatory authorities continues to reduce demand for limited risk transfer products in the Finite Risk segment.  We expect the relatively low level of demand will continue during 2008.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market and Credit Risk

Our principal invested assets are fixed maturities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower's ability to meet its debt service obligations.  Our investment strategy takes into consideration the risks inherent in our business as well as investment risks.  For this reason, our investment policy is conservative with a strong emphasis on maintaining a portfolio of diversified, high quality, predominantly publicly-traded fixed maturities.  Consistent with this policy, the target duration of our portfolio considers the estimated duration of our reinsurance liabilities and other contractual liabilities.  We attempt to minimize the credit risk by actively monitoring the portfolio and requiring a minimum average credit rating for our portfolio of A2 as defined by Moody's Investor Service.  As of December 31, 2007, our portfolio, excluding cash and cash equivalents, had a dollar weighted average rating of Aa1.

We have other receivable amounts subject to credit risk.  The most significant of these are reinsurance premiums receivable from ceding companies.  We also have reinsurance recoverable amounts from our retrocessionaires.  To mitigate credit risk related to reinsurance premiums receivable, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing us to settle claims net of any such reinsurance premiums receivable.  To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them.  Retrocessional coverage is generally obtained from companies with a financial strength rating of “A-“ or better by A.M. Best unless the retrocessionaire’s obligations are fully collateralized.  For exposures where losses become known and are paid in a relatively short period of time, we may obtain retrocessional coverage from companies that may not have a financial strength rating but that provide adequate collateral.  The financial performance and rating status of all material retrocessionnaires is routinely monitored.

In accordance with industry practice, we frequently pay amounts in respect of claims under contracts to reinsurance brokers, for payment over to the ceding companies.  In the event that a broker fails to make such a payment, we may remain liable to the ceding company for the payment.  When ceding companies remit premiums to reinsurance brokers, such premiums may be deemed to have been paid to us and the ceding company is no longer liable to us for those amounts whether or not we actually receive the funds.  Consequently, we assume a degree of credit risk associated with our brokers during the premium and loss settlement process which varies by jurisdiction.  To mitigate credit risk related to reinsurance brokers, we have established guidelines for brokers and intermediaries.

Interest Rate Risk

We are exposed to fluctuations in interest rates.  Movements in rates can result in changes in the market value of our fixed maturity portfolio and can cause changes in the actual timing of receipt of certain principal payments.  Rising interest rates result in a decline in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to extension risk.  Conversely, a decline in interest rates will result in a rise in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk.  The aggregate hypothetical impact on our fixed maturity portfolio, generated from an immediate parallel shift in the treasury yield curve, as of December 31, 2007 is approximately as follows ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp
Total market value	$3,458,285	3,411,580	3,361,741	3,312,428	$3,260,579
Percent change in market value	2.9%	1.5%	–	(1.5%)	(3.0%)
Resulting unrealized appreciation / (depreciation)	$69,714	23,009	(26,830)	(76,143)	$(127,992)

Foreign Currency Exchange Rate Risk

We write business on a worldwide basis and routinely transact business in various currencies other than the U.S. dollar.  Consequently, our principal exposure to foreign currency exchange rate risk is the transaction of business in foreign currencies.  Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency.  In the early part of 2007 we sought to minimize our exposure to large foreign currency rate changes by holding invested assets denominated in foreign currencies to offset liabilities denominated in the same foreign currencies.

Sources of Fair Value

The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2007 ($ in thousands):

	Carrying Amount	Fair Value
Financial assets:
Fixed maturities	$3,361,741	$3,361,741
Preferred stocks	9,607	9,607
Short-term investments	13,876	13,876
Financial liabilities:
Debt obligations	$250,000	$253,800

The fair value of our fixed maturities, preferred stocks, short-term investments and debt obligations are based on prices obtained from independent sources for those or similar investments using quoted prices in active markets and standard market valuation pricing models.  The inputs used in standard market valuation pricing models may include but are not limited to: credit rating, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, together with the report thereon by KPMG LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-33 hereto.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the integrated framework published in September 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that provide reasonable assurance that transactions are recorded as necessary and that expenditures are being made only with proper authorization.

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

Changes in Internal Control over Financial Reporting

No changes occurred during the quarter ended December 31, 2007 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying December 31, 2007 annual statement on Form 10-K.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Platinum Underwriters Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.  Our report refers to a change in the method of accounting for share-based payments in 2006.

/s/ KPMG LLP

New York, New York
February 28, 2008

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information included under the headings “Proposal 1 – Election of Directors – Information Concerning Nominees,” “Corporate Governance – Standing Committess of the Board of Directors – Governance Committee-Director Nomination Process,” “Information Concerning Executive Officers,” “Corporate Governance – Standing Committees of the Board of Directors – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual General Meeting of Shareholders (our “Proxy Statement”).  We intend to file the Proxy Statement prior to April 30, 2008.

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

Item 11. Executive Compensation

The information required by this Item relating to executive compensation is incorporated herein by reference to information included under the headings “Executive Compensation”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item relating to security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference to information included under the heading “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.

Equity Based Compensation Information

The following table summarizes information as of December 31, 2007 relating to our equity based compensation plans pursuant to which grants of options, restricted shares, share appreciation rights, share units or other rights to acquire shares may be granted from time to time.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,269,669	$26.22	4,657,879
Equity compensation plans not approved by security holders	—	—	—
Total	3,269,669	$26.22	4,657,879

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item relating to certain relationships and related transactions and director independence is incorporated by reference to information contained under the headings “Transactions with Related Persons” and “Corporate Governance – Independence of Directors” of our Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to information contained under the heading “Proposal 2 – Ratification of Selection of the Independent Registered Public Accounting Firm for the 2008 Fiscal Year” of our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

Our consolidated financial statements as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007, together with the report thereon by KPMG LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-33 hereto.

Schedules Supporting Financial Statements

The schedules relating to our consolidated financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, together with the independent registered public accounting firm’s report thereon, are set forth on pages S-1 through S-8 hereto.  Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

Exhibits

Exhibit Number	Description

2.1	Formation and Separation Agreement dated October 28, 2002 between The St. Paul Companies, Inc. and Platinum Holdings. (2)
3(i).1	Memorandum of Association of Platinum Holdings. (1)
3(ii).1	Bye-Laws of Platinum Holdings. (26)
3(ii).2	Certificate of Designation of 6% Series A Mandatory Convertible Preferred Shares of Platinum Holdings dated December 1, 2005. (21)
4.1	Form of Certificate of the Common Shares of Platinum Holdings. (2)
4.2	Indenture dated October 10, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase. (2)
4.3	Indenture Supplement dated November 1, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase. (2)
4.4	Second Supplemental Indenture dated August 16, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (17)
4.5	Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (15)
4.6	First Supplemental Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (15)
4.7	Second Supplemental Indenture dated as of November 2, 2005 among Platinum Finance, Platinum Holdings and JP Morgan Chase. (19)
4.8	Purchase Contract Agreement dated November 1, 2002 between Platinum Holdings and JP Morgan Chase. (2)
4.9	Form of Senior Note of Platinum Finance. (2)
4.10	Form of Guarantee of Platinum Holdings. (2)
4.11	Exchange and Registration Rights Agreement dated May 26, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (15)
4.12	Exchange and Registration Rights Agreement dated August 16, 2005 between Platinum Holdings, Platinum Finance, and Goldman, Sachs & Co. and Merrill Lynch. (17)
4.13	Transfer Restrictions, Registration Rights and Standstill Agreement dated November 1, 2002 between Platinum Holdings and RenaissanceRe. (2)
4.14	Amendment No. 1 dated December 5, 2005 to the Transfer Restrictions, Registration Rights and Standstill Agreement dated November 1, 2002 between Platinum Holdings and RenaissanceRe. (21)
10.1*	Share Unit Plan for Non-Employee Directors. (23)
10.2*	Form of Nonemployee Director Share Unit Award Agreement. (22)
10.3*	2002 Share Incentive Plan (2004 Update). (5)
10.4*	2002 Share Incentive Plan (UK Sub-Plan) (included in Exhibit 10.3). (5)
10.5*	2006 Share Incentive Plan. (28)
10.6 *	Amended and Restated Annual Incentive Plan. (25)
10.7*	Form of AIP Restricted Share Unit Award Agreement (33)
10.8*	Section 162(m) Performance Incentive Plan. (5)
10.9*	Executive Retirement Savings Plan. (5)
10.10*	Executive Bonus Deferral Plan. (5)
10.11*	Executive Incentive Plan (for awards for 2005 – 2009 performance cycle). (5)
10.12*	First Amendment to the Executive Incentive Plan (for awards for 2005 – 2009 performance cycle). (7)
10.13*	Amended and Restated Executive Incentive Plan. (31)
10.14*	Form of EIP Share Unit Award Agreement (for awards for 2006 – 2008 and 2007-2009 performance cycles). (22)
10.15*	Form of EIP Share Unit Award Agreement (34)
10.16*	Capital Accumulation Plan. (2)
10.17*	Form of Nonqualified Share Option Agreement (Employee). (10)
10.18*	Form of Nonqualified Share Option Agreement (New Nonemployee Director). (10)
10.19*	Form of Nonqualified Share Option Agreement (Annual Nonemployee Director). (10)
10.20*	Form of Time-Based Share Unit Award Agreement. (10)
10.21*	Form of Special Share Unit Award Agreement. (10)
10.22*	Form of Restricted Share Award Agreement. (10)

10.23*	Change in Control Severance Plan. (31)
10.24*	Retention Bonus Plan.
10.25*	Employment Agreement dated November 1, 2005 between Platinum Holdings and Michael E. Lombardozzi. (20)
10.26*	Amended Letter Agreement dated October 27, 2005 between Platinum Holdings and Steven H. Newman. (18)
10.27*	Amended Consulting Agreement dated October 27, 2005 between Platinum US, Steven H. Newman and SHN Enterprises, Inc. (18)
10.28*	Employment Agreement dated August 4, 2004 between Michael D. Price and Platinum Holdings. (6)
10.29*	Amendment dated February 21, 2007 to the Employment Agreement dated August 4, 2004 between Michael D. Price and Platinum Holdings. (25)
10.30*	Employment Agreement dated June 24, 2004 between Joseph F. Fisher and Platinum Holdings. (6)
10.31*	Separation Agreement dated June 1, 2007 between Joseph F. Fisher and Platinum Holdings. (31)
10.32*	Employment Agreement dated February 26, 2006 between Platinum Bermuda and Robert S. Porter. (22)
10.33*	Letter Agreement dated July 25, 2006 between H. Elizabeth Mitchell and Platinum US. (23)
10.34	Employment Agreement dated June 1, 2007 between Platinum Holdings and James A. Krantz. (31)
10.35	Capital Support Agreement dated November 26, 2002 between Platinum Holdings and Platinum US. (2)
10.36	Amended and Restated Option Agreement dated January 10, 2005 among St. Paul Reinsurance Company Limited, Platinum Holdings and St. Paul. (9)
10.37	Amended and Restated Option Agreement dated January 10, 2005 between St. Paul and Platinum Holdings. (9)
10.38	Investment Management Agreement dated May 12, 2005 between Platinum US and Hyperion Capital Management, Inc. (12)
10.39	Investment Management Agreement dated May 12, 2005 between Platinum Bermuda and Hyperion Capital Management, Inc. (12)
10.40	Investment Management Agreement dated May 12, 2005 between Platinum Holdings, Platinum Bermuda, Platinum Regency and BlackRock Financial Management, Inc. (12)
10.41	Investment Management Agreement dated May 12, 2005 between Platinum UK and BlackRock Financial Management, Inc. (12)
10.42	Investment Management Agreement dated May 12, 2005 between Platinum US, Platinum Finance and BlackRock Financial Management, Inc. (12)
10.43	Investment Agreement dated September 20, 2002 among Platinum Holdings, St. Paul, and RenaissanceRe. (2)
10.44	First Amendment dated November 1, 2002 to the Investment Agreement dated September 20, 2002 among Platinum Holdings, St. Paul, and RenaissanceRe. (2)
10.45	Amended and Restated Option Agreement dated November 18, 2004 between Platinum Holdings and RenaissanceRe. (8)
10.46	Services and Capacity Reservation Agreement dated November 1, 2002 between Platinum Holdings and RenaissanceRe. (2)
10.47	Quota Share Retrocession Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (2)
10.48	Quota Share Retrocession Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK. (5)
10.49	Addendum No. 1 effective April 1, 2003 to the Quota Share Retrocession Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK. (5)
10.50	Addendum No. 2 effective March 27, 2003 to the Quota Share Retrocession Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK. (5)
10.51	Addendum No. 3 effective April 1, 2005 to the Quota Share Reinsurance Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK. (11)
10.52	Security Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (2)
10.53	Addendum No. 1 effective January 1, 2004 to the Security Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (5)
10.54	Control Agreement dated November 26, 2002 among Platinum Bermuda, Platinum UK and State Street Bank. (2)
10.55	Discretionary Investment Advisory Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (2)
10.56	Trust Agreement effective January 1, 2003 among Platinum Bermuda, Platinum US and State Street Bank. (3)
10.57	Amendment No. 1 effective October 3, 2007 to Trust Agreement effective January 1, 2003 among Platinum Bermuda, Platinum US and State Street Bank. (32)
10.58	Quota Share Retrocession Agreement dated May 13, 2003 between Platinum Bermuda and Platinum US. (3)
10.59	Addendum No. 1 dated December 31, 2003 to the Quota Share Retrocession Agreement dated May 13, 2003 between Platinum Bermuda and Platinum US. (4)
10.60	Addendum No. 2 effective as of April 1, 2005 to the Quota Share Retrocession Agreement between Platinum Bermuda and Platinum US. (13)
10.61	Quota Share Retrocession Agreement dated May 6, 2004 between Platinum Bermuda and Platinum US. (6)

10.62	Amended and Restated Quota Share Retrocession Agreement dated January 1, 2006 between Platinum Bermuda and Platinum US. (26)
10.63	Excess of Loss Retrocession Agreement by and between Platinum Bermuda and Platinum US dated as of April 1, 2006. (27)
10.64	Addendum No. 1 effective as of February 15, 2007 to the Excess of Loss Retrocession Agreement by and between Platinum Bermuda and Platinum US dated as of April 1, 2006. (30)
10.65	Quota Share Retrocession Agreement by and between Platinum Underwriters Bermuda, Ltd. and Platinum Re (UK) Limited dated as of January 1, 2006. (27)
10.66	Excess of Loss Retrocession Agreement effective as of April 1, 2005 between Platinum US and Platinum UK. (13)
10.67	Termination Addendum effective December 31, 2006 to Amended and Restated Quota Share Retrocession Agreement dated January 1, 2006 between Platinum Bermuda and Platinum US. (29)
10.68	Casualty and Specialty Quota Share Retrocession Agreement between Platinum Bermuda and Platinum US dated as of January 1, 2007. (29)
10.69
Amended and Restated Credit Agreement, dated as of September 13, 2006, by and among the Company, certain subsidiaries of the Company, Wachovia Bank, National Association, Citibank, N.A., HSBC Bank USA, National Association, Bayerische Hypo-Und Vereinsbank AG and Comerica Bank as the Lenders, and Wachovia Bank, National Association, as Administrative Agent. (24)

10.70	List of Contents of exhibits and Schedules to the Amended and Restated Credit Agreement. (24)
10.71	First Amendment and Waiver dated as of April 24, 2007 to Amended and Restated Credit Agreement dated as of September 13, 2006. (30)
10.72	Second Amendment dated as of December 3, 2007 to Amended and Restated Credit Agreement dated as of September 13, 2006. (33)
10.73	Referral Agreement between Platinum Bermuda and Renaissance Underwriting Managers Ltd. (3)
10.74	Referral Agreement between Platinum US and Renaissance Underwriting Managers Ltd. (4)
10.75	Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (4)
10.76	Amendment No. 1 dated January 1, 2005 to Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (16)
10.77	Guarantee dated December 31, 2003 between Platinum Holdings and Platinum UK. (4)
10.78	Purchase Agreement dated May 20, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (14)
10.79	Remarketing Agreement dated August 8, 2005 among Platinum Holdings, Platinum Finance, Goldman, Sachs & Co. and Merrill Lynch. (16)
10.80	Pledge Agreement dated November 1, 2002 among Platinum Holdings, State Street Bank and Trust Company and JP Morgan Chase. (2)
10.81	Excess of Loss Retrocession Agreement by and between Platinum Bermuda and Platinum US dated January 1, 2008.
21.1	Subsidiaries of Platinum Holdings.
23.1	Independent Registered Public Accounting Firm’s Consent.
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*   Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.
_______________________
(1)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-86906) of Platinum Holdings.

(2)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

(3)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

(5)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.

(6)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 6, 2004.

(7)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on November 8, 2004.

(8)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 18, 2004.

(9)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on January 11, 2005.

(10)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 23, 2005.

(11)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on April 14, 2005.

(12)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 13, 2005.

(13)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 18, 2005.

(14)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 24, 2005.

(15)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(16)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 5, 2005.

(17)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(18)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on October 28, 2005.

(19)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 3, 2005.

(20)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 21, 2005.

(21)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2005.

(22)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 27, 2006.

(23)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on July 26, 2006.

(24)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on September 18, 2006.

(25)	Incorporated by reference from Platinum Holding’s Current Report on Form 8-K, filed with the SEC on February 22, 2007.

(26)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on April 28, 2006.

(27)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on July 31, 2006.

(28)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-133521) of Platinum Holdings, filed with the SEC on April 25, 2006.

(29)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007.

(30)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on April 27, 2007.

(31)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on June 4, 2007.

(32)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 1, 2007.

(33)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2007.

(34)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on February 25, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 20, 2008	PLATINUM UNDERWRITERS HOLDINGS, LTD.

/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Price Michael D. Price	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2008
/s/ James A. Krantz James A. Krantz	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 20, 2008
/s/ Steven H. Newman Steven H. Newman	Chairman of the Board of Directors	February 20, 2008
/s/ H. Furlong Baldwin H. Furlong Baldwin	Director	February 20, 2008
/s/ Jonathan F. Bank Jonathan F. Bank	Director	February 20, 2008
/s/ Dan R. Carmichael Dan R. Carmichael	Director	February 20, 2008
/s/ Robert V. Deutsch Robert V. Deutsch	Director	February 20, 2008
/s/ A. John Hass A. John Hass	Director	February 20, 2008
/s/ Edmund R. Megna Edmund R. Megna	Director	February 20, 2008
/s/ Peter T. Pruitt Peter T. Pruitt	Director	February 20, 2008

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited the accompanying consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006, the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 28, 2008

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006
(amounts in thousands, except share data)

	2007	2006
ASSETS
Investments:
Available-for-sale fixed maturities at fair value (amortized cost – $3,214,981 and $3,276,970, respectively)	$3,191,923	$3,226,354
Trading securities at fair value (amortized cost – $170,952 and $110,845 respectively)	169,818	108,291
Preferred stocks (cost – $12,246 and $11,246, respectively)	9,607	10,772
Other invested asset	–	4,745
Short-term investments	13,876	27,123
Total investments	3,385,224	3,377,285
Cash and cash equivalents	1,076,279	851,652
Accrued investment income	34,696	32,682
Reinsurance premiums receivable	244,360	377,183
Reinsurance recoverable on ceded losses and loss adjustment expenses	27,979	57,956
Prepaid reinsurance premiums	9,369	9,680
Funds held by ceding companies	165,604	238,499
Deferred acquisition costs	70,508	82,610
Income tax recoverable	2,981	7,515
Deferred tax assets	43,342	38,577
Other assets	18,408	19,928
Total assets	$5,078,750	$5,093,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,361,038	$2,368,482
Unearned premiums	298,498	349,792
Debt obligations	250,000	292,840
Ceded premiums payable	4,559	17,597
Commissions payable	100,204	140,835
Deferred tax liabilities	–	4,234
Other liabilities	66,074	61,726
Total liabilities	3,080,373	3,235,506

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 53,779,914 and 59,671,959 shares issued and outstanding, respectively	538	597
Additional paid-in capital	1,338,466	1,545,979
Accumulated other comprehensive loss	(24,339)	(44,289)
Retained earnings	683,655	355,717
Total shareholders' equity	1,998,377	1,858,061
Total liabilities and shareholders' equity	$5,078,750	$5,093,567

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income(Loss)
For the years ended December 31, 2007, 2006 and 2005
(amounts in thousands, except share data)

	2007	2006	2005
Revenue:
Net premiums earned	$1,173,088	1,336,701	$1,714,723
Net investment income	214,222	187,987	129,445
Net realized gains (losses) on investments	(2,615)	1,090	(3,046)
Other expense	(5,787)	(2,872)	(586)
Total revenue	1,378,908	1,522,906	1,840,536

Expenses:
Net losses and loss adjustment expenses	655,487	760,602	1,505,425
Net acquisition expenses	220,330	285,923	403,135
Operating expenses	103,593	95,490	69,827
Net foreign currency exchange losses (gains)	(2,775)	(738)	2,111
Interest expense	21,470	21,805	20,006
Loss on repurchase of debt	–	–	2,486
Total expenses	998,105	1,163,082	2,002,990

Income (loss) before income tax expense (benefit)	380,803	359,824	(162,454)
Income tax expense (benefit)	23,825	30,167	(24,967)
Net income (loss)	356,978	329,657	(137,487)
Preferred dividends	10,408	10,382	737
Net income (loss) attributable to common shareholders	$346,570	319,275	$(138,224)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$5.91	5.38	$(3.01)
Diluted earnings (loss) per common share	$5.38	4.96	$(3.01)

Comprehensive income (loss):
Net income (loss)	$356,978	329,657	$(137,487)
Other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	20,763	(3,887)	(52,454)
Cumulative translation adjustments, net of deferred tax	(813)	316	(516)
Comprehensive income (loss)	$376,928	326,086	$(190,457)

Shareholder dividends:
Preferred dividends declared	10,408	9,818	–
Preferred dividends declared per share	1.81	1.71	–
Common shareholder dividends declared	$18,632	19,029	$14,775
Dividends declared per common share	$0.32	0.32	$0.32

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2007, 2006 and 2005
(amounts in thousands)

	2007	2006	2005
Preferred shares:
Balances at beginning of year	$57	57	$–
Issuance of preferred shares	–	–	57
Balances at end of year	57	57	57

Common shares:
Balances at beginning of year	597	590	430
Exercise of share options	9	6	7
Issuance of restricted shares and shares for share units	1	–	1
Issuance of common shares	–	1	152
Purchase of common shares	(69)	–	–
Balances at end of year	538	597	590

Additional paid-in-capital:
Balances at beginning of year	1,545,979	1,527,316	911,851
Transfer of unearned common share grant compensation	–	(2,467)	–
Exercise of share options	23,426	12,969	15,020
Issuance of restricted shares and shares for share units	–	–	3,274
Share based compensation	8,813	7,995	3,516
Issuance of common shares	–	–	425,604
Issuance of preferred shares	–	–	167,451
Purchase of common shares	(240,603)	–	–
Tax benefit of share options	851	166	600
Balances at end of year	1,338,466	1,545,979	1,527,316

Unearned share grant compensation:
Balances at beginning of year	–	(2,467)	–
Transfer of unearned common share grant compensation	–	2,467	–
Shares issued	–	–	(3,275)
Amortization	–	–	808
Balances at end of year	–	–	(2,467)

Accumulated other comprehensive income (loss):
Balances at beginning of year	(44,289)	(40,718)	12,252
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	20,763	(3,887)	(52,454)
Net change in cumulative translation adjustments, net of deferred tax	(813)	316	(516)
Balances at end of year	(24,339)	(44,289)	(40,718)

Retained earnings:
Balances at beginning of year	355,717	55,471	208,470
Net income (loss)	356,978	329,657	(137,487)
Preferred share dividends	(10,408)	(10,382)	(737)
Common share dividends	(18,632)	(19,029)	(14,775)
Balances at end of year	683,655	355,717	55,471

Total shareholders’ equity	$1,998,377	1,858,061	$1,540,249

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005
(amounts in thousands)

	2007	2006	2005
Operating Activities:
Net income (loss)	$356,978	329,657	$(137,487)
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	12,182	16,213	14,993
Net realized (gains) losses on investments	2,615	(1,090)	3,046
Loss on repurchase of debt	–	–	2,486
Net foreign currency exchange (gains) losses	(2,775)	(738)	2,111
Share based compensation	9,129	7,995	4,424
Deferred income tax expense (benefit)	(13,283)	(2,613)	(24,590)
Trading securities activities, net	(47,921)	1,776	(21,235)
Changes in assets and liabilities:
Increase in accrued investment income	(2,014)	(3,452)	(5,567)
Decrease in reinsurance premiums receivable	136,395	195,094	12,599
(Increase) decrease in funds held by ceding companies	72,895	53,130	(93,581)
Decrease in deferred acquisition costs	12,102	48,190	5,238
Increase in net unpaid losses and loss adjustment expenses	10,048	37,188	887,563
Decrease in net unearned premiums	(50,983)	(154,007)	(5,417)
Increase (decrease) in ceded premiums payable	(13,038)	(4,947)	20,160
Increase (decrease) in commissions payable	(40,631)	(45,819)	4,729
Increase (decrease) in funds withheld	–	–	(11,999)
(Increase) decrease in income tax recoverable	5,476	17,174	(22,595)
Changes in other assets and liabilities	(4,462)	33,457	(37,739)
Other net	849	(407)	535
Net cash provided by operating activities	443,562	526,801	597,674

Investing Activities:
Proceeds from sale of available-for-sale securities	248,341	348,142	891,799
Proceeds from maturity or paydown of available-for-sale securities	1,453,687	270,939	97,931
Proceeds from sale of other invested asset	4,745	–	–
Acquisition of available-for-sale securities	(1,650,626)	(1,083,282)	(1,711,505)
Net change in short-term investments	14,035	(15,822)	(8,793)
Net cash provided by (used in) investing activities	70,182	(480,023)	(730,568)

Financing Activities:
Dividends paid to preferred shareholders	(10,408)	(9,818)	–
Dividends paid to common shareholders	(18,632)	(19,029)	(14,775)
Proceeds from exercise of share options	23,435	12,975	15,027
Net proceeds from issuance of common shares	–	–	425,756
Net proceeds from issuance of preferred shares	–	–	167,509
Net proceeds from issuance of debt securities	–	–	246,900
Purchase of common shares	(240,672)	–	–
Repayment of debt obligations	(42,840)	–	(96,674)
Net cash provided by (used in) financing activities	(289,117)	(15,872)	743,743
Net increase in cash and cash equivalents	224,627	30,906	610,849
Cash and cash equivalents at beginning of year	851,652	820,746	209,897
Cash and cash equivalents at end of year	$1,076,279	851,652	$820,746

Supplemental disclosures of cash flow information:
Income taxes paid	$29,160	15,602	$33,569
Interest paid	$21,479	21,479	$17,662

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda holding company organized in 2002.  Platinum Holdings and its subsidiaries (the "Company") operate through two licensed reinsurance subsidiaries:  Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda") and Platinum Underwriters Reinsurance, Inc. ("Platinum US").  Through December 31, 2006 we also underwrote business through Platinum Re (UK) Limited ("Platinum UK"), our other licensed reinsurance subsidiary.  In 2007, Platinum UK ceased underwriting reinsurance business.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").  These financial statements reflect the consolidated position of the Company, including Platinum Holdings, Platinum Bermuda, Platinum US, Platinum UK, Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings ("Platinum Regency"), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  Platinum Regency is an intermediate holding company based in Ireland and a wholly owned subsidiary of Platinum Holdings.  Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary of Platinum Regency.  Platinum Administrative Services, Inc. and Platinum UK Services Company Limited are service company subsidiaries that provide administrative support services to the Company.  All material intercompany transactions have been eliminated in preparing these consolidated financial statements.

Summary of Significant Accounting Policies

Investments

Fixed maturities we own that we may not have the positive intent to hold until maturity and preferred stocks are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income (loss) as a separate component of shareholders' equity, net of deferred tax.  Fixed maturities we own and have the intent to sell prior to maturity are classified as trading securities and reported at fair value, with unrealized gains and losses included in other income and the related deferred income tax included in income tax expense.  Securities classified as trading securities are generally foreign currency denominated securities intended to match net liabilities denominated in foreign currencies in order to minimize net exposures arising from fluctuations in foreign currency exchange rates.  The fair values of fixed maturities and preferred stocks are based on quoted market prices at the reporting date for those or similar securities.  Short-term investments mature within one year from the purchase date.

Premiums and discounts on fixed maturities are amortized into interest income over the life of the security under the effective yield method.  Premiums and discounts on mortgage-backed and asset-backed securities are amortized into interest income based on prepayment assumptions.  These assumptions are consistent with the current interest rate and economic environment.  The prospective adjustment method is used to value mortgage-backed and asset-backed securities.

Realized gains and losses on sales of securities are determined on the basis of the specific identification method.  If we determine that an unrealized loss on a security is "other-than-temporary", we write down the carrying value of the security to fair value and record a realized loss in the consolidated statement of operations.

Our other invested asset at December 31, 2006 represented an investment in Inter-Ocean Holdings, Ltd., a non-public reinsurance company, and was carried at estimated net realizable value.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost, which approximates fair value, and include all securities that, at their purchase date, have a maturity of less than 90 days.  Cash and cash equivalents consist primarily of investments in money market funds, time deposits and short-term obligations of the U.S. government and its agencies.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

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

Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period.  Consequently, reinsurance premiums written include estimates of premiums that are written but not reported ("WBNR").  In addition to estimating WBNR, we estimate the portion of premium earned but not reported ("EBNR").  The estimates of WBNR and EBNR are based on amounts reported by the ceding companies, information obtained during audits and other information received from ceding companies.  We also estimate the expenses associated with EBNR in the form of losses, loss adjustment expenses ("LAE") and commissions.  As actual premiums are reported by ceding companies, management evaluates the appropriateness of the premium estimates and any adjustments to these estimates, to the extent they represent earned premiums, are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  Adjustments to original premium estimates could be material and could significantly impact earnings in the period they are recorded.

Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts.  Premiums or commissions are adjusted in such instances based on actual loss experience under the contracts.  Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses.  These premiums relate to the future coverage obtained for the remainder of the initial contract term and are earned over the remaining contract term.  Any unearned premium existing at the time a contract limit is exhausted or reinstated is immediately earned.  Additional premiums are premiums triggered by losses and are immediately earned.  Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on loss experience under such contracts.  An allowance for uncollectible premiums is established for possible non-payment of premiums receivable, as deemed necessary.  As of December 31, 2007 and 2006, based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset those premium receivables against losses and LAE or other amounts payable to the same parties, we did not establish an allowance for uncollectible premiums receivable.

Funds Held by Ceding Companies

We may write business on a funds held basis from time to time.  Under these contractual arrangements, the ceding company holds the net funds that would otherwise be remitted to us and generally credits the funds held balance with interest income at a negotiated rate established in the contract.  Interest income on funds held by ceding companies is included in net investment income.

Deferred Acquisition Costs

Costs of acquiring business, consisting primarily of commissions and other underwriting expenses that vary with and are directly related to the production of business, are deferred and amortized over the period that the corresponding premiums are earned.  On a regular basis, an analysis of the recoverability of deferred acquisition costs is performed based on the estimated profitability of the underlying reinsurance contracts including anticipated investment income.  Any adjustments are reflected in the results of operations in the period in which they are made.  A liability is established, if necessary, to provide for losses that may exceed the related unearned premiums.  Deferred acquisition costs amortized in 2007, 2006 and 2005 were $164,055,000, $220,758,000 and $299,560,000, respectively.

Debt Obligations and Deferred Debt Issuance Costs

Costs incurred in issuing debt are capitalized and amortized over the life of the debt.  In 2002, the net proceeds from the sale of our Equity Security Units ("ESUs") were allocated between the purchase contracts and the senior notes based on the underlying fair value of each instrument.  The present value of the purchase contract adjustment payments was initially charged to shareholders' equity, with an offsetting credit to liabilities.  Subsequent contract adjustment payments were allocated between this liability account and interest expense based on a constant rate calculation over the life of the transaction.

 Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

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

Reinsurance Deposit Liabilities

Reinsurance contracts that we enter into which we determine do not transfer sufficient insurance risk are accounted for as deposits, whereby liabilities are initially recorded for the same amount as assets received.  Interest expense related to the deposit is recognized as incurred.  Profit margins are earned over the settlement period of the contractual obligations.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflects the basic earnings per share calculation components adjusted for the potential dilution that would occur if outstanding common share options, restricted share units, restricted common shares and preferred shares were converted into common shares.  Securities that are convertible into common shares that are anti-dilutive are not included in the calculation of diluted earnings per share.  If the effect of the issuance of common shares in the exercise of share options, in the exchange for preferred shares or in the conversion of restricted shares or share units to common shares is dilutive to earnings per share, it is included in the calculation of diluted earnings per share as if the common shares were issued at the beginning of the reporting period.

Income Taxes

We apply the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted.  A valuation allowance is established for deferred tax assets where it is more likely than not that future tax benefits will not be realized.  Interest or penalties relating to income taxes are included in other expense.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Share-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS 123R") using the modified prospective method effective January 1, 2006.  SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  SFAS 123R requires that, prospectively, compensation costs be recognized for the fair value of all share options over their vesting period, including the cost related to the unvested portion of all outstanding share options as of December 31, 2005.  The fair value of option awards is determined on the grant date using the Black-Scholes option pricing model and is amortized into earnings over the vesting period.  The cumulative effect of the adoption of SFAS 123R was not material.

Prior to January 1, 2006, we accounted for share-based compensation using Statement of Financial Accounting Standards No. 123 "Accounting for Awards of Stock Based Compensation to Employees" and Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148").  In accordance with the transition rules of SFAS 148, we elected to continue using the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") for our share-based awards granted to employees in 2002.  Under APB 25, if the exercise price of our employee share options is equal to or greater than the fair market value of the underlying shares on the date of the grant, no compensation expense is recorded.

Had we calculated and recorded compensation expense for share option grants based on the "fair value" method described in SFAS 123R for options granted in 2002, net loss and loss per share, net of tax, for the year ended December 31, 2005 would have been the pro forma amounts as indicated below ($ in thousands, except per share data):

	As Reported	Pro Forma
Share-based compensation expense	$3,799	$8,149
Net loss	(138,224)	(142,574)
Basic loss per share	(3.01)	(3.11)
Diluted loss per share	(3.01)	(3.11)

    The fair values of restricted share and restricted share unit awards are determined on the grant date and are amortized into earnings over the vesting period.  The cost of performance based share awards are based on the estimated number of shares or share units that are expected to be issued at the end of the performance period.  Through December 31, 2005, the unearned or unvested portion of the restricted shares issued was presented as a separate component of shareholders' equity.

Foreign Currency Exchange Gains and Losses

Our reporting currency is U.S. dollars.  The functional currency of our subsidiaries is generally the currency of the local operating environment.  Transactions conducted in other than functional and reporting currencies are remeasured into the subsidiary's functional currency, and the resulting foreign exchange gains and losses are included in net foreign currency exchange gains or losses.  Functional currency based assets and liabilities are translated into U.S. dollars using current rates of exchange prevailing at the balance sheet date and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss), net of applicable deferred income tax.  Foreign currency exchange gains and losses related to securities classified as trading securities are included in foreign currency exchange gains and losses.

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

 Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with U.S. GAAP.  SFAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, focuses on how to measure fair value and establishes a three-level hierarchy for both measurement and disclosure purposes.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not expect the provisions of SFAS 157 to have a material effect on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159").  SFAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items.  Most provisions of SFAS 159 are elective.  Entities electing the fair value measurement attribute of SFAS 159 would be required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We do not plan to apply the fair value measurement attributes of SFAS 159 to any material financial assets or liabilities and therefore, do not expect the provisions of SFAS 159 will have a material effect on our financial condition or results of operations.

2. Investments

Our available-for-sale fixed maturities and preferred stocks as of December 31, 2007 and 2006 were as follows ($ in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007:
U.S. Government	$94,738	2,083	69	$96,752
Corporate bonds	1,408,789	5,328	18,071	1,396,046
Mortgage-backed and asset-backed securities	1,401,486	7,694	20,938	1,388,242
Municipal bonds	282,029	1,687	755	282,961
Foreign governments and states	27,939	19	36	27,922
Total available-for-sale fixed maturities	3,214,981	16,811	39,869	3,191,923
Preferred stocks	12,246	18	2,657	9,607
Total available-for-sale securities	$3,227,227	16,829	42,526	$3,201,530

December 31, 2006:
U.S. Government	$155,766	64	2,036	$153,794
Corporate bonds	1,529,400	609	24,853	1,505,156
Mortgage-backed and asset-backed securities	1,349,586	1,098	21,717	1,328,967
Municipal bonds	200,445	4	2,851	197,598
Foreign governments and states	41,773	–	934	40,839
Total available-for-sale fixed maturities	3,276,970	1,775	52,391	3,226,354
Preferred stocks	11,246	–	474	10,772
Total available-for-sale securities	$3,288,216	1,775	52,865	$3,237,126

 Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Amortized cost and fair value of available-for-sale fixed maturities by contractual maturity as of December 31, 2007 are shown below; actual maturities could differ from contractual maturities due to call or prepayment provisions ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$331,802	$331,502
Due from one to five years	927,318	929,872
Due from five to ten years	349,243	346,188
Due in ten or more years	205,132	196,119
Mortgage-backed and asset-backed securities	1,401,486	1,388,242
Total	$3,214,981	$3,191,923

Investment income for the years ended December 31, 2007, 2006 and 2005 is summarized as follows ($ in thousands):

	2007	2006	2005
Fixed maturities	$169,745	148,708	$114,234
Cash and cash equivalents	44,480	35,684	11,063
Funds held	5,279	7,998	8,172
	219,504	192,390	133,469
Less investment expenses	5,282	4,403	4,024
Net investment income	$214,222	187,987	$129,445

Net realized gains and losses from investments for the years ended December 31, 2007, 2006 and 2005 were as follows ($ in thousands):

	2007	2006	2005
Available-for-sale securities and other invested asset:
Gross realized gains	$52	1,591	$4,333
Gross realized losses	2,128	316	7,503
Subtotal	(2,076)	1,275	(3,170)
Trading securities:
Gross realized gains	–	1	272
Gross realized losses	539	186	148
Subtotal	(539)	(185)	124
Net realized gains (losses)	$(2,615)	1,090	$(3,046)

Proceeds from sales, maturities and calls of available-for-sale fixed maturities were $1,702,028,000, $619,081,000 and $989,730,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Proceeds from sales, maturities and calls of trading securities were $21,516,000, $24,562,000 and $71,238,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  There were no sales of preferred stocks in 2007, 2006 or 2005.  There were purchases of preferred stocks of $1,000,000 and $4,985,000 in 2007 and 2006 respectively.  There were no purchases of preferred stocks in 2005.

Net change in unrealized investment gains and losses for the years ended December 31, 2007, 2006 and 2005 were as follows ($ in thousands):

	2007	2006	2005
Available for sale securities	$25,394	(3,311)	$(61,018)
Less deferred tax	(4,631)	(576)	8,564
Net change in unrealized gains and losses	$20,763	(3,887)	$(52,454)

Net change in unrealized investment gains (losses) on trading securities for the years ended December 31, 2007, 2006 and 2005 were $1,419,000, ($2,193,000) and ($102,000), respectively, and is included in other income (expense).

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Investments with a carrying value of $4,378,000 were on deposit with U.S. regulatory authorities as of December 31, 2007.  Investments with a carrying value of $147,596,000 and cash and cash equivalents of $22,593,000 as of December 31, 2007 were held in trust to collateralize liabilities ceded by The Travelers Companies, Inc., formerly The St. Paul Companies, Inc., ("St. Paul") to us under the reinsurance contracts entered into on or after January 1, 2002 (the "Quota Share Retrocession Agreements").  Investments with a carrying value of $165,193,000 and cash and cash equivalents of $106,598,000 as of December 31, 2007 were held in trust to collateralize obligations under various other reinsurance contracts.  Investments with a carrying value of $35,730,000 and cash and cash equivalents of $65,582,000 as of December 31, 2007 were held in trust to collateralize letters of credit issued under a credit facility.

    The unrealized losses of securities available-for-sale as of December 31, 2007 aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows ($ in thousands):

	Fair Value	Unrealized Loss
Less than twelve months:
U.S. Government	$–	$–
Corporate bonds	212,643	3,794
Mortgage-backed and asset-backed securities	286,805	8,544
Municipal bonds	2,851	4
Foreign governments and states	5,807	30
Preferred stocks	–	–
Total	$508,106	$12,372
Twelve months or more:
U.S. Government	$2,604	$69
Corporate bonds	462,079	14,278
Mortgage-backed and asset-backed securities	476,690	12,394
Municipal bonds	106,687	750
Foreign governments and states	5,495	5
Preferred stocks	8,589	2,657
Total	$1,062,144	$30,153
Total unrealized losses:
U.S. Government	$2,604	$69
Corporate bonds	674,722	18,072
Mortgage-backed and asset-backed securities	763,495	20,938
Municipal bonds	109,538	754
Foreign governments and states	11,302	35
Preferred stocks	8,589	2,657
Total	$1,570,250	$42,525

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or were the result of "other-than-temporary impairments."  The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors.  These factors include but are not limited to:  the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, the collateral structure and credit support that may be applicable to mortgage-backed and asset-backed securities.  We also consider our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss, which is based, in part, on current and anticipated future positive net cash flows from operations that generate sufficient liquidity in order to meet our obligations.  If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security and record a realized loss in the consolidated statement of operations.  In 2007 we recorded a charge of $809,000 relating to other-than-temporary impairments which was included within net realized losses on investments in the consolidated statement of operations.

Corporate and mortgage-backed and asset-backed securities represent our largest categories within our available-for-sale portfolio and consequently account for the greatest amount of our overall unrealized loss as of December 31, 2007.  Investment holdings within our corporate sector are diversified across approximately 30 sub-sectors, ranging from aerospace to telecommunications, and within each sub-sector across many individual issuers and issues.  As of December 31, 2007 there were 174 corporate issues in an unrealized loss position, with the single largest unrealized loss being $1,467,000.  Investment holdings within our mortgage-backed and asset-backed sector are diversified across a number of sub-categories, including asset-backed securities, collateralized mortgage obligations and federal and government agency mortgage-backed securities, with the single largest unrealized loss being $1,852,000.

 Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

During 2006, we entered into a definitive agreement to sell our interest in Inter-Ocean Holdings Ltd., our other invested asset.  We wrote down the carrying value of the investment based on expected proceeds from this sale and recorded a realized loss of $255,000 resulting in a fair value of $4,745,000 which was received in February 2007.  During 2005, as a result of the routine evaluation of investments, we wrote down the carrying value of the same other invested asset to its estimated net realizable value and recorded a realized loss of $1,769,000.

The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2007 and 2006 ($ in thousands):
	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Fixed maturities	$3,361,741	3,361,741	3,334,645	$3,334,645
Preferred stocks	9,607	9,607	10,772	10,772
Short-term investments	13,876	13,876	27,123	27,123
Other invested asset	–	–	4,745	4,745
Financial liabilities:
Debt obligations	$250,000	253,800	292,840	$303,589

The fair value of our fixed maturities, preferred stocks, short-term investments and debt obligations are based on prices obtained from independent sources for those or similar investments using quoted prices in active markets and standard market valuation pricing models.  The fair value of the other invested asset is based on its estimated net realizable value.

3. Unpaid Losses and LAE

Activity in the liability for unpaid losses and LAE for the years ended December 31, 2007, 2006 and 2005 is summarized as follows ($ in thousands):
	2007	2006	2005
Net unpaid losses and LAE as of the beginning of year	$2,326,227	2,268,655	$1,379,227
Net incurred related to:
Current year	745,865	811,250	1,577,944
Prior years	(90,378)	(50,648)	(72,519)
Total incurred net losses and LAE	655,487	760,602	1,505,425
Net paid losses and LAE:
Current year	73,402	96,112	210,306
Prior year	578,611	624,477	390,598
Total net paid losses and LAE	652,013	720,589	600,904

Effects of foreign currency exchange rate changes	12,484	17,559	(15,093)
Net unpaid losses and LAE as of the end of year	2,342,185	2,326,227	2,268,655
Reinsurance recoverable	18,853	42,255	55,335
Gross unpaid losses and LAE at end of year	$2,361,038	2,368,482	$2,323,990

The net favorable loss development in 2007, 2006 and 2005 related to prior years included $81,166,000, $60,746,000 and $97,314,000, respectively, of net favorable loss development primarily from property and certain other lines of business with relatively short patterns of reported losses.  The net favorable loss development in 2007, 2006 and 2005 related to prior years also included changes in incurred losses and LAE associated with changes in estimates of premiums and the patterns of their earnings.  The net increase (decrease) of net losses and LAE related to prior accident years arising from changes in premium estimates were ($9,212,000), $10,098,000, and $24,795,000, in 2007, 2006 and 2005, respectively.  The effect on net income of changes in premium estimates, after considering corresponding changes in related losses, LAE and acquisition expenses, were not significant.

The net favorable loss development related to prior years emerged from all segments and was related to both catastrophe and non-catastrophe losses.  The most significant portion of net favorable development in 2007 was in the Property and Marine segment and in certain classes in the Casualty segment.  Net favorable development in the Property and Marine segment in 2007 included $17,164,000 related to prior years’ major catastrophes.  Net favorable loss development in 2007 included $15,474,000 from certain long-tailed casualty classes.  The remaining net favorable loss development in 2007, 2006 and 2005 were in the Property and Marine and Finite Risk segments as well as certain casualty classes with short loss development periods.  During 2007, 2006 and 2005, actual reported losses were significantly less than expected for the property and casualty lines resulting in reductions in estimated ultimate losses.  We do not believe that the net favorable development in 2007 is indicative of prospective net development of unpaid losses and LAE as of December 31, 2007 because conditions and trends that affected the net favorable development of prior years’ unpaid losses and LAE may not necessarily exist in the future.

 Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Because many of the reinsurance coverages we offer will likely involve claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to ultimate exposure to losses are an integral and necessary component of the process of estimating unpaid losses and LAE.  With respect to reinsurers, the inherent uncertainties of estimating unpaid losses and LAE are further exacerbated by the significant amount of time that often elapses between the occurrence of an insured loss, the reporting of that loss to the primary insurer and then to the reinsurer, and the primary insurer's payment of that loss to the insured and subsequent payment by the reinsurer to the primary insurer.  Unpaid losses and LAE are reviewed quarterly using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data and prevailing economic, social and legal factors.  While we commenced operations in 2002, the business we write is sufficiently similar to the historical reinsurance business of St. Paul that we are able to use the historical loss experience of this reinsurance business, which is periodically updated by St. Paul, to estimate our ultimate losses and LAE.  Unpaid losses and LAE established in prior years are adjusted as loss experience develops and new information becomes available.  Adjustments to previously estimated unpaid losses and LAE are reflected in financial results in the periods in which they are made.  We do not believe that the net favorable development in 2007 is indicative of prospective net development of unpaid losses and LAE as of December 31, 2007 because conditions and trends that affected the net favorable development of prior years’ unpaid losses and LAE may not necessarily exist in the future.

    The 2005 Hurricanes caused severe damage in Louisiana, Mississippi, Texas, Florida and several other states in the Gulf Coast region of the United States as well as Mexico and the Caribbean.  As a result of losses arising from these catastrophic events, certain reinsurance contracts generated additional premiums and adjustments to accrued profit commissions.  The aggregate net adverse impact on income before income taxes for the year ended December 31, 2005 from the 2005 Hurricanes is summarized as follows ($ in thousands):

Gross losses and LAE	$654,090
Retrocessional reinsurance	(73,800)
Net losses and LAE	580,290
Additional net premiums earned	(46,666)
Profit commissions	(3,654)
Net adverse impact on income before income taxes	$529,970

The net favorable loss development related to prior years in 2007 and 2006 included favorable development of $17,226,000 and unfavorable development of ($4,160,000), respectively, relating to the 2005 Hurricanes.

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

4. Retrocessional Reinsurance

Reinsurance is the transfer of risk, by contract, from one insurance company to another for consideration of premium.  Retrocessional reinsurance is reinsurance ceded by a reinsurer to insure against all or a portion of its reinsurance written.  Retrocessional reinsurance agreements provide us with increased capacity to write larger risks, limit our maximum loss arising from any one occurrence and maintain our exposure to loss within our capital resources.  Retrocessional reinsurance contracts do not relieve us from our reinsurance obligations under our contracts.  Failure of retrocessionaires to honor their obligations could result in losses to us.  Consequently, we have a contingent liability to the extent of any unpaid losses and LAE ceded to another company.  We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize our exposure to significant losses from reinsurer insolvencies.

During 2007 Platinum Bermuda entered into various Industry Loss Warranty reinsurance agreements with third party retrocessionaires.  These reinsurance contracts provided retrocessional coverage for Platinum Bermuda for first and second catastrophic events in North America, Europe and Japan.  Platinum Bermuda also entered into an agreement on July 1, 2007 whereby it could have recovered up to $120,000,000 from the counterparty if modeled losses from both a first and second catastrophe event exceeded a specified attachment point.  The coverage period for this agreement ended on December 31, 2007.  This agreement was accounted for as a derivative and the cost of $4,107,000 in 2007 was included in other expense.

During 2006, Platinum US and Platinum UK also entered into a retrocessional reinsurance agreement under which they ceded, on a quota share basis, 30% of new and renewal property catastrophe business effective on or after January 1, 2006.  Under this agreement, the retrocessionnaire was obligated to place premiums ceded, net of commissions, in trust for the benefit of Platinum US and Platinum UK as well as provide a letter of credit such that the combination of the two amounts collateralized the limit of loss under this treaty.  This agreement was not renewed in 2007.  Platinum US also obtained from third party retrocessionaires $42,500,000 of excess-of-loss retrocession limit with respect to its property catastrophe business and $10,000,000 of aggregate excess-of-loss retrocession limit with respect to crop business.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

The effects of retrocessional reinsurance on premiums, losses and LAE for the years ended December 31, 2007, 2006 and 2005 are as follows ($ in thousands):

	Assumed	Ceded	Net
As of and for the year ended December 31, 2007:
Premiums written	$1,140,303	20,496	$1,119,807
Premiums earned	1,193,894	20,806	1,173,088
Losses and LAE	646,992	(8,495)	655,487
Unpaid losses and LAE	2,361,038	18,853	2,342,185

As of and for the year ended December 31, 2006:
Premiums written	1,275,200	98,587	1,176,613
Premiums earned	1,434,282	97,581	1,336,701
Losses and LAE	778,836	18,234	760,602
Unpaid losses and LAE	2,368,482	42,255	2,326,227

As of and for the year ended December 31, 2005:
Premiums written	1,765,155	47,433	1,717,722
Premiums earned	1,757,139	42,416	1,714,723
Losses and LAE	1,594,737	89,312	1,505,425
Unpaid losses and LAE	$2,323,990	55,335	$2,268,655

Inter-company Retrocessional Reinsurance Arrangements

In 2003, Platinum US and Platinum UK entered into a quota share retrocession agreement with Platinum Bermuda that continued through December 31, 2007.  During 2007 Platinum US retroceded approximately 49% of its business to Platinum Bermuda.  During 2006 Platinum US retroceded approximately 75% of its business to Platinum Bermuda and Platinum UK retroceded approximately 55% of its business to Platinum Bermuda.  In addition, effective April 1, 2005 Platinum UK and Platinum Bermuda entered into an excess-of-loss reinsurance agreement covering substantially all North American business assumed by Platinum Bermuda under which Platinum UK provided $55,000,000 of coverage in excess of $145,000,000 for each loss occurrence.  This agreement was terminated effective December 31, 2005.  Platinum US also reinsured Platinum UK for $50,000,000 per occurrence on an excess-of-loss basis in excess of $60,000,000 with respect to international property business.

Effective January 1, 2006, Platinum US provided an excess-of-loss cover to Platinum UK, replacing the prior agreement terminated as of December 31, 2005.  Pursuant to the excess-of-loss agreement Platinum US provides $35,000,000 of coverage in excess of $50,000,000.  This agreement was terminated effective March 31, 2006.  Effective April 1, 2006, Platinum US and Platinum Bermuda entered into an excess-of-loss reinsurance agreement under which Platinum US provided $65,000,000 of coverage in excess of $185,000,000 with respect to international property business.  Effective January 1, 2006, Platinum UK also reinsured Platinum Bermuda for $35,000,000 per occurrence on an excess-of-loss basis in excess of $145,000,000 with respect to their business in North America and certain other territories.  This agreement was terminated effective December 31, 2006.

Following is a summary of the retroceded premiums earned and losses ceded related to the foregoing agreements between Platinum Bermuda, Platinum US and Platinum UK for the years ended December 31, 2007, 2006 and 2005 ($ in thousands):

	2007	2006	2005
Retroceded by Platinum US to Platinum Bermuda:
Premiums earned	$423,218	666,331	$697,992
Incurred losses and LAE	273,418	457,447	893,237

Retroceded by Platinum UK to Platinum Bermuda:
Premiums earned	–	79,173	86,163
Incurred losses and LAE	–	28,113	54,657

Retroceded by Platinum Bermuda to Platinum UK:
Premiums earned	–	4,583	8,250
Incurred losses and LAE	(595)	19,678	55,000

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

	2007	2006	2005
Retroceded by Platinum UK to Platinum US:
Premiums earned	–	250	1,800
Incurred losses and LAE	–	–	–

Retroceded by Platinum Bermuda to Platinum US:
Premiums earned	1,623	977	–
Incurred losses and LAE	$–	–	$–

     During 2006 we expanded the scale and scope of Platinum Bermuda to become the principal carrier for our global catastrophe and financial lines reinsurance portfolios and in 2007 we ceased underwriting reinsurance in Platinum UK.  Platinum UK filed a Scheme of Operations with the U.K. Financial Services Authority in 2007 that outlined actions for Platinum UK to become a non-underwriting operation and to return a significant portion of its capital to Platinum Holdings.  These actions included several agreements for the transfer of the net underwriting liabilities of Platinum UK to Platinum Bermuda as of January 1, 2007 and the administration of in force contracts and related claims.  Among these agreements is a 100% loss portfolio transfer that replaced the previous 55% quota share retrocession agreement.  Pursuant to the loss portfolio transfer agreement, Platinum Bermuda received consideration of $80,032,000.  During 2007 and after completing the loss portfolio transfer, we returned $155,000,000 of the capital of Platinum UK to Platinum Holdings.

All of the inter-company retrocessional reinsurance transactions had no net effect on underwriting results in the consolidated financial statements.

5. Debt, Equity Security Units and Credit Facility

Debt

In May 2005, Platinum Finance issued $250,000,000 aggregate principal amount of Series A 7.5% Notes due June 1, 2017 (the "Series A Notes"), unconditionally guaranteed by Platinum Holdings.  The Series A Notes were issued in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act").  The proceeds of the Series A Notes were used primarily to increase the capital of Platinum Bermuda and Platinum US.  In November 2005, Platinum Finance completed an exchange offer through which it exchanged all of the Series A Notes for Series B Notes that have substantially the same terms and which were registered under the Securities Act (the "Series B Notes").  Interest is payable on the Series B Notes at a rate of 7.5% per annum on each June 1 and December 1, commencing on December 1, 2005.  Platinum Finance may redeem the Series B Notes, at its option, at any time in whole, or from time to time in part, prior to maturity, subject to a “make-whole” provision.  We have no current expectations of calling the Series B Notes prior to maturity.

Equity Security Units

In November 2002, we issued ESUs each of which consisted of a contract to purchase our common shares in 2005 (the "Purchase Contract") and an ownership interest in a 5.25% Senior Guaranteed Note, due November 16, 2005.  On August 16, 2005, Platinum Finance remarketed $137,500,000 aggregate principal amount of Senior Guaranteed Notes due November 16, 2007 with a reset interest rate of 6.371% (the "Original Remarketed Notes").  The Original Remarketed Notes subsequently exchanged for Series B 6.371% Senior Guaranteed Notes (the "Remarketed Notes") that have substantially the same terms and which were registered under the Securities Act.  Interest was payable on the Remarketed Notes on May 16 and November 16 of each year.  The Remarketed Notes were unconditionally guaranteed by Platinum Holdings.  On November 16, 2005, we settled the Purchase Contract component by issuing 5,008,850 common shares, which generated cash proceeds to us of $137,500,000.  As a result of the settlement of the Purchase Contract, the ESUs ceased to exist.

In December 2005, Platinum Finance completed a tender offer to repurchase all of the outstanding Original Remarketed Notes and Remarketed Notes and repurchased $94,660,000 of the outstanding debt.  Platinum Finance repaid the remaining $42,840,000 of the Remarketed Notes in November 2007 when they came due.  As a result of the repurchase of $94,660,000 of the Remarketed Notes in December 2005, we incurred a loss on repurchase of debt of $2,486,000.  This included a premium paid to the debt holders of $1,644,000, and related unamortized debt issuance costs, dealer/manager fees, and professional fees and expenses of $842,000.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows the amount and maturities of debt obligations as of December 31, 2007 and 2006 ($ in thousands):

	2007	2006
Series B Notes, 7.5%, due June 1, 2017	$250,000	$250,000
Series B Remarketed Notes, 6.371%, due November 16, 2007	–	42,840
Total debt obligations	$250,000	$292,840

Credit Facility

On September 13, 2006, we amended and restated an existing credit agreement with a syndicate of lenders, increasing the term from three to five years and increasing the facility from $200,000,000 to $400,000,000 (the "Credit Facility").  The amended and restated credit agreement consists of a $150,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit and a $250,000,000 senior secured credit facility available for letters of credit.  The revolving line of credit generally will be available for our working capital, liquidity and general corporate requirements and those of our subsidiaries.  Platinum Holdings and Platinum Finance have guaranteed borrowings by our reinsurance subsidiaries.  The interest rate on borrowings under the Credit Facility is based on our election of either:  (1) LIBOR plus 50 basis points or (2) the higher of:  (a) the prime interest rate of the lead bank providing the Credit Facility, or (b) the federal funds rate plus 50 basis points.  The interest rate based on LIBOR would increase or decrease by up to 12.5 basis points should our senior unsecured debt credit rating increase or decrease.  The Credit Facility requires us to satisfy various covenants, including several financial covenants.  As of December 31, 2007, we were in compliance with all covenants under the Credit Facility.

We had approximately $83,355,000 of letters of credit outstanding in favor of various cedants as of December 31, 2007.  Cash and cash equivalents of $65,582,000 as of December 31, 2007 were held in trust to collateralize secured letters of credit issued under the Credit Facility.  As of December 31, 2007, $150,000,000 was available for borrowing on an unsecured basis and $166,645,000 was available for borrowing on a secured basis under the Credit Facility.

6. Income Taxes

We make provisions for income taxes based upon amounts reported in the financial statements and the provisions of currently enacted tax laws.  Platinum Holdings and Platinum Bermuda are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance from the Bermuda Minister of Finance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016.  Platinum Holdings has subsidiaries based in the United States, the United Kingdom and Ireland that are subject to the tax laws thereof.

The operations of Platinum US are subject to U.S. federal income taxes generally at a rate of 35%.  Any of our non-U.S. subsidiaries could become subject to U.S. federal income tax only to the extent that they derive U.S. source income that is subject to U.S. withholding tax or income derived from activity that is deemed to be the conduct of a trade or business within the U.S.  We do not consider our non-U.S. subsidiaries to be engaged in a trade or business within the U.S. and, therefore, do not believe that our non-U.S. subsidiaries are subject to U.S. federal income tax.  However, there is little legal precedent as to what constitutes being engaged in a trade or business within the U.S. and, thus, there exists the possibility that the U.S. Internal Revenue Service could assert claims that our non-U.S. subsidiaries are engaged in a trade or business in the U.S. and attempt to assess taxes that are not provided for.

There is no withholding tax on dividends distributed from Platinum UK to Platinum Regency.  Under current Irish law, Platinum Regency is taxed at a 25 percent corporate income tax rate on non-trading income and a 12.5 percent corporate income tax rate on trading income.  There is no withholding tax on dividends distributed from Platinum Regency to Platinum Holdings.  Dividends or other distributions from Platinum Finance to Platinum Regency are subject to U.S. withholding tax and is based upon, among other items, cumulative taxable earnings and profits of Platinum Finance.  We incurred approximately $6,500,000 of withholding taxes associated with the indirect transfer from Platinum Finance to Platinum Holdings of $183,350,000 of the proceeds from the issuance of the Series A Notes in May 2005.  This transaction was deemed to be a taxable distribution under U.S. tax law and subject to U.S. withholding tax.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Income (loss) before income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 by location is as follows ($ in thousands):

	2007	2006	2005
United States	$63,710	75,374	$(66,181)
Bermuda	303,129	263,327	(73,165)
Other	13,964	21,123	(23,108)
Income before income tax expense (benefit)	$380,803	359,824	$(162,454)

Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 is comprised of current and deferred taxes as follows ($ in thousands):

	2007	2006	2005
Current tax expense (benefit)	$37,037	32,780	$(377)
Deferred tax benefit	(13,212)	(2,613)	(24,590)
Total	$23,825	30,167	$(24,967)

A reconciliation of expected income tax expense (benefit), computed by applying a 35 percent income tax rate to income (loss) before income taxes (benefit), to income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 is as follows ($ in thousands):

	2007	2006	2005
Expected income tax expense (benefit) at 35%	$133,281	125,938	$(56,859)
Effect of income or loss subject to tax at rates other than 35%	(112,768)	(93,347)	26,474
Tax exempt investment income	(1,460)	(2,062)	(2,932)
U.S. withholding taxes deemed taxable transfer to foreign affiliate	175	(450)	6,500
Other, net	4,597	88	1,850
Income tax expense (benefit)	$23,825	30,167	$(24,967)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 are as follows ($ in thousands):

	2007	2006
Deferred tax assets:
Unpaid losses and LAE	$41,312	$34,433
Timing differences in recognition of expenses	1,780	1,448
Unearned premiums	8,727	7,499
Net unrealized losses on investments	1,353	5,985
Other deferred tax assets	–	6,586
Total deferred tax assets	$53,172	$55,951
Deferred tax liabilities:
Deferred acquisition costs	9,188	11,051
Other deferred tax liabilities	642	–
Unrealized net foreign currency exchange losses	–	10,557
Total deferred tax liabilities	9,830	21,608
Total net deferred tax assets (liabilities)	$43,342	$34,343

Income tax assets and liabilities are recorded by offsetting assets and liabilities by tax jurisdiction.  The deferred tax assets and liabilities as of December 31, 2007 and 2006 are included in the consolidated balance sheets as follows ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

	2007	2006
Platinum US deferred tax assets	$53,172	$49,627
Platinum US deferred tax liabilities	9,830	11,051
Net Platinum US deferred tax assets	43,342	38,576
Platinum UK deferred tax assets	–	6,585
Platinum UK deferred tax liabilities	–	10,818
Net Platinum UK deferred tax liabilities	–	4,233
Total net deferred tax assets (liabilities)	$43,342	$34,343

To evaluate the realization of the deferred tax assets, we consider the timing of the reversal of deferred income and expense items as well as the likelihood that we will generate sufficient taxable income to realize the future tax benefits.  We believe that we will generate sufficient taxable income to realize the deferred assets and, consequently, no valuation allowance was established as of December 31, 2007 or 2006.

Income taxes paid in 2007, 2006 and 2005 were $29,160,000, $15,602,000 and $33,569,000, respectively.

7. Shareholders' Equity and Regulation

Platinum Holdings is authorized to issue up to 200,000,000 common shares, $0.01 par value, and 25,000,000 preferred shares, $0.01 par value.  We had 5,750,000 preferred shares issued and outstanding as of December 31, 2007 and 2006.  We had 60,714,569 and 60,017,659 common shares issued as of December 31, 2007 and 2006, respectively and 53,779,914 and 59,671,959 common shares outstanding as of December 31, 2007 and 2006, respectively.

In 2002 Platinum Holdings completed an initial public offering of common shares.  Concurrently, Platinum Holdings sold 6,000,000 common shares and issued options to purchase 6,000,000 common shares to St. Paul and sold 3,960,000 common shares and issued options to purchase 2,500,000 common shares to RenaissanceRe.  The options issued to St. Paul and RenaissanceRe have a $27.00 per share purchase price and a term of ten years from November 2, 2002.  Both St. Paul and RenaissanceRe have amended their options to provide that in lieu of paying $27.00 per share, any option exercise will be settled on a net share basis, which will result in Platinum Holdings issuing a number of common shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00, less the par value per share, multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share.

We filed an unallocated universal shelf registration statement with the SEC, which the SEC declared effective on November 8, 2005.  Under this shelf registration statement, we may issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of the above, including debt securities of Platinum Finance, unconditionally guaranteed by Platinum Holdings.

On December 6, 2005, Platinum Holdings completed an offering of 4,408,263 common shares at a price to the public of $30.15 per share, less related expenses pursuant to a prospectus supplement to the unallocated universal shelf registration statement.  Concurrent with this common share offering, Platinum Holdings also completed an offering of 5,750,000 6.0% Series A Mandatory Convertible Preferred Shares at a price to the public of $30.15 per share, less related expenses also under the unallocated shelf registration statement.  The net proceeds of $167,508,000 were used to make contributions to the capital and surplus of the reinsurance subsidiaries and for general corporate purposes.  On February 15, 2009, the mandatory conversion date, each preferred share will automatically convert into a number of our common shares based on the volume-weighted average price per common share on the 20 consecutive trading days ending on the third trading day prior to February 15, 2009.  The conversion rate will not be more than one to one and not less than 0.7874 per preferred share, depending on the market value of our common shares.  Based on the conversion rate of 0.7874 applicable to any conversion of preferred shares prior to February 15, 2009, we would issue 4,527,550 common shares in exchange for the 5,750,000 preferred shares.  The conversion rate of our preferred shares to common shares is subject to anti-dilution adjustments under certain circumstances, including the payment of dividends on our common shares in common shares, the issuance of common share rights or warrants to acquire common shares at less than market price to all holders, and the payment of cash dividends per common share in excess of $0.08 per quarter, subject to adjustment whenever the conversion rate is adjusted.  Unless all accrued, cumulated and unpaid dividends on our preferred shares for all past quarterly dividend periods have been paid in full, we cannot declare or pay any dividend or make any distribution of assets on our common shares.  If dividends on the preferred shares outstanding have not been paid in an amount equal to six full quarterly dividends, holders of the outstanding preferred shares will be entitled to elect two additional directors to our Board of Directors.  These voting rights continue until all accrued, cumulated and unpaid dividends on the preferred shares then outstanding are paid in full.  Each preferred share has a liquidation preference of $30.15 per preferred share.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

We filed an allocated universal shelf registration statement with the SEC, which the SEC declared effective on April 5, 2004.  The securities registered under this allocated shelf registration statement for sales included up to $750,000,000 of common shares, preferred shares and various types of debt securities.  Common shares sold by St. Paul and RenaissanceRe and common shares issuable upon exercise of options owned by St. Paul and RenaissanceRe accounted for $586,381,900 of the $750,000,000 of securities registered under the allocated universal shelf registration statement.  On September 22, 2005, Platinum Holdings completed an offering of 5,839,286 common shares at a price to the public of $28.00 per share, less related expenses.  All shares were offered by Platinum Holdings and were sold pursuant to this allocated shelf registration statement.  The net proceeds of $161,865,000 were used to make contributions to the capital and surplus of the reinsurance subsidiaries and for general corporate purposes.  This common share offering utilized substantially all of the remaining capacity allocated to us under this allocated shelf registration statement.

On August 4, 2004 the Board of Directors of the Company approved a program to repurchase up to $50,000,000 of our common shares.  On July 26, 2007 our Board of Directors approved an increase in the existing repurchase program to result in authority as of such date to repurchase up to a total of $250,000,000 of our common shares.  On October 25, 2007 our Board of Directors approved an additional increase to the repurchase program to result in authority as of such date to repurchase up to a total of $250,000,000 of our common shares.  On February 21, 2008 our Board of Directors approved an additional increase in the repurchase program to result in authority as of such date to purchase a total of $250,000,000.  During the year ended December 31, 2007 we purchased 6,934,655 of our common shares in the open market at an aggregate amount of $240,672,000 at a weighted average price of $34.71 per share.  The common shares we purchased were canceled.  No repurchases of our common shares were made during 2006 or 2005.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a component of shareholders’ equity and includes all changes in unrealized appreciation and depreciation; reclassification adjustments for investment losses and gains included in net income; and translation adjustments.  The components of other comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 are as follows ($ in thousands, except per share data):

	2007	2006	2005
Before tax amounts:
Foreign currency translation adjustment	$(1,161)	452	$(737)
Net change in unrealized holding gains and losses arising during the period	23,319	(1,786)	(62,441)
Less: reclassification adjustment for net gains (losses) realized in net income	(2,076)	1,522	(1,423)
Other comprehensive income (loss) before tax	24,234	(2,856)	(61,755)

Deferred income tax (expense) benefit on:
Foreign currency translation adjustment	348	(136)	221
Net change in unrealized holding gains and losses arising during the period	(4,511)	(654)	8,536
Less: reclassification adjustment for net gains (losses) realized in net income	121	(75)	(28)
Deferred tax on other comprehensive income (loss)	(4,284)	(715)	8,785

Net of tax amounts:
Net foreign currency translation adjustment	(813)	316	(516)
Net change in unrealized holding gains and losses arising during the period	18,808	(2,440)	(53,905)
Less: reclassification adjustment for net (gains) losses realized in net income	(1,955)	1,447	(1,451)
Other comprehensive income (loss), net of tax	$19,950	(3,571)	$(52,970)

Statutory Basis Equity, Income and Regulation

Our ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by our subsidiaries.  The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by our reinsurance subsidiaries in 2008 without prior regulatory approval is estimated to be approximately $398,241,000.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

The combined statutory capital and surplus and statutory net income for our reinsurance subsidiaries were as follows ($ in thousands):

	(Unaudited) 2007	2006	2005
Statutory capital and surplus:
Bermuda	$1,494,032	1,178,261	$930,072
United States	547,963	530,822	447,207
United Kingdom	26,278	174,474	156,927
Total statutory capital and surplus	2,068,273	1,883,557	1,534,206
Statutory net income (loss):
Bermuda	311,401	281,247	(68,459)
United States	51,085	117,980	(21,884)
United Kingdom	3,826	(7,927)	(4,685)
Total statutory net income (loss)	$366,312	391,300	$(95,028)

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

8. Earnings (Loss) Per Common Share

Following is a reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2007, 2006 and 2005 ($ in thousands, except per share data):

	Net Income (Loss)	Weighted Average Shares Outstanding	Earnings (Loss) Per Common Share
Year Ended December 31, 2007:
Basic earnings per common share:
Net income attributable to common shareholders	$346,570	58,631	$5.91
Effect of dilutive securities:
Common share options, restricted common shares and restricted share units	–	2,656
Conversion of preferred shares	–	5,117
Preferred share dividends	10,408	–
Adjusted net income for diluted earnings per common share	$356,978	66,404	$5.38

Year Ended December 31, 2006:
Basic earnings per common share:
Net income attributable to common shareholders	$319,275	59,371	$5.38
Effect of dilutive securities:
Common share options, restricted common shares and restricted share units	–	1,377
Conversion of preferred shares	–	5,750
Preferred share dividends	10,382	–
Adjusted net income for diluted earnings per common share	$329,657	66,498	$4.96

Year Ended December 31, 2005:
Basic and diluted loss per common share:
Loss attributable to common shareholders	$(138,224)	45,915	$(3.01)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

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

The following summary sets forth common share option activity for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands, except per share exercise price):

	As of and for the years ended
	December 31, 2007		December 31, 2006		December 31, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding – beginning of the year	3,466	$24.20	3,918	$23.93	4,428	$23.40
Granted	546	34.41	249	30.47	333	29.78
Exercised	1,004	23.34	530	24.49	663	22.65
Forfeited	82	30.69	171	26.24	180	25.20
Outstanding - end of the year	2,926	$26.22	3,466	$24.20	3,918	$23.93

Options exercisable at year-end	2,125		2,930		2,896
Weighted average exercise price of options exercisable at year-end		$23.63		$23.11		$23.04

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Dividend yield	1.1%	1.0%	1.0%
Risk free interest rate	4.6%	4.6%	3.0%
Expected volatility	20.5%	22.0%	30.0%
Expected option life	5.5 years	5.4 years	7 years
Weighted average grant fair value	$9.09	$8.08	$9.92

The weighted average remaining contractual terms of all outstanding options and options exercisable were 6.07 years and 5.01 years, respectively as of December 31, 2007.  The total intrinsic value, which is the difference between the market value and strike price on the date of exercise, of options exercised during the years ended December 31, 2007, 2006 and 2005 was $10,962,000, $1,903,000 and $6,012,000, respectively.  The total fair value, based on the Black-Scholes option pricing model, of options exercised during the years ended December 31, 2007, 2006 and 2005 was $7,353,000, $4,087,000 and $4,768,000, respectively.  The total fair value, based on the Black-Scholes option pricing model, of options vested during the years ended December 31, 2007, 2006 and 2005 was $1,830,000, $4,518,000 and $7,752,000, respectively.  Estimated unrecognized compensation cost, net of estimated forfeitures, related to outstanding options as of December 31, 2007 was $7,229,000.  Such cost is expected to be recognized over a weighted-average period of 1.42 years.

Our computation of expected volatility for the year ended December 31, 2007 is based on 5 years of historical volatility using daily price observations.  Our computation of expected option life is based on historical data analysis of exercises, forfeitures, and post-vest cancellations.  The forfeitures are used to determine the outstanding pool of options and do not affect the expected term calculation (either historical or projected).  The exercises and post-vest cancellations are used to calculate the time between grant and settlement date (exercise date or post-vest cancel date), and then weighted by the shares settled (options exercised or canceled).

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

The following summary sets forth share unit activity for the years ended December 31, 2007 and 2006 (amounts in thousands, except grant date fair value):

	As of and for the years ended
	December 31, 2007		December 31, 2006		December 31, 2005
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding – beginning of the year	181	$30.66	112	$30.93	–	–
Granted	160	34.42	82	30.31	122	$30.91
Converted	36	30.28	–	–	3	30.75
Forfeited	17	31.35	13	30.73	7	30.75
Outstanding - end of the year	288	$32.76	181	$30.66	112	$30.93

The total fair value of share units converted during the year ended December 31, 2007 was $1,089,000.  There were no share units converted during 2006.  The total fair value of share units converted during the year ended December 31, 2005 was $82,000.  As of December 31, 2007, there was $9,436,000, of estimated unrecognized compensation cost related to share unit awards.  That cost is expected to be recognized over a weighted-average period of 1.93 years.

During 2006, we granted 15,534 restricted shares, with a fair value at the grant date of $475,000, that vest over a three-year period.  During 2005, we granted 18,428 restricted shares, with a fair value at the grant date of $525,000, that vest over a five-year period.  During 2007, 31,027 restricted shares vested.  As of December 31, 2007, there were 55,909 remaining unvested restricted shares and $1,592,000, of estimated unrecognized compensation cost related to unvested restricted shares.  Such cost is expected to be recognized over a weighted-average period of 0.98 years.

During 2007 and 2006, respectively, we awarded 81,984 and 85,168 restricted share units to certain executive officers under our long-term incentive plan.  The grant date fair value of the restricted share units were $2,823,000 and $2,604,000 in 2007 and 2006, respectively.  These restricted share units are settled in common shares at the completion of the performance period or upon termination of employment on a prorated basis.  The performance period is generally three years, beginning with the grant year, and the actual number of common shares that each participant receives varies based on the average return on equity in the performance period.  An average return on equity of 18% or more results in a settlement of 200% of the initial award in common shares and an average return on equity of less than 6% reduces the award to zero.  An average return on equity between 6% and 18% results in a settlement of 0% to 200% of the initial award in common shares determined through straight line interpolation.  Share-based compensation expense related to these awards was $3,174,000 and $1,439,000 in 2007 and 2006, respectively, and was based on estimates as of December 31, 2007 and 2006 of the average return on equity for the related performance periods.  As of December 31, 2007, there was $4,009,000 of estimated unrecognized compensation cost related to these awards which is expected to be recognized over 1.6 years.

During 2005 we granted variable long-term incentive awards which had a grant date fair value of $1,767,000.  The settlement values of the awards are based on a percentage of the recipients average salary over a five year performance period, beginning in the grant year, and a multiplier of between 0%-200% based on the average return on equity in the five year period.  In 2007, the Company recognized $315,000 of share-based compensation related to these awards based on the estimated settlement value as of December 31, 2007.  As of December 31, 2007, there was $210,000 of estimated unrecognized compensation cost related to these awards which is expected to be recognized over 2 years.

Members of our board of directors receive all or a portion of their directors’ fees in the form of restricted common share units.  We granted 22,593, 18,676 and 15,801 restricted share units in 2007, 2006 and 2005, respectively, to members of our board of directors under our share unit plan for non-employee directors.  The grant date fair values of the restricted share units were $781,000, $555,000 and $484,000 in 2007, 2006 and 2005, respectively.  These awards are fully vested at the grant date and are settled 5 years from the grant date in common shares or cash when the participant ceases to be a member of the board of directors.  Share-based compensation expense related to these awards was $781,000, $555,000 and $484,000 in 2007, 2006 and 2005 respectively.  As of December 31, 2007, there was no unrecognized compensation cost related to these awards.

The following table provides the total share-based compensation expense recognized during the year ended December 31, 2007 ($ in thousands):

Share-based compensation expense	$9,387
Tax benefit	783
Share-based compensation expense, net of tax	$8,604

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
Defined Contribution Plan

In 2003, Platinum US adopted an employee savings plan as a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”) and covering substantially all U.S. based employees and certain other non-U.S. based employees.  The savings plan allows eligible employees to contribute up to 50 percent of their annual compensation on a tax-deferred basis up to limits under the Code and we will match up to the first four percent.  In addition, the Company may, at its discretion, make additional contributions.  Expenses related to the savings plan were $1,831,000, $2,164,000 and $1,638,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

10. Related Party Transactions and Agreements

In connection with our initial public offering in 2002 and the transfer of business, we entered into various agreements with St. Paul and its affiliates and RenaissanceRe and its affiliates including the Quota Share Retrocession Agreements.  We also entered into several agreements with St. Paul pursuant to which St. Paul provides various services, including accounting and administration of the business assumed under the Quota Share Retrocession Agreements.  We paid St. Paul a total of $149,000, $283,000 and $381,000  for such services provided in 2007, 2006 and 2005, respectively.

Platinum Holdings also entered into a five-year Services and Capacity Reservation Agreement with RenaissanceRe, effective October 1, 2002, pursuant to which RenaissanceRe provides services to our subsidiaries in connection with their property catastrophe book of business.  This agreement provided for RenaissanceRe to analyze our property catastrophe treaties and contracts at our request and no more than twice per year and assists us in measuring risk and managing our property catastrophe treaties and contracts.  Based upon such analysis, RenaissanceRe provided us with quotations for rates for non-marine non-finite property catastrophe retrocessional coverage with aggregate limits up to $100 million annually, either on an excess-of-loss or proportional basis.  The fee for the coverage commitment and the services provided by RenaissanceRe under this agreement was 3.5 percent of our gross written non-marine non-finite property catastrophe premium for the contract year, subject to a minimum of $4 million.  Fees related to this agreement were $7,787,000, $7,829,000 and $6,538,000 for the years ended December 31, 2007, 2006 and 2005, respectively and are included in operating expenses.  This agreement expired in September 2007 and was not renewed.

Renaissance Underwriting Managers Ltd. ("RUM"), a subsidiary of RenaissanceRe, Platinum Bermuda and Platinum US entered into an agreement whereby RUM will, from time to time, provide referrals of treaty and facultative reinsurance contracts to Platinum Bermuda or Platinum US for a fee.  The fee is 1.0% of gross premiums written for all pro-rata business, 2.5% of gross premiums written on all excess-of-loss business, and 7.5% of the margin on all finite business.  We paid $24,000, $12,000 and $57,000 in fees for such referrals for the years ended December 31, 2007, 2006 and 2005, respectively.  The business referred is also subject to profit commissions which were $160,000, $191,000 and $341,000 in 2007, 2006 and 2005, respectively.

Platinum US is a party to two property catastrophe excess-of-loss programs with the Glencoe Group of Companies, which are affiliates of RenaissanceRe.  Platinum US has a 5% participation across four layers of reinsurance on one program and a 15% participation on the other program.  Platinum US is also a party to a quota share retrocession agreement with Glencoe Insurance Ltd. pursuant to which Platinum US cedes to Glencoe Insurance Ltd. 60% of all liabilities under the subject property facultative certificates.  Premium ceded in 2007, 2006 and 2005 under this agreement was approximately $8,494,000, $16,533,000 and $5,058,000, respectively.

Platinum US has a consulting agreement with SHN Enterprises, Inc. ("SHN").  The President of SHN is the chairman of our Board of Directors.  The term of the agreement with SHN is through November 1, 2008 and automatically extends for one year at the end of each term unless written notice is provided by Platinum US or SHN.  SHN is engaged as a consultant to Platinum US and performs services as are reasonably requested by Platinum US.  Expenses incurred pursuant to the agreement with SHN in 2007, 2006 and 2005 were approximately $452,000, $455,000 and $359,000, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

11. Operating Segment Information

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

In managing our operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, interest expense and certain corporate expenses by segment.  The measures used by management in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments together with a reconciliation of underwriting income (loss) to income before income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total
Year ended December 31, 2007:
Net premiums written	$505,010	584,605	30,192	$1,119,807
Net premiums earned	502,291	637,856	32,941	1,173,088
Net losses and LAE	195,398	444,701	15,388	655,487
Net acquisition expenses	68,351	145,969	6,010	220,330
Other underwriting expenses	42,422	29,194	2,696	74,312
Segment underwriting income	$196,120	17,992	8,847	222,959

Net investment income				214,222
Net realized losses on investments				(2,615)
Net foreign currency exchange gains				2,775
Other expense				(5,787)
Corporate expenses not allocated to segments				(29,281)
Interest expense				(21,470)
Income before income tax expense				$380,803

Ratios:
Net loss and LAE	38.9%	69.7%	46.7%	55.9%
Net acquisition expense	13.6%	22.9%	18.2%	18.8%
Other underwriting expense	8.4%	4.6%	8.2%	6.3%
Combined	60.9%	97.2%	73.1%	81.0%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

	Property and Marine	Casualty	Finite Risk	Total
Year ended December 31, 2006:
Net premiums written	$424,929	757,675	(5,991)	$1,176,613
Net premiums earned	448,959	764,341	123,401	1,336,701
Net losses and LAE	145,900	522,815	91,887	760,602
Net acquisition expenses	70,905	188,717	26,301	285,923
Other underwriting expenses	39,887	27,022	4,387	71,296
Segment underwriting income	$192,267	25,787	826	218,880

Net investment income				187,987
Net realized gains on investments				1,090
Net foreign currency exchange gains				738
Other expense				(2,872)
Corporate expenses not allocated to segments				(24,194)
Interest expense				(21,805)
Income before income tax expense				$359,824

Ratios:
Net loss and LAE	32.5%	68.4%	74.5%	56.9%
Net acquisition expense	15.8%	24.7%	21.3%	21.4%
Other underwriting expense	8.9%	3.5%	3.6%	5.3%
Combined	57.2%	96.6%	99.4%	83.6%

Year ended December 31, 2005:
Net premiums written	$575,055	809,031	333,636	$1,717,722
Net premiums earned	569,173	789,629	355,921	1,714,723
Net losses and LAE	756,742	511,609	237,074	1,505,425
Net acquisition expenses	93,983	194,397	114,755	403,135
Other underwriting expenses	26,074	24,690	4,905	55,669
Segment underwriting income (loss)	$(307,626)	58,933	(813)	(249,506)

Net investment income				129,445
Net realized losses on investments				(3,046)
Net foreign currency exchange losses				(2,111)
Other expense				(586)
Corporate expenses not allocated to segments				(14,158)
Interest expense				(20,006)
Loss on repurchase of debt				(2,486)
Loss before income tax benefit				$(162,454)

Ratios:
Net loss and LAE	133.0%	64.8%	66.6%	87.8%
Net acquisition expense	16.5%	24.6%	32.2%	23.5%
Other underwriting expense	4.6%	3.1%	1.4%	3.2%
Combined	154.1%	92.5%	100.2%	114.5%

Corporate expenses, interest expenses, net investment income, net realized investment gains, loss on repurchase of debt and other income or expense items that are not specifically attributable to operating segments are not allocated.

The following table sets forth our net premiums written for the years ended December 31, 2007, 2006 and 2005 by geographic location of the ceding company ($ in thousands):

	2007	2006	2005
United States	$835,459	949,522	$1,449,216
International	284,348	227,091	268,506
Total	$1,119,807	1,176,613	$1,717,722

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

12. Commitments and Contingencies

Litigation

In the normal course of business, we may become involved in various claims and legal proceedings.  We are not currently aware of any pending or threatened material litigation.

Lease Commitments

Future minimum annual lease commitments under various non-cancelable operating leases for our office facilities are as follows: ($ in thousands):

Years Ending December 31,
2008	$2,912
2009	2,903
2010	2,142
2011	2,061
2012	1,934
Thereafter	967
Total	$12,919

Rent expense was $2,616,000, $2,887,000 and $2,750,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

13. Quarterly Financial Data (Unaudited)

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2007 and 2006 is unaudited.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown ($ in thousands, except per share data):

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net premiums earned	$284,848	295,918	290,310	$302,012
Net investment income	51,699	54,684	54,283	53,556
Net losses and LAE	181,913	164,431	163,923	145,220
Net acquisition expenses	48,120	56,827	51,445	63,938
Operating expenses	23,206	26,108	28,161	26,118

Net income attributable to common shareholders	70,231	88,048	88,701	99,590

Earnings per common share:
Basic	1.18	1.47	1.50	1.78
Diluted	$1.08	1.34	1.37	$1.60

Average common shares outstanding:
Basic	59,718	60,061	58,946	55,838
Diluted	67,257	67,857	66,710	63,761

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net premiums earned	$344,301	337,065	339,609	$315,726
Net investment income	43,515	45,348	48,302	50,822
Net losses and LAE	206,774	187,464	191,428	174,936
Net acquisition expenses	69,239	76,052	74,994	65,638
Operating expenses	22,988	23,392	25,348	23,762

Net income attributable to common shareholders	74,460	79,146	82,321	83,348

Earnings per common share:
Basic	1.26	1.34	1.38	1.40
Diluted	$1.16	1.24	1.28	$1.28

Average common shares outstanding:
Basic	59,097	59,224	59,537	59,621
Diluted	66,597	65,725	66,520	67,091

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

The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiary of Platinum Finance in 2008 without prior regulatory approval is approximately $24,796,000.  The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2007, including the reinsurance subsidiary of Platinum Finance, without prior regulatory approval is estimated to be approximately $398,241,000.

The tables below present condensed consolidating financial information for the years ended December 31, 2007, 2006 and 2005 of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings ($ in thousands):

 Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet December 31, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$–	6,661	3,378,563	–	$3,385,224
Investment in subsidiaries	1,958,019	504,642	306,373	(2,769,034)	–
Cash and cash equivalents	39,593	18,348	1,018,338	–	1,076,279
Reinsurance assets	–	–	517,820	–	517,820
Other assets	10,815	2,106	86,506	–	99,427
Total assets	$2,008,427	531,757	5,307,600	(2,769,034)	$5,078,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,764,299	–	$2,764,299
Debt obligations	–	250,000	–	–	250,000
Other liabilities	10,050	1,714	54,310	–	66,074
Total liabilities	10,050	251,714	2,818,609	–	3,080,373

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	538	–	6,250	(6,250)	538
Additional paid-in capital	1,338,466	193,054	1,896,161	(2,089,215)	1,338,466
Accumulated other comprehensive loss	(24,339)	(2,513)	(26,814)	29,327	(24,339)
Retained earnings	683,655	89,502	613,394	(702,896)	683,655
Total shareholders' equity	1,998,377	280,043	2,488,991	(2,769,034)	1,998,377

Total liabilities and shareholders’ equity	$2,008,427	531,757	5,307,600	(2,769,034)	$5,078,750

Condensed Consolidating Balance Sheet December 31, 2006	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$–	11,342	3,365,943	–	$3,377,285
Investment in subsidiaries	1,749,762	475,194	402,098	(2,627,054)	–
Cash and cash equivalents	106,039	39,294	706,319	–	851,652
Reinsurance assets	–	–	765,928	–	765,928
Other assets	9,296	2,374	87,032	–	98,702
Total assets	$1,865,097	528,204	5,327,320	(2,627,054)	$5,093,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,880,715	–	$2,880,715
Debt obligations	–	292,840	–	–	292,840
Other liabilities	7,036	2,024	52,891	–	61,951
Total liabilities	7,036	294,864	2,933,606	–	3,235,506

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	597	–	6,250	(6,250)	597
Additional paid-in capital	1,545,979	192,203	2,051,468	(2,243,671)	1,545,979
Accumulated other comprehensive loss	(44,289)	(9,071)	(55,012)	64,083	(44,289)
Retained earnings	355,717	50,208	391,008	(441,216)	355,717
Total shareholders' equity	1,858,061	233,340	2,393,714	(2,627,054)	1,858,061

Total liabilities and shareholders’ equity	$1,865,097	528,204	5,327,320	(2,627,054)	$5,093,567

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Consolidating Statement of Operations For the year ended December 31, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$–	–	1,173,088	–	$1,173,088
Net investment income	6,449	2,348	205,425	–	214,222
Net realized gains on investments	–	–	(2,615)	–	(2,615)
Other income (expense)	4,167	–	(9,954)	–	(5,787)
Total revenue	10,616	2,348	1,365,944	–	1,378,908
Expenses:
Net losses and loss adjustment expenses	–	–	655,487	–	655,487
Net acquisition expenses	–	–	220,330	–	220,330
Operating expenses	28,693	361	74,539	–	103,593
Net foreign currency exchange gains	–	–	(2,775)	–	(2,775)
Interest expense	–	21,470	–	–	21,470
Total expenses	28,693	21,831	947,581	–	998,105

Income (loss) before income tax expense (benefit)	(18,077)	(19,483)	418,363	–	380,803
Income tax expense (benefit)	2,400	(6,665)	28,090	–	23,825
Net income (loss) before equity in
earnings of subsidiaries	(20,477)	(12,818)	390,273	–	356,978
Equity in earnings of subsidiaries	377,455	52,111	52,115	(481,681)	–
Net income	356,978	39,293	442,388	(481,681)	356,978
Preferred dividends	10,408	–	–	–	10,408
Net income attributable to common shareholders	$346,570	39,293	442,388	(481,681)	$346,570

Consolidating Statement of Operations For the year ended December 31, 2006	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$–	–	1,336,701	–	$1,336,701
Net investment income	5,912	1,033	181,042	–	187,987
Net realized gains on investments	–	–	1,090	–	1,090
Other income (expense)	3,577	–	(6,449)	–	(2,872)
Total revenue	9,489	1,033	1,512,384	–	1,522,906
Expenses:
Net losses and loss adjustment expenses	–	–	760,602	–	760,602
Net acquisition expenses	–	–	285,923	–	285,923
Operating expenses	23,803	544	71,143	–	95,490
Net foreign currency exchange gains	–	–	(738)	–	(738)
Interest expense	–	21,803	2	–	21,805
Total expenses	23,803	22,347	1,116,932	–	1,163,082

Income (loss) before income tax expense (benefit)	(14,314)	(21,314)	395,452	–	359,824
Income tax expense (benefit)	–	(7,444)	37,611	–	30,167
Net income (loss) before equity in
earnings of subsidiaries	(14,314)	(13,870)	357,841	–	329,657
Equity in earnings of subsidiaries	343,971	64,741	61,473	(470,185)	–
Net income (loss)	329,657	50,871	419,314	(470,185)	329,657
Preferred dividends	10,382	–	–	–	10,382
Net income attributable to common shareholders	$319,275	50,871	419,314	(470,185)	$319,275

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Consolidating Statement of Operations For the year ended December 31, 2005	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$–	–	1,714,723	–	$1,714,723
Net investment income	1,724	937	126,867	(83)	129,445
Net realized losses on investments	–	(15)	(3,031)	–	(3,046)
Other income (expense)	7,036	–	(7,622)	–	(586)
Total revenue	8,760	922	1,830,937	(83)	1,840,536
Expenses:
Net losses and loss adjustment expenses	–	–	1,505,425	–	1,505,425
Net acquisition expenses	–	–	407,680	(4,545)	403,135
Operating expenses	13,393	635	51,337	4,462	69,827
Net foreign currency exchange losses	2	–	2,109	–	2111
Interest expense	71	19,935	–	–	20,006
Loss on repurchase of debt	–	2,486	–	–	2,486
Total expenses	13,466	23,056	1,966,551	(83)	2,002,990

Loss before income tax benefit	(4,706)	(22,134)	(135,614)	–	(162,454)
Income tax benefit	–	(7,746)	(17,221)	–	(24,967)
Net loss before equity in
earnings of subsidiaries	(4,706)	(14,388)	(118,393)	–	(137,487)
Equity in earnings of subsidiaries	(132,781)	(27,557)	(62,160)	222,498	–
Net loss	(137,487)	(41,945)	(180,553)	222,498	(137,487)
Preferred dividends	737	–	–	–	737
Net loss attributable to common shareholders	$(138,224)	(41,945)	(180,553)	222,498	$(138,224)

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(10,170)	(12,889)	466,621	–	$443,562
Investing Activities:
Proceeds from sale of available-for-sale securities	–	4,708	243,633	–	248,341
Proceeds from maturity or paydown of available-for-sale securities	–	76	1,453,611	–	1,453,687
Acquisition of available-for-sale securities	–	–	(1,650,626)	–	(1,650,626)
Proceeds from sale of other invested asset	–	–	4,745	–	4,745
Increase in short-term investments	–	–	14,035	–	14,035
Dividends from subsidiaries	190,000	30,000	–	(220,000)	–
Net cash provided by (used in) investing activities	190,000	34,784	65,398	(220,000)	70,182

Financing Activities:
Dividends paid to preferred shareholders	(10,408)	–	–	–	(10,408)
Dividends paid to common shareholders	(18,632)	–	(220,000)	220,000	(18,632)
Proceeds from exercise of share options	23,435	–	–	–	23,435
Purchase of common shares	(240,672)	–	–	–	(240,672)
Repayment of debt obligations		(42,840)	–		(42,840)
Net cash used in financing activities	(246,277)	(42,840)	(220,000)	220,000	(289,117)
Net increase (decrease) in cash and cash equivalents	(66,447)	(20,945)	312,019	–	224,627
Cash and cash equivalents at beginning of period	106,039	39,294	706,319	–	851,652
Cash and cash equivalents at end of period	$39,592	18,349	1,018,338	–	$1,076,279

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2006	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(9,650)	(6,483)	542,934	–	$526,801
Investing Activities:
Proceeds from sale of available-for-sale securities	–	1,564	346,578	–	348,142
Proceeds from maturity or paydown of available-for-sale securities	–	–	270,939	–	270,939
Acquisition of available-for-sale securities	–	(498)	(1,082,784)	–	(1,083,282)
Dividends from subsidiaries	1,600	40,000	–	(41,600)	–
Increase in short-term investments	–	–	(15,822)	–	(15,822)
Contributions to subsidiaries	–	(300)		300	–
Net cash provided by (used in) investing activities	1,600	40,766	(481,089)	(41,300)	(480,023)

Financing Activities:
Dividends paid to common shareholders	(19,029)	–	(41,600)	41,600	(19,029)
Dividends paid to preferred shareholders	(9,818)	–	–	–	(9,818)
Proceeds from exercise of share options	12,975	–	–	–	12,975
Capital contribution from parent	–	–	300	(300)	–
Net cash used in financing activities	(15,872)	–	(41,300)	41,300	(15,872)
Net increase (decrease) in cash and cash equivalents	(23,992)	34,283	20,545	–	30,906
Cash and cash equivalents at beginning of year	129,962	5,010	685,774	–	820,746
Cash and cash equivalents at end of year	$106,040	39,293	706,319	–	$851,652

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2005	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(4,999)	(16,340)	619,013	–	$597,674
Investing Activities:
Proceeds from sale of available-for-sale securities	–	3,026	888,773	–	891,799
Proceeds from maturity or paydown of available-for-sale securities	–	439	97,492	–	97,931
Proceeds from sale of subsidiary shares	–	–	193,000	(193,000)	–
Purchase of subsidiary shares	–	–	(139,902)	139,902	–
Acquisition of available-for-sale securities	–	(12,347)	(1,699,158)	–	(1,711,505)
Dividends from subsidiaries	17,000	–	–	(17,000)	–
Decrease in short-term investments	–	–	(8,793)	–	(8,793)
Contributions to subsidiaries	(477,500)	(75,100)	–	552,600	–
Net cash used in investing activities	(460,500)	(83,982)	(668,588)	482,502	(730,568)

Financing Activities:
Dividends paid to shareholders	(14,775)	–	(17,000)	17,000	(14,775)
Proceeds from exercise of share options	15,026	–	–	–	15,026
Proceeds from issuance of common shares	425,757	139,902	–	(139,902)	425,757
Proceeds from issuance of debt	–	246,900	–	–	246,900
Proceeds from issuance of preferred shares	167,509	–	–	–	167,509
Capital contribution from parent	–	–	552,600	(552,600)	–
Purchase of common shares	–	(193,000)	–	193,000	–
Repurchase of debt obligations	–	(96,674)	–	–	(96,674)
Net cash provided by financing activities	593,517	97,128	535,600	(482,502)	743,743
Net increase (decrease) in cash and cash equivalents	128,018	(3,194)	486,025	–	610,849
Cash and cash equivalents at beginning of year	1,944	8,204	199,749	–	209,897
Cash and cash equivalents at end of year	$129,962	5,010	685,774	–	$820,746

Platinum Underwriters Holdings, Ltd. and Subsidiaries

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided elsewhere in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

Under date of February 28, 2008, we reported on the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the December 31, 2007 annual report on Form 10-K.  Our report refers to a change in the method of accounting for share-based payments in 2006.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-8 of the Form 10-K.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 28, 2008

SCHEDULE I

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
As of December 31, 2007
($ in thousands)

	Cost*	Fair Value	Amount at which shown in Balance Sheet

Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$159,834	160,800	$160,800
State, municipalities and political subdivisions	232,494	233,245	233,245
Foreign governments	175,629	174,552	174,552
Foreign corporate	174,463	172,302	172,302
Public utilities	113,940	113,231	113,231
All other corporate	2,496,711	2,479,016	2,479,016
Total bonds	3,353,071	3,333,146	3,333,146
Redeemable preferred stock	32,861	28,595	28,595
Total fixed maturities	3,385,932	3,361,741	3,361,741
Preferred stock	12,246	9,607	9,607
Other long term investments	–	–	–
Short-term investments	13,871	13,876	13,876
Total investments	$3,412,049	3,385,224	$3,385,224

*Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums and discounts.

SCHEDULE II

Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Balance Sheets
December 31, 2007 and 2006
($ in thousands, except share data)

	2007	2006
ASSETS
Investments in affiliates	$1,958,019	$1,749,762
Cash	39,593	106,039
Other assets	10,814	9,296
Total assets	$2,008,426	$1,865,097

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accrued expenses and other liabilities	$10,049	$7,036
Total liabilities	10,049	7,036

Shareholders' equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 53,779,914 and 59,671,959 shares issued and outstanding, respectively	538	597
Additional paid-in capital	1,338,466	1,545,979
Unearned share grant compensation	–	–
Accumulated other comprehensive income (loss)	(24,339)	(44,289)
Retained earnings	683,655	355,717
Total shareholders' equity	1,998,377	1,858,061
Total liabilities and shareholders' equity	$2,008,426	$1,865,097

SCHEDULE II, continued

Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2007, 2006 and 2005
($ in thousands)

	2007	2006	2005
Revenues:
Net investment income	$6,449	5,912	$1,724
Other income	4,167	3,577	7,036
	10,616	9,489	8,760
Expenses:
Interest expenses	–	–	71
Operating expenses	28,693	23,803	13,395
Total expenses	28,693	23,803	13,466

Loss before income taxes	(18,077)	(14,314)	(4,706)
Income tax expense	2,400	–	–
Net loss before equity in earnings of affiliate	(20,477)	(14,314)	(4,706)
Equity in earnings (loss) of affiliates	377,455	343,971	(132,781)
Net income (loss) before preferred dividends	356,978	329,657	(137,487)
Preferred dividends	10,408	10,382	737
Net income (loss) attributable to common shareholders	$346,570	319,275	$(138,224)

SCHEDULE II, continued

Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005
($ in thousands)

	2007	2006	2005
Operating Activities:
Net loss before equity in earnings of affiliates	$(20,477)	(14,314)	$(4,706)
Adjustments to reconcile net income to net cash provided in operations:
Share based compensation	4,895	3,552	2,313
Depreciation and amortization	269	129	129
Other, net	5,144	983	(2,735)
Net cash used in operating activities	(10,169)	(9,650)	(4,999)

Investing Activities:
Dividends and distributions from subsidiaries	190,000	1,600	17,000
Contributions to subsidiaries	–	–	(477,500)
Net cash provided by (used in) investing activities	190,000	1,600	(460,500)

Financing Activities:
Dividends paid to preferred shareholders	(10,408)	(9,818)	–
Dividends paid to common shareholders	(18,632)	(19,029)	(14,775)
Proceeds from exercise of share options	23,435	12,974	15,026
Net proceeds from issuance of common shares	–	–	425,757
Net proceeds from issuance of preferred shares	–	–	167,509
Purchase of common shares	(240,672)	–	–
Net cash (used in) provided by financing activities	(246,277)	(15,873)	593,517
Net increase (decrease) in cash and cash equivalents	(66,446)	(23,923)	128,018
Cash and cash equivalents at beginning of year	106,039	129,962	1,944
Cash and cash equivalents at end of year	$39,593	106,039	$129,962

SCHEDULE III

Platinum Underwriters Holdings, Ltd.
Supplementary Insurance Information
($ in thousands)

Period	Deferred policy acquisition costs	Net unpaid losses and loss adjustment expenses	Net unearned premiums	Other policy claims and benefits payable	Net earned premium	Net investment income	Net losses and loss adjustment expenses incurred	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums

Year ended December 31, 2007:
Property and Marine	$10,779	432,268	50,002		502,291		195,398	46,330		$505,010
Casualty	59,393	1,700,597	237,752		637,856		444,701	113,916		584,605
Finite Risk	336	209,320	1,375		32,941		15,388	3,809		30,192
Total	70,508	2,342,185	289,129	–	1,173,088	214,222	655,487	164,055	29,281	1,119,807

Year ended December 31, 2006:
Property and Marine	9,969	537,794	46,022		448,959		145,900	47,183		424,929
Casualty	72,641	1,467,879	289,966		764,341		522,815	114,880		757,675
Finite Risk	–	320,554	4,124		123,401		91,887	58,695		(5,991)
Total	82,610	2,326,227	340,112	–	1,336,701	187,987	760,602	220,758	24,194	1,176,613

Year ended December 31, 2005:
Property and Marine	14,357	816,328	66,741		569,173		756,742	70,005		575,055
Casualty	73,622	1,107,316	292,513		789,629		511,609	140,758		809,031
Finite Risk	42,821	345,011	134,865		355,921		237,074	88,797		333,636
Total	$130,800	2,268,655	494,119	–	1,714,723	129,455	1,505,425	299,560	14,158	$1,717,722

SCHEDULE IV

Platinum Underwriters Holdings, Ltd.
Reinsurance
($ in thousands)

Description		Direct Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net

Property and liability premiums written:
Year ended December 31, 2007:	4
Property and Marine		–	$22,132	527,142	$505,010	104.4%
Casualty		–	306	584,911	584,605	100.1%
Finite Risk		–	(1,942)	28,250	30,192	93.6%
Total		–	20,496	1,140,303	1,119,807	101.8%

Year ended December 31, 2006:	11
Property and Marine		–	89,387	514,316	424,929	121.0%
Casualty		–	74	757,749	757,675	100.0%
Finite Risk		–	9,126	3,135	(5,991)	(52.3%)
Total		–	98,587	1,275,200	1,176,613	108.4%

Year ended December 31, 2005:	18
Property and Marine		–	21,521	596,576	575,055	103.7%
Casualty		–	133	809,164	809,031	100.0%
Finite Risk		–	25,779	359,415	333,636	107.7%
Total		–	$47,433	1,765,155	$1,717,722	102.8%