Form 10-Q
period 2008-03-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2008-04-30
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "accelerated filer”, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes   No X_

As of April 15, 2008, there were outstanding 48,923,952 common shares, par value $0.01 per share, of the registrant.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	March 31, 2008	December 31, 2007
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,061,191 and $3,214,981, respectively)	$3,036,179	$3,191,923
Fixed maturity trading securities at fair value (amortized cost – $167,264 and $170,952, respectively)	169,021	169,818
Preferred stocks (cost – $12,246 and $12,246, respectively)	10,066	9,607
Short-term investments	135,418	13,876
Total investments	3,350,684	3,385,224
Cash and cash equivalents	1,034,344	1,076,279
Accrued investment income	29,097	34,696
Reinsurance premiums receivable	304,240	244,360
Reinsurance recoverable on ceded losses and loss adjustment expenses	22,074	27,979
Prepaid reinsurance premiums	8,446	9,369
Funds held by ceding companies	165,023	165,604
Deferred acquisition costs	68,084	70,508
Deferred tax assets	43,346	43,342
Other assets	18,318	21,389
Total assets	$5,043,656	$5,078,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,410,227	$2,361,038
Unearned premiums	293,148	298,498
Debt obligations	250,000	250,000
Ceded premiums payable	130	4,559
Commissions payable	111,908	100,204
Other liabilities	49,135	66,074
Total liabilities	3,114,548	3,080,373

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 48,923,952 and 53,779,914 shares issued and outstanding, respectively	489	538
Additional paid-in capital	1,174,952	1,338,466
Accumulated other comprehensive loss	(28,460)	(24,339)
Retained earnings	782,070	683,655
Total shareholders' equity	1,929,108	1,998,377

Total liabilities and shareholders' equity	$5,043,656	$5,078,750

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2008 and 2007
($ in thousands, except per share data)

	2008	2007
Revenue:
Net premiums earned	$301,851	$284,848
Net investment income	49,062	51,699
Net realized gains (losses) on investments	45	(18)
Other income (expense)	2,021	(780)
Total revenue	352,979	335,749

Expenses:
Net losses and loss adjustment expenses	160,203	181,913
Net acquisition expenses	60,542	48,120
Operating expenses	21,690	23,206
Net foreign currency exchange gains	(4,869)	(42)
Interest expense	4,750	5,455
Total expenses	242,316	258,652

Income before income tax expense	110,663	77,097
Income tax expense	5,492	4,264
Net income	105,171	72,833
Preferred dividends	2,602	2,602
Net income attributable to common shareholders	$102,569	$70,231

Earnings per share:
Basic earnings per share	$1.97	$1.18
Diluted earnings per share	$1.76	$1.08

Comprehensive income:
Net income	$105,171	$72,833
Other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	(4,121)	9,429
Cumulative translation adjustments, net of deferred taxes	–	(44)
Comprehensive income	$101,050	$82,218

Shareholder dividends:
Preferred dividends declared	$2,602	$2,602
Preferred dividends declared per share	0.45	0.45
Common dividends declared	4,154	4,784
Common dividends declared per share	$0.08	$0.08

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2008 and 2007
($ in thousands)

	2008	2007
Preferred shares:
Balances at beginning and end of periods	$57	$57

Common shares:
Balances at beginning of period	538	597
Exercise of common share options	–	1
Issuance of common shares	1	–
Purchase of common shares	(50)	–
Balances at end of period	489	598

Additional paid-in-capital:
Balances at beginning of period	1,338,466	1,545,979
Exercise of common share options	–	2,991
Issuance of common shares	1,647	–
Share based compensation	3,027	1,398
Settlement of equity awards	(296)	–
Purchase of common shares	(167,892)	–
Balances at end of period	1,174,952	1,550,368

Accumulated other comprehensive loss:
Balances at beginning of period	(24,339)	(44,289)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	(4,121)	9,429
Net change in cumulative translation adjustments, net of deferred tax	–	(44)
Balances at end of period	(28,460)	(34,904)

Retained earnings:
Balances at beginning of period	683,655	355,717
Net income	105,171	72,833
Preferred share dividends	(2,602)	(2,602)
Common share dividends	(4,154)	(4,784)
Balances at end of period	782,070	421,164

Total shareholders’ equity	$1,929,108	$1,937,283

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2008 and 2007
($ in thousands)
	2008	2007
Operating Activities:
Net income	$105,171	$72,833
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	2,136	3,586
Net realized (gains) losses on investments	(45)	18
Net foreign currency exchange gains	(4,869)	(42)
Share based compensation	3,053	1,398
Deferred income tax expense	(2,625)	(3,411)
Trading securities activities	7,554	2,230
Changes in assets and liabilities:
Decrease in accrued investment income	5,599	85
(Increase) decrease in reinsurance premiums receivable	(55,773)	13,221
Decrease in funds held by ceding companies	581	3,180
(Increase) decrease in deferred acquisition costs	2,424	(1,928)
Increase in net unpaid losses and loss adjustment expenses	46,339	49,136
Increase (decrease) in net unearned premiums	(4,427)	14,310
Decrease in ceded premiums payable	(4,429)	(11,542)
Increase (decrease) in commissions payable	11,704	(6,086)
Net changes in other assets and liabilities	(10,071)	(17,826)
Other net	2,512	384
Net cash provided by operating activities	104,834	119,546

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	6,177	–
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	442,368	271,035
Acquisition of available-for-sale fixed maturity securities	(299,553)	(457,939)
Proceeds from sale of other invested asset	–	4,745
Net change in short-term investments	(121,064)	19,006
Net cash provided by (used in) investing activities	27,928	(163,153)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	(2,602)
Dividends paid to common shareholders	(4,154)	(4,784)
Proceeds from exercise of share options	–	2,993
Purchase of common shares	(167,941)	–
Net cash used in financing activities	(174,697)	(4,393)
Net decrease in cash and cash equivalents	(41,935)	(48,000)

Cash and cash equivalents at beginning of period	1,076,279	851,652
	-
Cash and cash equivalents at end of period	$1,034,344	$803,652

Supplemental disclosures of cash flow information:
Income taxes paid	$2,125	$20
Interest paid	$–	$–

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2008 and 2007

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

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of Platinum Holdings and its consolidated subsidiaries, including Platinum Bermuda, Platinum US, Platinum UK, Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings ("Platinum Regency"), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  All material inter-company transactions have been eliminated in preparing these condensed consolidated financial statements.  The condensed consolidated financial statements included in this report as of and for the three months ended March 31, 2008 and 2007 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Recently Effective Accounting Standards

In February 2007, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items.  Most provisions of SFAS 159 are elective.  Entities electing the fair value measurement attributes of SFAS 159 are required to recognize changes in fair values in earnings and to expense upfront costs and fees associated with the items for which the fair values option is elected.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We have not applied the fair value measurement attributes of SFAS 159 to any financial assets or liabilities, and therefore our adoption of SFAS 159 as of January 1, 2008 did not have an effect on our financial condition or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS 161").  SFAS 161 amends and expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” about an entity’s derivative and hedging activities and how these activities affect an entity’s financial position, financial performance and cash flows, thereby improving the transparency of financial reporting.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are currently evaluating the impact that SFAS 161 may have, if any, on our consolidated financial statements.

2. Investments

Investments classified as available-for-sale are carried at fair value as of the balance sheet date.  Net changes in unrealized investment gains and losses on available-for-sale securities, net of deferred taxes, for the three months ended March 31, 2008 and 2007 were as follows ($ in thousands):

	2008	2007
Net change in fair value	$(1,501)	$10,808
Deferred taxes	(2,620)	(1,379)
Net change in unrealized investment gains and losses	$(4,121)	$9,429

Gross unrealized gains and losses on available-for-sale securities as of March 31, 2008 were $34,987,000 and $62,179,000, respectively.  As of March 31, 2008 there were a total of 267 issues in an unrealized loss position in our investment portfolio, with the single largest unrealized loss being an asset-backed security with an unrealized loss of $4,210,000.  Corporate, mortgage-backed and asset-backed securities represent the largest categories within our available-for-sale portfolio and consequently accounted for the greatest amount of our overall unrealized loss as of March 31, 2008.  Investment holdings within our corporate portfolio were diversified across approximately 30 industry sectors, ranging from aerospace to telecommunications, and within each sector across many individual issuers and issues.  As of March 31, 2008 there were 104 corporate issues in an unrealized loss position, with the single largest unrealized loss being $996,000.  Investment holdings within the mortgage-backed and asset-backed portfolio were diversified across a number of sub-categories.  As of March 31, 2008 there were 142 issues within the mortgage-backed and asset-backed portfolio in an unrealized loss position.

The unrealized losses on securities classified as available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2008, were as follows ($ in thousands):

	Fair Value	Unrealized Loss

Less than twelve months:
U.S. Government	$–	$–
Corporate bonds	207,474	5,861
Mortgage-backed and asset-backed securities	424,815	20,661
Municipal bonds	44,785	587
Foreign governments and states	3,013	2
Preferred stocks	970	30
Total	$681,057	$27,141

Twelve months or more:
U.S. Government	$2,659	$9
Corporate bonds	164,689	12,589
Mortgage-backed and asset-backed securities	271,698	19,903
Municipal bonds	8,179	387
Foreign governments and states	–	–
Preferred stocks	9,096	2,150
Total	$456,321	$35,038

Total unrealized losses:
U.S. Government	$2,659	$9
Corporate bonds	372,163	18,450
Mortgage-backed and asset-backed securities	696,513	40,564
Municipal bonds	52,964	974
Foreign governments and states	3,013	2
Preferred stocks	10,066	2,180
Total	$1,137,378	$62,179

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or were the result of "other-than-temporary impairments."  The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors.  These factors include, but are not limited to:  the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, the collateral structure and the credit support that may be applicable to mortgage-backed and asset-backed securities.  We also consider our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss, which is based, in part, on current and anticipated future positive net cash flows from operations that generate sufficient liquidity in order to meet our obligations.  If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security and record a realized loss in the consolidated statement of operations.

Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements” ("SFAS 157") as of January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with U.S. GAAP.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3).  The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

We utilize established independent pricing services in valuing our portfolio of fixed maturities and preferred stocks.  We consider prices for actively traded treasury securities and exchange traded preferred stocks to be based on quoted prices in active markets for identical assets (Level 1 as defined by SFAS 157).  The values of our other fixed maturities, which generally include mortgage-backed and asset-backed securities, corporate bonds, municipal bonds, U.S. government-sponsored enterprises, foreign governments and states, are priced by independent pricing vendors, index providers, or broker-dealers who derive fair values for those assets from observable inputs (Level 2 as defined by SFAS 157).  The observable inputs used in standard market valuation pricing models may include but are not limited to: credit ratings, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates.  Our derivative instruments, which are included in other assets in the consolidated balance sheet, are priced at fair value using unobservable inputs through the application of our own assumptions and internal valuation pricing models (Level 3 as defined by SFAS 157).

The following table presents the fair value measurement levels for all assets and liabilities which the Company has recorded at fair value as of March 31, 2008 ($ in thousands):

		Fair Value Measurement at Reporting Date Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity available-for-sale securities	$3,036,179	112,197	2,923,982	$–
Fixed maturity trading securities	169,021	54,658	114,363	–
Preferred stocks	10,066	7,125	2,941	–
Short-term investments	135,418	34,931	100,487	–
Derivative instruments	5,950	–	–	5,950
Total	$3,356,634	208,911	3,141,773	$5,950

The following table presents the reconciliation of the beginning and ending fair value measurements of our Level 3 assets, consisting of derivative instruments, measured at fair value using significant unobservable inputs ($ in thousands):

Beginning balance at January 1, 2008	$–
Purchases, issuances, and settlements	6,760
Total realized losses included in earnings	(810)
Ending balance at March 31, 2008	5,950

Losses for the period attributable to the change in realized losses relating to assets still held	$(810)

Realized losses of $810,000 have been included in earnings for the period ended March 31, 2008 and are reported in other income (expense) in the consolidated statement of operations.

3. Earnings Per Share

The following is a calculation of the basic and diluted earnings per common share for the three months ended March 31, 2008 and 2007 (in thousands, except per share data):

	Net Income	Weighted Average Common Shares Outstanding	Earnings Per Common Share

Three Months Ended March 31, 2008:
Basic earnings per share:
Net income attributable to common shareholders	$102,569	52,104	$1.97
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,662
Conversion of preferred shares	–	5,108
Preferred share dividends	2,602	–
Adjusted net income for diluted earnings per share	$105,171	59,874	$1.76

Three Months Ended March 31, 2007:
Basic earnings per share:
Net income attributable to common shareholders	$70,231	59,718	$1.18
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	1,965
Conversion of preferred shares	–	5,574
Preferred share dividends	2,602	–
Adjusted net income for diluted earnings per share	$72,833	67,257	$1.08

4. Operating Segment Information

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets, including property reinsurance, crop reinsurance and marine and aviation reinsurance.  The Property and Marine operating segment includes reinsurance contracts that are either catastrophe excess-of-loss, per-risk excess-of-loss or proportional contracts.  The Casualty operating segment includes principally reinsurance contracts that cover umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health.  The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our downside risk, reinsurance contracts that we classify as finite risk provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products.  The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.

In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses.  Total underwriting income is reconciled to income before income tax expense.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the operating segments, together with a reconciliation of total underwriting income to income before income tax expense, for the three months ended March 31, 2008 and 2007 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

Three months ended March 31, 2008:
Net premiums written	$168,817	125,576	1,878	$296,271
Net premiums earned	153,390	147,495	966	301,851
Net losses and loss adjustment expenses	62,039	99,393	(1,229)	160,203
Net acquisition expenses	20,654	37,488	2,400	60,542
Other underwriting expenses	8,596	6,795	310	15,701
Segment underwriting income (loss)	$62,101	3,819	(515)	65,405

Net investment income				49,062
Net realized gains on investments				45
Net foreign currency exchange gains				4,869
Other income				2,021
Corporate expenses not allocated to segments				(5,989)
Interest expense				(4,750)
Income before income tax expense				$110,663

Ratios:
Net loss and loss adjustment expense	40.4%	67.4%	(127.2%)	53.1%
Net acquisition expense	13.5%	25.4%	248.4%	20.1%
Other underwriting expense	5.6%	4.6%	32.1%	5.2%
Combined	59.5%	97.4%	153.3%	78.4%

Three months ended March 31, 2007:
Net premiums written	$137,654	152,183	9,080	$298,917
Net premiums earned	119,710	154,019	11,119	284,848
Net losses and loss adjustment expenses	62,627	112,382	6,904	181,913
Net acquisition expenses	15,935	32,035	150	48,120
Other underwriting expenses	10,028	6,717	1,034	17,779
Segment underwriting income	$31,120	2,885	3,031	37,036

Net investment income				51,699
Net realized losses on investments				(18)
Net foreign currency exchange gains				42
Other expense				(780)
Corporate expenses not allocated to segments				(5,427)
Interest expense				(5,455)
Income before income tax expense				$77,097

Ratios:
Net loss and loss adjustment expense	52.3%	73.0%	62.1%	63.9%
Net acquisition expense	13.3%	20.8%	1.3%	16.9%
Other underwriting expense	8.4%	4.4%	9.3%	6.2%
Combined	74.0%	98.2%	72.7%	87.0%

5. Income Taxes

We provide for income tax expense based upon income reported in the condensed consolidated financial statements and the provisions of currently enacted tax laws.  Platinum Holdings and Platinum Bermuda are incorporated in Bermuda.  Under current Bermuda law, profits of Platinum Holdings and Platinum Bermuda are not taxed on any Bermuda income or capital gains and they have received an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016.  We also have subsidiaries in the United States, United Kingdom and Ireland that are subject to the tax laws thereof.  The income tax returns of our U.S. based subsidiaries that remain open to examination are for calendar years 2003 and forward and tax year 2003 and 2004 are currently under examination.

A reconciliation of expected income tax expense, computed by applying a 35% income tax rate to income before income taxes, to actual income tax expense for the three months ended March 31, 2008 and 2007 was as follows ($ in thousands):

	2008	2007
Expected income tax expense at 35%	$38,732	$26,984
Effect of foreign income subject to tax at rates other than 35%	(32,704)	(22,235)
Tax exempt investment income	(454)	(389)
Other, net	(82)	(96)
Income tax expense	$5,492	$4,264

6. Condensed Consolidating Financial Information

Platinum Finance is a U.S. based intermediate holding company of Platinum US and a wholly owned subsidiary of Platinum Regency.  The outstanding Series B 7.5% Notes, due June 1, 2017, issued by Platinum Finance are fully and unconditionally guaranteed by Platinum Holdings.  The Series B 6.371% Remarketed Senior Guaranteed Notes that were issued by Platinum Finance and were due and fully repaid on November 16, 2007, were also fully and unconditionally guaranteed by Platinum Holdings.

The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by Platinum US to Platinum Finance in 2008 without prior regulatory approval is estimated to be approximately $24,796,000.  The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2008, including Platinum US, without prior regulatory approval is estimated to be approximately $398,241,000.  During the three months ended March 31, 2008 a dividend of $180,000,000 was paid by Platinum Bermuda to Platinum Holdings.

The tables below present condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 ($ in thousands):

Condensed Consolidating Balance Sheet March 31, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	6,626	3,344,058	–	$3,350,684
Investment in subsidiaries	1,883,867	522,967	322,241	(2,729,075)	–
Cash and cash equivalents	36,902	18,488	978,954	–	1,034,344
Reinsurance assets	–	–	567,867	–	567,867
Other assets	12,946	3,116	74,699	–	90,761
Total assets	$1,933,715	551,197	5,287,819	(2,729,075)	$5,043,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,815,413	–	$2,815,413
Debt obligations	–	250,000	–	–	250,000
Other liabilities	4,607	5,934	38,594	–	49,135
Total liabilities	4,607	255,934	2,854,007	–	3,114,548

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	489	–	6,250	(6,250)	489
Additional paid-in capital	1,174,952	193,054	1,896,161	(2,089,215)	1,174,952
Accumulated other comprehensive income (loss)	(28,460)	2,355	(26,081)	23,726	(28,460)
Retained earnings	782,070	99,854	557,482	(657,336)	782,070
Total shareholders' equity	1,929,108	295,263	2,433,812	(2,729,075)	1,929,108

Total liabilities and shareholders’ equity	$1,933,715	551,197	5,287,819	(2,729,075)	$5,043,656

Condensed Consolidating Balance Sheet December 31, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	6,661	3,378,563	–	$3,385,224
Investment in subsidiaries	1,958,019	504,642	306,373	(2,769,034)	–
Cash and cash equivalents	39,593	18,348	1,018,338	–	1,076,279
Reinsurance assets	–	–	517,820	–	517,820
Other assets	10,815	2,106	86,506	–	99,427
Total assets	$2,008,427	531,757	5,307,600	(2,769,034)	$5,078,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,764,299	–	$2,764,299
Debt obligations	–	250,000	–	–	250,000
Other liabilities	10,050	1,714	54,310	–	66,074

Total liabilities	10,050	251,714	2,818,609	–	3,080,373

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	538	–	6,250	(6,250)	538
Additional paid-in capital	1,338,466	193,054	1,896,161	(2,089,215)	1,338,466
Accumulated other comprehensive loss	(24,339)	(2,513)	(26,814)	29,327	(24,339)
Retained earnings	683,655	89,502	613,394	(702,896)	683,655
Total shareholders' equity	1,998,377	280,043	2,488,991	(2,769,034)	1,998,377

Total liabilities and shareholders’ equity	$2,008,427	531,757	5,307,600	(2,769,034)	$5,078,750

Consolidating Statement of Operations For the Three Months Ended March 31, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	301,851	–	$301,851
Net investment income	600	225	48,237	–	49,062
Net realized gains on investments	–	3	42	–	45
Other income, net	449	–	1,572	–	2,021
Total revenue	1,049	228	351,702	–	352,979
Expenses:
Net losses and loss adjustment expenses	–	–	160,203	–	160,203
Net acquisition expenses	–	–	60,542	–	60,542
Operating expenses	5,849	100	15,741	–	21,690
Net foreign currency exchange gains	–	–	(4,869)	–	(4,869)
Interest expense	–	4,750	–	–	4,750
Total expenses	5,849	4,850	231,617	–	242,316

Income (loss) before income tax expense (benefit)	(4,800)	(4,622)	120,085	–	110,663

Income tax expense (benefit)	–	(1,508)	7,000	–	5,492

Income (loss) before equity in earnings of subsidiaries	(4,800)	(3,114)	113,085	–	105,171
Equity in earnings of subsidiaries	109,971	13,465	11,007	(134,443)	–

Net income	105,171	10,351	124,092	(134,443)	105,171
Preferred dividends	(2,602)	–	–	–	(2,602)
Net income attributable to common shareholders	$102,569	10,351	124,092	(134,443)	$102,569

Consolidating Statement of Operations For the Three Months Ended March 31, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	284,848	–	$284,848
Net investment income	1,358	638	49,703	–	51,699
Net realized losses on investments	–	–	(18)	–	(18)
Other expense, net	(170)	–	(610)	–	(780)
Total revenue	1,188	638	333,923	–	335,749
Expenses:
Net losses and loss adjustment expenses	–	–	181,913	–	181,913
Net acquisition expenses	–	–	48,120	–	48,120
Operating expenses	5,311	96	17,799	–	23,206
Net foreign currency exchange gains	–	–	(42)	–	(42)
Interest expense	–	5,455	–	–	5,455
Total expenses	5,311	5,551	247,790	–	258,652

Income (loss) before income tax expense (benefit)	(4,123)	(4,913)	86,133	–	77,097

Income tax expense (benefit)	–	(2,182)	6,446	–	4,264

Income (loss) before equity in earnings of subsidiaries	(4,123)	(2,731)	79,687	–	72,833
Equity in earnings of subsidiaries	76,956	9,655	9,470	(96,081)	–

Net income	72,833	6,924	89,157	(96,081)	72,833
Preferred dividends	(2,602)	–	–	–	(2,602)
Net income attributable to common shareholders	$70,231	6,924	89,157	(96,081)	$70,231

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(7,993)	94	112,733	–	$104,834

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	–	45	6,132	–	6,177
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	–	–	442,368	–	442,368
Acquisition of available-for-sale fixed maturities	–	–	(299,553)	–	(299,553)
Proceeds from sale of other invested asset	–	–	–	–	–
Increase in short-term investments	–	–	(121,064)	–	(121,064)
Dividends from subsidiaries	180,000	–	–	(180,000)	–
Net cash provided by investing activities	180,000	45	27,883	(180,000)	27,928

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	–		–	(2,602)
Dividends paid to common shareholders	(4,154)	–	(180,000)	180,000	(4,154)
Proceeds from exercise of share options	–	–	–	–	–
Purchase of common shares	(167,941)	–	–	–	(167,941)
Net cash used in financing activities	(174,697)	–	(180,000)	180,000	(174,697)

Net increase (decrease) in cash and cash equivalents	(2,690)	139	(39,384)	–	(41,935)

Cash and cash equivalents at beginning of period	39,592	18,349	1,018,338	–	1,076,279

Cash and cash equivalents at end of period	$36,902	18,488	978,954	–	$1,034,344

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(3,906)	577	122,875	–	$119,546

Investing Activities:
Proceeds from maturity or paydown of available-for-sale fixed maturities	–	599	270,436	–	271,035
Acquisition of available-for-sale fixed maturities	–	–	(457,939)	–	(457,939)
Proceeds from sale of other invested asset	–	–	4,745	–	4,745
Increase in short-term investments	–	–	19,006	–	19,006
Net cash provided by (used in) investing activities	–	599	(163,752)	–	(163,153)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	–	–	–	(2,602)
Dividends paid to common shareholders	(4,784)	–	–	–	(4,784)
Proceeds from exercise of share options	2,993	–	–	–	2,993
Net cash used in financing activities	(4,393)	–	–	–	(4,393)

Net increase (decrease) in cash and cash equivalents	(8,299)	1,176	(40,877)	–	(48,000)

Cash and cash equivalents at beginning of period	106,039	39,294	706,319	–	851,652

Cash and cash equivalents at end of period	$97,740	40,470	665,442	–	$803,652

7. Company Share Repurchase

On August 4, 2004 our Board of Directors established a program to repurchase our common shares.  On July 26, 2007 our Board of Directors approved an increase in the then existing repurchase program to result in authority as of such date to repurchase up to a total of $250,000,000 of our common shares.  After repurchases of our common shares, on each of October 25, 2007, February 21, 2008 and April 23, 2008, our Board of Directors approved additional increases in the repurchase program to result in authority as of such dates to repurchase up to a total of $250,000,000 of our common shares.  During the three months ended March 31, 2008, the Company repurchased 4,926,992 of its common shares in the open market at an aggregate cost of $167,941,000 and a weighted average cost of $34.09 per share.  The common shares we repurchased were canceled.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Business Overview

Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda holding company organized in 2002.  Platinum Holdings and its subsidiaries (collectively, the "Company") operate through two licensed reinsurance subsidiaries:  Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda") and Platinum Underwriters Reinsurance, Inc. ("Platinum US").  The terms "we", "us", and "our" also refer to Platinum Holdings and its consolidated subsidiaries, unless the context otherwise indicates.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.   Through December 31, 2006, we also underwrote business through Platinum Re (UK) Limited ("Platinum UK").  In 2007 Platinum UK ceased underwriting reinsurance business.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

We write property and casualty reinsurance.  Property reinsurance protects a ceding company against financial loss arising out of damage to the insured’s property or loss of its use caused by an insured peril.  Property reinsurance covers damage principally to buildings and their contents and may be in the form of catastrophe coverage or per-risk coverage.  Catastrophe reinsurance coverage protects a ceding company against losses arising out of multiple claims for a single event, while per-risk reinsurance coverage protects a ceding company against loss arising out of a single claim for a single risk or policy.  We also write marine reinsurance which protects a ceding company against financial loss arising out of damage to ships and cargo.  Casualty reinsurance protects a ceding company against financial loss arising out of the insured’s obligation to others for loss or damage to their persons or property.  Examples of casualty coverages are umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health.  Casualty reinsurance may also be in the form of catastrophe and per-risk contracts.

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

 Results of Operations

Net income for the three months ended March 31, 2008 and 2007 was as follows ($ in thousands):

	2008	2007	Increase
Net income	$105,171	72,833	$32,338

The increase in net income in 2008 as compared with 2007 was primarily due to an increase in underwriting income of $28,369,000.  The increase in underwriting income was due to an increase in net favorable development and a decrease in major catastrophe losses.  Actual reported losses were significantly less than expected and gained sufficient credibility in the current period to reduce estimated ultimate losses.  Net favorable development was $29,455,000 and $13,895,000 in 2008 and 2007, respectively.  The estimated net adverse impact in 2007 from European storm Kyrill was $20,000,000 as compared to a net adverse impact of $6,500,000 from European storm Emma in 2008.

Gross, ceded and net premiums written and earned for the three months ended March 31, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Gross premiums written	$300,354	303,135	$(2,781)
Ceded premiums written	4,083	4,218	(135)
Net premiums written	296,271	298,917	(2,646)

Gross premiums earned	306,875	292,023	14,852
Ceded premiums earned	5,024	7,175	(2,151)
Net premiums earned	$301,851	284,848	$17,003

The decrease in gross premiums written in 2008 as compared with 2007 was primarily attributable to decreases in gross premiums written across most classes in the Casualty segment, substantially offset by an increase in property gross written premiums.  Also impacting 2008 were increases in estimates of net premiums written of $16,478,000 and net premiums earned of $17,305,000 that related to business written in prior underwriting years and resulted from changes in their estimated patterns of attachment.  The increase in net premiums earned was also due to changes in the mix of business and the structure of the underlying contracts.

Net investment income for the three months ended March 31, 2008 and 2007 was $49,062,000 and $51,699,000, respectively.  Net investment income decreased in 2008 as compared with 2007 primarily due to a decrease in yields on invested assets as well as a slight decrease in invested assets.  Net investment income included interest earned on funds held of $837,000 and $1,705,000 in 2008 and 2007, respectively.  Net realized gains (losses) on investments were $45,000 and ($18,000) in 2008 and 2007, respectively.  Net realized gains and losses on investments primarily resulted from our efforts to manage credit quality and cash flows.

Other income (expense) for the three months ended March 31, 2008 and 2007 was $2,021,000 and ($780,000), respectively.  Other income in 2008 included $2,927,000 of net unrealized gains relating to changes in fair value of fixed maturity securities classified as trading, an expense of $810,000 for the fair value adjustment of derivative contracts, and $73,000 of net expense on reinsurance contracts accounted for as deposits.  Other expense in 2007 included $665,000 of net unrealized losses relating to changes in the fair value of fixed maturity securities classified as trading and $115,000 of net expense relating to reinsurance contracts accounted for as deposits.

Net losses and loss adjustment expenses ("LAE") and the resulting net loss and LAE ratios for the three months ended March 31, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Net losses and LAE	$160,203	181,913	$(21,710)
Net loss and LAE ratios	53.1%	63.9%	(10.8) points

The decrease in net losses and LAE and the related ratios in 2008 as compared to 2007 were due to a decrease in major catastrophe losses and an increase in net favorable loss development.  European storm Kyrill resulted in $24,520,000 of losses in 2007, which increased the net loss and LAE ratio by 8.7 points, compared to $6,500,000 of losses from European storm Emma in 2008, which increased the net loss and LAE ratio by 2.2 points.  Net losses and LAE and the resulting net loss and LAE ratios were also impacted by net favorable loss development of $29,086,000 in 2008, which decreased the net loss and LAE ratio by 9.6 points, and $12,577,000 in 2007, which decreased the net loss and LAE ratio by 4.4 points.  The net loss and LAE ratios were also affected by changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the three months ended March 31, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net acquisition expenses	$60,542	48,120	$12,422
Net acquisition expense ratios	20.1%	16.9%	3.2 points

The increase in net acquisition expenses in 2008 as compared with 2007 was due to the increase in the net acquisition expense ratio and the increase in net premiums earned.  The increase in the net acquisition expense ratio in 2008 as compared with 2007 was primarily due to changes in the mix of business primarily within the Casualty segment towards contracts with higher acquisition cost ratios.

Operating expenses for the three months ended March 31, 2008 and 2007 were $21,690,000 and $23,206,000, respectively.  Operating expenses included costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings and its non-operating intermediate holding company subsidiaries.  The decrease in 2008 as compared with 2007 was primarily due to the expiration on September 30, 2007 of the Services and Capacity Reservation Agreement with Renaissance Re Holdings Ltd. (“RenaissanceRe”) effective October 1, 2002 (the "RenRe Agreement") pursuant to which RenaissanceRe provided consulting services to us in connection with our property catastrophe book of business.  In 2007 we incurred fees of $2,880,000 under the RenRe Agreement.

Net foreign currency exchange gains for the three months ended March 31, 2008 and 2007 were $4,869,000 and $42,000, respectively.  Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in currencies other than the U.S. dollar.  We periodically monitor our foreign currency exposures and may purchase or sell foreign currency denominated assets based on these exposures.  The net foreign currency exchange gain in 2008 was the result of our holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro, in the normal course of doing business in these currencies, while the U.S. dollar declined in value against these currencies.

Interest expense for the three months ended March 31, 2008 and 2007 was $4,750,000 and $5,455,000, respectively.  The decrease in interest expense was the result of a reduction in the debt obligations outstanding in 2008 as compared to 2007.

Income tax expense and the effective income tax rates for the three months ended March 31, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Income tax expense	$5,492	4,264	$1,228
Effective income tax rates	5.0%	5.5%	(0.5) points

The increase in income tax expense in 2008 as compared with 2007 was due to the increase in taxable income generated by our subsidiaries that operate in taxable jurisdictions.  The decrease in the effective income tax rate was the result of a greater portion of income before income tax expense being generated by Platinum Holdings and Platinum Bermuda in 2008, which are not subject to corporate income tax.  In 2008, the combined net income before income tax expense derived from Platinum Holdings and Platinum Bermuda was 84.0% as compared to 81.2% in 2007.  The effective tax rate in any given period is based on income before income tax expense of our subsidiaries that operate in various taxable jurisdictions, each of which has its own corporate income tax rate.

Segment Information

We conduct our worldwide reinsurance business through three operating segments:  Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses.  Total underwriting income is reconciled to income before income tax expense.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for each of the three operating segments for the three months ended March 31, 2008 and 2007 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total
Three months ended March 31, 2008:
Net premiums written	$168,817	125,576	1,878	$296,271
Net premiums earned	153,390	147,495	966	301,851
Net losses and LAE	62,039	99,393	(1,229)	160,203
Net acquisition expenses	20,654	37,488	2,400	60,542
Other underwriting expenses	8,596	6,795	310	15,701
Segment underwriting income (loss)	$62,101	3,819	(515)	65,405

Net investment income				49,062
Net realized gains on investments				45
Net foreign currency exchange gains				4,869
Other income				2,021
Corporate expenses not allocated to segments				(5,989)
Interest expense				(4,750)
Income before income tax expense				$110,663

Ratios:
Net loss and LAE	40.4%	67.4%	(127.2%)	53.1%
Net acquisition expense	13.5%	25.4%	248.4%	20.1%
Other underwriting expense	5.6%	4.6%	32.1%	5.2%
Combined	59.5%	97.4%	153.3%	78.4%

	Property and Marine	Casualty	Finite Risk	Total
Three months ended March 31, 2007:
Net premiums written	$137,654	152,183	9,080	$298,917
Net premiums earned	119,710	154,019	11,119	284,848
Net losses and LAE	62,627	112,382	6,904	181,913
Net acquisition expenses	15,935	32,035	150	48,120
Other underwriting expenses	10,028	6,717	1,034	17,779
Segment underwriting income	$31,120	2,885	3,031	37,036

Net investment income				51,699
Net realized losses on investments				(18)
Net foreign currency exchange gains				42
Other expense				(780)
Corporate expenses not allocated to segments				(5,427)
Interest expense				(5,455)
Income before income tax expense				$77,097

Ratios:
Net loss and LAE	52.3%	73.0%	62.1%	63.9%
Net acquisition expense	13.3%	20.8%	1.3%	16.9%
Other underwriting expense	8.4%	4.4%	9.3%	6.2%
Combined	74.0%	98.2%	72.7%	87.0%

         Property and Marine

The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets.  This business includes property catastrophe excess-of-loss contracts, property per-risk excess-of-loss contracts and property proportional contracts.  This operating segment represented 57.0% and 46.1% of our net premiums written during the three months ended March 31, 2008 and 2007, respectively.

Gross, ceded and net premiums written and earned for the three months ended March 31, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Gross premiums written	$172,900	143,791	$29,109
Ceded premiums written	4,083	6,137	(2,054)
Net premiums written	168,817	137,654	31,163

Gross premiums earned	158,414	128,817	29,597
Ceded premiums earned	5,024	9,107	(4,083)
Net premiums earned	$153,390	119,710	$33,680

The increase in gross premiums written in 2008 as compared to 2007 was primarily due to an increase in North American crop business.  In addition there was an increase in reinstatement premiums in the ocean marine class associated with large loss activity.  The decline in ceded premiums written was attributable to the non-renewal in 2007 of a quota share retrocessional agreement under which we ceded 30% of our property catastrophe business.  Net premiums earned in 2008 increased primarily as a result of the increase in gross premiums written.  Net premiums written and earned in 2008 also included increases in estimates of net premiums written of $4,663,000 and net premiums earned of $3,892,000 that related to business written in prior underwriting years, and changes in their estimated patterns of attachment.

Net losses and LAE and the resulting net loss and LAE ratios for the three months ended March 31, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Net losses and LAE	$62,039	62,627	$588
Net loss and LAE ratios	40.4%	52.3%	11.9 points

The decrease in net losses and LAE and the related ratios in 2008 as compared to 2007 were due to a decrease in major catastrophe losses and an increase in net favorable loss development.  European storm Kyrill resulted in $24,520,000 of losses in 2007, which increased the net loss and LAE ratio by 21.3 points, compared to $6,500,000 of losses from European storm Emma in 2008, which increased the net loss and LAE ratio by 4.2 points.  Net losses and LAE and the resulting net loss and LAE ratios were also impacted by net favorable loss development of $15,231,000 in 2008, which decreased the net loss and LAE ratio by 10.3 points, and $8,195,000 in 2007, which decreased the net loss and LAE ratio by 6.8 points.  Exclusive of losses resulting from European storms Kyrill and Emma and net favorable development, the net loss and LAE ratio increased by approximately 8.0 points due primarily to an increase in crop quota share business that has a higher expected loss ratio than the remainder of the segment.  In addition, expected loss ratios for the 2008 underwriting year for most classes were higher than for the 2007 underwriting year due to decreasing rates.  The net loss and LAE ratios were also affected by other changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the three months ended March 31, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net acquisition expenses	$20,654	15,935	$4,719
Net acquisition expense ratios	13.5%	13.3%	0.2 points

The increase in net acquisition expenses in 2008 as compared with 2007 was primarily due to an increase in net premiums earned.  The net acquisition expense ratios were comparable.

Other underwriting expenses in 2008 and 2007 were $8,596,000 and $10,028,000, respectively.  The decrease in 2008 as compared with 2007 was primarily due to the expiration of the RenRe Agreement on September 30, 2007.  We incurred fees of $2,880,000 under the RenRe Agreement in 2007.

        Casualty

The Casualty operating segment includes principally reinsurance contracts that cover umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health.  This operating segment represented 42.4% and 50.9% of our net premiums written during the three months ended March 31, 2008 and 2007, respectively.

Gross, ceded and net premiums written and earned for the three months ended March 31, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Gross premiums written	$125,576	152,206	$26,630
Ceded premiums written	–	23	23
Net premiums written	125,576	152,183	26,607

Gross premiums earned	147,495	154,029	6,534
Ceded premiums earned	–	10	10
Net premiums earned	$147,495	154,019	$6,524

The decrease in net premiums written in 2008 as compared with 2007 was primarily due to decreases in business underwritten in 2007 and 2008 across most North American casualty classes with the most significant decreases in the umbrella class.  The decrease was the result of fewer opportunities that met our underwriting standards.  Also impacting premiums written and earned were changes in estimates in prior underwriting years’ ultimate premiums and the patterns of their attachment resulting in increases in 2008 of net premiums written of $11,792,000 and net premiums earned of $13,390,000.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE and the resulting net loss and LAE ratios for the three months ended March 31, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Net losses and LAE	$99,393	112,382	$12,989
Net loss and LAE ratios	67.4%	73.0%	5.6 points

The decrease in net losses and LAE and the related ratios in 2008 as compared with 2007 were primarily due to the decrease in net premiums earned and an increase in net favorable loss development.  Net favorable loss development was $12,088,000 in 2008, which decreased the net loss and LAE ratio by 8.2 points, as compared with $1,397,000 in 2007, which decreased the net loss and LAE ratio by 0.9 points.  Excluding the impact of net favorable loss development, the net loss and LAE ratio increased by 0.8 points in 2008 as compared with 2007 due to higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy.  The net loss and LAE ratio in 2008 was also affected by the changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the three months ended March 31, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net acquisition expenses	$37,488	32,035	$5,453
Net acquisition expense ratios	25.4%	20.8%	4.6 points

The increase in net acquisition expenses in 2008 as compared with 2007 was due to differences in changes to adjustable commission.  Net acquisition expenses included an increase in adjustable commissions of $3,418,000 in 2008 related to favorable net loss development from prior years, representing 2.5% of net premiums earned as compared with a decrease of $2,190,000 in 2007, representing 1.4% of net premiums earned.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Other underwriting expenses were comparable at $6,795,000 and $6,717,000 for the three months ended March 31, 2008 and 2007, respectively.

         Finite Risk

The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our downside risk, reinsurance contracts that we classify as finite risk provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products.  The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of our finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.  Due to the often significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The industry-wide investigations by governmental and regulatory authorities into potential misuse of finite products curtailed demand for these products beginning in 2005.  This diminished demand continues in 2008.  This operating segment represented 0.6% and 3.0% of our net premiums written during the three months ended March 31, 2008 and 2007, respectively.

Gross, ceded and net premiums written and earned for the three months ended March 31, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Gross premiums written	$1,878	7,138	$(5,260)
Ceded premiums written	–	(1,942)	1,942
Net premiums written	1,878	9,080	(7,202)

Gross premiums earned	966	9,177	(8,211)
Ceded premiums earned	–	(1,942)	1,942
Net premiums earned	$966	11,119	$(10,153)

The decreases in net premiums written and net premiums earned in 2008 as compared with 2007 reflect the continuing reduction in the demand for finite business.

Net losses and LAE, net acquisition expenses and the resulting net loss and LAE and acquisition ratios for the three months ended March 31, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Net losses and LAE	$(1,229)	6,904	$(8,133)
Net acquisition expenses	2,400	150	2,250
Net losses, LAE and acquisition expenses	$1,171	7,054	$(5,883)
Net loss, LAE and acquisition expense ratios	121.2%	63.4%	57.8 points

The decrease in net losses, LAE and acquisition expenses in 2008 as compared with 2007 was primarily due to the decrease in net premiums earned.  The increase in the net loss, LAE and acquisition expense ratio was primarily due to an increase in profit commission from prior years.  Net unfavorable development was $213,000 in 2008, which increased the net loss and LAE ratio by 22.0 points, as compared with net favorable development of approximately $2,688,000 in 2007, which decreased the net loss and LAE ratio by 24.2 points.  Also contributing to the increase in the net loss, LAE and acquisition expense ratio in 2008 was the expiration of a significant finite casualty contract that had a lower combined ratio than the remainder of the Finite Risk segment.

Other underwriting expenses for the three months ended March 31, 2008 and 2007 were $310,000 and $1,034,000, respectively.  The decrease in 2008 as compared with 2007 was due to a decline in underwriting activity in the segment and a lower percentage of underwriting expenses allocated to the segment.

 Financial Condition, Liquidity and Capital Resources

      Financial Condition

Cash and cash equivalents and investments as of March 31, 2008 and December 31, 2007 were as follows ($ in thousands):

	March 31, 2008	December 31, 2007	Increase (decrease)
Cash and cash equivalents	$1,034,344	1,076,279	$(41,935)
Fixed maturity securities	3,205,200	3,361,741	(156,541)
Preferred stocks	10,066	9,607	459
Short-term investments	135,418	13,876	121,542
Total	$4,385,028	4,461,503	$(76,475)

The net decrease in total cash and cash equivalents and investments as of March 31, 2008 as compared with December 31, 2007 was primarily due to our share repurchases in 2008.  Our available-for-sale and trading portfolios are primarily composed of diversified, high quality, predominantly publicly traded fixed maturity securities.  The investment portfolio, excluding cash and cash equivalents, had a weighted average duration of 3.1 years as of March 31, 2008.  We routinely monitor the composition of our investment portfolio and cash flows in order to maintain liquidity necessary to meet our obligations.

As of March 31, 2008, we had $1,403,483,000 of mortgage-backed and asset-backed securities in our investment portfolio, representing approximately 32% of cash and cash equivalents and investments.  The following is a breakdown of our mortgage-backed and asset-backed securities as of March 31, 2008 ($ amounts in thousands):

	Amortized Cost	Fair Value	Weighted Average Credit Rating
U.S. Government agency mortgage-backed securities	$638,388	$646,273	Aaa
Commercial mortgage-backed securities	394,029	377,900	Aaa
Asset-backed securities	203,789	194,837	Aaa
Residential mortgage-backed securities	195,866	184,473	Aa
Total	$1,432,072	$1,403,483	Aaa

Approximately 46% of the mortgage-backed and asset-backed securities in our investment portfolio were issued or guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation and are referred to as U.S. Government agency mortgage-backed securities.  Included in residential mortgage-backed securities were securities with an amortized cost of $22,290,000 and fair value of $20,865,000 where the underlying collateral consists primarily of “Alt-A” mortgages.  These securities have a weighted average credit rating of Aa at March 31, 2008.

The U.S. sub-prime residential mortgage market has experienced significantly increased delinquencies which resulted in increased volatility and decreased liquidity in the financial markets and the structured securities markets in particular.  Our securities with underlying sub-prime mortgage exposure were categorized above as asset-backed securities and were investment grade at March 31, 2008.  The following table summarizes our nine asset-backed securities within our fixed income portfolio exposed to the sub-prime residential mortgage market as of March 31, 2008 ($ in thousands):

	Amortized Cost	Fair Value
Vintage year 2005 and ratings of Aa or A	$38,136	$28,133
Vintage year 2006 and ratings of Aaa	3,994	2,860
Total	$42,130	$30,993

We continually monitor market events impacting our portfolio, including our sub-prime securities, and review sub-prime securities along with the rest of our portfolio for potential other-than-temporary impairments.  We did not consider any of the mortgage-backed and asset-backed securities we hold to be other-than-temporarily impaired as of March 31, 2008.

Certain assets and liabilities associated with underwriting include significant estimates.  Reinsurance premiums receivable, deferred acquisition costs, unpaid losses and LAE, unearned premiums and commissions payable all represent or include significant estimates.  Reinsurance premiums receivable as of March 31, 2008 of $304,240,000 included $238,789,000 that was based upon estimates.  Reinsurance premiums receivable as of December 31, 2007 of $244,360,000 included $195,890,000 that was based upon estimates.  The increase in reinsurance premiums receivable as of March 31, 2008 as compared with December 31, 2007 was due to an increase in the premiums written in the first quarter of 2008 as compared to the fourth quarter of 2007.  An allowance for uncollectible reinsurance premiums is considered for possible non-payment of such amounts due, as deemed necessary.  As of March 31, 2008, based on our historical experience, the general profile of our ceding companies and our ability, in most cases, to contractually offset reinsurance premiums receivable with losses and LAE or other amounts payable to the same parties, we did not establish an allowance for uncollectible reinsurance premiums receivable.

Gross unpaid losses and LAE as of March 31, 2008 of $2,410,227,000 included $1,735,751,000 of estimates of claims that are incurred but not reported ("IBNR").  Gross unpaid losses and LAE as of December 31, 2007 of $2,361,038,000 included $1,700,454,000 of IBNR.  The increase in unpaid losses related primarily to the casualty line of business as minor increases in the property and marine business were offset by declines in unpaid losses related to finite business.

Commissions payable as of March 31, 2008 of $111,908,000 included $92,234,000 that was based upon premium estimates.  Commissions payable as of December 31, 2007 of $100,204,000 included $91,035,000 that was based upon premium estimates.  The increase in commissions payable as of March 31, 2008 as compared with December 31, 2007 was due to the increase in premiums written in the first quarter of 2008 as compared to the fourth quarter of 2007 and is consistent with the increase in reinsurance premiums receivable.

We entered into two derivative contracts during the first quarter of 2008.  The first was an option to purchase retrocessional protection.  The second was a derivative contract under which we can recover up to $120,000,000 from the counterparty if modeled losses from both a first and second catastrophe event exceed a specified attachment point.  The fair values of these derivatives were adjusted and the resulting expense of $810,000 was included in other expense in 2008.

        Sources of Liquidity

Our consolidated sources of funds consist primarily of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, issuance of securities and actual cash and cash equivalents held by us.  Net cash flows provided by operations, excluding trading security activities, for the three months ended March 31, 2008 were $97,280,000.

Platinum Holdings is a holding company that conducts no reinsurance operations of its own.  All of our reinsurance operations are conducted through our wholly owned reinsurance subsidiaries, Platinum Bermuda and Platinum US.  As a holding company, the cash flows of Platinum Holdings consist primarily of interest income, dividends and other permissible payments from its subsidiaries and issuances of securities.  Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the payment of preferred dividends, common dividends and repurchases of common shares.

In addition to the net cash flows generated from operations, we have an effective universal shelf registration statement whereby we may issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of such securities, including debt securities of Platinum Finance unconditionally guaranteed by Platinum Holdings.  This shelf registration statement had approximately $440,000,000 of remaining capacity as of March 31, 2008.  We also have a $400,000,000 credit facility with a syndicate of lenders available for revolving borrowings and letters of credit expiring on September 13, 2011.  The credit facility is generally available for our working capital, liquidity, letters of credit and general corporate requirements and those of our subsidiaries.  As of March 31, 2008 this facility had $317,992,000 of capacity available to us.

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

        Capital Resources

The Company does not have any material commitments for capital expenditures as of March 31, 2008.

        Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements and, therefore, there is no effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources from these types of arrangements.

    Contractual Obligations

There have been no material changes to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition – Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

 Current Outlook

During the period from January 1 through April 1, 2008, approximately 67% of our business was up for renewal.  We were able to maintain the size of our net portfolio of reinsurance contracts as new business largely offset cancelled business. While rate adequacy declined in most classes, we found relatively more attractive opportunities in our Property and Marine segment and fewer attractive opportunities in our Casualty and Finite segments.

For the Property and Marine segment, during the period from January 1 through April 1, 2008 we experienced average rate decreases of 12% on our U.S. property catastrophe excess renewal business while rates on our non-U.S. property catastrophe excess renewal business were down 4%.  In addition, we experienced average rate decreases of approximately 12% on our marine renewal business.  Per risk excess rates decreased approximately 5% for our U.S. business and approximately 3% for our non-U.S. business.

During the period from January 1 through April 1, 2008 we increased our writings of North American crop business from approximately $47 million to approximately $129 million. Most of this increase was attributable to one large quota share contract.  While favorable experience in recent years has led to some deterioration in terms and conditions in this class of business, we believe there remains an adequate opportunity for profit.  As most of the crop reinsurance contracts incept at January 1 we do not expect to write a significant amount of additional crop business for the remainder of 2008.

During the period from January 1 through April 1, 2008 we wrote approximately 15% less U.S. catastrophe excess-of-loss premium than we did during the same period in 2007.  However, due to the rate decreases in this class of business, our net retained risk has remained at the same level for 2008 while our potential profit has decreased.  We believe the profitability remains adequate for the risk and for 2008 we plan to deploy capacity such that up to approximately 22.5% of our total capital could be exposed to an event with a probability of 1 in 250 years.

The lack of significant catastrophe activity in 2007 contributed to excellent financial results, stronger balance sheets and increased capacity for many reinsurers. Though many reinsurers have implemented capital management programs, we believe the net effect has been increased industry capacity.  This has led to intensified competition and rate decreases in 2008.  We believe that most classes within the Property and Marine segment will continue to experience some rate deterioration for the remainder of 2008.

For the Casualty segment, although we believe that the market offers adequate returns on certain accounts, pricing has been softening.  Ceding companies are willing to increase retentions and reinsurers are competing for participation on the best contracts.  During the period from January 1 though April 1, 2008 rate decreases across our casualty business, other than accident and health, have ranged from approximately 1% to 11%.  The overall average was a decrease of approximately 7%, against a background of upward trending loss costs.  As a result, we believe the business underwritten in 2008 will have a lower level of expected profitability as compared with the business underwritten in 2007.

During the period January1 through April 1, 2008 we wrote approximately 18% less casualty business than we did during the same period in 2007.  We expect market conditions will continue to weaken through the remainder of 2008 and that fewer casualty opportunities will be attractive.  We believe that financial security remains a significant concern for buyers of long-tailed reinsurance protection who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record.  We believe that our rating, capitalization and reputation as a lead casualty reinsurer position us well to write profitable business as opportunities arise.

In the Finite Risk segment, we believe that the ongoing investigations by the SEC, the office of the Attorney General for the State of New York, the U.S. Attorney for the Southern District of New York as well as various non-U.S. regulatory authorities continue to limit demand for finite risk transfer products.  We expect the relatively low level of demand will continue for the foreseeable future.

 Critical Accounting Estimates

It is important to understand our accounting estimates in order to understand our financial position and results of operations.  We consider certain of these estimates to be critical to the presentation of the financial results since they require management to make estimates and valuation assumptions.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures.  Certain of the estimates and assumptions result from judgments that are necessarily subjective and, consequently, actual results may materially differ from these estimates.  Our critical accounting estimates include premiums written and earned, unpaid losses and LAE, valuation of investments and evaluation of risk transfer.  For a detailed discussion of the Company’s critical accounting estimates please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no material changes in the application of the Company’s critical accounting estimates subsequent to December 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market and Credit Risk

During the quarter, the fair values of our fixed maturity securities experienced significant volatility resulting in large changes in our unrealized gain and loss position at any particular point in time due to a combination of economic events.  The contagion from the sub-prime residential mortgage market was evident in most other fixed income sectors as illiquidity in the market place continued and interest rate spreads reached historical levels against U.S. treasuries, most notably spreads on mortgage-backed and asset-backed securities.  The Federal Reserve in the United States reduced the federal funds target rate by 200 basis points during the first quarter and intervened with non-traditional measures to enhance and promote market liquidity and ensure financial market stability.

Our principal invested assets are fixed maturity securities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower's ability to meet its debt service obligations.  Our strategy to limit this risk is to place our investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or asset class.  We also select investments with characteristics such as duration, yield, currency and liquidity to reflect, in the aggregate, the underlying characteristics of our unpaid losses and LAE.  We attempt to minimize the credit risk by actively monitoring the portfolio and establishing a guideline minimum average credit rating for our portfolio of A2 as defined by Moody's Investor Service ("Moody’s").  As of March 31, 2008, the portfolio, excluding cash, cash equivalents and short-term investments, had a dollar weighted average credit rating of Aa1 as defined by Moody’s.

We have other receivable amounts subject to credit risk.  The most significant of these are reinsurance premiums receivable from ceding companies.  We also have reinsurance recoverable amounts from our retrocessionaires.  To mitigate credit risk related to premiums receivable, we have established standards for ceding companies and, in most cases, have a contractual right of offset which would allow us to settle claims net of any premiums receivable.  To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them.  Retrocessional coverage is obtained from companies rated “A-” or better by A. M. Best Company, Inc. ("A.M. Best") or from retrocessionaires whose obligations are fully collateralized.  The financial performance and rating status of all material retrocessionaires is routinely monitored.

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

 Interest Rate Risk

We are exposed to fluctuations in interest rates.  Movements in rates can result in changes in the market value of our fixed maturity portfolio and can cause changes in the actual timing of receipt of principal payments of certain securities.  Rising interest rates result in a decrease in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to extension risk.  Conversely, a decrease in interest rates will result in an increase in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk.  An aggregate hypothetical impact on the market value of our fixed maturity portfolio, generated from an immediate parallel shift in the treasury yield curve, as of March 31, 2008 is as follows ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp
Total market value	$3,363,291	3,260,467	3,205,200	3,151,745	$3,095,661
Percent change in market value	4.9%	1.7%		(1.7%)	(3.4%)
Resulting unrealized appreciation / (depreciation)	$134,836	32,012	(23,255)	(76,710)	$(132,794)

 Foreign Currency Exchange Rate Risk

We write business on a worldwide basis.  Consequently, our principal exposure to foreign currency risk is the transaction of business in foreign currencies.  Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency.  We manage our exposure to large foreign currency risks by holding invested assets denominated in non-U.S. dollar currencies to offset liabilities denominated in the same foreign currencies.  We may from time to time hold more non-U.S. dollar denominated assets than non-U.S. dollar liabilities.

 Sources of Fair Value

The following table presents the carrying amounts and estimated fair values of our financial instruments as of March 31, 2008 ($ in thousands):

	Carrying Amount	Fair Value
Financial assets:
Fixed maturity securities	$3,205,200	$3,205,200
Preferred stocks	10,066	10,066
Short-term investments	135,418	135,418
Derivative instruments	5,950	5,950

Financial liabilities:
Debt obligations	$250,000	$249,750

The fair value of our fixed maturity securities, preferred stocks, short-term investments and debt obligations are based on prices obtained from independent sources for those or similar investments using quoted prices in active markets and standard market valuation pricing models.  The inputs used in standard market valuation pricing models may include but are not limited to: credit ratings, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates.  Our derivative instruments, which are included in other assets in the consolidated balance sheet, are priced at fair value using unobservable inputs through the application of our own assumptions and internal valuation pricing models.

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

 Changes in Internal Control over Financial Reporting

No changes occurred during the quarter ended March 31, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our objectives or plans will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

(1)	significant weather-related or other natural or man-made disasters over which we have no control;

(2)	the effectiveness of our loss limitation methods and pricing models;

(3)	the adequacy of our liability for unpaid losses and LAE;

(4)	our ability to maintain our A.M. Best. rating;

(5)	the cyclicality of the property and casualty reinsurance business;

(6)	conducting operations in a competitive environment;

(7)	our ability to maintain our business relationships with reinsurance brokers;

(8)	the availability of retrocessional reinsurance on acceptable terms;

(9)	market volatility, interest rate and currency exchange rate fluctuation, and credit risk on invested assets;

(10)	tax, regulatory or legal restrictions or limitations applicable to us or the property and casualty reinsurance business generally;

(11)	general political and economic conditions, including the effects of civil unrest, acts of terrorism, war or a prolonged U.S. or global economic downturn or recession; and

(12)	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion.

As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us.  The foregoing factors, which are discussed in more detail in Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, should not be construed as exhaustive.  Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to release publicly the results of any future revisions or updates we may make to forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

PART II – OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Following is a summary of purchases by us of our common shares during the quarterly period ended March 31, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	1,162,892	$35.43	1,162,892	$85,063,000
February 1, 2008 – February 29, 2008	1,009,500	34.77	1,009,500	214,873,852
March 1, 2008 – March 31, 2008	2,754,600	33.22	2,754,600	123,296,579
Total	4,926,992	$34.06	4,926,992	$123,296,579

*
On August 4, 2004 our Board of Directors established a program to repurchase our common shares.  On July 26, 2007 our Board of Directors approved an increase in the then existing repurchase program to result in authority as of such date to repurchase up to a total of $250,000,000 of our common shares.  After repurchases of our common shares, on each of October 25, 2007, February 21, 2008 and April 23, 2008 our Board of Directors approved additional increases in the repurchase program to result in authority as of such dates to repurchase up to a total of $250,000,000 of our common shares.  During the three months ended March 31, 2008, the Company repurchased 4,926,992 of its common shares in the open market at an aggregate cost of $167,941,000 and a weighted average cost of $34.09 per share.  The common shares we repurchased were canceled.

Item 6. EXHIBITS

Exhibit Number	Description

10.1	Letter Agreement dated March 3, 2008 between the Company, Steven H. Newman, SHN Enterprises, Inc. and Platinum US, and exhibits thereto. (1)
10.2	Assignment of Amended and Restated Option Agreement, effective as of April 1, 2008, among the Company, The Travelers Companies, Inc. and Unionamerica Insurance Company Limited.
10.3	Termination Addendum, effective December 31, 2007, to Casualty and Specialty Quota Share Retrocession Agreement dated as of January 1, 2007 by and between Platinum US and Platinum Bermuda.
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: April 29, 2008	/s/ MICHAEL D. PRICE
By: Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2008	/s/ JAMES A. KRANTZ
By: James A. Krantz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)