Form 10-Q
period 2008-06-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2008-07-30
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of "accelerated filer”, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   No X_

As of July 16, 2008, there were outstanding 48,688,706 common shares, par value $0.01 per share, of the registrant.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	June 30, 2008	December 31, 2007
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,349,054 and $3,214,981, respectively)	$3,281,686	$3,191,923
Fixed maturity trading securities at fair value (amortized cost – $139,024 and $170,952, respectively)	134,888	169,818
Preferred stocks (cost – $12,246 and $12,246, respectively)	8,782	9,607
Short-term investments	127,951	13,876
Total investments	3,553,307	3,385,224
Cash and cash equivalents	825,108	1,076,279
Accrued investment income	34,429	34,696
Reinsurance premiums receivable	262,128	244,360
Reinsurance recoverable on ceded losses and loss adjustment expenses	15,385	27,979
Prepaid reinsurance premiums	12,265	9,369
Funds held by ceding companies	157,603	165,604
Deferred acquisition costs	62,237	70,508
Deferred tax assets	48,236	43,342
Other assets	18,106	21,389
Total assets	$4,988,804	$5,078,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,352,116	$2,361,038
Unearned premiums	263,672	298,498
Debt obligations	250,000	250,000
Ceded premiums payable	2,997	4,559
Commissions payable	110,346	100,204
Other liabilities	41,081	66,074
Total liabilities	3,020,212	3,080,373

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 48,688,706 and 53,779,914 shares issued and outstanding, respectively	487	538
Additional paid-in capital	1,157,535	1,338,466
Accumulated other comprehensive loss	(67,336)	(24,339)
Retained earnings	877,849	683,655
Total shareholders' equity	1,968,592	1,998,377

Total liabilities and shareholders' equity	$4,988,804	$5,078,750

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue:
Net premiums earned	$257,982	295,918	559,833	$580,766
Net investment income	46,932	54,684	95,994	106,383
Net realized losses on investments	(184)	(1,639)	(139)	(1,657)
Other expense	(6,227)	(2,206)	(4,206)	(2,986)
Total revenue	298,503	346,757	651,482	682,506

Expenses:
Net losses and loss adjustment expenses	93,392	164,431	253,595	346,344
Net acquisition expenses	66,137	56,827	126,679	104,947
Operating expenses	25,100	26,108	46,790	49,314
Net foreign currency exchange (gains) losses	1,998	(1,416)	(2,871)	(1,458)
Interest expense	4,751	5,456	9,501	10,911
Total expenses	191,378	251,406	433,694	510,058

Income before income tax expense	107,125	95,351	217,788	172,448
Income tax expense	4,768	4,701	10,260	8,965
Net income	102,357	90,650	207,528	163,483
Preferred dividends	2,602	2,602	5,204	5,204

Net income attributable to common shareholders	$99,755	88,048	202,324	$158,279

Earnings per share:
Basic earnings per share	$2.06	1.47	4.02	$2.64
Diluted earnings per share	$1.82	1.34	3.58	$2.42

Comprehensive income:
Net income	$102,357	90,650	207,528	$163,483
Other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	(38,876)	(32,294)	(42,997)	(22,865)
Cumulative translation adjustments	–	(632)	–	(676)
Comprehensive income	$63,481	57,724	164,531	$139,942

Shareholder dividends:
Preferred dividends declared	$2,602	2,602	5,204	$5,204
Preferred dividends declared per share	0.45	0.45	0.91	0.91
Common dividends declared	3,976	4,827	8,130	9,611
Common dividends declared per share	$0.08	0.08	0.16	$0.16

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2008 and 2007
($ in thousands)

	2008	2007

Preferred shares:
Balances at beginning and end of periods	$57	$57

Common shares:
Balances at beginning of period	538	597
Exercise of common share options	11	7
Issuance of common shares	1	–
Purchase of common shares	(63)	(3)
Balances at end of period	487	601

Additional paid-in-capital:
Balances at beginning of period	1,338,466	1,545,979
Exercise of common share options	24,444	16,804
Issuance of common shares	1,647	–
Share based compensation	7,711	3,233
Settlement of equity awards	(925)	–
Purchase of common shares	(213,877)	(12,572)
Tax benefit of share options	69	369
Balances at end of period	1,157,535	1,553,813

Accumulated other comprehensive loss:
Balances at beginning of period	(24,339)	(44,289)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	(42,997)	(22,865)
Net change in cumulative translation adjustments, net of deferred tax	–	(676)
Balances at end of period	(67,336)	(67,830)

Retained earnings:
Balances at beginning of period	683,655	355,717
Net income	207,528	163,483
Preferred share dividends	(5,204)	(5,204)
Common share dividends	(8,130)	(9,611)
Balances at end of period	877,849	504,385

Total shareholders’ equity	$1,968,592	$1,991,026

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2008 and 2007
($ in thousands)

	2008	2007

Operating Activities:
Net income	$207,528	$163,483
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	3,955	6,284
Net realized (gains) losses on investments	139	1,657
Net foreign currency exchange gains	(2,871)	(1,458)
Share based compensation	7,711	3,233
Deferred income tax expense	(2,736)	(12,050)
Trading securities activities	41,632	(4,709)
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	267	(3,032)
(Increase) decrease in reinsurance premiums receivable	(15,387)	42,096
Decrease in funds held by ceding companies	8,001	10,992
(Increase) decrease in deferred acquisition costs	8,271	(468)
Increase (decrease) in net unpaid losses and loss adjustment expenses	(4,742)	42,904
Increase (decrease) in net unearned premiums	(37,722)	6,586
Decrease in ceded premiums payable	(1,562)	(10,532)
Increase (decrease) in commissions payable	10,142	(22,030)
Net changes in other assets and liabilities	(14,773)	(10,743)
Other net	1,292	1,253
Net cash provided by operating activities	209,145	213,466

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	7,691	15,887
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	668,560	605,260
Acquisition of available-for-sale fixed maturity securities	(820,720)	(780,459)
Proceeds from sale of other invested asset	–	4,745
Net change in short-term investments	(113,019)	22,506
Net cash used in investing activities	(257,488)	(132,061)

Financing Activities:
Dividends paid to preferred shareholders	(5,204)	(5,204)
Dividends paid to common shareholders	(8,130)	(9,611)
Proceeds from exercise of share options	24,446	16,809
Purchase of common shares	(213,940)	(12,576)
Net cash used in financing activities	(202,828)	(10,582)
Net increase (decrease) in cash and cash equivalents	(251,171)	70,823

Cash and cash equivalents at beginning of period	1,076,279	851,652
Cash and cash equivalents at end of period	$825,108	$922,475

Supplemental disclosures of cash flow information:
Income taxes paid	$11,213	$11,566
Interest paid	$9,375	$10,740

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007

1. Basis of Presentation

Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda holding company organized in 2002.  Platinum Holdings and its subsidiaries (collectively, the "Company") operate through two licensed reinsurance subsidiaries:  Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda") and Platinum Underwriters Reinsurance, Inc. ("Platinum US").  The terms "we," "us," and "our" also refer to Platinum Holdings and its consolidated subsidiaries, unless the context otherwise indicates.  Through December 31, 2006 we also underwrote business through Platinum Re (UK) Limited ("Platinum UK"), our other licensed reinsurance subsidiary.  In 2007, Platinum UK ceased underwriting reinsurance business.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of Platinum Holdings and its consolidated subsidiaries, including Platinum Bermuda, Platinum US, Platinum UK, Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings ("Platinum Regency"), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  All material inter-company transactions have been eliminated in preparing these condensed consolidated financial statements.  The condensed consolidated financial statements included in this report as of and for the six months ended June 30, 2008 and 2007 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

New Accounting Pronouncements

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS 161").  SFAS 161 amends and expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” about an entity’s derivative and hedging activities and how these activities affect an entity’s financial position, financial performance and cash flows, thereby improving the transparency of financial reporting.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are currently evaluating the impact that SFAS 161 may have, if any, on the presentation of our consolidated financial statements.

In May 2008 the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162").  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  This statement is effective 60 days following approval by the Security and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’.”  Our adoption of SFAS 162 will have no impact on our current selection of applicable accounting principles.

2. Investments

Investments classified as available-for-sale are carried at fair value as of the balance sheet date.  Net change in unrealized investment gains and losses on available-for-sale securities, net of deferred taxes, for the six months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007
Net change in fair value	$(45,155)	$(23,350)
Deferred taxes	2,158	485
Net change in unrealized investment gains and losses	$(42,997)	$(22,865)

Gross unrealized gains and losses on available-for-sale securities as of June 30, 2008 were $16,923,000 and $87,754,000, respectively.  As of June 30, 2008 there were a total of 414 issues in an unrealized loss position in our investment portfolio, with the single largest unrealized loss being an asset-backed security with an amortized cost of $10,088,000 and an unrealized loss of $4,360,000.  Corporate, mortgage-backed and asset-backed securities represent the largest categories within our available-for-sale portfolio and consequently accounted for the greatest amount of our overall unrealized loss as of June 30, 2008.  Investment holdings within our corporate portfolio were diversified across approximately 30 industry sectors and within each sector across many individual issuers and issues.  As of June 30, 2008 there were 148 corporate issues in an unrealized loss position, with the single largest unrealized loss being $1,651,000 on an amortized cost of $7,393,000.  Investment holdings within the mortgage-backed and asset-backed portfolio were diversified across a number of sub-categories.  As of June 30, 2008 there were 213 issues within the mortgage-backed and asset-backed portfolio in an unrealized loss position.

The unrealized losses on securities classified as available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2008, were as follows ($ in thousands):

	Fair Value	Unrealized Loss

Less than twelve months:
U.S. Government	$–	$–
U.S. Government agencies	199,232	1,919
Corporate bonds	359,646	7,645
Mortgage-backed and asset-backed securities	672,954	19,996
Municipal bonds	105,676	1,449
Foreign governments and states	37,672	631
Preferred stocks	916	84
Total	$1,376,096	$31,724

Twelve months or more:
U.S. Government	$2,576	$88
U.S. Government agencies	–	–
Corporate bonds	179,584	18,687
Mortgage-backed and asset-backed securities	343,969	33,241
Municipal bonds	8,089	466
Foreign governments and states	1,551	168
Preferred stocks	7,866	3,380
Total	$543,635	$56,030

Total unrealized losses:
U.S. Government	$2,576	$88
U.S. Government agencies	199,232	1,919
Corporate bonds	539,230	26,332
Mortgage-backed and asset-backed securities	1,016,923	53,237
Municipal bonds	113,765	1,915
Foreign governments and states	39,223	799
Preferred stocks	8,782	3,464
Total	$1,919,731	$87,754

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

We consider prices for actively traded treasury securities and exchange traded preferred stocks to be based on quoted prices in active markets for identical assets (Level 1 as defined by SFAS 157).  The fair values of our other fixed maturities, which generally include mortgage-backed and asset-backed securities, corporate bonds, municipal bonds, U.S. government-sponsored enterprises, foreign governments and states, are based on prices obtained from independent pricing vendors, index providers, or broker-dealers using observable inputs (Level 2 as defined by SFAS 157).  The observable inputs used in standard market valuation pricing models may include but are not limited to: credit ratings, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates.  The fair values of our derivative instruments, which are included in other assets in the consolidated balance sheet, are determined by management using unobservable inputs through the application of our own assumptions and internal valuation pricing models (Level 3 as defined by SFAS 157).

The following table presents the fair value measurement levels for all assets and liabilities which the Company has recorded at fair value as of June 30, 2008 ($ in thousands):

		Fair Value Measurement at Reporting Date Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity available-for-sale securities	$3,281,686	108,230	3,173,456	$–
Fixed maturity trading securities	134,888	52,140	82,748	–
Preferred stocks	8,782	5,748	3,034	–
Short-term investments	127,951	107,005	20,946	–
Derivative instruments	4,990	–	–	4,990
Total	$3,558,297	273,123	3,280,184	$4,990

The following table presents the reconciliation of the beginning and ending fair value measurements of our Level 3 assets for the six months ended June 30, 2008, consisting of derivative instruments, measured at fair value using significant unobservable inputs ($ in thousands):

Beginning balance at January 1, 2008	$–
Purchases, issuances, and settlements	6,760
Total unrealized losses included in earnings	(1,770)
Ending balance at June 30, 2008	4,990
Losses for the period attributable to the change in unrealized losses relating to assets still held	$(1,770)

Unrealized losses of $1,770,000 have been included in earnings for the period ended June 30, 2008 and are reported in other expense in the consolidated statement of operations.

3. Earnings Per Share

The following is a calculation of the basic and diluted earnings per common share for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data):

	Net Income	Weighted Average Common Shares Outstanding	Earnings Per Common Share

Three Months Ended June 30, 2008:
Basic earnings per share:
Net income attributable to common shareholders	$99,755	48,468	$2.06
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,676
Conversion of preferred shares	–	4,953
Preferred share dividends	2,602	–
Adjusted net income for diluted earnings per share	$102,357	56,097	$1.82

Three Months Ended June 30, 2007:
Basic earnings per share:
Net income attributable to common shareholders	$88,048	60,061	$1.47
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,710
Conversion of preferred shares	–	5,086
Preferred share dividends	2,602	–
Adjusted net income for diluted earnings per share	$90,650	67,857	$1.34

Six Months Ended June 30, 2008:
Basic earnings per share:
Net income attributable to common shareholders	$202,324	50,286	$4.02
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,707
Conversion of preferred shares	–	5,028
Preferred share dividends	5,204	–
Adjusted net income for diluted earnings per share	$207,528	58,021	$3.58

Six Months Ended June 30, 2007:
Basic earnings per share:
Net income attributable to common shareholders	$158,279	59,891	$2.64
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,372
Conversion of preferred shares	–	5,315
Preferred share dividends	5,204	–
Adjusted net income for diluted earnings per share	$163,483	67,578	$2.42

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

In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses.  Total underwriting income is reconciled to income before income tax expense.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the operating segments, together with a reconciliation of total underwriting income to income before income tax expense, for the three and six months ended June 30, 2008 and 2007 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

Three months ended June 30, 2008:
Net premiums written	$118,588	102,893	3,379	$224,860
Net premiums earned	141,716	113,245	3,021	257,982
Net losses and LAE	33,367	66,783	(6,758)	93,392
Net acquisition expenses	24,774	32,214	9,149	66,137
Other underwriting expenses	9,635	6,991	365	16,991
Segment underwriting income	$73,940	7,257	265	81,462

Net investment income				46,932
Net realized losses on investments				(184)
Net foreign currency exchange losses				(1,998)
Other expense				(6,227)
Corporate expenses not allocated to segments				(8,109)
Interest expense				(4,751)
Income before income tax expense				$107,125

Ratios:
Net loss and LAE	23.5%	59.0%	(223.7%)	36.2%
Net acquisition expense	17.5%	28.4%	302.8%	25.6%
Other underwriting expense	6.8%	6.2%	12.1%	6.6%
Combined	47.8%	93.6%	91.2%	68.4%

Three months ended June 30, 2007:
Net premiums written	$119,226	162,548	5,949	$287,723
Net premiums earned	125,136	163,845	6,937	295,918
Net losses and LAE	43,242	117,993	3,196	164,431
Net acquisition expenses	16,264	40,061	502	56,827
Other underwriting expenses	10,582	6,442	593	17,617
Segment underwriting income (loss)	$55,048	(651)	2,646	57,043

Net investment income				54,684
Net realized losses on investments				(1,639)
Net foreign currency exchange gains				1,416
Other expense				(2,206)
Corporate expenses not allocated to segments				(8,491)
Interest expense				(5,456)
Income before income tax expense				$95,351

Ratios:
Net loss and LAE	34.6%	72.0%	46.1%	55.6%
Acquisition expense	13.0%	24.5%	7.2%	19.2%
Other underwriting expense	8.5%	3.9%	8.5%	6.0%
Combined	56.1%	100.4%	61.8%	80.8%

	Property and Marine	Casualty	Finite Risk	Total

Six Months Ended June 30, 2008:
Net premiums written	$287,405	228,469	5,257	$521,131
Net premiums earned	295,106	260,740	3,987	559,833
Net losses and LAE	95,406	166,176	(7,987)	253,595
Net acquisition expenses	45,428	69,702	11,549	126,679
Other underwriting expenses	18,231	13,786	675	32,692
Segment underwriting income (loss)	$136,041	11,076	(250)	146,867

Net investment income				95,994
Net realized losses on investments				(139)
Net foreign currency exchange gains				2,871
Other expense				(4,206)
Corporate expenses not allocated to segments				(14,098)
Interest expense				(9,501)
Income before income tax expense				$217,788

Ratios:
Net loss and LAE	32.3%	63.7%	(200.3%)	45.3%
Net acquisition expense	15.4%	26.7%	289.7%	22.6%
Other underwriting expense	6.2%	5.3%	16.9%	5.8%
Combined	53.9%	95.7%	106.3%	73.7%

Six Months Ended June 30, 2007:
Net premiums written	$256,880	314,731	15,029	$586,640
Net premiums earned	244,846	317,864	18,056	580,766
Net losses and LAE	105,869	230,375	10,100	346,344
Net acquisition expenses	32,199	72,096	652	104,947
Other underwriting expenses	20,610	13,159	1,627	35,396
Segment underwriting income	$86,168	2,234	5,677	94,079

Net investment income				106,383
Net realized losses on investments				(1,657)
Net foreign currency exchange gains				1,458
Other expense				(2,986)
Corporate expenses not allocated to segments				(13,918)
Interest expense				(10,911)
Income before income tax expense				$172,448

Ratios:
Net loss and LAE	43.2%	72.5%	55.9%	59.6%
Net acquisition expense	13.2%	22.7%	3.6%	18.1%
Other underwriting expense	8.4%	4.1%	9.0%	6.1%
Combined	64.8%	99.3%	68.5%	83.8%

5. Income Taxes

We provide for income tax expense based upon income reported in the condensed consolidated financial statements and the provisions of currently enacted tax laws.  Platinum Holdings and Platinum Bermuda are incorporated in Bermuda.  Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016.  We also have subsidiaries in the United States, the United Kingdom and Ireland that are subject to the tax laws thereof.  The income tax returns of our U.S. based subsidiaries that remain open to examination are for calendar years 2003 and forward and tax years 2003 and 2004 are currently under examination.

A reconciliation of expected income tax expense, computed by applying a 35% income tax rate to income before income taxes, to actual income tax expense for the six months ended June 30, 2008 and 2007 was as follows ($ in thousands):

	2008	2007
Expected income tax expense at 35%	$76,226	$60,357
Effect of foreign income subject to tax at rates other than 35%	(65,506)	(53,158)
Tax exempt investment income	(1,575)	(1,015)
Other, net	1,115	2,781
Income tax expense	$10,260	$8,965

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

The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States, the United Kingdom and Ireland.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by Platinum US to Platinum Finance in 2008 without prior regulatory approval is estimated to be approximately $24,796,000.  The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2008, including Platinum US, without prior regulatory approval is estimated to be approximately $398,241,000.  During the six months ended June 30, 2008, dividends totaling $180,000,000 were paid by Platinum Bermuda to Platinum Holdings.

The tables below present condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 ($ in thousands):

Condensed Consolidating Balance Sheet June 30, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	6,063	3,547,244	–	$3,553,307
Investment in subsidiaries	1,949,797	526,162	321,752	(2,797,711)	–
Cash and cash equivalents	15,054	11,225	798,829	–	825,108
Reinsurance assets	–	–	509,618	–	509,618
Other assets	10,915	2,214	87,642	–	100,771
Total assets	$1,975,766	545,664	5,265,085	(2,797,711)	$4,988,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,729,131	–	$2,729,131
Debt obligations	–	250,000	–	–	250,000
Other liabilities	7,174	1,105	32,802	–	41,081
Total liabilities	7,174	251,105	2,761,933	–	3,020,212

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	487	–	6,250	(6,250)	487
Additional paid-in capital	1,157,535	193,123	1,896,301	(2,089,424)	1,157,535
Accumulated other comprehensive loss	(67,336)	(6,521)	(73,801)	80,322	(67,336)
Retained earnings	877,849	107,957	674,402	(782,359)	877,849
Total shareholders’ equity	1,968,592	294,559	2,503,152	(2,797,711)	1,968,592

Total liabilities and shareholders’ equity	$1,975,766	545,664	5,265,085	(2,797,711)	$4,988,804

Condensed Consolidating Balance Sheet December 31, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	6,661	3,378,563	–	$3,385,224
Investment in subsidiaries	1,958,019	504,642	306,373	(2,769,034)	–
Cash and cash equivalents	39,593	18,348	1,018,338	–	1,076,279
Reinsurance assets	–	–	517,820	–	517,820
Other assets	10,815	2,106	86,506	–	99,427
Total assets	$2,008,427	531,757	5,307,600	(2,769,034)	$5,078,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,764,299	–	$2,764,299
Debt obligations	–	250,000	–	–	250,000
Other liabilities	10,050	1,714	54,310	–	66,074
Total liabilities	10,050	251,714	2,818,609	–	3,080,373

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	538	–	6,250	(6,250)	538
Additional paid-in capital	1,338,466	193,054	1,896,161	(2,089,215)	1,338,466
Accumulated other comprehensive loss	(24,339)	(2,513)	(26,814)	29,327	(24,339)
Retained earnings	683,655	89,502	613,394	(702,896)	683,655
Total shareholders' equity	1,998,377	280,043	2,488,991	(2,769,034)	1,998,377

Total liabilities and shareholders’ equity	$2,008,427	531,757	5,307,600	(2,769,034)	$5,078,750

Consolidating Statement of Operations For the Three Months Ended June 30, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	257,982	–	$257,982
Net investment income	255	175	46,502	–	46,932
Net realized gains (losses) on investments	–	1	(185)	–	(184)
Other income (expense), net	635	–	(6,862)	–	(6,227)
Total revenue	890	176	297,437	–	298,503
Expenses:
Net losses and loss adjustment expenses	–	–	93,392	–	93,392
Net acquisition expenses	–	–	66,137	–	66,137
Operating expenses	7,967	80	17,053	–	25,100
Net foreign currency exchange loss	–	–	1,998	–	1,998
Interest expense	–	4,751	–	–	4,751
Total expenses	7,967	4,831	178,580	–	191,378

Income (loss) before income tax expense (benefit)	(7,077)	(4,655)	118,857	–	107,125

Income tax expense (benefit)	300	(797)	5,265	–	4,768

Income (loss) before equity in earnings of subsidiaries	(7,377)	(3,858)	113,592	–	102,357
Equity in earnings of subsidiaries	109,734	11,961	8,329	(130,024)	–

Net income	102,357	8,103	121,921	(130,024)	102,357
Preferred dividends	2,602	–	–	–	2,602

Net income attributable to common shareholders	$99,755	8,103	121,921	(130,024)	$99,755

Consolidating Statement of Operations For the Three Months Ended June 30, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	295,918	–	$295,918
Net investment income	1,297	601	52,786	–	54,684
Net realized losses on investments	–	–	(1,639)	–	(1,639)
Other income (expense), net	2,025	–	(4,231)	–	(2,206)
Total revenue	3,322	601	342,834	–	346,757
Expenses:
Net losses and loss adjustment expenses	–	–	164,431	–	164,431
Net acquisition expenses	–	–	56,827	–	56,827
Operating expenses	8,348	90	17,670	–	26,108
Net foreign currency exchange gains	–	–	(1,416)	–	(1,416)
Interest expense	–	5,456	–	–	5,456
Total expenses	8,348	5,546	237,512	–	251,406

Income (loss) before income tax expense (benefit)	(5,026)	(4,945)	105,322	–	95,351

Income tax expense (benefit)	–	(1,224)	5,925	–	4,701

Income (loss) before equity in earnings of subsidiaries	(5,026)	(3,721)	99,397	–	90,650
Equity in earnings of subsidiaries	95,676	12,509	15,925	(124,110)	–

Net income	90,650	8,788	115,322	(124,110)	90,650
Preferred dividends	2,602	–	–	–	2,602

Net income attributable to common shareholders	$88,048	8,788	115,322	(124,110)	$88,048

Consolidating Statement of Operations For the Six Months Ended June 30, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	559,833	–	$559,833
Net investment income	855	400	94,739	–	95,994
Net realized gains (losses) on investments	–	4	(143)	–	(139)
Other income (expense), net	1,084	–	(5,290)	–	(4,206)
Total revenue	1,939	404	649,139	–	651,482
Expenses:
Net losses and loss adjustment expenses	–	–	253,595	–	253,595
Net acquisition expenses	–	–	126,679	–	126,679
Operating expenses	13,816	180	32,794	–	46,790
Net foreign currency exchange gains	–	–	(2,871)	–	(2,871)
Interest expense	–	9,501	–	–	9,501
Total expenses	13,816	9,681	410,197	–	433,694

Income (loss) before income tax expense (benefit)	(11,877)	(9,277)	238,942	–	217,788

Income tax expense (benefit)	300	(2,305)	12,265	–	10,260

Income (loss) before equity in earnings of subsidiaries	(12,177)	(6,972)	226,677	–	207,528
Equity in earnings of subsidiaries	219,705	25,426	19,336	(264,467)	–

Net income	207,528	18,454	246,013	(264,467)	207,528
Preferred dividends	5,204	–	–	–	5,204

Net income attributable to common shareholders	$202,324	18,454	246,013	(264,467)	$202,324

Consolidating Statement of Operations For the Six Months Ended June 30, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	580,766	–	$580,766
Net investment income	2,655	1,239	102,489	–	106,383
Net realized gains (losses) on investments	–	–	(1,657)	–	(1,657)
Other income (expense), net	1,855	–	(4,841)	–	(2,986)
Total revenue	4,510	1,239	676,757	–	682,506
Expenses:
Net losses and loss adjustment expenses	–	–	346,344	–	346,344
Net acquisition expenses	–	–	104,947	–	104,947
Operating expenses	13,659	186	35,469	–	49,314
Net foreign currency exchange gains	–	–	(1,458)	–	(1,458)
Interest expense	–	10,911	–	–	10,911
Total expenses	13,659	11,097	485,302	–	510,058

Income (loss) before income tax expense (benefit)	(9,149)	(9,858)	191,455	–	172,448

Income tax expense (benefit)	–	(3,406)	12,371	–	8,965

Income (loss) before equity in earnings of subsidiaries	(9,149)	(6,452)	179,084	–	163,483
Equity in earnings of subsidiaries	172,632	22,164	25,406	(220,202)	–

Net income	163,483	15,712	204,490	(220,202)	163,483
Preferred dividends	5,204	–	–	–	5,204

Net income attributable to common shareholders	$158,279	15,712	204,490	(220,202)	$158,279

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(6,712)	(7,666)	223,523	–	$209,145

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	–	–	7,691	–	7,691
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	–	542	668,018	–	668,560
Acquisition of available-for-sale fixed maturities	–	–	(820,720)	–	(820,720)
Proceeds from sale of other invested asset	–	–	–	–	–
Increase in short-term investments	–	–	(113,019)	–	(113,019)
Dividends from subsidiaries	185,000	–	–	(185,000)	–
Net cash provided by (used in) investing activities	185,000	542	(258,030)	(185,000)	(257,488)

Financing Activities:
Dividends paid to preferred shareholders	(5,204)	–	–	–	(5,204)
Dividends paid to common shareholders	(8,130)	–	(185,000)	185,000	(8,130)
Proceeds from exercise of share options	24,446	–	–	–	24,446
Purchase of common shares	(213,940)	–	–	–	(213,940)
Net cash used in financing activities	(202,828)	–	(185,000)	185,000	(202,828)

Net decrease in cash and cash equivalents	(24,540)	(7,124)	(219,507)	–	(251,171)

Cash and cash equivalents at beginning of period	39,592	18,349	1,018,338	–	1,076,279

Cash and cash equivalents at end of period	$15,052	11,225	798,831	–	$825,108

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(6,853)	(9,642)	229,961	–	$213,466

Investing Activities:
Proceeds from sale of available-for-sale fixed maturity securities	–		15,887	–	15,887
Proceeds from maturity or paydown of available-for-sale fixed maturity securities	–	1,475	603,785	–	605,260
Acquisition of available-for-sale fixed maturities	–	–	(780,459)	–	(780,459)
Proceeds from sale of other invested asset	–	–	4,745	–	4,745
Increase in short-term investments	–	–	22,506	–	22,506
Dividends from subsidiaries	–	10,000	–	(10,000)	–
Net cash provided by (used in) investing activities	–	11,475	(133,536)	(10,000)	(132,061)

Financing Activities:
Dividends paid to preferred shareholders	(5,204)	–	–	–	(5,204)
Dividends paid to common shareholders	(9,611)	–	(10,000)	10,000	(9,611)
Proceeds from exercise of share options	16,809	–	–	–	16,809
Purchase of common shares	(12,576)	–	–	–	(12,576)
Net cash used in financing activities	(10,582)	–	(10,000)	10,000	(10,582)

Net increase (decrease) in cash and cash equivalents	(17,435)	1,833	86,425	–	70,823

Cash and cash equivalents at beginning of period	106,039	39,294	706,319	–	851,652

Cash and cash equivalents at end of period	$88,604	41,127	792,744	–	$922,475

7. Company Share Repurchase

On August 4, 2004, our Board of Directors established a program to repurchase our common shares.  On July 26, 2007, our Board of Directors approved an increase in the then existing repurchase program to result in authority as of such date to repurchase up to a total of $250,000,000 of our common shares.  After repurchases of our common shares, on each of October 25, 2007, February 21, 2008, April 23, 2008 and July 24, 2008, our Board of Directors approved additional increases in the repurchase program to result in authority as of such dates to repurchase up to a total of $250,000,000 of our common shares.  During the three months ended June 30, 2008, the Company repurchased 1,315,000 of its common shares in the open market at an aggregate cost including commissions of $45,999,000 and a weighted average cost including commissions of $34.98 per share.  During the six months ended June 30, 2008, the Company repurchased 6,241,992 of its common shares in the open market at an aggregate cost including commissions of $213,940,000 and a weighted average cost including commissions of $34.27 per share.  All of the common shares we repurchased were canceled.

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

We write property and casualty reinsurance.  Property reinsurance protects a ceding company against financial loss arising out of damage to the insured’s property or loss of its use caused by an insured peril.  Property reinsurance covers damage principally to buildings and their contents and may be in the form of catastrophe coverage or per-risk coverage.  Catastrophe reinsurance coverage protects a ceding company against losses arising out of multiple claims for a single event, while per-risk reinsurance coverage protects a ceding company against loss arising out of a single claim for a single risk or policy.  We also write marine reinsurance which protects a ceding company against financial losses arising out of damage to ships and cargo or damage caused by ships.  Also included in marine are reinsurance contracts covering off-shore energy.  Casualty reinsurance protects a ceding company against financial loss arising out of the insured’s obligation to others for loss or damage to their persons or property.  Examples of casualty coverages are umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health.  Casualty reinsurance may also be in the form of catastrophe and per-risk contracts.

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

 Results of Operations

 Three Months Ended June 30, 2008 as Compared with the Three Months Ended June 30, 2007

Net income for the three months ended June 30, 2008 and 2007 was as follows ($ in thousands):

	2008	2007	Increase
Net income	$102,357	90,650	$11,707

The increase in net income in 2008 as compared with 2007 was primarily due to an increase in net underwriting income of $24,419,000.  Net Underwriting income consists of net premiums earned less net losses and loss adjustment expenses ("LAE"), net acquisition expenses and operating costs related to underwriting operations.  The increase in net underwriting income was due to an increase in net favorable development and a decrease in major catastrophe losses.  Actual reported losses were significantly less than expected and gained sufficient credibility in the current period to reduce estimated ultimate losses.  Net favorable development, which included the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions, was $36,826,000 and $22,193,000 in 2008 and 2007, respectively.  We had no major catastrophe losses in 2008 as compared with the estimated net adverse impacts in 2007 from European storm Kyrill and from the June floods in the United Kingdom of $13,100,000.  Partially offsetting the increase in net underwriting income was a decrease in net investment income of $7,752,000, which resulted from lower yields on investments.  Also, partially offsetting the increase in net underwriting income was an increase in the foreign currency exchange loss of $3,414,000 and an increase in other expenses of $4,021,000, primarily resulting from the decline in fair value of fixed maturities in our trading portfolio.

Gross, ceded and net premiums written and earned for the three months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Gross premiums written	$234,261	294,462	$(60,201)
Ceded premiums written	9,401	6,739	2,662
Net premiums written	224,860	287,723	(62,863)

Gross premiums earned	263,565	301,159	(37,594)
Ceded premiums earned	5,583	5,241	342
Net premiums earned	$257,982	295,918	$(37,936)

The decrease in gross premiums written in 2008 as compared with 2007 was primarily attributable to decreases in gross premiums written across most classes in the Casualty segment, partially offset by an increase in gross premiums written in the Property and Marine segment.  The comparison of gross premiums in 2008 with 2007 was affected by decreases in estimates in 2008 of net premiums written of $14,912,000 and net premiums earned of $16,160,000 that related to business written in prior underwriting years, compared with insignificant changes in 2007.  Ceded premium written increased as we purchased additional retrocession protection for our North American property catastrophe business.  The decrease in net premiums earned was due to the decreases in premiums written.

Net investment income for the three months ended June 30, 2008 and 2007 was $46,932,000 and $54,684,000, respectively.  Net investment income decreased in 2008 as compared with 2007 primarily due to a decrease in yields on invested assets.  Net investment income includes interest earned on funds held of $803,000 and $1,685,000 in 2008 and 2007, respectively.  Net realized losses on investments were $184,000 and $1,639,000 in 2008 and 2007, respectively.  Net realized gains and losses on investments primarily resulted from our efforts to manage credit quality.

Other expense for the three months ended June 30, 2008 and 2007 were $6,227,000 and $2,206,000, respectively.  Other expense in 2008 included $5,983,000 of net unrealized losses relating to changes in fair value of fixed maturity securities classified as trading, an expense of $960,000 for the fair value adjustment of derivative contracts, and $125,000 of net expense on reinsurance contracts accounted for as deposits.  Our trading portfolio consists of non-U.S. dollar denominated securities, primarily Euro and U.K. government bonds and during the quarter yields on those securities increased resulting in a decline in fair value.  Other expense in 2007 included $2,048,000 of net unrealized losses relating to changes in the fair value of fixed maturity securities classified as trading and $113,000 of net expense on reinsurance contracts accounted for as deposits.

Net losses and LAE and the resulting net loss and LAE ratios for the three months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Net losses and LAE	$93,392	164,431	$71,039
Net loss and LAE ratios	36.2%	55.6%	19.4 points

The decreases in net losses and LAE and the related ratios in 2008 as compared with 2007 were due to a decrease in major catastrophe losses and an increase in net favorable loss development.  We had no major catastrophe losses in 2008 as compared with $14,700,000 of losses in 2007 from European storm Kyrill and June floods in the United Kingdom, which, with related premium adjustments, increased the net loss and LAE ratio in 2007 by 5.0 points.  Net favorable loss development was $47,355,000 in 2008 as compared with $24,615,000 in 2007.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 18.6 and 8.3 points, respectively.  Rates across most of our classes of business have declined resulting in higher net loss and LAE ratios in 2008.  However, net premiums earned increased in the Property and Marine segment and decreased in the Casualty segment.  Net loss ratios are generally higher in the Casualty segment, in the absence of major catastrophe losses, so as a result these changes in the mix of business between these two segments contributed to a lower net loss ratio.

Net acquisition expenses and resulting net acquisition expense ratios for the three months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net acquisition expenses	$66,137	56,827	$9,310
Net acquisition expense ratios	25.6%	19.2%	6.4 points

The increases in net acquisition expenses and the related net acquisition expense ratio in 2008 as compared with 2007 were primarily due to increases in commissions related to prior years.  Net increases in commissions related to prior years were $13,387,000 and $2,363,000 in 2008 and 2007, respectively.  The net adjustments to commissions and premiums related to prior years’ losses decreased the net acquisition ratios by 5.2 points and 0.8 points in 2008 and 2007, respectively.  The increase in the net acquisition expense ratio was also impacted by changes in the mix of business within both the Property and Marine and Casualty segments.

Operating expenses were $25,100,000 and $26,108,000 for the three months ended June 30, 2008 and 2007, respectively.  Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings and its non-operating intermediate holding company subsidiaries.  The decrease in expenses in 2008 as compared with 2007 was primarily due to the expiration on September 30, 2007 of the Services and Capacity Reservation Agreement with Renaissance Re Holdings Ltd. ("RenaissanceRe") effective October 1, 2002 (the "RenRe Agreement") pursuant to which RenaissanceRe provided consulting services to us in connection with our property catastrophe book of business.  In 2007 we incurred fees of $2,172,000 under the RenRe Agreement.  Partially offsetting this decrease was an increase in performance based compensation accruals in 2008 as compared with 2007.

Net foreign currency exchange (gains) losses for the three months ended June 30, 2008 and 2007 were $1,998,000 and ($1,416,000), respectively.  We routinely transact business in various currencies other than the U.S. dollar.  Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in currencies other than the U.S. dollar.  Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.  We periodically monitor our foreign currency exposures and may purchase or sell foreign currency denominated assets based on these exposures.  The net foreign currency exchange losses in 2008 were the result of us holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro, as the U.S. dollar strengthened against the Euro.

Interest expense for the three months ended June 30, 2008 and 2007 was $4,751,000 and $5,456,000, respectively.  The decrease in interest expense in 2008 as compared with 2007 was the result of a reduction in our debt obligations outstanding in 2008 as compared to 2007.

Income tax expense and the effective income tax rates for the three months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Income tax expense	$4,768	4,701	$67
Effective income tax rates	4.5%	4.9%	(0.4) points

The increase in income tax expense for 2008 as compared with 2007 was due to the increase in taxable income generated by our subsidiaries that operate in taxable jurisdictions.  The decrease in the effective income tax rate was due to a greater portion of income before income tax expense being generated by Platinum Holdings and Platinum Bermuda in 2007, which are not subject to corporate income tax.  In 2008, the percentage of the combined net income derived from Platinum Holdings and Platinum Bermuda was 87.1% as compared with 77.2% in 2007.  The effective tax rate in any given year is based on income before income tax expense of our subsidiaries that operate in various jurisdictions, each of which has its own corporate income tax rate.

 Six Months Ended June 30, 2008 as Compared with the Six Months Ended June 30, 2007

Net income for the six months ended June 30, 2008 and 2007 was as follows ($ in thousands):

	2008	2007	Increase
Net income	$207,528	163,483	$44,045

The increase in net income in 2008 as compared with 2007 was primarily due to an increase in underwriting income of $52,788,000.  The increase in underwriting income was due to an increase in net favorable development and a decrease in major catastrophe losses.  Net favorable development was $66,281,000 and $36,088,000 in 2008 and 2007, respectively.  The estimated net adverse impact in 2008 from European storm Emma was $5,356,000 as compared to the estimated net adverse impact of $33,100,000 from European storm Kyrill and the June floods in the United Kingdom in 2007.  Partially offsetting the increase in underwriting income in 2008 was a decrease in investment income of $10,389,000, which was the result of a decrease in investment yields.

Gross, ceded and net premiums written and earned for the six months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Gross premiums written	$534,615	597,597	$(62,982)
Ceded premiums written	13,484	10,957	2,527
Net premiums written	521,131	586,640	(65,509)

Gross premiums earned	570,440	593,182	(22,742)
Ceded premiums earned	10,607	12,416	(1,809)
Net premiums earned	$559,833	580,766	$(20,933)

The decrease in gross premiums written in 2008 as compared with 2007 was primarily attributable to decreases in gross premiums written across most classes in the Casualty segment, partially offset by an increase in gross written premiums in the Property and Marine segment.  Ceded premiums written increased as we purchased additional retrocession protection for our North American property catastrophe business.  The decrease in net premiums earned was due to a decrease in net premiums written.

Net investment income for the six months ended June 30, 2008 and 2007 was $95,994,000 and $106,383,000, respectively.  Net investment income decreased in 2008 as compared with 2007 due to a decrease in yields on invested assets.  Net investment income included interest earned on funds held of $1,640,000 and $3,390,000 in 2008 and 2007, respectively.  Net realized losses on investments were $139,000 and $1,657,000 in 2008 and 2007, respectively.  Net realized gains and losses on investments primarily resulted from our efforts to manage credit quality.

Other expense for the six months ended June 30, 2008 and 2007 was $4,206,000 and $2,986,000, respectively.  Other expense in 2008 included $3,057,000 of net unrealized losses relating to changes in fair value of fixed maturity securities classified as trading, an expense of $1,770,000 for the fair value adjustment of derivative contracts, and $248,000 of net expense on reinsurance contracts accounted for as deposits.  Other expense in 2007 included $2,713,000 of net unrealized losses relating to changes in the fair value of fixed maturity securities classified as trading and $228,000 of net expense relating to reinsurance contracts accounted for as deposits.

Net losses and LAE and the resulting net loss and LAE ratios for the six months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Net losses and LAE	$253,595	346,344	$92,749
Net loss and LAE ratios	45.3%	59.6%	14.3 points

The decreases in net losses and LAE and the related ratios in 2008 as compared with 2007 were due to a decrease in major catastrophe losses and an increase in net favorable loss development.  The decrease in net losses and LAE is also due to the decrease in net premiums earned.  European storm Emma resulted in $7,320,000 of losses in 2008, which, with related premium adjustments, increased the net loss and LAE ratio by 1.3 points.  European storm Kyrill and the June floods in the United Kingdom resulted in net losses of $39,200,000 in 2007 which, with related premium adjustments, increased the net loss and LAE ratio by 6.8 points.  Net losses and LAE and the resulting net loss and LAE ratios were also impacted by net favorable loss development of $76,441,000 in 2008 and $37,192,000 in 2007.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 13.9 and 6.4 points, respectively.  Rates across most of our classes of business have declined resulting in higher net loss and LAE ratios.  However, net premiums earned increased in the Property and Marine segment and decreased in the Casualty segment.  Net loss ratios are generally lower in the Property and Marine segment in the absence of major catastrophe losses so this change in the mix of business offset the effect of the overall decline in rates.

Net acquisition expenses and resulting net acquisition expense ratios for the six months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net acquisition expenses	$126,679	104,947	$21,732
Net acquisition expense ratios	22.6%	18.1%	4.5 points

The increases in net acquisition expenses and the related net acquisition expense ratio in 2008 as compared with 2007 were primarily due to increases in commissions related to prior years.  Net increases in commissions in 2008 relating to prior years were $18,955,000 in 2008, as compared with insignificant adjustments in 2007.  Net adjustments to commissions and premiums related to prior years’ losses decreased the net acquisition ratio by 3.4 points in 2008.  The increase in the net acquisition expense ratio was also impacted by changes in the mix of business within both the Property and Marine and Casualty segments.

Operating expenses for the six months ended June 30, 2008 and 2007 were $46,790,000 and $49,314,000, respectively.  The decrease in 2008 as compared with 2007 was primarily due to the expiration on September 30, 2007 of the RenRe Agreement.  In 2007 we incurred fees of $5,052,000 under the RenRe Agreement.  Partially offsetting this decrease was an increase in performance based compensation in 2008 as compared with 2007.

Net foreign currency exchange gains for the six months ended June 30, 2008 and 2007 were $2,871,000 and $1,458,000, respectively.  Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in currencies other than the U.S. dollar.  The net foreign currency exchange gains in 2008 were the result of our holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro, in the normal course of doing business in these currencies, while the U.S. dollar declined in value against these currencies.

Interest expense for the six months ended June 30, 2008 and 2007 was $9,501,000 and $10,911,000, respectively.  The decrease in interest expense was the result of a reduction in our debt obligations outstanding in 2008 as compared to 2007.

Income tax expense and the effective income tax rates for the six months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Income tax expense	$10,260	8,965	$1,295
Effective income tax rates	4.7%	5.2%	(0.5) points

The increase in income tax expense in 2008 as compared with 2007 was due to the increase in taxable income generated by our subsidiaries that operate in taxable jurisdictions.  The decrease in the effective income tax rate was the result of a greater portion of income before income tax expense being generated by Platinum Holdings and Platinum Bermuda in 2008, which are not subject to corporate income tax.  In 2008, the percentage of the combined net income before income tax expense derived from Platinum Holdings and Platinum Bermuda was 85.5% as compared to 79.0% in 2007.  The effective tax rate in any given period is based on income before income tax expense of our subsidiaries that operate in various taxable jurisdictions, each of which has its own corporate income tax rate.

Segment Information

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses.  Total underwriting income is reconciled to income before income tax expense.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments for the three and six months ended June 30, 2008 and 2007 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

Three months ended June 30, 2008:
Net premiums written	$118,588	102,893	3,379	$224,860
Net premiums earned	141,716	113,245	3,021	257,982
Net losses and LAE	33,367	66,783	(6,758)	93,392
Net acquisition expenses	24,774	32,214	9,149	66,137
Other underwriting expenses	9,635	6,991	365	16,991
Segment underwriting income	$73,940	7,257	265	81,462

Net investment income				46,932
Net realized losses on investments				(184)
Net foreign currency exchange losses				(1,998)
Other expense				(6,227)
Corporate expenses not allocated to segments				(8,109)
Interest expense				(4,751)
Income before income tax expense				$107,125

Ratios:
Net loss and LAE	23.5%	59.0%	(223.7%)	36.2%
Net acquisition expense	17.5%	28.4%	302.8%	25.6%
Other underwriting expense	6.8%	6.2%	12.1%	6.6%
Combined	47.8%	93.6%	91.2%	68.4%

Three months ended June 30, 2007:
Net premiums written	$119,226	162,548	5,949	$287,723
Net premiums earned	125,136	163,845	6,937	295,918
Net losses and LAE	43,242	117,993	3,196	164,431
Net acquisition expenses	16,264	40,061	502	56,827
Other underwriting expenses	10,582	6,442	593	17,617
Segment underwriting income (loss)	$55,048	(651)	2,646	57,043

Net investment income				54,684
Net realized gains on investments				(1,639)
Net foreign currency exchange gains				1,416
Other expense				(2,206)
Corporate expenses not allocated to segments				(8,491)
Interest expense				(5,456)
Income before income tax expense				$95,351

Ratios:
Net loss and LAE	34.6%	72.0%	46.1%	55.6%
Acquisition expense	13.0%	24.5%	7.2%	19.2%
Other underwriting expense	8.5%	3.9%	8.5%	6.0%
Combined	56.1%	100.4%	61.8%	80.8%

	Property and Marine	Casualty	Finite Risk	Total

Six Months Ended June 30, 2008:
Net premiums written	$287,405	228,469	5,257	$521,131
Net premiums earned	295,106	260,740	3,987	559,833
Net losses and LAE	95,406	166,176	(7,987)	253,595
Net acquisition expenses	45,428	69,702	11,549	126,679
Other underwriting expenses	18,231	13,786	675	32,692
Segment underwriting income (loss)	$136,041	11,076	(250)	146,867

Net investment income				95,994
Net realized losses on investments				(139)
Net foreign currency exchange gains				2,871
Other expense				(4,206)
Corporate expenses not allocated to segments				(14,098)
Interest expense				(9,501)
Income before income tax expense				$217,788

Ratios:
Net loss and LAE	32.3%	63.7%	(200.3%)	45.3%
Net acquisition expense	15.4%	26.7%	289.7%	22.6%
Other underwriting expense	6.2%	5.3%	16.9%	5.8%
Combined	53.9%	95.7%	106.3%	73.7%

Six Months Ended June 30, 2007:
Net premiums written	$256,880	314,731	15,029	$586,640
Net premiums earned	244,846	317,864	18,056	580,766
Net losses and LAE	105,869	230,375	10,100	346,344
Net acquisition expenses	32,199	72,096	652	104,947
Other underwriting expenses	20,610	13,159	1,627	35,396
Segment underwriting income	$86,168	2,234	5,677	94,079

Net investment income				106,383
Net realized losses on investments				(1,657)
Net foreign currency exchange gains				1,458
Other expense				(2,986)
Corporate expenses not allocated to segments				(13,918)
Interest expense				(10,911)
Income before income tax expense				$172,448

Ratios:
Net loss and LAE	43.2%	72.5%	55.9%	59.6%
Net acquisition expense	13.2%	22.7%	3.6%	18.1%
Other underwriting expense	8.4%	4.1%	9.0%	6.1%
Combined	64.8%	99.3%	68.5%	83.8%

        Property and Marine

The Property and Marine operating segment includes principally property (including crop) and marine reinsurance coverages that are written in the United States and international markets.  This business includes property catastrophe excess-of-loss contracts, property per-risk excess-of-loss contracts and property proportional contracts.  This operating segment represented 52.7% and 41.4% of our net premiums written during the three months ended June 30, 2008 and 2007, respectively, and 55.2% and 43.8% of our net premiums written in the six months ended June 30, 2008 and 2007, respectively.

 Three Months Ended June 30, 2008 as Compared with the Three Months Ended June 30, 2007

Gross, ceded and net premiums written and earned for the three months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Gross premiums written	$128,022	125,937	$2,085
Ceded premiums written	9,434	6,711	2,723
Net premiums written	118,588	119,226	(638)

Gross premiums earned	147,332	130,363	16,969
Ceded premiums earned	5,616	5,227	389
Net premiums earned	$141,716	125,136	$16,580

The increase in gross premiums written in 2008 as compared with 2007 was primarily due to an increase in North American crop business which was substantially offset by decreases in North American property and marine as well as decreases in estimates of net premiums written related to business written in prior underwriting years.  The decreases in estimates in 2008 of net premiums written and net premiums earned were $4,610,000 and $2,653,000, respectively.  The increase in ceded premiums written was attributable to the purchase of additional retrocession protection for our North American property catastrophe business.  Net premiums earned in 2008 increased primarily as a result of increases in net premiums written in prior quarters.

Net losses and LAE and the resulting net loss and LAE ratios for the three months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Net losses and LAE	$33,367	43,242	$9,875
Net loss and LAE ratios	23.5%	34.6%	11.1 points

The decreases in net losses and LAE and the related ratios in 2008 as compared with 2007 were due to a decrease in major catastrophe losses and an increase in net favorable loss development.  Net favorable loss development was $22,857,000 and $18,756,000 in 2008 and 2007, respectively.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 16.4 and 14.9 points, respectively.  We had no significant net losses from major catastrophes in 2008 as compared with losses of $14,700,000 in 2007 from European storm Kyrill and from the June floods in the United Kingdom, which, with related premium adjustments, increased the net loss and LAE ratio by 11.9 points.  Exclusive of the catastrophe losses and net favorable loss development, the net loss and LAE ratio increased by approximately 2.1 points in 2008 as compared to 2007.  Expected loss ratios for the 2008 underwriting year for most classes were higher than for the 2007 underwriting year due to decreasing rates.  The net loss and LAE ratios were also affected by changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the three months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net acquisition expenses	$24,774	16,264	$8,510
Net acquisition expense ratios	17.5%	13.0%	4.5 points

The increase in net acquisition expenses in 2008 as compared with 2007 was primarily due to an increase in net premiums earned.  The increase in the net acquisition expense ratio was due in part to an increase in commissions related to prior years.  Net increases in commissions in 2008 relating to prior years were $2,875,000 in 2008, as compared with insignificant adjustments in 2007.  Net adjustments to commissions and premiums related to prior years’ losses decreased the net acquisition ratio by 2.1 points in 2008.  The increase in the net acquisition expense ratios was also due to changes in the mix of business.

Other underwriting expenses in 2008 and 2007 were $9,635,000 and $10,582,000, respectively.  The decrease in 2008 as compared with 2007 was primarily due to the expiration of the RenRe Agreement on September 30, 2007.  Other underwriting expenses in 2007 included fees of $2,172,000, relating to the RenRe Agreement.  This decrease was partially offset by increased performance based compensation accruals allocated to the Property and Marine segment.

 Six Months Ended June 30, 2008 as Compared with the Six Months Ended June 30, 2007

Gross, ceded and net premiums written and earned for the six months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Gross premiums written	$300,922	269,728	$31,194
Ceded premiums written	13,517	12,848	669
Net premiums written	287,405	256,880	30,525

Gross premiums earned	305,746	259,180	46,566
Ceded premiums earned	10,640	14,334	(3,694)
Net premiums earned	$295,106	244,846	$50,260

The increase in gross premiums written in 2008 as compared with 2007 was primarily due to an increase in North American crop business.  In addition, there was an increase in reinstatement premiums in the ocean marine class associated with large loss activity.  The increase in ceded premiums written was attributable to the purchase of additional retrocession protection for our North American property catastrophe business.  This increase was partially offset by a decrease that resulted from the non-renewal in 2007 of a quota share retrocessional agreement under which we ceded 30% of our property catastrophe business.  Net premiums earned in 2008 increased primarily as a result of the increase in net premiums written.

Net losses and LAE and the resulting net loss and LAE ratios for the six months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Net losses and LAE	$95,406	105,869	$10,463
Net loss and LAE ratios	32.3%	43.2%	10.9 points

The decreases in net losses and LAE and the related ratios in 2008 as compared to 2007 were due to a decrease in major catastrophe losses and an increase in net favorable loss development.  European storm Emma resulted in $7,320,000 of losses in 2008 which, with related premium adjustments, increased the net loss and LAE ratio by 2.5 points, compared to European storm Kyrill and the June floods in the United Kingdom that resulted in $39,200,000 of losses in 2007, which, with related premium adjustments, increased the net loss and LAE ratio by 16.4 points.  Net losses and LAE and the resulting net loss and LAE ratios were also impacted by net favorable loss development of $38,088,000 in 2008 as compared with $26,951,000 during 2007.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 13.3 and 11.0 points, respectively.  Exclusive of losses related to European storms Emma and Kyrill, the June floods in the United Kingdom and net favorable development, the net loss and LAE ratio increased by approximately 5.2 points due primarily to an increase in crop quota share business that has a higher expected loss ratio than the remainder of the segment.  In addition, expected loss ratios for the 2008 underwriting year for most classes were higher than for the 2007 underwriting year due to decreasing rates.  The net loss and LAE ratios were also affected by other changes in the mix of business.

Net acquisition expenses and the resulting net acquisition expense ratios for the six months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net acquisition expenses	$45,428	32,199	$13,229
Net acquisition expense ratios	15.4%	13.2%	2.2 points

The increase in net acquisition expenses in 2008 as compared with 2007 was due, in part, to an increase in net premiums earned.  The net acquisition expenses and resulting net acquisition expense ratio in 2008 were also affected by an increase in commissions related to prior years.  Net increases in commissions related to prior years were $3,045,000 and $465,000 in 2008 and 2007, respectively.  The net adjustments to commissions and premiums related to prior years’ losses increased the net acquisition ratio by 1.1 points in 2008, and decreased the ratio by 0.2 points in 2007.  The increase in the net acquisition expense ratio in 2008 as compared with 2007 was also due to changes in the mix of business.

Other underwriting expenses in 2008 and 2007 were $18,231,000 and $20,610,000 respectively.  The decrease in 2008 as compared with 2007 was primarily due to the expiration of the RenRe Agreement on September 30, 2007.  Other underwriting expenses in 2007 included fees of $5,052,000, relating to the RenRe Agreement.  This decrease was partially offset by increased performance based compensation accruals allocated to the Property and Marine segment.

        Casualty

The Casualty operating segment principally includes reinsurance contracts that cover umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health.  This operating segment represented 45.8% and 56.5% of our net premiums written during the three months ended June 30, 2008 and 2007, respectively, and 43.8% and 53.6% of our net premiums written during the six months ended June 30, 2008 and 2007, respectively.

 Three Months Ended June 30, 2008 as Compared with the Three Months Ended June 30, 2007

Gross, ceded and net premiums written and earned for the three months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Gross premiums written	$102,860	162,576	$59,716
Ceded premiums written	(33)	28	61
Net premiums written	102,893	162,548	59,655

Gross premiums earned	113,212	163,859	50,647
Ceded premiums earned	(33)	14	47
Net premiums earned	$113,245	163,845	$50,600

The decrease in net premiums written in 2008 as compared with 2007 was primarily due to decreases in business underwritten in 2007 and 2008 across most North American casualty classes, with the most significant decreases in the North American excess classes.  The decrease was the result of fewer opportunities that met our underwriting standards.  The decreases in premiums written and earned were also impacted by decreases in estimates of net premiums written related to business written in prior underwriting years.  The decreases in estimates in 2008 of net premiums written and net premiums earned were $10,279,000 and $13,484,000, respectively.  The decrease in net premiums earned was the result of the decrease in net premiums written.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE and the resulting net loss and LAE ratios for the three months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Net losses and LAE	$66,783	117,993	$51,210
Net loss and LAE ratios	59.0%	72.0%	13.0 points

The decrease in net losses and LAE in 2008 as compared with 2007 was primarily due to the decrease in net premiums earned and an increase in net favorable loss development.  Net favorable loss development was $15,567,000 in 2008 as compared with $2,033,000 in 2007.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 13.8 and 1.2 points, respectively.  Rates across most of our classes of business have declined resulting in higher net loss and LAE ratios.  However, the decrease in estimated premiums of $13,484,000 related to casualty contracts with loss ratios higher than the remainder of the segment contributed to the decline in the loss ratio.  Also impacting the loss ratio were other changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the three months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Net acquisition expenses	$32,214	40,061	$(7,847)
Net acquisition expense ratios	28.4%	24.5%	3.9 points

The decrease in net acquisition expenses in 2008 as compared with 2007 was due to the decrease in net premiums earned.  The increase in the net acquisition expense ratio was due, in part, to increases in commissions in 2008 relating to prior years and to deteriorating terms and conditions that have generally resulted in higher commission and brokerage rates.  Net increases in commissions in 2008 relating to prior years were $1,994,000, representing 1.8% of net premiums earned as compared with increases of $607,000 in 2007, representing 0.4% of net premiums earned.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Other underwriting expenses for the three months ended June 30, 2008 and 2007 were $6,991,000 and $6,442,000, respectively.  This increase was primarily due to increased performance based compensation accruals allocated to the Casualty segment.

 Six Months Ended June 30, 2008 as Compared with the Six Months Ended June 30, 2007

Gross, ceded and net premiums written and earned for the six months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Gross premiums written	$228,436	314,782	$86,346
Ceded premiums written	(33)	51	84
Net premiums written	228,469	314,731	86,262

Gross premiums earned	260,707	317,888	57,181
Ceded premiums earned	(33)	24	57
Net premiums earned	$260,740	317,864	$57,124

The decrease in net premiums written in 2008 as compared with 2007 was primarily due to decreases in business underwritten in 2007 and 2008 across most North American casualty classes, with the most significant decreases in the umbrella class.  The decrease was the result of fewer opportunities that met our underwriting standards.  The decrease in net premiums earned was the result of the decrease in net premiums written.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE and the resulting net loss and LAE ratios for the six months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Net losses and LAE	$166,176	230,375	$64,199
Net loss and LAE ratios	63.7%	72.5%	8.8 points

The decreases in net losses and LAE and the related ratios in 2008 as compared with 2007 were primarily due to a decrease in net premiums earned and an increase in net favorable loss development.  Net favorable loss development was $27,655,000 in 2008 as compared with $3,430,000 in 2007.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 10.6 and 1.1 points, respectively.  Exclusive of net favorable loss development, the net loss and LAE ratio increased in 2008 as compared with 2007 due to higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy.  The net loss and LAE ratios were also affected by changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the six months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Net acquisition expenses	$69,702	72,096	$(2,394)
Net acquisition expense ratios	26.7%	22.7%	4.0 points

The decrease in net acquisition expenses in 2008 as compared with 2007 was due to the decrease in net premiums earned.  The increase in the net acquisition expense ratio in 2008 as compared with 2007 was due, in part, to differences in commissions relating to prior years and to deteriorating terms and conditions that have generally resulted in higher commission and brokerage rates.  Net acquisition expenses in 2008 included an increase in commissions relating to prior years of $5,412,000, representing 2.1% of net premiums earned as compared with a decrease of $1,583,000 in 2007, representing 0.5% of net premiums earned.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Other underwriting expenses were comparable at $13,786,000 and $13,159,000 for the six months ended June 30, 2008 and 2007, respectively.

        Finite Risk

The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our downside risk, reinsurance contracts that we classify as finite risk provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products.  The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of our finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.  Due to the often significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The ongoing industry-wide investigations by legal and regulatory authorities into potential misuse of finite products have curtailed demand for these products beginning in 2005.  This diminished demand continues in 2008.  This operating segment represented 1.5% and 2.1% of our net premiums written during the three months ended June 30, 2008 and 2007, respectively, and 1.0% and 2.6% of our net premiums written during the six months ended June 30, 2008 and 2007, respectively.

 Three Months Ended June 30, 2008 as Compared with the Three Months Ended June 30, 2007

Gross, ceded and net premiums written and earned for the three months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Gross premiums written	$3,379	5,949	$2,570
Ceded premiums written	–	–	–
Net premiums written	3,379	5,949	2,570

Gross premiums earned	3,021	6,937	3,916
Ceded premiums earned	–	–	–
Net premiums earned	$3,021	6,937	$3,916

The decreases in net premiums written and net premiums earned in 2008 as compared with 2007 reflect the continuing reduction in the demand for finite business.

Net losses and LAE, net acquisition expenses and the resulting net loss, LAE and acquisition expense ratios for the three months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Net losses and LAE	$(6,758)	3,196	$(9,954)
Net acquisition expenses	9,149	502	8,647
Net losses, LAE and acquisition expenses	$2,391	3,698	$(1,307)
Net loss, LAE and acquisition expense ratios	79.1%	53.3%	25.8 points

The decrease in net losses, LAE and acquisition expenses in 2008 as compared with 2007 was primarily due to the decrease in net premiums earned.  The increase in the net loss, LAE and acquisition expense ratio was due to more net favorable development in 2007 as compared with 2008.  Net favorable development was $413,000 in 2008 as compared with $1,821,000 in 2007.  Net favorable development and premium adjustments related to prior years’ losses decreased the net loss, LAE and acquisition expense ratios in 2008 and 2007 by 13.7 and 27.5 points, respectively.  Exclusive of net favorable development, the increase in the net loss, LAE and acquisition expense ratio is the result of a change in the mix of business.

Other underwriting expenses for the three months ended June 30, 2008 and 2007 were $365,000 and $593,000, respectively.  The decrease in 2008 as compared with 2007 is the result of less expense incurred by the Finite Risk segment as the demand for finite risk products decreases.

 Six Months Ended June 30, 2008 as Compared with the Six Months Ended June 30, 2007

Gross, ceded and net premiums written and earned for the six months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Gross premiums written	$5,257	13,087	$(7,830)
Ceded premiums written	–	(1,942)	1,942
Net premiums written	5,257	15,029	(9,772)

Gross premiums earned	3,987	16,114	(12,127)
Ceded premiums earned	–	(1,942)	1,942
Net premiums earned	$3,987	18,056	$(14,069)

The decreases in net premiums written and net premiums earned in 2008 as compared with 2007 reflect the continuing reduction in the demand for finite business.

Net losses and LAE, net acquisition expenses and the resulting net loss, LAE and acquisition expense ratios for the six months ended June 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Net losses and LAE	$(7,987)	10,100	$(18,087)
Net acquisition expenses	11,549	652	10,897
Net losses, LAE and acquisition expenses	$3,562	10,752	$(7,190)
Net loss, LAE and acquisition expense ratios	89.3%	59.5%	29.8 points

The decrease in net losses, LAE and acquisition expenses in 2008 as compared with 2007 was primarily due to the decrease in net premiums earned.  The increase in the net loss, LAE and acquisition expense ratio was primarily due to more net favorable development in 2007 as compared with 2008.  Net favorable development was $200,000 in 2008 as compared with $4,509,000 in 2007.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss, LAE and acquisition expense ratios in 2008 and 2007 by 5.0 and 25.1 points, respectively.  Exclusive of net favorable development, the increase in the net loss, LAE and acquisition expense ratio is the result of a change in the mix of business.

Other underwriting expenses for the six months ended June 30, 2008 and 2007 were $675,000 and $1,627,000, respectively.  The decrease in 2008 as compared with 2007 was due to a decline in underwriting activity in the segment and a lower percentage of underwriting expenses allocated to the segment.

 Financial Condition, Liquidity and Capital Resources

        Financial Condition

Cash and cash equivalents and investments as of June 30, 2008 and December 31, 2007 were as follows ($ in thousands):

	June 30, 2008	December 31, 2007	Increase (decrease)
Cash and cash equivalents	$825,108	1,076,279	$(251,171)
Fixed maturity securities	3,416,574	3,361,741	54,833
Preferred stocks	8,782	9,607	(825)
Short-term investments	127,951	13,876	114,075
Total	$4,378,415	4,461,503	$(83,088)

The net decrease in total cash and cash equivalents and investments as of June 30, 2008 as compared with December 31, 2007 was primarily due to our share repurchases in 2008.  Our available-for-sale and trading portfolios are primarily composed of diversified, high quality, predominantly publicly traded fixed maturity securities.  The investment portfolio, excluding cash and cash equivalents, had a weighted average duration of 3.2 years as of June 30, 2008.  We routinely monitor the composition of our investment portfolio and cash flows in order to maintain the liquidity necessary to meet our obligations.

As of June 30, 2008, we had $1,542,049,000 of mortgage-backed and asset-backed securities in our investment portfolio, representing approximately 35% of cash and cash equivalents and investments.  The following is a breakdown of our mortgage-backed and asset-backed securities as of June 30, 2008 ($ in thousands):

	Amortized Cost	Fair Value	Weighted Average Credit Rating
U.S. Government agency mortgage-backed securities	$718,919	$717,892	Aaa
Commercial mortgage-backed securities	437,729	417,109	Aaa
Asset-backed securities	244,644	233,743	Aaa
Residential mortgage-backed securities	187,141	173,305	Aa
Total	$1,588,433	$1,542,049	Aaa

Approximately 47% of the mortgage-backed and asset-backed securities in our investment portfolio were issued or guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation and are referred to as U.S. Government agency mortgage-backed securities.  Included in residential mortgage-backed securities were securities with an amortized cost of $21,694,000 and fair value of $19,381,000 where the underlying collateral consists primarily of “Alt-A” mortgages.  These securities had a weighted average credit rating of Aa at June 30, 2008.

The U.S. sub-prime residential mortgage market continues to experience higher than expected delinquencies and decreasing liquidity which has, in turn, resulted in increased volatility in the financial markets in general and the structured securities markets in particular.  Our securities with underlying sub-prime mortgage exposure were categorized above as asset-backed securities and were investment grade at June 30, 2008.  The following table summarizes the nine asset-backed securities within our fixed income portfolio exposed to the sub-prime residential mortgage market as of June 30, 2008 ($ in thousands):

	Amortized Cost	Fair Value
Vintage year 2005 and ratings of Aa or A	$38,134	$27,340
Vintage year 2006 and ratings of Aaa or Aa	3,993	2,753
Total	$42,127	$30,093

We continually monitor market events that impact our portfolio, including our sub-prime securities, and review sub-prime securities along with the rest of our portfolio for potential other-than-temporary impairments.  We did not consider any of the mortgage-backed and asset-backed securities we held to be other-than-temporarily impaired as of June 30, 2008.

Certain assets and liabilities associated with underwriting include significant estimates.  Reinsurance premiums receivable, deferred acquisition costs, unpaid losses and LAE, unearned premiums and commissions payable all represent or include significant estimates.  Reinsurance premiums receivable as of June 30, 2008 of $262,128,000 included $237,091,000 that was based upon estimates.  Reinsurance premiums receivable as of December 31, 2007 of $244,360,000 included $195,890,000 that was based upon estimates.  Reinsurance premiums receivable at any point in time is a function of the amount of premiums written as well as the contractual terms of settlement included in each reinsurance agreement.  The increase in reinsurance premiums receivable as of June 30, 2008 as compared with December 31, 2007 was primarily due to the contractual terms of settlement included in reinsurance agreements in lines of business such as in the North American crop business.  An allowance for uncollectible reinsurance premiums is considered for possible non-payment of such amounts due, as deemed necessary.  As of June 30, 2008, based on our historical experience, the general profile of our ceding companies and our ability, in most cases, to contractually offset reinsurance premiums receivable with losses and LAE or other amounts payable to the same parties, we did not establish an allowance for uncollectible reinsurance premiums receivable.

Gross unpaid losses and LAE as of June 30, 2008 of $2,352,116,000 included $1,680,652,000 of estimates of claims that are incurred but not reported ("IBNR").  Gross unpaid losses and LAE as of December 31, 2007 of $2,361,038,000 included $1,700,454,000 of IBNR.  The decrease in unpaid losses related primarily to the casualty lines of business as minor increases in the property and marine lines were offset by declines in unpaid losses related to finite business.

Commissions payable includes estimated commissions that are comprised of estimated profit commission and commission on premium estimates.  Commissions payable as of June 30, 2008 of $110,346,000 included $100,954,000 of estimated commissions.  Commissions payable as of December 31, 2007 of $100,204,000 included $91,035,000 of estimated commissions.  The increase in commissions payable as of June 30, 2008 as compared with December 31, 2007 is consistent with the increase in reinsurance premiums receivable.

We entered into two derivative contracts during the first six months of 2008.  The first was an option to purchase retrocessional protection.  The second was a derivative contract under which we can recover up to $120,000,000 from the counterparty if modeled losses from both a first and second catastrophe event exceed a specified attachment point.  The fair values of these derivatives were adjusted and the resulting unrealized loss of $1,770,000 was included in other expense in 2008.  We expect to enter into another derivative contract during the third quarter of 2008 under which we can recover up to $200,000,000 from the counterparty if modeled losses from second and subsequent catastrophe events involving certain perils and territories exceed specific thresholds.

        Sources of Liquidity

Our consolidated sources of funds consist primarily of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, issuance of securities and actual cash and cash equivalents held by us.  Net cash flows provided by operations, excluding trading security activities, for the six months ended June 30, 2008 were $167,513,000.

Platinum Holdings is a holding company that conducts no reinsurance operations of its own.  Our reinsurance operations are conducted primarily through our wholly owned reinsurance subsidiaries, Platinum Bermuda and Platinum US.  As a holding company, the cash flows of Platinum Holdings consist primarily of interest income, dividends and other permissible payments from its subsidiaries and issuances of securities.  Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the payment of preferred dividends, common dividends and repurchases of common shares.

In addition to the net cash flows generated from operations, we have an effective universal shelf registration statement whereby we may issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of such securities, including debt securities of Platinum Finance that would be unconditionally guaranteed by Platinum Holdings.  This shelf registration statement had approximately $440,000,000 of remaining capacity as of June 30, 2008.  We also have a $400,000,000 credit facility with a syndicate of lenders available for revolving borrowings and letters of credit expiring on September 13, 2011.  The credit facility is generally available for our working capital, liquidity, letters of credit and general corporate requirements and those of our subsidiaries.  As of June 30, 2008 this facility had approximately $318,000,000 of remaining capacity.

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

        Capital Resources

The Company does not have any material commitments for capital expenditures as of June 30, 2008.

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

 Current Outlook

During the period from January 1, 2008 through July 1, 2008, approximately 88% of our business was up for renewal.  While rate adequacy declined in most classes, we found relatively more attractive opportunities in our Property and Marine segment and fewer attractive opportunities in our Casualty and Finite segments. Our overall portfolio of business declined approximately 4%.

For the Property and Marine segment, during the period from January 1, 2008 through July 1, 2008 we experienced average rate decreases of 8% on our U.S. property catastrophe excess renewal business while rates on our non-U.S. property catastrophe excess renewal business were down 4%. On average, rates for our portfolio of US catastrophe business that renewed after April 1 were unchanged.  In addition, we experienced average rate decreases of approximately 12% on our marine renewal business.  Per risk excess rates decreased by approximately 8% on average for our U.S. business and by approximately 3% on average for our non-U.S. business.

During the period from January 1 through July 1, 2008 we increased our writings of North American crop business from approximately $48,000,000 to approximately $130,000,000. Most of this increase was attributable to one large quota share contract.  While favorable experience in recent years has led to some deterioration in terms and conditions in this class of business, we believe there remains an adequate opportunity for profit.  As most of the crop reinsurance contracts incept at January 1 we do not expect to write a significant amount of additional crop business for the remainder of 2008.

During the period from January 1 through July 1, 2008 we wrote approximately 10% less U.S. catastrophe excess-of-loss premium than we did during the same period in 2007.  However, due to the rate decreases in this class of business, our net retained risk has remained at the same level for 2008 while our potential profit has decreased.  In the same period our non-U.S. catastrophe excess-of-loss premium has increased approximately 6% as measured in U.S. dollars due to the weakening of the dollar against the Euro and the British Pound Sterling.  We believe the profitability remains adequate for the risk and for 2008 we plan to deploy capacity such that up to approximately 22.5% of our total capital could be exposed to an event with a probability of 1 in 250 years.

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

For the Casualty segment, although we believe that the market offers adequate returns on certain accounts, pricing has been softening.  Ceding companies are willing to increase retentions and reinsurers are competing for participation on the best contracts.  During the period from January 1 through July 1, 2008 rate decreases across our casualty business, other than accident and health, have ranged from approximately 0% to 19%.  The overall average was a decrease of approximately 7%, against a background of upward trending loss costs.  As a result, we believe the business underwritten in 2008 will have a lower level of expected profitability as compared with the business underwritten in 2007.

During the period from January 1 through July 1, 2008 we wrote approximately 19% less casualty business than we did during the same period in 2007.  We expect market conditions will continue to weaken through the remainder of 2008 and that fewer casualty opportunities will be attractive.  We believe that financial security remains a significant concern for buyers of long-tailed reinsurance protection who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record.  We believe that our rating, capitalization and reputation as a lead casualty reinsurer position us well to write profitable business as opportunities arise.

Recent increases in fuel costs have reduced demand for less fuel efficient vehicles, which has reduced the market value of such vehicles.  If this trend continues, we may experience losses under a residual value reinsurance contract we have written.  No losses have yet been ceded to us under this contract and our maximum loss, net of premium, is less than $38,000,000.

In the Finite Risk segment, we believe that the ongoing investigations by the SEC, the office of the Attorney General for the State of New York, the U.S. Attorney for the Southern District of New York as well as various non-U.S. regulatory authorities continue to limit demand for finite risk products.  We expect the relatively low level of demand will continue for the foreseeable future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market and Credit Risk

During the second quarter of 2008, the fair values of our fixed maturity securities continued to experience volatility as interest rates on treasuries increased significantly due to inflation concerns and expected future tightening by the U.S. Federal Reserve.  The Federal Reserve took actions in the first quarter to enhance and promote market liquidity and ensure financial market stability.  The financial markets responded to the Federal Reserve’s actions and interest rate spreads over treasuries for fixed income products declined only to retreat towards the end of the current quarter.  Deteriorating financial market liquidity and concerns over a combination of economic events caused the interest rate spreads to widen as the second quarter came to a close.

Our principal invested assets are fixed maturity securities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower's ability to meet its debt service obligations.  Our strategy to limit this risk is to place our investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or asset class.  We also select investments with characteristics such as duration, yield, currency and liquidity to reflect, in the aggregate, the underlying characteristics of our unpaid losses and LAE.  We attempt to minimize the credit risk by actively monitoring the portfolio and establishing a guideline minimum average credit rating for our portfolio of A2 as defined by Moody's Investor Service ("Moody’s").  As of June 30, 2008, the portfolio, excluding cash, cash equivalents and short-term investments, had a dollar weighted average credit rating of Aa1 as defined by Moody’s.

We have other receivable amounts subject to credit risk.  The most significant of these are reinsurance premiums receivable from ceding companies.  We also have reinsurance recoverable amounts from our retrocessionaires.  To mitigate credit risk related to premiums receivable, we have established standards for ceding companies and, in most cases, have a contractual right of offset which would allow us to settle claims net of any premiums receivable.  To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them.  Retrocessional coverage is obtained from companies rated “A-” or better by A. M. Best Company, Inc. (“A.M. Best”) or from retrocessionaires whose obligations are fully collateralized.  The financial performance and rating status of all material retrocessionaires is routinely monitored.

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

 Interest Rate Risk

We are exposed to fluctuations in interest rates.  Movements in rates can result in changes in the market value of our fixed maturity portfolio and can cause changes in the actual timing of receipt of principal payments of certain securities.  Rising interest rates result in a decrease in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to extension risk.  Conversely, a decrease in interest rates will result in an increase in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk.  An aggregate hypothetical impact on the market value of our fixed maturity portfolio, generated from an immediate parallel shift in the treasury yield curve, as of June 30, 2008 is as follows ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp	+ 100bp
Total market value	$3,532,479	3,476,329	3,416,574	3,357,617	$3,295,769
Percent change in market value	3.4%	1.7%		(1.7%)	(3.5%)
Resulting unrealized appreciation / (depreciation)	$44,402	(11,748)	(71,503)	(130,460)	$(192,308)

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

 Sources of Fair Value

The following table presents the carrying amounts and estimated fair values of our financial instruments as of June 30, 2008 ($ in thousands):

	Carrying Amount	Fair Value
Financial assets:
Fixed maturity securities	$3,416,574	$3,416,574
Preferred stocks	8,782	8,782
Short-term investments	127,951	127,951

Financial liabilities:
Debt obligations	$250,000	$242,700

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

 Changes in Internal Control over Financial Reporting

No changes occurred during the quarter ended June 30, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our objectives or plans will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

(1)	significant weather-related or other natural or man-made disasters over which we have no control;

(2)	the effectiveness of our loss limitation methods and pricing models;

(3)	the adequacy of our liability for unpaid losses and LAE;

(4)	our ability to maintain our A.M. Best rating;

(5)	the cyclicality of the property and casualty reinsurance business;

(6)	conducting operations in a competitive environment;

(7)	our ability to maintain our business relationships with reinsurance brokers;

(8)	the availability of retrocessional reinsurance on acceptable terms;

(9)	market volatility, interest rate and currency exchange rate fluctuation, and credit risk on invested assets;

(10)	tax, regulatory or legal restrictions or limitations applicable to us or the property and casualty reinsurance business generally;

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Following is a summary of purchases by us of our common shares during the three month period ended June 30, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
April 1, 2008 – April 30, 2008	–	$	n/a	–	$250,000,000
May 1, 2008 – May 31, 2008	–		n/a	–	250,000,000
June 1, 2008 – June 30, 2008	1,315,000		34.95	1,315,000	204,001,285
Total	1,315,000		$34.95	1,315,000	$204,001,285

*
On August 4, 2004, our Board of Directors established a program to repurchase our common shares.  On July 26, 2007, our Board of Directors approved an increase in the then existing repurchase program to result in authority as of such date to repurchase up to a total of $250,000,000 of our common shares.  After repurchases of our common shares, on each of October 25, 2007, February 21, 2008, April 23, 2008 and July 24, 2008 our Board of Directors approved additional increases in the repurchase program to result in authority as of such dates to repurchase up to a total of $250,000,000 of our common shares.  During the three months ended June 30, 2008, the Company repurchased 1,315,000 of its common shares in the open market at an aggregate cost including commissions of $45,999,000 and a weighted average cost including commissions of $34.98 per share.  During the six months ended June 30, 2008, the Company repurchased 6,241,992 of its common shares in the open market at an aggregate cost including commissions of $213,940,000 and a weighted average cost including commissions of $34.27 per share.  The common shares we repurchased were canceled.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2008 Annual General Meeting of Shareholders (the "Annual Meeting") was held on April 23, 2008.  Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act.  There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement dated March 24, 2008.  The Company’s shareholders (1) elected eight directors to the Company’s Board of Directors to serve until the 2009 Annual General Meeting of Shareholders and (2) ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year.  Set forth below are the voting results for these proposals:

ELECTION OF DIRECTORS OF THE COMPANY

	For	Withheld
H. Furlong Baldwin	44,460,395	3,231,632
Jonathan F. Bank	44,492,136	3,199,891
Dan R. Carmichael	44,472,153	3,219,874
Robert V. Deutsch	44,492,636	3,199,391
A. John Hass	44,492,011	3,200,016
Edmund R. Megna	44,492,011	3,200,016
Michael D. Price	44,492,636	3,199,391
Peter T. Pruitt	37,093,496	10,598,531

RATIFICATION OF SELECTION OF KPMG LLP AS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2008 FISCAL YEAR

For	Against	Abstain	Broker Non-Votes
47,576,239	108,054	7,734	0

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Employment Agreement dated July 24, 2008 between the Company and Michael D. Price (1)
10.2*	Amended and Restated Share Unit Plan for Nonemployee Directors (1)
10.3*	Amended and Restated Employee Severance Plan (1)
10.4*	Amended and Restated Change in Control Severance Plan (1)
10.5*	Amended and Restated Executive Incentive Plan (1)
10.6*	Amended and Restated Executive Bonus Deferral Plan (1)
10.7*	Form of Amendment to EIP Award Agreement for the 2005-2009 Performance Cycle (1)
10.8*	Form of Restricted Share Award Agreement (1)
10.9*	Form of EIP Share Unit Award Agreement
10.10*	Form of Time-Based Share Unit Agreement
10.11*	Form of Nonqualified Share Option Agreement (Employee)
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.
(1) Incorporated by reference from the Company’s current report on Form 8-K filed with the SEC on July 25, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: July 24, 2008	/s/ Michael D. Price
By: Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: July 24, 2008	/s/ James A. Krantz
By: James A. Krantz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)