Form 10-Q
period 2008-09-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2008-10-30
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "accelerated filer”, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   No X_

As of October 14, 2008, there were outstanding 47,706,861 common shares, par value $0.01 per share, of the registrant.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,598,487 and $3,214,981, respectively)	$3,414,639	$3,191,923
Fixed maturity trading securities at fair value (amortized cost – $143,448 and $170,952, respectively)	144,307	169,818
Preferred stocks (cost – $3,087 and $12,246, respectively)	3,087	9,607
Short-term investments	95,979	13,876
Total investments	3,658,012	3,385,224
Cash and cash equivalents	600,681	1,076,279
Accrued investment income	30,932	34,696
Reinsurance premiums receivable	295,914	244,360
Reinsurance recoverable on ceded losses and loss adjustment expenses	12,425	27,979
Prepaid reinsurance premiums	14,706	9,369
Funds held by ceding companies	146,470	165,604
Deferred acquisition costs	58,731	70,508
Deferred tax assets	65,518	43,342
Other assets	21,984	21,389
Total assets	$4,905,373	$5,078,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,460,185	$2,361,038
Unearned premiums	261,979	298,498
Debt obligations	250,000	250,000
Ceded premiums payable	4,731	4,559
Commissions payable	122,699	100,204
Other liabilities	33,387	66,074
Total liabilities	3,132,981	3,080,373

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 47,706,861 and 53,779,914 shares issued and outstanding, respectively	477	538
Additional paid-in capital	1,116,050	1,338,466
Accumulated other comprehensive loss	(170,257)	(24,339)
Retained earnings	826,065	683,655
Total shareholders' equity	1,772,392	1,998,377

Total liabilities and shareholders' equity	$4,905,373	$5,078,750

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007
($ in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue:
Net premiums earned	$280,725	290,310	840,558	$871,076
Net investment income	48,043	54,283	144,037	160,666
Net realized losses on investments	(18,214)	(864)	(18,353)	(2,521)
Other expense	(1,686)	(659)	(5,892)	(3,645)
Total revenue	308,868	343,070	960,350	1,025,576

Expenses:
Net losses and loss adjustment expenses	270,863	163,923	524,458	510,267
Net acquisition expenses	56,320	51,445	182,999	156,392
Operating expenses	21,153	28,161	67,943	77,475
Net foreign currency exchange (gains) losses	6,134	(1,429)	3,263	(2,887)
Interest expense	4,752	5,457	14,253	16,368
Total expenses	359,222	247,557	792,916	757,615

Income (loss) before income tax expense (benefit)	(50,354)	95,513	167,434	267,961
Income tax expense (benefit)	(5,014)	4,210	5,246	13,175

Net income (loss)	(45,340)	91,303	162,188	254,786
Preferred dividends	2,602	2,602	7,806	7,806

Net income (loss) attributable to common shareholders	$(47,942)	88,701	154,382	$246,980

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.99)	1.50	3.09	$4.15
Diluted earnings (loss) per share	$(0.99)	1.37	2.81	$3.79

Comprehensive income (loss):
Net income (loss)	$(45,340)	91,303	162,188	$254,786
Other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	(102,921)	23,718	(145,918)	853
Cumulative translation adjustments, net of deferred taxes	–	1	–	(675)

Comprehensive income (loss)	$(148,261)	115,022	16,270	$254,964

Shareholder dividends:
Preferred dividends declared	$2,602	2,602	7,806	$7,806
Preferred dividends declared per share	0.45	0.45	1.36	1.36
Common dividends declared	3,842	4,639	11,972	14,250
Common dividends declared per share	$0.08	0.08	0.24	$0.24

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
($ in thousands)
	2008	2007

Preferred shares:
Balances at beginning and end of periods	$57	$57

Common shares:
Balances at beginning of period	538	597
Exercise of common share options	11	10
Issuance of common shares	3	–
Purchase of common shares	(75)	(35)
Balances at end of period	477	572

Additional paid-in capital:
Balances at beginning of period	1,338,466	1,545,979
Exercise of common share options	25,885	22,629
Issuance of common shares	1,693	–
Share based compensation	10,303	6,102
Settlement of equity awards	(999)	–
Purchase of common shares	(260,323)	(116,938)
Tax benefit of share options	1,025	949
Balances at end of period	1,116,050	1,458,721

Accumulated other comprehensive loss:
Balances at beginning of period	(24,339)	(44,289)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	(145,918)	853
Net change in cumulative translation adjustments, net of deferred taxes	–	(675)
Balances at end of period	(170,257)	(44,111)

Retained earnings:
Balances at beginning of period	683,655	355,717
Net income	162,188	254,786
Preferred share dividends	(7,806)	(7,806)
Common share dividends	(11,972)	(14,250)
Balances at end of period	826,065	588,447

Total shareholders’ equity	$1,772,392	$2,003,686

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
($ in thousands)

	2008	2007

Operating Activities:
Net income	$162,188	$254,786
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	5,810	9,580
Net realized losses on investments	18,353	2,521
Net foreign currency exchange (gains) losses	3,263	(2,887)
Share based compensation	10,303	6,102
Deferred income tax expense	(9,938)	(9,960)
Trading securities activities	5,639	(45,124)
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	3,764	(1,235)
(Increase) decrease in reinsurance premiums receivable	(53,657)	81,568
Decrease in funds held by ceding companies	19,134	73,004
Decrease in deferred acquisition costs	11,777	8
Increase in net unpaid losses and loss adjustment expenses	126,161	6,627
Increase (decrease) in net unearned premiums	(41,856)	9,706
Increase (decrease) in ceded premiums payable	172	(16,069)
Increase (decrease) in commissions payable	22,495	(35,110)
Net changes in other assets and liabilities	(19,214)	9,363
Other net	(4,188)	935
Net cash provided by operating activities	260,206	343,815

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	80,126	84,816
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	860,063	840,229
Acquisition of fixed maturity available-for-sale securities	(1,341,153)	(1,231,479)
Proceeds from sale of other invested asset	–	4,745
Net change in short-term investments	(80,559)	(5,859)
Net cash used in investing activities	(481,523)	(307,548)

Financing Activities:
Dividends paid to preferred shareholders	(7,806)	(7,806)
Dividends paid to common shareholders	(11,972)	(14,250)
Proceeds from exercise of share options	25,896	22,640
Purchase of common shares	(260,399)	(116,973)
Net cash used in financing activities	(254,281)	(116,389)

Net decrease in cash and cash equivalents	(475,598)	(80,122)

Cash and cash equivalents at beginning of period	1,076,279	851,652
	-
Cash and cash equivalents at end of period	$600,681	$771,530

Supplemental disclosures of cash flow information:
Income taxes paid	$27,900	$21,470
Interest paid	$9,375	$16,110

See accompanying Notes to the Condensed Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007

1. Basis of Presentation

Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda holding company organized in 2002.  Platinum Holdings and its consolidated subsidiaries (collectively, the "Company") operate through two licensed reinsurance subsidiaries:  Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda") and Platinum Underwriters Reinsurance, Inc. ("Platinum US").  The terms "we," "us," and "our" also refer to Platinum Holdings and its consolidated subsidiaries, unless the context otherwise indicates.  Through December 31, 2006 we also underwrote business through Platinum Re (UK) Limited ("Platinum UK"), our other licensed reinsurance subsidiary.  In 2007, Platinum UK ceased underwriting reinsurance business.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of Platinum Holdings and its consolidated subsidiaries, including Platinum Bermuda, Platinum US, Platinum UK, Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings ("Platinum Regency"), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  All material inter-company transactions have been eliminated in preparing these condensed consolidated financial statements.  The condensed consolidated financial statements included in this report as of and for the three and nine months ended September 30, 2008 and 2007 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items.  Most provisions of SFAS 159 are elective.  Entities electing the fair value measurement attributes of SFAS 159 are required to recognize changes in fair values in earnings and to expense upfront costs and fees associated with the items for which the fair values option is elected.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We adopted SFAS 159 as of January 1, 2008.  However, we have not yet elected to apply the fair value measurement attributes of SFAS 159 to any financial assets or liabilities, and therefore our adoption of SFAS 159 did not have any effect on our financial condition or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS 161").  SFAS 161 amends and expands the disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” about an entity’s derivative and hedging activities and how these activities affect an entity’s financial position, financial performance and cash flows, thereby improving the transparency of financial reporting.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are currently evaluating the impact that SFAS 161 may have, if any, on the presentation of our consolidated financial statements.

2. Investments

Investments classified as available-for-sale are carried at fair value as of the balance sheet date.  Net changes in unrealized investment gains and losses on available-for-sale securities, net of deferred taxes, for the nine months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007
Net change in fair value	$(158,157)	$2,894
Deferred taxes	12,239	(2,041)
Net change in unrealized investment gains and losses	$(145,918)	$853

Gross unrealized gains and losses on available-for-sale securities as of September 30, 2008 were $11,043,000 and $194,891,000, respectively.  As of September 30, 2008 there were a total of 499 issues in an unrealized loss position in our investment portfolio, with the single largest unrealized loss being a U.S. Government security with an amortized cost of $411,509,000 and an unrealized loss of $8,353,000.  Corporate, mortgage-backed and asset-backed securities represent the largest categories within our available-for-sale portfolio and consequently accounted for the greatest amount of our overall unrealized loss as of September 30, 2008.  Investment holdings within our corporate portfolio were diversified across approximately 30 industry sectors and within each sector across many individual issuers and issues.  As of September 30, 2008 there were 166 corporate issues in an unrealized loss position, with the single largest unrealized loss being $3,204,000 on an amortized cost of $17,963,000.  Investment holdings within the mortgage-backed and asset-backed portfolio were diversified across a number of sub-categories.  As of September 30, 2008 there were 259 issues within the mortgage-backed and asset-backed portfolio in an unrealized loss position, with the single largest unrealized loss being an asset- backed security with an amortized cost of $10,088,000 and an unrealized loss of $4,864,000.

The unrealized losses on securities classified as available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2008, were as follows ($ in thousands):

	Fair Value	Unrealized Loss

Less than twelve months:
U.S. Government	$403,156	$8,353
U.S. Government agencies	213,597	2,878
Corporate bonds	415,058	25,264
Mortgage-backed and asset-backed securities	749,808	49,359
Municipal bonds	171,583	5,732
Foreign governments and states	37,457	719
Total	$1,990,659	$92,305

Twelve months or more:
U.S. Government	$2,609	$51
U.S. Government agencies	–	–
Corporate bonds	165,369	29,794
Mortgage-backed and asset-backed securities	343,989	71,892
Municipal bonds	7,967	576
Foreign governments and states	1,446	273
Total	$521,380	$102,586

Total:
U.S. Government	$405,765	$8,404
U.S. Government agencies	213,597	2,878
Corporate bonds	580,427	55,058
Mortgage-backed and asset-backed securities	1,093,797	121,251
Municipal bonds	179,550	6,308
Foreign governments and states	38,903	992
Total	$2,512,039	$194,891

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or were the result of "other-than-temporary impairments."  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  These factors include, but are not limited to:  the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, the collateral structure and the credit support that may be applicable to mortgage-backed and asset-backed securities.  We also consider our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss, which is based, in part, on current and anticipated future positive net cash flows from operations that generate sufficient liquidity in order to meet our obligations.  If we determine that an unrealized loss on a security is other-than-temporary, we write down the carrying value of the security and record a realized loss in the consolidated statement of operations.

During the three months ended September 30, 2008, the financial markets experienced a loss of liquidity and significant adverse credit events that in turn led to widespread declines in the value of financial instruments.  The fair values of the securities in our available-for-sale investment portfolio decreased significantly during the three months ended September 30, 2008 as a result of these financial market events.  Charges relating to other-than-temporary impairments were $13,096,000 and $809,000 in the three months ended September 30, 2008 and 2007, respectively; charges relating to other-than-temporary impairments were also $13,096,000 and $809,000 in the nine months ended September 30, 2008 and 2007, respectively.  These charges were included in net realized losses on investments in the consolidated statement of operations.  During the three months ended September 30, 2008, we sold bonds and cash equivalents issued by financial institutions resulting in a realized loss of $4,225,000.

3. Fair Value Measurements

We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” ("SFAS 157") as of January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with U.S. GAAP.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3).  The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

We consider prices for actively traded treasury securities and exchange traded preferred stocks to be based on quoted prices in active markets for identical assets (Level 1 as defined by SFAS 157).  The fair values of our other fixed maturities, which generally include mortgage-backed and asset-backed securities, corporate bonds, municipal bonds, and bonds issued by U.S. government-sponsored enterprises, foreign governments and states, are based on prices obtained from independent pricing vendors, index providers, or broker-dealers using observable inputs (Level 2 as defined by SFAS 157).  The observable inputs used in standard market valuation pricing models may include but are not limited to: credit ratings, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates.  The fair values of our insurance linked derivative instruments, which are included in other liabilities in the consolidated balance sheet, are determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models (Level 3 as defined by SFAS 157).

The following table presents the fair value measurement levels for all assets and liabilities which the Company has recorded at fair value as of September 30, 2008 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity available-for-sale securities	$3,414,639	505,658	2,908,981	$–
Fixed maturity trading securities	144,307	63,227	81,080	–
Preferred stocks	3,087	3,087	–	–
Short-term investments	95,979	–	95,979	–
Total	$3,658,012	571,972	3,086,040	$–

Liabilities:
Insurance linked derivative instruments	7,165	–	–	7,165
Total	$7,165	–	–	$7,165

The following table presents the reconciliation of the beginning and ending fair value measurements of our Level 3 liabilities, consisting of derivative instruments, measured at fair value using significant unobservable inputs for the nine months ended September 30, 2008, ($ in thousands):

Beginning balance at January 1, 2008	$–
Purchases, issuances, and settlements	1,250
Total unrealized and realized losses included in earnings	(8,415)
Ending balance at September 30, 2008	(7,165)
Losses for the period attributable to the change in unrealized losses relating to liabilities outstanding	$(7,165)

The change in unrealized losses of $7,165,000 relating to insurance linked derivative instruments outstanding was included in earnings for the nine months ended September 30, 2008 and was reported in other expense in the consolidated statement of operations.  We realized a loss of $1,250,000 on an insurance linked derivative in the nine months ended September 30, 2008 and such loss was also included in other expense in the consolidated statement of operations.

4. Insurance Linked Derivative Contracts

We entered into three insurance linked derivative contracts during the nine months ended September 30, 2008.  We entered into an option agreement to purchase industry loss warranty retrocessional protection.  The option period was March 19, 2008 to August 27, 2008 and the entire option fee of $1,250,000 was included in other expense in 2008.

The second insurance linked derivative was a contract under which we can recover up to $120,000,000 from the counterparty if modeled losses from both a first and second catastrophe event resulting from U.S. wind, California earthquake or European wind exceed a specified attachment point.  The term of this contract is from January 1, 2008 to December 31, 2008, at a cost of $5,510,000.  The estimated net fair value of this derivative was determined using unobservable inputs through the application of our own assumptions and internal models based on assumptions that we believe market participants would use.  The resulting net liability and change in net fair value of $4,040,000 was included in other liabilities on the consolidated balance sheets and included in other expense in the consolidated statement of operations.

In August 2008, we entered into an agreement with Topiary Capital Limited ("Topiary"), a Cayman Islands special purpose vehicle.  Under the terms of our agreement with Topiary, we will pay to Topiary $9,500,000 during each of the three annual periods commencing August 1, 2008.  In return the agreement provides us with the ability to recover up to $200,000,000 should two catastrophic events involving U.S. wind, U.S. earthquake, European wind, or Japanese earthquake occur that meet specified loss criteria during any of the three annual periods.  Both the initial activation event and the qualifying second event must occur in the same annual period.  The maximum amount that we can recover over the three-year period is $200,000,000.  Topiary collateralized its limit of loss by placing $200,000,000 of high quality investments in a secured collateral account.  Any recovery we make under this contract is based on an index using insured property industry loss estimates that are compiled by Property Claim Services, a division of Insurance Services Offices, Inc., for certain U.S. perils, and parametric triggers for certain non-U.S. perils, and is not based on actual losses we may incur.  Consequently, the transaction was accounted for as a derivative and was carried at the estimated net fair value.  The resulting net liability and change in net fair value of $3,125,000 was included in other liabilities on our consolidated balance sheet and other expense in our consolidated statement of operations.  One-time fees and expenses of $4,339,000 related to the agreement with Topiary were included in operating expenses for the three and nine months ended September 30, 2008.

Topiary is a variable interest entity under the provisions of FASB Interpretation No. 46R “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”.  As we have no investment in and are not the primary beneficiary of Topiary, we did not include this entity in our consolidated financial statements.

5. Earnings Per Share

The following is a calculation of the basic and diluted earnings or loss per common share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Net Income (Loss)	Weighted Average Common Shares Outstanding	Earnings (Loss) Per Common Share

Three Months Ended September 30, 2008:
Basic and diluted loss per share:
Net loss attributable to common shareholders	$(47,942)	48,260	$(0.99)

Three Months Ended September 30, 2007:
Basic earnings per share:
Net income attributable to common shareholders	$88,701	58,946	$1.50
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,711
Conversion of preferred shares	–	5,053
Preferred share dividends	2,602	–
Adjusted net income for diluted earnings per share	$91,303	66,710	$1.37

Nine Months Ended September 30, 2008:
Basic earnings per share:
Net income attributable to common shareholders	$154,382	49,963	$3.09
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,674
Conversion of preferred shares	–	4,996
Preferred share dividends	7,806	–
Adjusted net income for diluted earnings per share	$162,188	57,633	$2.81

Nine Months Ended September 30, 2007:
Basic earnings per share:
Net income attributable to common shareholders	$246,980	59,572	$4.15
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,499
Conversion of preferred shares	–	5,223
Preferred share dividends	7,806	–
Adjusted net income for diluted earnings per share	$254,786	67,294	$3.79

6. Operating Segment Information

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

In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses.  Total underwriting income is reconciled to income before income tax expense.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the operating segments, together with a reconciliation of total underwriting income to income before income tax expense, for the three and nine months ended September 30, 2008 and 2007 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

Three months ended September 30, 2008:
Net premiums written	$167,136	106,826	5,180	$279,142
Net premiums earned	151,763	124,319	4,643	280,725
Net losses and LAE	183,759	86,057	1,047	270,863
Net acquisition expenses	23,691	29,191	3,438	56,320
Other underwriting expenses	11,543	4,948	286	16,777
Segment underwriting income (loss)	$(67,230)	4,123	(128)	(63,235)

Net investment income				48,043
Net realized losses on investments				(18,214)
Net foreign currency exchange losses				(6,134)
Other expense				(1,686)
Corporate expenses not allocated to segments				(4,376)
Interest expense				(4,752)
Loss before income tax benefit				$(50,354)

Ratios:
Net loss and LAE	121.1%	69.2%	22.6%	96.5%
Net acquisition expense	15.6%	23.5%	74.0%	20.1%
Other underwriting expense	7.6%	4.0%	6.2%	6.0%
Combined	144.3%	96.7%	102.8%	122.6%

Three months ended September 30, 2007:
Net premiums written	$142,549	141,214	8,369	$292,132
Net premiums earned	128,380	153,938	7,992	290,310
Net losses and LAE	43,396	110,365	10,162	163,923
Net acquisition expenses	18,549	33,403	(507)	51,445
Other underwriting expenses	12,086	8,304	367	20,757
Segment underwriting income (loss)	$54,349	1,866	(2,030)	54,185

Net investment income				54,283
Net realized losses on investments				(864)
Net foreign currency exchange gains				1,429
Other expense				(659)
Corporate expenses not allocated to segments				(7,404)
Interest expense				(5,457)
Income before income tax expense				$95,513

Ratios:
Net loss and LAE	33.8%	71.7%	127.2%	56.5%
Acquisition expense	14.4%	21.7%	(6.3%)	17.7%
Other underwriting expense	9.4%	5.4%	4.6%	7.1%
Combined	57.6%	98.8%	125.5%	81.3%

	Property and Marine	Casualty	Finite Risk	Total

Nine Months Ended September 30, 2008:
Net premiums written	$454,541	335,295	10,437	$800,273
Net premiums earned	446,869	385,059	8,630	840,558
Net losses and LAE	279,165	252,233	(6,940)	524,458
Net acquisition expenses	69,119	98,893	14,987	182,999
Other underwriting expenses	29,774	18,734	961	49,469
Segment underwriting income (loss)	$68,811	15,199	(378)	83,632

Net investment income				144,037
Net realized losses on investments				(18,353)
Net foreign currency exchange losses				(3,263)
Other expense				(5,892)
Corporate expenses not allocated to segments				(18,474)
Interest expense				(14,253)
Income before income tax expense				$167,434

Ratios:
Net loss and LAE	62.5%	65.5%	(80.4%)	62.4%
Net acquisition expense	15.5%	25.7%	173.7%	21.8%
Other underwriting expense	6.7%	4.9%	11.1%	5.9%
Combined	84.7%	96.1%	104.4%	90.1%

Nine Months Ended September 30, 2007:
Net premiums written	$399,429	455,945	23,398	$878,772
Net premiums earned	373,226	471,802	26,048	871,076
Net losses and LAE	149,265	340,740	20,262	510,267
Net acquisition expenses	50,748	105,499	145	156,392
Other underwriting expenses	32,696	21,463	1,994	56,153
Segment underwriting income	$140,517	4,100	3,647	148,264

Net investment income				160,666
Net realized losses on investments				(2,521)
Net foreign currency exchange gains				2,887
Other expense				(3,645)
Corporate expenses not allocated to segments				(21,322)
Interest expense				(16,368)
Income before income tax expense				$267,961

Ratios:
Net loss and LAE	40.0%	72.2%	77.8%	58.6%
Net acquisition expense	13.6%	22.4%	0.6%	18.0%
Other underwriting expense	8.8%	4.5%	7.7%	6.4%
Combined	62.4%	99.1%	86.1%	83.0%

7. Income Taxes

We provide for income tax expense or benefit based upon income reported in the condensed consolidated financial statements and the provisions of currently enacted tax laws.  Platinum Holdings and Platinum Bermuda are incorporated in Bermuda.  Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016.  We also have subsidiaries in the U.S., the United Kingdom and Ireland that are subject to the tax laws thereof.  The income tax returns of our U.S. based subsidiaries that remain open to examination are for calendar years 2003 and forward and tax years 2003 and 2004 are currently under examination.

A reconciliation of expected income tax expense, computed by applying a 35% income tax rate to income before income taxes, to actual income tax expense for the nine months ended September 30, 2008 and 2007 was as follows ($ in thousands):

	2008	2007
Expected income tax expense at 35%	$58,602	$93,786
Effect of foreign income subject to tax at rates other than 35%	(52,275)	(82,931)
Tax exempt investment income	(2,639)	(1,112)
Other, net	1,558	3,432
Income tax expense	$5,246	$13,175

8. Condensed Consolidating Financial Information

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

The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the U.S., the United Kingdom and Ireland.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by Platinum US to Platinum Finance in 2008 without prior regulatory approval is estimated to be approximately $24,796,000.  The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2008, including Platinum US, without prior regulatory approval is estimated to be approximately $398,241,000.  During the nine months ended September 30, 2008, dividends of $300,000,000 were paid by Platinum Bermuda to Platinum Holdings.

The tables below present condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 ($ in thousands):

Condensed Consolidating Balance Sheet September 30, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	4,072	3,653,940	–	$3,658,012
Investment in subsidiaries	1,685,523	504,882	295,697	(2,486,102)	–
Cash and cash equivalents	81,082	12,919	506,680	–	600,681
Reinsurance assets	–	–	528,246	–	528,246
Other assets	12,942	2,848	102,644	–	118,434
Total assets	$1,779,547	524,721	5,087,207	(2,486,102)	$4,905,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,849,594	–	$2,849,594
Debt obligations	–	250,000	–	–	250,000
Other liabilities	7,155	3,960	22,272	–	33,387
Total liabilities	7,155	253,960	2,871,866	–	3,132,981

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	477	–	6,250	(6,250)	477
Additional paid-in capital	1,116,050	194,079	1,898,211	(2,092,290)	1,116,050
Accumulated other comprehensive loss	(170,257)	(25,241)	(195,365)	220,606	(170,257)
Retained earnings	826,065	101,923	506,245	(608,168)	826,065
Total shareholders’ equity	1,772,392	270,761	2,215,341	(2,486,102)	1,772,392

Total liabilities and shareholders’ equity	$1,779,547	524,721	5,087,207	(2,486,102)	$4,905,373

Condensed Consolidating Balance Sheet December 31, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	6,661	3,378,563	–	$3,385,224
Investment in subsidiaries	1,958,019	504,642	306,373	(2,769,034)	–
Cash and cash equivalents	39,593	18,348	1,018,338	–	1,076,279
Reinsurance assets	–	–	517,820	–	517,820
Other assets	10,815	2,106	86,506	–	99,427
Total assets	$2,008,427	531,757	5,307,600	(2,769,034)	$5,078,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,764,299	–	$2,764,299
Debt obligations	–	250,000	–	–	250,000
Other liabilities	10,050	1,714	54,310	–	66,074
Total liabilities	10,050	251,714	2,818,609	–	3,080,373

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	538	–	6,250	(6,250)	538
Additional paid-in capital	1,338,466	193,054	1,896,161	(2,089,215)	1,338,466
Accumulated other comprehensive loss	(24,339)	(2,513)	(26,814)	29,327	(24,339)
Retained earnings	683,655	89,502	613,394	(702,896)	683,655
Total shareholders' equity	1,998,377	280,043	2,488,991	(2,769,034)	1,998,377

Total liabilities and shareholders’ equity	$2,008,427	531,757	5,307,600	(2,769,034)	$5,078,750

Consolidating Statement of Operations For the Three Months Ended September 30, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	280,725	–	$280,725
Net investment income	586	129	47,328	–	48,043
Net realized gains (losses) on investments	–	(14)	(18,200)	–	(18,214)
Other income (expense), net	811	–	(2,497)	–	(1,686)
Total revenue	1,397	115	307,356	–	308,868
Expenses:
Net losses and loss adjustment expenses	–	–	270,863	–	270,863
Net acquisition expenses	–	–	56,320	–	56,320
Operating expenses	4,282	63	16,808	–	21,153
Net foreign currency exchange losses	–	–	6,134	–	6,134
Interest expense	–	4,752	–	–	4,752
Total expenses	4,282	4,815	350,125	–	359,222

Income (loss) before income tax expense (benefit)	(2,885)	(4,700)	(42,769)	–	(50,354)

Income tax expense (benefit)	150	(2,250)	(2,914)	–	(5,014)

Income (loss) before equity in earnings of subsidiaries	(3,035)	(2,450)	(39,855)	–	(45,340)
Equity in earnings of subsidiaries	(42,305)	(3,576)	175,905	(130,024)	–

Net income (loss)	(45,340)	(6,026)	136,050	(130,024)	(45,340)
Preferred dividends	2,602	–	–	–	2,602

Net income (loss) attributable to common shareholders	$(47,942)	(6,026)	136,050	(130,024)	$(47,942)

Consolidating Statement of Operations For the Three Months Ended September 30, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	290,310	–	$290,310
Net investment income	2,526	644	51,113	–	54,283
Net realized losses on investments	–	–	(864)	–	(864)
Other income (expense), net	2,623	–	(3,282)	–	(659)
Total revenue	5,149	644	337,277	–	343,070
Expenses:
Net losses and loss adjustment expenses	–	–	163,923	–	163,923
Net acquisition expenses	–	–	51,445	–	51,445
Operating expenses	7,256	105	20,800	–	28,161
Net foreign currency exchange gains	–	–	(1,429)	–	(1,429)
Interest expense	–	5,457	–	–	5,457
Total expenses	7,256	5,562	234,739	–	247,557

Income (loss) before income tax expense (benefit)	(2,107)	(4,918)	102,538	–	95,513

Income tax expense (benefit)	–	(1,590)	5,800	–	4,210

Income (loss) before equity in earnings of subsidiaries	(2,107)	(3,328)	96,738	–	91,303
Equity in earnings of subsidiaries	93,410	11,723	12,074	(117,207)	–

Net income	91,303	8,395	108,812	(117,207)	91,303
Preferred dividends	2,602	–	–	–	2,602

Net income attributable to common shareholders	$88,701	8,395	108,812	(117,207)	$88,701

Consolidating Statement of Operations For the Nine Months Ended September 30, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	840,558	–	$840,558
Net investment income	1,441	529	142,067	–	144,037
Net realized gains (losses) on investments	–	(10)	(18,343)	–	(18,353)
Other income (expense), net	1,895	–	(7,787)	–	(5,892)
Total revenue	3,336	519	956,495	–	960,350
Expenses:
Net losses and loss adjustment expenses	–	–	524,458	–	524,458
Net acquisition expenses	–	–	182,999	–	182,999
Operating expenses	18,098	243	49,602	–	67,943
Net foreign currency exchange gains	–	–	3,263	–	3,263
Interest expense	–	14,253	–	–	14,253
Total expenses	18,098	14,496	760,322	–	792,916

Income (loss) before income tax expense (benefit)	(14,762)	(13,977)	196,173	–	167,434

Income tax expense (benefit)	450	(4,555)	9,351	–	5,246

Income (loss) before equity in earnings of subsidiaries	(15,212)	(9,422)	186,822	–	162,188
Equity in earnings of subsidiaries	177,400	21,850	11,050	(210,300)	–

Net income	162,188	12,428	197,872	(210,300)	162,188
Preferred dividends	7,806	–	–	–	7,806

Net income attributable to common shareholders	$154,382	12,428	197,872	(210,300)	$154,382

Consolidating Statement of Operations For the Nine Months Ended September 30, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	871,076	–	$871,076
Net investment income	5,181	1,883	153,602	–	160,666
Net realized gains (losses) on investments	–	–	(2,521)	–	(2,521)
Other income (expense), net	4,478	–	(8,123)	–	(3,645)
Total revenue	9,659	1,883	1,014,034	–	1,025,576
Expenses:
Net losses and loss adjustment expenses	–	–	510,267	–	510,267
Net acquisition expenses	–	–	156,392	–	156,392
Operating expenses	20,915	291	56,269	–	77,475
Net foreign currency exchange gains	–	–	(2,887)	–	(2,887)
Interest expense	–	16,368	–	–	16,368
Total expenses	20,915	16,659	720,041	–	757,615

Income (loss) before income tax expense (benefit)	(11,256)	(14,776)	293,993	–	267,961

Income tax expense (benefit)	–	(4,996)	18,171	–	13,175

Income (loss) before equity in earnings of subsidiaries	(11,256)	(9,780)	275,822	–	254,786
Equity in earnings of subsidiaries	266,042	33,887	37,480	(337,409)	–

Net income	254,786	24,107	313,302	(337,409)	254,786
Preferred dividends	7,806	–	–	–	7,806

Net income attributable to common shareholders	$246,980	24,107	313,302	(337,409)	$246,980

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(9,229)	(7,856)	277,291	–	$260,206

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	–	–	80,126	–	80,126
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	–	2,426	857,637	–	860,063
Acquisition of fixed maturity available-for-sale securities	–	–	(1,341,153)	–	(1,341,153)
Proceeds from sale of other invested asset	–	–	–	–	–
Increase in short-term investments	–	–	(80,559)	–	(80,559)
Dividends from subsidiaries	305,000	–	–	(305,000)	–
Net cash provided by (used in) investing activities	305,000	2,426	(483,949)	(305,000)	(481,523)

Financing Activities:
Dividends paid to preferred shareholders	(7,806)	–	–	–	(7,806)
Dividends paid to common shareholders	(11,972)	–	(305,000)	305,000	(11,972)
Proceeds from exercise of share options	25,896	–	–	–	25,896
Purchase of common shares	(260,399)	–	–	–	(260,399)
Net cash used in financing activities	(254,281)	–	(305,000)	305,000	(254,281)

Net decrease in cash and cash equivalents	41,490	(5,430)	(511,658)	–	(475,598)

Cash and cash equivalents at beginning of period	39,592	18,349	1,018,338	–	1,076,279

Cash and cash equivalents at end of period	$81,082	12,919	506,680	–	$600,681

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(8,398)	(9,319)	361,532	–	$343,815

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	–	76	84,740	–	84,816
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	–	2,176	838,053	–	840,229
Acquisition of fixed maturity available-for-sale securities	–	–	(1,231,479)	–	(1,231,479)
Proceeds from sale of other invested asset	–	–	4,745	–	4,745
Increase in short-term investments	–	–	(5,859)	–	(5,859)
Dividends from subsidiaries	157,500	10,000	–	(167,500)	–
Net cash provided by (used in) investing activities	157,500	12,252	(309,800)	(167,500)	(307,548)

Financing Activities:
Dividends paid to preferred shareholders	(7,806)	–	–	–	(7,806)
Dividends paid to common shareholders	(14,250)	–	(167,500)	167,500	(14,250)
Proceeds from exercise of share options	22,640	–	–	–	22,640
Purchase of common shares	(116,973)	–	–	–	(116,973)
Net cash used in financing activities	(116,389)	–	(167,500)	167,500	(116,389)

Net increase (decrease) in cash and cash equivalents	32,713	2,933	(115,768)	–	(80,122)

Cash and cash equivalents at beginning of period	106,039	39,294	706,319	–	851,652

Cash and cash equivalents at end of period	$138,752	42,227	590,551	–	$771,530

9. Company Share Repurchase

On August 4, 2004, our Board of Directors established a program to repurchase our common shares.  On July 26, 2007, our Board of Directors approved an increase in the then existing repurchase program to result in authority as of such date to repurchase up to a total of $250,000,000 of our common shares.  After repurchases of our common shares, on each of October 25, 2007, February 21, 2008, April 23, 2008, July 24, 2008 and October 22, 2008, our Board of Directors approved additional increases in the repurchase program to result in authority as of such dates to repurchase up to a total of $250,000,000 of our common shares.  During the three months ended September 30, 2008, the Company repurchased 1,294,100 of its common shares in the open market at an aggregate cost including commissions of $46,459,000 and a weighted average cost including commissions of $35.90 per share.  During the nine months ended September 30, 2008, the Company repurchased 7,536,092 of its common shares in the open market at an aggregate cost including commissions of $260,399,000 and a weighted average cost including commissions of $34.55 per share.  All of the common shares we repurchased were canceled.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Business Overview

Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda holding company organized in 2002.  Platinum Holdings and its consolidated subsidiaries (collectively, the "Company") operate through two licensed reinsurance subsidiaries:  Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda") and Platinum Underwriters Reinsurance, Inc. ("Platinum US").  The terms "we," "us," and "our" also refer to Platinum Holdings and its consolidated subsidiaries, unless the context otherwise indicates.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.  Through December 31, 2006, we also underwrote business through Platinum Re (UK) Limited ("Platinum UK").  In 2007 Platinum UK ceased underwriting reinsurance business.

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

The property and casualty reinsurance industry is highly competitive.  We compete with reinsurers worldwide, many of which have greater financial, marketing and management resources than we do.  Our competitors vary by type of business.  Large multi-national and multi-line reinsurers represent some of our competitors in all lines and classes, while specialty reinsurance companies in the U.S. compete with us in selective lines.  Bermuda-based reinsurers tend to be significant competitors on property catastrophe business.  Lloyd’s of London syndicates are our significant competitors on marine business.  For casualty and other international classes of business, the large U.S. and European reinsurers are our significant competitors.

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

 Results of Operations

 Three Months Ended September 30, 2008 as Compared with the Three Months Ended September 30, 2007

Net income for the three months ended September 30, 2008 and 2007 was as follows ($ in thousands):

	2008	2007	Decrease
Net income (loss)	$(45,340)	91,303	$136,643

The decrease in net income in 2008 as compared with 2007 was due primarily to a decrease in net underwriting income of $117,420,000 and an increase in net realized investment losses of $17,350,000.  Net underwriting income consists of net premiums earned less net losses and loss adjustment expenses ("LAE"), net acquisition expenses and operating costs related to underwriting operations.  The decrease in net underwriting income was primarily due to an increase in major catastrophes in 2008 as compared with 2007.  We define a major catastrophe as an event resulting in property losses to the industry in excess of $1 billion or property losses to us in excess of $10,000,000.  The most significant of the major catastrophes in 2008 were Hurricanes Gustav and Ike.  The net after tax adverse impact of Hurricanes Gustav and Ike in 2008 was $124,287,000 and was consistent with ultimate net after tax estimated losses of approximately $120,000,000; the difference was primarily attributable to reinstatement premiums that will be earned subsequent to September 30, 2008.  The net adverse impact of major catastrophes in 2007 was insignificant.  Net favorable development, which includes the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions, also affected net underwriting income.  Net favorable development was $32,031,000 and $13,417,000 in 2008 and 2007, respectively.

Gross, ceded and net premiums written and earned for the three months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Gross premiums written	$288,683	296,530	$(7,847)
Ceded premiums written	9,541	4,398	5,143
Net premiums written	279,142	292,132	(12,990)

Gross premiums earned	287,799	293,833	(6,034)
Ceded premiums earned	7,074	3,523	3,551
Net premiums earned	$280,725	290,310	$(9,585)

The decrease in gross premiums written in 2008 as compared with 2007 was primarily attributable to decreases in gross premiums written across most classes in the Casualty segment, partially offset by an increase in gross premiums written in the Property and Marine segment.  Net premiums written and net premiums earned in 2008 also included additional premiums of approximately $20,336,000 and $13,306,000, respectively, relating to reinsurance contracts that incurred losses arising from the major catastrophes, as compared with $766,000 and $623,000, respectively, in 2007.  Ceded premiums written increased as we purchased additional retrocession protection for our North American property catastrophe business.  The decrease in net premiums earned was due to a decrease in net premiums written.

Net investment income for the three months ended September 30, 2008 and 2007 was $48,043,000 and $54,283,000, respectively.  Net investment income decreased in 2008 as compared with 2007 primarily due to a decrease in yields on invested assets.  Net investment income includes interest earned on funds held of $933,000 and $1,027,000 in 2008 and 2007, respectively.

Net realized losses on investments for the three months ended September 30, 2008 and 2007 were $18,214,000 and $864,000, respectively.  The net realized losses on investments recorded in 2008 included $13,096,000 of other-than-temporary impairments and $5,118,000 resulting from the sale of securities.  During the three months ended September 30, 2008, the financial markets experienced a loss of liquidity and significant adverse credit events that in turn led to widespread declines in the value of financial instruments.  In order to reduce our exposure to holdings in financial institutions, we sold approximately $207,305,000 of corporate bonds and cash equivalents issued by financial institutions, resulting in a realized loss of $4,225,000.  The Federal National Mortgage Association ("FNMA") was placed into conservatorship on September 7, 2008 by the U.S. government.  We sold our perpetual preferred stock held in FNMA and realized a loss of $880,000.

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or were the result of "other-than-temporary impairments."  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  The securities in our portfolio that we identified to be other-than-temporarily impaired were securities issued by financial institutions.  The impairments we recorded as other-than-temporary during the third quarter of 2008 included $5,647,000 of perpetual preferred stocks and $5,048,000 of senior debt issued by Lehman Brothers Holdings Inc.

Other expense for the three months ended September 30, 2008 and 2007 was $1,686,000 and $659,000, respectively.  Other expense in 2008 included an expense of $6,645,000 for the change in fair value of our insurance linked derivative contracts and $127,000 of net expense on reinsurance contracts accounted for as deposits.  Offsetting these expenses in 2008 was $5,047,000 of net unrealized gains relating to changes in the fair value of fixed maturity securities classified as trading.  Our trading portfolio consists of non-U.S. dollar denominated securities, primarily European government and U.K. Government issued bonds, and during the quarter yields on those securities decreased resulting in an increase in fair value.  Other expense in 2007 included $2,357,000 of net unrealized gains relating to changes in the fair value of fixed maturity securities classified as trading, an expense of $2,955,000 for the change in fair value of our insurance linked derivative contracts, and $119,000 of net expense on reinsurance contracts accounted for as deposits.  We entered into the above-mentioned insurance linked derivative contracts to mitigate our catastrophe loss exposure and manage our capital.  These contracts are discussed in more detail below in “Financial Condition, Liquidity and Capital Resources.”

Net losses and LAE and the resulting net loss and LAE ratios for the three months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net losses and LAE	$270,863	163,923	$106,940
Net loss and LAE ratios	96.5%	56.5%	40.0 points

The increases in net losses and LAE and the related ratios in 2008 as compared with 2007 were due to an increase in net losses from major catastrophes, partially offset by an increase in net favorable loss development.  We had $148,794,000 of losses in 2008 from major catastrophes occurring in 2008, including Hurricanes Gustav and Ike, which, with related premium adjustments, increased the net loss and LAE ratio in 2008 by 50.6 points.  This compared with $4,882,000 of losses in 2007 from major catastrophes which, with related premium adjustments, increased the net loss and LAE ratio in 2007 by 1.7 points.  Net favorable loss development was $35,879,000 in 2008 as compared with $10,480,000 in 2007.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 12.7 and 3.6 points, respectively.  Net favorable development in 2008 and 2007 emerged as actual reported losses were significantly less than expected and gained sufficient credibility in the current period to reduce estimated ultimate losses.  Rates across most of our classes of business have declined, resulting in higher net loss and LAE ratios in 2008.  However, net premiums earned increased in the Property and Marine segment and decreased in the Casualty segment.  This change in the mix of business offset the effect of the overall decline in rates as net loss ratios are generally lower in the Property and Marine segment than in the Casualty segment, excluding major catastrophe losses.

Net acquisition expenses and resulting net acquisition expense ratios for the three months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net acquisition expenses	$56,320	51,445	$4,875
Net acquisition expense ratios	20.1%	17.7%	2.4 points

The increases in net acquisition expenses and the related net acquisition expense ratio in 2008 as compared with 2007 were due to higher commission rates in the 2008 underwriting year as compared with 2007.  Net acquisition expenses in 2008 and 2007 include adjustments to commissions related to prior years of $3,611,000 and $2,482,000 in 2008 and 2007, respectively.  The net adjustments to commissions and premiums related to prior years’ losses increased the net acquisition expense ratios by 1.3 and 0.8 points in 2008 and 2007, respectively.  The increase in the net acquisition expense ratio was also impacted by changes in the mix of business within both the Property and Marine and Casualty segments.

Operating expenses were $21,153,000 and $28,161,000 for the three months ended September 30, 2008 and 2007, respectively.  Operating expenses include costs such as salaries, rent and like items related to reinsurance operations as well as costs associated with Platinum Holdings and its non-operating intermediate holding company subsidiaries.  The decrease in expenses in 2008 as compared with 2007 was primarily due to a decrease in performance based compensation accruals of $6,381,000 in 2008 as compared with 2007.  Also contributing to the decrease was the expiration on September 30, 2007 of the Services and Capacity Reservation Agreement with RenaissanceRe Holdings Ltd. ("RenaissanceRe") effective October 1, 2002 (the "RenRe Agreement") pursuant to which RenaissanceRe provided consulting services to us in connection with our property catastrophe book of business.  In 2007, we incurred fees of $2,724,000 pursuant to the RenRe Agreement.  Offsetting these decreases were one-time fees and expenses of $4,339,000 related to the agreement with Topiary Capital Limited ("Topiary"), which is discussed in more detail in “Financial Condition, Liquidity and Capital Resources.”

Net foreign currency exchange losses for the three months ended September 30, 2008 were $6,134,000 compared with net foreign currency exchange gains of $1,429,000 for the three months ended September 30, 2007.  We routinely transact business in currencies other than the U.S. dollar.  Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in currencies other than the U.S. dollar.  Net foreign currency exchange gains and losses arise as a result of fluctuations in the amounts of assets and liabilities denominated in foreign currencies as well as fluctuations in the currency exchange rates.  We periodically monitor our foreign currency exposures and may purchase or sell foreign currency denominated assets based on these exposures.  The net foreign currency exchange losses in 2008 were the result of us holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro and the Pound Sterling, as the U.S. dollar strengthened against these currencies.

Interest expense for the three months ended September 30, 2008 and 2007 was $4,752,000 and $5,457,000, respectively.  The decrease in interest expense in 2008 as compared with 2007 was the result of a reduction in our debt obligations outstanding in 2008 as compared with 2007.

Income tax expense (benefit) and the effective tax rates for the three months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Income tax expense (benefit)	$(5,014)	4,210	$(9,224)
Effective tax rates	10.0%	4.4%	5.6 points

The income tax benefit for 2008 as compared with the income tax expense for 2007 was due to the losses before income tax expense in 2008 as compared with income before income tax expense in 2007.  The effective tax rate in any given year is based on income (loss) before income tax expense (benefit) of our subsidiaries that operate in various jurisdictions, each of which has its own corporate income tax rate.  Platinum Holdings and Platinum Bermuda are not subject to corporate income tax.  The increase in the effective tax rate was primarily due to a change in the distribution of losses before income tax benefit among subsidiaries operating in different tax jurisdictions.  In 2008, the percentage of the combined loss before income tax benefit derived from Platinum Holdings and Platinum Bermuda was 75.2% as compared with 81.8% of income before income tax expense in 2007.

 Nine Months Ended September 30, 2008 as Compared with the Nine Months Ended September 30, 2007

Net income for the nine months ended September 30, 2008 and 2007 was as follows ($ in thousands):

	2008	2007	Decrease
Net income	$162,188	254,786	$92,598

The decrease in net income in 2008 as compared with 2007 was primarily due to a decrease in underwriting income of $64,632,000, a decrease in net investment income of $16,629,000 and an increase in net realized investment losses of $15,832,000.  The decrease in underwriting income was due to an increase in major catastrophe losses, partially offset by an increase in net favorable development in 2008 as compared with 2007.  The estimated net adverse impact in 2008 from major catastrophes, including Hurricanes Gustav and Ike and European storm Emma, was approximately $140,400,000 before taxes.  This compared to the estimated total net adverse impact in 2007 of $37,766,000 from major catastrophes, including European storm Kyrill and floods in the United Kingdom.  Net favorable development was $98,312,000 and $49,501,000 in 2008 and 2007, respectively.

Gross, ceded and net premiums written and earned for the nine months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Gross premiums written	$823,298	894,127	$(70,829)
Ceded premiums written	23,025	15,355	7,670
Net premiums written	800,273	878,772	(78,499)

Gross premiums earned	858,239	887,015	(28,776)
Ceded premiums earned	17,681	15,939	1,742
Net premiums earned	$840,558	871,076	$(30,518)

The decrease in gross premiums written in 2008 as compared with 2007 was primarily attributable to decreases in gross premiums written across most classes in the Casualty segment, partially offset by an increase in gross written premiums in the Property and Marine segment.  Net premiums written and net premiums earned in 2008 also included additional premiums of approximately $21,977,000 and $14,947,000, respectively, relating to reinsurance contracts that incurred losses arising from the major catastrophes, compared to $6,383,000 and $6,075,000, respectively, in 2007.  Ceded premiums written increased as we purchased additional retrocession protection for our North American property catastrophe business.  The decrease in net premiums earned was due to a decrease in net premiums written.

Net investment income for the nine months ended September 30, 2008 and 2007 was $144,037,000 and $160,666,000, respectively.  Net investment income decreased in 2008 as compared with 2007 due to a decrease in yields on invested assets.  Net investment income included interest earned on funds held of $2,573,000 and $4,417,000 in 2008 and 2007, respectively.

Net realized losses on investments for the nine months ended September 30, 2008 and 2007 were $18,353,000 and $2,521,000, respectively.  The increase in net realized losses on investments in 2008 as compared with 2007 was the result of $13,096,000 of other-than-temporary impairments and $5,257,000 resulting from the sale of securities.

Other expense for the nine months ended September 30, 2008 and 2007 was $5,892,000 and $3,645,000, respectively.  Other expense in 2008 included an expense of $8,415,000 for the change in net fair value of our insurance linked derivative contracts, and $376,000 of net expense on reinsurance contracts accounted for as deposits.  Partially offsetting these expenses was $1,990,000 of net unrealized gains relating to changes in fair value of fixed maturity securities classified as trading.  Other expense in 2007 includes $357,000 of net unrealized losses relating to changes in fair value of fixed maturity securities classified as trading, $347,000 of net expense on reinsurance contracts accounted for as deposits, and an expense of $3,000,000 for the change in the net fair value of our insurance linked derivative contracts.

Net losses and LAE and the resulting net loss and LAE ratios for the nine months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net losses and LAE	$524,458	510,267	$14,191
Net loss and LAE ratios	62.4%	58.6%	3.8 points

The increases in net losses and LAE and the related ratios in 2008 as compared with 2007 were due to an increase in major catastrophe losses, partially offset by an increase in net favorable loss development.  Losses from major catastrophes occurring in 2008 resulted in $156,113,000 of losses in 2008, which, with related premium adjustments, increased the net loss and LAE ratio by 17.7 points.  Major catastrophe losses were $44,073,000 in 2007 which, with related premium adjustments, increased the net loss and LAE ratio by 4.8 points.  Net losses and LAE and the resulting net loss and LAE ratios were also impacted by net favorable loss development of $112,320,000 in 2008 and $47,671,000 in 2007.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 14.1 and 5.4 points, respectively.  Exclusive of major catastrophes and favorable loss development, the net loss and LAE ratio decreased by approximately 0.4 points.  While rates across most of our classes of business have declined resulting in higher expected net loss and LAE ratios, net premiums earned increased in the Property and Marine segment and decreased in the Casualty segment.  This change in the mix of business offset the effect of the overall decline in rates as net loss ratios are generally lower in the Property and Marine segment than in the Casualty segment, excluding major catastrophe losses.

Net acquisition expenses and resulting net acquisition expense ratios for the nine months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net acquisition expenses	$182,999	156,392	$26,607
Net acquisition expense ratios	21.8%	18.0%	3.8 points

The increases in net acquisition expenses and the related net acquisition expense ratio in 2008 as compared with 2007 were primarily due to increases in estimated commissions related to prior underwriting years.  Net increases in commissions in 2008 relating to prior years were $22,566,000 in 2008, as compared with decreases of $2,228,000 in 2007.  Net adjustments to commissions and premiums related to prior years’ losses increased the net acquisition expense ratio by 2.5 points in 2008 and decreased the net acquisition expense ratio by 0.2 points in 2007.  Changes in the mix of business within both the Property and Marine and Casualty segments also contributed to the increase in the net acquisition expense ratio.

Operating expenses for the nine months ended September 30, 2008 and 2007 were $67,943,000 and $77,475,000, respectively.  The decrease in 2008 as compared with 2007 was primarily due to the expiration on September 30, 2007 of the RenRe Agreement.  In 2007, we incurred fees of $7,776,000 pursuant to the RenRe Agreement.  Also contributing to this decrease was a decrease in performance based compensation in 2008 of $4,866,000 as compared with 2007.  Offsetting these decreases were one-time fees and expenses of $4,339,000 related to the agreement with Topiary.

Net foreign currency exchange losses for the nine months ended September 30, 2008 were $3,263,000 compared to net foreign currency exchange gains of $2,887,000 for the nine months ended September 30, 2007.  The net foreign currency exchange losses in 2008 were the result of us holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro and the Pound Sterling, as the U.S. dollar strengthened against these currencies.

Interest expense for the nine months ended September 30, 2008 and 2007 was $14,253,000 and $16,368,000, respectively.  The decrease in interest expense was the result of a reduction in our debt obligations outstanding in 2008 as compared with 2007.

Income tax expense and the effective tax rates for the nine months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Income tax expense	$5,246	13,175	$7,929
Effective tax rates	3.1%	4.9%	1.8 points

The decrease in income tax expense in 2008 as compared with 2007 was due to the decrease in taxable income generated by our subsidiaries that operate in taxable jurisdictions.  The decrease in the effective tax rate was the result of a greater portion of income before income tax expense being generated by Platinum Holdings and Platinum Bermuda, which are not subject to corporate income tax, in 2008 as compared with 2007.  In 2008, the percentage of the income before income tax expense derived from Platinum Holdings and Platinum Bermuda was 88.6% as compared with 80.0% in 2007.  The effective tax rate in any given period is based on income before income tax expense of our subsidiaries that operate in various taxable jurisdictions, each of which has its own corporate income tax rate.

Segment Information

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate by segment our assets or certain income and expenses such as investment income, interest expense and certain corporate expenses.  Total underwriting income is reconciled to income before income tax expense.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments for the three and nine months ended September 30, 2008 and 2007 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

Three months ended September 30, 2008:
Net premiums written	$167,136	106,826	5,180	$279,142
Net premiums earned	151,763	124,319	4,643	280,725
Net losses and LAE	183,759	86,057	1,047	270,863
Net acquisition expenses	23,691	29,191	3,438	56,320
Other underwriting expenses	11,543	4,948	286	16,777
Segment underwriting income (loss)	$(67,230)	4,123	(128)	(63,235)

Net investment income				48,043
Net realized losses on investments				(18,214)
Net foreign currency exchange losses				(6,134)
Other expense				(1,686)
Corporate expenses not allocated to segments				(4,376)
Interest expense				(4,752)
Loss before income tax benefit				$(50,354)

Ratios:
Net loss and LAE	121.1%	69.2%	22.6%	96.5%
Net acquisition expense	15.6%	23.5%	74.0%	20.1%
Other underwriting expense	7.6%	4.0%	6.2%	6.0%
Combined	144.3%	96.7%	102.8%	122.6%

Three months ended September 30, 2007:
Net premiums written	$142,549	141,214	8,369	$292,132
Net premiums earned	128,380	153,938	7,992	290,310
Net losses and LAE	43,396	110,365	10,162	163,923
Net acquisition expenses	18,549	33,403	(507)	51,445
Other underwriting expenses	12,086	8,304	367	20,757
Segment underwriting income (loss)	$54,349	1,866	(2,030)	54,185

Net investment income				54,283
Net realized losses on investments				(864)
Net foreign currency exchange gains				1,429
Other expense				(659)
Corporate expenses not allocated to segments				(7,404)
Interest expense				(5,457)
Income before income tax expense				$95,513

Ratios:
Net loss and LAE	33.8%	71.7%	127.2%	56.5%
Acquisition expense	14.4%	21.7%	(6.3%)	17.7%
Other underwriting expense	9.4%	5.4%	4.6%	7.1%
Combined	57.6%	98.8%	125.5%	81.3%

	Property and Marine	Casualty	Finite Risk	Total

Nine Months Ended September 30, 2008:
Net premiums written	$454,541	335,295	10,437	$800,273
Net premiums earned	446,869	385,059	8,630	840,558
Net losses and LAE	279,165	252,233	(6,940)	524,458
Net acquisition expenses	69,119	98,893	14,987	182,999
Other underwriting expenses	29,774	18,734	961	49,469
Segment underwriting income (loss)	$68,811	15,199	(378)	83,632

Net investment income				144,037
Net realized losses on investments				(18,353)
Net foreign currency exchange losses				(3,263)
Other expense				(5,892)
Corporate expenses not allocated to segments				(18,474)
Interest expense				(14,253)
Income before income tax expense				$167,434

Ratios:
Net loss and LAE	62.5%	65.5%	(80.4%)	62.4%
Net acquisition expense	15.5%	25.7%	173.7%	21.8%
Other underwriting expense	6.7%	4.9%	11.1%	5.9%
Combined	84.7%	96.1%	104.4%	90.1%

Nine Months Ended September 30, 2007:
Net premiums written	$399,429	455,945	23,398	$878,772
Net premiums earned	373,226	471,802	26,048	871,076
Net losses and LAE	149,265	340,740	20,262	510,267
Net acquisition expenses	50,748	105,499	145	156,392
Other underwriting expenses	32,696	21,463	1,994	56,153
Segment underwriting income	$140,517	4,100	3,647	148,264

Net investment income				160,666
Net realized losses on investments				(2,521)
Net foreign currency exchange gains				2,887
Other expense				(3,645)
Corporate expenses not allocated to segments				(21,322)
Interest expense				(16,368)
Income before income tax expense				$267,961

Ratios:
Net loss and LAE	40.0%	72.2%	77.8%	58.6%
Net acquisition expense	13.6%	22.4%	0.6%	18.0%
Other underwriting expense	8.8%	4.5%	7.7%	6.4%
Combined	62.4%	99.1%	86.1%	83.0%

                Property and Marine

The Property and Marine operating segment includes principally property, including crop, and marine reinsurance coverages that are written in the U.S. and international markets.  This business includes property catastrophe excess-of-loss contracts, property per-risk excess-of-loss contracts and property proportional contracts.  This operating segment represented 59.9% and 48.8% of our net premiums written during the three months ended September 30, 2008 and 2007, respectively, and 56.8% and 45.4% of our net premiums written during the nine months ended September 30, 2008 and 2007, respectively.

 Three Months Ended September 30, 2008 as Compared with the Three Months Ended September 30, 2007

Gross, ceded and net premiums written and earned for the three months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Gross premiums written	$176,677	146,948	$29,729
Ceded premiums written	9,541	4,399	5,142
Net premiums written	167,136	142,549	24,587

Gross premiums earned	158,837	131,884	26,953
Ceded premiums earned	7,074	3,504	3,570
Net premiums earned	$151,763	128,380	$23,383

The increase in gross premiums written in 2008 as compared with 2007 was primarily due to an increase in North American crop and excess catastrophe business.  Net premiums written and net premiums earned in 2008 also included additional premiums of approximately $20,336,000 and $13,306,000, respectively, relating to reinsurance contracts that incurred losses arising from the major catastrophes, compared to $766,000 and $623,000, respectively, in 2007.  The increase in ceded premiums written was attributable to the purchase of additional retrocession protection for our North American property catastrophe business.  Net premiums earned in 2008 increased primarily as a result of increases in net premiums written in prior quarters.

Net losses and LAE and the resulting net loss and LAE ratios for the three months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net losses and LAE	$183,759	43,396	$140,363
Net loss and LAE ratios	121.1%	33.8%	87.3 points

The increases in net losses and LAE and the related ratios in 2008 as compared with 2007 were due to an increase in major catastrophe losses, partially offset by an increase in net favorable loss development.  We had $148,794,000 of net losses from major catastrophes in 2008, which with related premium adjustments increased the net loss and LAE ratio by 95.6 points.  In comparison, we had net losses from major catastrophes of $4,882,000 in 2007 which, with related premium adjustments, increased the net loss and LAE ratio by 3.8 points.  Net favorable loss development was $22,150,000 and $13,898,000 in 2008 and 2007, respectively.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 13.9 and 10.9 points, respectively.  Exclusive of the catastrophe losses and net favorable loss development, the net loss and LAE ratios in 2008 and 2007 were comparable.  The net loss and LAE ratios were also affected by changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the three months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net acquisition expenses	$23,691	18,549	$5,142
Net acquisition expense ratios	15.6%	14.4%	1.2 points

The increase in net acquisition expenses in 2008 as compared with 2007 was primarily due to an increase in net premiums earned.  The increase in the net acquisition expense ratio was due in part to higher commission rates in the 2008 underwriting year as compared with 2007, as well as changes in the mix of business.

Other underwriting expenses in 2008 and 2007 were $11,543,000 and $12,086,000, respectively.  The decrease in 2008 as compared with 2007 was due to a decrease in performance based compensation accruals allocated to the segment in 2008 and the expiration of the RenRe Agreement on September 30, 2007.  Other underwriting expenses in 2007 included fees of $2,724,000 relating to the RenRe Agreement.  Offsetting the decreases in 2008 were one-time fees and expenses of $4,339,000 related to the agreement with Topiary.

 Nine Months Ended September 30, 2008 as Compared with the Nine Months Ended September 30, 2007

Gross, ceded and net premiums written and earned for the nine months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Gross premiums written	$477,599	416,676	$60,923
Ceded premiums written	23,058	17,247	5,811
Net premiums written	454,541	399,429	55,112

Gross premiums earned	464,583	391,064	73,519
Ceded premiums earned	17,714	17,838	(124)
Net premiums earned	$446,869	373,226	$73,643

The increase in gross premiums written in 2008 as compared with 2007 was primarily due to an increase in North American crop and excess catastrophe business.  Net premiums written and net premiums earned in 2008 also included additional premiums of approximately $21,977,000 and $14,947,000, respectively, relating to reinsurance contracts that incurred losses arising from the major catastrophes, compared to $6,181,000 and $5,873,000, respectively, in 2007.  The increase in ceded premiums written was attributable to the purchase of additional retrocession protection for our North American property catastrophe business.  This increase was partially offset by a decrease that resulted from the non-renewal in 2007 of a quota share retrocessional agreement under which we ceded 30% of our property catastrophe business.  Net premiums earned in 2008 increased primarily as a result of the increase in net premiums written.

Net losses and LAE and the resulting net loss and LAE ratios for the nine months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net losses and LAE	$279,165	149,265	$129,900
Net loss and LAE ratios	62.5%	40.0%	22.5 points

The increases in net losses and LAE and the related ratios in 2008 as compared with 2007 were due to an increase in major catastrophe losses, partially offset by an increase in net favorable loss development.  We had net losses of $156,113,000 from major catastrophes in 2008 which, with related premium adjustments, increased the net loss and LAE ratio by 33.9 points, as compared with of net losses of $44,073,000 from major catastrophes in 2007 which, with related premium adjustments, increased the net loss and LAE ratio by 11.4 points.  Net losses and LAE and the resulting net loss and LAE ratios were also impacted by net favorable loss development of $60,238,000 in 2008 as compared with $40,848,000 in 2007.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 14.8 and 10.9 points, respectively.  Exclusive of losses related to major catastrophes and net favorable loss development, the net loss and LAE ratio increased by approximately 3.6 points in 2008 primarily due to an increase in crop quota share business that has a higher expected loss ratio than the remainder of the segment.  The net loss and LAE ratios were also affected by other changes in the mix of business.

Net acquisition expenses and the resulting net acquisition expense ratios for the nine months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase
Net acquisition expenses	$69,119	50,748	$18,371
Net acquisition expense ratios	15.5%	13.6%	1.9 points

The increase in net acquisition expenses in 2008 as compared with 2007 was primarily due to an increase in net premiums earned.  The increase in the net acquisition expense ratio in 2008 as compared with 2007 was due to higher commission rates in the 2008 underwriting year as compared with 2007 as well as changes in the mix of business.  Net acquisition expenses and the related net acquisition expense ratio were also affected by commissions related to prior years.  Net increases in commissions related to prior years were $5,100,000 and $1,075,000 in 2008 and 2007, respectively.

Other underwriting expenses in 2008 and 2007 were $29,774,000 and $32,696,000, respectively.  The decrease in 2008 as compared with 2007 was primarily due to a decrease in performance based compensation accruals in 2008 and the expiration of the RenRe Agreement on September 30, 2007.  Other underwriting expenses in 2007 included fees of $5,052,000 relating to the RenRe Agreement.  Offsetting the decreases in 2008 were $4,339,000 of fees and expenses in 2008 related to the agreement with Topiary.

                Casualty

The Casualty operating segment principally includes reinsurance contracts that cover umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health.  This operating segment represented 38.3% and 48.3% of our net premiums written during the three months ended September 30, 2008 and 2007, respectively, and 41.9% and 51.9% of our net premiums written during the nine months ended September 30, 2008 and 2007, respectively.

 Three Months Ended September 30, 2008 as Compared with the Three Months Ended September 30, 2007

Gross, ceded and net premiums written and earned for the three months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Gross premiums written	$106,826	141,214	$34,388
Ceded premiums written	–	–	–
Net premiums written	106,826	141,214	34,388

Gross premiums earned	124,319	153,957	29,638
Ceded premiums earned	–	19	19
Net premiums earned	$124,319	153,938	$29,619

The decrease in net premiums written in 2008 as compared with 2007 was primarily due to decreases in business underwritten in 2008 and 2007 across most North American casualty classes, with the most significant decreases in the North American excess classes.  The decrease was the result of fewer opportunities that met our underwriting standards.  The decrease in net premiums earned was the result of the decrease in net premiums written.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE and the resulting net loss and LAE ratios for the three months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Net losses and LAE	$86,057	110,365	$24,308
Net loss and LAE ratios	69.2%	71.7%	2.5 points

The decrease in net losses and LAE in 2008 as compared with 2007 was primarily due to the decrease in net premiums earned and an increase in net favorable loss development.  Net favorable loss development was $12,469,000 in 2008 as compared with net unfavorable loss development of $954,000 in 2007.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 10.3 points in 2008 and increased the net loss and LAE ratios by 0.6 points in 2007.  Exclusive of net loss development, the net loss and LAE ratio increased by approximately 7.8 points in 2008 as compared with 2007.  The increase is primarily attributable to losses related to a reinsurance contract covering leased private passenger automobile residual values.  Losses related to this contract were $11,008,000 in 2008.  Also impacting the loss ratio were higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy offset by a reduction in medical malpractice loss ratios due to better than expected experience and trends.  The loss ratio was also impacted by changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the three months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Net acquisition expenses	$29,191	33,403	$(4,212)
Net acquisition expense ratios	23.5%	21.7%	1.8 points

The decrease in net acquisition expenses in 2008 as compared with 2007 was due to the decrease in net premiums earned.  The increase in the net acquisition expense ratio was due, in part, to lesser adjustments to decrease commissions in 2008 relating to prior years and to deteriorating terms and conditions that have generally resulted in higher commission and brokerage rates.  Net decreases in commissions relating to prior years were $670,000 in 2008, representing 0.6% of net premiums earned, and $2,968,000 in 2007, representing 1.9% of net premiums earned.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Other underwriting expenses for the three months ended September 30, 2008 and 2007 were $4,948,000 and $8,304,000, respectively.  This decrease was primarily due to a decrease in performance based compensation accruals allocated to the segment.

 Nine Months Ended September 30, 2008 as Compared with the Nine Months Ended September 30, 2007

Gross, ceded and net premiums written and earned for the nine months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Gross premiums written	$335,262	455,996	$120,734
Ceded premiums written	(33)	51	84
Net premiums written	335,295	455,945	120,650

Gross premiums earned	385,026	471,845	86,819
Ceded premiums earned	(33)	43	76
Net premiums earned	$385,059	471,802	$86,743

The decrease in net premiums written in 2008 as compared with 2007 was primarily due to decreases in business underwritten in 2008 and 2007 across most North American casualty classes, with the most significant decreases in the umbrella class.  The decrease was the result of fewer opportunities that met our underwriting standards.  The decrease in net premiums earned was the result of the decrease in net premiums written.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE and the resulting net loss and LAE ratios for the nine months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Net losses and LAE	$252,233	340,740	$88,507
Net loss and LAE ratios	65.5%	72.2%	6.7 points

The decreases in net losses and LAE and the related ratios in 2008 as compared with 2007 were primarily due to a decrease in net premiums earned and an increase in net favorable loss development.  Net favorable loss development was $40,124,000 in 2008 and $2,476,000 in 2007.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 10.6 and 0.5 points, respectively.  Exclusive of net favorable loss development, the net loss and LAE ratio increased in 2008 as compared with 2007 due to $11,008,000 of losses in 2008 related to a reinsurance contract covering leased private passenger automobile residual values and higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy.  The net loss and LAE ratios were also affected by changes in the mix of business.

Net acquisition expenses and resulting net acquisition expense ratios for the nine months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Net acquisition expenses	$98,893	105,499	$(6,606)
Net acquisition expense ratios	25.7%	22.4%	3.3 points

The decrease in net acquisition expenses in 2008 as compared with 2007 was due to the decrease in net premiums earned.  The increase in the net acquisition expense ratio in 2008 as compared with 2007 was due, in part, to differences in commissions relating to prior years and to deteriorating terms and conditions that have generally resulted in higher commission and brokerage rates.  Net acquisition expenses in 2008 included an increase in commissions relating to prior years of $4,742,000, representing 1.2% of net premiums earned as compared with a decrease of $4,551,000 in 2007, representing 0.9% of net premiums earned.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Other underwriting expenses for the nine months ended September 30, 2008 and 2007, were $18,734,000 and $21,463,000, respectively.  This decrease was primarily due to a decrease in performance based compensation accruals allocated to the segment.

                Finite Risk

The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our downside risk, reinsurance contracts that we classify as finite risk provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products.  The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of our finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.  Due to the often significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The ongoing industry-wide investigations by legal and regulatory authorities into potential misuse of finite products have curtailed demand for these products beginning in 2005.  This diminished demand continues in 2008.  This operating segment represented 1.8% and 2.9% of our net premiums written during the three months ended September 30, 2008 and 2007, respectively, and 1.3% and 2.7% of our net premiums written during the nine months ended September 30, 2008 and 2007, respectively.

 Three Months Ended September 30, 2008 as Compared with the Three Months Ended September 30, 2007

Net premiums written and earned for the three months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease
Net premiums written	$5,180	8,369	$3,189
Net premiums earned	$4,643	7,992	$3,349

The decreases in net premiums written and earned in 2008 as compared with 2007 reflect the continuing reduction in the demand for finite business.

Net losses and LAE, net acquisition expenses and the resulting net loss, LAE and acquisition expense ratios for the three months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Net losses and LAE	$1,047	10,162	$(9,115)
Net acquisition expenses	3,438	(507)	3,945
Net losses, LAE and acquisition expenses	$4,485	9,655	$(5,170)
Net loss, LAE and acquisition expense ratios	96.6%	120.9%	(24.3) points

The decrease in net losses, LAE and acquisition expenses in 2008 as compared with 2007 was primarily due to the decrease in net premiums earned.  The decrease in the net loss, LAE and acquisition expense ratio was due to less net unfavorable development in 2008 as compared with 2007.  Net unfavorable development was $966,000 in 2008 as compared with $1,410,000 in 2007.  Net unfavorable development and premium adjustments related to prior years’ losses increased the net loss, LAE and acquisition expense ratios in 2008 and 2007 by 20.8 and 17.7 points, respectively.  Exclusive of net unfavorable development, the decrease in the net loss, LAE and acquisition expense ratio is the result of the expiration of a contract that experienced greater than expected loss activity in 2007 and the recognition of additional premium relating to prior years for which there were no related losses.

Other underwriting expenses for the three months ended September 30, 2008 and 2007 were $286,000 and $367,000, respectively.  The decrease in 2008 as compared with 2007 is the result of less expense incurred by the Finite Risk segment as the demand for finite risk products decreases.

 Nine Months Ended September 30, 2008 as Compared with the Nine Months Ended September 30, 2007

Gross, ceded and net premiums written and earned for the nine months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Gross premiums written	$10,437	21,455	$(11,018)
Ceded premiums written	–	(1,943)	1,943
Net premiums written	10,437	23,398	(12,961)

Gross premiums earned	8,630	24,106	(15,476)
Ceded premiums earned	–	(1,942)	1,942
Net premiums earned	$8,630	26,048	$(17,418)

The decreases in net premiums written and net premiums earned in 2008 as compared with 2007 reflect the continuing reduction in the demand for finite business.

Net losses and LAE, net acquisition expenses and the resulting net loss, LAE and acquisition expense ratios for the nine months ended September 30, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Increase (decrease)
Net losses and LAE	$(6,940)	20,262	$(27,202)
Net acquisition expenses	14,987	145	14,842
Net losses, LAE and acquisition expenses	$8,047	20,407	$(12,360)
Net loss, LAE and acquisition expense ratios	93.2%	78.4%	14.8 points

The decrease in net losses, LAE and acquisition expenses in 2008 as compared with 2007 was primarily due to the decrease in net premiums earned.  The increase in the net loss, LAE and acquisition expense ratio was primarily due to net unfavorable development in 2008 as compared with net favorable development in 2007.  Net unfavorable development was $767,000 in 2008 as compared with net favorable development of $3,099,000 in 2007.  Net unfavorable development and premium adjustments related to prior years’ losses increased the net loss, LAE and acquisition expense ratios in 2008 by 8.8 points, while net favorable development decreased the net loss, LAE and acquisition expense ratios in 2007 by 12.2 points.  Exclusive of net favorable development, the decrease in the net loss, LAE and acquisition expense ratio is the result of the expiration of a contract that experienced greater than expected loss activity in 2007 and the recognition of additional premium relating to prior years for which there were no related losses.

Other underwriting expenses for the nine months ended September 30, 2008 and 2007 were $961,000 and $1,994,000, respectively.  The decrease in 2008 as compared with 2007 was due to a decline in underwriting activity in the segment and a lower percentage of underwriting expenses allocated to the segment.

 Financial Condition, Liquidity and Capital Resources

                Financial Condition

We maintain investment guidelines for the management of our investment portfolio.  The primary objective of the investment portfolio is to maximize investment returns consistent with appropriate safety, diversification, tax and regulatory considerations and to provide sufficient liquidity to enable us to meet our obligations on a timely basis.  Within our fixed maturity portfolio, we invest in investment grade securities.  Our investment guidelines generally contain restrictions on the portion of the portfolio that may be invested in the securities of any single issue or issuer, with the exception of U.S. government securities, and provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used only as part of a defensive hedging strategy.  We do not invest in instruments such as credit default swaps or collateralized debt obligations.  As of September 30, 2008, we did not hold any common equities in our investment portfolio.  Any changes to our investment guidelines are subject to the ongoing oversight and approval of our board of directors.  In October 2008 our board of directors authorized investments in common equities up to a maximum of 10% of the investment portfolio.

Our available-for-sale and trading portfolios are primarily composed of well diversified, high quality, predominantly publicly-traded fixed maturity securities.  The investment portfolio, excluding cash and cash equivalents, had a duration of 3.5 years as of September 30, 2008.  We routinely monitor the composition of our investment portfolio and cash flows in order to maintain the liquidity necessary to meet our obligations.

As of September 30, 2008, we had $696,660,000 of cash, cash equivalents and short term investments and the fair value of our fixed maturity securities was $3,562,033,000 with a net unrealized loss of $182,989,000.  The following is a breakdown of our fixed maturity securities as of September 30, 2008 ($ in thousands):

	Fair Value	Unrealized Gain (Loss)	Average Credit Quality

U.S. Government	$483,855	$(5,389)	Aaa
U.S. Government agencies	355,781	(1,279)	Aaa
Corporate bonds:
Industrial	385,315	(11,069)	A2
Finance	162,761	(28,879)	Aa3
Utilities	48,614	(1,731)	A2
Insurance	53,113	(2,506)	Aa3
Preferreds with maturity date	25,008	(7,837)	A1
Hybrid trust preferreds	14,402	(2,114)	A1
Mortgage-backed and asset-backed securities:
U.S. Government agency residential mortgage-backed securities	721,800	(886)	Aaa
Commercial mortgage-backed securities	420,910	(49,826)	Aaa
Asset-backed securities	153,954	(2,523)	Aaa
Non-agency residential mortgage-backed securities	125,730	(36,774)	Aaa
Sub-prime asset-backed securities	23,394	(18,729)	Aa3
Alt-A residential mortgage-backed securities	12,355	(8,785)	Aa3
Municipal bonds	356,428	(5,039)	Aa2
Foreign governments and states	215,526	377	Aa1
Total fixed maturities	3,558,946	(182,989)	Aa1
Preferred stocks	3,087	–	A1
Total	$3,562,033	$(182,989)	Aa1

During the three months ended September 30, 2008, the financial markets experienced a loss of liquidity and significant adverse credit events that in turn led to widespread declines in the value of financial instruments.  Market events included but were not limited to: FNMA and the Federal Home Loan Mortgage Corporation ("FHLMC") being placed into conservatorship by the U.S. government; several bank mergers and insolvencies; a temporary ban on short selling of financial stocks; major independent investment banks converting into bank holding companies; the U.S. government making a significant loan to a large multinational insurance company in exchange for a majority equity position in the company; and the nationalization of several non-U.S. financial institutions by their respective governments.

Although interest rates decreased during the quarter, spreads widened relative to treasuries across all asset classes in our investment portfolio resulting in the increase in our unrealized loss position.  In particular, spreads for debt securities issued by financial institutions increased significantly.  During the three months ended September 30, 2008, in order to reduce our exposure to holdings in financial institutions, we sold approximately $207,305,000 of corporate bonds and cash equivalents issued by financial institutions.  We also recorded other-than-temporary impairments during the three months ended September 30, 2008 on perpetual preferred stocks and senior debt issued by financial institutions.

As of September 30, 2008, we held corporate bonds issued by financial institutions with a book value of approximately $191,640,000 and an unrealized loss of $28,879,000.  Our holdings of perpetual preferred stocks, preferred stocks with maturity dates and hybrid trust preferred stocks issued by financial institutions had a book value of approximately $47,287,000 and an ending unrealized loss of $9,749,000 as of September 30, 2008.  Although there are uncertainties in the current financial markets associated with financial institutions, we believe the coordinated actions by major governments and central banks to provide capital support to financial institutions and reduce interest rates coupled with our ability to hold these securities until recovery will allow us to recover the book value on these securities.

Our mortgage-backed and asset-backed securities represent our largest unrealized loss position of $117,523,000 or 64% of the unrealized loss position as of September 30, 2008.  Approximately 49% of the mortgage-backed and asset-backed securities in our investment portfolio were issued or guaranteed by the Government National Mortgage Association, FNMA, or FHLMC and are referred to as U.S. Government agency mortgage-backed securities.

The unrealized loss position of our commercial mortgage-backed securities portfolio was $49,826,000 as of September 30, 2008.  These securities have strong subordination, low loan-to-value ratios, and a weighted average credit rating of Aaa as of September 30, 2008.

The U.S. sub-prime residential mortgage market continues to experience higher than expected delinquencies.  The securities in our investment portfolio with underlying sub-prime mortgage exposure were investment grade as of September 30, 2008.  The following table summarizes the nine asset-backed securities within our fixed income portfolio exposed to the sub-prime residential mortgage market as of September 30, 2008 ($ in thousands):

	Amortized Cost	Fair Value
Vintage year 2005 and ratings of Aa or A	$38,131	$21,373
Vintage year 2006 and ratings of Aaa or Aa	3,993	2,021
Total	$42,124	$23,394

Our investment portfolio included securities with an amortized cost of $21,140,000 and fair value of $12,355,000 where the underlying collateral consists primarily of “Alt-A” mortgages.  These securities had a weighted average credit rating of Aa3 at September 30, 2008.

We continually monitor market events that impact our portfolio, including our sub-prime and Alt-A securities, and review our portfolio for potential other-than-temporary impairments.  We expect to collect the cash flows from principal repayments and interest payments associated with our mortgage-backed and asset-backed securities.  We did not consider any of the mortgage-backed and asset-backed securities we held to be other-than-temporarily impaired as of September 30, 2008.

Certain assets and liabilities associated with underwriting include significant estimates.  Reinsurance premiums receivable, deferred acquisition costs, unpaid losses and LAE, unearned premiums and commissions payable all represent or include significant estimates.  Reinsurance premiums receivable as of September 30, 2008 of $295,914,000 included $256,018,000 that was based upon estimates.  Reinsurance premiums receivable as of December 31, 2007 of $244,360,000 included $195,890,000 that was based upon estimates.  Reinsurance premiums receivable at any point in time is a function of the amount of premiums written as well as the contractual terms of settlement included in each reinsurance agreement.  The increase in reinsurance premiums receivable as of September 30, 2008 as compared with December 31, 2007 was primarily due to the contractual terms of settlement included in reinsurance agreements in lines of business such as in the North American crop business.  An allowance for uncollectible reinsurance premiums is considered for possible non-payment of such amounts due, as deemed necessary.  As of September 30, 2008, based on our historical experience, the general profile of our ceding companies and our ability, in most cases, to contractually offset reinsurance premiums receivable with losses and LAE or other amounts payable to the same parties, we did not establish an allowance for uncollectible reinsurance premiums receivable.

Gross unpaid losses and LAE as of September 30, 2008 of $2,460,185,000 included $1,809,300,000 of estimates of claims that are incurred but not reported ("IBNR").  Gross unpaid losses and LAE as of December 31, 2007 of $2,361,038,000 included $1,700,454,000 of IBNR.  The increase in unpaid losses was primarily attributable to the estimated losses incurred and unpaid related to Hurricanes Gustav and Ike in the Property and Marine segment.

Commissions payable includes estimated commissions that are comprised of estimated profit commission and commission on premium estimates.  Commissions payable as of September 30, 2008 of $122,699,000 included $107,193,000 of estimated commissions.  Commissions payable as of December 31, 2007 of $100,204,000 included $91,035,000 of estimated commissions.  The increase in commissions payable as of September 30, 2008 as compared with December 31, 2007 was consistent with the increase in reinsurance premiums receivable.

We entered into three insurance linked derivative contracts during the nine months ended September 30, 2008.  We entered into an option agreement to purchase industry loss warranty retrocessional protection.  The option period was March 19, 2008 to August 27, 2008 and the entire option fee of $1,250,000 was included in other expense in 2008.

The second insurance linked derivative was a contract under which we can recover up to $120,000,000 from the counterparty if modeled losses from both a first and second catastrophe event resulting from U.S. wind, California earthquake or European wind exceed a specified attachment point.  The term of this contract is from January 1, 2008 to December 31, 2008, at a cost of $5,510,000.  The estimated net fair value of this derivative was determined using unobservable inputs through the application of our own assumptions and internal models based on assumptions that we believe market participants would use.  The resulting net liability and change in net fair value of $4,040,000 was included in other liabilities on the consolidated balance sheets and included in other expense in the consolidated statement of operations.

In August 2008, we entered into an agreement with Topiary, a Cayman Islands special purpose vehicle.  Under the terms of our agreement with Topiary, we will pay to Topiary $9,500,000 during each of the three annual periods commencing August 1, 2008.  In return the agreement provides us with the ability to recover up to $200,000,000 should two catastrophic events involving U.S. wind, U.S. earthquake, European wind, or Japanese earthquake occur that meet specified loss criteria during any of the three annual periods.  Both the initial activation event and the qualifying second event must occur in the same annual period.  The maximum amount that we can recover over the three-year period is $200,000,000.  Topiary collateralized its limit of loss by placing $200,000,000 of high quality investments in a secured collateral account.  Any recovery we make under this contract is based on an index using insured property industry loss estimates that are compiled by Property Claim Services, a division of Insurance Services Offices, Inc., for certain U.S. perils, and parametric triggers for certain non-U.S. perils, and is not based on actual losses we may incur.  Consequently, the transaction was accounted for as a derivative and was carried at the estimated net fair value.  The resulting net liability and change in net fair value of $3,125,000 was included in other liabilities on our consolidated balance sheet and other expense in our consolidated statement of operations.  One-time fees and expenses of $4,339,000 related to the agreement with Topiary were included in operating expenses for the three and nine months ended September 30, 2008.

                Sources of Liquidity

Our consolidated sources of funds consist primarily of premiums written, investment income, proceeds from sales and redemption of investments, losses recovered from retrocessionaires, issuance of securities and actual cash and cash equivalents held by us.  Net cash flows provided by operations, excluding trading security activities, for the nine months ended September 30, 2008 were $254,567,000.

Platinum Holdings is a holding company that conducts no reinsurance operations of its own.  Our reinsurance operations are conducted primarily through our wholly owned reinsurance subsidiaries, Platinum Bermuda and Platinum US.  As a holding company, the cash flows of Platinum Holdings consist primarily of interest income, dividends and other permissible payments from its subsidiaries and issuances of securities.  Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including the payment of preferred dividends, common dividends and repurchases of common shares.  The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2008 without prior regulatory approval is approximately $398,241,000.  During the nine months ended September 30, 2008, dividends of $300,000,000 were paid by Platinum Bermuda to Platinum Holdings.

In addition to the net cash flows generated from operations, we have an effective universal shelf registration statement whereby we may issue and sell, in one or more offerings, up to $750,000,000 of debt, equity and other types of securities or a combination of such securities, including debt securities of Platinum Finance that would be unconditionally guaranteed by Platinum Holdings.  This shelf registration statement had approximately $440,000,000 of remaining capacity as of September 30, 2008.  We also have a $400,000,000 credit facility with a syndicate of lenders available for revolving borrowings and letters of credit expiring on September 13, 2011.  The credit facility is generally available for our working capital, liquidity, letters of credit and general corporate requirements.  As of September 30, 2008 this facility had approximately $318,000,000 of remaining capacity.

                Liquidity Requirements

Our principal consolidated cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, dividends to our preferred and common shareholders, the servicing of debt, capital expenditures, purchase of retrocessional contracts and payment of taxes.

Platinum Bermuda is not licensed, approved or accredited as a reinsurer anywhere in the U.S.  Therefore, under the terms of most of its reinsurance contracts with U.S. ceding companies, it may be required to provide collateral to its ceding companies for unpaid ceded liabilities in a form acceptable to the ceding companies and the relevant state insurance commissioners.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust or funds withheld.  Platinum Bermuda provides letters of credit through commercial banks and may be required to provide the banks with a security interest in certain investments of Platinum Bermuda including the credit facility described above.

Net cash flows available to us may be influenced by a variety of factors, including economic conditions in general and in the insurance and reinsurance markets, legal and regulatory changes as well as fluctuations from year to year in claims experience and the occurrence or absence of large catastrophic events.  We believe that the net cash flows generated by the operating activities of our subsidiaries in combination with cash and cash equivalents on hand will provide sufficient funds to meet our liquidity needs over the next twelve months.  Beyond the next twelve months, if our liquidity needs accelerate beyond our ability to fund such obligations from current operating cash flows, we may need to liquidate a portion of our investment portfolio, borrow under the credit facility described above or raise additional capital in the capital markets.  Our ability to meet our liquidity needs by selling investments or raising additional capital is subject to the timing and pricing risks inherent in the capital markets.

                Capital Resources

The Company does not have any material commitments for capital expenditures as of September 30, 2008.

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

 Economic Conditions

During the three months ended September 30, 2008, the financial markets experienced a loss of liquidity and significant adverse credit events that in turn led to widespread declines in the value of financial instruments.  These events resulted in intervention by central banks to inject liquidity into the financial system in an effort to promote stability.  Unfavorable economic conditions, such as recession, may follow the current market conditions.  Periods of moderate economic recession or inflation tend not to have a significant direct effect on our underwriting operations.  However, significant unexpected inflationary or recessionary periods can impact our underwriting operations and investment portfolio.  Management considers the potential impact of economic trends in the estimation process for establishing unpaid losses and LAE and in determining our investment strategies.

 Current Outlook

We believe that the combination of recent significant catastrophe losses, declines in asset values due to the loss of liquidity and adverse events in the credit and capital markets and share repurchase activity has reduced industry capacity.  The current adverse conditions in the financial markets have made both debt and equity capital either unavailable or significantly more expensive to access than in the recent past.  As reinsurance serves primary insurers as a replacement of dedicated capital, we believe demand for reinsurance will increase.  Since reinsurers are also challenged by the current adverse conditions in the financial markets, they may be reluctant to deploy their capacity without appropriate rate increases.  Therefore, we expect that most classes of business will experience some rate strengthening for the remainder of 2008 and into 2009 with the Property and Marine business responding first.

During the period from January 1, 2008 through October 1, 2008, approximately 97% of our business was up for renewal.  While rate adequacy declined in most classes, we found relatively more attractive opportunities in our Property and Marine segment and fewer attractive opportunities in our Casualty and Finite segments.  Our overall portfolio of business declined approximately 5%.

For the Property and Marine segment, during the period from January 1, 2008 through October 1, 2008 we experienced average rate decreases of 8% on our U.S. property catastrophe excess renewal business while rates on our non-U.S. property catastrophe excess renewal business were down 4%.  On average, rates for our portfolio of US catastrophe business that renewed after April 1 were unchanged.  In addition, we experienced average rate decreases of approximately 12% on our marine renewal business.  Per risk excess rates decreased by approximately 6% on average for our U.S. business and by approximately 3% on average for our non-U.S. business.

During the period from January 1 through October 1, 2008, we increased our writings of North American crop business from approximately $48,000,000 to approximately $130,000,000.  Most of this increase was attributable to one large quota share contract.  While favorable experience in recent years has led to some deterioration in terms and conditions in this class of business, we believe there remains an adequate opportunity for profit.  As most of the crop reinsurance contracts incept at January 1 we do not expect to write a significant amount of additional crop business for the remainder of 2008.

During the period from January 1 through October 1, 2008, we wrote approximately 8% less U.S. catastrophe excess-of-loss premium than we did during the same period in 2007.  However, due to the rate decreases in this class of business, our net retained risk has remained at the same level for 2008 while our potential profit has decreased.  In the same period our non-U.S. catastrophe excess-of-loss premium has increased approximately 6% as measured in U.S. dollars due to the weakening of the dollar against the Euro in the first half of 2008.  We believe the profitability remains adequate for the risk and for 2008 we plan to deploy capacity such that up to approximately 22.5% of our total capital could be exposed to an event with a probability of 1 in 250 years.

For the Casualty segment, although we believe that the market offers adequate returns on certain accounts, pricing has been softening.  Ceding companies are willing to increase retentions and reinsurers are competing for participation on the best contracts.  During the period from January 1 through October 1, 2008, rate changes across our casualty business, other than accident and health, have ranged from approximately +2% to -17%.  The overall average was a decrease of approximately 7%, against a background of upward trending loss costs.  As a result, we believe the business underwritten in 2008 will have a lower level of expected profitability as compared with the business underwritten in 2007.

During the period from January 1 through October 1, 2008, we wrote approximately 19% less casualty business than we did during the same period in 2007.  We expect the deterioration in market conditions to halt and we may see improvements in rates through the remainder of 2008.  We believe this could lead to more attractive opportunities in casualty.  We believe that financial security is a significant concern for buyers of long-tailed reinsurance protection who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record.  We believe that our rating, capitalization and reputation as a lead casualty reinsurer position us well to write profitable business as opportunities arise.

Earlier in 2008, rising fuel costs reduced demand for less fuel efficient vehicles, which reduced the market value of such vehicles.  Through September 30, 2008, we incurred losses of $11,008,000 against net premiums earned of $3,500,000 under a reinsurance contract covering leased private passenger automobile residual values.  While fuel costs have declined significantly, it may not revive the demand for less fuel efficient vehicles.  If demand for the vehicles that are subject to our reinsurance contract remains low, the resulting residual values may result in additional losses as vehicles come off lease through the end of 2009.  Our remaining maximum exposure to loss, net of premium and acquisition cost, is less than $20,000,000.

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

 Market and Credit Risk

Our principal invested assets are fixed maturity securities, which are subject to the risk of potential losses from adverse changes in market rates and credit risk resulting from adverse changes in the borrowers’ ability to meet debt service obligations.  Our portfolio has experienced significant volatility during the three months ended September 30, 2008 and increases in market rates increased the unrealized loss position in our investment portfolio.

The U.S. residential mortgage market has been experiencing higher than expected delinquencies and foreclosures and large decreases in property values.  Financial institutions have tightened lending standards and raised billions of dollars of capital to absorb future losses on their mortgage portfolios.

Illiquidity in the financial markets remains and there are many uncertainties in markets around the world.  There is a global effort by governments to enhance and promote market liquidity and ensure financial stability.  In October 2008, steps were taken in the U.S. and the United Kingdom to enable the use of public funds to increase the capital of financial institutions and accumulate mortgage-backed securities in an effort to improve confidence in the banking system and promote stability.  Furthermore, in a coordinated effort, target interest rates were reduced by the central banks in the U.S., Europe, the United Kingdom, Australia, China, Sweden and Switzerland.

Our strategy to limit risks is to place our investments in high quality credit issues and to limit the amount of credit exposure with respect to any one issuer or asset class.  We also select investments with characteristics such as duration, yield, currency and liquidity to reflect, in the aggregate, the underlying characteristics of our unpaid losses and LAE.  We attempt to minimize the credit risk by actively monitoring the portfolio and establishing a guideline minimum average credit rating for our portfolio of A2 as defined by Moody's Investor Service ("Moody’s").  As of September 30, 2008, the portfolio, excluding cash, cash equivalents and short-term investments, had a dollar weighted average credit rating of Aa1 as defined by Moody’s.

We have other receivable amounts subject to credit risk.  The most significant of these are reinsurance premiums receivable from ceding companies.  We also have reinsurance recoverable amounts from our retrocessionaires.  To mitigate credit risk related to premiums receivable, we have established standards for ceding companies and, in most cases, have a contractual right of offset which would allow us to settle claims net of any premiums receivable.  To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them.  Retrocessional coverage is obtained from companies rated “A-” or better by A. M. Best Company, Inc. (“A.M. Best”) or from retrocessionaires whose obligations are fully collateralized.  The financial performance and rating status of all material retrocessionaires are routinely monitored.

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

 Interest Rate Risk

We are exposed to fluctuations in interest rates.  Movements in rates can result in changes in the market value of our fixed maturity portfolio and can cause changes in the actual timing of receipt of principal payments of certain securities.  Rising interest rates result in a decrease in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to extension risk.  Conversely, a decrease in interest rates will result in an increase in the market value of our fixed maturity portfolio and can expose our portfolio, in particular our mortgage-backed securities, to prepayment risk.  An aggregate hypothetical impact on the market value of our fixed maturity portfolio, generated from an immediate parallel shift in the treasury yield curve, as of September 30, 2008 is as follows ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp	+ 100bp
Total market value	$3,687,976	3,624,198	3,558,946	3,493,130	$3,426,377
Percent change in market value	3.6%	1.8%		(1.8%)	(3.7%)
Resulting unrealized appreciation / (depreciation)	$(53,959)	(117,737)	(182,989)	(248,805)	$(315,558)

 Foreign Currency Exchange Rate Risk

We write business on a worldwide basis.  Consequently, our principal exposure to foreign currency risk is the transaction of business in foreign currencies.  Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency.  We manage our exposure to large foreign currency risks by holding invested assets denominated in non-U.S. dollar currencies in amounts that generally offset liabilities denominated in the same foreign currencies.  We may from time to time hold more non-U.S. dollar denominated assets than non-U.S. dollar liabilities.

 Sources of Fair Value

The following table presents the carrying amounts and estimated fair values of our financial instruments as of September 30, 2008 ($ in thousands):

	Carrying Amount	Fair Value
Financial assets:
Fixed maturity securities	$3,558,946	$3,558,946
Preferred stocks	3,087	3,087
Short-term investments	95,979	95,979

Financial liabilities:
Debt obligations	$250,000	$230,275

The fair value of our fixed maturity securities, preferred stocks, short-term investments and debt obligations are based on prices obtained from independent sources for those or similar investments using quoted prices in active markets and standard market valuation pricing models.  We valued approximately 60% of our securities using prices obtained from index providers, 26% using prices obtained from pricing vendors, and 14% using prices obtained from broker-dealers.  The inputs used in index pricing may include but are not limited to: benchmark yields, transactional data, broker-dealer quotes, security cash flows and structures, credit ratings, prepayment speeds, loss severities, credit risks and default rates.  Standard inputs used by pricing vendors may include but are not limited to: benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers and industry and economic events.  Broker-dealers value securities through trading desks primarily based on observable inputs.  Our derivative instruments, which are included in other liabilities in the consolidated balance sheet, are priced at fair value primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models.

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

 Changes in Internal Control over Financial Reporting

No changes occurred during the quarter ended September 30, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our objectives or plans will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

(1)	significant weather-related or other natural or man-made disasters over which we have no control;

(2)	market volatility, interest rate and currency exchange rate fluctuation, and credit risk on invested assets;

(3)	the effectiveness of our loss limitation methods and pricing models;

(4)	the adequacy of our liability for unpaid losses and LAE;

(5)	our ability to maintain our A.M. Best rating;

(6)	the cyclicality of the property and casualty reinsurance business;

(7)	conducting operations in a competitive environment;

(8)	our ability to maintain our business relationships with reinsurance brokers;

(9)	the availability of retrocessional reinsurance on acceptable terms;

(10)	tax, regulatory or legal restrictions or limitations applicable to us or the property and casualty reinsurance business generally;

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

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Following is a summary of purchases by us of our common shares during the three month period ended September 30, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
July 1, 2008 – July 31, 2008	8,700	$35.00	8,700	$249,695,257
August 1, 2008 – August 31, 2008	1,007,200	35.85	1,007,200	213,560,075
September 1, 2008 – September 30, 2008	278,200	35.98	278,200	203,541,352
Total	1,294,100	$35.87	1,294,100	$203,541,352

*
On August 4, 2004, our Board of Directors established a program to repurchase our common shares.  On July 26, 2007, our Board of Directors approved an increase in the then existing repurchase program to result in authority as of such date to repurchase up to a total of $250,000,000 of our common shares.  After repurchases of our common shares, on each of October 25, 2007, February 21, 2008, April 23, 2008, July 24, 2008 and October 22, 2008, our Board of Directors approved additional increases in the repurchase program to result in authority as of such dates to repurchase up to a total of $250,000,000 of our common shares.  During the three months ended September 30, 2008, the Company repurchased 1,294,100 of its common shares in the open market at an aggregate cost including commissions of $46,459,000 and a weighted average cost including commissions of $35.90 per share.  During the nine months ended September 30, 2008, the Company repurchased 7,536,092 of its common shares in the open market at an aggregate cost including commissions of $260,399,000 and a weighted average cost including commissions of $34.55 per share.  The common shares we repurchased were canceled.

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.1
Assignment and Assumption Agreement dated October 23, 2008 of the Transfer Restrictions, Registration Rights and Standstill Agreement dated November 1, 2002 as amended December 5, 2005 between Platinum Holdings and RenaissanceRe

10.1	Termination Addendum effective August 5, 2008 to Excess of Loss Retrocession Agreement by and between Platinum Bermuda and Platinum US dated January 1, 2008
10.2	Excess of Loss Retrocession Agreement by and between Platinum US and Platinum Bermuda dated as of August 5, 2008
10.3	Amended and Restated Option Agreement dated October 23, 2008 between Platinum Holdings, RenaissanceRe and Renaissance Other Investments Holdings II Ltd.
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: October 29, 2008	/s/ Michael D. Price
By: Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2008	/s/ James A. Krantz
By: James A. Krantz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)