Form 10-K
period 2008-12-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2009-02-27
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Address of principal executive offices, including postal code)

Registrant’s telephone number, including area code:  (441) 295-7195

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  X  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      No  X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No  X

The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2008, the last business day of our most recently completed second fiscal quarter, was $1,576,303,713 based on the closing sale price of $32.61 per common share on the New York Stock Exchange on that date.  For purposes of this computation only, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

As of February 15, 2009, there were outstanding 47,487,993 common shares, par value $0.01 per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

TABLE OF CONTENTS

Note On Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2008 (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements are based on our current plans or expectations that are inherently subject to significant business, economic and competitive uncertainties and contingencies.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.  In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements.

The inclusion of forward-looking statements in this Form 10-K should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

•	severe catastrophic events over which we have no control;

•	the effectiveness of our loss limitation methods and pricing models;

•	the adequacy of our liability for unpaid losses and loss adjustment expenses;

•	our ability to maintain our A.M. Best Company, Inc. (“A.M. Best”) rating;

•	the cyclicality of the property and casualty reinsurance business;

•	conducting operations in a competitive environment;

•	our ability to maintain our business relationships with reinsurance brokers;

•	the availability of retrocessional reinsurance on acceptable terms;

•	market volatility and interest rate and currency exchange rate fluctuation;

•	tax, regulatory or legal restrictions or limitations applicable to us or the property and casualty reinsurance business generally;

•	general political and economic conditions, including the effects of civil unrest, acts of terrorism, war or a prolonged United States or global economic downturn or recession; and

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion.

As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us.  The foregoing factors, which are discussed in more detail in Item 1A, “Risk Factors,” should not be construed as exhaustive.  Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

PART I

Item 1.	Business

General Overview

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a holding company domiciled in Bermuda.  Through our operating subsidiaries, we provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of commercial and personal lines insurers and select reinsurers on a worldwide basis.  For the year ended December 31, 2008, our Property and Marine, Casualty and Finite Risk operating segments accounted for approximately 57.1%, 41.5% and 1.4%, respectively, of our total net written premiums of $1,037,565,000.  As of December 31, 2008, we had total investments and cash and cash equivalents of $4,259,939,000 and $1,809,397,000 of shareholders’ equity.  Our operating subsidiaries currently have “A” (Excellent; 3rd of 16 categories) financial strength ratings from A.M. Best.

Platinum Holdings was organized in 2002.  We operate through two licensed reinsurance subsidiaries, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), a Bermuda reinsurance company and wholly owned subsidiary of Platinum Holdings, and Platinum Underwriters Reinsurance, Inc. (“Platinum US”), a U.S. reinsurance company and a wholly owned subsidiary of Platinum Underwriters Finance, Inc. (“Platinum Finance”).  Platinum Finance is an intermediate holding company domiciled in the United States and a wholly owned subsidiary of Platinum Regency Holdings (“Platinum Regency”), an intermediate holding company domiciled in Ireland and a wholly owned subsidiary of Platinum Holdings.  From 2003 through 2006, we also underwrote business in Platinum Re (UK) Limited (“Platinum UK”), a reinsurance company domiciled in the United Kingdom and a wholly owned subsidiary of Platinum Regency.  In 2007 we ceased underwriting reinsurance business in Platinum UK.  Prior to January 1, 2002, Platinum US was an inactive licensed insurance company with no underwriting activity.   Platinum Bermuda and Platinum UK were formed in 2002.

Platinum Holdings and its consolidated subsidiaries are collectively referred to in this Form 10-K as the “Company,” “we,” “us,” and “our,” unless the context otherwise indicates.

Our Strategy

We seek to achieve attractive long-term returns for our shareholders through disciplined risk management and market leadership in selected classes of property and marine, casualty and finite risk reinsurance by employing the following strategy:

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

●
Exercise disciplined underwriting and risk management.  We exercise underwriting and risk management discipline by: (i) maintaining a diverse spread of risk in our book of business across product lines and geographic zones, (ii) emphasizing excess-of-loss contracts over proportional contracts, (iii) managing our aggregate property catastrophe exposure through the application of sophisticated modeling tools and (iv) monitoring our accumulating exposures on non-property catastrophe exposed coverages.

●
Operate from a position of financial strength.  Our capital is unencumbered by any potential adverse development of unpaid losses for business written prior to January 1, 2002.  Our investment strategy focuses on security and stability in our investment portfolio by maintaining a portfolio that consists primarily of diversified, high quality, predominantly publicly traded fixed maturities.

We believe this strategy allows us to maintain our strong financial position and to be opportunistic when market conditions are most attractive.

Operating Segments

We have organized our worldwide reinsurance business into the following three operating segments:  Property and Marine, Casualty and Finite Risk.  We generally write reinsurance in each of our operating segments on either an excess-of-loss basis or a proportional basis (which is also referred to as pro-rata or quota share).

In the case of excess-of-loss reinsurance, we assume all or a specified portion of the ceding company’s risks in excess of a specified claim amount, referred to as the ceding company’s retention or our attachment point, subject to a negotiated reinsurance contract limit.  We manage our underwriting risk from excess-of-loss contracts by charging reinsurance premiums at specific retention levels, independent of the premiums charged by ceding companies, and based upon our own underwriting assumptions.  Because ceding companies typically retain a larger loss exposure under excess-of-loss contracts, we believe that they typically have a strong incentive to underwrite risks and adjust losses in a prudent manner.

In the case of proportional reinsurance, we assume a predetermined portion of the ceding company’s risks under the covered primary insurance contract or contracts.  The frequency of claims under a proportional contract is usually greater than under an excess-of-loss contract, since we share proportionally in all losses.  Premiums for proportional reinsurance are typically a predetermined portion of the premiums the ceding company receives from its insureds.

Substantially all of the reinsurance that we underwrite is on a treaty basis, which covers a type or category of insurance policies issued by the ceding company, and which could be written on either an excess-of-loss or proportional basis.  In limited and opportunistic circumstances, we underwrite facultative reinsurance, where we assume all or a part of a specific insurance policy or policies, which again could be written on either an excess-of-loss or proportional basis.

The following table sets forth our net premiums written for the years ended December 31, 2008, 2007 and 2006 by operating segment and by type of reinsurance ($ in thousands):

Net Premiums Written by Operating Segment

	Years Ended December 31,
	2008		2007		2006
	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written

Property and Marine
Excess-of-loss	$436,951	42%	427,230	38%	$318,260	27%
Proportional	156,136	15%	77,780	7%	106,669	9%
Subtotal Property and Marine	593,087	57%	505,010	45%	424,929	36%

Casualty
Excess-of-loss	373,307	36%	522,812	47%	663,338	56%
Proportional	56,777	6%	61,793	6%	94,337	8%
Subtotal Casualty	430,084	42%	584,605	53%	757,675	64%

Finite Risk
Excess-of-loss	3,277	0%	26,140	2%	50,220	4%
Proportional	11,117	1%	4,052	0%	(56,211)	(4%)
Subtotal Finite Risk	14,394	1%	30,192	2%	(5,991)	0%

Combined Segments
Excess-of-loss	813,535	78%	976,182	87%	1,031,818	87%
Proportional	224,030	22%	143,625	13%	144,795	13%
Total	$1,037,565	100%	1,119,807	100%	$1,176,613	100%

Our exposures are generally diversified across geographic zones.  The following table sets forth our net premiums written for the years ended December 31, 2008, 2007 and 2006 by operating segment and by geographic location of the ceding company ($ in thousands):

Net Premiums Written by Geographic Location of the Ceding Company

	Years Ended December 31,
	2008		2007		2006
	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written

Property and Marine
United States	$377,328	36%	294,975	26%	$275,870	23%
International	215,759	21%	210,035	19%	149,059	13%
Subtotal Property and Marine	593,087	57%	505,010	45%	424,929	36%

Casualty
United States	366,444	36%	510,552	45%	686,278	58%
International	63,640	6%	74,053	7%	71,397	6%
Subtotal Casualty	430,084	42%	584,605	52%	757,675	64%

Finite Risk
United States	13,161	1%	29,932	3%	(12,626)	(1%)
International	1,233	0%	260	0%	6,635	1%
Subtotal Finite Risk	14,394	1%	30,192	3%	(5,991)	0%

Combined Segments
United States	756,933	73%	835,459	74%	949,522	80%
International	280,632	27%	284,348	26%	227,091	20%
Total	$1,037,565	100%	1,119,807	100%	$1,176,613	100%

Additional financial information about our operating segments is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in this Form 10-K.

Property and Marine

Property reinsurance protects a ceding company against financial loss arising out of damage to property or loss of its use caused by an insured peril.  Property catastrophe reinsurance protects a ceding company against losses arising out of multiple claims for a single event while property per-risk reinsurance protects a ceding company against loss arising out of a single claim for a single event.  Our Property and Marine operating segment includes principally property (including crop) and marine coverages that are written in the United States and select international markets.  This business includes property catastrophe excess-of-loss reinsurance contracts, property per-risk excess-of-loss reinsurance contracts and property proportional reinsurance contracts.  We have also entered into an agreement with an underwriting manager to underwrite property facultative reinsurance risks.  Marine reinsurance treaties include excess-of-loss as well as proportional treaties.  We write other types of property and marine reinsurance on an opportunistic basis.  We employ underwriters and actuaries with expertise in each of the following areas:

●
Property.  We provide reinsurance coverage for damage to property and crops.  Our catastrophe excess-of-loss reinsurance contracts provide defined limits of liability, permitting us to quantify our aggregate maximum loss exposure for various catastrophic events.  Quantification of loss exposure is fundamental to our ability to manage our loss exposure through geographical zone limits and program limits.

●
Marine.  We provide reinsurance coverage for marine and offshore energy insurance programs.  Coverages reinsured include hull damage, protection and indemnity, cargo damage, satellite damage and general marine liability.  Within Marine, we also write commercial and general aviation reinsurance.

Casualty

Casualty reinsurance protects a ceding company against financial loss arising out of the obligation to others for loss or damage to persons or property.  Our Casualty operating segment principally includes reinsurance contracts that cover umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health.  We generally seek to write casualty reinsurance on an excess-of-loss basis.  We write proportional casualty reinsurance contracts on an opportunistic basis.

We seek to write casualty reinsurance contracts covering established books of insurance products where we believe that past experience provides a reasonable basis to price the reinsurance adequately.  We underwrite new exposures selectively and generally perform a comprehensive evaluation of the risk and ceding company being reinsured.  We generally employ underwriters and actuaries that have expertise in one or more of the following areas:

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

●
Professional Liability.  We write reinsurance contracts for professional liability programs, including directors and officers, employment practices, and errors and omissions for professionals such as accountants, lawyers, medical professionals, architects and engineers.  The underlying insurance products for these lines of business are generally written on a claims made basis, which requires notification of claims related to the liabilities insured under the policy to be submitted to the insurer during a specified coverage period.

●
Workers’ Compensation.  We reinsure workers’ compensation on a catastrophic basis as well as on a per-claimant basis.  We may provide full statutory coverage or coverage that is subject to specific carve-outs.  Our exposure to workers’ compensation would generally arise from a single occurrence, such as a factory explosion or earthquake, involving claims from more than one employer.

●
Casualty Clash.  Casualty clash reinsurance covers losses arising from a single event insured under more than one policy or where there are multiple claimants under one policy.  This type of reinsurance is analogous to property catastrophe reinsurance, but written for casualty lines of business.

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

●
Political Risk.  Political risk reinsurance covers the impairment of assets as a result of expropriation, political violence, currency inconvertibility, and the failure by sovereign countries to honor their obligations.  The locations of risks that we reinsure include Asia, Central and Eastern Europe, Latin America, Africa and the Middle East.

●
Accident and Health.  We provide accident and health reinsurance, most often covering employer self-insured or fully insured health plans, on a quota share and excess-of-loss basis.  We also write reinsurance of student health insurance, sports disability, Medicare and Medicare supplement and other forms of accident and health insurance.

Finite Risk

Finite reinsurance, often referred to as non-traditional reinsurance, includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  Reinsurance contracts classified as finite are typically structured to include loss limitation or loss mitigation features.  In exchange for contractual features that limit our risk, reinsurance contracts we include in our Finite Risk segment typically provide the potential for a significant profit commission to the ceding company.  The classes of risks that we would consider for our Finite Risk segment are generally consistent with the classes covered by our traditional products.  The finite risk reinsurance contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of our finite risk reinsurance contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss:

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

Marketing

We market our reinsurance products worldwide primarily through non-exclusive relationships with leading reinsurance brokers, as we believe that the use of reinsurance brokers enables us to operate on a more cost-effective basis and to maintain the flexibility to enter and exit reinsurance lines in a quick and efficient manner.  We also believe that brokers are particularly useful in assisting with placements of excess-of-loss reinsurance programs.  In addition to their role as intermediaries in placing risk, brokers perform data collection, contract preparation and other administrative tasks.  We believe that by doing business largely through reinsurance brokers we are able to avoid the expense and regulatory complications of a worldwide network of offices and thereby minimize fixed costs associated with marketing activities.

Based on in-force premiums written by us as of December 31, 2008, the brokers from which we derived the largest portions of our business (with the approximate percentage of business derived from each of such brokers and its affiliates) were: Marsh & McLennan Companies (34.4%), Aon Corporation (33.4%) and Willis Group Holdings (10.5%).  The loss of business relationships with any of these brokers could have a material adverse effect on our business.

Underwriting and Risk Management

Overview

Our approach to underwriting and risk management emphasizes discipline and profitability rather than premium volume or market share.  We seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, peril and type of program or contract.  Our risk management practices include evaluating the quality of the ceding company in connection with our review of any program proposal and using contract terms, diversification criteria, probability analysis and analysis of comparable historical loss experience.  We estimate the impact of catastrophic events using catastrophe modeling software and reinsurance contract information to evaluate our exposure to losses from individual contracts and in the aggregate.

Ceding Company Selection and Evaluation

Before entering into a reinsurance contract, we consider the quality of the ceding company, including the experience and reputation of its management, its capital, its risk management and underwriting strategy and practices and its claims settlement practices and procedures.  In addition, we seek to obtain information on the nature of the perils to be covered and, in the case of natural peril catastrophe exposures, aggregate information as to the location or locations of the risks covered under the reinsurance contract.  We request information on the ceding company’s loss history for the perils proposed to be covered, together with relevant underwriting considerations, which would impact our exposures.  If the program meets all these initial underwriting criteria, we then evaluate the proposal’s risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital.

Aggregate Loss Limits

Many of our reinsurance contracts do not contain an aggregate loss limit or a loss ratio limit, which means that there is no contractual limit to the number of claims that we may be required to pay pursuant to such reinsurance contracts.  However, our property reinsurance contracts with natural catastrophe exposure generally have occurrence limits.  In addition, our high layer property, casualty and marine excess-of-loss reinsurance contracts generally contain aggregate loss limits, with limited reinstatements of an occurrence limit, which restore the original limit under the contract after the limit has been depleted by losses incurred on that treaty.  Our actuaries and underwriters work together to establish appropriate pricing models for these purposes.

Modeling

For catastrophe coverages exposed to natural perils, we measure our exposure to aggregate catastrophic claims using catastrophe models that analyze the effect of wind speed and earthquakes on the exposed property values within our portfolio.  We seek to limit the amount of capital that we expect to lose from a severe catastrophic event; however, there can be no assurance that we will successfully limit actual losses from such a catastrophic event.  We also monitor our exposures to man-made peril catastrophe exposed accumulating risks, including surety, umbrella liability, directors and officers liability, trade credit and terrorism risks.

We use sophisticated modeling techniques to measure and estimate loss exposure under both simulated and actual loss scenarios.  We also use these models to assess the impact of both single and multiple events.  We take an active role in the evaluation of commercial catastrophe exposure models, which form the basis for our own proprietary pricing models.  These computer-based loss modeling systems primarily utilize direct exposure information obtained from our clients and data compiled by A.M. Best to assess each client’s potential for catastrophe losses.  We believe that modeling is an important part of the underwriting process for catastrophe exposure pricing.

Diversification

We seek to diversify our property catastrophe exposure across geographic zones around the world in order to avoid concentration of risk.  We attempt to limit our coverage for risks located in a particular zone to a predetermined level.  Currently, our largest property exposures are in states on the west coast, gulf coast and southeastern part of the United States, as well as in the Caribbean, Japan and northern Europe.  We maintain a database of our exposures in each geographic zone and estimate our probable maximum loss for each zone and for each peril (e.g., earthquakes and hurricanes) to which that zone is subject based on catastrophe models and underwriting assessments.  We also use catastrophe modeling to review exposures from events that cross country borders, such as wind events that may affect the Caribbean and Florida or the United Kingdom and continental Europe.  Our largest exposures are in the United States for hurricane and earthquake, in Europe for flood and wind, and in Japan for earthquake and typhoons.

We seek to diversify our casualty exposure by writing casualty business throughout the United States and internationally.  In addition, we seek to diversify our casualty exposure by writing casualty reinsurance across a broad range of product lines.

Retrocessional Reinsurance and Derivative Instruments

We buy retrocessional reinsurance, which is insurance for our own account, to reduce liability on individual risks, protect against catastrophic losses and obtain additional underwriting capacity.  The major types of retrocessional coverage that we purchase include specific coverage for certain property and casualty exposures.  We may purchase other retrocessional coverage on a selective basis.  Our decisions with respect to purchasing retrocessional coverage take into account both the potential coverage and market conditions such as pricing, terms, conditions and availability of such coverage, with the aim of securing cost-effective protection.  We expect that the type and level of retrocessional coverage we purchase will vary over time, reflecting our view of the changing dynamics of both the underlying exposure and the reinsurance markets.  There can be no assurance that retrocessional coverage will be available on terms we find acceptable.

Retrocessional agreements do not relieve us from our obligations to the insurers and reinsurers from whom we assume business.  The failure of retrocessionaires to honor their obligations would result in losses to us.  Consequently, we consider the financial strength of retrocessionaires when determining whether to purchase retrocessional coverage from them.  We generally obtain retrocessional coverage from companies rated “A-” or better by A.M. Best unless the retrocessionaire’s obligations are collateralized.  For exposures where losses become known and are paid in a relatively short period of time, we may obtain retrocessional coverage from companies that may not be rated but that provide adequate collateral.  We routinely monitor the financial performance and rating status of all material retrocessionaires.

We also use derivative instruments to reduce our exposure to catastrophe losses as an alternative to traditional retrocession.  The financial security of the derivative counterparty may be enhanced through the posting of collateral.

Claims Administration

Our claims personnel administer claims arising from our reinsurance contracts, including validating and monitoring claims, posting case reserves and approving payment of claims.  Authority for establishing reserves and payment of claims is based upon the level and experience of claims personnel.

Our claims personnel, or claims consultants engaged by us, conduct periodic audits of specific claims and the overall claims procedures of our ceding companies at their offices.  We rely on our ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to help establish the proper reinsurance premium for reinsurance agreements and to establish proper loss estimates and liabilities.  Moreover, prior to accepting certain risks, our underwriters may request that our claims personnel conduct pre-underwriting claims audits of prospective ceding companies.

In 2002 and 2003 we assumed certain reinsurance business from subsidiaries of The St. Paul Companies, Inc. (“St. Paul”) under quota share retrocession agreements (the “Quota Share Retrocession Agreements”).  Subsequently, St. Paul merged with The Travelers Companies, Inc. (“Travelers”).  Claims related to the Quota Share Retrocession Agreements are managed by the claims department of a subsidiary of Travelers, subject to our supervision and oversight.  We may, at our discretion and expense, take over administration of any specific claims that exceed $500,000.

Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses on our consolidated balance sheets represent our best estimates, at a given point in time, of our liability for payment of losses and loss adjustment expenses (“LAE”) for reinsured claims for events that have occurred on or before the balance sheet date.  We do not establish liabilities for unpaid losses and LAE until the occurrence of an event that may give rise to a loss.

Estimates of losses are established after extensive consultation with individual underwriters, actuarial review of loss development patterns and comparison with industry and our own loss information.  These estimates are based on predictions of future developments and trends, including predictions of claim severity and frequency.  Consequently, estimates of losses and LAE from time to time, and our ultimate liability for losses and LAE, may differ materially from our initial estimates.  We report changes in estimates of prior years’ unpaid losses and LAE in our consolidated statement of operations in the same calendar year in which we make the change.

The following table sets forth the changes in our unpaid losses and LAE for 2008, 2007 and 2006 ($ in thousands):

	2008	2007	2006

Net unpaid losses and LAE as of January 1,	$2,342,185	2,326,227	$2,268,655

Net incurred losses and LAE related to:
Current year	878,169	745,865	811,250
Prior years	(159,936)	(90,378)	(50,648)
Net incurred losses and LAE	718,233	655,487	760,602

Net paid losses and LAE:
Current year	148,355	73,402	96,112
Prior years	433,961	578,611	624,477
Net paid losses and LAE	582,316	652,013	720,589

Net effects of foreign currency exchange rate changes	(26,057)	12,484	17,559

Net unpaid losses and LAE as of December 31,	2,452,045	2,342,185	2,326,227

Reinsurance recoverable on unpaid losses and LAE	11,461	18,853	42,255

Gross unpaid losses and LAE as of December 31,	$2,463,506	2,361,038	$2,368,482

The net favorable loss development in 2008, 2007 and 2006 related to prior years included $167,246,000, $81,166,000 and $60,746,000, respectively, of net favorable loss development as a result of favorable movement in ultimate loss ratios.  The net favorable loss development in 2008, 2007 and 2006 related to prior years also included changes in net incurred losses and LAE associated with changes in estimates of premiums and the patterns of their earnings.  The net increase (decrease) of losses and LAE related to prior accident years arising from changes in premium estimates were $7,310,000, ($9,212,000) and $10,098,000 in 2008, 2007 and 2006, respectively.  The effect on net income of changes in premium estimates, after considering corresponding changes in related losses, LAE and acquisition expenses, was not significant.

The net favorable loss development related to prior years emerged from all segments and was related to both catastrophe and non-catastrophe losses.  The net favorable loss development in 2008 arose in all segments.  The Property and Marine segment had $71,220,000 of net favorable loss development, of which $18,834,000 related to major catastrophes in prior years.  The remainder of the net favorable loss development is attributable to non-major catastrophe, property risk and crop classes of business.  The Casualty segment had $73,242,000 of net favorable loss development, of which $63,341,000 was from certain long-tailed casualty classes.  The majority of the long-tailed casualty net favorable loss development was from the claims made classes.  The Finite Risk segment experienced net favorable loss development of $22,784,000 which was substantially all offset by adjustments to commissions.

The most significant portion of net favorable loss development in 2007 was in the Property and Marine segment and in certain classes in the Casualty segment.  Net favorable loss development in the Property and Marine segment in 2007 included $17,164,000 related to prior years’ major catastrophes.  Net favorable loss development in 2007 included $15,474,000 from certain long-tailed casualty classes.  During 2006, the lines that produced net favorable loss development were primarily property coverages in both the Property and Marine and Finite Risk segments as well as certain classes within the Casualty segment with short loss development periods.  The net favorable loss development in 2008, 2007 and 2006 from all segments resulted from reported loss experience that was less than expected and that gained sufficient credibility in the current period to reduce estimated ultimate losses.

The following table shows the development of liability for net unpaid losses and LAE from December 31, 2002 through December 31, 2008.  The top line of the table shows the liability for unpaid losses and LAE, net of retrocessional reinsurance recoverable, at the balance sheet date for each of the indicated years.  This represents our estimate of our net liability for losses and LAE arising in all prior years that are unpaid at the balance sheet date, including our estimate of the cost of claims incurred but not yet reported, generally referred to as “IBNR.”  We re-estimate the liability to reflect additional information regarding claims incurred prior to the end of each year.  Changes in our estimate of our liability for unpaid losses and LAE recorded at the end of the prior year are reflected in the consolidated statement of operations of the year during which the liabilities are re-estimated and result in a redundancy or deficiency of our unpaid losses and LAE.  A cumulative redundancy or deficiency reflects the cumulative difference between the original estimate of our liability for unpaid losses and LAE and the current re-estimated liability.  The table also shows the cumulative amounts paid as of successive years with respect to that liability.  Unpaid losses and LAE denominated in foreign currencies are restated at the foreign exchange rates in effect as of December 31, 2008 and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy.  Each amount in the table includes the effects of all changes in amounts for the prior years.  The table does not present accident year or underwriting year development data nor does it include any corresponding adjustments that may accompany loss redundancies or deficiencies such as premium or commission adjustments.  Conditions and trends that have affected the development of liabilities in the past may not necessarily exist in the future.  Therefore, it would not be appropriate to extrapolate future deficiencies or redundancies based on the following table ($ in thousands):

	2002	2003	2004	2005	2006	2007	2008

Net unpaid losses and LAE as of December 31,	$281,659	731,918	1,379,227	2,268,655	2,326,227	2,342,185	$2,452,045
Net unpaid losses and LAE re-estimated as of:
One year later	224,693	649,902	1,306,708	2,215,635	2,235,849	2,182,249
Two years later	194,422	604,891	1,277,627	2,149,153	2,129,932
Three years later	176,884	603,293	1,254,213	2,072,604
Four years later	175,683	601,719	1,210,091
Five years later	173,546	589,028
Six years later	173,601
Net cumulative redundancy	108,058	142,890	169,136	196,051	196,295	159,936
Adjustment for foreign currency exchange	15,318	6,047	(8,929)	5,975	1,992	5,639
Cumulative redundancy excluding foreign currency exchange	123,376	148,937	160,207	202,026	198,287	165,575

Net cumulative paid losses and LAE as of:
One year later	41,709	205,889	388,700	624,006	577,739	433,961
Two years later	62,604	265,376	536,351	1,065,607	873,487
Three years later	73,908	320,399	696,809	1,285,151
Four years later	90,982	373,081	799,763
Five years later	107,425	416,902
Six years later	125,264

Gross liability-end of year	281,659	736,934	1,380,955	2,323,990	2,368,482	2,361,038	2,463,506
Reinsurance recoverable on unpaid losses and LAE	–	5,016	1,728	55,335	42,255	18,853	11,461
Net liability-end of year	281,659	731,918	1,379,227	2,268,655	2,326,227	2,342,185	$2,452,045

Gross liability-re-estimated	173,601	595,540	1,214,156	2,126,276	2,163,438	2,192,963
Gross cumulative redundancy	$108,058	141,394	166,799	197,714	205,044	$168,075

Investments

As of December 31, 2008, our investments and cash and cash equivalents totaled $4,259,939,000, consisting of $3,369,041,000 of fixed maturity securities, $813,017,000 of cash and cash equivalents and $77,881,000 of short-term investments and preferred stocks.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The primary objective of our investment strategy is to generate investment income by maintaining a portfolio that consists primarily of diversified, high quality, predominantly publicly traded fixed maturity securities.  We do not invest in instruments such as credit default swaps or collateralized debt obligations.  We may invest in common equities up to a maximum of 10% of the investment portfolio.  We evaluate the expected rate of return of various investment classes over the current risk-free rate of return when determining investment allocations.  Our investment guidelines contain limits on the portion of our investment portfolio that may be invested in various investment classes and in the securities of any single issue or issuer, with the exception of U.S. government securities.  We review our investment guidelines periodically.

The following table summarizes the fair value of our investments and cash and cash equivalents as of December 31, 2008 and 2007 ($ in thousands):

	December 31,
	2008	2007

U.S. Government	$201,024	$96,752
U.S. Government agencies	811,489	579,766
Corporate bonds	694,653	821,735
Mortgage-backed and asset-backed securities	1,084,958	1,388,242
Municipal bonds	393,484	282,961
Non-U.S. governments and states	183,433	192,285

Total fixed maturity securities	3,369,041	3,361,741
Preferred stocks	2,845	9,607
Short-term investments	75,036	13,876

Total investments	3,446,922	3,385,224
Cash and cash equivalents	813,017	1,076,279

Total investments and cash and cash equivalents	$4,259,939	$4,461,503

U.S. Government agencies include securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other U.S. Government agencies.

We may invest in common and preferred stocks.  We may invest in currencies other than U.S. dollars to reflect our underwriting exposures denominated in foreign currencies.  We may use financial futures and options and foreign currency exchange contracts as part of a defensive hedging strategy.  We may, from time to time, make investments of a strategic or opportunistic nature.

Our investments are subject to market risks.  The principal risks that influence the fair value of our investment portfolio are interest rate risk, credit risk and liquidity risk.  See Item 7A “Quantitative and Qualitative Disclosures about Market Risk”.

As of December 31, 2008, our portfolio of fixed maturity securities and preferred stock had a dollar weighted average rating of Aa1 as measured by Moody’s Investors Service (“Moody’s”).  The following table summarizes the fair values of our fixed maturity and preferred stock portfolios as of December 31, 2008 and 2007 by rating assigned by Moody’s:

	December 31
	2008		2007
Moody’s Rating	Fair Value	% of Total	Fair Value	% of Total

Aaa	$2,299,184	68.2%	2,347,539	69.7%
Aa	486,582	14.4%	503,698	14.9%
A	439,255	13.0%	393,104	11.7%
Baa	143,518	4.3%	126,149	3.7%
Below Baa	3,347	0.1%	858	0.0%
Total	$3,371,886	100.0%	3,371,348	100.0%

We consider the estimated duration of our reinsurance liabilities and other contractual liabilities when establishing the target duration of our investment portfolio.  As of December 31, 2008 and 2007, our fixed maturity portfolio had a weighted average duration of 3.2 years and 2.9 years, respectively.

Valuation

The process of valuation of investments requires judgment and involves analyzing factors specific to each security.  See Valuation of Investments under Critical Accounting Estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Competition

The property and casualty reinsurance industry is highly competitive.  Some of our competitors are large financial institutions that have reinsurance operations, while others are specialty reinsurance companies.  Many of our competitors have greater financial, marketing and management resources than we do.  We compete with reinsurers worldwide on the basis of many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be underwritten.

Our principal competitors vary by type of business.  Bermuda-based reinsurers are significant competitors on property catastrophe business.  Lloyd’s of London syndicates are significant competitors on marine business.  On international business, the large European reinsurers are significant competitors.  Large U.S. direct reinsurers, as well as lead U.S.-based broker market reinsurers, are significant competitors on U.S. casualty business.  Our competitors include Arch Capital Group Ltd., Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Max Capital Group Ltd., Montpelier Re Holdings Ltd., Odyssey Re Holdings Corp., PartnerRe Ltd., RenaissanceRe Holdings Ltd. (“RenaissanceRe”) and Transatlantic Holdings, Inc.

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

Ratings

Financial strength ratings are used by ceding companies and reinsurance intermediaries to assess the financial strength and quality of reinsurers, and thus are an important factor in evaluating and establishing their competitive positions.  A.M. Best is generally considered to be a significant rating agency for the evaluation of insurance and reinsurance companies.  A.M. Best’s ratings are based on a quantitative evaluation of performance with respect to profitability, capital adequacy and liquidity and a qualitative evaluation of risk management, competitive position, investments, unpaid losses and company management.

A.M. Best has assigned a financial strength rating of “A” (Excellent) with a stable outlook to our operating subsidiaries.  This rating is the third highest of sixteen rating levels.  According to A.M. Best, a rating of “A” indicates A.M. Best’s opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.  This rating is subject to periodic review by A.M. Best and may be revised downward or revoked at the sole discretion of A.M. Best.  A.M. Best may increase its scrutiny of rated companies, revise their rating standards or take other action that could lead to changes in our ratings.

In addition to our financial strength rating, A.M. Best has assigned issuer credit ratings of “bbb” to the debt obligations of Platinum Holdings and Platinum Finance.  Standard & Poor's Ratings Services, a Division of the McGraw-Hill Companies, Inc., has also assigned issuer credit ratings of “BBB” to the debt obligations of Platinum Finance.

Employees

As of December 31, 2008, we employed 153 people.

Regulation

The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.  Reinsurers are generally subject to less direct regulation than primary insurers.  Platinum Bermuda is registered with and regulated by the Bermuda Monetary Authority (the “Authority”).  In the United States and in the United Kingdom, licensed reinsurers must comply with financial supervision standards comparable to those governing primary insurers.  Accordingly, Platinum US and Platinum UK are subject to extensive regulation under applicable statutes.  In the United States, regulatory, supervisory and administrative powers are generally held by state insurance commissioners.

Bermuda Regulation

Platinum Holdings and Platinum Bermuda are incorporated in Bermuda.  As a holding company, Platinum Holdings is not subject to Bermuda insurance regulations.

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), which regulates the insurance business of Platinum Bermuda, provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Authority, which is responsible for the day-to-day supervision of insurers.  Under the Insurance Act, insurance business includes reinsurance business. The Insurance Act also grants to the Authority powers to supervise, investigate and intervene in the affairs of insurance companies.

An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the Authority on matters connected with the discharge of the Authority’s functions, and subcommittees thereof supervise, investigate and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

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

The Insurance Act distinguishes between long-term business and general business.  Long-term business consists of life, annuity, accident and disability contracts in effect for not less than five years and certain other types of contracts.  General business is any insurance business that is not long-term business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation.  A company can be registered as a Class 4 insurer when: (a) it has at the time of its application for registration, or will have before it carries on insurance business, a total statutory capital and surplus of not less than $100 million; and (b) it intends to carry on insurance business including excess liability business or property catastrophe reinsurance business.  A company which is both a Class 4 insurer and an insurer carrying on long-term business is referred to herein as a “composite insurer.”  Platinum Bermuda is registered as both a Class 4 and long-term insurer and is regulated as such under the Insurance Act.

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

Independent Approved Auditor.  Platinum Bermuda must appoint an independent auditor who will annually audit and report on Platinum Bermuda’s financial statements prepared under generally accepted accounting principles or international financial reporting standards (“GAAP financial statements”), statutory financial statements and the statutory financial return of the insurer, each of which, are required to be filed annually with the Authority.  The independent auditor of Platinum Bermuda must be approved by the Authority.  No person having an interest in Platinum Bermuda other than as an insured, and no officer, servant or agent of Platinum Bermuda, shall be eligible for appointment as an approved auditor for Platinum Bermuda and any person appointed as an approved auditor to Platinum Bermuda who subsequently acquires such interest or becomes an officer, servant or agent of that insurer shall cease to be an approved auditor. If Platinum Bermuda fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the Authority may appoint an approved auditor for Platinum Bermuda and shall fix the remuneration to be paid to the approved auditor within 14 days, if not agreed sooner by the insurer and the auditor. Platinum Bermuda’s independent auditor is KPMG Bermuda.

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

Annual Financial Statements.  Platinum Bermuda, as a Class 4 insurer, must prepare annual GAAP financial statements and statutory financial statements.  The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto).  The statutory financial statements include information and analysis regarding premiums, claims, reinsurance and investments of the insurer.  Platinum Bermuda is required to file with the Authority the annual GAAP financial statements and statutory financial statements within four months from the end of the relevant financial year (unless specifically extended).  The statutory financial statements do not form part of the public records maintained by the Authority but the GAAP financial statements are available for public inspection.

Annual Statutory Financial Return.  Platinum Bermuda is required to file with the Authority a statutory financial return no later than four months after its financial year-end (unless specifically extended).  The statutory financial return for an insurer registered as a Class 4 general business and long-term insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of such insurer, a general business solvency certificate, a long-term business solvency certificate, the statutory financial statements themselves, the opinion of the loss reserve specialist, an actuary’s certificate and a schedule of reinsurance ceded.  The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration.  The independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify.  Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.  The statutory financial return is not available for public inspection.

Minimum Solvency Margin and Restrictions on Dividends and Distributions.  Platinum Bermuda must at all times maintain a solvency margin and an enhanced capital requirement in accordance with the provisions of the Insurance Act.  Each year Platinum Bermuda is required to file with the Authority a capital and solvency return within four months of its relevant financial year end (unless specifically extended).  The prescribed form of capital and solvency return, which was revised under new legislation adopted in 2008, comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model, a schedule of fixed income investments by rating category, a schedule of net loss and loss expense provision by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities.

The legislation adopted in 2008 also introduced, among other things, prescribed prudential standards in relation to solvency requirements to be observed by insurers.  This included the introduction of a new risk-based capital approach, the BSCR, in determining the insurer solvency capital requirements of Class 4 insurers.  The BSCR is a standardized model used to measure the risk associated with an insurer’s assets, liabilities and premiums, and a formula to take account of catastrophe risk exposure.  The model offers some degree of credit to the capital requirement calculations of insurers that diversify their underlying risk in the form of different business lines.  The Authority has provided for the use of pre-approved internally developed company models in lieu of the standardized BSCR.  The Authority requires all Class 4 insurers to maintain their capital at a target level which is 120% of the minimum amount calculated in accordance with the BSCR or the company’s approved in-house model (the “Enhanced Capital Requirement” or “ECR”).  In circumstances where the Authority concludes that the company’s risk profile deviates significantly from the assumptions underlying the ECR or the company’s assessment of its management policies and practices, it may issue an order requiring that the company adjust its ECR.

The BSCR increases the capital requirements of Platinum Bermuda and adds an additional constraint on the amount of dividends that Platinum Bermuda is able to pay without regulatory approval.

The Insurance Act mandates certain actions and filings with the Authority if Platinum Bermuda fails to meet and maintain its ECR or solvency margin, including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure.  Platinum Bermuda is prohibited from declaring or paying a dividend if it is in breach of its ECR, solvency margin or minimum liquidity ratio or if the declaration or payment of such dividend would cause such breach.  Where Platinum Bermuda fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Authority.  Further, Platinum Bermuda, as a Class 4 insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet its solvency margin or minimum liquidity ratio.  Platinum Bermuda must obtain the Authority’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements.  These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to those under the Companies Act 1981, which apply to all Bermuda companies.

All Bermuda companies must comply with the provisions of the Companies Act 1981 regulating the payment of dividends and making distributions from contributed surplus.  A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

Supervision and Intervention.  The Authority may appoint an inspector with powers to investigate the affairs of an insurer if the Authority believes that an investigation is required in the interest of the insurer’s policyholders or potential policyholders.  In order to verify or supplement information otherwise provided to the inspector, the Authority may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

An inspector may examine on oath any past or present officer, employee or insurance manager of the insurer under investigation in relation to its business and apply to the court in Bermuda for an order that other persons may also be examined on any matter relevant to the investigation.  It shall be the duty of any insurer in relation to whose affairs an inspector has been appointed and of any past or present officer, employee or insurance manager of such insurer, to produce to the inspector on request all books, records and documents relating to the insurer under investigation which are in its or his custody or control and otherwise to give to the inspector all assistance in connection with the investigation which it or he is reasonably able to give.

If it appears to the Authority that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Authority may, among other things, direct the insurer (i) not to take on any new insurance business, (ii) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (iii) not to make certain investments, (iv) to realize certain investments, (v) to maintain, or transfer to the custody of a specified bank, certain assets, (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (vii) to limit its premium income, (viii) not to enter into any specified transaction with any specified persons or persons of a specified class, (ix) to provide such written particulars relating to the financial circumstances of the insurer as the Authority thinks fit, (x) to obtain the opinion of a loss reserve specialist and to submit it to the Authority and (xi) to remove a controller or officer.

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the Authority may require certain information from an insurer (or certain other persons) to be produced to the Authority.  Further, the Authority has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions.  For example, the Authority must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority.  Further, the Authority must consider whether cooperation is in the public interest.  The grounds for disclosure are limited and the Insurance Act provides for sanctions for breach of the statutory duty of confidentiality.

Certain Other Bermuda Law Considerations.  All Bermuda “exempted companies” are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However,  exempted companies may not participate in certain business transactions, including (i) the acquisition or holding of land in Bermuda except that required for their business and held by way of lease or tenancy for terms of not more than 50 years or, with the consent of the Minister of Finance (the “Minister”), land which is used to provide accommodation or recreational facilities for officers and employees of the Company for a term not exceeding 21 years, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities or, (iv) the carrying on of business of any kind in Bermuda, except in furtherance of our business carried on outside Bermuda or under license granted by the Minister.  Generally it is not permitted without a special license granted by the Minister to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda although the reinsurance of risks undertaken by any company incorporated in Bermuda and permitted to engage in insurance and reinsurance business is permitted.

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

U.S. Insurance Holding Company Regulation of Platinum Holdings, Platinum Regency and Platinum Finance.  Platinum Holdings and Platinum Regency as the indirect parent companies of Platinum US, and Platinum Finance as the direct parent company of Platinum US, are subject to the insurance holding company laws of Maryland.  These laws generally require an authorized insurer that is a member of a holding company system to register with the Maryland Insurance Administration and to furnish annually financial and other information about the operations of companies within the holding company system.  Generally, all transactions between Platinum US and another company in the holding company system, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the Maryland Insurance Commissioner (the “Commissioner”).

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

U.S. Insurance Regulation of Platinum US.  The rates, forms, terms and conditions of our reinsurance agreements generally are not subject to regulation by any U.S. state insurance department.  This contrasts with primary insurance where the policy forms and premium rates are generally closely regulated by state insurance departments.  As a practical matter, however, the rates charged by primary insurers can have an effect on the rates that are charged by reinsurers.

State insurance authorities have broad administrative powers with respect to various aspects of the reinsurance business, including licensing to transact business, admittance of assets, establishing reserve requirements and solvency standards, and regulating investments and dividends.  State insurance laws and regulations require Platinum US to file statutory basis financial statements with insurance departments in each state where it is licensed, authorized or accredited to do business.  The operations of Platinum US are subject to examination by those state insurance departments at any time.  Platinum US prepares statutory basis financial statements in accordance with accounting practices prescribed or permitted by these insurance departments.  State insurance departments conduct periodic examinations of the books and records of insurance companies domiciled in their states as well as perform market conduct examinations of insurance companies doing business in their states.  State insurance departments generally conduct their various examinations at least once every three to five years.  Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”).  The Maryland Insurance Administration has conducted an examination of the statutory basis financial statements of Platinum US as of December 31, 2003.  There were no adjustments in the examination report to the statutory basis income or equity of Platinum US.  The Maryland Insurance Administration recently commenced its examination of the statutory basis financial statements of Platinum US as of December 31, 2008.

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

The NAIC uses a risk-based capital (“RBC”) model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies.  Maryland has adopted the NAIC’s model law.  The RBC calculation is used to measure an insurer’s capital adequacy with respect to: the risk characteristics of the insurer’s premiums written and unpaid losses and LAE, rate of growth and quality of assets, among other measures.  Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action depending upon the level of their capital inadequacy.  The statutory capital of Platinum US is above the level that would require any regulatory or corrective action or reporting.

The ability of a primary insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation.  Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit to its reserves on its statutory basis financial statements for the reinsurance ceded to the reinsurer.  With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed or accredited in a state where the primary insurer is domiciled or, in some instances, in a state in which the primary insurer is licensed.  States also generally permit primary insurers to take credit for reinsurance if the reinsurer is (i) domiciled in a state with a credit for reinsurance law that is substantially similar to the standards in the primary insurer’s state of domicile, and (ii) meets certain financial requirements.  Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral.  Some states impose requirements that make it difficult to become licensed or accredited as a reinsurer.

Platinum Bermuda is not licensed, accredited or approved in any state in the United States and, consequently, Platinum Bermuda must collateralize its obligations to Platinum US in order for Platinum US to obtain credit to its reserves on its statutory basis financial statements.

In December 2008, the NAIC formally adopted the NAIC Reinsurance Regulatory Modernization Framework proposal (the “Framework”) which provides for the formation of a new office to be called the NAIC Reinsurance Supervision Review Department (“RSRD”). The purpose of the RSRD will be to evaluate and approve systems of reinsurance regulation in place both in U.S. and non-U.S. jurisdictions to determine whether reinsurers domiciled in those jurisdictions would be permitted to participate in the Framework.  Under the Framework, credit for reinsurance determinations would be governed by the state that is the primary U.S. regulator of the reinsurer rather than by the domestic regulators of all of the ceding insurers, as is currently the case.  The level of required collateral for a participating reinsurer would depend upon the reinsurer’s security rating and would range from 0% to 100% of gross assumed liabilities.  It is likely that U.S. federal enabling legislation will be necessary to implement the Framework.  If the Framework ultimately leads to a reduction of the collateral requirements for non-U.S. insurers, such changes could be beneficial to Platinum Bermuda by permitting Platinum Bermuda to post less collateral to secure its reinsurance obligations to its U.S. ceding companies.  At this time, we are unable to determine whether any changes in the U.S. reinsurance regulatory framework will be implemented based on the NAIC proposal and the effect, if any, such changes would have on our operations or financial condition.

Government involvement in the insurance and reinsurance markets, both in the United States and worldwide, continues to evolve.  For example, Florida has enacted legislation that, among other things, increased the access of primary Florida insurers to the Florida Hurricane Catastrophe Fund (“FHCF”).  The purpose of the FHCF is to maintain insurance capacity in Florida by providing below market rate reinsurance to insurers for a portion of their catastrophic hurricane losses.  The legislation may have the effect of reducing the role of the private reinsurance market in Florida-based risks.  The Florida legislation and any similar state or U.S. federal legislation could have a material adverse impact on our business, financial condition or results of operations.

The U.S. federal government generally does not directly regulate the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks.  However, the federal government has undertaken initiatives or considered legislation in several areas that may impact the reinsurance industry, including tort reform, corporate governance and the taxation of reinsurance companies.  In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the reinsurance industry, including federal licensing in addition to or in lieu of state licensing and reinsurance for natural catastrophes.  We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect these developments could have on our business, financial condition or results of operations.

U.K. Regulation

The framework for supervision of insurance and reinsurance companies in the United Kingdom is largely formed by European Union Directives (“Directives”), which are required to be implemented in member states through national legislation.  The Financial Services Authority (the “FSA”) is the statutory regulator responsible for regulating insurance (which includes reinsurance).

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

Supervision of Management.  The FSA supervises the management of insurance companies through the approved persons regime, by which any appointment of a person to a position of significant influence within an insurance company must be approved by the FSA.  The FSA also has the authority to require there to be one or more independent directors on the board of directors of an insurance company.

Change of Control.  Financial Services and Markets Act 2000 (“FSMA”) confers power on the FSA to regulate changes in “control” of any insurance company authorized under FSMA.  Any company or individual that (together with the associates thereof) directly or indirectly holds 10% or more of the shares in the parent company of a U.K. authorized insurance company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such a parent company, would be considered to be a “controller” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such parent company by virtue of his shareholding in it.  A purchaser of 10% or more of the common shares of Platinum Holdings would therefore be considered to have acquired “control” of Platinum UK.

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

Winding Up of Platinum UK Operations.  In 2006 we began to renew business previously written by Platinum UK in Platinum Bermuda.  After successfully renewing substantially all of the reinsurance business written by Platinum UK in Platinum Bermuda, we ceased underwriting reinsurance business in Platinum UK in 2007.  Platinum UK filed a Scheme of Operation with the FSA which included actions to be taken in 2007 for its transition to a non-underwriting operation and to allow the release of substantially all of its capital to Platinum Holdings.  These actions included a 100% loss portfolio transfer of Platinum UK’s reinsurance business to Platinum Bermuda, which effectively replaced the previous 55% quota share agreement, and a plan for the administration of in force contracts and related claims.  During 2008 Platinum UK received approval from the U.K. Financial Services Authority to implement a novation program.  We plan to complete the novation of Platinum UK’s reinsurance contracts to Platinum Bermuda, to seek permission to release the remainder of Platinum UK’s capital to Platinum Holdings and to wind up the continuing operations of Platinum UK.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our Internet website at www.platinumre.com as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (the “SEC”).  We also post on our website the charters of our Audit, Compensation, Governance and Executive Committees, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and any amendments or waivers thereto, and any other corporate governance materials required to be posted by SEC or New York Stock Exchange (“NYSE”) regulations.  These documents are also available in print to any shareholder requesting a copy from our corporate secretary at our principal executive offices.  Information contained on the Platinum Holdings website is not part of this Form 10-K.

On May 15, 2008, our Chief Executive Officer submitted to the NYSE his Section 303A.12(a) Annual CEO Certification in which he stated that he is not aware of any violations by us of the NYSE’s Corporate Governance listing standards.

Item 1A.	Risk Factors

Numerous factors could cause our actual results to differ materially from those in the forward-looking statements set forth in this Form 10-K and in other documents that we file with the SEC.  Those factors include the following:

Risks Related to Our Business

The occurrence of severe catastrophic events could have a material adverse effect on our financial condition or results of operations.

We underwrite property and casualty reinsurance and have large aggregate exposures to natural and man-made disasters and, consequently, we expect that our loss experience generally will include infrequent events of great severity.  The frequency and severity of catastrophe losses are inherently difficult to predict.  Consequently, the occurrence of losses from a severe catastrophe or series of catastrophes could have a material adverse effect on our results of operations and financial condition.  In addition, catastrophes are an inherent risk of our business and a severe catastrophe or series of catastrophes could have a material adverse effect on our ability to write new business and our financial condition and results of operations, possibly to the extent of eliminating our shareholders' equity.  Increases in the values and geographic concentrations of insured property and the effects of inflation have historically resulted in increased severity of industry losses in recent years and, although we seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, we expect that those factors will increase the severity of catastrophe losses in the future.

If the loss limitation methods and loss and pricing models we employ are not effective, our financial condition or results of operations could be materially adversely affected.

Our property and casualty reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters.  Underwriting requires significant judgment, involving assumptions about matters that are inherently difficult to predict and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.  Many of our reinsurance contracts do not contain an aggregate loss limit or a loss ratio limit, which means that there is no contractual limit to the amount of losses that we may be required to pay pursuant to such reinsurance contracts.  However, our property reinsurance contracts with natural catastrophe exposure generally have occurrence limits that limit our exposure.  In addition, our high layer property, casualty and marine excess-of-loss contracts generally contain aggregate loss limits, with limited reinstatements of an occurrence limit, which restore the original limit under the contract after the limit has been depleted by losses incurred on that treaty.  We seek to manage our risk by limiting our estimated probable maximum loss from a catastrophic event in any geographic zone that could be expected to occur once in every 250 years to a specified percentage of total capital.  One or more catastrophic or other events could result in claims that substantially exceed our expectations and could have a material adverse effect on our financial condition or our results of operations, possibly to the extent of eliminating our shareholders' equity.

We believe that the computer-based loss and pricing models we use to assess each client’s potential for catastrophe losses is an important part of the underwriting process for catastrophe exposure pricing.  However, these models depend on the quality of the information obtained from our clients and the independent data we obtain from third parties and may prove inadequate for determining the pricing for certain catastrophe exposures.

For our property and casualty reinsurance underwriting, we depend on the policies, procedures and expertise of ceding companies; these companies may fail to accurately assess the risks they underwrite, which may lead us to inaccurately assess the risks we assume.

Because we participate in property and casualty reinsurance markets, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions.  As is common among reinsurers, we do not separately evaluate each of the individual risks assumed under reinsurance treaties.  We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates, we could face significant losses on these contracts.

If we are required to increase our liabilities for losses and loss adjustment expenses, our operating results may be adversely affected.

We establish liabilities for losses and LAE that we are or will be liable to pay for reinsured claims for events that have occurred on or before the balance sheet date.  At any time, these liabilities may prove to be inadequate to cover our actual losses and LAE.  To the extent these liabilities are determined to be insufficient to cover actual losses or LAE, we will have to increase these liabilities and incur a charge to our earnings, which could have a material adverse effect on our future financial condition and results of operations.  In accordance with laws, regulations and accounting principles generally accepted in the United States of America (“U.S. GAAP”), we do not establish liabilities until an event occurs which may give rise to a loss.  Once such an event occurs, liabilities are established based upon estimates of the total losses incurred by the ceding companies and an estimate of the portion of such loss we have reinsured.

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

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge.  Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may be difficult to enforce in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum.  These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued reinsurance contracts that are affected by the changes.  As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued.  The effects of unforeseen developments or substantial government intervention could adversely impact our ability to achieve our goals.  Examples of emerging coverage and claims issues include larger settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors’ and officers’ liability insurance and whether the substantial losses from the 2005 hurricanes were the result of storm surge, which is sometimes covered by insurance, or flood, which generally is not covered.

Losses from operations may deplete our capital base and create a need to obtain additional capital that may not be readily available in the capital markets or may only be available on unfavorable terms.

Losses from operations, including severe catastrophic events, could cause a material decline in our shareholders’ equity.  We are dependent on our financial strength and ratings, as evaluated by independent rating agencies, to underwrite reinsurance.  A material decline in our existing capital below a level necessary to maintain our ratings would require that we raise additional capital through financings or the capital markets.  To the extent that our existing capital is insufficient to fund our future operating requirements, we may need to raise additional funds through financings or limit our growth.  Any equity or debt financing, if available at all, may be on terms that are unfavorable to us.  Equity financings could result in dilution to our shareholders.  We may issue securities that have rights, preferences and privileges that are senior to those of our outstanding securities.  If we are not able to obtain adequate capital, our business, results of operations, financial condition and financial strength and credit ratings could be adversely affected.

A downgrade in our financial strength ratings could adversely affect our ability to write new business.

Financial strength ratings are used by ceding companies and reinsurance intermediaries to assess the financial strength and quality of reinsurers.  In addition, a ceding company’s own rating may be adversely affected by a downgrade in the rating of its reinsurer.  Therefore, a downgrade of our financial strength rating may dissuade a ceding company from reinsuring with us and may influence a ceding company to reinsure with a competitor that has a higher rating.

A.M. Best has assigned a financial strength rating of “A” (Excellent) with a stable outlook to our operating subsidiaries.  This rating is the third highest of sixteen rating levels.  According to A.M. Best, a rating of “A” indicates A.M. Best’s opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.  This rating is subject to periodic review by A.M. Best and may be revised downward or revoked at the sole discretion of A.M. Best.  A.M. Best may increase its scrutiny of rated companies, revise their rating standards or take other action that could lead to changes in our ratings.  If A.M. Best revises the rating standard associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.

Our reinsurance contracts commonly contain terms that would allow a ceding company to cancel the contract or require us to collateralize all or part of our obligation if our financial strength rating was downgraded below a certain rating level.  Whether a client would exercise a cancellation right would depend on, among other factors, the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage.  Any such cancellation could have a material adverse effect on our financial condition or future operations.

We have exposure to credit loss from counterparties in the normal course of business.

We may from time to time collateralize our obligations under our various reinsurance contracts by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract.  We have entered into reinsurance contracts with several ceding companies that require us to provide varying levels of collateral for our obligations under certain circumstances, including when our obligations to these ceding companies exceed negotiated amounts.  These amounts may vary depending on our rating from A.M. Best or other rating agencies.  The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of unpaid losses made by the ceding company.  Since we may be required to provide collateral based on the ceding company’s estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.  It is also unclear what, if any, the impact would be in the event of the liquidation of a ceding company with whom we have a collateral arrangement.

We also have credit exposure with respect to retrocessionaires and derivative counterparties.  Our retrocessionaires and counterparties to our derivative contracts may be affected by economic events which could adversely affect their ability to meet their obligations to us.

The availability and cost of security arrangements for reinsurance transactions may materially impact our ability to provide reinsurance from Bermuda to insurers domiciled in the United States.

Platinum Bermuda is not licensed, approved or accredited as a reinsurer anywhere in the United States and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.  We have the ability to issue up to $400 million in letters of credit under our senior unsecured credit facility available for revolving borrowings and letters of credit that expires on September 13, 2011.  If this facility is not sufficient or if we are unable to renew this facility or to arrange for other types of security on commercially acceptable terms, Platinum Bermuda’s ability to provide reinsurance to U.S. based clients may be severely limited.

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

The property and casualty reinsurance industry is highly competitive.  Some of our competitors are large financial institutions that have reinsurance operations, while others are specialty reinsurance companies.  Many of our competitors have greater financial, marketing and management resources than we do.  We compete with reinsurers worldwide on the basis of many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, claims experience, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be underwritten.  We may not be successful in competing with others on any of these bases, and the intensity of competition in our industry may erode profitability and result in less favorable policy terms and conditions for insurance and reinsurance companies generally, including us.

Traditional as well as new capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivatives such as swaps) that may compete with certain types of reinsurance, such as property catastrophe.  Over time, these numerous initiatives could significantly affect supply, pricing and competition in our industry and partially displace our traditional reinsurance products.

We could face losses from terrorism, political unrest and war.

We have exposure to losses resulting from acts of terrorism, political unrest and acts of war.  It is difficult to predict the occurrence of these events or to estimate the amount of loss an occurrence will generate.  Accordingly, it is possible that our unpaid losses and LAE will be inadequate to cover these risks.  We closely monitor the amount and types of coverage we provide for terrorism risk under reinsurance treaties.  We generally seek to exclude terrorism when we cannot reasonably evaluate the risk of loss or charge an appropriate premium for such risk.  Even in cases where we have deliberately sought to exclude coverage, we may not be able to eliminate completely our exposure to terrorist acts, and thus it is possible that these acts will have a material adverse effect on us.

We are dependent on the business provided to us by reinsurance brokers and we may be exposed to liability for brokers' failure to make premium payments to us or claim payments to our clients.

We market substantially all of our reinsurance products through reinsurance brokers.  The reinsurance brokerage industry generally, and our sources of business specifically, are concentrated.  The loss of business relationships with any of our top brokers could have a material adverse effect on our business.

In accordance with industry practice, we frequently pay amounts in respect of claims under contracts to reinsurance brokers, for payment over to the ceding companies.  In the event that a broker fails to make such a payment, we may remain liable to the ceding company for the payment.  When ceding companies remit premiums to reinsurance brokers, such premiums may be deemed to have been paid to us and the ceding company may no longer be liable to us for those amounts whether or not we actually receive the funds.  Consequently, we assume a degree of credit risk associated with our brokers during the premium and loss settlement process which varies by jurisdiction.

Catastrophic loss protection may become unavailable to us on acceptable terms.

We buy retrocessional reinsurance and use derivative instruments to reduce liability on individual risks, protect against catastrophic losses and obtain additional underwriting capacity.  Catastrophic loss protection capacity may be limited or unavailable or may be available only on terms that we find unacceptable.  If we are unable or unwilling to obtain such protection on acceptable terms, our financial position and results of operations may be materially adversely affected, especially by catastrophic losses.  Elimination of all or portions of our catastrophic loss protection could subject us to increased, and possibly material, exposure to losses or could cause us to underwrite less business.

Our retrocessions subject us to credit risk because the ceding of risk to retrocessionaires does not relieve a reinsurer of its liability to the ceding companies.  Therefore, a retrocessionaire’s insolvency or its inability or unwillingness to make payments under the terms of its reinsurance contract with us could have a material adverse effect on us.  Likewise, counterparties to our derivative contracts may be affected by economic events which could adversely affect their ability to meet their obligations to us.

Foreign currency exchange rate fluctuation may adversely affect our financial results.

We write business on a worldwide basis, and our results of operations may be affected by fluctuations in the value of currencies other than the U.S. dollar.  Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies.  We may incur foreign currency exchange gains or losses as we ultimately settle claims required to be paid in foreign currencies.  To the extent we do not seek to hedge our foreign currency risk or our hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rate could materially adversely affect our financial condition and results of operations.

We could be adversely affected by the loss of one or more key executives, by an inability to retain or replace qualified senior management or by an inability to renew the Bermuda work permits of any of our key executives or other key personnel.

Our success depends on our ability to retain the services of key executives and to attract and retain additional qualified personnel in the future.  Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate governmental authority.  None of our executive officers is a Bermudian, and all such officers employed in Bermuda, including our Chief Executive Officer, Chief Financial Officer and General Counsel and the Chief Executive Officer of Platinum Bermuda, are employed pursuant to work permits granted by Bermuda authorities.  These permits expire at various times during the next several years.  The Bermuda government limits the term of work permits to six years, subject to certain exceptions for key employees.  The loss of the services of our key executives or the inability to hire and retain other highly qualified personnel in the future, including as a result of our inability to renew the Bermudian work permits of such individuals, could adversely affect our business plans and strategies or cause us to lose clients or other key business contacts.

Risks Related to Our Investments

Our investment performance may adversely affect our results of operations, financial position and ability to conduct business.

Our operating results depend in part on the performance of our investment portfolio.  Our investments are subject to market-wide risks and fluctuations.  In addition, we are subject to risks inherent in particular securities or types of securities, such as the ability of issuers to repay their debt.  Adverse developments in the financial markets, such as disruptions, uncertainty or volatility in the capital and credit markets, may result in realized and unrealized capital losses that could have a material adverse effect on our results of operations, financial position and ability to conduct business, and may also limit our access to capital required to operate our business.  Severe disruptions in the public debt and equity markets, including, among other things, widening of credit spreads, lack of liquidity and bankruptcies, may result in significant realized and unrealized losses in our investment portfolio. Depending on market conditions, we could incur additional realized and unrealized losses on our investment portfolio in future periods, which could have a material adverse effect on our results of operations, financial condition and ability to conduct business.

Changes in market interest rates could have a material adverse effect on our investment portfolio, investment income and results of operations.

Our principal invested assets are fixed maturities.  Increasing market interest rates reduce the value of our fixed maturities, and we may realize a loss if we sell fixed maturities whose value has fallen below their acquisition cost.  Declining market interest rates can have the effect of reducing our investment income, as we invest proceeds from positive cash flows from operations and reinvest proceeds from maturing and called investments in new lower-yielding investments.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity. Accordingly, changes in interest rates could have a material adverse effect on our investment portfolio, investment income and results of operations.

Risks Related to Taxation

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

We believe that Platinum Holdings, Platinum Bermuda, Platinum UK Services Company Limited, Platinum UK, and Platinum Regency each operate in such a manner that none of these companies should be subject to U.S. corporate income tax because they are not engaged in a trade or business in the United States.  Nevertheless, because definitive identification of activities which constitute being engaged in a trade or business in the United States has not been established by the tax authorities, the U.S. Internal Revenue Service (the “IRS”) may successfully assert that any of these companies is engaged in a trade or business in the United States, or, if applicable, engaged in a trade or business in the United States through a permanent establishment.  If any of these companies were characterized as being so engaged, such company would be subject to U.S. tax at regular corporate rates on its income that is effectively connected (“ECI”) with its U.S. trade or business, plus an additional 30% “branch profits” tax on its dividend equivalent amount (generally ECI with certain adjustments) deemed withdrawn from the United States.  Any such tax could materially adversely affect our results of operations.

The federal insurance excise tax may apply on a cascading basis.

The IRS, in Revenue Ruling 2008-15, has formally announced its position that, absent a U.S. income tax treaty exception, the U.S. federal insurance excise tax (“FET”) is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non-U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (i) risks of a U.S. entity or individual located wholly or partly within the United States or (ii) risks of a non-U.S. entity or individual engaged in a trade or business in the United States which are located within the United States (“U.S. Situs Risks”), even if the FET has been paid on prior cessions of the same risks.  The legal and jurisdictional basis for, and the method of enforcement of, the position of the IRS is unclear.  Absent a U.S. income tax treaty exception, if the cascading FET is applicable to premiums paid to, or by, one of our non-U.S. insurance subsidiaries, it should apply at a 1% rate, even though the FET also applies on prior premium payments with respect to such risks.

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

If Platinum Holdings is considered a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, a U.S. Person who owns directly or, in some cases, indirectly (e.g., through a non-U.S. partnership) any of our shares will be subject to adverse U.S. federal income tax consequences including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed.  In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a “step-up” in the basis of the shares that might otherwise be available under U.S. federal income tax laws.  Although there is an exception for purposes of the PFIC rules for non-U.S. insurance companies predominantly engaged in the active conduct of an insurance business, there are currently no regulations regarding the application of the PFIC provisions to an insurance company and there is no other guidance to explain what constitutes the “active conduct of an insurance business for U.S. federal income tax purposes.”  New regulations or pronouncements interpreting or clarifying these rules may be forthcoming.  We believe we should not be characterized as a PFIC, however, we cannot assure you that we will not be characterized as a PFIC for U.S. federal income tax purposes.  If we are considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation.

Under certain circumstances, you may be required to pay taxes on your pro rata share of the related person insurance income of Platinum Bermuda.

If (i) U.S. Persons are treated as owning 25% or more of our shares, (ii) the related person insurance income (“RPII”) of Platinum Bermuda were to equal or exceed 20% of the gross insurance income of Platinum Bermuda in any taxable year, and (iii) direct or indirect insureds (and persons related to such insureds) own (or are treated as owning) 20% or more of the voting power or value of the shares of Platinum Bermuda, a U.S. Person who owns our shares directly or indirectly through non-U.S. entities on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder's pro rata share of the RPII of Platinum Bermuda for the entire taxable year, determined as if such RPII were distributed proportionately to such U.S. Persons at that date regardless of whether such income is distributed.  RPII generally represents premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of our shares or any person related to such holder.  In addition, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income.  The amount of RPII earned by Platinum Bermuda will depend on a number of factors, including the geographic distribution of the business of Platinum Bermuda and the identity of persons directly or indirectly insured or reinsured by Platinum Bermuda.  Some of the factors which determine the extent of RPII in any period may be beyond the control of Platinum Bermuda.  Although we expect that either (i) the gross RPII of Platinum Bermuda will not exceed 20% of its gross insurance income for the taxable year or (ii) direct or indirect insureds (and persons related to those insureds) will not own directly or indirectly through entities 20% or more of the voting power or value of our shares for the foreseeable future, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on all or a portion of their gains, if any.

The RPII rules provide that if a U.S. Person disposes of shares in a non-U.S. insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation's gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the shareholder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not such earnings and profits are attributable to RPII).  In addition, such a shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder.  These RPII rules should not apply to dispositions of our shares because Platinum Holdings will not be directly engaged in the insurance business.  The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department in the form of final regulations.  Regulations interpreting the RPII provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), exist only in proposed form.  It is not certain whether these proposed regulations will be adopted in their present form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect.

Holders of 10% or more of our shares may be subject to U.S. income taxation under the “controlled foreign corporation” rules.

A U.S. Person that is a “10% U.S. Shareholder” of a non-U.S. corporation (defined as a U.S. Person who owns or is treated as owning at least 10% of the total combined voting power of all classes of stock entitled to vote of the non-U.S. corporation) that is a controlled foreign corporation (“CFC”) for an uninterrupted period of 30 days or more during a taxable year, that owns shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC's taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's “subpart F income,” even if the subpart F income is not distributed.  “Subpart F income” of a non-U.S. insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income).  A non-U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of stock of that foreign corporation, or the total value of all stock of that foreign corporation.

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

We believe that because of the anticipated dispersion of our share ownership, and provisions in our organizational documents that limit voting power, no U.S. Person should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of all classes of our shares.  However, the IRS could successfully challenge the effectiveness of these provisions in our organizational documents.  Accordingly, no assurance can be given that a U.S. Person who owns our shares will not be characterized as a 10% U.S. Shareholder.

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

Changes in U.S. federal income tax law could materially adversely affect an investment in our shares.

Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to foreign affiliates.  It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on us or our shareholders.

The impact of Bermuda's letter of commitment to the Organization for Economic Cooperation and Development (the “OECD”) to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition.  These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world.  In the OECD's report dated April 18, 2002 and periodically updated, Bermuda was not listed as a tax haven jurisdiction because it had previously signed a letter committing itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity.  We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Risks Related to Laws and Regulations

The regulatory system under which we operate and potential changes thereto could significantly and adversely affect our business.

The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.  Reinsurers are generally subject to less direct regulation than primary insurers.  In the United States and in the United Kingdom licensed reinsurers are highly regulated and must comply with financial supervision standards comparable to those governing primary insurers.  For additional discussion of the regulatory requirements to which Platinum Holdings, as a holding company, and its subsidiaries are subject, see Item 1 “Business – Regulation.”  Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial condition and results of operations.  In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated below, distribute funds to Platinum Holdings.  In recent years, some U.S. state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies.  Moreover, the NAIC and state insurance regulators regularly reexamine existing laws and regulations, interpretations of existing laws and the development of new laws that may be more restrictive or may result in higher costs to us than current statutory requirements.

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

The insurance and reinsurance regulatory framework has become subject to increased scrutiny in many jurisdictions, including the U.S. federal and various state jurisdictions.  In the past, there have been congressional and other proposals in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the United States.  For example, if Platinum Bermuda were to become subject to any insurance laws and regulations of the United States or any U.S. state, which are generally more restrictive than those applicable to it in Bermuda, Platinum Bermuda might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing specified types of policies or contracts.  Complying with those laws could have a material adverse effect on our ability to conduct our business.

Platinum Holdings is a holding company and, consequently, its cash flow is dependent on dividends, interest and other permissible payments from its subsidiaries.

Platinum Holdings is a holding company that conducts no reinsurance operations of its own.  All operations are conducted by its wholly owned operating subsidiaries, Platinum Bermuda and Platinum US.  As a holding company, Platinum Holdings' cash flow consists primarily of dividends, interest and other permissible payments from its subsidiaries.  Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including capital management activities and the payment of any dividends to its common shareholders.

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

As a shareholder of our Company, you may have greater difficulty in protecting your interests than as a shareholder of a U.S. corporation.

The Companies Act differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits and the scope of indemnification available to directors and officers.

In addition, a substantial portion of our assets and certain of our officers and directors are or may be located in jurisdictions outside the United States.  It may be difficult for investors to effect service of process within the United States on our directors and officers who reside outside the United States or to enforce against us or our directors and officers judgments of U.S. courts predicated upon civil liability provisions of the U.S. federal securities laws.

There are limitations on the ownership, transfer and voting rights of our common shares.

Under our Bye-laws, our directors are required to decline to issue, or register any transfer of shares that would result in a person owning, directly or beneficially, and in some cases indirectly through non-U.S. entities or constructively, 10% or more of the voting shares, or in the case of our two former principal shareholders owning, directly or beneficially, and in some cases indirectly through non-U.S. entities or constructively, 25% or more of such shares or of the total combined value of our issued shares.  The directors also may, in their discretion, repurchase shares and decline to register the transfer of any shares if they have reason to believe that the transfer may lead to adverse tax or regulatory consequences among other reasons.  We are authorized to request information from any holder or prospective acquirer of common shares as necessary to give effect to the issuance, transfer and repurchase restrictions referred to above, and may decline to effect any transaction if complete and accurate information is not received as requested.

In addition, our Bye-laws generally provide that any person owning, directly or beneficially, and in some cases indirectly through non-U.S. entities or constructively, common shares carrying 10% or more of the total voting rights attached to all of our outstanding common shares, will have the voting rights attached to such shares reduced so that it may not exercise 10% or more of such total voting rights of the common shares.  Because of the attribution provisions of the Code and the rules of the SEC regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder whether or not such shareholder directly holds 10% or more of our common shares while other shareholders may have their voting rights increased.  Further, the directors have the authority to require from any shareholder certain information for the purpose of determining whether that shareholder's voting rights are to be reduced.  Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives the directors discretion to disregard all votes attached to that shareholder's common shares.

Although we are asking our shareholders to approve at the 2009 Annual General Meeting of Shareholders an amendment and restatement of the Bye-laws (the “Amended Bye-laws”) that would eliminate the prohibition on the ownership of 10% or more of the Company’s shares, the mandatory share issuance and transfer restrictions and the discretionary repurchase rights described above, the Board would still have the discretion to refuse to issue or transfer shares if it determines that such action may result in non-de minimis adverse tax, regulatory or legal consequences.  The Amended Bye-laws would also narrow the limitation on voting rights described above; however, the limitation would still apply to U.S. persons that own shares of the Company (directly or indirectly though non U.S. persons) and voting power would be limited to less than 9.5% instead of 10%.

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

Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda.  In addition, sales of common shares to persons resident in Bermuda for Bermuda exchange control purposes may require the prior approval of the Authority.  Consent under the Exchange Control Act 1972 (and its related regulations) has been obtained from the Authority for the issue and transfer of the common shares between non-residents of Bermuda for exchange control purposes, provided our shares remain listed on an appointed stock exchange, which includes the NYSE.  In giving such consent, neither the Authority nor the Registrar of Companies accepts any responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed herein or therein.

The foregoing provisions of our Bye-laws, or Amended Bye-laws, and legal restrictions will have the effect of rendering more difficult or discouraging unsolicited takeover bids from third parties or the removal of incumbent management.

The current investigations into finite risk reinsurance products could have a material adverse effect on our financial condition or results of operations.

In November and December 2004, we received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products.  On June 14, 2005, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York requesting documents relating to our finite risk reinsurance products.  We have fully cooperated in responding to all such requests.  Other reinsurance companies have reported receiving similar subpoenas and requests.  We have not had any contact with offices of the SEC, the New York Attorney General or the U.S. Attorney for the Southern District of New York with respect to these investigations since November 2005, but the investigations have not been closed and we are unable to predict what actions, if any, the governmental authorities will take in the future.  We believe these investigations have significantly diminished the demand for finite risk products and we expect that this diminished demand will continue.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Platinum Holdings and Platinum Bermuda lease office space in Pembroke, Bermuda, where our principal executive office is located.  Platinum US and all other U.S.-based subsidiaries are located in office space we lease in New York.  Platinum US also leases office space in Chicago.  Platinum UK leases office space in London.  We renew and enter into new leases in the ordinary course of business and anticipate no difficulty in extending our leases or obtaining comparable office facilities in suitable locations.  We consider our facilities to be adequate for our current needs.

Item 3.	Legal Proceedings

In the normal course of business, we may become involved in various claims and legal proceedings.  We are not currently aware of any pending or threatened material litigation.

As previously disclosed, in November and December 2004 we received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products.  On June 14, 2005, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York requesting documents relating to our finite reinsurance products.  We have fully cooperated in responding to all such requests.  Other reinsurance companies have reported receiving similar subpoenas and requests.  In 2005, we retained the law firm of Dewey & LeBoeuf LLP to conduct a review of our finite reinsurance practices.  They informed us that they identified no evidence of improprieties.  We have not had any contact with the SEC, the New York Attorney General’s Office or the U.S. Attorney for the Southern District of New York with respect to these investigations since November 2005, but the investigations have not been closed and we are unable to predict what actions, if any, the governmental authorities will take in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

At January 30, 2009, there were approximately 45 holders of record of our common shares, which are listed on the NYSE under the symbol “PTP.”  On February 13, 2009, the last reported sale price for our common shares on the NYSE was $29.00 per share.  The following table shows the high and low per share trading prices of our common shares, as reported on the NYSE for the periods indicated:

	Price Range of Common Shares
Year	High	Low

2008:
First Quarter	$36.60	$31.70
Second Quarter	37.00	32.58
Third Quarter	38.76	31.02
Fourth Quarter	36.16	21.38

2007:
First Quarter	$32.59	$29.81
Second Quarter	35.71	31.63
Third Quarter	36.39	31.02
Fourth Quarter	38.07	33.98

During the years ended December 31, 2008 and 2007 we paid quarterly cash dividends of $0.08 per common share.  Our Board of Directors has declared a dividend for the first quarter of 2009 of $0.08 per common share, payable on March 31, 2009 to shareholders of record at the close of business on March 2, 2009.  The declaration and payment of common share dividends is at the discretion of the Board of Directors and depends upon our results of operations, cash flows, the financial positions and capital requirements of Platinum Bermuda and Platinum US, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

On February 17, 2009 our 5,750,000 outstanding 6% Series A Mandatory Convertible Preferred Shares automatically converted into 5,750,000 common shares at a ratio of 1 to 1 which was based on the volume weighted average price of our common shares from January 14, 2009 through February 11, 2009.

The laws of the various jurisdictions in which our subsidiaries are organized restrict the ability of our subsidiaries to pay dividends to Platinum Holdings.  See Item 1, “Business – Regulation”.

Purchases of Equity Securities by Us

The following table summarizes our purchases of our common shares during the three months ended December 31, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Program *	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1, 2008 – October 31, 2008	154,400	$27.43	154,400	$245,765,000
November 1, 2008 – November 30, 2008	72,800	26.47	72,800	243,838,000
December 1, 2008 – December 31, 2008	–	–	–	243,838,000
Total	227,200	$27.12	227,200	$243,838,000

*On August 4, 2004, our Board of Directors established a program authorizing the repurchase of our common shares.  Since that date, our Board of Directors has approved increases in the repurchase program from time to time, most recently on October 22, 2008, to result in authority as of such date to repurchase up to a total of $250,000,000 of our common shares.

Performance Graph

The following graph compares cumulative total return on our common shares with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Composite Stock Price Index (the “S&P 500 Index”) and the S&P Property-Casualty Industry Group Stock Price Index (the “S&P Property-Casualty Index”), for the period that commenced December 31, 2003 and ended on December 31, 2008.  The graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2003 in our common shares, the S&P 500 Index, and the S&P Property-Casualty Index as measured by the last sale price on the last trading day of each such period.

Total Return to Shareholders
Comparison of Cumulative Five Year Total Return

	Indexed Returns * Years Ended December 31,
	2004	2005	2006	2007	2008

Platinum	$104.77	105.75	106.46	123.50	126.49
S&P 500 Index	110.88	116.33	134.70	142.10	89.53
S&P 500 Property & Casualty Index	110.42	127.11	143.47	123.44	87.13

*  Index value as of December 31, 2003 – 100.00

The foregoing performance graph shall not be deemed to be “soliciting material” or “filed” with the SEC or incorporated by reference in any previous or future document filed by the Company with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates such Performance Graph by reference in any such document.

Item 6.	Selected Financial Data

The following table sets forth certain of our selected financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.  Our data as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006 were derived from our consolidated financial statements beginning on page F-1 of this Form 10-K.  Our data as of December 31, 2006, 2005 and 2004, and for the years ended December 31, 2005 and 2004 were derived from our audited consolidated financial statements not included in this Form 10-K.  You should read the selected financial data in conjunction with our consolidated financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 beginning on page F-1 of this Form 10-K, and the related “Management's Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 27 of this Form 10-K.

Five-Year Summary of Selected Financial Data
($ in thousands, except per share amounts)

	As of and for the years ended December 31,
	2008	2007	2006	2005	2004

Statement of Operations Data:
Net premiums written	$1,037,565	1,119,807	1,176,613	1,717,722	$1,646,013
Net premiums earned	1,114,796	1,173,088	1,336,701	1,714,723	1,447,935
Net investment income	186,574	214,222	187,987	129,445	84,532
Net realized investment gains (losses)	26,568	(1,222)	(1,131)	(3,144)	2,991
Net losses and LAE	718,233	655,487	760,602	1,505,425	1,019,804
Underwriting expenses	306,459	294,642	357,219	458,804	380,958
Net income (loss)	226,240	356,978	329,657	(137,487)	84,783

Basic earnings (loss) per common share	4.38	5.91	5.38	(3.01)	1.96
Diluted earnings (loss) per common share	3.98	5.38	4.96	(3.01)	1.81
Dividends declared per common share	$0.32	0.32	0.32	0.32	$0.32

Balance Sheet Data:
Total investments and cash	$4,259,939	4,461,503	4,228,937	3,830,428	$2,456,868
Premiums receivable	307,539	244,360	377,183	567,449	580,048
Total assets	4,927,163	5,078,750	5,093,567	5,154,375	3,421,995
Unpaid losses and LAE	2,463,506	2,361,038	2,368,482	2,323,990	1,380,955
Unearned premiums	218,890	298,498	349,792	502,018	502,423
Debt obligations	250,000	250,000	292,840	292,840	137,500
Shareholders’ equity	1,809,397	1,998,377	1,858,061	1,540,249	1,133,003

Book value per common share	$34.58	34.04	28.33	23.22	$26.30

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included on pages F-1 through F-36 of this Form 10-K and “Note on Forward-Looking Statements” on page 1 of this Form 10-K.  Our consolidated financial statements have been prepared in accordance with U.S. GAAP.

Overview

Platinum Holdings was organized in 2002 as a Bermuda holding company and had $2,059,397,000 in capital as of December 31, 2008.  We operate through our two licensed reinsurance subsidiaries, Platinum Bermuda and Platinum US.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

Our History

We completed our initial public offering of 33,044,000 common shares in November 2002.  Concurrent with our initial public offering, we sold 6,000,000 common shares to St. Paul, and 3,960,000 common shares to RenaissanceRe in private placements.  St. Paul sold its 6,000,000 common shares in June 2004 and RenaissanceRe sold its 3,960,000 common shares in December 2005, in each case in public offerings.  As part of the private placements, St. Paul and RenaissanceRe received options to purchase up to 6,000,000 and 2,500,000 of additional common shares, respectively, at any time during the ten years following the initial public offering at a price of $27.00 per share.  Both of these options were subsequently amended to provide that in lieu of paying $27.00 per share, any option exercise will be settled on a net share basis, which will result in our issuance of a number of common shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00, less the par value per share, multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share.  Neither St. Paul nor RenaissanceRe has exercised its option.  In November 2002, we entered into several agreements with St. Paul for the transfer of continuing reinsurance business and certain related assets of St. Paul.  Among these agreements were the Quota Share Retrocession Agreements under which we assumed from St. Paul unpaid losses and LAE, unearned premiums and certain other liabilities on reinsurance contracts becoming effective in 2002 underwritten by St. Paul Re.  In November 2002, we entered into a five-year Services and Capacity Reservation Agreement with RenaissanceRe, pursuant to which RenaissanceRe provided consulting services to us in connection with our property catastrophe book of business (the “RenRe Agreement”).  The RenRe Agreement provided that, up to two times per year, RenaissanceRe would analyze our property catastrophe treaties and contracts and assist us in measuring risk and managing our aggregate catastrophe exposures.  The RenRe Agreement expired in September 2007.

Economic Conditions

Periods of moderate economic growth or recession tend not to adversely affect our operations.  Periods of moderate inflation or deflation also tend not to adversely affect our operations.  However, periods of severe inflation or deflation or prolonged periods of recession may adversely impact our results of operations or financial condition.  Management considers the potential impact of economic trends in the estimation process for establishing unpaid losses and LAE and in determining our investment strategies.

Reinsurance Industry Conditions and Trends

The reinsurance industry historically has been cyclical, characterized by periods of price competition due to excessive underwriting capacity as well as periods of favorable pricing due to shortages of underwriting capacity.  Cyclical trends in the industry and the industry's profitability can also be significantly affected by volatile developments, including natural and other catastrophes.  Property and casualty reinsurance rates often rise in the aftermath of significant catastrophe losses.  To the extent that actual claim liabilities are higher than anticipated, the industry's capacity to write new business diminishes.  The reinsurance industry is also affected by changes in the propensity of courts to expand insurance coverage and grant large liability awards, as well as fluctuations in interest rates, inflation and other changes in the economic environment that affect the fair values of investments.

In 2005 an unprecedented level of hurricane losses caused many reinsurers to report significant net losses after which rating agencies imposed higher capital requirements.  Both reinsurers and their clients reassessed their catastrophe pricing parameters and procedures.  The result was an increase in catastrophe pricing, particularly for wind exposures in the United States, in 2006 and the beginning of 2007.  A number of new companies were formed to take advantage of the improved pricing.  The combination of additional capacity and a lack of major catastrophe activity in 2006 and 2007 led to a decline in pricing for catastrophe exposed reinsurance in the second half of 2007.  After initially stabilizing, the weakening of non-catastrophe pricing resumed in late 2006 and continued throughout 2007.  The pricing of reinsurance continued to decline in the first half of 2008.  However, during the second half of 2008, the financial markets experienced significant adverse credit events and a loss of liquidity, which reduced the amount of capital in the insurance industry.  In addition, the 2008 hurricane season resulted in substantial losses to the insurance and reinsurance industry.

Current Outlook

We believe that the current adverse conditions in the financial markets have made debt and equity capital either unavailable or significantly more expensive to access than in the recent past.  Since reinsurance can serve primary insurers as a replacement of dedicated capital, we believe demand for reinsurance will increase.  We also believe that some reinsurers have been negatively impacted by the current adverse conditions in the financial markets and 2008 hurricane losses to such an extent that they may be reluctant to deploy their capacity without appropriate rate increases.  We believe that these factors have begun to affect reinsurance market conditions positively.  At January 1, 2009 rate adequacy stabilized or improved in most classes.  We believe that these conditions may lead to further rate strengthening during 2009, particularly with respect to property and marine business.

For the Property and Marine segment, catastrophe rate adequacy improved most in catastrophe exposed areas of the U.S.  We seek to limit the estimated probable maximum loss to a specific level for severe catastrophic events.  We currently expect to limit the probable maximum pre-tax loss for 2009 to no more than 22.5% of total capital for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we may change this threshold at any time.  In January 2009, the estimated probable maximum loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $293 million as compared with $467 million in January 2008.

For the Casualty segment, we believe that the market offers adequate returns on certain accounts and that pricing has been stabilizing. We believe that financial security is a significant concern for buyers of long-tailed reinsurance protection who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record.  We believe that our rating, capitalization and reputation as a lead casualty reinsurer position us well to write profitable business as opportunities arise.

We found relatively more attractive opportunities in our Property and Marine segment and relatively fewer attractive opportunities in our Casualty segment.  Therefore, Property and Marine business may represent a larger proportion of our overall book of business in future periods, which could increase the volatility of our results of operations.

In the Finite Risk segment, we expect the relatively low level of demand will continue for the foreseeable future.

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make many estimates and assumptions that affect the reported amounts of assets, liabilities (including unpaid losses and LAE), revenues and expenses, and related disclosures of contingent liabilities.  Certain of these estimates and assumptions result from judgments that are necessarily subjective.  Actual results may differ materially from these estimates.  Our critical accounting estimates include premiums written and earned, unpaid losses and LAE, valuation of investments and evaluation of risk transfer.

Premiums Written and Earned

Assumed reinsurance premiums are recognized as revenues, net of any related ceded retrocessional coverage purchased.  Both assumed and ceded premiums are recognized as earned and included in revenues generally on a basis proportionate with the coverage period.  Assumed premiums written not yet recognized as revenue are recorded on the consolidated balance sheet as unearned premiums; ceded premiums written not yet earned are recorded on the consolidated balance sheet as prepaid reinsurance premiums.

Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period.  Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by estimates of premiums that are written but not reported ("WBNR").  The premium estimation process considers the terms and conditions of the reinsurance contracts and assumes that the contracts will remain in force until expiration.  The estimation of written premiums could be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions.  In addition to estimating WBNR, we estimate the portion of premiums earned but not reported ("EBNR").  The potential net impact on the results of operations of changes in estimated premiums earned is reduced by the accrual of losses and acquisition expenses related to such estimated premiums earned.  The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses.  Premiums are generally reported within two years.

Premiums receivable include premiums billed and in the course of collection as well as WBNR.  WBNR is the component of premiums receivable that is subject to judgment and uncertainty.  Premiums receivable as of December 31, 2008 of $307,539,000 included $269,714,000 of WBNR that is based upon estimates.  We evaluate the appropriateness of WBNR in light of the actual premium reported by the ceding companies.  Any adjustments to WBNR and EBNR that represent premiums earned are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made.

When estimating premiums written and earned, we segregate the business into classes by reinsurance subsidiary, by type of coverage and by type of contract (resulting in approximately 133 classes).  Within each class, business is further segregated by the year in which the contract incepted (the “Underwriting Year”), starting with 2002.  Classes that are similar in both their natures of business and estimation processes may be grouped for purposes of estimating premiums.  Estimates are made for each class or group of classes and Underwriting Year.  Premiums are estimated based on ceding company estimates and our own judgment after considering factors such as:  (1) the ceding company’s historical premium versus projected premium, (2) the ceding company’s history of providing accurate estimates, (3) anticipated changes in the marketplace and the ceding company’s competitive position therein, (4) reported premiums to date and (5) the anticipated impact of proposed underwriting changes.  Estimates of ultimate premium are made by our underwriters for each contract and Underwriting Year.  Management reviews these estimates with our underwriters and actuaries and selects an ultimate premium estimate.  Estimates of written premium and earned premium are then based on the selected ultimate premium estimate and the structure of the reinsurance contracts.  The WBNR and EBNR are determined by subtracting the written and earned premium reported by the ceding companies from the estimated written and earned premium.  As of December 31, 2008 WBNR was $269,714,000 and EBNR was $238,345,000.  The selected estimates of WBNR and EBNR were lower than the initial estimates made by our underwriters by $29,803,000 or 11%, and $20,109,000 or 8%, respectively.  We believe that we reasonably could have made an adjustment of between $0 and $29,803,000 for WBNR and between $0 and $20,109,000 for EBNR.  Key factors that were considered by management in selecting premium estimates lower than the estimates provided by our underwriters include:  (1) the increased competition and lower rate level in classes of business with little or no North American catastrophe exposure that make it difficult for ceding companies to achieve their premium targets, and (2) the lack of a historical track record for some ceding companies writing new programs.  The actual premium ultimately recorded may differ materially from the estimates discussed above.

The following table sets forth our estimated and reported premiums receivable as of December 31, 2008 and 2007 ($ in thousands):

	December 31,
	2008	2007

Estimated premiums receivable	$269,714	$195,890
Reported premiums receivable	37,825	48,470
Total premiums receivable	$307,539	$244,360

Estimated premiums receivable at December 31, 2008 was higher than at December 31, 2007 due to an increase in North American crop business written in 2008 as compared with 2007.  Premiums from North American crop business are generally settled in the year following when they are underwritten and, therefore, estimated premiums equal to written premiums are established for the current year.

An allowance for uncollectible premiums is established for possible non-payment of premiums receivable, as deemed necessary.  As of December 31, 2008, based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset premium receivables against losses and LAE or other amounts payable to the same parties, we did not establish an allowance for uncollectible premiums receivable.

Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the loss experience under the contracts.  Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses.  These premiums relate to the future coverage obtained for the remainder of the initial contract term.  Additional premiums are those premiums triggered by losses and not related to reinstatement of limits.  WBNR and EBNR include estimates of reinstatement premiums and additional premiums based on reinsurance contract provisions and loss experience and rely on the estimates of unpaid losses and LAE.

Unpaid Losses and Loss Adjustment Expenses

Overview

One of the most significant estimates made by management in the preparation of our financial statements is our liability for unpaid losses and LAE, also referred to as “loss reserves.”  Unpaid losses and LAE are estimates of future amounts required to pay losses and LAE for reinsured claims for which we are liable and that have occurred at or before the balance sheet date.  Unpaid losses and LAE include estimates of the cost of claims incurred that were reported but not yet paid, generally referred to as “case reserves.”  Unpaid losses and LAE also includes estimates of the cost of claims incurred but not yet reported, generally referred to as “IBNR.”

Our actuaries prepare estimates of our ultimate liability for unpaid losses and LAE based on various actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method, which are discussed below.  We believe that the quantitative actuarial methods used to estimate our liabilities are enhanced by management’s professional judgment.  We review the actuarial estimates of our liability and determine our best estimate of the liabilities to record as unpaid losses and LAE in our consolidated financial statements.  We use the same processes and procedures for estimating losses for annual and interim periods.

We do not establish liabilities until the occurrence of an event that may give rise to a loss.  When an event of sufficient magnitude occurs, such as a property catastrophe event that affects many ceding insurance companies, we may establish IBNR specific to such an event.  If an event has occurred but has not resulted in reported losses, our actuaries will generally estimate the impact of the event and take it into consideration when estimating our liability for unpaid losses and LAE, including potentially separate evaluation as a large or catastrophic loss.  Estimated ultimate loss related to a catastrophic event may be based on our estimated exposure to an industry loss and may rely on the use of catastrophe modeling software.  This process may or may not differ for loss events that have been reported to us.

We receive information from ceding companies regarding our liability for unpaid losses and LAE.  This information varies but typically includes information regarding paid losses and case reserves and may include a ceding company’s estimate of IBNR.  We may increase or decrease case reserves based on receipt of additional information, including information received from ceding companies.  An increase or decrease of reported case reserves is generally referred to as “additional case reserves”.

Unpaid losses and LAE represent management’s best estimate, at a given point in time, of the ultimate settlement and administration costs of claims incurred, and it is possible that our ultimate liability may differ materially from such estimates.  We periodically review and adjust our unpaid losses and LAE as new information becomes available.  Any adjustments of unpaid losses and LAE are accounted for as changes in estimates and are reflected in our results of operations in the period in which they are made.

The liabilities recorded on our consolidated balance sheets as of December 31, 2008 and 2007 for unpaid losses and LAE were $2,463,506,000 and $2,361,038,000, respectively.  These amounts exclude any future recoveries from our retrocessionaires for coverage we purchased.  The following table sets forth a breakdown between case reserves, additional case reserves and IBNR by segment as of December 31, 2008 and 2007 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

December 31, 2008
Case reserves	$255,468	364,321	56,638	$676,427
Additional case reserves	4,591	25,600	–	30,191
IBNR	281,573	1,378,000	97,315	1,756,888
Total unpaid losses and LAE	$541,632	1,767,921	153,953	$2,463,506

December 31, 2007
Case reserves	$235,673	331,931	70,873	$638,477
Additional case reserves	778	21,329	–	22,107
IBNR	212,446	1,347,337	140,671	1,700,454
Total unpaid losses and LAE	$448,897	1,700,597	211,544	$2,361,038

Since we rely on information regarding paid losses, case reserves and sometimes IBNR provided by ceding companies in order to assist us in estimating our ultimate liability for unpaid losses and LAE, we perform certain procedures in order to help determine the completeness and accuracy of such information.  Periodically, management assesses the reporting activities of these companies on the basis of qualitative and quantitative criteria.  These procedures include conferring with ceding companies or brokers on claims matters.  Our claims personnel may also conduct periodic audits of our ceding companies to:  (1) review and establish validity of specific claims, (2) determine that case reserves established by the ceding company are reasonable, (3) that there is consistency in claim reporting from period to period, and (4) assess the overall claims practices and procedures of the ceding company.  We also monitor the claims handling and reserving practices of ceding companies in order to help establish the proper reinsurance premium for reinsurance agreements.

Non-Catastrophe Reserves

Non-catastrophe reserves were $2,217,126,000 as of December 31, 2008 representing 91% of our unpaid losses and LAE.  When estimating unpaid losses and LAE, we segregate the business into classes by reinsurance subsidiary, by type of coverage and by type of contract (resulting in approximately 133 classes).  Within each class the business is further segregated by Underwriting Year, starting with 2002, our first year of operations.

Our actuaries calculate multiple point estimates of our liability for losses and LAE using a variety of actuarial methods for many, but not all, of our classes for each Underwriting Year.  We do not believe that these multiple point estimates are or should be considered a range.  Our actuaries consider each class and determine the most appropriate point estimate for each Underwriting Year based on the characteristics of the particular class including: (1) the expected percentage of reported losses derived from the loss development patterns, (2) the credibility of the selected loss development pattern, (3) the stability of the loss development patterns, and (4) the observed loss development of other underwriting years for the same class.  Our actuaries consider other relevant factors, including:  (1) historical ultimate loss ratios, (2) the presence of individual large losses and (3) known occurrences that have not yet resulted in reported losses.

We believe that a review of individual contract information improves the loss estimates for some classes of business.  For example, individual contract review is particularly important for classes of business within the Finite Risk segment and for the accident and health class within the Casualty segment.  Our actuaries make their determinations of the most appropriate point estimate loss for each class based on an evaluation of relevant information and do not ascribe any particular portion of the estimate to a particular factor or consideration.  These estimates are aggregated for review by management and, after approval, are the basis for our liability for unpaid losses and LAE.

Generally, estimates of expected ultimate losses that are not related to a specific event are initially determined based on the loss ratio method applied to each Underwriting Year and to each class of business.  The expected ultimate losses are determined by multiplying the expected loss ratio times the earned premium.  The selection of expected loss ratios involve management judgment and are based on a variety of factors, including:  (1) contract by contract expected loss ratios developed during our pricing process, and (2) our historical loss ratios and combined ratios (loss plus acquisition cost ratios), and (3) when available, updated and appropriately adjusted, the historical loss ratios of St. Paul Re.  These judgments take into account management’s view of past, current and future factors that may influence expected ultimate losses, including:  (1) market conditions, (2) changes in the business underwritten, (3) changes in timing of the emergence of claims and (4) other factors that may influence expected ultimate losses.

Over time, as a greater number of claims are reported, actuarial estimates of IBNR are based on the Bornhuetter-Ferguson and the chain ladder techniques.  The Bornhuetter-Ferguson technique utilizes actual reported losses and expected patterns of reported losses, taking the initial expected ultimate losses into account to determine an estimate of expected ultimate losses.  This technique is most appropriate when there are few reported claims and a relatively less stable pattern of reported losses.  The chain ladder technique utilizes actual reported losses and expected patterns of reported losses to determine an estimate of expected ultimate losses that is independent of the initial expected ultimate losses.  This technique is most appropriate when there are a large number of reported losses with significant statistical credibility and a relatively stable pattern of reported losses.  The determination of when reported losses are sufficient and credible to warrant deviating from initial expected loss ratios also requires judgment.  We generally make adjustments for reported loss experience indicating unfavorable variances from initial expected loss ratios sooner than reported loss experience indicating favorable variances.  This is because the reporting of losses in excess of expectations tends to have greater credibility than an absence or lower than expected level of reported claims.

While we commenced operations in 2002, the business we write is sufficiently similar to the historical reinsurance business of St. Paul Re such that we review the historical loss experience of this business when we estimate our own initial expected ultimate losses and the expected patterns of reported losses.  The historical loss experience of St. Paul Re is updated quarterly by St. Paul Re and is available to us.  These patterns can span more than a decade and, given our own relatively limited history, the availability of the St. Paul Re data is a valuable supplement to our own and industry data.  Patterns of reported losses are determined utilizing actuarial analysis, including management’s judgment, and are based on historical patterns of paid losses and reporting of case reserves to us, as well as industry patterns.  Information that may cause future patterns of reported losses to differ from historical patterns of reported losses is considered and reflected in expected patterns as appropriate.  A key assumption is that past patterns of reported losses are reasonably predictive of future patterns of reported losses.  It is often difficult to identify differences in business reinsured from Underwriting Year to Underwriting Year and how such differences can affect loss development patterns.  This difficulty adds to uncertainty in estimates that use these patterns.  For property and health coverages these patterns indicate that a substantial portion of the ultimate losses are reported within two to three years after the contract is effective.  Casualty patterns of reported losses can vary from three years to over twenty years depending on the type of business.

In property lines the expected patterns of reported losses are based on historical reported loss data.  The only significant exception is the Florida pro rata business in 2004 and 2005.  For the 2004 and 2005 Florida pro rata business a separate pattern was derived from ceding company data.  For all lines, historical data by effective date and business type is used to determine patterns that reflect each year’s reinsurance contract inception date distribution and the distribution of underlying business written on a losses occurring versus on a risk attaching basis.  In marine lines the expected patterns of reported losses are primarily based on historical reported loss data.  Reported loss patterns are analyzed for various groups of reinsurance classes and an overall pattern is determined by the mix of business within each Underwriting Year.

In the North American casualty excess of loss classes, the expected patterns of reported losses are primarily based on our historical reported loss data and that of St. Paul Re, both of which are supplemented by industry data from the Reinsurance Association of America (“RAA”) and Insurance Services Offices, Inc. (“ISO”).  Due to the long reporting pattern in general liability, various sources are used to estimate the end of the reporting pattern referred to as the “tail”.  To estimate the tail we supplement our historical data and that of St. Paul Re available to us, with industry data, generally from the RAA.

We analyze historical patterns of reported losses and may adjust them for observed anomalies.  For example, we observed that patterns of reported losses were much slower in Underwriting Years that were characterized by especially intense competition, known as the “soft market”, particularly in the North American excess-of-loss claims made class.  We believe this is due to multiple year policies written by ceding companies and the deterioration in underwriting standards during these periods.  In determining our patterns of reported losses for certain classes we may exclude certain historical data from the soft market years as none of our business was written in these soft market periods.  One of the risks of excluding some of the years is that we could be obscuring trends in patterns of reported losses.  Our actuaries consider this when determining the credibility of indications that use these patterns.  For a small number of reinsurance contracts appropriate historical patterns of reported losses must be developed from ceding company data or other sources.

In finite casualty expected patterns of reported losses for the largest contracts are based on ceding company data.  We use appropriate patterns from our data or the RAA for other contracts when ceding company data is unavailable.

Catastrophe Reserves

Generally, an event must cause more than $1 billion of property losses to the insurance industry or $10 million of property losses to the Company to be considered and tracked as a major catastrophe.  Unpaid losses and LAE related to major catastrophes total $218,335,000 which represents 9% of our total unpaid losses and LAE as of December 31, 2008.

Our underwriters will typically prepare an initial estimate of our ultimate losses for a catastrophe event on a contract-by-contract basis.  This estimate is typically based on estimates of losses for the insurance industry as a whole, estimates of losses prepared by ceding companies, estimates of market share of our ceding companies and, in certain cases, output from catastrophe models.  Information is typically updated as it becomes available.  Our actuaries and underwriters will also consider a variety of factors, including:  (1) the credibility of ceding company estimates, (2) whether the ceding company estimates include IBNR, and (3) whether the ceding company information is current.  After reviewing loss estimates and other information with our underwriters, our actuaries make an estimate of ultimate loss.

As losses from catastrophes mature, our actuaries consider losses reported to us relative to loss development patterns from prior catastrophe events.  Our estimate of ultimate liability for losses and LAE related to a catastrophe event will generally be based on these development patterns after approximately twelve months following the event.  However, since loss development patterns may be inconsistent between events, for the very large catastrophes, such as Hurricane Katrina in 2005, we will generally review information on a contract-by-contract basis for a longer period.  Ultimate losses for a catastrophe event are typically reasonably well known within 12 to 24 months following the event, although ultimate losses from an earthquake may take longer to develop.

We have established specific reserves for the following 2008 major catastrophes: European storm Emma, Hurricane Gustav, Hurricane Ike and two other U.S. catastrophic events referred to by Property Claim Services (“PCS”) as Catastrophe 42 and 43.  PCS is a division of ISO.

Uncertainty of Estimates

The process of estimating ultimate losses for primary insurance business is not precise due to the inherent uncertainty of future developments.  Primary insurers must estimate their own losses, often based on incomplete and changing information.  The estimation process for reinsurance business introduces further uncertainties compared with reserving for primary insurance business.  There are numerous factors that add uncertainty to our estimates of losses, the more significant of which include:  (1) our estimates are based on predictions of future developments and estimates of future trends in claim severity and frequency, (2) the reliance that we necessarily place on ceding companies for claims reporting, (3) the associated time lag in reporting losses, (4) the low frequency/high severity nature of some of the business that we underwrite, and (5) the varying reserving practices among ceding companies.  The time lag in reporting can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, and the deterioration in a claimant’s physical condition many years after an accident occurs.  As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, we are subject to a potential additional time lag in the receipt of information as the primary insurer reports to the broker who in turn reports to us.  As of December 31, 2008, we did not have any significant back-log related to our processing of assumed reinsurance information.  In the reserving process, we assume that time lags in reporting are predictable over time and therefore the lags are contemplated in the loss reporting patterns used in our actuarial methods.  Ceding company reserving practices can vary and our actuaries consider this when determining the credibility of indications that use this information.

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

Uncertainty of estimates also results from significant variations in the patterns of paid and reported losses from event to event.  In the table below, the paid and reported losses are shown as a percentage of the current estimated ultimate loss for Hurricane Ike in 2008, our most significant catastrophe in 2008, and compared with losses from catastrophe events of 2004 and 2005 at nearly similar points of their respective development:

	Paid %	Reported %

Hurricane Ike losses as of December 31, 2008	36%	47%

2005 hurricane losses as of December 31, 2005	21%	48%

2004 hurricane losses as of December 31, 2004	29%	58%

Paid losses for Hurricane Ike are a higher percentage of estimated ultimate loss than for the 2004 and 2005 Hurricanes at similar points of their respective development.  This reflects the advance payments on certain large catastrophe covers for Hurricane Ike.  Reported losses for Hurricane Ike are a lower percentage of estimated ultimate loss than for the 2004 and 2005 Hurricanes at similar points of their respective development.  While we review this type of data to help us determine the reasonableness of our estimate of ultimate loss we recognize that the pattern of paid and reported losses varies significantly by event.

Sensitivity of Estimates

Our assumptions regarding the initial expected loss ratio and the estimated pattern of reported losses significantly affect our loss estimates.  Loss estimates for the North American casualty excess of loss classes of business, which generally have the longest pattern of reported losses and a higher degree of uncertainty than our other classes of business have a higher degree of uncertainty than other reserving classes.  IBNR for these classes as of December 31, 2008 was $1,094,136,000, which was 63% of the total IBNR at that date.  Because estimates of unpaid losses and LAE related to North American casualty excess business have a higher degree of uncertainty, we would not consider a variance of five percentage points from the initial expected loss ratio to be unusual.  If we increased the initial expected loss ratio for these classes, for example, from 68% to 73%, we would increase the IBNR for these classes by $65,214,000 which represents approximately 4.6% of unpaid losses and LAE for these classes as of December 31, 2008.  If we accelerated the estimated pattern of reported losses by 5%, as another example, we would decrease the IBNR for these classes by $4,331,000, which is less than 1% of unpaid losses and LAE for these classes as of December 31, 2008.  We have selected these two inputs as examples of sensitivity analyses because we believe that the two most important inputs to the loss estimation methodologies described above are the initial expected loss ratio and the estimated pattern of reported losses.

Reinsurance Recoverable

In order to limit the effect on our financial condition of large and multiple losses, we may buy retrocessional reinsurance, which is reinsurance for our own account.  Reinsurance recoverable, also referred to as “ceded loss reserves”, includes estimates of the recoveries from our retrocessional reinsurance that arise from claims from our reinsurance business.  These assets are estimates of future amounts recoverable from retrocessionaires for claims that have occurred at or before the balance sheet date.  Each quarter, after estimating the amount of gross loss reserves, our actuaries review all retrocessional contracts.  Based on the structure of each retrocessional contract and the gross incurred loss, a recovery amount is estimated.

Valuation of Investments

Fixed maturity securities for which we may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income as a separate component of shareholders' equity, net of deferred taxes.  Fixed maturity securities for which we have the intent to sell prior to maturity or for which we have elected the fair value measurement attributes of SFAS 159 are classified as trading securities and reported at fair value, with mark-to-market adjustments included in net realized investment gains or losses in the consolidated statement of operations and the related deferred income tax included in income tax expense.

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

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or were the result of “other-than-temporary impairments.”  The process of determining whether a security is other than temporarily impaired is subjective and involves analyzing many factors.  These factors include but are not limited to:  the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, the collateral structure and credit support that may be applicable to asset-backed and mortgage-backed securities.  We also consider the projected cash flows of asset-backed and mortgage-backed securities as well as a sensitivity analysis of the variables that may result in a loss to us.  We also consider our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss, which is based, in part, on current and anticipated future positive net cash flows from operations that generate sufficient liquidity in order to meet our obligations.  If we determine that an unrealized loss on a security is other than temporary, we write down the carrying value of the security and record a realized loss in net realized investment gains or losses in the consolidated statement of operations in the period during which the write down occurred.

Risk Transfer

We use reinsurance accounting for assumed and ceded transactions when risk transfer requirements have been met.  Risk transfer analysis evaluates significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms which may include loss limits or loss mitigation provisions.  Reinsurance contracts that do not transfer sufficient insurance risk are accounted for as reinsurance deposit liabilities with interest expense charged to other income and credited to the liability.

Results of Operations

Year Ended December 31, 2008 as Compared with the Year Ended December 31, 2007

Net income and diluted earnings per common share for the years ended December 31, 2008 and 2007 was as follows (amounts in thousands, except earnings per share):

	2008	2007	Decrease

Net income	$226,240	356,978	$130,738

Weighted average shares outstanding for diluted earnings per common share	56,855	66,404	9,549
Diluted earnings per common share	$3.98	5.38	$1.40

The decrease in net income in 2008 as compared to 2007 was primarily due to a decrease in net underwriting income of $132,855,000 and a decrease in net investment income of $27,648,000.  These decreases were offset by a favorable change in net realized investment gains (losses) of $27,790,000.  Net underwriting income consists of net premiums earned, less net losses and LAE, net acquisition expenses and operating costs related to underwriting operations.

Diluted earnings per common share decreased due primarily to the decrease in net income.  Diluted earnings per common share was also favorably impacted by the decrease in weighted average shares outstanding.  The weighted average shares outstanding decreased as a result of repurchasing 7,763,000 and 6,935,000 common shares during 2008 and 2007, respectively.

2008 Underwriting Results as Compared with 2007

Net underwriting income for the years ended December 31, 2008 and 2007 was $90,104,000 and $222,959,000, respectively.  The decrease in net underwriting income was primarily due to an increase in major catastrophes in 2008 as compared with 2007.  Net premiums written decreased in 2008 as compared with 2007 primarily due to decreases in premiums written across most classes in the Casualty segment, partially offset by an increase in premiums written in the Property and Marine segment.  Net favorable development is the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions.  Net favorable development was $147,630,000 and $77,806,000 in 2008 and 2007, respectively.

The net favorable loss development related to prior years emerged from all segments and was related to both catastrophe and non-catastrophe losses.  The most significant portion of net favorable development was in the Property and Marine segment and certain classes in the Casualty segment.  Actual reported losses in these classes were significantly less than expected and gained sufficient credibility in the current period to reduce estimated ultimate losses.  We do not believe that the net favorable loss development experienced in 2008 is indicative of prospective net development of unpaid losses and LAE as of December 31, 2008 because conditions and trends that affected the net favorable development of prior years’ unpaid losses and LAE may not necessarily exist in the future.

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, interest expense and certain corporate expenses by segment.  Segment underwriting income is reconciled to the U.S. GAAP measure of income before income taxes in Note 13 to the Consolidated Financial Statements contained elsewhere in this Form 10-K.  The measures we used in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.

Property and Marine

The Property and Marine operating segment generated 57.1% and 45.1% of our net premiums written in 2008 and 2007, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the years ended December 31, 2008 and 2007 ($ in thousands):

	2008	2007	Increase (decrease)

Gross premiums written	$622,171	527,142	$95,029
Ceded premiums written	29,084	22,132	6,952
Net premiums written	593,087	505,010	88,077
Net premiums earned	599,110	502,291	96,819
Net losses and LAE	397,200	195,398	201,802
Net acquisition expenses	90,816	68,351	22,465
Other underwriting expenses	38,492	42,422	(3,930)
Property and Marine segment underwriting income	$72,602	196,120	$(123,518)

Ratios:
Net loss and LAE	66.3%	38.9%	27.4 points
Net acquisition expense	15.2%	13.6%	1.6 points
Other underwriting expense	6.4%	8.4%	(2.0) points
Combined	87.9%	60.9%	27.0 points

The decrease in underwriting income was primarily due to an increase in catastrophe losses, partially offset by an increase in net favorable development.  The estimated net adverse impact in 2008 from major catastrophes, including Hurricanes Gustav and Ike and European storm Emma, was approximately $197,982,000 before taxes.  This compared with the estimated net adverse impact in 2007 of $38,721,000 from major catastrophes, including European storm Kyrill and floods in the United Kingdom.  The increase in gross premiums written in 2008 as compared with 2007 was primarily due to an increase in North American crop and excess catastrophe business.  Net premiums written and net premiums earned in 2008 also included reinstatement premiums of $31,875,000 and $28,251,000, respectively, relating to reinsurance contracts that incurred losses arising from the major catastrophes in 2008.  Net premiums written and net premiums earned in 2007 included reinstatement premiums of $5,852,000 and $5,864,000, respectively.  The increase in ceded premiums written was attributable to the purchase of additional retrocession protection for our North American property catastrophe business.  Net premiums earned in 2008 increased primarily as a result of the increase in net premiums written.

The increases in net losses and LAE and the related ratios in 2008 as compared with 2007 were due to an increase in major catastrophe losses, partially offset by an increase in net favorable loss development.  We had net losses from major catastrophes of $224,889,000 in 2008 and $44,585,000 in 2007.  The net losses from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio in 2008 and 2007 by 36.1 points and 8.5 points, respectively.  Net losses and LAE and the resulting net loss and LAE ratios were also impacted by net favorable loss development of $71,220,000 in 2008 as compared with $48,508,000 in 2007.  Net favorable loss development in 2008 included $21,211,000 related to prior years’ major catastrophes, primarily hurricane losses.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 13.4 and 9.6 points, respectively.  Exclusive of losses related to major catastrophes and net favorable loss development, the net loss and LAE ratio increased by approximately 3.4 points in 2008 as compared with 2007 primarily due to an increase in crop quota share business that has a higher expected loss ratio in 2008 than in 2007 as well as a higher loss ratio than the remainder of the segment.  The net loss and LAE ratios were also affected by other changes in the mix of business.

The increase in net acquisition expenses in 2008 as compared with 2007 was primarily due to an increase in net premiums earned.  The increase in the net acquisition expense ratio in 2008 as compared with 2007 was due in part to higher commission rates in the crop and marine classes in the 2008 underwriting year as compared with 2007 as well as changes in the mix of business.  Net acquisition expenses and the related net acquisition expense ratio were also affected by commissions related to prior years.  Net increases in commissions related to prior years were $5,079,000 and $1,677,000 in 2008 and 2007, respectively.

Other underwriting expenses for the years ended December 31, 2008 and 2007 were $38,492,000 and $42,422,000, respectively.  The decrease in 2008 as compared with 2007 was primarily due to a decrease in performance based compensation accruals in 2008 and the expiration on September 30, 2007 of the RenRe Agreement.  In 2007, we incurred fees of $7,787,000 pursuant to the RenRe Agreement.  Partially offsetting these decreases in 2008 were $4,339,000 of fees and expenses related to a derivative contract we entered into with Topiary Capital Limited (“Topiary”) that provides us with catastrophe loss protection.  See “Financial Condition, Liquidity and Capital Resources” for additional discussion of Topiary.

Casualty

The Casualty operating segment generated 41.5% and 52.2% of our net premiums written for the years ended December 31, 2008 and 2007, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the years ended December 31, 2008 and 2007 ($ in thousands):

	2008	2007	Increase (decrease)

Gross premiums written	$430,051	584,911	$(154,860)
Ceded premiums written	(33)	306	(339)
Net premiums written	430,084	584,605	(154,521)
Net premiums earned	503,300	637,856	(134,556)
Net losses and LAE	337,051	444,701	(107,650)
Net acquisition expenses	125,934	145,969	(20,035)
Other underwriting expenses	23,982	29,194	(5,212)
Casualty segment underwriting income	$16,333	17,992	$(1,659)

Ratios:
Net loss and LAE	67.0%	69.7%	(2.7) points
Net acquisition expense	25.0%	22.9%	2.1 points
Other underwriting expense	4.8%	4.6%	0.2 points
Combined	96.8%	97.2%	(0.4) points

The decrease in net premiums written in 2008 as compared with 2007 was primarily due to decreases in business underwritten in 2007 and 2008 across most North American casualty classes, with the most significant decreases in the umbrella, occurrence based excess-of-loss and accident and health classes.  The decreases were the result of fewer opportunities that met our underwriting standards.  The decrease in net premiums earned was the result of the decrease in net premiums written.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

The decreases in net losses and LAE and the related ratios in 2008 as compared with 2007 were primarily due to a decrease in net premiums earned and an increase in net favorable loss development.  Net favorable loss development was $73,242,000 in 2008 and $19,474,000 in 2007.  Net favorable loss development in 2008 included $58,406,000 from certain long-tailed casualty classes.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 14.7 and 3.1 points, respectively.  Additionally, the net loss and LAE ratio increased in 2008 as compared with 2007 due to $35,764,000 of losses in 2008 related to a reinsurance contract covering leased private passenger automobile residual values.  Exclusive of net favorable loss development and the residual value reinsurance contract, the net loss and LAE ratio increased in 2008 as compared with 2007 due to higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy.  The net loss and LAE ratios were also affected by changes in the mix of business.

The decrease in net acquisition expenses in 2008 as compared with 2007 was due to the decrease in net premiums earned.  The increase in the net acquisition expense ratio in 2008 as compared with 2007 was due, in part, to differences in commissions relating to prior years and to deteriorating terms and conditions that have generally resulted in higher commission and brokerage rates.  Net acquisition expenses in 2008 included an increase in commissions relating to prior years of $4,770,000, representing 0.9% of net premiums earned as compared with a decrease of $4,912,000 in 2007, representing 0.8% of net premiums earned.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Other underwriting expenses for the years ended December 31, 2008 and 2007 were $23,982,000 and $29,194,000, respectively.  The decrease in other underwriting expenses in 2008 as compared with 2007 was primarily due to a decrease in performance based compensation accruals allocated to the segment.

Finite Risk

The Finite Risk segment generated 1.4% and 2.7% of our net premiums written for the years ended December 31, 2008 and 2007, respectively.  Due to the often significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the years ended December 31, 2008 and 2007 ($ in thousands):

	2008	2007	Increase (decrease)

Gross premiums written	$14,394	28,250	$(13,856)
Ceded premiums written	–	(1,942)	1,942
Net premiums written	14,394	30,192	(15,798)
Net premiums earned	12,386	32,941	(20,555)
Net losses and LAE	(16,018)	15,388
Net acquisition expenses	25,965	6,010
Net losses, LAE and acquisition expenses	9,947	21,398	(11,451)
Other underwriting expenses	1,270	2,696	(1,426)
Finite Risk segment underwriting income	$1,169	8,847	$(7,678)

Ratios:
Net loss and LAE	(129.3%)	46.7%
Net acquisition expense	209.6%	18.2%
Net loss, LAE and acquisition expense ratios	80.3%	65.0%	15.3 points
Other underwriting expense	10.3%	8.2%	2.1 points
Combined	90.6%	73.2%	17.4 points

The Finite Risk portfolio consists of a small number of contracts that can be large in premium size and, consequently, overall premium volume may vary significantly from year to year.  The decreases in net premiums written and net premiums earned in 2008 as compared with 2007 reflect the continuing reduction in the demand for finite business.

The decrease in net losses, LAE and acquisition expenses in 2008 as compared with 2007 was primarily due to the decrease in net premiums earned.  The increase in the net loss, LAE and acquisition expense ratio was primarily due to the decrease in net favorable development in 2008 as compared with 2007.  Net favorable development was $412,000 and $6,658,000 in 2008 and 2007, respectively.  Net favorable development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 3.4 points and 20.5 points, respectively.  Net favorable development in 2008 included $20,220,000 of net favorable loss development resulting in negative losses and LAE in 2008.  The net favorable loss development was substantially offset by increased acquisition expenses also relating to prior years.  Exclusive of net favorable development, the decrease in the net loss, LAE and acquisition expense ratio is the result of the expiration of a contract that experienced greater than expected loss activity in 2007 and the recognition of premiums relating to prior years for which there were no related losses.

Other underwriting expenses for the years ended December 31, 2008 and 2007 were $1,270,000 and $2,696,000, respectively.  The decrease in other underwriting expenses in 2008 as compared with 2007 was due to a decline in underwriting activity in the segment and a lower percentage of underwriting expenses allocated to the segment.

2008 Non-Underwriting Results as Compared with 2007

Net investment income for the years ended December 31, 2008 and 2007 was $186,574,000 and $214,222,000, respectively.  Net investment income decreased in 2008 as compared with 2007 primarily due to a decrease in yields on invested assets and cash and cash equivalents.  Net investment income included interest earned on funds held of $3,476,000 and $5,279,000 in 2008 and 2007, respectively.  Interest on funds held relates primarily to business in the Finite Risk segment which has declined over the past several years.

Net realized investment gains (losses) were $26,568,000 and ($1,222,000) in 2008 and 2007, respectively, and were comprised as follows ($ in thousands):

	2008	2007	Favorable (Unfavorable) change

Net gains (losses) on the sale of investments	$47,573	(1,806)	$49,379
Mark-to-market adjustments on trading securities	9,681	1,393	8,288
Other-than-temporary impairments	(30,686)	(809)	(29,877)
Net realized investment gains (losses)	$26,568	(1,222)	$27,790

We sold approximately $207,305,000 of corporate bonds and cash equivalents issued by financial institutions resulting in a net loss on the sale of investments of $4,225,000.  We also sold positions in U.S. treasuries, U.S. agency debt, and U.S. agency residential mortgage-backed securities that resulted in net gains on the sale of investments of $52,046,000.  The mark-to-market adjustments on trading securities in 2008 were comprised of $8,433,000 of changes in the fair value of non-U.S. dollar denominated securities and $1,249,000 of changes in the fair value of U.S. treasury inflation-protected securities (“TIPS”).  The non-U.S. dollar denominated securities in our trading portfolio included primarily European government and U.K. government bonds whose yields decreased resulting in an increase in fair value.  Net investment gains (losses) also include charges for other-than-temporary impairment of investments.  The other-than-temporary impairments we recorded during 2008 included $10,891,000 of non-agency residential mortgage-backed securities, $7,636,000 of corporate bonds, $6,512,000 of Alt-A residential mortgage-backed securities and subprime asset-backed securities, and $5,647,000 of perpetual preferred stocks.

The net decrease in the fair value of derivatives for the years ended December 31, 2008 and 2007 was $14,114,000 and $5,007,000, respectively.  We entered into four derivative contracts during 2008, of which two were option agreements to purchase industry loss warranty retrocessional protection.  The third derivative was a contract under which we can recover up to $120,000,000 from the counterparty if modeled losses from both a first and second catastrophe event resulting from U.S. wind, California earthquake or European wind exceeded a specified attachment point.  The fourth was a derivative contract we entered into with Topiary that provides us with catastrophe loss protection.  See “Financial Condition, Liquidity and Capital Resources” for additional discussion of Topiary.

Operating expenses for the years ended December 31, 2008 and 2007 were $88,208,000 and $103,593,000, respectively.  Operating expenses include costs such as salaries, rent and like items.  The decrease in 2008 as compared with 2007 was due, in part, to the expiration of the RenRe Agreement on September 30, 2007.  In 2007, we incurred fees of $7,787,000 pursuant to the RenRe Agreement.  Also contributing to this decrease was a decrease in performance based compensation in 2008 of $8,545,000 as compared with 2007.  Offsetting these decreases were one-time fees and expenses of $4,339,000 related to a derivative agreement with Topiary.

Net foreign currency exchange losses for the year ended December 31, 2008 were $6,760,000 compared to net foreign currency exchange gains of $2,775,000 for the year ended December 31, 2007.  We routinely transact business in currencies other than the U.S. dollar.  The net foreign currency exchange losses in 2008 were the result of us holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro and the British pound sterling, as the U.S. dollar strengthened against these currencies.

Interest expense for the years ended December 31, 2008 and 2007 was $19,006,000 and $21,470,000, respectively, and was primarily related to our $250,000,000 of Series B 7.5% Notes due June 1, 2017 (the "Series B Notes").  The decrease in interest expense was the result of a reduction in our debt obligations outstanding in 2008 as compared with 2007.  Interest expense for 2007 also included interest related to $42,840,000 of Series B 6.371% Senior Guaranteed Notes due November 16, 2007 (the "Senior Notes").  Platinum Finance repaid the $42,840,000 of Senior Notes when they came due in November 2007.

Income taxes and the effective tax rate for the years ended December 31, 2008 and 2007 were as follows ($ in thousands):

	2008	2007	Decrease

Income taxes	$12,999	23,825	$10,826
Effective tax rates	5.4%	6.3%	0.9 points

The decrease in income tax expense in 2008 as compared with 2007 was due to the decrease in taxable income generated by our subsidiaries that operate in taxable jurisdictions.  The decrease in the effective tax rate was the result of a greater portion of income before income tax expense being generated by Platinum Holdings and Platinum Bermuda, which are not subject to corporate income tax, in 2008 as compared with 2007.  In 2008, the percentage of income before income tax expense derived from Platinum Holdings and Platinum Bermuda was 84.4% as compared with 79.8% in 2007.  The effective tax rate in any given period is based on income before income tax expense of our subsidiaries that operate in various taxable jurisdictions, each of which has its own corporate income tax rate.

Year Ended December 31, 2007 as Compared with the Year Ended December 31, 2006

Net income and diluted earnings per common share for the years ended December 31, 2007 and 2006 was as follows (amounts in thousands, except earnings per share):

	2007	2006	Increase (decrease)

Net income	$356,978	329,657	$27,321

Weighted average shares outstanding for diluted earnings per common share	66,404	66,498	(94)
Diluted earnings per common share	$5.38	4.96	$0.42

The increase in net income in 2007 as compared to 2006 was primarily due to an increase in net investment income of $26,235,000, a decrease in income tax expense of $6,342,000 and an increase in net underwriting income of $4,079,000.  Diluted earnings per common share increased due to the increase in net income.

2007 Underwriting Results as Compared with 2006

Net underwriting income in 2007 included the net adverse impact of $38,721,000 from several major catastrophes, the most significant being $27,368,000 from European windstorm Kyrill and $8,453,000 from floods in the United Kingdom.  In 2006, the net adverse impact of major catastrophes was $5,155,000.  Gross premiums written in 2007 decreased as compared with 2006 due primarily to decreases in gross premiums written across most classes in the Casualty segment, reflecting fewer opportunities that met our underwriting standards.  Partially offsetting the decrease in casualty gross written premiums was an increase in property catastrophe gross written premiums.  Net losses and LAE decreased in 2007 as compared to 2006 due primarily to the decrease in net premiums earned.  Net favorable development also contributed to underwriting income in both 2007 and 2006.  Net favorable development was $77,806,000 and $55,768,000 in 2007 and 2006, respectively.

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

Property and Marine

The Property and Marine operating segment generated 45.1% and 36.1% of our net premiums written in 2007 and 2006, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the years ended December 31, 2007, and 2006 ($ in thousands):

	2007	2006	Increase (decrease)

Gross premiums written	$527,142	514,316	$12,826
Ceded premiums written	22,132	89,387	(67,255)
Net premiums written	505,010	424,929	80,081
Net premiums earned	502,291	448,959	53,332
Net losses and LAE	195,398	145,900	49,498
Net acquisition expenses	68,351	70,905	(2,554)
Other underwriting expenses	42,422	39,887	2,535
Property and Marine segment underwriting income	$196,120	192,267	$3,853

Ratios:
Net loss and LAE	38.9%	32.5%	6.4 points
Net acquisition expense	13.6%	15.8%	(2.2) points
Other underwriting expense	8.4%	8.9%	(0.5) points
Combined	60.9%	57.2%	3.7 points

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

The increases in the net losses and LAE and related ratios in 2007 as compared with 2006 were due to the increase in catastrophe losses as well as to less net favorable loss development.  Net losses in 2007 included major catastrophe losses of $44,585,000 in 2007, which, with related premium adjustments, increased the net loss and LAE ratio by 8.5 points, as compared with major catastrophe losses of $5,536,000 in 2006, which, with premium adjustments, increased the net loss and LAE ratio by 1.2 points.  Major catastrophe losses in 2007 included $32,804,000 from European windstorm Kyrill and $8,881,000 from floods in the United Kingdom.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2007 and 2006 by 9.7 points and 12.2 points, respectively.  Exclusive of the major catastrophe losses and net favorable loss development, the net loss and LAE ratio decreased by approximately 3.3 points in 2007 as compared to 2006 due to the increase in the proportion of catastrophe excess business which, because of the low level of catastrophes, had a lower net loss and LAE ratio than the remainder of the segment.  The net loss and LAE ratios were also affected by other changes in the mix of business.

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

Other underwriting expenses for the years ended December 31, 2007 and 2006 were $42,422,000 and $39,887,000, respectively.  The increase in 2007 as compared with 2006 was due, in part, to increased property underwriting activity in Bermuda and a corresponding increase in its staff.  The additions to staff in Bermuda were made during 2006.  The increase in 2007 as compared with 2006 was due, in part, to increased incentive-based compensation and costs associated with an employee retention plan.  Other underwriting expenses in 2007 and 2006 also included fees of $7,787,000 and $7,829,000, respectively, relating to the RenRe Agreement.  The RenRe Agreement expired on September 30, 2007 and was not renewed.

Casualty

The Casualty operating segment generated 52.2% and 64.4% of our net premiums written for the years ended December 31, 2007 and 2006, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the years ended December 31, 2007, and 2006 ($ in thousands):

	2007	2006	Increase (decrease)

Gross premiums written	$584,911	757,749	$(172,838)
Ceded premiums written	306	74	232
Net premiums written	584,605	757,675	(173,070)
Net premiums earned	637,856	764,341	(126,485)
Net losses and LAE	444,701	522,815	(78,114)
Net acquisition expenses	145,969	188,717	(42,748)
Other underwriting expenses	29,194	27,022	2,172
Casualty segment underwriting income	$17,992	25,787	$(7,795)

Ratios:
Net loss and LAE	69.7%	68.4%	1.3 points
Net acquisition expense	22.9%	24.7%	(1.8) points
Other underwriting expense	4.6%	3.5%	1.1 points
Combined	97.2%	96.6%	0.6 points

The decrease in net premiums written in 2007 as compared with 2006 was primarily due to decreases in business underwritten in 2007 and 2006 across most North American casualty classes, with the most significant decreases in the umbrella, occurrence based excess-of-loss and first dollar general liability classes.  The decreases were the result of fewer opportunities that met our underwriting standards.  The decrease in net premiums written in 2007 as compared with 2006 was also due to increases in estimates of net written premiums in 2006 of $68,937,000 in the North American excess casualty classes related to business written in prior underwriting years.  Net premiums earned decreased in 2007 as compared with 2006 due to the declines in net premiums written in 2007 and 2006.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

The decrease in net losses and LAE in 2007 as compared with 2006 was primarily due to the decrease in net premiums earned, partially offset by an increase in the net loss and LAE ratio.  The increase in the net loss and LAE ratio in 2007 as compared with 2006 was due to higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy.  The net loss and LAE ratio in 2007 compared with 2006 was also affected by the changes in the mix of business within the segment toward contracts with higher loss and LAE ratios and lower acquisition expense ratios.  Net losses and LAE included net favorable loss development of approximately $19,474,000 in 2007, which, inclusive of related premium adjustments, decreased the net loss and LAE ratio by 3.1 points, compared with $9,424,000 of net favorable loss development in 2006, which, inclusive of related premium adjustments, decreased the net loss and loss expense ratio by 1.2 points.  Net favorable loss development in 2007 included $15,474,000 from certain long-tailed casualty classes with the remaining net favorable loss development from casualty classes with short loss development periods.  The net loss and LAE ratio was also affected by the changes in the mix of business within the segment.

The decrease in net acquisition expenses in 2007 as compared with 2006 was due to the decrease in net premiums earned.  The decrease in the net acquisition expense ratio in 2007 as compared with 2006 was due to decreases in the North American umbrella and first dollar general liability classes, both of which had higher acquisition expense ratios than the remainder of the casualty segment.  Net acquisition expenses included decreases in estimated commissions related to prior years of $4,912,000 in 2007, representing 0.8% of net premiums earned, as compared with decreases of $318,000 in 2006.

Other underwriting expenses for the years ended December 31, 2007 and 2006 were $29,194,000 and $27,022,000, respectively.  The increase in other underwriting expenses in 2007 as compared with 2006 was primarily due to increased incentive-based compensation and costs associated with an employee retention plan.

Finite Risk

The Finite Risk segment generated 2.7% and (0.5%) of our net premiums written for the years ended December 31, 2007, and 2006, respectively.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the years ended December 31, 2007 and 2006 ($ in thousands):

	2007	2006	Increase (decrease)

Gross premiums written	$28,250	3,135	$25,115
Ceded premiums written	(1,942)	9,126	(11,068)
Net premiums written	30,192	(5,991)	36,183
Net premiums earned	32,941	123,401	(90,460)
Net losses and LAE	15,388	91,887
Net acquisition expenses	6,010	26,301
Net losses, LAE and acquisition expenses	21,398	118,188	(96,790)
Other underwriting expenses	2,696	4,387	(1,691)
Finite Risk segment underwriting income	$8,847	826	$8,021

Ratios:
Net loss and LAE	46.7%	74.5%
Net acquisition expense	18.2%	21.3%
Net loss, LAE and acquisition expense ratios	65.0%	95.8%	(30.8) points
Other underwriting expense	8.2%	3.6%	4.6 points
Combined	73.2%	99.4%	(26.2) points

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

The decrease in net losses, LAE and acquisition expenses in 2007 as compared with 2006 were primarily due to the decrease in net premiums earned.  The decrease in the net loss, LAE and acquisition expense ratio was primarily due to the difference in net favorable development from prior years.  Net favorable development was $6,658,000 in 2007 as compared with net unfavorable development of approximately $2,531,000 in 2006.  Net favorable development and premium adjustments related to prior years’ losses decreased the net loss, LAE and acquisition expense ratios in 2007 by 20.4 points, while net unfavorable development increased the net loss, LAE and acquisition expense ratios in 2007 by 1.0 points.  Also contributing to the decrease in the net loss, LAE and acquisition ratio in 2007 was the expiration of a significant finite casualty proportional contract that had a higher combined ratio than the remainder of the Finite Risk segment.

Other underwriting expenses for the years ended December 31, 2007 and 2006 were $2,696,000 and $4,387,000, respectively.  The decrease in other underwriting expenses was due to the allocation of a greater percentage of direct and common operating costs to the other two segments due to a decline in underwriting activity in the Finite Risk segment.

2007 Non-Underwriting Results as Compared with 2006

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

Net realized investment losses were $1,222,000 and $1,131,000 in 2007 and 2006, respectively.  Net losses on the sale of investments were $1,806,000 and $1,090,000 in 2007 and 2006, respectively.  The mark-to-market adjustments on trading securities were a gain of $1,393,000 in 2007 and a loss of $2,221,000 in 2006.  Net realized investment gains (losses) also include charges for other-than-temporary impairment of investments.  The other-than-temporary impairments we recorded during 2007 included $809,000 of preferred stocks.

Other expense for the years ended December 31, 2007 and 2006 was $2,173,000 and $651,000, respectively.  Other expense in 2007 included $468,000 of net expense on reinsurance contracts accounted for as deposits.  Other expense in 2006 included $706,000 of net expense on reinsurance contracts accounted for as deposits.

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

Net foreign currency exchange gains for the years ended December 31, 2007 and 2006 were $2,775,000 and $738,000, respectively.  We routinely transact business in various currencies other than the U.S. dollar.  Foreign currency exchange gains and losses result from the re-valuation into U.S. dollars of assets and liabilities denominated in currencies other than the U.S. dollar as well as fluctuations in the amounts of assets and liabilities denominated in currencies other than the U.S. dollar and the exchange rates of the currencies.  We periodically monitor our largest foreign currency exposures and may purchase or sell foreign currency denominated invested assets based on these exposures.  The net foreign currency exchange gain in 2007 was the result of our holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro and the British pound sterling in the normal course of doing business in these currencies, while the U.S. dollar declined in value against these currencies.

Interest expense for the years ended December 31, 2007 and 2006 was $21,470,000 and $21,805,000, respectively, and was primarily related to our Series B Notes.  Interest expense also included interest related to $42,840,000 of Senior Notes.  Interest expense in 2007 was less than interest expense in 2006 as Platinum Finance repaid the outstanding $42,840,000 of the Senior Notes when they came due in November 2007.

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

Financial Condition, Liquidity and Capital Resources

On a consolidated basis, our aggregate cash and invested assets totaled $4,259,939,000 at December 31, 2008 as compared with $4,461,503,000 at December 31, 2007.  Our fixed maturity securities are primarily composed of diversified, high quality, predominantly publicly-traded fixed maturity securities.  The investment portfolio, excluding cash and cash equivalents and short term investments, had a duration of 3.2 years as of December 31, 2008.

As part of our investment strategy, we seek to establish a level of cash and liquid short-term and intermediate-term securities which, combined with expected cash flow from our subsidiaries, we believe to be adequate to meet our foreseeable payment obligations.  Our reinsurance subsidiaries have liquidity from premiums, which are generally received in advance of the time losses are paid.  The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future.  However, due to the nature of our reinsurance operations, cash flows are affected by claim payments that can fluctuate from year to year.  We believe that our liquid investments and operating cash flow will provide us with sufficient liquidity in order to meet our foreseeable claim payment obligations.  However, the timing and amounts of actual claim payments can vary based on many factors, including the size of individual losses, changes in the legal environment, and general market conditions.  The ultimate amount and timing of the claim payments could differ materially from our estimates and create significant variations in cash flows from operations between periods, which may cause us to make payments from other sources of liquidity, such as sales of investments, borrowings from credit facilities or proceeds from capital market transactions.  If the source of liquidity arises from the sale of investments, we may be forced to sell such investments at a loss, which may be material.

The primary objective of our investment strategy is to generate investment income by maintaining a portfolio that consists primarily of diversified, high quality, predominantly publicly traded fixed maturity securities.  We maintain investment guidelines that contain limits on the portion of the portfolio that may be invested in the securities of any single issue or issuer, with the exception of U.S. government securities, and provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used only as part of a defensive hedging strategy.  We do not invest in instruments such as credit default swaps or collateralized debt obligations.  As of December 31, 2008, we did not hold any common equities in our investment portfolio.  In October 2008 our board of directors authorized investments in common equities up to a maximum of 10% of the investment portfolio.

As of December 31, 2008, the fair value of our available-for-sale securities was $3,066,649,000 with a net unrealized loss of $204,009,000.  The following table sets forth the fair values, net unrealized gain (loss) and average credit quality of our fixed maturity securities December 31, 2008 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Average Credit Quality

Available-for-sale securities:
U.S. Government	$4,641	$545	Aaa
U.S. Government agencies	811,489	24,641	Aaa
Corporate:
Industrial	387,646	(9,038)	A2
Finance	171,101	(9,431)	A1
Utilities	48,500	(1,810)	A2
Insurance	47,859	(3,017)	Aa3
Preferreds with maturity date	25,054	(7,789)	Aa3
Hybrid trust preferreds	10,368	(7,179)	A1
Mortgage-backed and asset-backed securities:
U.S. Government agency residential mortgage-backed securities	474,424	9,419	Aaa
Non-agency residential mortgage-backed securities	93,907	(54,947)	Aa1
Sub-prime asset-backed securities	14,590	(25,914)	A1
Alt-A residential mortgage-backed securities	9,576	(6,132)	A1
Commercial mortgage-backed securities	372,806	(105,482)	Aaa
Asset-backed securities	119,655	(10,215)	Aa1
Municipal bonds	393,484	3,142	Aa2
Non-U.S. governments and states	78,704	(560)	Aa2
Total fixed maturity available-for-sale securities	3,063,804	(203,767)	Aa1
Preferred stocks	2,845	(242)	A1
Total available-for-sale securities	3,066,649	(204,009)	Aa1

Trading securities:
U.S. Government	196,383	n/a	Aaa
Non-U.S. dollar denominated corporate bonds	4,125	n/a	Aa2
Non-U.S. dollar denominated, non-U.S. governments and states	104,729	n/a	Aaa
Total trading securities	305,237	n/a	Aaa

Total	$3,371,886	$(204,009)	Aa1

Although interest rates decreased during the year, interest rate spreads widened relative to treasuries across many asset classes in our investment portfolio resulting in the increase in our unrealized loss position.

The net unrealized loss position of our portfolio of commercial mortgage-backed securities (“CMBS”) was $105,482,000 as of December 31, 2008.  We believe that this net unrealized loss is primarily attributable to a widening of interest rate spreads as well as to the loss of liquidity in the financial markets during the second half of 2008.  Our CMBS are evaluated on a periodic basis using analytical techniques and various metrics including but not limited to the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures.  As of December 31, 2008, our CMBS had a weighted average credit rating of Aaa, weighted average current credit support of 27.4%, a weighted average original loan to value of 68.3% and a weighted average life of 4.8 years.  Our portfolio consists primarily of senior tranches of CMBS with strong subordination and low loan-to-value ratios.  We currently expect to collect the cash flows from principal repayments and interest payments associated with our CMBS and do not consider these investments to be other-than-temporarily impaired as of December 31, 2008.

The net unrealized loss position of our portfolio of residential mortgage-backed securities (“RMBS”) was $77,573,000 as of December 31, 2008.  Approximately 80% of the RMBS in our investment portfolio are issued or guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation and are referred to as U.S. Government agency residential mortgage-backed securities.  The remaining 20% of our RMBS were issued by non-agency institutions and include securities with underlying sub-prime and Alt-A mortgages.  The net unrealized loss position of these RMBS was $86,993,000 as of December 31, 2008, which we believe was primarily attributable to a widening of interest rate spreads since the securities were acquired and to the loss of liquidity in the financial markets.  We analyze our RMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include but are not limited to: delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the break-even loss, which represents the point at which our tranche begins to experience losses.  We also perform a sensitivity analysis of the variables that may result in expected losses greater than the break-even loss.  We evaluate projected cash flows as well as other factors in order to determine if our security is other-than-temporarily impaired.  As a result of our analyses, we recorded $17,403,000 of other-than-temporary impairment charges related to RMBS.

Overall, we believe that the gross unrealized loss in our available-for-sale portfolio represents temporary declines due primarily to the loss of liquidity in the financial markets and that the gross unrealized losses on our available-for-sale securities are not necessarily predictive of ultimate performance.  We also believe that the provisions we have made for other-than-temporary impairments are adequate and that we have the ability and intent to hold our securities for a sufficient period of time to recover the value, which may be maturity if necessary.  Economic conditions may deteriorate more than expected and adversely affect the expected cash flows of our securities, which in turn may lead to other-than-temporary impairments recorded in future periods.

We expect that our operational liquidity needs, including our anticipated reinsurance obligations and operating and capital expenditures, for the next twelve months will be met by our cash and cash equivalents, short-term investments, positive cash flow from operations, investment income and proceeds on the sale or maturity of our investments.

Platinum Holdings is a holding company, the assets of which consist primarily of shares of its subsidiaries.  Platinum Holdings depends primarily on its available cash resources and liquid investments, and dividends, interest and other distributions from its subsidiaries, to make payments, including operating expenses, debt service obligations, dividends on its common shares and repurchases of its securities.  Applicable laws and statutory requirements of the jurisdictions in which our regulated reinsurance subsidiaries operate, including Bermuda, the United States and the United Kingdom, limit the payment of dividends and other distributions from these subsidiaries.  Based on the regulatory restrictions of the applicable jurisdictions, we estimate the maximum amount available for payment of dividends or other distributions by our reinsurance subsidiaries without prior regulatory approval in 2009 to be $386,380,000.  The ability of our reinsurance subsidiaries to pay dividends is also constrained by our dependence on the financial strength ratings of our reinsurance subsidiaries by A.M. Best, which depend to a large extent on the capitalization levels of reinsurance subsidiaries.  We believe that Platinum Holdings has sufficient cash resources and available dividend capacity to service its current outstanding obligations.  Platinum Holdings received dividends from its subsidiaries of $305,000,000 during the year ended December 31, 2008.

Capital

At December 31, 2008, our capital of $2,059,397,000 consisted of $250,000,000 of Series B Notes, representing 12.1% of the total, $167,509,000 of preferred share equity, representing 8.1% of the total, and common shareholders’ equity of $1,641,888,000, representing the balance.  At December 31, 2007, our capital of $2,248,377,000 consisted of $250,000,000 of Series B Notes, $167,509,000 of preferred share equity, and common shareholders’ equity of $1,830,868,000.  The decrease in capital during 2008 was primarily attributable to share repurchase activity and an after-tax decrease in the fair value of our investment portfolio, partially offset by net income during the period.

We monitor our capital adequacy on a regular basis and seek to adjust our capital according to the needs of our business.  In particular, we require capital sufficient to meet or exceed (i) the surplus requirements established by our ceding companies, (ii) the capital adequacy ratios established by rating agencies for maintenance of appropriate financial strength ratings, and (iii) the capital adequacy tests performed by regulatory bodies.  We actively manage our capital and may seek to raise additional capital or return capital to our shareholders through share repurchases and cash dividends (or a combination of such methods).

To the extent that our existing capital is insufficient to fund our future operating requirements or maintain our financial strength or debt ratings, we may need to raise additional capital through financings.  If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected, which could include, among other things, the following possible outcomes:  (1) potential downgrades in the financial strength ratings assigned by ratings agencies to our operating subsidiaries, which could place those operating subsidiaries at a competitive disadvantage compared to higher-rated competitors; (2) reductions in the amount of business that our operating subsidiaries are able to write in order to meet capital adequacy-based tests enforced by statutory agencies; and (3) increases in the cost of bank credit and letters of credit.  We can provide no assurance that, if needed, it would be able to obtain additional funds through financing on satisfactory terms or at all.

In addition to common share capital, we depend on external financing sources to support our underwriting activities, which can be in the form of debt securities, preference shares, common equity, bank credit facilities providing loans and/or letters of credit, or any combination of these sources.  Any equity or debt financing, if available at all, may be on terms that are unfavorable to us.  In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities.

Our board of directors has authorized the repurchase of up to $250,000,000 of our common shares through a share repurchase program.  Since the program was incepted, our board of directors has monitored the level of share repurchase activity and periodically restored the repurchase authority under the program to $250,000,000, most recently on October 22, 2008.  During 2008 and 2007, Platinum Holdings repurchased 14,698,000 of its common shares under the share repurchase program at an average price of $34.51 per share.  The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

Sources of Liquidity

On September 13, 2006, we amended and restated an existing credit agreement with a syndicate of lenders, increasing the term from three to five years and increasing the credit facility from $200,000,000 to $400,000,000.  The credit facility consists of a $150,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit and a $250,000,000 senior secured credit facility available for letters of credit.  The credit facility generally will be available for our working capital, liquidity and general corporate requirements and those of our subsidiaries.  Platinum Holdings and Platinum Finance guarantee borrowings by our reinsurance subsidiaries under the credit facility.  The interest rate on borrowings under the credit facility is based on our election of either:  (1) LIBOR plus 50 basis points or (2) the higher of:  (a) the prime interest rate of the lead bank providing the credit facility, or (b) the federal funds rate plus 50 basis points.  The interest rate based on LIBOR rate would increase or decrease by up to 12.5 basis points should our senior unsecured debt rating increase or decrease.  As of December 31, 2008, $150,000,000 was available for borrowing on an unsecured basis and $68,652,000 was available for letters of credit on a secured basis under the credit facility.

Liquidity Requirements

Our principal consolidated cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, dividends to our preferred and common shareholders, the servicing of debt, capital expenditures, purchase of retrocessional contracts and payment of taxes.

Platinum Finance has outstanding $250,000,000 aggregate principal amount of Series B Notes due June 1, 2017, unconditionally guaranteed by Platinum Holdings.  Interest at a rate of 7.5% per annum is payable on the Series B Notes on each June 1 and December 1.  Platinum Finance may redeem the Series B Notes, at its option, at any time in whole, or from time to time in part, prior to maturity.  The Series B Notes can be redeemed by us prior to maturity subject to a “make-whole” provision.  We have no current expectations of calling the Series B Notes prior to maturity.

Platinum Bermuda is not licensed, approved or accredited as a reinsurer anywhere in the United States and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.  Platinum Bermuda provides letters of credit through our credit facility and may be required to provide the banks with a security interest in certain investments of Platinum Bermuda.

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

As of December 31, 2008, we held investments with a carrying value of $78,840,000 and cash and cash equivalents of $57,624,000 in trust to collateralize obligations under the Quota Share Retrocession Agreements.  In addition, as of December 31, 2008 we held investments with a carrying value of $76,602,000 and cash and cash equivalents of $167,195,000 in trust to collateralize obligations under various other reinsurance contracts.  We held investments with a carrying value of $140,312,000 and cash and cash equivalents of $83,384,000 as of December 31, 2008 to collateralize letters of credit issued under our credit facility.  The letters of credit were also issued primarily to collateralize obligations under various reinsurance contracts.

Derivative Contract Obligations

In August 2008, we entered into a derivative agreement with Topiary.  Under the terms of our agreement with Topiary, we will pay to Topiary approximately $9,650,000 during each of the three annual periods commencing August 1, 2008.  In return the agreement provides us with the ability to recover up to $200,000,000 should two catastrophic events involving U.S. wind, U.S. earthquake, European wind, or Japanese earthquake occur that meet specified loss criteria during any of three annual periods.  Both the initial activation event and the qualifying second event must occur in the same annual period.  The maximum amount that we can recover over the three-year period is $200,000,000.  Topiary’s limit of loss is collateralized with high quality investment grade securities in a secured collateral account.  The performance of the securities in the collateral account is guaranteed under a total swap agreement with Goldman Sachs International whose obligations under the swap agreement are guaranteed by Goldman Sachs Group, Inc.  Any recovery we make under this contract is based on an index using insured property industry loss estimates that are compiled by Property Claim Services, a division of Insurance Services Offices, Inc., for certain U.S. perils, and parametric triggers for certain non-U.S. perils, and is not based on actual losses we may incur.  The net liability of $4,753,000 related to this agreement was included in other liabilities on our consolidated balance sheet.

Capital Expenditures

We do not have any material commitments for capital expenditures as of December 31, 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of SEC rules, which are not accounted for or disclosed in the consolidated financial statements as of December 31, 2008.

Contractual Obligations

Our contractual obligations as of December 31, 2008 by estimated maturity are presented below ($ in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years

Series B Notes due June 1, 2017 (1)	$250,000	–	–	–	$250,000
Scheduled interest payments	159,375	18,750	37,500	37,500	65,625
Subtotal – Debt Obligations	409,375	18,750	37,500	37,500	315,625
Operating Leases (2)	10,056	3,010	4,144	2,902	–

Gross unpaid losses and LAE (3)	$2,463,506	713,624	751,785	404,545	$593,552

(1)	See Note 7 of the Notes to the Consolidated Financial Statements.
(2)	See Note 14 of the Notes to the Consolidated Financial Statements.
(3)
There are generally no notional or stated amounts related to unpaid losses and LAE.  Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain.  The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above.  Further, the gross unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2008.  There are reinsurance contracts that have terms extending into 2009 under which additional obligations will be incurred.

Recently Issued Accounting Standards

See Note 1 to the Consolidated Financial Statements contained elsewhere in this Form 10-K for a discussion of recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our principal invested assets are fixed maturity securities which are carried at fair value.  The principal risks that influence the fair value of our investment portfolio are interest rate risk, credit risk and liquidity risk.  Changes in overall interest rates, generally measured by changes in the yield on risk free investments such as U.S. Treasury securities, will influence the fair values of our fixed maturity portfolio.  Rising interest rates generally result in a decrease in the fair value of our fixed maturity portfolio; conversely, a decline in interest rates will generally result in an increase in the fair value of our fixed maturity portfolio.  Interest rate changes can also impact the timing of receipt of principal payments from mortgage-backed securities.

Credit risk is often measured by interest rate spreads representing the difference between the yield of a debt instrument and that of a U.S. Treasury security of similar maturity.  As the credit worthiness of a debt issuer declines, the interest rate spreads increase which has the same effect on fair value as an increase in overall interest rates.  An increase or widening of interest rate spreads generally results in a decrease in the fair value of our fixed maturity portfolio.

The fair values of our investment portfolio are also influenced by liquidity in the financial markets.  When financial markets experience a reduction in liquidity, the ability to conduct orderly transactions is limited and may result in declines in fair values.

The following table shows an aggregate hypothetical impact on the fair value of our fixed maturity portfolio as of December 31, 2008, resulting from an immediate parallel shift in the treasury yield curve ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp	+ 100bp

Total market value	$3,476,272	3,425,170	3,371,886	3,316,651	$3,261,473
Percent change in market value	3.1%	1.6%	–	(1.6%)	(3.3%)
Resulting unrealized appreciation (depreciation)	$(91,223)	(142,325)	(195,609)	(250,844)	$(306,022)

The unrealized loss on our available-for-sale fixed maturity portfolio is $204,009,000 as of December 31, 2008.  Selling a security that is in an unrealized loss position may call into question our intent to hold other securities that are also in an unrealized loss position.  If we were to determine that a portion of our securities in an unrealized loss position should be sold prior to recovery of our cost, we could be required to recognize the unrealized loss of the entire available-for-sale investment portfolio as a realized loss.

We have other receivable amounts subject to credit risk.  The most significant of these are reinsurance premiums receivable from ceding companies.  We also have reinsurance recoverable amounts from our retrocessionaires.  To mitigate credit risk related to reinsurance premiums receivable, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing us to settle claims net of any such reinsurance premiums receivable.  To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them.  Retrocessional coverage is obtained from companies with a financial strength rating of “A-“ or better by A.M. Best or from retrocessionaires whose obligations are fully collateralized.  For exposures where losses become known and are paid in a relatively short period of time, we may obtain retrocessional coverage from companies that may not have a financial strength rating but that provide adequate collateral.  The financial performance and rating status of all material retrocessionnaires are routinely monitored.

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

Sources of Fair Value

The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2008 ($ in thousands):

	Carrying Amount	Fair Value

Financial assets:
Fixed maturity securities	$3,369,041	$3,369,041
Preferred stocks	2,845	2,845
Short-term investments	75,036	75,036

Financial liabilities:
Debt obligations	$250,000	$200,350
Derivative instruments	4,753	4,753

The fair value of our fixed maturity securities, preferred stocks, short-term investments and debt obligations are based on prices obtained from independent sources for those or similar investments using quoted prices in active markets and standard market valuation pricing models.  We valued approximately 60% of our securities using prices obtained from index providers, 31% using prices obtained from pricing vendors, and 9% using prices obtained from broker-dealers.  The inputs used in index pricing may include but are not limited to: benchmark yields, transactional data, broker-dealer quotes, security cash flows and structures, credit ratings, prepayment speeds, loss severities, credit risks and default rates.  Standard inputs used by pricing vendors may include but are not limited to: benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers and industry and economic events.  Broker-dealers value securities through trading desks primarily based on observable inputs.  Our derivative instruments, which are included in other liabilities in the consolidated balance sheet, are priced at fair value primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, together with the report thereon by KPMG LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-36 hereto.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the integrated framework published in September 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that provide reasonable assurance that transactions are recorded as necessary and that expenditures are being made only with proper authorization.  KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting, which appears below.

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

Changes in Internal Control over Financial Reporting

No changes occurred during the quarter ended December 31, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying December 31, 2008 annual statement on Form 10-K.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Platinum Underwriters Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008 and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 26, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information included under the headings “Proposal 1 – Election of Directors – Information Concerning Nominees,” “Corporate Governance – Standing Committees of the Board of Directors – Governance Committee-Director Nomination Process,” “Information Concerning Executive Officers,” “Corporate Governance – Standing Committees of the Board of Directors – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual General Meeting of Shareholders (our “Proxy Statement”).  We intend to file the Proxy Statement prior to April 30, 2009.

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

The information required by this Item relating to executive compensation is incorporated herein by reference to information included under the headings “Executive Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our Proxy Statement.

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

Equity Based Compensation Information

The following table summarizes information as of December 31, 2008 relating to our equity based compensation plans pursuant to which grants of options, restricted shares, share appreciation rights, share units or other rights to acquire shares may be granted from time to time.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,176,198	$30.48	2,928,959
Equity compensation plans not approved by security holders	—	—	—
Total	3,176,198	$30.48	2,928,959

(1)
These plans consist of the 2002 Share Incentive Plan, which was approved by our shareholders at the 2004 Annual General Meeting of Shareholders, the 2006 Share Incentive Plan, which was approved by our shareholders at the 2006 Annual General Meeting of Shareholders and replaced the 2002 Share Incentive Plan, and the Share Unit Plan for Nonemployee Directors, which was approved by our sole shareholder prior to our initial public offering in 2002.

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

The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to information contained under the heading “Proposal 3 – Approval of Independent Registered Public Accounting Firm for the 2009 Fiscal Year and Authorization of the Audit Committee to set the Remuneration of such Independent Registered Public Accounting Firm” of our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Our consolidated financial statements as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008, together with the report thereon by KPMG LLP, our independent registered public accounting firm, are set forth on pages F-1 through F-[INSERT PAGE NUMBER] hereto.

Schedules Supporting Financial Statements

The schedules relating to our consolidated financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, together with the independent registered public accounting firm’s report thereon, are set forth on pages S-1 through S-8 hereto.  Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X.

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
4.15
Assignment and Assumption Agreement dated October 23, 2008 of the Transfer Restrictions, Registration Rights and Standstill Agreement dated November 1, 2002 as amended December 5, 2005 between Platinum Holdings and RenaissanceRe (40)

10.1*	Amended and Restated Share Unit Plan for Nonemployee Directors. (38)
10.2*	Amendment of Amended and Restated Share Unit Plan for Nonemployee Directors.
10.3*	Form of Nonemployee Director Share Unit Award Agreement. (22)
10.4*	Summary of Platinum Holdings’ Nonemployee Director Compensation Program.
10.5*	2002 Share Incentive Plan (2004 Update). (5)
10.6*	2002 Share Incentive Plan (UK Sub-Plan) (included in Exhibit 10.3). (5)
10.7*	2006 Share Incentive Plan. (28)
10.8 *	Amended and Restated Annual Incentive Plan. (25)
10.9*	Form of AIP Restricted Share Unit Award Agreement (33)
10.10	Section 162(m) Performance Incentive Plan. (5)
10.11*	Executive Retirement Savings Plan. (5)
10.12*	Amendment of Executive Retirement Savings Plan.
10.13*	Arrangement for Compensation in Lieu of Participation in Executive Retirement Savings Plan.
10.14*	Amended and Restated Executive Bonus Deferral Plan. (38)
10.15*	Executive Incentive Plan (for awards for 2005 – 2009 performance cycle). (5)
10.16*	First Amendment to the Executive Incentive Plan (for awards for 2005 – 2009 performance cycle). (7)
10.17*	Form of Amendment to EIP Award Agreement for 2005 – 2009 performance cycle. (38)
10.18*	Amended and Restated Executive Incentive Plan. (38)

Exhibit Number	Description

10.19*	Form of EIP Share Unit Award Agreement (for awards for 2006 – 2008 and 2007-2009 performance cycles). (22)
10.20*	Form of EIP Share Unit Award Agreement (for awards for 2008 – 2010 performance cycle). (34)
10.21*	Form of EIP Share Unit Award Agreement. (39)
10.22*	Capital Accumulation Plan. (2)
10.23*	Form of Nonqualified Share Option Agreement (Employee) (for awards made prior to July 23, 2008). (10)
10.24*	Form of Nonqualified Share Option Agreement (Employee). (39)
10.25*	Form of Nonqualified Share Option Agreement (New Nonemployee Director). (10)
10.26*	Form of Nonqualified Share Option Agreement (Annual Nonemployee Director). (10)
10.27*	Form of Time-Based Share Unit Award Agreement (for awards made prior to July 23, 2008). (10)
10.28*	Form of Time-Based Share Unit Award Agreement. (39)
10.29*	Form of Special Share Unit Award Agreement. (10)
10.30*	Form of Restricted Share Award Agreement (for awards made prior to July 23, 2008). (10)
10.31*	Form of Restricted Share Award Agreement. (38)
10.32*	Amended and Restated Change in Control Severance Plan. (38)
10.33*	Retention Bonus Plan. (35)
10.34*	Amended and Restated Employee Severance Plan. (38)
10.35*	Employment Agreement dated November 1, 2005 between Platinum Holdings and Michael E. Lombardozzi. (20)
10.36*	Letter Agreement dated March 3, 2008 between Platinum Holdings, Steven H. Newman, SHN Enterprises, Inc. and Platinum US, and exhibits thereto. (36)
10.37*	Employment Agreement dated July 24, 2008 between Michael D. Price and Platinum Holdings. (38)
10.38*	Separation Agreement dated June 1, 2007 between Joseph F. Fisher and Platinum Holdings. (31)
10.39*	Employment Agreement dated February 26, 2006 between Platinum Bermuda and Robert S. Porter. (22)
10.40*	Letter Agreement dated July 25, 2006 between H. Elizabeth Mitchell and Platinum US. (23)
10.41*	Employment Agreement dated June 1, 2007 between Platinum Holdings and James A. Krantz. (31)
10.42	Capital Support Agreement dated November 26, 2002 between Platinum Holdings and Platinum US. (2)
10.43	Amended and Restated Option Agreement dated January 10, 2005 among St. Paul Reinsurance Company Limited, Platinum Holdings and St. Paul. (9)
10.44
Assignment, effective April 1, 2008, among Platinum Holdings, The Travelers Companies, Inc. (formerly St. Paul) and Unionamerica Insurance Company Limited of Amended and Restated Option Agreement dated January 10, 2005 among St. Paul Reinsurance Company Limited, Platinum Holdings, and St. Paul. (37)

10.45	Amended and Restated Option Agreement dated January 10, 2005 between St. Paul and Platinum Holdings. (9)
10.46	Investment Management Agreement dated May 12, 2005 between Platinum US and Hyperion Capital Management, Inc. (12)
10.47	Investment Management Agreement dated May 12, 2005 between Platinum Bermuda and Hyperion Capital Management, Inc. (12)
10.48	Investment Management Agreement dated May 12, 2005 between Platinum Holdings, Platinum Bermuda, Platinum Regency and BlackRock Financial Management, Inc. (12)
10.49	Investment Management Agreement dated May 12, 2005 between Platinum UK and BlackRock Financial Management, Inc. (12)
10.50	Investment Management Agreement dated May 12, 2005 between Platinum US, Platinum Finance and BlackRock Financial Management, Inc. (12)
10.51	Investment Agreement dated September 20, 2002 among Platinum Holdings, St. Paul, and RenaissanceRe. (2)
10.52	First Amendment dated November 1, 2002 to the Investment Agreement dated September 20, 2002 among Platinum Holdings, St. Paul, and RenaissanceRe. (2)
10.53	Amended and Restated Option Agreement dated October 23, 2008 between Platinum Holdings, RenaissanceRe and Renaissance Other Investments Holdings II Ltd. (40)
10.54	Services and Capacity Reservation Agreement dated November 1, 2002 between Platinum Holdings and RenaissanceRe. (2)
10.55	Quota Share Retrocession Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (2)

Exhibit Number	Description

10.56	Quota Share Retrocession Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK. (5)
10.57	Addendum No. 1 effective April 1, 2003 to the Quota Share Retrocession Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK. (5)
10.58	Addendum No. 2 effective March 27, 2003 to the Quota Share Retrocession Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK. (5)
10.59	Addendum No. 3 effective April 1, 2005 to the Quota Share Reinsurance Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK. (11)
10.60	Security Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (2)
10.61	Addendum No. 1 effective January 1, 2004 to the Security Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (5)
10.62	Control Agreement dated November 26, 2002 among Platinum Bermuda, Platinum UK and State Street Bank. (2)
10.63	Discretionary Investment Advisory Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (2)
10.64	Trust Agreement effective January 1, 2003 among Platinum Bermuda, Platinum US and State Street Bank. (3)
10.65	Amendment No. 1 effective October 3, 2007 to Trust Agreement effective January 1, 2003 among Platinum Bermuda, Platinum US and State Street Bank. (32)
10.66	Quota Share Retrocession Agreement dated May 13, 2003 between Platinum Bermuda and Platinum US. (3)
10.67	Addendum No. 1 dated as of October 1, 2003 to the Quota Share Retrocession Agreement dated May 13, 2003 between Platinum Bermuda and Platinum US. (4)
10.68	Quota Share Retrocession Agreement dated May 6, 2004 between Platinum Bermuda and Platinum US. (6)
10.69	Addendum No. 2 effective as of April 1, 2005 to the Quota Share Retrocession Agreement between Platinum Bermuda and Platinum US. (13)
10.70	Amended and Restated Quota Share Retrocession Agreement dated January 1, 2006 between Platinum Bermuda and Platinum US. (26)
10.71	Termination Addendum effective December 31, 2006 to Amended and Restated Quota Share Retrocession Agreement dated January 1, 2006 between Platinum Bermuda and Platinum US. (29)
10.72	Casualty and Specialty Quota Share Retrocession Agreement between Platinum Bermuda and Platinum US dated as of January 1, 2007. (29)
10.73	Termination Addendum effective December 31, 2007 to Casualty and Specialty Quota Share Retrocession Agreement between Platinum Bermuda and Platinum US dated as of January 1, 2007. (37)
10.74	Quota Share Retrocession Agreement by and between Platinum Bermuda and Platinum UK dated as of January 1, 2006. (27)
10.75	Excess of Loss Retrocession Agreement by and between Platinum Bermuda and Platinum US dated as of April 1, 2006. (27)
10.76	Addendum No. 1 effective as of February 15, 2007 to the Excess of Loss Retrocession Agreement by and between Platinum Bermuda and Platinum US dated as of April 1, 2006. (30)
10.77	Excess of Loss Retrocession Agreement by and between Platinum Bermuda and Platinum US dated January 1, 2008. (35)
10.78	Termination Addendum effective August 5, 2008 to Excess of Loss Retrocession Agreement by and between Platinum Bermuda and Platinum US dated January 1, 2008. (40)
10.79	Excess of Loss Retrocession Agreement by and between Platinum US and Platinum Bermuda dated August 5, 2008. (40)
10.80	Excess of Loss Retrocession Agreement effective as of April 1, 2005 between Platinum US and Platinum UK. (13)
10.81
Amended and Restated Credit Agreement, dated as of September 13, 2006, by and among the Company, certain subsidiaries of the Company, Wachovia Bank, National Association, Citibank, N.A., HSBC Bank USA, National Association, Bayerische Hypo-Und Vereinsbank AG and Comerica Bank as the Lenders, and Wachovia Bank, National Association, as Administrative Agent. (24)

10.82	List of Contents of exhibits and Schedules to the Amended and Restated Credit Agreement. (24)
10.83	First Amendment and Waiver dated as of April 24, 2007 to Amended and Restated Credit Agreement dated as of September 13, 2006. (30)
10.84	Second Amendment dated as of December 3, 2007 to Amended and Restated Credit Agreement dated as of September 13, 2006. (33)
10.85	Referral Agreement between Platinum Bermuda and Renaissance Underwriting Managers Ltd. (3)
10.86	Referral Agreement between Platinum US and Renaissance Underwriting Managers Ltd. (4)
10.87	Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (4)
10.88	Amendment No. 1 dated January 1, 2005 to Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (16)
10.89	Guarantee dated December 31, 2003 between Platinum Holdings and Platinum UK. (4)
10.90	Purchase Agreement dated May 20, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (14)

Exhibit Number	Description

10.91	Remarketing Agreement dated August 8, 2005 among Platinum Holdings, Platinum Finance, Goldman, Sachs & Co. and Merrill Lynch. (16)
10.92	Pledge Agreement dated November 1, 2002 among Platinum Holdings, State Street Bank and Trust Company and JP Morgan Chase. (2)
14.1	Code of Business Conduct and Ethics. (38)
21.1	Subsidiaries of Platinum Holdings.
23.1	Independent Registered Public Accounting Firm’s Consent.
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*   Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.
_______________________
(1)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-86906) of Platinum Holdings.

(2)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

(3)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

(5)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.

(6)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 6, 2004.

(7)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on November 9, 2004.

(8)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 18, 2004.

(9)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on January 11, 2005.

(10)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 23, 2005.

(11)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on April 14, 2005.

(12)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 13, 2005.

(13)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 18, 2005.

(14)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 24, 2005.

(15)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(16)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 5, 2005.

(17)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(18)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on October 28, 2005.

(19)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 3, 2005.

(20)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 21, 2005.

(21)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2005.

(22)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 27, 2006.

(23)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on July 26, 2006.

(24)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on September 18, 2006.

(25)	Incorporated by reference from Platinum Holding’s Current Report on Form 8-K, filed with the SEC on February 22, 2007.

(26)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on April 28, 2006.

(27)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on July 31, 2006.

(28)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-133521) of Platinum Holdings, filed with the SEC on April 25, 2006.

(29)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007.

(30)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on April 27, 2007.

(31)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on June 4, 2007.

(32)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 1, 2007.

(33)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2007.

(34)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on February 25, 2008.

(35)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008.

(36)	Incorporated by reference from Platinum Holdings’ Current Report on form 8-K filed with the SEC on March 4, 2008.

(37)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on April 30, 2008.

(38)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on July 25, 2008.

(39)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on July 30, 2008.

(40)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on October 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 24, 2009	PLATINUM UNDERWRITERS HOLDINGS, LTD.

/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Price Michael D. Price	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2009
/s/ James A. Krantz James A. Krantz	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 24, 2009
/s/ Dan R. Carmichael Dan R. Carmichael	Chairman of the Board of Directors	February 24, 2009
/s/ H. Furlong Baldwin H. Furlong Baldwin	Director	February 24, 2009
/s/ Jonathan F. Bank Jonathan F. Bank	Director	February 24, 2009
/s/ Robert V. Deutsch Robert V. Deutsch	Director	February 24, 2009
/s/ A. John Hass A. John Hass	Director	February 24, 2009
/s/ Edmund R. Megna Edmund R. Megna	Director	February 24, 2009
/s/ Peter T. Pruitt Peter T. Pruitt	Director	February 24, 2009

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited the accompanying consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 26, 2009

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007
(amounts in thousands, except share data)

	2008	2007
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,267,571 and $3,214,981, respectively)	$3,063,804	$3,191,923
Fixed maturity trading securities at fair value (amortized cost – $296,837 and 170,952, respectively)	305,237	169,818
Preferred stocks (cost – $3,087 and $12,246, respectively)	2,845	9,607
Short-term investments	75,036	13,876
Total investments	3,446,922	3,385,224
Cash and cash equivalents	813,017	1,076,279
Accrued investment income	29,041	34,696
Reinsurance premiums receivable	307,539	244,360
Reinsurance recoverable on ceded losses and loss adjustment expenses	12,413	27,979
Prepaid reinsurance premiums	10,897	9,369
Funds held by ceding companies	136,278	165,604
Deferred acquisition costs	50,719	70,508
Income tax recoverable	11,973	2,981
Deferred tax assets	71,444	43,342
Other assets	36,920	18,408
Total assets	$4,927,163	$5,078,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,463,506	$2,361,038
Unearned premiums	218,890	298,498
Debt obligations	250,000	250,000
Ceded premiums payable	2,918	4,559
Commissions payable	125,551	100,204
Other liabilities	56,901	66,074
Total liabilities	3,117,766	3,080,373

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 47,482,161 and 53,779,914 shares issued and outstanding, respectively	475	538
Additional paid-in capital	1,114,135	1,338,466
Accumulated other comprehensive loss	(188,987)	(24,339)
Retained earnings	883,717	683,655
Total shareholders' equity	1,809,397	1,998,377

Total liabilities and shareholders' equity	$4,927,163	$5,078,750

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2008, 2007 and 2006
(amounts in thousands, except share data)

	2008	2007	2006

Revenue:
Net premiums earned	$1,114,796	1,173,088	$1,336,701
Net investment income	186,574	214,222	187,987
Net realized investment gains (losses)	26,568	(1,222)	(1,131)
Other income (expense)	337	(2,173)	(651)
Total revenue	1,328,275	1,383,915	1,522,906

Expenses:
Net losses and loss adjustment expenses	718,233	655,487	760,602
Net acquisition expenses	242,715	220,330	285,923
Net change in fair value of derivatives	14,114	5,007	–
Operating expenses	88,208	103,593	95,490
Net foreign currency exchange (gains) losses	6,760	(2,775)	(738)
Interest expense	19,006	21,470	21,805
Total expenses	1,089,036	1,003,112	1,163,082

Income before income tax expense	239,239	380,803	359,824
Income tax expense	12,999	23,825	30,167

Net income	226,240	356,978	329,657
Preferred dividends	10,408	10,408	10,382

Net income attributable to common shareholders	$215,832	346,570	$319,275

Earnings per common share:
Basic earnings per common share	$4.38	5.91	$5.38
Diluted earnings per common share	$3.98	5.38	$4.96

Comprehensive income:
Net income	$226,240	356,978	$329,657
Other comprehensive income:
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	(164,648)	20,763	(3,887)
Cumulative translation adjustments, net of deferred tax	–	(813)	316
Comprehensive income	$61,592	376,928	$326,086

Shareholder dividends:
Preferred dividends declared	$10,408	10,408	$9,818
Preferred dividends declared per share	1.81	1.81	1.71
Common shareholder dividends declared	15,770	18,632	19,029
Dividends declared per common share	$0.32	0.32	$0.32
See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2008, 2007 and 2006
(amounts in thousands)

	2008	2007	2006

Preferred shares:
Balances at beginning and end of year	$57	57	$57

Common shares:
Balances at beginning of year	538	597	590
Exercise of common share options	12	9	6
Issuance of common shares	3	1	1
Purchase of common shares	(78)	(69)	–
Balances at end of year	475	538	597

Additional paid-in-capital:
Balances at beginning of year	1,338,466	1,545,979	1,527,316
Transfer of unearned common share grant compensation	–	–	(2,467)
Exercise of common share options	25,929	23,426	12,969
Issuance of common shares	1,693	–	–
Share based compensation	14,319	8,813	7,995
Settlement of equity awards	(999)	–	–
Purchase of common shares	(266,483)	(240,603)	–
Tax benefit of share options	1,210	851	166
Balances at end of year	1,114,135	1,338,466	1,545,979

Unearned share grant compensation:
Balances at beginning of year	–	–	(2,467)
Transfer of unearned common share grant compensation	–	–	2,467
Balances at end of year	–	–	–

Accumulated other comprehensive income (loss):
Balances at beginning of year	(24,339)	(44,289)	(40,718)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	(164,648)	20,763	(3,887)
Net change in cumulative translation adjustments, net of deferred tax	–	(813)	316
Balances at end of year	(188,987)	(24,339)	(44,289)

Retained earnings:
Balances at beginning of year	683,655	355,717	55,471
Net income	226,240	356,978	329,657
Preferred share dividends	(10,408)	(10,408)	(10,382)
Common share dividends	(15,770)	(18,632)	(19,029)
Balances at end of year	883,717	683,655	355,717

Total shareholders’ equity	$1,809,397	1,998,377	$1,858,061

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006
(amounts in thousands)

	2008	2007	2006

Operating Activities:
Net income	$226,240	356,978	$329,657
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	9,184	12,182	16,213
Net realized investment (gains) losses	(26,568)	1,222	1,131
Net foreign currency exchange (gains) losses	6,760	(2,775)	(738)
Share based compensation	14,319	9,129	7,995
Deferred income tax benefit	(14,433)	(13,283)	(2,613)
Trading securities activities, net	(147,124)	(46,528)	(445)
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	5,655	(2,014)	(3,452)
(Increase) decrease in reinsurance premiums receivable	(67,366)	136,395	195,094
Decrease in funds held by ceding companies	29,326	72,895	53,130
Decrease in deferred acquisition costs	19,789	12,102	48,190
Increase in net unpaid losses and loss adjustment expenses	144,092	10,048	37,188
Decrease in net unearned premiums	(81,136)	(50,983)	(154,007)
Decrease in ceded premiums payable	(1,641)	(13,038)	(4,947)
Increase (decrease) in commissions payable	25,347	(40,631)	(45,819)
(Increase) decrease in income tax recoverable	(7,783)	5,476	17,174
Changes in other assets and liabilities	(5,498)	(4,462)	33,457
Other net	(264)	(1,158)	(62)
Net cash provided by operating activities	128,899	441,555	527,146

Investing Activities:
Proceeds from sale of available-for-sale securities	1,536,751	248,341	348,142
Proceeds from sale of preferred stocks	120	–	–
Proceeds from maturity or paydown of available-for-sale securities	962,760	1,453,687	270,939
Proceeds from sale of other invested asset	–	4,745	–
Acquisition of available-for-sale securities	(2,557,648)	(1,650,626)	(1,083,282)
Net change in short-term investments	(59,251)	14,035	(15,822)
Net cash provided by (used in) investing activities	(117,268)	70,182	(480,023)

Financing Activities:
Dividends paid to preferred shareholders	(10,408)	(10,408)	(9,818)
Dividends paid to common shareholders	(15,770)	(18,632)	(19,029)
Proceeds from exercise of share options	25,941	23,435	12,975
Purchase of common shares	(266,561)	(240,672)	–
Repayment of debt obligations	–	(42,840)	–
Net cash used in financing activities	(266,798)	(289,117)	(15,872)

Effect of foreign currency exchange rate changes on cash	(8,095)	2,007	(345)

Net increase (decrease) in cash and cash equivalents	(263,262)	224,627	30,906

Cash and cash equivalents at beginning of year	1,076,279	851,652	820,746

Cash and cash equivalents at end of year	$813,017	1,076,279	$851,652

Supplemental disclosures of cash flow information:
Income taxes paid	$33,561	29,160	$15,602
Interest paid	$18,750	21,479	$21,479

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda holding company organized in 2002.  Platinum Holdings and its consolidated subsidiaries (collectively, the "Company") operate through two licensed reinsurance subsidiaries:  Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda") and Platinum Underwriters Reinsurance, Inc. ("Platinum US").  The terms "we," "us," and "our" also refer to Platinum Holdings and its consolidated subsidiaries, unless the context otherwise indicates.  Through December 31, 2006, we also underwrote business through Platinum Re (UK) Limited ("Platinum UK"), our other licensed reinsurance subsidiary.  In 2007, Platinum UK ceased underwriting reinsurance business.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

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

Certain prior period amounts have been reclassified in the consolidated statement of operations and in the consolidated statement of cash flows to conform to the 2008 presentation.

Summary of Significant Accounting Policies

Investments

Fixed maturity securities we own that we may not have the positive intent to hold until maturity and preferred stocks are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from net income and reported in other comprehensive income (loss) as a separate component of shareholders' equity, net of deferred tax.  Fixed maturity securities we own and have the intent to sell prior to maturity, or securities for which we have elected the fair value measurement attributes of Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), are classified as trading securities and reported at fair value, with mark-to-market adjustments included in net realized investment gains (losses) and the related deferred income tax included in income tax expense in the consolidated statement of operations.  Securities classified as trading securities include non-U.S. dollar denominated securities intended to match net liabilities denominated in foreign currencies in order to minimize net exposures arising from fluctuations in foreign currency exchange rates.

The fair value of our fixed maturity securities, preferred stocks, and short-term investments are based on prices obtained from independent sources for those or similar investments using quoted prices in active markets and standard market valuation pricing models.  Short-term investments mature within one year from the purchase date.

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

Realized gains and losses on the sale of securities are determined on the basis of the specific identification method.  If we determine that an unrealized loss on a security is "other-than-temporary," we write down the carrying value of the security to fair value and record a realized loss in the consolidated statement of operations.

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

Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the experience under the contracts.  Premiums or commissions are adjusted in such instances based on actual loss experience under the contracts.  Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses.  These premiums relate to the future coverage obtained for the remainder of the initial contract term and are earned over the remaining contract term.  Any unearned premium existing at the time a contract limit is exhausted or reinstated is immediately earned.  Additional premiums are premiums triggered by losses and are immediately earned.  Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on loss experience under such contracts.  An allowance for uncollectible premiums is established for possible non-payment of premiums receivable, as deemed necessary.  As of December 31, 2008 and 2007, based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset those premiums receivable against losses and LAE or other amounts payable to the same parties, we did not establish an allowance for uncollectible premiums receivable.

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

Deferred Acquisition Costs

Costs of acquiring business, consisting primarily of commissions and other underwriting expenses that vary with and are directly related to the production of business, are deferred and amortized over the period that the corresponding premiums are earned.  On a regular basis, an analysis of the recoverability of deferred acquisition costs is performed based on the estimated profitability of the underlying reinsurance contracts, including anticipated investment income.  Any adjustments are reflected in the results of operations in the period in which they are made.  A liability is established, if necessary, to provide for losses that may exceed the related unearned premiums.  Deferred acquisition costs amortized in 2008, 2007 and 2006 were $182,618,000, $164,055,000 and $220,758,000, respectively.

Debt Obligations and Deferred Debt Issuance Costs

Costs incurred in issuing debt are capitalized and amortized over the life of the debt.  The amortization of these costs is included in interest expense in the consolidated statement of operations.

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
Notes to Consolidated Financial Statements

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflects the basic earnings per share calculation components adjusted for the potential dilution that would occur if outstanding common share options, restricted share units, restricted common shares and preferred shares were converted into common shares.  Securities that are convertible into common shares that are anti-dilutive are not included in the calculation of diluted earnings per share.  If the effect of the issuance of common shares in the exercise of share options, in the exchange for preferred shares or in the conversion of restricted shares or share units to common shares is dilutive to earnings per share, it is included in the calculation of diluted earnings per share as if the transactions to issue the common shares were executed at the beginning of the reporting period.

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

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The adoption of FIN 48 did not have any effect on our results of operations or financial condition.

Share-Based Compensation

We recognize share-based compensation in accordance with Statement of Financial Accounting Standards No. 123R "Share-Based Payment" ("SFAS 123R").  SFAS 123R requires that compensation costs be recognized for the fair value of all share options over their vesting period.  The fair value of option awards is determined on the grant date using the Black-Scholes option pricing model and is amortized into earnings over the vesting period.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

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

Recently Issued Accounting Standards

We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, focuses on how to measure fair value and establishes a three-level hierarchy for both measurement and disclosure purposes.  SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with U.S. GAAP.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3).  The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

We adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) as of January 1, 2008.  SFAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items.  Most provisions of SFAS 159 are elective.  Entities electing the fair value measurement attributes of SFAS 159 are required to recognize changes in fair values in earnings and to expense upfront costs and fees associated with the items for which the fair values option is elected.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” about an entity’s derivative and hedging activities and how these activities affect an entity’s financial position, financial performance and cash flows, thereby improving the transparency of financial reporting.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect the adoption of SFAS 161 to have any material impact on the presentation of our consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”).  FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” to achieve a determination more consistent with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” of whether an other-than-temporary impairment has occurred.  The amendment to EITF 99-20 removes the exclusive reliance on “market participant” estimates of future cash flows in determining the fair value of a security.  Changing the cash flows used to analyze other-than-temporary impairment from the market participant view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows us to apply reasonable judgment in assessing whether or not an other-than-temporary impairment has occurred.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

2.	Investments

Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities and preferred stocks as of December 31, 2008 and 2007 ($ in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2008:
U.S. Government	$4,096	545	–	$4,641
U.S. Government agencies	786,848	24,679	38	811,489
Corporate bonds	728,792	4,134	42,398	690,528
Mortgage-backed and asset-backed securities	1,278,229	11,563	204,834	1,084,958
Municipal bonds	390,342	6,484	3,342	393,484
Non-U.S. governments and states	79,264	1,093	1,653	78,704
Total fixed maturity available-for-sale securities	3,267,571	48,498	252,265	3,063,804
Preferred stocks	3,087	–	242	2,845
Total available-for-sale securities	$3,270,658	48,498	252,507	$3,066,649

December 31, 2007:
U.S. Government	$94,738	2,083	69	$96,752
U.S. Government agencies	576,464	3,402	100	579,766
Corporate bonds	818,363	1,853	17,829	802,387
Mortgage-backed and asset-backed securities	1,401,486	7,694	20,938	1,388,242
Municipal bonds	282,029	1,687	755	282,961
Non-U.S. governments and states	41,901	92	178	41,815
Total fixed maturity available-for-sale securities	3,214,981	16,811	39,869	3,191,923
Preferred stocks	12,246	18	2,657	9,607
Total available-for-sale securities	$3,227,227	16,829	42,526	$3,201,530

U.S. Government agencies include securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other U.S. Government agencies.

Trading Securities

The following table sets forth our fixed maturity trading securities as of December 31, 2008 and 2007 ($ in thousands):

	Fair Value at December 31,
	2008	2007

U.S. Government	$196,383	$–
Non-U.S. dollar denominated securities:
Corporate bonds	4,125	19,349
Non-U.S. governments and states	104,729	150,469
Total trading securities	$305,237	$169,818

Net realized investment gains (losses) include mark-to market adjustments of $9,534,000, $1,419,000 and ($2,193,000) on trading securities for the years ended December 31, 2008, 2007 and 2006, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

We elected to apply the fair value measurement attributes of SFAS 159 to our investments in U.S. Government treasury inflation-protected securities (“TIPS”).  We believe that recognizing changes in the fair value of the TIPS in net realized investment gains (losses) in the consolidated statement of operations is a better presentation of the total return on these securities.  We have included TIPS at a fair value of $196,383,000 in our fixed maturity trading securities on the consolidated balance sheets, and have recorded a favorable change in the mark-to-market of $1,249,000 in net realized investment gains (losses) in the consolidated statement of operations.

Unrealized Gains and Losses

Net change in unrealized investment gains and losses on our available-for-sale securities for the years ended December 31, 2008, 2007 and 2006 were as follows ($ in thousands):

	2008	2007	2006

Available for sale securities	$(178,318)	25,394	$(3,311)
Less deferred tax	13,670	(4,631)	(576)
Net change in unrealized gains and losses	$(164,648)	20,763	$(3,887)

Gross unrealized gains and losses on available-for-sale securities as of December 31, 2008 were $48,498,000 and $252,507,000, respectively.  As of December 31, 2008, there were a total of 296 issues in an unrealized loss position in our investment portfolio, with the single largest unrealized loss being an asset-backed security with an amortized cost of $10,088,000 and an unrealized loss of $8,383,000.  Corporate, mortgage-backed and asset-backed securities represent the largest categories within our available-for-sale portfolio and consequently accounted for the greatest amount of our overall unrealized loss as of December 31, 2008.  Investment holdings within our corporate bond portfolio were diversified across approximately 30 industry sectors and within each sector across many individual issuers and issues.  As of December 31, 2008 there were 137 corporate issues in an unrealized loss position, with the single largest unrealized loss being $3,026,000 on a security with an amortized cost of $5,276,000.  Investment holdings within the mortgage-backed and asset-backed portfolio were diversified across a number of sub-categories.  As of December 31, 2008, there were 125 issues within the mortgage-backed and asset-backed portfolio in an unrealized loss position.

The following table sets forth our unrealized losses on securities classified as available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008 and 2007 ($ in thousands):

	December 31, 2008		December 31, 2007
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Less than twelve months:
U.S. government	$–	–	–	$–
U.S. government agencies	14,313	38	52,470	39
Corporate bonds	316,883	16,413	160,173	3,754
Mortgage-backed and asset-backed securities	471,018	120,051	286,805	8,544
Municipal bonds	77,244	2,536	2,851	4
Non-U.S. governments and states	29,033	1,396	5,807	31
Preferred stocks	2,845	242	–	–
Total	$911,336	140,676	508,106	$12,372

Twelve months or more:
U.S. government	$–	–	2,604	$69
U.S. government agencies	–	–	11,074	61
Corporate bonds	155,082	25,985	442,519	14,075
Mortgage-backed and asset-backed securities	151,949	84,783	476,690	12,394
Municipal bonds	7,726	806	106,687	751
Non-U.S. governments and states	1,463	257	13,981	147
Preferred stocks	–	–	8,589	2,657
Total	$316,220	111,831	1,062,144	$30,154

Total unrealized losses:
U.S. government	$–	–	2,604	$69
U.S. government agencies	14,313	38	63,544	100
Corporate bonds	471,965	42,398	602,692	17,829
Mortgage-backed and asset-backed securities	622,967	204,834	763,495	20,938
Municipal bonds	84,970	3,342	109,538	755
Non-U.S. governments and states	30,496	1,653	19,788	178
Preferred stocks	2,845	242	8,589	2,657
Total	$1,227,556	252,507	1,570,250	$42,526

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or were the result of “other-than-temporary impairments.”  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  These factors include, but are not limited to:  the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, the collateral structure and the credit support that may be applicable to mortgage-backed and asset-backed securities.  We also consider our ability and intent to hold a security for a sufficient period of time for the value to recover the unrealized loss, which is based, in part, on current and anticipated future positive net cash flows from operations that generate sufficient liquidity in order to meet our obligations.  If we determine that an unrealized loss on a security is other-than-temporary, we write down the carrying value of the security and record a realized loss in the consolidated statement of operations.

Our mortgage-backed and asset-backed securities primarily consisting of residential mortgage-backed securities and commercial mortgage-backed securities, represents our largest unrealized loss position as of December 31, 2008.  Our non-agency residential mortgage-backed securities include securities with underlying prime, sub-prime and Alt-A mortgages.  We analyze our residential mortgage-backed securities on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include but are not limited to: delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the break-even loss, which represents the point at which our tranche begins to experience losses.  We also perform a sensitivity analysis of the variables that may result in expected losses greater than the break-even loss.  We evaluate projected cash flows as well as other factors in order to determine if our security is other-than-temporarily impaired.  For the year ended December 31, 2008, we recorded $17,403,000 of other-than-temporary impairment charges related to non-agency residential mortgage-backed securities. Our commercial mortgage-backed securities are evaluated on a periodic basis using analytical techniques and various metrics including but not limited to the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures.  We currently expect to collect the cash flows from principal repayments and interest payments associated with our commercial mortgage-backed securities and do not consider these investments to be other-than-temporarily impaired as of December 31, 2008.

Overall, we believe that the gross unrealized loss in our available-for-sale portfolio represents temporary declines due primarily to the loss of liquidity in the financial markets and that the net unrealized losses on our available-for-sale securities are not necessarily predictive of ultimate performance.  We also believe that the provisions we have made for other-than-temporary impairments are adequate and that we have the ability and intent to hold our securities for a sufficient period of time to recover the value, which may be until maturity if necessary.  Economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to other-than-temporary impairments recorded in future periods.

Net Investment Income

The following table sets forth our net investment income for the years ended December 31, 2008, 2007 and 2006 ($ in thousands):

	2008	2007	2006

Fixed maturity securities	$162,857	169,745	$148,708
Short-term investments and cash and cash equivalents	24,340	44,480	35,684
Funds held	3,476	5,279	7,998
Subtotal	190,673	219,504	192,390
Less investment expenses	4,099	5,282	4,403
Net investment income	$186,574	214,222	$187,987

Net Realized Investment Gains and Losses

Proceeds from sales, maturities and calls of fixed maturity available-for-sale securities were $2,499,512,000, $1,702,028,000 and $619,081,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Proceeds from sales, maturities and calls of fixed maturity trading securities were $70,608,000, $21,516,000 and $24,562,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Proceeds from sales of preferred stock were $120,000 for the year ended December 31, 2008.  There were no sales of preferred stocks in 2007 or 2006.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

The following table sets forth our net realized investment gains and losses for the years ended December 31, 2008, 2007 and 2006 ($ in thousands):

	2008	2007	2006
Net gains (losses) on the sale of investments:
Gross realized gains	$53,178	52	$1,592
Gross realized losses	(5,605)	(1,858)	(502)
Subtotal	47,573	(1,806)	1,090

Mark-to-market adjustments on trading securities	9,681	1,393	(2,221)

Other-than-temporary impairments	(30,686)	(809)	–

Net realized investment gains (losses)	$26,568	(1,222)	$(1,131)

During the second half of 2008, the financial markets experienced a loss of liquidity and significant adverse credit events that in turn led to widespread declines in the value of financial instruments.  As a consequence, the fair values of the securities in our available-for-sale investment portfolio decreased significantly during the same period.  Charges relating to other-than-temporary impairments were $30,686,000 and $809,000 for the years ended December 31, 2008 and 2007, respectively.  The other-than-temporary impairments we recorded during 2008 included $10,891,000 of non-agency residential mortgage-backed securities, $7,636,000 of corporate bonds, $6,512,000 of Alt-A residential mortgage-backed securities and subprime asset-backed securities, and $5,647,000 of perpetual preferred stocks.  These charges were included in net realized investment gains (losses) in the consolidated statement of operations.  There were no charges relating to other-than-temporary impairments for the year ended December 31, 2006.

Maturities

The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by contractual maturity as of December 31, 2008, actual maturities could differ from contractual maturities due to call or prepayment provisions ($ in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$225,007	$224,945
Due from one to five years	1,438,537	1,457,471
Due from five to ten years	377,381	377,952
Due in ten or more years	245,254	223,715
Mortgage-backed and asset-backed securities	1,278,229	1,084,958
Total	$3,564,408	$3,369,041

Restricted Investments

Investments with a carrying value of $5,256,000 were on deposit with U.S. regulatory authorities as of December 31, 2008.  Investments with a carrying value of $78,840,000 and cash and cash equivalents of $57,624,000 as of December 31, 2008 were held in trust to collateralize liabilities ceded by The Travelers Companies, Inc., formerly The St. Paul Companies, Inc., (“St. Paul”) to us under the reinsurance contracts entered into on or after January 1, 2002 (the “Quota Share Retrocession Agreements”).  Investments with a carrying value of $76,602,000 and cash and cash equivalents of $167,195,000 as of December 31, 2008 were held in trust to collateralize obligations under various other reinsurance contracts.  Investments with a carrying value of $140,312,000 and cash and cash equivalents of $83,384,000 as of December 31, 2008 were held in trust to collateralize letters of credit issued under the Credit Facility as described in note 7 to these financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

3.	Fair Value Measurements

The following table sets forth the carrying amounts and estimated fair values of our financial instruments as of December 31, 2008 and 2007 ($ in thousands):

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Fixed maturity securities	$3,369,041	3,369,041	3,361,741	$3,361,741
Preferred stocks	2,845	2,845	9,607	9,607
Short-term investments	75,036	75,036	13,876	13,876

Financial liabilities:
Debt obligations	$250,000	200,350	250,000	$253,800
Derivative instruments	4,753	4,753	–	–

We consider prices for actively traded treasury securities and exchange traded preferred stocks to be based on quoted prices in active markets for identical assets (Level 1 as defined by SFAS 157).  The fair values of our other fixed maturities, which generally include mortgage-backed and asset-backed securities, corporate bonds, municipal bonds, and bonds issued by U.S. government-sponsored enterprises, non-U.S. governments and states, are based on prices obtained from independent pricing vendors, index providers, or broker-dealers using observable inputs (Level 2 as defined by SFAS 157).  The observable inputs used in standard market valuation pricing models may include but are not limited to: credit ratings, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates.  The fair values of our derivative instruments, which are included in other liabilities in the consolidated balance sheet, are determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models (Level 3 as defined by SFAS 157).

The following table sets forth the fair value measurement levels for all assets and liabilities which the Company has recorded at fair value as of December 31, 2008 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3

Financial assets:
Fixed maturity available-for-sale securities	$3,063,804	29,695	3,034,109	$–
Fixed maturity trading securities	305,237	229,526	75,711	–
Preferred stocks	2,845	2,845	–	–
Short-term investments	75,036	–	75,036	–
Total	$3,446,922	262,066	3,184,856	$–

Financial liabilities:
Derivative instruments	4,753	–	–	4,753
Total	$4,753	–	–	$4,753

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

The following table sets forth the reconciliation of the beginning and ending fair value measurements of our Level 3 liabilities, consisting of derivative instruments, measured at fair value using significant unobservable inputs for the twelve months ended December 31, 2008, ($ in thousands):

Beginning balance at January 1, 2008	$–
Purchases, issuances, and settlements	9,361
Total unrealized and realized losses included in earnings	(14,114)
Ending balance at December 31, 2008	(4,753)

Losses for the period attributable to the change in unrealized losses relating to liabilities outstanding	$7,154

The change in unrealized losses of $4,753,000 relating to derivative instruments outstanding was included in the net change in fair value of derivatives included in the consolidated statement of operations for the year ended December 31, 2008.  We settled balances of $9,361,000 on derivatives during the year ended December 31, 2008 and such payments were also included in the net change in fair value of derivatives in the consolidated statement of operations.

4.	Derivative Contracts

We entered into four derivative contracts during 2008, of which two were option agreements to purchase industry loss warranty retrocessional protection.  The related option fees of $1,450,000 were included in the net change in fair value of derivatives in the consolidated statement of operations in 2008.

The third derivative was a contract under which we could have recovered up to $120,000,000 from the counterparty if modeled losses from both a first and second catastrophe event resulting from U.S. wind, California earthquake or European wind exceeded a specified attachment point.  The term of this contract was from January 1, 2008 to December 31, 2008, at a cost of $5,510,000.  The attachment point was not reached and no recovery was recorded for 2008.  The total cost of the derivative was included in the net change in fair value of derivatives in the consolidated statement of operations.

The fourth derivative contract we entered into in 2008 was an agreement with Topiary Capital Limited (“Topiary”), a Cayman Islands special purpose vehicle.  Under the terms of our agreement with Topiary, we will pay to Topiary approximately $9,650,000 during each of the three annual periods commencing August 1, 2008.  In return the agreement provides us with the ability to recover up to $200,000,000 should two catastrophic events involving U.S. wind, U.S. earthquake, European wind, or Japanese earthquake occur that meet specified loss criteria during any of the three annual periods.  Both the initial activation event and the qualifying second event must occur in the same annual period.  The maximum amount that we can recover over the three-year period is $200,000,000.  Topiary’s limit of loss is collateralized with high quality investment grade securities in a secured collateral account.  The performance of the securities in the collateral account is guaranteed under a total swap agreement with Goldman Sachs International whose obligations under the swap agreement are guaranteed by Goldman Sachs Group, Inc.  Any recovery we make under this contract is based on an index using insured property industry loss estimates that are compiled by Property Claim Services, a division of Insurance Services Offices, Inc., for certain U.S. perils, and parametric triggers for certain non-U.S. perils, and is not based on actual losses we may incur.  Consequently, the transaction was accounted for as a derivative and was carried at the estimated net fair value.  The resulting net liability of $4,753,000 was included in other liabilities on our consolidated balance sheet.  The change in net fair value of $7,154,000 was included in the change in fair value of derivatives in our consolidated statement of operations.  One-time fees and expenses of $4,339,000 related to the agreement with Topiary were included in operating expenses for the year ended December 31, 2008.

Topiary is a variable interest entity under the provisions of FASB Interpretation No. 46R “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  As we have no investment in and are not the primary beneficiary of Topiary, we did not include this entity in our consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

5.	Unpaid Losses and LAE

The following table sets forth the activity in the liability for unpaid losses and LAE for the years ended December 31, 2008, 2007 and 2006 ($ in thousands):

	2008	2007	2006

Net unpaid losses and LAE as of January 1,	$2,342,185	2,326,227	$2,268,655

Net incurred related to:
Current year	878,169	745,865	811,250
Prior years	(159,936)	(90,378)	(50,648)
Total incurred net losses and LAE	718,233	655,487	760,602

Net paid losses and LAE:
Current year	148,355	73,402	96,112
Prior year	433,961	578,611	624,477
Total net paid losses and LAE	582,316	652,013	720,589

Net effects of foreign currency exchange rate changes	(26,057)	12,484	17,559

Net unpaid losses and LAE as of December 31,	2,452,045	2,342,185	2,326,227

Reinsurance recoverable on unpaid losses and LAE	11,461	18,853	42,255
Gross unpaid losses and LAE as of December 31,	$2,463,506	2,361,038	$2,368,482

The net favorable loss development in 2008, 2007 and 2006 related to prior years included $167,246,000, $81,166,000 and $60,746,000, respectively, of net favorable loss development as a result of favorable movement in ultimate loss ratios.  The net favorable loss development in 2008, 2007 and 2006 related to prior years also included changes in net incurred losses and LAE associated with changes in estimates of premiums and the patterns of their earnings.  The net increase (decrease) of losses and LAE related to prior accident years arising from changes in premium estimates were $7,310,000, ($9,212,000) and $10,098,000 in 2008, 2007 and 2006, respectively.  The effect on net income of changes in premium estimates, after considering corresponding changes in related losses, LAE and acquisition expenses, was not significant.

The net favorable loss development related to prior years emerged from all segments and was related to both catastrophe and non-catastrophe losses.  The net favorable loss development in 2008 arose in all segments.  The Property and Marine segment had $71,220,000 of net favorable loss development, of which $18,834,000 related to major catastrophes in prior years.  The remainder of the net favorable loss development is attributable to non-major catastrophe, property risk and crop classes of business.  The Casualty segment had $73,242,000 of net favorable loss development, of which $63,341,000 was from certain long-tailed casualty classes.  The majority of the long-tailed casualty net favorable loss development was from the claims made classes.  The Finite Risk segment experienced net favorable loss development of $22,784,000 which was substantially all offset by adjustments to commissions.

The most significant portion of net favorable loss development in 2007 was in the Property and Marine segment and in certain classes in the Casualty segment.  Net favorable loss development in the Property and Marine segment in 2007 included $17,164,000 related to prior years’ major catastrophes.  Net favorable loss development in 2007 included $15,474,000 from certain long-tailed casualty classes.  During 2006, the lines that produced net favorable loss development were primarily property coverages in both the Property and Marine and Finite Risk segments as well as certain classes within the Casualty segment with short loss development periods.  The net favorable loss development in 2008, 2007 and 2006 from all segments resulted from reported loss experience that was less than expected and that gained sufficient credibility in the current period to reduce estimated ultimate losses.

We do not believe that the net favorable development in 2008 is indicative of prospective net development of unpaid losses and LAE as of December 31, 2008 because conditions and trends that affected the net favorable development of prior years’ unpaid losses and LAE may not necessarily exist in the future.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

6.	Retrocessional Reinsurance

Reinsurance is the transfer of risk, by contract, from an insurance company to reinsurer for consideration of premium.  Retrocessional reinsurance is reinsurance ceded by a reinsurer to another reinsurer, referred to as a retrocessionaire, to reinsure against all or a portion of its reinsurance written.  Retrocessional reinsurance agreements provide us with increased capacity to write larger risks, limit our maximum loss arising from any one occurrence and maintain our exposure to loss within our capital resources.  Retrocessional reinsurance contracts do not relieve us from our reinsurance obligations under our reinsurance contracts.  Failure of retrocessionaires to honor their obligations could result in losses to us.  Consequently, we have a contingent liability to the extent of any unpaid losses and LAE ceded to our retrocessionaires.  We evaluate the financial condition of our retrocessionaires and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the retrocessionaires to minimize our exposure to significant losses from retrocessionaire insolvencies.

During 2008, Platinum Bermuda entered into various industry loss warranty reinsurance agreements with third party retrocessionaires.  These reinsurance contracts provided retrocessional coverage for Platinum Bermuda for first and second catastrophic events in North America, Europe and Japan.  During 2008 Platinum US obtained from third party retrocessionaires $19,725,000 of excess-of-loss retrocession limit with respect to its crop business.

During 2006, Platinum US and Platinum UK entered into a retrocessional reinsurance agreement under which they ceded, on a quota share basis, 30% of new and renewal property catastrophe business effective on or after January 1, 2006.  Under this agreement, the retrocessionnaire was obligated to place premiums ceded, net of commissions, in trust for the benefit of Platinum US and Platinum UK as well as provide a letter of credit such that the combination of the two amounts collateralized the limit of loss under this treaty.  This agreement was not renewed in 2007.  In 2006 Platinum US also obtained from third party retrocessionaires $42,500,000 of excess-of-loss retrocession limit with respect to its property catastrophe business and $10,000,000 of aggregate excess-of-loss retrocession limit with respect to its crop business.

The following table sets forth the effects of retrocessional reinsurance on premiums, losses and LAE for the years ended December 31, 2008, 2007 and 2006 ($ in thousands):

	Assumed	Ceded	Net

As of and for the year ended December 31, 2008:
Premiums written	$1,066,616	29,051	$1,037,565
Premiums earned	1,142,305	27,509	1,114,796
Losses and LAE	723,876	5,643	718,233
Unpaid losses and LAE	2,463,506	11,461	2,452,045

As of and for the year ended December 31, 2007:
Premiums written	1,140,303	20,496	1,119,807
Premiums earned	1,193,894	20,806	1,173,088
Losses and LAE	646,992	(8,495)	655,487
Unpaid losses and LAE	2,361,038	18,853	2,342,185

As of and for the year ended December 31, 2006:
Premiums written	1,275,200	98,587	1,176,613
Premiums earned	1,434,282	97,581	1,336,701
Losses and LAE	778,836	18,234	760,602
Unpaid losses and LAE	$2,368,482	42,255	$2,326,227

Inter-company Retrocessional Reinsurance Arrangements

In 2003, Platinum US and Platinum UK each entered into a quota share retrocession agreement with Platinum Bermuda on a risks-attaching basis, with various amendments made from time to time.  Effective January 1, 2007, Platinum UK entered into a 100% loss portfolio transfer with Platinum Bermuda, which replaced their prior quota share retrocession agreement.  Platinum US continued its participation in its agreement with Platinum Bermuda until December 31, 2007.  Although the agreement was terminated on December 31, 2007, premiums associated with this agreement continue to be earned and retroceded in 2008.  Under its quota share retrocession agreement Platinum US retroceded approximately 13%, 49% and 75% of its business to Platinum Bermuda during the years ended December 31, 2008, 2007 and 2006, respectively.  Under its retrocession agreement, Platinum UK retroceded approximately 55% of its business to Platinum Bermuda in the year ended December 31, 2006.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Effective January 1, 2006, Platinum US provided an excess-of-loss cover to Platinum UK, replacing a prior agreement which terminated as of December 31, 2005.  Pursuant to the excess-of-loss agreement, Platinum US provided $35,000,000 of coverage in excess of $50,000,000.  This agreement was terminated effective March 31, 2006.

Effective April 1, 2006, Platinum US and Platinum Bermuda entered into an excess-of-loss reinsurance agreement under which Platinum US provided $65,000,000 of coverage in excess of $185,000,000 with respect to international property business.  Effective January 1, 2006, Platinum UK reinsured Platinum Bermuda for $35,000,000 per occurrence in excess of $145,000,000 with respect to their business in North America and certain other territories.  This agreement was terminated effective December 31, 2006.

Effective January 1, 2008, Platinum US provided Platinum Bermuda with $75,000,000 of coverage in excess of 275,000,000 with respect to their European wind cover.  This agreement was terminated on August 5, 2008.  Effective August 5, 2008, Platinum Bermuda provided Platinum US with $50,000,000 of cover per occurrence in excess of $30,000,000 with respect to catastrophe losses.

The following table sets forth our a summary of the retroceded premiums earned and losses ceded related to the foregoing agreements between Platinum Bermuda, Platinum US and Platinum UK for the years ended December 31, 2008, 2007 and 2006 ($ in thousands):

	2008	2007	2006

Retroceded by Platinum US to Platinum Bermuda:
Premiums earned	$202,792	423,218	$666,331
Incurred losses and LAE	132,427	273,418	457,447

Retroceded by Platinum UK to Platinum Bermuda:
Premiums earned	–	–	79,173
Incurred losses and LAE	–	–	28,113

Retroceded by Platinum Bermuda to Platinum UK:
Premiums earned	–	–	4,583
Incurred losses and LAE	–	(595)	19,678

Retroceded by Platinum UK to Platinum US:
Premiums earned	–	–	250
Incurred losses and LAE	–	–	–

Retroceded by Platinum Bermuda to Platinum US:
Premiums earned	1,875	1,623	977
Incurred losses and LAE	$–	–	$–

During 2006, we expanded the scale and scope of Platinum Bermuda to become the principal carrier for our global catastrophe and financial lines reinsurance portfolios, and in 2007 we ceased underwriting reinsurance in Platinum UK.  Platinum UK filed a Scheme of Operations with the U.K. Financial Services Authority in 2007 that outlined actions for Platinum UK to become a non-underwriting operation and to return a significant portion of its capital to Platinum Holdings.  These actions included several agreements for the transfer of the net underwriting liabilities and administration of in-force contracts and related claims from Platinum UK to Platinum Bermuda as of January 1, 2007.  Among these agreements is the 100% loss portfolio transfer that replaced the previous 55% quota share retrocession agreement.  Pursuant to the loss portfolio transfer agreement, Platinum Bermuda received consideration of $80,032,000.  During 2007, after completing the loss portfolio transfer, we returned $155,000,000 of the capital of Platinum UK to Platinum Holdings.

During 2008, Platinum UK received approval from the U.K. Financial Services Authority to implement a novation program.  The novation program sought the individual agreement of each of its cedants to novate the present and future liabilities arising under all contracts of reinsurance to Platinum Bermuda.  As of January 1, 2009, Platinum UK has contracts remaining with 24 ceding companies.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

7.	Debt and Credit Facility

Debt

Platinum Finance has outstanding at December 31, 2008 $250,000,000 of an aggregate principal amount of Series B 7.5% Notes due June 1, 2017 (the “Series B Notes”), unconditionally guaranteed by Platinum Holdings.  Interest is payable on the Series B Notes at a rate of 7.5% per annum on each June 1 and December 1.  Platinum Finance may redeem the Series B Notes, at its option, at any time in whole, or from time to time in part, prior to maturity, subject to a “make-whole” provision.  We have no current expectations of calling the Series B Notes prior to maturity.

Platinum Finance fully repaid $42,840,000 of Series B 6.371% Senior Guaranteed Notes in November 2007 when they came due.

Credit Facility

On September 13, 2006, we amended and restated an existing credit agreement with a syndicate of lenders, increasing the term from three to five years and increasing the facility from $200,000,000 to $400,000,000 (the “Credit Facility”).  The amended and restated credit agreement consists of a $150,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit and a $250,000,000 senior secured credit facility available for letters of credit.  The unsecured line of credit generally will be available for our working capital, liquidity and general corporate requirements and those of our subsidiaries.  Platinum Holdings and Platinum Finance have guaranteed the borrowings of our reinsurance subsidiaries under the Credit Facility.  The interest rate on borrowings under the Credit Facility is based on our election of either:  (1) LIBOR plus 50 basis points or (2) the higher of:  (a) the prime interest rate of the lead bank providing the Credit Facility, or (b) the federal funds rate plus 50 basis points.  The interest rate based on LIBOR would increase or decrease by up to 12.5 basis points should our senior unsecured debt credit rating increase or decrease.  The Credit Facility requires us to satisfy various covenants, including several financial covenants.  As of December 31, 2008, we were in compliance with all covenants under the Credit Facility.

We had approximately $181,348,000 of letters of credit outstanding in favor of various ceding companies as of December 31, 2008.  Cash and cash equivalents of $83,384,000 and investments with a fair value of $140,312,000 as of December 31, 2008 were held in trust to collateralize secured letters of credit issued under the Credit Facility.  As of December 31, 2008, $150,000,000 was available for borrowing on an unsecured basis and $68,652,000 was available for letters of credit on a secured basis under the Credit Facility.

8.	Income Taxes

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

There is no withholding tax on dividends distributed from Platinum UK to Platinum Regency.  Under current Irish law, Platinum Regency is taxed at a 25 percent corporate income tax rate on non-trading income and a 12.5 percent corporate income tax rate on trading income.  There is no withholding tax on dividends distributed from Platinum Regency to Platinum Holdings.  Dividends or other distributions from Platinum Finance to Platinum Regency are subject to U.S. withholding tax and are based upon, among other items, cumulative taxable earnings and profits of Platinum Finance.  We did not transfer any proceeds from Platinum Finance directly to Platinum Regency or indirectly to Platinum Holdings for the years ended December 31, 2008, 2007 and 2006, and have therefore not incurred any associated withholding taxes.

The tax years that are open to examination by the U.S. Internal Revenue Service for the U.S. subsidiaries are the years from 2003 through to 2007.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

The following table sets forth our income before income tax expense for the years ended December 31, 2008, 2007 and 2006 by location ($ in thousands):

	2008	2007	2006

United States	$36,568	63,710	$75,374
Bermuda	201,976	303,129	263,327
Other	695	13,964	21,123
Income before income tax expense	$239,239	380,803	$359,824

The following table sets forth our current and deferred income tax expense for the years ended December 31, 2008, 2007 and 2006 ($ in thousands):

	2008	2007	2006

Current tax expense	$27,432	37,037	$32,780
Deferred tax benefit	(14,433)	(13,212)	(2,613)
Total	$12,999	23,825	$30,167

The following table sets forth a reconciliation of expected income tax expense, computed by applying a 35 percent income tax rate to income before income taxes, to income tax expense for the years ended December 31, 2008, 2007 and 2006 ($ in thousands):

	2008	2007	2006

Expected income tax expense at 35%	$83,734	133,281	$125,938
Effect of income or loss subject to tax at rates other than 35%	(71,029)	(112,768)	(93,347)
Tax exempt investment income	(4,071)	(1,460)	(2,062)
U.S. withholding taxes	600	175	(450)
Other, net	3,765	4,597	88
Income tax expense	$12,999	23,825	$30,167

The following table sets forth the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 ($ in thousands):

	2008	2007

Deferred tax assets:
Unpaid losses and LAE	$51,548	$41,312
Temporary differences in recognition of expenses	3,908	1,780
Unearned premiums	10,666	8,727
Net unrealized losses on investments	15,022	1,353
Other	3,488	–
Total deferred tax assets	$84,632	$53,172

Deferred tax liabilities:
Deferred acquisition costs	13,188	9,188
Other	–	642
Total deferred tax liabilities	13,188	9,830

Net deferred tax assets	$71,444	$43,342

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Income tax assets and liabilities are recorded by offsetting assets and liabilities by tax jurisdiction.  The deferred tax assets and liabilities as of December 31, 2008 and 2007 were all related to U.S. income tax.  To evaluate the realization of the deferred tax assets, we consider the timing of the reversal of deferred income and expense items as well as the likelihood that we will generate sufficient taxable income to realize the future tax benefits.  We believe that we will generate sufficient taxable income to realize the deferred assets and it is more likely than not that we will realize the future tax benefits, and accordingly, no valuation allowance was established as of December 31, 2008 or 2007.

9.	Shareholders' Equity and Regulation

Platinum Holdings is authorized to issue up to 200,000,000 common shares, $0.01 par value, and 25,000,000 preferred shares, $0.01 par value.  We had 5,750,000 preferred shares issued and outstanding as of December 31, 2008 and 2007.  We had 62,180,108 and 60,714,569 common shares issued as of December 31, 2008 and 2007, respectively and 47,482,161 and 53,779,914 common shares outstanding as of December 31, 2008 and 2007, respectively.

In 2002, Platinum Holdings completed an initial public offering of common shares.  Concurrently, Platinum Holdings sold 6,000,000 common shares and issued options to purchase 6,000,000 common shares to St. Paul and sold 3,960,000 common shares and issued options to purchase 2,500,000 common shares to RenaissanceRe Holdings Ltd. (“RenaissanceRe”).  The options issued to St. Paul and RenaissanceRe have a $27.00 per share exercise price and a term of ten years from November 2, 2002.  Both St. Paul and RenaissanceRe have amended their options to provide that in lieu of paying $27.00 per share, any option exercise will be settled on a net share basis, which will result in Platinum Holdings issuing a number of common shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00, less the par value per share, multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share.

On December 6, 2005, Platinum Holdings completed an offering of 5,750,000 6.0% Series A Mandatory Convertible Preferred Shares at a price to the public of $30.15 per share, less related expenses under the unallocated shelf registration statement.  On February 17, 2009, our 5,750,000 outstanding 6% Series A Mandatory Convertible Preferred Shares automatically converted into 5,750,000 common shares at a ratio of 1 to 1 which was based on the volume weighted average price of $29.90 of our common shares from January 14, 2009 through February 11, 2009.

Our board of directors has authorized the repurchase of up to $250,000,000 of our common shares through a share repurchase program.  Since the program was established, our board has monitored the level of share repurchase activity and periodically restored the repurchase authority under the program to $250,000,000, most recently on October 22, 2008.  During the year ended December 31, 2008, we purchased 7,763,292 of our common shares in the open market at an aggregate amount of $266,561,000 at a weighted average cost including commissions of $34.34 per share.  During the year ended December 31, 2007, we purchased 6,934,655 of our common shares in the open market at an aggregate amount of $240,672,000 at a weighted average cost including commissions of $34.71 per share.  The shares we purchased were canceled.  No repurchases of our common shares were made during 2006.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a component of shareholders’ equity and includes all changes in unrealized appreciation and depreciation; reclassification adjustments for investment losses and gains included in net income; and translation adjustments.  The components of other comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 are as follows ($ in thousands, except per share data):

	2008	2007	2006

Before tax amounts:
Foreign currency translation adjustment	$–	(1,161)	$452
Net change in unrealized holding gains and losses arising during the period	(153,089)	23,319	(1,786)
Less: reclassification adjustment for net gains (losses) realized in net income	25,228	(2,076)	1,522
Other comprehensive income (loss) before tax	(178,317)	24,234	(2,856)

Deferred income tax (expense) benefit on:
Foreign currency translation adjustment	–	348	(136)
Net change in unrealized holding gains and losses arising during the period	8,563	(4,511)	(654)
Less: reclassification adjustment for net gains (losses) realized in net income	(5,106)	121	(75)
Deferred tax on other comprehensive income (loss)	13,669	(4,284)	(715)

Net of tax amounts:
Net foreign currency translation adjustment	–	(813)	316
Net change in unrealized holding gains and losses arising during the period	(144,526)	18,808	(2,440)
Less: reclassification adjustment for net (gains) losses realized in net income	20,122	(1,955)	1,447
Other comprehensive income (loss), net of tax	$(164,648)	19,950	$(3,571)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Statutory Basis Equity, Income and Regulation

Our ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by our subsidiaries.  The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by our reinsurance subsidiaries in 2009 without prior regulatory approval is estimated to be approximately $386,380,000.

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

	(Unaudited) 2008	2007	2006

Statutory capital and surplus:
Bermuda	$1,316,265	1,494,032	$1,178,261
United States	574,073	547,963	530,822
United Kingdom	20,880	26,278	174,474
Total statutory capital and surplus	1,911,218	2,068,273	1,883,557

Statutory net income (loss):
Bermuda	227,156	311,401	281,247
United States	14,955	51,085	117,980
United Kingdom	2,439	3,826	(7,927)
Total statutory net income	$244,550	366,312	$391,300

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

10.	Earnings Per Common Share

Following is a reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2008, 2007 and 2006 ($ in thousands, except per share data):

	Net Income	Weighted Average Shares Outstanding	Earnings Per Common Share

Year Ended December 31, 2008:
Basic earnings per common share:
Net income attributable to common shareholders	$215,832	49,310	$4.38

Effect of dilutive securities:
Common share options, restricted common shares and restricted share units	–	2,368
Conversion of preferred shares	–	5,177
Preferred share dividends	10,408	–
Adjusted net income for diluted earnings per common share	$226,240	56,855	$3.98

Year Ended December 31, 2007:
Basic earnings per common share:
Net income attributable to common shareholders	$346,570	58,631	$5.91

Effect of dilutive securities:
Common share options, restricted common shares and restricted share units	–	2,656
Conversion of preferred shares	–	5,117
Preferred share dividends	10,408	–
Adjusted net income for diluted earnings per common share	$356,978	66,404	$5.38

Year Ended December 31, 2006:
Basic earnings per common share:
Net income attributable to common shareholders	$319,275	59,371	$5.38

Effect of dilutive securities:
Common share options, restricted common shares and restricted share units	–	1,377
Conversion of preferred shares	–	5,750
Preferred share dividends	10,382	–
Adjusted net income for diluted earnings per common share	$329,657	66,498	$4.96

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

11.	Share Incentive Compensation and Employee Benefit Plans

Share Incentive Compensation

We have a share incentive plan under which our key employees and directors may be granted options, restricted shares, share units, share appreciation rights, or other rights to acquire shares.  Our 2006 share incentive plan provides for the granting of up to an aggregate 5,500,000 shares of common stock to employees and directors at a price equal to the closing price of common shares on the New York Stock Exchange on the date immediately preceding the date of the grant.  Share incentive plan awards are granted periodically and generally vest based on three or four years of continuous employment with the Company.  The common shares issuable under the share incentive plan will be made available from authorized but unissued common shares.  Option awards generally expire ten years from the date of grant.

The following summary sets forth common share option activity for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands, except per share exercise price):

	As of and for the years ended
	December 31, 2008		December 31, 2007		December 31, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – beginning of the year	2,926	$26.22	3,466	$24.20	3,918	$23.93
Granted	833	35.17	546	34.41	249	30.47
Exercised	1,138	22.80	1,004	23.34	530	24.49
Forfeited	47	33.81	82	30.69	171	26.24
Outstanding - end of the year	2,574	$30.48	2,926	$26.22	3,466	$24.20

Options exercisable at year-end	1,754		2,125		2,930
Weighted average exercise price of options exercisable at year-end		$29.01		$23.63		$23.11

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Dividend yield	1.0%	1.1%	1.0%
Risk free interest rate	2.2%	4.6%	4.6%
Expected volatility	23.0%	20.5%	22.0%
Expected option life	2.6 years	5.5 years	5.4 years

Weighted average grant fair value	$4.91	$9.09	$8.08

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

The weighted average remaining contractual terms of all outstanding options and options exercisable were 5.37 years and 3.92 years, respectively, as of December 31, 2008.  Estimated unrecognized compensation cost, net of estimated forfeitures, related to outstanding options as of December 31, 2008 was $6,928,000.  Such cost is expected to be recognized over a weighted-average period of 1.25 years.  Following are the values of the options exercised and vested during the years ended December 31, 2008, 2007 and 2006 ($ in thousands):

	Years ended December 31,
	2008	2007	2006

Intrinsic value of options exercised (1)	$14,702	10,962	$1,903
Fair value of options exercised (2)	8,133	7,353	4,087
Fair value of options vested (2)	$3,987	1,830	$4,518

(1)	Represents the difference between the market value and strike price on the date of exercise.

(2)	Based on the Black-Scholes option pricing model.

Our computation of expected volatility for the year ended December 31, 2008 is based on 5 years of historical volatility using daily price observations.  Our computation of expected option life is based on historical data analysis of exercises, forfeitures, and post-vest cancellations.  The forfeitures are used to determine the outstanding pool of options and do not affect the expected term calculation (either historical or projected).  The exercises and post-vest cancellations are used to calculate the time between grant and settlement date (exercise date or post-vest cancel date), and then weighted by the shares settled (options exercised or canceled).

Upon vesting, each restricted share unit converts to one share of common stock.  The following summary sets forth restricted share unit activity for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands, except grant date fair value):

	As of and for the years ended
	December 31, 2008		December 31, 2007		December 31, 2006
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value

Outstanding – beginning of the year	288	$32.76	181	$30.66	112	$30.93
Granted	104	34.05	160	34.42	82	30.31
Converted	43	31.52	36	30.28	–	–
Forfeited	17	33.01	17	31.35	13	30.73
Outstanding - end of the year	332	$33.31	288	$32.76	181	$30.66

The total fair value of restricted share units converted during the years ended December 31, 2008 and 2007 was $1,353,000 and $1,089,000, respectively.  There were no restricted share units converted during 2006.  As of December 31, 2008, there was $11,066,000 of unrecognized compensation cost related to restricted share unit awards that is expected to be recognized over a weighted-average period of 1.6 years.

Additionally, during 2008, 2007 and 2006 we awarded 75,457, 81,984 and 85,168 restricted share units, respectively, to certain executive officers under our long-term incentive plan.  The grant date fair value of the restricted share units was $2,560,000, $2,823,000 and $2,604,000 in 2008, 2007 and 2006, respectively.  These restricted share units are settled in common shares at the completion of the performance period or upon termination of employment on a prorated basis.  The performance period is generally three years, beginning with the grant year, and the actual number of common shares that each participant receives varies based on the average return on equity in the performance period.  An average return on equity of 18% or more results in a settlement of 200% of the initial award in common shares and an average return on equity of less than 6% reduces the award to zero.  An average return on equity between 6% and 18% results in a settlement of 0% to 200% of the initial award in common shares determined through straight line interpolation.  Share-based compensation expense related to these awards was $4,144,000, $3,174,000 and $1,439,000 in 2008, 2007 and 2006, respectively, and was based on estimates as of December 31, 2008, 2007 and 2006 of the average return on equity for the related performance periods.  As of December 31, 2008, there was $3,289,000 of estimated unrecognized compensation cost related to these awards which is expected to be recognized over a weighted average period of 1.6 years.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

During 2005, we granted variable long-term incentive awards to certain executive officers which had a grant date fair value of $1,767,000.  The settlement values of the awards are based on a percentage of the recipients’ average salary over a five year performance period, beginning in the grant year, and a multiplier of between 0%-200% based on the average return on equity in the five year period.  The Company recognized $110,000 and $315,000 of share-based compensation related to these awards in 2008 and 2007 based on the estimated settlement value as of December 31, 2008 and 2007, respectively.  As of December 31, 2008, there was $106,000 of estimated unrecognized compensation cost related to these awards which is expected to be recognized over 1 year.

During 2008, we granted 245,000 restricted shares, with a fair value at the grant date of $8,713,000, that vest over a three-year period.  During 2006, we granted 15,534 restricted shares, with a fair value at the grant date of $475,000, that vest over a three-year period.  During 2008, 31,026 restricted shares vested.  As of December 31, 2008, there were 269,884 unvested restricted shares and $9,421,000 of related unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.1 years.

Members of our board of directors receive all or a portion of their directors’ fees in the form of restricted share units.  We granted 25,255, 22,593 and 18,676 restricted share units in 2008, 2007 and 2006, respectively, to members of our board of directors under our share unit plan for non-employee directors.  The grant date fair values of the restricted share units were $859,000, $781,000 and $555,000 in 2008, 2007 and 2006, respectively, and we recognized the full amount as share based compensation in the respective years.  These awards are fully vested at the grant date and are settled 5 years from the grant date in common shares or cash when the participant ceases to be a member of the board of directors.  As of December 31, 2008, there was no unrecognized compensation cost related to these awards.

The following table provides the total share-based compensation expense recognized during the year ended December 31, 2008 ($ in thousands):

Share-based compensation expense	$14,429
Tax benefit	1,746
Share-based compensation expense, net of tax	$12,683

Defined Contribution Plan

In 2003, Platinum US adopted an employee savings plan as a defined contribution plan intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Code”) and covering substantially all U.S. based employees and certain other non-U.S. based employees.  The savings plan allows eligible employees to contribute up to 50 percent of their annual compensation on a tax-deferred basis up to limits under the Code and we will match up to the first four percent.  In addition, the Company may, at its discretion, make additional contributions.  Expenses related to the savings plan were $1,317,000, $1,831,000 and $2,164,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

12.	Related Party Transactions and Agreements

Platinum US had a consulting agreement with SHN Enterprises, Inc. (“SHN”) and Steven H. Newman, the President of SHN, with an original term from November 1, 2005 to November 1, 2008.  The President of SHN was the chairman of our Board of Directors until April 23, 2008, at which time he retired from the Board of Directors.  Simultaneously with his retirement, this consulting agreement was terminated, and a new two year consulting agreement dated March 3, 2008 was entered between Platinum US and SHN.  SHN is engaged as a consultant to Platinum US and performs services as are reasonably requested by Platinum US.  Expenses incurred pursuant to the agreements with SHN in 2008, 2007 and 2006 were approximately $568,000, $452,000 and $455,000, respectively.  Platinum Holdings entered into a nonqualified share option agreement with the former chairman, under the terms of which he was granted on April 23, 2008 a fully vested option for the purchase of 500,000 common shares at an exercise price of $36.00 per share.  This option, which had a two-year term, was valued at $1,565,000 and this total expense has been included in operating expenses in the consolidated statement of operations.

13.	Operating Segment Information

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

In managing our operating segments, management uses measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, interest expense and certain corporate expenses by segment.  The measures used by management in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments together with a reconciliation of underwriting income to income before income tax expense for the years ended December 31, 2008, 2007 and 2006 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

Year ended December 31, 2008:
Net premiums written	$593,087	430,084	14,394	$1,037,565
Net premiums earned	599,110	503,300	12,386	1,114,796
Net losses and LAE	397,200	337,051	(16,018)	718,233
Net acquisition expenses	90,816	125,934	25,965	242,715
Other underwriting expenses	38,492	23,982	1,270	63,744
Segment underwriting income	$72,602	16,333	1,169	90,104

Net investment income				186,574
Net realized investment gains				26,568
Net change in fair value of derivatives				(14,114)
Net foreign currency exchange losses				(6,760)
Other income				337
Corporate expenses not allocated to segments				(24,464)
Interest expense				(19,006)
Income before income tax expense				$239,239

Ratios:
Net loss and LAE	66.3%	67.0%	(129.3%)	64.4%
Net acquisition expense	15.2%	25.0%	209.6%	21.8%
Other underwriting expense	6.4%	4.8%	10.3%	5.7%
Combined	87.9%	96.8%	90.6%	91.9%

Year ended December 31, 2007:
Net premiums written	$505,010	584,605	30,192	$1,119,807
Net premiums earned	502,291	637,856	32,941	1,173,088
Net losses and LAE	195,398	444,701	15,388	655,487
Net acquisition expenses	68,351	145,969	6,010	220,330
Other underwriting expenses	42,422	29,194	2,696	74,312
Segment underwriting income	$196,120	17,992	8,847	222,959

Net investment income				214,222
Net realized investment losses				(1,222)
Net change in fair value of derivatives				(5,007)
Net foreign currency exchange gains				2,775
Other expense				(2,173)
Corporate expenses not allocated to segments				(29,281)
Interest expense				(21,470)
Income before income tax expense				$380,803

Ratios:
Net loss and LAE	38.9%	69.7%	46.7%	55.9%
Net acquisition expense	13.6%	22.9%	18.2%	18.8%
Other underwriting expense	8.4%	4.6%	8.2%	6.3%
Combined	60.9%	97.2%	73.1%	81.0%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

	Property and Marine	Casualty	Finite Risk	Total

Year ended December 31, 2006:
Net premiums written	$424,929	757,675	(5,991)	$1,176,613
Net premiums earned	448,959	764,341	123,401	1,336,701
Net losses and LAE	145,900	522,815	91,887	760,602
Net acquisition expenses	70,905	188,717	26,301	285,923
Other underwriting expenses	39,887	27,022	4,387	71,296
Segment underwriting income	$192,267	25,787	826	218,880

Net investment income				187,987
Net realized investment losses				(1,131)
Net foreign currency exchange gains				738
Other expense				(651)
Corporate expenses not allocated to segments				(24,194)
Interest expense				(21,805)
Income before income tax expense				$359,824

Ratios:
Net loss and LAE	32.5%	68.4%	74.5%	56.9%
Net acquisition expense	15.8%	24.7%	21.3%	21.4%
Other underwriting expense	8.9%	3.5%	3.6%	5.3%
Combined	57.2%	96.6%	99.4%	83.6%

Net investment income, net realized investment gains and losses, net change in fair value of derivatives, net foreign currency exchange gains and losses, corporate expenses, interest expenses and other income or expense items that are not specifically attributable to operating segments are not allocated.

The following table sets forth our net premiums written for the years ended December 31, 2008, 2007 and 2006 by geographic location of the ceding company ($ in thousands):

	2008	2007	2006

United States	$756,933	835,459	$949,522
International	280,632	284,348	227,091
Total	$1,037,565	1,119,807	$1,176,613

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

14.	Commitments and Contingencies

Lease Commitments

Future minimum annual lease commitments under various non-cancelable operating leases for our office facilities are as follows ($ in thousands):

Years Ending December 31,
2009	$3,010
2010	2,109
2011	2,035
2012	1,934
2013	967
Thereafter	–
Total	$10,055

Rent expense was $2,584,000, $2,616,000 and $2,887,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

15.	Quarterly Financial Data (Unaudited)

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2008 and 2007 is unaudited.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown ($ in thousands, except per share data):

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Net premiums earned	$301,851	257,982	280,725	$274,238
Net investment income	49,062	46,932	48,043	42,537
Net losses and LAE	160,203	93,392	270,863	193,775
Net acquisition expenses	60,542	66,137	56,320	59,716
Operating expenses	21,690	25,100	21,153	20,265

Net income attributable to common shareholders	102,569	99,755	(47,942)	61,450

Earnings per common share:
Basic	1.97	2.06	(0.99)	1.30
Diluted	$1.76	1.82	(0.99)	$1.18

Average common shares outstanding:
Basic	52,104	48,468	48,260	47,363
Diluted	59,874	56,097	48,260	54,498

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Net premiums earned	$284,848	295,918	290,310	$302,012
Net investment income	51,699	54,684	54,283	53,556
Net losses and LAE	181,913	164,431	163,923	145,220
Net acquisition expenses	48,120	56,827	51,445	63,938
Operating expenses	23,206	26,108	28,161	26,118

Net income attributable to common shareholders	70,231	88,048	88,701	99,590

Earnings per common share:
Basic	1.18	1.47	1.50	1.78
Diluted	$1.08	1.34	1.37	$1.60

Average common shares outstanding:
Basic	59,718	60,061	58,946	55,838
Diluted	67,257	67,857	66,710	63,761

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

16.	Condensed Consolidating Financial Information

Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary of Platinum Regency.  The outstanding Series B Notes, due June 1, 2017 and issued by Platinum Finance, are fully and unconditionally guaranteed by Platinum Holdings.  The outstanding Series B Remarketed Notes, due and fully repaid on November 16, 2007, issued by Platinum Finance were also fully and unconditionally guaranteed by Platinum Holdings.

The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States and the United Kingdom.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiary of Platinum Finance in 2009 without prior regulatory approval is approximately $57,407,000.  The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2009, including the reinsurance subsidiary of Platinum Finance, without prior regulatory approval is estimated to be approximately $386,380,000.

The tables below present the condensed consolidating balance sheets as of December 31, 2008 and 2007, and the condensed consolidating statements of operations and the condensed consolidating statements of cash flows for the years ended December 31, 2008, 2007 and 2006 of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings ($ in thousands):

Condensed Consolidating Balance Sheet December 31, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	2,140	3,444,782	–	$3,446,922
Investment in subsidiaries	1,736,321	518,682	302,500	(2,557,503)	–
Cash and cash equivalents	66,325	10,468	736,224	–	813,017
Reinsurance assets	–	–	517,846	–	517,846
Other assets	14,158	2,652	132,568	–	149,378
Total assets	$1,816,804	533,942	5,133,920	(2,557,503)	$4,927,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,810,865	–	$2,810,865
Debt obligations	–	250,000	–	–	250,000
Other liabilities	7,407	2,412	47,082	–	56,901
Total liabilities	7,407	252,412	2,857,947	–	3,117,766

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	475	–	6,250	(6,250)	475
Additional paid-in capital	1,114,135	194,264	1,898,582	(2,092,846)	1,114,135
Accumulated other comprehensive loss	(188,987)	(27,899)	(216,870)	244,769	(188,987)
Retained earnings	883,717	115,165	588,011	(703,176)	883,717
Total shareholders’ equity	1,809,397	281,530	2,275,973	(2,557,503)	1,809,397

Total liabilities and shareholders’ equity	$1,816,804	533,942	5,133,920	(2,557,503)	$4,927,163

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet December 31, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	6,661	3,378,563	–	$3,385,224
Investment in subsidiaries	1,958,019	504,642	306,373	(2,769,034)	–
Cash and cash equivalents	39,593	18,348	1,018,338	–	1,076,279
Reinsurance assets	–	–	517,820	–	517,820
Other assets	10,815	2,106	86,506	–	99,427
Total assets	$2,008,427	531,757	5,307,600	(2,769,034)	$5,078,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,764,299	–	$2,764,299
Debt obligations	–	250,000	–	–	250,000
Other liabilities	10,050	1,714	54,310	–	66,074
Total liabilities	10,050	251,714	2,818,609	–	3,080,373

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	538	–	6,250	(6,250)	538
Additional paid-in capital	1,338,466	193,054	1,896,161	(2,089,215)	1,338,466
Accumulated other comprehensive loss	(24,339)	(2,513)	(26,814)	29,327	(24,339)
Retained earnings	683,655	89,502	613,394	(702,896)	683,655
Total shareholders' equity	1,998,377	280,043	2,488,991	(2,769,034)	1,998,377

Total liabilities and shareholders’ equity	$2,008,427	531,757	5,307,600	(2,769,034)	$5,078,750

Consolidating Statement of Operations For the Year Ended December 31, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	1,114,796	–	$1,114,796
Net investment income	1,644	594	184,336	–	186,574
Net realized investment gains	–	52	26,516	–	26,568
Other income (expense), net	2,390	–	(2,053)	–	337
Total revenue	4,034	646	1,323,595	–	1,328,275
Expenses:
Net losses and loss adjustment expenses	–	–	718,233	–	718,233
Net acquisition expenses	–	–	242,715	–	242,715
Net change in fair value of derivatives	–	–	14,114	–	14,114
Operating expenses	23,937	358	63,913	–	88,208
Net foreign currency exchange losses	–	–	6,760	–	6,760
Interest expense	–	19,006	–	–	19,006
Total expenses	23,937	19,364	1,045,735	–	1,089,036

Income (loss) before income tax expense (benefit)	(19,903)	(18,718)	277,860	–	239,239
Income tax expense (benefit)	600	(6,149)	18,548	–	12,999

Income (loss) before equity in earnings of subsidiaries	(20,503)	(12,569)	259,312	–	226,240
Equity in earnings of subsidiaries	246,743	38,233	20,305	(305,281)	–

Net income	226,240	25,664	279,617	(305,281)	226,240
Preferred dividends	10,408	–	–	–	10,408

Net income attributable to common shareholders	$215,832	25,664	279,617	(305,281)	$215,832

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Consolidating Statement of Operations For the year ended December 31, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	1,173,088	–	$1,173,088
Net investment income	6,449	2,348	205,425	–	214,222
Net realized investment gains	–	–	(1,222)	–	(1,222)
Other income (expense)	4,167	–	(6,340)	–	(2,173)
Total revenue	10,616	2,348	1,370,951	–	1,383,915
Expenses:
Net losses and loss adjustment expenses	–	–	655,487	–	655,487
Net acquisition expenses	–	–	220,330	–	220,330
Net change in fair value of derivatives	–	–	5,007	–	5,007
Operating expenses	28,693	361	74,539	–	103,593
Net foreign currency exchange gains	–	–	(2,775)	–	(2,775)
Interest expense	–	21,470	–	–	21,470
Total expenses	28,693	21,831	952,588	–	1,003,112

Income (loss) before income tax expense (benefit)	(18,077)	(19,483)	418,363	–	380,803
Income tax expense (benefit)	2,400	(6,665)	28,090	–	23,825

Income (loss) before equity in earnings of subsidiaries	(20,477)	(12,818)	390,273	–	356,978
Equity in earnings of subsidiaries	377,455	52,111	52,115	(481,681)	–

Net income	356,978	39,293	442,388	(481,681)	356,978
Preferred dividends	10,408	–	–	–	10,408

Net income attributable to common shareholders	$346,570	39,293	442,388	(481,681)	$346,570

Consolidating Statement of Operations For the year ended December 31, 2006	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	1,336,701	–	$1,336,701
Net investment income	5,912	1,033	181,042	–	187,987
Net realized investment losses	–	–	(1,131)	–	(1,131)
Other income (expense)	3,577	–	(4,228)	–	(651)
Total revenue	9,489	1,033	1,512,384	–	1,522,906
Expenses:
Net losses and loss adjustment expenses	–	–	760,602	–	760,602
Net acquisition expenses	–	–	285,923	–	285,923
Operating expenses	23,803	544	71,143	–	95,490
Net foreign currency exchange gains	–	–	(738)	–	(738)
Interest expense	–	21,803	2	–	21,805
Total expenses	23,803	22,347	1,116,932	–	1,163,082

Income (loss) before income tax expense (benefit)	(14,314)	(21,314)	395,452	–	359,824
Income tax expense (benefit)	–	(7,444)	37,611	–	30,167

Income (loss) before equity in earnings of subsidiaries	(14,314)	(13,870)	357,841	–	329,657
Equity in earnings of subsidiaries	343,971	64,741	61,473	(470,185)	–

Net income	329,657	50,871	419,314	(470,185)	329,657
Preferred dividends	10,382	–	–	–	10,382

Net loss attributable to common shareholders	$319,275	50,871	419,314	(470,185)	$319,275

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(11,470)	(12,479)	152,848	–	$128,899

Investing Activities:
Proceeds from sale of available-for-sale securities	–	1,970	1,534,781	–	1,536,751
Proceeds from maturity or paydown of available-for-sale securities	–	2,629	960,131	–	962,760
Acquisition of available-for-sale securities	–	–	(2,557,648)	–	(2,557,648)
Proceeds from sale of preferred stock	–	–	120	–	120
Increase in short-term investments	–	–	(59,251)	–	(59,251)
Dividends from subsidiaries	305,000	–	–	(305,000)	–
Net cash provided by (used in) investing activities	305,000	4,599	(121,867)	(305,000)	(117,268)

Financing Activities:
Dividends paid to preferred shareholders	(10,408)	–	–	–	(10,408)
Dividends paid to common shareholders	(15,770)	–	(305,000)	305,000	(15,770)
Proceeds from exercise of share options	25,941	–	–	–	25,941
Purchase of common shares	(266,561)	–	–	–	(266,561)
Net cash used in financing activities	(266,798)	–	(305,000)	305,000	(266,798)

Effect of foreign currency exchange rate changes on cash	–	–	(8,095)	–	(8,095)
Net increase (decrease) in cash and cash equivalents	26,732	(7,880)	(282,114)	–	(263,262)
Cash and cash equivalents at beginning of year	39,593	18,348	1,018,338	–	1,076,279

Cash and cash equivalents at end of year	$66,325	10,468	736,224	–	$813,017

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(10,170)	(12,889)	464,614	–	$441,555

Investing Activities:
Proceeds from sale of available-for-sale securities	–	4,708	243,633	–	248,341
Proceeds from maturity or paydown of available-for-sale securities	–	76	1,453,611	–	1,453,687
Acquisition of available-for-sale securities	–	–	(1,650,626)	–	(1,650,626)
Proceeds from sale of other invested asset	–	–	4,745	–	4,745
Increase in short-term investments	–	–	14,035	–	14,035
Dividends from subsidiaries	190,000	30,000	–	(220,000)	–
Net cash provided by (used in) investing activities	190,000	34,784	65,398	(220,000)	70,182

Financing Activities:
Dividends paid to preferred shareholders	(10,408)	–	–	–	(10,408)
Dividends paid to common shareholders	(18,632)	–	(220,000)	220,000	(18,632)
Proceeds from exercise of share options	23,435	–	–	–	23,435
Purchase of common shares	(240,672)	–	–	–	(240,672)
Repayment of debt obligations	–	(42,840)	–	–	(42,840)
Net cash used in financing activities	(246,277)	(42,840)	(220,000)	220,000	(289,117)

Effect of foreign currency exchange rate changes on cash	–	–	2,007	–	2,007
Net increase (decrease) in cash and cash equivalents	(66,447)	(20,945)	312,019	–	224,627
Cash and cash equivalents at beginning of year	106,040	39,293	706,319	–	851,652

Cash and cash equivalents at end of year	$39,593	18,348	1,018,338	–	$1,076,279

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows For the year ended December 31, 2006	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(9,650)	(6,483)	543,279	–	$527,146

Investing Activities:
Proceeds from sale of available-for-sale securities	–	1,564	346,578	–	348,142
Proceeds from maturity or paydown of available-for-sale securities	–	–	270,939	–	270,939
Acquisition of available-for-sale securities	–	(498)	(1,082,784)	–	(1,083,282)
Dividends from subsidiaries	1,600	40,000	–	(41,600)	–
Increase in short-term investments	–	–	(15,822)	–	(15,822)
Contributions to subsidiaries	–	(300)	–	300	–
Net cash provided by (used in) investing activities	1,600	40,766	(481,089)	(41,300)	(480,023)

Financing Activities:
Dividends paid to preferred shareholders	(9,818)	–	–	–	(9,818)
Dividends paid to common shareholders	(19,029)	–	(41,600)	41,600	(19,029)
Proceeds from exercise of share options	12,975	–	–	–	12,975
Capital contribution from parent	–	–	300	(300)	–
Net cash used in financing activities	(15,872)	–	(41,300)	41,300	(15,872)

Effect of foreign currency exchange rate changes on cash	–	–	(345)	–	(345)
Net increase (decrease) in cash and cash equivalents	(23,922)	34,283	20,545	–	30,906
Cash and cash equivalents at beginning of year	129,962	5,010	685,774	–	820,746

Cash and cash equivalents at end of year	$106,040	39,293	706,319	–	$851,652

Platinum Underwriters Holdings, Ltd. and Subsidiaries

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided elsewhere in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

Under date of February 26, 2009, we reported on the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in the December 31, 2008 annual report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules appearing on pages S-3 through S-8 of the Form 10-K.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 26, 2009

SCHEDULE I

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
As of December 31, 2008
($ in thousands)

	Cost*	Fair Value	Amount at which shown in Balance Sheet

Fixed maturity securities:
Bonds:
U.S. Government and government agencies and authorities	$1,037,445	1,065,065	$1,065,065
State, municipalities and political subdivisions	343,090	346,147	346,147
Foreign governments	161,295	168,270	168,270
Foreign corporate	125,290	119,485	119,485
Public utilities	99,513	97,827	97,827
All other corporate	1,762,421	1,545,818	1,545,818
Total bonds	3,529,054	3,342,612	3,342,612
Redeemable preferred stock	35,354	26,429	26,429
Total fixed maturity securities	3,564,408	3,369,041	3,369,041
Preferred stock	3,087	2,845	2,845
Other long term investments	–	–	–
Short-term investments	75,036	75,036	75,036
Total investments	$3,642,531	3,446,922	$3,446,922

*Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums and discounts.

SCHEDULE II

Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Balance Sheets
December 31, 2008 and 2007
($ in thousands, except share data)

	2008	2007

ASSETS
Investments in affiliates	$1,736,321	$1,958,019
Cash	66,325	39,593
Other assets	14,158	10,814
Total assets	$1,816,804	$2,008,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accrued expenses and other liabilities	$7,407	$10,049
Total liabilities	7,407	10,049

Shareholders' equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, 5,750,000 shares issued and outstanding	57	57
Common shares, $.01 par value, 200,000,000 shares authorized, 47,482,161 and 53,779,914 shares issued and outstanding, respectively	475	538
Additional paid-in capital	1,114,135	1,338,466
Accumulated other comprehensive loss	(188,987)	(24,339)
Retained earnings	883,717	683,655
Total shareholders' equity	1,809,397	1,998,377

Total liabilities and shareholders' equity	$1,816,804	$2,008,426

SCHEDULE II, continued

Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2008, 2007 and 2006
($ in thousands)

	2008	2007	2006

Revenue:
Net investment income	$1,644	6,449	$5,912
Other income	2,390	4,167	3,577
Total revenue	4,034	10,616	9,489

Expenses:
Operating expenses	23,937	28,693	23,803
Total expenses	23,937	28,693	23,803

Loss before income taxes	(19,903)	(18,077)	(14,314)
Income tax expense	600	2,400	–

Net loss before equity in earnings of affiliates	(20,503)	(20,477)	(14,314)
Equity in earnings of affiliates	246,743	377,455	343,971

Net income before preferred dividends	226,240	356,978	329,657
Preferred dividends	10,408	10,408	10,382

Net income attributable to common shareholders	$215,832	346,570	$319,275

SCHEDULE II, continued

Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006
($ in thousands)

	2008	2007	2006

Operating Activities:
Net loss before equity in earnings of affiliates	$(20,503)	(20,477)	$(14,314)
Adjustments to reconcile net income to net cash provided in operations:
Share based compensation	7,057	4,895	3,552
Depreciation and amortization	445	269	129
Other, net	1,531	5,144	983
Net cash used in operating activities	(11,470)	(10,169)	(9,650)

Investing Activities:
Dividends and distributions from subsidiaries	305,000	190,000	1,600
Net cash provided by investing activities	305,000	190,000	1,600

Financing Activities:
Dividends paid to preferred shareholders	(10,408)	(10,408)	(9,818)
Dividends paid to common shareholders	(15,770)	(18,632)	(19,029)
Proceeds from exercise of share options	25,941	23,435	12,974
Purchase of common shares	(266,561)	(240,672)	-
Net cash used in financing activities	(266,798)	(246,277)	(15,873)

Net increase (decrease) in cash and cash equivalents	26,732	(66,446)	(23,923)
Cash and cash equivalents at beginning of year	39,593	106,039	129,962

Cash and cash equivalents at end of year	$66,325	39,593	$106,039

SCHEDULE III

Platinum Underwriters Holdings, Ltd.
Supplementary Insurance Information
($ in thousands)

Period	Deferred policy acquisition costs	Net unpaid losses and loss adjustment expenses	Net unearned premiums	Other policy claims and benefits payable	Net earned premium	Net investment income	Net losses and loss adjustment expenses incurred	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums

Year ended December 31, 2008:
Property and Marine	$8,816	527,844	42,739		599,110		397,200	62,889		$593,087
Casualty	41,009	1,754,386	161,871		503,300		337,051	102,868		430,084
Finite Risk	894	169,815	3,383		12,386		(16,018)	16,861		14,394
Total	50,719	2,452,045	207,993	–	1,114,796	186,574	718,233	182,618	24,464	1,037,565

Year ended December 31, 2007:
Property and Marine	10,779	432,268	50,002		502,291		195,398	46,330		505,010
Casualty	59,393	1,700,597	237,752		637,856		444,701	113,916		584,605
Finite Risk	336	209,320	1,375		32,941		15,388	3,809		30,192
Total	70,508	2,342,185	289,129	–	1,173,088	214,222	655,487	164,055	29,281	1,119,807

Year ended December 31, 2006:
Property and Marine	9,969	537,794	46,022		448,959		145,900	47,183		424,929
Casualty	72,641	1,467,879	289,966		764,341		522,815	114,880		757,675
Finite Risk	–	320,554	4,124		123,401		91,887	58,695		(5,991)
Total	$82,610	2,326,227	340,112	–	1,336,701	187,987	760,602	220,758	24,194	$1,176,613

SCHEDULE IV

Platinum Underwriters Holdings, Ltd.
Reinsurance
($ in thousands)

Description	Direct Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net

Property and liability premiums written:
Year ended December 31, 2008:
Property and Marine	–	$29,084	622,171	$593,087	104.9%
Casualty	–	(33)	430,051	430,084	100.0%
Finite Risk	–	–	14,394	14,394	100.0%
Total	–	29,051	1,066,616	1,037,565	102.8%

Year ended December 31, 2007:
Property and Marine	–	22,132	527,142	505,010	104.4%
Casualty	–	306	584,911	584,605	100.1%
Finite Risk	–	(1,942)	28,250	30,192	93.6%
Total	–	20,496	1,140,303	1,119,807	101.8%

Year ended December 31, 2006:
Property and Marine	–	89,387	514,316	424,929	121.0%
Casualty	–	74	757,749	757,675	100.0%
Finite Risk	–	9,126	3,135	(5,991)	(52.3)%
Total	–	$98,587	1,275,200	$1,176,613	108.4%