Form 10-Q
period 2009-03-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2009-05-04
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  X    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ___     No  X

As of April 15, 2009, there were outstanding 51,163,377 common shares, par value $0.01 per share, of the registrant.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS
		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	1
	Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	2
	Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	4
	Notes to the Consolidated Financial Statements for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	29

SIGNATURES		30

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)
	(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $4,062,567 and $3,267,571, respectively)	$3,841,550	$3,063,804
Fixed maturity trading securities at fair value (amortized cost – $118,172 and $296,837, respectively)	125,402	305,237
Preferred stocks (cost – $1,879 and $3,087, respectively)	1,879	2,845
Short-term investments	36,728	75,036
Total investments	4,005,559	3,446,922
Cash and cash equivalents	309,082	813,017
Accrued investment income	32,817	29,041
Reinsurance premiums receivable	356,736	307,539
Reinsurance recoverable on ceded losses and loss adjustment expenses	9,833	12,413
Prepaid reinsurance premiums	8,387	10,897
Funds held by ceding companies	136,944	136,278
Deferred acquisition costs	47,828	50,719
Income tax recoverable	4,416	11,973
Deferred tax assets	70,140	71,444
Other assets	9,254	36,920
Total assets	$4,990,996	$4,927,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,494,997	$2,463,506
Unearned premiums	213,638	218,890
Debt obligations	250,000	250,000
Ceded premiums payable	1,714	2,918
Commissions payable	127,195	125,551
Other liabilities	73,993	56,901
Total liabilities	3,161,537	3,117,766

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, none and 5,750,000 shares issued and outstanding, respectively	–	57
Common shares, $.01 par value, 200,000,000 shares authorized, 51,163,377 and 47,482,161 shares issued and outstanding, respectively	512	475
Additional paid-in capital	1,056,434	1,114,135
Accumulated other comprehensive loss	(204,807)	(188,987)
Retained earnings	977,320	883,717
Total shareholders' equity	1,829,459	1,809,397

Total liabilities and shareholders' equity	$4,990,996	$4,927,163

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations (Unaudited) and
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
($ in thousands, except per share data)

	2009	2008

Revenue:
Net premiums earned	$247,752	$301,851
Net investment income	34,246	49,062
Net realized investment gains	20,570	2,972
Other income (expense)	232	(96)
Total revenue	302,800	353,789

Expenses:
Net losses and loss adjustment expenses	144,164	160,203
Net acquisition expenses	40,156	60,542
Net changes in fair value of derivatives	2,417	810
Total other-than-temporary impairment losses	12,411	–
Portion of impairment losses recognized in other comprehensive income (loss)	(9,003)	–
Net impairment losses	3,408	–
Operating expenses	20,868	21,690
Net foreign currency exchange (gains) losses	996	(4,869)
Interest expense	4,755	4,750
Total expenses	216,764	243,126

Income before income tax expense	86,036	110,663
Income tax expense	1,114	5,492

Net income	84,922	105,171
Preferred dividends	1,301	2,602

Net income attributable to common shareholders	$83,621	$102,569

Earnings per common share:
Basic earnings per common share	$1.69	$1.97
Diluted earnings per common share	$1.58	$1.76

Comprehensive income:
Net income	$84,922	$105,171
Other comprehensive loss:
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	(1,576)	(4,121)
Comprehensive income	$83,346	$101,050

Shareholder dividends:
Preferred shareholder dividends declared	$2,602	$2,602
Dividends declared per preferred share	0.45	0.45
Common shareholder dividends declared	4,262	4,154
Dividends declared per common share	$0.08	$0.08

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
($ in thousands)

	2009	2008

Preferred shares:
Balances at beginning of period	$57	$57
Conversion of preferred shares	(57)	–
Balances at end of period	–	57

Common shares:
Balances at beginning of period	475	538
Issuance of common shares	1	1
Purchase of common shares	(23)	(50)
Settlement of equity awards	2	–
Conversion of preferred shares	57	–
Balances at end of period	512	489

Additional paid-in capital:
Balances at beginning of period	1,114,135	1,338,466
Issuance of common shares	247	1,647
Purchase of common shares	(60,068)	(167,892)
Share based compensation	3,144	3,027
Settlement of equity awards	(1,024)	(296)
Balances at end of period	1,056,434	1,174,952

Accumulated other comprehensive loss:
Balances at beginning of period	(188,987)	(24,339)
Cumulative effect of accounting change, net of deferred tax	(14,244)	–
Portion of other-than-temporary impairment losses recognized in other comprehensive income (loss)	(9,003)	–
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	7,427	(4,121)
Balances at end of period	(204,807)	(28,460)

Retained earnings:
Balances at beginning of period	883,717	683,655
Cumulative effect of accounting change, net of deferred tax	14,244	–
Net income	84,922	105,171
Preferred share dividends	(1,301)	(2,602)
Common share dividends	(4,262)	(4,154)
Balances at end of period	977,320	782,070

Total shareholders’ equity	$1,829,459	$1,929,108

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2009 and 2008
($ in thousands)

	2009	2008

Operating Activities:
Net income	$84,922	$105,171
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	7,663	2,136
Net realized investment (gains) losses	(20,570)	(45)
Net impairment losses	3,408	–
Net foreign currency exchange (gains) losses	996	(4,869)
Share based compensation	3,144	3,053
Deferred income tax benefit (expense)	1,633	(2,625)
Trading securities activities, net	204,390	7,554
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	(3,661)	5,599
Increase in reinsurance premiums receivable	(49,450)	(55,773)
(Increase) decrease in funds held by ceding companies	(792)	581
Decrease in deferred acquisition costs	2,805	2,424
Decrease in net current income tax accounts	6,503	5,993
Increase in net unpaid losses and loss adjustment expenses	38,077	46,339
Decrease in net unearned premiums	(2,480)	(4,427)
Decrease in ceded premiums payable	(1,114)	(4,429)
Increase in commissions payable	1,837	11,704
Changes in other assets and liabilities	(7,750)	(16,064)
Other net	33	373
Net cash provided by operating activities	269,594	102,695

Investing Activities:
Proceeds from sale of available-for-sale securities	128,941	6,177
Proceeds from maturity or paydown of available-for-sale securities	186,916	442,368
Acquisition of available-for-sale securities	(1,044,698)	(299,553)
Acquisition of trading securities	(14,525)	–
Net change in short-term investments	38,585	(121,064)
Net cash provided by (used in) investing activities	(704,781)	27,928

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	(2,602)
Dividends paid to common shareholders	(4,262)	(4,154)
Purchase of common shares	(60,091)	(167,941)
Net cash used in financing activities	(66,955)	(174,697)

Effect of foreign currency exchange rate changes on cash	(1,793)	2,139

Net decrease in cash and cash equivalents	(503,935)	(41,935)
Cash and cash equivalents at beginning of period	813,017	1,076,279

Cash and cash equivalents at end of period	$309,082	$1,034,344

Supplemental disclosures of cash flow information:
Income taxes paid	$(7,122)	$2,125
Interest paid	$–	$–

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2009 and 2008

1.	Basis of Presentation

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a Bermuda holding company organized in 2002.  Platinum Holdings and its consolidated subsidiaries (collectively, the “Company”) operate through two licensed reinsurance subsidiaries:  Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”) and Platinum Underwriters Reinsurance, Inc. (“Platinum US”).  The terms “we,” “us,” and “our” also refer to Platinum Holdings and its consolidated subsidiaries, unless the context otherwise indicates.  Through December 31, 2006, we also underwrote business through Platinum Re (UK) Limited (“Platinum UK”), our other licensed reinsurance subsidiary.  In 2007, Platinum UK ceased underwriting reinsurance business.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Platinum Holdings and its consolidated subsidiaries, including Platinum Bermuda, Platinum US, Platinum UK, Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings (“Platinum Regency”), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  All material inter-company transactions have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements included in this report as of and for the three months ended March 31, 2009 and 2008 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”).  FSP 115-2 amends previous guidance with respect to other-than-temporary impairment for debt securities.  The objective of the FASB was to make the guidance more operational and to improve presentation and disclosure of other-than-temporary impairments.  Under FSP 115-2, if we intend to sell a debt security or it is more likely than not that we will be required to sell the debt security before its anticipated recovery, we will recognize the other-than-temporary impairment in the consolidated statement of operations equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  For debt securities, we must also determine that the present value of expected future cash flows from a debt security are greater than the amortized cost of the security, otherwise a credit loss has occurred.  If a credit loss exists, the impairment is separated into:  (a) the amount of the total other-than-temporary impairment related to the credit loss, which is recognized in the consolidated statement of operations and (b) the amount of the total impairment related to all other factors, which is recognized in other comprehensive income, net of applicable taxes.  FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted FSP 115-2 as of March 31, 2009.

Under FSP 115-2, if we do not intend to sell a debt security held at the beginning of the period of adoption and it is more likely than not that will not be required to sell the security before recovery of its amortized cost basis, then we recognize the cumulative effect of initially applying FSP 115-2 as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income.  Upon adoption of FSP 115-2, we recorded a cumulative effect adjustment of $14,244,000, net of deferred tax, which decreased accumulated other comprehensive income and increased retained earnings as of January 1, 2009.  Also upon adoption of FSP 115-2, we increased the amortized cost of certain available-for-sale securities by $15,103,000 and decreased deferred tax assets by $858,000.  The adjustment to the amortized cost of these securities represents other-than-temporary impairments not related to credit and recognized in earnings prior to the adoption of FSP 115-2.  The adoption did not have any impact on our shareholders’ equity and comprehensive income.  The effect of FSP 115-2 in 2009 was to increase net income by recognizing the amount of the total other-than-temporary impairment not related to the credit loss in other comprehensive income.  The amount of other-than-temporary impairments not related to credit losses recognized in other comprehensive income for the three months ended March 31, 2009 was $9,003,000.

In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased and emphasizes that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and not later than the adoption of FSP 115-2.  We adopted FSP 157-4 as of March 31, 2009.

In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”).  FSP 107-1 increases the frequency of the disclosures about fair value with the objective of improving the transparency and quality of information provided to users of financial statements.  FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted FSP 107-1 as of March 31, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” about an entity’s derivative and hedging activities and how these activities affect an entity’s financial position, financial performance and cash flows, thereby improving the transparency of financial reporting.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 did not have any material impact on the presentation of our consolidated financial statements.

2.	Investments

Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities and preferred stocks as of March 31, 2009 ($ in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Government	$4,096	469	–	$4,565
U.S. Government agencies	709,916	20,823	80	730,659
Corporate bonds	808,890	8,588	58,168	759,310
Commercial mortgage-backed securities	476,795	314	114,497	362,612
Residential mortgage-backed securities	1,087,364	20,928	77,029	1,031,263
Asset-backed securities	154,682	1,165	33,267	122,580
Municipal bonds	542,100	11,767	2,910	550,957
Non-U.S. governments	278,724	2,429	1,549	279,604
Total fixed maturity available-for-sale securities	4,062,567	66,483	287,500	3,841,550
Preferred stocks	1,879	–	–	1,879
Total available-for-sale securities	$4,064,446	66,483	287,500	$3,843,429

U.S. Government agencies include securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation, the Federal National Mortgage Association, and other U.S. Government agencies.

Unrealized Gains and Losses

Net change in unrealized investment gains and losses on our available-for-sale securities for the quarter ended March 31, 2009 was as follows ($ in thousands):

Available for sale securities	$(17,008)
Less deferred tax	1,188
Cumulative effect of accounting change, net of deferred tax	14,244
Net change in unrealized gains and losses	$(1,576)

Gross unrealized gains and losses on available-for-sale securities as of March 31, 2009 were $66,483,000 and $287,500,000, respectively.  As of March 31, 2009, the single largest unrealized loss was a sub-prime asset-backed security with an amortized cost of $10,088,000 and an unrealized loss of $8,470,000.  As of March 31, 2009, the single largest unrealized loss within our mortgage-backed security portfolio was $7,896,000 related to a commercial mortgage-backed security with an amortized cost of $15,040,000.  Investment holdings within our corporate bond portfolio were diversified across approximately 30 industry sectors and across many individual issuers and issues within each sector.  As of March 31, 2009, the single largest unrealized loss within our corporate bond portfolio was $4,385,000 related to a security with an amortized cost of $7,394,000.

The following table sets forth our unrealized losses on securities classified as available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2009 ($ in thousands):

	Fair Value	Unrealized Loss

Less than twelve months:
U.S. government agencies	$10,221	80
Corporate bonds	234,334	14,718
Commercial mortgage-backed securities	242,097	67,842
Residential mortgage-backed securities	63,936	29,656
Asset-backed securities	48,226	7,559
Municipal bonds	132,661	2,304
Non-U.S. governments	14,491	202
Total	$745,966	122,361

Twelve months or more:
U.S. government agencies	$–	–
Corporate bonds	155,308	43,450
Commercial mortgage-backed securities	114,001	46,655
Residential mortgage-backed securities	51,409	47,373
Asset-backed securities	14,178	25,708
Municipal bonds	16,785	606
Non-U.S. governments	16,075	1,347
Total	$367,756	165,139

Total unrealized losses:
U.S. government agencies	$10,221	80
Corporate bonds	389,642	58,168
Commercial mortgage-backed securities	356,098	114,497
Residential mortgage-backed securities	115,345	77,029
Asset-backed securities	62,404	33,267
Municipal bonds	149,446	2,910
Non-U.S. governments	30,566	1,549
Total	$1,113,722	287,500

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or were the result of “other-than-temporary impairments.”  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  These factors include, but are not limited to, the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, the collateral structure and the credit support that may be applicable.  If the present value of expected future cash flows from a debt security are less than the amortized cost of the security, then a credit loss has occurred.  If a credit loss exists, the impairment is determined as:  (a) the amount related to the credit loss, which is recognized in the consolidated statement of operations and (b) the amount related to all other factors, which is recognized in other comprehensive income, net of applicable taxes and is calculated as amortized cost less fair value plus credit losses.

Our structured securities, consisting of commercial mortgage-backed, residential mortgage-backed and asset-backed securities, represent our largest unrealized loss position as of March 31, 2009.  Our non-agency residential mortgage-backed securities include securities with underlying prime, sub-prime and Alt-A mortgages.  We analyze our residential mortgage-backed securities on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the break-even loss, which represents the point at which our tranche begins to experience losses.  We evaluate projected cash flows as well as other factors in order to determine if credit impairment has occurred.  For the three months ended March 31, 2009, we recorded $1,425,000 of credit impairment charges related to non-agency residential mortgage-backed securities and $140,000 related to sub-prime asset-backed securities.  Our commercial mortgage-backed securities are evaluated on a periodic basis using analytical techniques and various metrics including, but not limited to, the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures.  For the three months ended March 31, 2009, we recorded $635,000 of credit impairment charges related to commercial mortgage-backed securities.

The following table sets forth a summary of the credit losses recognized on our available-for-sale debt securities ($ in thousands):

Beginning balance at January 1, 2009	$–
Cumulative effect of accounting change	2,300
Credit losses on securities not previously impaired	945
Additional credit losses on previously impaired securities	1,255
Ending balance at March 31, 2009	4,500

In evaluating the potential for other-than-temporary impairment, we consider our intent to sell a security and whether it is more likely than not that we may be required to sell a security before a sufficient period of time for the value to recover the unrealized loss.  Our intent to sell a security is based, in part, on whether we expect our current and anticipated future positive net cash flows from operations, as well as proceeds from maturing securities, to generate sufficient liquidity to meet our obligations.  If we determine that we intend to sell a security, then the unrealized loss related to such security, representing the difference between the security’s amortized cost and its fair value, is recognized in the consolidated statement of operations.

We evaluate our holdings of perpetual preferred stocks by individual issuer and determine if we can forecast a reasonable period of time for the securities to recover the unrealized loss position.  If we are unable to forecast a reasonable period of time sufficient for our perpetual preferred stocks to recover, an impairment is recorded in the consolidated statement of operations for the entire unrealized loss.  We recorded other-than-temporary impairment charges of $1,208,000 on our holdings of perpetual preferred stocks for the three months ended March 31, 2009.

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

Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of March 31, 2009 ($ in thousands):

Insurance-linked securities	$14,530
Non-U.S. dollar denominated securities:
Corporate bonds	3,244
Non-U.S. governments	107,628
Total trading securities	$125,402

We elected to apply the fair value measurement attributes of SFAS 159 to our investments in insurance-linked securities.  Insurance-linked securities have exposure to catastrophe loss, which we actively manage.  We believe that the various risk elements of insurance-linked securities are more appropriately accounted for in accordance with the fair value measurement attributes of SFAS 159.  We have included insurance-linked securities at a fair value of $14,530,000 in our fixed maturity trading securities on the consolidated balance sheets, and have recorded an unfavorable change in the mark-to-market of $3,000 in net realized investment gains in the consolidated statement of operations.  These securities are included in investing activities in the consolidated statement of cash flows.

Net realized investment gains include losses for mark-to-market adjustments of $1,199,000 on trading securities for the three months ended March 31, 2009.

Net Investment Income

The following table sets forth our net investment income for the three months ended March 31, 2009 ($ in thousands):

Fixed maturity securities	$33,566
Short-term investments and cash and cash equivalents	976
Funds held	872
Subtotal	35,414
Less investment expenses	1,168
Net investment income	$34,246

Net Realized Investment Gains and Losses

Proceeds from sales, maturities and calls of fixed maturity available-for-sale securities were $315,857,000 for the three months ended March 31, 2009.  Proceeds from sales, maturities and calls of fixed maturity trading securities were $327,861,000 for the three months ended March 31, 2009.  There were no sales of preferred stocks for the three months ended March 31, 2009.

The following table sets forth our net realized investment gains and losses for the three months ended March 31, 2009 ($ in thousands):

Net gains (losses) on the sale of investments:
Gross realized gains	$22,162
Gross realized losses	(393)
Subtotal	21,769
Mark-to-market adjustments on trading securities	(1,199)
Net realized investment gains	$20,570

Maturities

Actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.  The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of March 31, 2009 ($ in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$192,590	$193,137
Due from one to five years	1,510,665	1,531,472
Due from five to ten years	465,931	460,675
Due in ten or more years	292,712	265,212
Mortgage-backed and asset-backed securities	1,718,841	1,516,456
Total	$4,180,739	$3,966,952

3.	Fair Value Measurements

We consider prices for actively traded government securities and exchange traded preferred stocks to be based on quoted prices in active markets for identical assets (Level 1 as defined by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”)).  The fair values of our other fixed maturity securities, which generally include mortgage-backed and asset-backed securities, corporate bonds, municipal bonds, and bonds issued or guaranteed by governmental entities, are based on prices obtained from independent pricing vendors, index providers, or broker-dealers using observable inputs (Level 2 as defined by SFAS 157).  The observable inputs used in standard market valuation pricing models may include, but are not limited to, credit ratings, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates.  The fair values of our derivative instruments, which are included in other liabilities in the consolidated balance sheet, are determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models (Level 3 as defined by SFAS 157).

The following table presents the fair value measurement levels for all assets and liabilities which the Company has recorded at fair value as of March 31, 2009 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3

Financial assets:
U.S. government	$4,565	4,565	–	$–
U.S. government agencies	730,659	–	730,659	–
Corporate	762,554	13,060	749,494	–
Commercial mortgage-backed securities	362,612	–	362,612	–
Residential mortgage-backed securities	1,031,263	–	1,031,263	–
Asset-backed securities	122,581	–	122,581	–
Municipals	550,957	–	550,957	–
Non-U.S. governments	387,232	32,487	354,745	–
Insurance-linked securities	14,530	–	14,530	–
Preferred stocks	1,879	1,879	–	–
Short-term investments	36,728	–	36,728	–
Total	$4,005,560	51,991	3,953,569	$–

Financial liabilities:
Derivative instruments	4,689	–	–	4,689
Total	$4,689	–	–	$4,689

The following table presents the reconciliation of the beginning and ending fair value measurements of our Level 3 liabilities, consisting of derivative instruments, measured at fair value using significant unobservable inputs for the three months ended March 31, 2009 ($ in thousands):

Beginning balance at January 1, 2009	$(4,753)
Purchases, issuances, and settlements	2,481
Total unrealized and realized losses included in earnings	(2,417)
Ending balance at March 31, 2009	(4,689)
Losses for the period attributable to the net change in unrealized losses relating to liabilities outstanding	$(2,417)

The net change in unrealized losses of $2,417,000 relating to derivative instruments outstanding was included in the net changes in fair value of derivatives included in the consolidated statement operations for the three months ended March 31, 2009.  We settled balances of $2,481,000 on derivatives in the three months ended March 31, 2009 and such payments were also included in the net changes in fair value of derivatives in the consolidated statement of operations.

4.	Derivative Instruments

In August 2008, we entered into a derivative agreement with Topiary Capital Limited (“Topiary”), a Cayman Islands special purpose vehicle, that provides us with the ability to recover up to $200,000,000 should two catastrophic events involving U.S. wind, U.S. earthquake, European wind or Japanese earthquake occur that meet specified loss criteria during any of three annual periods commencing August 1, 2008.  Any recovery we make under this contract is based on an index using insured property industry loss estimates that are compiled by Property Claim Services, a division of Insurance Services Offices, Inc., for certain U.S. perils, and parametric triggers for certain non-U.S. perils, and is not based on actual losses we may incur.  Consequently, the transaction is accounted for as a derivative and carried at the estimated net fair value.

Under the terms of the agreement, we will pay to Topiary approximately $9,650,000 during each of the three annual periods.  The net derivative liability at March 31, 2009 of $4,689,000 was included in other liabilities on our consolidated balance sheet.  The change in net fair value of $2,417,000 was included in the change in fair value of derivatives on our consolidated statement of operations.

Topiary’s limit of loss is collateralized with high quality investment grade securities in a secured collateral account.  The performance of the securities in the collateral account is guaranteed under a total return swap agreement with Goldman Sachs International whose obligations under the swap agreement are guaranteed by Goldman Sachs Group, Inc.

5.	Earnings Per Share

The following is a calculation of the basic and diluted earnings or loss per common share for the three months ended March 31, 2009 and 2008 ($ in thousands, except per share data):

	Net Income	Weighted Average Common Shares Outstanding	Earnings Per Common Share

Three Months Ended March 31, 2009:

Basic earnings per share:
Net income attributable to common shareholders	$83,621	49,521	$1.69
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	1,114
Conversion of preferred shares	–	3,067
Preferred share dividends	1,301	–
Adjusted net income for diluted earnings per share	$84,922	53,702	$1.58

Three Months Ended March 31, 2008:

Basic earnings per share:
Net income attributable to common shareholders	$102,569	52,104	$1.97
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,662
Conversion of preferred shares	–	5,108
Preferred share dividends	2,602	–
Adjusted net income for diluted earnings per share	$105,171	59,874	$1.76

6.	Operating Segment Information

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  The Property and Marine operating segment includes property reinsurance, crop reinsurance and marine and aviation reinsurance.  This operating segment includes reinsurance contracts that are either catastrophe excess-of-loss, per-risk excess-of-loss or proportional contracts.  The Casualty operating segment includes principally reinsurance contracts that cover umbrella liability, general and product liability, professional liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, political risk and accident and health.  The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our downside risk, reinsurance contracts that we classify as finite risk provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products.  The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.

In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, interest expense and certain corporate expenses to segments.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments together with a reconciliation of underwriting income to income before income tax expense for the three months ended March 31, 2009 and 2008 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

Three Months Ended March 31, 2009:
Net premiums written	$141,735	98,014	5,523	$245,272

Net premiums earned	133,671	109,960	4,121	247,752
Net losses and LAE	77,451	59,141	7,572	144,164
Net acquisition expenses	17,364	26,221	(3,429)	40,156
Other underwriting expenses	8,159	5,669	300	14,128
Segment underwriting income (loss)	$30,697	18,929	(322)	49,304

Net investment income				34,246
Net realized investment gains				20,570
Net impairment losses				(3,408)
Net changes in fair value of derivatives				(2,417)
Net foreign currency exchange losses				(996)
Other income				232
Corporate expenses not allocated to segments				(6,740)
Interest expense				(4,755)
Income before income tax expense				$86,036

Ratios:
Net loss and LAE	57.9%	53.8%	183.7%	58.2%
Net acquisition expense	13.0%	23.8%	(83.2%)	16.2%
Other underwriting expense	6.1%	5.2%	7.3%	5.7%
Combined	77.0%	82.8%	107.8%	80.1%

Three Months Ended March 31, 2008:
Net premiums written	$168,817	125,576	1,878	$296,271

Net premiums earned	153,390	147,495	966	301,851
Net losses and LAE	62,039	99,393	(1,229)	160,203
Net acquisition expenses	20,654	37,488	2,400	60,542
Other underwriting expenses	8,596	6,795	310	15,701
Segment underwriting income (loss)	$62,101	3,819	(515)	65,405

Net investment income				49,062
Net realized investment gains				2,972
Net changes in fair value of derivatives				(810)
Net foreign currency exchange gains				4,869
Other expense				(96)
Corporate expenses not allocated to segments				(5,989)
Interest expense				(4,750)
Income before income tax expense				$110,663

Ratios:
Net loss and LAE	40.4%	67.4%	(127.2%)	53.1%
Net acquisition expense	13.5%	25.4%	248.4%	20.1%
Other underwriting expense	5.6%	4.6%	32.1%	5.2%
Combined	59.5%	97.4%	153.3%	78.4%

7.	Income Taxes

We provide for income tax expense or benefit based upon income reported in the consolidated financial statements and the provisions of currently enacted tax laws.  Platinum Holdings and Platinum Bermuda are incorporated in Bermuda.  Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016.  We also have subsidiaries in the U.S., the United Kingdom and Ireland that are subject to the tax laws thereof.  The income tax returns of our U.S. based subsidiaries that remain open to examination are for calendar years 2003 and forward.  The income tax returns of 2003 and 2004 are currently under examination.

A reconciliation of expected income tax expense, computed by applying a 35% income tax rate to income before income taxes, to actual income tax expense for the three months ended March 31, 2009 and 2008 was as follows ($ in thousands):

	2009	2008

Expected income tax expense at 35%	$30,113	$38,732
Effect of foreign income subject to tax at rates other than 35%	(29,419)	(32,704)
Tax exempt investment income	(1,217)	(454)
Other, net	1,637	(82)
Income tax expense	$1,114	$5,492

8.	Condensed Consolidating Financial Information

Platinum Finance is a U.S. intermediate holding company and a wholly owned subsidiary of Platinum Regency.  The outstanding Series B 7.5% Notes issued by Platinum Finance and due June 1, 2017 are fully and unconditionally guaranteed by Platinum Holdings.

The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the U.S., the United Kingdom and Ireland.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by Platinum US to Platinum Finance in 2009 without prior regulatory approval is estimated to be approximately $57,407,000.  The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2009, including Platinum US, without prior regulatory approval is estimated to be approximately $386,380,000.  During the three months ended March 31, 2009, dividends of $40,000,000 were paid by Platinum Bermuda to Platinum Holdings.

The tables below present condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 ($ in thousands):

Condensed Consolidating Balance Sheet March 31, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	1,565	4,003,994	–	$4,005,559
Investment in subsidiaries	1,785,834	521,754	302,222	(2,609,810)	–
Cash and cash equivalents	36,407	11,119	261,556	–	309,082
Reinsurance assets	–	–	559,728	–	559,728
Other assets	12,786	2,453	101,388	–	116,627
Total assets	$1,835,027	536,891	5,228,888	(2,609,810)	$4,990,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,837,544	–	$2,837,544
Debt obligations	–	250,000	–	–	250,000
Other liabilities	5,568	5,409	63,016	–	73,993
Total liabilities	5,568	255,409	2,900,560	–	3,161,537

Shareholders’ Equity
Preferred shares	–	–	–	–	–
Common shares	512	–	6,250	(6,250)	512
Additional paid-in capital	1,056,434	194,224	1,898,502	(2,092,726)	1,056,434
Accumulated other comprehensive loss	(204,807)	(30,104)	(234,924)	265,028	(204,807)
Retained earnings	977,320	117,362	658,500	(775,862)	977,320
Total shareholders’ equity	1,829,459	281,482	2,328,328	(2,609,810)	1,829,459

Total liabilities and shareholders’ equity	$1,835,027	536,891	5,228,888	(2,609,810)	$4,990,996

Condensed Consolidating Balance Sheet December 31, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	2,140	3,444,782	–	$3,446,922
Investment in subsidiaries	1,736,321	518,682	302,500	(2,557,503)	–
Cash and cash equivalents	66,325	10,468	736,224	–	813,017
Reinsurance assets	–	–	517,846	–	517,846
Other assets	14,158	2,652	132,568	–	149,378
Total assets	$1,816,804	533,942	5,133,920	(2,557,503)	$4,927,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,810,865	–	$2,810,865
Debt obligations	–	250,000	–	–	250,000
Other liabilities	7,407	2,412	47,082	–	56,901
Total liabilities	7,407	252,412	2,857,947	–	3,117,766

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	475	–	6,250	(6,250)	475
Additional paid-in capital	1,114,135	194,264	1,898,582	(2,092,846)	1,114,135
Accumulated other comprehensive loss	(188,987)	(27,899)	(216,870)	244,769	(188,987)
Retained earnings	883,717	115,165	588,011	(703,176)	883,717
Total shareholders' equity	1,809,397	281,530	2,275,973	(2,557,503)	1,809,397

Total liabilities and shareholders’ equity	$1,816,804	533,942	5,133,920	(2,557,503)	$4,927,163

Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	247,752	–	$247,752
Net investment income	30	20	34,196	–	34,246
Net realized investment gains	–	–	20,570	–	20,570
Other income (expense)	454	–	(222)	–	232
Total revenue	484	20	302,296	–	302,800
Expenses:
Net losses and loss adjustment expenses	–	–	144,164	–	144,164
Net acquisition expenses	–	–	40,156	–	40,156
Net changes in fair value of derivatives	–	–	2,417	–	2,417
Net impairment losses	–	–	3,408	–	3,408
Operating expenses	6,543	108	14,217	–	20,868
Net foreign currency exchange losses	–	–	996	–	996
Interest expense	–	4,755	–	–	4,755
Total expenses	6,543	4,863	205,358	–	216,764

Income (loss) before income tax expense (benefit)	(6,059)	(4,843)	96,938	–	86,036
Income tax expense (benefit)	150	(1,695)	2,659	–	1,114

Income (loss) before equity in earnings of subsidiaries	(6,209)	(3,148)	94,279	–	84,922
Equity in earnings of subsidiaries	91,131	3,751	371	(95,253)	–

Net income	84,922	603	94,650	(95,253)	84,922
Preferred dividends	1,301	–	–	–	1,301

Net income attributable to common shareholders	$83,621	603	94,650	(95,253)	$83,621

Consolidating Statement of Operations For the Three Months Ended March 31, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	301,851	–	$301,851
Net investment income	600	225	48,237	–	49,062
Net realized gains on investments	–	3	2,969	–	2,972
Other income (expense)	449	–	(545)	–	(96)
Total revenue	1,049	228	352,512	–	353,789
Expenses:
Net losses and loss adjustment expenses	–	–	160,203	–	160,203
Net acquisition expenses	–	–	60,542	–	60,542
Net changes in fair value of derivatives	–	–	810	–	810
Operating expenses	5,849	100	15,741	–	21,690
Net foreign currency exchange gains	–	–	(4,869)	–	(4,869)
Interest expense	–	4,750	–	–	4,750
Total expenses	5,849	4,850	232,427	–	243,126

Income (loss) before income tax expense (benefit)	(4,800)	(4,622)	120,085	–	110,663
Income tax expense (benefit)	–	(1,508)	7,000	–	5,492

Income (loss) before equity in earnings of subsidiaries	(4,800)	(3,114)	113,085	–	105,171
Equity in earnings of subsidiaries	109,971	13,465	11,007	(134,443)	–

Net income	105,171	10,351	124,092	(134,443)	105,171
Preferred dividends	2,602	–	–	–	2,602

Net income attributable to common shareholders	$102,569	10,351	124,092	(134,443)	$102,569

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(2,964)	32	272,526	–	$269,594

Investing Activities:
Proceeds from sale of available-for-sale securities	–	–	128,941	–	128,941
Proceeds from maturity or paydown of available-for-sale securities	–	619	186,297	–	186,916
Acquisition of available-for-sale securities	–	–	(1,044,698)	–	(1,044,698)
Acquisition of trading securities	–	–	(14,525)	–	(14,525)
Increase in short-term investments	–	–	38,585	–	38,585
Dividends from subsidiaries	40,000	–	–	(40,000)	–
Net cash provided by (used in) investing activities	40,000	619	(705,400)	(40,000)	(704,781)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	–	–	–	(2,602)
Dividends paid to common shareholders	(4,262)	–	(40,000)	40,000	(4,262)
Purchase of common shares	(60,091)	–	–	–	(60,091)
Net cash used in financing activities	(66,955)	–	(40,000)	40,000	(66,955)

Effect of foreign currency exchange rate changes on cash	–	–	(1,793)	–	(1,793)

Net increase (decrease) in cash and cash equivalents	(29,919)	651	(474,667)	–	(503,935)
Cash and cash equivalents at beginning of period	66,325	10,468	736,224	–	813,017

Cash and cash equivalents at end of period	$36,406	11,119	261,557	–	$309,082

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(7,993)	94	110,594	–	$102,695

Investing Activities:
Proceeds from sale of available-for-sale securities	–	45	6,132	–	6,177
Proceeds from maturity or paydown of available-for-sale securities	–	–	442,368	–	442,368
Acquisition of available-for-sale securities	–	–	(299,553)	–	(299,553)
Increase in short-term investments	–	–	(121,064)	–	(121,064)
Dividends from subsidiaries	180,000	–	–	(180,000)	–
Net cash provided by (used in) investing activities	180,000	45	27,883	(180,000)	27,928

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	–	–	–	(2,602)
Dividends paid to common shareholders	(4,154)	–	(180,000)	180,000	(4,154)
Purchase of common shares	(167,941)	–	–	–	(167,941)
Net cash used in financing activities	(174,697)	–	(180,000)	180,000	(174,697)

Effect of foreign currency exchange rate changes on cash	–	–	2,139	–	2,139

Net increase (decrease) in cash and cash equivalents	(2,690)	139	(39,384)	–	(41,935)
Cash and cash equivalents at beginning of period	39,592	18,349	1,018,338	–	1,076,279

Cash and cash equivalents at end of period	$36,902	18,488	978,954	–	$1,034,344

9.	Company Share Repurchases

Our board of directors has authorized the repurchase of up to $250,000,000 of our common shares through a share repurchase program.  Since the program was established, our board has monitored the level of share repurchase activity and periodically restored the repurchase authority under the program to $250,000,000, most recently on April 30, 2009.  During the three months ended March 31, 2009, the Company repurchased 2,251,804 its common shares in the open market at an aggregate cost, including commissions, of $60,091,000 and a weighted average cost, including commissions, of $26.69 per share.  All of the common shares we repurchased were canceled.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 and the “Note on Forward-Looking Statements” on pages 25-26 of this Quarterly Report on Form 10-Q for the period ended March 31, 2009 (this “Form 10-Q”).  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

 Overview

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) was organized in 2002 as a Bermuda holding company and had $2.1 billion in capital as of March 31, 2009.  We operate through our two licensed reinsurance subsidiaries, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”) and Platinum Underwriters Reinsurance, Inc. (“Platinum US”).  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

 Economic Conditions

Periods of moderate economic growth or recession tend not to adversely affect our operations.  Periods of moderate inflation or deflation also tend not to adversely affect our operations.  However, periods of severe inflation or deflation or prolonged periods of recession may adversely impact our results of operations or financial condition.  Management considers the potential impact of economic trends in the estimation process for establishing unpaid losses and loss adjustment expenses (“LAE”) and in determining our underwriting and investment strategies.

 Reinsurance Industry Conditions and Trends

The reinsurance industry historically has been cyclical, characterized by periods of price competition due to excessive underwriting capacity as well as periods of favorable pricing due to shortages of underwriting capacity.  Cyclical trends in the industry and the industry's profitability can also be significantly affected by shock events, including natural and other catastrophes.  Property and casualty reinsurance rates often rise in the aftermath of significant catastrophe losses.  To the extent that actual claim liabilities are higher than anticipated, the industry's capacity to write new business diminishes.  The reinsurance industry is also affected by changes in the propensity of courts to expand insurance coverage and grant large liability awards.  Fluctuations in interest rates and other changes in the economic environment that affect the fair values of investments may also impact the industry.

In 2005, an unprecedented level of hurricane losses caused many reinsurers to report significant net losses after which rating agencies imposed higher capital requirements.  Both reinsurers and their clients reassessed their catastrophe pricing parameters and procedures.  The result was an increase in catastrophe pricing, particularly for wind exposures in the United States, in 2006 and the beginning of 2007.  A number of new companies were formed to take advantage of the improved pricing.  The combination of additional capacity and a lack of major catastrophe activity in 2006 and 2007 led to a decline in pricing for catastrophe exposed reinsurance in the second half of 2007.  After initially stabilizing, the weakening of non-catastrophe pricing resumed in late 2006 and continued throughout 2007.  The pricing of reinsurance continued to decline in the first half of 2008.  However, during the second half of 2008, the financial markets experienced significant adverse credit events and a loss of liquidity, which reduced the amount of capital in the insurance industry.  In addition, the 2008 hurricane season resulted in substantial losses to the insurance and reinsurance industry.

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

For the Property and Marine segment, catastrophe rate adequacy improved most in catastrophe exposed areas of the U.S.  We seek to limit the estimated probable maximum loss to a specific level for severe catastrophic events.  We currently expect to limit the probable maximum pre-tax loss for 2009 to no more than 22.5% of total capital for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we may change this threshold at any time.  In April 2009, the estimated probable maximum loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $304 million, as compared with $469 million in April 2008.

For the Casualty segment, we believe the decline in rate adequacy of the past few years has slowed and in some cases improved reinsurance terms have been agreed.  We believe that the market offers adequate returns on certain accounts.  We believe that financial security is a significant concern for buyers of long-tailed reinsurance protection who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record.  We believe that our rating, capitalization and reputation as a lead casualty reinsurer position us well to write profitable business as opportunities arise.

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

 Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make many estimates and valuation assumptions that affect the reported amounts of assets, liabilities (including unpaid losses and LAE),  revenues and expenses, and related disclosures of contingent liabilities.  Certain of these estimates and assumptions result from judgments that are necessarily subjective.  Actual results may differ materially from these estimates.  Our critical accounting estimates include premiums written and earned, unpaid losses and LAE, estimates of reinsurance recoverable, valuation of investments and evaluation of risk transfer.  For a detailed discussion of the Company’s critical accounting estimates please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”).  See discussion of recently issued accounting pronouncements in Note 1 to the consolidated financial statements in this Form 10-Q.

 Results of Operations

Net income and diluted earnings per common share for the three months ended March 31, 2009 and 2008 was as follows (amounts in thousands, except earnings per share):

	2009	2008	Decrease

Net income	$84,922	105,171	$20,249
Weighted average shares outstanding for diluted earnings per common share	53,702	59,874	6,172
Diluted earnings per common share	$1.58	1.76	$0.18

The decrease in net income in 2009 as compared with 2008 was primarily due to a decrease in net underwriting income of $16,101,000 and a decrease in foreign currency exchange gains.  Net underwriting income consists of net premiums earned, less net losses and LAE, net acquisition expenses and operating costs related to underwriting operations.

Diluted earnings per common share decreased primarily due to the decrease in net income.  Diluted earnings per common share was favorably impacted by the decrease in weighted average shares outstanding.  The weighted average shares outstanding decreased as a result of repurchasing 7,763,000 shares during the year ended December 31, 2008, while the impact of such share repurchases on the weighted shares outstanding for the three months ended March 31, 2008 was 1,669,000 shares.

Underwriting Results

Net underwriting income for the three months ended March 31, 2009 and 2008 was $49,304,000 and $65,405,000, respectively.  The decrease in net underwriting income in 2009 as compared with 2008 was due to less net favorable development in 2009 as well as a decrease in net premiums earned.  Net premiums written decreased in 2009 as compared with 2008 primarily due to decreases in premiums written across most classes in the Casualty segment and decreases in the Property and Marine segment as we reduced our exposure to catastrophe events.  Net favorable development is the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions.  Net favorable development was $22,089,000 and $29,455,000 in 2009 and 2008, respectively.

The net favorable loss development related to prior years was almost entirely in the Casualty segment.  Actual reported losses in certain casualty classes were significantly less than expected and gained sufficient credibility in the current period to reduce estimated ultimate losses.  We do not believe that the net favorable loss development experienced in 2009 is indicative of prospective net development of unpaid losses and LAE as of March 31, 2009 because the conditions and trends that affected the net favorable development of prior years’ unpaid losses and LAE may not necessarily exist in the future.

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, interest expense and certain corporate expenses to segments.  Segment underwriting income is reconciled to the U.S. GAAP measure of income before income taxes in Note 6 to the consolidated financial statements in this Form 10-Q.  The measures we used in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.

Property and Marine

The Property and Marine operating segment generated 57.7% and 57.0% of our net premiums written for the three months ended March 31, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the three months ended March 31, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Gross premiums written	$145,435	172,900	$(27,465)
Ceded premiums written	3,700	4,083	(383)
Net premiums written	141,735	168,817	(27,082)

Net premiums earned	133,671	153,390	(19,719)
Net losses and LAE	77,451	62,039	15,412
Net acquisition expenses	17,364	20,654	(3,290)
Other underwriting expenses	8,159	8,596	(437)
Property and Marine segment underwriting income	$30,697	62,101	$(31,404)

Ratios:
Net loss and LAE	57.9%	40.4%	17.5 points
Net acquisition expense	13.0%	13.5%	(0.5) points
Other underwriting expense	6.1%	5.6%	0.5 points
Combined	77.0%	59.5%	17.5 points

The decrease in underwriting income was primarily due to the difference in the net development of prior years’ premiums and losses.  There was $85,000 of net unfavorable development in 2009 as compared with net favorable development of $20,969,000 in 2008.  The decline in underwriting income was also attributable to the decline in net premiums earned.

The decrease in gross premiums written in 2009 as compared with 2008 was primarily in the catastrophe excess, risk excess and ocean marine excess classes where we reduced our exposure to catastrophe events.  Net premiums earned in 2009 decreased as a result of the decrease in net premiums written.

The increases in net losses and LAE and the related net loss and LAE ratios in 2009 as compared with 2008 were primarily due to the difference in net loss development.  Net unfavorable loss development was $1,484,000 in 2009 as compared with net favorable loss development of $15,231,000 in 2008.  Net loss development and premium adjustments related to the net loss development increased the net loss and LAE ratio by 0.6 points in 2009 and decreased the net loss and LAE ratio by 12.0 points in 2008.  We also had net losses from major catastrophes of $11,573,000 and $6,449,000 in 2009 and 2008, respectively.  The net losses from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio in 2009 and 2008 by 7.9 points and 4.2 points, respectively.  Exclusive of losses related to major catastrophes and net favorable loss development, the net loss and LAE ratio increased by approximately 1.3 points.  The net loss and LAE ratios were also affected by changes in the mix of business.

The decrease in net acquisition expenses in 2009 as compared with 2008 was primarily due to the decrease in net premiums earned.  The net acquisition expense ratios in 2009 and 2008 are comparable.  Other underwriting expenses for the three months ended March 31, 2009 and 2008 were comparable at $8,159,000 and $8,596,000, respectively.

Casualty

The Casualty operating segment generated 40.0% and 42.4% of our net premiums written for the three months ended March 31, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the three months ended March 31, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Net premiums written	$98,014	125,576	$(27,562)

Net premiums earned	109,960	147,495	(37,535)
Net losses and LAE	59,141	99,393	(40,252)
Net acquisition expenses	26,221	37,488	(11,267)
Other underwriting expenses	5,669	6,795	(1,126)
Casualty segment underwriting income	$18,929	3,819	$15,110

Ratios:
Net loss and LAE	53.8%	67.4%	(13.6) points
Net acquisition expense	23.8%	25.4%	(1.6) points
Other underwriting expense	5.2%	4.6%	0.6 points
Combined	82.8%	97.4%	(14.6) points

The increase in underwriting income was primarily due to the difference in the net development of prior years’ premiums and losses.  Net favorable development was $22,243,000 and $8,699,000 in 2009 and 2008, respectively.

The decrease in net premiums written in 2009 as compared with 2008 was primarily due to decreases in business underwritten in 2009 and 2008 across most North American casualty classes, with the most significant decreases in the claims made excess classes.  The decreases were the result of fewer opportunities that met our underwriting standards.  The decrease in net premiums earned was the result of the decrease in net premiums written in 2009 and 2008.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

The decreases in net losses and LAE and the related ratios in 2009 as compared with 2008 were due to a decrease in net premiums earned and an increase in net favorable loss development.  Net favorable loss development was $23,138,000 and $12,088,000 in 2009 and 2008, respectively.  Net favorable loss development in 2009 included $22,376,000 from certain long-tailed casualty classes.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2009 and 2008 by 20.6 and 8.2 points, respectively.  Exclusive of net favorable loss development, the net loss and LAE ratio decreased by 1.2 points in 2009 as compared with 2008.  The net loss and LAE ratios were also affected by changes in the mix of business.

The decrease in net acquisition expenses in 2009 as compared with 2008 was due to the decrease in net premiums earned.  The decrease in the net acquisition expense ratio in 2009 as compared with 2008 was due to differences in commission and premium adjustments relating to prior years’ losses.  Net acquisition expenses in 2009 included an increase in commissions relating to prior years’ losses of $289,000 which, with related premiums adjustments, represented 0.3% of net premiums earned.  In 2008, commission increases relating to prior years’ losses were $3,418,000 which, with related premium adjustments, represented 2.3% of net premiums earned.  Exclusive of commissions and premium adjustments related to prior years’ losses, the net acquisition expense ratios in 2009 and 2008 were comparable.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Finite Risk

The Finite Risk segment generated 2.3% and 0.6% of our net premiums written for the three months ended March 31, 2009 and 2008, respectively.  Due to the often significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the three months ended March 31, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Net premiums written	$5,523	1,878	$3,645

Net premiums earned	4,121	966	3,155
Net losses and LAE	7,572	(1,229)
Net acquisition expenses	(3,429)	2,400
Net losses, LAE and acquisition expenses	4,143	1,171	2,972
Other underwriting expenses	300	310	(10)
Finite Risk segment underwriting loss	$(322)	(515)	$193

Ratios:
Net loss and LAE	183.7%	(127.2%)
Net acquisition expense	(83.2%)	248.4%
Net loss, LAE and acquisition expense ratios	100.5%	121.2%	(20.7) points
Other underwriting expense	7.3%	32.1%	(24.8) points
Combined	107.8%	153.3%	(45.5) points

The Finite Risk portfolio consists of a small number of contracts that can be large in premium size and, consequently, premium volume may vary significantly from year to year.  Due to the reduction in the premium volume in the recent years, current year ratios may be significantly impacted by relatively insignificant adjustments of prior years’ business.  The increases in net premiums written and net premiums earned in 2009 as compared with 2008 were attributable to an increase in participation on one contract.

The increase in net losses, LAE and acquisition expenses in 2009 as compared with 2008 was primarily due to the increase in net premiums earned.  The decrease in the net loss, LAE and acquisition expense ratio was primarily due to the decrease in net unfavorable loss development in 2009 as compared with 2008.  Net unfavorable loss development was $69,000 and $213,000 in 2009 and 2008, respectively.  Exclusive of commissions and premium adjustments related to prior years’ losses, the net loss and acquisition expense ratios in 2009 and 2008 were comparable.

Non-Underwriting Results

Net investment income for the three months ended March 31, 2009 and 2008 was $34,246,000 and $49,062,000, respectively.  Net investment income decreased in 2009 as compared with 2008 due primarily to decreases in yields on invested assets and cash and cash equivalents.  Net investment income in 2009 was reduced by $6,154,000 from our U.S. treasury inflation-protected securities (“TIPS”) as a result of decreases in the consumer price index while we held these securities.  We did not own any TIPS in the comparable 2008 period.

Net realized investment gains were $20,570,000 and $2,972,000 in 2009 and 2008, respectively, and were comprised as follows ($ in thousands):

	2009	2008	Favorable (Unfavorable) change

Net gains on the sale of investments	$21,769	45	$21,724
Mark-to-market adjustments on trading securities	(1,199)	2,927	(4,126)
Net realized investment gains	$20,570	2,972	$17,598

We sold positions in TIPS and U.S. agency residential mortgage-backed securities that resulted in net gains on the sale of investments of $21,309,000.

Net impairment losses on securities for the three months ended March 31, 2009 and 2008 were $3,408,000 and $0, respectively.  The net impairment losses relating to credit that we recorded during 2009 included $955,000 of non-agency residential mortgage-backed securities, $635,000 of commercial mortgage-backed securities, and $610,000 of Alt-A residential mortgage-backed securities and sub-prime asset-backed securities.  We also recorded other-than-temporary impairments of $1,208,000 on our holdings of perpetual preferred stocks for the three months ended March 31, 2009.

The net changes in fair value of derivatives for the three months ended March 31, 2009 and 2008 were $2,417,000 and $810,000, respectively.  The increase in net changes in fair value of derivatives is attributable to the commencement in August 2008 of a derivative contract with Topiary Capital Limited (“Topiary”) that provides us with catastrophe event protection.  See “Financial Condition, Liquidity and Capital Resources” for additional discussion of Topiary.  We also entered into other less significant derivative contracts in 2008 prior to the Topiary contract, which also provided catastrophe event protection.

Operating expenses for the three months ended March 31, 2009 and 2008 were comparable at $20,868,000 and $21,690,000, respectively.  Operating expenses include costs such as salaries, rent and like items.

Net foreign currency exchange losses for the three months ended March 31, 2009 were $996,000 as compared to net foreign currency exchange gains of $4,869,000 for the three months ended March 31, 2008.  We routinely transact business in currencies other than the U.S. dollar.  The net foreign currency exchange losses in 2009 were the result of foreign currency exchange rate fluctuations during the quarter.  The net foreign currency exchange gain in 2008 was the result of our holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro, while the U.S. dollar declined in value against this currency.

Interest expense for the three months ended March 31, 2009 and 2008 was comparable at $4,755,000 and $4,750,000, respectively, and related to our $250,000,000 of Series B 7.5% Notes due June 1, 2017.

Income taxes and the effective tax rate for the three months ended March 31, 2009 and 2008 were as follows ($ in thousands):

	2009	2008	Decrease

Income taxes	$1,114	5,492	$4,378
Effective tax rates	1.3%	5.0%	3.7 points

The decrease in income tax expense in 2009 as compared with 2008 was due to the decrease in taxable income generated by our subsidiaries that operate in taxable jurisdictions.  The decrease in the effective tax rate was the result of a greater portion of income before income tax expense being generated by Platinum Holdings and Platinum Bermuda, which are not subject to corporate income tax, in 2009 as compared with 2008.  The percentage of income before income tax expense derived from Platinum Holdings and Platinum Bermuda was 97% in 2009 as compared with 84% in 2008.  The decrease in the effective tax rate was also partially attributable to an increase in non-taxable investment income in Platinum US.  The effective tax rate in any given period is based on income before income tax expense of our subsidiaries that operate in various taxable jurisdictions, each of which has its own corporate income tax rate.

 Financial Condition, Liquidity and Capital Resources

On a consolidated basis, our aggregate cash and invested assets totaled $4,314,641,000 at March 31, 2009 as compared with $4,259,939,000 at December 31, 2008.  Our fixed maturity securities are primarily composed of diversified, high quality, predominantly publicly-traded securities.  The investment portfolio, excluding cash and cash equivalents and short term investments, had a duration of 3.3 years as of March 31, 2009.

As part of our investment strategy, we seek to establish a level of cash and liquid fixed maturity securities which, combined with expected cash flow from our subsidiaries, we believe to be adequate to meet our foreseeable payment obligations.  Our reinsurance subsidiaries have liquidity from premiums, which are generally received in advance of the time losses are paid.  The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future.  However, due to the nature of our reinsurance operations, cash flows are affected by claim payments that can fluctuate from year to year.  The timing and amounts of actual claim payments can vary based on many factors, including the size of individual losses, changes in the legal environment, and general market conditions.  The ultimate amount and timing of the claim payments could differ materially from our estimates and create significant variations in cash flows from operations between periods, which may cause us to make payments from other sources of liquidity, such as sales of investments, borrowings from credit facilities or proceeds from capital market transactions.  If the source of liquidity arises from the sale of investments, we may be forced to sell such investments at a loss, which may be material.

The primary objective of our investment strategy is to generate investment income by maintaining a portfolio that consists primarily of diversified, high quality, predominantly publicly traded fixed maturity securities.  We maintain investment guidelines that contain limits on the portion of the portfolio that may be invested in the securities of any single issue or issuer, with the exception of U.S. government securities, and provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used only as part of a defensive hedging strategy.  We do not invest in instruments such as credit default swaps or collateralized debt obligations.  As of March 31, 2009, we did not hold any common equities in our investment portfolio.  Our investment guidelines allow for investments in common equities up to a maximum of 10% of the investment portfolio.

As of March 31, 2009, the fair value of our available-for-sale securities was $3,843,429,000 with a net unrealized loss of $221,017,000.  The following table sets forth the fair values, net unrealized gains and losses and average credit quality of our fixed maturity securities as of March 31, 2009 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Average Credit Quality

Available-for-sale securities:
U.S. Government	$4,565	$469	Aaa
U.S. Government agencies	730,659	20,743	Aaa
Corporate:
Industrial	479,788	(406)	A2
Finance	159,547	(20,971)	A1
Utilities	50,005	(271)	A2
Insurance	42,451	(5,112)	A1
Preferreds with maturity date	19,798	(13,047)	A1
Hybrid trust preferreds	7,721	(9,773)	A1
Mortgage-backed and asset-backed securities:
Commercial mortgage-backed securities	362,612	(114,183)	Aaa
U.S. Government agency residential mortgage-backed securities	934,115	20,362	Aaa
Non-agency residential mortgage-backed securities	88,951	(65,363)	Aa1
Alt-A residential mortgage-backed securities	8,197	(11,100)	B1
Sub-prime asset-backed securities	11,207	(29,265)	Baa3
Asset-backed securities	111,373	(2,837)	Aaa
Municipal bonds	550,957	8,857	Aa2
Non-U.S. governments	279,604	880	Aa1
Total fixed maturity available-for-sale securities	3,841,550	(221,017)	Aa1
Preferred stocks	1,879	−	Baa2
Total available-for-sale securities	3,843,429	(221,017)	Aa1

Trading securities:
Insurance-linked securities	14,530	n/a	Ba2
Non-U.S. dollar denominated corporate bonds	3,244	n/a	Aa2
Non-U.S. dollar denominated, non-U.S. governments	107,628	n/a	Aa1
Total trading securities	125,402	n/a	Aa2

Total	$3,968,831	$(221,017)	Aa1

During the period, net unrealized losses on our available-for-sale investment portfolio increased by approximately $17,008,000.  This increase is primarily attributed to the cumulative effect of applying FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), resulting in an increase in net unrealized loss of $15,103,000.

The net unrealized loss position of our portfolio of residential mortgage-backed securities and residential sub-prime asset-backed securities (“RMBS”) was $85,366,000 as of March 31, 2009.  Approximately 90% of the RMBS in our investment portfolio were issued or guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation and are referred to as U.S. Government agency residential mortgage-backed securities.  The remaining 10% of our RMBS were issued by non-agency institutions and include securities with underlying sub-prime and Alt-A mortgages.  The net unrealized loss position of these RMBS was $105,728,000 as of March 31, 2009, which we believe was primarily attributable to a widening of interest rate spreads since the securities were acquired and to the loss of liquidity in the financial markets.  We analyze our RMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the break-even loss, which represents the point at which our tranche begins to experience losses.  We evaluate projected cash flows as well as other factors in order to determine if our security is other-than-temporarily impaired.  For the three months ended March 31, 2009, we recorded $1,425,000 of net impairment losses related to non-agency RMBS and $140,000 related to sub-prime asset-backed securities.

The net unrealized loss position of our portfolio of commercial mortgage-backed securities (“CMBS”) was $114,182,000 as of March 31, 2009.  We believe that this net unrealized loss is primarily attributable to a widening of interest rate spreads since the securities were acquired and to the loss of liquidity in the financial markets.  Our CMBS are evaluated on a periodic basis using analytical techniques and various metrics including the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings, strong subordination and low loan-to-value ratios.  For the three months ended March 31, 2009, we recorded $635,000 of net impairment losses related to CMBS.

Overall, we believe that the gross unrealized loss in our available-for-sale portfolio represents temporary declines due primarily to the loss of liquidity in the financial markets and that the gross unrealized losses on our available-for-sale securities are not necessarily predictive of ultimate performance.  We also believe that the provisions we have made for other-than-temporary impairments are adequate and that we have the ability and intent to hold our securities for a sufficient period of time to recover their value, which may be until maturity, if necessary.  Economic conditions may deteriorate more than expected and adversely affect the expected cash flows of our securities, which in turn may lead to other-than-temporary impairments recorded in future periods.

We expect that our operational liquidity needs, including our anticipated reinsurance obligations and operating and capital expenditures, for the next twelve months will be met by our cash and cash equivalents, short-term investments, positive cash flow from operations, investment income and proceeds on the sale or maturity of our investments.

 Derivative Instruments

In August 2008, we entered into a derivative agreement with Topiary that provides us with the ability to recover up to $200,000,000 should two catastrophic events involving U.S. wind, U.S. earthquake, European wind or Japanese earthquake occur that meet specified loss criteria during any of three annual periods commencing August 1, 2008.  Any recovery we make under this contract is based on an index using insured property industry loss estimates that are compiled by Property Claim Services, a division of Insurance Services Offices, Inc., for certain U.S. perils, and parametric triggers for certain non-U.S. perils, and is not based on actual losses we may incur.  Under the terms of this derivative agreement, we will pay to Topiary approximately $9,650,000 during each of the three annual periods.

 Capital Resources

At March 31, 2009, our capital resources of $2.1 billion consisted of $250,000,000 of Series B Notes and common shareholders’ equity of $1.8 billion.  On February 17, 2009, our 5,750,000 outstanding 6% Series A Mandatory Convertible Preferred Shares automatically converted into 5,750,000 common shares at a ratio of one to one which was based on the volume weighted average price of $29.90 of our common shares from January 14, 2009 through February 11, 2009.  At December 31, 2008, our capital of $2.1 billion consisted of $250,000,000 of Series B Notes, $167,509,000 of preferred share equity, and common shareholders’ equity of $1.6 billion.  The increase in capital during 2009 was primarily attributable to net income in the quarter partially offset by share repurchase activity.

We monitor our capital adequacy on a regular basis and seek to adjust our capital according to the needs of our business.  In particular, we require capital sufficient to meet or exceed (1) the surplus requirements established by our ceding companies, (2) the capital adequacy ratios established by rating agencies for maintenance of appropriate financial strength ratings, and (3) the capital adequacy tests performed by regulatory bodies.  We actively manage our capital and may seek to raise additional capital or return capital to our shareholders through common share repurchases and cash dividends (or a combination of such methods).  We may also manage our capital through repurchases of our outstanding debt.

To the extent that our existing capital is insufficient to fund our future operating requirements or maintain our financial strength or debt ratings, we may need to raise additional capital through financings which can be in the form of debt securities, preference shares, common equity, bank credit facilities providing loans and/or letters of credit, or any combination of these sources.  Any equity or debt financing, if available at all, may be on terms that are unfavorable to us.  In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities.  If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected, which could include, among other things, the following possible outcomes:  (1) potential downgrades in the financial strength ratings assigned by ratings agencies to our operating subsidiaries, which could place those operating subsidiaries at a competitive disadvantage compared to higher-rated competitors; (2) reductions in the amount of business that our operating subsidiaries are able to write in order to meet capital adequacy-based tests enforced by statutory agencies; and (3) increases in the cost of bank credit and letters of credit.  We can provide no assurance that, if needed, we would be able to obtain additional funds through financing on satisfactory terms or at all.

Our board of directors has authorized the repurchase of up to $250,000,000 of our common shares through a share repurchase program.  Since the program was established, our board of directors has monitored the level of share repurchase activity and periodically restored the repurchase authority under the program to $250,000,000, most recently on April 30, 2009.  During the three months ended March 31, 2009, Platinum Holdings repurchased 2,251,804 of its common shares in the open market at an aggregate cost, including commissions, of $60,091,000 and a weighted average cost, including commissions, of $26.69 per share.  The timing and amount of the repurchase transactions under this program will depend on a variety of factors, including market conditions and corporate and regulatory considerations.

 Sources of Liquidity

Our consolidated sources of funds consist primarily of net cash flows provided by operations, proceeds from sales, redemption and maturity of investments, issuance of securities and actual cash and cash equivalents held by us.  Net cash flows provided by operations, excluding trading security activities, for the three months ended March 31, 2009 were $65,204,000.

In addition, we have a $400,000,000 credit facility with a syndicate of lenders which consists of a $150,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit and a $250,000,000 senior secured credit facility available for letters of credit.  The credit facility generally is available for our working capital, liquidity and general corporate requirements and those of our subsidiaries.  Platinum Holdings and Platinum Underwriters Finance, Inc. (“Platinum Finance”) guarantee borrowings by our reinsurance subsidiaries under the credit facility.  The interest rate on borrowings under the credit facility is based on our election of either:  (1) LIBOR plus 50 basis points or (2) the higher of:  (a) the prime interest rate of the lead bank providing the credit facility, or (b) the federal funds rate plus 50 basis points.  The interest rate based on LIBOR would increase or decrease by up to 12.5 basis points should our senior unsecured debt rating decrease or increase, respectively.  As of March 31, 2009, $150,000,000 was available for borrowing and letters of credit on an unsecured basis and $68,660,000 was available for letters of credit on a secured basis under the credit facility.

 Liquidity Requirements

Our principal consolidated cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, dividends to our common shareholders, the servicing of debt, capital expenditures, purchase of retrocessional contracts and payment of taxes.

Platinum Finance has outstanding $250,000,000 aggregate principal amount of Series B Notes due June 1, 2017, unconditionally guaranteed by Platinum Holdings.  Platinum Finance pays interest at a rate of 7.5% per annum on the Series B Notes on each June 1 and December 1.

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

 Capital Expenditures

We do not have any material commitments for capital expenditures as of March 31, 2009.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the United States’ Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in our consolidated financial statements as of March 31, 2009.

 Contractual Obligations

There have been no material changes to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition – Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2008.

 Recently Issued Accounting Standards

See Note 1 to the consolidated financial statements in this Form 10-Q for a discussion of recently issued accounting standards.

 Note On Forward-Looking Statements

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

The inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

•	severe catastrophic events over which we have no control;

•	the effectiveness of our loss limitation methods and pricing models;

•	the adequacy of our liability for unpaid losses and loss adjustment expenses;

•	our ability to maintain our A.M. Best Company, Inc. (“A.M. Best”) rating;

•	the cyclicality of the property and casualty reinsurance business;

•	the competitive environment in which we conduct operations;

•	our ability to maintain our business relationships with reinsurance brokers;

•	the availability of retrocessional reinsurance on acceptable terms;

•	market volatility and interest rate and currency exchange rate fluctuation;

•	tax, regulatory or legal restrictions or limitations applicable to us or the property and casualty reinsurance business generally;

•	general political and economic conditions, including the effects of civil unrest, acts of terrorism, war or a prolonged United States or global economic downturn or recession; and

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion.

As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us.  The foregoing factors, which are discussed in more detail in Part II, Item 1A, “Risk Factors” in this Form 10-Q and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, should not be construed as exhaustive.  Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Interest Rate, Credit and Liquidity Risks

Our principal invested assets are fixed maturity securities which are carried at fair value.  The principal risks that influence the fair value of our investment portfolio are interest rate risk, credit risk and liquidity risk.

Changes in overall interest rates, generally measured by changes in the yield on risk free investments such as U.S. Treasury securities, will influence the fair values of our fixed maturity securities portfolio.  Rising interest rates generally result in a decrease in the fair value of our fixed maturity securities portfolio; conversely, a decline in interest rates will generally result in an increase in the fair value of our fixed maturity securities portfolio.  Interest rate changes can also impact the timing of receipt of principal payments from mortgage-backed securities.

Credit risk is often measured by interest rate spreads representing the difference between the yield of a debt instrument and that of a U.S. Treasury security of similar maturity.  As the credit worthiness of a debt issuer declines, the interest rate spreads increase, which has the same effect on fair value as an increase in overall interest rates.  An increase or widening of interest rate spreads generally results in a decrease in the fair value of our fixed maturity securities portfolio.

The fair values of our investment portfolio are also influenced by liquidity in the financial markets.  When financial markets experience a reduction in liquidity, the ability to conduct orderly transactions is limited and may result in declines in fair values.

The following table shows an aggregate hypothetical impact on the fair value of our fixed maturity securities portfolio as of March 31, 2009, resulting from an immediate parallel shift in the treasury yield curve ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp

Total market value	$4,094,136	4,034,095	3,968,831	3,899,341	$3,824,993
Percent change in market value	3.2%	1.6%	–	(1.8%)	(3.6%)
Resulting unrealized appreciation (depreciation)	$(88,482)	(148,523)	(213,787)	(283,277)	$(357,625)

The net unrealized loss on our available-for-sale fixed maturity securities portfolio was $221,017,000 as of March 31, 2009.  Selling a security that is in an unrealized loss position may call into question our intent to hold other securities that are also in an unrealized loss position.  If we were to sell a portion of our securities in an unrealized loss position, we could be required to recognize the unrealized loss of the entire available-for-sale investment portfolio as a realized loss.

We have other receivable amounts subject to credit risk.  The most significant of these are reinsurance premiums receivable from ceding companies.  We also have reinsurance recoverable amounts from our retrocessionaires.  To mitigate credit risk related to reinsurance premiums receivable, we have established standards for ceding companies and, in most cases, have a contractual right of offset, thereby allowing us to settle claims net of any such reinsurance premiums receivable.  To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them.  Retrocessional coverage is obtained from companies with a financial strength rating of “A-” or better by A.M. Best or from retrocessionaires whose obligations are fully collateralized for exposures where losses become known and are paid in a relatively short period of time.  The financial performance and rating status of all material retrocessionnaires are routinely monitored.

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

 Foreign Currency Exchange Rate Risk

We operate on a worldwide basis and routinely transact business in various currencies other than the U.S. dollar.  Consequently, our principal exposure to foreign currency exchange rate risk is the transaction of business in foreign currencies.  Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency.  We manage our exposure to large foreign currency risks by holding invested assets denominated in non-U.S. dollar currencies in amounts that generally offset liabilities denominated in the same foreign currencies.  We may from time to time hold more non-U.S. dollar denominated assets than non-U.S. dollar liabilities.

 Sources of Fair Value

The following table presents the carrying amounts and estimated fair values of our financial instruments as of March 31, 2009 ($ in thousands):

	Carrying Amount	Fair Value

Financial assets:
Fixed maturity securities	$3,966,952	$3,966,952
Preferred stocks	1,879	1,879
Short-term investments	36,728	36,728

Financial liabilities:
Debt obligations	$250,000	$170,000
Derivative instruments	4,689	4,689

The fair value of our fixed maturity securities, preferred stocks, short-term investments and debt obligations are based on prices obtained from independent sources for those or similar investments using quoted prices in active markets and standard market valuation pricing models.  We valued approximately 51% of our securities using prices obtained from index providers, 42% using prices obtained from pricing vendors, and 7% using prices obtained from broker-dealers.  The inputs used in index pricing may include, but are not limited to, benchmark yields, transactional data, broker-dealer quotes, security cash flows and structures, credit ratings, prepayment speeds, loss severities, credit risks and default rates.  Standard inputs used by pricing vendors may include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers and industry and economic events.  Broker-dealers value securities through trading desks primarily based on observable inputs.  Our derivative instruments, which are included in other liabilities in the consolidated balance sheet, are priced at fair value, primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models.

ITEM 4.	CONTROLS AND PROCEDURES

 Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms.

 Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended March 31, 2009 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following are material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Risks Related to Laws and Regulations

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

In addition, our Bye-laws generally provide that any person owning, directly or beneficially, and in some cases indirectly through non-U.S. entities or constructively, common shares carrying 10% or more of the total voting rights attached to all of our outstanding common shares, will have the voting rights attached to such shares reduced so that it may not exercise 10% or more of such total voting rights of the common shares.  Because of the attribution provisions of the U.S. Internal Revenue Code of 1986, as amended, and the rules of the SEC regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder whether or not such shareholder directly holds 10% or more of our common shares while other shareholders may have their voting rights increased.  Further, the directors have the authority to require from any shareholder certain information for the purpose of determining whether that shareholder's voting rights are to be reduced.  Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives the directors discretion to disregard all votes attached to that shareholder's common shares.

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

Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda.  In addition, sales of common shares to persons resident in Bermuda for Bermuda exchange control purposes may require the prior approval of the Bermuda Monetary Authority (the “Authority”).  Consent under the Exchange Control Act 1972 (and its related regulations) has been obtained from the Authority for the issue and transfer of the common shares between non-residents of Bermuda for exchange control purposes, provided our shares remain listed on an appointed stock exchange, which includes the NYSE.  In giving such consent, neither the Authority nor the Registrar of Companies accepts any responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed herein or therein.

The foregoing provisions of our Bye-laws and legal restrictions will have the effect of rendering more difficult or discouraging unsolicited takeover bids from third parties or the removal of incumbent management.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Following is a summary of purchases by us of our common shares during the three month period ended March 31, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
			–
January 1, 2009 – January 31, 2009	–	$–	–	$243,837,782
February 1, 2009 – February 28, 2009	210,000	28.36	210,000	237,881,754
March 1, 2009 – March 31, 2009	2,041,804	26.51	2,041,804	183,747,182
Total	2,251,804	$26.69	2,251,804	$183,747,182

* On August 4, 2004, our board of directors established a program authorizing the repurchase of our common shares.  Since that date, our board of directors has approved increases in the repurchase program from time to time, most recently on April 30, 2009, to result in authority as of such date to repurchase up to a total of $250,000,000 of our common shares.

ITEM 6.	EXHIBITS

Exhibit Number		Description

10.1	*	Amended and Restated Share Unit Plan for Nonemployee Directors.
31.1		Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2		Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1		Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*   Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: April 30, 2009	/s/ Michael D. Price
By: Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2009	/s/ James A. Krantz
By: James A. Krantz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)