Form 10-Q
period 2009-06-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2009-07-29
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
     Yes ___     No  X

As of July 15, 2009, there were outstanding 49,778,459 common shares, par value $0.01 per share, of the registrant.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

TABLE OF CONTENTS
		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	1
	Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)	2
	Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	4
	Notes to the Consolidated Financial Statements for the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	39

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 6.	Exhibits	40

SIGNATURES		41

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,948,976 and $3,267,571, respectively)	$3,795,396	$3,063,804
Fixed maturity trading securities at fair value (amortized cost – $239,542 and $296,837, respectively)	250,525	305,237
Preferred stocks (cost – $1,879 and $3,087, respectively)	3,551	2,845
Short-term investments	13,849	75,036
Total investments	4,063,321	3,446,922
Cash and cash equivalents	335,937	813,017
Accrued investment income	33,813	29,041
Reinsurance premiums receivable	261,817	307,539
Reinsurance recoverable on ceded losses and loss adjustment expenses	16,452	12,413
Prepaid reinsurance premiums	8,263	10,897
Funds held by ceding companies	120,232	136,278
Deferred acquisition costs	43,720	50,719
Income tax recoverable	7,156	11,973
Deferred tax assets	63,804	71,444
Other assets	13,623	36,920
Total assets	$4,968,138	$4,927,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,394,330	$2,463,506
Unearned premiums	190,757	218,890
Debt obligations	250,000	250,000
Ceded premiums payable	6,675	2,918
Commissions payable	121,780	125,551
Other liabilities	51,892	56,901
Total liabilities	3,015,434	3,117,766

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, none and 5,750,000 shares issued and outstanding, respectively	–	57
Common shares, $.01 par value, 200,000,000 shares authorized, 49,778,459 and 47,482,161 shares issued and outstanding, respectively	498	475
Additional paid-in capital	1,020,631	1,114,135
Accumulated other comprehensive loss	(139,849)	(188,987)
Retained earnings	1,071,424	883,717
Total shareholders' equity	1,952,704	1,809,397

Total liabilities and shareholders' equity	$4,968,138	$4,927,163

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations (Unaudited) and
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2009 and 2008
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
Net premiums earned	$232,462	257,982	480,214	$559,833
Net investment income	44,077	46,932	78,323	95,994
Net realized gains (losses) on investments	10,794	(6,168)	31,364	(3,196)
Other income	5,212	716	5,444	620
Total revenue	292,545	299,462	595,345	653,251

Expenses:
Net losses and loss adjustment expenses	124,945	93,392	269,109	253,595
Net acquisition expenses	38,338	66,137	78,494	126,679
Net changes in fair value of derivatives	106	959	2,523	1,769
Total other-than-temporary impairment losses	10,194	–	13,654	–
Portion of impairment losses recognized in accumulated other comprehensive loss	(6,938)	–	(6,990)	–
Net impairment losses	3,256	–	6,664	–
Operating expenses	22,906	25,100	43,774	46,790
Net foreign currency exchange (gains) losses	(537)	1,998	459	(2,871)
Interest expense	4,756	4,751	9,511	9,501
Total expenses	193,770	192,337	410,534	435,463

Income before income tax expense	98,775	107,125	184,811	217,788
Income tax expense	645	4,768	1,759	10,260

Net income	98,130	102,357	183,052	207,528
Preferred dividends	–	2,602	1,301	5,204

Net income attributable to common shareholders	$98,130	99,755	181,751	$202,324

Earnings per share:
Basic earnings per share	$1.94	2.06	3.63	$4.02
Diluted earnings per share	$1.90	1.82	3.47	$3.58

Comprehensive income:
Net income	$98,130	102,357	183,052	$207,528
Other comprehensive income (loss) – net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	64,958	(38,876)	63,382	(42,997)
Comprehensive income	$163,088	63,481	246,434	$164,531

Shareholder dividends:
Preferred shareholder dividends declared	$–	2,602	2,602	$5,204
Dividends declared per preferred share	–	0.45	0.45	0.91
Common shareholder dividends declared	4,026	3,976	8,288	8,130
Dividends declared per common share	$0.08	0.08	0.16	$0.16

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
($ in thousands)

	2009	2008

Preferred shares:
Balances at beginning of period	$57	$57
Conversion of preferred shares	(57)	–
Balances at end of period	–	57

Common shares:
Balances at beginning of period	475	538
Issuance of common shares	–	1
Purchase of common shares	(37)	(63)
Settlement of equity awards	2	–
Conversion of preferred shares	57	–
Exercise of common share options	1	11
Balances at end of period	498	487

Additional paid-in capital:
Balances at beginning of period	1,114,135	1,338,466
Issuance of common shares	246	1,647
Purchase of common shares	(101,346)	(213,877)
Share based compensation	7,091	7,711
Settlement of equity awards	(1,070)	(925)
Exercise of common share options	1,575	24,444
Tax benefit of share options	–	69
Balances at end of period	1,020,631	1,157,535

Accumulated other comprehensive loss:
Balances at beginning of period	(188,987)	(24,339)
Cumulative effect of accounting change, net of deferred tax	(14,244)	–
Noncredit component of impairment losses on available-for-sale securities, net of deferred tax	(6,140)	–
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	69,522	(42,997)
Balances at end of period	(139,849)	(67,336)

Retained earnings:
Balances at beginning of period	883,717	683,655
Cumulative effect of accounting change, net of deferred tax	14,244	–
Net income	183,052	207,528
Preferred share dividends	(1,301)	(5,204)
Common share dividends	(8,288)	(8,130)
Balances at end of period	1,071,424	877,849

Total shareholders’ equity	$1,952,704	$1,968,592

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2009 and 2008
($ in thousands)

	2009	2008

Operating Activities:
Net income	$183,052	$207,528
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	10,398	3,955
Net realized investment (gains) losses	(31,364)	3,196
Net impairment losses	6,664	–
Net foreign currency exchange (gains) losses	459	(2,871)
Share based compensation	7,091	7,711
Deferred income tax benefit (expense)	3,818	(2,736)
Trading securities activities, net	199,030	38,575
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	(4,419)	267
Decrease (increase) in reinsurance premiums receivable	44,942	(15,387)
Decrease in funds held by ceding companies	15,885	8,001
Decrease in deferred acquisition costs	7,106	8,271
Decrease in net current income tax accounts	3,301	–
Decrease in net unpaid losses and loss adjustment expenses	(83,580)	(4,742)
Decrease in net unearned premiums	(26,827)	(37,722)
Increase (decrease) in ceded premiums payable	3,782	(1,562)
(Decrease) increase in commissions payable	(3,899)	10,142
Changes in other assets and liabilities	(11,565)	(14,773)
Other net	12	(316)
Net cash provided by operating activities	323,886	207,537

Investing Activities:
Proceeds from sale of available-for-sale securities	368,546	7,691
Proceeds from maturity or paydown of available-for-sale securities	296,086	668,560
Acquisition of available-for-sale securities	(1,301,166)	(820,720)
Acquisition of trading securities	(119,911)	–
Net change in short-term investments	61,485	(113,019)
Net cash used in investing activities	(694,960)	(257,488)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	(5,204)
Dividends paid to common shareholders	(8,288)	(8,130)
Purchase of common shares	(101,384)	(213,940)
Proceeds from exercise of share options	1,576	24,446
Net cash used in financing activities	(110,698)	(202,828)

Effect of foreign currency exchange rate changes on cash	4,692	1,608

Net decrease in cash and cash equivalents	(477,080)	(251,171)
Cash and cash equivalents at beginning of period	813,017	1,076,279

Cash and cash equivalents at end of period	$335,937	$825,108

Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$(5,610)	$11,213
Interest paid	$9,375	$9,375

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2009 and 2008

1.	Basis of Presentation and Significant Accounting Policies

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Platinum Holdings and its consolidated subsidiaries, including Platinum Bermuda, Platinum US, Platinum Re (UK) Limited (“Platinum UK”), Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings (“Platinum Regency”), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  In 2007, Platinum UK ceased underwriting reinsurance business.  All material inter-company transactions have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements included in this report as of and for the three and six months ended June 30, 2009 and 2008 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”).  FSP 115-2 amends previous guidance with respect to other-than-temporary impairment for debt securities.  The objective of the FASB was to make the guidance more operational and to improve presentation and disclosure of other-than-temporary impairments.  Under FSP 115-2, if we intend to sell a debt security or it is more likely than not that we will be required to sell the debt security before its anticipated recovery, we recognize an other-than-temporary impairment in the consolidated statement of operations equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  For debt securities, we must also determine that the present value of expected future cash flows from a debt security is greater than the amortized cost of the security; otherwise a credit loss has occurred.  If a credit loss exists, the impairment is separated into the portion related to credit loss and the portion related to all other factors.  FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted FSP 115-2 as of March 31, 2009.

Under FSP 115-2, for debt securities held at the time of adoption that we did not intend to sell and for which it was more likely than not that we would not have been required to sell before recovery of their amortized cost, we recognized the cumulative effect of initially applying FSP 115-2 as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income, net of deferred tax.  Upon adoption of FSP 115-2, we recorded a cumulative effect adjustment of $14,244,000, net of deferred tax, which decreased accumulated other comprehensive income and increased retained earnings as of January 1, 2009.  The cumulative effect adjustment included an increase in the amortized cost of certain available-for-sale securities of $15,103,000 and a decrease of deferred tax assets of $859,000.  The adjustment to the amortized cost of these securities represents other-than-temporary impairments not related to the credit loss that were recognized in earnings prior to the adoption of FSP 115-2.  The adoption did not have any impact on our shareholders’ equity and comprehensive income.  The effect of FSP 115-2 in 2009 was to increase net income by recognizing the portion of the other-than-temporary impairment not related to the credit loss in other comprehensive income.

In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased and emphasizes that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and not later than the adoption of FSP 115-2.  We adopted FSP 157-4 effective for the interim period ending March 31, 2009.

In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”).  FSP 107-1 increases the frequency of the disclosures about fair value with the objective of improving the transparency of financial reporting.  FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted FSP 107-1 effective for the interim period ending March 31, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” relating to an entity’s derivative and hedging activities and how these activities affect an entity’s financial position, financial performance and cash flows, with the objective of improving the transparency of financial reporting.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 did not have any material impact on the presentation of our consolidated financial statements.

Significant Accounting Policies

In accordance with FSP 115-2, if an available-for-sale security is determined to have a credit loss, the impairment is separated into:  (a) the portion of the total other-than-temporary impairment related to the credit loss, which is recognized in the consolidated statement of operations and (b) the portion of the impairment related to all other factors, which is recognized in other comprehensive income, net of deferred tax.  The changes in fair value related to securities with a net impairment loss recognized during the period are recorded as a separate component of accumulated other comprehensive income.

2.	Investments

Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities and preferred stocks as of June 30, 2009 ($ in thousands):

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-OTTI	Non-credit portion of OTTI	Fair Value

U.S. Government	$4,096	283	–	–	$4,379
U.S. Government agencies	666,390	19,187	84	–	685,493
Corporate bonds	714,486	16,814	23,925	–	707,375
Commercial mortgage-backed securities	472,462	929	76,191	241	396,959
Residential mortgage-backed securities	1,059,870	10,846	60,618	15,254	994,844
Asset-backed securities	91,053	105	27,350	5,441	58,367
Municipal bonds	647,132	11,194	8,739	–	649,587
Non-U.S. governments	293,487	5,189	284	–	298,392
Total fixed maturity available-for-sale securities	3,948,976	64,547	197,191	20,936	3,795,396
Preferred stocks	1,879	1,672	–	–	3,551
Total available-for-sale securities	$3,950,855	66,219	197,191	20,936	$3,798,947

U.S. Government agencies consist primarily of securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation.

Unrealized Gains and Losses

The following table sets forth the net changes in unrealized investment gains and losses on our available-for-sale securities for the three and six months ended June 30, 2009 ($ in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Available-for-sale securities	$69,109	$52,101
Less deferred tax	(4,151)	(2,963)
Cumulative effect of accounting change, net of deferred tax	–	14,244
Net change in unrealized gains and losses	$64,958	$63,382

The following table sets forth our unrealized losses on securities classified as available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009 ($ in thousands):

	Fair Value	Unrealized Loss

Less than twelve months:
U.S. government agencies	$10,216	$84
Corporate bonds	46,043	3,390
Commercial mortgage-backed securities	177,193	25,312
Residential mortgage-backed securities	610,146	26,435
Asset-backed securities	17,094	3,296
Municipal bonds	237,572	8,011
Non-U.S. governments	9,603	95
Total	$1,107,867	$66,623

Twelve months or more:
U.S. government agencies	$–	$–
Corporate bonds	143,015	20,535
Commercial mortgage-backed securities	202,349	51,120
Residential mortgage-backed securities	52,017	49,437
Asset-backed securities	12,093	29,495
Municipal bonds	17,060	728
Non-U.S. governments	8,777	189
Total	$435,311	$151,504

Total unrealized losses:
U.S. government agencies	$10,216	$84
Corporate bonds	189,058	23,925
Commercial mortgage-backed securities	379,542	76,432
Residential mortgage-backed securities	662,163	75,872
Asset-backed securities	29,187	32,791
Municipal bonds	254,632	8,739
Non-U.S. governments	18,380	284
Total	$1,543,178	$218,127

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or were the result of “other-than-temporary impairments.”  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  These factors include, but are not limited to, the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, the collateral structure and the credit support that may be applicable.  If the present value of expected future cash flows of a debt security is less than the amortized cost of the security, then we estimate the amount of the credit loss.  If a credit loss exists, the impairment is separated into the portion related to credit loss and the portion related to all other factors, which is calculated as amortized cost less fair value plus the credit loss.

Investment holdings within our corporate bond portfolio were diversified across approximately 30 industry sectors and across many individual issuers and issues within each sector.  As of June 30, 2009, the single largest unrealized loss within our corporate bond portfolio was $2,400,000 related to a security with an amortized cost of $7,395,000.  We evaluate the credit worthiness of our corporate bond portfolio by reviewing various metrics of the issuer including, but not limited to, financial condition and credit ratings of the issuer as well as other public information.

Our commercial mortgage-backed securities (“CMBS”) are evaluated on a periodic basis using analytical techniques and various metrics including, but not limited to, the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures.  We recorded credit impairment losses related to CMBS of $345,000 and $980,000, for the three and six months ended June 30, 2009, respectively.

Our residential mortgage-backed securities (“RMBS”) include U.S. Government agency backed RMBS and non-agency backed RMBS.  Our securities with underlying sub-prime mortgages as collateral are included in asset-backed securities.  As of June 30, 2009, the single largest unrealized loss was a sub-prime asset-backed security with an amortized cost of $10,088,000 and an unrealized loss of $9,020,000.  We analyze our RMBS and sub-prime asset-backed securities on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the break-even loss, which represents the point at which our tranche would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if credit impairment has occurred.  We recorded credit impairment losses related to non-agency RMBS of $2,334,000 and $3,759,000, for the three and six months ended June 30, 2009, respectively.  We also recorded credit impairment losses related to sub-prime asset-backed securities of $577,000 and $717,000, for the three and six months ended June 30, 2009, respectively.

The following table sets forth a summary of the credit losses recognized on our available-for-sale debt securities ($ in thousands):

Beginning balance at January 1, 2009	$–
Cumulative effect of accounting change	2,300
Credit losses on securities not previously impaired	2,728
Additional credit losses on securities previously impaired	2,728
Ending balance at June 30, 2009	$7,756

In evaluating the potential for other-than-temporary impairment, we consider our intent to sell a security and the likelihood that we may be required to sell a security before the unrealized loss is recovered.  Our intent to sell a security is based, in part, on adverse changes in the credit worthiness of a debt issuer, pricing and other market conditions, and our anticipated net cash flows.  If we determine that we intend to sell a security that is in an unrealized loss position, then the unrealized loss related to such security, representing the difference between the security’s amortized cost and its fair value, is recognized as a realized loss in our consolidated statement of operations at the time we determine our intent is to sell.

We evaluate the unrealized losses of our perpetual preferred stocks by individual issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities will increase and we will recover our cost.  If we are unable to forecast a reasonable period of time in which we will recover the cost of our perpetual preferred stocks, we record an impairment charge in our consolidated statement of operations for the entire unrealized loss.  We recorded other-than-temporary impairment losses related to our perpetual preferred stocks of $1,208,000, for the six months ended June 30, 2009.  We did not determine that any perpetual preferred stocks required an other-than-temporary impairment loss for the six months ended June 30, 2008.

Overall, we believe that the gross unrealized loss in our available-for-sale portfolio represents temporary declines in fair value, is not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses recorded in future periods.

Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of June 30, 2009 ($ in thousands):

U.S. Government	$104,734
Insurance-linked securities	19,531
Corporate bonds	2,321
Non-U.S. governments	123,939
Total trading securities	$250,525

We elected to apply the fair value measurement attributes of Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”), to our investments in U.S. Treasury Inflation-Protected Securities (“TIPS”) and insurance-linked securities.  We believe that recognizing changes in the fair value of the TIPS in net realized investment gains (losses) in our consolidated statement of operations is a better presentation of the total return on these securities.  Insurance-linked securities have exposure to catastrophe loss, which we actively manage.  We believe that the various risk elements of insurance-linked securities are more appropriately accounted for in accordance with the fair value measurement attributes of SFAS 159.  We have included TIPS and insurance-linked securities at a fair value of $124,265,000 in our fixed maturity trading securities on our consolidated balance sheets, and have recorded net favorable changes in the fair value of $4,067,000 and $2,815,000 in net realized investment gains related to these securities in our consolidated statements of operations for the three and six months ended June 30, 2009, respectively.  Purchases and sales of these securities are included in investing activities in our consolidated statements of cash flows.

Net Investment Income

The following table sets forth our net investment income for the three and six months ended June 30, 2009 ($ in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Fixed maturity securities	$44,158	$77,724
Short-term investments and cash and cash equivalents	321	1,297
Funds held	837	1,709
Subtotal	45,316	80,730
Less investment expenses	1,239	2,407
Net investment income	$44,077	$78,323

Net Realized Investment Gains and Losses

The following table sets forth our net realized investment gains and losses for the three and six months ended June 30, 2009 ($ in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Net gains (losses) on the sale of investments:
Gross realized gains	$8,155	$30,317
Gross realized losses	(156)	(549)
Subtotal	7,999	29,768
Mark-to-market adjustments on trading securities	2,795	1,596
Net realized investment gains	$10,794	$31,364

Maturities

Actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.  The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of June 30, 2009 ($ in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$165,883	$167,450
Due from one to five years	1,467,763	1,506,254
Due from five to ten years	523,206	525,331
Due in ten or more years	408,281	396,716
Mortgage-backed and asset-backed securities	1,623,385	1,450,170
Total	$4,188,518	$4,045,921

3.	Fair Value Measurements

We classify our assets and liabilities in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.  This classification requires judgment in assessing the market and pricing methodologies for a particular security.  We obtain prices for all of our fixed maturity securities, preferred stocks and short-term investments from pricing services, which include index providers, pricing vendors and broker-dealers.  Quoted prices we receive from pricing services are classified as Level 1 as defined by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).

We consider prices for actively traded government securities and exchange traded preferred stocks to be based on quoted prices in active markets for identical assets (Level 1 as defined by SFAS 157).  The fair values of our other fixed maturity securities, which generally include mortgage-backed and asset-backed securities, corporate bonds, municipal bonds, and bonds issued or guaranteed by governmental entities, are based on prices obtained from independent pricing vendors, index providers, or broker-dealers using observable inputs (Level 2 as defined by SFAS 157).  The inputs used in index pricing may include, but are not limited to, benchmark yields, transactional data, broker-dealer quotes, security cash flows and structures, credit ratings, prepayment speeds, loss severities, credit risks and default rates.  Standard inputs used by pricing vendors may include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers and industry and economic events.  Broker-dealers value securities through trading desks primarily based on observable inputs.  The fair values of our derivative instruments, which are included in other liabilities in our consolidated balance sheets, are determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models (Level 3 as defined by SFAS 157).

The following table presents the fair value measurement levels for all assets and liabilities which the Company has recorded at fair value as of June 30, 2009 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3

Financial assets:
U.S. Government	$109,113	109,113	–	$–
U.S. Government agencies	685,493	–	685,493	–
Corporate	709,696	20,433	689,263	–
Commercial mortgage-backed securities	396,959	–	396,959	–
Residential mortgage-backed securities	994,844	–	994,844	–
Asset-backed securities	58,367	–	58,367	–
Municipal bonds	649,587	–	649,587	–
Non-U.S. governments	422,331	36,556	385,775	–
Insurance-linked securities	19,531	–	19,531	–
Preferred stocks	3,551	3,551	–	–
Short-term investments	13,849	–	13,849	–
Total	$4,063,321	169,653	3,893,668	$–

Financial liabilities:
Derivative instruments	2,447	–	–	2,447
Total	$2,447	–	–	$2,447

The following table presents the reconciliation of the beginning and ending fair value measurements of our Level 3 liabilities, consisting of derivative instruments, measured at fair value using significant unobservable inputs for the six months ended June 30, 2009 ($ in thousands):

Beginning balance at January 1, 2009	$(4,753)
Purchases, issuances, and settlements	4,829
Total unrealized and realized losses included in earnings	(2,523)
Ending balance at June 30, 2009	$(2,447)
Losses for the period attributable to the net change in unrealized losses relating to liabilities outstanding	$(2,523)

The net change in unrealized losses for the six months ended June 30, 2009 of $2,523,000 relating to derivative instruments outstanding was included in the net changes in fair value of derivatives in our consolidated statement of operations.  We settled balances of $4,829,000 on derivatives in the six months ended June 30, 2009 and such payments were also included in the net changes in fair value of derivatives in our consolidated statement of operations.

4.	Derivative Instruments

In August 2008, we entered into a derivative agreement with Topiary Capital Limited (“Topiary”), a Cayman Islands special purpose vehicle, that provides us with the ability to recover up to $200,000,000 should two catastrophic events involving U.S. wind, U.S. earthquake, European wind or Japanese earthquake occur that meet specified loss criteria during any of three annual periods commencing August 1, 2008.  Any recovery we make under this contract is based on insured property industry loss estimates for the U.S. perils and European wind and a parametric index for Japanese earthquake events.  Recovery is based on both a physical and a financial variable and is not based on actual losses we may incur.  Consequently, the transaction is accounted for as a derivative and carried at the estimated net fair value.

Under the terms of the agreement, we pay Topiary approximately $9,650,000 during each of the three annual periods.  The net derivative liability at June 30, 2009 of $2,447,000 was included in other liabilities on our consolidated balance sheet.  The net change in fair value for the six months ended June 30, 2009 of $2,523,000 was included in the change in fair value of derivatives on our consolidated statement of operations.

Topiary’s limit of loss is collateralized with high quality investment grade securities in a secured collateral account.  The performance of the securities in the collateral account is guaranteed under a total return swap agreement with Goldman Sachs International whose obligations under the swap agreement are guaranteed by Goldman Sachs Group, Inc.

5.	Earnings per Share

The following is a calculation of the basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008 ($ in thousands, except per share data):

	Net Income	Weighted Average Shares Outstanding	Earnings per Share

Three Months Ended June 30, 2009:
Basic earnings per share:
Net income attributable to common shareholders	$98,130	50,580	$1.94
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	1,014
Adjusted net income for diluted earnings per share	$98,130	51,594	$1.90

	Net Income	Weighted Average Shares Outstanding	Earnings per Share

Three Months Ended June 30, 2008:
Basic earnings per share:
Net income attributable to common shareholders	$99,755	48,468	$2.06
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,676
Conversion of preferred shares	–	4,953
Preferred share dividends	2,602	–
Adjusted net income for diluted earnings per share	$102,357	56,097	$1.82

Six Months Ended June 30, 2009:
Basic earnings per share:
Net income attributable to common shareholders	$181,751	50,105	$3.63
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	1,114
Conversion of preferred shares	–	1,525
Preferred share dividends	1,301	–
Adjusted net income for diluted earnings per share	$183,052	52,744	$3.47

Six Months Ended June 30, 2008:
Basic earnings per share:
Net income attributable to common shareholders	$202,324	50,286	$4.02
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,707
Conversion of preferred shares	–	5,028
Preferred share dividends	5,204	–
Adjusted net income for diluted earnings per share	$207,528	58,021	$3.58

6.	Operating Segment Information

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

In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, interest expense and certain corporate expenses to segments.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of underwriting income to income before income tax expense for the three and six months ended June 30, 2009 and 2008 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

Three Months Ended June 30, 2009:
Net premiums written	$113,405	87,459	7,253	$208,117

Net premiums earned	128,316	99,161	4,985	232,462
Net losses and LAE	62,807	61,042	1,096	124,945
Net acquisition expenses	13,526	20,406	4,406	38,338
Other underwriting expenses	9,123	6,130	400	15,653
Segment underwriting income (loss)	$42,860	11,583	(917)	53,526

Net investment income				44,077
Net realized investment gains				10,794
Net impairment losses				(3,256)
Net changes in fair value of derivatives				(106)
Net foreign currency exchange gains				537
Other income				5,212
Corporate expenses not allocated to segments				(7,253)
Interest expense				(4,756)
Income before income tax expense				$98,775

Ratios:
Net loss and LAE	48.9%	61.6%	22.0%	53.7%
Net acquisition expense	10.5%	20.6%	88.4%	16.5%
Other underwriting expense	7.1%	6.2%	8.0%	6.7%
Combined	66.5%	88.4%	118.4%	76.9%

Three Months Ended June 30, 2008:
Net premiums written	$118,588	102,893	3,379	$224,860

Net premiums earned	141,716	113,245	3,021	257,982
Net losses and LAE	33,367	66,783	(6,758)	93,392
Net acquisition expenses	24,774	32,214	9,149	66,137
Other underwriting expenses	9,635	6,991	365	16,991
Segment underwriting income	$73,940	7,257	265	81,462

Net investment income				46,932
Net realized investment losses				(6,168)
Net changes in fair value of derivatives				(959)
Net foreign currency exchange losses				(1,998)
Other income				716
Corporate expenses not allocated to segments				(8,109)
Interest expense				(4,751)
Income before income tax expense				$107,125

Ratios:
Net loss and LAE	23.5%	59.0%	(223.7%)	36.2%
Net acquisition expense	17.5%	28.4%	302.8%	25.6%
Other underwriting expense	6.8%	6.2%	12.1%	6.6%
Combined	47.8%	93.6%	91.2%	68.4%

	Property and Marine	Casualty	Finite Risk	Total

Six Months Ended June 30, 2009:
Net premiums written	$255,140	185,473	12,776	$453,389

Net premiums earned	261,987	209,121	9,106	480,214
Net losses and LAE	140,258	120,183	8,668	269,109
Net acquisition expenses	30,890	46,627	977	78,494
Other underwriting expenses	17,282	11,799	700	29,781
Segment underwriting income (loss)	$73,557	30,512	(1,239)	102,830

Net investment income				78,323
Net realized investment gains				31,364
Net impairment losses				(6,664)
Net changes in fair value of derivatives				(2,523)
Net foreign currency exchange losses				(459)
Other income				5,444
Corporate expenses not allocated to segments				(13,993)
Interest expense				(9,511)
Income before income tax expense				$184,811

Ratios:
Net loss and LAE	53.5%	57.5%	95.2%	56.0%
Net acquisition expense	11.8%	22.3%	10.7%	16.3%
Other underwriting expense	6.6%	5.6%	7.7%	6.2%
Combined	71.9%	85.4%	113.6%	78.5%

Six Months Ended June 30, 2008:
Net premiums written	$287,405	228,469	5,257	$521,131

Net premiums earned	295,106	260,740	3,987	559,833
Net losses and LAE	95,406	166,176	(7,987)	253,595
Net acquisition expenses	45,428	69,702	11,549	126,679
Other underwriting expenses	18,231	13,786	675	32,692
Segment underwriting income (loss)	$136,041	11,076	(250)	146,867

Net investment income				95,994
Net realized investment losses				(3,196)
Net changes in fair value of derivatives				(1,769)
Net foreign currency exchange gains				2,871
Other income				620
Corporate expenses not allocated to segments				(14,098)
Interest expense				(9,501)
Income before income tax expense				$217,788

Ratios:
Net loss and LAE	32.3%	63.7%	(200.3%)	45.3%
Net acquisition expense	15.4%	26.7%	289.7%	22.6%
Other underwriting expense	6.2%	5.3%	16.9%	5.8%
Combined	53.9%	95.7%	106.3%	73.7%

7.	Income Taxes

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

8.	Condensed Consolidating Financial Information

Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary of Platinum Regency.  The outstanding Series B 7.5% Notes issued by Platinum Finance, due June 1, 2017, are fully and unconditionally guaranteed by Platinum Holdings.

The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States, the United Kingdom and Ireland.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by Platinum US to Platinum Finance in 2009 without prior regulatory approval is estimated to be approximately $57,407,000.  The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2009, including Platinum US, without prior regulatory approval is estimated to be approximately $386,380,000.  During the six months ended June 30, 2009, dividends of $65,000,000 were paid by Platinum Bermuda to Platinum Holdings, and dividends of $20,000,000 were paid by Platinum US to Platinum Finance.  Subsequent to June 30, 2009, a dividend of $40,000,000 was paid by Platinum Bermuda to Platinum Holdings.

The tables below present condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 ($ in thousands):

Condensed Consolidating Balance Sheet June 30, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	1,530	4,061,791	–	$4,063,321
Investment in subsidiaries	1,930,225	516,867	318,004	(2,765,096)	–
Cash and cash equivalents	13,760	40,056	282,121	–	335,937
Reinsurance assets	–	–	450,484	–	450,484
Other assets	14,369	2,279	101,748	–	118,396
Total assets	$1,958,354	560,732	5,214,148	(2,765,096)	$4,968,138

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,713,542	–	$2,713,542
Debt obligations	–	250,000	–	–	250,000
Other liabilities	5,650	(932)	47,174	–	51,892
Total liabilities	5,650	249,068	2,760,716	–	3,015,434

Shareholders’ Equity
Common shares	498	–	6,250	(6,250)	498
Additional paid-in capital	1,020,631	212,592	1,883,124	(2,095,716)	1,020,631
Accumulated other comprehensive loss	(139,849)	(22,394)	(162,269)	184,663	(139,849)
Retained earnings	1,071,424	121,466	726,327	(847,793)	1,071,424
Total shareholders’ equity	1,952,704	311,664	2,453,432	(2,765,096)	1,952,704

Total liabilities and shareholders’ equity	$1,958,354	560,732	5,214,148	(2,765,096)	$4,968,138

Condensed Consolidating Balance Sheet December 31, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	2,140	3,444,782	–	$3,446,922
Investment in subsidiaries	1,736,321	518,682	302,500	(2,557,503)	–
Cash and cash equivalents	66,325	10,468	736,224	–	813,017
Reinsurance assets	–	–	517,846	–	517,846
Other assets	14,158	2,652	132,568	–	149,378
Total assets	$1,816,804	533,942	5,133,920	(2,557,503)	$4,927,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,810,865	–	$2,810,865
Debt obligations	–	250,000	–	–	250,000
Other liabilities	7,407	2,412	47,082	–	56,901
Total liabilities	7,407	252,412	2,857,947	–	3,117,766

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	475	–	6,250	(6,250)	475
Additional paid-in capital	1,114,135	194,264	1,898,582	(2,092,846)	1,114,135
Accumulated other comprehensive loss	(188,987)	(27,899)	(216,870)	244,769	(188,987)
Retained earnings	883,717	115,165	588,011	(703,176)	883,717
Total shareholders' equity	1,809,397	281,530	2,275,973	(2,557,503)	1,809,397

Total liabilities and shareholders’ equity	$1,816,804	533,942	5,133,920	(2,557,503)	$4,927,163

Consolidating Statement of Operations For the Three Months Ended June 30, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	232,462	–	$232,462
Net investment income	14	41	44,022	–	44,077
Net realized investment gains	–	–	10,794	–	10,794
Other income	448	–	4,764	–	5,212
Total revenue	462	41	292,042	–	292,545
Expenses:
Net losses and loss adjustment expenses	–	–	124,945	–	124,945
Net acquisition expenses	–	–	38,338	–	38,338
Net changes in fair value of derivatives	–	–	106	–	106
Net impairment losses	–	–	3,256	–	3,256
Operating expenses	6,616	111	16,179	–	22,906
Net foreign currency exchange gains	–	–	(537)	–	(537)
Interest expense	–	4,756	–	–	4,756
Total expenses	6,616	4,867	182,287	–	193,770

Income (loss) before income tax expense (benefit)	(6,154)	(4,826)	109,755	–	98,775
Income tax expense (benefit)	150	(1,515)	2,010	–	645

Income (loss) before equity in earnings of subsidiaries	(6,304)	(3,311)	107,745	–	98,130
Equity in earnings of subsidiaries	104,434	7,414	5,083	(116,931)	–

Net income	$98,130	4,103	112,828	(116,931)	$98,130

Consolidating Statement of Operations For the Three Months Ended June 30, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	257,982	–	$257,982
Net investment income	255	175	46,502	–	46,932
Net realized gains (losses) on investments	–	1	(6,169)	–	(6,168)
Other income	635	–	81	–	716
Total revenue	890	176	298,396	–	299,462
Expenses:
Net losses and loss adjustment expenses	–	–	93,392	–	93,392
Net acquisition expenses	–	–	66,137	–	66,137
Net changes in fair value of derivatives	–	–	959	–	959
Operating expenses	7,967	80	17,053	–	25,100
Net foreign currency exchange losses	–	–	1,998	–	1,998
Interest expense	–	4,751	–	–	4,751
Total expenses	7,967	4,831	179,539	–	192,337

Income (loss) before income tax expense (benefit)	(7,077)	(4,655)	118,857	–	107,125
Income tax expense (benefit)	300	(797)	5,265	–	4,768

Income (loss) before equity in earnings of subsidiaries	(7,377)	(3,858)	113,592	–	102,357
Equity in earnings of subsidiaries	109,734	11,961	8,329	(130,024)	–

Net income	102,357	8,103	121,921	(130,024)	102,357
Preferred dividends	2,602	–	–	–	2,602

Net income attributable to common shareholders	$99,755	8,103	121,921	(130,024)	$99,755

Consolidating Statement of Operations For the Six Months Ended June 30, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	480,214	–	$480,214
Net investment income	44	61	78,218	–	78,323
Net realized investment gains	–	–	31,364	–	31,364
Other income	902	–	4,542	–	5,444
Total revenue	946	61	594,338	–	595,345
Expenses:
Net losses and loss adjustment expenses	–	–	269,109	–	269,109
Net acquisition expenses	–	–	78,494	–	78,494
Net changes in fair value of derivatives	–	–	2,523	–	2,523
Net impairment losses	–	–	6,664	–	6,664
Operating expenses	13,159	219	30,396	–	43,774
Net foreign currency exchange losses	–	–	459	–	459
Interest expense	–	9,511	–	–	9,511
Total expenses	13,159	9,730	387,645	–	410,534

Income (loss) before income tax expense (benefit)	(12,213)	(9,669)	206,693	–	184,811
Income tax expense (benefit)	300	(3,210)	4,669	–	1,759

Income (loss) before equity in earnings of subsidiaries	(12,513)	(6,459)	202,024	–	183,052
Equity in earnings of subsidiaries	195,565	11,165	5,454	(212,184)	–

Net income	183,052	4,706	207,478	(212,184)	183,052
Preferred dividends	1,301	–	–	–	1,301

Net income attributable to common shareholders	$181,751	4,706	207,478	(212,184)	$181,751

Consolidating Statement of Operations For the Six Months Ended June 30, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	559,833	–	$559,833
Net investment income	855	400	94,739	–	95,994
Net realized gains (losses) on investments	–	4	(3,200)	–	(3,196)
Other income (expense)	1,084	–	(464)	–	620
Total revenue	1,939	404	650,908	–	653,251
Expenses:
Net losses and loss adjustment expenses	–	–	253,595	–	253,595
Net acquisition expenses	–	–	126,679	–	126,679
Net changes in fair value of derivatives	–	–	1,769	–	1,769
Operating expenses	13,816	180	32,794	–	46,790
Net foreign currency exchange gains	–	–	(2,871)	–	(2,871)
Interest expense	–	9,501	–	–	9,501
Total expenses	13,816	9,681	411,966	–	435,463

Income (loss) before income tax expense (benefit)	(11,877)	(9,277)	238,942	–	217,788
Income tax expense (benefit)	300	(2,305)	12,265	–	10,260

Income (loss) before equity in earnings of subsidiaries	(12,177)	(6,972)	226,677	–	207,528
Equity in earnings of subsidiaries	219,705	25,426	19,336	(264,467)	–

Net income	207,528	18,454	246,013	(264,467)	207,528
Preferred dividends	5,204	–	–	–	5,204

Net income attributable to common shareholders	$202,324	18,454	246,013	(264,467)	$202,324

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(6,866)	(9,448)	340,200	–	$323,886

Investing Activities:
Proceeds from sale of available-for-sale securities	–	–	368,546	–	368,546
Purchase of subsidiary shares	–	–	(18,367)	18,367	–
Proceeds from maturity or paydown of available-for-sale securities	–	668	295,418	–	296,086
Acquisition of available-for-sale securities	–	–	(1,301,166)	–	(1,301,166)
Acquisition of trading securities	–	–	(119,911)	–	(119,911)
Increase in short-term investments	–	–	61,485	–	61,485
Dividends from subsidiaries	65,000	20,000	–	(85,000)	–
Net cash provided by (used in) investing activities	65,000	20,668	(713,995)	(66,633)	(694,960)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	–	–	–	(2,602)
Dividends paid to common shareholders	(8,288)	–	(85,000)	85,000	(8,288)
Proceeds from exercise of share options	1,576	–	–	–	1,576
Purchase of common shares	(101,384)	–	–	–	(101,384)
Proceeds from common share issuance	–	18,367	–	(18,367)	–
Net cash provided by (used in) financing activities	(110,698)	18,367	(85,000)	66,633	(110,698)
Effect of foreign currency exchange rate changes on cash	–	–	4,692	–	4,692

Net increase (decrease) in cash and cash equivalents	(52,564)	29,587	(454,103)	–	(477,080)
Cash and cash equivalents at beginning of period	66,325	10,468	736,224	–	813,017

Cash and cash equivalents at end of period	$13,761	40,055	282,121	–	$335,937

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(6,712)	(7,666)	221,915	–	$207,537

Investing Activities:
Proceeds from sale of available-for-sale securities	–	–	7,691	–	7,691
Proceeds from maturity or paydown of available-for-sale securities	–	542	668,018	–	668,560
Acquisition of available-for-sale securities	–	–	(820,720)	–	(820,720)
Increase in short-term investments	–	–	(113,019)	–	(113,019)
Dividends from subsidiaries	185,000	–	–	(185,000)	–
Net cash provided by (used in) investing activities	185,000	542	(258,030)	(185,000)	(257,488)

Financing Activities:
Dividends paid to preferred shareholders	(5,204)	–	–	–	(5,204)
Dividends paid to common shareholders	(8,130)	–	(185,000)	185,000	(8,130)
Proceeds from exercise of share options	24,446	–	–	–	24,446
Purchase of common shares	(213,940)	–	–	–	(213,940)
Net cash used in financing activities	(202,828)	–	(185,000)	185,000	(202,828)
Effect of foreign currency exchange rate changes on cash	–	–	1,608	–	1,608

Net increase (decrease) in cash and cash equivalents	(24,540)	(7,124)	(219,507)	–	(251,171)
Cash and cash equivalents at beginning of period	39,592	18,349	1,018,338	–	1,076,279

Cash and cash equivalents at end of period	$15,052	11,225	798,831	–	$825,108

9.	Company Share Repurchases

Our board of directors has authorized the repurchase of up to $250,000,000 of our common shares through a share repurchase program.  Since the program was established, our board has monitored the level of share repurchase activity and periodically restored the repurchase authority under the program to $250,000,000, most recently on July 23, 2009.  During the six months ended June 30, 2009, we repurchased 3,735,288 of our common shares in the open market at an aggregate cost, including commissions, of $101,384,000 and a weighted average cost, including commissions, of $27.14 per share.  All of the common shares we repurchased were canceled.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 and the “Note on Forward-Looking Statements” on pages 36-37 of this Quarterly Report on Form 10-Q for the period ended June 30, 2009 (this “Form 10-Q”).  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

 Overview

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) was organized in 2002 as a Bermuda holding company and had $2.2 billion in capital as of June 30, 2009.  We operate through our two licensed reinsurance subsidiaries, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”) and Platinum Underwriters Reinsurance, Inc. (“Platinum US”).  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

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

In 2005, an unprecedented level of hurricane losses caused many reinsurers to report significant net losses, after which rating agencies imposed higher capital requirements.  Both reinsurers and their clients reassessed their catastrophe pricing parameters and procedures.  The result was an increase in catastrophe pricing, particularly for wind exposures in the United States, in 2006 and the beginning of 2007.  A number of new companies were formed to take advantage of the improved pricing.  The combination of additional capacity and a lack of major catastrophe activity in 2006 and 2007 led to a decline in pricing for catastrophe exposed reinsurance in the second half of 2007.  After initially stabilizing, the weakening of non-catastrophe pricing resumed in late 2006 and continued throughout 2007.  The pricing of reinsurance continued to decline in the first half of 2008.  During the second half of 2008 and the first quarter of 2009, the financial markets experienced significant adverse credit events and a loss of liquidity that adversely impacted the fair values of invested assets and reduced the amount of capital in the insurance industry.  The financial markets improved during the second quarter of 2009, which favorably impacted fair values of invested assets and capital.  In addition, the 2008 hurricane season resulted in substantial losses to the insurance and reinsurance industry.

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

For the Property and Marine segment, catastrophe rate adequacy improved most in catastrophe exposed areas of the United States.  We seek to limit the estimated probable maximum loss to a specific level for severe catastrophic events.  We currently expect to limit the probable maximum pre-tax loss for 2009 to no more than 22.5% of total capital for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we may change this threshold at any time.  The estimated probable maximum loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $402 million and $293 million as of July 1, 2009 and January 1, 2009, respectively.  The non-renewal of various retrocessional agreements contributed $51 million to the increase.

For the Casualty segment, we believe the decline in rate adequacy of the past few years has slowed, and, in some cases, reinsurance terms have improved.  We believe that the market offers adequate returns on certain accounts.  We believe that financial security is a significant concern for buyers of long-tailed reinsurance protection who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record.  We believe that our rating, capitalization and reputation as a lead casualty reinsurer position us well to write profitable business as opportunities arise.

We found relatively more attractive opportunities in our Property and Marine segment and relatively fewer attractive opportunities in our Casualty segment.  Therefore, Property and Marine business may represent a larger proportion of our overall book of business in future periods, which could increase the volatility of our results of operations.

In the Finite Risk segment, we expect that the relatively low level of demand will continue for the foreseeable future.

 Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make many estimates and valuation assumptions that affect the reported amounts of assets, liabilities (including unpaid losses and LAE), revenues and expenses, and related disclosures of contingent liabilities.  Certain of these estimates and assumptions result from judgments that are necessarily subjective.  Actual results may differ materially from these estimates.  Our critical accounting estimates include premiums written and earned, unpaid losses and LAE, estimates of reinsurance recoverable, valuation of investments and evaluation of risk transfer.  For a detailed discussion of the Company’s critical accounting estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”).  See discussion of recently issued accounting pronouncements and significant accounting policies in Note 1 to the consolidated financial statements in this Form 10-Q.

 Results of Operations

Three Months Ended June 30, 2009 as Compared with the Three Months Ended June 30, 2008

Net income and diluted earnings per share for the three months ended June 30, 2009 and 2008 were as follows ($ in thousands, except earnings per share):

	2009	2008	Increase (decrease)

Net income	$98,130	102,357	$(4,227)
Average shares outstanding used to calculate diluted earnings per share	51,594	56,097	(4,503)
Diluted earnings per share	$1.90	1.82	$0.08

The decrease in net income in 2009 as compared with 2008 was primarily due to a decrease in net underwriting income, partially offset by an increase in net realized investment gains.  Net underwriting income consists of net premiums earned, less net losses and LAE, net acquisition expenses and operating costs related to underwriting operations.

Diluted earnings per share increased primarily due to the decrease in the average shares outstanding used to calculate diluted earnings per share.  The average shares outstanding used to calculate diluted earnings per share decreased in 2009 as compared with 2008 as a result of share repurchases.  We repurchased 11,498,580 common shares in the period from January 1, 2008 through June 30, 2009.  The effect of these share repurchases on the average shares outstanding used to calculate diluted earnings per share in 2009 was greater than the effect in 2008 by 5,360,652 shares and the percentage decrease in average shares outstanding used to calculate diluted earnings per share exceeded the percentage decrease in net income.  Consequently, diluted earnings per share increased even though net income decreased.

Underwriting Results

Net underwriting income for the three months ended June 30, 2009 and 2008 was $53,526,000 and $81,462,000, respectively.  Net premiums written decreased in 2009 as compared with 2008 primarily due to decreases in premiums written across most classes in the Casualty segment and decreases in the Property and Marine segment as we reduced our exposure to catastrophe events, most significantly in the renewal of contracts effective January 1, 2009.  The decrease in net underwriting income in 2009 as compared with 2008 was due to less net favorable development in 2009 as well as a decrease in net premiums earned.  Net favorable development is the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions.  Net favorable development was $23,555,000 and $36,826,000 in 2009 and 2008, respectively.

The net favorable loss development in 2009 related to prior years was primarily in the Casualty segment.  Actual reported losses in certain casualty classes were significantly less than expected and gained sufficient credibility in the current period to reduce estimated ultimate losses.  We do not believe that the net favorable loss development experienced in 2009 is indicative of prospective net development of unpaid losses and LAE as of June 30, 2009 because the conditions and trends that affected the net favorable development of prior years’ unpaid losses and LAE may not necessarily exist in the future.

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

Property and Marine

The Property and Marine operating segment generated 54.5% and 52.7% of our net premiums written for the three months ended June 30, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the three months ended June 30, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Gross premiums written	$120,498	128,022	$(7,524)
Ceded premiums written	7,093	9,434	(2,341)
Net premiums written	113,405	118,588	(5,183)

Net premiums earned	128,316	141,716	(13,400)
Net losses and LAE	62,807	33,367	29,440
Net acquisition expenses	13,526	24,774	(11,248)
Other underwriting expenses	9,123	9,635	(512)
Property and Marine segment underwriting income	$42,860	73,940	$(31,080)

Ratios:
Net loss and LAE	48.9%	23.5%	25.4 points
Net acquisition expense	10.5%	17.5%	(7.0) points
Other underwriting expense	7.1%	6.8%	0.3 points
Combined	66.5%	47.8%	18.7 points

The decrease in underwriting income in 2009 as compared with 2008 was primarily due to the difference in the net development of prior years’ premiums and losses.  There was $6,215,000 of net favorable development in 2009 as compared with net favorable development of $22,371,000 in 2008.  The decline in underwriting income was also attributable to the decline in net premiums earned in the property catastrophe classes which have lower combined ratios in the absence of catastrophes than the remainder of the segment.

The decrease in gross premiums written in 2009 as compared with 2008 was primarily in the catastrophe excess, risk excess and ocean marine excess classes where we reduced our exposure to catastrophe events.  Net premiums earned in 2009 decreased as a result of the decrease in net premiums written.

The increases in net losses and LAE and the related net loss and LAE ratios in 2009 as compared with 2008 were primarily due to the difference in net loss development.  Net unfavorable loss development was $1,047,000 in 2009 as compared with net favorable loss development of $22,857,000 in 2008.  Net development in 2009 and 2008 was primarily attributable to a level of cumulative losses reported by our ceding companies that was different from expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The following table sets forth the net favorable (unfavorable) development in 2009 of prior years’ unpaid losses and LAE and the related impact on premiums and commissions by reserving class ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Total

Property Excess-of-Loss per Risk	$4,999	(23)	318	$5,294
Catastrophe Excess-of-Loss (non-major events)	1,485	94	95	1,674
Major Catastrophes	(1,112)	–	1,338	226
Crop	(4,860)	5,200	–	340
Marine, Aviation & Satellite	(2,294)	291	203	(1,800)
Other	735	(254)	–	481
Total	$(1,047)	5,308	1,954	$6,215

Favorable development in Property Excess-of-Loss per Risk arose primarily from the 2006 and 2007 underwriting years.  Favorable development in the Catastrophe Excess-of-Loss (non-major events) arose primarily from the 2008 underwriting year.  In Crop, an increase in losses in the North American business was substantially all offset by a decrease in acquisition expense, while a net favorable development in International Crop resulted in the small net favorable total.  Net unfavorable development in Marine, Aviation & Satellite arose primarily from the 2005, 2007 and 2008 underwriting years in marine.

The following table sets forth the net favorable (unfavorable) development in 2008 of prior years’ unpaid losses and LAE and the related impact on premiums and commissions by reserving class ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Total

Property Excess-of-Loss per Risk	$1,879	726	1,303	$3,908
Catastrophe Excess-of-Loss (non-major events)	11,369	(749)	1,050	11,670
Major Catastrophes	3,629	–	26	3,655
Crop	4,651	(2,616)	–	2,035
Marine, Aviation & Satellite	1,257	(128)	10	1,139
Other	72	(108)	–	(36)
Total	$22,857	(2,875)	2,389	$22,371

Favorable development in Property Excess-of-Loss per Risk arose primarily from the 2006 and 2007 underwriting years.  Following a study of our historical experience and an updated exposure analysis, we decreased our initial expected loss ratio of our non-U.S. Catastrophe Excess-of-Loss (non-major events) in underwriting year 2007 which resulted in $8,600,000 of favorable loss development.  The remainder of the favorable loss development in this class in 2008 arose primarily in the 2007 underwriting year of our North American business.  Favorable development in Crop arose from the 2007 underwriting year of our North American business.  Favorable development in Marine arose from improvement in the 2005 and 2006 underwriting years where loss ratios had been increased in prior periods from initial expected loss ratios.  Favorable development from Major Catastrophes arose from the 2005 hurricanes and European floods.

Net loss development and premium adjustments related to the net loss development increased the net loss and LAE ratio by 0.1 points in 2009 and decreased the net loss and LAE ratio by 16.8 points in 2008.  Losses from major catastrophes in 2009 and 2008 were insignificant.  Exclusive of losses related to major catastrophes and net favorable loss development, the net loss and LAE ratio increased by approximately 9.0 points.  This increase was primarily due to a decrease in property catastrophe premium in 2009 as compared with 2008.  Also increasing the loss and LAE ratio in 2009 as compared with 2008 was an increase in crop premium, which has a higher net loss and LAE ratio than the remainder of the segment.  The net loss and LAE ratios were also affected by other changes in the mix of business.

The decreases in net acquisition expenses and the net acquisition expense ratio in 2009 as compared with 2008 were primarily due to adjustments to prior years’ commissions in the crop class, which were the result of increased losses.  Net acquisition expenses in 2009 included a decrease in commissions of $5,308,000, relating to prior years’ losses which, with related premiums adjustments, represented 4.4% of net premiums earned.  In 2008, commission increases relating to prior years’ losses were $2,875,000 which, with related premium adjustments, represented 1.8% of net premiums earned.  Exclusive of commissions and premium adjustments related to prior years’ losses, the net acquisition expense ratios in 2009 and 2008 were comparable.

Casualty

The Casualty operating segment generated 42.0% and 45.8% of our net premiums written for the three months ended June 30, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the three months ended June 30, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Net premiums written	$87,459	102,893	$(15,434)

Net premiums earned	99,161	113,245	(14,084)
Net losses and LAE	61,042	66,783	(5,741)
Net acquisition expenses	20,406	32,214	(11,808)
Other underwriting expenses	6,130	6,991	(861)
Casualty segment underwriting income	$11,583	7,257	$4,326

Ratios:
Net loss and LAE	61.6%	59.0%	2.6 points
Net acquisition expense	20.6%	28.4%	(7.8) points
Other underwriting expense	6.2%	6.2%	– points
Combined	88.4%	93.6%	(5.2) points

The increase in underwriting income in 2009 as compared with 2008 was primarily due to the difference in the net development of prior years’ net premiums, commissions and losses in 2009 as compared with 2008.  Net favorable development was $17,841,000 and $14,036,000 in 2009 and 2008, respectively.

The decrease in net premiums written in 2009 as compared with 2008 was primarily due to decreases in business underwritten in 2009 and 2008 across most North American casualty classes, with the most significant decreases in the claims made excess classes.  The decreases were the result of fewer opportunities that met our underwriting standards.  The decrease in net premiums earned was the result of the decreases in net premiums written in 2009 and 2008.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

The decrease in net losses and LAE in 2009 as compared with 2008 was due to a decrease in net premiums earned, partially offset by a decrease in net favorable loss development.  Net favorable loss development was $13,471,000 and $15,567,000 in 2009 and 2008, respectively.  Net favorable development in 2009 and 2008 was primarily attributable to a level of cumulative losses reported by our ceding companies that was different from expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The following table sets forth the net favorable (unfavorable) development in 2009 of prior years’ unpaid losses and LAE and the related impact on premiums and commissions by reserving class ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Total

North American Excess-of-Loss Claims Made	$8,412	545	–	$8,957
North American Clash	2,635	(4)	295	2,926
International Casualty	2,028	(119)	62	1,971
North American Excess-of-Loss Occurrence	2,467	(533)	32	1,966
North American Umbrella	(2,941)	4,176	–	1,235
Other	870	(145)	61	786
Total	$13,471	3,920	450	$17,841

Favorable development in North American Excess-of-Loss Claims Made arose primarily from the 2003 underwriting year.  Favorable development in North American Clash arose primarily from a specific loss resulting from an explosion in 2005.  Favorable development in International Casualty resulted from favorable loss experience on motor excess-of-loss contracts in the 2002 through 2005 underwriting years.  Favorable development in North American Excess-of-Loss Occurrence arose from improved loss experience in the 2003 and 2004 underwriting years where loss ratios had been increased from initial expected loss ratios in prior periods.  The favorable development in North American Umbrella arose from the 2003 underwriting year and also included offsetting adjustments to both net losses and LAE and net acquisition costs in other underwriting years.

The following table sets forth the net favorable (unfavorable) development in 2008 of prior years’ unpaid losses and LAE and the related impact on premiums and commissions by reserving class ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Total

North American Excess-of-Loss Claims Made	$9,436	(2,652)	–	$6,784
North American Excess-of-Loss Occurrence	1,647	415	79	2,141
International Casualty	3,330	9	–	3,339
Financial Lines	1,559	229	292	2,080
Other	(405)	5	92	(308)
Totals	$15,567	(1,994)	463	$14,036

Favorable development in North American Excess-of-Loss Claims Made arose primarily from the 2003 and 2004 underwriting years.  Net favorable development in North American Excess-of-Loss Occurrence arose from improved loss experience in the 2003 and 2004 underwriting years where loss ratios had been increased from initial expected loss ratios in prior periods.  Favorable development in International Casualty arose primarily from the 2004 and prior underwriting years in motor excess-of-loss.  Favorable development in Financial Lines arose from our Surety, Credit and Political Risk businesses in various underwriting years.

The net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2009 and 2008 by 13.9 and 14.0 points, respectively.  The net loss and LAE ratios were also affected by changes in the mix of business.

The decrease in net acquisition expenses in 2009 as compared with 2008 was due to the decrease in net premiums earned and a decrease in the net acquisition expense ratio.  The decrease in the net acquisition expense ratio in 2009 as compared with 2008 was due to differences in commission and premium adjustments relating to prior years’ losses.  Net acquisition expenses in 2009 included a decrease in commissions of $3,920,000 relating to prior years’ losses which, with related premiums adjustments, represented 4.1% of net premiums earned.  In 2008, commission increases relating to prior years’ losses were $1,994,000 which, with related premium adjustments, represented 1.7% of net premiums earned.  Exclusive of commissions and premium adjustments related to prior years’ losses, the net acquisition expense ratios decreased by 2.2% from 2008 to 2009.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Finite Risk

The Finite Risk segment generated 3.5% and 1.5% of our net premiums written for the three months ended June 30, 2009 and 2008, respectively.  Due to the often significant inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the three months ended June 30, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Net premiums written	$7,253	3,379	$3,874

Net premiums earned	4,985	3,021	1,964
Net losses and LAE	1,096	(6,758)
Net acquisition expenses	4,406	9,149
Net losses, LAE and acquisition expenses	5,502	2,391	3,111
Other underwriting expenses	400	365	35
Finite Risk segment underwriting (loss) gain	$(917)	265	$(1,182)

Ratios:
Net loss and LAE	22.0%	(223.7%)
Net acquisition expense	88.4%	302.8%
Net loss, LAE and acquisition expense ratios	110.4%	79.1%	31.3 points
Other underwriting expense	8.0%	12.1%	(4.1) points
Combined	118.4%	91.2%	27.2 points

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

The increase in net losses, LAE and acquisition expenses in 2009 as compared with 2008 was primarily due to the increase in net premiums earned.  The increase in the net loss, LAE and acquisition expense ratio was primarily due to the decrease in net favorable development in 2009 as compared with 2008.  Net unfavorable development was $501,000 in 2009 as compared with net favorable development of $419,000 in 2008.  The net development in 2009 included commission adjustments that resulted from loss experience as well as interest income that we earned and included in net investment income.  Unfavorable net development that was offset by interest income was $721,000 and $851,000 in 2009 and 2008, respectively.  Exclusive of net development, the net loss, LAE and acquisition expense ratio increased by approximately 7.7 points in 2009 as compared with 2008 due to a higher loss ratio relating to the one contract remaining in the segment.

Non-Underwriting Results

Net investment income for the three months ended June 30, 2009 and 2008 was $44,077,000 and $46,932,000, respectively.  Net investment income decreased in 2009 as compared with 2008 due primarily to decreases in yields on invested assets and cash and cash equivalents.

The following table sets forth our net realized investment gains and losses for the three months ended June 30, 2009 and 2008 ($ in thousands):
	2009	2008	Favorable (unfavorable) change

Net gains (losses) on the sale of investments	$7,999	(184)	$8,183
Mark-to-market adjustments on trading securities	2,795	(5,984)	8,779
Net realized investment gains (losses)	$10,794	(6,168)	$16,962

We sold positions in U.S. Government agencies, corporate bonds, residential mortgage-backed securities (“RMBS”) and asset-backed securities in 2009 that resulted in net gains on the sale of investments of $7,292,000.

Net impairment losses on securities for the three months ended June 30, 2009 were $3,256,000.  The net impairment losses relating to credit losses that we recorded during 2009 included $2,334,000 of non-agency residential mortgage-backed securities, $577,000 of sub-prime asset-backed securities and $345,000 of commercial mortgage-backed securities.

The net changes in fair value of derivatives for the three months ended June 30, 2009 and 2008 were $106,000 and $960,000, respectively.  The net changes in fair value of derivatives in 2009 was attributable to the commencement in August 2008 of a derivative contract with Topiary Capital Limited (“Topiary”) that provides us with second event catastrophe protection.  While the annual payment to Topiary is approximately $9,650,000, the seasonality of the subject perils and the second event nature of the contract results in significant fluctuation in the fair value of the derivative.  See “Financial Condition, Liquidity and Capital Resources” for additional discussion of Topiary.  We had two derivative contracts in 2008 that provided both second event catastrophe protection and an option to purchase reinsurance.  The decrease in expense in 2009 as compared with 2008 was primarily due the termination of the option to purchase reinsurance.

Other income for the three months ended June 30, 2009 was $5,212,000, substantially all of which related to profit related to a reinsurance contract that was accounted for as a deposit.

Operating expenses for the three months ended June 30, 2009 and 2008 were $22,906,000 and $25,100,000, respectively.  Operating expenses include costs such as salaries, rent and like items.  The decrease was partially attributable to lower performance based compensation accruals in 2009 as compared with 2008.

Net foreign currency exchange gains for the three months ended June 30, 2009 were $537,000 as compared to net foreign currency exchange losses of $1,998,000 for the three months ended June 30, 2008.  We routinely transact business in currencies other than the U.S. dollar.  The net foreign currency exchange losses in 2008 were the result of holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro, as the U.S. dollar strengthened against the Euro.

Interest expense for the three months ended June 30, 2009 and 2008 was comparable at $4,756,000 and $4,751,000, respectively, and related to our $250,000,000 of Series B 7.5% Notes due June 1, 2017.

Income tax expense for the three months ended June 30, 2009 and 2008 was $645,000 and $4,768,000, respectively.  The decrease in income tax expense in 2009 as compared with 2008 was due to the decrease in taxable income generated by our subsidiaries that operate in taxable jurisdictions.  The decrease in income tax expense was also partially attributable to an increase in the proportion of non-taxable investment income in Platinum US.

Six Months Ended June 30, 2009 as Compared with the Six Months Ended June 30, 2008

Net income and diluted earnings per share for the six months ended June 30, 2009 and 2008 was as follows ($ in thousands, except earnings per share):

	2009	2008	Decrease

Net income	$183,052	207,528	$24,476
Average shares outstanding used to calculate diluted earnings per share	52,744	58,021	5,277
Diluted earnings per share	$3.47	3.58	$0.11

The decrease in net income in 2009 as compared with 2008 was primarily due to a decrease in net underwriting income, partially offset by an increase in net realized gains.  Diluted earnings per share was favorably impacted by the decrease in average shares outstanding used to calculate diluted earnings per share.  The average shares outstanding used to calculate diluted earnings per share decreased as a result of share repurchases.  We repurchased 11,498,580 common shares in the period from January 1, 2008 through June 30, 2009.  The effect of these share repurchases on the average shares outstanding used to calculate diluted earnings per share in 2009 was greater than the effect in 2008 by 5,961,759 shares.  Consequently, as net income decreased by 11.8%, diluted earnings per share decreased by 3.1%.

Underwriting Results

Net underwriting income for the six months ended June 30, 2009 and 2008 was $102,830,000 and $146,867,000, respectively.  The decrease in net underwriting income in 2009 as compared with 2008 was due to less net favorable development in 2009 as well as a decrease in net premiums earned.  Net favorable development was $45,644,000 and $66,281,000 in 2009 and 2008, respectively.  Net premiums written decreased in 2009 as compared with 2008 primarily due to decreases in premiums written across most classes in the Casualty segment and decreases in the Property and Marine segment as we reduced our exposure to catastrophe events.

Property and Marine

The Property and Marine operating segment generated 56.3% and 55.2% of our net premiums written for the six months ended June 30, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the six months ended June 30, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Gross premiums written	$265,933	300,922	$(34,989)
Ceded premiums written	10,793	13,517	(2,724)
Net premiums written	255,140	287,405	(32,265)

Net premiums earned	261,987	295,106	(33,119)
Net losses and LAE	140,258	95,406	44,852
Net acquisition expenses	30,890	45,428	(14,538)
Other underwriting expenses	17,282	18,231	(949)
Property and Marine segment underwriting income	$73,557	136,041	$(62,484)

Ratios:
Net loss and LAE	53.5%	32.3%	21.2 points
Net acquisition expense	11.8%	15.4%	(3.6) points
Other underwriting expense	6.6%	6.2%	0.4 points
Combined	71.9%	53.9%	18.0 points

The decrease in underwriting income in 2009 as compared with 2008 was due to the difference in the net development of prior years’ premiums and losses as well as the decline in net premiums earned and an increase in the net loss and LAE ratio.  Net favorable development was $6,130,000 and $43,340,000 in 2009 and 2008, respectively.

The decrease in gross premiums written in 2009 as compared with 2008 was primarily in the catastrophe excess, risk excess and ocean marine excess classes where we reduced our exposure to catastrophe events.  Net premiums earned in 2009 decreased as a result of the decrease in net premiums written.

The increases in net losses and LAE in 2009 as compared with 2008 were primarily due to the difference in net loss development.  Net unfavorable loss development was $2,531,000 in 2009 as compared with net favorable loss development of $38,088,000 in 2008.  Net development in 2009 and 2008 was primarily attributable to a level of cumulative losses reported by our ceding companies that was different from expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The following table sets forth the net favorable (unfavorable) development in 2009 of prior years’ unpaid losses and LAE and the related impact on premiums and commissions by reserving class ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Total

Property Excess-of-Loss per Risk	$7,699	(249)	322	$7,772
Catastrophe Excess-of-Loss (non-major events)	8,055	912	252	9,219
Major Catastrophes	(3,528)	–	1,698	(1,830)
Crop	(10,583)	5,105	–	(5,478)
Marine, Aviation & Satellite	(5,730)	214	690	(4,826)
Other	1,556	(283)	–	1,273
Total	$(2,531)	5,699	2,962	$6,130

Favorable development in Excess-of-Loss per Risk arose primarily from the 2006 and 2007 underwriting years.  Favorable development in the Catastrophe Excess-of-Loss (non-major events) arose primarily from the 2008 underwriting year.  Unfavorable development from Major Catastrophes arose primarily from Hurricanes Ike, Gustav and Katrina.  Unfavorable development in Crop was primarily due to an increase in losses from the 2008 underwriting year.  Unfavorable development in Marine arose primarily from the 2005 through 2008 underwriting years.

The following table sets forth the net favorable (unfavorable) development in 2008 of prior years’ unpaid losses and LAE and the related impact on premiums and commissions by reserving class ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Total

Property Excess-of-Loss per Risk	$3,170	892	1,739	$5,801
Catastrophe Excess-of-Loss (non-major events)	16,723	(1,223)	1,326	16,826
Major Catastrophes	8,560	–	(319)	8,241
Crop	10,630	(2,635)	–	7,995
Marine, Aviation & Satellite	(2,561)	33	5,551	3,023
Other	1,566	(112)	–	1,454
Total	$38,088	(3,045)	8,297	$43,340

Favorable development in Property Excess-of-Loss per Risk arose primarily from the 2006 and 2007 underwriting years and included improved experience in regional business where loss ratios had been increased from initial expected loss ratios in prior periods.  Following a study of our historical experience and an updated exposure analysis, we decreased our initial expected loss ratio of our non-U.S. Catastrophe Excess-of-Loss (non-major events) in underwriting year 2007 which resulted in $8,600,000 of favorable loss development.  The remainder of the favorable loss development in this class in 2008 arose from less than expected reported losses.  Favorable development in Crop arose primarily from the 2007 underwriting year.  Unfavorable loss development in Marine arose from the 2004 through 2007 underwriting years.  An increase in reinstatement premiums resulted from the adverse loss experience of several years.  Favorable development from Major Catastrophes arose from the 2005 hurricanes and European floods and the 2007 U.K. Floods and windstorm Kyrill.

Net loss development and premium adjustments related to the net loss development increased the net loss and LAE ratio by 0.3 points in 2009 and decreased the net loss and LAE ratio by 14.2 points in 2008.  We also had net losses from major catastrophes of $12,406,000 and $7,320,000 in 2009 and 2008, respectively.  The net losses from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio in 2009 and 2008 by 4.3 points and 2.6 points, respectively.  Exclusive of losses related to major catastrophes and net favorable loss development, the net loss and LAE ratio increased by approximately 5.0 points.  This increase was due to a decrease in property catastrophe premium in 2009 as compared with 2008, which, in the absence of catastrophes, has a lower net loss and LAE ratio than the remainder of the segment.  Also increasing the loss and LAE ratio in 2009 as compared with 2008 was an increase in crop premium which has a higher net loss and LAE ratio than the remainder of the segment.  The net loss and LAE ratios were also affected by changes in the mix of business.

The decrease in net acquisition expenses in 2009 as compared with 2008 was due to the decrease in net premiums earned and the difference in commissions relating to prior years.  Net acquisition expenses in 2009 included decreases in commissions of $5,699,000, relating to prior years’ losses which, with related premiums adjustments, decreased the net acquisition expense ratio in 2009 by 2.3 points.  In 2008, commission increases relating to prior years’ losses were $3,045,000, which, with related premium adjustments, increased the net acquisition expense ratio by 0.6 points.  Exclusive of commissions and premium adjustments related to prior years’ losses, the net acquisition expense ratios in 2009 and 2008 were comparable.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Casualty

The Casualty operating segment generated 40.9% and 43.8% of our net premiums written for the six months ended June 30, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the six months ended June 30, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Net premiums written	$185,473	228,469	$(42,996)

Net premiums earned	209,121	260,740	(51,619)
Net losses and LAE	120,183	166,176	(45,993)
Net acquisition expenses	46,627	69,702	(23,075)
Other underwriting expenses	11,799	13,786	(1,987)
Casualty segment underwriting income	$30,512	11,076	$19,436

Ratios:
Net loss and LAE	57.5%	63.7%	(6.2) points
Net acquisition expense	22.3%	26.7%	(4.4) points
Other underwriting expense	5.6%	5.3%	0.3 points
Combined	85.4%	95.7%	(10.3) points

The increase in underwriting income in 2009 as compared with 2008 was primarily due to the difference in the net development of prior years’ premiums and losses.  Net favorable development was $40,084,000 and $22,735,000 in 2009 and 2008, respectively.

The decrease in net premiums written in 2009 as compared with 2008 was primarily due to decreases in business underwritten in 2009 and 2008 across most North American casualty classes, with the most significant decreases in the claims made excess classes.  The decrease in net premiums earned was the result of the decreases in net premiums written in 2009 and 2008.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

The decreases in net losses and LAE and the related ratios in 2009 as compared with 2008 were due to a decrease in net premiums earned and an increase in net favorable loss development.  Net favorable loss development was $36,609,000 and $27,655,000 in 2009 and 2008, respectively.  Net favorable development in 2009 and 2008 was primarily attributable to a level of cumulative losses reported by our ceding companies that was different from expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The following table sets forth the net favorable (unfavorable) development in 2009 of prior years’ unpaid losses and LAE and the related impact on premiums and commissions by reserving class ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Total

North American Excess-of-Loss Claims Made	$15,343	434	–	$15,777
North American Clash	1,619	(29)	227	1,817
International Casualty	1,525	(229)	139	1,435
North American Excess-of-Loss Occurrence	13,764	(434)	73	13,403
North American Umbrella	3,661	4,145	–	7,806
Other	697	(256)	(595)	(154)
Total	$36,609	3,631	(156)	$40,084

Favorable development in North American Excess-of-Loss Claims Made arose primarily from the 2003 underwriting year.  Favorable development in North American Clash arose primarily from a specific loss resulting from an explosion in 2005.  Favorable development in International Casualty resulted from favorable loss experience on motor excess-of-loss contracts in various underwriting years.  Favorable development in North American Excess-of-Loss Occurrence arose from the 2003, 2004, 2005 and 2007 underwriting years.  The 2007 underwriting year favorable development in this class resulted from improved loss experience in the current year after adverse experience led us to increase the selected loss ratio from initial expected loss ratios in prior years.  The favorable loss development in North American Umbrella arose from the 2003, 2004 and 2005 underwriting years and also included offsetting adjustments to both net losses and LAE and net acquisition costs in various underwriting years.

The following table sets forth the net favorable (unfavorable) development in 2008 of prior years’ unpaid losses and LAE and the related impact on premiums and commissions by reserving class ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Total

North American Excess-of-Loss Claims Made	$16,957	(4,983)	–	$11,974
North American Excess-of-Loss Occurrence	2,796	(863)	79	2,012
International Casualty	4,934	269	–	5,203
Financial Lines	3,689	258	306	4,253
Other	(721)	(93)	107	(707)
Total	$27,655	(5,412)	492	$22,735

Favorable development in North American Excess-of-Loss Claims Made arose primarily from the 2003 and 2004 underwriting years.  Favorable development in North American Excess-of-Loss Occurrence related to various underwriting years.  Favorable development in International Casualty arose primarily from the 2003 underwriting year in the motor excess-of-loss and claims made excess classes.  Favorable development in Financial Lines arose from our Surety, Credit and Political Risk businesses in various underwriting years.

Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2009 and 2008 by 17.5 and 10.7 points, respectively.  Exclusive of net favorable loss development, the net loss and LAE ratios in 2009 and 2008 were comparable.  The net loss and LAE ratios were also affected by changes in the mix of business.

The decrease in net acquisition expenses in 2009 as compared with 2008 was due to the decrease in net premiums earned and a decrease in the net acquisition expense ratio.  The decrease in the net acquisition expense ratio in 2009 as compared with 2008 was due to differences in commission and premium adjustments relating to prior years’ losses.  Net acquisition expenses in 2009 included decreases in commissions relating to prior years’ losses of $3,631,000 which, with related premium adjustments, decreased the net acquisition expense ratio in 2009 by 1.7 points.  In 2008, commission increases relating to prior years’ losses were $5,412,000, which, with related premium adjustments, increased the net acquisition expense ratio by 2.0 points. Exclusive of commissions and premium adjustments related to prior years’ losses, the net acquisition expense ratios in 2009 and 2008 were comparable.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Finite Risk

The Finite Risk segment generated 2.8% and 1.0% of our net premiums written for the six months ended June 30, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the six months ended June 30, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Net premiums written	$12,776	5,257	$7,519

Net premiums earned	9,106	3,987	5,119
Net losses and LAE	8,668	(7,987)
Net acquisition expenses	977	11,549
Net losses, LAE and acquisition expenses	9,645	3,562	6,083
Other underwriting expenses	700	675	25
Finite Risk segment underwriting loss	$(1,239)	(250)	$ (989)

Ratios:
Net loss and LAE	95.2%	(200.3%)
Net acquisition expense	10.7%	289.7%
Net loss, LAE and acquisition expense ratios	105.9%	89.4%	16.5 points
Other underwriting expense	7.7%	16.9%	(9.2) points
Combined	113.6%	106.3%	7.3 points

The increases in net premiums written and net premiums earned in 2009 as compared with 2008 were attributable to an increase in participation on one contract.  The decrease in underwriting income is due to the increase in the net loss, LAE and acquisition expense ratio in 2009 as compared with 2008.

The increase in net losses, LAE and acquisition expenses in 2009 as compared with 2008 was due to the increase in net premiums earned.  The increase in the net loss, LAE and acquisition expense ratio was primarily due to the change in net favorable development in 2009 as compared with 2008.  Net unfavorable development was $570,000 in 2009 as compared with net favorable development of $206,000 in 2008.  Net unfavorable development increased the net loss, LAE and acquisition expense ratio by 6.2 points in 2009 and decreased the net loss, LAE and acquisition expense ratio by 5.2 points in 2008.  The net development in 2009 included commission adjustments that resulted from loss experience as well as interest income that we earned and included in net investment income.  Unfavorable net development that was offset by interest income was $1,595,000 and $1,254,000 in 2009 and 2008, respectively.  Exclusive of net development, the net loss, LAE and acquisition expense ratio increased by approximately 5.3 points in 2009 as compared with 2008 due to a higher loss ratio relating to the one contract remaining in the segment.

Non-Underwriting Results

Net investment income for the six months ended June 30, 2009 and 2008 was $78,323,000 and $95,994,000, respectively.  Net investment income decreased in 2009 as compared with 2008 due primarily to decreases in yields on invested assets and cash and cash equivalents.  Included in net investment income in 2009 was an adjustment of $5,916,000 related to our U.S. Treasury Inflation-Protected Securities (“TIPS”) as a result of changes in the consumer price index.  We did not own any TIPS in the comparable 2008 period.

The following table sets forth our net realized investment gains and losses for the six months ended June 30, 2009 and 2008 ($ in thousands):

	2009	2008	Favorable (Unfavorable) change

Net gains on the sale of investments	$29,768	(139)	$29,907
Mark-to-market adjustments on trading securities	1,596	(3,057)	4,653
Net realized investment gains	$31,364	(3,196)	$34,560

We sold positions in TIPS, U.S. Government agencies, corporate bonds, RMBS and asset-backed securities in 2009 that resulted in net gains on the sale of investments of $28,837,000.

Net impairment losses on securities for the six months ended June 30, 2009 were $6,664,000.  There were no net impairment losses on securities for the six months ended June 30, 2008.  The net impairment losses relating to credit losses that we recorded during 2009 included $3,759,000 of non-agency residential mortgage-backed securities, $980,000 of commercial mortgage-backed securities, and $717,000 of sub-prime asset-backed securities.  We also recorded other-than-temporary impairments of $1,208,000 on our holdings of perpetual preferred stocks for the six months ended June 30, 2009.

The net changes in fair value of derivatives for the six months ended June 30, 2009 and 2008 were $2,523,000 and $1,770,000, respectively.  The increase in net changes in fair value of derivatives is attributable to the commencement of the derivative contract with Topiary.  We also entered into other less significant derivative contracts in 2008 prior to the Topiary contract, which also provided catastrophe event protection.

Operating expenses for the six months ended June 30, 2009 and 2008 were $43,774,000 and $46,790,000, respectively.  The decrease was partially attributable to lower performance based compensation accruals in 2009 as compared with 2008.

Net foreign currency exchange losses for the six months ended June 30, 2009 were $459,000 as compared with net foreign currency exchange gains of $2,871,000 for the six months ended June 30, 2008.  We routinely transact business in currencies other than the U.S. dollar.  The net foreign currency exchange gain in 2008 was the result of holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro, while the U.S. dollar declined in value against the Euro.

Interest expense for the six months ended June 30, 2009 and 2008 was comparable at $9,511,000 and $9,501,000, respectively, and related to our $250,000,000 of Series B 7.5% Notes due June 1, 2017.

Income tax expense for the six months ended June 30, 2009 and 2008 was $1,759,000 and $10,260,000, respectively.  The decrease in income tax expense in 2009 as compared with 2008 was due to the decrease in taxable income generated by our subsidiaries that operate in taxable jurisdictions.  The decrease in income tax expense was also partially attributable to an increase in the proportion of non-taxable investment income in Platinum US.

 Financial Condition, Liquidity and Capital Resources

On a consolidated basis, our aggregate cash and invested assets totaled $4,399,258,000 at June 30, 2009 as compared with $4,259,939,000 at December 31, 2008.  Our fixed maturity securities are primarily composed of diversified, high quality, predominantly publicly-traded securities.  The investment portfolio, excluding cash and cash equivalents and short term investments, had a duration of 3.68 years as of June 30, 2009.

The primary objective of our investment strategy is to generate investment income by maintaining a portfolio that consists primarily of diversified, high quality, predominantly publicly-traded fixed maturity securities.  We maintain investment guidelines that contain limits on the portion of the portfolio that may be invested in the securities of any single issue or issuer, with the exception of U.S. government securities, and provide that financial futures and options and foreign exchange contracts may not be used in a speculative manner but may be used only as part of a defensive hedging strategy.  We do not invest in instruments such as credit default swaps or collateralized debt obligations.  As of June 30, 2009, we did not hold any common equities in our investment portfolio.  Our investment guidelines allow for investments in common equities up to a maximum of 10% of the investment portfolio.

As part of our investment strategy, we seek to establish a level of cash and liquid fixed maturity securities which, combined with expected cash flow from our subsidiaries, we believe to be adequate to meet our foreseeable payment obligations.  Our reinsurance subsidiaries have liquidity from premiums, which are generally received in advance of the time losses are paid.  The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future.  However, due to the nature of our reinsurance operations, cash flows are affected by claim payments that can fluctuate from year to year.  The amount and timing of actual claim payments can vary based on many factors, including the severity of individual losses, changes in the legal environment, and general market conditions.  The ultimate amount and timing of the claim payments could differ materially from our estimates and create significant variations in cash flows from operations between periods, which may cause us to make payments from other sources of liquidity, such as sales of investments, borrowings from credit facilities or proceeds from capital market transactions.  If we need to sell investments to meet liquidity requirements, the sale of such investments may be at a material loss.

As of June 30, 2009, the fair value of our available-for-sale securities was $3,798,947,000, with a net unrealized loss of $151,908,000.  The following table sets forth the fair values, net unrealized gains and losses and average credit quality of our fixed maturity securities as of June 30, 2009 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Average Credit Quality

Available-for-sale securities:
U.S. Government	$4,379	$283	Aaa
U.S. Government agencies	685,493	19,103	Aaa
Corporate:
Industrial	463,993	12,373	A2
Finance	114,538	(7,758)	A1
Utilities	50,551	309	A2
Insurance	39,464	(604)	A1
Preferreds with maturity date	25,884	(6,936)	Baa1
Hybrid trust preferreds	12,945	(4,495)	A1
Mortgage-backed and asset-backed securities:
Commercial mortgage-backed securities	396,959	(75,503)	Aaa
U.S. Government agency residential mortgage-backed securities	899,504	5,769	Aaa
Non-agency residential mortgage-backed securities	87,405	(60,496)	A1
Alt-A residential mortgage-backed securities	7,935	(10,299)	B1
Sub-prime asset-backed securities	9,724	(30,188)	Baa3
Asset-backed securities	48,643	(2,498)	Aaa
Municipal bonds	649,587	2,455	Aa2
Non-U.S. governments	298,392	4,905	Aa1
Total fixed maturity available-for-sale securities	3,795,396	(153,580)	Aa2
Preferred stocks	3,551	1,672	B3
Total available-for-sale securities	3,798,947	(151,908)	Aa2

Trading securities:
U.S. Government	104,734	n/a	Aaa
Insurance-linked securities	19,531	n/a	Ba2
Corporate bonds	2,321	n/a	A1
Non-U.S. governments	123,939	n/a	Aa1
Total trading securities	250,525	n/a	Aa1

Total fixed maturity securities	$4,049,472	$(151,908)	Aa2

During the six months ended June 30, 2009, net unrealized losses on our available-for-sale investment portfolio improved by approximately $52,101,000.  This increase included the cumulative effect of applying FSP 115-2, which resulted in an increase in net unrealized loss of $15,103,000.

The net unrealized loss position of our portfolio of commercial mortgage-backed securities (“CMBS”) was $75,503,000 as of June 30, 2009.  We believe that this net unrealized loss is primarily attributable to a widening of interest rate spreads since the securities were acquired and to the loss of liquidity in the financial markets.  Our CMBS are evaluated on a periodic basis using analytical techniques and various metrics including the level of subordination, debt-service-coverage ratios, loan-to-value ratios, delinquencies, defaults and foreclosures.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings, strong subordination and low loan-to-value ratios.

The net unrealized loss position of our RMBS portfolio was $65,026,000 as of June 30, 2009.  Approximately 90% of the RMBS in our investment portfolio were issued or guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation and are referred to as U.S. Government agency RMBS.  The remaining 10% of our RMBS were issued by non-agency institutions and included securities with underlying Alt-A mortgages.  The net unrealized loss position of our portfolio of sub-prime asset-backed securities was $30,188,000 as of June 30, 2009.  We analyze our RMBS and sub-prime asset-backed securities on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the break-even loss, which represents the point at which our tranche would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if credit impairment has occurred.

Overall, we believe that the gross unrealized loss in our available-for-sale portfolio represents temporary declines in fair value, is not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses recorded in future periods.

We expect that our operational liquidity needs, including our anticipated reinsurance obligations and operating and capital expenditures for the next twelve months will be met by our cash and cash equivalents, short-term investments, positive cash flow from operations, investment income and proceeds on the sale or maturity of our investments.

 Derivative Instruments

In August 2008, we entered into a derivative agreement with Topiary that provides us with the ability to recover up to $200,000,000 should two catastrophic events involving U.S. wind, U.S. earthquake, European wind or Japanese earthquake occur that meet specified loss criteria during any of three annual periods commencing August 1, 2008.  Any recovery we make under this contract is based on insured property industry loss estimates for the U.S. perils and European wind and a parametric index for Japanese earthquake events.  Recovery is based on both a physical and a financial variable and is not based on actual losses we may incur.  Under the terms of this derivative agreement, we pay Topiary approximately $9,650,000 during each of the three annual periods.

 Capital Resources

At June 30, 2009, our capital resources of $2.2 billion consisted of $250,000,000 of Series B Notes and common shareholders’ equity of $2.0 billion.  On February 17, 2009, our 5,750,000 outstanding 6% Series A Mandatory Convertible Preferred Shares automatically converted into 5,750,000 common shares at a ratio of one to one, which was based on the volume-weighted average price of $29.90 of our common shares from January 14, 2009 through February 11, 2009.  At December 31, 2008, our capital resources of $2.1 billion consisted of $250,000,000 of Series B Notes, $167,509,000 of preferred share equity, and common shareholders’ equity of $1.6 billion.  The increase in capital during 2009 was primarily attributable to net income, and the increase in fair value of our investment portfolio, partially offset by share repurchase activity.

We monitor our capital adequacy on a regular basis and seek to adjust our capital according to the needs of our business.  In particular, we require capital sufficient to meet or exceed:  (1) the surplus requirements established by our ceding companies, (2) the capital adequacy ratios established by rating agencies for maintenance of appropriate financial strength ratings, and (3) the capital adequacy tests performed by regulatory authorities.  We actively manage our capital and may seek to raise additional capital or return capital to our shareholders through common share repurchases and cash dividends (or a combination of such methods).  We may also seek to manage our capital through repurchases of our outstanding debt in open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors.

To the extent that our existing capital is insufficient to fund our future operating requirements or maintain our financial strength or debt ratings, we may need to raise additional capital through financings which may be in the form of debt securities, preference shares, common equity, bank credit facilities providing loans and/or letters of credit, or any combination of these sources.  Any equity or debt financing, if available at all, may be on terms that are unfavorable to us.  In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities.  If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected, which could include, among other things, the following possible outcomes:  (1) potential downgrades in the financial strength ratings assigned by ratings agencies to our operating subsidiaries, which could place those operating subsidiaries at a competitive disadvantage compared to higher-rated competitors; (2) reductions in the amount of business that our operating subsidiaries are able to write in order to meet capital adequacy-based tests enforced by regulatory authorities; and (3) increases in the cost of bank credit and letters of credit.  We can provide no assurance that, if needed, we would be able to obtain additional funds through financing on satisfactory terms or at all.

Our board of directors has authorized the repurchase of up to $250,000,000 of our common shares through a share repurchase program.  Since the program was established, our board of directors has monitored the level of share repurchase activity and periodically restored the repurchase authority under the program to $250,000,000, most recently on July 23, 2009.  During the six months ended June 30, 2009, we repurchased 3,735,288 of our common shares in the open market at an aggregate cost, including commissions, of $101,384,000 and a weighted average cost, including commissions, of $27.14 per share.  Our board of directors has also authorized the repurchase of up to $250,000,000 of our outstanding Series B 7.5% Notes issued by Platinum Finance, due June 1, 2017, in open market purchases, privately negotiated transactions or otherwise.  The timing and amount of the repurchase transactions under these programs depends on a variety of factors, including market conditions and corporate and regulatory considerations.

 Sources of Liquidity

Our consolidated sources of funds consist primarily of net cash flows provided by operations, proceeds from sales, redemption and maturity of investments, issuance of securities and cash and cash equivalents held by us.  Net cash flows provided by operations excluding trading security activities for the six months ended June 30, 2009 were $124,856,000.

We have a $400,000,000 credit facility with a syndicate of lenders that consists of a $150,000,000 senior unsecured credit facility available for revolving borrowings and letters of credit and a $250,000,000 senior secured credit facility available for letters of credit.  As of June 30, 2009, $150,000,000 was available for borrowing and letters of credit on an unsecured basis and $69,473,000 was available for letters of credit on a secured basis under the credit facility.

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

Platinum Bermuda is not licensed, approved or accredited as a reinsurer anywhere in the United States and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.  Platinum Bermuda provides letters of credit through our credit facility and routinely provides the banks with a security interest in certain investments of Platinum Bermuda.

 Capital Expenditures

We do not have any material commitments for capital expenditures as of June 30, 2009.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in our consolidated financial statements as of June 30, 2009.

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

As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us.  The foregoing factors, which are discussed in more detail in Part II, Item 1A, “Risk Factors” in this Form 10-Q and in our Form 10-Q for the quarter ended March 31, 2009 and in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, should not be construed as exhaustive.  Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

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

The following table shows an aggregate hypothetical impact on the fair value of our fixed maturity securities portfolio as of June 30, 2009, resulting from an immediate parallel shift in the treasury yield curve ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp	+ 100bp

Total market value	$4,189,346	4,119,914	4,045,921	3,965,900	$3,886,076
Percent change in market value	3.5%	1.8%	–	(2.0%)	(4.0%)
Resulting unrealized appreciation (depreciation)	$828	(68,604)	(142,597)	(222,618)	$(302,442)

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

 Foreign Currency Exchange Rate Risk

We operate on a worldwide basis and routinely transact business in various currencies other than the U.S. dollar.  Consequently, our principal exposure to foreign currency exchange rate risk is the transaction of business in foreign currencies.  Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar, our financial reporting currency.  We manage our exposure to large foreign currency risks by holding invested assets denominated in non-U.S. dollar currencies in amounts that generally offset liabilities denominated in the same foreign currencies.  We may, from time to time, hold more non-U.S. dollar denominated assets than non-U.S. dollar liabilities.

 Sources of Fair Value

The following table presents the carrying amounts and estimated fair values of our financial instruments as of June 30, 2009 ($ in thousands):

	Carrying Amount	Fair Value

Financial assets:
Fixed maturity securities	$4,045,921	$4,045,921
Preferred stocks	3,551	3,551
Short-term investments	13,849	13,849

Financial liabilities:
Debt obligations	$250,000	$205,000
Derivative instruments	2,447	2,447

We obtain prices for all of our fixed maturity securities, preferred stocks and short-term investments from pricing services, which include index providers, pricing vendors and broker-dealers.  We valued approximately 67% of our investment securities using prices obtained from index providers, 26% using prices obtained from pricing vendors, and 7% using prices obtained from broker-dealers.  The number of prices we obtain per instrument varies based on the type of asset class and particular reporting period.  Prices are generally obtained from multiple sources when a new security is purchased and a pricing source is assigned to the particular security.  A hierarchy is maintained that prioritizes pricing sources based on availability and reliability of information, with preference given to prices provided by independent pricing vendors and index providers.  Pricing providers may be assigned to a particular security based upon the provider’s expertise.  Generally, the initial pricing source selected is consistently used for each reporting period.  We have not adjusted any prices we have obtained from pricing services.  However, if we determine a price appears unreasonable we investigate and assess whether the price should be adjusted.

We periodically receive pricing documentation that describes the methodologies used by various pricing services.  The prices we obtain from pricing providers are validated by: conducting price comparisons against multiple pricing sources for certain securities as may be available; performing an in-depth review of specific securities when evaluating potential other-than-temporary impairments; periodic back-testing of sales to the previously reported fair value; and continuous monitoring of market data including specific data that relates to our investment portfolio.

Pricing services determine prices by maximizing the use of observable inputs and we do not believe there are any unobservable inputs significant to the fair value measurement.  The inputs used in index pricing may include, but are not limited to, benchmark yields, transactional data, broker-dealer quotes, security cash flows and structures, credit ratings, prepayment speeds, loss severities, credit risks and default rates.  Standard inputs used by pricing vendors may include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers and industry and economic events.  Broker-dealers value securities through trading desks primarily based on observable inputs.  Our derivative instruments, which are included in other liabilities in the consolidated balance sheets, are priced at fair value, primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models.  Our debt obligations are priced at fair value from independent sources for those or similar securities.

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

 Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended June 30, 2009 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following are material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Risks Related to Our Investments

Fluctuations in the mortgage-backed and asset-backed securities markets could result in decreases in the fair value of our commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities.

The commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities markets have experienced reductions in liquidity during the current financial crisis.  When financial markets experience a reduction in liquidity, the ability to conduct orderly transactions may be limited and may result in declines in fair values.  We have significant investments in these asset classes.  As of June 30, 2009, approximately 10.9% of our total assets were invested in commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities.  The fair value, unrealized gain or loss and average rating of our investments in commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities is set forth in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Financial Condition, Liquidity and Capital Resources” in this Form 10-Q.  Decreases in the fair value of our commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities could have a material adverse effect on our financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Following is a summary of purchases by us of our common shares during the three month period ended June 30, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
			–
April 1, 2009 – April 30, 2009	–	$–	–	$250,000,000
May 1, 2009 – May 31, 2009	1,111,269	27.82	30,912,837	219,087,163
June 1, 2009 – June 30, 2009	372,215	27.89	10,380,401	208,706,762
Total	1,483,484	$27.84	41,293,238	$208,706,762

* On August 4, 2004, our board of directors established a program authorizing the repurchase of our common shares.  Since that date, our board of directors has approved increases in the repurchase program from time to time, most recently on July 23, 2009, to result in authority as of such date to repurchase up to a total of $250,000,000 of our common shares.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2009 Annual General Meeting of Shareholders (the “Annual Meeting”) was held on April 29, 2009.  Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act.  There was no solicitation in opposition to management’s nominees as listed in the Company’s proxy statement dated March 30, 2009.  The Company’s shareholders (1) elected seven directors to the Company’s Board of Directors to serve until the 2010 Annual General Meeting of Shareholders and (2) approved the nomination of KPMG, a Bermuda partnership, as the Company’s independent registered public accounting firm for the 2009 fiscal year and authorized the Company’s Audit Committee to set the remuneration of such independent registered public accounting firm.  Set forth below are the voting results for these proposals:

ELECTION OF DIRECTORS OF THE COMPANY

	For	Withheld

H. Furlong Baldwin	45,306,847	1,078,978
Dan R. Carmichael	45,139,568	1,246,257
A. John Hass	45,089,618	1,296,207
Edmund R. Megna	45,141,689	1,244,136
Michael D. Price	45,432,690	953,135
Peter T. Pruitt	40,298,440	6,087,385
James P. Slattery	45,432,597	953,228

APPROVAL OF NOMINATION OF KPMG, A BERMUDA PARTNERSHIP, AS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR THE 2009 FISCAL YEAR AND AUTHORIZATION OF THE AUDIT COMMITTEE TO SET THE REMUNERATION OF SUCH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For	Against	Abstain	Broker Non-Votes

45,994,052	383,346	8,427	0

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: July 28, 2009	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2009	By:	/s/ James A. Krantz
James A. Krantz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)