Form 10-Q
period 2009-09-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2009-11-09
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
     Yes ___     No  X

The registrant had 49,826,544 common shares, par value $0.01 per share, outstanding as of October 15, 2009.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS
		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	1
	Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	2
	Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	4
	Notes to the Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 6.	Exhibits	36

SIGNATURES		37

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,694,116 and $3,267,571, respectively)	$3,662,144	$3,063,804
Fixed maturity trading securities at fair value (amortized cost – $273,433 and $296,837, respectively)	287,942	305,237
Preferred stocks (cost – $1,879 and $3,087, respectively)	3,534	2,845
Short-term investments	47,888	75,036
Total investments	4,001,508	3,446,922
Cash and cash equivalents	412,283	813,017
Accrued investment income	32,646	29,041
Reinsurance premiums receivable	272,489	307,539
Reinsurance recoverable on ceded losses and loss adjustment expenses	17,967	12,413
Prepaid reinsurance premiums	13,204	10,897
Funds held by ceding companies	85,211	136,278
Deferred acquisition costs	45,581	50,719
Income tax recoverable	5,693	11,973
Deferred tax assets	52,805	71,444
Other assets	218,235	36,920
Total assets	$5,157,622	$4,927,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,373,151	$2,463,506
Unearned premiums	209,951	218,890
Debt obligations	250,000	250,000
Ceded premiums payable	13,077	2,918
Commissions payable	93,013	125,551
Other liabilities	48,365	56,901
Total liabilities	2,987,557	3,117,766

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, none and 5,750,000 shares issued and outstanding, respectively	–	57
Common shares, $.01 par value, 200,000,000 shares authorized, 49,826,544 and 47,482,161 shares issued and outstanding, respectively	498	475
Additional paid-in capital	1,025,939	1,114,135
Accumulated other comprehensive loss	(33,279)	(188,987)
Retained earnings	1,176,907	883,717
Total shareholders' equity	2,170,065	1,809,397

Total liabilities and shareholders' equity	$5,157,622	$4,927,163

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations (Unaudited) and
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three and Nine Months Ended September 30, 2009 and 2008
($ in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue:
Net premiums earned	$229,538	280,725	709,752	$840,558
Net investment income	44,747	48,043	123,070	144,037
Net realized gains (losses) on investments	22,553	(71)	53,917	(3,267)
Total other-than-temporary impairment losses	(15,398)	(13,096)	(29,052)	(13,096)
Portion of impairment losses recognized in accumulated other comprehensive loss	10,323	–	17,313	–
Net impairment losses on investments	(5,075)	(13,096)	(11,739)	(13,096)
Other income (expense)	(1,222)	(88)	4,222	533
Total revenue	290,541	315,513	879,222	968,765

Expenses:
Net losses and loss adjustment expenses	99,240	270,863	368,349	524,458
Net acquisition expenses	50,009	56,320	128,503	182,999
Net changes in fair value of derivatives	4,305	6,645	6,828	8,415
Operating expenses	25,210	21,153	68,984	67,943
Net foreign currency exchange losses (gains)	(616)	6,134	(157)	3,263
Interest expense	4,757	4,752	14,268	14,253
Total expenses	182,905	365,867	586,775	801,331

Income (loss) before income tax expense (benefit)	107,636	(50,354)	292,447	167,434
Income tax expense (benefit)	(1,832)	(5,014)	(73)	5,246

Net income (loss)	109,468	(45,340)	292,520	162,188
Preferred dividends	–	2,602	1,301	7,806

Net income (loss) attributable to common shareholders	$109,468	(47,942)	291,219	$154,382

Earnings per share:
Basic earnings (loss) per share	$2.20	(0.99)	5.83	$3.09
Diluted earnings (loss) per share	$2.10	(0.99)	5.57	$2.81

Comprehensive income (loss):
Net income (loss)	$109,468	(45,340)	292,520	$162,188
Other comprehensive income (loss) – net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	106,570	(102,921)	169,952	(145,918)
Comprehensive income (loss)	$216,038	(148,261)	462,472	$16,270

Shareholder dividends:
Preferred shareholder dividends declared	$–	2,602	2,602	$7,806
Dividends declared per preferred share	–	0.45	0.45	1.36
Common shareholder dividends declared	3,985	3,842	12,273	11,972
Dividends declared per common share	$0.08	0.08	0.24	$0.24

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
($ in thousands)
	2009	2008

Preferred shares:
Balances at beginning of period	$57	$57
Conversion of preferred shares	(57)	–
Balances at end of period	–	57

Common shares:
Balances at beginning of period	475	538
Issuance of common shares	–	3
Purchase of common shares	(37)	(75)
Settlement of equity awards	2	–
Conversion of preferred shares	57	–
Exercise of common share options	1	11
Balances at end of period	498	477

Additional paid-in capital:
Balances at beginning of period	1,114,135	1,338,466
Issuance of common shares	246	1,693
Purchase of common shares	(101,346)	(260,323)
Share based compensation	11,175	10,303
Settlement of equity awards	(1,126)	(999)
Exercise of common share options	2,855	25,885
Tax benefit of share options	–	1,025
Balances at end of period	1,025,939	1,116,050

Accumulated other comprehensive loss:
Balances at beginning of period	(188,987)	(24,339)
Cumulative effect of accounting change, net of deferred tax	(14,244)	–
Noncredit component of impairment losses on available-for-sale securities, net of deferred tax	(14,870)	–
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	184,822	(145,918)
Balances at end of period	(33,279)	(170,257)

Retained earnings:
Balances at beginning of period	883,717	683,655
Cumulative effect of accounting change, net of deferred tax	14,244	–
Net income	292,520	162,188
Preferred share dividends	(1,301)	(7,806)
Common share dividends	(12,273)	(11,972)
Balances at end of period	1,176,907	826,065

Total shareholders’ equity	$2,170,065	$1,772,392

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
($ in thousands)

	2009	2008

Operating Activities:
Net income	$292,520	$162,188
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	13,576	5,810
Net realized (gains) losses on investments	(53,917)	5,257
Net impairment losses on investments	11,739	13,096
Net foreign currency exchange (gains) losses	(157)	3,263
Share based compensation	11,175	10,303
Deferred income tax expense	(205)	(9,938)
Trading securities activities, net	208,318	5,639
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	(3,604)	3,764
(Increase) decrease in reinsurance premiums receivable	32,746	(53,657)
Decrease in funds held by ceding companies	51,067	19,134
Decrease in deferred acquisition costs	5,277	11,777
Decrease in net current income tax accounts	5,180	–
Increase (decrease) in net unpaid losses and loss adjustment expenses	(108,760)	126,161
Decrease in net unearned premiums	(11,246)	(41,856)
Increase (decrease) in ceded premiums payable	10,159	172
Increase (decrease) in commissions payable	(32,538)	22,495
Changes in other assets and liabilities	(8,839)	(19,214)
Other net	(14)	(150)
Net cash provided by operating activities	422,477	264,244

Investing Activities:
Proceeds from sale of available-for-sale securities	1,007,097	80,126
Proceeds from maturity or paydown of available-for-sale securities	366,416	860,063
Acquisition of available-for-sale securities	(1,957,486)	(1,341,153)
Acquisition of trading securities	(159,748)	–
Net change in short-term investments	27,456	(80,559)
Net cash used in investing activities	(716,265)	(481,523)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	(7,806)
Dividends paid to common shareholders	(12,273)	(11,972)
Purchase of common shares	(101,384)	(260,399)
Proceeds from exercise of share options	2,856	25,896
Net cash used in financing activities	(113,403)	(254,281)
Effect of foreign currency exchange rate changes on cash	6,457	(4,038)
Net decrease in cash and cash equivalents	(400,734)	(475,598)
Cash and cash equivalents at beginning of period	813,017	1,076,279

Cash and cash equivalents at end of period	$412,283	$600,681

Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$(5,464)	$27,900
Interest paid	$9,375	$9,375

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2009 and 2008

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Platinum Holdings and its consolidated subsidiaries, including Platinum Bermuda, Platinum US, Platinum Re (UK) Limited (“Platinum UK”), Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings (“Platinum Regency”), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  In 2007, Platinum UK ceased underwriting reinsurance business.  All material inter-company transactions have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements included in this report as of and for the three and nine months ended September 30, 2009 and 2008 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from these estimates.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Certain prior period amounts have been reclassified in the consolidated statement of operations and in the consolidated statement of cash flows to conform to the 2009 presentation.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the “FASB Accounting Standards Codification” (“ASC”) as the single source of authoritative U.S. GAAP.  The ASC is effective for interim and annual periods ending after September 15, 2009.  Accordingly, we adopted the ASC effective as of the interim period ending September 30, 2009.  As the ASC only required changes to the way the Company refers to U.S. GAAP in its financial statements, the adoption of the ASC had no effect on our consolidated financial statements.

In April 2009, the FASB issued additional guidance under the FASB Accounting Standards Codification 320, “Investments – Debt and Equity Securities” (“ASC 320”) that provides guidance with respect to other-than-temporary impairment (“OTTI”) for debt securities.  The FASB’s objective was to make the guidance more operational and to improve presentation and disclosure of OTTI.  In accordance with ACS 320, we recognize the portion of the OTTI related to the credit loss in the consolidated statement of operations and recognize the portion related to the other factors in accumulated other comprehensive income, net of deferred tax.  ASC 320 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted this guidance effective as of the interim period ending March 31, 2009.

The adoption of ASC 320 resulted in cumulative effect adjustments to debt securities that were impaired prior to 2009.  The cumulative effect adjustments increased the amortized cost of certain available-for-sale securities by $15.1 million and decreased deferred tax assets by $0.9 million.  The cumulative effect adjustments also decreased accumulated other comprehensive income and increased retained earnings by $14.2 million.  The adjustments to the amortized cost of these securities represent OTTI charges not related to credit that we recognized in earnings prior to 2009.  Under ASC 320, the portion of the OTTI not related to the credit loss is now recognized in other comprehensive income which increased net income in 2009.

In May 2009, the FASB issued FASB Accounting Standards Codification 855, “Subsequent Events” (“ASC 855”).  This standard provides new accounting and disclosure guidance on management’s assessment of subsequent events.  It establishes requirements for recognition and disclosure of events that occur after the balance sheet date and through the date that the financial statements are issued.  The guidance is effective for interim and annual reporting periods beginning after June 15, 2009.  The adoption of ASC 855 did not have an impact on our results of operations or financial position.

In April 2009, the FASB issued additional guidance under the FASB Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased, emphasizing that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the guidance effective as of the interim period ending March 31, 2009.

In April 2009, the FASB issued additional guidance under the FASB Accounting Standards Codification 825, “Financial Instruments” (“ASC 825”) that increases the frequency of the disclosures about fair value with the objective of improving the transparency of financial reporting.  The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the guidance effective as of the interim period ending March 31, 2009.

In March 2008, the FASB issued additional guidance under ASC 825 that amends and expands the disclosure requirements in FASB Accounting Standards Codification 815, “Derivatives and Hedging,” relating to an entity’s derivative and hedging activities and how these activities affect an entity’s financial position, financial performance and cash flows, with the objective of improving the transparency of financial reporting.  The guidance is effective for interim and annual reporting periods beginning after November 15, 2008.  The adoption of the guidance did not have any material impact on the presentation of our consolidated financial statements.

Significant Accounting Policies

In accordance with ASC 320, if we intend to sell a debt security or it is more likely than not that we will be required to sell the debt security before its anticipated recovery, we recognize a charge for OTTI in the consolidated statement of operations equal to the entire difference between the investment’s amortized cost basis and its fair value at the time of impairment.  If we do not intend to sell a debt security or it is more likely than not that we will not be required to sell a debt security before its anticipated recovery, we must assess whether the impairment is other-than-temporary.  If we determine a security is other-than-temporarily impaired, the impairment is separated into the portion related to credit loss and the portion related to all other factors.  The amount of the credit loss is the difference between the present value of expected future cash flows from an impaired debt security and the amortized cost of the security.  The credit loss is recognized in net income and the portion related to all other factors is recognized in accumulated other comprehensive income.

If an available-for-sale security is determined to have a credit loss, the impairment is separated into:  (a) the portion of the total OTTI related to the credit loss, which is recognized in the consolidated statement of operations and (b) the portion of the impairment related to all other factors, which is recognized in accumulated other comprehensive income, net of deferred tax in the consolidated statements of changes in shareholders' equity.  The non-credit component of OTTI related to securities with a net impairment loss recognized during the reporting period is recorded as a separate component of accumulated other comprehensive income.

2.	Investments

Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities and preferred stocks as of September 30, 2009 ($ in thousands):

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-OTTI	Non-credit portion of OTTI	Fair Value

U.S. Government	$363,824	2,540	–	–	$366,364
U.S. Government agencies	100,100	987	–	–	101,087
Corporate bonds	641,165	29,555	11,042	–	659,678
Commercial mortgage-backed securities	262,161	215	32,087	2,493	227,796
Residential mortgage-backed securities	1,034,584	19,632	45,282	13,489	995,445
Asset-backed securities	89,457	1,461	15,631	14,015	61,272
Municipal bonds	668,980	33,449	72	–	702,357
Non-U.S. governments	533,845	14,366	66	–	548,145
Total fixed maturity available-for-sale securities	3,694,116	102,205	104,180	29,997	3,662,144
Preferred stocks	1,879	1,655	–	–	3,534
Total available-for-sale securities	$3,695,995	103,860	104,180	29,997	$3,665,678

U.S. Government agencies consist primarily of securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation.  Non-U.S. governments consist primarily of securities issued by governments and financial institutions that are explicitly guaranteed by the respective government and are U.S. dollar denominated securities.

Unrealized Gains and Losses

The following table sets forth the net changes in unrealized investment gains and losses on our available-for-sale securities for the three and nine months ended September 30, 2009 ($ in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Available-for-sale securities	$121,591	$173,692
Less deferred tax	(15,021)	(17,984)
Cumulative effect of accounting change, net of deferred tax	–	14,244
Net change in unrealized gains and losses	$106,570	$169,952

The following table sets forth our unrealized losses on securities classified as available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009 ($ in thousands):

	Fair Value	Unrealized Loss

Less than twelve months:
Corporate bonds	$12,396	$37
Commercial mortgage-backed securities	4,725	130
Residential mortgage-backed securities	15,524	9,793
Asset-backed securities	928	561
Municipal bonds	5,800	4
Non-U.S. governments	–	–
Total	$39,373	$10,525

Twelve months or more:
Corporate bonds	$88,994	$11,005
Commercial mortgage-backed securities	202,226	34,450
Residential mortgage-backed securities	101,091	48,978
Asset-backed securities	27,850	29,085
Municipal bonds	8,843	68
Non-U.S. governments	1,654	66
Total	$430,658	$123,652

Total:
Corporate bonds	$101,390	$11,042
Commercial mortgage-backed securities	206,951	34,580
Residential mortgage-backed securities	116,615	58,771
Asset-backed securities	28,778	29,646
Municipal bonds	14,643	72
Non-U.S. governments	1,654	66
Total	$470,031	$134,177

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of OTTI.  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  These factors include the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, the collateral structure and the credit support that may be applicable.  The amount of the credit loss is the difference between the present value of expected future cash flows from an impaired debt security and the amortized cost of the security.  The credit loss is recognized in net income and the portion of OTTI related to all other factors is recognized in accumulated other comprehensive income.

Investment holdings within our corporate bond portfolio were diversified across approximately 30 industry sectors and across many individual issuers and issues within each sector.  As of September 30, 2009, the single largest unrealized loss within our corporate bond portfolio was $1.9 million related to a security with an amortized cost of $7.4 million.  We evaluate the credit worthiness of our corporate bond portfolio by reviewing various performance metrics of the issuer including financial condition and credit ratings of the issuer as well as other public information.  We did not determine that any corporate bonds were other than temporarily impaired in the three and nine months ended September 30, 2009.  We recorded credit impairment losses of $7.4 million related to corporate bonds in the three and nine months ended September 30, 2008.

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the current level of subordination, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded credit impairment losses related to CMBS of $1.7 million and $2.6 million, for the three and nine months ended September 30, 2009, respectively.  We did not determine that any CMBS were other than temporarily impaired in the three and nine months ended September 30, 2008.

Our residential mortgage-backed securities (“RMBS”) include U.S. Government agency-backed RMBS and non-agency-backed RMBS.  Our securities with underlying sub-prime mortgages as collateral are included in asset-backed securities.  As of September 30, 2009, the single largest unrealized loss was a sub-prime asset-backed security with an amortized cost of $10.1 million and an unrealized loss of $8.9 million.  We analyze our RMBS and sub-prime asset-backed securities on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the current level of subordination, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded credit impairment losses related to non-agency RMBS of $2.0 million and $5.8 million, for the three and nine months ended September 30, 2009, respectively.  We also recorded credit impairment losses related to sub-prime asset-backed securities of $1.4 million and $2.1 million, for the three and nine months ended September 30, 2009, respectively.  We did not determine that any non-agency RMBS or sub-prime asset-backed securities were other than temporarily impaired in the three and nine months ended September 30, 2008.

The following table sets forth a summary of the credit losses recognized on our fixed maturity available-for-sale securities ($ in thousands):

Beginning balance at January 1, 2009	$–
Cumulative effect of accounting change	2,300
Credit losses on securities not previously impaired	6,892
Additional credit losses on securities previously impaired	3,639
Ending balance at September 30, 2009	$12,831

In evaluating the potential for OTTI, we also consider our intent to sell a security and the likelihood that we will be required to sell a security before the unrealized loss is recovered.  Our intent to sell a security is based, in part, on adverse changes in the credit worthiness of a debt issuer, pricing and other market conditions, and our anticipated net cash flows.  If we determine that we intend to sell a security that is in an unrealized loss position, then the unrealized loss related to such security, representing the difference between the security’s amortized cost and its fair value, is recognized as a realized loss in our consolidated statement of operations at the time we determine our intent is to sell.

We evaluate the unrealized losses of our perpetual preferred stocks by individual issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities will increase and we will recover our cost.  If we are unable to forecast a reasonable period of time in which we will recover the cost of our perpetual preferred stocks, we record a charge for OTTI in our consolidated statement of operations equivalent to the entire unrealized loss.  There were no OTTI charges related to our perpetual preferred stocks for the three months ended September 30, 2009.  We recorded OTTI charges related to our perpetual preferred stocks of $1.2 million for the nine months ended September 30, 2009.  We recorded OTTI charges related to our perpetual preferred stocks of $5.6 million for the three and nine months ended September 30, 2008.

Overall, we believe that the gross unrealized loss in our available-for-sale portfolio represents temporary declines in fair value.  We believe that the unrealized loss is not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses recorded in future periods.

Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of September 30, 2009 ($ in thousands):

U.S. Government	$148,647
Insurance-linked securities	20,215
Corporate bonds	79
Non-U.S. governments	119,001
Total trading securities	$287,942

We elected to apply the fair value measurement attributes of ASC 825 to our investments in U.S. Treasury Inflation-Protected Securities (“TIPS”) and insurance-linked securities.  We believe that recognizing changes in the fair value of the TIPS in net realized gains or losses on investments in our consolidated statement of operations is a better presentation of the total return on these securities.  Insurance-linked securities have exposure to catastrophe loss, which we actively manage.  We believe that the various risk elements of insurance-linked securities are more appropriately accounted for in accordance with the fair value measurement attributes of ASC 825.  We have included TIPS and insurance-linked securities at a fair value of $168.9 million in our fixed maturity trading securities on our consolidated balance sheets.  Net favorable changes in the fair value of these securities were $3.4 million and $6.2 million for the three and nine months ended September 30, 2009, respectively, and were included in net realized gains on investments in our consolidated statements of operations.  At acquisition, we determine our trading intent in the near term for securities accounted for in accordance with ASC 825.  If we do not intend to sell these securities in the near term, then the purchases and sales are included in investing activities in our consolidated statements of cash flows.  Accordingly, for the nine months ended September 30, 2009 purchases of $159.7 million were classified as investing activities and $208.3 million of net sales were classified as net trading securities activities and included in operating activities of the cash flow statements.  For the nine months ended September 30, 2008, no securities were elected under ASC 825.

The non-U.S. government securities consist of securities that are non-U.S. dollar denominated securities.

Net Investment Income

The following table sets forth our net investment income for the three and nine months ended September 30, 2009 ($ in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Fixed maturity securities	$43,777	$121,501
Short-term investments and cash and cash equivalents	237	1,534
Funds held	1,981	3,690
Subtotal	45,995	126,725
Less investment expenses	1,248	3,655
Net investment income	$44,747	$123,070

Net Realized Gains and Losses on Investments

The following table sets forth our net realized gains and losses on investments for the three and nine months ended September 30, 2009 ($ in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Net gains (losses) on the sale of investments:
Gross realized gains	$22,960	$53,277
Gross realized losses	(4,882)	(5,431)
Subtotal	18,078	47,846
Mark-to-market adjustments on trading securities	4,475	6,071
Net realized gains on investments	$22,553	$53,917

Maturities

Actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.  The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of September 30, 2009 ($ in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$116,000	$117,174
Due from one to five years	1,402,896	1,445,197
Due from five to ten years	578,635	605,461
Due in ten or more years	483,817	497,741
Mortgage-backed and asset-backed securities	1,386,201	1,284,513
Total	$3,967,549	$3,950,086

3.	Fair Value Measurements

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

We consider prices for actively traded government securities and exchange traded preferred stocks to be based on quoted prices in active markets for identical assets (Level 1 as defined by ASC 820).  The fair values of our other fixed maturity securities, which generally include mortgage-backed and asset-backed securities, corporate bonds, municipal bonds, and bonds issued or guaranteed by governmental entities, are based on prices obtained from independent pricing vendors, index providers, or broker-dealers using observable inputs (Level 2 as defined by ASC 820).  The inputs used by pricing vendors may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers and industry and economic indicators.  The inputs used in index pricing may include benchmark yields, transactional data, broker-dealer quotes, security cash flows and structures, credit ratings, prepayment speeds, loss severities, credit risks and default rates.  Broker-dealers value securities through trading desks primarily based on observable inputs.  The fair values of our derivative instruments, which are included in other liabilities in our consolidated balance sheets, are determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models (Level 3 as defined by ASC 820).

The following table presents the fair value measurement levels for all assets and liabilities which the Company has recorded at fair value as of September 30, 2009 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3

Financial assets:
U.S. Government	$515,011	515,011	–	$–
U.S. Government agencies	101,087	–	101,087	–
Corporate	659,757	21,428	638,329	–
Commercial mortgage-backed securities	227,796	–	227,796	–
Residential mortgage-backed securities	995,445	–	995,445	–
Asset-backed securities	61,272	–	61,272	–
Municipal bonds	702,357	–	702,357	–
Non-U.S. governments	667,146	35,666	631,480	–
Insurance-linked securities	20,215	–	20,215	–
Preferred stocks	3,534	3,534	–	–
Short-term investments	47,888	–	47,888	–
Total	$4,001,508	575,639	3,425,869	$–

Financial liabilities:
Derivative instruments	4,245	–	–	4,245
Total	$4,245	–	–	$4,245

The following table presents the reconciliation of the beginning and ending fair value measurements of our Level 3 liabilities, consisting of derivative instruments, measured at fair value using significant unobservable inputs for the nine months ended September 30, 2009 ($ in thousands):

Beginning balance at January 1, 2009	$(4,753)
Purchases, issuances, and settlements	7,336
Total unrealized and realized losses included in earnings	(6,828)
Ending balance at September 30, 2009	$(4,245)
Losses for the period attributable to the net change in unrealized losses relating to liabilities outstanding	$(6,828)

The net change in unrealized losses for the nine months ended September 30, 2009 of $6.8 million relating to derivative instruments outstanding was included in the net changes in fair value of derivatives in our consolidated statement of operations.  We settled balances of $7.3 million on derivatives in the nine months ended September 30, 2009 and such payments were also included in the net changes in fair value of derivatives in our consolidated statement of operations.

4.	Derivative Instruments

In August 2008, we entered into a derivative agreement with Topiary Capital Limited (“Topiary”), a Cayman Islands special purpose vehicle, that provides us with the ability to recover up to $200.0 million should two catastrophic events involving U.S. wind, U.S. earthquake, European wind or Japanese earthquake occur that meet specified loss criteria during any of three annual periods commencing August 1, 2008.  Any recovery we make under this contract is based on insured property industry loss estimates for the U.S. perils and European wind and a parametric index for Japanese earthquake events.  Recovery is based on both a physical and a financial variable and is not based on actual losses we may incur.  Consequently, the transaction is accounted for as a derivative and carried at the estimated net fair value.

Under the terms of the agreement, we pay Topiary approximately $9.8 million during each of the three annual periods.  The net derivative liability at September 30, 2009 of $4.2 million was included in other liabilities on our consolidated balance sheet.  The net change in fair value for the nine months ended September 30, 2009 of $6.8 million was included in the change in fair value of derivatives on our consolidated statement of operations.

Topiary’s limit of loss is collateralized with high quality investment grade securities in a secured collateral account.  The performance of the securities in the collateral account is guaranteed under a total return swap agreement with Goldman Sachs International whose obligations under the swap agreement are guaranteed by Goldman Sachs Group, Inc.

5.	Earnings per Share

The following is a calculation of the basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 ($ in thousands, except per share data):

	Net Income	Weighted Average Shares Outstanding	Earnings per Share

Three Months Ended September 30, 2009:
Basic earnings per share:
Net income	$109,468	49,660	$2.20
Effect of dilutive securities - common share options, restricted common shares and common share units	–	2,379
Adjusted net income for diluted earnings per share	$109,468	52,039	$2.10

Three Months Ended September 30, 2008:
Basic and diluted earnings per share:
Net loss attributable to common shareholders	$(47,942)	48,260	$(0.99)

	Net Income	Weighted Average Shares Outstanding	Earnings per Share

Nine Months Ended September 30, 2009:
Basic earnings per share:
Net income attributable to common shareholders	$291,219	49,955	$5.83
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	1,581
Conversion of preferred shares	–	1,011
Preferred share dividends	1,301	–
Adjusted net income for diluted earnings per share	$292,520	52,547	$5.57

Nine Months Ended September 30, 2008:
Basic earnings per share:
Net income attributable to common shareholders	$154,382	49,963	$3.09
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	2,674
Conversion of preferred shares	–	4,996
Preferred share dividends	7,806	–
Adjusted net income for diluted earnings per share	$162,188	57,633	$2.81

6.	Operating Segment Information

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

In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, interest expense and certain corporate expenses to segments.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of underwriting income to income before income tax expense for the three and nine months ended September 30, 2009 and 2008 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

Three Months Ended September 30, 2009:
Net premiums written	$147,448	88,467	7,675	$243,590

Net premiums earned	132,567	90,591	6,380	229,538
Net losses and loss adjustment expenses	46,307	59,243	(6,310)	99,240
Net acquisition expenses	16,821	19,393	13,795	50,009
Other underwriting expenses	9,643	6,751	342	16,736
Segment underwriting income (loss)	$59,796	5,204	(1,447)	63,553

Net investment income				44,747
Net realized gains on investments				22,553
Net impairment losses				(5,075)
Net changes in fair value of derivatives				(4,305)
Net foreign currency exchange gains				616
Other expense				(1,222)
Corporate expenses not allocated to segments				(8,474)
Interest expense				(4,757)
Income before income tax benefit				$107,636

Ratios:
Net loss and loss adjustment expenses	34.9%	65.4%	(98.9%)	43.2%
Net acquisition expense	12.7%	21.4%	216.2%	21.8%
Other underwriting expense	7.3%	7.5%	5.4%	7.3%
Combined	54.9%	94.3%	122.7%	72.3%

	Property and Marine	Casualty	Finite Risk	Total

Three Months Ended September 30, 2008:
Net premiums written	$167,136	106,826	5,180	$279,142

Net premiums earned	151,763	124,319	4,643	280,725
Net losses and loss adjustment expenses	183,759	86,057	1,047	270,863
Net acquisition expenses	23,691	29,191	3,438	56,320
Other underwriting expenses	11,543	4,948	286	16,777
Segment underwriting (loss) income	$(67,230)	4,123	(128)	(63,235)

Net investment income				48,043
Net realized losses on investmets				(71)
Net impairment losses				(13,096)
Net changes in fair value of derivatives				(6,645)
Net foreign currency exchange losses				(6,134)
Other expense				(88)
Corporate expenses not allocated to segments				(4,376)
Interest expense				(4,752)
Loss before income tax benefit				$(50,354)

Ratios:
Net loss and loss adjustment expenses	121.1%	69.2%	22.6%	96.5%
Net acquisition expense	15.6%	23.5%	74.0%	20.1%
Other underwriting expense	7.6%	4.0%	6.2%	6.0%
Combined	144.3%	96.7%	102.8%	122.6%

Nine Months Ended September 30, 2009:
Net premiums written	$402,588	273,940	20,451	$696,979

Net premiums earned	394,554	299,712	15,486	709,752
Net losses and loss adjustment expenses	186,565	179,426	2,358	368,349
Net acquisition expenses	47,711	66,020	14,772	128,503
Other underwriting expenses	26,925	18,550	1,042	46,517
Segment underwriting income (loss)	$133,353	35,716	(2,686)	166,383

Net investment income				123,070
Net realized gains on investments				53,917
Net impairment losses				(11,739)
Net changes in fair value of derivatives				(6,828)
Net foreign currency exchange gains				157
Other income				4,222
Corporate expenses not allocated to segments				(22,467)
Interest expense				(14,268)
Income before income tax benefit				$292,447

Ratios:
Net loss and loss adjustment expenses	47.3%	59.9%	15.2%	51.9%
Net acquisition expense	12.1%	22.0%	95.4%	18.1%
Other underwriting expense	6.8%	6.2%	6.7%	6.6%
Combined	66.2%	88.1%	117.3%	76.6%

	Property and Marine	Casualty	Finite Risk	Total

Nine Months Ended September 30, 2008:
Net premiums written	$454,541	335,295	10,437	$800,273

Net premiums earned	446,869	385,059	8,630	840,558
Net losses and loss adjustment expenses	279,165	252,233	(6,940)	524,458
Net acquisition expenses	69,119	98,893	14,987	182,999
Other underwriting expenses	29,774	18,734	961	49,469
Segment underwriting income (loss)	$68,811	15,199	(378)	83,632

Net investment income				144,037
Net realized losses on investment				(3,267)
Net impairment losses				(13,096)
Net changes in fair value of derivatives				(8,415)
Net foreign currency exchange losses				(3,263)
Other income				533
Corporate expenses not allocated to segments				(18,474)
Interest expense				(14,253)
Income before income tax expense				$167,434

Ratios:
Net loss and loss adjustment expenses	62.5%	65.5%	(80.4%)	62.4%
Net acquisition expense	15.5%	25.7%	173.7%	21.8%
Other underwriting expense	6.7%	4.9%	11.1%	5.9%
Combined	84.7%	96.1%	104.4%	90.1%

7.	Income Taxes

We provide for income tax expense or benefit based upon income reported in the consolidated financial statements and the provisions of currently enacted tax laws.  Platinum Holdings and Platinum Bermuda are incorporated in Bermuda.  Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of an estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016.  We also have subsidiaries in the United States, the United Kingdom and Ireland that are subject to the tax laws thereof.  The income tax returns of our U.S. based subsidiaries that remain open to examination are for calendar years 2003 and forward.  The income tax returns of 2003 and 2004 are currently under examination by the U.S. Internal Revenue Service.

8.	Condensed Consolidating Financial Information

Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary of Platinum Regency.  The outstanding Series B 7.5% Notes issued by Platinum Finance, due June 1, 2017, are fully and unconditionally guaranteed by Platinum Holdings.

The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States, the United Kingdom, and Ireland.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by Platinum US to Platinum Finance in 2009 without prior regulatory approval is estimated to be approximately $57.4 million.  The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2009, including Platinum US, without prior regulatory approval is estimated to be approximately $386.4 million.  During the nine months ended September 30, 2009, dividends of $105.0 million were paid by Platinum Bermuda to Platinum Holdings, and dividends of $20.0 million were paid by Platinum US to Platinum Finance.

The tables below present condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 ($ in thousands):

Condensed Consolidating Balance Sheet September 30, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	26,469	3,975,039	–	$4,001,508
Investment in subsidiaries	2,110,061	545,044	342,776	(2,997,881)	–
Cash and cash equivalents	47,726	15,113	349,444	–	412,283
Reinsurance assets	–	–	434,452	–	434,452
Other assets	18,686	2,093	288,600	–	309,379
Total assets	$2,176,473	588,719	5,390,311	(2,997,881)	$5,157,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,689,192	–	$2,689,192
Debt obligations	–	250,000	–	–	250,000
Other liabilities	6,408	1,924	40,033	–	48,365
Total liabilities	6,408	251,924	2,729,225	–	2,987,557

Shareholders’ Equity
Common shares	498	–	6,250	(6,250)	498
Additional paid-in capital	1,025,939	212,592	1,883,119	(2,095,711)	1,025,939
Accumulated other comprehensive loss	(33,279)	5,507	(27,832)	22,325	(33,279)
Retained earnings	1,176,907	118,696	799,549	(918,245)	1,176,907
Total shareholders’ equity	2,170,065	336,795	2,661,086	(2,997,881)	2,170,065

Total liabilities and shareholders’ equity	$2,176,473	588,719	5,390,311	(2,997,881)	$5,157,622

Condensed Consolidating Balance Sheet December 31, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	2,140	3,444,782	–	$3,446,922
Investment in subsidiaries	1,736,321	518,682	302,500	(2,557,503)	–
Cash and cash equivalents	66,325	10,468	736,224	–	813,017
Reinsurance assets	–	–	517,846	–	517,846
Other assets	14,158	2,652	132,568	–	149,378
Total assets	$1,816,804	533,942	5,133,920	(2,557,503)	$4,927,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,810,865	–	$2,810,865
Debt obligations	–	250,000	–	–	250,000
Other liabilities	7,407	2,412	47,082	–	56,901
Total liabilities	7,407	252,412	2,857,947	–	3,117,766

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	475	–	6,250	(6,250)	475
Additional paid-in capital	1,114,135	194,264	1,898,582	(2,092,846)	1,114,135
Accumulated other comprehensive loss	(188,987)	(27,899)	(216,870)	244,769	(188,987)
Retained earnings	883,717	115,165	588,011	(703,176)	883,717
Total shareholders' equity	1,809,397	281,530	2,275,973	(2,557,503)	1,809,397

Total liabilities and shareholders’ equity	$1,816,804	533,942	5,133,920	(2,557,503)	$4,927,163

Consolidating Statement of Operations For the Three Months Ended September 30, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	229,538	–	$229,538
Net investment income	7	34	44,706	–	44,747
Net realized gains on investments	–	–	22,553	–	22,553
Net impairment losses on investments	–	–	(5,075)	–	(5,075)
Other income (expense)	3,813	–	(5,035)	–	(1,222)
Total revenue	3,820	34	286,687	–	290,541

Expenses:
Net losses and loss adjustment expenses	–	–	99,240	–	99,240
Net acquisition expenses	–	–	50,009	–	50,009
Net changes in fair value of derivatives	–	–	4,305	–	4,305
Operating expenses	7,316	111	17,783	–	25,210
Net foreign currency exchange gains	–	–	(616)	–	(616)
Interest expense	–	4,757	–	–	4,757
Total expenses	7,316	4,868	170,721	–	182,905

Income (loss) before income tax expense (benefit)	(3,496)	(4,834)	115,966	–	107,636
Income tax expense (benefit)	300	(1,751)	(381)	–	(1,832)

Income (loss) before equity in earnings of subsidiaries	(3,796)	(3,083)	116,347	–	109,468
Equity in earnings of subsidiaries	113,264	312	(3,123)	(110,453)	–

Net income (loss)	$109,468	(2,771)	113,224	(110,453)	$109,468

Consolidating Statement of Operations For the Three Months Ended September 30, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	280,725	–	$280,725
Net investment income	586	129	47,328	–	48,043
Net realized losses on investments	–	(14)	(57)	–	(71)
Net impairment losses on investments	–	–	(13,096)		(13,096)
Other income (expense)	811	–	(899)	–	(88)
Total revenue	1,397	115	314,001	–	315,513

Expenses:
Net losses and loss adjustment expenses	–	–	270,863	–	270,863
Net acquisition expenses	–	–	56,320	–	56,320
Net changes in fair value of derivatives	–	–	6,645	–	6,645
Operating expenses	4,282	63	16,808	–	21,153
Net foreign currency exchange losses	–	–	6,134	–	6,134
Interest expense	–	4,752	–	–	4,752
Total expenses	4,282	4,815	356,770	–	365,867

Income (loss) before income tax expense (benefit)	(2,885)	(4,700)	(42,769)	–	(50,354)
Income tax expense (benefit)	150	(2,250)	(2,914)	–	(5,014)

Income (loss) before equity in earnings of subsidiaries	(3,035)	(2,450)	(39,855)	–	(45,340)
Equity in earnings of subsidiaries	(42,305)	(3,576)	175,905	(130,024)	–

Net income (loss)	(45,340)	(6,026)	136,050	(130,024)	(45,340)
Preferred dividends	2,602	–	–	–	2,602

Net income (loss) attributable to common shareholders	$(47,942)	(6,026)	136,050	(130,024)	$(47,942)

Consolidating Statement of Operations For the Nine Months Ended September 30, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	709,752	–	$709,752
Net investment income	51	95	122,924	–	123,070
Net realized gains on investments	–	1	53,916	–	53,917
Net impairment losses on investments	–	–	(11,739)	–	(11,739)
Other income	4,715	–	(493)	–	4,222
Total revenue	4,766	96	874,360	–	879,222

Expenses:
Net losses and loss adjustment expenses	–	–	368,349	–	368,349
Net acquisition expenses	–	–	128,503	–	128,503
Net changes in fair value of derivatives	–	–	6,828	–	6,828
Operating expenses	20,475	330	48,179	–	68,984
Net foreign currency exchange gains	–	–	(157)	–	(157)
Interest expense	–	14,268	–	–	14,268
Total expenses	20,475	14,598	551,702	–	586,775

Income (loss) before income tax expense (benefit)	(15,709)	(14,502)	322,658	–	292,447
Income tax expense (benefit)	600	(4,961)	4,288	–	(73)

Income (loss) before equity in earnings of subsidiaries	(16,309)	(9,541)	318,370	–	292,520
Equity in earnings of subsidiaries	308,829	11,477	2,330	(322,636)	–

Net income	292,520	1,936	320,700	(322,636)	292,520
Preferred dividends	1,301	–	–	–	1,301

Net income attributable to common shareholders	$291,219	1,936	320,700	(322,636)	$291,219

Consolidating Statement of Operations For the Nine Months Ended September 30, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	840,558	–	$840,558
Net investment income	1,441	529	142,067	–	144,037
Net realized losses on investments	–	(10)	(3,257)	–	(3,267)
Net impairment losses on investments	–	–	(13,096)	–	(13,096)
Other income (expense)	1,895	–	(1,362)	–	533
Total revenue	3,336	519	964,910	–	968,765

Expenses:
Net losses and loss adjustment expenses	–	–	524,458	–	524,458
Net acquisition expenses	–	–	182,999	–	182,999
Net changes in fair value of derivatives	–	–	8,415	–	8,415
Operating expenses	18,098	243	49,602	–	67,943
Net foreign currency exchange losses	–	–	3,263	–	3,263
Interest expense	–	14,253	–	–	14,253
Total expenses	18,098	14,496	768,737	–	801,331

Income (loss) before income tax expense (benefit)	(14,762)	(13,977)	196,173	–	167,434
Income tax expense (benefit)	450	(4,555)	9,351	–	5,246

Income (loss) before equity in earnings of subsidiaries	(15,212)	(9,422)	186,822	–	162,188
Equity in earnings of subsidiaries	177,400	21,850	11,050	(210,300)	–

Net income	162,188	12,428	197,872	(210,300)	162,188
Preferred dividends	7,806	–	–	–	7,806

Net income attributable to common shareholders	$154,382	12,428	197,872	(210,300)	$154,382

Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the Nine Months Ended September 30, 2009	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(10,195)	(9,504)	442,176	–	$422,477

Investing Activities:
Proceeds from sale of available-for-sale securities	–	–	1,007,097	–	1,007,097
Purchase of subsidiary shares	–	–	(18,367)	18,367	–
Proceeds from maturity or paydown of available-for-sale securities	–	718	365,698	–	366,416
Acquisition of available-for-sale securities	–	(9,986)	(1,947,500)	–	(1,957,486)
Acquisition of trading securities	–	–	(159,748)	–	(159,748)
Increase in short-term investments	–	(14,951)	42,407	–	27,456
Dividends from subsidiaries	105,000	20,000	–	(125,000)	–
Net cash provided by (used in) investing activities	105,000	(4,219)	(710,413)	(106,633)	(716,265)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	–	–	–	(2,602)
Dividends paid to common shareholders	(12,273)	–	(125,000)	125,000	(12,273)
Proceeds from exercise of share options	2,856	–	–	–	2,856
Purchase of common shares	(101,384)	–	–	–	(101,384)
Proceeds from common share issuance	–	18,367	–	(18,367)	–
Net cash provided by (used in) financing activities	(113,403)	18,367	(125,000)	106,633	(113,403)
Effect of foreign currency exchange rate changes on cash	–	–	6,457	–	6,457
Net increase (decrease) in cash and cash equivalents	(18,598)	4,644	(386,780)	–	(400,734)
Cash and cash equivalents at beginning of period	66,325	10,468	736,224	–	813,017

Cash and cash equivalents at end of period	$47,727	15,112	349,444	–	$412,283

Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the Nine Months Ended September 30, 2008	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(9,229)	(7,856)	281,329	–	$264,244

Investing Activities:
Proceeds from sale of available-for-sale securities	–	–	80,126	–	80,126
Proceeds from maturity or paydown of available-for-sale securities	–	2,426	857,637	–	860,063
Acquisition of available-for-sale securities	–	–	(1,341,153)	–	(1,341,153)
Increase in short-term investments	–	–	(80,559)	–	(80,559)
Dividends from subsidiaries	305,000	–	–	(305,000)	–
Net cash provided by (used in) investing activities	305,000	2,426	(483,949)	(305,000)	(481,523)

Financing Activities:
Dividends paid to preferred shareholders	(7,806)	–	–	–	(7,806)
Dividends paid to common shareholders	(11,972)	–	(305,000)	305,000	(11,972)
Proceeds from exercise of share options	25,896	–	–	–	25,896
Purchase of common shares	(260,399)	–	–	–	(260,399)
Net cash used in financing activities	(254,281)	–	(305,000)	305,000	(254,281)
Effect of foreign currency exchange rate changes on cash	–	–	(4,038)	–	(4,038)
Net increase (decrease) in cash and cash equivalents	41,490	(5,430)	(511,658)	–	(475,598)
Cash and cash equivalents at beginning of period	39,592	18,349	1,018,338	–	1,076,279

Cash and cash equivalents at end of period	$81,082	12,919	506,680	–	$600,681

9.	Company Share Repurchases

Our board of directors has authorized the repurchase of up to $250.0 million of our common shares through a share repurchase program.  Since the program was established, our board has monitored the level of share repurchase activity and periodically restored the repurchase authority under the program to $250.0 million, most recently on July 23, 2009.  During the nine months ended September 30, 2009, we repurchased 3.7 million of our common shares in the open market at an aggregate cost, including commissions, of $101.4 million and a weighted average cost, including commissions, of $27.14 per share.  All of the common shares we repurchased were canceled.  We did not repurchase any common shares during the three months ended September 30, 2009.

10.	Subsequent Events

The Company has evaluated subsequent events up to and including November 6, 2009, the date of issuance of the unaudited consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended September 30, 2009 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see the “Note on Forward-Looking Statements” below.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

 Our Business

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) was organized in 2002 as a Bermuda holding company.  We operate through two licensed reinsurance subsidiaries, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”) and Platinum Underwriters Reinsurance, Inc. (“Platinum US”).  Platinum Holdings and its consolidated subsidiaries are collectively referred to in this Form 10-Q as “the Company,” “we,” “us” and “our,” unless the context otherwise indicates.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

We had $2.4 billion in capital resources as of September 30, 2009 as compared with $2.1 billion in capital resources as of December 31, 2008.  Our net income for the three and nine months ended September 30, 2009 was $109.5 million and $292.5 million, respectively, as compared with a loss of $45.3 million for the three months ended September 30, 2008 and net income of $162.2 million for the nine months ended September 30, 2008.  Our strong net income so far this year reflects disciplined underwriting, lower than expected catastrophe activity, good investment results and net favorable reserve development.  Our net premiums written for the three and nine months ended September 30, 2009 were $243.6 million and $697.0 million, respectively, as compared with net premiums written for the three and nine months ended September 30, 2008 of $279.1 million and $800.3 million, respectively.  The decrease in net premiums written is primarily due to non-renewal of business that fell below our minimum pricing standards.

In our Property and Marine segment, we seek to limit our estimated probable maximum loss to a specific level for severe catastrophic events.  We currently expect to limit the probable maximum pre-tax loss for 2009 to no more than 22.5% of total capital for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we may change this threshold at any time.  The estimated probable maximum loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $404 million and $293 million as of October 1, 2009 and January 1, 2009, respectively.

 Current Outlook

During 2009, reinsurance companies have generally performed well due, in part, to strong investment performance and the absence of major catastrophe losses.  Accordingly, we anticipate some downward pricing pressure on catastrophe exposed business during 2010.  We have found relatively more attractive underwriting conditions for property and marine business rather than for casualty business so far this year and have accordingly shifted our mix of business toward our Property and Marine segment.  We expect that property and marine business will continue to represent a larger proportion of our overall book of business, which could increase the volatility of our results of operations.  Assuming only modest rate declines, we expect to write a similar portfolio of property and marine business next year compared with the portfolio that we currently have in force.

For our Casualty segment, although rates are beginning to increase slightly, we expect the amount of business we write will decrease until such time as rates increase at a pace greater than the trend in loss costs.  However, we believe that the casualty market offers adequate returns on certain accounts.  We believe that financial security is a significant concern for buyers of long-tailed reinsurance protection who typically seek reinsurers with strong balance sheets, quality ratings, and a proven claims-paying record.  We believe that our rating, capitalization and reputation as a lead casualty reinsurer position us well to write profitable business as opportunities arise.

We expect that the relatively low level of demand for finite risk products will continue for the foreseeable future.  We have written no new business in our Finite Risk segment since January 1, 2009 and expect little or no activity in this segment going forward.

 Significant Accounting Policies

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make many estimates and valuation assumptions that affect the reported amounts of assets, liabilities (including unpaid losses and loss adjustment expenses (“LAE”)), revenues and expenses, and related disclosures of contingent liabilities.  Certain of these estimates and assumptions result from judgments that are necessarily subjective.  Actual results may differ materially from these estimates.  Our critical accounting estimates include premiums written and earned, unpaid losses and LAE, reinsurance recoverable, valuation of investments and evaluation of risk transfer.  For a detailed discussion of the Company’s critical accounting estimates, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Form 10-K.

In April 2009, the FASB issued additional guidance under the FASB Accounting Standards Codification 320, “Investments – Debt and Equity Securities” (“ASC 320”) that amends previous guidance with respect to other-than-temporary impairments for debt securities.  See the discussion of recently issued accounting pronouncements and significant accounting policies in Note 1 to the consolidated financial statements in this Form 10-Q.

 Results of Operations

 Three Months Ended September 30, 2009 as Compared with the Three Months Ended September 30, 2008

Net income (loss) and diluted earnings (loss) per share for the three months ended September 30, 2009 and 2008 were as follows ($ in thousands, except earnings per share):

	2009	2008	Increase

Net income (loss)	$109,468	(45,340)	$154,808
Average shares outstanding used to calculate diluted earnings per share	52,039	48,260	3,779
Diluted earnings (loss) per share	$2.10	(0.99)	$3.09

The increase in net income in the three months ended September 30, 2009 as compared with the same period in 2008 was primarily due to an increase in net underwriting income of $126.8 million, an increase in net realized gains on investments of $22.6 million and a decrease in net impairment losses on investments of $8.0 million.  Net underwriting income or loss consists of net premiums earned, less net losses and LAE, net acquisition expenses and operating costs related to underwriting operations.  The increase in net underwriting income was primarily due to the decrease in underwriting losses arising from major catastrophes in the three months ended September 30, 2009.

The increase in diluted earnings per share for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008 was due to the increase in net income.  The average shares outstanding used to calculate diluted earnings per share was higher in the three months ended September 30, 2009 than in the three months ended September 30, 2008 because the effect of dilutive securities was included in the three months ended September 30, 2009 and excluded in the three months ended September 30, 2008 due to a net loss recorded by the Company.

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

Underwriting Results

Net underwriting income for the three months ended September 30, 2009 was $63.6 million as compared with a net underwriting loss of $63.2 million for the three months ended September 30, 2008.  The increase in net underwriting income in the three months ended September 30, 2009 as compared with the same period in 2008 was primarily due to a decrease in underwriting losses arising from major catastrophes in the three months ended September 30, 2009.  Net underwriting losses arising from major catastrophes were $3.8 million and $135.1 million in the three months ended September 30, 2009 and 2008, respectively.  Net underwriting losses from major catastrophes in 2008 were primarily attributable to Hurricanes Gustav and Ike.  Net premiums written decreased in the three months ended September 30, 2009 as compared with the same period in 2008 primarily due to decreases in premiums written in both the Property and Marine and Casualty segments.

Net favorable development was $20.3 million and $32.0 million in the three months ended September 30, 2009 and 2008, respectively.  Net favorable or unfavorable development is the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions.  The net favorable development in the three months ended September 30, 2009 relating to prior years was in both the Property and Marine and Casualty segments.

Property and Marine

The Property and Marine operating segment generated 60.5% and 59.9% of our net premiums written for the three months ended September 30, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the three months ended September 30, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Gross premiums written	$158,734	176,677	$(17,943)
Ceded premiums written	11,286	9,541	1,745
Net premiums written	147,448	167,136	(19,688)

Net premiums earned	132,567	151,763	(19,196)
Net losses and LAE	46,307	183,759	(137,452)
Net acquisition expenses	16,821	23,691	(6,870)
Other underwriting expenses	9,643	11,543	(1,900)
Property and Marine segment underwriting income (loss)	$59,796	(67,230)	$127,026

Ratios:
Net loss and LAE	34.9%	121.1%	(86.2) points
Net acquisition expense	12.7%	15.6%	(2.9) points
Other underwriting expense	7.3%	7.6%	(0.3) points
Combined	54.9%	144.3%	(89.4) points

The increase in underwriting income in the three months ended September 30, 2009 as compared with the same period in 2008 was primarily due to a decrease in underwriting losses arising from major catastrophes, partially offset by a decrease in net favorable development of prior years’ premiums and losses.  We had $3.8 million of underwriting losses from major catastrophes in the three months ended September 30, 2009 as compared with $135.1 million in the same period in 2008.  Underwriting losses from major catastrophes in 2008 were primarily attributable to Hurricanes Gustav and Ike.  Net favorable development was $12.2 million and $19.4 million in the three months ended September 30, 2009 and 2008, respectively.

Gross premiums written in the three months ended September 30, 2009 decreased as compared with the same period in 2008 as a result of reinstatement premiums related to major catastrophes.  Reinstatement premiums related to major catastrophes were $0.8 million and $21.6 million in the three months ended September 30, 2009 and 2008, respectively.

The decrease in net losses and LAE in the three months ended September 30, 2009 as compared with the same period in 2008 was primarily due to the decrease in losses arising from major catastrophes in the three months ended September 30, 2009.  Losses from major catastrophes were $4.6 million and $148.8 million in the three months ended September 30, 2009 and 2008, respectively.  This decrease was partially offset by a decrease in net favorable loss development.  Net favorable loss development was $12.4 million and $22.2 million in the three months ended September 30, 2009 and 2008, respectively.  Net favorable loss development in these two periods was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than we expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property excess-of-loss per risk	$1,552	(3)	965	$2,514
Catastrophe excess-of-loss (non-major events)	3,925	453	(109)	4,269
Crop	1,659	(31)	–	1,628
Marine, aviation and satellite	1,472	106	(371)	1,207
Property proportional	2,850	(143)	–	2,707
Other	978	–	(1,068)	(90)
Total	$12,436	382	(583)	$12,235

Net favorable development in the property excess-of-loss per risk class arose primarily from the 2007 and 2008 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from international business in the 2008 underwriting year.  A change in the expected pattern of reported losses for our international and North American business resulted in approximately $0.7 million of the favorable development in the catastrophe excess-of-loss (non-major events) class.  Net favorable development in the crop class arose primarily in our North American business in the 2008 underwriting year where the loss ratio had been increased in prior periods from the initial expected loss ratio in response to loss experience.  Net favorable development in the marine, aviation and satellite class arose primarily from marine business in the 2007 underwriting year where loss ratios had been increased in prior periods from initial expected loss ratios in response to loss experience.  Net favorable development in the property proportional class arose primarily from the 2006 and 2007 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2008 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property excess-of-loss per risk	$3,376	48	185	$3,609
Catastrophe excess-of-loss (non-major events)	5,018	(52)	2	4,968
Major catastrophes	7,040	–	(1,222)	5,818
Marine, aviation and satellite	2,172	(2,303)	308	177
Property proportional	3,839	363	–	4,202
Other	705	(110)	–	595
Total	$22,150	(2,054)	(727)	$19,369

Net favorable development in the property excess-of-loss per risk class arose primarily from the 2007 underwriting year where loss ratios had been increased in prior periods from initial expected loss ratios in response to loss experience.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from international business in the 2007 underwriting year.  Net favorable development in major catastrophes related to Hurricane Katrina and several other smaller catastrophe events.  Net favorable development in the property proportional class arose primarily from North American business in the 2003 through 2005 underwriting years, with a change to the expected pattern of reported losses resulting in approximately $2.0 million of the favorable development.

Net losses from major catastrophes in the three months ended September 30, 2009 and 2008 were $4.6 million and $148.8 million, respectively.  Net losses from major catastrophes and related premium adjustments increased the net loss and LAE ratio by 3.2 points and 95.6 points in the nine months ended September 30, 2009 and 2008, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 9.2 and 13.9 points in the three months ended September 30, 2009 and September 30, 2008, respectively.  Exclusive of losses related to major catastrophes and net favorable loss development, the net loss and LAE ratio was comparable at 40.9% and 41.4% for the three months ended September 30, 2009 and 2008, respectively.

Net acquisition expenses were $16.8 million and $23.7 million for the three months ended September 30, 2009 and 2008, respectively.  The decrease was due to decreases in earned premium.  The net acquisition expense ratio was 12.7% and 15.6% for the three months ended September 30, 2009 and 2008, respectively.  The decrease in the net acquisition expense ratio was due to differences in commission adjustments relating to the prior years’ losses.  The decrease in commissions related to prior years’ losses was $0.4 million which, with related premium adjustments, represented 0.2% of net earned premiums in the three months ended September 30, 2009 as compared with an increase of $2.1 million which, with related premium adjustments, represented 1.4% of net premiums earned for the same period in 2008.  Net acquisition expense ratios were also impacted by changes in our mix of business.

Casualty

The Casualty operating segment generated 36.3% and 38.3% of our net premiums written for the three months ended September 30, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the three months ended September 30, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Net premiums written	$88,467	106,826	$(18,359)

Net premiums earned	90,591	124,319	(33,728)
Net losses and LAE	59,243	86,057	(26,814)
Net acquisition expenses	19,393	29,191	(9,798)
Other underwriting expenses	6,751	4,948	1,803
Casualty segment underwriting income	$5,204	4,123	$1,081

Ratios:
Net loss and LAE	65.4%	69.2%	(3.8) points
Net acquisition expense	21.4%	23.5%	(2.1) points
Other underwriting expense	7.5%	4.0%	3.5 points
Combined	94.3%	96.7%	(2.4) points

Underwriting income in the three months ended September 30, 2009 as compared with the same period in 2008 was affected by several reinsurance contracts.  As a result of significantly reduced losses reported to us, we decreased underwriting losses related to a reinsurance contract covering leased private passenger automobile residual values (the “RVI Contract”) in the three months ended September 30, 2009 by $10.8 million.  We recorded underwriting losses of $10.0 million related to the RVI Contract in the three months ended September 30, 2008.  At year end 2008, in response to higher losses reported to us, we recorded underwriting losses equal to the remaining aggregate limit on the RVI Contract.  Partially offsetting the difference in underwriting losses related to the RVI contract were losses in the three months ended September 30, 2009 of $5.3 million on an accident and health contract and losses of $6.3 million related to liability arising from Australian wildfires.  Net favorable development was $9.4 million and $13.6 million in the three months ended September 30, 2009 and 2008, respectively.

The decrease in net premiums written in the three months ended September 30, 2009 as compared with the same period in 2008 was primarily due to decreases in business written in prior periods in the North American excess-of-loss occurrence class.  The decrease in the business written was the result of fewer opportunities that met our underwriting standards.  The decrease in net premiums earned was the result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

The decrease in net losses and LAE in the three months ended September 30, 2009 as compared with the same period in 2008 was due to a decrease in net premiums earned and a reduction of the losses on the contracts discussed above.  Net favorable loss development was $7.1 million and $12.5 million in the three months ended September 30, 2009 and 2008, respectively.  Net favorable loss development in the three months ended September 30, 2009 and 2008 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$7,061	44	–	$7,105
International casualty	(1,628)	(83)	(60)	(1,771)
North American excess-of-loss occurrence	(2,831)	221	11	(2,599)
North American umbrella	13,180	524	–	13,704
Accident and health	(7,885)	1,610	–	(6,275)
Other	(790)	(181)	165	(806)
Total	$7,107	2,135	116	$9,358

Net favorable development in the North American claims made class arose primarily from the 2003 and 2005 underwriting years.  Net unfavorable development in the international casualty class arose primarily from the 2007 and 2008 underwriting years, partially offset by favorable development in the 2003 and 2004 underwriting years.  The net unfavorable development primarily related to liability arising from wildfires in California.  Net unfavorable development in the North American excess-of-loss occurrence class arose primarily from construction-related business in the 2004 underwriting year.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2005 underwriting years.  Net unfavorable development in the accident and health class arose primarily from sports disability and health businesses in the 2006 through 2008 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2008 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American excess-of-loss claims made	$13,743	(319)	–	$13,424
North American excess-of-loss occurrence	(1,463)	(105)	–	(1,568)
International casualty	1,087	233	41	1,361
North American clash	(1,329)	27	226	(1,076)
Other	431	834	223	1,488
Total	$12,469	670	490	$13,629

Net favorable development in the North American excess-of-loss claims made class arose primarily from the 2003 through 2007 underwriting years.  During the quarter ended September 30, 2008, an analysis of our medical malpractice business updated internal and external data including rate changes, trend and loss experience.  This resulted in a reduction of the expected loss ratios for the 2004 through 2008 underwriting years and $8.5 million of the favorable development in the North American excess-of-loss claims made class.  Net unfavorable development in the North American excess-of-loss occurrence class arose primarily from the 2003 and 2007 underwriting years and was partially offset by favorable development in the 2004 underwriting year.  Net favorable development in the international casualty class arose primarily from the motor excess-of-loss business in the 2002 underwriting year.  Net unfavorable development in the North American clash class arose primarily from the 2004 underwriting year.

Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 7.9 and 10.3 points in the three months ended September 30, 2009 and 2008, respectively.  The net loss and LAE ratios were also affected by changes in the mix of business.

Net acquisition expenses were $19.4 million and $29.2 million for the three months ended September 30, 2009 and 2008, respectively.  The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned.  The net acquisition expense ratio was 21.4% and 23.5% for the three months ended September 30, 2009 and 2008, respectively.  The decrease in the net acquisition expense ratio was due to differences in commission and premium adjustments relating to prior years’ losses.  Decreases in commissions related to prior years’ losses were $2.1 million and $0.7 million in the three months ended September 30, 2009 and 2008, respectively.  These commission decreases, with related premium adjustments, represented 2.4% and 1.0% of net premiums earned, in the three months ended September 30, 2009 and 2008, respectively.  Net acquisition expense ratios were also impacted by changes in our mix of business.

Finite Risk

The Finite Risk segment generated 3.2% and 1.8% of our net premiums written for the three months ended September 30, 2009 and 2008, respectively.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the three months ended September 30, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Net premiums written	$7,675	5,180	$2,495

Net premiums earned	6,380	4,643	1,737
Net losses and LAE	(6,310)	1,047
Net acquisition expenses	13,795	3,438
Net losses, LAE and acquisition expenses	7,485	4,485	3,000
Other underwriting expenses	342	286	56
Finite Risk segment underwriting loss	$(1,447)	(128)	$(1,319)

Ratios:
Net loss and LAE	(98.9%)	22.6%
Net acquisition expense	216.2%	74.0%
Net loss, LAE and acquisition expense ratios	117.3%	96.6%	20.7 points
Other underwriting expense	5.4%	6.2%	(0.8) points
Combined	122.7%	102.8%	19.9 points

The Finite Risk portfolio consists of a small number of contracts that can be large in premium size and, consequently, premium volume may vary significantly from year to year.  Due to the reduction in the premium volume in recent years, current year ratios may be significantly impacted by relatively insignificant adjustments of prior years’ business.  The increases in net premiums written and net premiums earned in the three months ended September 30, 2009 as compared with the same period in 2008 were attributable to an increase in our participation on one contract.  The decrease in underwriting income was due to the increase in the net loss, LAE and acquisition expense ratio in the three months ended September 30, 2009 as compared with the same period in 2008.

The increase in net losses, LAE, and acquisition expenses in the three months ended September 30, 2009 as compared with the same period in 2008 was primarily due to the increase in net premiums earned.  The increase in the net loss, LAE and acquisition expense ratio in the three months ended September 30, 2009 as compared with the same period in 2008 was due to a premium adjustment with no associated loss that resulted in a decreased loss ratio in the three months ended September 30, 2008.  Net unfavorable development was $1.3 million and $1.0 million in the three months ended September 30, 2009 and 2008, respectively.  Net unfavorable development resulted from commission adjustments relating to profit commissions, which consider interest income on funds held by the ceding companies.  Interest income was $1.9 million and $1.0 million in the three months ended September 30, 2009 and 2008, respectively.  The net unfavorable development increased the net loss and LAE and acquisition expense ratio by 20.4 points and 20.8 points in the three months ended September 30, 2009 and 2008, respectively.  Exclusive of net favorable development and the premium adjustment, the net loss, LAE and acquisition expense ratio was 96.9% and 102.5% for the three months ended September 30, 2009 and 2008, respectively.

Non-Underwriting Results

Net investment income for the three months ended September 30, 2009 and 2008 was $44.7 million and $48.0 million, respectively.  Net investment income decreased in the more recent period primarily due to decreases in yields on invested assets and cash and cash equivalents.

The following table sets forth our net realized gains and losses on investments for the three months ended September 30, 2009 and 2008 ($ in thousands):

	2009	2008	Net change

Net gains (losses) on the sale of investments	$18,078	(5,118)	$23,196
Mark-to-market increase (decrease) in value of trading securities	4,475	5,047	(572)
Net realized gains (losses) on investments	$22,553	(71)	$22,624

We sold U.S. Government agency securities, realizing a net gain of $19.3 million, and commercial mortgage-backed securities (“CMBS”), realizing a net loss of $1.3 million, in the three months ended September 30, 2009.  The U.S. Government agency securities that we sold consisted of securities issued by financial institutions under the Temporary Liquidity Guarantee Program and are guaranteed by the Federal Deposit Insurance Corporation.  Losses on the sale of investments in the three months ended September 30, 2008 resulted from the sale of corporate bonds and other investment instruments issued by financial institutions.

Net impairment losses on investments were $5.1 million and $13.1 million for the three months ended September 30, 2009 and 2008, respectively.  The net impairment losses recorded during the three months ended September 30, 2009 included $2.0 million of non-agency residential mortgage-backed securities (“RMBS”), $1.7 million of CMBS and $1.4 million of sub-prime asset-backed securities.  The net impairment losses recorded in the three months ended September 30, 2009 reflect the portion of total other-than-temporary impairments attributed to the credit losses for the impaired securities.  The net impairment losses recorded in the three months ended September 30, 2008 reflect the entire difference between the amortized cost basis and fair value of the impaired securities at the balance sheet date.

The net changes in fair value of derivatives for the three months ended September 30, 2009 and 2008 were $4.3 million and $6.6 million, respectively.  The net changes in fair value of derivatives in the three months ended September 30, 2009 was attributed to a three year derivative contract with Topiary Capital Limited (“Topiary”) that commenced in August 2008 and provides us with annual second event catastrophe protection.  The seasonality of the subject perils and the second event nature of the contract result in significant fluctuation in the fair value of the derivative.  There were two other derivative contracts, in addition to Topiary, in effect for the three months ended September 30, 2008.  The first derivative contract provided second event catastrophe protection and the other derivative contract was an option to purchase reinsurance.  The decrease in expense in the three months ended September 30, 2009 as compared with the same period in 2008 was due to the two other derivative contracts, in addition to Topiary, in effect for the three months ended September 30, 2008.

Other expense for the three months ended September 30, 2009 and 2008 was $1.2 million and $0.1 million, respectively.  Other expense in the three months ended September 30, 2009 related primarily to a reinsurance contract that was accounted for as a deposit.

Operating expenses for the three months ended September 30, 2009 and 2008 were $25.2 million and $21.2 million, respectively.  Operating expenses include costs such as salaries, rent and other costs to support our reinsurance operations and costs associated with operating as a publicly traded company.  The increase in operating expenses was primarily attributed to an increase in performance based compensation accruals in 2009 as compared with a decrease in the same period in 2008 resulting in a net increase of $6.5 million, partially offset by a $4.3 million decrease in expenses attributable to entering into the agreement with Topiary in 2008.

Net foreign currency exchange gains for the three months ended September 30, 2009 were $0.6 million as compared to net foreign currency exchange losses of $6.1 million for the three months ended September 30, 2008.  We routinely transact business in currencies other than the U.S. dollar.  The foreign exchange gains for the three months ended September 30, 2009 were minimal because we held non-U.S. dollar denominated assets and liabilities in approximately equivalent amounts.  The net foreign currency exchange losses in the three months ended September 30, 2008 were the result of holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro and Pound Sterling, as the U.S. dollar declined in value against those currencies.

Interest expense for both the three months ended September 30, 2009 and 2008 was $4.8 million and related to our $250.0 million of Series B 7.5% Notes due June 1, 2017.

Income tax benefit for the three months ended September 30, 2009 and 2008 was $1.8 million and $5.0 million, respectively.  The income tax benefit in each of these periods arose from net losses generated by our subsidiaries that operate in taxable jurisdictions and income from tax-advantaged municipal bond investment income in Platinum US.  The decrease in income tax benefit was the result of a decline in the net losses generated by subsidiaries in taxable jurisdictions in the three months ended September 30, 2009 as compared to the same period in 2008.

 Nine Months Ended September 30, 2009 as Compared with the Nine Months Ended September 30, 2008

Net income and diluted earnings per share for the nine months ended September 30, 2009 and 2008 was as follows ($ in thousands, except earnings per share):

	2009	2008	Increase (decrease)

Net income	$292,520	162,188	$130,332
Average shares outstanding used to calculate diluted earnings per share	52,547	57,633	(5,086)
Diluted earnings per share	$5.57	2.81	$2.76

The increase in net income in the nine months ended September 30, 2009 as compared with the same period in 2008 was due to an increase in net underwriting income of $82.8 million and an increase in net realized gains on investments of $57.2 million.  The increase in net underwriting income was primarily due to the decrease in underwriting losses arising from major catastrophes in the nine months ended September 30, 2009.

The increase in diluted earnings per share for the nine months ended September 30, 2009 as compared with the three months ended September 30, 2008 was primarily due to the increase in net income.  Diluted earnings per share also reflects a decrease in average shares outstanding used to calculate diluted earnings per share as a result of share repurchases from October 1, 2008 to September 30, 2009.  Consequently, as net income increased by 80.4%, diluted earnings per share increased by 98.2%.

Underwriting Results

Net underwriting income for the nine months ended September 30, 2009 and 2008 was $166.4 million and $83.6 million, respectively.  The increase in net underwriting income for the nine months ended September 30, 2009 as compared with the same period in 2008 was primarily due to the decrease in underwriting losses arising from major catastrophes occurring in the nine months ended September 30, 2009, partially offset by a decrease in net favorable development.  Underwriting losses from catastrophes were $14.2 million and $140.4 million in the nine months ended September 30, 2009 and 2008, respectively.  Catastrophe losses in 2008 were primarily attributable to Hurricanes Gustav and Ike and European Storm Emma.  Net premiums written decreased in the nine months ended September 30, 2009 as compared with the same period in 2008 in both the Property and Marine and Casualty segments.

Net favorable development was $65.9 million and $98.3 million in the nine months ended September 30, 2009 and 2008, respectively.  The net favorable development in the nine months ended September 30, 2009 was in the Property and Marine and Casualty segments.

Property and Marine

The Property and Marine operating segment generated 57.8% and 56.8% of our net premiums written for the nine months ended September 30, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the nine months ended September 30, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Gross premiums written	$424,667	477,599	$(52,932)
Ceded premiums written	22,079	23,058	(979)
Net premiums written	402,588	454,541	(51,953)

Net premiums earned	394,554	446,869	(52,315)
Net losses and LAE	186,565	279,165	(92,600)
Net acquisition expenses	47,711	69,119	(21,408)
Other underwriting expenses	26,925	29,774	(2,849)
Property and Marine segment underwriting income	$133,353	68,811	$64,542

Ratios:
Net loss and LAE	47.3%	62.5%	(15.2) points
Net acquisition expense	12.1%	15.5%	(3.4) points
Other underwriting expense	6.8%	6.7%	0.1 points
Combined	66.2%	84.7%	(18.5) points

The increase in underwriting income in the nine months ended September 30, 2009 as compared with the same period in 2008 was primarily due to the decrease in underwriting losses arising from major catastrophes, partially offset by a reduction in net favorable development.  We had $14.2 million of underwriting losses from major catastrophes in the nine months ended September 30, 2009 as compared with $140.4 million of underwriting losses in the same period in 2008, primarily attributable to Hurricanes Gustav and Ike and European Storm Emma.  The decrease in underwriting losses arising from major catastrophes was partially offset by a reduction in net favorable development and net premiums earned.  Net favorable development was $18.4 million and $62.7 million in the nine months ended September 30, 2009 and 2008, respectively.

Gross premiums written in the nine months ended September 30, 2009 decreased in comparison with the same period in 2008 as we reduced our exposure to catastrophe events, most significantly in the renewal of contracts effective January 1, 2009, and the impact of reinstatement premiums relating to major catastrophes.  Reinstatement premiums relating to major catastrophes were $2.8 million and $23.5 million in the nine months ended September 30, 2009 and 2008, respectively.

The decrease in net losses and LAE in the nine months ended September 30, 2009 as compared with the same period in 2008 was primarily due to the decrease in losses arising from major catastrophes in the nine months ended September 30, 2009.  Losses from major catastrophes were $17.0 million and $156.1 million in the nine months ended September 30, 2009 and 2008, respectively.  This decrease was partially offset by the decrease in net favorable loss development.  Net favorable loss development was $9.9 million and $60.2 million in the nine months ended September 30, 2009 and 2008, respectively.  Net favorable loss development in the two periods was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property excess-of-loss per risk	$9,250	(253)	1,287	$10,284
Catastrophe excess-of-loss (non-major events)	11,980	1,366	143	13,489
Major catastrophes	(2,547)	–	629	(1,918)
Crop	(8,923)	5,074	–	(3,849)
Marine, aviation and satellite	(4,259)	320	320	(3,619)
Property proportional	4,405	(426)	–	3,979
Total	$9,906	6,081	2,379	$18,366

Net favorable development in the property excess-of-loss per risk class arose primarily from the 2004 through 2008 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2008 underwriting year.  Net favorable development in major catastrophes arose primarily from Hurricanes Ike and Gustav, partially offset by unfavorable development from Hurricane Wilma.  Net unfavorable development in the crop class arose primarily in our North American business in the 2008 underwriting year and was partially offset by a decrease in net acquisition expense.  Net unfavorable development in the marine, aviation and satellite class arose primarily from the marine business in the 2004, 2005 and 2007 underwriting years.  Net favorable development in the property proportional class arose primarily from the 2005 through 2007 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2008 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property excess-of-loss per risk	$6,546	941	1,925	$9,412
Catastrophe excess-of-loss (non-major events)	21,741	(1,276)	1,327	21,792
Major catastrophes	15,601	–	(1,540)	14,061
Crop	11,335	(2,745)	–	8,590
Marine, aviation and satellite	(389)	(2,270)	5,858	3,199
Property proportional	5,405	250	–	5,655
Total	$60,239	(5,100)	7,570	$62,709

Net favorable development in the property excess-of-loss per risk class arose primarily from the 2006 and 2007 underwriting years and included improved experience in North American regional business where loss ratios had been increased from initial expected loss ratios in prior periods in response to loss experience.  A change in the expected pattern of reported losses in our North American business resulted in $2.7 million of the favorable development.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from international business in the 2007 underwriting year.  Following a study of our historical experience and an updated exposure analysis, we decreased our initial expected loss ratio in response to loss experience of our international business resulting in $2.1 million of the favorable development in the catastrophe excess-of-loss (non-major events) class.  Net favorable development in major catastrophes arose primarily from events occurring in 2005 and 2007, the largest of which were Hurricane Katrina, Windstorm Kyrill and summer floods in the UK.  Net favorable development in the crop class arose primarily from the 2007 underwriting year.  Net favorable development in the marine, aviation and satellite class arose primarily from the marine business in the 2005 through 2007 underwriting years, due to an increase in reinstatement premiums resulting from several years of adverse loss experience.  Net favorable development in the property proportional class arose primarily from the 2003 through 2005 underwriting years, with a change to the expected pattern of reported losses resulting in approximately $2.0 million of favorable development.

Net losses from major catastrophes in the nine months ended September 30, 2009 and 2008 were $17.0 million and $156.1 million, respectively.  The net losses from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 4.0 points and 33.9 points in the nine months ended September 30, 2009 and 2008, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 2.8 and 14.8 points in the nine months ended September 30, 2009 and 2008, respectively.  Exclusive of losses related to major catastrophes, net favorable loss development and related premiums, the net loss and LAE ratio was 46.1% and 43.4% for the nine months ended September 30, 2009 and 2008, respectively.  The increase in the net loss and LAE ratio in the nine months ended September 30, 2009 as compared with the same period in 2008 was due, in part, to an increase in crop premium, which has a higher net loss and LAE ratio than the remainder of the segment.  The net loss and LAE ratios were also affected by other changes in the mix of business.

Net acquisition expenses were $47.7 million and $69.1 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in the net acquisition expenses was due to the decrease in net premiums earned.  The net acquisition expense ratio was 12.1% and 15.5% for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in the net acquisition expense ratio was due to differences in commission and premium adjustments relating to prior years’ losses.  The decrease in commissions related to prior years’ losses was $6.1 million, which, with related premium adjustments, represented 1.6% of net earned premiums in the nine months ended September 30, 2009 as compared with an increase in commissions related to prior years’ losses of $5.1 million for the same period in 2008 which, with related premium adjustments, represents 0.9% of net premiums earned.  Net acquisition expense ratios were also impacted by changes in our mix of business.

Casualty

The Casualty operating segment generated 39.3% and 41.9% of our net premiums written for the nine months ended September 30, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the nine months ended September 30, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Net premiums written	$273,940	335,262	$(61,322)

Net premiums earned	299,712	385,059	(85,347)
Net losses and LAE	179,426	252,233	(72,807)
Net acquisition expenses	66,020	98,893	(32,873)
Other underwriting expenses	18,550	18,734	(184)
Casualty segment underwriting income	$35,716	15,199	$20,517

Ratios:
Net loss and LAE	59.9%	65.5%	(5.6) points
Net acquisition expense	22.0%	25.7%	(3.7) points
Other underwriting expense	6.2%	4.9%	1.3 points
Combined	88.1%	96.1%	(8.0) points

The increase in underwriting income in the nine months ended September 30, 2009 as compared with the same period in 2008 was primarily due to a decrease in losses related to the RVI Contract an increase in net favorable development.  As a result of significantly lower losses reported to us, we decreased underwriting losses related to the RVI Contract by $10.8 million in the nine months ended September 30, 2009.  The underwriting loss on the RVI Contract was $8.9 million for the nine months ended September 30, 2008.  Partially offsetting the difference in underwriting losses related to the RVI contract were losses in the nine months ended September 30, 2009 of $5.3 million on an accident and health contract and losses of $6.3 million related to liability arising from Australian wildfires.  Net favorable development was $49.4 million and $36.4 million in the nine months ended September 30, 2009 and 2008, respectively.

The decrease in net premiums written in the nine months ended September 30, 2009 as compared with the same period in 2008 was primarily due to decreases in business written in prior periods in the North American excess-of-loss occurrence classes.  The decreases in business written were the result of fewer opportunities that met our underwriting standards.  The decrease in net premiums earned was the result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

The decrease in net losses and LAE in the nine months ended September 30, 2009 as compared with the same period in 2008 was primarily due to a decrease in net premiums earned and the losses on the contracts discussed above.  Net favorable loss development was $43.7 million and $40.1 million in the nine months ended September 30, 2009 and 2008, respectively.  Net favorable loss development in the nine months ended September 30, 2009 and 2008 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$22,032	486	–	$22,518
North American clash	1,806	52	316	2,174
North American excess-of-loss occurrence	10,933	(213)	84	10,804
North American umbrella	16,840	4,669	–	21,509
Accident and health	(6,963)	848	–	(6,115)
Other	(932)	(76)	(440)	(1,448)
Total	$43,716	5,766	(40)	$49,442

Net favorable development in the North American claims made class arose primarily from the 2003 and 2005 underwriting years.  Net favorable development in the North American clash class arose primarily from a specific loss resulting from an explosion in 2005.  Net favorable development in the North American excess-of-loss occurrence class arose primarily from the 2003, 2005 and 2007 underwriting years partially offset by unfavorable development in the 2002 and 2008 underwriting years.  The 2007 underwriting year net favorable development in this class resulted from improved loss experience in the current year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2005 underwriting years.  Net unfavorable development in the accident and health class arose primarily from sports disability and health businesses in the 2006 through 2008 underwriting years.

The following table sets forth the net favorable (unfavorable) development in the nine months ended September 30, 2008 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American excess-of-loss claims made	$30,700	(5,302)	–	$25,398
International casualty	6,022	502	41	6,565
Financial lines	3,997	426	529	4,952
Other	(595)	(368)	412	(551)
Total	$40,124	(4,742)	982	$36,364

Net favorable development in the North American excess-of-loss claims made class arose primarily from the 2003 through 2007 underwriting years.  During the quarter ended September 30, 2008, an analysis of our medical malpractice business updated internal and external data including rate changes, trend and loss experience.  This resulted in a reduction of the expected loss ratios for the 2004 through 2008 underwriting years and $10.3 million of the favorable development in the North American excess-of-loss claims made class.  Net favorable development in the international casualty class arose primarily from the motor excess of loss and claims made classes in the 2002 and 2003 underwriting years.  Net favorable development in the financial lines class arose primarily from the credit and surety excess-of-loss classes in the 2004 through 2007 underwriting years.

Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 14.5 and 10.6 points in the nine months ended September 30, 2009 and 2008, respectively.  The net loss and LAE ratios were also affected by changes in the mix of business.

Net acquisition expenses were $66.0 million and $98.9 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in net acquisition expenses was due to the decrease in net premiums earned.  The net acquisition expense ratio was 22.0% and 25.7% for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in the net acquisition expense ratio was due to the differences in commission and premium adjustments relating to the prior years’ losses.  The decrease in commissions related to prior years’ losses was $5.8 million which, with related premium adjustments, represented 1.9% of net earned premiums in the nine months ended September 30, 2009 as compared with an increase of $4.7 million which, with related premium adjustments, represented 1.0% of net premiums earned for the same period in 2008.  Net acquisition expense ratios were also impacted by changes in our mix of business.

Finite Risk

The Finite Risk segment generated 2.9% and 1.3% of our net premiums written for the nine months ended September 30, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the nine months ended September 30, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Net premiums written	$20,451	10,437	$10,014

Net premiums earned	15,486	8,630	6,856
Net losses and LAE	2,358	(6,940)
Net acquisition expenses	14,772	14,987
Net losses, LAE and acquisition expenses	17,130	8,047	9,083
Other underwriting expenses	1,042	961	81
Finite Risk segment underwriting loss	$(2,686)	(378)	$(2,308)

Ratios:
Net loss and LAE	15.2%	(80.4%)
Net acquisition expense	95.4%	173.7%
Net loss, LAE and acquisition expense ratios	110.6%	93.3%	17.3 points
Other underwriting expense	6.7%	11.1%	(4.4) points
Combined	117.3%	104.4%	12.9 points

The increases in net premiums written and net premiums earned in the nine months ended September 30, 2009 as compared with the same period in 2008 were attributable to an increase in participation on one contract.   The decrease in underwriting income was due to the increase in the net loss, LAE and acquisition expense ratio in the nine months ended September 30, 2009 as compared with the same period in 2008.

The increase in net losses, LAE and acquisition expenses in the nine months ended September 30, 2009 as compared with the same period in 2008 was due to the increase in net premiums earned.  The increase in the net loss, LAE and acquisition expense ratio in the nine months ended September 30, 2009 as compared with the same period in 2008 was due to a premium adjustment with no associated loss that resulted in a decreased loss ratio in the nine months ended September 30, 2008.  Net unfavorable development was $1.9 million and $0.8 million in the nine months ended September 30, 2009 and 2008, respectively.  Net unfavorable development resulted from commission adjustments relating to interest income on profit commissions on funds held by the ceding companies in the period.  Interest income was $3.5 million and $2.2 million in the nine months ended September 30, 2009 and 2008, respectively.  The net unfavorable development increased the net loss, LAE and acquisition expense ratio by 12.1 points and 8.8 points in the nine months ended September 30, 2009 and 2008, respectively.  Exclusive of net favorable development and the premium adjustments, the net loss, LAE and acquisition expense ratio was 98.5% and 98.0% for the nine months ended September 30, 2009 and 2008, respectively.

Non-Underwriting Results

Net investment income for the nine months ended September 30, 2009 and 2008 was $123.1 million and $144.0 million, respectively.  Net investment income decreased in the more recent period primarily due to decreases in yields on invested assets and cash and cash equivalents.  In the nine months ended September 30, 2009, investment income included net adjustments to decrease net investment income by approximately $4.6 million related to our U.S. Treasury Inflation-Protected Securities (“TIPS”), primarily as a result of changes in the consumer price index.  We did not own any TIPS in the comparable 2008 period.

The following table sets forth our net realized gains and losses on investments for the nine months ended September 30, 2009 and 2008 ($ in thousands):

	2009	2008	Net change

Net gains (losses) on the sale of investments	$47,846	(5,257)	$53,103
Mark-to-market increase (decrease) in value of trading securities	6,071	1,990	4,081
Net realized gains (losses) on investment	$53,917	(3,267)	$57,184

We sold TIPS, U.S. Government agency securities, corporate bonds, RMBS and asset-backed securities, realizing a net gain of $48.4 million, and CMBS, realizing a net loss of $1.3 million, in the nine months ended September 30, 2009.  Losses on the sale of investments in the nine months ended September 30, 2008 resulted from the sale of corporate bonds and other investment instruments issued by financial institutions.

Net impairment losses on securities for the nine months ended September 30, 2009 and 2008 were $11.7 million and $13.1 million, respectively.  The net impairment losses recorded during the nine months ended September 30, 2009 included $5.8 million of non-agency RMBS, $2.6 million of CMBS, and $2.1 million of sub-prime asset-backed securities.  We also recorded other-than-temporary impairments of $1.2 million on our holdings of perpetual preferred stocks for the nine months ended September 30, 2009.  The net impairment losses recorded in the nine months ended September 30, 2009 reflect the portion of total other-than-temporary impairments attributed to the credit losses for the applicable securities.  The net impairment losses recorded in the nine months ended September 30, 2008 reflect the entire difference between the amortized cost basis and fair value of the impaired securities at the time of impairment.

The net changes in fair value of derivatives for the nine months ended September 30, 2009 and 2008 were $6.8 million and $8.4 million, respectively.  The net change in fair value of derivatives was attributed to the derivative contract with Topiary compared to 2008 which included two other derivative contracts.  Exclusive of the two other derivative contracts the expense of the Topiary contract increased as a result of there being nine months of coverage rather than two in the same period in 2008.

Operating expenses for the nine months ended September 30, 2009 and 2008 were $69.0 million and $67.9 million, respectively.  The increase was primarily attributed to a $5.9 million increase in performance based compensation accruals as compared with the same period in 2008, partially offset by a $4.3 million decrease in expenses attributable to entering into the agreement with Topiary in 2008.

Net foreign currency exchange gains for the nine months ended September 30, 2009 were $0.2 million as compared to net foreign currency exchange losses of $3.3 million for the nine months ended September 30, 2008.  We routinely transact business in currencies other than the U.S. dollar.  The foreign exchange gains for the nine months ended September 30, 2009 were minimal because we held non-U.S. dollar denominated assets and liabilities in approximately equivalent amounts.  The net foreign currency exchange losses in the nine months ended September 30, 2008 were the result of holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro and Pound Sterling, while the U.S. dollar declined in value against those currencies.

Interest expense for both the nine months ended September 30, 2009 and 2008 was $14.3 million and related to our $250.0 million of Series B 7.5% Notes due June 1, 2017.

Income tax benefit for the nine months ended September 30, 2009 was $0.1 million compared with an income tax expense of $5.2 million for the nine months ended September 30, 2008.  The income tax benefit for the nine months ended September 30, 2009 was primarily due to the decrease in income generated by our subsidiaries that operate in taxable jurisdictions.  The decrease in income tax expense was also partially attributable to an increase in tax-advantaged municipal bond investment income in Platinum US.

 Financial Condition, Liquidity, and Capital Resources

The following discussion of financial condition, liquidity and capital resources as of September 30, 2009 focuses only on material changes from December 31, 2008.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources in our 2008 Form 10-K.

 Liquidity

Our principal cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses and dividends to our common shareholders, the servicing of debt, capital expenditures, purchase of retrocessional contracts and payment of taxes.  Our liquidity requirements have not changed materially since December 31, 2008.  We expect that our liquidity needs for the next twelve months will be met by our cash and cash equivalents, short-term investments, cash from operations, investment income and proceeds on the sale, redemption or maturity of our investments.

Our sources of funds consist primarily of cash from operations, proceeds from sales, redemption and maturity of investments, issuance of securities and cash and cash equivalents held by us.  Net cash flows provided by operations excluding trading security activities for the nine months ended September 30, 2009 were $214.2 million. In addition, we have a $400.0 million credit facility with a syndicate of lenders that consists of a $150.0 million senior unsecured credit facility available for revolving borrowings and letters of credit and a $250.0 million senior secured credit facility available for letters of credit.  As of September 30, 2009, $150.0 million was available for borrowing and letters of credit on an unsecured basis and $76.9 million was available for letters of credit on a secured basis under the credit facility.  As of December 31, 2008, $150.0 million was available for borrowing on letters of credit on an unsecured basis and $68.7 million was available for letters of credit on a secured basis under the credit facility.

On a consolidated basis, our aggregate cash and invested assets totaled $4,413.8 million at September 30, 2009 as compared with $4,259.9 million at December 31, 2008.  Additionally, we had net balances due from brokers related to the sale of securities of $201.6 million and $20.3 million at September 30, 2009 and December 31, 2008, respectively, which are included in other assets.  Our investment portfolio consists primarily of diversified, high quality, predominantly publicly traded fixed maturity securities.  The investment portfolio, excluding cash and cash equivalents and short term investments, had a duration of 3.69 years as of September 30, 2009.

As of September 30, 2009, the fair value of our available-for-sale securities was $3,665.7 million, with a net unrealized loss of $30.3 million.  The following table sets forth the fair values, net unrealized gains and losses and average credit quality of our fixed maturity securities as of September 30, 2009 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Average Credit Quality

Available-for-sale securities:
U.S. Government	$366,364	$2,540	Aaa
U.S. Government agencies	101,087	987	Aaa
Corporate:
Industrial	466,137	24,438	A2
Finance	63,017	(2,618)	A1
Utilities	50,328	1,325	A3
Insurance	37,007	1,686	A1
Preferreds with maturity date	27,154	(4,967)	Baa1
Hybrid trust preferreds	16,035	(1,351)	A1
Mortgage-backed and asset-backed securities:
Commercial mortgage-backed securities	227,796	(34,365)	Aa1
U.S. Government agency residential mortgage-backed securities	894,331	19,252	Aaa
Non-agency residential mortgage-backed securities	92,846	(49,290)	A2
Alt-A residential mortgage-backed securities	8,268	(9,101)	B1
Sub-prime asset-backed securities	9,291	(29,208)	Baa3
Asset-backed securities	51,981	1,023	Aaa
Municipal bonds	702,357	33,377	Aa3
Non-U.S. governments	548,145	14,300	Aaa
Total fixed maturity available-for-sale securities	3,662,144	(31,972)	Aa2
Preferred stocks	3,534	1,655	B3
Total available-for-sale securities	3,665,678	(30,317)	Aa2

Trading securities:
U.S. Government	148,647	n/a	Aaa
Insurance-linked securities	20,215	n/a	Ba2
Corporate bonds	79	n/a	Baa2
Non-U.S. governments	119,001	n/a	Aa1
Total trading securities	287,942	n/a	Aa1

Short-term investments	47,888	n/a	Aaa

Total investments	$4,001,508	$(30,317)	Aa2

During the nine months ended September 30, 2009, net unrealized losses on our available-for-sale investment portfolio decreased by approximately $173.7 million.  This decrease was offset by the cumulative effect of applying the new guidance under ASC 320 which requires the portion of the other-than-temporary impairment related to the credit loss be recognized in net income and the portion related to the other factors to be recognized in other comprehensive income.  As a result, an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income resulted in an increase in net unrealized losses of $15.1 million.

The net unrealized loss position of our portfolio of CMBS was $34.4 million as of September 30, 2009 as compared with $105.5 million as of December 31, 2008.  The change in net unrealized loss was primarily attributable to a significant narrowing of interest rate spreads since December 31, 2008.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the current level of subordination, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings, strong subordination and low loan-to-value ratios.

The net unrealized loss position of our RMBS portfolio was $39.1 million as of September 30, 2009 as compared with $77.6 million as of December 31, 2008.  The change in net unrealized loss was attributable primarily to a narrowing of interest rate spreads on agency RMBS since December 31, 2008.  Approximately 90% of the RMBS in our investment portfolio were issued or guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation and are referred to as U.S. Government agency RMBS.  The remaining 10% of our RMBS were issued by non-agency institutions and included securities with underlying Alt-A mortgages.  The net unrealized loss position of our portfolio of sub-prime asset-backed securities was $29.2 million as of September 30, 2009 as compared with $25.9 million as of December 31, 2008.  We analyze our RMBS and sub-prime asset-backed securities on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the current level of subordination, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

Sources of Fair Value

We obtain prices for all of our fixed maturity securities, preferred stocks and short-term investments from pricing services, which include index providers, pricing vendors and broker-dealers.  We valued approximately 66% of our investment securities using prices obtained from index providers, 24% using prices obtained from pricing vendors, and 10% using prices obtained from broker-dealers.  The number of prices we obtain per instrument varies based on the type of asset class and particular reporting period.  Prices are generally obtained from multiple sources when a new security is purchased and a pricing source is assigned to the particular security.  A hierarchy is maintained that prioritizes pricing sources based on availability and reliability of information, with preference given to prices provided by independent pricing vendors and index providers.  Pricing providers may be assigned to a particular security based upon the provider’s expertise.  Generally, the initial pricing source selected is consistently used for each reporting period.  We have not adjusted any prices we have obtained from pricing services.  However, if we determine a price appears unreasonable, we investigate and assess whether the price should be adjusted.

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

Pricing services determine prices by maximizing the use of observable inputs and we do not believe there are any unobservable inputs significant to the fair value measurement.  The inputs used in index pricing may include, but are not limited to, benchmark yields, transactional data, broker-dealer quotes, security cash flows and structures, credit ratings, prepayment speeds, loss severities, credit risks and default rates.  The inputs used by pricing vendors may include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers and industry and economic events.  Broker-dealers value securities through trading desks primarily based on observable inputs.  Our derivative instruments, which are included in other liabilities in the consolidated balance sheets, are priced at fair value, primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models.  Our debt obligations are priced at fair value from independent sources for those or similar securities.

 Capital Resources

At September 30, 2009, our capital resources of $2.4 billion consisted of $250.0 million of Series B 7.5% Notes and common shareholders’ equity of $2.2 billion.  At December 31, 2008, our capital resources of $2.1 billion consisted of $250.0 million of Series B 7.5% Notes, $167.5 million of preferred share equity, and $1.6 billion of common shareholders’ equity.  The increase in capital during the nine months ended September 30, 2009 was primarily attributable to net income from operations, and the increase in fair value of our investment portfolio, partially offset by share repurchase activity.  On February 17, 2009, our 5,750,000 outstanding 6% Series A Mandatory Convertible Preferred Shares converted into 5,750,000 common shares at a ratio of one-to-one, based on the volume-weighted average price of $29.90 of our common shares from January 14, 2009 through February 11, 2009.

Our board of directors has authorized the repurchase of up to $250.0 million of our common shares through a share repurchase program.  Since the program was established, our board of directors has monitored the level of share repurchase activity and periodically restored the repurchase authority under the program to $250.0 million, most recently on July 23, 2009.  During the nine months ended September 30, 2009, we repurchased 3.7 million of our common shares in the open market at an aggregate cost, including commissions, of $101.4 million and a weighted average cost, including commissions, of $27.14 per share.  Our board of directors has also authorized the repurchase of up to $250.0 million of our outstanding Series B 7.5% Notes issued by Platinum Finance, due June 1, 2017, in open market purchases, privately negotiated transactions or otherwise.  The timing and amount of the repurchase transactions under these programs depends on a variety of factors, including market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in our consolidated financial statements as of September 30, 2009.

 Contractual Obligations

There have been no material changes to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition – Contractual Obligations in our 2008 Form 10-K.

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

As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us.  The foregoing factors, which are discussed in more detail in Part II, Item 1A, “Risk Factors” in our Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and in Part I, Item 1A, “Risk Factors” in our 2008 Form 10-K, should not be construed as exhaustive.  Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that we are principally exposed to the following types of market risk: interest rate risk, credit risk, liquidity risk and foreign currency exchange rate risk.

 Interest Rate Risk

We are exposed to fluctuations in interest rates.  Changes in overall interest rates, generally measured by changes in the yield on risk free investments such as U.S. Treasury securities, will influence the fair value of our fixed maturity securities portfolio.  Rising interest rates generally result in a decrease in the fair value of our fixed maturity securities portfolio.  Conversely, a decline in interest rates will generally result in an increase in the fair value of our fixed maturity securities portfolio.  Interest rate changes can also impact the timing of receipt of principal payments from mortgage-backed securities.

The following table shows the aggregate hypothetical impact on the fair value of our fixed maturity securities portfolio as of September 30, 2009, resulting from an immediate parallel shift in the treasury yield curve ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp	+ 100bp

Total market value	$4,091,642	4,025,028	3,950,086	3,875,307	$3,793,952
Percent change in market value	3.6%	1.9%	–	(1.9%)	(4.0%)
Resulting net appreciation (depreciation)	$124,093	57,479	(17,463)	(92,242)	$(173,597)

 Credit Risk

 Fixed Maturity Securities

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

We manage credit risk by the selection of securities within our fixed maturity securities portfolio.  Changes in credit spreads directly affect the market value of certain fixed maturity securities, but do not necessarily result in a change in the future expected cash flows associated with holding individual securities.  Other factors, including liquidity, supply and demand, and changing risk preferences of investors, may affect market credit spreads without any change in the underlying credit quality of the security.

 Reinsurance Premiums Receivable

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

 Reinsurance Brokers

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

 Liquidity Risk

When financial markets experience a reduction in liquidity, our ability to conduct orderly transactions may be limited and may result in declines in fair values of the securities in our investment portfolio.  In addition, if we require significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, we may have difficulty selling our investments in a timely manner and may have to dispose of our investments for less than what may otherwise have been possible under other conditions.

 Foreign Currency Exchange Rate Risk

We operate on a worldwide basis and routinely transact business in various currencies other than the U.S. dollar, our financial reporting currency.  Consequently, our principal exposure to foreign currency exchange rate risk is the transaction of business in foreign currencies.  Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar.  We manage our exposure to large foreign currency risks by holding invested assets denominated in non-U.S. dollar currencies in amounts that generally offset liabilities denominated in the same non-U.S. dollar currencies, thereby reducing our exposure to foreign exchange volatility.  We may, from time to time, hold more or less non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities.  As of September 30, 2009 and December 31, 2008, 3.4% and 3.7%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar.  Of our business written in the nine months ended September 2009 and 2008, approximately 15.0% for both periods was written in currencies other than the U.S. dollar, respectively.

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

 Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended September 30, 2009 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number		Description

10.1		Excess of Loss Retrocession Agreement by and between Platinum US and Platinum Bermuda dated as of August 5, 2009.
10.2	*	Amendment, dated October 29, 2009, to Employment Agreement dated July 24, 2008 between the Company and Michael D. Price. (1)
31.1		Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2		Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1		Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Items denoted with an asterisk represent management contacts or compensatory plans or arrangements

(1)	Incorporated by reference from the Company’s current report on Form 8-K filed with the SEC on October 29, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: November 6, 2009	/s/ Michael D. Price
By: Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2009	/s/ James A. Krantz
By: James A. Krantz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)