Form 10-K
period 2009-12-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2010-02-24
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2009, the last business day of our most recently completed second fiscal quarter, was $1,410,534,423 based on the closing sale price of $28.59 per common share on the New York Stock Exchange on that date.  For purposes of this computation only, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

The registrant had 45,743,361 common shares, par value $0.01 per share, outstanding as of February 15, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

Note On Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2009 (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements are based on our current plans or expectations that are inherently subject to significant business, economic and competitive uncertainties and contingencies.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.  In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements.

The inclusion of forward-looking statements in this Form 10-K should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

•	severe catastrophic events over which we have no control;

•	the effectiveness of our loss limitation methods and pricing models;

•	the adequacy of our liability for unpaid losses and loss adjustment expenses;

•	our ability to maintain our A.M. Best Company, Inc. (“A.M. Best”) and Standard and Poor’s (“S&P”) ratings;

•	our ability to raise capital on acceptable terms if necessary;

•	the cyclicality of the property and casualty reinsurance business;

•	the highly competitive nature of the property and casualty reinsurance industry;

•	our ability to maintain our business relationships with reinsurance brokers;

•	the availability of retrocessional reinsurance on acceptable terms;

•	market volatility and interest rate and currency exchange rate fluctuation;

•	tax, regulatory or legal restrictions or limitations applicable to us or the property and casualty reinsurance business generally;

•	general political and economic conditions, including the effects of civil unrest, acts of terrorism, war or a prolonged United States or global economic downturn or recession; and

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion.

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

General Overview

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a holding company domiciled in Bermuda.  Through our reinsurance subsidiaries, we provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of commercial and personal lines insurers and select reinsurers on a worldwide basis.  For the year ended December 31, 2009, our Property and Marine, Casualty and Finite Risk operating segments accounted for approximately 58%, 39% and 3%, respectively, of our total net written premiums of $897.8 million.  As of December 31, 2009, we had total investments and cash and cash equivalents of $4.4 billion and $2.1 billion of shareholders’ equity.  Our reinsurance subsidiaries currently have a financial strength rating of “A” (Excellent; 3rd of 16 categories) from A.M. Best and a financial strength rating of “A” (Strong; 6th of 21 categories) from S&P.

Platinum Holdings was organized in 2002.  We operate through two licensed reinsurance subsidiaries, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), a Bermuda reinsurance company, and Platinum Underwriters Reinsurance, Inc. (“Platinum US”), a U.S. reinsurance company.  Platinum Bermuda is a wholly owned subsidiary of Platinum Holdings and Platinum US is a wholly owned subsidiary of Platinum Underwriters Finance, Inc. (“Platinum Finance”).  Platinum Finance is an intermediate holding company domiciled in the United States and a wholly owned subsidiary of Platinum Regency Holdings (“Platinum Regency”), an intermediate holding company domiciled in Ireland and a wholly owned subsidiary of Platinum Holdings.  From 2003 through 2006, we also underwrote business in Platinum Re (UK) Limited (“Platinum UK”), a reinsurance company domiciled in the United Kingdom and a wholly owned subsidiary of Platinum Regency.  In 2007, we ceased underwriting reinsurance business in Platinum UK.  In 2009 we completed the novation of Platinum UK’s reinsurance contracts to Platinum Bermuda and the Financial Services Authority (the “FSA”) granted our application to withdraw Platinum UK’s insurance company license.  Prior to November 1, 2002, Platinum US was an inactive licensed insurance company with no underwriting activity.  Platinum Bermuda and Platinum UK were formed in 2002.

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

The following table sets forth our net premiums written for the years ended December 31, 2009, 2008 and 2007 by operating segment and by type of reinsurance ($ in thousands):

Net Premiums Written by Operating Segment

	Years Ended December 31,
	2009		2008		2007
	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written

Property and Marine
Excess-of-loss	$348,363	39%	436,951	42%	$427,230	38%
Proportional	168,648	19%	156,136	15%	77,780	7%
Subtotal Property and Marine	517,011	58%	593,087	57%	505,010	45%

Casualty
Excess-of-loss	308,054	34%	373,307	36%	522,812	47%
Proportional	48,434	5%	56,777	6%	61,793	6%
Subtotal Casualty	356,488	39%	430,084	42%	584,605	53%

Finite Risk
Excess-of-loss	–	0%	3,277	0%	26,140	2%
Proportional	24,335	3%	11,117	1%	4,052	0%
Subtotal Finite Risk	24,335	3%	14,394	1%	30,192	2%

Combined Segments
Excess-of-loss	656,417	73%	813,535	78%	976,182	87%
Proportional	241,417	27%	224,030	22%	143,625	13%
Total	$897,834	100%	1,037,565	100%	$1,119,807	100%

The following table sets forth our net premiums written for the years ended December 31, 2009, 2008 and 2007 by operating segment and by geographic location of the ceding company ($ in thousands):

Net Premiums Written by Geographic Location of the Ceding Company

	Years Ended December 31,
	2009		2008		2007
	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written

Property and Marine
United States	$350,726	39%	377,328	36%	$294,975	26%
International	166,285	19%	215,759	21%	210,035	19%
Subtotal Property and Marine	517,011	58%	593,087	57%	505,010	45%

Casualty
United States	315,422	35%	366,444	36%	510,552	45%
International	41,066	4%	63,640	6%	74,053	7%
Subtotal Casualty	356,488	39%	430,084	42%	584,605	52%

Finite Risk
United States	24,335	3%	13,161	1%	29,932	3%
International	–	0%	1,233	0%	260	0%
Subtotal Finite Risk	24,335	3%	14,394	1%	30,192	3%

Combined Segments
United States	690,483	77%	756,933	73%	835,459	74%
International	207,351	23%	280,632	27%	284,348	26%
Total	$897,834	100%	1,037,565	100%	$1,119,807	100%

Additional financial information about our operating segments is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in this Form 10-K.

Property and Marine

Property reinsurance protects a ceding company against financial loss arising out of damage to property or loss of its use caused by an insured peril.  Property catastrophe reinsurance protects a ceding company against losses arising out of multiple claims for a single event while property per-risk reinsurance protects a ceding company against loss arising out of a single claim for a single event.  Our Property and Marine operating segment includes principally property (including crop) and marine coverages that cover risks located in the United States and select international markets.  This business includes property catastrophe excess-of-loss reinsurance contracts, property per-risk excess-of-loss reinsurance contracts and property proportional reinsurance contracts.  We write a limited amount of property facultative reinsurance.  Marine reinsurance treaties include excess-of-loss as well as proportional treaties.  We employ underwriters and actuaries with expertise in each of the following areas:

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

●
Marine.  We provide reinsurance coverage for marine and offshore energy insurance programs.  Coverages reinsured include hull damage, protection and indemnity, cargo damage, satellite damage, aviation hull, aviation liability, and general marine liability.

Casualty

Casualty reinsurance protects a ceding company against financial loss arising out of the obligation to others for loss or damage to persons or property.  Our Casualty operating segment principally includes reinsurance contracts that cover general and product liability, professional liability, accident and health, umbrella liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, and political risk.  We generally seek to write casualty reinsurance on an excess-of-loss basis.  We write proportional casualty reinsurance contracts on an opportunistic basis.

We seek to write casualty reinsurance contracts covering established books of insurance products where we believe that past experience provides a reasonable basis to price the reinsurance adequately.  We underwrite new exposures selectively and generally perform a comprehensive evaluation of the risk and ceding company being reinsured.  We generally employ underwriters and actuaries that have expertise in one or more of the following areas:

●
General and Product Liability.  We provide reinsurance of various third party liability coverages to both small and large insureds in both commercial and personal lines predominantly on an excess-of-loss basis.  This business includes coverage of commercial, farmowners and homeowners policies as well as third party liability coverages such as product liability.

●
Professional Liability.  We write reinsurance contracts covering professional liability programs, including directors and officers, employment practices, and errors and omissions for professionals such as accountants, lawyers, medical professionals, architects and engineers.  The underlying insurance products for these lines of business are generally written on a claims made basis, which requires notification of claims related to the liabilities insured under the policy to be submitted to the insurer during a specified coverage period.

●
Accident and Health.  We provide accident and health reinsurance, most often covering employer self-insured or fully insured health plans, on a quota share and excess-of-loss basis.  We also write reinsurance of student health insurance, sports disability, Medicare and Medicare supplement and other forms of accident and health insurance.

●
Umbrella Liability.  We provide reinsurance of umbrella policies, which are excess insurance policies that provide coverage, typically for general liability or automobile liability, when claims, individually or in the aggregate, exceed the limit of the original policy underlying the excess policy.

●
Workers’ Compensation.  We reinsure workers’ compensation on a catastrophic basis as well as on a per-claimant basis.  We may provide full statutory coverage or coverage that is subject to specific carve-outs.  Our exposure to workers’ compensation would generally arise from a single occurrence, such as a factory explosion or earthquake, involving claims from more than one employer.

●
Casualty Clash.  We provide casualty clash reinsurance, which covers losses arising from a single event insured under more than one policy or where there are multiple claimants under one policy.  This type of reinsurance is analogous to property catastrophe reinsurance, but written for casualty lines of business.

●
Automobile Liability.  We provide automobile liability reinsurance, which relates to the risks associated with our insured’s vehicle and third party coverage for an insured’s liability to other parties for injuries, for damage to an insured’s property due to the use of the insured vehicle and coverage for uninsured motorists and medical payments.

●
Surety.  We reinsure risks associated with commercial and contract surety bonds issued to third parties to guarantee the performance of an obligation by the principal under the bond.  Commercial bonds guarantee compliance with obligations arising out of regulatory or statutory requirements.  Contract bonds guarantee the performance of contractual obligations between two parties and include payment and performance bonds.

●
Trade Credit.  Trade credit insurance is purchased by companies to ensure that invoices for goods and services provided to their customers are paid on time.  We provide trade credit reinsurance for financial losses sustained through the failure of an insured’s customers to pay for goods or services supplied to them.

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

Based on in-force premiums written by us as of December 31, 2009, the brokers from which we derived the largest portions of our business (with the approximate percentage of business derived from each of such brokers and its affiliates) were: Aon Benfield (39.4%), Marsh & McLennan Companies (35.4%), and Willis Group Holdings (13.6%).  The loss of business relationships with any of these brokers could have a material adverse effect on our business.

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

We also evaluate the financial condition of our retrocessionaires and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the retrocessionaires to minimize our exposure to significant losses from retrocessionaire insolvencies.

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

Loss Modeling

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

We use sophisticated modeling techniques to measure and estimate loss exposure under both simulated and actual loss scenarios.  We also use these models to assess the impact of both single and multiple events.  We evaluate the commercial catastrophe exposure models that form the basis for our own proprietary pricing models.  These computer-based loss modeling systems primarily utilize direct exposure information obtained from our clients and data compiled by A.M. Best to assess each client’s potential for catastrophe losses.  We believe that loss modeling is an important part of the underwriting process for catastrophe exposure pricing.

Diversification

We seek to diversify our property catastrophe exposure across geographic zones and type of peril around the world in order to manage the concentration of risk.  We attempt to limit our coverage for risks located in a particular zone to a predetermined level.  Currently, our largest property exposures are in Florida and other coastal states in the United States, and in the Caribbean, Japan and northern Europe.  We maintain a database of our exposures in each geographic zone and estimate our probable maximum loss for each zone and for each peril (e.g., earthquakes and hurricanes) to which that zone is subject based on catastrophe models and underwriting assessments.  We also use catastrophe loss modeling to review exposures from events that cross country borders, such as wind events that may affect the Caribbean and Florida or the United Kingdom and continental Europe.  Our largest exposures are in the United States for hurricane and earthquake, in Europe for flood and wind, and in Japan for earthquake and typhoons.

In our property catastrophe exposure, we seek to limit our estimated probable maximum loss to a specific level for severe catastrophic events.  We currently expect to limit the probable maximum pre-tax loss for 2010 to no more than 22.5% of total capital for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we may change this threshold at any time.  The estimated probable maximum loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $469.0 million and $293.0 million as of January 1, 2010 and January 1, 2009, respectively.

We seek to diversify our casualty exposure by writing casualty business throughout the United States and internationally.  In addition, we seek to diversify our casualty exposure by writing casualty reinsurance across a broad range of product lines.

Retrocessional Reinsurance and Derivative Instruments

We buy retrocessional reinsurance, which is insurance for our own account, to reduce liability on individual risks, protect against catastrophic losses and obtain additional underwriting capacity.  The major types of retrocessional coverage that we purchase include specific coverage for certain property and casualty exposures.  We may purchase other retrocessional coverage on a selective basis.  Our decisions with respect to purchasing retrocessional coverage take into account both the potential coverage and market conditions such as pricing, terms, conditions and availability of such coverage, with the aim of securing cost-effective protection.  We expect that the type and level of retrocessional coverage we purchase will vary over time, reflecting our view of the changing dynamics of both the underlying exposure and the reinsurance markets.  For example, we may purchase industry loss warranty reinsurance, which provides retrocessional coverage when insurance industry losses for a defined event exceed a certain level.  There can be no assurance that retrocessional coverage will be available on terms we find acceptable.

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

We also use derivative instruments to reduce our exposure to catastrophe losses as an alternative to traditional retrocession.  The posting of collateral may enhance the financial security of the derivative counterparty.

Claims Administration

Our claims personnel administer claims arising from our reinsurance contracts, including validating and monitoring claims, posting case reserves and approving payments.  Authority for establishing reserves and payment of claims is based upon the level and experience of claims personnel.

Our claims personnel, or consultants engaged by us, conduct periodic audits of specific claims and the overall claims procedures of our ceding companies at their offices.  We rely on our ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to help establish the proper reinsurance premium for reinsurance contracts and to establish proper loss estimates and liabilities.  Moreover, prior to accepting or renewing certain risks, our underwriters may request that our claims personnel conduct pre-underwriting claims audits of ceding companies.

Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses on our consolidated balance sheets represent our best estimates, at a given point in time, of our liability to pay losses and loss adjustment expenses (“LAE”) for reinsured claims for events that have occurred on or before the balance sheet date.  We do not establish liabilities for unpaid losses and LAE until the occurrence of an event that may give rise to a loss.

Estimates of losses are established after extensive consultation with individual underwriters, actuarial review of loss development patterns and comparison with industry and our own loss information.  These estimates are based on predictions of future developments and trends, including predictions of claim severity and frequency.  Consequently, estimates of ultimate losses and LAE, and our unpaid liability for losses and LAE, may differ materially from our initial estimates.  We report changes in estimates of prior years’ unpaid losses and LAE in our consolidated statement of operations in the same calendar year in which we make the change.

The following table sets forth the changes in our unpaid losses and LAE for 2009, 2008 and 2007 ($ in thousands):

	2009	2008	2007

Net unpaid losses and LAE as of January 1,	$2,452,045	2,342,185	$2,326,227

Net incurred losses and LAE related to:
Current year	579,304	878,169	745,865
Prior years	(100,962)	(159,936)	(90,378)
Net incurred losses and LAE	478,342	718,233	655,487

Net paid losses and LAE:
Current year	67,693	148,355	73,402
Prior years	539,517	433,961	578,611
Net paid losses and LAE	607,210	582,316	652,013

Net effects of foreign currency exchange rate changes	11,831	(26,057)	12,484

Net unpaid losses and LAE as of December 31,	2,335,008	2,452,045	2,342,185
Reinsurance recoverable on unpaid losses and LAE	14,328	11,461	18,853

Gross unpaid losses and LAE as of December 31,	$2,349,336	2,463,506	$2,361,038

Net incurred losses and LAE related to prior years included net favorable loss development of $100.8 million, $167.2 million and $81.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Net favorable loss development was primarily the result of favorable adjustments in ultimate loss ratios.  Additionally, prior years’ incurred losses and LAE included losses associated with changes in estimates of premiums and the patterns of their earnings.  The incurred losses and LAE related to prior years arising from changes in premium estimates were a decrease of $0.2 million in 2009, an increase of $7.3 million in 2008 and a decrease of $9.2 million in 2007.  The effect on net income of changes in premium estimates, after considering corresponding changes in related losses, LAE and acquisition expenses, was not significant.

The net favorable loss development in 2009 emerged primarily from the Property and Marine and Casualty segments and was related to non-catastrophe losses.  The Property and Marine segment had $14.2 million of net favorable loss development, including $17.7 million of net favorable loss development related to non-catastrophe events in prior years and net unfavorable loss development of $3.5 million related to major catastrophes.  The Casualty segment had $73.6 million of net favorable loss development, of which $68.2 million was attributable to the long-tailed casualty classes.  The majority of the long-tailed casualty net favorable loss development was attributable to the umbrella, claims made and casualty excess-of-loss occurrence classes.  The Finite Risk segment experienced net favorable loss development of $12.9 million, which was substantially offset by adjustments relating to profit commissions on these contracts.

There was net favorable loss development in 2008 in all segments.  The Property and Marine segment had $71.2 million of net favorable loss development, of which $18.8 million related to major catastrophes in prior years.  The remainder of the net favorable loss development was attributable to non-major catastrophe, property risk and crop classes of business.  The Casualty segment had $73.2 million of net favorable loss development, of which $63.3 million was attributable to certain long-tailed casualty classes.  The majority of the long-tailed casualty net favorable loss development was attributable to the claims made classes.  The Finite Risk segment experienced net favorable loss development of $22.8 million, which was substantially offset by adjustments relating to profit commissions on these contracts.

The most significant portion of net favorable loss development in 2007 was in the Property and Marine segment and in certain classes in the Casualty segment.  Net favorable loss development in the Property and Marine segment had $48.5 million of net favorable loss development, of which $17.2 million related to prior years’ major catastrophes.  The remainder of the net favorable loss development was attributable to non-major catastrophe, property risk and crop classes of business.  The Casualty segment had $19.5 million of net favorable loss development, of which $15.5 million was attributable to certain long-tailed casualty classes.  The Finite Risk segment experienced net favorable loss development of $13.2 million, which was partially offset by adjustments relating to profit commissions on these contracts.

The net favorable loss development in 2009, 2008 and 2007 resulted primarily from reported loss experience that was less than expected and that gained sufficient credibility in the current period to reduce estimated ultimate losses.  See “Critical Accounting Estimates - Variability of Outcomes” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The following table shows the development of liability for net unpaid losses and LAE from December 31, 2002 through December 31, 2009.  The top line of the table shows the liability for unpaid losses and LAE, net of retrocessional reinsurance recoverables, at the balance sheet date for each of the indicated years.  This represents our estimate of our gross and net liability for losses and LAE arising in all prior years that are unpaid at the balance sheet date, including our estimate of the cost of claims incurred but not yet reported, generally referred to as “IBNR.”  We re-estimate the liability to reflect additional information regarding claims incurred prior to the end of each year.  Changes in our estimate of our liability for unpaid losses and LAE recorded at the end of the prior year are reflected in the consolidated statement of operations of the year during which the liabilities are re-estimated and result in a redundancy or deficiency of our unpaid losses and LAE.  A cumulative redundancy or deficiency reflects the cumulative difference between the original estimate of our liability for unpaid losses and LAE and the current re-estimated liability.  The table also shows the cumulative amounts paid as of successive years with respect to that liability.  Unpaid losses and LAE denominated in foreign currencies are restated at the foreign exchange rates in effect as of December 31, 2009 and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy.  Each amount in the table includes the effects of all changes in amounts for the prior years.  The table does not present accident year or underwriting year development data nor does it include any corresponding adjustments that may accompany loss redundancies or deficiencies such as premium or commission adjustments.  Conditions and trends that have affected the development of liabilities in the past may not necessarily exist in the future.  Therefore, it would not be appropriate to extrapolate future deficiencies or redundancies based on the following table ($ in thousands):

	2002	2003	2004	2005	2006	2007	2008	2009

Net unpaid losses and LAE as of December 31,	$281,659	731,918	1,379,227	2,268,655	2,326,227	2,342,185	2,452,045	$2,335,008
Net unpaid losses and LAE re-estimated as of:
One year later	224,693	649,902	1,306,708	2,215,635	2,235,849	2,182,249	2,351,083
Two years later	194,422	604,891	1,277,627	2,149,153	2,129,932	2,076,330
Three years later	176,884	603,293	1,254,213	2,072,604	2,032,074
Four years later	175,683	601,719	1,210,091	1,999,484
Five years later	173,546	589,028	1,170,602
Six years later	173,601	586,747
Seven years later	180,929

Net cumulative redundancy	100,730	145,171	208,625	269,171	294,153	265,855	100,962
Adjustment for foreign currency exchange	12,752	3,297	(12,139)	1,124	(3,587)	(1,340)	(9,137)
Cumulative redundancy excluding foreign currency exchange	113,482	148,468	196,486	270,295	290,566	264,515	91,825

Net cumulative paid losses and LAE as of:
One year later	41,709	205,889	388,700	624,006	577,739	433,961	539,514
Two years later	62,604	265,376	536,351	1,065,607	873,487	725,689
Three years later	73,908	320,399	696,809	1,285,151	1,096,071
Four years later	90,982	373,081	799,763	1,440,075
Five years later	107,425	416,902	869,188
Six years later	125,264	456,040
Seven years later	146,278

Gross liability-end of year	281,659	736,934	1,380,955	2,323,990	2,368,482	2,361,038	2,463,506	2,349,336
Reinsurance recoverable on unpaid losses and LAE	–	5,016	1,728	55,335	42,255	18,853	11,461	14,328
Net liability-end of year	$281,659	731,918	1,379,227	2,268,655	2,326,227	2,342,185	2,452,045	$2,335,008

Gross liability-re-estimated	$180,929	593,243	1,174,572	2,053,683	2,066,093	2,087,895	$2,352,430
Gross cumulative redundancy	100,730	143,691	206,383	270,307	302,389	273,143	111,076

Investments

As of December 31, 2009, our investments and cash and cash equivalents totaled $4.4 billion, consisting of $3.7 billion of fixed maturity securities, $682.8 million of cash and cash equivalents and $30.2 million of short-term investments and preferred stocks.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The primary objective of our investment strategy is to generate investment income by maintaining a portfolio that consists primarily of diversified, high quality, predominantly publicly-traded fixed maturity securities.  We do not invest in instruments such as credit default swaps or collateralized debt obligations.  We may invest in common and preferred stocks and securities denominated in non-U.S. dollars.  In addition, we may use financial futures and options and foreign currency exchange contracts as part of a defensive hedging strategy.  From time to time, we may make investments of a strategic or opportunistic nature.  We evaluate the expected rate of return of various investment classes over the current risk-free rate of return when determining investment allocations.

Our investment guidelines contain limits on the portion of our investment portfolio that may be invested in various investment classes and in the securities of any single issue or issuer, with the exception of U.S. government securities or securities guaranteed by the U.S. Government.  We review our investment guidelines periodically.

Our investments are subject to market risks.  The principal risks that influence the fair value of our investment portfolio are interest rate risk, credit risk and liquidity risk.  See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in this Form 10-K.

The following table summarizes the fair value of our investments and cash and cash equivalents as of December 31, 2009 and 2008 ($ in thousands):

	December 31,
	2009	2008

U.S. Government	$608,697	$201,024
U.S. Government agencies	117,505	811,489
Corporate bonds	477,063	694,653
Commerical mortgage-backed securities	215,020	372,806
Residential mortgage-backed securities	714,703	577,907
Asset-backed securities	59,699	134,245
Municipal bonds	759,501	393,484
Non-U.S. governments	678,748	183,433
Insurance-linked securities	25,682	–
Total fixed maturity securities	3,656,618	3,369,041
Preferred stocks	3,897	2,845
Short-term investments	26,350	75,036
Total investments	3,686,865	3,446,922
Cash and cash equivalents	682,784	813,017
Total investments and cash and cash equivalents	$4,369,649	$4,259,939

U.S. Government agencies include securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other U.S. Government agencies, including securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation.

As of December 31, 2009 and 2008, our portfolio of fixed maturity securities and preferred stocks had a dollar weighted average rating of Aa2 and Aa1, respectively, as measured by Moody’s Investors Service (“Moody’s”).  The following table summarizes the fair values of our fixed maturity and preferred stock portfolios as of December 31, 2009 and 2008 by Moody’s rating ($ in thousands):

	December 31
	2009		2008
Moody’s Rating	Fair Value	% of Total	Fair Value	% of Total

Aaa	$2,341,963	64.0%	$2,299,184	68.2%
Aa	517,404	14.1%	486,582	14.4%
A	404,711	11.1%	439,255	13.0%
Baa	315,275	8.6%	143,518	4.3%
Below Baa	81,162	2.2%	3,347	0.1%
Total	$3,660,515	100.0%	$3,371,886	100.0%

We consider the estimated duration of our reinsurance liabilities and other contractual liabilities when establishing the target duration of our investment portfolio.  As of December 31, 2009 and 2008, our fixed maturity portfolio had a weighted average duration of 4.3 years and 3.2 years, respectively.

Valuation

The investment valuation process requires significant judgment and involves analyzing factors specific to each security.  Determining the fair value of a security may require obtaining fair value estimates from several sources and establishing a hierarchy based on the reliability of information.  The determination of whether unrealized losses represent temporary changes in fair value or were the result of other-than-temporary impairments also involves significant judgment.  See “Critical Accounting Estimates - Valuation of Investments” in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

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

Our principal competitors vary by type of business.  Bermuda-based reinsurers are significant competitors on property catastrophe business.  Lloyd’s of London syndicates are significant competitors on marine business.  On international business, large European reinsurers are significant competitors.  Large U.S. direct reinsurers, as well as lead U.S.-based broker market reinsurers, are significant competitors on U.S. casualty business.  Our competitors include Arch Capital Group Ltd., Aspen Insurance Holdings Limited, Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Flagstone Reinsurance Holdings Limited, Max Capital Group Ltd., Montpelier Re Holdings Ltd., PartnerRe Ltd., RenaissanceRe, Transatlantic Holdings, Inc. and Validus Holdings, Ltd.

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

Ratings

Financial strength ratings are used by ceding companies and reinsurance intermediaries to assess the financial strength and quality of reinsurers, and thus are an important factor in evaluating and establishing their competitive positions.  A.M. Best and S&P are generally considered to be significant rating agencies for the evaluation of insurance and reinsurance companies.  A.M. Best’s ratings are based on a quantitative evaluation of performance with respect to profitability, capital adequacy and liquidity and a qualitative evaluation of risk management, competitive position, investments, unpaid losses and company management.  S&P’s insurer financial strength rating is a current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms.  S&P’s ratings are based on information furnished by rated organizations or obtained by S&P from other sources it considers reliable.

A.M. Best has assigned a financial strength rating of “A” (Excellent) with a stable outlook to each of our reinsurance subsidiaries.  This rating is the third highest of sixteen rating levels.  According to A.M. Best, a rating of “A” indicates A.M. Best’s opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.  S&P has assigned a financial strength rating of “A” (Strong) with a stable outlook to each of our reinsurance subsidiaries.  This rating is the sixth highest of twenty-one levels.  According to S&P, a rating of “A” indicates S&P’s opinion that an insurer has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.

In addition to our financial strength ratings, A.M. Best has assigned an issuer credit rating of “bbb” to the debt obligations of Platinum Holdings and Platinum Finance.  S&P has also assigned counterparty credit ratings of “BBB+” to Platinum Holdings and “A” to Platinum Bermuda and Platinum US, and an issuer credit rating of “BBB+” to the debt obligations of Platinum Finance.

These ratings are subject to periodic review by A.M. Best and S&P and may be revised downward or revoked at the sole discretion of A.M. Best or S&P.  A.M. Best and S&P may increase their scrutiny of rated companies, revise their rating standards or take other action that could lead to changes in our ratings.

Employees

As of December 31, 2009, we employed 146 people.

Regulation

The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.  Reinsurers are generally subject to less direct regulation than primary insurers.  Platinum Bermuda is registered with and regulated by the Bermuda Monetary Authority (the “Authority”).  In the United States, licensed reinsurers must comply with financial supervision standards comparable to those governing primary insurers, and regulatory, supervisory and administrative powers are generally held by state insurance commissioners.  Accordingly, Platinum US is subject to regulation by the various U.S. states in which it is licensed and writes business.

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

An insurer’s registration may be canceled by the Authority on grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the Authority, the insurer has not been carrying on business in accordance with sound insurance principles.  The Insurance Act also imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants to the Authority powers to supervise, investigate and intervene in the affairs of insurance companies.  Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

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

Independent Approved Auditor.  Platinum Bermuda must appoint an independent auditor who will annually audit and report on Platinum Bermuda’s financial statements prepared under generally accepted accounting principles or international financial reporting standards (“GAAP financial statements”), statutory financial statements and the statutory financial return of the insurer, each of which, are required to be filed annually with the Authority.  The independent auditor of Platinum Bermuda must be approved by the Authority.  No person having an interest in Platinum Bermuda other than as an insured, and no officer, servant or agent of Platinum Bermuda, shall be eligible for appointment as an approved auditor for Platinum Bermuda and any person appointed as an approved auditor to Platinum Bermuda who subsequently acquires such interest or becomes an officer, servant or agent of that insurer shall cease to be an approved auditor.  If Platinum Bermuda fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the Authority may appoint an approved auditor for Platinum Bermuda and shall fix the remuneration to be paid to the approved auditor within 14 days, if not agreed sooner by the insurer and the auditor.  Platinum Bermuda’s independent auditor is KPMG in Bermuda.

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

Minimum Solvency Margin and Restrictions on Dividends and Distributions.  Platinum Bermuda must at all times maintain a solvency margin and an enhanced capital requirement in accordance with the provisions of the Insurance Act.  Each year Platinum Bermuda is required to file with the Authority a capital and solvency return within four months of its relevant financial year end (unless specifically extended).  The prescribed form of capital and solvency return, which was revised under legislation adopted in 2008, comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model, a schedule of fixed income investments by rating category, a schedule of net loss and loss expense provision by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities.

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

U.S. Insurance Regulation of Platinum US.  The rates, forms, terms and conditions of our reinsurance agreements generally are not subject to regulation by any state insurance department in the United States.  This contrasts with primary insurance where the policy forms and premium rates are generally closely regulated by state insurance departments.

State insurance authorities have broad administrative powers with respect to various aspects of the reinsurance business, including licensing to transact business, admittance of assets, establishing reserve requirements and solvency standards, and regulating investments and dividends.  State insurance laws and regulations require Platinum US to file statutory basis financial statements with insurance departments in each state where it is licensed, authorized or accredited to do business.  The operations of Platinum US are subject to examination by those state insurance departments at any time.  Platinum US prepares and files statutory basis financial statements in accordance with accounting practices prescribed or permitted by these insurance departments.  State insurance departments conduct periodic examinations of the books and records of insurance companies domiciled in their states as well as perform market conduct examinations of insurance companies doing business in their states.  State insurance departments generally conduct their various examinations at least once every three to five years.  Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”).  During 2009, the Maryland Insurance Administration conducted an examination of the statutory basis financial statements of Platinum US as of December 31, 2008.

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

Platinum Bermuda provides reinsurance to Platinum US in the normal course of business.  Platinum Bermuda is not licensed, accredited or approved in any state in the United States and, consequently, Platinum Bermuda must collateralize its obligations to Platinum US in order for Platinum US to obtain credit to its reserves on its statutory basis financial statements.

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

The U.S. federal government generally does not directly regulate the insurance industry except for certain areas of the market, such as insurance for crop, flood, nuclear and terrorism risks.  However, the federal government has undertaken initiatives or considered legislation in several areas that may impact the reinsurance industry, including tort reform, corporate governance and the taxation of reinsurance companies.  In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the reinsurance industry, including federal licensing in addition to, or in lieu of, state licensing and reinsurance for natural catastrophes.  We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect these developments could have on our business, financial condition or results of operations.

U.K. Regulation

Prior to October 2009, Platinum UK was authorized and regulated by the FSA, the statutory regulator responsible for regulating insurance activities in the United Kingdom, including reinsurance activities.

In 2006, we began to renew business previously written by Platinum UK in Platinum Bermuda.  After successfully renewing substantially all of the reinsurance business written by Platinum UK in Platinum Bermuda, we ceased underwriting reinsurance business in Platinum UK in 2007.  Platinum UK filed a Scheme of Operation with the FSA which included actions to be taken in 2007 for its transition to a non-underwriting operation and to allow the release of substantially all of its capital to Platinum Holdings.  These actions included a 100% loss portfolio transfer of Platinum UK’s reinsurance business to Platinum Bermuda, which effectively replaced a previous 55% quota share agreement, and a plan for the administration of in force contracts and related claims.  During 2008, Platinum UK received approval from the FSA to implement a novation program.  The novation (or termination by other means) of Platinum UK’s reinsurance contracts to Platinum Bermuda was completed in 2009 and Platinum UK ceased to be authorized by the FSA on October 22, 2009 and, therefore, is no longer subject to FSA rules.  As Platinum UK no longer carries on any business, we plan to release the remainder of Platinum UK’s capital to Platinum Holdings and to wind up the remaining operations of Platinum UK.

While Platinum UK is no longer subject to UK insurance regulation, English law prohibits Platinum UK from declaring a dividend to its shareholders unless it has “profits available for distribution.”  The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.

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

We underwrite property and casualty reinsurance and have large aggregate exposures to natural and man-made disasters and, consequently, we expect that our loss experience generally will include infrequent events of great severity.  The frequency and severity of catastrophe losses are inherently difficult to predict.  Consequently, the occurrence of losses from a severe catastrophe or series of catastrophes could have a material adverse effect on our results of operations and financial condition.  In addition, catastrophes are an inherent risk of our business and a severe catastrophe or series of catastrophes could have a material adverse effect on our ability to write new business and our financial condition and results of operations, possibly to the extent of eliminating our shareholders' equity.  Increases in the values and geographic concentrations of insured property and the effects of inflation have historically resulted in increased severity of industry losses in recent years and, although we seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, we expect that those factors will increase the severity of catastrophe losses in the future.  Global climate change may increase the frequency and severity of losses from hurricanes, tornadoes, windstorms, hailstorms, freezes, floods and other weather-related disasters.

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

We believe that the computer-based loss and pricing models we use to assess each ceding company’s potential for catastrophe losses is an important part of the underwriting process for catastrophe exposure pricing.  However, these models depend on the quality of the information obtained from our ceding companies and the independent data we obtain from third parties and may prove inadequate for determining the pricing for certain catastrophe exposures.  Our models may not accurately predict changes in weather patterns related to climate change.  Our models may not accurately reflect the impact of climate change on weather patterns.  If climate change causes more severe or frequent weather-related disasters than we anticipate, our losses may exceed our expectations, which could have a material adverse effect on our financial condition and results of operations.

For our property and casualty reinsurance underwriting, we depend on the policies, procedures and expertise of ceding companies; these companies may fail to accurately assess the risks they underwrite, which may lead us to inaccurately assess the risks we assume.

Because we participate in property and casualty reinsurance markets, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions.  As is common among reinsurers, we do not separately evaluate each of the individual risks assumed under reinsurance treaties.  We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume.  If we fail to establish and receive appropriate premium rates or fail to contractually limit our exposure to such risks, we could face significant losses on these contracts.

If we are required to increase our liabilities for losses and loss adjustment expenses, our operating results may be adversely affected.

We establish liabilities for losses and LAE that we are or will be liable to pay for reinsured claims for events that have occurred on or before the balance sheet date.  At any time, these liabilities may prove to be inadequate to cover our actual losses and LAE.  To the extent these liabilities are determined to be insufficient to cover actual losses or LAE, we will have to increase these liabilities and incur a charge to our earnings, which could have a material adverse effect on our financial condition and results of operations.  In accordance with laws, regulations and accounting principles generally accepted in the United States (“U.S. GAAP”), we do not establish liabilities until an event occurs which may give rise to a loss.  Once such an event occurs, liabilities are established based upon estimates of the total losses incurred by the ceding companies and an estimate of the portion of such loss we have reinsured.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge.  Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may be difficult to enforce in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum.  These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims.  In some instances, these changes may not become apparent until some time after we have issued reinsurance contracts that are affected by the changes.  As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued.  The effects of unforeseen developments or substantial government intervention could adversely impact our ability to achieve our goals.  Examples of emerging coverage and claims issues include larger settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors’ and officers’ liability insurance and whether the substantial losses from hurricanes in 2005, including Hurricane Katrina, were the result of storm surge, which is sometimes covered by insurance, or flood, which generally is not covered.

Losses from operations may deplete our capital base and create a need to obtain additional capital that may not be readily available in the capital markets or may only be available on unfavorable terms.

Losses from operations, including severe catastrophic events, could cause a material decline in our shareholders’ equity.  We are dependent on our financial strength and ratings, as evaluated by independent rating agencies, to underwrite reinsurance.  A material decline in our existing capital below a level necessary to maintain our ratings would require that we raise additional capital through private financings or the capital markets.  To the extent that our existing capital is insufficient to fund our future operating requirements, we may need to raise additional funds through financings or limit our growth.  Any equity or debt financing, if available at all, may be on terms that are unfavorable to us.  Equity financings could result in dilution to our shareholders.  We may issue securities that have rights, preferences and privileges that are senior to those of our outstanding securities.  If we are not able to obtain adequate capital, our business, results of operations, financial condition and financial strength and credit ratings could be adversely affected.

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

A.M. Best has assigned a financial strength rating of “A” (Excellent) with a stable outlook to each of our reinsurance subsidiaries.  This rating is the third highest of sixteen rating levels.  According to A.M. Best, a rating of “A” indicates A.M. Best’s opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.  S&P has assigned a financial strength rating of “A” (Strong) with a stable outlook to each of our reinsurance subsidiaries.  This rating is the sixth highest of twenty-one levels.  According to S&P, a rating of “A” indicates S&P’s opinion that an insurer has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.  These ratings are subject to periodic review by A.M. Best and S&P and may be revised downward or revoked at the sole discretion of A.M. Best or S&P.  A.M. Best and S&P may increase their scrutiny of rated companies, revise their rating standards or take other action that could lead to changes in our ratings.  If A.M. Best or S&P revise their rating standards associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.

Our reinsurance contracts commonly contain terms that would allow a ceding company to cancel the contract or require us to collateralize all or part of our obligation if our financial strength rating was downgraded below a certain rating level.  Whether a client would exercise a cancellation right would depend on, among other factors, the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage.  Any such cancellation could have a material adverse effect on our financial condition or results of operations.

We have exposure to credit loss from counterparties in the normal course of business.

We may from time to time collateralize our obligations under our various reinsurance contracts by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract.  We have entered into reinsurance contracts with several ceding companies that require us to provide varying levels of collateral for our obligations under certain circumstances, including when our obligations to these ceding companies exceed negotiated amounts.  These amounts may vary depending on our rating from A.M. Best, S&P or other rating agencies.  The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of unpaid losses made by the ceding company.  Since we may be required to provide collateral based on the ceding company’s estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.  It is also unclear what, if any, the impact would be in the event of the liquidation of a ceding company with whom we have a collateral arrangement.

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

Platinum Bermuda is not licensed, approved or accredited as a reinsurer anywhere in the United States and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.  We have the ability to issue up to $400.0 million in letters of credit that consists of a $150.0 million senior unsecured credit facility available for revolving borrowings and letters of credit and a $250.0 million senior secured credit facility available for letters of credit that expires on September 13, 2011.  If this facility is not sufficient or if we are unable to renew this facility or to arrange for other types of security on commercially acceptable terms, Platinum Bermuda’s ability to provide reinsurance to U.S. based clients may be severely limited.

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

The cyclical trends in the industry and the industry's profitability can also be affected significantly by volatile and unpredictable developments, including what management believes to be a trend of courts to grant increasingly larger awards for certain damages, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes and floods), acts of terrorism, fluctuations in interest rates, changes in the investment environment that affect market prices of and income and returns on investments and inflationary pressures that may tend to affect the size of losses experienced by primary insurers.  Unfavorable market conditions may affect our ability to write reinsurance at rates that we consider appropriate relative to the risk assumed.  If we cannot write property and casualty reinsurance at appropriate rates, our business would be significantly and adversely affected.

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

Our success depends on our ability to retain the services of key executives and to attract and retain additional qualified personnel in the future.  Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate governmental authority.  None of our executive officers is a Bermudian, and all such officers employed in Bermuda, including our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer and General Counsel and the Chief Executive Officer of Platinum Bermuda, are employed pursuant to work permits granted by Bermuda authorities.  These permits expire at various times during the next several years.  The Bermuda government limits the term of work permits to six years, subject to certain exceptions for key employees.  The loss of the services of our key executives or the inability to hire and retain other highly qualified personnel in the future, including as a result of our inability to renew the Bermudian work permits of such individuals, could adversely affect our business plans and strategies or cause us to lose clients.

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

The commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities markets have experienced reductions in liquidity as a result of the current financial crisis.  When financial markets experience a reduction in liquidity, the ability to conduct orderly transactions may be limited and may result in declines in fair values.  We have significant investments in these asset classes.  As of December 31, 2009, approximately 10% of our total investments were invested in commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities.  The fair value, unrealized gain or loss and average rating of our investments in commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Financial Condition” in this Form 10-K.  Decreases in the fair value of our commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities could have a material adverse effect on our financial condition and results of operations.

Changes in market interest rates could have a material adverse effect on our investment portfolio, investment income and results of operations.

Our principal invested assets are fixed maturity securities.  Increasing market interest rates reduce the value of our fixed maturity securities, and we may realize a loss if we sell fixed maturity securities whose value has fallen below their acquisition cost prior to maturity.  Declining market interest rates can have the effect of reducing our investment income, as we invest proceeds from positive cash flows from operations and reinvest proceeds from maturing and called investments in new lower-yielding investments.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.  Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity.  Accordingly, changes in interest rates could have a material adverse effect on our investment portfolio, investment income and results of operations.

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

The IRS, in Revenue Ruling 2008-15, has formally announced its position that, absent a U.S. income tax treaty exception, the U.S. federal insurance excise tax (“FET”) is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non-U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (i) risks of a U.S. entity or individual located wholly or partly within the United States or (ii) risks of a non-U.S. entity or individual engaged in a trade or business in the United States which are located within the United States (“U.S. Situs Risks”), even if the FET has been paid on prior cessions of the same risks.  Absent a U.S. income tax treaty exception, cascading FET is applied to premiums paid to, or by, one of our non-U.S. insurance subsidiaries, at a 1% rate, even though the FET also applies on prior premium payments with respect to such risks.  The legal and jurisdictional basis for, the method of enforcement of, and the position of the IRS relating to the application and calculation of FET remains unclear at this time.

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

If Platinum Holdings is considered a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, a U.S. Person who owns directly or, in some cases, indirectly (e.g., through a non-U.S. partnership) any of our shares will be subject to adverse U.S. federal income tax consequences including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed.  In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a “step-up” in the basis of the shares that might otherwise be available under U.S. federal income tax laws.  Although there is an exception for purposes of the PFIC rules for non-U.S. insurance companies predominantly engaged in the active conduct of an insurance business, there are currently no regulations regarding the application of the PFIC provisions to an insurance company and there is no other guidance to explain what constitutes the “active conduct of an insurance business for U.S. federal income tax purposes.”  New regulations or pronouncements interpreting or clarifying these rules may be forthcoming.  We believe we should not be characterized as a PFIC; however, we cannot assure you that we will not be characterized as a PFIC for U.S. federal income tax purposes.  If we are considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation.

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

Also, in this regard, a bill was introduced in Congress on December 7, 2009 that may require our non-U.S. companies to obtain information about our direct or indirect shareholders and to disclose information about certain of their direct or indirect U.S. shareholders and would appear to impose a 30% withholding tax on certain payments of U.S. source income to such companies, including proceeds from the sale of property and insurance and reinsurance premiums, if our non-U.S. companies do not disclose such information or are unable to obtain such information about our U.S. shareholders.  If this or similar legislation is enacted, shareholders may be required to provide any information that we determine necessary to avoid the imposition of such withholding tax in order to allow our non-U.S. companies to satisfy such obligations.  If our non-U.S. companies cannot satisfy these obligations, the currently proposed legislation, if enacted, may subject payments of U.S. source income made after December 31, 2012 to our non-U.S. companies to such withholding tax.  In the event such a tax is imposed, our results of operations could be materially adversely affected.  We cannot be certain whether the proposed legislation will be enacted or whether it will be enacted in its currently proposed form.

The impact of Bermuda's commitment to the Organization for Economic Cooperation and Development (the “OECD”) to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition.  These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world.  In response to a number of measures taken and commitments by the government of Bermuda in June 2009, Bermuda was listed as a jurisdiction that has substantially implemented these measures.  We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Risks Related to Laws and Regulations

The regulatory system under which we operate and potential changes thereto could significantly and adversely affect our business.

The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.  Reinsurers are generally subject to less direct regulation than primary insurers.  In the United States, licensed reinsurers are highly regulated and must comply with financial supervision standards comparable to those governing primary insurers.  For additional discussion of the regulatory requirements to which Platinum Holdings, as a holding company, and its subsidiaries are subject, see Item 1 “Business – Regulation” in this Form 10-K.  Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial condition and results of operations.  In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated below, distribute funds to Platinum Holdings.  In recent years, some U.S. state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies.  Moreover, the NAIC and state insurance regulators regularly re-examine existing laws and regulations and interpretations of existing laws and develop new laws.  The new interpretations or laws may be more restrictive or may result in higher costs to us than current statutory requirements.  In addition, the federal government has undertaken initiatives or considered legislation in several areas that may impact the reinsurance industry, including tort reform, corporate governance and the taxation of reinsurance companies.

Platinum Bermuda is not licensed as an insurance company in any jurisdiction outside Bermuda.  Platinum Bermuda conducts its business solely through its offices in Bermuda and does not maintain an office, and its personnel do not conduct any insurance activities, outside Bermuda.  Although Platinum Bermuda does not believe it is in violation of insurance laws of any jurisdiction outside Bermuda, inquiries into or challenges to Platinum Bermuda's insurance activities may still be raised in the future.

The European Union is introducing a new regulatory regime for the regulation of the insurance and reinsurance sector known as “Solvency II.”  Solvency II is a principles-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the European Community (“EC”).  Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers.  One aspect of Solvency II (the details of which are currently being developed) concerns the treatment of reinsurance ceded by EC insurers to reinsurers headquartered in a state outside the EC.  For example, consideration is being given as to whether reinsurance ceded to a non-EC reinsurer should be treated in the same way as reinsurance ceded to an EC reinsurer, and whether EC cedants should require their non-EC reinsurers to provide collateral to cover unearned premium and outstanding claims provisions.  The Solvency II directive proposes that EC and non-EC reinsurers shall be treated in the same way provided that the non-EC jurisdiction is found to have a regulatory regime “equivalent” to that of Solvency II.  Our reinsurance subsidiaries are headquartered in non-EC countries.  If the regulatory regimes of such countries are found not to be equivalent to that of Solvency II and if our reinsurance subsidiaries fall below a certain minimum credit rating, then cedants in the EC may be prevented from recognizing the reinsurance provided to them by our reinsurance subsidiaries for the purpose of meeting their capital requirements or we may be required to provide collateral for our obligations to EC insurers.  This could have a material adverse impact on our ability to conduct our business.  Solvency II is scheduled to be fully implemented by the end of October 2012.

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

Platinum Holdings is a holding company that conducts no reinsurance operations of its own.  All operations are conducted by its wholly owned reinsurance subsidiaries, Platinum Bermuda and Platinum US.  As a holding company, Platinum Holdings' cash flow consists primarily of dividends, interest and other permissible payments from its subsidiaries.  Platinum Holdings depends on such payments for general corporate purposes and to meet its obligations, including capital management activities and the payment of any dividends to its common shareholders.

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

The insurance law of Maryland prevents any person from acquiring control of us or of Platinum US unless that person has filed a notification with specified information with the Maryland Insurance Commissioner and has obtained the Maryland Insurance Commissioner’s prior approval.  Under the Maryland statute, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted.  Accordingly, any person who acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Maryland Insurance Commissioner will be in violation of this law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Maryland Insurance Commissioner or prohibiting the voting of those securities and to other actions determined by the Maryland Insurance Commissioner.  In addition, many U.S. state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.  While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration.  Any future transactions that would constitute a change in control of Platinum Holdings may require prior notification in those states that have adopted pre-acquisition notification laws.

Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda.  In addition, sales of common shares by the company to persons resident in Bermuda for Bermuda exchange control purposes may require the prior approval of the Authority.  Consent under the Exchange Control Act 1972 (and its related regulations) has been obtained from the Authority for the issue and transfer of the common shares between non-residents of Bermuda for exchange control purposes, provided our shares remain listed on an appointed stock exchange, which includes the NYSE.  In giving such consent, neither the Authority nor the Registrar of Companies accepts any responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed herein or therein.

The foregoing provisions of our Bye-laws and legal restrictions will have the effect of rendering more difficult or discouraging unsolicited takeover bids from third parties or the removal of incumbent management.

The current investigations into finite risk reinsurance products could have a material adverse effect on our financial condition or results of operations.

In November and December 2004, we received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products.  On June 14, 2005, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York requesting documents relating to our finite risk reinsurance products.  We have fully cooperated in responding to all such requests.  Other reinsurance companies reported receiving similar subpoenas and requests.  We have not had any contact with offices of the SEC, the New York Attorney General or the U.S. Attorney for the Southern District of New York with respect to these investigations since November 2005.  We believe these investigations have significantly diminished the demand for finite risk products.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Platinum Holdings and Platinum Bermuda lease office space in Pembroke, Bermuda, where our principal executive office is located.  Platinum US and all other U.S.-based subsidiaries are located in office space we lease in New York.  Platinum US also leases office space in Chicago.  Platinum UK Services Company Limited leases office space in London.  We renew and enter into new leases in the ordinary course of business and anticipate no difficulty in extending our leases or obtaining comparable office facilities in suitable locations.  We consider our facilities to be adequate for our current needs.

Item 3.	Legal Proceedings

In the normal course of business, we may become involved in various claims and legal proceedings.  We are not currently aware of any pending or threatened material litigation.

As previously disclosed, in November and December 2004 we received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products.  On June 14, 2005, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York requesting documents relating to our finite reinsurance products.  We have fully cooperated in responding to all such requests.  Other reinsurance companies reported receiving similar subpoenas and requests.  In 2005, we retained the law firm of Dewey & LeBoeuf LLP to conduct a review of our finite reinsurance practices.  They informed us that they identified no evidence of improprieties.  We have not had any contact with the SEC, the New York Attorney General’s Office or the U.S. Attorney for the Southern District of New York with respect to these investigations since November 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

At January 30, 2010, there were approximately 47 holders of record of our common shares, which are listed on the NYSE under the symbol “PTP.”  On February 12, 2010, the last reported sale price for our common shares on the NYSE was $35.75 per share.  The following table shows the high and low per share trading prices of our common shares, as reported on the NYSE for the periods indicated:

	Price Range of Common Shares
Year	High	Low

2009:
First Quarter	$36.12	$25.18
Second Quarter	30.67	27.12
Third Quarter	36.87	28.07
Fourth Quarter	39.45	34.63

2008:
First Quarter	$36.60	$31.70
Second Quarter	37.00	32.58
Third Quarter	38.76	31.02
Fourth Quarter	36.16	21.38

During the years ended December 31, 2009 and 2008 we paid quarterly cash dividends of $0.08 per common share.  Our Board of Directors has declared a dividend for the first quarter of 2010 of $0.08 per common share, payable on March 31, 2010 to shareholders of record at the close of business on March 1, 2010.  The declaration and payment of common share dividends is at the discretion of the Board of Directors and depends upon our results of operations, cash flows, the financial positions and capital requirements of Platinum Bermuda and Platinum US, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

The laws of the various jurisdictions in which our subsidiaries are organized restrict the ability of our subsidiaries to pay dividends to Platinum Holdings.  See Item 1, “Business – Regulation.”

Purchases of Equity Securities by Us

The following table summarizes our purchases of our common shares during the three months ended December 31, 2009:
Period	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program *	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1, 2009 – October 31, 2009	496,500	$36.47	496,500	$231,893,000
November 1, 2009 – November 30, 2009	1,796,086	36.17	1,796,086	166,924,000
December 1, 2009 – December 31, 2009	1,824,624	37.18	1,824,624	99,087,000
Total	4,117,210	$36.65	4,117,210	$99,087,000

* On August 4, 2004, our Board of Directors established a program authorizing the repurchase of our common shares.  Since that date, our Board of Directors has approved increases in the repurchase program from time to time, most recently on February 22, 2010, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

Performance Graph

The following graph compares cumulative total return on our common shares with the cumulative total return on the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the S&P Property-Casualty Industry Group Stock Price Index (the “S&P Property-Casualty Index”), for the period that commenced December 31, 2004 and ended on December 31, 2009.  The graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2004 in our common shares, the S&P 500 Index, and the S&P Property-Casualty Index as measured by the last sale price on the last trading day of each such period.

Total Return to Shareholders
Comparison of Cumulative Five Year Total Return

	Indexed Returns * Years Ended December 31,
	2005	2006	2007	2008	2009

Platinum	100.94	101.63	117.90	120.75	129.46
S&P 500 Index	104.91	121.48	128.15	80.74	102.11
S&P 500 Property & Casualty Index	115.11	129.89	112.75	79.59	89.41

*  Index value as of December 31, 2004 – 100.00

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

The following table sets forth certain of our selected financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.  Our data as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007 were derived from our consolidated financial statements beginning on page F-1 of this Form 10-K.  Our data as of December 31, 2007, 2006 and 2005, and for the years ended December 31, 2006 and 2005 were derived from our audited consolidated financial statements not included in this Form 10-K.  You should read the selected financial data in conjunction with our consolidated financial statements as of December 31, 2009 and 2008 and for each of the years in the three year period ended December 31, 2009 beginning on page F-1 of this Form 10-K, and the related “Management's Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 27 of this Form 10-K.

Five-Year Summary of Selected Financial Data
($ in thousands, except per share amounts)

	As of and for the years ended December 31,
	2009	2008	2007	2006	2005

Statement of Operations Data:
Net premiums written	$897,834	1,037,565	1,119,807	1,176,613	$1,717,722
Net premiums earned	937,336	1,114,796	1,173,088	1,336,701	1,714,723
Net investment income	163,941	186,574	214,222	187,987	129,445
Net realized gains (losses) on investments	78,630	57,254	(413)	(1,131)	(3,144)
Net impairment losses on investments	(17,603)	(30,686)	(809)	–	–
Net losses and LAE	478,342	718,233	655,487	760,602	1,505,425
Underwriting expenses	240,806	306,459	294,642	357,219	458,804
Net income (loss)	383,291	226,240	356,978	329,657	(137,487)

Basic earnings (loss) per common share	7.71	4.38	5.91	5.38	(3.01)
Diluted earnings (loss) per common share	7.33	3.98	5.38	4.96	(3.01)
Dividends declared per common share	$0.32	0.32	0.32	0.32	$0.32

Balance Sheet Data:
Total investments and cash	$4,369,649	4,259,939	4,461,503	4,228,937	$3,830,428
Premiums receivable	269,912	307,539	244,360	377,183	567,449
Total assets	5,021,578	4,927,163	5,078,750	5,093,567	5,154,375
Unpaid losses and LAE	2,349,336	2,463,506	2,361,038	2,368,482	2,323,990
Unearned premiums	180,609	218,890	298,498	349,792	502,018
Debt obligations	250,000	250,000	250,000	292,840	292,840
Shareholders’ equity	2,077,731	1,809,397	1,998,377	1,858,061	1,540,249

Book value per common share	$45.22	34.58	34.04	28.33	$23.22

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Form 10-K.  This Form 10-K contains forward-looking statements that involve risks and uncertainties.  Please see the “Note on Forward-Looking Statements” on page 1 of this Form 10-K.  Our consolidated financial statements have been prepared in accordance with U.S. GAAP.

Overview

We had $2.3 billion in capital resources as of December 31, 2009 as compared with $2.1 billion as of December 31, 2008.  Our net income was $383.3 million, $226.2 million and $357.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Net income for the year ended December 31, 2009 reflects disciplined underwriting, lower than expected catastrophe activity, strong investment results and net favorable development.  Our net premiums written for the years ended December 31, 2009, 2008 and 2007 were $897.8 million, $1.0 billion, and $1.1 billion, respectively.  The decreases in net premiums written were primarily due to the non-renewal of business that fell below our minimum pricing standards.

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

In 2005 an unprecedented level of hurricane losses caused many reinsurers to report significant net losses after which rating agencies imposed higher capital requirements.  Both reinsurers and their clients reassessed their catastrophe pricing parameters and procedures.  The result was an increase in catastrophe pricing, particularly for wind exposures in the United States, in 2006 and the beginning of 2007.  A number of new companies were formed to take advantage of the improved pricing.  The combination of additional capacity and a lack of major catastrophe activity in 2006 and 2007 led to a decline in pricing for catastrophe exposed reinsurance in the second half of 2007.  After initially stabilizing, non-catastrophe pricing weakened in late 2006 and continued to decline through the first half of 2008.  During the second half of 2008, the financial markets experienced significant adverse credit events and a loss of liquidity and the 2008 hurricane season resulted in substantial losses to the insurance and reinsurance industry, which reduced the amount of capital in the insurance industry.  Many reinsurance companies reported strong financial results for 2009 reflecting the absence of major catastrophes and the favorable performance of their investment portfolios during the year.

Current Outlook

We anticipate that 2010 will be characterized by ample capacity for insurance risk and that risk adjusted pricing will come under downward pressure in all lines of business that have not recently experienced significant losses.

Despite this pressure, we generally expect that reinsurance rates for business in our Property and Marine segment will remain attractive for 2010.  Assuming only modest rate declines, we expect to write a similar amount of property and marine business during 2010 compared with the amount we wrote in 2009.  We expect that property and marine business will continue to represent a large proportion of our overall book of business, which could result in volatility in our results of operations.

For our Casualty segment, we believe that underlying primary insurance rate increases are generally lower than the trend in loss costs would indicate is appropriate and that capacity for casualty insurance and reinsurance will remain abundant during 2010.  However, we believe that select casualty reinsurance treaties will offer adequate returns during 2010.  Under these conditions, we expect the amount of business we write in our Casualty segment will remain stable or decrease during 2010 compared with the amount we wrote in 2009.

We expect a relatively low level of demand for products in our Finite Risk segment in 2010.

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

Premiums Written and Earned

Assumed reinsurance premiums are recognized as revenues, net of any related ceded retrocessional coverage purchased.  Both assumed and ceded premiums are recognized as earned and included in revenues generally on a basis proportionate with the coverage period.  Assumed premiums written not yet recognized as revenue are recorded on the consolidated balance sheet as reinsurance premiums receivable and unearned premiums; ceded premiums written not yet earned are recorded on the consolidated balance sheet as prepaid reinsurance premiums.

Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period.  Consequently, reinsurance premiums written include amounts reported by the ceding companies, supplemented by estimates of premiums that are written but not reported ("WBNR").  In addition to estimating WBNR, we estimate the portion of premiums earned but not reported ("EBNR").  The premium estimation process considers the terms and conditions of the reinsurance contracts and assumes that the contracts will remain in force until expiration.  The estimation of written premiums could be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions.  The potential net impact on the results of operations of changes in estimated premiums earned is reduced by the accrual of losses and acquisition expenses related to such estimated premiums earned.  The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses.  Premiums are generally reported within two years from the inception of the contract.

Premiums receivable include premiums billed and in the course of collection as well as WBNR.  WBNR is the component of premiums receivable that is subject to judgment and uncertainty.  Premiums receivable as of December 31, 2009 was $269.9 million and included $221.1 million of WBNR that is based upon estimates.  We evaluate the appropriateness of WBNR in light of the actual premium reported by the ceding companies.  Any adjustments to WBNR that represent premiums earned are accounted for as changes in estimates and are reflected in results of operations in the period in which they are made.

When estimating premiums written and earned, we segregate the business into classes by reinsurance subsidiary, by type of coverage and by type of contract (resulting in approximately 116 classes).  Within each class, business is further segregated by the year in which the contract incepted (the “Underwriting Year”), starting with 2002, our first year of operations.  Classes that are similar in both the nature of their business and estimation process may be grouped for purposes of estimating premiums.  Estimates are made for each class or group of classes and Underwriting Year.  Premiums are estimated based on ceding company estimates and our own judgment after considering factors such as:  (1) the ceding company’s historical premium versus projected premium, (2) the ceding company’s history of providing accurate estimates, (3) anticipated changes in the marketplace and the ceding company’s competitive position therein, (4) reported premiums to date and (5) the anticipated impact of proposed underwriting changes.  Estimates of ultimate premium are made by our underwriters for each contract and Underwriting Year.  Management reviews these estimates with our underwriters and actuaries and selects an ultimate premium estimate.  Estimates of written premium and earned premium are then based on the selected ultimate premium estimate and the structure of the reinsurance contracts.  The WBNR and EBNR are determined by subtracting the written and earned premium reported by the ceding companies from the estimated written and earned premium.  As of December 31, 2009 WBNR was $221.1 million and EBNR was $186.4 million.  The selected estimates of WBNR and EBNR were lower than the initial estimates made by our underwriters by $26.7 million or 12%, and $18.1 million or 10%, respectively.  We believe that we reasonably could have made an adjustment of between $0 and $26.7 million for WBNR and between $0 and $18.1 million for EBNR.  Key factors that were considered by management in selecting premium estimates lower than the estimates provided by our underwriters include:  (1) the increased competition and lower rate level in classes of business with little or no North American catastrophe exposure that make it difficult for ceding companies to achieve their premium targets, and (2) the lack of a historical track record for some ceding companies writing new programs.  The actual premium ultimately recorded may differ materially from the estimates discussed above.

The following table sets forth our estimated and reported premiums receivable as of December 31, 2009 and 2008 ($ in thousands):

	December 31,
	2009	2008

Estimated premiums receivable	$221,078	$269,714
Reported premiums receivable	48,834	37,825
Total premiums receivable	$269,912	$307,539

Estimated premiums receivable at December 31, 2009 was lower than at December 31, 2008 due to a decrease in both the property and marine and casualty business written in 2009 as compared with 2008.

An allowance for uncollectible premiums is established for possible non-payment of premiums receivable, as deemed necessary.  As of December 31, 2009, based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset premiums receivable against losses and LAE and commission amounts payable to the same parties, we did not establish an allowance for uncollectible premiums receivable.

Certain of our reinsurance contracts include provisions that adjust premiums based upon the loss experience under the contracts.  We take these into account when determining our WBNR and EBNR.  Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses.  These premiums relate to and are earned over the future coverage obtained for the remainder of the contract term.  Additional premiums are those premiums that are a function of losses and not related to reinstatement of limits.  WBNR and EBNR include estimates of reinstatement premiums and additional premiums based on reinsurance contract provisions and loss experience and rely on the estimates of unpaid losses and LAE.

Unpaid Losses and Loss Adjustment E xpenses

Overview

One of the most significant estimates made by management in the preparation of our consolidated financial statements is our liability for unpaid losses and LAE, also referred to as “loss reserves.”  Unpaid losses and LAE are estimates of future amounts required to pay losses and LAE for claims under our assumed reinsurance contracts that have occurred at or before the balance sheet date.  Unpaid losses and LAE include estimates of the cost of reported claims not yet paid, generally referred to as “case reserves.”  Unpaid losses and LAE also include estimates of the cost of claims incurred but not yet reported, generally referred to as “IBNR.”

Our actuaries prepare estimates of our ultimate liability for unpaid losses and LAE based on various actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method, which are discussed below.  We believe that the quantitative actuarial methods used to estimate our liabilities are enhanced by management’s professional judgment.  We review the actuarial estimates of our liability and determine our best estimate of the liabilities to record as unpaid losses and LAE in our consolidated financial statements.  We use the same processes and procedures for estimating unpaid losses and LAE for annual and interim periods.

We do not establish liabilities for unpaid losses and LAE until the occurrence of an event that may give rise to a loss.  If an event has occurred that we believe will lead to significant losses to us but has not resulted in reported losses before the balance sheet date, we will generally estimate the impact of the event and consider it when estimating our liability for unpaid losses and LAE.  When an event of significant magnitude occurs, such as a property catastrophe event that affects many of our ceding companies, we may establish liabilities specific to such an event.  Estimated ultimate losses related to a catastrophe event may be based on our estimated exposure to an industry loss and may rely on the use of catastrophe modeling software.

We receive information from ceding companies regarding our liability for unpaid losses and LAE.  This information varies but typically includes information regarding the ceding company’s paid losses and case reserves and may include a ceding company’s estimate of IBNR.  We may increase or decrease case reserves based on receipt of additional information from the ceding companies.  Adjustments that we make to reported case reserves are generally referred to as “additional case reserves.”

Unpaid losses and LAE represent our best estimate of the costs of claims incurred, and it is possible that our ultimate liability may differ materially from such estimate.  We review our estimate of unpaid losses and LAE quarterly.  Any adjustments of prior years’ estimates of unpaid losses and LAE are accounted for as changes in estimates and are reflected in our results of operations in the period in which they are made.

The liabilities recorded on our consolidated balance sheets as of December 31, 2009 and 2008 for unpaid losses and LAE were $2.3 billion and $2.5 billion, respectively.  These amounts exclude any amounts we may recover from our retrocessionaires under coverage we purchased for such losses.  We record estimates of amounts we expect to recover from retrocessionaires as assets on the consolidated balance sheet.  The following table sets forth our case reserves, additional case reserves and IBNR by segment as of December 31, 2009 and 2008 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

December 31, 2009
Case reserves	$238,996	387,319	42,887	$669,202
Additional case reserves	(1,124)	12,409	–	11,285
IBNR	246,645	1,353,531	68,673	1,668,849
Total unpaid losses and LAE	$484,517	1,753,259	111,560	$2,349,336

December 31, 2008
Case reserves	$255,468	364,321	56,638	$676,427
Additional case reserves	4,591	25,600	–	30,191
IBNR	281,573	1,378,000	97,315	1,756,888
Total unpaid losses and LAE	$541,632	1,767,921	153,953	$2,463,506

Since we rely on information regarding paid losses, case reserves and sometimes IBNR provided by ceding companies in estimating our ultimate liability for unpaid losses and LAE, we perform certain procedures in order to help determine the completeness and accuracy of such information.  Periodically, management assesses the reporting activities of these ceding companies on the basis of qualitative and quantitative criteria.  These procedures include conferring with ceding companies or brokers on claims matters.  Our claims personnel, or consultants engaged by us, may also conduct periodic audits of our ceding companies to:  (1) review and establish validity of specific claims, (2) determine that case reserves established by the ceding company are reasonable, (3) assure that there is consistency in claim reporting from period to period, and (4) assess the overall claims practices and procedures of the ceding company.  We also monitor the claims handling and reserving practices of ceding companies in order to help establish the proper reinsurance premium for reinsurance contracts with such ceding companies.

Non-Catastrophe Reserves

Non-catastrophe reserves were $2.2 billion as of December 31, 2009, representing 93% of our unpaid losses and LAE.  When estimating unpaid losses and LAE, we segregate the business into classes by reinsurance subsidiary, by type of coverage and by type of contract (resulting in approximately 116 classes).  Within each class, the business is further segregated by Underwriting Year, starting with 2002, our first year of operations.

Our actuaries calculate multiple point estimates of our liability for losses and LAE using a variety of actuarial methods for many, but not all, of our classes for each Underwriting Year.  We do not believe that these multiple point estimates are or should be considered a range.  Our actuaries consider each class and determine the most appropriate point estimate for each Underwriting Year based on the characteristics of the particular class including:  (1) loss development patterns derived from historical data, (2) the credibility of the selected loss development pattern, (3) the stability of the loss development patterns and (4) the observed loss development of other underwriting years for the same class.  Our actuaries also consider other relevant factors, including:  (1) historical ultimate loss ratios, (2) the presence of individual large losses and (3) known occurrences that have not yet resulted in reported losses.

We believe that a review of individual contract information improves the loss estimates for some classes of business.  Our actuaries make their determinations of the most appropriate point estimate of loss for each class based on an evaluation of relevant information and do not ascribe any particular portion of the estimate to a particular factor or consideration.  These estimates are aggregated for review by management and, after approval, are the basis for our liability for unpaid losses and LAE.

Generally, estimates of ultimate losses that are not related to a specific event are initially determined based on the loss ratio method applied to each Underwriting Year and to each class of business.  The selected ultimate losses are determined by multiplying the initial expected loss ratio by the earned premium.  The initial expected loss ratios are key inputs that involve management judgment and are based on a variety of factors, including:  (1) contract by contract expected loss ratios developed during our pricing process, (2) our historical loss ratios and combined ratios (loss plus acquisition cost ratios), and (3) when available, updated and appropriately adjusted, the historical loss ratios of The Travelers Companies, Inc., formerly The St. Paul Companies, Inc. (“Travelers”), for the reasons described below.  These judgments take into account management’s view of past, current and future factors that may influence ultimate losses, including:  (1) market conditions, (2) changes in the business underwritten, (3) changes in timing of the emergence of claims and (4) other factors that may influence ultimate loss ratios and losses.

Over time, as a greater number of claims are reported, actuarial estimates of IBNR are based on the Bornhuetter-Ferguson and the chain ladder techniques.  The loss development pattern is a key input to these techniques.  The Bornhuetter-Ferguson technique utilizes actual reported losses, a loss development pattern and the initial expected loss ratio to determine an estimate of ultimate losses.  We believe this technique is most appropriate when there are few reported claims and a relatively less stable loss development pattern.  The chain ladder technique utilizes actual reported losses and a loss development pattern to determine an estimate of ultimate losses that is independent of the initial expected ultimate loss ratio and earned premium.  We believe this technique is most appropriate when there are a large number of reported losses with significant statistical credibility and a relatively stable pattern of reported losses.  The determination of when reported losses are sufficient and credible to warrant selection of an ultimate loss ratio different from initial expected loss ratio also requires judgment.  We generally make adjustments for reported loss experience indicating unfavorable variances from initial expected loss ratios sooner than reported loss experience indicating favorable variances.  This is because the reporting of losses in excess of expectations tends to have greater credibility than an absence or lower than expected level of reported losses.

While we commenced operations in 2002, the business we write is sufficiently similar to the historical reinsurance business of Travelers such that we review the historical loss experience of this business when we estimate our own initial expected loss ratios and loss development patterns.  This historical loss experience was made available to us in connection with our initial public offering.  Loss development patterns can span more than a decade, therefore, the Travelers data is a valuable supplement to our own and industry data.

Loss development patterns are determined utilizing actuarial analysis, including management’s judgment, and are based on loss development patterns of paid losses and reporting of case reserves to us, as well as industry loss development patterns.  Information that may cause future loss development patterns to differ from historical loss development patterns is considered and reflected in our selected loss development patterns as appropriate.  For property and health coverages these patterns indicate that a substantial portion of the ultimate losses are reported within two to three years after the contract is effective.  Casualty loss development patterns can vary from three years to over twenty years depending on the type of business.

In property lines, the loss development patterns are based on historical reported loss data.  For all lines, historical data by effective date and business type is used to determine loss development patterns that reflect each year’s reinsurance contract inception date distribution and the distribution of underlying business written on a losses occurring basis versus on a risk attaching basis.  In marine lines, the loss development patterns are primarily based on historical reported loss data.  Loss development patterns are analyzed for various reinsurance sub-classes and an overall pattern is determined by the mix of business within each Underwriting Year.

In the North American casualty excess of loss classes, the loss development patterns are primarily based on our historical reported loss data and that of Travelers, both of which are supplemented by industry data from the Reinsurance Association of America (“RAA”) and Insurance Services Offices, Inc. (“ISO”).  Due to the long loss development pattern in general liability, various sources are used to estimate the end of the loss development pattern referred to as the “tail”.  To estimate the tail, we supplement our historical data and the available Travelers data, with industry data, generally from the RAA.

We analyze historical loss development patterns and may adjust them for observed anomalies.  For example, we observed that loss development patterns were much slower in Underwriting Years that were characterized by especially intense competition, known as the “soft market,” particularly in the North American excess-of-loss claims made class.  We believe this is due to multiple year policies written by ceding companies and the deterioration in underwriting standards during these periods.  In determining our loss development patterns for certain classes, we may exclude certain historical data from the soft market years because none of our business was written in these soft market periods.  However, one of the risks of excluding some of the years is that we could be obscuring trends in loss development patterns.  Our actuaries consider this when determining the credibility of indications that use these patterns.  For a small number of reinsurance contracts, appropriate historical loss development patterns must be developed from ceding company data or other sources.

Catastrophe Reserves

Generally, an event must cause more than $1 billion of property losses to the insurance industry or $10 million of property losses to the Company to be considered and tracked as a major catastrophe.  Unpaid losses and LAE related to major catastrophes were $173.3 million, which represented 7% of our total unpaid losses and LAE as of December 31, 2009.

Our underwriters will typically prepare an initial estimate of our ultimate losses for a catastrophe event on a contract-by-contract basis.  This estimate is typically based on estimates of losses for the insurance industry as a whole, estimates of losses prepared by ceding companies, estimates of market share of our ceding companies and, in certain cases, output from catastrophe models.  Information is typically updated as it becomes available.  Our actuaries and underwriters will also consider a variety of factors, including:  (1) the credibility of ceding company estimates, (2) whether the ceding company estimates include IBNR and (3) whether the ceding company information is current.  After reviewing loss estimates and other information with our underwriters, our actuaries make an estimate of ultimate loss.

As losses from catastrophes mature, our actuaries consider losses reported to us relative to loss development patterns from prior catastrophe events.  Our estimate of ultimate liability for losses and LAE related to a catastrophe event will generally be based on these development patterns after approximately twelve months following the event.  However, since loss development patterns may be inconsistent between events, for very large catastrophes, such as Hurricane Katrina in 2005, we will generally review information on a contract-by-contract basis for a longer period.  Ultimate losses for a catastrophe event are typically reasonably well known within 12 to 24 months following the event, although ultimate losses from an earthquake may take longer to develop.

During 2009, we established specific reserves for major catastrophes that included floods in Ireland (“Irish Floods”), Hailstorm Wolfgang, Winterstorm Klaus and three U.S. catastrophe events referred to by Property Claim Services, a division of ISO, as Catastrophes 63, 68 and 78.  In 2008, we established specific reserves for major catastrophes including Winterstorm Emma, Hurricane Gustav, Hurricane Ike and two U.S. catastrophe events referred to by Property Claim Services as Catastrophes 42 and 43.  We also have established specific reserves for catastrophe events in prior years, which include Hurricane Katrina.

Uncertainty of Estimates

The ultimate liability for unpaid losses and LAE may vary materially from our current estimates for several reasons.  Our estimates are inherently uncertain because they are affected by factors that are highly dependent on judgment.  There are numerous other factors that add uncertainty to our estimates of losses, the more significant of which include:  (1) our estimates are based on predictions of future developments and estimates of future trends in claim severity and frequency, (2) the reliance that we necessarily place on ceding companies for claims reporting, (3) the associated time lag in reporting losses, (4) the need to estimate an initial expected loss ratio before significant loss experience is reported, (5) the low frequency/high severity nature of some of our business and (6) the varying reserving practices among ceding companies.

Our estimates are based on assumptions that historical loss development and trends are reasonably predictive of how losses will develop in the future when reported.  New or updated information or loss data may impact our selection of ultimate loss ratios in subsequent periods.  There are various elements of updated loss data and related information that may result in a materially different estimate of ultimate losses.  The four most significant inputs to our loss estimation process are:  (1) reported losses to date, (2) the initial expected loss ratio, (3) the loss development patterns and (4) earned premiums.

The frequency and severity of reported losses relative to anticipated frequency and severity of losses is one of the most influential factors and is largely dependent on the loss experience of our ceding companies.  Reported loss experience is a key input to our loss estimation process and, if loss experience reported in periods subsequent to estimating the ultimate losses are materially greater or less than anticipated, we may adjust the ultimate loss ratio accordingly.  Adjustments to increase or decrease a prior year’s ultimate loss ratio are generally referred to as unfavorable or favorable loss development.

The initial expected loss ratios are key inputs to our loss estimation process, are derived from historical data and involve a high degree of judgment.  The selection of the initial expected loss ratios also takes into account management’s view of past, current and future factors that may influence expected ultimate losses.  Because of the high degree of judgment required in establishing initial expected loss ratios, there is uncertainty in the resulting estimates.

The loss development patterns are also key inputs to our loss estimation process.  Loss development patterns reflect the time lag between the occurrence and settlement of a loss.  The time lag in reporting can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, and the deterioration, in connection with health related claims, in a claimant’s physical condition many years after an accident occurs.  As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, we are subject to potential additional time lags in the receipt of information as the primary insurer reports to the broker who in turn reports to us.  As of December 31, 2009, we did not have any significant back-log related to our processing of assumed reinsurance information.  All of the foregoing factors can impact the loss development patterns.  A key assumption that our estimates are based on is that past loss development patterns are reasonably predictive of future loss development patterns.  However, it may be difficult to identify differences in business reinsured from Underwriting Year to Underwriting Year and how such differences can affect loss development patterns.  This difficulty adds to uncertainty in estimates that use these patterns.

In property classes, there can be additional uncertainty in loss estimation related to large catastrophe events.  With wind events, such as hurricanes, the damage assessment process may take more than a year.  The cost of rebuilding may increase due to supply shortages for construction materials and labor.  In the case of earthquakes, the damage assessment process may take several years to discover structural weaknesses not initially detected in buildings.  The uncertainty inherent in loss estimation is particularly pronounced for casualty coverages, such as umbrella liability, general and product liability, professional liability and automobile liability, where information, such as required medical treatment and costs for bodily injury claims, emerges over time.  In the overall loss estimation process, provisions for economic inflation and changes in the social and legal environment are considered.

Changes in estimates of prior years’ earned premiums can also affect prior years’ ultimate losses.  Our actuaries consider factors affecting all key inputs to actuarial techniques when determining the credibility of indications.

The current estimate of unpaid losses and LAE is a central estimate that reflects many reasonable possible outcomes.  The range of reasonable alternative estimates is necessarily smaller than a range of reasonably possible outcomes.  In the following two sections, we discuss two types of uncertainty with respect to loss estimation.  Under Variability of Outcomes, we discuss how estimates change over time as new information or loss data develops.  Under Sensitivity of Estimates, we demonstrate that alternative reasonable estimates can be made with current information.

Variability of Outcomes

The liability for unpaid losses and LAE as of the balance sheet date represents management’s best estimate of the ultimate liabilities as of that date.  The actuarial techniques used by our actuaries in estimating our liabilities produces a central estimate of ultimate losses and LAE for each class and underwriting year.  These techniques do not produce a range of reasonably possible outcomes.  For some classes, the ultimate value of the liability for unpaid losses and LAE will not be known for many decades.  We expect that the ultimate value will differ from current estimates as losses are reported and paid and that difference could be material as reported losses reflect the actual emergence of factors that influence claim costs.  We believe, however, that as a greater percentage of losses are reported, the likelihood of material changes to ultimate losses declines.  Each quarter, we re-estimate ultimate losses and LAE and reflect updated information in those estimates.

During the years ended December 31, 2009, 2008 and 2007, we experienced net favorable loss development of $100.8 million, $167.2 million, and $81.2 million, respectively.  This net favorable loss development was attributable primarily to a level of losses reported to us by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the cumulative loss experience to adjust our previously selected ultimate loss ratios.  During 2009, 2008 and 2007, approximately $94.9 million, $154.4 million, and $84.7 million, respectively, of the total net favorable development was attributable to lower reported loss experience than we expected.  During the years ended December 31, 2009, 2008 and 2007, changes in the initial expected loss ratio and the loss development patterns resulted in net favorable loss development of $5.9 million and $12.8 million for 2009 and 2008, respectively, and net unfavorable loss development of $3.5 million in 2007.  Conditions and trends that have affected development of reserves in the past may not necessarily occur in the future.  The factors that may result in differences between our current estimates of loss liability and our ultimate loss liability are set forth above under “Uncertainty of Estimates” in this Form 10-K.

Sensitivity of Estimates

Initial expected loss ratios and loss development patterns are key inputs to our loss estimation process.  We exercise judgment in establishing key inputs at the beginning of an underwriting year and also as we modify the key inputs, as appropriate, throughout the loss development period.  We have selected the initial expected loss ratio and the loss development patterns for sensitivity analysis.  Ultimate loss estimates for the North American casualty excess of loss classes of business, which generally have the longest loss development patterns, have a higher degree of uncertainty than other reserving classes.  IBNR for these classes as of December 31, 2009 was $1.1 billion, which was 66% of the total IBNR at that date.  The estimates of unpaid losses and LAE related to North American casualty excess of loss classes of business have a higher degree of uncertainty and, consequently, reasonable alternatives to our selected initial expected loss ratios and loss development patterns could vary significantly.  For example, if we increased the initial expected loss ratio for these classes by 5% from 68% to 73%, we would increase the IBNR for these classes by $88.8 million , which represents approximately 6% of unpaid losses and LAE for these classes as of December 31, 2009, or if we increased the initial expected loss ratio for these classes by 10% from 68% to 78%, we would increase the IBNR for these classes by $141.6 million , which represents approximately 10% of unpaid losses and LAE for these classes as of December 31, 2009.

As another example of key assumption sensitivity, if we accelerated the estimated loss development patterns related to North American casualty excess of loss classes by 5%, we would decrease the IBNR for these classes by $36.8 million, which is less than 3% of unpaid losses and LAE for these classes as of December 31, 2009, or if we accelerated the loss development patterns by 10%, we would decrease the IBNR for these classes by $73.7 million, which is 5% of unpaid losses and LAE for these classes as of December 31, 2009.

The sensitivity analysis illustrates how a reasonable alternative assumption could affect the current estimate of our ultimate loss liability.  The sensitivity analysis is not intended to present a range of reasonable possible settlement values in the future.  Actual settlement values could be materially different from the current estimates.  Over time, changes to the initial expected loss ratio and loss development patterns may vary by more than the sensitivity analysis above as new loss information and data emerges.

Reinsurance Recoverable

In order to limit the effect on our financial condition of large and multiple losses, we may buy retrocessional reinsurance, which is reinsurance for our own account.  Reinsurance recoverable, also referred to as “ceded loss reserves,” includes estimates of the recoveries from our retrocessional reinsurance that arise from claims from our reinsurance business.  These assets are estimates of future amounts recoverable from retrocessionaires for claims that have occurred at or before the balance sheet date.  Each quarter, after estimating the amount of gross loss reserves, our actuaries review all retrocessional contracts.  Based on the structure of each retrocessional contract and the gross incurred loss, a recovery amount is estimated.

Valuation of Investments

Fixed maturity securities for which we may not have the intent to hold until maturity are classified as available-for-sale and reported at fair value.  Unrealized gains and losses are included in other comprehensive income in the consolidated statement of operations and in accumulated other comprehensive income in the consolidated statement of shareholders' equity, net of deferred taxes.  Fixed maturity securities for which we have the intent to sell prior to maturity or for which we have elected the fair value measurement attributes of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 825, “Financial Instruments” (“ASC 825”) are classified as trading securities and reported at fair value, with mark-to-market adjustments included in net realized gains or losses on investments in the consolidated statement of operations and the related deferred income tax included in income tax expense.

We obtain prices for all of our fixed maturity securities, preferred stocks and short-term investments from pricing services, which include index providers, pricing vendors and broker-dealers.  As of December 31, 2009, we valued approximately 58% of our investment securities using prices obtained from index providers, 34% using prices obtained from pricing vendors, and 8% using prices obtained from broker-dealers.  The number of prices we obtain per instrument varies based on the type of asset class and particular reporting period.  Prices are generally obtained from multiple sources when a new security is purchased and a pricing source is assigned to the particular security.  A hierarchy is maintained that prioritizes pricing sources based on availability and reliability of information, with preference given to prices provided by independent pricing vendors and index providers.  Pricing providers may be assigned to a particular security based upon the provider’s expertise.  Generally, the initial pricing source selected is consistently used for each reporting period.  We have not adjusted any prices that we have obtained from pricing services.  However, if we determine that a price appears unreasonable, we investigate and assess whether the price should be adjusted.

We periodically receive pricing documentation that describes the methodologies used by various pricing services.  The prices we obtain from pricing providers are validated by conducting price comparisons against multiple pricing sources for certain securities as may be available, performing an in-depth review of specific securities when evaluating potential other-than-temporary impairments, periodic back-testing of sales to the previously reported fair value, and continuous monitoring of market data including specific data that relates to our investment portfolio.

Pricing services determine prices by maximizing the use of observable inputs and we do not believe there are any unobservable inputs significant to the fair value measurement.  The inputs used in index pricing may include, but are not limited to, benchmark yields, transactional data, broker-dealer quotes, security cash flows and structures, credit ratings, prepayment speeds, loss severities, credit risks and default rates.  The inputs used by pricing vendors may include, but are not limited to; benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers and industry and economic events.  Broker-dealers value securities through trading desks primarily based on observable inputs.

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of other than temporary impairment (“OTTI”).  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  These factors include the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, the collateral structure and the credit support that may be applicable.  The amount of the credit loss is the difference between the present value of expected future cash flows from an impaired debt security and the amortized cost of the security.  The portion of the impairment related to the credit loss and portion of OTTI related to all other factors is recognized in the consolidated statement of operations.  The portion of OTTI related to all other factors is also recognized in accumulated other comprehensive income, net of deferred taxes, in the consolidated statement of shareholders’ equity.  In evaluating the potential for OTTI, we also consider our intent to sell a security and the likelihood that we will be required to sell a security before the unrealized loss is recovered.  Our intent to sell a security is based, in part, on adverse changes in the credit worthiness of a debt issuer, pricing and other market conditions, and our anticipated net cash flows.  If we determine that we intend to sell a security that is in an unrealized loss position, then the unrealized loss related to such security, representing the difference between the security’s amortized cost and its fair value, is recognized as a realized loss in our consolidated statement of operations at the time we determine our intent to sell.

Risk Transfer

We use reinsurance accounting for assumed and ceded transactions when risk transfer requirements have been met.  Risk transfer analysis evaluates significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms that may include loss limits or loss mitigation provisions.  Reinsurance contracts that do not transfer sufficient insurance risk are accounted for as reinsurance deposit liabilities with interest expense charged to other income and credited to the liability.

Results of Operations

Year Ended December 31, 2009 as Compared with the Year Ended December 31, 2008

Net income and diluted earnings per common share for the years ended December 31, 2009 and 2008 were as follows ($ in thousands, except earnings per share):

	2009	2008	Increase (decrease)

Net income	$383,291	226,240	$157,051
Weighted average shares outstanding for diluted earnings per common share	52,315	56,855	(4,540)
Diluted earnings per common share	$7.33	3.98	$3.35

The increase in net income in 2009 as compared to 2008 was primarily due to an increase in net underwriting income of $128.1 million.  Net underwriting income consists of net premiums earned, less net losses and LAE, net acquisition expenses and operating costs related to underwriting operations.  The increase in net underwriting income was primarily due to the decrease in net underwriting losses arising from major catastrophes in 2009 as compared with 2008.

The increase in diluted earnings per common share in the year ended December 31, 2009 as compared with the year ended December 31, 2008 was primarily due to the increase in net income.  Diluted earnings per common share also reflected the decrease in weighted average shares outstanding.  The weighted average shares outstanding decreased primarily due to the weighted average effect of the repurchase of 7,852,498 of our common shares in 2009.

We conduct our worldwide reinsurance business through three operating segments:  Property and Marine, Casualty and Finite Risk.  In managing our operating segments, management uses measures such as net underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, interest expense and corporate expenses by segment.  Segment net underwriting income is reconciled to the U.S. GAAP measure of income before income taxes in Note 13 to the Consolidated Financial Statements contained elsewhere in this Form 10-K.  The measures we used in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.

 Underwriting Results

Net underwriting income was $218.2 million and $90.1 million for the years ended December 31, 2009 and 2008, respectively.  The increase in net underwriting income in 2009 as compared with 2008 was primarily due to a decrease in net underwriting losses arising from major catastrophes, partially offset by a decrease in net favorable development.  Net underwriting losses arising from major catastrophes were $35.5 million and $198.0 million in 2009 and 2008, respectively.

Net favorable or unfavorable development is the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions.  Net favorable development was $101.0 million and $147.6 million in the years ended December 31, 2009 and 2008, respectively.  The net favorable development in 2009 relating to prior years was in both the Property and Marine and Casualty segments.  The decrease in net premiums earned in the Property and Marine segment in 2009 reduced net underwriting income.  In addition net underwriting income was favorably impacted in 2009 by improved loss experience relating to a reinsurance contract in the Casualty segment covering leased private passenger automobile residual values (the “RVI Contract”).

 Property and Marine

The Property and Marine operating segment generated 57.6% and 57.1% of our net premiums written in 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the years ended December 31, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Gross premiums written	$543,851	622,171	$(78,320)
Ceded premiums written	26,840	29,084	(2,244)
Net premiums written	517,011	593,087	(76,076)

Net premiums earned	528,488	599,110	(70,622)
Net losses and LAE	250,646	397,200	(146,554)
Net acquisition expenses	66,992	90,816	(23,824)
Other underwriting expenses	37,331	38,492	(1,161)
Property and Marine segment net underwriting income	$173,519	72,602	$100,917

Ratios:
Net loss and LAE	47.4%	66.3%	(18.9) points
Net acquisition expense	12.7%	15.2%	(2.5) points
Other underwriting expense	7.1%	6.4%	0.7 points
Combined	67.2%	87.9%	(20.7) points

Net underwriting income increased by $100.9 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008, which was primarily due to a decrease in net underwriting losses arising from major catastrophes.  This increase was partially offset by a decrease in net favorable development and net premiums earned.  We had $35.5 million of net underwriting losses arising from major catastrophes in 2009 as compared with $198.0 million in 2008.  Net underwriting losses arising from major catastrophes in 2009 were primarily attributable to the Irish Floods, Hailstorm Wolfgang and Winterstorm Klaus.  In 2008 losses arising from major catastrophes were primarily attributable to Hurricanes Gustav and Ike and Winterstorm Emma.  Net favorable development was $25.1 million and $77.6 million in 2009 and 2008, respectively.

Gross premiums written decreased by $78.3 million in the year ended December 31, 2009 as compared with the year ended December 31, 2008 as we reduced our exposure to catastrophe events, most significantly in the renewal of contracts effective January 1, 2009.  Additionally, reinstatement premiums in 2008 relating to major catastrophes contributed to the decrease in gross premiums written in 2009 as compared with 2008.  Reinstatement premiums related to major catastrophes were $7.2 million and $28.3 million in 2009 and 2008, respectively.  The decrease in net premiums earned in 2009 as compared with 2008 is consistent with the decrease in net premiums written and reflects changes in the mix of business.

Net losses and LAE decreased by $146.6 million in the year ended December 31, 2009 as compared with the year ended December 31, 2008, which was primarily due to the decrease in losses arising from major catastrophes in 2009.  Net losses arising from major catastrophes were $42.6 million in 2009 and $224.9 million in 2008.  The decrease in losses from major catastrophes was partially offset by the decrease in net favorable loss development in 2009.  Net losses arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 7.5 points and 36.1 points in 2009 and 2008, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 3.2 and 13.4 points in 2009 and 2008, respectively.  Net favorable loss development in both 2009 and 2008 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property excess-of-loss per risk	$11,932	(181)	2,125	$13,876
Catastrophe excess-of-loss (non-major events)	13,877	1,284	217	15,378
Major catastrophes	(3,474)	–	349	(3,125)
Crop	(8,783)	5,102	–	(3,681)
Marine, aviation and satellite	(4,294)	330	2,027	(1,937)
Property proportional	5,001	(391)	–	4,610
Total	$14,259	6,144	4,718	$25,121

Net favorable development in the property excess-of-loss per risk class related primarily to the 2006 through 2008 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class related primarily to the 2008 underwriting year.  Net unfavorable development in major catastrophes related primarily to marine losses related to Hurricane Rita in the 2005 underwriting year.  Net unfavorable development in the crop class related primarily to the North American business in the 2008 underwriting year.  Net unfavorable development in the marine, aviation and satellite class related primarily to the marine business in the 2007 underwriting year.  Net favorable development in the property proportional class related primarily to the 2005 through 2007 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2008 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property excess-of-loss per risk	$8,065	579	3,539	$12,183
Catastrophe excess-of-loss (non-major events)	24,005	(1,365)	1,697	24,337
Major catastrophes	18,833	–	(951)	17,882
Crop	11,603	(2,734)	–	8,869
Marine, aviation and satellite	686	(1,541)	7,195	6,340
Property proportional	8,028	(18)	–	8,010
Total	$71,220	(5,079)	11,480	$77,621

Net favorable development in the property excess-of-loss per risk class related primarily to the 2006 and 2007 underwriting years.  The net favorable development included improved experience in business with smaller regional cedants where loss ratios had been increased from initial expected loss ratios in prior years.  A change in the loss development patterns in our North American business resulted in $1.9 million of the net favorable development.  Net favorable development in the catastrophe excess-of-loss (non-major events) class related primarily to the 2007 underwriting year.  Following a study of our historical experience and an updated exposure analysis, we decreased our initial expected loss ratio of our non-U.S. catastrophe excess-of-loss (non-major events) class resulting in $0.6 million of the net favorable development.  Net favorable development in major catastrophes related primarily to events occurring in 2005 and 2007, with the most significant net favorable development related to Hurricanes Ivan and Katrina, Winterstorm Kyrill and the 2007 summer floods in the UK.  Net favorable development in the crop class related primarily to the 2007 underwriting year.  Net favorable development in the marine, aviation and satellite class related primarily to an increase in reinstatement premiums resulting from adverse loss experience of several years.  The net favorable development was partially offset by net unfavorable development in the 2006 and 2007 underwriting years of $0.8 million related to changes in the loss development pattern and initial expected loss ratio assumptions.  Net favorable development in the property proportional class related primarily to the 2002 through 2007 underwriting years, with a change to the loss development patterns resulting in approximately $1.8 million of net favorable development.

Net acquisition expenses and related net acquisition expense ratios were $67.0 million and 12.7% for the year ended December 31, 2009 and $90.8 million and 15.2% for the year ended December 31, 2008.  The decrease in net acquisition expenses in 2009 as compared with 2008 was primarily due to a decrease in net premiums earned.  The decrease in the acquisition expense ratio was due to a decrease in commissions related to prior years’ losses of $6.1 million, which, with related premium adjustments, represented 1.3% of net earned premiums in 2009 as compared with an increase in commissions related to prior years’ losses of $5.1 million in 2008 which, with related premium adjustments, represented 0.6% of net premiums earned.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Other underwriting expenses were $37.3 million and $38.5 million for the years ended December 31, 2009 and 2008, respectively.  The decrease in 2009 as compared with 2008 was due to $4.3 million of one-time fees and expenses incurred in 2008 when we entered into a derivative contract with Topiary Capital Limited (“Topiary”) that provides us with annual second event catastrophe loss protection, see “Financial Condition - Liquidity” below for additional discussion of Topiary, partially offset by an increase in performance-based compensation accruals in 2009.

 Casualty

The Casualty operating segment generated 39.7% and 41.5% of our net premiums written for the years ended December 31, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the years ended December 31, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Net premiums written	$356,488	430,084	$(73,596)

Net premiums earned	388,901	503,300	(114,399)
Net losses and LAE	226,511	337,051	(110,540)
Net acquisition expenses	88,841	125,934	(37,093)
Other underwriting expenses	25,644	23,982	1,662
Casualty segment net underwriting income	$47,905	16,333	$31,572

Ratios:
Net loss and LAE	58.2%	67.0%	(8.8) points
Net acquisition expense	22.8%	25.0%	(2.2) points
Other underwriting expense	6.6%	4.8%	1.8 points
Combined	87.6%	96.8%	(9.2) points

Net underwriting income increased by $31.6 million in the year ended December 31, 2009 as compared with the year ended December 31, 2008, which was primarily the result of improved loss experience relating to the RVI Contract.  In 2008, we recorded net underwriting losses on the RVI Contract of $28.1 million, which exhausted the aggregate loss limit on the contract.  In 2009, we decreased net underwriting losses related to the RVI Contract by $12.6 million as a result of the improved loss experience.  Partially offsetting the difference in net underwriting losses related to the RVI Contract in 2009 as compared with 2008 were net underwriting losses in 2009 of $9.2 million on an accident and health contract and incurred losses of $8.9 million on an international casualty contract related to liability arising from Australian wildfires.

Net premiums written decreased by $73.6 million in the year ended December 31, 2009 as compared with the year ended December 31, 2008.  The decrease was primarily due to decreases in business underwritten in 2008 and 2009 across most casualty classes and was the result of fewer opportunities that met our underwriting standards in 2009 than in 2008.  The decrease in net premiums earned was the result of the decrease in net premiums written in current and prior years.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE decreased by $110.5 million in the year ended December 31, 2009 as compared with the year ended December 31, 2008, which was primarily due to a decrease in net premiums earned and the effects of the contracts discussed above.  Net favorable loss development was $73.6 million and $73.2 million in 2009 and 2008, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 19.0 points and 14.7 points in the years ended December 31, 2009 and 2008, respectively.  Net favorable loss development was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$19,039	(705)	–	$18,334
North American clash	1,882	46	368	2,296
North American excess-of-loss occurrence	15,613	(261)	84	15,436
North American umbrella	26,349	4,684	–	31,033
Accident and health	(4,714)	678	–	(4,036)
Financial lines	9,586	(157)	(577)	8,852
International casualty	6,238	(258)	192	6,172
Other	(404)	414	–	10
Total	$73,589	4,441	67	$78,097

Net favorable development in the North American claims made class related primarily to the 2003 and 2005 underwriting years.  Changes in loss development patterns and initial expected loss ratios contributed approximately $2.8 million to this net favorable development.  The net favorable development was partially offset by net unfavorable development in the 2007 underwriting year arising from claims related to the utilities sector.  Net favorable development in the North American clash class related primarily to a specific loss resulting from an explosion in 2005.  Net favorable development in the North American excess-of-loss occurrence class related primarily to the 2003, 2005 and 2007 underwriting years partially offset by net unfavorable development in the 2002 and 2008 underwriting years.  The net favorable development in the 2003 and 2007 underwriting years resulted from improved loss experience in the current year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  Changes in loss development patterns and initial expected loss ratios contributed approximately $1.2 million to the net favorable development.  Net favorable development in the North American umbrella class related primarily to the 2003 through 2005 underwriting years and included $0.6 million related to changes in the initial expected loss ratio for the 2008 underwriting year.  The net unfavorable development in the accident and health class related primarily to the 2007 and 2008 underwriting years and was partially offset by net favorable development in the 2004 and 2005 underwriting years.  In the financial lines class, net favorable development related primarily to the 2004 through 2007 underwriting years partially offset by net unfavorable development in the 2008 underwriting year.  Net favorable development in the international casualty class related primarily to the 2006 and prior underwriting years, partially offset by net unfavorable development in the 2007 and 2008 underwriting years.

The following table sets forth the net favorable (unfavorable) development in the year ended December 31, 2008 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American excess-of-loss claims made	$47,014	(5,505)	–	$41,509
North American umbrella	7,290	(20)	–	7,270
Financial lines	10,734	230	572	11,536
International casualty	8,521	487	126	9,134
Other	(317)	38	419	140
Total	$73,242	(4,770)	1,117	$69,589

Net favorable development in the North American excess-of-loss claims made class related primarily to the 2003 through 2006 underwriting years.  During the year an analysis of our medical malpractice business resulted in changes to the loss development pattern and initial expected loss ratios for the 2004 and later underwriting years which resulted in $9.2 million of the net favorable development.  The 2007 underwriting year experienced net unfavorable development due to exposure to claims relating to the financial crisis.  Net favorable development in the North American umbrella class related primarily to the 2004 and 2005 underwriting years.  Net favorable development in the financial lines class related primarily to the 2004 through 2007 underwriting years’ credit and surety excess-of-loss classes.  Net favorable development in the international casualty class related primarily to the 2002 through 2004 underwriting years’ motor excess of loss and claims made classes partially offset by net unfavorable development in the 2006 underwriting year.

Net acquisition expenses and related net acquisition expense ratios were $88.8 million and 22.8% for the year ended December 31, 2009 and $125.9 million and 25.0%, for the year ended December 31, 2008.  The decrease in net acquisition expenses in 2009 as compared with 2008 was due to the decrease in net premiums earned.  The decrease in the acquisition expense ratio was due to a decrease in commissions related to prior years’ losses of $4.4 million, which, with related premium adjustments, represented 1.2% of net earned premiums in 2009 as compared with an increase of $4.8 million in commissions which, with related premium adjustments, represented 0.3% of net premiums earned in 2008.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Other underwriting expenses were $25.6 million and $24.0 million for the years ended December 31, 2009 and 2008, respectively.  The increase in other underwriting expenses in 2009 as compared with 2008 was primarily due to an increase in performance-based compensation accruals.

 Finite Risk

The Finite Risk segment generated 2.7% and 1.4% of our net premiums written for the years ended December 31, 2009 and 2008, respectively.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the years ended December 31, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Net premiums written	$24,335	14,394	$9,941

Net premiums earned	19,947	12,386	7,561
Net losses and LAE	1,185	(16,018)
Net acquisition expenses	20,586	25,965
Net losses, LAE and acquisition expenses	21,771	9,947	11,824
Other underwriting expenses	1,412	1,270	142
Finite Risk segment net underwriting income (loss)	$(3,236)	1,169	$(4,405)

Ratios:
Net loss and LAE	5.9%	(129.3%)
Net acquisition expense	103.2%	209.6%
Net loss, LAE and acquisition expense ratios	109.1%	80.3%	28.8 points
Other underwriting expense	7.1%	10.3%	(3.2) points
Combined	116.2%	90.6%	25.6 points

During the years ended December 31, 2009 and 2008, the Finite Risk portfolio consisted of one finite risk contract in force and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand expected for finite risk products.  Due to the decline in the premium volume in recent years, current year ratios may be significantly impacted by relatively insignificant adjustments of prior years’ business.  The increases in net premiums written and net premiums earned in 2009 as compared with 2008 were attributable to an increase in our share of one contract.

Net losses, LAE and acquisition expenses increased by $11.8 million in the year ended December 31, 2009 as compared with the year ended December 31, 2008 which was primarily due to the increase in net premiums earned and the difference in net favorable development in 2009 as compared with 2008.  Net unfavorable development was $2.3 million in 2009 as compared with net favorable development of $0.4 million in 2008.  Net unfavorable development in 2009 resulted from commission adjustments that were affected by interest income on funds held by the ceding companies in the year.  Interest income on funds held that affected commissions was $2.2 million and $1.5 million in 2009 and 2008, respectively.  The net unfavorable development increased the net loss and LAE and acquisition expense ratio by 11.3 points in 2009 and the net favorable development decreased the net loss and LAE and acquisition expense ratio by 3.4 points in 2008.  The net loss, LAE and acquisition expense ratio was also favorably impacted as a result of premiums recognized in 2008 for which there were no related losses.

Other underwriting expenses were $1.4 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively.  The increase in other underwriting expenses in 2009 as compared with 2008 was due to an increase in performance-based compensation accruals.

 Non-Underwriting Results

Net investment income was $163.9 million and $186.6 million for the years ended December 31, 2009 and 2008, respectively.  Net investment income decreased in 2009 as compared with 2008 primarily due to a decrease in yields on invested assets and cash and cash equivalents.  Net investment income decreased by $4.2 million and $1.3 million in 2009 and 2008, respectively, for adjustments related to our U.S. Treasury Inflation-Protected Securities (“TIPS”), reflecting changes in the consumer price index.

Net realized gains on investments were $78.6 million and $57.3 million for the years ended December 31, 2009 and 2008, respectively.  The following table sets forth the components of our net realized gains and losses on investments for the years ended December 31, 2009 and 2008 ($ in thousands):

	2009	2008	Net change

Net gains on the sale of investments	$80,924	47,573	$33,351
Net gains (losses) from mark-to-market adjustments on trading securities	(2,294)	9,681	(11,975)
Net realized gains on investments	$78,630	57,254	$21,376

Sales of investments for the year ended December 31, 2009 resulted in realized net gains of $82.2 million primarily from TIPS, U.S. Government agency securities, corporate bonds, residential mortgage-backed securities (“RMBS”), asset-backed securities, and non-U.S. government securities and realized net losses of $1.0 million from commercial mortgage-backed securities (“CMBS”).  The U.S. Government agency securities that we sold consisted of securities issued by financial institutions under the Temporary Liquidity Guarantee Program and that are guaranteed by the Federal Deposit Insurance Corporation.  The net losses from mark-to-market adjustments on trading securities in 2009 were comprised of net losses of $2.1 million related to non-U.S. dollar denominated securities and $1.2 million related to TIPS, which were partially offset by net gains of $1.0 million related to insurance-linked securities.  Sales of investments for the year ended December 31, 2008 resulted in realized net gains of $52.0 million primarily from TIPS, U.S. Government securities, U.S. Government agencies, and RMBS and realized net losses of $4.2 million from corporate bonds.  The net gains from mark-to-market adjustments on trading securities in 2008 were comprised of $8.4 million related to non-U.S. dollar denominated securities and $1.2 million of changes in the fair value of TIPS.

Net impairment losses on investments were $17.6 million and $30.7 million for the years ended December 31, 2009 and 2008, respectively.  The net impairment losses in 2009 reflect the portion of other-than-temporary impairments attributed to the credit losses for the impaired securities in accordance with FASB Accounting Standards Codification 320, “Investments – Debt and Equity Securities” (“ASC 320”), which we adopted as of the interim period ending March 31, 2009.  The net impairment losses in 2008 reflect the entire difference between the amortized cost basis and fair value of the impaired securities at the balance sheet date.  The net impairment losses in 2009 included $8.4 million related to non-agency RMBS, $5.3 million related to sub-prime asset-backed securities, $2.8 million related to CMBS, and $1.2 million related to perpetual preferred stocks.  The net impairment losses in 2008 included $10.9 million related to non-agency residential mortgage-backed securities, $7.6 million related to corporate bonds, $6.5 million related to Alt-A residential mortgage-backed securities and sub-prime asset-backed securities, and $5.6 million related to perpetual preferred stocks.

The net changes in the fair value of derivatives were $9.7 million and $14.1 million for the years ended December 31, 2009 and 2008, respectively.  The decrease in expense in 2009 as compared with 2008 was due to the expiration of three derivative contracts that were in effect in 2008.  In 2008, in addition to the derivative contract with Topiary, we had an additional contract that provided second event catastrophe protection along with two derivative contracts that were options to purchase industry loss warranty retrocessional protection.  See “Financial Condition - Liquidity” below for additional discussion of Topiary.

Operating expenses were $94.7 million and $88.2 million for the years ended December 31, 2009 and 2008, respectively.  Operating expenses include $64.4 million and $63.7 million for 2009 and 2008, respectively, relating to other underwriting expenses.  The remaining $30.3 million and $24.5 million in 2009 and 2008, respectively, related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The increase in operating expenses was primarily attributable to an increase in performance-based compensation accruals in 2009, partially offset by a decrease of $4.3 million in expenses related to entering into the agreement with Topiary in 2008.

Net foreign currency exchange gains for the year ended December 31, 2009 were $0.4 million compared to net foreign currency exchange losses of $6.8 million for the year ended December 31, 2008.  We routinely transact business in currencies other than the U.S. dollar.  The net foreign currency exchange losses in 2008 were the result of holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro and the British pound sterling, as the U.S. dollar strengthened against those currencies.  In 2009 we held non-U.S. dollar denominated assets and liabilities in approximately equivalent amounts.

Interest expense was $19.0 million for each of the years ended December 31, 2009 and 2008 and was related to our $250.0 million of Series B 7.5% Notes due June 1, 2017 (the "Series B Notes").

Income tax expense was $4.3 million and $13.0 million for the years ended December 31, 2009 and 2008, respectively.  The decrease in income tax expense for the year ended December 31, 2009 was primarily due to the decrease in taxable income generated by our subsidiaries that operate in taxable jurisdictions, which resulted in an effective tax rate of 1.1% in 2009 as compared to 5.4% in 2008.  The decrease in taxable income was partially attributable to an increase in in the proportion of assets in Platinum US that was invested in tax-advantaged municipal bonds.  The effective tax rate in any given period is primarily driven by the composition of income before income tax expense from our subsidiaries.  The decrease in the effective tax rate in 2009 as compared with 2008 was the result of a greater portion of income before income tax expense being generated by Platinum Holdings and Platinum Bermuda, which are not subject to corporate income tax.  In 2009, the percentage of income before income tax expense derived from Platinum Holdings and Platinum Bermuda was 94.3% as compared with 84.4% in 2008.

Year Ended December 31, 2008 as Compared with the Year Ended December 31, 2007

Net income and diluted earnings per common share for the years ended December 31, 2008 and 2007 was as follows ($ in thousands, except earnings per share):

	2008	2007	Increase (decrease)

Net income	$226,240	356,978	$(130,738)

Weighted average shares outstanding for diluted earnings per common share	56,855	66,404	(9,549)
Diluted earnings per common share	$3.98	5.38	$(1.40)

Net income decreased by $130.7 million for the year ended December 31, 2008 as compared with 2007.  The decrease was primarily due to a decrease in net underwriting income of $132.9 million and a decrease in net investment income of $27.6 million.  These decreases were offset by an increase in net realized gains on investments of $57.7 million.  Net underwriting income consists of net premiums earned, less net losses and LAE, net acquisition expenses and operating costs related to underwriting operations.

Diluted earnings per common share decreased due primarily to the decrease in net income.  Diluted earnings per common share was also favorably impacted by the decrease in weighted average shares outstanding.  The weighted average shares outstanding decreased as a result of repurchasing 7,763,292 common shares during 2008.

 Underwriting Results

Net underwriting income was $90.1 million and $223.0 million for the years ended December 31, 2008 and 2007, respectively.  The decrease in net underwriting income was primarily due to an increase in net underwriting losses arising from major catastrophes in 2008 as compared with 2007.  Net underwriting losses arising from major catastrophes were $198.0 million and $38.7 million in 2008 and 2007, respectively.  Net premiums earned decreased in 2008 as compared with 2007 primarily due to decreases in net premiums earned across most classes in the Casualty segment, partially offset by an increase in net premiums earned in the Property and Marine segment.  The decrease in net underwriting income was partially offset by an increase in net favorable development.  Net favorable development was $147.6 million and $77.8 million in 2008 and 2007, respectively.

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

 Property and Marine

The Property and Marine operating segment generated 57.1% and 45.1% of our net premiums written in 2008 and 2007, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the years ended December 31, 2008 and 2007 ($ in thousands):

	2008	2007	Increase (decrease)

Gross premiums written	$622,171	527,142	$95,029
Ceded premiums written	29,084	22,132	6,952
Net premiums written	593,087	505,010	88,077

Net premiums earned	599,110	502,291	96,819
Net losses and LAE	397,200	195,398	201,802
Net acquisition expenses	90,816	68,351	22,465
Other underwriting expenses	38,492	42,422	(3,930)
Property and Marine segment net underwriting income	$72,602	196,120	$(123,518)

Ratios:
Net loss and LAE	66.3%	38.9%	27.4 points
Net acquisition expense	15.2%	13.6%	1.6 points
Other underwriting expense	6.4%	8.4%	(2.0) points
Combined	87.9%	60.9%	27.0 points

Net underwriting income decreased by $123.5 million for the year ended December 31, 2008 as compared with December 31, 2007, which was primarily due to an increase in net underwriting losses arising from major catastrophes, partially offset by an increase in net favorable development.  The net underwriting losses in 2008 arising from major catastrophes, including Hurricanes Gustav and Ike and Winterstorm Emma, were $198.0 million as compared with $38.7 million in 2007, which reflects losses from Winterstorm Kyrill and floods in the United Kingdom.

Gross premiums written increased by $95.0 million for the year ended December 31, 2008 as compared with December 31, 2007 primarily due to an increase in North American crop and excess catastrophe business.  Net premiums written and net premiums earned in 2008 also included reinstatement premiums of $31.9 million and $28.3 million, respectively, relating to reinsurance contracts that incurred losses arising from the major catastrophes in 2008.  Net premiums written and net premiums earned in 2007 included reinstatement premiums of $5.9 million for net written and earned premiums.  The increase in ceded premiums written was attributable to the purchase of additional retrocession protection for our North American property catastrophe business.

Net losses and LAE increased by $201.8 million for the year ended December 31, 2008 as compared with December 31, 2007 due to an increase in losses arising from major catastrophes, partially offset by an increase in net favorable loss development.  We had net losses arising from major catastrophes of $224.9 million in 2008 and $44.6 million in 2007.  The net losses arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio in 2008 and 2007 by 36.1 points and 8.5 points, respectively.  Net losses and LAE and the resulting net loss and LAE ratios were also impacted by net favorable loss development of $71.2 million in 2008 as compared with $48.5 million in 2007.  Net favorable loss development in 2008 included $21.2 million related to prior years’ major catastrophes, primarily hurricane losses.  Net favorable loss development and premium adjustments related to prior years’ losses decreased the net loss and LAE ratios in 2008 and 2007 by 13.4 and 9.6 points, respectively.  Exclusive of losses arising from major catastrophes, net favorable loss development and related premiums, the net loss and LAE ratio increased by approximately 3.4 points in 2008 as compared with 2007 primarily due to an increase in crop quota share business that had a higher expected loss ratio in 2008 than in 2007 as well as a higher loss ratio than the remainder of the segment.  The net loss and LAE ratios were also affected by other changes in the mix of business.

The net favorable development was $77.6 million for the year ended December 31, 2008.  See “Results of Operations – Year Ended December 31, 2009 as Compared with the Year Ended December 31, 2008 – Underwriting Results – Property and Marine” above for discussion of net favorable development by class of business for the year ended December 31, 2008.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2007 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property excess-of-loss per risk	$7,421	1,129	–	$8,550
Catastrophe excess-of-loss (non-major events)	12,015	80	–	12,095
Major catastrophes	17,164	–	(178)	16,986
Crop	6,303	(178)	–	6,125
Marine, aviation and satellite	(1,427)	471	–	(956)
Property proportional	7,032	(3,179)	–	3,853
Total	$48,508	(1,677)	(178)	$46,653

Net favorable development in the property excess-of-loss per risk class was primarily related to the North American risk business in the 2004 through 2006 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class was primarily related to the 2005 and 2006 underwriting years.  Net favorable development in major catastrophes was primarily related to Hurricanes Katrina, Rita and Wilma.  Net favorable development in the crop class was primarily related to the 2004 through 2006 underwriting years.  Net unfavorable development in the marine, aviation and satellite class was primarily related to marine business in the 2003 and 2005 underwriting years, partially offset by favorable experience in 2004 underwriting year.  Net favorable development in the property proportional class was primarily related to the 2005 and prior underwriting years.

Net acquisition expenses and related ratios were $90.8 million and 15.2% for the year ended December 31, 2008 and $68.4 million and 13.6% for the year ended December 31, 2007.  The increase in net acquisition expenses in 2008 as compared with 2007 was primarily due to an increase in net premiums earned.  The increase in the net acquisition expense ratio in 2008 as compared with 2007 was due in part to higher commission rates in the crop and marine classes in the 2008 underwriting year as compared with 2007.  Net acquisition expenses and the related net acquisition expense ratio were also affected by commissions related to prior years.  The increase in the acquisition expense ratio was due to an increase in commissions related to prior years were $5.1 million in 2008 which, with related premium adjustments, represented 0.6% of net premiums earned and net decrease of $1.7 million in 2007 which, with related premium adjustments, represented 0.3% of net premiums earned.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Other underwriting expenses were $38.5 million and $42.4 million for the years ended December 31, 2008 and 2007, respectively.  The decrease in 2008 as compared with 2007 was primarily due to a decrease in performance-based compensation accruals in 2008 and the expiration on September 30, 2007 of a five-year Services and Capacity Reservation Agreement with Renaissance Re pursuant to which Renaissance Re provided consulting services to us in connection with our property catastrophe book of business (the “RenRe Agreement”).  In 2007, we incurred fees of $7.8 million pursuant to RenRe Agreement.  Partially offsetting this decrease in 2008 was $4.3 million of fees and expenses related to a derivative contract we entered into with Topiary that provides us with catastrophe loss protection.  See “Financial Condition – Liquidity” for additional discussion of Topiary.

 Casualty

The Casualty operating segment generated 41.5% and 52.2% of our net premiums written for the years ended December 31, 2008 and 2007, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the years ended December 31, 2008 and 2007 ($ in thousands):

	2008	2007	Increase (decrease)

Net premiums written	$430,084	584,605	$(154,521)

Net premiums earned	503,300	637,856	(134,556)
Net losses and LAE	337,051	444,701	(107,650)
Net acquisition expenses	125,934	145,969	(20,035)
Other underwriting expenses	23,982	29,194	(5,212)
Casualty segment net underwriting income	$16,333	17,992	$(1,659)

Ratios:
Net loss and LAE	67.0%	69.7%	(2.7) points
Net acquisition expense	25.0%	22.9%	2.1 points
Other underwriting expense	4.8%	4.6%	0.2 points
Combined	96.8%	97.2%	(0.4) points

Net premiums written decreased by $154.5 million for the year ended December 31, 2008 as compared with December 31, 2007.  The decrease was primarily due to decreases in business underwritten in 2008 and 2007 across most North American casualty classes, with the most significant decreases in the umbrella, occurrence based excess-of-loss and accident and health classes.  The decrease in business written was the result of fewer opportunities that met our underwriting standards.  The decrease in net premiums earned was the result of the decrease in net premiums written in current and prior years.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE decreased by $107.7 million for the year ended December 31, 2008 as compared with December 31, 2007 which was primarily due to a decrease in net premiums earned and an increase in net favorable loss development.  Net favorable loss development was $73.2 million in 2008 and $19.5 million in 2007.  Net favorable loss development in 2008 included $58.4 million from certain long-tailed casualty classes.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 14.7 and 3.1 points in 2008 and 2007, respectively.  Additionally, the net loss and LAE ratio increased by 5.8% in 2008 as compared with 2007 due to $35.8 million of losses in 2008 related to the RVI Contract.  Exclusive of net favorable loss development and the RVI Contract, the net loss and LAE ratio increased in 2008 as compared with 2007 due to higher initial expected loss ratios in certain significant classes reflecting a decline in price adequacy.  The net loss and LAE ratios were also affected by changes in the mix of business.

The net favorable development was $69.6 million for the year ended December 31, 2008.  See “Results of Operations – Year Ended December 31, 2009 as Compared with the Year Ended December 31, 2008 – Underwriting Results – Casualty” above for discussion of net favorable development by class of business for the year ended December 31, 2008.

The following table sets forth the net favorable (unfavorable) development in the year ended December 31, 2007 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$18,327	5,510	–	$23,837
North American clash	(5,025)	319	–	(4,706)
North American excess-of-loss occurrence	(23,009)	(1,079)	–	(24,088)
North American umbrella	11,303	31	–	11,334
Financial lines	8,016	743	–	8,759
International casualty	9,364	(383)	–	8,981
Other	498	(229)	–	269
Total	$19,474	4,912	–	$24,386

Net favorable development in the North American claims made class was primarily related to the 2003 underwriting year.  Net unfavorable development in the North American clash class was primarily related to two large claims in the 2005 underwriting year.  Net unfavorable development in North American excess-of-loss occurrence class was primarily related to construction related exposures in the 2003 through 2005 underwriting years.  Changes to initial expected loss ratios in the construction related exposures amounted to $17.3 million of the net unfavorable development.  Net favorable development in the North American umbrella class was related to changes in initial expected loss ratio on the 2003 through 2005 underwriting years.  Net favorable development in the financial lines class was primarily related to the political risk and surety business in the 2004 and 2005 underwriting years.  Net favorable development in the international casualty class was primarily related to 2002 through 2004 underwriting years.  Changes in loss development patterns and initial expected loss ratios in the motor excess and excess claims made business contributed approximately $2.3 million to net favorable development.

Net acquisition expenses and related ratios were $125.9 million and 25.0% for the year ended December 31, 2008 and $146.0 million and 22.9% for the year ended December 31, 2007.  The decrease in net acquisition expenses in 2008 as compared with 2007 was due to the decrease in net premiums earned.  The increase in the net acquisition expense ratio in 2008 as compared with 2007 was due to differences in commissions relating to prior years and to deteriorating terms and conditions that generally resulted in higher commission and brokerage rates.  Net acquisition expenses in 2008 included an increase in commissions relating to prior years of $4.8 million, representing 0.9% of net premiums earned as compared with a decrease of $4.9 million in 2007, representing 0.8% of net premiums earned.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Other underwriting expenses were $24.0 million and $29.2 million for the years ended December 31, 2008 and 2007, respectively.  The decrease in other underwriting expenses in 2008 as compared with 2007 was primarily due to a decrease in performance-based compensation accruals.

 Finite Risk

The Finite Risk segment generated 1.4% and 2.7% of our net premiums written for the years ended December 31, 2008 and 2007, respectively.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the years ended December 31, 2008 and 2007 ($ in thousands):

	2008	2007	Increase (decrease)

Net premiums written	$14,394	30,192	$(15,798)

Net premiums earned	12,386	32,941	(20,555)
Net losses and LAE	(16,018)	15,388
Net acquisition expenses	25,965	6,010
Net losses, LAE and acquisition expenses	9,947	21,398	(11,451)
Other underwriting expenses	1,270	2,696	(1,426)
Finite Risk segment net underwriting income	$1,169	8,847	$(7,678)

Ratios:
Net loss and LAE	(129.3%)	46.7%
Net acquisition expense	209.6%	18.2%
Net loss, LAE and acquisition expense ratios	80.3%	65.0%	15.3 points
Other underwriting expense	10.3%	8.2%	2.1 points
Combined	90.6%	73.2%	17.4 points

The Finite Risk portfolio consists of one finite risk contract in force for 2008 and two contracts in force for 2007 and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand expected for finite risk products.  The decreases in net premiums written and net premiums earned in 2008 as compared with 2007 reflect the continuing reduction in the demand for finite business.

Net losses, LAE and acquisition expenses decreased by $11.5 million for the year ended December 31, 2008 as compared with December 31, 2007 which was primarily due to the decrease in net premiums earned.  The increase in the net loss, LAE and acquisition expense ratio was primarily due to the decrease in net favorable development in 2008 as compared with 2007.  Net favorable development was $0.4 million and $6.7 million in 2008 and 2007, respectively.  Net favorable development and related premium adjustments decreased the net loss and LAE ratios in 2008 and 2007 by 3.4 points and 20.5 points, respectively.  Net favorable development in 2008 included $20.2 million in negative losses and LAE, which was substantially offset by increased acquisition expenses relating to prior years.  Net favorable development in 2007 was primarily related to surety and accident and health business in the 2004 and 2005 underwriting years.  Exclusive of net favorable development, the decrease in the net loss, LAE and acquisition expense ratio was the result of the expiration of a contract that experienced greater than expected loss activity in 2007 and premium adjustments relating to prior years for which there were no related losses.

Other underwriting expenses were $1.3 million and $2.7 million for the years ended December 31, 2008 and 2007, respectively.  The decrease in other underwriting expenses in 2008 as compared with 2007 was due to a decline in underwriting activity in the segment and a lower percentage of underwriting expenses allocated to the segment.

 Non-Underwriting Results

Net investment income was $186.6 million and $214.2 million for the years ended December 31, 2008 and 2007, respectively.  Net investment income decreased in 2008 as compared with 2007 primarily due to a decrease in yields on invested assets and cash and cash equivalents.  Net investment income included interest earned on funds held of $3.5 million and $5.3 million in 2008 and 2007, respectively.

Net realized gains on investments were $57.3 milllion for the year ended December 31, 2008 and net realized losses on investments were $0.4 million for the year ended December 31, 2007.  The following table sets forth the components of our net realized gains and losses on investments for the years ended December 31, 2008 and 2007 ($ in thousands):

	2008	2007	Net change

Net gains (losses) on the sale of investments	$47,573	(1,806)	$49,379
Net gains from mark-to-market adjustments on trading securities	9,681	1,393	8,288
Net realized gains (losses) on investments	$57,254	(413)	$57,667

Sales of investments for the year ended December 31, 2008 resulted in realized net gains of $52.0 million primarily from TIPS, U.S. Government securities, U.S. Government agencies, and RMBS, and realized net losses of $4.2 million for corporate bonds.  The net gains from mark-to-market adjustments on trading securities in 2008 were comprised of $8.5 million related to non-U.S. dollar denominated securities and $1.2 million related to TIPS.  The non-U.S. dollar denominated securities in our trading portfolio included primarily European government and U.K. government bonds where yields decreased resulting in an increase in fair value.

Net impairment losses on investments were $30.7 million and $0.8 million for the years ended December 31, 2008 and 2007, respectively.  The net impairment losses in 2008 included $10.9 million related to non-agency residential mortgage-backed securities, $7.6 million related to corporate bonds, $6.5 million related to Alt-A residential mortgage-backed securities and sub-prime asset-backed securities, and $5.6 million related to perpetual preferred stocks.  The net impairment losses of $0.8 million in 2007 related to corporate bonds.

The net changes in the fair value of derivatives were $14.1 million and $5.0 million for the years ended December 31, 2008 and 2007, respectively.  The net changes in fair value of derivatives in 2008 were due to four derivative contracts in place during 2008 compared with two derivative contracts during 2007.

Operating expenses were $88.2 million and $103.6 million for the years ended December 31, 2008 and 2007, respectively.  Operating expenses include $63.7 million and $74.3 million for 2008 and 2007, respectively, relating to other underwriting expenses.  The remaining $24.5 million and $29.3 million in 2008 and 2007, respectively, related to costs such as compensation and other corporate expenses associated with operating as a publicly traded company.  The decrease in 2008 as compared with 2007 was due, in part, to the RenRe Agreement, under which we incurred fees of $7.8 million in 2007.  Additionally, performance-based compensation decreased in 2008 by $8.5 million as compared with 2007.  Offsetting these decreases in 2008 were one-time fees and expenses of $4.3 million related to the derivative agreement with Topiary.

Net foreign currency exchange losses for the year ended December 31, 2008 were $6.8 million compared to net foreign currency exchange gains of $2.8 million for the year ended December 31, 2007.  The net foreign currency exchange losses in 2008 were the result of holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro and the British pound sterling, as the U.S. dollar strengthened against those currencies.

Interest expense was $19.0 million and $21.5 million for the years ended December 31, 2008 and 2007, respectively, and was primarily related to our $250.0 million of Series B Notes.  The decrease in interest expense was the result of a reduction in our debt obligations outstanding in 2008 as compared with 2007.  Interest expense for 2007 also included interest related to $42.8 million of Series B 6.371% Senior Guaranteed Notes due November 16, 2007, which were repaid when they came due in November 2007.

Income tax expense was $13.0 million and $23.8 million for the years ended December 31, 2008 and 2007, respectively.  The decrease in taxable income in 2008 as compared with 2007 was due to the decrease in taxable income generated by our subsidiaries that operate in taxable jurisdictions, which resulted in an effective tax rate of 5.4% in 2008 as compared with 6.3% in 2007.  The decrease in the effective tax rate was the result of a greater portion of income, in 2008 as compared with 2007, being generated by Platinum Holdings and Platinum Bermuda, which are not subject to corporate income tax.  In 2008, the percentage of income before income tax expense derived from Platinum Holdings and Platinum Bermuda was 84.4% as compared with 79.8% in 2007.

Financial Condition

Liquidity

 Liquidity Requirements

Our principal cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, taxes and dividends to our common shareholders, the servicing of debt, and the purchase of retrocessional contracts.  We expect that our liquidity needs for the next twelve months will be met by our cash and cash equivalents, short-term investments, cash flows from operations, investment income and proceeds from the sale, redemption or maturity of our investments.

Platinum Holdings is a holding company, the assets of which consist primarily of shares of its subsidiaries.  Platinum Holdings depends primarily on its available cash resources and liquid investments, and dividends, interest and other distributions from its subsidiaries, to meet its obligations.  Such obligations may include operating expenses, debt service obligations, dividends on its common shares and repurchases of common shares or other securities.  Applicable laws and statutory requirements of the jurisdictions in which our regulated reinsurance subsidiaries operate, including Bermuda and the United States, limit the payment of dividends and other distributions from these subsidiaries.  Based on the regulatory restrictions of the applicable jurisdictions, we estimate the maximum amount available for payment of dividends or other distributions by our reinsurance subsidiaries without prior regulatory approval in 2010 to be $431.0 million.  The ability of our reinsurance subsidiaries to pay dividends is also constrained by our dependence on the financial strength ratings by A.M. Best and S&P of our reinsurance subsidiaries, which depend to a large extent on the capitalization levels of the reinsurance subsidiaries.  We believe that Platinum Holdings has sufficient cash resources and its subsidiaries have available dividend capacity to service our current outstanding obligations.  Platinum Holdings received dividends from its subsidiaries of $255.0 million during the year ended December 31, 2009.

Platinum Holdings has unconditionally guaranteed the outstanding $250.0 million aggregate principal amount of the Series B Notes due June 1, 2017, issued by Platinum Finance.  Platinum Finance pays interest at a rate of 7.5% per annum on the Series B Notes on each June 1 and December 1.

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

Platinum Bermuda and Platinum US have reinsurance and other contracts that also require them to provide collateral to ceding companies should certain events occur, such as a decline in our rating by A.M. Best below specified levels or a decline in statutory equity below specified amounts, or when certain levels of ceded liabilities are attained.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.  As of December 31, 2009 and 2008, we held investments with a carrying value of $275.5 million and $155.4 million, respectively, and cash and cash equivalents of $26.8 million and $224.8 million, respectively, in trust to collateralize obligations under our reinsurance contracts.  As of December 31, 2009 and 2008, we held investments with a carrying value of $206.5 million and $140.3 million, respectively, and cash and cash equivalents of $17.0 million and $83.4 million, respectively, to collateralize letters of credit issued under our credit facility.  The letters of credit were issued primarily to collateralize obligations under various reinsurance contracts.

In August 2008, we entered into a derivative agreement with Topiary that provides us with the ability to recover up to $200.0 million should two catastrophic events involving U.S. wind, U.S. earthquake, European wind or Japanese earthquake occur that meet specified loss criteria during any of three annual periods commencing August 1, 2008.  Both the initial activation event and the qualifying second event must occur in the same annual period.  The maximum amount that we can recover over the three-year period is $200.0 million.  Any recovery we make under this contract is based on insured property industry loss estimates for U.S. perils and European wind and a parametric index for Japanese earthquake events.  Recovery is based on both a physical and financial variable and is not based on actual losses we may incur.  Consequently, the transaction is accounted for as a derivative and the derivative is carried at the estimated net fair value.

Under the terms of the agreement, we pay to Topiary approximately $9.7 million during each of the three annual periods.  The net derivative liability of $4.7 million was included in other liabilities on our consolidated balance sheet.  The net change in fair value of $9.7 million was included in the change in fair value of derivatives in our consolidated statement of operations.

Topiary’s limit of loss is collateralized with high quality investment grade securities in a secured collateral account.  The performance of the securities in the collateral account is guaranteed under a total swap agreement with Goldman Sachs International whose obligations under the swap agreement are guaranteed by Goldman Sachs Group, Inc.

 Sources of Liquidity

Our sources of funds consist primarily of cash from operations, proceeds from sales, redemption and maturity of investments, issuance of securities and cash and cash equivalents held by us.  Net cash flows provided by operations excluding trading security activities for the year ended December 31, 2009 were $269.0 million as compared with $276.0 million for the year ended December 31, 2008.  In addition, we have a $400.0 million credit facility with a syndicate of lenders that consists of a $150.0 million senior unsecured credit facility available for revolving borrowings and letters of credit and a $250.0 million senior secured credit facility available for letters of credit.  As of December 31, 2009, $150.0 million was available for borrowing and letters of credit on an unsecured basis and $105.9 million was available for letters of credit on a secured basis under the credit facility.  As of December 31, 2008, $150.0 million was available for borrowing on letters of credit on an unsecured basis and $68.7 million was available for letters of credit on a secured basis under the credit facility.

On a consolidated basis, our aggregate cash and invested assets totaled $4.4 billion and $4.3 billion at December 31, 2009 and 2008, respectively.  Additionally, we had net balances due from brokers related to the sale of securities of $123.3 million and $20.3 million at December 31, 2009 and December 31, 2008, respectively, which are included in other assets and other liabilities.  Our investment portfolio consists primarily of diversified, high quality, predominantly publicly-traded fixed maturity securities.  The investment portfolio, excluding cash and cash equivalents and short term investments, had a duration of 4.3 years and 3.2 years as of December 31, 2009 and 2008, respectively.

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

As of December 31, 2009, the fair value of our available-for-sale securities was $3.5 billion with a net unrealized loss of $74.0 million.  The following table sets forth the fair values, net unrealized gains and losses and average credit quality of our fixed maturity securities as of December 31, 2009 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Average Credit Quality

Available-for-sale securities:
U.S. Government	$608,697	$(5,527)	Aaa
U.S. Government agencies	101,082	1,082	Aaa
Corporate:
Industrial	286,580	11,560	A3
Finance	42,947	(1,280)	A3
Utilities	50,343	1,377	A3
Insurance	52,301	1,877	A3
Preferreds with maturity date	27,760	(3,913)	Baa1
Hybrid trust preferreds	17,055	(275)	A1
Mortgage-backed and asset-backed securities:
Commercial mortgage-backed securities	215,020	(28,156)	Aa1
U.S. Government agency residential mortgage-backed securities	613,182	339	Aaa
Non-agency residential mortgage-backed securities	93,744	(44,962)	A3
Alt-A residential mortgage-backed securities	7,777	(8,012)	B1
Asset-backed securities	50,024	1,024	Aaa
Sub-prime asset-backed securities	9,675	(25,721)	Ba3
Municipal bonds	759,501	14,824	Aa3
Non-U.S. governments	578,364	9,734	Aaa
Total fixed maturity available-for-sale securities	3,514,052	(76,029)	Aa2
Preferred stocks	3,897	2,018	B3
Total available-for-sale securities	3,517,949	(74,011)	Aa2

Trading securities:
U.S. Government agencies	16,423	n/a	Aaa
Insurance-linked securities	25,682	n/a	Ba3
Non-U.S. dollar denominated corporate bonds	77	n/a	Baa2
Non-U.S. dollar denominated, non-U.S. governments	100,384	n/a	Aa1
Total trading securities	142,566		Aa3

Total	$3,660,515	$(74,011)	Aa2

The net unrealized loss position of our portfolio of CMBS was $28.2 million as of December 31, 2009 as compared with $105.5 million as of December 31, 2008.  This decrease in unrealized loss was primarily attributable to a narrowing of interest rate spreads during 2009.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the current level of subordination, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings, strong subordination and low loan-to-value ratios.

The net unrealized loss position of our portfolio of RMBS was $52.6 million as of December 31, 2009 as compared with $51.7 million as of December 31, 2008.  Approximately 86% of the RMBS in our investment portfolio are issued or guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation and are referred to as U.S. Government agency RMBS.  The remaining 14% of our RMBS were issued by non-agency institutions and include securities with underlying Alt-A mortgages.  The net unrealized loss position of our portfolio of sub-prime asset-backed securities was $25.7 million as of December 31, 2009 as compared with $25.9 million as of December 31, 2008.  We analyze our RMBS and sub-prime asset-backed securities on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the current level of subordination, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

Overall, we believe that the gross unrealized loss in our available-for-sale portfolio represents temporary declines in fair value and is not necessarily predictive of ultimate performance.  We also believe that the provisions we have made for other-than-temporary impairments are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses recorded in future periods.

 Fair Values

Our derivative instruments, which are included in other liabilities in the consolidated balance sheets, are priced at fair value, primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models.  Our debt obligations are priced at fair value from independent sources for those or similar securities.

The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2009 ($ in thousands):

	Carrying Amount	Fair Value

Financial assets:
Fixed maturity securities	$3,656,618	$3,656,618
Preferred stocks	3,897	3,897
Short-term investments	26,350	26,350

Financial liabilities:
Debt obligations	$250,000	$245,000
Derivative instruments	4,677	4,677

Capital Resources

At December 31, 2009, our capital resources of $2.3 billion consisted of common shareholders’ equity of $2.1 billion and $250.0 million of the Series B Notes.  At December 31, 2008, our capital resources of $2.1 billion consisted of common shareholders’ equity of $1.6 billion, $250.0 million of the Series B Notes, and $167.5 million of preferred share equity.  The increase in capital during year ended December 31, 2009 was primarily attributable to net income from operations and an increase in the fair value of our investment portfolio, offset by share repurchase activity.  On February 17, 2009, our 5,750,000 outstanding 6% Series A Mandatory Convertible Preferred Shares converted into 5,750,000 common shares at a ratio of one-to-one, based on the volume-weighted average price of $29.90 of our common shares from January 14, 2009 through February 11, 2009.

We monitor our capital adequacy on a regular basis and seek to adjust our capital according to the needs of our business.  In particular, we require capital sufficient to meet or exceed: (1) the capital adequacy ratios established by rating agencies for maintenance of appropriate financial strength ratings, (2) the surplus requirements established by our ceding companies, and (3) the capital adequacy tests performed by regulatory authorities.  We actively manage our capital and may seek to raise additional capital or return capital to our shareholders through common share repurchases and cash dividends (or a combination of such methods).  We may also seek to manage our capital through repurchases of our outstanding debt in open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors.

To the extent that our existing capital is insufficient to fund our future operating requirements or maintain our financial strength or debt ratings, we may need to raise additional capital through financings, which may be in the form of debt securities, preferred shares, common equity, bank credit facilities providing loans and/or letters of credit, or any combination of these sources.  Any equity or debt financing, if available at all, may be on terms that are unfavorable to us.  In the case of equity financings, dilution to our shareholders could result, and such securities may have rights, preferences and privileges that are senior to those of our outstanding securities.  If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected, which could include, among other things, the following possible outcomes: (1) potential downgrades in the financial strength ratings assigned by ratings agencies to our reinsurance subsidiaries, which could place those reinsurance subsidiaries at a competitive disadvantage compared to higher-rated competitors, (2) reductions in the amount of business that our reinsurance subsidiaries are able to write in order to meet capital adequacy-based tests enforced by regulatory authorities, and (3) increases in the cost of bank credit and letters of credit.  We can provide no assurance that, if needed, we would be able to obtain additional funds through financing on satisfactory terms or at all.

In accordance with the share repurchase program authorized by our board of directors, we purchased 7,852,498 of our common shares in the open market at an aggregate amount of $252.3 million at a weighted average cost including commissions of $32.13 per share during the year ended December 31, 2009.  Our board of directors has authorized the repurchase of up to $250.0 million of our common shares through the share repurchase program.  Since the program was established in 2004, our board has monitored the level of share repurchase activity and periodically restored the repurchase authority under the program to $250.0 million, most recently on February 22, 2010.  Our board of directors has also authorized the repurchase of up to $250.0 million of our outstanding Series B Notes issued by Platinum Finance in open market purchases, privately negotiated transactions or otherwise.  We did not repurchase any Series B Notes.  The timing and amount of the repurchase transactions under these programs depends on a variety of factors, including market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.

We do not have any material commitments for capital expenditures as of December 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of SEC rules, which are not accounted for or disclosed in the consolidated financial statements as of December 31, 2009.

Contractual Obligations

Our contractual obligations as of December 31, 2009 by estimated maturity are presented below ($ in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 Years	More than 5 years

Series B Notes due June 1, 2017 (1)	$250,000	–	–	–	$250,000
Scheduled interest payments	140,625	18,750	37,500	37,500	46,875
Subtotal – Debt Obligations	390,625	18,750	37,500	37,500	296,875
Operating Leases (2)	8,878	2,818	4,609	1,451	–

Gross unpaid losses and LAE (3)	$2,349,336	672,334	683,992	390,260	$602,750

(1)	See Note 7 of the Notes to the Consolidated Financial Statements.
(2)	See Note 14 of the Notes to the Consolidated Financial Statements.
(3)
There are generally no notional or stated amounts related to unpaid losses and LAE.  Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain.  The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above.  Further, the gross unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2009.  There are reinsurance contracts that have terms extending into 2010 under which additional obligations will be incurred.

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

The following table shows the aggregate hypothetical impact on the fair value of our fixed maturity securities portfolio as of December 31, 2009, resulting from an immediate parallel shift in the treasury yield curve ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp	+ 100bp

Total market value	$3,807,027	3,734,812	3,656,618	3,576,524	$3,496,696
Percent change in market value	4.1%	2.1%	–	(2.2%)	(4.4%)
Resulting unrealized appreciation (depreciation)	$80,520	8,305	(69,889)	(149,983)	$(229,811)

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

Reinsurance Premiums Receivable

Reinsurance premiums receivable from ceding companies are subject to credit risk.  To mitigate credit risk related to reinsurance premiums receivable, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing us to settle claims net of any such reinsurance premiums receivable.  We also have reinsurance recoverable amounts from our retrocessionaires.  To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them.  Retrocessional coverage is obtained from companies with a financial strength rating of “A-“ or better by A.M. Best or from retrocessionaires whose obligations are fully collateralized for exposures where losses become known and are paid in a relatively short period of time.  The financial performance and rating status of all material retrocessionnaires are routinely monitored.

Reinsurance Brokers

In accordance with industry practice, we frequently pay amounts in respect of claims under contracts to reinsurance brokers for payment over to the ceding companies.  In the event that a broker fails to make such a payment, depending on the jurisdiction, we may remain liable to the ceding company for the payment.  Conversely, in certain jurisdictions, when ceding companies remit premiums to reinsurance brokers, such premiums are deemed to have been paid to us and the ceding company is no longer liable to us for those amounts whether or not we actually receive the funds.  Consequently, we assume a degree of credit risk associated with our brokers during the premium and loss settlement process.  To mitigate credit risk related to reinsurance brokers, we have established guidelines for brokers.

Liquidity Risk

When financial markets experience a reduction in liquidity, our ability to conduct orderly investment transactions may be limited and may result in declines in fair values of the securities in our investment portfolio.  In addition, if we require significant amounts of cash on short notice in excess of normal cash requirements (which could include claims on a major catastrophic event) in a period of market illiquidity, we may have difficulty selling our investments in a timely manner and may have to dispose of our investments for less than what may otherwise have been possible under other conditions.

Foreign Currency Exchange Rate Risk

We operate on a worldwide basis and routinely transact business in various currencies other than the U.S. dollar, our financial reporting currency.  Consequently, our principal exposure to foreign currency exchange rate risk is the transaction of business in foreign currencies.  Changes in foreign currency exchange rates can impact revenues, costs, receivables and liabilities, as measured in the U.S. dollar.  We manage our exposure to large foreign currency risks by holding invested assets denominated in non-U.S. dollar currencies in amounts that generally offset liabilities denominated in the same non-U.S. dollar currencies, thereby reducing our net exposure to foreign exchange volatility.  We may, from time to time, hold more or less non-U.S. dollar denominated assets than non-U.S. dollar liabilities.  As of December 31, 2009 and 2008, 3.9% and 3.7%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar.  Of our business written in the years ended December 31, 2009 and 2008, approximately 13.2% and 13.5%, respectively, of premiums were written in currencies other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, together with the reports thereon by KPMG, our independent registered public accounting firm for the year ended December 31, 2009 and KPMG LLP, our independent registered public accounting firm for the years ended December 31, 2008 and 2007, are set forth on pages F-1 through F-35 hereto.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the integrated framework published in September 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that provide reasonable assurance that transactions are recorded as necessary and that expenditures are being made only with proper authorization.  KPMG, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting, which appears below.

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

Changes in Internal Control over Financial Reporting

No changes occurred during the quarter ended December 31, 2009 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying December 31, 2009 annual report on Form 10-K.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Platinum Underwriters Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2009 and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hamilton, Bermuda
February 24, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information included under the headings “Proposal 1 – Election of Directors – Information Concerning Nominees,” “Corporate Governance – Standing Committees of the Board of Directors – Governance Committee-Director Nomination Process,” “Information Concerning Executive Officers,” “Corporate Governance – Standing Committees of the Board of Directors – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual General Meeting of Shareholders (our “Proxy Statement”).  We intend to file the Proxy Statement prior to April 30, 2010.

Code of Ethics

We have adopted a written Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act.  Our Code of Ethics applies to all of our directors and employees including, without limitation, our principal executive officer, our principal financial officer, our principal accounting officer and all of our employees performing financial or accounting functions.  A copy of our Code of Ethics is posted on our website at www.platinumre.com and may be found under the “Investor Relations” section by clicking on “Corporate Governance.”  In the event that we make any amendment to, or grant any waiver from, a provision of our Code of Ethics that requires disclosure under Item 5.05 of Form 8-K, in addition to filing a Form 8-K we will post such information on our website at the location specified above.  We will provide, without charge, a copy of our Code of Ethics to any person submitting such request to our corporate secretary at our principal executive offices.

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

Equity Based Compensation Information

The following table summarizes information as of December 31, 2009 relating to our equity based compensation plans pursuant to which grants of options, restricted shares, share appreciation rights, share units or other rights to acquire shares may be granted from time to time.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (2)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,251,054	$31.12	1,221,479
Equity compensation plans not approved by security holders	—	—	—
Total	3,251,054	$31.12	1,221,479

(1)
These plans consist of the 2002 Share Incentive Plan, which was approved by our shareholders at the 2004 Annual General Meeting of Shareholders; the 2006 Share Incentive Plan, which was approved by our shareholders at the 2006 Annual General Meeting of Shareholders; and the Share Unit Plan for Nonemployee Directors, which was approved by our sole shareholder prior to our initial public offering in 2002.  The 2006 Share Incentive Plan replaced the 2002 Share Incentive Plan and no shares remain available for issuance under the 2002 Share Incentive Plan.

(2)
Column (a) includes outstanding options, restricted share units, and equity accounted performance share awards.  Performance share awards are reflected at the maximum potential payout.  In addition, a total of 229,017 unvested restricted shares are excluded from column (a) as those shares are considered issued at the time of grant.  Unvested restricted shares are also excluded from column (c) as they are no longer available for future issuance.

(3)	Restricted share units and performance share awards are excluded from column (b) as there is no consideration due upon vesting of these awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item relating to certain relationships and related transactions and director independence is incorporated by reference to information contained under the headings “Transactions with Related Persons” and “Corporate Governance – Independence of Directors” of our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to information contained under the heading “Proposal 5 – Approval of Independent Registered Public Accounting Firm for the 2010 Fiscal Year” of our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Our consolidated financial statements as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009, together with the reports thereon by KPMG our independent registered public accounting firm for the year ended December 31, 2009 and KPMG LLP, our independent registered public accounting firm for the years ended December 31, 2008 and 2007, are set forth on pages F-1 through F-35 hereto.

Schedules Supporting Financial Statements

The schedules relating to our consolidated financial statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, together with the independent registered public accounting firms’ reports thereon, are set forth on pages S-1 through S-9 hereto.  Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X or information required is provided elsewhere in the consolidated financial statements.

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
4.15
Assignment and Assumption Agreement dated October 23, 2008 of the Transfer Restrictions, Registration Rights and Standstill Agreement dated November 1, 2002 as amended December 5, 2005 between Platinum Holdings and RenaissanceRe. (40)

10.1*	Amended and Restated Share Unit Plan for Nonemployee Directors. (42)
10.2*	Amendment of Amended and Restated Share Unit Plan for Nonemployee Directors. (41)
10.3*	Form of Nonemployee Director Share Unit Award Agreement. (22)
10.4*	Summary of Platinum Holdings’ Nonemployee Director Compensation Program. (41)

10.5*	2002 Share Incentive Plan (2004 Update). (5)
10.6*	2002 Share Incentive Plan (UK Sub-Plan) (included in Exhibit 10.3). (5)
10.7*	2006 Share Incentive Plan. (28)
10.8 *	Amended and Restated Annual Incentive Plan. (25)
10.9*	Form of AIP Restricted Share Unit Award Agreement. (33)
10.10*	Section 162(m) Performance Incentive Plan.
10.11*	Executive Retirement Savings Plan. (5)
10.12*	Amendment of Executive Retirement Savings Plan. (41)
10.13*	Arrangement for Compensation in Lieu of Participation in Executive Retirement Savings Plan. (41)
10.14*	Amended and Restated Executive Bonus Deferral Plan. (38)
10.15*	Executive Incentive Plan (for awards for 2005 – 2009 performance cycle). (5)
10.16*	First Amendment to the Executive Incentive Plan (for awards for 2005 – 2009 performance cycle). (7)
10.17*	Form of Amendment to EIP Award Agreement for 2005 – 2009 performance cycle. (38)
10.18*	Amended and Restated Executive Incentive Plan. (38)
10.19*	Form of EIP Share Unit Award Agreement (for awards for 2006 – 2008 and 2007-2009 performance cycles). (22)
10.20*	Form of EIP Share Unit Award Agreement (for awards for 2008 – 2010 performance cycle). (34)
10.21*	Form of EIP Share Unit Award Agreement. (39)
10.22*	Capital Accumulation Plan. (2)
10.23*	Form of Nonqualified Share Option Agreement (Employee) (for awards made prior to July 23, 2008). (10)
10.24*	Form of Nonqualified Share Option Agreement (Employee). (39)
10.25*	Form of Nonqualified Share Option Agreement (New Nonemployee Director). (10)
10.26*	Form of Nonqualified Share Option Agreement (Annual Nonemployee Director). (10)
10.27*	Form of Time-Based Share Unit Award Agreement (for awards made prior to July 23, 2008). (10)
10.28*	Form of Time-Based Share Unit Award Agreement. (39)
10.29*	Form of Special Share Unit Award Agreement. (10)
10.30*	Form of Restricted Share Award Agreement (for awards made prior to July 23, 2008). (10)
10.31*	Form of Restricted Share Award Agreement. (38)
10.32*	Amended and Restated Change in Control Severance Plan. (38)
10.33*	Retention Bonus Plan. (35)
10.34*	Amended and Restated Employee Severance Plan. (38)
10.35*	Employment Agreement dated November 1, 2005 between Platinum Holdings and Michael E. Lombardozzi. (20)
10.36*	Letter Agreement dated March 3, 2008 between Platinum Holdings, Steven H. Newman, SHN Enterprises, Inc. and Platinum US, and exhibits thereto. (36)
10.37*	Employment Agreement dated July 24, 2008 between Michael D. Price and Platinum Holdings. (38)
10.38*	Amendment, dated October 29, 2009, to Employment Agreement dated July 24, 2008 between Michael D. Price and Platinum Holdings. (43)
10.39*	Separation Agreement dated June 1, 2007 between Joseph F. Fisher and Platinum Holdings. (31)
10.40*	Employment Agreement dated February 26, 2006 between Platinum Bermuda and Robert S. Porter. (22)
10.41*	Letter Agreement dated July 25, 2006 between H. Elizabeth Mitchell and Platinum US. (23)
10.42*	Employment Agreement dated June 1, 2007 between Platinum Holdings and James A. Krantz. (31)
10.43	Capital Support Agreement dated November 26, 2002 between Platinum Holdings and Platinum US. (2)
10.44	Amended and Restated Option Agreement dated January 10, 2005 among St. Paul Reinsurance Company Limited, Platinum Holdings and St. Paul. (9)
10.45
Assignment, effective April 1, 2008, among Platinum Holdings, The Travelers Companies, Inc. (formerly St. Paul) and Unionamerica Insurance Company Limited of Amended and Restated Option Agreement dated January 10, 2005 among St. Paul Reinsurance Company Limited, Platinum Holdings, and St. Paul. (37)

10.46	Amended and Restated Option Agreement dated January 10, 2005 between St. Paul and Platinum Holdings. (9)
10.47	Investment Management Agreement dated May 12, 2005 between Platinum US and Hyperion Capital Management, Inc. (12)
10.48	Investment Management Agreement dated May 12, 2005 between Platinum Bermuda and Hyperion Capital Management, Inc. (12)
10.49	Investment Management Agreement dated May 12, 2005 between Platinum Holdings, Platinum Bermuda, Platinum Regency and BlackRock Financial Management, Inc. (12)
10.50	Investment Management Agreement dated May 12, 2005 between Platinum UK and BlackRock Financial Management, Inc. (12)
10.51	Investment Management Agreement dated May 12, 2005 between Platinum US, Platinum Finance and BlackRock Financial Management, Inc. (12)
10.52	Investment Agreement dated September 20, 2002 among Platinum Holdings, St. Paul, and RenaissanceRe. (2)
10.53	First Amendment dated November 1, 2002 to the Investment Agreement dated September 20, 2002 among Platinum Holdings, St. Paul, and RenaissanceRe. (2)
10.54	Amended and Restated Option Agreement dated October 23, 2008 between Platinum Holdings, RenaissanceRe and Renaissance Other Investments Holdings II Ltd. (40)
10.55	Services and Capacity Reservation Agreement dated November 1, 2002 between Platinum Holdings and RenaissanceRe. (2)
10.56	Quota Share Retrocession Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (2)
10.57	Quota Share Retrocession Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK. (5)
10.58	Addendum No. 1 effective April 1, 2003 to the Quota Share Retrocession Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK. (5)
10.59	Addendum No. 2 effective March 27, 2003 to the Quota Share Retrocession Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK. (5)

10.60	Addendum No. 3 effective April 1, 2005 to the Quota Share Reinsurance Agreement dated March 27, 2003 between Platinum Bermuda and Platinum UK. (11)
10.61	Security Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (2)
10.62	Addendum No. 1 effective January 1, 2004 to the Security Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (5)
10.63	Control Agreement dated November 26, 2002 among Platinum Bermuda, Platinum UK and State Street Bank. (2)
10.64	Discretionary Investment Advisory Agreement dated November 26, 2002 between Platinum Bermuda and Platinum UK. (2)
10.65	Trust Agreement effective January 1, 2003 among Platinum Bermuda, Platinum US and State Street Bank. (3)
10.66	Amendment No. 1 effective October 3, 2007 to Trust Agreement effective January 1, 2003 among Platinum Bermuda, Platinum US and State Street Bank. (32)
10.67	Quota Share Retrocession Agreement dated May 13, 2003 between Platinum Bermuda and Platinum US. (3)
10.68	Addendum No. 1 dated as of October 1, 2003 to the Quota Share Retrocession Agreement dated May 13, 2003 between Platinum Bermuda and Platinum US. (4)
10.69	Quota Share Retrocession Agreement dated May 6, 2004 between Platinum Bermuda and Platinum US. (6)
10.70	Addendum No. 2 effective as of April 1, 2005 to the Quota Share Retrocession Agreement between Platinum Bermuda and Platinum US. (13)
10.71	Amended and Restated Quota Share Retrocession Agreement dated January 1, 2006 between Platinum Bermuda and Platinum US. (26)
10.72	Termination Addendum effective December 31, 2006 to Amended and Restated Quota Share Retrocession Agreement dated January 1, 2006 between Platinum Bermuda and Platinum US. (29)
10.73	Casualty and Specialty Quota Share Retrocession Agreement between Platinum Bermuda and Platinum US dated as of January 1, 2007. (29)
10.74	Termination Addendum effective December 31, 2007 to Casualty and Specialty Quota Share Retrocession Agreement between Platinum Bermuda and Platinum US dated as of January 1, 2007. (37)
10.75	Quota Share Retrocession Agreement by and between Platinum Bermuda and Platinum UK dated as of January 1, 2006. (27)
10.76	Excess of Loss Retrocession Agreement by and between Platinum Bermuda and Platinum US dated as of April 1, 2006. (27)
10.77	Addendum No. 1 effective as of February 15, 2007 to the Excess of Loss Retrocession Agreement by and between Platinum Bermuda and Platinum US dated as of April 1, 2006. (30)
10.78	Excess of Loss Retrocession Agreement by and between Platinum Bermuda and Platinum US dated January 1, 2008. (35)
10.79	Termination Addendum effective August 5, 2008 to Excess of Loss Retrocession Agreement by and between Platinum Bermuda and Platinum US dated January 1, 2008. (40)
10.80	Excess of Loss Retrocession Agreement by and between Platinum US and Platinum Bermuda dated August 5, 2008. (40)
10.81	Excess of Loss Retrocession Agreement by and between Platinum US and Platinum Bermuda dated August 5, 2009. (44)
10.82	Excess of Loss Retrocession Agreement effective as of April 1, 2005 between Platinum US and Platinum UK. (13)
10.83
Amended and Restated Credit Agreement, dated as of September 13, 2006, by and among the Company, certain subsidiaries of the Company, Wachovia Bank, National Association, Citibank, N.A., HSBC Bank USA, National Association, Bayerische Hypo-Und Vereinsbank AG and Comerica Bank as the Lenders, and Wachovia Bank, National Association, as Administrative Agent. (24)

10.84	List of Contents of exhibits and Schedules to the Amended and Restated Credit Agreement. (24)
10.85	First Amendment and Waiver dated as of April 24, 2007 to Amended and Restated Credit Agreement dated as of September 13, 2006. (30)
10.86	Second Amendment dated as of December 3, 2007 to Amended and Restated Credit Agreement dated as of September 13, 2006. (33)
10.87	Referral Agreement between Platinum Bermuda and Renaissance Underwriting Managers Ltd. (3)
10.88	Referral Agreement between Platinum US and Renaissance Underwriting Managers Ltd. (4)
10.89	Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (4)
10.90	Amendment No. 1 dated January 1, 2005 to Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (16)
10.91	Guarantee dated December 31, 2003 between Platinum Holdings and Platinum UK. (4)
10.92	Purchase Agreement dated May 20, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (14)
10.93	Remarketing Agreement dated August 8, 2005 among Platinum Holdings, Platinum Finance, Goldman, Sachs & Co. and Merrill Lynch. (16)
10.94	Pledge Agreement dated November 1, 2002 among Platinum Holdings, State Street Bank and Trust Company and JP Morgan Chase. (2)
14.1	Code of Business Conduct and Ethics. (38)
21.1	Subsidiaries of Platinum Holdings.
23.1	Consent of Independent Registered Public Accounting Firm - KPMG, a Bermuda partnership.
23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP.
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James A. Krantz, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*   Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.
_______________________
(1)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-86906) of Platinum Holdings.

(2)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

(3)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

(5)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.

(6)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 6, 2004.

(7)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on November 9, 2004.

(8)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 18, 2004.

(9)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on January 11, 2005.

(10)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 23, 2005.

(11)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on April 14, 2005.

(12)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 13, 2005.

(13)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 18, 2005.

(14)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 24, 2005.

(15)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(16)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 5, 2005.

(17)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(18)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on October 28, 2005.

(19)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 3, 2005.

(20)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 21, 2005.

(21)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2005.

(22)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 27, 2006.

(23)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on July 26, 2006.

(24)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on September 18, 2006.

(25)	Incorporated by reference from Platinum Holding’s Current Report on Form 8-K, filed with the SEC on February 22, 2007.

(26)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on April 28, 2006.

(27)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on July 31, 2006.

(28)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-133521) of Platinum Holdings, filed with the SEC on April 25, 2006.

(29)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007.

(30)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on April 27, 2007.

(31)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on June 4, 2007.

(32)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 1, 2007.

(33)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2007.

(34)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on February 25, 2008.

(35)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008.

(36)	Incorporated by reference from Platinum Holdings’ Current Report on form 8-K filed with the SEC on March 4, 2008.

(37)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on April 30, 2008.

(38)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on July 25, 2008.

(39)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on July 30, 2008.

(40)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on October 30, 2008.

(41)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009.

(42)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 4, 2009.

(43)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on October 29, 2009.

(44)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 11, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

Date: February 22, 2010	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Price Michael D. Price	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2010
/s/ James A. Krantz James A. Krantz	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 22, 2010
/s/ Dan R. Carmichael Dan R. Carmichael	Chairman of the Board of Directors	February 22, 2010
/s/ H. Furlong Baldwin H. Furlong Baldwin	Director	February 22, 2010
/s/ A. John Hass A. John Hass	Director	February 22, 2010
/s/ Edmund R. Megna Edmund R. Megna	Director	February 22, 2010
/s/ Peter T. Pruitt Peter T. Pruitt	Director	February 22, 2010
/s/ James P. Slattery James P. Slattery	Director	February 22, 2010

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited the accompanying consolidated balance sheet of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments of debt securities in 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Hamilton, Bermuda
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited the accompanying consolidated balance sheet of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
February 26, 2009

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008
(amounts in thousands, except share data)

	2009	2008
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,590,081 and $3,267,571, respectively)	$3,514,052	$3,063,804
Fixed maturity trading securities at fair value (amortized cost – $ 136,426 and 296,837, respectively)	142,566	305,237
Preferred stocks (cost – $1,879 and $3,087, respectively)	3,897	2,845
Short-term investments	26,350	75,036
Total investments	3,686,865	3,446,922
Cash and cash equivalents	682,784	813,017
Accrued investment income	29,834	29,041
Reinsurance premiums receivable	269,912	307,539
Reinsurance recoverable on ceded losses and loss adjustment expenses	19,240	12,413
Prepaid reinsurance premiums	10,470	10,897
Funds held by ceding companies	84,478	136,278
Deferred acquisition costs	40,427	50,719
Income tax recoverable	–	11,973
Deferred tax assets	63,093	71,444
Other assets	134,475	36,920
Total assets	$5,021,578	$4,927,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,349,336	$2,463,506
Unearned premiums	180,609	218,890
Debt obligations	250,000	250,000
Commissions payable	90,461	125,551
Other liabilities	73,441	59,819
Total liabilities	2,943,847	3,117,766

Shareholders’ Equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, none and 5,750,000 shares issued and outstanding, respectively	–	57
Common shares, $.01 par value, 200,000,000 shares authorized, 45,942,639 and 47,482,161 shares issued and outstanding, respectively	459	475
Additional paid-in capital	883,425	1,114,135
Accumulated other comprehensive loss	(70,005)	(188,987)
Retained earnings	1,263,852	883,717
Total shareholders' equity	2,077,731	1,809,397

Total liabilities and shareholders' equity	$5,021,578	$4,927,163

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2009, 2008 and 2007
(amounts in thousands, except share data)

	2009	2008	2007

Revenue:
Net premiums earned	$937,336	1,114,796	$1,173,088
Net investment income	163,941	186,574	214,222
Net realized gains (losses) on investments	78,630	57,254	(413)
Total other-than-temporary impairment losses	(34,010)	(30,686)	(809)
Portion of impairment losses recognized in accumulated other comprehensive loss	16,407	–	–
Net impairment losses on investments	(17,603)	(30,686)	(809)
Other income (expense)	3,084	337	(2,173)
Total revenue	1,165,388	1,328,275	1,383,915

Expenses:
Net losses and loss adjustment expenses	478,342	718,233	655,487
Net acquisition expenses	176,419	242,715	220,330
Net changes in fair value of derivatives	9,741	14,114	5,007
Operating expenses	94,682	88,208	103,593
Net foreign currency exchange (gains) losses	(399)	6,760	(2,775)
Interest expense	19,027	19,006	21,470
Total expenses	777,812	1,089,036	1,003,112

Income before income tax expense	387,576	239,239	380,803
Income tax expense	4,285	12,999	23,825

Net income	383,291	226,240	356,978
Preferred dividends	1,301	10,408	10,408

Net income attributable to common shareholders	$381,990	215,832	$346,570

Earnings per common share:
Basic earnings per common share	$7.71	4.38	$5.91
Diluted earnings per common share	$7.33	3.98	$5.38

Comprehensive income:
Net income	$383,291	226,240	$356,978
Other comprehensive income:
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	133,226	(164,648)	20,763
Cumulative translation adjustments, net of deferred tax	–	–	(813)
Comprehensive income	$516,517	61,592	$376,928

Shareholder dividends:
Preferred dividends declared	$2,602	10,408	$10,408
Preferred dividends declared per share	0.45	1.81	1.81
Common shareholder dividends declared	16,099	15,770	18,632
Dividends declared per common share	$0.32	0.32	$0.32

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2009, 2008 and 2007
(amounts in thousands)

	2009	2008	2007

Preferred shares:
Balances at beginning of year	$57	57	$57
Conversion of preferred shares	(57)	–	–
Balances at end of year	–	57	57

Common shares:
Balances at beginning of year	475	538	597
Exercise of common share options	3	12	9
Issuance of common shares	1	3	1
Settlement of equity awards	2	–	–
Conversion of preferred shares	57	–	–
Purchase of common shares	(79)	(78)	(69)
Balances at end of year	459	475	538

Additional paid-in-capital:
Balances at beginning of year	1,114,135	1,338,466	1,545,979
Exercise of common share options	6,756	25,929	23,426
Issuance of common shares	246	1,693	–
Share based compensation	15,629	14,319	8,813
Settlement of equity awards	(1,100)	(999)	–
Purchase of common shares	(252,217)	(266,483)	(240,603)
Tax benefit (expense) of share options	(24)	1,210	851
Balances at end of year	883,425	1,114,135	1,338,466

Accumulated other comprehensive loss:
Balances at beginning of year	(188,987)	(24,339)	(44,289)
Cumulative effect of accounting change, net of deferred tax	(14,244)	–	–
Noncredit component of impairment losses on available-for-sale securities, net of deferred tax	(14,768)	–	–
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	147,994	(164,648)	20,763
Net change in cumulative translation adjustments, net of deferred tax	–	–	(813)
Balances at end of year	(70,005)	(188,987)	(24,339)

Retained earnings:
Balances at beginning of year	883,717	683,655	355,717
Cumulative effect of accounting change, net of deferred tax	14,244	–	–
Net income	383,291	226,240	356,978
Preferred share dividends	(1,301)	(10,408)	(10,408)
Common share dividends	(16,099)	(15,770)	(18,632)
Balances at end of year	1,263,852	883,717	683,655

Total shareholders’ equity	$2,077,731	1,809,397	$1,998,377

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007
(amounts in thousands)

	2009	2008	2007

Operating Activities:
Net income	$383,291	226,240	$356,978
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	16,170	9,184	12,182
Net realized (gains) losses on investments	(78,630)	(57,254)	413
Net impairment losses on investments	17,603	30,686	809
Net foreign currency exchange (gains) losses	(399)	6,760	(2,775)
Share-based compensation	15,629	14,319	9,129
Deferred income tax benefit	(3,523)	(14,433)	(13,283)
Trading securities activities, net	208,197	(147,124)	(46,528)
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	(471)	5,655	(2,014)
(Increase) decrease in reinsurance premiums receivable	37,361	(67,366)	136,395
Decrease in funds held by ceding companies	51,675	29,326	72,895
Decrease in deferred acquisition costs	10,436	19,789	12,102
Increase (decrease) in net unpaid losses and loss adjustment expenses	(132,809)	144,092	10,048
Decrease in net unearned premiums	(39,504)	(81,136)	(50,983)
Increase (decrease) in commissions payable	(35,235)	25,347	(40,631)
(Increase) decrease in income tax recoverable	14,241	(7,783)	5,476
Changes in other assets and liabilities	13,144	(7,139)	(17,500)
Other net	21	(264)	(1,158)
Net cash provided by operating activities	477,197	128,899	441,555

Investing Activities:
Proceeds from sale of available-for-sale securities	1,538,633	1,536,751	248,341
Proceeds from sale of preferred stocks	–	120	–
Proceeds from maturity or paydown of available-for-sale securities	434,883	962,760	1,453,687
Proceeds from sale of trading securities	153,223	–	–
Proceeds from sale of other invested asset	–	–	4,745
Acquisition of available-for-sale securities	(2,361,313)	(2,557,648)	(1,650,626)
Acquisition of trading securities	(164,748)	–	–
Net change in short-term investments	49,033	(59,251)	14,035
Net cash provided by (used in) investing activities	(350,289)	(117,268)	70,182

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	(10,408)	(10,408)
Dividends paid to common shareholders	(16,099)	(15,770)	(18,632)
Proceeds from exercise of share options	6,759	25,941	23,435
Purchase of common shares	(252,296)	(266,561)	(240,672)
Repayment of debt obligations	–	–	(42,840)
Net cash used in financing activities	(264,238)	(266,798)	(289,117)

Effect of foreign currency exchange rate changes on cash	7,097	(8,095)	2,007
Net increase (decrease) in cash and cash equivalents	(130,233)	(263,262)	224,627
Cash and cash equivalents at beginning of year	813,017	1,076,279	851,652

Cash and cash equivalents at end of year	$682,784	813,017	$1,076,279
Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$(6,851)	33,561	$29,160
Interest paid	$18,750	18,750	$21,479

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007

1.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Platinum Underwriters Holdings, Ltd. ("Platinum Holdings") is a Bermuda holding company established in 2002.  Platinum Holdings and its consolidated subsidiaries (collectively, the "Company") operate through two licensed reinsurance subsidiaries:  Platinum Underwriters Bermuda, Ltd. ("Platinum Bermuda") and Platinum Underwriters Reinsurance, Inc. ("Platinum US").  The terms "we," "us," and "our" also refer to the Company, unless the context otherwise indicates.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").  These consolidated financial statements include the accounts of Platinum Holdings, Platinum Bermuda, Platinum US, Platinum Re (UK) Limited (“Platinum UK”), Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings ("Platinum Regency"), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  In 2007, Platinum UK ceased underwriting reinsurance business and the novation (or termination by other means) of all its contracts to Platinum Bermuda was completed in 2009.  Platinum Regency is an intermediate holding company based in Ireland and a wholly owned subsidiary of Platinum Holdings.  Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary of Platinum Regency.  Platinum Administrative Services, Inc. and Platinum UK Services Company Limited are service company subsidiaries that provide administrative support services to the Company.  All material inter-company transactions have been eliminated in preparing these consolidated financial statements.

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

Summary of Significant Accounting Policies

Investments

Fixed maturity securities we own that we may not have the positive intent to hold until maturity and preferred stocks are classified as available-for-sale and reported at fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income (loss).  Fixed maturity securities we own and have the intent to sell prior to maturity, or securities for which we have elected the fair value measurement attributes of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 825, “Financial Instruments” (“ASC 825”), are classified as trading securities.  Trading securities are reported at fair value, with mark-to-market adjustments included in net realized gains and losses on investments and the related deferred income tax included in income tax expense in the consolidated statement of operations.  Short-term investments mature within one year from the purchase date.

The fair value of our fixed maturity securities, preferred stocks, and short-term investments are based on prices obtained from independent sources for those or similar investments using quoted prices in active markets and standard market valuation pricing models.

Premiums and discounts on fixed maturity securities are amortized into net investment income over the life or estimated life of the security using the effective yield method.  Premiums and discounts on mortgage-backed and asset-backed securities are amortized into net investment income also consider prepayment assumptions.  These assumptions are consistent with the current interest rate and economic environment.  The prospective adjustment method is used to value mortgage-backed and asset-backed securities.  Adjustments to the amortized cost of U.S. Treasury Inflation-Protected Securities resulting from changes in the consumer price index are recognized in net investment income.  Realized gains and losses on the sale of securities are determined on the basis of the specific identification method.

In accordance with the FASB Accounting Standards Codification 320, “Investments – Debt and Equity Securities” (“ASC 320”), if we intend to sell a debt security or it is more likely than not that we will be required to sell the debt security before its anticipated recovery, we recognize a charge for other-than-temporary impairments (“OTTI”) in the consolidated statement of operations equal to the entire difference between the investment’s amortized cost basis and its fair value at the time of impairment if the security is in an unrealized loss position.  If we do not intend to sell a debt security or it is more likely than not that we will not be required to sell a debt security before its anticipated recovery, we must assess whether the impairment is other-than-temporary.  If we determine a security is other-than-temporarily impaired, the impairment is separated into the portion related to credit loss and the portion related to all other factors.  The amount of the credit loss is the difference between the present value of expected future cash flows from an impaired debt security, using the effective yield at the date of acquisition, and the amortized cost of the security.

When an available-for-sale security is determined to have a credit loss, the total impairment is separated into: (a) the portion of the impairment related to the credit loss and (b) the portion of the impairment related to all other factors, which is recognized in the consolidated statement of operations.  The portion of the impairment related to all other factors is also recorded in accumulated other comprehensive income, net of deferred taxes, in the consolidated statement of shareholders’ equity.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost, which approximates fair value, and include all securities that at their purchase date have a maturity of less than 90 days.  Cash and cash equivalents consist primarily of investments in money market funds, time deposits and short-term obligations of the U.S. Government and its agencies.

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

Certain of our reinsurance contracts include provisions that adjust premiums or acquisition expenses based upon the loss experience under the contracts.  Premiums or commissions are adjusted in such instances based on actual loss experience under the contracts.  Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses.  These premiums relate to the future coverage obtained for the remainder of the initial contract term and are earned over the remaining contract term.  Any unearned premium existing at the time a contract limit is exhausted or reinstated is immediately earned.  Additional premiums are premiums that are triggered by losses that are immediately earned.  Reinstatement premiums and additional premiums are recognized in accordance with the provisions of assumed reinsurance contracts, based on loss experience under such contracts.  An allowance for uncollectible premiums is established for possible non-payment of premiums receivable, as deemed necessary.  As of December 31, 2009 and 2008, based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset those premiums receivable against losses and LAE or other amounts payable to the same parties, we did not establish an allowance for uncollectible premiums receivable.

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

Deferred Acquisition Costs

Costs of acquiring business, consisting primarily of commissions and other underwriting expenses that vary with and are directly related to the production of business, are deferred and amortized over the period that the corresponding premiums are earned.  On a regular basis, an analysis of the recoverability of deferred acquisition costs is performed based on the estimated profitability of the underlying reinsurance contracts, including anticipated investment income.  Any adjustments are reflected in the results of operations in the period in which they are made.  A liability is established, if necessary, to provide for losses that may exceed the related unearned premiums.  Deferred acquisition costs amortized in 2009, 2008 and 2007 were $133.6 million, $182.6 million and $164.1 million, respectively.

Debt Obligations and Deferred Debt Issuance Costs

Costs incurred in issuing debt are capitalized and amortized over the life of the debt.  The amortization of these costs is included in interest expense in the consolidated statement of operations.

Unpaid Losses and LAE

Unpaid losses and LAE are estimated based upon information received from ceding companies regarding our liability for unpaid losses and LAE, adjusted for our estimates of losses for which ceding company reports have not been received, our historical experience for unreported claims and industry experience for unreported claims.  Unpaid losses and LAE include estimates of the cost of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported.

Unpaid losses and LAE represent management’s best estimate at a given point in time and are subject to the effects of trends in loss severity and frequency.  These estimates are reviewed regularly and adjusted as experience develops or new information becomes available.  Any adjustments are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  It is possible that the ultimate liability may materially differ from such estimates.

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

Reinsurance Deposit Liabilities

Reinsurance contracts that we enter into which we determine do not transfer sufficient insurance risk are accounted for as deposits and liabilities are initially recorded for the same amount as assets received.  Interest expense related to the deposit is recognized as incurred.  Profit margins are earned over the settlement period of the contractual obligations.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflects the basic earnings per common share calculation components adjusted for the dilutive effect of share equivalents and warrants.  Securities that are convertible into common shares that are anti-dilutive are not included in the calculation of diluted earnings per common share.

Income Taxes

We apply the asset and liability method of accounting for income taxes.  Under the asset and liability method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period the change is enacted.  We establish a valuation allowance for deferred tax assets where it is more likely than not that future tax benefits will not be realized.  Interest or penalties relating to income taxes are included in other expense.

Share-Based Compensation

We recognize share-based compensation in accordance with FASB Accounting Standards Codification 718, “Compensation – Stock Compensation” (“ASC 718”).  ASC 718 requires that compensation costs be recognized for the fair value of all share options over their vesting period.  The fair value of option awards is determined on the grant date using the Black-Scholes option pricing model and is amortized into earnings over the vesting period.

The fair values of restricted share and restricted share unit awards are determined on the grant date and are amortized into earnings over the vesting period.  The cost of performance-based share awards is based on the estimated number of shares or share units that are expected to be issued at the end of the performance period, and is amortized into earnings over the performance and vesting period.

Foreign Currency Exchange Gains and Losses

Our reporting currency is U.S. dollars.  The functional currency of our subsidiaries is generally the currency of the local operating environment.  Transactions conducted in other than functional and reporting currencies are remeasured into the subsidiary's functional currency, and the resulting foreign exchange gains and losses are included in net foreign currency exchange gains or losses.  Functional currency based assets and liabilities are translated into U.S. dollars using current rates of exchange prevailing at the balance sheet date and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income and loss, net of applicable deferred income tax.  Foreign currency exchange gains and losses related to securities classified as trading securities are included in foreign currency exchange gains and losses.

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

Recently Issued Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB “Accounting Standards Codification” (“ASC”) as the single source of authoritative U.S. GAAP.  The ASC is effective for interim and annual periods ending after September 15, 2009.  Accordingly, we adopted the ASC effective as of the interim period ending September 30, 2009.  As the ASC only required changes to the way the Company refers to U.S. GAAP in its financial statements, the adoption of the ASC had no effect on our financial position and results of operations.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

In June 2009, the FASB issued additional guidance under the FASB ASC 810, “Consolidation” (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”).  The amendments will affect the overall consolidation analysis under ASC 810, in particular, it modifies the approach for determining the primary beneficiary of a VIE.  ASC 810 is effective as of January 1, 2010, and early adoption is prohibited.  We are currently evaluating the impact of the adoption of ASC 810 and do not expect it to have an effect on our financial position and results of operations.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events” (“ASC 855”).  ASC 855 provides new accounting and disclosure guidance on management’s assessment of subsequent events and establishes requirements for recognition and disclosure of events that occur after the balance sheet date and through the date that the financial statements are issued.  ASC 855 is effective for interim and annual reporting periods beginning after June 15, 2009.  The adoption of ASC 855 did not have an impact on our financial position and results of operations.

In August and April 2009, the FASB issued additional guidance under the FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased, emphasizing that the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the guidance effective as of the interim period ending March 31, 2009.  The adoption of the guidance did not have a material impact on our financial position and results of operations.

In April 2009, the FASB issued additional guidance under ASC 320 that provides guidance with respect to OTTI for debt securities.  The FASB’s objective was to make the guidance more operational and to improve presentation and disclosure of OTTI.  In accordance with ASC 320, we recognize the portion of the OTTI related to the credit loss in the consolidated statement of operations and recognize the portion related to all other factors in other comprehensive income, net of deferred tax.  ASC 320 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted this guidance effective as of the interim period ending March 31, 2009.

The adoption of ASC 320 resulted in cumulative effect adjustments to debt securities that were impaired prior to 2009.  The cumulative effect adjustments increased the amortized cost of certain available-for-sale securities by $15.1 million and decreased deferred tax assets by $0.9 million.  The cumulative effect adjustments also decreased accumulated other comprehensive income and increased retained earnings by $14.2 million.  The adjustments to the amortized cost of these securities represent OTTI charges not related to credit that we recognized in earnings prior to 2009.  Under ASC 320, the portion of the OTTI not related to the credit loss is now recognized in other comprehensive income which resulted in increased net income in 2009.

In April 2009, the FASB issued additional guidance ASC 825 that increases the frequency of the disclosures about fair value with the objective of improving the transparency of financial reporting.  The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We adopted the guidance effective as of the interim period ending March 31, 2009.  The adoption of the guidance did not have a material impact on the presentation of our consolidated financial statements.

In March 2008, the FASB issued guidance under ASC 825 that amends and expands the disclosure requirements in FASB Accounting Standards Codification 815, “Derivatives and Hedging,” relating to an entity’s derivative and hedging activities and how these activities affect an entity’s financial position, financial performance and cash flows, with the objective of improving the transparency of financial reporting.  The guidance is effective for interim and annual reporting periods beginning after November 15, 2008.  The adoption of the guidance did not have a material impact on the presentation of our consolidated financial statements.

2.	Investments

Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities and preferred stocks as of December 31, 2009 and 2008 ($ in thousands):

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-OTTI	Non-credit portion of OTTI	Fair Value
December 31, 2009:
U.S. Government	$614,224	270	5,797	–	$608,697
U.S. Government agencies	100,000	1,082	–	–	101,082
Corporate bonds	467,640	18,446	9,100	–	476,986
Commercial mortgage-backed securities	243,176	376	26,253	2,279	215,020
Residential mortgage-backed securities	767,338	3,158	39,142	16,651	714,703
Asset-backed securities	84,396	1,311	14,606	11,402	59,699
Municipal bonds	744,677	19,172	4,348	–	759,501
Non-U.S. governments	568,630	10,359	625	–	578,364
Total fixed maturity available-for-sale securities	3,590,081	54,174	99,871	30,332	3,514,052
Preferred stocks	1,879	2,018	–	–	3,897
Total available-for-sale securities	$3,591,960	56,192	99,871	30,332	$3,517,949

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2008:
U.S. Government	$4,096	545	–	$4,641
U.S. Government agencies	786,848	24,679	38	811,489
Corporate bonds	728,792	4,134	42,398	690,528
Commercial mortgage-backed securities	478,288	1,147	106,629	372,806
Residential mortgage-backed securities	629,567	10,415	62,075	577,907
Asset-backed securities	170,374	1	36,130	134,245
Municipal bonds	390,342	6,484	3,342	393,484
Non-U.S. governments	79,264	1,093	1,653	78,704
Total fixed maturity available-for-sale securities	3,267,571	48,498	252,265	3,063,804
Preferred stocks	3,087	–	242	2,845
Total available-for-sale securities	$3,270,658	48,498	252,507	$3,066,649

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

Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of December 31, 2009 and 2008 ($ in thousands):

	Fair Value at December 31,
	2009	2008

U.S. Government	$–	$196,383
Insurance-linked securities	25,682	–
Non-U.S. dollar denominated securities:
U.S. Government agencies	16,423	–
Corporate bonds	77	4,125
Non-U.S. governments	100,384	104,729
Total trading securities	$142,566	$305,237

We elected to apply the fair value measurement attributes of ASC 825 to our investments in U.S. Treasury Inflation-Protected Securities (“TIPS”) and insurance-linked securities.  Insurance-linked securities have exposure to catastrophe loss, which we actively manage.  We believe that the various risk elements of insurance-linked securities are more appropriately accounted for in accordance with the fair value measurement attributes of ASC 825.  We have included insurance-linked securities at a fair value of $25.7 million in our fixed maturity trading securities on our consolidated balance sheet for the year ended December 31, 2009.  Net changes in the fair value of insurance-linked securities were $1.0 million for the year ended December 31, 2009 and were included in net realized gains on investments in our consolidated statements of operations.  We believe that recognizing changes in the fair value of TIPS in net realized gains and losses on investments in our consolidated statement of operations is a better presentation of the total return on these securities.  We have included TIPS at a fair value of $196.4 million in our fixed maturity trading securities on our consolidated balance sheet as of December 31, 2008.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

At acquisition, we determine our trading intent in the near term for securities accounted for in accordance with ASC 825.  If we do not intend to sell these securities in the near term, then the purchases and sales are included in investing activities in our consolidated statements of cash flows.  Accordingly, for the year ended December 31, 2009, purchases of $164.7 million and sales of $153.2 million were classified as investing activities and $208.2 million of net sales were classified as net trading securities activities and included in operating activities of the cash flow statements.  For the year ended December 31, 2008, purchases of $196.4 million were classified as net trading securities activities and included in operating activities of the cash flow statements.

Unrealized Gains and Losses

The following table sets forth the net changes in unrealized investment gains and losses on our available-for-sale securities for the years ended December 31, 2009, 2008 and 2007 ($ in thousands):

	2009	2008	2007

Available-for-sale securities	$129,999	(178,318)	$25,394
Less deferred tax	(11,017)	13,670	(4,631)
Cumulative effect of accounting change, net of deferred tax	14,244	–	–
Net change in unrealized gains and losses	$133,226	(164,648)	$20,763

The following table sets forth our unrealized losses on securities classified as available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008 ($ in thousands):

	December 31, 2009		December 31, 2008
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Less than twelve months:
U.S. Government	$594,343	5,797	–	$–
U.S. Government agencies	–	–	14,313	38
Corporate bonds	34,393	281	316,883	16,413
Commercial mortgage-backed securities	18,101	244	288,792	80,549
Residential mortgage-backed securities	540,606	10,446	67,427	25,764
Asset-backed securities	1,075	445	114,799	13,738
Municipal bonds	187,159	4,244	77,244	2,536
Non-U.S. governments	59,815	565	29,033	1,396
Preferred stocks	–	–	2,845	242
Total	$1,435,492	22,022	911,336	$140,676

Twelve months or more:
U.S. Government	$–	–	–	$–
U.S. Government agencies	–	–	–	–
Corporate bonds	59,423	8,819	155,082	25,985
Commercial mortgage-backed securities	160,039	28,288	76,247	26,080
Residential mortgage-backed securities	94,969	45,347	59,467	36,310
Asset-backed securities	28,238	25,563	16,235	22,393
Municipal bonds	3,015	104	7,726	806
Non-U.S. governments	1,661	60	1,463	257
Preferred stocks	–	–	–	–
Total	$347,345	108,181	316,220	$111,831

Total unrealized losses:
U.S. Government	$594,343	5,797	–	$–
U.S. Government agencies	–	–	14,313	38
Corporate bonds	93,816	9,100	471,965	42,398
Commercial mortgage-backed securities	178,140	28,532	365,039	106,629
Residential mortgage-backed securities	635,575	55,793	126,894	62,074
Asset-backed securities	29,313	26,008	131,034	36,131
Municipal bonds	190,174	4,348	84,970	3,342
Non-U.S. governments	61,476	625	30,496	1,653
Preferred stocks	–	–	2,845	242
Total	$1,782,837	130,203	1,227,556	$252,507

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of OTTI.  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  These factors include the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, the collateral structure and the credit support that may be applicable.  The amount of the credit loss is the difference between the present value of expected future cash flows from an impaired debt security and the amortized cost of the security.  The credit loss is recognized in the consolidated statement of operations and the portion of OTTI related to all other factors is recognized in accumulated other comprehensive income in the consolidated statement of shareholders’ equity.

Investment holdings within our corporate bond portfolio were diversified across approximately 30 industry sectors and across many individual issuers and issues within each sector.  As of December 31, 2009, the single largest unrealized loss within our corporate bond portfolio was $1.7 million related to a security with an amortized cost of $7.4 million.  We evaluate the credit worthiness of our corporate bond portfolio by reviewing various performance metrics of the issuer including financial condition and credit ratings of the issuer as well as other public information.  We did not determine that any corporate bonds were other than temporarily impaired in the year ended December 31 2009.  Net impairment losses on investments include $7.6 million and $0.8 million related to corporate bonds for the years ended December 31, 2008 and December 31, 2007, respectively.

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the current level of subordination, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Net impairment losses on investments for the year ended December 31, 2009 included $2.8 million related to CMBS.  We did not determine that any CMBS were other-than-temporarily impaired in the years ended December 31, 2008 or December 31, 2007.

Our residential mortgage-backed securities (“RMBS”) include U.S. Government agency-backed RMBS and non-agency-backed RMBS.  Our securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  As of December 31, 2009, the single largest unrealized loss was a sub-prime asset-backed security with an amortized cost of $10.1 million and an unrealized loss of $8.3 million.  We analyze our RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the current level of subordination, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Net impairment losses related to non-agency RMBS include $8.4 million and $15.8 million for the years ended December 31, 2009 and December 31, 2008, respectively.  We did not determine that any non-agency RMBS were other than temporarily impaired in the year ended December 31, 2007.  The net impairment losses on investments in 2009 reflect the portion of other-than-temporary impairments attributed to the credit losses for the impaired securities.  The net impairment losses on investments in 2008 reflect the entire difference between the amortized cost basis and fair value of the impaired securities at the balance sheet date.  The adoption of ASC 320 resulted in adjustments to increase the amortized cost and net unrealized loss of non-agency RMBS by $14.3 million.

We also recorded net impairment losses related to sub-prime ABS of $5.3 million and $1.6 million for the years ended December 31, 2009 and December 31, 2008, respectively.  We did not determine that any sub-prime ABS were other than temporarily impaired in the year ended December 31, 2007.  The net impairment losses recorded in 2009 reflect the portion of other-than-temporary impairments attributed to the credit losses for the impaired securities.  The net impairment losses recorded in 2008 reflect the entire difference between the amortized cost basis and fair value of the impaired securities at the balance sheet date.  The adoption of ASC 320 resulted in adjustments to increase the amortized cost and net unrealized loss of sub-prime ABS by $0.8 million.

The following table sets forth a summary of the credit losses recognized on our fixed maturity available-for-sale securities ($ in thousands):

Beginning balance at January 1, 2009	$–
Cumulative effect of accounting change	2,300
Credit losses on securities not previously impaired	11,133
Additional credit losses on securities previously impaired	5,262
Ending balance at December 31, 2009	$18,695

In evaluating the potential for OTTI, we also consider our intent to sell a security and the likelihood that we will be required to sell a security before the unrealized loss is recovered.  Our intent to sell a security is based, in part, on adverse changes in the credit worthiness of a debt issuer, pricing and other market conditions, and our anticipated net cash flows.  If we determine that we intend to sell a security that is in an unrealized loss position, then the unrealized loss related to such security, representing the difference between the security’s amortized cost and its fair value, is recognized as a charge for OTTI in our consolidated statement of operations at the time we determine our intent is to sell.

We evaluate the unrealized losses of our perpetual preferred stocks by individual issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities will increase and we will recover our cost.  If we are unable to forecast a reasonable period of time in which we will recover the cost of our perpetual preferred stocks, we record a charge for OTTI in our consolidated statement of operations equivalent to the entire unrealized loss.  Net impairment losses on investments included $1.2 million and $5.6 million related to our perpetual preferred stocks for the years ended December 31, 2009 and 2008, respectively.  We did not determine that any perpetual preferred stocks were other-than-temporarily impaired in the year ended December 31 2007.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Net Investment Income

The following table sets forth our net investment income for the years ended December 31, 2009, 2008 and 2007 ($ in thousands):

	2009	2008	2007

Fixed maturity securities	$162,786	162,857	$169,745
Short-term investments and cash and cash equivalents	1,741	24,340	44,480
Funds held	4,192	3,476	5,279
Subtotal	168,719	190,673	219,504
Less investment expenses	4,778	4,099	5,282
Net investment income	$163,941	186,574	$214,222

Net Realized Gains and Losses on Investments

The following table sets forth our net realized gains and losses on investments for the years ended December 31, 2009, 2008 and 2007 ($ in thousands):

	2009	2008	2007
Net gains (losses) on the sale of investments:
Gross realized gains	$86,512	53,178	$52
Gross realized losses	(5,588)	(5,605)	(1,858)
Subtotal	80,924	47,573	(1,806)
Mark-to-market adjustments on trading securities	(2,294)	9,681	1,393
Net realized gains (losses) on investments	$78,630	57,254	$(413)

Maturities

Actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.  The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of December 31, 2009 ($ in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$121,843	$123,051
Due from one to five years	1,384,489	1,413,334
Due from five to ten years	702,923	711,266
Due in ten or more years	422,343	419,546
Mortgage-backed and asset-backed securities	1,094,909	989,421
Total	$3,726,507	$3,656,618

Restricted Investments

Investments with a carrying value of $4.9 million were on deposit with U.S. regulatory authorities as of December 31, 2009.  Investments with a carrying value of $275.5 million and cash and cash equivalents of $26.8 million as of December 31, 2009 were held in trust to collateralize obligations under various other reinsurance contracts.  Investments with a carrying value of $206.5 million and cash and cash equivalents of $17.0 million as of December 31, 2009 were held in trust to collateralize letters of credit issued under the credit facility as described in Note 7 below.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

3.	Fair Value Measurements

The following table sets forth the carrying amounts and estimated fair values of our financial instruments as of December 31, 2009 and 2008 ($ in thousands):

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Fixed maturity securities	$3,656,618	3,656,618	3,369,041	$3,369,041
Preferred stocks	3,897	3,897	2,845	2,845
Short-term investments	26,350	26,350	75,036	75,036

Financial liabilities:
Debt obligations	$250,000	245,000	250,000	$200,350
Derivative instruments	4,677	4,677	4,753	4,753

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

The following table presents the fair value measurement levels for all assets and liabilities which the Company has recorded at fair value as of December 31, 2009 and December 31, 2008 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3

December 31, 2009:
Financial assets:
U.S. Government	$608,697	608,697	–	$–
U.S. Government agencies	117,505	–	117,505	–
Corporate	477,063	27,760	449,303	–
Commercial mortgage-backed securities	215,020	–	215,020	–
Residential mortgage-backed securities	714,703	–	714,703	–
Asset-backed securities	59,699	–	59,699	–
Municipal bonds	759,501	–	759,501	–
Non-U.S. governments	678,748	35,311	643,437	–
Insurance-linked securities	25,682	–	25,682	–
Preferred stocks	3,897	3,897	–	–
Short-term investments	26,350	–	26,350	–
Total	$3,686,865	675,665	3,011,200	$–

Financial liabilities:
Derivative instruments	4,677	–	–	4,677
Total	$4,677	–	–	$4,677

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3

December 31, 2008:
Financial assets:
U.S. Government	$201,024	201,024	–	$–
U.S. Government agencies	811,489	–	811,489	–
Corporate	694,653	25,054	669,599	–
Commercial mortgage-backed securities	372,806	–	372,806	–
Residential mortgage-backed securities	577,907	–	577,907	–
Asset-backed securities	134,245	–	134,245	–
Municipal bonds	393,484	–	393,484	–
Non-U.S. governments	183,433	33,143	150,290	–
Insurance-linked securities	–	–	–	–
Preferred stocks	2,845	2,845	–	–
Short-term investments	75,036	–	75,036	–
Total	$3,446,922	262,066	3,184,856	$–

Financial liabilities:
Derivative instruments	4,753	–	–	4,753
Total	$4,753	–	–	$4,753

The following table presents the reconciliation of the beginning and ending fair value measurements of our Level 3 liabilities, consisting of derivative instruments, measured at fair value using significant unobservable inputs for the twelve months ended December 31, 2009 ($ in thousands):

	December 31,
	2009	2008

Balance beginning of year	$(4,753)	$–
Purchases, issuances, and settlements	9,817	9,361
Total unrealized and realized losses included in earnings	(9,741)	(14,114)
Balance end of year	$(4,677)	$(4,753)
Losses for the period attributable to the net change in unrealized losses relating to liabilities outstanding	$9,741	$7,154

The net change in unrealized losses of $9.7 million relating to derivative instruments represented the net change in fair value of derivatives in the consolidated statement of operations for the year ended December 31, 2009.  We settled balances of $9.8 million on derivatives during the year ended December 31, 2009 and such payments were also included in the net change in fair value of derivatives in the consolidated statement of operations.

4.	Derivative Contracts

In August 2008, we entered into a derivative agreement with Topiary Capital Limited (“Topiary”), a Cayman Islands special purpose vehicle, that provides us with the ability to recover up to $200.0 million should two catastrophic events involving U.S. wind, U.S. earthquake, European wind or Japanese earthquake occur that meet specified loss criteria during any of three annual periods commencing August 1, 2008.  Both the initial activation event and the qualifying second event must occur in the same annual period.  The maximum amount that we can recover over the three-year period is $200.0 million.  Any recovery we make under this contract is based on insured property industry loss estimates for the U.S. perils and European wind and a parametric index for Japanese earthquake events.  Recovery is based on both a physical and financial variable and is not based on actual losses we may incur.  Consequently, the transaction is accounted for as a derivative and the derivative is carried at the estimated net fair value.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Under the terms of the agreement, we pay Topiary approximately $9.7 million during each of the three annual periods.  The net derivative liability of $4.7 million was included in other liabilities on our consolidated balance sheet.  The net change in fair value of $9.7 million was included in the change in fair value of derivatives in our consolidated statement of operations.  One-time fees and expenses of $4.3 million related to entering into the agreement with Topiary were included in operating expenses for the year ended December 31, 2008.

Topiary’s limit of loss is collateralized with high quality investment grade securities in a secured collateral account.  The performance of the securities in the collateral account is guaranteed under a total swap agreement with Goldman Sachs International whose obligations under the swap agreement are guaranteed by Goldman Sachs Group, Inc.

During 2008 there were four derivative contracts in place, which included two option agreements to purchase industry loss warranty retrocessional protection.  The related option fees of $1.5 million were included in the net change in fair value of derivatives in the consolidated statement of operations in 2008.  The third derivative was a contract that provided second event catastrophe protection at a cost of $5.5 million.  The attachment point was not reached and no recovery was recorded for 2008.  The final derivative contract entered into was with Topiary, as described above.

Topiary is a variable interest entity under the provisions of ASC 810.  We have concluded that we are not the primary beneficiary of Topiary and accordingly we have not consolidated this entity in our consolidated financial statements.

5.	Unpaid Losses and LAE

The following table sets forth the activity in the liability for unpaid losses and LAE for the years ended December 31, 2009, 2008 and 2007 ($ in thousands):

	2009	2008	2007

Net unpaid losses and LAE as of January 1,	$2,452,045	2,342,185	$2,326,227

Net incurred related to:
Current year	579,304	878,169	745,865
Prior years	(100,962)	(159,936)	(90,378)
Total incurred net losses and LAE	478,342	718,233	655,487

Net paid losses and LAE:
Current year	67,693	148,355	73,402
Prior years	539,517	433,961	578,611
Total net paid losses and LAE	607,210	582,316	652,013

Net effects of foreign currency exchange rate changes	11,831	(26,057)	12,484

Net unpaid losses and LAE as of December 31,	2,335,008	2,452,045	2,342,185
Reinsurance recoverable on unpaid losses and LAE	14,328	11,461	18,853

Gross unpaid losses and LAE as of December 31,	$2,349,336	2,463,506	$2,361,038

Net incurred losses and LAE related to prior years included net favorable loss development of $100.8 million, $167.2 million and $81.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Net favorable loss development was primarily the result of favorable adjustments in ultimate loss ratios.  Additionally, prior years’ incurred losses and LAE included losses associated with changes in estimates of premiums and the patterns of their earnings.  The incurred losses and LAE related to prior years arising from changes in premium estimates were a decrease of $0.2 million in 2009, an increase of $7.3 million in 2008 and a decrease of $9.2 million in 2007.  The effect on net income of changes in premium estimates, after considering corresponding changes in related losses, LAE and acquisition expenses, was not significant.

The net favorable loss development in 2009 emerged primarily from the Property and Marine and Casualty segments and was related to non-catastrophe losses.  The Property and Marine segment had $14.2 million of net favorable loss development, including $17.7 million of net favorable loss development related to non-catastrophe events in prior years and net unfavorable loss development of $3.5 million related to major catastrophes.  The Casualty segment had $73.6 million of net favorable loss development, of which $68.2 million was attributable to the long-tailed casualty classes.  The majority of the long-tailed casualty net favorable loss development was attributable to the umbrella, claims made and casualty excess-of-loss occurrence classes.  The Finite Risk segment experienced net favorable loss development of $12.9 million, which was substantially offset by adjustments relating to profit commissions on these contracts.

There was net favorable loss development in 2008 in all segments.  The Property and Marine segment had $71.2 million of net favorable loss development, of which $18.8 million related to major catastrophes in prior years.  The remainder of the net favorable loss development was attributable to non-major catastrophe, property risk and crop classes of business.  The Casualty segment had $73.2 million of net favorable loss development, of which $63.3 million was attributable to certain long-tailed casualty classes.  The majority of the long-tailed casualty net favorable loss development was attributable to the claims made classes.  The Finite Risk segment experienced net favorable loss development of $22.8 million, which was substantially offset by adjustments relating to profit commissions on these contracts.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

The most significant portion of net favorable loss development in 2007 was in the Property and Marine segment and in certain classes in the Casualty segment.  Net favorable loss development in the Property and Marine segment had $48.5 million of net favorable loss development, of which $17.2 million related to prior years’ major catastrophes.  The remainder of the net favorable loss development was attributable to non-major catastrophe, property risk and crop classes of business.  The Casualty segment had $19.5 million of net favorable loss development, of which $15.5 million was attributable to certain long-tailed casualty classes.  The Finite Risk segment experienced net favorable loss development of $13.2 million, which was partially offset by adjustments relating to profit commissions on these contracts.

The net favorable loss development in 2009, 2008 and 2007 resulted primarily from reported loss experience that was less than expected and that gained sufficient credibility in the current period to reduce estimated ultimate losses.

We do not believe that the net favorable loss development in 2009 is indicative of prospective net loss development of unpaid losses and LAE as of December 31, 2009 because conditions and trends that affected the net favorable loss development of prior years’ unpaid losses and LAE may not necessarily exist in the future.

Because many of the reinsurance coverages we offer will likely involve claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to ultimate exposure to losses are an integral and necessary component of the process of estimating unpaid losses and LAE.  With respect to reinsurers, the inherent uncertainties of estimating unpaid losses and LAE are further exacerbated by the significant amount of time that often elapses between the occurrence of an insured loss, the reporting of that loss to the primary insurer and then to the reinsurer, and the primary insurer's payment of that loss to the insured and subsequent payment by the reinsurer to the primary insurer.  Unpaid losses and LAE are reviewed quarterly using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data and prevailing economic, social and legal factors.  Unpaid losses and LAE established in prior years are evaluated as loss experience develops and new information becomes available.  Adjustments to previously estimated unpaid losses and LAE are reflected in financial results in the periods in which they are made.

6.	Retrocessional Reinsurance

Reinsurance is the transfer of risk, by contract, from an insurance company to a reinsurer for consideration of premium.  Retrocessional reinsurance is reinsurance ceded by a reinsurer to another reinsurer, referred to as a retrocessionaire, to reinsure against all or a portion of its reinsurance written.  Retrocessional reinsurance agreements provide us with increased capacity to write larger risks, limit our maximum loss arising from any one occurrence and maintain our exposure to loss within our capital resources.  Retrocessional reinsurance contracts do not relieve us from our reinsurance obligations under our reinsurance contracts.  Failure of retrocessionaires to honor their obligations could result in losses to us.  Consequently, we have a contingent liability to the extent of any unpaid losses and LAE ceded to our retrocessionaires.  We evaluate the financial condition of our retrocessionaires and monitor concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the retrocessionaires to minimize our exposure to significant losses from retrocessionaire insolvencies.

During 2009, Platinum Bermuda entered into various industry loss warranty reinsurance agreements with third party retrocessionaires.  These reinsurance contracts provided retrocessional coverage for Platinum Bermuda for catastrophic events in North America and Europe.  During 2009, Platinum US obtained $5.9 million of excess-of-loss retrocession limit with respect to its crop business from third party retrocessionaires.

The following table sets forth the effects of retrocessional reinsurance on premiums, losses and LAE for the years ended December 31, 2009, 2008 and 2007 ($ in thousands):

	Assumed	Ceded	Net

As of and for the year ended December 31, 2009:
Premiums written	$924,674	26,840	$897,834
Premiums earned	964,677	27,341	937,336
Losses and LAE	494,312	15,970	478,342
Unpaid losses and LAE	2,349,336	14,328	2,335,008

As of and for the year ended December 31, 2008:
Premiums written	1,066,616	29,051	1,037,565
Premiums earned	1,142,305	27,509	1,114,796
Losses and LAE	723,876	5,643	718,233
Unpaid losses and LAE	2,463,506	11,461	2,452,045

As of and for the year ended December 31, 2007:
Premiums written	1,140,303	20,496	1,119,807
Premiums earned	1,193,894	20,806	1,173,088
Losses and LAE	646,992	(8,495)	655,487
Unpaid losses and LAE	$2,361,038	18,853	$2,342,185

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Inter-company Retrocessional Reinsurance Arrangements

In 2003, Platinum US entered into a quota share retrocession agreement with Platinum Bermuda on a risks-attaching basis, with various amendments made from time to time.  Platinum US continued its participation in its agreement with Platinum Bermuda until December 31, 2007.  Although the agreement was terminated on December 31, 2007, premiums associated with this agreement continued to be earned and retroceded in 2008 and 2009.  Under its quota share retrocession agreement, Platinum US retroceded approximately 1%, 13% and 49% of its business to Platinum Bermuda during the years ended December 31, 2009, 2008 and 2007, respectively.

Effective April 1, 2006, Platinum US and Platinum Bermuda entered into an excess-of-loss reinsurance agreement under which Platinum US provided $65.0 million of coverage in excess of $185.0 million with respect to international property business.  Effective January 1, 2008, Platinum US provided Platinum Bermuda with $75.0 million of coverage in excess of $275.0 million with respect to their European wind cover.  This agreement was terminated on August 5, 2008 and replaced with a reinsurance contract providing Platinum US with $50.0 million of cover per occurrence in excess of $30.0 million.  This agreement was renewed in 2009 with Platinum Bermuda providing $45.0 million in excess of $20.0 million with respect to catastrophe losses.

The following table sets forth a summary of the retroceded premiums earned and losses ceded related to the foregoing agreements between Platinum Bermuda and Platinum US for the years ended December 31, 2009, 2008 and 2007 ($ in thousands):

	2009	2008	2007

Retroceded by Platinum US to Platinum Bermuda:
Premiums earned	$37,433	202,792	$423,218
Incurred losses and LAE	(41,501)	132,427	273,418

Retroceded by Platinum Bermuda to Platinum US:
Premiums earned	–	1,875	1,623
Incurred losses and LAE	$–	–	$–

In 2003, Platinum UK entered into a 55% quota share retrocession agreement with Platinum Bermuda on a risks attaching basis with various amendments made from time to time.

During 2006, we expanded the scale and scope of Platinum Bermuda to become the principal carrier for our global catastrophe and financial lines reinsurance portfolios, and in 2007 we ceased underwriting reinsurance in Platinum UK.  Platinum UK filed a Scheme of Operations with the U.K. Financial Services Authority in 2007 that outlined actions for Platinum UK to become a non-underwriting operation and to return a significant portion of its capital to Platinum Holdings.  These actions included several agreements for the transfer of the net underwriting liabilities and administration of in-force contracts and related claims from Platinum UK to Platinum Bermuda as of January 1, 2007.  Among these agreements was a 100% loss portfolio transfer that replaced the previous 55% quota share retrocession agreement.  Pursuant to the loss portfolio transfer agreement, Platinum Bermuda received consideration of $80.0 million.  During 2007, after completing the loss portfolio transfer, we returned $155.0 million of the capital of Platinum UK to Platinum Holdings.

During 2008, Platinum UK received approval from the U.K. Financial Services Authority to implement a novation program.  The novation program sought the individual agreement of each of its cedants to novate the present and future liabilities arising under all contracts of reinsurance to Platinum Bermuda.  During 2009, Platinum UK completed the novation (or termination by other means) of all of its contracts, and the U.K. Financial Services Authority granted our application to withdraw Platinum UK’s insurance company license.

7.	Debt and Credit Facility

Debt

At December 31, 2009, Platinum Finance had outstanding an aggregate principal amount of $250.0 million of Series B 7.5% Notes due June 1, 2017 (the “Series B Notes”), unconditionally guaranteed by Platinum Holdings.  Interest is payable on the Series B Notes at a rate of 7.5% per annum on each June 1 and December 1.  Platinum Finance may redeem the Series B Notes, at its option, at any time in whole, or from time to time in part, prior to maturity, subject to a “make-whole” provision.  We have no current expectations of redeeming the Series B Notes prior to maturity.

Platinum Finance fully repaid $42.8 million of Series B 6.371% Senior Guaranteed Notes in November 2007 when they came due.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Credit Facility

At December 31, 2009, we had a $400.0 million facility (the “Credit Facility”) that consisted of a $150.0 million senior unsecured credit facility available for revolving borrowings and letters of credit and a $250.0 million senior secured credit facility available for letters of credit.  The unsecured line of credit generally is available for our working capital, liquidity and general corporate requirements and those of our subsidiaries.  The Credit Facility will expire on September 12, 2011.  Platinum Holdings and Platinum Finance guarantee the borrowings of our reinsurance subsidiaries under the Credit Facility.  The interest rate on borrowings under the Credit Facility is based on our election of either:  (1) LIBOR plus 37.5 basis points or (2) the higher of:  (a) the prime interest rate of the lead bank providing the Credit Facility, or (b) the federal funds rate plus 37.5 basis points.  The interest rate based on LIBOR would increase by up to 25.0 basis points should our senior unsecured debt credit rating decrease.  The Credit Facility requires us to satisfy various covenants, including several financial covenants.  As of December 31, 2009, we were in compliance with all covenants under the Credit Facility.

We had $144.1 million of letters of credit outstanding in favor of various ceding companies as of December 31, 2009.  Cash and cash equivalents of $17.0 million and investments with a fair value of $206.5 million as of December 31, 2009 were held in trust to collateralize secured letters of credit issued under the Credit Facility.  As of December 31, 2009, $150.0 million was available for borrowing on an unsecured basis and $105.9 million was available for letters of credit on a secured basis under the Credit Facility.

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

There is no withholding tax on dividends distributed from Platinum UK to Platinum Regency.  Under current Irish law, Platinum Regency is taxed at a 25% corporate income tax rate on non-trading income and a 12.5% corporate income tax rate on trading income.  There is no withholding tax on dividends distributed from Platinum Regency to Platinum Holdings.  Dividends or other distributions from Platinum Finance to Platinum Regency are subject to U.S. withholding tax and are based upon, among other items, cumulative taxable earnings and profits of Platinum Finance.  Certain distributions from our U.S. subsidiaries to Platinum Holdings are subject to U.S. withholding taxes at a rate of 30%.  We incurred U.S. withholding taxes of $0.6 million, $0.6 million, and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, associated with distributions from our U.S. subsidiaries to Platinum Regency and Platinum Holdings.

The income tax returns of our U.S. based subsidiaries that remain open to examination are for calendar years 2003 and forward.  The income tax returns of 2003 and 2004 are currently under examination by the U.S. Internal Revenue Service.

The following table presents our income before income tax expense for the years ended December 31, 2009, 2008 and 2007 by location ($ in thousands):

	2009	2008	2007

United States	$15,970	36,568	$63,710
Bermuda	365,521	201,976	303,129
Other	6,085	695	13,964
Income before income tax expense	$387,576	239,239	$380,803

The following table presents our current and deferred income tax expense for the years ended December 31, 2009, 2008 and 2007 ($ in thousands):

	2009	2008	2007

Current tax expense	$7,808	27,432	$37,037
Deferred tax benefit	(3,523)	(14,433)	(13,212)
Total	$4,285	12,999	$23,825

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

The following table presents a reconciliation of expected income tax expense, computed by applying a 35% income tax rate to income before income taxes, to income tax expense for the years ended December 31, 2009, 2008 and 2007 ($ in thousands):

	2009	2008	2007

Expected income tax expense at 35%	$135,652	83,734	$133,281
Effect of income or loss subject to tax at rates other than 35%	(127,579)	(71,029)	(112,768)
Tax exempt investment income	(6,129)	(4,071)	(1,460)
U.S. withholding taxes	600	600	175
Other, net	1,741	3,765	4,597
Income tax expense	$4,285	12,999	$23,825

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 ($ in thousands):

	2009	2008

Deferred tax assets:
Unpaid losses and LAE	$53,332	$51,548
Temporary differences in recognition of expenses	4,827	3,908
Unearned premiums	9,362	10,666
Deferred losses on investments	7,580	17,455
Other	–	1,055
Total deferred tax assets	75,101	84,632

Deferred tax liabilities:
Deferred acquisition costs	11,866	13,188
Other	142	–
Total deferred tax liabilities	12,008	13,188

Net deferred tax assets	$63,093	$71,444

Income tax assets and liabilities are recorded by offsetting assets and liabilities by tax jurisdiction.  The deferred tax assets and liabilities as of December 31, 2009 and 2008 were all related to U.S. income tax.  To evaluate the recoverability of the deferred tax assets, we consider the timing of the reversal of deferred income and expense items as well as the likelihood that we will generate sufficient taxable income to realize the future tax benefits.  We believe that it is more likely than not we will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and accordingly, no valuation allowance was established as of December 31, 2009 or 2008.

9.	Shareholders' Equity and Regulation

Platinum Holdings is authorized to issue up to 200,000,000 common shares, $0.01 par value, and 25,000,000 preferred shares, $0.01 par value.  We had 45,942,639 and 47,482,161 common shares outstanding as of December 31, 2009 and 2008, respectively.

In 2002, Platinum Holdings completed an initial public offering of common shares.  Concurrently, Platinum Holdings sold 6,000,000 common shares and issued options to purchase 6,000,000 common shares to The Travelers Companies, Inc., formerly The St. Paul Companies, Inc. (“Travelers”) and sold 3,960,000 common shares and issued options to purchase 2,500,000 common shares to RenaissanceRe Holdings Ltd. (“RenaissanceRe”), which have a ten-year term.  Travelers sold its 6,000,000 common shares in June 2004 and RenaissanceRe sold its 3,960,000 common shares in December 2005, in each case in public offerings.  The options were amended to provide that in lieu of paying the exercise price of $27.00 per share, any option exercise will be settled on a net share basis, which will result in Platinum Holdings issuing a number of common shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00, less the par value per share, multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

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

Our board of directors has authorized the repurchase of our common shares through a share repurchase program.  In accordance with the share repurchase program, we purchased 7,852,498 of our common shares in the open market at an aggregate amount of $252.3 million at a weighted average cost including commissions of $32.13 per share during the year ended December 31, 2009.  During the year ended December 31, 2008, we purchased 7,763,292 of our common shares in the open market at an aggregate amount of $266.6 million at a weighted average cost including commissions of $34.34 per share.  During the year ended December 31, 2007, we purchased 6,934,655 of our common shares in the open market at an aggregate amount of $240.7 million at a weighted average cost including commissions of $34.71 per share.  The shares we purchased were canceled.  Between January 1, 2010 and February 22, 2010, we purchased 428,400 of our common shares in the open market at an aggregate amount of $16.2 million at a weighted average cost including commissions of $37.83 per share.

Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a component of shareholders’ equity and includes net unrealized gains or losses on available-for-sale securities, reclassification adjustments for investment gains and losses on available-for-sale securities included in net income, cumulative effect of accounting change and foreign currency translation adjustments.  The components of other comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 are as follows ($ in thousands):

	2009	2008	2007

Before tax amounts:
Net change in unrealized holding gains and losses arising during the period	$191,432	(153,089)	$23,319
Less reclassification adjustments:
Net realized gains (losses) on investments	48,832	55,914	(1,267)
Net impairment losses on investments	(17,603)	(30,686)	(809)
Less: cumulative effect of accounting change	15,102	–	–
Foreign currency translation adjustments	–	–	(1,161)
Other comprehensive income (loss) before tax	145,101	(178,317)	24,234

Deferred income tax (expense) benefit on:
Net change in unrealized holding gains and losses arising during the period	(12,945)	8,564	(4,511)
Less reclassification adjustments:
Net realized gains (losses) on investments	(2,395)	(7,520)	121
Net impairment losses on investments	2,183	2,415	–
Less: cumulative effect of accounting change	(858)	–	–
Foreign currency translation adjustments	–	–	348
Deferred tax on other comprehensive income (loss)	(11,875)	13,669	(4,284)

Net of tax amounts:
Net change in unrealized holding gains and losses arising during the period	178,487	(144,526)	18,808
Less reclassification adjustments:
Net realized gains (losses) on investments	46,437	48,393	(1,146)
Net impairment losses on investments	(15,420)	(28,271)	(809)
Less: cumulative effect of accounting change	14,244	–	–
Foreign currency translation adjustments	–	–	(813)
Other comprehensive income (loss), net of tax	$133,226	(164,648)	$19,950

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Statutory Basis Equity, Income and Regulation

Our ability to pay dividends is subject to certain regulatory restrictions on the payment of dividends by our subsidiaries.  The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda and the United States.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by our reinsurance subsidiaries in 2010 without prior regulatory approval is estimated to be approximately $431.0 million.  The maximum amount available for payment of dividends or other distributions by Platinum US to Platinum Finance in 2010 without prior regulatory approval is approximately $38.6 million.  During the year ended December 31, 2009, dividends of $255.0 million were paid by Platinum Bermuda to Platinum Holdings, and dividends of $20.0 million were paid by Platinum US to Platinum Finance.

Our reinsurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities.  The differences between statutory basis financial statements and financial statements prepared in accordance with U.S. GAAP vary between jurisdictions.  The principal differences in Bermuda are that statutory financial statements do not reflect deferred acquisition costs, prepaid assets or fixed assets.  Also, reinsurance assets and liabilities are presented net of retrocessional reinsurance and there is no cash flow statement.  The principal differences in the U.S. are that statutory financial statements do not reflect deferred acquisition costs, bonds are generally carried at amortized cost, deferred income tax is charged or credited directly to equity (subject to limitations) and reinsurance assets and liabilities are presented net of retrocessional reinsurance.  We have not used any statutory accounting practices that are not prescribed.  The combined statutory capital and surplus and statutory net income as reported to relevant regulatory authorities for our reinsurance subsidiaries were as follows ($ in thousands):

	(Unaudited) 2009	2008	2007

Statutory capital and surplus:
Bermuda	$1,569,596	1,316,265	$1,494,032
United States	586,269	574,073	547,963
United Kingdom	–	20,880	26,278
Total statutory capital and surplus	2,155,865	1,911,218	2,068,273

Statutory net income:
Bermuda	390,991	227,156	311,401
United States	28,559	14,955	51,085
United Kingdom	–	2,439	3,826
Total statutory net income	$419,550	244,550	$366,312

10.	Earnings Per Common Share

Following is a reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2009, 2008 and 2007 ($ in thousands, except per share data):

	Net Income	Weighted Average Shares Outstanding	Earnings Per Share

Year Ended December 31, 2009:
Basic earnings per common share:
Net income attributable to common shareholders	$381,990	49,535	$7.71
Effect of dilutive securities:
Common share options, restricted common shares and restricted share units	–	2,024
Conversion of preferred shares	–	756
Preferred share dividends	1,301	–
Adjusted net income for diluted earnings per common share	$383,291	52,315	$7.33

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	Net Income	Weighted Average Shares Outstanding	Earnings Per Share

Year Ended December 31, 2008:
Basic earnings per common share:
Net income attributable to common shareholders	$215,832	49,310	$4.38
Effect of dilutive securities:
Common share options, restricted common shares and restricted share units	–	2,368
Conversion of preferred shares	–	5,177
Preferred share dividends	10,408	–
Adjusted net income for diluted earnings per common share	$226,240	56,855	$3.98

Year Ended December 31, 2007:
Basic earnings per common share:
Net income attributable to common shareholders	$346,570	58,631	$5.91
Effect of dilutive securities:
Common share options, restricted common shares and restricted share units	–	2,656
Conversion of preferred shares	–	5,117
Preferred share dividends	10,408	–
Adjusted net income for diluted earnings per common share	$356,978	66,404	$5.38

11.	Share Incentive Compensation and Employee Benefit Plans

Share Incentive Compensation

We have a share incentive plan under which our key employees and directors may be granted options, restricted shares, share units, share appreciation rights, or other rights to acquire shares.  Our 2006 share incentive plan provides for the granting of up to an aggregate of 5,500,000 common shares to employees and directors at a fair market value per share or exercise price equal to the closing price of our common shares on the date immediately preceding the date of the grant.  Share incentive plan awards are granted periodically.  Option awards generally vest pro-rata over a four year period.  Share unit awards granted in 2008 and prior generally vest in equal installments on the third and fourth anniversaries of the grant date and share unit awards granted subsequent to 2008 vest pro-rata over a four year period.  The common shares issuable under the share incentive plan will be made available from authorized but unissued common shares.  Option awards generally expire ten years from the date of grant.

The following summary sets forth common share option activity for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands, except per share exercise prices):

	As of and for the years ended
	December 31, 2009		December 31, 2008		December 31, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – beginning of the year	2,574	$30.48	2,926	$26.22	3,466	$24.20
Granted	–	–	833	35.17	546	34.41
Exercised	274	24.63	1,138	22.80	1,004	23.34
Forfeited	62	33.22	47	33.81	82	30.69
Outstanding - end of the year	2,238	$31.12	2,574	$30.48	2,926	$26.22

Options exercisable at year-end	1,745		1,754		2,125
Weighted average exercise price of options exercisable at year-end		$30.33		$29.01		$23.63

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2008 and 2007:

	2008	2007

Dividend yield	1.0%	1.1%
Risk free interest rate	2.2%	4.6%
Expected volatility	23.0%	20.5%
Expected option life	2.6 years	5.5 years

Weighted average grant fair value	$4.91	$9.09

There were no options granted in 2009.

The weighted average remaining contractual terms of all outstanding options and options exercisable were 4.5 years and 3.6 years, respectively, as of December 31, 2009.  As of December 31, 2009, there was $4.1 million of unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 0.9 years.  The following table presents the values of the options exercised and vested during the years ended December 31, 2009, 2008 and 2007 ($ in thousands):

	Years ended December 31,
	2009	2008	2007

Intrinsic value of options exercised (1)	$2,949	14,702	$10,962
Fair value of options exercised (2)	2,117	8,133	7,353
Fair value of options vested (2)	$2,544	3,987	$1,830

(1)	Represents the difference between the market value and exercise price on the date of exercise.

(2)	Based on the Black-Scholes option pricing model.

Our computation of expected volatility is based on 5 years of historical volatility using daily price observations.  Our computation of expected option life is based on historical data analysis of exercises, forfeitures, and post-vest cancellations.  The forfeitures are used to determine the outstanding pool of options and do not affect the expected term calculation (either historical or projected).  The exercises and post-vest cancellations are used to calculate the time between grant and settlement date (exercise date or post-vest cancel date), and then weighted by the shares settled (options exercised or canceled).

Upon vesting, each restricted share unit converts to one share of common stock.  The following summary sets forth restricted share unit activity for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands, except grant date fair value):

	As of and for the years ended
	December 31, 2009		December 31, 2008		December 31, 2007
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value

Outstanding – beginning of the year	332	$33.31	288	$32.76	181	$30.66
Granted	151	28.81	104	34.05	160	34.42
Converted	69	31.37	43	31.52	36	30.28
Forfeited	15	32.90	17	33.01	17	31.35
Outstanding - end of the year	399	$31.96	332	$33.31	288	$32.76

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

The total fair value of restricted share units converted during the years ended December 31, 2009, 2008 and 2007 was $2.2 million, $1.4 million and $1.1 million, respectively.  As of December 31, 2009, there was $12.8 million of unrecognized compensation cost related to restricted share unit awards that is expected to be recognized over a weighted-average period of 1.2 years.

During 2009, 2008 and 2007 we granted 119,462, 80,430 and 81,984 restricted share units, respectively, to certain executive officers under our long-term incentive plan.  The grant date fair value of the restricted share units was $3.4 million, $2.7 million and $2.8 million in 2009, 2008 and 2007, respectively.  These restricted share units are settled in common shares at the completion of the performance period or upon termination of employment on a prorated basis.  The performance period is generally three years, beginning with the grant year, and the actual number of common shares that each participant receives varies based on the average return on equity in the performance period.  An average return on equity of 18% or more results in a settlement of 200% of the initial award in common shares and an average return on equity of less than 6% reduces the award to zero.  An average return on equity between 6% and 18% results in a settlement of 0% to 200% of the initial award in common shares determined through straight line interpolation.  Share-based compensation expense related to these awards was $6.5 million, $4.1 million and $3.2 million in 2009, 2008 and 2007, respectively, and was based on estimates as of December 31, 2009, 2008 and 2007 of the average return on equity for the related performance periods.  As of December 31, 2009, there was $5.1 million of estimated unrecognized compensation cost related to these awards which is expected to be recognized over a weighted average period of 1.7 years.

During 2005, we granted variable long-term incentive awards to certain executive officers which had a grant date fair value of $1.8 million.  The settlement values of the awards are based on a percentage of the recipients’ average salary over a five-year performance period, beginning in the grant year, and a multiplier of 0% to 200%, based on the average return on equity in the five-year period, determined through straight line interpolation.  The Company recognized $0.8 million, $0.1 million, and $0.3 million of share-based compensation expense related to these awards in 2009, 2008 and 2007, respectively, based on the estimated settlement value as of each year end.  As of December 31, 2009, there was no unrecognized compensation cost related to these awards.

We granted 65,682 and 245,000 restricted shares in 2009 and 2008, respectively.  There were no restricted shares granted in 2007.  The restricted shares granted in 2009 vest in equal installments after approximately three and four years of service and restricted shares granted in 2008 vest over a three-year period.  The fair value of restricted shares at the grant date was $2.4 million and $8.7 million in 2009 and 2008, respectively.  During 2009, 106,549 restricted shares vested.  As of December 31, 2009, there were 229,017 unvested restricted shares and $8.2 million of related unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.6 years.

For years prior to 2009, members of our board of directors received all or a portion of their directors’ fees in the form of share units.  In October 2008, the share unit plan for nonemployee directors was amended to provide that director fees for services performed after December 31, 2008 are paid in cash.  In 2009, 2008 and 2007, we granted 5,832, 25,255 and 22,593 restricted share units, respectively, to members of our board of directors under our share unit plan for nonemployee directors.  The grant date fair values of the share units were $0.2 million, $0.9 million and $0.8 million in 2009, 2008 and 2007, respectively, and we recognized the full amount as share based compensation in the respective years.  Restricted share units granted to nonemployee directors in 2009 related to director fees for services performed in 2008.  These awards are fully vested at the grant date and are settled in common shares or cash 5 years from the grant date or, if earlier, when the participant ceases to be a member of the board of directors.  As of December 31, 2009, there was no unrecognized compensation cost related to the share units granted to our board of directors.

The following table provides the total share-based compensation expense recognized during the year ended December 31, 2009 ($ in thousands):

Share-based compensation expense	$16,463
Tax benefit	(2,267)
Share-based compensation expense, net of tax	$14,196

Defined Contribution Plan

The Company provides pension benefits to employees through defined contribution plans whereby the Company contributes a portion of each employee’s gross salary each month and the employee may make a matching contribution.  The defined contribution plans consist of plans in the United States, Bermuda and the UK.  Expenses related to the defined contribution plans were $2.3 million, $1.9 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

12.	Related Party Transactions and Agreements

Platinum US had a consulting agreement with SHN Enterprises, Inc. (“SHN”) and Steven H. Newman, the President of SHN, with an original term from November 1, 2005 to November 1, 2008.  The President of SHN was the chairman of our Board of Directors until April 23, 2008, at which time he retired from the Board of Directors.  Simultaneously with his retirement, this consulting agreement was terminated, and a new two year consulting agreement dated March 3, 2008 was entered between Platinum US and SHN.  SHN is engaged as a consultant to Platinum US and performs services as are reasonably requested by Platinum US.  Expenses incurred pursuant to the agreements with SHN in 2009, 2008 and 2007 were approximately $0.5 million, $0.6 million and $0.5 million, respectively.  Platinum Holdings entered into a nonqualified share option agreement with the former chairman, under the terms of which he was granted on April 23, 2008 a fully vested option for the purchase of 500,000 common shares at an exercise price of $36.00 per share.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

13.	Operating Segment Information

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets.  This operating segment includes property reinsurance, crop reinsurance and marine and aviation reinsurance.  The Property and Marine operating segment includes reinsurance contracts that are either catastrophe excess-of-loss, per-risk excess-of-loss or proportional contracts.  The Casualty operating segment includes reinsurance contracts that cover general and product liability, professional liability, accident and health, umbrella liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, and political risk.  We generally seek to write casualty reinsurance on an excess-of-loss basis.  We write proportional casualty reinsurance contracts on an opportunistic basis.  The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our downside risk, reinsurance contracts that we classify as finite risk provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products.  The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.

In managing our operating segments, we use measures such as net underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, net realized gains and losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses by segment.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of underwriting income to income before income tax expense for the years ended December 31, 2009, 2008 and 2007 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

Year ended December 31, 2009:
Net premiums written	$517,011	356,488	24,335	$897,834

Net premiums earned	528,488	388,901	19,947	937,336
Net losses and LAE	250,646	226,511	1,185	478,342
Net acquisition expenses	66,992	88,841	20,586	176,419
Other underwriting expenses	37,331	25,644	1,412	64,387
Segment net underwriting income (loss)	$173,519	47,905	(3,236)	218,188

Net investment income				163,941
Net realized gains on investments				78,630
Net impairment losses				(17,603)
Net changes in fair value of derivatives				(9,741)
Net foreign currency exchange gains				399
Other income				3,084
Corporate expenses not allocated to segments				(30,295)
Interest expense				(19,027)
Income before income tax expense				$387,576

Ratios:
Net loss and LAE	47.4%	58.2%	5.9%	51.0%
Net acquisition expense	12.7%	22.8%	103.2%	18.8%
Other underwriting expense	7.1%	6.6%	7.1%	6.9%
Combined	67.2%	87.6%	116.2%	76.7%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	Property and Marine	Casualty	Finite Risk	Total

Year ended December 31, 2008:
Net premiums written	$593,087	430,084	14,394	$1,037,565

Net premiums earned	599,110	503,300	12,386	1,114,796
Net losses and LAE	397,200	337,051	(16,018)	718,233
Net acquisition expenses	90,816	125,934	25,965	242,715
Other underwriting expenses	38,492	23,982	1,270	63,744
Segment net underwriting income	$72,602	16,333	1,169	90,104

Net investment income				186,574
Net realized gains on investments				57,254
Net impairment losses				(30,686)
Net changes in fair value of derivatives				(14,114)
Net foreign currency exchange losses				(6,760)
Other income				337
Corporate expenses not allocated to segments				(24,464)
Interest expense				(19,006)
Income before income tax expense				$239,239

Ratios:
Net loss and LAE	66.3%	67.0%	(129.3%)	64.4%
Net acquisition expense	15.2%	25.0%	209.6%	21.8%
Other underwriting expense	6.4%	4.8%	10.3%	5.7%
Combined	87.9%	96.8%	90.6%	91.9%

Year ended December 31, 2007:
Net premiums written	$505,010	584,605	30,192	$1,119,807

Net premiums earned	502,291	637,856	32,941	1,173,088
Net losses and LAE	195,398	444,701	15,388	655,487
Net acquisition expenses	68,351	145,969	6,010	220,330
Other underwriting expenses	42,422	29,194	2,696	74,312
Segment net underwriting income	$196,120	17,992	8,847	222,959

Net investment income				214,222
Net realized losses on investments				(413)
Net impairment losses				(809)
Net changes in fair value of derivatives				(5,007)
Net foreign currency exchange gains				2,775
Other expense				(2,173)
Corporate expenses not allocated to segments				(29,281)
Interest expense				(21,470)
Income before income tax expense				$380,803

Ratios:
Net loss and LAE	38.9%	69.7%	46.7%	55.9%
Net acquisition expense	13.6%	22.9%	18.2%	18.8%
Other underwriting expense	8.4%	4.6%	8.2%	6.3%
Combined	60.9%	97.2%	73.1%	81.0%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

The following table presents our net premiums written for the years ended December 31, 2009, 2008 and 2007 by geographic location of the ceding company ($ in thousands):

	2009	2008	2007

United States	$690,483	756,933	$835,459
International	207,351	280,632	284,348
Total	$897,834	1,037,565	$1,119,807

14.	Commitments and Contingencies

Lease Commitments

The following table presents our future minimum annual lease commitments under various non-cancelable operating leases for our office facilities ($ in thousands):

Years Ending December 31,

2010	$2,818
2011	2,675
2012	1,934
2013	1,451
Total	$8,878

Rent expense was $2.7 million, $2.6 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Contingencies

In November and December 2004, we received subpoenas from the SEC and the Office of the Attorney General for the State of New York for documents and information relating to certain non-traditional, or loss mitigation, insurance products.  On June 14, 2005, we received a grand jury subpoena from the United States Attorney for the Southern District of New York requesting documents relating to our finite reinsurance products.  We have fully cooperated in responding to all such requests and have not had any contact with the SEC, the New York Attorney General’s Office or the United States Attorney for the Southern District of New York with respect to these investigations since November 2005.  We are unable to predict the direction the investigation will take and the impact, if any, it may have on our business.

Litigation

In the normal course of business, we may become involved in various claims and legal proceedings.  We are not currently aware of any pending or threatened material litigation or arbitration other than in the ordinary course of our reinsurance business, none of which is expected to have a material adverse effect on our results of operations or financial condition.

15.	Quarterly Financial Data (Unaudited)

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2009 and 2008 is unaudited.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown ($ in thousands, except per share data):

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Net premiums earned	$247,752	232,462	229,538	$227,584
Net investment income	34,246	44,077	44,747	40,871
Net losses and LAE	144,164	124,945	99,240	109,993
Net acquisition expenses	40,156	38,338	50,009	47,916
Operating expenses	20,868	22,906	25,210	25,698

Net income attributable to common shareholders	83,621	98,130	109,468	90,771

Earnings per common share:
Basic	1.69	1.94	2.20	1.88
Diluted	$1.58	1.90	2.10	$1.76

Average common shares outstanding:
Basic	49,521	50,580	49,660	48,294
Diluted	53,702	51,594	52,039	51,467

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Net premiums earned	$301,851	257,982	280,725	$274,238
Net investment income	49,062	46,932	48,043	42,537
Net losses and LAE	160,203	93,392	270,863	193,775
Net acquisition expenses	60,542	66,137	56,320	59,716
Operating expenses	21,690	25,100	21,153	20,265

Net income (loss) attributable to common shareholders	102,569	99,755	(47,942)	61,450

Earnings (loss) per common share:
Basic	1.97	2.06	(0.99)	1.30
Diluted	$1.76	1.82	(0.99)	$1.18

Average common shares outstanding:
Basic	52,104	48,468	48,260	47,363
Diluted	59,874	56,097	48,260	54,498

16.	Subsequent Events

The Company has evaluated subsequent events up to and including February 24, 2010, the date of issuance of the audited consolidated financial statements.

17.	Condensed Consolidating Financial Information

Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary of Platinum Regency.  The outstanding Series B Notes issued by Platinum Finance, due June 1, 2017, are fully and unconditionally guaranteed by Platinum Holdings.  Platinum Finance had Series B 6.371% Notes outstanding which were due and fully repaid on November 16, 2007.

The tables below present the condensed consolidating balance sheets as of December 31, 2009 and 2008, and the condensed consolidating statements of operations and the condensed consolidating statements of cash flows for the years ended December 31, 2009, 2008 and 2007 of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings ($ in thousands):

Condensed Consolidating Balance Sheet December 31, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	26,426	3,660,439	–	$3,686,865
Investment in subsidiaries	2,023,276	546,946	341,627	(2,911,849)	–
Cash and cash equivalents	49,448	7,655	625,681	–	682,784
Reinsurance assets	–	–	424,527	–	424,527
Other assets	13,649	6,265	210,963	(3,475)	227,402
Total assets	$2,086,373	587,292	5,263,237	(2,915,324)	$5,021,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,620,406	–	$2,620,406
Debt obligations	–	250,000	–	–	250,000
Other liabilities	8,642	1,641	66,633	(3,475)	73,441
Total liabilities	8,642	251,641	2,687,039	(3,475)	2,943,847

Shareholders’ Equity
Common shares	459	–	6,250	(6,250)	459
Additional paid-in capital	883,425	212,608	1,883,156	(2,095,764)	883,425
Accumulated other comprehensive loss	(70,005)	(7,439)	(77,490)	84,929	(70,005)
Retained earnings	1,263,852	130,482	764,282	(894,764)	1,263,852
Total shareholders’ equity	2,077,731	335,651	2,576,198	(2,911,849)	2,077,731

Total liabilities and shareholders’ equity	$2,086,373	587,292	5,263,237	(2,915,324)	$5,021,578

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Condensed Consolidating Balance Sheet December 31, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	2,140	3,444,782	–	$3,446,922
Investment in subsidiaries	1,736,321	518,682	302,500	(2,557,503)	–
Cash and cash equivalents	66,325	10,468	736,224	–	813,017
Reinsurance assets	–	–	517,846	–	517,846
Other assets	14,158	2,652	132,568	–	149,378
Total assets	$1,816,804	533,942	5,133,920	(2,557,503)	$4,927,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,807,947	–	$2,807,947
Debt obligations	–	250,000	–	–	250,000
Other liabilities	7,407	2,412	50,000	–	59,819
Total liabilities	7,407	252,412	2,857,947	–	3,117,766

Shareholders’ Equity
Preferred shares	57	–	–	–	57
Common shares	475	–	6,250	(6,250)	475
Additional paid-in capital	1,114,135	194,264	1,898,582	(2,092,846)	1,114,135
Accumulated other comprehensive loss	(188,987)	(27,899)	(216,870)	244,769	(188,987)
Retained earnings	883,717	115,165	588,011	(703,176)	883,717
Total shareholders' equity	1,809,397	281,530	2,275,973	(2,557,503)	1,809,397

Total liabilities and shareholders’ equity	$1,816,804	533,942	5,133,920	(2,557,503)	$4,927,163

Consolidating Statement of Operations For the Year Ended December 31, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	937,336	–	$937,336
Net investment income	54	141	163,746	–	163,941
Net realized gains on investments	–	1	78,629	–	78,630
Net impairment losses on investments	–	–	(17,603)	–	(17,603)
Other income (expense)	4,724	–	(1,640)	–	3,084
Total revenue	4,778	142	1,160,468	–	1,165,388

Expenses:
Net losses and loss adjustment expenses	–	–	478,342	–	478,342
Net acquisition expenses	–	–	176,419	–	176,419
Net changes in fair value of derivatives	–	–	9,741	–	9,741
Operating expenses	29,640	371	64,671	–	94,682
Net foreign currency exchange losses	–	–	(400)	1	(399)
Interest expense	–	19,027	–	–	19,027
Total expenses	29,640	19,398	728,773	1	777,812

Income (loss) before income tax expense (benefit)	(24,862)	(19,256)	431,695	(1)	387,576
Income tax expense (benefit)	600	(6,684)	10,369	–	4,285

Income (loss) before equity in earnings of subsidiaries	(25,462)	(12,572)	421,326	(1)	383,291
Equity in earnings of subsidiaries	408,753	26,295	14,106	(449,154)	–

Net income	383,291	13,723	435,432	(449,155)	383,291
Preferred dividends	1,301	–	–	–	1,301

Net income attributable to common shareholders	$381,990	13,723	435,432	(449,155)	$381,990

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Consolidating Statement of Operations For the Year Ended December 31, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	1,114,796	–	$1,114,796
Net investment income	1,644	594	184,336	–	186,574
Net realized gains on investments	–	52	57,202	–	57,254
Net impairment losses on investments	–	–	(30,686)	–	(30,686)
Other income (expense)	2,390	–	(2,053)	–	337
Total revenue	4,034	646	1,323,595	–	1,328,275

Expenses:
Net losses and loss adjustment expenses	–	–	718,233	–	718,233
Net acquisition expenses	–	–	242,715	–	242,715
Net changes in fair value of derivatives	–	–	14,114	–	14,114
Operating expenses	23,937	358	63,913	–	88,208
Net foreign currency exchange losses	–	–	6,760	–	6,760
Interest expense	–	19,006	–	–	19,006
Total expenses	23,937	19,364	1,045,735	–	1,089,036

Income (loss) before income tax expense (benefit)	(19,903)	(18,718)	277,860	–	239,239
Income tax expense (benefit)	600	(6,149)	18,548	–	12,999

Income (loss) before equity in earnings of subsidiaries	(20,503)	(12,569)	259,312	–	226,240
Equity in earnings of subsidiaries	246,743	38,233	20,305	(305,281)	–

Net income	226,240	25,664	279,617	(305,281)	226,240
Preferred dividends	10,408	–	–	–	10,408

Net income attributable to common shareholders	$215,832	25,664	279,617	(305,281)	$215,832

Consolidating Statement of Operations For the Year Ended December 31, 2007	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	1,173,088	–	$1,173,088
Net investment income	6,449	2,348	205,425	–	214,222
Net realized losses on investments	–	–	(413)	–	(413)
Net impairment losses on investments	–	–	(809)	–	(809)
Other income (expense)	4,167	–	(6,340)	–	(2,173)
Total revenue	10,616	2,348	1,370,951	–	1,383,915

Expenses:
Net losses and loss adjustment expenses	–	–	655,487	–	655,487
Net acquisition expenses	–	–	220,330	–	220,330
Net changes in fair value of derivatives	–	–	5,007	–	5,007
Operating expenses	28,693	361	74,539	–	103,593
Net foreign currency exchange gains	–	–	(2,775)	–	(2,775)
Interest expense	–	21,470	–	–	21,470
Total expenses	28,693	21,831	952,588	–	1,003,112

Income (loss) before income tax expense (benefit)	(18,077)	(19,483)	418,363	–	380,803
Income tax expense (benefit)	2,400	(6,665)	28,090	–	23,825

Income (loss) before equity in earnings of subsidiaries	(20,477)	(12,818)	390,273	–	356,978
Equity in earnings of subsidiaries	377,455	52,111	52,115	(481,681)	–

Net income	356,978	39,293	442,388	(481,681)	356,978
Preferred dividends	10,408	–	–	–	10,408

Net income attributable to common shareholders	$346,570	39,293	442,388	(481,681)	$346,570

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the Year Ended December 31, 2009	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(7,638)	(17,008)	501,843	–	$477,197

Investing Activities:
Proceeds from sale of available-for-sale securities	–	–	1,538,633	–	1,538,633
Proceeds from sale of subsidiary shares	–	–	15,377	(15,377)	–
Purchase of subsidiary shares	–	–	(18,367)	18,367	–
Proceeds from maturity or paydown of available-for-sale securities	–	757	434,126	–	434,883
Proceeds from sale of trading securities	–	–	153,223	–	153,223
Acquisition of available-for-sale securities	–	(9,985)	(2,351,328)	–	(2,361,313)
Acquisition of trading securities	–	–	(164,748)	–	(164,748)
Increase in short-term investments	–	(14,944)	63,977	–	49,033
Dividends from subsidiaries	255,000	20,000	–	(275,000)	–
Net cash provided by (used in) investing activities	255,000	(4,172)	(329,107)	(272,010)	(350,289)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	–	–	–	(2,602)
Dividends paid to common shareholders	(16,099)	–	(275,000)	275,000	(16,099)
Proceeds from exercise of share options	6,759	–	–	–	6,759
Purchase of common shares	(252,296)	–	(15,377)	15,377	(252,296)
Proceeds from common share issuance	–	18,367	–	(18,367)	–
Net cash provided by (used in) financing activities	(264,238)	18,367	(290,377)	272,010	(264,238)

Effect of foreign currency exchange rate changes on cash	–	–	7,097	–	7,097
Net decrease in cash and cash equivalents	(16,876)	(2,813)	(110,544)	–	(130,233)
Cash and cash equivalents at beginning of year	66,325	10,468	736,224	–	813,017

Cash and cash equivalents at end of year	$49,449	7,655	625,680	–	$682,784

Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the year ended December 31, 2008	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(11,470)	(12,479)	152,848	–	$128,899

Investing Activities:
Proceeds from sale of available-for-sale securities	–	1,970	1,534,781	–	1,536,751
Proceeds from maturity or paydown of available-for-sale securities	–	2,629	960,131	–	962,760
Acquisition of available-for-sale securities	–	–	(2,557,648)	–	(2,557,648)
Proceeds from sale of preferred stock	–	–	120	–	120
Increase in short-term investments	–	–	(59,251)	–	(59,251)
Dividends from subsidiaries	305,000	–	–	(305,000)	–
Net cash provided by (used in) investing activities	305,000	4,599	(121,867)	(305,000)	(117,268)

Financing Activities:
Dividends paid to preferred shareholders	(10,408)	–	–	–	(10,408)
Dividends paid to common shareholders	(15,770)	–	(305,000)	305,000	(15,770)
Proceeds from exercise of share options	25,941	–	–	–	25,941
Purchase of common shares	(266,561)	–	–	–	(266,561)
Net cash used in financing activities	(266,798)	–	(305,000)	305,000	(266,798)

Effect of foreign currency exchange rate changes on cash	–	–	(8,095)	–	(8,095)
Net increase (decrease) in cash and cash equivalents	26,732	(7,880)	(282,114)	–	(263,262)
Cash and cash equivalents at beginning of year	39,593	18,348	1,018,338	–	1,076,279

Cash and cash equivalents at end of year	$66,325	10,468	736,224	–	$813,017

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the year ended December 31, 2007	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(10,170)	(12,889)	464,614	–	$441,555

Investing Activities:
Proceeds from sale of available-for-sale securities	–	4,708	243,633	–	248,341
Proceeds from maturity or paydown of available-for-sale securities	–	76	1,453,611	–	1,453,687
Acquisition of available-for-sale securities	–	–	(1,650,626)	–	(1,650,626)
Proceeds from sale of other invested asset	–	–	4,745	–	4,745
Increase in short-term investments	–	–	14,035	–	14,035
Dividends from subsidiaries	190,000	30,000	–	(220,000)	–
Net cash provided by (used in) investing activities	190,000	34,784	65,398	(220,000)	70,182

Financing Activities:
Dividends paid to preferred shareholders	(10,408)	–	–	–	(10,408)
Dividends paid to common shareholders	(18,632)	–	(220,000)	220,000	(18,632)
Proceeds from exercise of share options	23,435	–	–	–	23,435
Purchase of common shares	(240,672)	–	–	–	(240,672)
Repayment of debt obligations	–	(42,840)	–	–	(42,840)
Net cash used in financing activities	(246,277)	(42,840)	(220,000)	220,000	(289,117)

Effect of foreign currency exchange rate changes on cash	–	–	2,007	–	2,007
Net increase (decrease) in cash and cash equivalents	(66,447)	(20,945)	312,019	–	224,627
Cash and cash equivalents at beginning of year	106,040	39,293	706,319	–	851,652

Cash and cash equivalents at end of year	$39,593	18,348	1,018,338	–	$1,076,279

Platinum Underwriters Holdings, Ltd. and Subsidiaries

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided elsewhere in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

Under date of February 24, 2010, we reported on the consolidated balance sheet of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2009, which are included in the December 31, 2009 annual report on Form 10-K.  In connection with our audit of the aforementioned consolidated financial statements, we also audited the 2009 information on the related consolidated financial statement schedules appearing on pages S-4 through S-9 of the Form 10-K.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments of debt securities in 2009.

/s/ KPMG

Hamilton, Bermuda
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

Under date of February 26, 2009, we reported on the consolidated balance sheet of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2008 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2008, which are included in the December 31, 2008 annual report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the 2008 and 2007 information on the related consolidated financial statement schedules appearing on pages S-5 through S-9 of the Form 10-K.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 26, 2009

SCHEDULE I

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
As of December 31, 2009
($ in thousands)

	Cost*	Fair Value	Amount at which shown in Balance Sheet

Fixed maturity securities:
Bonds:
U.S. Government and government agencies and authorities	$1,281,213	1,274,624	$1,274,624
State, municipalities and political subdivisions	686,316	699,039	699,039
Foreign governments	663,919	678,748	678,748
Foreign corporate	119,101	123,797	123,797
Public utilities	116,193	120,053	120,053
All other corporate	859,765	760,357	760,357
Total bonds	3,726,507	3,656,618	3,656,618
Redeemable preferred stock	−	−	−
Total fixed maturity securities	3,726,507	3,656,618	3,656,618
Preferred stock	1,879	3,897	3,897
Other long term investments	−	−	–
Short-term investments	26,350	26,350	26,350
Total investments	$3,754,736	3,686,865	$3,686,865

*Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums and discounts.

See accompanying report of the independent auditors.

SCHEDULE II

Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Balance Sheets
December 31, 2009 and 2008
($ in thousands, except share data)

	2009	2008

ASSETS
Investments in subsidiaries	$2,023,276	$1,736,321
Cash and cash equivalents	49,448	66,325
Other assets	13,649	14,158
Total assets	$2,086,373	$1,816,804

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities
Other liabilities	$8,642	$7,407
Total liabilities	8,642	7,407

Shareholders' equity
Preferred shares, $.01 par value, 25,000,000 shares authorized, none and 5,750,000 shares issued and outstanding, respectively	–	57
Common shares, $.01 par value, 200,000,000 shares authorized, 45,942,639 and 47,482,161 shares issued and outstanding, respectively	459	475
Additional paid-in capital	883,425	1,114,135
Accumulated other comprehensive loss	(70,005)	(188,987)
Retained earnings	1,263,852	883,717
Total shareholders' equity	2,077,731	1,809,397

Total liabilities and shareholders' equity	$2,086,373	$1,816,804

See accompanying report of the independent auditors.

SCHEDULE II, continued

Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2009, 2008 and 2007
($ in thousands)

	2009	2008	2007

Revenue:
Net investment income	$54	1,644	$6,449
Other income	4,724	2,390	4,167
Total revenue	4,778	4,034	10,616

Expenses:
Operating expenses	29,640	23,937	28,693
Total expenses	29,640	23,937	28,693

Loss before income taxes	(24,862)	(19,903)	(18,077)
Income tax expense	600	600	2,400

Net loss before equity in earnings of subsidiaries	(25,462)	(20,503)	(20,477)
Equity in earnings of subsidiaries	408,753	246,743	377,455

Net income	383,291	226,240	356,978
Preferred dividends	1,301	10,408	10,408

Net income attributable to common shareholders	$381,990	215,832	$346,570

See accompanying report of the independent auditors.

SCHEDULE II, continued

Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007
($ in thousands)

	2009	2008	2007

Operating Activities:
Net loss before equity in earnings of subsidiaries	$(25,462)	(20,503)	$(20,477)
Adjustments to reconcile net income to net cash provided in operations:
Share-based compensation	6,865	7,057	4,895
Depreciation and amortization	403	445	269
Other, net	10,556	1,531	5,143
Net cash used in operating activities	(7,638)	(11,470)	(10,170)

Investing Activities:
Dividends from subsidiaries	255,000	305,000	190,000
Net cash provided by investing activities	255,000	305,000	190,000

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	(10,408)	(10,408)
Dividends paid to common shareholders	(16,099)	(15,770)	(18,632)
Proceeds from exercise of share options	6,759	25,941	23,435
Purchase of common shares	(252,296)	(266,561)	(240,672)
Net cash used in financing activities	(264,238)	(266,798)	(246,277)

Net increase (decrease) in cash and cash equivalents	(16,876)	26,732	(66,447)
Cash and cash equivalents at beginning of year	66,325	39,593	106,040

Cash and cash equivalents at end of year	$49,449	66,325	$39,593

See accompanying report of the independent auditors.

SCHEDULE III

Platinum Underwriters Holdings, Ltd.
Supplementary Insurance Information
($ in thousands)

Period	Deferred policy acquisition costs	Net unpaid losses and loss adjustment expenses	Net unearned premiums	Other policy claims and benefits payable	Net earned premium	Net investment income	Net losses and loss adjustment expenses incurred	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums

Year ended December 31, 2009:
Property and Marine	$6,840	470,288	32,194		528,488		250,646	48,815		$517,011
Casualty	31,854	1,753,160	130,174		388,901		226,511	71,270		356,488
Finite Risk	1,733	111,560	7,771		19,947		1,185	13,553		24,335
Total	40,427	2,335,008	170,139	–	937,336	163,941	478,342	133,638	30,295	897,834

Year ended December 31, 2008:
Property and Marine	8,816	527,844	42,739		599,110		397,200	62,889		593,087
Casualty	41,009	1,754,386	161,871		503,300		337,051	102,868		430,084
Finite Risk	894	169,815	3,383		12,386		(16,018)	16,861		14,394
Total	50,719	2,452,045	207,993	–	1,114,796	186,574	718,233	182,618	24,464	1,037,565

Year ended December 31, 2007:
Property and Marine	10,779	432,268	50,002		502,291		195,398	46,330		505,010
Casualty	59,393	1,700,597	237,752		637,856		444,701	113,916		584,605
Finite Risk	336	209,320	1,375		32,941		15,388	3,809		30,192
Total	$70,508	2,342,185	289,129	–	1,173,088	214,222	655,487	164,055	29,281	$1,119,807

See accompanying report of the independent auditors.

SCHEDULE IV

Platinum Underwriters Holdings, Ltd.
Reinsurance
($ in thousands)

Description	Direct Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net

Property and liability premiums written:
Year ended December 31, 2009:
Property and Marine	$–	26,840	543,851	$517,011	105.2%
Casualty	–	–	356,488	356,488	100.0%
Finite Risk	–	–	24,335	24,335	100.0%
Total	–	26,840	924,674	897,834	103.0%

Year ended December 31, 2008:
Property and Marine	–	29,084	622,171	593,087	104.9%
Casualty	–	(33)	430,051	430,084	100.0%
Finite Risk	–	–	14,394	14,394	100.0%
Total	–	29,051	1,066,616	1,037,565	102.8%

Year ended December 31, 2007:
Property and Marine	–	22,132	527,142	505,010	104.4%
Casualty	–	306	584,911	584,605	100.1%
Finite Risk	–	(1,942)	28,250	30,192	93.6%
Total	$–	20,496	1,140,303	$1,119,807	101.8%

See accompanying report of the independent auditors.