Form 10-Q
period 2010-03-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2010-04-30
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
     Yes ___     No  X

The registrant had 45,052,361 common shares, par value $0.01 per share, outstanding as of April 26, 2010.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
(amounts in thousands, except share data)

	(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,634,364 and $3,590,081, respectively)	$3,613,211	$3,514,052
Fixed maturity trading securities at fair value (amortized cost – $129,166 and $136,426, respectively)	136,072	142,566
Preferred stocks (cost – $1,879 and $1,879, respectively)	4,771	3,897
Short-term investments	228,732	26,350
Total investments	3,982,786	3,686,865
Cash and cash equivalents	533,042	682,784
Accrued investment income	32,031	29,834
Reinsurance premiums receivable	320,724	269,912
Reinsurance recoverable on ceded losses and loss adjustment expenses	19,052	19,240
Prepaid reinsurance premiums	8,973	10,470
Funds held by ceding companies	85,695	84,478
Deferred acquisition costs	43,381	40,427
Deferred tax assets	53,873	63,093
Other assets	14,473	134,475
Total assets	$5,094,030	$5,021,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,378,253	$2,349,336
Unearned premiums	205,606	180,609
Debt obligations	250,000	250,000
Commissions payable	96,451	90,461
Other liabilities	80,076	73,441
Total liabilities	3,010,386	2,943,847

Shareholders’ Equity
Common shares, $.01 par value, 200,000,000 shares authorized, 44,721,561 and 45,942,639 shares issued and outstanding, respectively	447	459
Additional paid-in capital	829,712	883,425
Accumulated other comprehensive loss	(22,133)	(70,005)
Retained earnings	1,275,618	1,263,852
Total shareholders’ equity	2,083,644	2,077,731

Total liabilities and shareholders’ equity	$5,094,030	$5,021,578

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(amounts in thousands, except per share data)

	2010	2009

Revenue:
Net premiums earned	$220,178	$247,752
Net investment income	37,505	34,246
Net realized gains on investments	5,457	20,570
Total other-than-temporary impairment losses	(12,638)	(12,411)
Portion of impairment losses recognized in accumulated other comprehensive loss	(5,464)	9,003
Net impairment losses on investments	(18,102)	(3,408)
Other income	273	232
Total revenue	245,311	299,392

Expenses:
Net losses and loss adjustment expenses	164,568	144,164
Net acquisition expenses	37,329	40,156
Net changes in fair value of derivatives	2,315	2,417
Operating expenses	21,741	20,868
Net foreign currency exchange (gains) losses	(1,229)	996
Interest expense	4,760	4,755
Total expenses	229,484	213,356

Income before income tax expense	15,827	86,036
Income tax expense	406	1,114

Net income	15,421	84,922
Preferred dividends	–	1,301

Net income attributable to common shareholders	$15,421	$83,621

Earnings per common share:
Basic earnings per common share	$0.34	$1.69
Diluted earnings per common share	$0.32	$1.58

Comprehensive income:
Net income	$15,421	$84,922
Other comprehensive income:
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	47,872	(1,576)

Comprehensive income	$63,293	$83,346

Shareholder dividends:
Preferred dividends declared	$–	$2,602
Preferred dividends declared per share	–	0.45
Common shareholder dividends declared	3,655	4,262
Dividends declared per common share	$0.08	$0.08

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(amounts in thousands)

	2010	2009

Preferred shares:
Balances at beginning of period	$–	$57
Conversion of preferred shares	–	(57)
Balances at end of period	–	–

Common shares:
Balances at beginning of period	459	475
Exercise of common share options	2	–
Issuance of common shares	–	1
Settlement of equity awards	3	2
Conversion of preferred shares	–	57
Purchase of common shares	(17)	(23)
Balances at end of period	447	512

Additional paid-in capital:
Balances at beginning of period	883,425	1,114,135
Exercise of common share options	6,811	–
Issuance of common shares	5	247
Share based compensation	3,559	3,144
Settlement of equity awards	(966)	(1,024)
Purchase of common shares	(63,204)	(60,068)
Tax benefit of common share options	82	–
Balances at end of period	829,712	1,056,434

Accumulated other comprehensive loss:
Balances at beginning of period	(70,005)	(188,987)
Cumulative effect of accounting change, net of deferred tax	–	(14,244)
Noncredit component of impairment losses on available-for-sale securities, net of deferred tax	(4,190)	(9,003)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	52,062	7,427
Balances at end of period	(22,133)	(204,807)

Retained earnings:
Balances at beginning of period	1,263,852	883,717
Cumulative effect of accounting change, net of deferred tax	–	14,244
Net income	15,421	84,922
Preferred share dividends	–	(1,301)
Common share dividends	(3,655)	(4,262)
Balances at end of period	1,275,618	977,320

Total shareholders’ equity	$2,083,644	$1,829,459

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the three Months Ended March 31, 2010 and 2009
(amounts in thousands)

	2010	2009

Operating Activities:
Net income	$15,421	$84,922
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	2,794	7,663
Net realized gains on investments	(5,457)	(20,570)
Net impairment losses on investments	18,102	3,408
Net foreign currency exchange (gains) losses	(1,229)	996
Share-based compensation	3,559	3,144
Deferred income tax expense	1,364	1,633
Trading securities activities, net	1,403	204,390
Changes in assets and liabilities:
Increase in accrued investment income	(2,308)	(3,661)
Increase in reinsurance premiums receivable	(51,557)	(49,450)
Increase in funds held by ceding companies	(1,373)	(792)
(Increase) decrease in deferred acquisition costs	(3,041)	2,805
Increase in net unpaid losses and loss adjustment expenses	39,080	38,077
Increase (decrease) in net unearned premiums	27,249	(2,480)
Increase in commissions payable	6,100	1,837
Changes in other assets and liabilities	(15,683)	(1,247)
Other, net	–	(1,081)
Net cash provided by operating activities	34,424	269,594

Investing Activities:
Proceeds from sale of available-for-sale securities	280,339	128,941
Proceeds from maturity or paydown of available-for-sale securities	87,452	186,916
Acquisition of available-for-sale securities	(286,490)	(1,044,698)
Acquisition of trading securities	–	(14,525)
Net change in short-term investments	(202,361)	38,585
Net cash used in investing activities	(121,060)	(704,781)

Financing Activities:
Dividends paid to preferred shareholders	–	(2,602)
Dividends paid to common shareholders	(3,655)	(4,262)
Purchase of common shares	(63,221)	(60,091)
Proceeds from exercise of common share options	6,813	–
Net cash used in financing activities	(60,063)	(66,955)

Effect of foreign currency exchange rate changes on cash	(3,043)	(1,793)

Net decrease in cash and cash equivalents	(149,742)	(503,935)
Cash and cash equivalents at beginning of period	682,784	813,017

Cash and cash equivalents at end of period	$533,042	$309,082

Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$7,286	$(7,122)
Interest paid	$–	$–

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2010 and 2009

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Consolidation

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a Bermuda holding company organized in 2002.  Platinum Holdings and its consolidated subsidiaries (collectively, the “Company”) operate through two licensed reinsurance subsidiaries:  Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”) and Platinum Underwriters Reinsurance, Inc. (“Platinum US”).  The terms “we,” “us,” and “our” also refer to the Company, unless the context otherwise indicates.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These consolidated financial statements include the accounts of Platinum Holdings, Platinum Bermuda, Platinum US, Platinum Re (UK) Limited, Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings (“Platinum Regency”), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  All material inter-company transactions have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements included in this report as of and for the three months ended March 31, 2010 and 2009 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Certain prior period amounts have been reclassified in the consolidated statement of operations to conform to the 2010 presentation.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued additional guidance under the FASB Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”).  The amendments will affect the overall consolidation analysis under ASC 810, in particular, the amendments modify the approach for determining the primary beneficiary of a VIE.  ASC 810 is effective as of January 1, 2010, and early adoption is prohibited.  The adoption of ASC 810 did not have an effect on our financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update requires additional disclosures about fair value measurements, including disclosure regarding (i) the amounts and reasons for significant transfers in and out of Level 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs, as previously disclosed for Level 3, (ii) inputs and valuation techniques used to measure fair value for financial assets and liabilities that fall in either Level 2 or Level 3, (iii) the activity within Level 3 fair value measurements, and (iv) disaggregation of financial asset and liabilities measured at fair value into classes of financial assets and liabilities.  The requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We adopted the guidance as of January 1, 2010 and it did not have an effect on our financial position and results of operations.

2.	Investments

Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities and preferred stocks as of March 31, 2010 and December 31, 2009 ($ in thousands):

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-OTTI	Non-credit portion of OTTI	Fair Value
March 31, 2010:
U.S. Government	$614,084	1,408	2,646	–	$612,846
U.S. Government agencies	100,000	834	–	–	100,834
Corporate bonds	423,457	19,739	6,018	–	437,178
Commercial mortgage-backed securities	228,260	3,847	8,234	1,386	222,487
Residential mortgage-backed securities	682,114	5,915	35,952	15,365	636,712
Asset-backed securities	46,651	–	11,077	6,473	29,101
Municipal bonds	891,889	20,055	2,262	–	909,682
Non-U.S. governments	647,909	16,591	129	–	664,371
Total fixed maturity available-for-sale securities	3,634,364	68,389	66,318	23,224	3,613,211
Preferred stocks	1,879	2,892	–	–	4,771
Total available-for-sale securities	$3,636,243	71,281	66,318	23,224	$3,617,982

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-OTTI	Non-credit portion of OTTI	Fair Value
December 31, 2009:
U.S. Government	$614,224	270	5,797	–	$608,697
U.S. Government agencies	100,000	1,082	–	–	101,082
Corporate bonds	467,640	18,446	9,100	–	476,986
Commercial mortgage-backed securities	243,176	376	26,253	2,279	215,020
Residential mortgage-backed securities	767,338	3,158	39,142	16,651	714,703
Asset-backed securities	84,396	1,311	14,606	11,402	59,699
Municipal bonds	744,677	19,172	4,348	–	759,501
Non-U.S. governments	568,630	10,359	625	–	578,364
Total fixed maturity available-for-sale securities	3,590,081	54,174	99,871	30,332	3,514,052
Preferred stocks	1,879	2,018	–	–	3,897
Total available-for-sale securities	$3,591,960	56,192	99,871	30,332	$3,517,949

Our available-for-sale securities and preferred stocks are U.S. dollar denominated securities.  U.S. Government agencies include securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation.  Non-U.S. governments consist primarily of securities issued by governments and financial institutions that are explicitly guaranteed by the respective government.

Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of March 31, 2010 and December 31, 2009 ($ in thousands):

	March 31, 2010	December 31, 2009

Insurance-linked securities	$26,461	$25,682
Non-U.S. dollar denominated securities:
U.S. Government agencies	15,507	16,423
Corporate bonds	72	77
Non-U.S. governments	94,032	100,384
Total trading securities	$136,072	$142,566

We elected to record our investments in insurance-linked securities at fair value.  Insurance-linked securities have exposure to catastrophe loss, which we actively manage.  We believe that the various risk elements of insurance-linked securities are more appropriately accounted for in accordance with the fair value measurement attributes of FASB ASC 825, “Financial Instruments” (“ASC 825”).  We have included insurance-linked securities at a fair value of $26.5 million and $25.7 million in our fixed maturity trading securities on our consolidated balance sheets as at March 31, 2010 and December 31, 2009, respectively.  Net changes in the fair value of these securities were $0.8 million for the three months ended March 31, 2010 and were included in net realized gains on investments in our consolidated statements of operations.

At acquisition, we determine our trading intent in the near term for securities accounted for in accordance with ASC 825.  If we do not intend to sell these securities in the near term, the purchases and sales are included in investing activities in our consolidated statements of cash flows, otherwise they are included in operating activities.  For the three months ended March 31, 2010, there were no purchases or sales of trading securities accounted for in accordance with ASC 825.   For the three months ended March 31, 2009, purchases of insurance-linked securities of $14.5 million were classified as investing activities.   In addition, in 2009, net sales of U.S. Treasury Inflation-Protected Securities (“TIPS”) of $208.9 million were classified as net trading securities and included in operating activities of the cash flow statement.

Unrealized Gains and Losses

The following table sets forth the net changes in unrealized investment gains and losses on our available-for-sale securities for the three months ended March 31, 2010 and 2009 ($ in thousands):

	2010	2009

Available-for-sale securities	$55,728	$(17,008)
Deferred tax on available-for-sale securities	(7,856)	1,188
Cumulative effect of accounting change, net of deferred tax	–	14,244
Net change in unrealized gains and losses	$47,872	$(1,576)

The following table sets forth our unrealized losses on securities classified as available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009 ($ in thousands):

	March 31, 2010		December 31, 2009
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Less than twelve months:
U.S. Government	$263,633	2,646	594,343	$5,797
U.S. Government agencies	–	–	–	–
Corporate bonds	17,070	210	34,393	281
Commercial mortgage-backed securities	–	–	18,101	244
Residential mortgage-backed securities	120,669	206	540,606	10,446
Asset-backed securities	–	–	1,075	445
Municipal bonds	248,227	2,152	187,159	4,244
Non-U.S. governments	44,898	87	59,815	565
Preferred stocks	–	–	–	–
Total	$694,497	5,301	1,435,492	$22,022

Twelve months or more:
U.S. Government	$–	–	–	$–
U.S. Government agencies	–	–	–	–
Corporate bonds	59,359	5,808	59,423	8,819
Commercial mortgage-backed securities	69,900	9,620	160,039	28,288
Residential mortgage-backed securities	103,382	51,111	94,969	45,347
Asset-backed securities	29,101	17,550	28,238	25,563
Municipal bonds	3,001	110	3,015	104
Non-U.S. governments	1,679	42	1,661	60
Preferred stocks	–	–	–	–
Total	$266,422	84,241	347,345	$108,181

Total unrealized losses:
U.S. Government	$263,633	2,646	594,343	$5,797
U.S. Government agencies	–	–	–	–
Corporate bonds	76,429	6,018	93,816	9,100
Commercial mortgage-backed securities	69,900	9,620	178,140	28,532
Residential mortgage-backed securities	224,051	51,317	635,575	55,793
Asset-backed securities	29,101	17,550	29,313	26,008
Municipal bonds	251,228	2,262	190,174	4,348
Non-U.S. governments	46,577	129	61,476	625
Preferred stocks	–	–	–	–
Total	$960,919	89,542	1,782,837	$130,203

The fair values of available-for-sale securities included in the table above relate only to securities in an unrealized loss position as of the reporting date.  We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of an other-than-temporary impairment (“OTTI”).  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  These factors include the overall financial condition of the issuer, the length and magnitude of an unrealized loss, specific credit events, the collateral structure and the credit support that may be applicable.  The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows or (ii) the fair value of the security.  The credit loss is recognized in net income and the portion of OTTI related to all other factors is recognized in accumulated other comprehensive income in the consolidated statement of shareholders’ equity.

Investment holdings within our corporate bond portfolio were diversified across approximately 30 industry sectors and are comprised of many individual issuers and issues within each sector.  As of March 31, 2010, the single largest unrealized loss within our corporate bond portfolio was $1.4 million and related to a security with an amortized cost of $7.4 million.  We consider the credit worthiness of our corporate bond portfolio by reviewing various performance metrics of the issuer, including financial condition and credit ratings as well as other public information.  We did not determine that any corporate bonds were other-than-temporarily impaired in the three months ended March 31, 2010 and 2009.

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of subordination, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of March 31, 2010, the single largest unrealized loss within our CMBS portfolio was $2.6 million and related to a security with an amortized cost of $10.0 million.  We recorded credit impairment losses related to CMBS of $7.7 million and $0.6 million for the three months ended March 31, 2010 and 2009 respectively.

Our residential mortgage-backed securities (“RMBS”) include U.S. Government agency-backed RMBS and non-agency-backed RMBS.  Our securities with underlying sub-prime mortgages as collateral are included in asset-backed securities.  As of March 31, 2010, the single largest unrealized loss within our RMBS and asset-backed portfolios was $8.2 million and related to a sub-prime asset-backed security with an amortized cost of $10.1 million.  We analyze our RMBS and sub-prime asset-backed securities on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of subordination, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded credit impairment losses related to non-agency RMBS of $1.0 million and $1.4 million, for the three months ended March 31, 2010 and 2009, respectively.  We also recorded credit impairment losses related to sub-prime asset-backed securities of $9.4 million and $0.1 million, for the three months ended March 31, 2010 and 2009, respectively.

The following table sets forth a summary of the credit losses recognized on our fixed maturity available-for-sale securities for the three months ended March 31, 2010 and 2009 ($ in thousands):

	2010	2009
Beginning balance, January 1	$18,695	$–
Cumulative effect of accounting change	–	2,300
Credit losses on securities not previously impaired	6,675	945
Additional credit losses on securities previously impaired	11,427	1,255
Reduction for increases in cash flows expected to be collected	(245)	–
Ending balance, March 31	$36,552	$4,500

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

We evaluate the unrealized losses of our preferred stocks by individual issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities will increase and we will recover our cost.  If we are unable to forecast a reasonable period of time in which we will recover the cost of our preferred stocks, we record a charge for OTTI in our consolidated statement of operations equivalent to the entire unrealized loss.  There were no OTTI charges related to our preferred stocks for the three months ended March 31, 2010.  We recorded OTTI charges related to our preferred stocks of $1.2 million for the three months ended March 31, 2009.

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

Net Investment Income

The following table sets forth our net investment income for the three months ended March 31, 2010 and 2009 ($ in thousands):

	2010	2009

Fixed maturity securities	$38,064	$33,566
Short-term investments and cash and cash equivalents	206	976
Funds held	453	872
Subtotal	38,723	35,414
Less investment expenses	1,218	1,168
Net investment income	$37,505	$34,246

Net Realized Gains and Losses on Investments

The following table sets forth our net realized gains and losses on investments for the three months ended March 31, 2010 and 2009 ($ in thousands):

	2010	2009
Net gains (losses) on the sale of investments:
Gross realized gains	$4,713	$22,162
Gross realized losses	(2)	(393)
Subtotal	4,711	21,769
Mark-to-market adjustments on trading securities	746	(1,199)
Net realized gains on investments	$5,457	$20,570

Maturities

Actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.  The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of March 31, 2010 ($ in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$112,183	$114,212
Due from one to five years	1,423,350	1,461,191
Due from five to ten years	719,582	730,412
Due in ten or more years	551,390	555,168
Mortgage-backed and asset-backed securities	957,025	888,300
Total	$3,763,530	$3,749,283

3.	Fair Value Measurements

We classify our financial assets and liabilities in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.  This classification requires judgment in assessing the market and pricing methodologies for a particular security.  The fair value hierarchy includes the following three levels:

Level 1:	Valuations are based on unadjusted quoted prices in active markets for identical financial assets or liabilities;

Level 2:	Valuations of financial assets and liabilities are based on prices obtained from independent pricing vendors, index providers, or broker-dealers using observable inputs; and

Level 3:
Valuations are based on unobservable inputs for assets and liabilities where there is little or no market activity.  Management’s assumptions are used in internal valuation pricing models to determine the fair value of financial assets or liabilities.

The following table presents the fair value measurement levels for all financial assets and liabilities which the Company has recorded at fair value as of March 31, 2010 and December 31, 2009 ($ in thousands):

		Fair Value Measurement Using:
	Total	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Other Unobservable Inputs Level 3

March 31, 2010
Financial assets:
U.S. Government	$612,846	612,846	–	$–
U.S. Government agencies	116,341	–	116,341	–
Corporate bonds	437,250	28,891	408,359	–
Commercial mortgage-backed securities	222,487	–	222,487	–
Residential mortgage-backed securities	636,712	–	636,712	–
Asset-backed securities	29,101	–	29,101	–
Municipal bonds	909,682	–	909,682	–
Non-U.S. governments	758,403	33,437	724,966	–
Insurance-linked securities	26,461	–	26,461	–
Preferred stocks	4,771	4,771	–	–
Short-term investments	228,732	–	228,732	–
Total	$3,982,786	679,945	3,302,841	$–

Financial liabilities:
Derivative instrument	4,802	–	–	4,802
Total	$4,802	–	–	$4,802

December 31, 2009:
Financial assets:
U.S. Government	$608,697	608,697	–	$–
U.S. Government agencies	117,505	–	117,505	–
Corporate bonds	477,063	27,760	449,303	–
Commercial mortgage-backed securities	215,020	–	215,020	–
Residential mortgage-backed securities	714,703	–	714,703	–
Asset-backed securities	59,699	–	59,699	–
Municipal bonds	759,501	–	759,501	–
Non-U.S. governments	678,748	35,311	643,437	–
Insurance-linked securities	25,682	–	25,682	–
Preferred stocks	3,897	3,897	–	–
Short-term investments	26,350	–	26,350	–
Total	$3,686,865	675,665	3,011,200	$–

Financial liabilities:
Derivative instrument	4,677	–	–	4,677
Total	$4,677	–	–	$4,677

Our financial assets and liabilities recorded at fair value include fixed maturity securities, preferred stocks, short-term investments and derivative instruments.  Our fixed maturity securities include bonds issued or guaranteed by governmental entities, corporate bonds, mortgage-backed and asset-backed securities and municipal bonds.  The fair values of our fixed maturity securities, preferred stocks and short-term investments were based on prices generally obtained from independent pricing vendors, index providers, or broker-dealers using observable inputs.  Fixed maturity securities are generally valued using the market approach.  The inputs used to determine the fair value of these assets and liabilities are as follows:

U.S. Government	The fair values of U.S. Government securities are based on quoted prices in active markets for identical assets, with the fair value measurement classified as Level 1.

U.S Government agencies
U.S. Government agencies consist of securities issued by financial institutions guaranteed by the Federal Deposit Insurance Corporation.  The observable inputs used to price these securities may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes, with the fair value measurement classified as Level 2.

Corporate bonds
Our corporate bond portfolio is comprised of corporate issues and redeemable preferred stocks.  The observable inputs used to price corporate issues may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark securities, bids, credit risks and industry and economic indicators, with the fair value measurement classified as Level 2.  Exchange traded redeemable preferred stocks are priced based on quoted prices in active markets for identical assets, with the fair value measurement classified as Level 1.

Commercial mortgage-backed securities
The fair values of CMBS are determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, delinquencies, loss severities and default rates, with the fair value measurement classified as Level 2.

Residential mortgage-backed securities
Our RMBS portfolio is comprised of securities issued by U.S. Government agencies and by non-agency institutions.  The observable inputs used to price U.S. Government agency RMBS may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, loan level information and prepayment speeds, with the fair value measurement classified as Level 2.  The observable inputs used to price non-agency RMBS may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, prepayment speeds, delinquencies, loss severities and default rates, with the fair value measurement classified as Level 2.

Asset-backed securities (“ABS”)
The fair values of ABS are determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, type of collateral, prepayment speeds, delinquencies, loss severities and default rates, with the fair value measurement classified as Level 2.

Municipal bonds
The fair values of municipal bonds are determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark securities, bids, credit risks and industry and economic indicators, with the fair value measurement classified as Level 2.

Non-U.S. governments
Our non-U.S. government bond portfolio consists of securities issued primarily by governments, provinces, agencies and supranationals as well as debt issued by financial institutions that is guaranteed by a non-U.S. government.  The fair values of non-U.S. government local currency denominated securities are based on quoted prices in active markets for identical or similar assets, with the fair value measurement classified as Level 1 or Level 2.  The fair values of securities issued by governments, provinces, agencies and supranationals as well as debt issued by financial institutions that is guaranteed by a non-U.S. government are determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes, with the fair value measurement classified as Level 2.

Insurance-linked securities
The fair values of insurance-linked securities are determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark securities, bids, credit risks and specific catastrophic events, with the fair value measurement classified as Level 2.

Preferred stocks
Exchange traded preferred stocks are priced based on quoted prices in active markets for identical assets.  These securities are priced using the market approach and the fair value measurement is classified as Level 1.

Short-term investments	Short-term investments are generally carried at amortized cost, which approximates fair value and are classified as Level 2.

Derivative instrument
The fair value of our derivative reinsurance contract is determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models.  Because the valuation is based on the use of significant unobservable inputs, the valuation is classified as Level 3.  Unobservable inputs used in the internal valuation pricing model include the unpaid contract premiums, probability of losses triggered under the covered perils for first and second events, the remaining time to the end of the annual contract period and the seasonality of risks.  See Note 5 for additional disclosure on our derivative instrument.

The following table reconciles the beginning and ending balance for our Level 3 financial instrument measured at fair value using significant unobservable inputs for the three months ended March 31, 2010 ($ in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

March 31, 2010:
Beginning balance at January 1	$(4,677)
Purchases	2,190
Sales, maturities and paydowns	–
Total net realized gains (losses) included in earnings	–
Total net changes in fair value of derivatives included in earnings	(2,315)
Total net unrealized gains (losses) included in comprehensive income	–
Transfers in and/or out of Level 3	–
Ending balance at March 31	$(4,802)
Total net change in fair value of derivative instruments included in earnings relating to liabilities outstanding for the period	$(2,315)

There were no transfers in or out of Levels 1, 2 or 3 for the three months ended March 31, 2010.

The carrying amount of all financial assets and liabilities was equal to fair value as at March 31, 2010 and December 31, 2009 except for the senior notes included in debt obligations on our consolidated balance sheets.  The senior notes were recorded at cost with a carrying value of $250.0 million at March 31, 2010 and December 31, 2009, and had a fair value of $267.5 million and $245.0 million at March 31, 2010 and December 31, 2009, respectively.

4.	Earthquake Loss

On February 27, 2010, an earthquake in Chile caused significant damage that resulted in net losses of $84.3 million.  Net losses included estimated losses incurred of $95.4 million less earned reinstatement premiums of $11.1 million.  Our loss estimates are based on information from a review of the individual reinsurance contracts exposed, clients and brokers, portfolio modeling and initial industry loss estimates.  The Company’s actual losses for this event may vary, perhaps materially, from our current estimates due to the inherent uncertainties in reserving for earthquake losses.

5.	Derivative Instrument

In August 2008, we entered into a derivative agreement with Topiary Capital Limited (“Topiary”), a Cayman Islands special purpose vehicle, that provides us with the ability to recover up to $200.0 million should two catastrophic events involving U.S. wind, U.S. earthquake, European wind or Japanese earthquake occur that meet specified loss criteria during any of three annual periods commencing August 1, 2008.  Any recovery we make under this contract is based on insured property industry loss estimates for the U.S. perils and European wind and a parametric index for Japanese earthquake events.  Recovery is based on both a physical and financial variable and is not based on actual losses we may incur.  Consequently, the transaction is accounted for as a derivative and the derivative is carried at the estimated fair value.

Under the terms of the agreement, we pay Topiary approximately $9.7 million during each of the three annual periods.  The net derivative liability of $4.8 million and $4.7 million at March 31, 2010 and December 31, 2009, respectively, was included in other liabilities on our consolidated balance sheets.  The net change in fair value for the three months ended March 31, 2010 and 2009 of $2.3 million and $2.4 million, respectively, was included in the change in fair value of derivatives on our consolidated statements of operations.

Topiary’s limit of loss is collateralized with high quality investment grade securities in a secured collateral account to secure its obligations to the Company.  The performance of the securities in the collateral account is guaranteed under a total return swap agreement with Goldman Sachs International whose obligations under the swap agreement are guaranteed by Goldman Sachs Group, Inc.

Topiary is a variable interest entity under the provisions of ASC 810.  We have concluded that we are not the primary beneficiary of Topiary and accordingly we have not consolidated this entity in our consolidated financial statements.

6.	Income Taxes

We provide for income tax expense or benefit based upon income reported in the consolidated financial statements and the provisions of currently enacted tax laws.  Platinum Holdings and Platinum Bermuda are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance from the Bermuda Minister of Finance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016.  Platinum Holdings has subsidiaries based in the United States, the United Kingdom and Ireland that are subject to the respective tax laws thereof.

The income tax returns of our U.S. based subsidiaries that remain open to examination are for calendar years 2003 and forward.  The income tax returns of 2003 and 2004 are currently under examination by the U.S. Internal Revenue Service.

7.	Company Share Repurchases

Our board of directors has authorized the repurchase of our common shares through a share repurchase program.  In accordance with the share repurchase program, we repurchased 1,688,466 of our common shares in the open market for an aggregate amount of $63.2 million at a weighted average cost including commissions of $37.44 per share during the three months ended March 31, 2010.  The shares we repurchased were canceled.  Since the program was established, our board has monitored the level of share repurchase activity and periodically restored the repurchase authority under the program to $250.0 million, most recently on April 29, 2010.

8.	Earnings per Common Share

The following is a reconciliation of the basic and diluted earnings per common share computations for the three months ended March 31, 2010 and 2009 ($ in thousands, except per share data):

	Net Income	Weighted Average Shares Outstanding	Earnings per Share
Three Months Ended March 31, 2010:
Basic earnings per share:
Net income	$15,421	45,431	$0.34
Effect of dilutive securities – Common share options, restricted common shares and common share units	–	3,063
Adjusted net income for diluted earnings per common share	$15,421	48,494	$0.32

Three Months Ended March 31, 2009:
Basic earnings per share:
Net income attributable to common shareholders	$83,621	49,521	$1.69
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	1,114
Conversion of preferred shares	–	3,067
Preferred share dividends	1,301	–
Adjusted net income for diluted earnings per common share	$84,922	53,702	$1.58

9.	Operating Segment Information

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

In managing our operating segments, we use measures such as net underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, net realized gains and losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses to segments.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of underwriting income to income before income tax expense for the three months ended March 31, 2010 and 2009 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

Three Months Ended March 31, 2010:
Net premiums written	$146,785	93,751	6,891	$247,427

Net premiums earned	127,806	87,902	4,470	220,178
Net losses and loss adjustment expenses	126,627	31,530	6,411	164,568
Net acquisition expenses	16,231	17,727	3,371	37,329
Other underwriting expenses	8,699	6,470	338	15,507
Segment net underwriting income (loss)	$(23,751)	32,175	(5,650)	2,774

Net investment income				37,505
Net realized gains on investments				5,457
Net impairment losses on investments				(18,102)
Net changes in fair value of derivatives				(2,315)
Net foreign currency exchange gains				1,229
Other income				273
Corporate expenses not allocated to segments				(6,234)
Interest expense				(4,760)
Income before income tax expense				$15,827

Ratios:
Net loss and loss adjustment expenses	99.1%	35.9%	143.4%	74.7%
Net acquisition expense	12.7%	20.2%	75.4%	17.0%
Other underwriting expense	6.8%	7.4%	7.6%	7.0%
Combined	118.6%	63.5%	226.4%	98.7%

Three Months Ended March 31, 2009:
Net premiums written	$141,735	98,014	5,523	$245,272

Net premiums earned	133,671	109,960	4,121	247,752
Net losses and loss adjustment expenses	77,451	59,141	7,572	144,164
Net acquisition expenses	17,364	26,221	(3,429)	40,156
Other underwriting expenses	8,159	5,669	300	14,128
Segment net underwriting income (loss)	$30,697	18,929	(322)	49,304

Net investment income				34,246
Net realized gains on investments				20,570
Net impairment losses on investments				(3,408)
Net changes in fair value of derivatives				(2,417)
Net foreign currency exchange losses				(996)
Other income				232
Corporate expenses not allocated to segments				(6,740)
Interest expense				(4,755)
Income before income tax expense				$86,036

Ratios:
Net loss and loss adjustment expenses	57.9%	53.8%	183.7%	58.2%
Net acquisition expense	13.0%	23.8%	(83.2%)	16.2%
Other underwriting expense	6.1%	5.2%	7.3%	5.7%
Combined	77.0%	82.8%	107.8%	80.1%

10.	Condensed Consolidating Financial Information

Platinum Finance is a U.S. based intermediate holding company and a wholly-owned subsidiary of Platinum Regency.  The outstanding Series B Notes issued by Platinum Finance, due June 1, 2017, are fully and unconditionally guaranteed by Platinum Holdings.

The payment of dividends from our regulated reinsurance subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States, and Ireland.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by Platinum US to Platinum Finance in 2010 without prior regulatory approval is $38.6 million.  The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2010, including Platinum US, without prior regulatory approval is estimated to be approximately $431.0 million.  During the three months ended March 31, 2010, Platinum Bermuda paid dividends of $125.0 million to Platinum Holdings.  During the three months ended March 31, 2010, no dividends were paid by Platinum US to Platinum Finance.  Subsequent to March 31, 2010, a dividend of $20.0 million was paid by Platinum US to Platinum Finance.

The tables below present the condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, and the condensed consolidating statements of operations and the condensed consolidating statements of cash flows for the three months ended March 31, 2010 and 2009 of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings ($ in thousands):

Condensed Consolidating Balance Sheet March 31, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	26,434	3,956,352	–	$3,982,786
Investment in subsidiaries	1,967,469	576,181	367,371	(2,911,021)	–
Cash and cash equivalents	105,284	8,831	418,927	–	533,042
Reinsurance assets	–	–	477,825	–	477,825
Other assets	13,436	7,600	83,183	(3,842)	100,377
Total assets	$2,086,189	619,046	5,303,658	(2,914,863)	$5,094,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,684,965	–	$2,684,965
Debt obligations	–	250,000	–	–	250,000
Other liabilities	2,545	7,382	69,336	(3,842)	75,421
Total liabilities	2,545	257,382	2,754,301	(3,842)	3,010,386

Shareholders’ Equity
Common shares	447	–	8,000	(8,000)	447
Additional paid-in capital	829,712	212,690	1,881,570	(2,094,260)	829,712
Accumulated other comprehensive loss	(22,133)	7,151	(15,050)	7,899	(22,133)
Retained earnings	1,275,618	141,823	674,837	(816,660)	1,275,618
Total shareholders’ equity	2,083,644	361,664	2,549,357	(2,911,021)	2,083,644

Total liabilities and shareholders’ equity	$2,086,189	619,046	5,303,658	(2,914,863)	$5,094,030

Condensed Consolidating Balance Sheet December 31, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	26,426	3,660,439	–	$3,686,865
Investment in subsidiaries	2,023,276	546,946	341,627	(2,911,849)	–
Cash and cash equivalents	49,448	7,655	625,681	–	682,784
Reinsurance assets	–	–	424,527	–	424,527
Other assets	13,649	6,265	210,963	(3,475)	227,402
Total assets	$2,086,373	587,292	5,263,237	(2,915,324)	$5,021,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,620,406	–	$2,620,406
Debt obligations	–	250,000	–	–	250,000
Other liabilities	8,642	1,641	66,633	(3,475)	73,441
Total liabilities	8,642	251,641	2,687,039	(3,475)	2,943,847

Shareholders’ Equity
Common shares	459	–	6,250	(6,250)	459
Additional paid-in capital	883,425	212,608	1,883,156	(2,095,764)	883,425
Accumulated other comprehensive loss	(70,005)	(7,439)	(77,490)	84,929	(70,005)
Retained earnings	1,263,852	130,482	764,282	(894,764)	1,263,852
Total shareholders’ equity	2,077,731	335,651	2,576,198	(2,911,849)	2,077,731

Total liabilities and shareholders’ equity	$2,086,373	587,292	5,263,237	(2,915,324)	$5,021,578

Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	220,178	–	$220,178
Net investment income	10	46	37,449	–	37,505
Net realized gains on investments	–	–	5,457	–	5,457
Net impairment losses on investments	–	–	(18,102)	–	(18,102)
Other income (expense)	444	–	(171)	–	273
Total revenue	454	46	244,811	–	245,311

Expenses:
Net losses and loss adjustment expenses	–	–	164,568	–	164,568
Net acquisition expenses	–	–	37,329	–	37,329
Net changes in fair value of derivatives	–	–	2,315	–	2,315
Operating expenses	6,273	69	15,399	–	21,741
Net foreign currency exchange gains	–	–	(1,233)	4	(1,229)
Interest expense	–	4,760	–	–	4,760
Total expenses	6,273	4,829	218,378	4	229,484

Income (loss) before income tax expense (benefit)	(5,819)	(4,783)	26,433	(4)	15,827
Income tax expense (benefit)	–	(1,540)	1,946	–	406

Income (loss) before equity in earnings of subsidiaries	(5,819)	(3,243)	24,487	(4)	15,421
Equity in earnings of subsidiaries	21,240	14,584	11,072	(46,896)	–

Net income	$15,421	11,341	35,559	(46,900)	$15,421

Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	247,752	–	$247,752
Net investment income	30	20	34,196	–	34,246
Net realized gains on investments	–	–	20,570	–	20,570
Net impairment losses on investments	–	–	(3,408)	–	(3,408)
Other income (expense)	454	–	(222)	–	232
Total revenue	484	20	298,888	–	299,392

Expenses:
Net losses and loss adjustment expenses	–	–	144,164	–	144,164
Net acquisition expenses	–	–	40,156	–	40,156
Net changes in fair value of derivatives	–	–	2,417	–	2,417
Operating expenses	6,543	108	14,217	–	20,868
Net foreign currency exchange losses	–	–	996	–	996
Interest expense	–	4,755	–	–	4,755
Total expenses	6,543	4,863	201,950	–	213,356

Income (loss) before income tax expense (benefit)	(6,059)	(4,843)	96,938	–	86,036
Income tax expense (benefit)	150	(1,695)	2,659	–	1,114

Income (loss) before equity in earnings of subsidiaries	(6,209)	(3,148)	94,279	–	84,922
Equity in earnings of subsidiaries	91,131	3,751	371	(95,253)	–

Net income	84,922	603	94,650	(95,253)	84,922
Preferred dividends	1,301	–	–	–	1,301

Net income attributable to common shareholders	$83,621	603	94,650	(95,253)	$83,621

Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the Three Months Ended March 31, 2010	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(9,101)	1,135	42,390	–	$34,424

Investing Activities:

Proceeds from sale of available-for-sale securities	–	–	280,339	–	280,339
Proceeds from maturity or paydown of available-for-sale securities	–	41	87,411	–	87,452
Acquisition of available-for-sale securities	–	–	(286,490)	–	(286,490)
Net change in short-term investments	–	–	(202,361)	–	(202,361)
Dividends from subsidiaries	125,000	–	–	(125,000)	–
Net cash provided by (used in) investing activities	125,000	41	(121,101)	(125,000)	(121,060)

Financing Activities:
Dividends paid to common shareholders	(3,655)	–	(125,000)	125,000	(3,655)
Purchase of common shares	(63,221)	–	–	–	(63,221)
Proceeds from exercise of common share options	6,813	–	–	–	6,813
Net cash used in financing activities	(60,063)	–	(125,000)	125,000	(60,063)

Effect of foreign currency exchange rate changes on cash	–	–	(3,043)	–	(3,043)

Net increase (decrease) in cash and cash equivalents	55,836	1,176	(206,754)	–	(149,742)
Cash and cash equivalents at beginning of period	49,449	7,655	625,680	–	682,784

Cash and cash equivalents at end of period	$105,285	8,831	418,926	–	$533,042

Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the Three Months Ended March 31, 2009	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(2,964)	32	272,526	–	$269,594

Investing Activities:
Proceeds from sale of available-for-sale securities	–	–	128,941	–	128,941
Proceeds from maturity or paydown of available-for-sale securities	–	619	186,297	–	186,916
Acquisition of available-for-sale securities	–	–	(1,044,698)	–	(1,044,698)
Acquisition of trading securities	–	–	(14,525)	–	(14,525)
Net change in short-term investments	–	–	38,585	–	38,585
Dividends from subsidiaries	40,000	–	–	(40,000)	–
Net cash provided by (used in) investing activities	40,000	619	(705,400)	(40,000)	(704,781)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	–	–	–	(2,602)
Dividends paid to common shareholders	(4,262)	–	(40,000)	40,000	(4,262)
Purchase of common shares	(60,091)	–	–	–	(60,091)
Net cash used in financing activities	(66,955)	–	(40,000)	40,000	(66,955)

Effect of foreign currency exchange rate changes on cash	–	–	(1,793)	–	(1,793)

Net increase (decrease) in cash and cash equivalents	(29,919)	651	(474,667)	–	(503,935)
Cash and cash equivalents at beginning of period	66,325	10,468	736,224	–	813,017

Cash and cash equivalents at end of period	$36,406	11,119	261,557	–	$309,082

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended March 31, 2010 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see the “Note on Forward-Looking Statements” below.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

We had $2.3 billion in capital resources as of March 31, 2010 and December 31, 2009.  Our net income was $15.4 million and $84.9 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease in net income was due to losses arising from catastrophes, primarily from the Chilean earthquake in 2010, as compared with 2009 when there was lower catastrophe activity.  This decrease in net income was partially offset by an increase in net favorable development as compared with 2009.  Our net premiums written were $247.4 million and $245.3 million for the three months ended March 31, 2010 and 2009, respectively.

Current Outlook

We anticipate the remainder of 2010 will continue to be characterized by ample capacity for insurance risk and that risk adjusted pricing will come under downward pressure in all lines of business that have not recently experienced significant losses.

We expect that reinsurance rates for business in our Property and Marine segment will remain attractive for the remainder of 2010.  Assuming only modest rate declines, we expect to write a similar amount of non-crop property and marine business during 2010 compared with the amount we wrote in 2009.  As a result, we expect that property and marine business will represent a larger proportion of our overall book of business, which could result in increased volatility in our results of operations.

We believe that capacity for casualty insurance and reinsurance will remain abundant during the remainder of 2010.  Competition is driving rates down and with interest rates at low levels and losses trending at a positive rate, the expected profitability of many casualty contracts is eroding.  However, we believe that select casualty reinsurance treaties will offer adequate returns during 2010.  Under these conditions, we expect the amount of business we write in our Casualty segment will decrease during 2010 as compared with the amount we wrote in 2009.

We expect a relatively low level of demand for products in our Finite Risk segment for the remainder of 2010.

Critical Accounting Policies

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make many estimates and valuation assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities.  Certain of these estimates and assumptions result from judgments that are necessarily subjective.  Actual results may differ materially from these estimates.  Our critical accounting estimates include premiums written and earned, unpaid losses and loss adjustment expenses (“LAE”), reinsurance recoverable, valuation of investments and evaluation of risk transfer.  For a detailed discussion of the Company’s critical accounting estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2009 Form 10-K.

Results of Operations

 Three Months Ended March 31, 2010 as Compared with the Three Months Ended March 31, 2009

Net income and diluted earnings per share for the three months ended March 31, 2010 and 2009 were as follows ($ in thousands, except diluted earnings per common share):

	2010	2009	Decrease

Net income	$15,421	84,922	$69,501
Average shares outstanding used to calculate diluted earnings per common share	48,494	53,702	5,208
Diluted earnings per common share	$0.32	1.58	$1.26

The decrease in net income in the three months ended March 31, 2010 as compared with the same period in 2009 was primarily due to a decrease in net underwriting income of $46.5 million, a decrease in net realized gains on investments of $15.1 million, and an increase in impairment losses on investments of $14.7 million.  The decrease in net underwriting income was primarily due to the increase in losses arising from major catastrophes in the three months ended March 31, 2010 as compared with 2009, partially offset by an increase in net favorable development as compared with 2009.  Net underwriting income consists of net premiums earned, less net losses and LAE, net acquisition expenses and operating costs related to underwriting operations.

The decrease in diluted earnings per share for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 was due to the decrease in net income.  The impact of the decrease in net income on earnings per share was partially offset by decreased average shares outstanding used to calculate diluted earnings per share for the three months ended March 31, 2010 compared with the three months ended March 31, 2009.  The weighted average shares outstanding for the three months ended March 31, 2010 decreased primarily due to the impact of our repurchase of 1,688,466 common shares during the three months ended March 31, 2010 and 7,852,498 common shares during the year ended December 31, 2009.

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, interest expense and certain corporate expenses to segments.  Segment underwriting income is reconciled to the U.S. GAAP measure of income before income taxes in Note 9 to the consolidated financial statements in this Form 10-Q.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.

Underwriting Results

Net underwriting income was $2.8 million and $49.3 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease in net underwriting income in 2010 as compared with 2009 was primarily due to an increase in losses arising from major catastrophes in 2010, partially offset by an increase in net favorable development.  Net losses arising from major catastrophes were $89.0 million and $9.9 million in 2010 and 2009, respectively.

Net favorable development was $49.5 million and $22.1 million in the three months ended March 31, 2010 and 2009, respectively.  Net favorable or unfavorable development is the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions.  The net favorable development in the three months ended March 31, 2010 relating to prior years was in both the Property and Marine and Casualty segments.

Property and Marine

The Property and Marine operating segment generated 59.3% and 57.7% of our net premiums written in the three months ended March 31, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the three months ended March 31, 2010 and 2009 ($ in thousands):

	2010	2009	Increase (decrease)

Gross premiums written	$152,545	145,435	$7,110
Ceded premiums written	5,760	3,700	2,060
Net premiums written	146,785	141,735	5,050

Net premiums earned	127,806	133,671	(5,865)
Net losses and LAE	126,627	77,451	49,176
Net acquisition expenses	16,231	17,364	(1,133)
Other underwriting expenses	8,699	8,159	540
Property and Marine segment underwriting income (loss)	$(23,751)	30,697	$(54,448)

Ratios:
Net loss and LAE	99.1%	57.9%	41.2 points
Net acquisition expense	12.7%	13.0%	(0.3) points
Other underwriting expense	6.8%	6.1%	0.7 points
Combined	118.6%	77.0%	41.6 points

Net underwriting income decreased by $54.4 million for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009, which was primarily due to an increase in net losses arising from major catastrophes, partially offset by an increase in net favorable development.  We had $89.0 million of net losses arising from major catastrophes in 2010 as compared with $9.9 million in the same period in 2009.  Net losses from major catastrophes in 2010 were substantially attributable to the earthquake in Chile.  Net favorable development was $18.6 million in the three months ended March 31, 2010 and net unfavorable development was $0.1 million for the same period in 2009.

Gross premiums written were $152.5 million and $145.4 million in the three months ended March 31, 2010 and 2009, respectively.  Gross premiums written included reinstatement premiums of $14.3 million and $1.8 million related to major catastrophes in the three months ended March 31, 2010 and 2009, respectively.  Gross premiums written for catastrophe reinsurance contracts increased in 2010 as compared with the same period in 2009, and were substantially offset by a decrease in crop premiums for the same period.  The decrease in net premiums earned in 2010 as compared with 2009 was the result of reduced net premiums written in the last few underwriting years and reflects changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $49.2 million in the three months ended March 31, 2010 as compared with the three months ended March 31, 2009, which was primarily due to losses arising from major catastrophes in 2010, which included the earthquake in Chile and European Winterstorm Xynthia.  Net losses and LAE arising from major catastrophes were $101.1 million and $11.8 million in 2010 and 2009, respectively.  This increase in net losses arising from major catastrophes was partially offset by an increase in net favorable loss development.  Net favorable loss development was $18.6 million in 2010 as compared with net unfavorable loss development of $1.5 million in 2009.  Net losses arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 76.6 points and 7.9 points in 2010 and 2009, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 15.3 points for the three months ended March 31, 2010 and net unfavorable loss development and related premium adjustments increased the net loss and LAE ratio by 0.6 points for the three months ended March 31, 2009.  The decrease in the loss ratio, excluding catastrophes and development, was due to a lower proportion of crop business written which has a higher loss ratio than the remainder of the segment.  Net favorable loss development in 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than we expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the three months ended March 31, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property excess-of-loss per risk	$9,355	(505)	72	$8,922
Catastrophe excess-of-loss (non-major events)	2,365	(107)	140	2,398
Crop	3,917	–	–	3,917
Property proportional	2,287	(7)	–	2,280
Other property	721	(236)	639	1,124
Total	$18,645	(855)	851	$18,641

Net favorable development in the property excess-of-loss per risk class arose primarily from international and North American regional business from the 2009 underwriting year.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from international business in the 2009 underwriting year.  Net favorable development in the crop class arose primarily from our North American business in the 2009 underwriting year.  Net favorable development in the property proportional class arose primarily from our North American business in the 2005 through 2008 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the three months ended March 31, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property excess-of-loss per risk	$2,700	(226)	3	$2,477
Catastrophe excess-of-loss (non-major events)	6,570	819	159	7,548
Major catastrophes	(2,416)	–	359	(2,057)
Crop	(5,722)	(95)	–	(5,817)
Marine, aviation and satellite	(3,437)	(77)	487	(3,027)
Property proportional	821	(30)	–	791
Total	$(1,484)	391	1,008	$(85)

Net favorable development in the property excess-of-loss per risk class arose primarily from our North American business in the 2006 through 2008 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from our North American business in the 2008 underwriting year.  Net unfavorable development in the major catastrophes class arose primarily from marine losses in respect of Hurricanes Ike and Gustav.  Net unfavorable development in the crop class arose primarily from our North American business in the 2008 underwriting year.  Net unfavorable development in the marine, aviation and satellite class arose primarily from our marine business in the 2006 and 2007 underwriting years.  Net favorable development in the property proportional class arose primarily from the 2002 through 2006 underwriting years.

Net acquisition expenses and related net acquisition expense ratios were $16.2 million and 12.7% for the three months ended March 31, 2010 and $17.4 million and 13.0% for the three months ended March 31, 2009.  The decrease in net acquisition expenses in 2010 as compared with 2009 was primarily due to a decrease in net premiums earned.  The decrease in the acquisition expense ratio was due to a lower proportion of crop business earned which has a higher acquisition ratio than the remainder of the segment.

Casualty

The Casualty operating segment generated 37.9% and 40.0% of our net premiums written in the three months ended March 31, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the three months ended March 31, 2010 and 2009 ($ in thousands):

	2010	2009	Increase (decrease)

Net premiums written	$93,751	98,014	$(4,263)

Net premiums earned	87,902	109,960	(22,058)
Net losses and LAE	31,530	59,141	(27,611)
Net acquisition expenses	17,727	26,221	(8,494)
Other underwriting expenses	6,470	5,669	801
Casualty segment underwriting income	$32,175	18,929	$13,246

Ratios:
Net loss and LAE	35.9%	53.8%	(17.9) points
Net acquisition expense	20.2%	23.8%	(3.6) points
Other underwriting expense	7.4%	5.2%	2.2 points
Combined	63.5%	82.8%	(19.3) points

Net underwriting income increased by $13.2 million in the three months ended March 31, 2010 as compared with the three months ended March 31, 2009, which was primarily the result of an increase in net favorable development.

Net premiums written decreased by $4.3 million in the three months ended March 31, 2010 as compared with the three months ended March 31, 2009, which was primarily due to decreases in business underwritten in 2010 and 2009 across most casualty classes as a result of fewer opportunities that met our underwriting standards.  Net premiums earned decreased by $22.1 million as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE decreased by $27.6 million in the three months ended March 31, 2010 as compared with the three months ended March 31, 2009, which was due to an increase in net favorable loss development and a decrease in net premiums earned.  Net favorable loss development was $33.3 million and $23.1 million in the three months ended March 31, 2010 and 2009, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 38.1 points and 20.6 points in the three months ended March 31, 2010 and 2009, respectively.  Net favorable loss development in 2010 and 2009 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development for the three months ended March 31, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$11,032	2,267	–	$13,299
North American occurrence	17,341	(125)	7	17,223
North American umbrella	3,449	1	–	3,450
Financial lines	1,820	82	(40)	1,862
International casualty	(1,303)	(172)	250	(1,225)
Accident and health	943	878	–	1,821
Other	60	(13)	77	124
Total	$33,342	2,918	294	$36,554

Net favorable development in the North American claims made class arose primarily from the 2003, 2005 and 2006 underwriting years.  Net favorable development in the North American occurrence class arose primarily from the 2002 through 2006 underwriting years.  Net favorable development in the North American umbrella class arose primarily from the 2003 and 2004 underwriting years, partially offset by net unfavorable development on the 2008 underwriting year.  Net favorable development in the financial lines class arose primarily from our North American surety business in the 2004 though 2007 underwriting years.  Net unfavorable development in the international casualty class arose from the 2008 underwriting year primarily from financial institutions business, partially offset by net favorable development from the 2002 through 2006 underwriting years.  Net favorable development in the accident and health class arose primarily from the 2007 and 2008 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the three months ended March 31, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$6,485	(100)	–	$6,385
North American clash	(1,016)	(25)	(69)	(1,110)
North American excess-of-loss occurrence	11,296	99	41	11,436
North American umbrella	6,601	(31)	–	6,570
Other	(228)	(232)	(578)	(1,038)
Total	$23,138	(289)	(606)	$22,243

Net favorable development in the North American claims made class arose primarily from the 2003 underwriting year.  Net unfavorable development in the North American clash class arose primarily from a specific loss resulting from an increase in the loss estimates for an oil refinery explosion in 2005.  Net favorable development in the North American excess-of-loss occurrence class arose primarily from the 2003 and 2005 underwriting years.  Net favorable development in the North American umbrella class arose primarily from the 2004 and 2005 underwriting years.

Net acquisition expenses and related net acquisition expense ratios were $17.7 million and 20.2% for the three months ended March 31, 2010 and $26.2 million and 23.8% for the three months ended March 31, 2009.  The decrease in net acquisition expenses in 2010 as compared with 2009 was primarily due to a decrease in net premiums earned.  The decrease in the acquisition expense ratio was due to a decrease in commissions related to prior years’ losses of $2.9 million, which, with related premium adjustments, represented 3.4% of net earned premiums in 2010 as compared with an increase in commissions related to prior years’ losses of $0.3 million in 2009 which, with related premium adjustments, represented 0.3% of net premiums earned.  Net acquisition expense ratios were also impacted by changes in the mix of business.

Finite Risk

The Finite Risk segment generated 2.8% and 2.3% of our net premiums written in the three months ended March 31, 2010 and 2009, respectively.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the three months ended March 31, 2010 and 2009 ($ in thousands):

	2010	2009	Increase (decrease)

Net premiums written	$6,891	5,523	$1,368

Net premiums earned	4,470	4,121	349
Net losses and LAE	6,411	7,572
Net acquisition expenses	3,371	(3,429)
Net losses, LAE and acquisition expenses	9,782	4,143	5,639
Other underwriting expenses	338	300	38
Finite Risk segment underwriting loss	$(5,650)	(322)	$(5,328)

Ratios:
Net loss and LAE	143.4%	183.7%
Net acquisition expense	75.4%	(83.2%)
Net loss, LAE and acquisition expense ratios	218.8%	100.5%	118.3 points
Other underwriting expense	7.6%	7.3%	0.3 points
Combined	226.4%	107.8%	118.6 points

During the three months ended March 31, 2010 and 2009, the Finite Risk portfolio consisted of one finite risk contract in force and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively insignificant adjustments of prior years’ business.

Net losses, LAE and acquisition expenses increased by $5.6 million in the three months ended March 31, 2010 as compared with the three months ended March 31, 2009, primarily due to the change in net unfavorable development.  Net unfavorable development was $5.7 million and $0.1 million in 2010 and 2009, respectively.  Net unfavorable development in 2010 was primarily due to an increase in losses related to accountants’ liability for the 2003 underwriting year.  The net unfavorable development increased the net loss and LAE and acquisition expense ratio by 127.6 points in 2010 and by 1.6 points in 2009.

Non-Underwriting Results

Net investment income was $37.5 million and $34.2 million for the three months ended March 31, 2010 and 2009, respectively.  Net investment income increased in 2010 as we no longer held U.S. Treasury Inflation-Protected Securities (“TIPS”), which negatively impacted net investment income in 2009 as a result of a decline in the consumer price index.

Net realized gains on investments were $5.5 million and $20.6 million for the three months ended March 31, 2010 and 2009, respectively.  The following table sets forth the components of our net realized gains and losses on investments for the three months ended March 31, 2010 and 2009 ($ in thousands):

	2010	2009	Net change

Net gains (losses) on the sale of investments:
Gross realized gains	$4,713	22,162	$(17,449)
Gross realized losses	(2)	(393)	391
Subtotal	4,711	21,769	(17,058)
Mark-to-market adjustments on trading securities	746	(1,199)	1,945
Net realized gains on investments	$5,457	20,570	$(15,113)

Sales of investments for the three months ended March 31, 2010 resulted in net realized gains of $4.7 million, primarily from corporate bonds, asset-backed securities and U.S. Government agency residential mortgage-backed securities (“RMBS”).  The net gains from mark-to-market adjustments on trading securities in 2010 were comprised of net gains of $0.8 million related primarily to insurance-linked securities.  Sales of investments for the three months ended March 31, 2009 resulted in realized net gains of $21.3 million from TIPS and U.S. Government agencies.  The mark-to-market adjustments on trading securities in 2009 were comprised of $1.2 million of losses related to non-U.S. dollar denominated securities.

Net impairment losses on investments were $18.1 million and $3.4 million for the three months ended March 31, 2010 and 2009, respectively.  The net impairment losses reflect other-than-temporary impairments attributed to the credit losses for impaired securities.  The net impairment losses recorded in 2010 included $9.4 million related to sub-prime asset-backed securities, $7.7 million related to commercial mortgage-backed securities (“CMBS”) and $1.0 million related to non-agency RMBS.  The net impairment losses recorded in 2009 included $1.0 million related to non-agency RMBS, $0.6 million related to CMBS, $0.6 million of Alt-A RMBS and sub-prime asset-backed securities and $1.2 million related to preferred stocks.

The net changes in fair value of derivatives were $2.3 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively.  The net changes in the fair value of derivatives was attributed to a three year derivative contract with Topiary Capital Limited (“Topiary”) that commenced in August 2008 and provides us with annual second event catastrophe protection.

Operating expenses were $21.7 million and $20.9 million for the three months ended March 31, 2010 and 2009, respectively.  Operating expenses included $15.5 million and $14.1 million related to other underwriting expenses for 2010 and 2009, respectively, which represents compensation and other expenses associated with the operations of the underwriting subsidiaries.  The remaining operating expenses of $6.2 million and $6.8 million in 2010 and 2009, respectively, related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.

Net foreign currency exchange gains were $1.2 million for the three months ended March 31, 2010 as compared with net foreign currency exchange losses of $1.0 million for the three months ended March 31, 2009.  We routinely transact business in currencies other than the U.S. dollar.  The foreign exchange gains and losses for the three months ended March 31, 2010 and 2009 were minimal because we held non-U.S. dollar denominated assets and liabilities, primarily the Euro and Pound Sterling, in approximately equivalent amounts.

Interest expense was $4.8 million for each of the three months ended March 31, 2010 and 2009 and was related to our $250.0 million of Series B Notes due June 1, 2017.

Income tax expense was $0.4 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively.  Income tax expense decreased as a result of the decrease in our income before income taxes in 2010 as compared with 2009.  Our income tax expense during interim periods is based on an estimate of our consolidated annual effective tax rate.  The estimated consolidated annual effective tax rates in 2010 and 2009 were 2.6% and 1.3%, respectively.  The increase in the effective tax rate was the result of a reduction in the proportion of income before income taxes generated by Platinum Holdings and Platinum Bermuda.

Financial Condition

The following discussion of financial condition, liquidity and capital resources as of March 31, 2010 focuses only on material changes from December 31, 2009.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition,” in our 2009 Form 10-K.

 Liquidity

Liquidity Requirements

Our principal cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, taxes and dividends to our common shareholders, the servicing of debt, capital expenditures, and the purchase of retrocessional contracts.  Our liquidity requirements have not changed materially since December 31, 2009.  We expect that our liquidity needs for the next twelve months will be met by our cash and cash equivalents, short-term investments, cash flows from operations, investment income and proceeds on the sale, redemption or maturity of our investments.

Platinum Bermuda and Platinum US have reinsurance and other contracts that require them to provide collateral to ceding companies should certain events occur, such as a decline in our rating by A.M. Best Company, Inc. (“A.M. Best”) below specified levels or a decline in statutory equity below specified amounts, or when certain levels of ceded liabilities are attained.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.  As of March 31, 2010 and December 31, 2009, we held investments with a carrying value of $198.7 million and $275.5 million, respectively, and cash and cash equivalents of $25.5 million and $26.8 million, respectively, in trust to collateralize obligations under our reinsurance contracts.  As of March 31, 2010 and December 31, 2009, we held investments with a carrying value of $176.2 million and $206.5 million, respectively, and cash and cash equivalents of $3.3 million and $17.0 million, respectively, to collateralize letters of credit issued under our credit facility.  The letters of credit were issued primarily to collateralize obligations under various reinsurance contracts.

Sources of Liquidity

Our sources of funds consist primarily of cash from operations, proceeds from sales, redemption and maturity of investments, issuance of securities and cash and cash equivalents held by us.  Net cash flows provided by operations excluding trading security activities were $33.0 million and $65.2 million for the three months ended March 31, 2010 and 2009, respectively. In addition, we have a $400.0 million credit facility with a syndicate of lenders that consists of a $150.0 million senior unsecured credit facility available for revolving borrowings and letters of credit and a $250.0 million senior secured credit facility available for letters of credit.  As of March 31, 2010, $150.0 million was available for borrowing and letters of credit on an unsecured basis and $107.9 million was available for letters of credit on a secured basis under the credit facility.  As of December 31, 2009, $150.0 million was available for borrowing on letters of credit on an unsecured basis and $105.9 million was available for letters of credit on a secured basis under the credit facility.

On a consolidated basis, our aggregate cash and invested assets totaled $4.5 billion and $4.4 billion at March 31, 2010 and December 31, 2009, respectively.  Additionally, there were net balances due to brokers of $17.0 million related to the purchase of securities at March 31, 2010 as compared with net balances due from brokers of $123.3 million related to the sale of securities at December 31, 2009.  Balances due to and from brokers are included in other assets and other liabilities, respectively.  Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  The investment portfolio, excluding cash and cash equivalents and short term investments, had a duration of 4.5 years and 4.3 years as of March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010, the fair value of our available-for-sale securities was $3.6 billion, with a net unrealized loss of $18.3 million.  The following table sets forth the fair values, net unrealized gains and losses and average credit quality of our fixed maturity securities as of March 31, 2010 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Average Credit Quality

Available-for-sale securities:
U.S. Government	$612,846	$(1,238)	Aaa
U.S. Government agencies	100,834	834	Aaa
Corporate bonds:
Industrial	260,323	12,638	A2
Finance	18,887	(1,834)	Baa2
Utilities	57,278	1,604	A3
Insurance	53,365	2,938	A3
Preferreds with maturity date	28,890	(2,786)	Baa1
Hybrid trust preferreds	18,435	1,161	Baa1
Mortgage-backed and asset-backed securities:
Commercial mortgage-backed securities	222,487	(5,773)	Aa1
U.S. Government agency residential mortgage-backed securities	537,700	5,746	Aaa
Non-agency residential mortgage-backed securities	91,850	(43,009)	Baa3
Alt-A residential mortgage-backed securities	7,162	(8,139)	Ba3
Asset-backed securities	19,584	(341)	Aaa
Sub-prime asset-backed securities	9,517	(17,209)	B1
Municipal bonds	909,682	17,793	Aa3
Non-U.S. governments	664,371	16,462	Aaa
Total fixed maturity available-for-sale securities	3,613,211	(21,153)	Aa2
Preferred stocks	4,771	2,892	B3
Total available-for-sale securities	3,617,982	(18,261)	Aa1

Trading securities:
Insurance-linked securities	26,461	n/a	Ba3
Non-U.S. dollar denominated securities:
U.S. Government agencies	15,507	n/a	Aaa
Corporate bonds	72	n/a	Baa2
Non-U.S. governments	94,032	n/a	Aa1
Total trading securities	136,072	n/a	Aa3

Total	$3,754,054	$(18,261)	Aa2

The net unrealized loss position of our portfolio of CMBS was $5.8 million as of March 31, 2010 as compared with $28.2 million as of December 31, 2009.  This decrease in net unrealized loss was primarily attributable to a narrowing of interest rate spreads and the recognition of credit impairments in the quarter.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of subordination, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings, strong subordination and low loan-to-value ratios.

The net unrealized loss position of our RMBS portfolio was $45.4 million as of March 31, 2010 as compared with $52.6 million as of December 31, 2009.  The change in net unrealized loss was attributable primarily to a narrowing of interest rate spreads on U.S. Government agency RMBS since December 31, 2009.  Approximately 84% of the RMBS in our investment portfolio are issued or guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 16% of our RMBS were issued by non-agency institutions and included securities with underlying Alt-A mortgages.  The net unrealized loss position of our portfolio of sub-prime asset-backed securities was $17.2 million as of March 31, 2010 as compared with $25.7 million as of December 31, 2009.  This decrease in net unrealized loss was primarily attributable to the recognition of credit impairments in the quarter.  We analyze our RMBS and sub-prime asset-backed securities on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of subordination, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

Fair Values

The following discussion focuses only on material changes to disclosure on fair values since December 31, 2009.  See Item 7. Critical Accounting Estimates – Valuation of Investments and Financial Condition - Liquidity in our 2009 Form 10-K for further disclosure on fair values.

We obtain prices for all of our fixed maturity securities and preferred stocks from pricing services, which include index providers, pricing vendors and broker-dealers.  As of March 31, 2010, we valued approximately 55% of our investment securities using prices obtained from index providers, 36% using prices obtained from pricing vendors, and 9% using prices obtained from broker-dealers.

See Note 3 in the consolidated financial statements in this Form 10-Q for a detailed discussion on observable inputs used to determine the fair value of our financial assets and liabilities and also the observable and unobservable inputs used to determine fair value of all other financial instruments.

 Capital Resources

At March 31, 2010 and December 31, 2009, our capital resources of $2.3 billion consisted of common shareholders’ equity of $2.1 billion and $250.0 million of Series B Notes.  There was no change in capital during the three months ended March 31, 2010 as net income for the period and the increase in the fair value of our investment portfolio was offset by share repurchase activity.

In accordance with the share repurchase program authorized by our board of directors, we repurchased 1,688,466 of our common shares in the open market for an aggregate amount of $63.2 million at a weighted average cost including commissions of $37.44 per share during the three months ended March 31, 2010.  Our board of directors has authorized the repurchase of up to $250.0 million of our common shares through the share repurchase program.  On August 4, 2004, our board of directors established a program authorizing the repurchase of our common shares.  Since that date, our board of directors has approved increases in the repurchase program from time to time, most recently on April 29, 2010, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.  Our board of directors has also authorized the repurchase of up to $250.0 million of our outstanding Series B Notes issued by Platinum Finance in open market purchases, privately negotiated transactions or otherwise.  We have not repurchased any Series B Notes.  The timing and amount of the repurchase transactions under these programs depends on a variety of factors, including market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in our consolidated financial statements as of March 31, 2010.

 Contractual Obligations

There have been no material changes to our contractual obligations as disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Contractual Obligations,” in our 2009 Form 10-K.

Recently Issued Accounting Pronouncements

See Note 1 to the consolidated financial statements in this Form 10-Q for a discussion of recently issued accounting pronouncements.

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

The inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

•	severe catastrophic events over which we have no control;

•	the effectiveness of our loss limitation methods and pricing models;

•	the adequacy of our liability for unpaid losses and loss adjustment expenses;

•	our ability to maintain our A.M. Best and Standard and Poor’s ratings;

•	our ability to raise capital on acceptable terms if necessary;

•	the cyclicality of the property and casualty reinsurance business;

•	the highly competitive nature of the property and casualty reinsurance industry;

•	our ability to maintain our business relationships with reinsurance brokers;

•	the availability of retrocessional reinsurance on acceptable terms;

•	market volatility and interest rate and currency exchange rate fluctuation;

•	tax, regulatory or legal restrictions or limitations applicable to us or the property and casualty reinsurance business generally;

•	general political and economic conditions, including the effects of civil unrest, acts of terrorism, war or a prolonged United States or global economic downturn or recession; and

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion.

As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us.  The foregoing factors, which are discussed in more detail in Part II, Item 1A, “Risk Factors” in this Form 10-Q and in Part I, Item 1A, “Risk Factors” in our 2009 Form 10-K, should not be construed as exhaustive.  Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that we are principally exposed to the following types of market risk: interest rate risk, credit risk, liquidity risk and foreign currency exchange rate risk.  The following discussion focuses only on material changes to these types of market risks since December 31, 2009.  See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2009 Form 10-K for a complete discussion of these risks.

Interest Rate Risk

The following table shows the aggregate hypothetical impact on the fair value of our fixed maturity securities portfolio as of March 31, 2010, resulting from an immediate parallel shift in the treasury yield curve ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp	+ 100 bp

Total market value	$3,913,324	3,833,340	3,749,283	3,661,576	$3,576,033

Percent change in market value	4.4%	2.2%	–	(2.3%)	(4.6%)

Resulting net appreciation (depreciation)	$149,794	69,810	(14,247)	(101,954)	$(187,497)

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended March 31, 2010 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following are material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” in our 2009 Form 10-K.

There are limitations on the ownership, transfer and voting rights of our common shares.

Under our Amended and Restated Bye-laws, our directors are required to decline to issue, repurchase, or register any transfer of shares if they determine in their sole discretion that such action may result in a person owning, directly or beneficially, and in some cases indirectly through non-U.S. entities or constructively, 10% or more of the voting power.  The directors also may refuse to issue, repurchase or register any transfer of shares if they determine in their sole discretion that such action may result in a non-de minimus adverse tax, legal or regulatory consequence.

In addition, our Amended and Restated Bye-laws generally provide that any person owning, directly or beneficially, and in some cases indirectly through non-U.S. entities or constructively, shares carrying 9.5% or more of the total voting rights attached to all of our outstanding shares, will have the voting rights attached to such shares reduced so that it may not exercise 9.5% or more of such total voting rights of the shares.  Because of the attribution provisions of the U.S. Internal Revenue Code of 1986, as amended, and the rules of the SEC regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder whether or not such shareholder directly holds 9.5% or more of our shares while other shareholders may have their voting rights increased.  Further, the directors have the authority to require from any shareholder certain information for the purpose of determining whether that shareholder's voting rights are to be reduced.  Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives the directors discretion to disregard all votes attached to that shareholder's shares.

The insurance law of Maryland, the domiciliary state of Platinum US, prevents any person from acquiring control of us or of Platinum US unless that person has filed a notification with specified information with the Maryland Insurance Commissioner and has obtained the Commissioner’s prior approval.  Under the Maryland statute, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted.  Accordingly, any person who acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Maryland Insurance Commissioner will be in violation of this law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Maryland Insurance Commissioner or prohibiting the voting of those securities and to other actions determined by the Maryland Insurance Commissioner.  In addition, many U.S. state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.  While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration.  Any future transactions that would constitute a change in control of Platinum Holdings may require prior notification in those states that have adopted pre-acquisition notification laws.

Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda.  In addition, sales of common shares to persons resident in Bermuda for Bermuda exchange control purposes may require the prior approval of the Bermuda Monetary Authority (the “Authority”).  Consent under the Exchange Control Act 1972 of Bermuda (and its related regulations) has been obtained from the Authority for the issue and transfer of the common shares between non-residents of Bermuda for exchange control purposes, provided our shares remain listed on an appointed stock exchange, which includes the New York Stock Exchange, Inc.  In giving such consent, neither the Authority nor the Registrar of Companies accepts any responsibility for the financial soundness of any proposal or for the correctness of any of the statements made or opinions expressed herein or therein.

The foregoing provisions of our Amended and Restated Bye-laws, and legal restrictions will have the effect of rendering more difficult or discouraging unsolicited takeover bids from third parties or the removal of incumbent management.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table summarizes our purchases of our common shares during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1, 2010 – January 31, 2010	289,500	$38.27	289,500	$88,009,067
February 1, 2010 – February 28, 2010	531,850	37.21	531,850	235,338,926
March 1, 2010 – March 31, 2010	867,116	37.31	867,116	202,986,126
Total	1,688,466	$37.44	1,688,466	$202,986,126

(1) Including commissions.
(2) On August 4, 2004, our board of directors established a program authorizing the repurchase of our common shares.  Since that date, our board of directors has approved increases in the repurchase program from time to time, most recently on April 29, 2010, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bye-Laws of the Company.(1)
10.1*	Platinum Underwriters Holdings, Ltd. 2010 Share Incentive Plan.(1)
10.2*	Employment Agreement dated April 29, 2010 between the Company and Allan C. Decleir.(2)
10.3*
Letter Agreement dated April 29, 2010 between the Company and James A. Krantz and Consulting Agreement dated April 29, 2010 between Platinum Administrative Services, Inc. and James A. Krantz attached as Exhibit A thereto.(2)

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

* Items denoted with an asterisk represent management contacts or compensatory plans or arrangements

(1) Incorporated by reference from the Company’s registration statement on Form S-8 (Registration No. 333-166368) filed with the SEC on April 29, 2010.

(2) Incorporated by reference from the Company’s current report on Form 8-K filed with the SEC on April 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: April 30, 2010	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2010	By:	/s/ James A. Krantz
James A. Krantz
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)