Form 10-Q
period 2010-06-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2010-07-26
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
     Yes ___     No  X

The registrant had 41,094,952 common shares, par value $0.01 per share, outstanding as of July 15, 2010.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $3,146,963 and $3,590,081, respectively)	$3,172,459	$3,514,052
Fixed maturity trading securities at fair value (amortized cost – $152,906 and $136,426, respectively)	161,365	142,566
Preferred stocks (cost – $812 and $1,879, respectively)	2,090	3,897
Short-term investments	89,825	26,350
Total investments	3,425,739	3,686,865
Cash and cash equivalents	1,102,274	682,784
Accrued investment income	28,373	29,834
Reinsurance premiums receivable	160,729	269,912
Reinsurance recoverable on ceded losses and loss adjustment expenses	15,288	19,240
Prepaid reinsurance premiums	12,748	10,470
Funds held by ceding companies	85,030	84,478
Deferred acquisition costs	38,994	40,427
Deferred tax assets	41,787	63,093
Other assets	23,787	134,475
Total assets	$4,934,749	$5,021,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,224,026	$2,349,336
Unearned premiums	168,545	180,609
Debt obligations	250,000	250,000
Commissions payable	57,370	90,461
Other liabilities	129,373	73,441
Total liabilities	2,829,314	2,943,847

Shareholders’ Equity
Common shares, $.01 par value, 200,000,000 shares authorized, 41,094,952 and 45,942,639 shares issued and outstanding, respectively	411	459
Additional paid-in capital	695,967	883,425
Accumulated other comprehensive income (loss)	12,700	(70,005)
Retained earnings	1,396,357	1,263,852
Total shareholders' equity	2,105,435	2,077,731

Total liabilities and shareholders' equity	$4,934,749	$5,021,578

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
Net premiums earned	$191,432	232,462	411,610	$480,214
Net investment income	35,372	44,077	72,877	78,323
Net realized gains on investments	49,489	10,794	54,946	31,364
Total other-than-temporary impairment losses	1,777	(10,194)	(10,861)	(13,654)
Portion of impairment losses recognized in accumulated other comprehensive income (loss)	(5,187)	6,938	(10,651)	6,990
Net impairment losses on investments	(3,410)	(3,256)	(21,512)	(6,664)
Other income (expense)	(144)	5,212	129	5,444
Total revenue	272,739	289,289	518,050	588,681

Expenses:
Net losses and loss adjustment expenses	71,475	124,945	236,043	269,109
Net acquisition expenses	44,088	38,338	81,417	78,494
Net changes in fair value of derivatives	30	106	2,345	2,523
Operating expenses	20,160	22,906	41,901	43,774
Net foreign currency exchange (gains) losses	(67)	(537)	(1,296)	459
Interest expense	4,709	4,756	9,469	9,511
Total expenses	140,395	190,514	369,879	403,870

Income before income tax expense	132,344	98,775	148,171	184,811
Income tax expense	8,205	645	8,611	1,759

Net income	124,139	98,130	139,560	183,052
Preferred dividends	–	–	–	1,301

Net income attributable to common shareholders	$124,139	98,130	139,560	$181,751

Earnings per common share:
Basic earnings per common share	$2.87	1.94	3.15	$3.63
Diluted earnings per common share	$2.68	1.90	2.95	$3.47

Comprehensive income:
Net income	$124,139	98,130	139,560	$183,052
Other comprehensive income – net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	34,833	64,958	82,705	63,382
Comprehensive income	$158,972	163,088	222,265	$246,434

Shareholder dividends:
Preferred shareholder dividends declared	$–	–	–	$2,602
Dividends declared per preferred share	–	–	–	0.45
Common shareholder dividends declared	3,400	4,026	7,055	8,288
Dividends declared per common share	$0.08	0.08	0.16	$0.16

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2010 and 2009
($ in thousands)

	2010	2009

Preferred shares:
Balances at beginning of period	$–	$57
Conversion of preferred shares	–	(57)
Balances at end of period	–	–

Common shares:
Balances at beginning of period	459	475
Issuance of common shares	1	–
Purchase of common shares	(58)	(37)
Settlement of equity awards	3	2
Conversion of preferred shares	–	57
Exercise of common share options	6	1
Balances at end of period	411	498

Additional paid-in capital:
Balances at beginning of period	883,425	1,114,135
Issuance of common shares	4	246
Purchase of common shares	(212,765)	(101,346)
Share based compensation	7,152	7,091
Settlement of equity awards	(966)	(1,070)
Exercise of common share options	19,245	1,575
Tax shortfall from share based compensation	(128)	–
Balances at end of period	695,967	1,020,631

Accumulated other comprehensive income (loss):
Balances at beginning of period	(70,005)	(188,987)
Cumulative effect of accounting change, net of deferred tax	–	(14,244)
Noncredit component of impairment losses on available-for-sale securities, net of deferred tax	8,528	(6,140)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	74,177	69,522
Balances at end of period	12,700	(139,849)

Retained earnings:
Balances at beginning of period	1,263,852	883,717
Cumulative effect of accounting change, net of deferred tax	–	14,244
Net income	139,560	183,052
Preferred share dividends	–	(1,301)
Common share dividends	(7,055)	(8,288)
Balances at end of period	1,396,357	1,071,424

Total shareholders’ equity	$2,105,435	$1,952,704

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2010 and 2009
($ in thousands)

	2010	2009

Operating Activities:
Net income	$139,560	$183,052
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	6,697	10,398
Net realized gains on investments	(54,946)	(31,364)
Net impairment losses on investments	21,512	6,664
Net foreign currency exchange (gains) losses	(1,296)	459
Share based compensation	7,152	7,091
Deferred income tax expense	3,227	3,818
Trading securities activities, net	(30,559)	199,030
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	1,227	(4,419)
Decrease in reinsurance premiums receivable	108,061	44,942
(Increase) decrease in funds held by ceding companies	(1,047)	15,885
Decrease in deferred acquisition costs	1,183	7,106
Decrease in net unpaid losses and loss adjustment expenses	(100,659)	(83,580)
Decrease in net unearned premiums	(12,466)	(26,827)
Changes in net current income tax payable and recoverable	(5,546)	3,301
Changes in other assets and liabilities	(60,573)	(11,682)
Other net	–	12
Net cash provided by operating activities	21,527	323,886

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	2,056,935	368,546
Proceeds from sale of preferred stocks	2,634	–
Proceeds from maturity or paydown of available-for-sale securities	158,439	296,086
Acquisition of available-for-sale securities	(1,547,483)	(1,301,166)
Acquisition of trading securities	–	(119,911)
(Increase) decrease in short-term investments	(63,375)	61,485
Net cash provided by (used in) investing activities	607,150	(694,960)

Financing Activities:
Dividends paid to preferred shareholders	–	(2,602)
Dividends paid to common shareholders	(7,055)	(8,288)
Purchase of common shares	(212,823)	(101,384)
Proceeds from exercise of common share options	19,251	1,576
Net cash used in financing activities	(200,627)	(110,698)

Effect of foreign currency exchange rate changes on cash	(8,560)	4,692

Net increase (decrease) in cash and cash equivalents	419,490	(477,080)
Cash and cash equivalents at beginning of period	682,784	813,017

Cash and cash equivalents at end of period	$1,102,274	$335,937

Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$11,261	$(5,610)
Interest paid	$9,375	$9,375

See accompanying Notes to the Consolidated Financial Statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to the Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These consolidated financial statements include the accounts of Platinum Holdings, Platinum Bermuda, Platinum US, Platinum Re (UK) Limited, Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings (“Platinum Regency”), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  All material inter-company transactions have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements included in this report as of and for the three and six months ended June 30, 2010 and 2009 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued additional guidance under the FASB Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”).  The amendments will affect the overall consolidation analysis under ASC 810.  In particular, the amendments modify the approach for determining the primary beneficiary of a VIE.  We adopted the guidance as of January 1, 2010 and it did not have an effect on our financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update requires additional disclosures about fair value measurements, including disclosures regarding (i) the amounts and reasons for significant transfers in and out of Level 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs, as previously disclosed for Level 3, (ii) inputs and valuation techniques used to measure fair value for financial assets and liabilities that fall in either Level 2 or Level 3, (iii) the activity within Level 3 fair value measurements, and (iv) disaggregation of financial assets and liabilities measured at fair value into classes of financial assets and liabilities.  The requirements were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We adopted the guidance as of January 1, 2010 and it did not have an effect on our financial position and results of operations.

2.	Investments

Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities and preferred stocks as of June 30, 2010 and December 31, 2009 ($ in thousands):

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-OTTI	Non-credit portion of OTTI	Fair Value
June 30, 2010:
U.S. Government	$1,034,196	21,849	–	–	$1,056,045
U.S. Government agencies	100,000	893	–	–	100,893
Corporate bonds	455,147	22,434	5,135	–	472,446
Commercial mortgage-backed securities	217,406	7,159	7,040	225	217,300
Residential mortgage-backed securities	231,213	3,863	33,882	11,381	189,813
Asset-backed securities	41,593	113	8,799	3,497	29,410
Municipal bonds	992,150	41,646	4,211	–	1,029,585
Non-U.S. governments	75,258	1,809	100	–	76,967
Total fixed maturity available-for-sale securities	3,146,963	99,766	59,167	15,103	3,172,459
Preferred stocks	812	1,278	–	–	2,090
Total available-for-sale securities	$3,147,775	101,044	59,167	15,103	$3,174,549

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-OTTI	Non-credit portion of OTTI	Fair Value
December 31, 2009:
U.S. Government	$614,224	270	5,797	–	$608,697
U.S. Government agencies	100,000	1,082	–	–	101,082
Corporate bonds	467,640	18,446	9,100	–	476,986
Commercial mortgage-backed securities	243,176	376	26,253	2,279	215,020
Residential mortgage-backed securities	767,338	3,158	39,142	16,651	714,703
Asset-backed securities	84,396	1,311	14,606	11,402	59,699
Municipal bonds	744,677	19,172	4,348	–	759,501
Non-U.S. governments	568,630	10,359	625	–	578,364
Total fixed maturity available-for-sale securities	3,590,081	54,174	99,871	30,332	3,514,052
Preferred stocks	1,879	2,018	–	–	3,897
Total available-for-sale securities	$3,591,960	56,192	99,871	30,332	$3,517,949

Our fixed maturity available-for-sale securities and preferred stocks are U.S. dollar denominated securities.  U.S. Government agencies include securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation.  Non-U.S. governments consist primarily of securities issued by governments and financial institutions that are explicitly guaranteed by the respective government.

Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of June 30, 2010 and December 31, 2009 ($ in thousands):

	June 30, 2010	December 31, 2009

Insurance-linked securities	$25,901	$25,682
Non-U.S. dollar denominated securities:
U.S. Government agencies	15,254	16,423
Corporate bonds	64	77
Non-U.S. governments	120,146	100,384
Total trading securities	$161,365	$142,566

We have elected to record our investments in insurance-linked securities at fair value.  Insurance-linked securities have exposure to catastrophe loss, which we actively manage.  We believe that the various risk elements of insurance-linked securities are more appropriately accounted for in accordance with the fair value measurement attributes of FASB ASC 825, “Financial Instruments” (“ASC 825”).  We have included insurance-linked securities at a fair value of $25.9 million and $25.7 million in our fixed maturity trading securities on our consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively.  The mark-to-market adjustments on securities recognized under ASC 825 resulted in a decrease in fair value of $0.6 million and an increase in fair value of $4.1 million for the three months ended June 30, 2010 and 2009, respectively, and an increase in fair value of $0.2 million and $2.8 million for the six months ended June 30, 2010 and 2009, respectively.  These mark-to-market adjustments were included in net realized gains on investments in our consolidated statements of operations.

At acquisition, we determine our trading intent in the near term for securities accounted for in accordance with ASC 825.  If we do not intend to sell these securities in the near term, the purchases and sales are included in investing activities in our consolidated statements of cash flows, otherwise they are included in operating activities.  For the six months ended June 30, 2010, there were no purchases or sales of trading securities accounted for in accordance with ASC 825.  For the six months ended June 30, 2009, purchases of $119.9 million of securities were classified as investing activities and net sales of $208.9 million of securities were classified as net trading securities and included in operating activities of the consolidated statements of cash flows.

Unrealized Gains and Losses

The following table sets forth the net changes in unrealized investment gains and losses on our fixed maturity available-for-sale securities for the three and six months ended June 30, 2010 and 2009 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Gross change in unrealized investment gains and losses	$45,056	69,109	100,784	$52,101
Less deferred tax	(10,223)	(4,151)	(18,079)	(2,963)
Cumulative effect of accounting change, net of deferred tax	–	–	–	14,244
Net change in unrealized gains and losses	$34,833	64,958	82,705	$63,382

The following table sets forth our unrealized losses on securities classified as available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009 ($ in thousands):

	June 30, 2010		December 31, 2009
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Less than twelve months:
U.S. Government	$–	–	594,343	$5,797
Corporate bonds	14,501	403	34,393	281
Commercial mortgage-backed securities	15	20	18,101	244
Residential mortgage-backed securities	15,493	753	540,606	10,446
Asset-backed securities	–	–	1,075	445
Municipal bonds	136,766	4,148	187,159	4,244
Non-U.S. governments	4,898	100	59,815	565
Total	$171,673	5,424	1,435,492	$22,022

Twelve months or more:
U.S. Government	$–	–	–	$–
Corporate bonds	35,436	4,732	59,423	8,819
Commercial mortgage-backed securities	47,276	7,245	160,039	28,288
Residential mortgage-backed securities	92,388	44,510	94,969	45,347
Asset-backed securities	28,669	12,296	28,238	25,563
Municipal bonds	3,039	63	3,015	104
Non-U.S. governments	–	–	1,661	60
Total	$206,808	68,846	347,345	$108,181

Total unrealized losses:
U.S. Government	$–	–	594,343	$5,797
Corporate bonds	49,937	5,135	93,816	9,100
Commercial mortgage-backed securities	47,291	7,265	178,140	28,532
Residential mortgage-backed securities	107,881	45,263	635,575	55,793
Asset-backed securities	28,669	12,296	29,313	26,008
Municipal bonds	139,805	4,211	190,174	4,348
Non-U.S. governments	4,898	100	61,476	625
Total	$378,481	74,270	1,782,837	$130,203

The fair values of fixed maturity available-for-sale securities included in the table above relate only to securities in an unrealized loss position as of the reporting date.  We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of an other-than-temporary impairment (“OTTI”).  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  These factors include the overall financial condition of the issuer, the length of time and magnitude of an unrealized loss, specific credit events, the collateral structure and the credit support that may be applicable.  The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows or (ii) the fair value of the security.  The credit loss is recognized in net income and the portion of OTTI related to all other factors is recognized in accumulated other comprehensive income in the consolidated statement of shareholders’ equity.

Investment holdings within our corporate bond portfolio were diversified across approximately 30 industry sectors and are comprised of many individual issuers and issues within each sector.  As of June 30, 2010, the single largest unrealized loss within our corporate bond portfolio was $1.4 million related to a security with an amortized cost of $7.4 million.  We consider the credit worthiness of our corporate bond portfolio by reviewing various performance metrics of the issuer, including financial condition and credit ratings as well as other public information.  We determined that none of our corporate bonds were other-than-temporarily impaired for the three and six months ended June 30, 2010 and 2009.

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded no net impairment losses related to CMBS for the three months ended June 30, 2010 and net impairment losses of $0.3 million for the three months ended June 30, 2009, and net impairment losses of $7.7 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively.

Our residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Our securities with underlying sub-prime mortgages as collateral are included in asset-backed securities.  We analyze our RMBS and sub-prime asset-backed securities on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded net impairment losses related to non-agency RMBS of $1.8 million and $2.3 million for the three months ended June 30, 2010 and 2009, respectively, and net impairment losses of $2.8 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively.   We also recorded net impairment losses related to sub-prime asset-backed securities of $1.6 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and net impairment losses of $11.0 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.

The following table sets forth a summary of the credit losses recognized on our fixed maturity available-for-sale securities for the six months ended June 30, 2010 and 2009 ($ in thousands):

	2010	2009
Beginning balance, January 1	$18,695	$–
Cumulative effect of accounting change	–	2,300
Credit losses on securities not previously impaired	7,728	2,728
Additional credit losses on securities previously impaired	13,784	2,728
Reduction for increases in cash flows expected to be collected	(291)	–
Ending balance, June 30	$39,916	$7,756

The credit losses on our fixed maturity available-for-sale securities related to CMBS and RMBS. The cumulative credit losses we recorded on CMBS of $10.4 million were on five securities issued from 2006 to 2008.  As of June 30, 2010, 9.7% of the mortgage pools backing these securities were 90 days or more past due and the mortgage pools had not incurred any losses.  For these securities, the expected losses for the underlying mortgage pools were greater than the remaining credit support of 16.8%.   The cumulative credit losses we recorded on RMBS and sub-prime asset-backed securities of $29.5 million were on 19 securities issued from 2005 to 2007.  As of June 30, 2010, 16.1% of the mortgage pools backing these securities were 90 days or more past due and 3.4% of the mortgage pools had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgage pools were greater than the remaining credit support of 7.9%.

We evaluate the unrealized losses of our preferred stocks by individual issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities will increase and we will recover our cost.  If we are unable to forecast a reasonable period of time in which we will recover the cost of our preferred stocks, we record a net impairment loss in our consolidated statement of operations equivalent to the entire unrealized loss.  We recorded no net impairment losses related to our preferred stocks for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010.  We recorded net impairment losses related to our preferred stocks of $1.2 million for the six months ended June 30, 2009.

In evaluating the potential for OTTI, we also consider our intent to sell a security and the likelihood that we will be required to sell a security before an unrealized loss is recovered.  Our intent to sell a security is based, in part, on adverse changes in the credit worthiness of a debt issuer, pricing and other market conditions and our anticipated net cash flows.  If we determine that we intend to sell a security that is in an unrealized loss position, then the unrealized loss related to such security, representing the difference between the security’s amortized cost and its fair value, is recognized as a net impairment loss in our consolidated statement of operations at the time we determine our intent is to sell.

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

Net Investment Income

The following table sets forth our net investment income for the three and six months ended June 30, 2010 and 2009 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Fixed maturity securities	$35,716	44,158	73,780	$77,724
Short-term investments and cash and cash equivalents	381	321	587	1,297
Funds held	465	837	918	1,709
Subtotal	36,562	45,316	75,285	80,730
Less investment expenses	1,190	1,239	2,408	2,407
Net investment income	$35,372	44,077	72,877	$78,323

Net Realized Gains and Losses on Investments

The following table sets forth our net realized gains and losses on investments for the three and six months ended June 30, 2010 and 2009 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Gross realized gains on the sale of investments	$54,249	8,155	58,962	$30,317
Gross realized losses on the sale of investments	(6,358)	(156)	(6,360)	(549)
Net realized gains on the sale of investments	47,891	7,999	52,602	29,768
Mark-to-market adjustments on trading securities	1,598	2,795	2,344	1,596
Net realized gains on investments	$49,489	10,794	54,946	$31,364

Maturities

Actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.  The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of June 30, 2010 ($ in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$95,214	$96,870
Due from one to five years	678,477	705,001
Due from five to ten years	1,400,756	1,443,426
Due in ten or more years	635,210	652,004
Mortgage-backed and asset-backed securities	490,212	436,523
Total	$3,299,869	$3,333,824

3.	Fair Value Measurements

The fair values of our financial assets and liabilities are determined primarily through the use of observable inputs.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from external independent sources.   Unobservable inputs reflect management’s assumptions about what market participants would use in pricing the asset or liability based on the best information available.   We classify our financial assets and liabilities in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.  This classification requires judgment in assessing the market and pricing methodologies for a particular security.  The fair value hierarchy includes the following three levels:

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

The following table presents the fair value measurement levels for all financial assets and liabilities which the Company has recorded at fair value as of June 30, 2010 and December 31, 2009 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3

June 30, 2010
Financial assets:
U.S. Government	$1,056,045	1,056,045	–	$–
U.S. Government agencies	116,147	–	116,147	–
Corporate bonds	472,510	23,221	449,289	–
Commercial mortgage-backed securities	217,300	–	217,300	–
Residential mortgage-backed securities	189,813	–	189,813	–
Asset-backed securities	29,410	–	29,410	–
Municipal bonds	1,029,585	–	1,029,585	–
Non-U.S. governments	197,113	57,178	139,935	–
Insurance-linked securities	25,901	–	25,901	–
Preferred stocks	2,090	2,090	–	–
Short-term investments	89,825	–	89,825	–
Total	$3,425,739	1,138,534	2,287,205	$–

Financial liabilities:
Derivative instrument	2,509	–	–	2,509
Total	$2,509	–	–	$2,509

December 31, 2009:
Financial assets:
U.S. Government	$608,697	608,697	–	$–
U.S. Government agencies	117,505	–	117,505	–
Corporate bonds	477,063	27,760	449,303	–
Commercial mortgage-backed securities	215,020	–	215,020	–
Residential mortgage-backed securities	714,703	–	714,703	–
Asset-backed securities	59,699	–	59,699	–
Municipal bonds	759,501	–	759,501	–
Non-U.S. governments	678,748	35,311	643,437	–
Insurance-linked securities	25,682	–	25,682	–
Preferred stocks	3,897	3,897	–	–
Short-term investments	26,350	–	26,350	–
Total	$3,686,865	675,665	3,011,200	$–

Financial liabilities:
Derivative instrument	4,677	–	–	4,677
Total	$4,677	–	–	$4,677

Our financial assets and liabilities recorded at fair value include fixed maturity securities, preferred stocks, short-term investments and a derivative instrument.   The fair values of our fixed maturity securities, preferred stocks and short-term investments are based on prices generally obtained from independent pricing vendors, index providers, or broker-dealers using observable inputs.  Fixed maturity securities are generally valued using the market approach.  The inputs used to determine the fair value of our financial assets and liabilities are as follows:

U.S. Government	The fair values of U.S. Government securities are based on quoted prices in active markets for identical assets. The fair value measurements are classified as Level 1.

U.S Government agencies
Our U.S. Government agencies portfolio consists of securities issued by financial institutions guaranteed by the Federal Deposit Insurance Corporation.  The observable inputs used to price these securities may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes.  The fair value measurements are classified as Level 2.

Corporate bonds
Our corporate bond portfolio is comprised of corporate issues and redeemable preferred stocks.  The observable inputs used to price corporate issues may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark securities, bids, credit risks and industry and economic indicators.  The fair value measurements are classified as Level 2.  Exchange traded redeemable preferred stocks are priced based on quoted prices in active markets for identical assets.  The fair value measurements are classified as Level 1.

Commercial mortgage-backed securities
The fair values of CMBS are determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, delinquencies, loss severities and default rates.  The fair value measurements are classified as Level 2.

Residential mortgage-backed securities
Our RMBS portfolio is comprised of securities issued by U.S. Government agencies and by non-agency institutions.  The observable inputs used to price U.S. Government agency RMBS may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, loan level information and prepayment speeds.  The observable inputs used to price non-agency RMBS may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, prepayment speeds, delinquencies, loss severities and default rates.  The fair value measurements are classified as Level 2.

Asset-backed securities (“ABS”)
The fair values of ABS are determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, type of collateral, prepayment speeds, delinquencies, loss severities and default rates.  The fair value measurements are classified as Level 2.

Municipal bonds
The fair values of municipal bonds are determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark securities, bids, credit risks and economic indicators.  The fair value measurements are classified as Level 2.

Non-U.S. governments
Our non-U.S. government bond portfolio consists of securities issued primarily by governments, provinces, agencies and supranationals as well as debt issued by financial institutions that is guaranteed by a non-U.S. government.  The fair values of non-U.S. government securities are determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes.  The fair value measurements are classified as Level 1 or Level 2.

Insurance-linked securities
The fair values of insurance-linked securities are determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark securities, bids, credit risks and specific catastrophic events.  The fair value measurements are classified as Level 2.

Preferred stocks	Non-redeemable exchange traded preferred stocks are priced based on quoted prices in active markets for identical assets. The fair value measurements are classified as Level 1.

Short-term investments	Short-term investments are generally carried at amortized cost, which approximates fair value and are classified as Level 2.

Derivative instrument
The fair value of our derivative instrument is determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models.  Unobservable inputs used in the internal valuation pricing model include the unpaid contract premiums, probability of losses triggered under the covered perils for first and second events, the remaining time to the end of the annual contract period and the seasonality of risks.  The valuation is based on the use of significant unobservable inputs therefore the fair value measurement is classified as Level 3.  See Note 4 for additional disclosure on our derivative instrument.

The following table reconciles the beginning and ending balance for our Level 3 financial instrument measured at fair value using significant unobservable inputs for the six months ended June 30, 2010 and 2009 ($ in thousands):

	2010	2009

Beginning balance at January 1	$(4,677)	$(4,753)
Purchases, issuances and settlements	4,513	4,829
Sales, maturities and paydowns	–	–
Total net realized gains (losses) included in earnings	–	–
Total decrease in fair value of the derivative instrument included in earnings	(2,345)	(2,523)
Total net unrealized gains (losses) included in comprehensive income	–	–
Transfers in and/or out of Level 3	–	–
Ending balance at June 30	$(2,509)	$(2,447)

Total decrease in fair value of the derivative instrument included in earnings relating to liabilities outstanding for the period	$(2,345)	$(2,523)

There were no transfers in or out of Levels 1, 2 or 3 during the six months ended June 30, 2010 and 2009.

The carrying amount of all financial assets and liabilities was equal to fair value as at June 30, 2010 and December 31, 2009, except for the senior notes included in debt obligations on our consolidated balance sheets.  The senior notes were recorded at cost with a carrying value of $250.0 million at June 30, 2010 and December 31, 2009, and had a fair value of $262.5 million and $245.0 million at June 30, 2010 and December 31, 2009, respectively.

4.	Derivative Instrument

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

Under the terms of the agreement, we pay Topiary approximately $9.7 million during each of the three annual periods.  The net derivative liability of $2.5 million and $4.7 million at June 30, 2010 and December 31, 2009, respectively, was included in other liabilities on our consolidated balance sheets.  The net change in fair value for the six months ended June 30, 2010 and 2009 of $2.3 million and $2.5 million, respectively, was included in the change in fair value of derivatives on our consolidated statements of operations.

Topiary’s limit of loss is collateralized with high quality investment grade securities deposited in an account to secure its obligations to the Company.  The performance of the securities in the collateral account is guaranteed under a total return swap agreement with Goldman Sachs International whose obligations under the swap agreement are guaranteed by Goldman Sachs Group, Inc.

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

The income tax returns of our U.S.-based subsidiaries that remain open to examination are for calendar years 2003 and forward.  The income tax returns of 2003 and 2004 are currently under examination by the U.S. Internal Revenue Service.

6.	Company Share Repurchases

Our board of directors has authorized the repurchase of our common shares through a share repurchase program.  In accordance with the share repurchase program, we repurchased 5,757,906 of our common shares in the open market for an aggregate amount of $212.8 million at a weighted average cost including commissions of $36.96 per share during the six months ended June 30, 2010.  The shares we repurchased were canceled.  Since the program was established, our board of directors has monitored the level of share repurchase activity and periodically restored the repurchase authority under the program to $250.0 million, most recently on July 22, 2010.

7.	Earnings per Common Share

The following is a reconciliation of the basic and diluted earnings per common share computations for the three and six months ended June 30, 2010 and 2009 ($ in thousands, except per share data):
	Net Income	Weighted Average Shares Outstanding	Earnings per Share

Three Months Ended June 30, 2010:
Basic and diluted earnings per common share:
Net income attributable to common shareholders	$124,139	43,225	$2.87
Effect of dilutive securities - common share options, restricted common shares and common share units	–	3,024
Adjusted net income for diluted earnings per common share	$124,139	46,249	$2.68

Three Months Ended June 30, 2009:
Basic and diluted earnings per common share:
Net income attributable to common shareholders	$98,130	50,580	$1.94
Effect of dilutive securities - common share options, restricted common shares and common share units	–	1,014
Adjusted net income for diluted earnings per common share	$98,130	51,594	$1.90

Six Months Ended June 30, 2010:
Basic and diluted earnings per common share:
Net income attributable to common shareholders	$139,560	44,322	$3.15
Effect of dilutive securities - common share options, restricted common shares and common share units	–	3,043
Adjusted net income for diluted earnings per common share	$139,560	47,365	$2.95

Six Months Ended June 30, 2009:
Basic and diluted earnings per common share:
Net income attributable to common shareholders	$181,751	50,105	$3.63
Effect of dilutive securities:
Common share options, restricted common shares and common share units	–	1,114
Conversion of preferred shares	–	1,525
Preferred share dividends	1,301	–
Adjusted net income for diluted earnings per common share	$183,052	52,744	$3.47

8.	Operating Segment Information

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  The Property and Marine operating segment includes principally property and marine reinsurance coverages that are written in the United States and international markets.  This operating segment includes property reinsurance, crop reinsurance and marine and aviation reinsurance.  The Property and Marine operating segment includes reinsurance contracts that are either catastrophe excess-of-loss, per-risk excess-of-loss or proportional contracts.  The Casualty operating segment includes reinsurance contracts that cover general and product liability, professional liability, accident and health, umbrella liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, and political risk.  We generally seek to write casualty reinsurance on an excess-of-loss basis.  We write first dollar proportional casualty reinsurance contracts on an opportunistic basis.  The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our downside risk, reinsurance contracts that we classify as finite risk provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through finite risk contracts are generally consistent with the classes covered by traditional products.  The finite risk contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.

In managing our operating segments, we use measures such as net underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, net realized gains and losses on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses to segments.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of underwriting income to income before income tax expense for the three and six months ended June 30, 2010 and 2009 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total
Three Months Ended June 30, 2010:
Net premiums written	$74,105	72,628	4,985	$151,718

Net premiums earned	100,550	85,166	5,716	191,432
Net losses and loss adjustment expenses	35,010	40,058	(3,593)	71,475
Net acquisition expenses	17,218	18,752	8,118	44,088
Other underwriting expenses	7,720	5,654	313	13,687
Segment underwriting income	$40,602	20,702	878	62,182

Net investment income				35,372
Net realized gains on investments				49,489
Net impairment losses on investments				(3,410)
Net changes in fair value of derivatives				(30)
Net foreign currency exchange gains				67
Other expense				(144)
Corporate expenses not allocated to segments				(6,473)
Interest expense				(4,709)
Income before income tax expense				$132,344

Ratios:
Net loss and loss adjustment expense	34.8%	47.0%	(62.9%)	37.3%
Net acquisition expense	17.1%	22.0%	142.0%	23.0%
Other underwriting expense	7.7%	6.6%	5.5%	7.1%
Combined	59.6%	75.6%	84.6%	67.4%

Three Months Ended June 30, 2009:
Net premiums written	$113,405	87,459	7,253	$208,117

Net premiums earned	128,316	99,161	4,985	232,462
Net losses and loss adjustment expenses	62,807	61,042	1,096	124,945
Net acquisition expenses	13,526	20,406	4,406	38,338
Other underwriting expenses	9,123	6,130	400	15,653
Segment underwriting income (loss)	$42,860	11,583	(917)	53,526

Net investment income				44,077
Net realized gains on investments				10,794
Net impairment losses on investments				(3,256)
Net changes in fair value of derivatives				(106)
Net foreign currency exchange gains				537
Other income				5,212
Corporate expenses not allocated to segments				(7,253)
Interest expense				(4,756)
Income before income tax expense				$98,775

Ratios:
Net loss and loss adjustment expense	48.9%	61.6%	22.0%	53.7%
Net acquisition expense	10.5%	20.6%	88.4%	16.5%
Other underwriting expense	7.1%	6.2%	8.0%	6.7%
Combined	66.5%	88.4%	118.4%	76.9%

	Property and Marine	Casualty	Finite Risk	Total
Six Months Ended June 30, 2010:
Net premiums written	$220,890	166,379	11,876	$399,145

Net premiums earned	228,356	173,068	10,186	411,610
Net losses and loss adjustment expenses	161,637	71,588	2,818	236,043
Net acquisition expenses	33,449	36,479	11,489	81,417
Other underwriting expenses	16,419	12,124	651	29,194
Segment underwriting income (loss)	$16,851	52,877	(4,772)	64,956

Net investment income				72,877
Net realized gains on investments				54,946
Net impairment losses on investments				(21,512)
Net changes in fair value of derivatives				(2,345)
Net foreign currency exchange gains				1,296
Other income				129
Corporate expenses not allocated to segments				(12,707)
Interest expense				(9,469)
Income before income tax expense				$148,171

Ratios:
Net loss and loss adjustment expense	70.8%	41.4%	27.7%	57.3%
Net acquisition expense	14.6%	21.1%	112.8%	19.8%
Other underwriting expense	7.2%	7.0%	6.4%	7.1%
Combined	92.6%	69.5%	146.9%	84.2%

Six Months Ended June 30, 2009:
Net premiums written	$255,140	185,473	12,776	$453,389

Net premiums earned	261,987	209,121	9,106	480,214
Net losses and loss adjustment expenses	140,258	120,183	8,668	269,109
Net acquisition expenses	30,890	46,627	977	78,494
Other underwriting expenses	17,282	11,799	700	29,781
Segment underwriting income (loss)	$73,557	30,512	(1,239)	102,830

Net investment income				78,323
Net realized gains on investment				31,364
Net impairment losses on investments				(6,664)
Net changes in fair value of derivatives				(2,523)
Net foreign currency exchange losses				(459)
Other income				5,444
Corporate expenses not allocated to segments				(13,993)
Interest expense				(9,511)
Income before income tax expense				$184,811

Ratios:
Net loss and loss adjustment expense	53.5%	57.5%	95.2%	56.0%
Net acquisition expense	11.8%	22.3%	10.7%	16.3%
Other underwriting expense	6.6%	5.6%	7.7%	6.2%
Combined	71.9%	85.4%	113.6%	78.5%

9.	Condensed Consolidating Financial Information

Platinum Finance is a U.S. based intermediate holding company and a wholly-owned subsidiary of Platinum Regency.  The outstanding Series B Notes issued by Platinum Finance, due June 1, 2017, are fully and unconditionally guaranteed by Platinum Holdings.

The payment of dividends from our subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States, and Ireland.  Based on the regulatory restrictions of the applicable jurisdictions, the maximum amount available for payment of dividends or other distributions by Platinum US to Platinum Finance in 2010 without prior regulatory approval is $38.6 million.  The maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2010, including Platinum US, without prior regulatory approval is estimated to be approximately $431.0 million.  During the three and six months ended June 30, 2010, Platinum Bermuda paid dividends of $110.0 million and $235.0 million, respectively, to Platinum Holdings.  During the three and six months ended June 30, 2010, Platinum Regency paid dividends of $8.5 million to Platinum Holdings.  During the three and six months ended June 30, 2010, Platinum US paid dividends of $20.0 million to Platinum Finance.

The tables below present the condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 ($ in thousands):

Condensed Consolidating Balance Sheet June 30, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	26,415	3,399,324	–	$3,425,739
Investment in subsidiaries	2,014,814	603,857	406,534	(3,025,205)	–
Cash and cash equivalents	80,753	36,975	984,546	–	1,102,274
Reinsurance assets	–	–	312,789	–	312,789
Other assets	13,501	3,226	77,778	(558)	93,947
Total assets	$2,109,068	670,473	5,180,971	(3,025,763)	$4,934,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,449,941	–	$2,449,941
Debt obligations	–	250,000	–	–	250,000
Other liabilities	3,633	14,193	112,105	(558)	129,373
Total liabilities	3,633	264,193	2,562,046	(558)	2,829,314

Shareholders’ Equity
Common shares	411	–	8,000	(8,000)	411
Additional paid-in capital	695,967	212,479	1,875,609	(2,088,088)	695,967
Accumulated other comprehensive income	12,700	26,135	38,764	(64,899)	12,700
Retained earnings	1,396,357	167,666	696,552	(864,218)	1,396,357
Total shareholders’ equity	2,105,435	406,280	2,618,925	(3,025,205)	2,105,435

Total liabilities and shareholders’ equity	$2,109,068	670,473	5,180,971	(3,025,763)	$4,934,749

Condensed Consolidating Balance Sheet December 31, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	26,426	3,660,439	–	$3,686,865
Investment in subsidiaries	2,023,276	546,946	341,627	(2,911,849)	–
Cash and cash equivalents	49,448	7,655	625,681	–	682,784
Reinsurance assets	–	–	424,527	–	424,527
Other assets	13,649	6,265	210,963	(3,475)	227,402
Total assets	$2,086,373	587,292	5,263,237	(2,915,324)	$5,021,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,620,406	–	$2,620,406
Debt obligations	–	250,000	–	–	250,000
Other liabilities	8,642	1,641	66,633	(3,475)	73,441
Total liabilities	8,642	251,641	2,687,039	(3,475)	2,943,847

Shareholders’ Equity
Common shares	459	–	6,250	(6,250)	459
Additional paid-in capital	883,425	212,608	1,883,156	(2,095,764)	883,425
Accumulated other comprehensive loss	(70,005)	(7,439)	(77,490)	84,929	(70,005)
Retained earnings	1,263,852	130,482	764,282	(894,764)	1,263,852
Total shareholders’ equity	2,077,731	335,651	2,576,198	(2,911,849)	2,077,731

Total liabilities and shareholders’ equity	$2,086,373	587,292	5,263,237	(2,915,324)	$5,021,578

Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	191,432	–	$191,432
Net investment income	21	47	35,304	–	35,372
Net realized gains on investments	–	–	49,489	–	49,489
Net impairment losses on investments	–	–	(3,410)	–	(3,410)
Other income (expense)	(654)	–	510	–	(144)
Total revenue	(633)	47	273,325	–	272,739

Expenses:
Net losses and loss adjustment expenses	–	–	71,475	–	71,475
Net acquisition expenses	–	–	44,088	–	44,088
Net changes in fair value of derivatives	–	–	30	–	30
Operating expenses	6,448	66	13,646	–	20,160
Net foreign currency exchange gains	–	–	(67)	–	(67)
Interest expense	–	4,709	–	–	4,709
Total expenses	6,448	4,775	129,172	–	140,395

Income (loss) before income tax expense (benefit)	(7,081)	(4,728)	144,153	–	132,344
Income tax expense (benefit)	–	(1,664)	9,869	–	8,205

Income (loss) before equity in earnings of subsidiaries	(7,081)	(3,064)	134,284	–	124,139
Equity in earnings of subsidiaries	131,220	26,154	25,932	(183,306)	–

Net income	$124,139	23,090	160,216	(183,306)	$124,139

Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	232,462	–	$232,462
Net investment income	14	41	44,022	–	44,077
Net realized gains on investments	–	–	10,794	–	10,794
Net impairment losses on investments	–	–	(3,256)	–	(3,256)
Other income	448	–	4,764	–	5,212
Total revenue	462	41	288,786	–	289,289

Expenses:
Net losses and loss adjustment expenses	–	–	124,945	–	124,945
Net acquisition expenses	–	–	38,338	–	38,338
Net changes in fair value of derivatives	–	–	106	–	106
Operating expenses	6,616	111	16,179	–	22,906
Net foreign currency exchange gains	–	–	(537)	–	(537)
Interest expense	–	4,756	–	–	4,756
Total expenses	6,616	4,867	179,031	–	190,514

Income (loss) before income tax expense (benefit)	(6,154)	(4,826)	109,755	–	98,775
Income tax expense (benefit)	150	(1,515)	2,010	–	645

Income (loss) before equity in earnings of subsidiaries	(6,304)	(3,311)	107,745	–	98,130
Equity in earnings of subsidiaries	104,434	7,414	5,083	(116,931)	–

Net income	$98,130	4,103	112,828	(116,931)	$98,130

Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	411,610	–	$411,610
Net investment income	31	93	72,753	–	72,877
Net realized gains on investments	–	–	54,946	–	54,946
Net impairment losses on investments	–	–	(21,512)	–	(21,512)
Other income (expense)	(210)	–	339	–	129
Total revenue	(179)	93	518,136	–	518,050

Expenses:
Net losses and loss adjustment expenses	–	–	236,043	–	236,043
Net acquisition expenses	–	–	81,417	–	81,417
Net changes in fair value of derivatives	–	–	2,345	–	2,345
Operating expenses	12,721	135	29,045	–	41,901
Net foreign currency exchange gains	–	–	(1,296)	–	(1,296)
Interest expense	–	9,469	–	–	9,469
Total expenses	12,721	9,604	347,554	–	369,879

Income (loss) before income tax expense (benefit)	(12,900)	(9,511)	170,582	–	148,171
Income tax expense (benefit)	–	(3,204)	11,815	–	8,611

Income (loss) before equity in earnings of subsidiaries	(12,900)	(6,307)	158,767	–	139,560
Equity in earnings of subsidiaries	152,460	43,491	37,004	(232,955)	–

Net income	$139,560	37,184	195,771	(232,955)	$139,560

Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	480,214	–	$480,214
Net investment income	44	61	78,218	–	78,323
Net realized gains on investments	–	–	31,364	–	31,364
Net impairment losses on investments	–	–	(6,664)	–	(6,664)
Other income	902	–	4,542	–	5,444
Total revenue	946	61	587,674	–	588,681

Expenses:
Net losses and loss adjustment expenses	–	–	269,109	–	269,109
Net acquisition expenses	–	–	78,494	–	78,494
Net changes in fair value of derivatives	–	–	2,523	–	2,523
Operating expenses	13,159	219	30,396	–	43,774
Net foreign currency exchange losses	–	–	459	–	459
Interest expense	–	9,511	–	–	9,511
Total expenses	13,159	9,730	380,981	–	403,870

Income (loss) before income tax expense (benefit)	(12,213)	(9,669)	206,693	–	184,811
Income tax expense (benefit)	300	(3,210)	4,669	–	1,759

Income (loss) before equity in earnings of subsidiaries	(12,513)	(6,459)	202,024	–	183,052
Equity in earnings of subsidiaries	195,565	11,165	5,454	(212,184)	–

Net income	183,052	4,706	207,478	(212,184)	183,052
Preferred dividends	1,301	–	–	–	1,301

Net income attributable to common shareholders	$181,751	4,706	207,478	(212,184)	$181,751

Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the Six Months Ended June 30, 2010	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(11,568)	9,240	23,855	–	$21,527

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	–	–	2,056,935	–	2,056,935
Proceeds from sale of preferred stocks	–	–	2,634	–	2,634
Proceeds from maturity or paydown of available-for-sale securities	–	79	158,360	–	158,439
Acquisition of available-for-sale securities	–	–	(1,547,483)	–	(1,547,483)
Increase in short-term investments	–	–	(63,375)	–	(63,375)
Dividends from subsidiaries	243,500	20,000	–	(263,500)	–
Net cash provided by investing activities	243,500	20,079	607,071	(263,500)	607,150

Financing Activities:
Dividends paid to common shareholders	(7,055)	–	(263,500)	263,500	(7,055)
Purchase of common shares	(212,823)	–	–	–	(212,823)
Proceeds from exercise of common share options	19,251	–	–	–	19,251
Net cash used in financing activities	(200,627)		(263,500)	263,500	(200,627)

Effect of foreign currency exchange rate changes on cash	–	–	(8,560)	–	(8,560)

Net increase in cash and cash equivalents	31,305	29,319	358,866	–	419,490
Cash and cash equivalents at beginning of period	49,449	7,655	625,680	–	682,784

Cash and cash equivalents at end of period	$80,754	36,974	984,546	–	$1,102,274

Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the Six Months Ended June 30, 2009	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(6,866)	(9,448)	340,200	–	$323,886

Investing Activities:
Proceeds from sale of available-for-sale securities	–	–	368,546	–	368,546
Purchase of subsidiary shares	–	–	(18,367)	18,367	–
Proceeds from maturity or paydown of available-for-sale securities	–	668	295,418	–	296,086
Acquisition of available-for-sale securities	–	–	(1,301,166)	–	(1,301,166)
Acquisition of trading securities	–	–	(119,911)	–	(119,911)
Increase in short-term investments	–	–	61,485	–	61,485
Dividends from subsidiaries	65,000	20,000	–	(85,000)	–
Net cash provided by (used in) investing activities	65,000	20,668	(713,995)	(66,633)	(694,960)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	–	–	–	(2,602)
Dividends paid to common shareholders	(8,288)	–	(85,000)	85,000	(8,288)
Purchase of common shares	(101,384)	–	–	–	(101,384)
Proceeds from exercise of share options	1,576	–	–	–	1,576
Proceeds from common share issuance	–	18,367	–	(18,367)	–
Net cash provided be (used in) financing activities	(110,698)	18,367	(85,000)	66,633	(110,698)

Effect of foreign currency exchange rate changes on cash	–	–	4,692	–	4,692

Net increase (decrease) in cash and cash equivalents	(52,564)	29,587	(454,103)	–	(477,080)
Cash and cash equivalents at beginning of period	66,325	10,468	736,224	–	813,017

Cash and cash equivalents at end of period	$13,761	40,055	282,121	–	$335,937

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended June 30, 2010 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see the “Note on Forward-Looking Statements” below.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

We had $2.4 billion and $2.3 billion in capital resources as of June 30, 2010 and December 31, 2009, respectively.  Our net income was $124.1 million and $98.1 million for the three months ended June 30, 2010 and 2009, respectively.  Net income was $139.6 million and $183.1 million for the six months ended June 30, 2010 and 2009, respectively.  The increase in net income for the three months ended June 30, 2010 was primarily due to an increase in net realized gains on investments in 2010 as compared with the six months ended June 30, 2009.  The decrease in net income for the six months ended June 30, 2010 was due to losses arising from catastrophes, substantially attributable to the earthquake in Chile in the first quarter of 2010 as compared with the six months ended June 30, 2009 when there was lower catastrophe activity.  This was partially offset by an increase in net favorable development as compared with the six months ended June 30, 2009.  Our net premiums written were $151.7 million and $208.1 million for the three months ended June 30, 2010 and 2009, respectively.  Net premiums written were $399.1 million and $453.4 million for the six months ended June 30, 2010 and 2009, respectively.  The decrease in net premiums written for the three and six months ended June 30, 2010 was primarily due to non-renewal of business that fell below our minimum pricing standards as compared to the same periods in 2009.

 Current Outlook

We anticipate the remainder of 2010 will continue to be characterized by ample capacity for insurance risk and that risk adjusted pricing will come under downward pressure in all lines of business that have not recently experienced significant losses.

We expect the presence or absence of major catastrophe events will have a significant effect on property market capacity and pricing at January 1, 2011.  We intend to adjust the composition and size of our portfolio accordingly.

If reinsurance rates for business in the property market remain attractive, we expect to write a similar amount of non-crop property and marine business for the remainder of 2010 compared with the amount we wrote in 2009.  As a result, we expect that property and marine business will represent a larger proportion of our overall book of business, which could result in increased volatility in our results of operations.

We believe that capacity for casualty insurance and reinsurance will remain abundant during the remainder of 2010.  Competition continues to drive rates down and with interest rates at low levels and losses trending at a positive rate, the expected profitability of many casualty contracts is eroding.  However, we believe that select casualty reinsurance treaties will offer adequate returns.  Under these conditions, we expect the amount of business we write in our Casualty segment will continue to decrease until market conditions change for the better.

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

 Results of Operations

 Three Months Ended June 30, 2010 as Compared with the Three Months Ended June 30, 2009

Net income and diluted earnings per common share for the three months ended June 30, 2010 and 2009 were as follows ($ in thousands, except earnings per common share):

	2010	2009	Increase (decrease)

Net income	$124,139	98,130	$26,009
Weighted average shares outstanding used to calculate diluted earnings per common share	46,249	51,594	(5,345)
Diluted earnings per common share	$2.68	1.90	$0.78

The increase in net income for the three months ended June 30, 2010 as compared with the same period in 2009 was primarily due to an increase in net realized gains on investments of $38.7 million and an increase in net underwriting income of $8.7 million, partially offset by decreases in net investment income of $8.7 million and other income of $5.4 million and an increase in income tax expense of $7.6 million.  The increase in net realized gains on investments resulted from sales of certain investments that increased in fair value.  The increase in net underwriting income for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009 was primarily due to an increase in net favorable development and changes in the mix of business, including an increase in catastrophe business.  Partially offsetting the increase in net underwriting income was an increase in catastrophe losses substantially attributable to the earthquake in Chile.  Net underwriting income consists of net premiums earned, less net losses and LAE, net acquisition expenses and operating costs related to underwriting operations.

The increase in diluted earnings per common share for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009 was partially due to the increase in net income.  Diluted earnings per common share was also favorably impacted by decreased average shares outstanding used to calculate diluted earnings per common share for the three months ended June 30, 2010 compared with the three months ended June 30, 2009.  The weighted average shares outstanding for the three months ended June 30, 2010 decreased primarily due to the impact of our repurchase of 11,358,600 common shares from April 1, 2009 to June 30, 2010.

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, net realized gains and losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses to segments.  Segment underwriting income is reconciled to the U.S. GAAP measure of income before income taxes in Note 8 to the consolidated financial statements in this Form 10-Q.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.

Underwriting Results

Net underwriting income was $62.2 million and $53.5 million for the three months ended June 30, 2010 and 2009, respectively.  The increase in net underwriting income was primarily due to an increase in net favorable development and changes in the mix of business, partially offset by an increase in losses arising from major catastrophes in 2010.

Net favorable development was $40.1 million and $23.6 million for the three months ended June 30, 2010 and 2009, respectively.  Net favorable or unfavorable development is the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions.  The net favorable development for the three months ended June 30, 2010 relating to prior years was in both the Property and Marine and Casualty segments.  Net losses arising from major catastrophes were $16.4 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively.

Property and Marine

The Property and Marine operating segment generated 48.8% and 54.5% of our net premiums written for the three months ended June 30, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the three months ended June 30, 2010 and 2009 ($ in thousands):

	2010	2009	Increase (decrease)

Gross premiums written	$83,967	120,498	$(36,531)
Ceded premiums written	9,862	7,093	2,769
Net premiums written	74,105	113,405	(39,300)

Net premiums earned	100,550	128,316	(27,766)
Net losses and LAE	35,010	62,807	(27,797)
Net acquisition expenses	17,218	13,526	3,692
Other underwriting expenses	7,720	9,123	(1,403)
Property and Marine segment underwriting income	$40,602	42,860	$(2,258)

Ratios:
Net loss and LAE	34.8%	48.9%	(14.1) points
Net acquisition expense	17.1%	10.5%	6.6 points
Other underwriting expense	7.7%	7.1%	0.6 points
Combined	59.6%	66.5%	(6.9) points

The Property and Marine segment underwriting income decreased by $2.3 million for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009, primarily due to an increase in net losses arising from major catastrophes, partially offset by an increase in net favorable development.  Net losses arising from major catastrophes were $16.4 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively.  Net losses from major catastrophes for the three months ended June 30, 2010 were substantially attributable to an increase in losses estimated for the earthquake in Chile.  Net favorable development was $15.5 million and $6.2 million for the three months ended June 30, 2010 and 2009, respectively.

Gross premiums written decreased by $36.5 million for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009.  Gross premiums written included reinstatement premiums related to major catastrophes of $2.4 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively.  The decrease in gross premiums written was primarily due to decreases in the North American property classes, including crop, catastrophe, and per risk excess-of-loss business for the three months ended June 30, 2010 as compared to the same period in 2009.  The increase in ceded premiums written for the three months ended June 30, 2010 as compared with the same period in 2009 was primarily the result of an increase in the purchase of industry loss warranties.  The decrease in net premiums earned for the three months ended June 30, 2010 as compared with the same period in 2009 was the result of decreases in net premiums written in the prior underwriting years and in crop business in 2010 and also reflects changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE decreased by $27.8 million for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009, which was primarily due to an increase in net favorable loss development and a decrease in net premiums earned, offset by an increase in catastrophe losses substantially attributable to the earthquake in Chile.  Net favorable loss development was $19.8 million for the three months ended June 30, 2010 as compared with net unfavorable loss development of $1.0 million for the three months ended June 30, 2009.  Net losses and LAE arising from major catastrophes was $19.6 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 19.0 points for the three months ended June 30, 2010 and net unfavorable loss development and related premium adjustments increased the net loss and LAE ratio by 0.1 points for the three months ended June 30, 2009.  Net losses arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 19.0 points and 0.4 points for the three months ended June 30, 2010 and 2009, respectively.  The resulting loss ratio, excluding catastrophes and development, decreased due to a lower proportion of crop business written, which has a higher loss ratio than the remainder of the segment, and a higher proportion of catastrophe business, which has a lower loss ratio than the remainder of the segment.  Net favorable loss development for the three months ended June 30, 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than we expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the three months ended June 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per risk excess-of-loss	$3,596	434	93	$4,123
Catastrophe excess-of-loss (non-major events)	5,087	458	383	5,928
Crop	10,806	(3,464)	–	7,342
Major catastrophes	(691)	–	(1,874)	(2,565)
Other property	979	(427)	70	622
Total	$19,777	(2,999)	(1,328)	$15,450

Net favorable development in the property per risk excess-of-loss class arose primarily from the 2007 through 2009 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2009 underwriting year.  Net favorable development in the crop class arose primarily from our North American business in the 2009 underwriting year.  Net unfavorable development in the major catastrophes class arose primarily from marine exposure on Hurricane Ike.

The following table sets forth the net favorable (unfavorable) development for the three months ended June 30, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per risk excess-of-loss	$4,999	(23)	318	$5,294
Catastrophe excess-of-loss (non-major events)	1,485	94	95	1,674
Major catastrophes	(1,112)	–	1,338	226
Crop	(4,860)	5,200	–	340
Marine, aviation and satellite	(2,294)	291	203	(1,800)
Other	735	(254)	–	481
Total	$(1,047)	5,308	1,954	$6,215

Net favorable development in the property per risk excess-of-loss class arose primarily from our North American business in the 2006 and 2007 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2008 underwriting year.  Net favorable development in the crop class arose from our international crop business, which was substantially offset by net unfavorable development from our North American crop business.  Net unfavorable development in the marine, aviation and satellite class arose primarily from our marine business in the 2005, 2007 and 2008 underwriting years.

Net acquisition expenses and related net acquisition expense ratios were $17.2 million and 17.1% for the three months ended June 30, 2010 and $13.5 million and 10.5% for the three months ended June 30, 2009.  The increases in net acquisition expenses and net acquisition expense ratio were primarily due to an increase in commissions related to net favorable development.

Casualty

The Casualty operating segment generated 47.9% and 42.0% of our net premiums written for the three months ended June 30, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the three months ended June 30, 2010 and 2009 ($ in thousands):

	2010	2009	Increase (decrease)

Net premiums written	$72,628	87,459	$(14,831)

Net premiums earned	85,166	99,161	(13,995)
Net losses and LAE	40,058	61,042	(20,984)
Net acquisition expenses	18,752	20,406	(1,654)
Other underwriting expenses	5,654	6,130	(476)
Casualty segment underwriting income	$20,702	11,583	$9,119

Ratios:
Net loss and LAE	47.0%	61.6%	(14.6) points
Net acquisition expense	22.0%	20.6%	1.4 points
Other underwriting expense	6.6%	6.2%	0.4 points
Combined	75.6%	88.4%	(12.8) points

The Casualty segment underwriting income increased by $9.1 million for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009, which was primarily the result of an increase in net favorable development and changes in the mix of business.  Net favorable development was $23.4 million and $17.8 million for the three months ended June 30, 2010 and 2009, respectively.

Net premiums written decreased by $14.8 million for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009, which was primarily due to decreases in business underwritten in 2010 and 2009 across most casualty classes as a result of fewer opportunities that met our underwriting standards.  Net premiums earned decreased by $14.0 million as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE decreased by $21.0 million for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009, which was due to an increase in net favorable loss development and a decrease in net premiums earned.  Net favorable loss development was $22.6 million and $13.5 million for the three months ended June 30, 2010 and 2009, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 26.7 points and 13.9 points for the three months ended June 30, 2010 and 2009, respectively.  Net favorable loss development for the three months ended June 30, 2010 and 2009 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development for the three months ended June 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$12,487	5	–	$12,492
North American occurrence excess-of-loss	7,340	(124)	–	7,216
North American umbrella	2,427	(3)	–	2,424
Accident and health	728	295	–	1,023
Other	(364)	475	136	247
Total	$22,618	648	136	$23,402

Net favorable development in the North American claims made class arose primarily from the 2004 through 2006 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2002, 2003, 2004 and 2006 underwriting years.  In addition, we experienced favorable development in the 2008 underwriting year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior periods.  Net favorable development in the North American umbrella class arose primarily from the 2003 underwriting year.  Net favorable development in the accident and health class arose primarily from the 2005 through 2008 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the three months ended June 30, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American excess-of-loss claims made	$8,412	545	–	$8,957
North American clash	2,635	(4)	295	2,926
International casualty	2,028	(119)	62	1,971
North American occurrence excess-of-loss	2,467	(533)	32	1,966
North American umbrella	(2,941)	4,176	–	1,235
Other	870	(145)	61	786
Total	$13,471	3,920	450	$17,841

Net favorable development in the North American excess-of-loss claims made class arose primarily from the 2003 underwriting year.  Net favorable development in the North American clash class arose primarily from an improvement in a loss resulting from an oil refinery explosion in 2005.  Net favorable development in the international casualty class arose primarily from our motor excess-of-loss business in the 2002 through 2005 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose from the 2003 and 2004 underwriting years after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  Net favorable development in the North American umbrella class arose from the 2003 underwriting year and also included offsetting adjustments to both net losses and LAE and net acquisition costs in other underwriting years.

Net acquisition expenses and related net acquisition expense ratios were $18.8 million and 22.0% for the three months ended June 30, 2010 and $20.4 million and 20.6% for the three months ended June 30, 2009.  The decrease in net acquisition expenses was due to a decrease in net premiums earned and commissions related to net favorable development.  The net acquisition ratio was impacted by favorable development on net acquisition expenses and changes in the mix of business.

Finite Risk

The Finite Risk segment generated 3.3% and 3.5% of our net premiums written for the three months ended June 30, 2010 and 2009, respectively.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the three months ended June 30, 2010 and 2009 ($ in thousands):

	2010	2009	Increase (decrease)

Net premiums written	$4,985	7,253	$(2,268)

Net premiums earned	5,716	4,985	731

Net losses and LAE	(3,593)	1,096
Net acquisition expenses	8,118	4,406
Net losses, LAE and acquisition expenses	4,525	5,502	(977)
Other underwriting expenses	313	400	(87)
Finite Risk segment underwriting income (loss)	$878	(917)	$1,795

Ratios:
Net loss and LAE	(62.9%)	22.0%
Net acquisition expense	142.0%	88.4%
Net loss, LAE and acquisition expense ratios	79.1%	110.4%	(31.3) points
Other underwriting expense	5.5%	8.0%	(2.5) points
Combined	84.6%	118.4%	(33.8) points

During the three months ended June 30, 2010 and 2009, the Finite Risk portfolio consisted of one finite risk contract in force and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively insignificant adjustments of prior years’ business.

Net losses, LAE and acquisition expenses decreased by $1.0 million for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009, primarily due to net favorable development for the three months ended June 30, 2010 compared to net unfavorable development for the three months ended June 30, 2009.  Net favorable development was $1.2 million for the three months ended June 30, 2010 compared to net unfavorable development of $0.5 million for the three months ended June 30, 2009.  Net favorable development for the three months ended June 30, 2010 was primarily due to the commutation of a contract from the 2005 underwriting year and a decrease in losses related to a contract from the 2003 underwriting year.  The net favorable development decreased the net loss and LAE and acquisition expense ratio by 21.4 points for the three months ended June 30, 2010 compared to net unfavorable development increasing the ratio by 10.1 points for the three months ended June 30, 2009.

Non-Underwriting Results

Net investment income was $35.4 million and $44.1 million for the three months ended June 30, 2010 and 2009, respectively.  Net investment income decreased primarily as a result of lower yields on invested assets and cash and cash equivalents.

Net realized gains on investments were $49.5 million and $10.8 million for the three months ended June 30, 2010 and 2009, respectively.  The following table sets forth the components of our net realized gains and losses on investments for the three months ended June 30, 2010 and 2009 ($ in thousands):

	2010	2009	Net change

Gross realized gains on the sale of investments	$54,249	8,155	$46,094
Gross realized losses on the sale of investments	(6,358)	(156)	(6,202)
Net realized gains on the sale of investments	47,891	7,999	39,892
Mark-to-market adjustments on trading securities	1,598	2,795	(1,197)
Net realized gains on investments	$49,489	10,794	$38,695

Sales of investments for the three months ended June 30, 2010 resulted in net realized gains on investments of $47.9 million, primarily from sales of U.S. Government securities, U.S. Government agency residential mortgage-backed securities (“RMBS”) and non-U.S. Government securities.  The net gains from mark-to-market adjustments on trading securities for the three months ended June 30, 2010 were comprised of net gains of $1.6 million related primarily to non-U.S. Government securities.  Sales of investments for the three months ended June 30, 2009 resulted in net realized gains on investments of $8.0 million primarily from U.S. Government agency securities, corporate bonds, U.S. Government agency RMBS and asset-backed securities.  The net gains from mark-to-market adjustments on trading securities for the three months ended June 30, 2009 were comprised of net gains of $2.8 million related primarily to non-U.S. Governments and U.S. Treasury Inflation-Protected Securities (“TIPS”).

Net impairment losses on investments were $3.4 million and $3.3 million for the three months ended June 30, 2010 and 2009, respectively.  The net impairment losses reflect other-than-temporary impairments attributed to credit losses for impaired securities.  The net impairment losses recorded for the three months ended June 30, 2010 included $1.8 million related to non-agency RMBS and $1.6 million related to sub-prime asset-backed securities.  The net impairment losses recorded for the three months ended June 30, 2009 included $2.3 million related to non-agency RMBS, $0.6 million of sub-prime asset-backed securities and $0.3 million related to commercial mortgage-backed securities (“CMBS”).

Other expense was $0.1 million for the three months ended June 30, 2010 and other income was $5.2 million for the three months ended June 30, 2009.  Other income for the three months ended June 30, 2009 substantially all related to profit on a reinsurance contract that was accounted for as a deposit.

Operating expenses were $20.2 million and $22.9 million for the three months ended June 30, 2010 and 2009, respectively.  Operating expenses included $13.7 million and $15.7 million related to other underwriting expenses for the three months ended June 30, 2010 and 2009, respectively, which represents compensation and other expenses associated with the operations of the underwriting subsidiaries.  The remaining operating expenses of $6.5 million and $7.2 million for the three months ended June 30, 2010 and 2009, respectively, related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The decrease was partially attributable to lower performance based compensation accruals.

Interest expense was $4.7 million for each of the three months ended June 30, 2010 and 2009 and was related to our $250.0 million of Series B Notes due June 1, 2017.

Income tax expense was $8.2 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively.  Our income tax expense during interim periods is based on an estimate of our consolidated annual effective tax rate.  The effective tax rates for the three months ended June 30, 2010 and 2009 were 6.2% and 0.7%, respectively.  The increases in income tax expense and the effective tax rate were the result of an increase in the proportion of income before income taxes generated by our U.S.-based subsidiaries.

 Six Months Ended June 30, 2010 as Compared with the Six Months Ended June 30, 2009

Net income and diluted earnings per common share for the six months ended June 30, 2010 and 2009 were as follows ($ in thousands, except earnings per common share):

	2010	2009	Decrease

Net income	$139,560	183,052	$43,492
Weighted average shares outstanding used to calculate diluted earnings per common share	47,365	52,744	5,379
Diluted earnings per common share	$2.95	3.47	$0.52

The decrease in net income for the six months ended June 30, 2010 as compared with the same period in 2009 was primarily due to a decrease in net underwriting income of $37.9 million, an increase in net impairment losses on investments of $14.8 million and an increase in income tax expense of $6.9 million, partially offset by an increase in net realized gains on investments of $23.6 million.  The decrease in net underwriting income was primarily due to an increase in losses arising from major catastrophes, partially offset by an increase in net favorable development.  The increase in net realized gains on investments resulted from sales of certain investments that increased in fair value.

The decrease in diluted earnings per common share for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009 was primarily due to the decrease in net income.  The impact of the decrease in net income on earnings per common share was partially offset by decreased average shares outstanding used to calculate diluted earnings per common share for the six months ended June 30, 2010 compared with the six months ended June 30, 2009.  The weighted average shares outstanding for the six months ended June 30, 2010 decreased primarily due to the impact of our repurchase of 13,610,404 common shares from January 1, 2009 to June 30, 2010.

Underwriting Results

Net underwriting income was $65.0 million and $102.8 million for the six months ended June 30, 2010 and 2009, respectively.  The decrease in net underwriting income was primarily due to an increase in losses arising from major catastrophes in 2010, partially offset by an increase in net favorable development and changes in the mix of business.

Net losses arising from major catastrophes were $105.4 million and $10.5 million for the six months ended June 30, 2010 and 2009, respectively.  Net favorable development was $89.6 million and $45.6 million for the six months ended June 30, 2010 and 2009, respectively.  The net favorable development for the six months ended June 30, 2010 and 2009 relating to prior years was in both the Property and Marine and Casualty segments.

Property and Marine

The Property and Marine operating segment generated 55.3% and 56.3% of our net premiums written for the six months ended June 30, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the six months ended June 30, 2010 and 2009 ($ in thousands):

	2010	2009	Increase (decrease)

Gross premiums written	$236,512	265,933	$(29,421)
Ceded premiums written	15,622	10,793	4,829
Net premiums written	220,890	255,140	(34,250)

Net premiums earned	228,356	261,987	(33,631)
Net losses and LAE	161,637	140,258	21,379
Net acquisition expenses	33,449	30,890	2,559
Other underwriting expenses	16,419	17,282	(863)
Property and Marine segment underwriting income	$16,851	73,557	$(56,706)

Ratios:
Net loss and LAE	70.8%	53.5%	17.3 points
Net acquisition expense	14.6%	11.8%	2.8 points
Other underwriting expense	7.2%	6.6%	0.6 points
Combined	92.6%	71.9%	20.7 points

The Property and Marine segment underwriting income decreased by $56.7 million for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009, which was primarily due to a decrease in earned premiums and an increase in net losses arising from major catastrophes, partially offset by an increase in net favorable development.  We had $105.4 million of net losses arising from major catastrophes for the six months ended June 30, 2010 as compared with $10.5 million in the same period in 2009.  Net losses from major catastrophes in 2010 were substantially attributable to the earthquake in Chile.  Net favorable development was $34.1 million and $6.1 million for the six months ended June 30, 2010 and 2009, respectively.

Gross premiums written decreased by $29.4 million for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009.  Gross premiums written included reinstatement premiums of $16.6 million and $1.9 million related to major catastrophes for the six months ended June 30, 2010 and 2009, respectively.  The decrease in gross premiums written was primarily due to decreases in North American crop business for the six months ended June 30, 2010 as compared with the same period in 2009, partially offset by an increase in catastrophe business for the same period.  The increase in ceded premiums written for the six months ended June 30, 2010 as compared with the same period in 2009 was primarily the result of an increase in the purchase of industry loss warranties.  The decrease in net premiums earned for the six months ended June 30, 2010 as compared with the same period in 2009 was the result of reduced net premiums written in the prior underwriting years and reflects changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $21.4 million for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009, which was primarily due to losses arising from major catastrophes in 2010, substantially attributable to the earthquake in Chile.  Net losses and LAE arising from major catastrophes were $120.7 million and $12.4 million for the six months ended June 30, 2010 and 2009, respectively.  The increase in net losses arising from major catastrophes was partially offset by an increase in net favorable loss development.  Net favorable loss development was $38.4 million for the six months ended June 30, 2010 as compared with net unfavorable loss development of $2.5 million for the six months ended June 30, 2009.  Net losses arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 51.6 points and 4.3 points for the six months ended June 30, 2010 and 2009, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 16.6 points for the six months ended June 30, 2010 and net unfavorable loss development and related premium adjustments increased the net loss and LAE ratio by 0.3 points for the six months ended June 30, 2009.  The resulting loss ratio, excluding catastrophes and development, decreased due to a lower proportion of crop business, which has a higher loss ratio than the remainder of the segment, and a higher proportion of catastrophe business, which has a lower loss ratio than the remainder of the segment.  Net favorable loss development for the six months ended June 30, 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than we expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the six months ended June 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per risk excess-of-loss	$12,950	(71)	164	$13,043
Catastrophe excess-of-loss (non-major events)	7,452	351	524	8,327
Crop	14,724	(3,463)	–	11,261
Property proportional	2,928	(418)	–	2,510
Marine, aviation and satellite	1,059	(253)	301	1,107
Major catastrophes	(691)	–	(1,466)	(2,157)
Total	$38,422	(3,854)	(477)	$34,091

Net favorable development in the property per risk excess-of-loss class arose primarily from international and North American regional business from the 2007 and 2009 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2009 underwriting year.  Net favorable development in the crop class arose primarily from our North American business in the 2009 underwriting year.  Net favorable development in the property proportional class arose primarily from our North American business in the 2005 through 2008 underwriting years.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2005 and 2007 underwriting years. Net unfavorable development in the major catastrophes class arose primarily from marine exposure on Hurricane Ike.

The following table sets forth the net favorable (unfavorable) development for the six months ended June 30, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per risk excess-of-loss	$7,699	(249)	322	$7,772
Catastrophe excess-of-loss (non-major events)	8,055	912	252	9,219
Major catastrophes	(3,528)	–	1,698	(1,830)
Crop	(10,583)	5,105	–	(5,478)
Marine, aviation and satellite	(5,730)	214	690	(4,826)
Other	1,556	(283)	–	1,273
Total	$(2,531)	5,699	2,962	$6,130

Net favorable development in the property per risk excess-of-loss class arose primarily from the 2006 and 2007 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2008 underwriting year.  Net unfavorable development in the major catastrophes class arose primarily from marine exposure on Hurricanes Ike, Gustav and Katrina.  Net unfavorable development in the crop class arose primarily from the 2008 underwriting year.  Net unfavorable development in the marine, aviation and satellite class arose primarily from the 2005 through 2008 underwriting years from our marine business.

Net acquisition expenses and related net acquisition expense ratios were $33.4 million and 14.6% for the six months ended June 30, 2010 and $30.9 million and 11.8% for the six months ended June 30, 2009.  The increases in net acquisition expenses and net acquisition expense ratio were primarily due to an increase in commissions related to net favorable development.

Casualty

The Casualty operating segment generated 41.7% and 40.9% of our net premiums written for the six months ended June 30, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the six months ended June 30, 2010 and 2009 ($ in thousands):

	2010	2009	Increase (decrease)

Net premiums written	$166,379	185,473	$(19,094)

Net premiums earned	173,068	209,121	(36,053)
Net losses and LAE	71,588	120,183	(48,595)
Net acquisition expenses	36,479	46,627	(10,148)
Other underwriting expenses	12,124	11,799	325
Casualty segment underwriting income	$52,877	30,512	$22,365

Ratios:
Net loss and LAE	41.4%	57.5%	(16.1) points
Net acquisition expense	21.1%	22.3%	(1.2) points
Other underwriting expense	7.0%	5.6%	1.4 points
Combined	69.5%	85.4%	(15.9) points

The Casualty segment underwriting income increased by $22.4 million for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009, which was primarily the result of an increase in net favorable development.  Net favorable development was $60.0 million and $40.1 million for the six months ended June 30, 2010 and 2009, respectively.

Net premiums written decreased by $19.1 million for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009, which was primarily due to decreases in business underwritten in 2010 and 2009 across most casualty classes as a result of fewer opportunities that met our underwriting standards.  Net premiums earned decreased by $36.1 million as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE decreased by $48.6 million for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009, which was due to an increase in net favorable loss development and a decrease in net premiums earned.  Net favorable loss development was $56.0 million and $36.6 million for the six months ended June 30, 2010 and 2009, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 32.5 points and 17.5 points for the six months ended June 30, 2010 and 2009, respectively.  Net favorable loss development for the six months ended June 30, 2010 and 2009 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development for the six months ended June 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$23,521	2,271	–	$25,792
North American occurrence excess-of-loss	24,680	(249)	7	24,438
North American umbrella	5,876	(2)	–	5,874
Financial lines	1,831	23	65	1,919
International casualty	(1,310)	289	223	(798)
Accident and health	1,671	1,173	–	2,844
Other	(309)	61	135	(113)
Total	$55,960	3,566	430	$59,956

Net favorable development in the North American claims made class arose primarily from the 2003 through 2006 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2002 through 2006 underwriting years.  In addition, we experienced net favorable development in the 2008 underwriting year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  Net favorable development in the North American umbrella class arose primarily from the 2003 and 2004 underwriting years, partially offset by unfavorable development in the 2008 underwriting year.  Net favorable development in the financial lines class arose primarily from our North American surety business in the 2004 though 2007 underwriting years.  Net unfavorable development in the international casualty class arose from the 2008 underwriting year, partially offset by net favorable development on all other years.  Net favorable development in the accident and health class arose primarily from the 2007 and 2008 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the six months ended June 30, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American excess-of-loss claims made	$15,343	434	–	$15,777
North American clash	1,619	(29)	227	1,817
International casualty	1,525	(229)	139	1,435
North American occurrence excess-of-loss	13,764	(434)	73	13,403
North American umbrella	3,661	4,145	–	7,806
Other	697	(256)	(595)	(154)
Total	$36,609	3,631	(156)	$40,084

Net favorable development in the North American excess-of-loss claims made class arose primarily from the 2003 underwriting year.  Net favorable development in the North American clash class arose primarily from an improvement in a loss resulting from an oil refinery explosion in 2005.  Net favorable development in the international casualty class arose primarily from our motor excess-of-loss business in various underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2003 through 2005 underwriting years.  In addition, we experienced net favorable development in the 2007 underwriting year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  Net favorable development in the North American umbrella class arose primarily from the 2003, 2004 and 2005 underwriting years and also included offsetting adjustments to both net losses and LAE and net acquisition costs in other underwriting years.

Net acquisition expenses and related net acquisition expense ratios were $36.5 million and 21.1% for the six months ended June 30, 2010 and $46.6 million and 22.3% for the six months ended June 30, 2009.  The decrease in net acquisition expenses was primarily due to a decrease in net premiums earned.  The net acquisition expense ratio decreased due to changes in the mix of business.

Finite Risk

The Finite Risk segment generated 3.0% and 2.8% of our net premiums written for the six months ended June 30, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the six months ended June 30, 2010 and 2009 ($ in thousands):

	2010	2009	Increase (decrease)

Net premiums written	$11,876	12,776	$(900)

Net premiums earned	10,186	9,106	1,080

Net losses and LAE	2,818	8,668
Net acquisition expenses	11,489	977
Net losses, LAE and acquisition expenses	14,307	9,645	4,662
Other underwriting expenses	651	700	(49)
Finite Risk segment underwriting loss	$(4,772)	(1,239)	$(3,533)

Ratios:
Net loss and LAE	27.7%	95.2%
Net acquisition expense	112.8%	10.7%
Net loss, LAE and acquisition expense ratios	140.5%	105.9%	34.6 points
Other underwriting expense	6.4%	7.7%	(1.3) points
Combined	146.9%	113.6%	33.3 points

During the six months ended June 30, 2010 and 2009, the Finite Risk portfolio consisted of one finite risk contract in force and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively insignificant adjustments of prior years’ business.

Net losses, LAE and acquisition expenses increased by $4.7 million for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009, primarily due to an increase in net unfavorable development.  Net unfavorable development was $4.5 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively.  Net unfavorable development for the six months ended June 30, 2010 was primarily due to an increase in losses related to a contract from the 2003 underwriting year.  The net unfavorable development increased the net loss and LAE and acquisition expense ratio by 44.1 points in 2010 and by 6.2 points in 2009.

Non-Underwriting Results

Net investment income was $72.9 million and $78.3 million for the six months ended June 30, 2010 and 2009, respectively.  Net investment income decreased primarily as a result of lower yields on invested assets and cash and cash equivalents.

Net realized gains on investments were $54.9 million and $31.4 million for the six months ended June 30, 2010 and 2009, respectively.  The following table sets forth the components of our net realized gains and losses on investments for the six months ended June 30, 2010 and 2009 ($ in thousands):

	2010	2009	Net change

Gross realized gains on the sale of investments	$58,962	30,317	$28,645
Gross realized losses on the sale of investments	(6,360)	(549)	(5,811)
Net realized gains on the sale of investments	52,602	29,768	22,834
Mark-to-market adjustments on trading securities	2,344	1,596	748
Net realized gains on investments	$54,946	31,364	$23,582

Sales of investments for the six months ended June 30, 2010 resulted in net realized gains on investments of $52.6 million, primarily from sales of U.S. Government securities, U.S. Government agency RMBS, corporate bonds and non-U.S. Government securities.  The net gains from mark-to-market adjustments on trading securities for the six months ended June 30, 2010 were comprised of net gains of $2.3 million related primarily to non-U.S. Government securities.  Sales of investments for the six months ended June 30, 2009 resulted in net realized gains on investments of $29.8 million from TIPS, U.S. Government agencies, corporate bonds, U.S. Government agency RMBS, asset-backed securities and non-U.S. government securities.  The net gains from mark-to-market adjustments on trading securities for the six months ended June 30, 2009 were comprised of net gains of $1.6 million related primarily to non-U.S. Governments and TIPS.

Net impairment losses on investments were $21.5 million and $6.7 million for the six months ended June 30, 2010 and 2009, respectively.  The net impairment losses reflect other-than-temporary impairments attributed to the credit losses for impaired securities.  The net impairment losses recorded for the six months ended June 30, 2010 included $11.0 million related to sub-prime asset-backed securities, $7.7 million related to CMBS and $2.8 million related to non-agency RMBS.  The net impairment losses recorded for the six months ended June 30, 2009 included $3.8 million related to non-agency RMBS, $1.2 million related to preferred stocks, $1.0 million related to CMBS and $0.7 million sub-prime asset-backed securities.

The net changes in fair value of derivatives were $2.3 million and $2.5 million for the six months ended June 30, 2010 and 2009, respectively.  The net changes in the fair value of derivatives was attributed to a three year derivative contract with Topiary Capital Limited that commenced in August 2008 and provides us with annual second event catastrophe protection.

Other income was $0.1 million and $5.4 million for the six months ended June 30, 2010 and 2009, respectively.  Other income for the six months ended June 30, 2009 substantially all related to profit on a reinsurance contract that was accounted for as a deposit.

Operating expenses were $41.9 million and $43.8 million for the six months ended June 30, 2010 and 2009, respectively.  Operating expenses included $29.2 million and $29.8 million related to other underwriting expenses for the six months ended June 30, 2010 and 2009, respectively, which represents compensation and other expenses associated with the operations of the underwriting subsidiaries.  The remaining operating expenses of $12.7 million and $14.0 million for the six months ended June 30, 2010 and 2009, respectively, related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The decrease was partially attributable to lower performance based compensation accruals.

Net foreign currency exchange gains were $1.3 million for the six months ended June 30, 2010 and net foreign currency exchange losses were $0.5 million for the six months ended June 30, 2009.  The net foreign exchange gains and losses for the six months ended June 30, 2010 and 2009 were minimal because we held non-U.S. dollar denominated assets and liabilities, primarily the Euro and Pound Sterling, in approximately equivalent amounts.

Interest expense was $9.5 million for each of the six months ended June 30, 2010 and 2009 and was related to our $250.0 million of Series B Notes due June 1, 2017.

Income tax expense was $8.6 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively.  Our income tax expense during interim periods is based on an estimate of our consolidated annual effective tax rate.  The effective tax rates for the six months ended June 30, 2010 and 2009 were 5.8% and 1.0%, respectively.  The increases in income tax expense and the effective tax rate were the result of an increase in the proportion of income before income taxes generated by our U.S.-based subsidiaries.

 Financial Condition

The following discussion of financial condition, liquidity and capital resources as of June 30, 2010 focuses only on material changes from December 31, 2009.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition,” in our 2009 Form 10-K.

 Liquidity

Liquidity Requirements

Our principal cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, and income taxes.  Additionally, cash is required for dividends to our common shareholders, the servicing of debt, capital expenditures and the purchase of retrocessional contracts.  Our liquidity requirements have not changed materially since December 31, 2009.  We expect that our liquidity needs for the next twelve months will be met by our cash and cash equivalents, short-term investments, cash flows from operations, investment income and proceeds on the sale, redemption or maturity of our investments.

Platinum Bermuda and Platinum US have reinsurance and other contracts that require them to provide collateral to ceding companies should certain events occur, such as a decline in our rating by A.M. Best Company, Inc. (“A.M. Best”) or Standard and Poor’s Ratings Services (“S&P”) below specified levels, or a decline in statutory equity below specified amounts, or when certain levels of assumed liabilities are attained.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.  As of June 30, 2010 and December 31, 2009, we held investments with a carrying value of $100.5 million and $275.5 million, respectively, and cash and cash equivalents of $22.7 million and $26.8 million, respectively, in trust to collateralize obligations under our reinsurance contracts.  As of June 30, 2010 and December 31, 2009, we held investments with a carrying value of $160.9 million and $206.5 million, respectively, and cash and cash equivalents of $27.7 million and $17.0 million, respectively, to collateralize letters of credit issued under our credit facility.  The letters of credit were issued primarily to collateralize obligations under various reinsurance contracts.

Sources of Liquidity

Our sources of funds consist primarily of cash from operations, proceeds from sales, redemption and maturity of investments, issuance of securities and cash and cash equivalents held by us.  Net cash flows provided by operations excluding trading security activities were $52.1 million and $124.9 million for the six months ended June 30, 2010 and 2009, respectively. In addition, we have a $400.0 million credit facility with a syndicate of lenders that consists of a $150.0 million senior unsecured credit facility available for revolving borrowings and letters of credit and a $250.0 million senior secured credit facility available for letters of credit.  As of June 30, 2010, $150.0 million was available for borrowing and letters of credit on an unsecured basis and $114.4 million was available for letters of credit on a secured basis under the credit facility.  As of December 31, 2009, $150.0 million was available for borrowing and letters of credit on an unsecured basis and $105.9 million was available for letters of credit on a secured basis under the credit facility.

On a consolidated basis, our aggregate cash and invested assets totaled $4.5 billion and $4.4 billion at June 30, 2010 and December 31, 2009, respectively.  Additionally, there were net balances due to brokers of $76.6 million related to the purchase of securities at June 30, 2010 as compared with net balances due from brokers of $123.3 million related to the sale of securities at December 31, 2009.  Balances due from and to brokers are included in other assets and other liabilities, respectively.  Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  Our aggregate cash and invested assets, including net balances due to and from brokers, had a duration of 3.9 years and 3.5 years as of June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010, the fair value of our available-for-sale securities was $3.2 billion, with a net unrealized gain of $26.8 million.  The following table sets forth the fair values, net unrealized gains and losses and average credit quality of our fixed maturity securities as of June 30, 2010 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Average Credit Quality

Available-for-sale securities:
U.S. Government	$1,056,045	$21,849	Aaa
U.S. Government agencies	100,893	893	Aaa
Corporate bonds:
Industrial	310,355	15,974	A3
Finance	15,236	(1,407)	Baa2
Utilities	66,391	3,006	A3
Insurance	57,243	3,020	A3
Preferreds with maturity date	23,221	(3,294)	Baa2
Mortgage-backed and asset-backed securities:
Commercial mortgage-backed securities	217,300	(106)	Aa2
U.S. Government agency residential mortgage-backed securities	93,620	3,813	Aaa
Non-agency residential mortgage-backed securities	89,117	(38,894)	Ba2
Alt-A residential mortgage-backed securities	7,076	(6,319)	Caa2
Sub-prime asset-backed securities	9,815	(11,852)	B2
Asset-backed securities	19,595	(331)	Aaa
Municipal bonds	1,029,585	37,435	Aa2
Non-U.S. governments	76,967	1,709	Aa1
Total fixed maturity available-for-sale securities	3,172,459	25,496	Aa2
Preferred stocks	2,090	1,278	Ba3
Total available-for-sale securities	3,174,549	26,774	Aa2

Trading securities:
Insurance-linked securities	25,901	n/a	Ba3
U.S. Government agencies	15,254	n/a	Aaa
Corporate bonds	64	n/a	Baa2
Non-U.S. governments	120,146	n/a	Aaa
Total trading securities	161,365	n/a	Aa2
Short-term investments	89,825	n/a	Aaa
Total investments	$3,425,739	$26,774	Aa2

The net unrealized loss position of our portfolio of CMBS was $0.1 million as of June 30, 2010 as compared with $28.2 million as of December 31, 2009.  This decrease in net unrealized loss was primarily attributable to a decrease in yields and the recognition of credit impairments from December 31, 2009 to June 30, 2010.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized loss position of our RMBS portfolio was $41.4 million as of June 30, 2010 as compared with $52.6 million as of December 31, 2009.  The change in net unrealized loss was primarily attributable to the recognition of credit impairments since December 31, 2009.  Approximately 49% of the RMBS in our investment portfolio are issued or guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 51% of our RMBS were issued by non-agency institutions and included securities with underlying Alt-A mortgages.  The net unrealized loss position of our portfolio of sub-prime asset-backed securities was $11.9 million as of June 30, 2010 as compared with $25.7 million as of December 31, 2009.  This decrease in net unrealized loss was primarily attributable to the recognition of credit impairments since December 31, 2009.  We analyze our RMBS and sub-prime asset-backed securities on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

Fair Values

The following discussion focuses only on material changes to disclosure on fair values since December 31, 2009.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates – Valuation of Investments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity – Fair Values” in our 2009 Form 10-K for further disclosure on fair values.

We obtain prices for all of our fixed maturity securities and preferred stocks from pricing services, which include index providers, pricing vendors and broker-dealers.  As of June 30, 2010, we valued approximately 48% of our investment securities using prices obtained from index providers, 38% using prices obtained from pricing vendors, and 14% using prices obtained from broker-dealers.

See Note 3 in the consolidated financial statements in this Form 10-Q for a detailed discussion on observable inputs used to determine the fair value of our financial assets and liabilities and also the observable and unobservable inputs used to determine fair value of all other financial instruments.

 Capital Resources

At June 30, 2010 and December 31, 2009, our capital resources were $2.4 billion and $2.3 billion, respectively, and consisted of common shareholders’ equity of $2.1 billion and $250.0 million of Series B Notes.  There was no significant change in capital during the three and six months ended June 30, 2010 as net income for the period and the increase in the fair value of our available-for-sale investment portfolio was substantially offset by share repurchase activity.

In accordance with the share repurchase program authorized by our board of directors, we repurchased 5,757,906 of our common shares in the open market for an aggregate amount of $212.8 million at a weighted average cost including commissions of $36.96 per share during the six months ended June 30, 2010.  On August 4, 2004, our board of directors established a program authorizing the repurchase of our common shares.  Since that date, our board of directors has approved increases in the repurchase program from time to time, most recently on July 22, 2010, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.  Our board of directors has also authorized the repurchase of up to $250.0 million of our outstanding Series B Notes issued by Platinum Finance in open market purchases, privately negotiated transactions or otherwise.  We have not repurchased any Series B Notes.  The timing and amount of the repurchase transactions under these programs depends on a variety of factors, including market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in our consolidated financial statements as of June 30, 2010.

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

The inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

•	severe catastrophic events over which we have no control;

•	the effectiveness of our loss limitation methods and pricing models;

•	the adequacy of our liability for unpaid losses and loss adjustment expenses;

•	our ability to maintain our A.M. Best and S&P ratings;

•	our ability to raise capital on acceptable terms if necessary;

•	the cyclicality of the property and casualty reinsurance business;

•	the highly competitive nature of the property and casualty reinsurance industry;

•	our ability to maintain our business relationships with reinsurance brokers;

•	the availability of retrocessional reinsurance on acceptable terms;

•	market volatility and interest rate and currency exchange rate fluctuation;

•	tax, regulatory or legal restrictions or limitations applicable to us or the property and casualty reinsurance business generally;

•	general political and economic conditions, including the effects of civil unrest, acts of terrorism, war or a prolonged United States or global economic downturn or recession; and

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion.

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

 Interest Rate Risk

The following table shows the aggregate hypothetical impact on the fair value of our fixed maturity securities portfolio as of June 30, 2010, resulting from an immediate parallel shift in the treasury yield curve ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp	+ 100bp

Total market value	$3,509,506	3,422,081	3,333,824	3,248,140	$3,165,409

Percent change in market value	5.3%	2.6%	–	(2.6%)	(5.1%)

Resulting net appreciation (depreciation)	$209,637	122,212	33,955	(51,729)	$(134,460)

ITEM 4.	CONTROLS AND PROCEDURES

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

 Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended June 30, 2010 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The foregoing provisions of our Amended and Restated Bye-laws and legal restrictions will have the effect of rendering more difficult or discouraging unsolicited takeover bids from third parties or the removal of incumbent management.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table summarizes our purchases of our common shares during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2010 – April 30, 2010	106,700	$37.10	106,700	$246,041,025
May 1, 2010 – May 31, 2010	2,663,700	36.98	2,663,700	147,544,789
June 1, 2010 – June 30, 2010	1,299,040	36.29	1,299,040	100,399,063
Total	4,069,440	$36.76	4,069,440	$100,399,063

(1)	Including commissions.

(2)
On August 4, 2004, our board of directors established a program authorizing the repurchase of our common shares.  Since that date, our board of directors has approved increases in the repurchase program from time to time, most recently on July 22, 2010, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Amended and Restated Employment Agreement dated July 22, 2010 between the Company and Michael D. Price. (1)
10.2*
Amended and Restated Employment Agreement dated July 22, 2010 between the Company and Michael E. Lombardozzi and Letter Agreement dated September 1, 2011 between Platinum Administrative Services, Inc. and Michael E. Lombardozzi attached as Exhibit B thereto. (1)

31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(1)Incorporated by reference from the Company’s current report on Form 8-K filed with the SEC on July 23, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: July 26, 2010	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2010	By:	/s/ Allan C. Decleir
Allan C. Decleir
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)