Form 10-Q/A
period 2010-06-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2010-08-11
CIK 1171500

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

EXPLANATORY NOTE

Platinum Underwriters Holdings, Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q as of and for the period ended June 30, 2010, originally filed with the Securities and Exchange Commission (the "SEC") on July 26, 2010 (the "Form 10-Q"), solely for the purpose of submitting its first Interactive Data File on Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events occurring subsequent to the original filing date of the Form 10-Q and does not modify or update in any way the disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and otherwise is not subject to liability under these sections.

PART II – OTHER INFORMATION

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

31.1	Certification of Michael D. Price, Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. (1)
31.2	Certification of Allan C. Decleir, Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. (1)
32.1	Certification of Michael D. Price, Chief Executive Officer of the Company, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification of Allan C. Decleir, Chief Financial Officer of the Company, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2010 and 2009 (unaudited), (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2010 and 2009 (unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited) and (v) the Notes to the Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 (unaudited), tagged as blocks of text.

*Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(1) Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: August 11, 2010	By:	/s/ Allan C. Decleir
Allan C. Decleir
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amended and Restated Employment Agreement dated July 22, 2010 between the Company and Michael D. Price. (1)
10.2*
Amended and Restated Employment Agreement dated July 22, 2010 between the Company and Michael E. Lombardozzi and Letter Agreement dated September 1, 2011 between Platinum Administrative Services, Inc. and Michael E. Lombardozzi attached as Exhibit B thereto. (1)

31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. (1)
31.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. (1)
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)
32.2	Certification of Allan C. Decleir, Chief Financial Officer of the Company, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (1)
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2010 and 2009 (unaudited), (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2010 and 2009 (unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited) and (v) the Notes to the Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009 (unaudited), tagged as blocks of text.

*Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

 (1) Previously filed.