Form 10-Q
period 2010-09-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2010-10-29
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
     Yes ___     No  X

The registrant had 39,266,069 common shares, par value $0.01 per share, outstanding as of October 15, 2010.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $2,623,945 and $3,590,081, respectively)	$2,702,471	$3,514,052
Fixed maturity trading securities at fair value (amortized cost – $161,567 and $136,426, respectively)	171,880	142,566
Preferred stocks (cost – $nil and $1,879, respectively)	–	3,897
Short-term investments	166,207	26,350
Total investments	3,040,558	3,686,865
Cash and cash equivalents	1,498,626	682,784
Accrued investment income	27,315	29,834
Reinsurance premiums receivable	175,914	269,912
Reinsurance recoverable on ceded losses and loss adjustment expenses	17,358	19,240
Prepaid reinsurance premiums	6,895	10,470
Funds held by ceding companies	82,428	84,478
Deferred acquisition costs	39,841	40,427
Deferred tax assets	34,427	63,093
Other assets	12,897	134,475
Total assets	$4,936,259	$5,021,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,194,173	$2,349,336
Unearned premiums	180,432	180,609
Debt obligations	250,000	250,000
Commissions payable	58,460	90,461
Other liabilities	88,321	73,441
Total liabilities	2,771,386	2,943,847

Shareholders’ Equity
Common shares, $.01 par value, 200,000,000 shares authorized, 39,266,069 and 45,942,639 shares issued and outstanding, respectively	393	459
Additional paid-in capital	619,112	883,425
Accumulated other comprehensive income (loss)	58,595	(70,005)
Retained earnings	1,486,773	1,263,852
Total shareholders' equity	2,164,873	2,077,731

Total liabilities and shareholders' equity	$4,936,259	$5,021,578

See accompanying notes to the consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009
($ in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue:
Net premiums earned	$183,404	229,538	595,014	$709,752
Net investment income	31,078	44,747	103,955	123,070
Net realized gains on investments	44,351	22,553	99,297	53,917
Total other-than-temporary impairment losses	(6,624)	(15,398)	(17,485)	(29,052)
Portion of impairment losses recognized in accumulated other comprehensive income (loss)	2,576	10,323	(8,075)	17,313
Net impairment losses on investments	(4,048)	(5,075)	(25,560)	(11,739)
Other income (expense)	(171)	(1,222)	(42)	4,222
Total revenue	254,614	290,541	772,664	879,222

Expenses:
Net losses and loss adjustment expenses	79,094	99,240	315,137	368,349
Net acquisition expenses	32,517	50,009	113,934	128,503
Net changes in fair value of derivatives	4,154	4,305	6,499	6,828
Operating expenses	20,004	25,210	61,905	68,984
Net foreign currency exchange losses (gains)	235	(616)	(1,061)	(157)
Interest expense	4,763	4,757	14,232	14,268
Total expenses	140,767	182,905	510,646	586,775

Income before income taxes	113,847	107,636	262,018	292,447
Income tax expense (benefit)	20,185	(1,832)	28,796	(73)

Net income	93,662	109,468	233,222	292,520
Preferred dividends	–	–	–	1,301

Net income attributable to common shareholders	$93,662	109,468	233,222	$291,219

Earnings per common share:
Basic earnings per common share	$2.31	2.20	5.42	$5.83
Diluted earnings per common share	$2.13	2.10	5.04	$5.57

Comprehensive income:
Net income	$93,662	109,468	233,222	$292,520
Other comprehensive income – net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	45,895	106,570	128,600	169,952
Comprehensive income	$139,557	216,038	361,822	$462,472

Shareholder dividends:
Preferred shareholder dividends declared	$–	–	–	$2,602
Dividends declared per preferred share	–	–	–	0.45
Common shareholder dividends declared	3,246	3,985	10,301	12,273
Dividends declared per common share	$0.08	0.08	0.24	$0.24

See accompanying notes to the consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2010 and 2009
($ in thousands)

	2010	2009

Preferred shares:
Balances at beginning of period	$–	$57
Conversion of preferred shares	–	(57)
Balances at end of period	–	–

Common shares:
Balances at beginning of period	459	475
Issuance of common shares	1	–
Repurchase of common shares	(80)	(37)
Settlement of equity awards	3	2
Conversion of preferred shares	–	57
Exercise of common share options	10	1
Balances at end of period	393	498

Additional paid-in capital:
Balances at beginning of period	883,425	1,114,135
Issuance of common shares	4	246
Repurchase of common shares	(304,528)	(101,346)
Share based compensation	10,607	11,175
Settlement of equity awards	(966)	(1,126)
Exercise of common share options	29,552	2,855
Tax benefit from share based compensation	1,018	–
Balances at end of period	619,112	1,025,939

Accumulated other comprehensive income (loss):
Balances at beginning of period	(70,005)	(188,987)
Cumulative effect of accounting change, net of deferred tax	–	(14,244)
Noncredit component of impairment losses on available-for-sale securities, net of deferred tax	5,909	(14,870)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	122,691	184,822
Balances at end of period	58,595	(33,279)

Retained earnings:
Balances at beginning of period	1,263,852	883,717
Cumulative effect of accounting change, net of deferred tax	–	14,244
Net income	233,222	292,520
Preferred share dividends	–	(1,301)
Common share dividends	(10,301)	(12,273)
Balances at end of period	1,486,773	1,176,907

Total shareholders’ equity	$2,164,873	$2,170,065

See accompanying notes to the consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2010 and 2009
($ in thousands)

	2010	2009

Operating Activities:
Net income	$233,222	$292,520
Adjustments to reconcile net income to cash used in operations:
Depreciation and amortization	9,468	13,576
Net realized gains on investments	(99,297)	(53,917)
Net impairment losses on investments	25,560	11,739
Net foreign currency exchange gains	(1,061)	(157)
Share based compensation	10,607	11,175
Deferred income tax expense (benefit)	4,729	(205)
Trading securities activities, net	(28,985)	208,318
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	2,459	(3,604)
Decrease in reinsurance premiums receivable	94,328	32,746
Decrease in funds held by ceding companies	1,977	51,067
Decrease in deferred acquisition costs	611	5,277
Decrease in net unpaid losses and loss adjustment expenses	(150,517)	(108,760)
Increase (decrease) in net unearned premiums	3,558	(11,246)
Decrease in commissions payable	(32,106)	(32,538)
Changes in net current income tax payable and recoverable	(77)	5,180
Changes in other assets and liabilities	(11,705)	1,320
Other net	–	(14)
Net cash provided by (used in) operating activities	62,771	422,477

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	3,096,113	1,007,097
Proceeds from sale of preferred stocks	5,176	–
Proceeds from maturity or paydown of available-for-sale securities	193,101	366,416
Acquisition of fixed maturity available-for-sale securities	(2,114,820)	(1,957,486)
Acquisition of trading securities	–	(159,748)
Decrease (increase) in short-term investments	(139,721)	27,456
Net cash provided by (used in) investing activities	1,039,849	(716,265)

Financing Activities:
Dividends paid to preferred shareholders	–	(2,602)
Dividends paid to common shareholders	(10,301)	(12,273)
Repurchase of common shares	(304,608)	(101,384)
Proceeds from exercise of common share options	29,562	2,856
Net cash provided by (used in) financing activities	(285,347)	(113,403)

Effect of foreign currency exchange rate changes on cash	(1,431)	6,457

Net increase (decrease) in cash and cash equivalents	815,842	(400,734)

Cash and cash equivalents at beginning of period	682,784	813,017

Cash and cash equivalents at end of period	$1,498,626	$412,283

Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$21,837	$(5,464)
Interest paid	$9,375	$9,375

See accompanying notes to the consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Consolidation

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a Bermuda holding company organized in 2002.  Platinum Holdings and its consolidated subsidiaries (collectively, the “Company”) operate through two licensed reinsurance subsidiaries, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”) and Platinum Underwriters Reinsurance, Inc. (“Platinum US”).  The terms “we,” “us,” and “our” also refer to the Company, unless the context otherwise indicates.  We provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance intermediaries, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These consolidated financial statements include the accounts of Platinum Holdings, Platinum Bermuda, Platinum US, Platinum Re (UK) Limited, Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings (“Platinum Regency”), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  All material inter-company transactions have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements included in this report as of and for the three and nine months ended September 30, 2010 and 2009 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Recently Issued Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”).  ASU 2010-26 modifies the types of costs that may be deferred, allowing insurance companies to only defer costs directly related to a successful contract acquisition or renewal.  These costs include incremental direct costs of successful contracts, the portion of employees’ salaries and benefits related to time spent on acquisition activities for successful contracts and other costs incurred in the acquisition of a contract.  Additional disclosure of the type of acquisition costs capitalized is also required.  ASU 2010-26 is effective on prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period.  We are currently evaluating the impact of the adoption of ASU 2010-26 on our financial position.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update requires additional disclosures about fair value measurements, including disclosures regarding (i) the amounts and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs, as previously disclosed for Level 3, (ii) inputs and valuation techniques used to measure fair value for financial assets and liabilities that fall in either Level 2 or Level 3, (iii) the activity within Level 3 fair value measurements, and (iv) disaggregation of financial assets and liabilities measured at fair value into classes of financial assets and liabilities.  The requirements were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We adopted the guidance as of January 1, 2010 and it did not have an effect on our financial position and results of operations.

In June 2009, the FASB issued additional guidance under the FASB Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”).  The amendments affected the overall consolidation analysis under ASC 810.  In particular, the amendments modified the approach for determining the primary beneficiary of a VIE.  We adopted the guidance as of January 1, 2010 and it did not have an effect on our financial position and results of operations.

2.	Investments

Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities and preferred stocks as of September 30, 2010 and December 31, 2009 ($ in thousands):

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-OTTI	Non-credit portion of OTTI	Fair Value
September 30, 2010:
U.S. Government	$516,495	15,446	–	–	$531,941
U.S. Government agencies	100,000	790	–	–	100,790
Corporate bonds	384,984	27,641	704	–	411,921
Commercial mortgage-backed securities	201,286	12,413	3,189	366	210,144
Residential mortgage-backed securities	208,825	4,240	23,126	13,863	176,076
Asset-backed securities	33,966	237	6,927	3,581	23,695
Municipal bonds	1,103,265	67,654	478	–	1,170,441
Non-U.S. governments	75,124	2,637	298	–	77,463
Total fixed maturity available-for-sale securities	2,623,945	131,058	34,722	17,810	2,702,471
Preferred stocks	–	–	–	–	–
Total available-for-sale securities	$2,623,945	131,058	34,722	17,810	$2,702,471

December 31, 2009:
U.S. Government	$614,224	270	5,797	–	$608,697
U.S. Government agencies	100,000	1,082	–	–	101,082
Corporate bonds	467,640	18,446	9,100	–	476,986
Commercial mortgage-backed securities	243,176	376	26,253	2,279	215,020
Residential mortgage-backed securities	767,338	3,158	39,142	16,651	714,703
Asset-backed securities	84,396	1,311	14,606	11,402	59,699
Municipal bonds	744,677	19,172	4,348	–	759,501
Non-U.S. governments	568,630	10,359	625	–	578,364
Total fixed maturity available-for-sale securities	3,590,081	54,174	99,871	30,332	3,514,052
Preferred stocks	1,879	2,018	–	–	3,897
Total available-for-sale securities	$3,591,960	56,192	99,871	30,332	$3,517,949

Our available-for-sale securities are U.S. dollar denominated securities.  U.S. Government agencies include securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation.  Non-U.S. governments consist primarily of securities issued by governments and financial institutions that are explicitly guaranteed by the respective government.

Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of September 30, 2010 and December 31, 2009 ($ in thousands):

	September 30, 2010	December 31, 2009

Insurance-linked securities	$26,300	$25,682
Non-U.S. dollar denominated securities:
U.S. Government agencies	16,058	16,423
Corporate bonds	70	77
Non-U.S. governments	129,452	100,384
Total trading securities	$171,880	$142,566

We have elected to record our investments in insurance-linked securities at fair value.  Insurance-linked securities have exposure to catastrophe loss, which we actively manage.  We believe that the various risk elements of insurance-linked securities are more appropriately accounted for in accordance with the fair value measurement attributes of FASB ASC 825, “Financial Instruments” (“ASC 825”).  The mark-to-market adjustments on securities recognized under ASC 825 contributed $0.3 million and $3.4 million to net realized gains on investments for the three months ended September 30, 2010 and 2009, respectively, and contributed $0.5 million and $6.2 million to net realized gains for the nine months ended September 30, 2010 and 2009, respectively.

At acquisition, we determine our trading intent in the near term for securities accounted for in accordance with ASC 825. If we do not intend to sell these securities in the near term, the purchases and sales are included in investing activities in our consolidated statements of cash flows, otherwise they are included in operating activities.  For the nine months ended September 30, 2010, there were no purchases or sales of trading securities accounted for in accordance with ASC 825.  For the nine months ended September 30, 2009, purchases of $159.7 million of securities were classified as investing activities and net sales of $208.3 million of securities were classified as net trading securities and included in operating activities of the consolidated statements of cash flows.

Unrealized Gains and Losses

The following table sets forth the net changes in unrealized gains and losses on our fixed maturity available-for-sale securities for the three and nine months ended September 30, 2010 and 2009 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Gross change in unrealized investment gains and losses	$51,753	121,591	152,537	$173,692
Less: deferred tax	(5,858)	(15,021)	(23,937)	(17,984)
Cumulative effect of accounting change, net of deferred tax	–	–	–	14,244
Net change in unrealized gains and losses	$45,895	106,570	128,600	$169,952

The following table sets forth our unrealized losses on securities classified as available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009 ($ in thousands):

	September 30, 2010		December 31, 2009
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
U.S. Government	$–	–	594,343	$5,797
Corporate bonds	6,376	78	34,393	281
Commercial mortgage-backed securities	2	12	18,101	244
Residential mortgage-backed securities	5,849	455	540,606	10,446
Asset-backed securities	–	–	1,075	445
Municipal bonds	44,059	475	187,159	4,244
Non-U.S. governments	4,699	298	59,815	565
Total	$60,985	1,318	1,435,492	$22,022

Twelve months or more:
U.S. Government	$–	–	–	$–
Corporate bonds	14,989	626	59,423	8,819
Commercial mortgage-backed securities	28,794	3,543	160,039	28,288
Residential mortgage-backed securities	81,575	36,534	94,969	45,347
Asset-backed securities	22,911	10,508	28,238	25,563
Municipal bonds	5,800	3	3,015	104
Non-U.S. governments	–	–	1,661	60
Total	$154,069	51,214	347,345	$108,181

Total unrealized losses:
U.S. Government	$–	–	594,343	$5,797
Corporate bonds	21,365	704	93,816	9,100
Commercial mortgage-backed securities	28,796	3,555	178,140	28,532
Residential mortgage-backed securities	87,424	36,989	635,575	55,793
Asset-backed securities	22,911	10,508	29,313	26,008
Municipal bonds	49,859	478	190,174	4,348
Non-U.S. governments	4,699	298	61,476	625
Total	$215,054	52,532	1,782,837	$130,203

The fair values of fixed maturity available-for-sale securities included in the table above relate only to securities in an unrealized loss position as of the reporting date.  We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of an other-than-temporary impairment (“OTTI”).  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  These factors include the overall financial condition of the issuer, the length of time and magnitude of an unrealized loss, specific credit events, the collateral structure and the credit support that may be applicable.  The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows or (ii) the fair value of the security.  The credit loss is recognized in net income and the portion of OTTI related to all other factors is recognized in accumulated other comprehensive income or loss in the consolidated statement of shareholders’ equity.

Investment holdings within our corporate bond portfolio were diversified across approximately 30 industry sectors and are comprised of many individual issuers and issues within each sector.  As of September 30, 2010, the single largest unrealized loss within our corporate bond portfolio was $0.3 million related to a security with an amortized cost of $5.0 million.  We consider the credit worthiness of our corporate bond portfolio by reviewing various performance metrics of the issuer, including financial condition and credit ratings as well as other public information.  We determined that none of our corporate bonds were other-than-temporarily impaired for the three and nine months ended September 30, 2010 and 2009.

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded no net impairment losses related to CMBS for the three months ended September 30, 2010 and net impairment losses of $1.7 million for the three months ended September 30, 2009, and net impairment losses of $7.8 million and $2.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Our residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Our securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We analyze our RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded net impairment losses related to non-agency RMBS of $2.9 million and $2.0 million for the three months ended September 30, 2010 and 2009, respectively, and net impairment losses of $5.6 million and $5.8 million for the nine months ended September 30, 2010 and 2009, respectively.   We also recorded net impairment losses related to sub-prime ABS of $1.1 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively, and net impairment losses of $12.2 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively.

The following table sets forth a summary of the credit losses recognized on our fixed maturity available-for-sale securities for the nine months ended September 30, 2010 and 2009 ($ in thousands):

	2010	2009
Beginning balance, January 1	$18,695	$–
Cumulative effect of accounting change	–	2,300
Credit losses on securities not previously impaired	9,936	6,892
Additional credit losses on securities previously impaired	15,624	3,639
Reduction for increases in cash flows expected to be collected	(325)	–
Ending balance, September 30	$43,930	$12,831

The cumulative credit losses we recorded on CMBS of $10.4 million were on five securities issued from 2006 to 2008.  As of September 30, 2010, 9.7% of the mortgage pools backing these securities were 90 days or more past due and 0.4% of the mortgage pools had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgage pools were greater than the remaining credit support of 16.2%.   The cumulative credit losses we recorded on RMBS and sub-prime ABS of $33.5 million were on 22 securities issued from 2005 to 2007.  As of September 30, 2010, 18.5% of the mortgage pools backing these securities were 90 days or more past due and 3.6% of the mortgage pools had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgage pools were greater than the remaining credit support of 8.1%.

As of September 30, 2010, we no longer held any preferred stocks.  For preferred stocks we previously held, we evaluated the unrealized losses of our preferred stocks by individual issuer and determined if we could forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost.  If we were unable to forecast a reasonable period of time in which to recover the cost of our preferred stocks, we recorded a net impairment loss in our consolidated statement of operations equivalent to the entire unrealized loss.  We recorded no net impairment losses related to our preferred stocks for the three months ended September 30, 2010 and 2009 or for the nine months ended September 30, 2010.  We recorded net impairment losses related to our preferred stocks of $1.2 million for the nine months ended September 30, 2009.

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

Net Investment Income

The following table sets forth our net investment income for the three and nine months ended September 30, 2010 and 2009 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Fixed maturity securities	$31,274	43,777	105,054	$121,501
Short-term investments and cash and cash equivalents	510	237	1,097	1,534
Funds held	449	1,981	1,367	3,690
Subtotal	32,233	45,995	107,518	126,725
Less: investment expenses	1,155	1,248	3,563	3,655
Net investment income	$31,078	44,747	103,955	$123,070

Net Realized Gains and Losses on Investments

The following table sets forth our net realized gains and losses on investments for the three and nine months ended September 30, 2010 and 2009 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Gross realized gains on the sale of investments	$44,088	22,960	103,050	$53,277
Gross realized losses on the sale of investments	(1,647)	(4,882)	(8,007)	(5,431)
Net realized gains on the sale of investments	42,441	18,078	95,043	47,846
Mark-to-market adjustments on trading securities	1,910	4,475	4,254	6,071
Net realized gains on investments	$44,351	22,553	99,297	$53,917

Maturities

Actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.  The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of September 30, 2010 ($ in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$66,880	$67,849
Due from one to five years	626,305	659,203
Due from five to ten years	929,853	975,849
Due in ten or more years	718,398	761,535
Mortgage-backed and asset-backed securities	444,076	409,915
Total	$2,785,512	$2,874,351

3.	Fair Value Measurements

The fair values of our financial assets and liabilities are determined primarily through the use of observable inputs.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from external independent sources.   Unobservable inputs reflect management’s assumptions about what market participants’ assumptions would be in pricing the asset or liability based on the best information available.   We classify our financial assets and liabilities in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.  This classification requires judgment in assessing the market and pricing methodologies for a particular security.  The fair value hierarchy includes the following three levels:

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

The following table presents the fair value measurement levels for all financial assets and liabilities which the Company has recorded at fair value as of September 30, 2010 and December 31, 2009 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3

September 30, 2010:
Financial assets:
U.S. Government	$531,941	531,941	–	$–
U.S. Government agencies	116,848	–	116,848	–
Corporate bonds	411,991	–	411,991	–
Commercial mortgage-backed securities	210,144	–	210,144	–
Residential mortgage-backed securities	176,076	–	176,076	–
Asset-backed securities	23,695	–	23,695	–
Municipal bonds	1,170,441	–	1,170,441	–
Non-U.S. governments	206,915	59,489	147,426	–
Insurance-linked securities	26,300	–	26,300	–
Preferred stocks	–	–	–	–
Short-term investments	166,207	–	166,207	–
Total	$3,040,558	591,430	2,449,128	$–

Financial liabilities:
Derivative instrument	4,183	–	–	4,183
Total	$4,183	–	–	$4,183

December 31, 2009:
Financial assets:
U.S. Government	$608,697	608,697	–	$–
U.S. Government agencies	117,505	–	117,505	–
Corporate bonds	477,063	27,760	449,303	–
Commercial mortgage-backed securities	215,020	–	215,020	–
Residential mortgage-backed securities	714,703	–	714,703	–
Asset-backed securities	59,699	–	59,699	–
Municipal bonds	759,501	–	759,501	–
Non-U.S. governments	678,748	35,311	643,437	–
Insurance-linked securities	25,682	–	25,682	–
Preferred stocks	3,897	3,897	–	–
Short-term investments	26,350	–	26,350	–
Total	$3,686,865	675,665	3,011,200	$–

Financial liabilities:
Derivative instrument	4,677	–	–	4,677
Total	$4,677	–	–	$4,677

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

The following table reconciles the beginning and ending balance for our Level 3 derivative instrument measured at fair value using significant unobservable inputs for the nine months ended September 30, 2010 and 2009 ($ in thousands):

	2010	2009

Beginning balance at January 1	$(4,677)	$(4,753)
Purchases, issuances and settlements	6,993	7,336
Sales, maturities and paydowns	–	–
Total net realized gains included in earnings	–	–
Total decrease in fair value of the derivative instrument included in earnings	(6,499)	(6,828)
Total net unrealized gains (losses) included in comprehensive income	–	–
Transfers in and/or out of Level 3	–	–
Ending balance at September 30	$(4,183)	$(4,245)

Total decrease in fair value of the derivative instrument included in earnings relating to liabilities outstanding for the period	$(6,499)	$(6,828)

There were no transfers in or out of Levels 1, 2 or 3 during the nine months ended September 30, 2010 and 2009.

The carrying amounts of all financial assets and liabilities were equal to fair values as at September 30, 2010 and December 31, 2009, except for the senior notes included in debt obligations on our consolidated balance sheets.  The senior notes were recorded at cost with a carrying value of $250.0 million at September 30, 2010 and December 31, 2009, and had a fair value of $274.4 million and $245.0 million at September 30, 2010 and December 31, 2009, respectively.

4.	Derivative Instrument

In August 2008, we entered into a derivative agreement with Topiary Capital Limited (“Topiary”), a Cayman Islands special purpose vehicle, that provides us with the ability to recover up to $200.0 million if two catastrophic events involving U.S. wind, U.S. earthquake, European wind or Japanese earthquake occur that meet specified loss criteria during any of three annual periods commencing August 1, 2008.  Any recovery we make under this contract is based on insured property industry loss estimates for the U.S. perils and European wind and a parametric index for Japanese earthquake events.  Recovery is based on both a physical and financial variable and is not based on actual losses we may incur.  Consequently, the transaction is accounted for as a derivative and is carried at the estimated fair value.

Under the terms of the agreement, we pay Topiary approximately $9.7 million during each of the three annual periods.  The net derivative liability of $4.2 million and $4.7 million at September 30, 2010 and December 31, 2009, respectively, was included in other liabilities on our consolidated balance sheets.  The net change in fair value for the nine months ended September 30, 2010 and 2009 of $6.5 million and $6.8 million, respectively, was included in the change in fair value of derivatives on our consolidated statements of operations.

Topiary’s limit of loss is collateralized with high quality investment grade securities deposited in an account to secure its obligations to the Company.  The performance of the securities in the collateral account is guaranteed under a total return swap agreement with Goldman Sachs International whose obligations under the swap agreement are guaranteed by Goldman Sachs Group, Inc.

Topiary is a variable interest entity under the provisions of ASC 810.  We have concluded that we are not the primary beneficiary of Topiary and, accordingly, we have not consolidated this entity in our consolidated financial statements.

5.	Income Taxes

We provide for income taxes based upon income reported in the consolidated financial statements and the provisions of currently enacted tax laws.  Platinum Holdings and Platinum Bermuda are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, we are not taxed on any Bermuda income or capital gains and we have received an assurance from the Bermuda Minister of Finance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 28, 2016.  Platinum Holdings has subsidiaries based in the United States, the United Kingdom and Ireland that are subject to the respective tax laws thereof.

The income tax returns of our U.S.-based subsidiaries that remain open to examination are for calendar years 2003 and forward.  The income tax returns of 2003 and 2004 are currently under examination by the U.S. Internal Revenue Service.

6.	Company Share Repurchases

Our board of directors has authorized the repurchase of our common shares through a share repurchase program.  In accordance with the share repurchase program, we repurchased 7,986,517 of our common shares in the open market for an aggregate amount of $304.6 million at a weighted average cost including commissions of $38.14 per share during the nine months ended September 30, 2010.  The repurchased shares were cancelled.  Since the program was established, our board of directors has monitored the level of share repurchase activity and periodically restored the repurchase authority under the program to $250.0 million, most recently on October 27, 2010.

7.	Earnings per Common Share

The following is a reconciliation of the basic and diluted earnings per common share computations for the three and nine months ended September 30, 2010 and 2009 ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Earnings:
Basic
Net income attributable to common shareholders	$93,662	109,468	233,222	$291,219

Diluted
Net income attributable to common shareholders	93,662	109,468	233,222	291,219
Effect of dilutive securities:
Preferred share dividends	–	–	–	1,301
Adjusted net income for diluted earnings per common share	$93,662	109,468	233,222	$292,520

Common Shares:
Basic
Weighted average common shares outstanding	40,485	49,660	43,029	49,955

Diluted
Weighted average common shares outstanding	40,485	49,660	43,029	49,955
Effect of dilutive securities:
Conversion of preferred shares	–	–	–	1,011
Common share options	3,064	1,950	2,748	1,190
Restricted common shares and common share units	495	429	486	391
Adjusted weighted average common shares outstanding	44,044	52,039	46,263	52,547

Earnings Per Common Share:
Basic earnings per common share	$2.31	2.20	5.42	$5.83
Diluted earnings per common share	$2.13	2.10	5.04	$5.57

8.	Operating Segment Information

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

In managing our operating segments, we use measures such as net underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as net investment income, net realized gains and losses on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses to segments.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of underwriting income to income before income taxes for the three and nine months ended September 30, 2010 and 2009 ($ in thousands):

	Three Months Ended September 30, 2010
	Property and Marine	Casualty	Finite Risk	Total

Net premiums written	$114,885	80,362	4,180	$199,427

Net premiums earned	98,342	80,437	4,625	183,404
Net losses and loss adjustment expenses	70,657	8,156	281	79,094
Net acquisition expenses	14,140	16,395	1,982	32,517
Other underwriting expenses	7,905	5,171	307	13,383
Segment underwriting income (loss)	$5,640	50,715	2,055	58,410

Net investment income				31,078
Net realized gains on investments				44,351
Net impairment losses on investments				(4,048)
Net changes in fair value of derivatives				(4,154)
Net foreign currency exchange (losses) gains				(235)
Other income (expense)				(171)
Corporate expenses not allocated to segments				(6,621)
Interest expense				(4,763)
Income before income taxes				$113,847

Ratios:
Net loss and loss adjustment expense	71.8%	10.1%	6.1%	43.1%
Net acquisition expense	14.4%	20.4%	42.9%	17.7%
Other underwriting expense	8.0%	6.4%	6.6%	7.3%
Combined	94.2%	36.9%	55.6%	68.1%

	Three Months Ended September 30, 2009
	Property and Marine	Casualty	Finite Risk	Total

Net premiums written	$147,448	88,467	7,675	$243,590

Net premiums earned	132,567	90,591	6,380	229,538
Net losses and loss adjustment expenses	46,307	59,243	(6,310)	99,240
Net acquisition expenses	16,821	19,393	13,795	50,009
Other underwriting expenses	9,643	6,751	342	16,736
Segment underwriting income (loss)	$59,796	5,204	(1,447)	63,553

Net investment income				44,747
Net realized gains on investments				22,553
Net impairment losses on investments				(5,075)
Net changes in fair value of derivatives				(4,305)
Net foreign currency exchange (losses) gains				616
Other income (expense)				(1,222)
Corporate expenses not allocated to segments				(8,474)
Interest expense				(4,757)
Income before income taxes				$107,636

Ratios:
Net loss and loss adjustment expense	34.9%	65.4%	(98.9%)	43.2%
Net acquisition expense	12.7%	21.4%	216.2%	21.8%
Other underwriting expense	7.3%	7.5%	5.4%	7.3%
Combined	54.9%	94.3%	122.7%	72.3%

	Nine Months Ended September 30, 2010
	Property and Marine	Casualty	Finite Risk	Total

Net premiums written	$335,775	246,741	16,056	$598,572

Net premiums earned	326,698	253,505	14,811	595,014
Net losses and loss adjustment expenses	232,294	79,744	3,099	315,137
Net acquisition expenses	47,589	52,874	13,471	113,934
Other underwriting expenses	24,324	17,295	958	42,577
Segment underwriting income (loss)	$22,491	103,592	(2,717)	123,366

Net investment income				103,955
Net realized gains on investments				99,297
Net impairment losses on investments				(25,560)
Net changes in fair value of derivatives				(6,499)
Net foreign currency exchange (losses) gains				1,061
Other income (expense)				(42)
Corporate expenses not allocated to segments				(19,328)
Interest expense				(14,232)
Income before income taxes				$262,018

Ratios:
Net loss and loss adjustment expense	71.1%	31.5%	20.9%	53.0%
Net acquisition expense	14.6%	20.9%	91.0%	19.1%
Other underwriting expense	7.4%	6.8%	6.5%	7.2%
Combined	93.1%	59.2%	118.4%	79.3%

	Nine Months Ended September 30, 2009
	Property and Marine	Casualty	Finite Risk	Total

Net premiums written	$402,588	273,940	20,451	$696,979

Net premiums earned	394,554	299,712	15,486	709,752
Net losses and loss adjustment expenses	186,565	179,426	2,358	368,349
Net acquisition expenses	47,711	66,020	14,772	128,503
Other underwriting expenses	26,925	18,550	1,042	46,517
Segment underwriting income (loss)	$133,353	35,716	(2,686)	166,383

Net investment income				123,070
Net realized gains on investments				53,917
Net impairment losses on investments				(11,739)
Net changes in fair value of derivatives				(6,828)
Net foreign currency exchange (losses) gains				157
Other income (expense)				4,222
Corporate expenses not allocated to segments				(22,467)
Interest expense				(14,268)
Income before income taxes				$292,447

Ratios:
Net loss and loss adjustment expense	47.3%	59.9%	15.2%	51.9%
Net acquisition expense	12.1%	22.0%	95.4%	18.1%
Other underwriting expense	6.8%	6.2%	6.7%	6.6%
Combined	66.2%	88.1%	117.3%	76.6%

9.	Dividend Capacity and Condensed Consolidating Financial Information

The payment of dividends from our subsidiaries is limited by applicable laws and statutory requirements of the jurisdictions in which the subsidiaries operate, including Bermuda, the United States, and Ireland.  Based on regulatory restrictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2010 without prior regulatory approval is estimated to be approximately $451.0 million.  As of September 30, 2010, dividends paid by the reinsurance subsidiaries of Platinum Holdings in 2010 were $305.0 million.  Subsequent to September 30, 2010, dividend payments of $138.0 million were made by the reinsurance subsidiaries of Platinum Holdings.

During the three and nine months ended September 30, 2010, Platinum Bermuda paid dividends of $50.0 million and $285.0 million, respectively, to Platinum Holdings.  Subsequent to September 30, 2010, Platinum Bermuda paid dividends of $100.0 million to Platinum Holdings.

Platinum Finance is a U.S.-based intermediate holding company, a wholly-owned subsidiary of Platinum Regency and the sole shareholder of Platinum US.  Based on regulatory restrictions, the maximum amount available for payment of dividends or other distributions by Platinum US to Platinum Finance in 2010 without prior regulatory approval is $58.6 million.  Platinum US paid no dividends to Platinum Finance during the three months ended September 30, 2010 and paid dividends of $20.0 million to Platinum Finance during the nine months ended September 30, 2010.   Subsequent to September 30, 2010, Platinum US paid dividends of $38.0 million to Platinum Finance.  In addition, subsequent to September 30, 2010, Platinum Finance provided a $40.0 million loan to Platinum Holdings, due February 1, 2011, with interest payable at maturity at a rate of 80 basis points per annum.

Platinum Regency is an Ireland-based intermediate holding company and subsidiary of Platinum Holdings.  Platinum Regency paid no dividends to Platinum Holdings during the three months ended September 30, 2010 and paid dividends of $8.5 million to Platinum Holdings during the nine months ended September 30, 2010.

Platinum Finance has $250.0 million of Series B Notes, due June 1, 2017, outstanding, that are fully and unconditionally guaranteed by Platinum Holdings.

The tables below present the condensed consolidating financial information of Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 ($ in thousands):

Condensed Consolidating Balance Sheet September 30, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	5,832	3,034,726	–	$3,040,558
Investment in subsidiaries	2,106,104	649,000	448,679	(3,203,783)	–
Cash and cash equivalents	43,907	46,607	1,408,112	–	1,498,626
Reinsurance assets	–	–	322,436	–	322,436
Other assets	18,652	3,218	53,414	(645)	74,639
Total assets	$2,168,663	704,657	5,267,367	(3,204,428)	$4,936,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,433,065	–	$2,433,065
Debt obligations	–	250,000	–	–	250,000
Other liabilities	3,790	6,280	78,896	(645)	88,321
Total liabilities	3,790	256,280	2,511,961	(645)	2,771,386

Shareholders’ Equity

Common shares	393	–	8,000	(8,000)	393
Additional paid-in capital	619,112	213,625	1,877,902	(2,091,527)	619,112
Accumulated other comprehensive income	58,595	37,015	95,597	(132,612)	58,595
Retained earnings	1,486,773	197,737	773,907	(971,644)	1,486,773
Total shareholders’ equity	2,164,873	448,377	2,755,406	(3,203,783)	2,164,873

Total liabilities and shareholders’ equity	$2,168,663	704,657	5,267,367	(3,204,428)	$4,936,259

Condensed Consolidating Balance Sheet December 31, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	26,426	3,660,439	–	$3,686,865
Investment in subsidiaries	2,023,276	546,946	341,627	(2,911,849)	–
Cash and cash equivalents	49,448	7,655	625,681	–	682,784
Reinsurance assets	–	–	424,527	–	424,527
Other assets	13,649	6,265	210,963	(3,475)	227,402
Total assets	$2,086,373	587,292	5,263,237	(2,915,324)	$5,021,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	–	2,620,406	–	$2,620,406
Debt obligations	–	250,000	–	–	250,000
Other liabilities	8,642	1,641	66,633	(3,475)	73,441
Total liabilities	8,642	251,641	2,687,039	(3,475)	2,943,847

Shareholders’ Equity
Common shares	459	–	6,250	(6,250)	459
Additional paid-in capital	883,425	212,608	1,883,156	(2,095,764)	883,425
Accumulated other comprehensive loss	(70,005)	(7,439)	(77,490)	84,929	(70,005)
Retained earnings	1,263,852	130,482	764,282	(894,764)	1,263,852
Total shareholders’ equity	2,077,731	335,651	2,576,198	(2,911,849)	2,077,731

Total liabilities and shareholders’ equity	$2,086,373	587,292	5,263,237	(2,915,324)	$5,021,578

Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	183,404	–	$183,404
Net investment income	44	33	31,001	–	31,078
Net realized gains on investments	–	79	44,272	–	44,351
Net impairment losses on investments	–	–	(4,048)	–	(4,048)
Other income (expense)	6,014	–	(6,185)	–	(171)
Total revenue	6,058	112	248,444	–	254,614

Expenses:
Net losses and loss adjustment expenses	–	–	79,094	–	79,094
Net acquisition expenses	–	–	32,517	–	32,517
Net changes in fair value of derivatives	–	–	4,154	–	4,154
Operating expenses	6,196	57	13,751	–	20,004
Net foreign currency exchange losses (gains)	–	–	235	–	235
Interest expense	–	4,763	–	–	4,763
Total expenses	6,196	4,820	129,751	–	140,767

Income (loss) before income taxes	(138)	(4,708)	118,693	–	113,847
Income tax expense (benefit)	450	(1,720)	21,455	–	20,185

Income (loss) before equity in earnings of subsidiaries	(588)	(2,988)	97,238	–	93,662
Equity in earnings of subsidiaries	94,250	27,900	30,117	(152,267)	–

Net income	$93,662	24,912	127,355	(152,267)	$93,662

Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	229,538	–	$229,538
Net investment income	7	34	44,706	–	44,747
Net realized gains on investments	–	–	22,553	–	22,553
Net impairment losses on investments	–	–	(5,075)	–	(5,075)
Other income (expense)	3,813	–	(5,035)	–	(1,222)
Total revenue	3,820	34	286,687	–	290,541

Expenses:
Net losses and loss adjustment expenses	–	–	99,240	–	99,240
Net acquisition expenses	–	–	50,009	–	50,009
Net changes in fair value of derivatives	–	–	4,305	–	4,305
Operating expenses	7,316	111	17,783	–	25,210
Net foreign currency exchange losses (gains)	–	–	(616)	–	(616)
Interest expense	–	4,757	–	–	4,757
Total expenses	7,316	4,868	170,721	–	182,905

Income (loss) before income taxes	(3,496)	(4,834)	115,966	–	107,636
Income tax expense (benefit)	300	(1,751)	(381)	–	(1,832)

Income (loss) before equity in earnings of subsidiaries	(3,796)	(3,083)	116,347	–	109,468
Equity in earnings of subsidiaries	113,264	312	(3,123)	(110,453)	–

Net income	$109,468	(2,771)	113,224	(110,453)	$109,468

Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	595,014	–	$595,014
Net investment income	75	126	103,754	–	103,955
Net realized gains on investments	–	79	99,218	–	99,297
Net impairment losses on investments	–	–	(25,560)	–	(25,560)
Other income (expense)	5,804	–	(5,846)	–	(42)
Total revenue	5,879	205	766,580	–	772,664

Expenses:
Net losses and loss adjustment expenses	–	–	315,137	–	315,137
Net acquisition expenses	–	–	113,934	–	113,934
Net changes in fair value of derivatives	–	–	6,499	–	6,499
Operating expenses	18,917	192	42,796	–	61,905
Net foreign currency exchange losses (gains)	–	–	(1,061)	–	(1,061)
Interest expense	–	14,232	–	–	14,232
Total expenses	18,917	14,424	477,305	–	510,646

Income (loss) before income taxes	(13,038)	(14,219)	289,275	–	262,018
Income tax expense (benefit)	450	(4,924)	33,270	–	28,796

Income (loss) before equity in earnings of subsidiaries	(13,488)	(9,295)	256,005	–	233,222
Equity in earnings of subsidiaries	246,710	76,550	67,121	(390,381)	–

Net income	$233,222	67,255	323,126	(390,381)	$233,222

Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	–	709,752	–	$709,752
Net investment income	51	95	122,924	–	123,070
Net realized gains on investments	–	1	53,916	–	53,917
Net impairment losses on investments	–	–	(11,739)	–	(11,739)
Other income	4,715	–	(493)	–	4,222
Total revenue	4,766	96	874,360	–	879,222

Expenses:
Net losses and loss adjustment expenses	–	–	368,349	–	368,349
Net acquisition expenses	–	–	128,503	–	128,503
Net changes in fair value of derivatives	–	–	6,828	–	6,828
Operating expenses	20,475	330	48,179	–	68,984
Net foreign currency exchange losses (gains)	–	–	(157)	–	(157)
Interest expense	–	14,268	–	–	14,268
Total expenses	20,475	14,598	551,702	–	586,775

Income (loss) before income taxes	(15,709)	(14,502)	322,658	–	292,447
Income tax expense (benefit)	600	(4,961)	4,288	–	(73)

Income (loss) before equity in earnings of subsidiaries	(16,309)	(9,541)	318,370	–	292,520
Equity in earnings of subsidiaries	308,829	11,477	2,330	(322,636)	–

Net income	292,520	1,936	320,700	(322,636)	292,520
Preferred dividends	1,301	–	–	–	1,301

Net income attributable to common shareholders	$291,219	1,936	320,700	(322,636)	$291,219

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(13,695)	(1,708)	78,174	–	$62,771

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	–	10,572	3,085,541	–	3,096,113
Proceeds from sale of preferred stocks	–	–	5,176	–	5,176
Proceeds from maturity or paydown of available-for-sale securities	–	486	192,615	–	193,101
Acquisition of fixed maturity available-for-sale securities	–	–	(2,114,820)	–	(2,114,820)
Decrease (increase) in short-term investments	–	9,602	(149,323)	–	(139,721)
Dividends from subsidiaries	293,500	20,000	–	(313,500)	–
Net cash provided by (used in) investing activities	293,500	40,660	1,019,189	(313,500)	1,039,849

Financing Activities:
Dividends paid to common shareholders	(10,301)	–	(313,500)	313,500	(10,301)
Repurchase of common shares	(304,608)	–	–	–	(304,608)
Proceeds from exercise of common share options	29,562	–	–	–	29,562
Net cash provided by (used in) financing activities	(285,347)	–	(313,500)	313,500	(285,347)

Effect of foreign currency exchange rate changes on cash	–	–	(1,431)	–	(1,431)

Net increase (decrease) in cash and cash equivalents	(5,542)	38,952	782,432	–	815,842

Cash and cash equivalents at beginning of period	49,449	7,655	625,680	–	682,784

Cash and cash equivalents at end of period	$43,907	46,607	1,408,112	–	$1,498,626

Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(10,195)	(9,504)	442,176	–	$422,477

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	–	–	1,007,097	–	1,007,097
Purchase of subsidiary shares	–	–	(18,367)	18,367	–
Proceeds from maturity or paydown of available-for-sale securities	–	718	365,698	–	366,416
Acquisition of fixed maturity available-for-sale securities	–	(9,986)	(1,947,500)	–	(1,957,486)
Acquisition of trading securities	–	–	(159,748)	–	(159,748)
Decrease (increase) in short-term investments	–	(14,951)	42,407	–	27,456
Dividends from subsidiaries	105,000	20,000	–	(125,000)	–
Net cash provided by (used in) investing activities	105,000	(4,219)	(710,413)	(106,633)	(716,265)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	–	–	–	(2,602)
Dividends paid to common shareholders	(12,273)	–	(125,000)	125,000	(12,273)
Repurchase of common shares	(101,384)	–	–	–	(101,384)
Proceeds from exercise of common share options	2,856	–	–	–	2,856
Proceeds from common share issuance	–	18,367	–	(18,367)	–
Net cash provided by (used in) financing activities	(113,403)	18,367	(125,000)	106,633	(113,403)

Effect of foreign currency exchange rate changes on cash	–	–	6,457	–	6,457

Net increase (decrease) in cash and cash equivalents	(18,598)	4,644	(386,780)	–	(400,734)

Cash and cash equivalents at beginning of period	66,325	10,468	736,224	–	813,017

Cash and cash equivalents at end of period	$47,727	15,112	349,444	–	$412,283

10.	Subsequent Event

On October 13, 2010, the Company entered into an agreement to purchase, for an aggregate of $98.5 million in cash, the common share options issued to The Travelers Companies, Inc. (“Travelers”) in connection with the Company’s initial public offering in 2002.  The options provided Travelers with the right to purchase 6,000,000 common shares from the Company for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under the Company’s share repurchase program and were cancelled.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended September 30, 2010 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see the “Note on Forward-Looking Statements” below.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

We had $2.4 billion and $2.3 billion in capital resources as of September 30, 2010 and December 31, 2009, respectively.  Our net income was $93.7 million and $109.5 million for the three months ended September 30, 2010 and 2009, respectively, and $233.2 million and $292.5 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in net income for the three and nine months ended September 30, 2010 reflects an increase in catastrophe losses, offset by stronger investment performance, including net realized gains on investments, an increase in net favorable development and a favorable impact from a change in estimate of the administrative costs of managing claims as compared with the same periods in 2009.

Our net premiums written were $199.4 million and $243.6 million for the three months ended September 30, 2010 and 2009, respectively, and $598.6 million and $697.0 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in net premiums written for the three and nine months ended September 30, 2010 was primarily due to the non-renewal of business that fell below our minimum pricing standards as compared with the same periods in 2009.

 Current Outlook

We continue to anticipate ample capacity in the insurance marketplace and believe risk adjusted pricing will continue to come under downward pressure in all lines of business that have not recently experienced significant losses.  Assuming only modest rate declines, we are likely to write a similar reinsurance portfolio next year compared with what is currently in force.

Depending on the relative attractiveness of property and casualty rates, we expect that property and marine business may represent a larger proportion of our overall book of business, which could result in increased volatility in our results of operations.

We expect a relatively low level of demand for products in our Finite Risk segment in the foreseeable future.

 Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make many estimates and valuation assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities.  Certain of these estimates and assumptions result from judgments that are necessarily subjective.  Actual results may differ materially from these estimates.  Our critical accounting estimates include premiums written and earned, unpaid losses and loss adjustment expenses (“LAE”), valuation of investments and evaluation of risk transfer.  For a detailed discussion of the Company’s critical accounting estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2009 Form 10-K.

 Results of Operations

 Three Months Ended September 30, 2010 as Compared with the Three Months Ended September 30, 2009

Net income and diluted earnings per common share for the three months ended September 30, 2010 and 2009 were as follows ($ in thousands, except earnings per common share):

	Three Months Ended September 30,
	2010	2009	Increase (decrease)

Net income	$93,662	109,468	$(15,806)
Weighted average shares outstanding used to calculate diluted earnings per common share	44,044	52,039	(7,995)
Diluted earnings per common share	$2.13	2.10	$0.03

The decrease in net income for the three months ended September 30, 2010 as compared with the same period in 2009 was comprised of several components.  While there was an increase in net realized gains on investments of $21.8 million, there were decreases in net underwriting income of $5.1 million and net investment income of $13.7 million.  In addition, there was an increase in income tax expense of $22.0 million.

The increase in diluted earnings per common share for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009 was due to the repurchase of common shares, partially offset by a decrease in net income.  Diluted earnings per common share for the three months ended September 30, 2010 was favorably impacted by a decrease in weighted average shares outstanding used to calculate diluted earnings per common share primarily due to our repurchase of 12,103,727 common shares from July 1, 2009 to September 30, 2010.

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as net investment income, net realized gains and losses on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses to segments.  Segment underwriting income is reconciled to the U.S. GAAP measure of income before income taxes in Note 8 to the consolidated financial statements in this Form 10-Q.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.

Underwriting Results

Net underwriting income was $58.4 million and $63.6 million for the three months ended September 30, 2010 and 2009, respectively.  The decrease in net underwriting income was primarily due to an increase in losses arising from major catastrophes, partially offset by an increase in net favorable development and a reduction in unallocated loss adjustment expense ("ULAE") reserves.

Net losses arising from major catastrophes were $30.5 million and $3.8 million for the three months ended September 30, 2010 and 2009, respectively.  Net favorable development was $34.6 million and $20.3 million for the three months ended September 30, 2010 and 2009, respectively.  Net favorable or unfavorable development is the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions.  The net favorable development for the three months ended September 30, 2010 relating to prior years was substantially all in the Casualty segment.  Additionally, we conducted a review of ULAE reserve factors across all lines of business during the three months ended September 30, 2010.  The review involved a detailed analysis of our administrative costs of managing claims since our inception and, in our judgment, we concluded that the amounts paid had reached sufficient credibility for us to change our previously selected ULAE reserve factors.  The change in the reserve factors resulted in a $15.8 million reduction of ULAE reserves.

Property and Marine

The Property and Marine operating segment generated 57.6% and 60.5% of our net premiums written for the three months ended September 30, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the three months ended September 30, 2010 and 2009 ($ in thousands):

	Three Months Ended September 30,
	2010	2009	Increase (decrease)

Gross premiums written	$114,883	158,734	$(43,851)
Ceded premiums written	(2)	11,286	(11,288)
Net premiums written	114,885	147,448	(32,563)

Net premiums earned	98,342	132,567	(34,225)
Net losses and LAE	70,657	46,307	24,350
Net acquisition expenses	14,140	16,821	(2,681)
Other underwriting expenses	7,905	9,643	(1,738)
Property and Marine segment underwriting income	$5,640	59,796	$(54,156)

Ratios:
Net loss and LAE	71.8%	34.9%	36.9 points
Net acquisition expense	14.4%	12.7%	1.7 points
Other underwriting expense	8.0%	7.3%	0.7 points
Combined	94.2%	54.9%	39.3 points

The Property and Marine segment underwriting income decreased by $54.2 million for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009, primarily due to an increase in net losses arising from major catastrophes and net unfavorable development.  Net losses arising from major catastrophes were $30.5 million and $3.8 million for the three months ended September 30, 2010 and 2009, respectively.  Net losses from major catastrophes for the three months ended September 30, 2010 were substantially attributable to losses arising from an earthquake in New Zealand.  Net unfavorable development was $4.1 million for the three months ended September 30, 2010 and net favorable development was $12.2 million for the three months ended September 30, 2009.  The change in our estimate of the administrative costs of managing claims resulted in a $2.4 million reduction of ULAE reserves.

Gross premiums written decreased by $43.9 million for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.  Gross premiums written included reinstatement premiums related to major catastrophes of $1.3 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively.  The decrease in gross premiums written was primarily due to decreases in the North American property classes, including crop, catastrophe excess-of-loss, and per risk excess-of-loss business for the three months ended September 30, 2010 as compared with the same period in 2009.  The decrease in ceded premiums written was the result of a decrease in the purchase of proportional property and industry loss warranty retrocessional coverage for the three months ended September 30, 2010 as compared with the same period in 2009.  Net premiums earned decreased by $34.2 million as a result of decreases in net premiums written primarily in crop, per risk excess of-loss and catastrophe excess-of-loss business in 2010.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $24.4 million for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009, primarily due to an increase in losses arising from major catastrophes, substantially attributable to the earthquake in New Zealand, and net unfavorable loss development, partially offset by a decrease in net premiums earned. Net unfavorable loss development was $4.5 million for the three months ended September 30, 2010 as compared with net favorable loss development of $12.4 million for the three months ended September 30, 2009.  Net losses and LAE arising from major catastrophes was $31.8 million and $4.6 million for the three months ended September 30, 2010 and 2009, respectively.  Net unfavorable loss development and related premium adjustments increased the net loss and LAE ratio by 3.3 points for the three months ended September 30, 2010 and net favorable development decreased the net loss and LAE ratio by 9.2 points for the three months ended September 30, 2009.  Net losses arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 31.7 points and 3.2 points for the three months ended September 30, 2010 and 2009, respectively.  The resulting loss ratio, excluding catastrophes and development, decreased due to a lower proportion of crop business written, which had a higher loss ratio than the remainder of the segment, and a higher proportion of catastrophe business, which had a lower loss ratio than the remainder of the segment.  Net unfavorable loss development for the three months ended September 30, 2010 was primarily attributable to an increase in the cedants’ estimates of ultimate losses for Hurricane Ike due to an increase in litigation involving coverage disputes.  The change in our estimate of the administrative costs of managing claims in the three months ended September 30, 2010 decreased the net loss and LAE ratio by 2.4 points.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per risk excess-of-loss	$1,563	(125)	1,283	$2,721
Catastrophe excess-of-loss (non-major events)	1,488	(103)	48	1,433
Crop	1,857	(1,159)	–	698
Property proportional	1,559	29	–	1,588
Marine, aviation and satellite	(3,186)	(78)	388	(2,876)
Major catastrophes	(7,803)	–	113	(7,690)
Total	$(4,522)	(1,436)	1,832	$(4,126)

Net favorable development in the property per risk excess-of-loss class arose primarily from North American business in the 2007 through 2009 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2009 underwriting year.  Net favorable loss development in the crop class arose primarily in the 2009 underwriting year.  Net favorable development in the property proportional class arose primarily in the 2008 and prior underwriting years.  The marine, aviation and satellite class had net unfavorable development of $2.1 million that resulted from a change in the pattern of expected reported losses in the marine excess-of-loss class.  Net unfavorable development in the major catastrophe class arose primarily from Hurricane Ike in the 2008 underwriting year.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per risk excess-of-loss	$1,552	(3)	965	$2,514
Catastrophe excess-of-loss (non-major events)	3,925	453	(109)	4,269
Crop	1,659	(31)	–	1,628
Marine, aviation and satellite	1,472	106	(371)	1,207
Property proportional	2,850	(143)	–	2,707
Other property	978	–	(1,068)	(90)
Total	$12,436	382	(583)	$12,235

Net favorable development in the property per risk excess-of-loss class arose primarily from the 2007 and 2008 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from international business in the 2008 underwriting year.  A change in the expected pattern of reported losses for our international and North American business resulted in approximately $0.7 million of the net favorable development in the catastrophe excess-of-loss (non-major events) class.  Net favorable development in the crop class arose primarily in our North American business in the 2008 underwriting year where the loss ratio had been increased in prior periods from the initial expected loss ratio in response to loss experience.  Net favorable development in the marine, aviation and satellite class arose primarily from marine business in the 2007 underwriting year where loss ratios had been increased in prior periods from initial expected loss ratios in response to loss experience.  Net favorable development in the property proportional class arose primarily from the 2006 and 2007 underwriting years.

Net acquisition expenses and related net acquisition expense ratios were $14.1 million and 14.4% for the three months ended September 30, 2010 and $16.8 million and 12.7% for the three months ended September 30, 2009.  The decrease in net acquisition expenses was primarily due to a decrease in net premiums earned and the increase in the net acquisition expense ratio was primarily due to an increase in commissions related to net favorable loss development in our crop business.

Casualty

The Casualty operating segment generated 40.3% and 36.3% of our net premiums written for the three months ended September 30, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the three months ended September 30, 2010 and 2009 ($ in thousands):

	Three Months Ended September 30,
	2010	2009	Increase (decrease)

Net premiums written	$80,362	88,467	$(8,105)

Net premiums earned	80,437	90,591	(10,154)
Net losses and LAE	8,156	59,243	(51,087)
Net acquisition expenses	16,395	19,393	(2,998)
Other underwriting expenses	5,171	6,751	(1,580)
Casualty segment underwriting income	$50,715	5,204	$45,511

Ratios:
Net loss and LAE	10.1%	65.4%	(55.3) points
Net acquisition expense	20.4%	21.4%	(1.0) points
Other underwriting expense	6.4%	7.5%	(1.1) points
Combined	36.9%	94.3%	(57.4) points

The Casualty segment underwriting income increased by $45.5 million for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009, primarily due to an increase in net favorable development and a reduction of ULAE reserves.  Net favorable development was $36.6 million and $9.4 million for the three months ended September 30, 2010 and 2009, respectively.  The change in our estimate of the administrative costs of managing claims resulted in a $13.4 million reduction of ULAE reserves.

Net premiums written decreased by $8.1 million for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009, primarily due to decreases in business underwritten in 2010 and 2009 across most casualty classes as a result of fewer opportunities that met our underwriting standards.  Net premiums earned decreased by $10.2 million as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE decreased by $51.1 million for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009, primarily due to an increase in net favorable loss development and a reduction of ULAE reserves.  Net favorable loss development was $33.1 million and $7.1 million for the three months ended September 30, 2010 and 2009, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 42.5 points and 7.9 points for the three months ended September 30, 2010 and 2009, respectively.  Net favorable loss development for the three months ended September 30, 2010 and 2009 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.  The change in our estimate of the administrative costs of managing claims in the three months ended September 30, 2010 decreased the net loss and LAE ratio by 16.6 points.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$14,225	567	–	$14,792
North American occurrence excess-of-loss	3,918	12	9	3,939
North American clash	12,760	18	2	12,780
Financial lines	5,593	28	(39)	5,582
International casualty	(5,922)	539	2,021	(3,362)
Accident and health	2,544	109	–	2,653
Other	17	218	–	235
Total	$33,135	1,491	1,993	$36,619

Net favorable development in the North American claims made class arose primarily from the 2005 and 2006 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2002 underwriting year, partially offset by net unfavorable development in the 2005, 2006 and 2008 underwriting years.  Net favorable development in this class included $1.4 million that resulted from a change in assumptions in the pattern of expected reported losses.  A review of historical results in the North American clash class resulted in a change to the expected loss ratios in all prior underwriting years.  This change in expected loss ratios contributed $12.6 million to the net favorable development in this class.  Net favorable development in the financial lines class arose primarily from the 2008 and prior underwriting years.  The 2008 underwriting year in the international casualty class was impacted by net unfavorable development from financial institutions business as well as utility companies’ exposure to wildfires in Australia.  This was partially offset by net favorable development in the 2004 through 2007 underwriting years.  Net favorable development in the accident and health class arose primarily from the 2004 through 2008 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$7,061	44	–	$7,105
International casualty	(1,628)	(83)	(60)	(1,771)
North American occurrence excess-of-loss	(2,831)	221	11	(2,599)
North American umbrella	13,180	524	–	13,704
Accident and health	(7,885)	1,610	–	(6,275)
Other	(790)	(181)	165	(806)
Total	$7,107	2,135	116	$9,358

Net favorable development in the North American claims made class arose primarily from the 2003 and 2005 underwriting years.  Net unfavorable development in the international casualty class arose primarily from the 2007 and 2008 underwriting years, partially offset by favorable development in the 2003 and 2004 underwriting years.  The net unfavorable development in this class primarily related to liability arising from wildfires in California.  Net unfavorable development in the North American occurrence excess-of-loss class arose primarily from construction-related business in the 2004 underwriting year.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2005 underwriting years.  Net unfavorable development in the accident and health class arose primarily from sports disability and health businesses in the 2006 through 2008 underwriting years.

Net acquisition expenses and related net acquisition expense ratios were $16.4 million and 20.4% for the three months ended September 30, 2010 and $19.4 million and 21.4% for the three months ended September 30, 2009.  The decrease in net acquisition expenses was due to a decrease in net premiums earned and commissions related to net favorable development.  The net acquisition ratio was impacted by a decrease in favorable development on net acquisition expenses and changes in the mix of business.

Finite Risk

The Finite Risk segment generated 2.1% and 3.2% of our net premiums written for the three months ended September 30, 2010 and 2009, respectively.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the three months ended September 30, 2010 and 2009 ($ in thousands):

	Three Months Ended September 30,
	2010	2009	Increase (decrease)

Net premiums written	$4,180	7,675	$(3,495)

Net premiums earned	4,625	6,380	(1,755)
Net losses and LAE	281	(6,310)
Net acquisition expenses	1,982	13,795
Net losses, LAE and acquisition expenses	2,263	7,485	(5,222)
Other underwriting expenses	307	342	(35)
Finite Risk segment underwriting income (loss)	$2,055	(1,447)	$3,502

Ratios:
Net loss and LAE	6.1%	(98.9%)
Net acquisition expense	42.9%	216.2%
Net loss, LAE and acquisition expense ratios	49.0%	117.3%	(68.3) points
Other underwriting expense	6.6%	5.4%	1.2 points
Combined	55.6%	122.7%	(67.1) points

During the three months ended September 30, 2010 and 2009, the Finite Risk portfolio consisted of one in force contract and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively insignificant adjustments of prior years’ business.

Net losses, LAE and acquisition expenses decreased by $5.2 million for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009, primarily due to net favorable development and lower net premiums earned for the three months ended September 30, 2010 as compared with net unfavorable development for the three months ended September 30, 2009.  Net favorable development was $2.1 million for the three months ended September 30, 2010 compared with net unfavorable development of $1.3 million for the three months ended September 30, 2009.  Net favorable development for the three months ended September 30, 2010 was primarily due to a decrease in losses related to a contract from the 2003 underwriting year.  The net favorable development decreased the net loss and LAE and acquisition expense ratio by 45.3 points for the three months ended September 30, 2010 compared with net unfavorable development increasing the ratio by 20.4 points for the three months ended September 30, 2009.  Net favorable development for the three months ended September 30, 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than we expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

Non-Underwriting Results

Net investment income was $31.1 million and $44.7 million for the three months ended September 30, 2010 and 2009, respectively.  Net investment income decreased primarily as a result of lower new money yields on invested assets and cash and cash equivalents.

Net realized gains on investments were $44.4 million and $22.6 million for the three months ended September 30, 2010 and 2009, respectively.  The following table sets forth the components of our net realized gains and losses on investments for the three months ended September 30, 2010 and 2009 ($ in thousands):

	Three Months Ended September 30,
	2010	2009	Net change

Gross realized gains on the sale of investments	$44,088	22,960	$21,128
Gross realized losses on the sale of investments	(1,647)	(4,882)	3,235
Net realized gains on the sale of investments	42,441	18,078	24,363
Mark-to-market adjustments on trading securities	1,910	4,475	(2,565)
Net realized gains on investments	$44,351	22,553	$21,798

Sales of investments for the three months ended September 30, 2010 resulted in net realized gains on investments of $42.4 million, primarily from sales of U.S. Government securities, corporate bonds and preferred stocks.  The net gains from mark-to-market adjustments on trading securities for the three months ended September 30, 2010 were comprised of net gains of $1.9 million related primarily to non-U.S. Government securities.  Sales of investments for the three months ended September 30, 2009 resulted in net realized gains on investments of $18.1 million primarily from U.S. Government agency securities and commercial mortgage-backed securities (“CMBS”).  The net gains from mark-to-market adjustments on trading securities for the three months ended September 30, 2009 were comprised of net gains of $4.5 million related primarily to U.S. Treasury Inflation-Protected Securities (“TIPS”) and non-U.S. Government securities.

Net impairment losses on investments were $4.0 million and $5.1 million for the three months ended September 30, 2010 and 2009, respectively.  The net impairment losses reflect other-than-temporary impairments attributable to credit losses for impaired securities.  The net impairment losses recorded for the three months ended September 30, 2010 included $2.9 million related to non-agency residential mortgage-backed securities (“RMBS”) and $1.1 million related to sub-prime asset-backed securities (“ABS”).  The net impairment losses recorded for the three months ended September 30, 2009 included $2.0 million related to non-agency RMBS, $1.7 million related to CMBS and $1.4 million related to sub-prime ABS.

The net changes in fair value of derivatives were $4.2 million and $4.3 million for the three months ended September 30, 2010 and 2009, respectively.  The net changes in the fair value of derivatives were attributed to a three year derivative contract with Topiary Capital Limited that commenced in August 2008 and provides us with annual second event catastrophe protection.

Other expense of $1.2 million for the three months ended September 30, 2009 was substantially all related to a reinsurance contract that was accounted for as a deposit.

Operating expenses were $20.0 million and $25.2 million for the three months ended September 30, 2010 and 2009, respectively.  Operating expenses included $13.4 million and $16.7 million related to other underwriting expenses for the three months ended September 30, 2010 and 2009, respectively, which represents compensation and other expenses associated with the operations of the underwriting subsidiaries.  The remaining operating expenses of $6.6 million and $8.5 million for the three months ended September 30, 2010 and 2009, respectively, related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The decrease was primarily attributable to lower performance based compensation accruals.

Interest expense was $4.8 million for each of the three months ended September 30, 2010 and 2009 and was related to our $250.0 million of Series B Notes due June 1, 2017.

Income tax expense was $20.2 million for the three months ended September 30, 2010 and the income tax benefit was $1.8 million for the three months ended September 30, 2009.  Our income tax expense during interim periods is based on an estimated annual effective tax rate.  The effective tax rate for the three months ended September 30, 2010 was 17.7%.  Income tax expense and the effective tax rate were the result of an increase in the proportion of income before income taxes generated by our U.S.-based subsidiaries.  The income tax benefit for the three months ended September 30, 2009 arose from net losses generated by our U.S.-based subsidiaries.

 Nine Months Ended September 30, 2010 as Compared with the Nine Months Ended September 30, 2009

Net income and diluted earnings per common share for the nine months ended September 30, 2010 and 2009 were as follows ($ in thousands, except earnings per common share):

	Nine Months Ended September 30,
	2010	2009	Decrease

Net income	$233,222	292,520	$59,298
Weighted average shares outstanding used to calculate diluted earnings per common share	46,263	52,547	6,284
Diluted earnings per common share	$5.04	5.57	$0.53

The decrease in net income for the nine months ended September 30, 2010 as compared with the same period in 2009 was primarily due to decreases in net underwriting income of $43.0 million and net investment income of $19.1 million and an increase in net impairment losses on investments of $13.8 million.  This decrease was partially offset by an increase in net realized gains on investments of $45.4 million.  In addition, an increase in income tax expense of $28.9 million contributed to the decrease in net income.

The decrease in diluted earnings per common share for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009 was primarily due to the decrease in net income.  The impact of the decrease in net income on diluted earnings per common share was partially offset by a decrease in the weighted average shares outstanding used to calculate diluted earnings per common share for the nine months ended September 30, 2010 primarily due to our repurchase of 15,839,015 common shares from January 1, 2009 to September 30, 2010.

Underwriting Results

Net underwriting income was $123.4 million and $166.4 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in net underwriting income was primarily due to an increase in losses arising from major catastrophes in 2010, partially offset by an increase in net favorable development and a reduction in ULAE reserves.

Net losses arising from major catastrophes were $135.9 million and $14.2 million for the nine months ended September 30, 2010 and 2009, respectively.  Net favorable development was $124.2 million and $65.9 million for the nine months ended September 30, 2010 and 2009, respectively.  The net favorable development for the nine months ended September 30, 2010 and 2009 relating to prior years was substantially all in the Property and Marine and Casualty segments.  Additionally, a detailed analysis of our administrative costs of managing claims resulted in a $15.8 million reduction of ULAE reserves.

Property and Marine

The Property and Marine operating segment generated 56.1% and 57.8% of our net premiums written for the nine months ended September 30, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the nine months ended September 30, 2010 and 2009 ($ in thousands):

	Nine Months Ended September 30,
	2010	2009	Increase (decrease)

Gross premiums written	$351,395	424,667	$(73,272)
Ceded premiums written	15,620	22,079	(6,459)
Net premiums written	335,775	402,588	(66,813)

Net premiums earned	326,698	394,554	(67,856)
Net losses and LAE	232,294	186,565	45,729
Net acquisition expenses	47,589	47,711	(122)
Other underwriting expenses	24,324	26,925	(2,601)
Property and Marine segment underwriting income	$22,491	133,353	$(110,862)

Ratios:
Net loss and LAE	71.1%	47.3%	23.8 points
Net acquisition expense	14.6%	12.1%	2.5 points
Other underwriting expense	7.4%	6.8%	0.6 points
Combined	93.1%	66.2%	26.9 points

The Property and Marine segment underwriting income decreased by $110.9 million for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009, primarily due to an increase in net losses arising from major catastrophes, partially offset by an increase in net favorable development.  Net losses arising from major catastrophes were $135.9 million for the nine months ended September 30, 2010 as compared with $14.2 million in the same period in 2009.  Net losses from major catastrophes in the nine months ended September 30, 2010 were substantially attributable to the earthquakes in Chile and New Zealand.  Net favorable development was $30.0 million and $18.4 million for the nine months ended September 30, 2010 and 2009, respectively.  The change in our estimate of the administrative costs of managing claims resulted in a $2.4 million reduction of ULAE reserves.

Gross premiums written decreased by $73.3 million for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.  Gross premiums written included reinstatement premiums of $16.7 million and $2.8 million related to major catastrophes for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in gross premiums written was primarily due to decreases in North American crop business and property per risk excess-of-loss business for the nine months ended September 30, 2010 as compared with the same period in 2009.  The decrease in ceded premiums written for the nine months ended September 30, 2010 as compared with the same period in 2009 was primarily the result of a decrease in proportional property retrocessional coverage.  Net premiums earned decreased by $67.9 million as a result of reduced net premiums written in the current and prior underwriting years.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $45.7 million for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009, primarily due to an increase in losses arising from major catastrophes in 2010, substantially attributable to the earthquakes in Chile and New Zealand.  Net losses and LAE arising from major catastrophes were $152.5 million and $17.0 million for the nine months ended September 30, 2010 and 2009, respectively.  The increase in net losses arising from major catastrophes was partially offset by an increase in net favorable loss development.  Net favorable loss development was $33.9 million and $9.9 million for the nine months ended September 30, 2010 and 2009, respectively.  Net losses arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 45.4 points and 4.0 points for the nine months ended September 30, 2010 and 2009, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 10.7 points and 2.8 points for the nine months ended September 30, 2010 and 2009, respectively.  The resulting loss ratio, excluding catastrophes and development, decreased due to a lower proportion of crop business, which had a higher loss ratio than the remainder of the segment, and a higher proportion of catastrophe business, which had a lower loss ratio than the remainder of the segment.  Net favorable loss development for the nine months ended September 30, 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than we expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The change in our estimate of the administrative costs of managing claims in the nine months ended September 30, 2010 decreased the net loss and LAE ratio by 0.7 points.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per risk excess-of-loss	$14,513	(196)	1,447	$15,764
Catastrophe excess-of-loss (non-major events)	8,940	248	571	9,759
Crop	16,582	(4,623)	–	11,959
Property proportional	4,487	(388)	–	4,099
Marine, aviation and satellite	(2,127)	(331)	689	(1,769)
Major catastrophes	(8,495)	–	(1,352)	(9,847)
Total	$33,900	(5,290)	1,355	$29,965

Net favorable development in the property per risk excess-of-loss class arose primarily from the 2007 and 2009 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2009 underwriting year.  Net favorable loss development in the crop class arose primarily from North American business in the 2009 underwriting year.  Net favorable development in the property proportional class arose primarily from North American business in the 2005 through 2008 underwriting years.  The marine, aviation and satellite class had net unfavorable development of $2.1 million that resulted from a change in the pattern of expected reported losses in the marine excess-of-loss class.  Net unfavorable development in the major catastrophes class arose primarily from Hurricane Ike in the 2008 underwriting year.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per risk excess-of-loss	$9,250	(253)	1,287	$10,284
Catastrophe excess-of-loss (non-major events)	11,980	1,366	143	13,489
Major catastrophes	(2,547)	–	629	(1,918)
Crop	(8,923)	5,074	–	(3,849)
Marine, aviation and satellite	(4,259)	320	320	(3,619)
Property proportional	4,405	(426)	–	3,979
Total	$9,906	6,081	2,379	$18,366

Net favorable development in the property per risk excess-of-loss class arose primarily from the 2004 through 2008 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2008 underwriting year.  Net unfavorable development in the major catastrophes class arose primarily from Hurricanes Ike and Gustav, partially offset by favorable development from Hurricane Wilma.  Net unfavorable loss development in the crop class arose primarily in our North American business in the 2008 underwriting year and was partially offset by a decrease in net acquisition expense.  Net unfavorable development in the marine, aviation and satellite class arose primarily from the marine business in the 2004, 2005 and 2007 underwriting years.  Net favorable development in the property proportional class arose primarily from the 2005 through 2007 underwriting years.

Net acquisition expenses and related net acquisition expense ratios were $47.6 million and 14.6% for the nine months ended September 30, 2010 and $47.7 million and 12.1% for the nine months ended September 30, 2009.  The increase in the net acquisition expense ratio for the nine months ended September 30, 2010 was primarily due to an increase in commissions related to net favorable loss development.

Casualty

The Casualty operating segment generated 41.2% and 39.3% of our net premiums written for the nine months ended September 30, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the nine months ended September 30, 2010 and 2009 ($ in thousands):

	Nine Months Ended September 30,
	2010	2009	Increase (decrease)

Net premiums written	$246,741	273,940	$(27,199)

Net premiums earned	253,505	299,712	(46,207)
Net losses and LAE	79,744	179,426	(99,682)
Net acquisition expenses	52,874	66,020	(13,146)
Other underwriting expenses	17,295	18,550	(1,255)
Casualty segment underwriting income	$103,592	35,716	$67,876

Ratios:
Net loss and LAE	31.5%	59.9%	(28.4) points
Net acquisition expense	20.9%	22.0%	(1.1) points
Other underwriting expense	6.8%	6.2%	0.6 points
Combined	59.2%	88.1%	(28.9) points

The Casualty segment underwriting income increased by $67.9 million for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009, primarily due to an increase in net favorable development, a reduction of ULAE reserves and changes in the mix of business.  Net favorable development was $96.6 million and $49.4 million for the nine months ended September 30, 2010 and 2009, respectively.  The change in our estimate of the administrative costs of managing claims resulted in a $13.4 million reduction of ULAE reserves.

Net premiums written decreased by $27.2 million for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009, primarily due to decreases in business underwritten in 2010 and 2009 across most casualty classes as a result of fewer opportunities that met our underwriting standards.  Net premiums earned decreased by $46.2 million as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE decreased by $99.7 million for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009, primarily due to an increase in net favorable loss development, a reduction of ULAE reserves and a decrease in net premiums earned.  Net favorable loss development was $89.1 million and $43.7 million for the nine months ended September 30, 2010 and 2009, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 35.7 points and 14.5 points for the nine months ended September 30, 2010 and 2009, respectively.  Net favorable loss development for the nine months ended September 30, 2010 and 2009 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.  The change in our estimate of the administrative costs of managing claims in the nine months ended September 30, 2010 decreased the net loss and LAE ratio by 5.3 points.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$37,746	2,839	–	$40,585
North American occurrence excess-of-loss	28,598	(237)	16	28,377
North American clash	12,446	78	138	12,662
North American umbrella	5,848	216	–	6,064
Financial lines	7,424	51	26	7,501
International casualty	(7,232)	828	2,243	(4,161)
Accident and health	4,216	1,282	–	5,498
Other	49	–	–	49
Total	$89,095	5,057	2,423	$96,575

Net favorable development in the North American claims made class arose primarily from the 2003 through 2006 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2002 through 2006 underwriting years.  Net favorable development in this class included $1.4 million that resulted from a change in assumptions in the pattern of expected reported losses.  A review of historical results in the North American clash class resulted in a change to the expected loss ratios in all prior underwriting years.  This change in expected loss ratios contributed $12.6 million to the net favorable development in this class.  Net favorable development in the North American umbrella class arose primarily from the 2003 and 2004 underwriting years, partially offset by net unfavorable development in the 2008 underwriting year.  Net favorable development in the financial lines class arose primarily from the North American surety business in the 2004 through 2008 underwriting years.  The 2008 underwriting year in the international casualty class was impacted by net unfavorable development from financial institutions business as well as utility companies’ exposure to wildfires in Australia.  This was partially offset by net favorable development on all other underwriting years.  Net favorable development in the accident and health class arose primarily from the 2007 and 2008 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$22,032	486	–	$22,518
North American clash	1,806	52	316	2,174
North American occurrence excess-of-loss	10,933	(213)	84	10,804
North American umbrella	16,840	4,669	–	21,509
Accident and health	(6,963)	848	–	(6,115)
Other	(932)	(76)	(440)	(1,448)
Total	$43,716	5,766	(40)	$49,442

Net favorable development in the North American claims made class arose primarily from the 2003 and 2005 underwriting years.  Net favorable development in the North American clash class arose primarily from an improvement in a loss that resulted from an oil refinery explosion in 2005.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2003, 2005 and 2007 underwriting years partially offset by unfavorable development in the 2002 and 2008 underwriting years.  In addition, we experienced net favorable development in the 2007 underwriting year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2005 underwriting years.  Net unfavorable development in the accident and health class arose primarily from sports disability and health businesses in the 2006 through 2008 underwriting years.

Net acquisition expenses and related net acquisition expense ratios were $52.9 million and 20.9% for the nine months ended September 30, 2010 and $66.0 million and 22.0% for the nine months ended September 30, 2009.  The decrease in net acquisition expenses was primarily due to a decrease in net premiums earned.  The net acquisition expense ratio decreased due to changes in the mix of business.

Finite Risk

The Finite Risk segment generated 2.7% and 2.9% of our net premiums written for the nine months ended September 30, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the nine months ended September 30, 2010 and 2009 ($ in thousands):

	Nine Months Ended September 30,
	2010	2009	Increase (decrease)

Net premiums written	$16,056	20,451	$(4,395)

Net premiums earned	14,811	15,486	(675)
Net losses and LAE	3,099	2,358
Net acquisition expenses	13,471	14,772
Net losses, LAE and acquisition expenses	16,570	17,130	(560)
Other underwriting expenses	958	1,042	(84)
Finite Risk segment underwriting loss	$(2,717)	(2,686)	$(31)

Ratios:
Net loss and LAE	20.9%	15.2%
Net acquisition expense	91.0%	95.4%
Net loss, LAE and acquisition expense ratios	111.9%	110.6%	1.3 points
Other underwriting expense	6.5%	6.7%	(0.2) points
Combined	118.4%	117.3%	1.1 points

During the nine months ended September 30, 2010 and 2009, the Finite Risk portfolio consisted of one in force contract and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively insignificant adjustments of prior years’ business.

Net losses, LAE and acquisition expenses were comparable for the nine months ended September 30, 2010 and 2009.  Net unfavorable development was $2.4 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively.  Net unfavorable development increased the net loss and LAE and acquisition expense ratio by 16.1 points and 12.1 points for the nine months ended September 30, 2010 and 2009, respectively.

Non-Underwriting Results

Net investment income was $104.0 million and $123.1 million for the nine months ended September 30, 2010 and 2009, respectively.  Net investment income decreased primarily as a result of lower new money yields on invested assets and cash and cash equivalents.

Net realized gains on investments were $99.3 million and $53.9 million for the nine months ended September 30, 2010 and 2009, respectively.  The following table sets forth the components of our net realized gains and losses on investments for the nine months ended September 30, 2010 and 2009 ($ in thousands):

	Nine Months Ended September 30,
	2010	2009	Net change

Gross realized gains on the sale of investments	$103,050	53,277	$49,773
Gross realized losses on the sale of investments	(8,007)	(5,431)	(2,576)
Net realized gains on the sale of investments	95,043	47,846	47,197
Mark-to-market adjustments on trading securities	4,254	6,071	(1,817)
Net realized gains on investments	$99,297	53,917	$45,380

Sales of investments for the nine months ended September 30, 2010 resulted in net realized gains on investments of $95.0 million, primarily from sales of U.S. Government securities, U.S. Government agency RMBS, non-U.S. Government securities, corporate bonds and preferred stocks.  The net gains from mark-to-market adjustments on trading securities for the nine months ended September 30, 2010 included net gains of $4.3 million primarily related to non-U.S. Government securities.  Sales of investments for the nine months ended September 30, 2009 resulted in net realized gains on investments of $47.8 million from TIPS, U.S. Government agencies, corporate bonds, U.S. Government agency RMBS and ABS.  The net gains from mark-to-market adjustments on trading securities for the nine months ended September 30, 2009 included net gains of $6.1 million primarily related to TIPS.

Net impairment losses on investments were $25.6 million and $11.7 million for the nine months ended September 30, 2010 and 2009, respectively.  The net impairment losses reflect other-than-temporary impairments primarily attributable to credit losses for impaired securities.  The net impairment losses recorded for the nine months ended September 30, 2010 included $12.2 million related to sub-prime ABS, $7.8 million related to CMBS and $5.6 million related to non-agency RMBS.  The net impairment losses recorded for the nine months ended September 30, 2009 included $5.8 million related to non-agency RMBS, $2.6 million related to CMBS, $2.1 million related to sub-prime ABS and $1.2 million related to preferred stocks.

The net changes in fair value of derivatives were $6.5 million and $6.8 million for the nine months ended September 30, 2010 and 2009, respectively.  The net changes in the fair value of derivatives were attributed to the derivative contract with Topiary Capital Limited.

Other income of $4.2 million for the nine months ended September 30, 2009 was substantially all related to profit on a reinsurance contract that was accounted for as a deposit.

Operating expenses were $61.9 million and $69.0 million for the nine months ended September 30, 2010 and 2009, respectively.  Operating expenses included $42.6 million and $46.5 million related to other underwriting expenses for the nine months ended September 30, 2010 and 2009, respectively, which represents compensation and other expenses associated with the operations of the underwriting subsidiaries.  The remaining operating expenses of $19.3 million and $22.5 million for the nine months ended September 30, 2010 and 2009, respectively, related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The decrease was primarily attributable to lower performance based compensation accruals.

Interest expense was $14.2 million and $14.3 million for the nine months ended September 30, 2010 and 2009, respectively, and was related to our $250.0 million of Series B Notes due June 1, 2017.

Income tax expense was $28.8 million for the nine months ended September 30, 2010 and the income tax benefit was $0.1 million for the nine months ended September 30, 2009.  Our income tax expense during interim periods is based on an estimated annual effective tax rate.  The effective tax rate for the nine months ended September 30, 2010 was 11.0%.  Income tax expense and the effective tax rate were the result of an increase in the proportion of income before income taxes generated by our U.S.-based subsidiaries.  The income tax benefit for the nine months ended September 30, 2009 arose from net losses generated by our U.S.-based subsidiaries.

 Financial Condition

The following discussion of financial condition, liquidity and capital resources as of September 30, 2010 focuses only on material changes from December 31, 2009.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition,” in our 2009 Form 10-K.

 Liquidity

Liquidity Requirements

Our principal cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, and income taxes.  Additionally, cash is required for dividends to our common shareholders, the servicing of debt, share repurchases and the purchase of retrocessional contracts.  Our liquidity requirements have not changed materially since December 31, 2009.  We expect that our liquidity needs for the next twelve months will be met by our cash and cash equivalents, short-term investments, cash flows from operations, investment income and proceeds on the sale, redemption or maturity of our investments.

Platinum Holdings is a holding company, the assets of which consist primarily of shares of its subsidiaries.  Platinum Holdings depends primarily on its available cash resources and liquid investments, and dividends, interest and other distributions from its subsidiaries, to meet its obligations.  Such obligations may include operating expenses, debt service obligations, dividends on its common shares and repurchases of common shares or other securities.  Applicable laws and statutory requirements of the jurisdictions in which our regulated reinsurance subsidiaries operate, including Bermuda and the United States, limit the payment of dividends and other distributions from these subsidiaries.  Based on regulatory restrictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings without prior regulatory approval in 2010 is estimated to be approximately $451.0 million.  As of September 30, 2010, dividends paid by the reinsurance subsidiaries of Platinum Holdings in 2010 were $305.0 million.  Subsequent to September 30, 2010, dividend payments of $138.0 million were made by the reinsurance subsidiaries of Platinum Holdings.

In addition, subsequent to September 30, 2010, Platinum Underwriters Finance, Inc. ("Platinum Finance") provided a $40.0 million loan to Platinum Holdings, due February 1, 2011, with interest payable at maturity at a rate of 80 basis points per annum.

Platinum Bermuda and Platinum US have reinsurance and other contracts that require them to provide collateral to ceding companies should certain events occur, such as a decline in our rating by A.M. Best Company, Inc. (“A.M. Best”) or Standard and Poor’s Ratings Services (“S&P”) below specified levels, or a decline in statutory equity below specified amounts, or when certain levels of assumed liabilities are attained.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.  As of September 30, 2010 and December 31, 2009, we held investments with a carrying value of $86.1 million and $275.5 million, respectively, and cash and cash equivalents of $11.6 million and $26.8 million, respectively, in trust to collateralize obligations under our reinsurance contracts.  As of September 30, 2010 and December 31, 2009, we held investments with a carrying value of $51.7 million and $206.5 million, respectively, and cash and cash equivalents of $122.2 million and $17.0 million, respectively, to collateralize letters of credit issued under our credit facility.  The letters of credit were issued primarily to collateralize obligations under various reinsurance contracts.

Sources of Liquidity

Our sources of funds consist primarily of cash from operations, proceeds from sales, redemption and maturity of investments, issuance of securities and cash and cash equivalents held by us.  Net cash flows provided by operations excluding trading securities were $91.8 million and $214.2 million for the nine months ended September 30, 2010 and 2009, respectively. In addition, we have a $400.0 million credit facility with a syndicate of lenders that consists of a $150.0 million senior unsecured credit facility available for revolving borrowings and letters of credit and a $250.0 million senior secured credit facility available for letters of credit.  As of September 30, 2010, under the credit facility $150.0 million was available for borrowing and letters of credit on an unsecured basis and $114.6 million was available for letters of credit on a secured basis.  As of December 31, 2009, under the credit facility $150.0 million was available for borrowing and letters of credit on an unsecured basis and $105.9 million was available for letters of credit on a secured basis.

On a consolidated basis, our aggregate cash and invested assets totaled $4.5 billion and $4.4 billion at September 30, 2010 and December 31, 2009, respectively.  Additionally, there were net balances due to brokers of $26.0 million related to the purchase of securities at September 30, 2010 as compared with net balances due from brokers of $123.3 million related to the sale of securities at December 31, 2009.  Balances due from and to brokers are included in other assets and other liabilities, respectively.  Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  Our aggregate cash and invested assets, including net balances due to and from brokers, had a duration of 3.6 years and 3.5 years as of September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010, the fair value of our available-for-sale securities was $2.7 billion, with a net unrealized gain of $78.5 million.  The following table sets forth the fair values, net unrealized gains and losses and average credit quality of our fixed maturity securities as of September 30, 2010 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Average Credit Quality

Available-for-sale securities:
U.S. Government	$531,941	$15,446	Aaa

U.S. Government agencies	100,790	790	Aaa

Corporate bonds:
Industrial	268,919	19,217	A3
Utilities	67,903	4,566	A3
Insurance	59,067	3,608	A3
Finance	16,032	(454)	Baa2
Subtotal	411,921	26,937	A3

Commercial mortgage-backed securities	210,144	8,858	Aa2

Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	87,268	3,961	Aaa
Non-agency residential mortgage-backed securities	81,743	(31,633)	Ba2
Alt-A residential mortgage-backed securities	7,065	(5,077)	Caa2
Subtotal	176,076	(32,749)	A3

Asset-backed securities:
Asset-backed securities	13,356	(244)	Aaa
Sub-prime asset-backed securities	10,339	(10,027)	Caa3
Subtotal	23,695	(10,271)	Baa2

Municipal bonds	1,170,441	67,176	Aa2

Non-U.S. governments	77,463	2,339	Aa1

Total available-for-sale securities	2,702,471	78,526	Aa2

Trading securities:
Insurance-linked securities	26,300	n/a	Ba3
U.S. Government agencies	16,058	n/a	Aaa
Corporate bonds	70	n/a	Baa2
Non-U.S. governments	129,452	n/a	Aaa
Total trading securities	171,880	n/a	Aa2

Short-term investments	166,207	n/a	Aaa

Total investments	$3,040,558	$78,526	Aa2

The net unrealized gain position of our portfolio of CMBS was $8.9 million as of September 30, 2010 as compared with a net unrealized loss of $28.2 million as of December 31, 2009.  This improvement in the net unrealized position was primarily attributable to a decrease in yields and the recognition of credit impairments from December 31, 2009 to September 30, 2010.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized loss position of our RMBS portfolio was $32.7 million as of September 30, 2010 as compared with $52.6 million as of December 31, 2009.  The change in net unrealized loss was primarily attributable to a decrease in yields and the recognition of credit impairments from December 31, 2009 to September 30, 2010.  Approximately 50% of the RMBS in our investment portfolio are issued or guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 50% of our RMBS were issued by non-agency institutions and included securities with underlying Alt-A mortgages.  The net unrealized loss position of our portfolio of sub-prime ABS was $10.0 million as of September 30, 2010 as compared with $25.7 million as of December 31, 2009.  This decrease in net unrealized loss was primarily attributable to the recognition of credit impairments since December 31, 2009.  We analyze our RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

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

We obtain prices for all of our fixed maturity securities and preferred stocks from pricing services, which include index providers, pricing vendors and broker-dealers.  As of September 30, 2010, we valued approximately 58% of our investment securities using prices obtained from index providers, 39% using prices obtained from pricing vendors, and 3% using prices obtained from broker-dealers.

See Note 3 in the consolidated financial statements in this Form 10-Q for a detailed discussion on observable inputs used to determine the fair value of our financial assets and liabilities.

 Capital Resources

At September 30, 2010 and December 31, 2009, our capital resources were $2.4 billion and $2.3 billion, respectively, and consisted of common shareholders’ equity of $2.2 billion and $250.0 million of Series B Notes.  There was no significant change in capital during the three and nine months ended September 30, 2010 as net income for the period and the improvement in the unrealized gain position of our available-for-sale investment portfolio was substantially offset by share repurchase activity.

In accordance with the share repurchase program authorized by our board of directors, we repurchased 7,986,517 of our common shares in the open market for an aggregate amount of $304.6 million at a weighted average cost including commissions of $38.14 per share during the nine months ended September 30, 2010.  On August 4, 2004, our board of directors established a program authorizing the repurchase of our common shares.  Since that date, our board of directors has approved increases in the repurchase program from time to time, most recently on October 27, 2010, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.  On October 13, 2010, the Company entered into an agreement to purchase, for an aggregate of $98.5 million in cash, the common share options issued to The Travelers Companies, Inc. (“Travelers”) in connection with the Company’s initial public offering in 2002.  The options provided Travelers with the right to purchase 6,000,000 common shares from the Company for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under the Company’s share repurchase program and were cancelled.  Our board of directors has also authorized the repurchase of up to $250.0 million of our outstanding Series B Notes issued by Platinum Finance in open market purchases, privately negotiated transactions or otherwise.  We have not repurchased any Series B Notes.  The timing and amount of the repurchase transactions under these programs depends on a variety of factors, including market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in our consolidated financial statements as of September 30, 2010.

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

 Interest Rate Risk

The following table shows the aggregate hypothetical impact on the fair value of our fixed maturity securities portfolio as of September 30, 2010, resulting from an immediate parallel shift in the treasury yield curve ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp	+ 100bp

Total market value	$3,038,119	2,957,289	2,874,351	2,793,874	$2,716,606

Percent change in market value	5.7%	2.9%	–	(2.8%)	(5.5%)

Resulting net appreciation (depreciation)	$252,607	171,777	88,839	8,362	$(68,906)

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended September 30, 2010 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table summarizes our purchases of our common shares during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1, 2010 – July 31, 2010	121,100	$38.97	121,100	$245,281,290
August 1, 2010 – August 31, 2010	851,001	39.35	851,001	211,790,825
September 1, 2010 – September 30, 2010	1,256,510	42.64	1,256,510	158,214,466
Total*	2,228,611	$41.19	2,228,611	$158,214,466	(3)

(1)	Including commissions.

(2)
On August 4, 2004, our board of directors established a program authorizing the repurchase of our common shares.  Since that date, our board of directors has approved increases in the repurchase program from time to time, most recently on October 27, 2010, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

(3)
On October 13, 2010, the Company entered into an agreement to purchase, for an aggregate of $98.5 million in cash, the common share options issued to Travelers in connection with the Company’s initial public offering in 2002.  The options provided Travelers with the right to purchase 6,000,000 common shares from the Company for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under the Company’s share repurchase program and were cancelled.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Form of EIP Share Unit Award Agreement.
10.2	Purchase Agreement dated as of October 13, 2010 between the Company and Travelers. (1)
10.3*	Amended and Restated Employment Agreement between Platinum Bermuda and Robert S. Porter. (2)
10.4*	Amended and Restated Employment Agreement between Platinum US and H. Elizabeth Mitchell. (2)
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009, (ii) the Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2010 and 2009 (unaudited), (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2010 and 2009 (unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited) and (v) the Notes to the Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009 (unaudited), tagged as blocks of text.

* Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(1)           Incorporated by reference from the Company’s current report on Form 8-K filed with the SEC on October 14, 2010.
(2)           Incorporated by reference from the Company’s current report on Form 8-K filed with the SEC on October 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: October 29, 2010	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2010	By:	/s/ Allan C. Decleir
Allan C. Decleir
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)