Form 10-K
period 2010-12-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2011-02-18
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2010, the last business day of our most recently completed second fiscal quarter, was $1,466,762,289 based on the closing sale price of $36.29 per common share on the New York Stock Exchange on that date.  For purposes of this computation only, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

The registrant had 37,414,324 common shares, par value $0.01 per share, outstanding as of February 9, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

Note On Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2010 (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements are based on our current plans or expectations that are inherently subject to significant business, economic and competitive uncertainties and contingencies.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.  In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements.

The inclusion of forward-looking statements in this Form 10-K should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

•	severe natural or man-made catastrophic events;

•	the effectiveness of our loss limitation methods and pricing models;

•	the adequacy of our liability for unpaid losses and loss adjustment expenses;

•	our ability to maintain our A.M. Best Company, Inc. (“A.M. Best”) and Standard and Poor’s (“S&P”) ratings;

•	our ability to raise capital on acceptable terms if necessary;

•	the cyclicality of the property and casualty reinsurance business;

•	the highly competitive nature of the property and casualty reinsurance industry;

•	our ability to maintain our business relationships with reinsurance brokers;

•	the availability of retrocessional reinsurance on acceptable terms;

•	market volatility and interest rate and currency exchange rate fluctuation;

•	tax, regulatory or legal restrictions or limitations applicable to us or the property and casualty reinsurance business generally;

•	general political and economic conditions, including the effects of civil unrest, acts of terrorism, war or a prolonged United States or global economic downturn or recession; and

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at our discretion.

As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us.  The foregoing factors, which are discussed in more detail in Item 1A, “Risk Factors,” in this Form 10-K, should not be construed as exhaustive.  Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

PART I

Item 1.	Business

General Overview

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a holding company that is domiciled in Bermuda and was organized in 2002 with approximately $2.1 billion in capital as of December 31, 2010.  Through our reinsurance subsidiaries we provide property and marine, casualty and finite risk reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis.

Platinum Holdings and its consolidated subsidiaries (collectively the “Company”) include Platinum Holdings, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Re (UK) Limited (“Platinum UK”), Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings ("Platinum Regency"), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  The terms "we," "us," and "our" also refer to the Company, unless the context otherwise indicates.

Platinum Regency is an intermediate holding company based in Ireland and a wholly owned subsidiary of Platinum Holdings.  Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary of Platinum Regency.  We operate through two licensed reinsurance subsidiaries, Platinum Bermuda, a Bermuda reinsurance company, and Platinum US, a U.S. reinsurance company.   Platinum Bermuda is a wholly owned subsidiary of Platinum Holdings and Platinum US is a wholly owned subsidiary of Platinum Finance.  Platinum Administrative Services, Inc. and Platinum UK Services Company Limited are service company subsidiaries that provide administrative support services to the Company.

For the year ended December 31, 2010, our Property and Marine, Casualty and Finite Risk operating segments accounted for approximately 54%, 44% and 2%, respectively, of our total net written premiums of $760.6 million.  As of December 31, 2010, we had total investments and cash and cash equivalents of $4.2 billion and shareholders’ equity of $1.9 billion.

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

●
Operate from a position of financial strength.  Our capital is unencumbered by any potential adverse development of unpaid losses for business written prior to January 1, 2002.  Our investment strategy focuses on security and stability in our investment portfolio by maintaining a portfolio that consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.

We believe this strategy allows us to maintain our strong financial position and to be opportunistic when market conditions are most attractive.

Operating Segments

We have organized our worldwide reinsurance business into the following three operating segments:  Property and Marine, Casualty and Finite Risk.  We generally write reinsurance in each of our operating segments on either an excess-of-loss basis or a proportional basis (which is also referred to as pro rata or quota share).

In the case of excess-of-loss reinsurance, we assume all or a specified portion of the ceding company’s risks in excess of a specified claim amount, referred to as the ceding company’s retention or our attachment point.  We manage our underwriting risk from excess-of-loss contracts by charging reinsurance premiums at specific retention levels based upon our own underwriting assumptions.  Because ceding companies typically retain a larger loss exposure under excess-of-loss contracts, we believe that they typically have a strong incentive to underwrite risks and adjust losses in a prudent manner.

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

The following table sets forth our net premiums written for the years ended December 31, 2010, 2009 and 2008 by operating segment and by type of reinsurance ($ in thousands):

Net Premiums Written by Operating Segment and Type of Reinsurance

	Years Ended December 31,
	2010		2009		2008
	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written

Property and Marine
Excess-of-loss	$337,464	44%	$348,363	39%	$436,951	42%
Proportional	75,211	10%	168,648	19%	156,136	15%
Subtotal Property and Marine	412,675	54%	517,011	58%	593,087	57%

Casualty
Excess-of-loss	292,968	39%	308,054	34%	373,307	36%
Proportional	36,429	5%	48,434	5%	56,777	6%
Subtotal Casualty	329,397	44%	356,488	39%	430,084	42%

Finite Risk
Excess-of-loss	–	0%	–	0%	3,277	0%
Proportional	18,517	2%	24,335	3%	11,117	1%
Subtotal Finite Risk	18,517	2%	24,335	3%	14,394	1%

Combined Segments
Excess-of-loss	630,432	83%	656,417	73%	813,535	78%
Proportional	130,157	17%	241,417	27%	224,030	22%
Total	$760,589	100%	$897,834	100%	$1,037,565	100%

The following table sets forth our net premiums written for the years ended December 31, 2010, 2009 and 2008 by operating segment and by geographic location of the ceding company ($ in thousands):

Net Premiums Written by Operating Segment and Geographic Location of the Ceding Company

	Years Ended December 31,
	2010		2009		2008
	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written

Property and Marine
United States	$230,914	30%	$350,726	39%	$377,328	36%
International	181,761	24%	166,285	19%	215,759	21%
Subtotal Property and Marine	412,675	54%	517,011	58%	593,087	57%

Casualty
United States	277,666	37%	315,422	35%	366,444	36%
International	51,731	7%	41,066	4%	63,640	6%
Subtotal Casualty	329,397	44%	356,488	39%	430,084	42%

Finite Risk
United States	18,517	2%	24,335	3%	13,161	1%
International	–	0%	–	0%	1,233	0%
Subtotal Finite Risk	18,517	2%	24,335	3%	14,394	1%

Combined Segments
United States	527,097	69%	690,483	77%	756,933	73%
International	233,492	31%	207,351	23%	280,632	27%
Total	$760,589	100%	$897,834	100%	$1,037,565	100%

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

Casualty

Casualty reinsurance protects a ceding company against financial loss arising out of the obligation to others for loss or damage to persons or property.  Our Casualty operating segment principally includes reinsurance contracts that cover general and product liability, professional liability, accident and health, umbrella liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, and political risk.  We generally write casualty reinsurance on an excess-of-loss basis.  We write first dollar proportional casualty reinsurance contracts on an opportunistic basis.

We seek to write casualty reinsurance contracts covering established books of insurance products where we believe that past experience provides a reasonable basis to price the reinsurance adequately.  We underwrite new exposures selectively and perform a comprehensive evaluation of the risk and ceding company being reinsured.  We employ underwriters and actuaries that have expertise in one or more of the following areas:

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

●
Automobile Liability.  We provide automobile liability reinsurance, which relates to the risks associated with the insured’s vehicle and third party coverage for the insured’s liability to other parties for injuries, for damage to the insured’s property due to the use of the insured vehicle and coverage for uninsured motorists and medical payments.

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

Finite Risk

Finite risk reinsurance, often referred to as non-traditional reinsurance, includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  Reinsurance contracts classified as finite risk are typically structured to include loss limitation or loss mitigation features.  In exchange for contractual features that limit our risk, these reinsurance contracts typically provide the potential for a significant profit commission to the ceding company.  The classes of risks underwritten through our finite risk contracts are generally consistent with the classes covered by our traditional products.  The finite risk reinsurance contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of our finite risk reinsurance contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss:

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

●
Whole account aggregate stop loss.  Aggregate stop loss reinsurance contracts provide broad protection against a wide range of contingencies that are difficult to address with traditional reinsurance, including inadequate pricing by a ceding company or higher frequency of claims than the ceding company expected.  The reinsurer on a whole account aggregate stop loss contract agrees to indemnify a ceding company for aggregate losses in excess of a deductible specified in the contract.  These contracts can be offered on a single or multi-year basis, and may provide catastrophic and attritional loss protection.  The benefit of whole account aggregate stop loss contracts to ceding companies is that such contracts provide the broadest possible protection of a ceding company's underwriting results which is not generally available in the traditional reinsurance market.  Unlike traditional reinsurance contracts, these contracts often contain sub-limits of coverage for losses on certain classes of business or exposures and often include provisions for profit commissions which take into account investment income for purposes of calculating the reinsurer's profit on business ceded.  Additionally, these reinsurance contracts may be written on a funds withheld basis.

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

Based on in-force premiums written by us as of December 31, 2010, the brokers from which we derived the largest portions of our business (with the approximate percentage of business derived from each of such brokers and its affiliates) were: Aon Benfield (37.5%), Marsh & McLennan Companies (32.6%), and Willis Group Holdings (16.5%).  The loss of business relationships with any of these brokers could have a material adverse effect on our business.

Underwriting and Risk Management

Overview

Our approach to underwriting and risk management emphasizes discipline and profitability rather than premium volume or market share.  We seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, peril and type of program or contract.  Our risk management practices include evaluating the quality of the ceding company in connection with our review of a program proposal and using contract terms, diversification criteria, probability analysis and analysis of comparable historical loss experience.  We estimate the impact of catastrophic events using information from ceding companies, reinsurance contract information, expected loss ratios, our historical loss ratios, industry loss data and catastrophe modeling software to evaluate our exposure to losses from individual contracts and in the aggregate.

Ceding Company Selection and Underwriting Evaluation

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

Loss Limits

Reinsurance contracts generally contain limits that restrict the amount that we may be required to pay in the event of a loss.  These limits may apply on a per risk, per occurrence, or aggregate basis.  Contracts with per risk limits include a limit on our liability for each underlying insured.  If multiple underlying insureds are affected by a single event, our total limit of liability, without any other mitigating contractual terms, would be the sum of the per risk limits for all the underlying insureds affected by the event.  Per occurrence limits restrict our liability to a certain amount for each event, regardless of the number of underlying insureds involved.  If multiple events occur in a single reinsurance policy period, our total limit of liability, without any other mitigating contractual terms, would be the sum of the occurrence limits for all events within the policy term.  Aggregate limits provide us with a maximum amount for which we are liable, in total, for all underlying risks and all occurrences combined within the coverage period.

Our contracts typically contain a per risk limit or an occurrence limit and may contain both.  Some of our contracts contain an aggregate limit.  Property and marine reinsurance contracts with natural catastrophe exposure generally contain occurrence limits.  In addition, our high layer property and marine reinsurance contracts generally contain aggregate limits.  Casualty reinsurance contracts generally contain either a per risk or an occurrence limit.  Casualty clash contracts generally contain an aggregate limit.  Few of our other casualty contracts contain an aggregate limit.

Loss Modeling and Monitoring

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

We maintain a database of our exposure in each geographic zone and estimate our probable maximum loss for each zone and for each peril (e.g. earthquakes and hurricanes) to which that zone is subject based on catastrophe models and underwriting assessments.  We also use catastrophe loss modeling to review exposures from events that cross country borders, such as wind events that may affect the Caribbean and Florida or the United Kingdom and continental Europe.  Our largest exposures are in the United States for hurricane and earthquake, in Europe for flood and wind, and in Japan for earthquake and typhoons.

In respect of our property catastrophe exposure, we seek to limit our estimated probable maximum loss to a specific level for severe catastrophic events.  We currently expect to limit the probable maximum pre-tax loss for 2011 to no more than 22.5% of total capital for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we may change this threshold at any time.  The estimated probable maximum loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $396.0 million, or 18.5% of total capital, and $469.0 million, or 20.1% of total capital, as of January 1, 2011 and January 1, 2010, respectively.

We also monitor our exposures to accumulating risks for man-made perils impacting coverage such as surety, umbrella liability, directors and officers’ liability, trade credit and terrorism.

Diversification

We seek to diversify our property catastrophe exposure across geographic zones and type of peril around the world in order to manage the concentration of risk.  We attempt to limit our coverage for risks located in a particular zone to a predetermined level.  Currently, our largest property exposures are in Florida and other coastal states in the United States, and in the Caribbean, Japan, and northern Europe.

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

We may also use derivative instruments to reduce our exposure to catastrophe losses as an alternative to traditional retrocession.  The posting of collateral may enhance the financial security of the derivative counterparty.

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

Estimates of losses and LAE are established after extensive consultation with individual underwriters, actuarial review of loss development patterns and comparison with industry and our own loss information.  These estimates are based on predictions of future developments and trends, including predictions of claim severity and frequency.  Consequently, estimates of ultimate losses and LAE, and our unpaid liability for losses and LAE, may differ materially from our initial estimates.  We report changes in estimates of prior years’ unpaid losses and LAE in our consolidated statement of operations in the period in which we make the change.

The following table sets forth the changes in our liability for unpaid losses and LAE for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008

Net unpaid losses and LAE as of January 1,	$2,335,008	$2,452,045	$2,342,185

Net incurred losses and LAE related to:
Current year	625,250	579,304	878,169
Prior years	(157,830)	(100,962)	(159,936)
Net incurred losses and LAE	467,420	478,342	718,233

Net paid losses and LAE:
Current year	96,245	67,693	148,355
Prior years	497,968	539,517	433,961
Net paid losses and LAE	594,213	607,210	582,316

Net effects of foreign currency exchange rate changes	251	11,831	(26,057)

Net unpaid losses and LAE as of December 31,	2,208,466	2,335,008	2,452,045

Reinsurance recoverable on unpaid losses and LAE	8,912	14,328	11,461

Gross unpaid losses and LAE as of December 31,	$2,217,378	$2,349,336	$2,463,506

The following table sets forth the components of net incurred losses and LAE related to prior years for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008

Net favorable loss development	$(158,939)	$(100,793)	$(167,246)
Effect of changes in premium estimates	14,331	(169)	7,310
Change in unallocated loss adjustment expense reserves	(13,222)	–	–
Net incurred losses and LAE – prior years	$(157,830)	$(100,962)	$(159,936)

Net favorable loss development was primarily the result of favorable adjustments in ultimate loss ratios.  Prior years’ incurred losses and LAE included losses associated with changes in premium estimates and the patterns of their earnings.  The effect on net income of changes in premium estimates, after considering corresponding changes in related losses, LAE and acquisition expenses, was not significant.  During the year ended December 31, 2010, we completed a review of our administrative expenses of managing claims that resulted in a $13.2 million reduction of unallocated loss adjustment expense (“ULAE”) reserves.

The net favorable loss development for the year ended December 31, 2010 emerged primarily from the Property and Marine and Casualty segments and was related to non-catastrophe losses.  The Property and Marine segment had $36.9 million of net favorable loss development, including $53.0 million of net favorable loss development related to non-catastrophe events and net unfavorable loss development of $16.2 million related to major catastrophe events, primarily Hurricane Ike.  The Casualty segment had $113.3 million of net favorable loss development, of which $96.4 million was attributable to the long-tailed casualty classes in the 2006 and prior underwriting years.  The majority of the long-tailed casualty net favorable loss development was attributable to the claims made, casualty occurrence excess-of-loss, clash and umbrella classes, partially offset by net unfavorable loss development in the international casualty class in the 2008 underwriting year.  The Finite Risk segment experienced net favorable loss development of $8.8 million, which was substantially offset by adjustments relating to profit commissions on these contracts.

The net favorable loss development for the year ended December 31, 2009 emerged primarily from the Property and Marine and Casualty segments and was related to non-catastrophe losses.  The Property and Marine segment had $14.3 million of net favorable loss development, including $17.7 million of net favorable loss development related to non-catastrophe events and net unfavorable loss development of $3.5 million related to major catastrophe events.  The Casualty segment had $73.6 million of net favorable loss development, of which $68.2 million was attributable to the long-tailed casualty classes.  The majority of the long-tailed casualty net favorable loss development was attributable to the umbrella, claims made and casualty occurrence excess-of-loss classes.  The Finite Risk segment experienced net favorable loss development of $12.9 million, which was substantially offset by adjustments relating to profit commissions on these contracts.

There was net favorable loss development for the year ended December 31, 2008 in all segments.  The Property and Marine segment had $71.2 million of net favorable loss development, of which $18.8 million related to major catastrophe events.  The remainder of the net favorable loss development was attributable to non-major catastrophe, property risk and crop classes of business.  The Casualty segment had $73.2 million of net favorable loss development, of which $63.3 million was attributable to certain long-tailed casualty classes.  The majority of the long-tailed casualty net favorable loss development was attributable to the claims made classes.  The Finite Risk segment experienced net favorable loss development of $22.8 million, which was substantially offset by adjustments relating to profit commissions on these contracts.

The net favorable loss development for the years ended December 31, 2010, 2009 and 2008 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected, and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses.   For additional discussion on changes in loss experience see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Estimates - Variability of Outcomes,” in this Form 10-K.

The table below shows the development of the liability for net unpaid losses and LAE from December 31, 2002 through December 31, 2010.  The top line of the table shows the liability for unpaid losses and LAE, net of unpaid retrocessional reinsurance recoverables, at the balance sheet date for each of the indicated years.  This represents our estimate of our gross and net liability for losses and LAE arising in all prior years that are unpaid at the balance sheet date, including our estimate of the cost of claims incurred but not yet reported, generally referred to as “IBNR.”  We re-estimate the liability to reflect additional information regarding claims incurred prior to the end of each year.  Changes in our estimate of our liability for unpaid losses and LAE recorded at the end of the prior year are reflected in the consolidated statement of operations of the year during which the liabilities are re-estimated and result in a redundancy or deficiency of our unpaid losses and LAE.  A cumulative redundancy or deficiency reflects the cumulative difference between the original estimate of our liability for unpaid losses and LAE and the current re-estimated liability.

The table also shows the cumulative amounts paid as of successive years with respect to that liability.  Unpaid losses and LAE denominated in foreign currencies are restated at the foreign exchange rates in effect as of December 31, 2010 and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy.  Each amount in the table includes the effects of all changes in amounts for the prior years.

The table does not present accident year or underwriting year development data nor does it include any corresponding adjustments that may accompany loss redundancies or deficiencies such as premium or commission adjustments.  Conditions and trends that have affected the development of liabilities in the past may not necessarily exist in the future.  Therefore, it would not be appropriate to extrapolate future deficiencies or redundancies based on the following table.

Development of Loss and LAE Reserves
($ in thousands)

	2002	2003	2004	2005	2006	2007	2008	2009	2010

Net unpaid losses and LAE as of December 31,	$281,659	731,918	1,379,227	2,268,655	2,326,227	2,342,185	2,452,045	2,335,008	$2,208,466
Net unpaid losses and LAE re-estimated as of:
One year later	224,693	649,902	1,306,708	2,215,635	2,235,849	2,182,249	2,351,083	2,177,178
Two years later	194,422	604,891	1,277,627	2,149,153	2,129,932	2,076,330	2,217,451
Three years later	176,884	603,293	1,254,213	2,072,604	2,032,074	1,931,064
Four years later	175,683	601,719	1,210,091	1,999,484	1,924,117
Five years later	173,546	589,028	1,170,602	1,934,784
Six years later	173,601	586,747	1,131,404
Seven years later	180,929	571,473
Eight years later	179,335
Net cumulative redundancy	102,324	160,445	247,823	333,871	402,110	411,121	234,594	157,830
Adjustment for foreign currency exchange	13,633	4,347	(10,465)	3,649	(952)	(4,343)	1,449	(1,969)
Cumulative redundancy excluding foreign currency exchange	115,957	164,792	237,358	337,520	401,158	406,778	236,043	155,861

Net cumulative paid losses and LAE as of:
One year later	41,709	205,889	388,700	624,006	577,739	433,961	539,514	497,968
Two years later	62,604	265,376	536,351	1,065,607	873,487	725,689	877,863
Three years later	73,908	320,399	696,809	1,285,151	1,096,071	952,980
Four years later	90,982	373,081	799,763	1,440,075	1,265,463
Five years later	107,425	416,902	869,188	1,550,747
Six years later	125,264	456,040	912,442
Seven years later	146,278	476,506
Eight years later	152,462
Gross liability-end of year	281,659	736,934	1,380,955	2,323,990	2,368,482	2,361,038	2,463,506	2,349,336	2,217,378
Reinsurance recoverable on unpaid losses and LAE	–	5,016	1,728	55,335	42,255	18,853	11,461	14,328	8,912
Net liability-end of year	$281,659	731,918	1,379,227	2,268,655	2,326,227	2,342,185	2,452,045	2,335,008	$2,208,466
Gross liability-re-estimated	$179,335	576,517	1,131,683	1,983,040	1,953,302	1,950,375	2,226,751	$2,189,566
Gross cumulative redundancy	$102,324	160,417	249,272	340,950	415,180	410,663	236,755	$159,770

Investments

As of December 31, 2010, our total investments and cash and cash equivalents totaled $4.2 billion, consisting of $3.0 billion of fixed maturity securities, $987.9 million of cash and cash equivalents and $176.6 million of short-term investments.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition,” in this Form 10-K for additional discussion and disclosures on our investment and cash position.

The primary objective of our investment strategy is to generate investment income by maintaining a portfolio that consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  We do not invest in instruments such as credit default swaps or collateralized debt obligations.  We may invest in common and preferred stocks and securities denominated in currencies other than the U.S. dollar.  In addition, we may use financial futures and options and foreign currency exchange contracts as part of a hedging strategy.  From time to time, we may make investments of a strategic or opportunistic nature.  We evaluate the expected rate of return of various investment classes over the current risk-free rate of return when determining investment allocations.  We also manage the duration of our investment portfolio while considering the duration of our reinsurance and other contractual liabilities.

Our investment guidelines contain limits on the portion of our investment portfolio that may be invested in various investment classes and in the securities of any single issue or issuer, with the exception of U.S. government securities or securities guaranteed by the U.S. Government.  We review our investment guidelines periodically.

Our investments are subject to market risks.  The principal risks that influence the fair value of our investment portfolio are interest rate risk, credit risk and liquidity risk.  See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in this Form 10-K.

The following table summarizes the fair value of our total investments and cash and cash equivalents as of December 31, 2010 and 2009 ($ in thousands):

	December 31,
	2010	2009

U.S. Government	$391,303	$608,697
U.S. Government agencies	116,450	117,505
Corporate bonds	366,968	477,063
Commercial mortgage-backed securities	203,313	215,020
Residential mortgage-backed securities	166,458	714,703
Asset-backed securities	23,568	59,699
Municipal bonds	1,537,432	759,501
Non-U.S. governments	216,395	678,748
Insurance-linked securities	26,086	25,682
Total fixed maturity securities	3,047,973	3,656,618
Preferred stocks	–	3,897
Short-term investments	176,648	26,350
Total investments	3,224,621	3,686,865
Cash and cash equivalents	987,877	682,784
Total investments and cash and cash equivalents	$4,212,498	$4,369,649

U.S. Government agencies consist of securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation.

As of December 31, 2010 and 2009, our portfolio of fixed maturity securities and preferred stocks had a dollar weighted average rating of Aa2, primarily measured by Moody’s Investors Service (“Moody’s”).  If a particular security does not have a Moody's rating, then a rating from S&P is generally converted to a Moody's equivalent rating.

The following table summarizes the fair values of our fixed maturity securities and preferred stock portfolios as of December 31, 2010 and 2009 by credit quality ($ in thousands):

	December 31
	2010		2009
Credit Quality	Fair Value	% of Total	Fair Value	% of Total

Aaa	$1,219,482	40.0%	$2,341,963	64.0%
Aa	1,033,067	33.9%	517,404	14.1%
Aa	470,525	15.4%	404,711	11.1%
Baa	225,928	7.4%	315,275	8.6%
Below Baa	98,971	3.3%	81,162	2.2%
Total	$3,047,973	100.0%	$3,660,515	100.0%

As of December 31, 2010, there were approximately $19.9 million of municipal bonds whose ratings of "Aa" included the benefit of guarantees from third-party insurers that would otherwise be rated as "A" without the existence of such guarantees.

We consider the estimated duration of our reinsurance and other contractual liabilities when establishing the target duration of our investment portfolio.  Our aggregate cash and invested assets, including accrued investment income and net balances due to and from brokers, had a duration of 4.1 years and 3.5 years as of December 31, 2010 and 2009, respectively.

Valuation

The investment valuation process requires significant judgment and involves analyzing factors specific to each security.  Determining the fair value of a security may require obtaining fair value estimates from several sources and establishing a hierarchy based on the reliability of information.  The determination of whether unrealized losses represent temporary changes in fair value or were the result of other-than-temporary impairments also involves significant judgment.  See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Valuation of Investments,” in this Form 10-K.

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

Our principal competitors vary by type of business.  Bermuda-based reinsurers are significant competitors on property catastrophe business.  Lloyd’s of London syndicates are significant competitors on marine business.  On international business, large European reinsurers are significant competitors.  Large U.S. direct reinsurers, as well as lead U.S.-based broker market reinsurers, are significant competitors on U.S. casualty business.  Our competitors include Alterra Capital Holdings Limited, Arch Capital Group Ltd., Aspen Insurance Holdings Limited, Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Flagstone Reinsurance Holdings Limited, Montpelier Re Holdings Ltd., PartnerRe Ltd., RenaissanceRe Holdings Ltd. (“RenaissanceRe”), Transatlantic Holdings, Inc. and Validus Holdings, Ltd.

Traditional as well as new capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivative instruments, such as swaps) that may compete with certain types of reinsurance, such as property catastrophe.  Over time, these initiatives could significantly affect supply, pricing and competition in our industry and partially displace our traditional reinsurance products.

Ratings

Financial strength ratings are used by ceding companies and reinsurance intermediaries to assess the financial strength and quality of reinsurers, and thus are an important factor in evaluating and establishing their competitive positions.  Insurer financial strength ratings are current opinions of rating agencies of the financial strength of an insurance organization with respect to its ability to meet obligations under its insurance policies and contracts.   A.M. Best and S&P are generally considered to be significant rating agencies for the evaluation of insurance and reinsurance companies.  A.M. Best and S&P ratings are based on a quantitative and qualitative evaluation of performance with respect to capitalization, operating results, business position, financial flexibility, liquidity and enterprise risk management.

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

Employees

As of December 31, 2010, we employed 144 people.

Regulation

The business of reinsurance is regulated in most countries and by most states in the United States, although the degree and type of regulation varies significantly from one jurisdiction to another.  Reinsurers are generally subject to less direct regulation than primary insurers.  Reinsurers licensed in the United States and Bermuda are regulated and must comply with financial supervision standards comparable to those governing primary insurers.  Platinum Bermuda is based in Bermuda and Platinum US is based in Maryland.  Although principally regulated by the regulatory authorities of those jurisdictions, our reinsurance subsidiaries may also be subject to regulation in the jurisdiction of their ceding companies.

Bermuda Regulation
Platinum Holdings and Platinum Bermuda are organized and domiciled in Bermuda.  In addition, Platinum Bermuda is registered as an insurer in Bermuda.  As a holding company, Platinum Holdings is currently not subject to Bermuda insurance regulations.  However, the Insurance Amendment (No. 3) Act 2010 has given the Bermuda Monetary Authority (the “Authority”) the ability to act as a group supervisor of insurance groups and to include any member of an insurance group within its supervision.  If the Authority becomes our group supervisor, the Authority may include any of our companies within its group supervision, including Platinum Holdings.

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), which regulates the insurance business of Platinum Bermuda, provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Authority, which is responsible for the day-to-day supervision of insurers.  The Insurance Act also grants to the Authority powers to supervise, investigate and intervene in the affairs of insurance companies.  Under the Insurance Act, insurance business includes reinsurance business.

An Insurance Advisory Committee appointed by the Bermuda Minister of Finance (the “Minister of Finance”) advises the Authority on matters connected with the discharge of the Authority’s functions, and subcommittees thereof supervise, investigate and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures.

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

Principal Representative.  Platinum Bermuda is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.  For the purpose of the Insurance Act, the principal office of Platinum Bermuda is at our principal executive offices in Bermuda.  Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days notice in writing is given to the Authority of the intention to do so.  It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to immediately notify the Authority and to make a report in writing to the Authority within 14 days setting out all the particulars of the case that are available to the principal representative.  Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or liquidity or other ratio.

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

Loss Reserve Specialist.  Platinum Bermuda is required to submit an opinion of its approved loss reserve specialist relating to general business with its statutory financial return in respect of its loss and LAE provisions.  The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the Authority.

Approved Actuary.  Platinum Bermuda is required to submit an annual actuary's certificate with its statutory financial return.  The actuary's certificate must state whether or not (in the opinion of the insurer's approved actuary) the aggregate amount of the liabilities of the insurer in relation to long-term business at the end of the relevant year, exceeds the aggregate amount of those liabilities as shown in the insurer's statutory balance sheet.  The actuary must be approved by the Authority and will normally be a qualified life actuary.

Annual Financial Statements.  Platinum Bermuda must prepare annual GAAP financial statements and statutory financial statements with respect to its general business and its long-term business.  The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto).  The statutory financial statements include information and analysis regarding premiums, claims, reinsurance and investments of the insurer.  Platinum Bermuda is required to file with the Authority the annual GAAP financial statements and statutory financial statements within four months from the end of the relevant financial year (unless specifically extended).  The statutory financial statements do not form part of the public records maintained by the Authority but the GAAP financial statements are available for public inspection.

Annual Statutory Financial Return.  Platinum Bermuda is required to file with the Authority a statutory financial return no later than four months after its financial year end (unless specifically extended).  The statutory financial return for an insurer registered as a Class 4 general business and long-term insurer includes, among other things, a report of the approved independent auditor on the statutory financial statements of such insurer, a general business solvency certificate, a long-term business solvency certificate, the statutory financial statements relating to the general business and the long-term business, the opinion of the loss reserve specialist, an actuary’s certificate, a declaration of the statutory ratios and a schedule of reinsurance ceded.  The solvency certificates must be signed by the principal representative and at least two directors of the insurer who are required to certify, among other matters, whether the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration.  The approved independent auditor is required to state whether in its opinion it was reasonable for the directors to so certify.  Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.  The statutory financial return is not available for public inspection.

Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions.  Platinum Bermuda must at all times maintain a minimum solvency margin and an enhanced capital requirement in accordance with the provisions of the Insurance Act.

As a Class 4 insurer and long-term insurer, Platinum Bermuda is required (1) with respect to its general business, to maintain a minimum solvency margin equal to the greater of (A) $100 million, (B) 50% of net premiums written (being gross premiums written less any premiums ceded by Platinum Bermuda but Platinum Bermuda may not deduct more than 25% of gross premiums when computing net premiums written), and (C) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves; and (2) with respect to its long-term business, to maintain a minimum solvency margin of $250,000.

Each year Platinum Bermuda is required to file with the Authority a capital and solvency return within four months of its relevant financial year end (unless specifically extended).  The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model, a schedule of fixed income investments by rating category, a schedule of net loss and loss expense provision by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities.

As a Class 4 insurer and long-term insurer, Platinum Bermuda is required to maintain available statutory capital and surplus in an amount that is equal to or exceeds the target capital levels based on enhanced capital requirements (“ECR”) calculated using the BSCR model. The Authority has provided for the use of pre-approved internally developed company models in lieu of the standardized BSCR. The BSCR model is a risk-based capital model introduced by the Authority that measures risk and determines ECR and a target capital level (defined as 120% of the ECR) based on Platinum Bermuda’s statutory financial statements. In circumstances where the Authority concludes that the company’s risk profile deviates significantly from the assumptions underlying the ECR or the company’s assessment of its management policies and practices, it may issue an order requiring that the company adjust its ECR.

The BSCR increases the capital requirements of Platinum Bermuda and adds an additional constraint on the amount of dividends that Platinum Bermuda is able to pay without regulatory approval.

The Insurance Act mandates certain actions and filings with the Authority if Platinum Bermuda fails to meet and maintain its ECR or solvency margin, including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure.  Platinum Bermuda is prohibited from declaring or paying a dividend if it is in breach of its ECR, solvency margin or minimum liquidity ratio or if the declaration or payment of such dividend would cause such breach.  Where Platinum Bermuda fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Authority.  Further, Platinum Bermuda, as a Class 4 insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet its solvency margin or minimum liquidity ratio.  Platinum Bermuda must obtain the Authority’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s statutory financial statements.  These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to those under the Companies Act 1981, which apply to all Bermuda companies.

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

Re-Classification of Long-Term Insurers.  The Bermuda Insurance Amendment (No. 3) Act 2010 creates five new classes of long-term insurers (being Classes A to E), with Class E insurers expected to be subject to the strictest regulation.  Prior to September 30, 2011, Platinum Bermuda will be required to apply to be re-registered as either a Class C, Class D, or Class E insurer, with the Class being determined based upon the total long-term assets of Platinum Bermuda.  It is anticipated that, in due course, each Class C, Class D and Class E long-term insurer, including Platinum Bermuda, will be required to maintain total statutory capital and surplus equal to or exceeding its target capital level based on enhanced capital requirements calculated using a risk-based capital model currently being developed by the Authority for long-term insurers.  Platinum Bermuda will also be subject to a new minimum margin of solvency, based on its re-classification as a Class C, Class D or Class E insurer as described above.  The minimum margin of solvency will be the greater of:

•	$0.5 million or 1.5% of long-term assets for Class C insurers;

•	$4.0 million or 2% of the first $250.0 million of long-term assets plus 1.5% of long-term assets above $250.0 million for Class D insurers; and

•	$8.0 million or 2% of the first $500.0 million of long-term assets plus 1.5% of long-term assets above $500.0 million for Class E insurers.

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

Code of Conduct.  Platinum Bermuda is subject to the Insurance Code of Conduct (the “Code of Conduct”), promulgated by the Authority, which establishes duties and standards that must be complied with by all insurers registered under the Insurance Act, including the procedures and sound principles to be observed by such insurers.  The Code of Conduct became effective on July 1, 2010 and includes a transition period through July 1, 2011.  Failure to comply with the Code of Conduct will be a factor taken into account by the Authority in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and could result in the Authority exercising its powers of intervention (see “Supervision and Intervention” above) and will be a factor in calculating the operational risk charge applicable in accordance with that insurer’s BSCR model.

Certain Other Bermuda Law Considerations.  All Bermuda “exempted companies” are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians.  However,  exempted companies may not participate in certain business transactions, including (i) the acquisition or holding of land in Bermuda except that required for their business and held by way of lease or tenancy for terms of not more than 50 years or, with the consent of the Minister of Finance, land which is used to provide accommodation or recreational facilities for officers and employees of the Company for a term not exceeding 21 years, (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister of Finance, (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities or, (iv) the carrying on of business of any kind in Bermuda, except in furtherance of our business carried on outside Bermuda or under license granted by the Minister of Finance.  Generally, it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda although the reinsurance of risks undertaken by any company incorporated in Bermuda and authorized to engage in insurance and reinsurance business is permitted.

Although Platinum Bermuda is organized, registered and domiciled in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the Authority.  Pursuant to its non-resident status, Platinum Bermuda may hold any currency other than Bermuda dollars and convert that currency into any other currency (other than Bermuda dollars) without restriction.  Platinum Bermuda is permitted to hold Bermuda dollars to the extent necessary to pay its expenses in Bermuda.

The Bermuda government actively encourages foreign investment in “exempted” entities like Platinum Holdings that are based in Bermuda but do not operate in competition with local businesses.  As well as having no restrictions on the degree of foreign ownership, Platinum Holdings and Platinum Bermuda are not currently subject to taxes on income or dividends or to any foreign exchange controls in Bermuda.  In addition, currently there is no capital gains tax in Bermuda.

U.S. Regulation

Platinum US is organized, licensed and domiciled in the State of Maryland, as a property and casualty insurer, and is licensed, authorized or accredited to write reinsurance in all 50 states of the United States and the District of Columbia.  Although Platinum US is regulated by state insurance departments and applicable state insurance laws in each state where it is licensed, authorized or accredited, the principal insurance regulatory authority of Platinum US is the Maryland Insurance Administration.

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

The insurance laws of Maryland prohibit any person from acquiring control of Platinum Holdings, Platinum Regency, Platinum Finance or Platinum US unless that person has filed a notification with specified information with the Commissioner and has obtained the Commissioner’s prior approval.  Under the Maryland statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted.  Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities, or to other actions that may be taken by the Commissioner.  In addition, many U.S. state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.  While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist, such as undue market concentration.  In addition, any transactions that would constitute a change in control of Platinum Holdings, Platinum Regency or Platinum Finance may require prior notification in those states that have adopted pre-acquisition notification laws.  These laws may discourage potential acquisition proposals and may delay, deter or prevent a change in control of Platinum Holdings (in particular through an unsolicited transaction), even if the shareholders of Platinum Holdings might consider such transaction to be desirable.

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

Under Maryland insurance law, Platinum US must give ten days’ prior notice to the Commissioner of its intention to pay any dividend or make any distribution other than an extraordinary dividend or extraordinary distribution.  The Commissioner has the right to prevent payment of such a dividend or such a distribution if the Commissioner determines, in the Commissioner’s discretion, that after the payment thereof, the policyholders’ surplus of Platinum US would be inadequate or could cause Platinum US to be in a hazardous financial condition.  Platinum US must give at least 30 days’ prior notice to the Commissioner before paying an extraordinary dividend or making an extraordinary distribution out of earned surplus.  Extraordinary dividends and extraordinary distributions are dividends or distributions which, together with any other dividends and distributions paid during the immediately preceding twelve-month period, would exceed the lesser of:

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

Platinum Bermuda has provided, and may in the future provide, reinsurance to Platinum US in the normal course of business.  Platinum Bermuda is not licensed, accredited or approved in any state in the United States and, consequently, Platinum Bermuda must collateralize its obligations to Platinum US in order for Platinum US to obtain credit to its reserves on its statutory basis financial statements.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) provides that, effective July 21, 2011, only the state in which a primary insurer is domiciled may regulate the financial statement credit for reinsurance taken by that primary insurer; other states will no longer be able to require additional collateral from unauthorized reinsurers or otherwise impose their own credit for reinsurance laws on primary insurers that are only licensed in such other states.

The Dodd-Frank Act also creates the Federal Insurance Office (the “FIO”) within the Department of Treasury headed by a Director to be appointed by the Treasury Secretary.  Under the Dodd-Frank Act, the Treasury Secretary and U.S. Trade Representative are jointly authorized to enter into agreements with foreign governments relating to the recognition of prudential measures with respect to the business of insurance or reinsurance.  In implementing such agreements, the FIO will have the authority to preempt state law if it is determined that the state law is inconsistent with the international agreement and treats a non-U.S. insurer or reinsurer less favorably than a U.S. insurer or reinsurer.  The FIO’s implementation authority over international agreements could potentially result in the preemption of contrary state law, and this authority might be used to affect reinsurance collateral requirements, to the potential benefit of Platinum Bermuda.  It is unknown whether and when any such changes will occur.

In December 2008, the NAIC formally adopted the NAIC Reinsurance Regulatory Modernization Framework proposal (the “Framework”).  Under the Framework, the level of required collateral for a participating reinsurer would depend upon the reinsurer’s security rating and would range from 0% to 100% of gross assumed liabilities.  In 2010, Florida became the first state in the U.S. to implement a state-based approach to credit for reinsurance reform, building on the work of the NAIC and the credit for reinsurance provisions in the Dodd-Frank Act.  New York adopted amendments, effective January 1, 2011, to its credit for reinsurance requirements that are similar to the Florida reform.  Qualified unauthorized reinsurers that satisfy certain minimum rating and capital requirements and other conditions may apply to the insurance departments of those states for approval to post less than the 100% collateral otherwise required.  Legislation similar to these reforms was also introduced in New Jersey in 2010.  It is unclear whether this legislation will be enacted or whether other states will propose and adopt similar reforms to their reinsurance collateral requirements.  It is anticipated that states that adopt such reforms will preserve their accredited status with the NAIC for solvency regulation purposes, based on recommendations the NAIC adopted in 2010.  Platinum Bermuda will continue to monitor these developments and may consider whether to seek approval to post reduced collateral in one or more states.

In December 2010, the NAIC adopted amendments to the Model Insurance Holding Company System Regulatory Act and Regulation (the “Amended Model Act and Regulation”).  The Amended Model Act and Regulation introduce the concept of “enterprise risk” within an insurance holding company system.  If and when adopted by a particular state, the Amended Model Act and Regulation would impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies.  The Amended Model Act and Regulation must be adopted by the individual states for the new requirements to apply to U.S. domestic insurers and reinsurers, and specifically in Maryland for the changes to apply to Platinum US.  It is not clear if and when Maryland or other states will adopt these changes; however, it is anticipated that the NAIC will seek to make the amendments part of its accreditation standards for state solvency regulation, which would motivate states to adopt the amendments promptly.

In addition to reinsurance collateral and insurance holding company system reforms, government involvement in the insurance and reinsurance markets, both in the United States and worldwide, continues to evolve.  For example, in 2007, Florida enacted legislation that, among other things, increased the access of primary Florida insurers to the Florida Hurricane Catastrophe Fund (“FHCF”).  The purpose of the FHCF is to maintain insurance capacity in Florida by providing below market rate reinsurance to insurers for a portion of their catastrophic hurricane losses.  The legislation may have the effect of reducing the role of the private reinsurance market in Florida-based risks.  The Florida legislation and any similar state or U.S. federal legislation could have a material adverse impact on our business, financial condition or results of operations.

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

U.K. Regulation

Prior to October 2009, Platinum UK was authorized and regulated by the Financial Services Authority ("FSA"), the statutory regulator responsible for regulating insurance activities in the United Kingdom, including reinsurance activities.

In 2006, we began to renew business previously written by Platinum UK in Platinum Bermuda.  After successfully renewing substantially all of the reinsurance business written by Platinum UK in Platinum Bermuda, we ceased underwriting reinsurance business in Platinum UK in 2007.  Platinum UK filed a Scheme of Operation with the FSA which included actions to be taken in 2007 for its transition to a non-underwriting operation and to allow the distribution of substantially all of its capital to Platinum Regency.  These actions included a 100% loss portfolio transfer of Platinum UK’s reinsurance business to Platinum Bermuda, which effectively replaced a previous 55% quota share agreement, and a plan for the administration of in force contracts and related claims.  During 2008, Platinum UK received approval from the FSA to implement a novation program.  The novation (or termination by other means) of Platinum UK’s reinsurance contracts to Platinum Bermuda was completed in 2009 and Platinum UK ceased to be authorized by the FSA on October 22, 2009 and, therefore, is no longer subject to FSA rules.  As Platinum UK no longer carries on any business, we released the remainder of Platinum UK’s capital to Platinum Regency in 2010 and plan to wind up the remaining operations of Platinum UK in 2011.

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

Solvency II

The European Union is introducing a new regulatory regime for the regulation of the insurance and reinsurance sector known as “Solvency II.”  Solvency II is a principles-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the European Community (“EC”).  Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers.  Solvency II is scheduled to become effective on December 31, 2012, and work on development of the new regulatory regime will continue throughout 2011.  The European Commission (the “Commission”) intends to publish final rules in 2011 that will apply under a Solvency II regime, and a study is expected to be published in 2011 that will indicate the potential effect of adopting the “standard model” under Solvency II for calculating capital requirements across the European insurance industry that will be applicable to any subsidiary company that is based in the region.  This may provide an indication of the capital requirements for multinational groups with European subsidiaries under the standard Solvency II regime.

One aspect of Solvency II concerns the treatment of reinsurance ceded by EC insurers to reinsurers headquartered in a country outside the EC.  For example, consideration is being given as to whether reinsurance ceded to a non-EC reinsurer should be treated in the same way as reinsurance ceded to an EC reinsurer, and whether EC cedants should require their non-EC reinsurers to provide collateral to cover unearned premium and outstanding claims provisions.  The Solvency II directive proposes that EC and non-EC reinsurers shall be treated in the same way provided that the non-EC jurisdiction is found to have a regulatory regime “equivalent” to that of Solvency II.  The European Union’s Committee of European Insurance and Occupational Pensions Supervisors (“CEIOPS”) (which has been replaced by the European Insurance and Occupational Pensions Authority (“EIOPA”) effective January 1, 2011) recommended in July 2010 that Bermuda be included in the first group of countries (along with Japan and Switzerland) that will be assessed for equivalence with European Union insurance regulations under Solvency II.  The Commission will assess whether Bermuda’s insurance regulatory regime is equivalent – i.e., whether Bermuda’s system of insurance regulation provides a similar level of policyholder and beneficiary protection as Solvency II, for three purposes: (i) reinsurance, (ii) group solvency and (iii) group supervision.  The Commission plans to publish its equivalence determinations for the first group of countries by July 2012.  Transitional arrangements for eligible countries not included in the first group of equivalence assessments could be adopted as part of a directive that is yet to be proposed by the Commission.  A country included in the transitional arrangements potentially would be treated as if the country were found to have a regulatory regime “equivalent” to Solvency II.

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

We underwrite property and casualty reinsurance and have large aggregate exposures to natural and man-made disasters and, consequently, we expect that our loss experience generally will include infrequent events of great severity.  The frequency and severity of catastrophe losses are inherently difficult to predict, therefore, the occurrence of losses from a severe catastrophe or series of catastrophes could have a material adverse effect on our ability to write new business and on our results of operations and financial condition, possibly to the extent of eliminating our shareholders' equity.  Increases in the values and geographic concentrations of insured property and the effects of inflation have historically resulted in increased severity of industry losses in recent years and, although we seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone, we expect that those factors will increase the severity of catastrophe losses in the future.  Global climate change may increase the frequency and severity of losses from hurricanes, tornadoes, windstorms, hailstorms, freezes, floods and other weather-related disasters.

If the loss limitation methods and loss and pricing models we employ are not effective, our financial condition or results of operations could be materially adversely affected.

Our property and casualty reinsurance contracts cover unpredictable events such as hurricanes, windstorms, hailstorms, earthquakes, volcanic eruptions, fires, industrial explosions, freezes, riots, floods and other natural or man-made disasters.  Underwriting requires significant judgment, involving assumptions about matters that are inherently difficult to predict and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.  Reinsurance contracts generally contain limits that restrict the amount that we may be required to pay in the event of a loss.  Our contracts typically contain a per risk limit or an occurrence limit and may contain both.  Some of our contracts contain an aggregate limit.  Property and marine reinsurance contracts with natural catastrophe exposure generally contain occurrence limits.  In addition, our high layer property and marine reinsurance contracts generally contain aggregate limits.  Casualty reinsurance contracts generally contain either a per risk or an occurrence limit.  Casualty clash contracts generally contain an aggregate limit.  Few of our other casualty contracts contain an aggregate limit.We seek to manage our risk by limiting our estimated probable maximum loss from a catastrophic event in any geographic zone that could be expected to occur once in every 250 years to a specified percentage of total capital.  One or more catastrophic or other events could result in claims that substantially exceed our expectations and could have a material adverse effect on our results of operations and financial condition, possibly to the extent of eliminating our shareholders' equity.

We believe that the computer-based loss and pricing models we use to assess each ceding company’s potential for catastrophe losses is an important part of the underwriting process for catastrophe exposure pricing.  However, these models depend on the quality of the information obtained from our ceding companies and the independent data we obtain from third parties and may prove inadequate for determining the pricing for certain catastrophe exposures.  Our models may not accurately predict changes in weather patterns related to climate change or the impact of these changes.  If climate change causes more severe or frequent weather-related disasters than we anticipate, our losses may exceed our expectations, which could have a material adverse effect on our financial condition and results of operations.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge.  Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may be difficult to enforce in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum.  These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims.  In some instances, these changes may not become apparent until some time after we have issued reinsurance contracts that are affected by the changes.  As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued.  The effects of unforeseen developments or substantial government intervention could adversely impact our ability to achieve our goals.  Examples of emerging coverage and claims issues include larger settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors’ and officers’ liability insurance and whether the substantial losses from hurricanes, including Hurricane Katrina and Ike, were the result of storm surge, which is sometimes covered by insurance, or flood, which generally is not covered.

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

Losses from operations, including severe catastrophic events, could cause a material decline in our shareholders’ equity.  We are dependent on our financial strength and ratings, as evaluated by independent rating agencies, to underwrite reinsurance.  A material decline in our existing capital below a level necessary to maintain our ratings may require us to raise additional capital through private financings or the capital markets.  To the extent that our existing capital is insufficient to fund our future operating requirements, we may need to raise additional funds through financings or limit our growth.  Any equity or debt financing, if available at all, may be on terms that are unfavorable to us.  Equity financings could result in dilution to our shareholders.  We may issue securities that have rights, preferences and privileges that are senior to those of our outstanding securities.  If we are not able to obtain adequate capital, our business, results of operations, financial condition and financial strength and credit ratings could be adversely affected.

We have exposure to credit loss from counterparties in the normal course of business.

We may from time to time collateralize our obligations under our various reinsurance contracts by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract.  We have entered into reinsurance contracts with several ceding companies that require us to provide varying levels of collateral for our obligations under certain circumstances, including when our obligations to these ceding companies exceed negotiated amounts.  These amounts may vary depending on our rating from A.M. Best, S&P or other rating agencies.  The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of unpaid losses made by the ceding company.  Since we may be required to provide collateral based on the ceding company’s estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.  It is also unclear what, if any, the impact would be in the event of the liquidation of a ceding company with which we have a collateral arrangement.

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

Platinum Bermuda is not licensed, approved or accredited as a reinsurer in any state in the United States and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.  We have the ability to issue up to $400.0 million in letters of credit under a credit facility that consists of a $150.0 million senior unsecured credit facility available for revolving borrowings and letters of credit and a $250.0 million senior secured credit facility available for letters of credit.  This credit facility expires on September 13, 2011.  While we intend to enter into a new credit facility in 2011, we do not know what the terms of the new facility will be or if the terms will be the same as or similar to the current terms.  If this credit facility is not sufficient or if we are unable to renew it or to arrange for other types of security on commercially acceptable terms, Platinum Bermuda’s ability to provide reinsurance to U.S. based clients may be severely limited.

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

Traditional as well as new capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivative instruments, such as swaps) that may compete with certain types of reinsurance, such as property catastrophe.  Over time, these numerous initiatives could significantly affect supply, pricing and competition in our industry and partially displace our traditional reinsurance products.

We could face losses from terrorism, political unrest and war.

We have exposure to losses resulting from acts of terrorism, political unrest and acts of war.  It is difficult to predict the occurrence of these events or to estimate the amount of loss an occurrence will generate.  Accordingly, it is possible that actual losses from such an event will exceed our probable maximum loss estimate.  We closely monitor the amount and types of coverage that we provide for terrorism risk under reinsurance treaties.  If we think we can reasonably evaluate the risk of loss and charge an appropriate premium for such risk we will write some terrorism exposure on a stand-alone basis.  Otherwise, we generally seek to exclude terrorism from non-terrorism treaties.  If we cannot exclude terrorism, we will evaluate the risk of loss and attempt to charge an appropriate premium for such risk.  Even in cases where we have deliberately sought to exclude coverage, we may not be able to completely eliminate our exposure to terrorist acts.  Thus it is possible that these acts will have a material adverse effect on us.

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

In accordance with industry practice, we frequently pay amounts in respect of claims under contracts to reinsurance brokers for payment to the ceding companies.  In the event that a broker fails to make such a payment, we may remain liable to the ceding company for the payment.  When ceding companies remit premiums to reinsurance brokers, such premiums may be deemed to have been paid to us and the ceding company may no longer be liable to us for those amounts whether or not we actually receive the funds.  Consequently, we assume a degree of credit risk associated with our brokers during the premium and loss settlement process.

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

Any retrocessional reinsurance we purchase that is uncollateralized subjects us to credit risk because the ceding of risk to retrocessionaires does not relieve a reinsurer of its liability to the ceding companies.  Therefore, a retrocessionaire’s insolvency or its inability or unwillingness to make payments under the terms of its reinsurance contract with us could have a material adverse effect on us.  Likewise, counterparties to our derivative contracts may be affected by economic events that could adversely affect their ability to meet their obligations to us.

Foreign currency exchange rate fluctuation may adversely affect our financial results.

We routinely transact business in various currencies other than the U.S. dollar, our financial reporting currency.  Our principal exposure to foreign currency exchange rate risk is the transaction of business in foreign currencies.  We may incur foreign currency exchange gains or losses as we ultimately settle claims required to be paid in foreign currencies.  To the extent we do not seek to hedge our foreign currency risk or our hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rate could materially adversely affect our financial condition and results of operations.

Our success will depend on our ability to maintain and enhance effective operating procedures and internal controls over financial reporting.

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Our disclosure controls and procedures and our internal controls over financial reporting were designed to provide reasonable assurances that their objectives would be met.

The preparation of our financial statements requires us to make many estimates and judgments.

The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to premiums written and earned, insurance and other reserves, reinsurance recoverables, investment valuations, bad debt, income taxes, contingencies and litigation.  We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We utilize actuarial models as well as historical insurance industry loss development patterns to establish our initial loss reserves.  Over time, other common reserving methodologies have begun to be employed. Actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

The covenants in our credit facility limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

We have incurred indebtedness, and may incur additional indebtedness in the future.  Our indebtedness primarily consists of publicly traded notes and a credit facility consisting of letter of credit and revolving credit facilities.  For more details on our indebtedness, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity – Sources of Liquidity,” in this Form 10-K.

Our credit facility contains covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate.  The credit facility also requires us to maintain specific financial ratios.  If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit facility could declare a default and demand immediate repayment of all amounts owed to them, cancel their commitments to lend or issue letters of credit, or both, and require us to pledge additional or a different type of collateral.

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

The commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities markets have experienced reductions in liquidity as a result of the recent financial crisis.  When financial markets experience a reduction in liquidity, the ability to conduct orderly transactions may be limited and may result in declines in fair values.  We have significant investments in these asset classes.  As of December 31, 2010, approximately 10% of our total investments were invested in commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities.  The fair value, unrealized gain or loss and average rating of our investments in commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition,” in this Form 10-K.  Decreases in the fair value of our commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities could have a material adverse effect on our financial condition and results of operations.

Changes in market interest rates could have a material adverse effect on our investment portfolio, investment income and results of operations.

Our principal invested assets are fixed maturity securities.  Increasing market interest rates reduce the value of our fixed maturity securities, and we may realize a loss if we sell fixed maturity securities whose value has fallen below their amortized cost prior to maturity.  Declining market interest rates can have the effect of reducing our investment income, as we invest proceeds from positive cash flows from operations and reinvest proceeds from maturing and called investments in new lower-yielding investments.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.  Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity.  Accordingly, changes in interest rates could have a material adverse effect on our investment portfolio, investment income and results of operations.

Concentration in any particular industry, asset class or geographic region may adversely affect our investment portfolio.

Concentration of our investment portfolio in any particular industry, asset class or geographic region may have a material adverse effect on our investment portfolio, financial condition and results of operations.  While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular industry, asset class or geographic region may have a greater adverse effect on our investment portfolio to the extent that the portfolio is concentrated rather than diversified at certain periods of time.  Further, the ability to sell such investments may be limited if other market participants are seeking to sell similar investments at the same time.

Risks Related to Taxation

We may become subject to taxes in Bermuda after 2016.

We have received a standard assurance from the Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016.  Consequently, if our Bermuda tax exemption is not extended past March 28, 2016, we may be subject to any Bermuda tax after that date.  In November 2010, the Minister of Finance announced that the standard assurance will be extended to 2035, but the legislation required for this extension has not yet been brought before the Bermuda Legislature.

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

If (i) U.S. Persons are treated as owning 25% or more of our shares, (ii) the related person insurance income (“RPII”) of Platinum Bermuda were to equal or exceed 20% of the gross insurance income of Platinum Bermuda in any taxable year, and (iii) direct or indirect insureds (and persons related to such insureds) own (or are treated as owning) 20% or more of the voting power or value of the shares of Platinum Bermuda, a U.S. Person who owns our shares directly, or indirectly through non-U.S. entities, on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder's pro rata share of the RPII of Platinum Bermuda for the entire taxable year, determined as if such RPII were distributed proportionately to such U.S. Persons at that date regardless of whether such income is distributed.  RPII generally represents premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of our shares or any person related to such holder.  In addition, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income.  The amount of RPII earned by Platinum Bermuda will depend on a number of factors, including the geographic distribution of the business of Platinum Bermuda and the identity of persons directly or indirectly insured or reinsured by Platinum Bermuda.  Some of the factors which determine the extent of RPII in any period may be beyond the control of Platinum Bermuda.  Although we expect that either (i) the gross RPII of Platinum Bermuda will not exceed 20% of its gross insurance income for the taxable year or (ii) direct or indirect insureds (and persons related to those insureds) will not own directly or indirectly through entities 20% or more of the voting power or value of our shares for the foreseeable future, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

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

A U.S. Person that is a “10% U.S. Shareholder” of a non-U.S. corporation (defined as a U.S. Person who owns or is treated as owning at least 10% of the total combined voting power of all classes of stock entitled to vote of the non-U.S. corporation) that is a controlled foreign corporation (“CFC”) for an uninterrupted period of 30 days or more during a taxable year, that owns shares in the CFC directly, or indirectly through non-U.S. entities, on the last day of the CFC's taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's “subpart F income,” even if the subpart F income is not distributed.  “Subpart F income” of a non-U.S. insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income).  A non-U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of stock of that foreign corporation, or the total value of all stock of that foreign corporation.

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

Legislation was introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections.  For example, legislation was introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to non-U.S. affiliates.  A similar provision was included as part of the federal budget proposed by the President of the United States for 2011. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on us or our shareholders.  In addition, existing interpretations of U.S. federal income tax law could change, also resulting in an adverse impact on us or our shareholders.

The impact of Bermuda's commitment to the Organization for Economic Cooperation and Development (the “OECD”) to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition.  These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world.  In response to a number of measures taken and commitments by the government of Bermuda, Bermuda is listed as a jurisdiction that has substantially implemented these measures.  We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Risks Related to Laws and Regulations

The regulatory system under which we operate and potential changes thereto could significantly and adversely affect our business.

The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.  Reinsurers are generally subject to less direct regulation than primary insurers.  Reinsurers licensed in the United States and Bermuda are regulated and must comply with financial supervision standards comparable to those governing primary insurers.  For additional discussion of the regulatory requirements to which Platinum Holdings, as a holding company, and its subsidiaries are subject, see Item 1 “Business – Regulation,” in this Form 10-K.  Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial condition and results of operations.  In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated below, distribute funds to Platinum Holdings.

In recent years, some U.S. state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies.  Moreover, the NAIC and state insurance regulators regularly re-examine existing laws and regulations and interpretations of existing laws and develop new laws.  The new interpretations or laws may be more restrictive or may result in higher costs to us than current statutory requirements.  In addition, the U.S. federal government has undertaken initiatives or considered legislation in several areas that may impact the reinsurance industry, including tort reform, corporate governance and the taxation of reinsurance companies and has enacted the Dodd-Frank Act in 2010, which provides for certain changes in the regulation of reinsurance in the United States, as described below.

The European Union is introducing a new regulatory regime for the regulation of the insurance and reinsurance sector known as “Solvency II.”  Solvency II is a principles-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the EC.  Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers.

Our reinsurance subsidiaries are headquartered in Bermuda and the United States, which are non-EC countries.  If the regulatory regimes of such countries are found not to be equivalent to that of Solvency II and if our reinsurance subsidiaries fall below a certain minimum credit rating, then cedants in the EC may be prevented from recognizing the reinsurance provided to them by our reinsurance subsidiaries for the purpose of meeting their capital requirements or we may be required to provide collateral for our obligations to EC insurers.  This could have a material adverse impact on our ability to conduct our business.

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

Regulatory regimes and changes to accounting rules may adversely impact financial results irrespective ofbusiness operations.

Accounting standards and regulatory changes may require modifications to our accounting principles, both prospectively and for prior periods and such changes could have an adverse impact on our financial results. In particular, the SEC has formally proposed a plan to first allow and then require companies to file financial statements in accordance with International Financial Reporting Standards rather than U.S. GAAP. Such changes, if ultimately adopted, could have a significant impact on our financial reporting, impacting key matters such as our loss reserving policies and premium and expense recognition. For example, the International Accounting Standards Board is considering adopting an accounting standard that would require all reinsurance and insurance contracts to be accounted for under a new measurement basis, contract fulfillment value, which is considered to be more closely related to fair value than the current measurement basis, and would also require that deferred acquisition costs be derecognized and that future acquisition costs be expensed as incurred.  We are currently evaluating how the SEC’s initiatives will impact us, including with respect to our loss reserving policy and the effect it might have on recognizing premium revenue and policy acquisition costs.  Required modification of our existing principles, either with respect to these issues or other issues in the future, could have an impact on our results of operations, including changing the timing of the recognition of underwriting income, increasing the volatility of our reported earnings and changing our overall financial statement presentation.

The Dodd-Frank Act may adversely impact our business.

The Dodd-Frank Act was enacted on July 21, 2010.  In addition to introducing sweeping reform of the U.S. financial services industry, the Dodd-Frank Act provides certain changes in the regulation of reinsurance in the United States.  The Dodd-Frank Act prohibits a state from denying credit for reinsurance if the state of domicile of the insurer purchasing the reinsurance recognizes credit for reinsurance.  At present, it appears the changes specific to reinsurance in the Dodd-Frank Act will not have a material adverse effect for non-U.S. reinsurers such as Platinum Bermuda, however, there is still significant uncertainty as to how these and other provisions of the Dodd-Frank Act will be implemented in practice.

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

Under our Amended and Restated Bye-laws, our directors are required to decline to issue, repurchase, or register any transfer of shares if they determine in their sole discretion that such action may result in a person owning, directly or beneficially, and in some cases indirectly through non-U.S. entities or constructively, 10% or more of the voting power of all our issued shares.  The directors also may refuse to issue, repurchase or register any transfer of shares if they determine in their sole discretion that such action may result in a non-de minimus adverse tax, legal or regulatory consequence.

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

The insurance law of Maryland, the domiciliary state of Platinum US, prevents any person from acquiring control of us or of Platinum US unless that person has filed a notification with specified information with the Commissioner and has obtained the Commissioner’s prior approval.  Under the Maryland statute, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted.  Accordingly, any person who acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Commissioner will be in violation of this law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities and to other actions determined by the Commissioner.  In addition, many U.S. state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.  While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration.  Any future transactions that would constitute a change in control of Platinum Holdings may require prior notification in those states that have adopted pre-acquisition notification laws.

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

Item 4.	Removed and Reserved

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

At January 31, 2011, there were approximately 51 holders of record of our common shares, not including beneficial owners of shares registered in nominee or street name, which are listed on the NYSE under the symbol “PTP.”  On February 11, 2011, the last reported sale price for our common shares on the NYSE was $43.79 per share.  The following table shows the high and low per share trading prices of our common shares during each quarter, as reported on the NYSE for the periods indicated:

	Price Range of Common Shares
Year	High	Low

2010:
Fourth Quarter	$45.80	$42.10
Third Quarter	$44.04	$35.63
Second Quarter	$39.28	$35.06
First Quarter	$38.89	$34.60

2009:
Fourth Quarter	$39.45	$34.63
Third Quarter	$36.87	$28.07
Second Quarter	$30.67	$27.12
First Quarter	$36.12	$25.18

During the years ended December 31, 2010 and 2009, we paid quarterly cash dividends of $0.08 per common share.  Our Board of Directors has declared a dividend for the first quarter of 2011 of $0.08 per common share, payable on March 31, 2011 to shareholders of record at the close of business on March 1, 2011.  The declaration and payment of common share dividends is at the discretion of the Board of Directors and depends upon our results of operations, cash flows, the financial positions and capital requirements of Platinum Bermuda and Platinum US, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

The laws of the various jurisdictions in which our subsidiaries are organized restrict the ability of our subsidiaries to pay dividends to Platinum Holdings.  See Item 1, “Business – Regulation,” in this Form 10-K.

Purchases of Equity Securities by Us

The following table summarizes our purchases of our common shares during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1, 2010 – October 31, 2010(3)	150,000	$43.41	150,000	$247,827,659
November 1, 2010 – November 30, 2010	639,994	44.02	639,994	219,654,403
December 1, 2010 – December 31, 2010	895,720	45.08	895,720	179,272,695
Total	1,685,714	$44.53	1,685,714	$179,272,695

(1)   Including commissions.

(2)
On August 4, 2004, our Board of Directors established a program authorizing the repurchase of our common shares.  Since that date, our Board of Directors has approved increases in the repurchase program from time to time, most recently on February 16, 2011, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

(3)
On October 13, 2010, the Company entered into an agreement to purchase, for an aggregate of $98.5 million in cash, the common share options issued to The St. Paul Companies, Inc., now a part of The Travelers Companies, Inc. (“Travelers”) in connection with the Company’s initial public offering in 2002.  The options provided Travelers with the right to purchase 6,000,000 common shares from the Company for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under the Company’s share repurchase program and were cancelled. The purchase price of $98.5 million reduced the dollar value of shares that may be purchased under the share repurchase program, however the options purchased were not included in the shares purchased during October as no shares were issued.

Performance Graph

The following graph compares cumulative total return on our common shares with the cumulative total return on the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the S&P 500 Property & Casualty Industry Insurance Group Stock Price Index (the “S&P 500 Property & Casualty Insurance Index”), for the period that commenced December 31, 2005 and ended on December 31, 2010.  The graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2005 in our common shares, the S&P 500 Index, and the S&P 500 Property & Casualty Insurance Index as measured by the last sale price on the last trading day of each such period.

Total Return to Shareholders
Comparison of Cumulative Five Year Total Return

	Indexed Returns * Years Ended December 31,
	2006	2007	2008	2009	2010

Platinum Holdings	100.68	116.80	119.62	128.25	151.85
S&P 500 Index	115.79	122.16	76.96	97.33	111.99
S&P 500 Property & Casualty Insurance Index	112.84	97.95	69.14	77.67	84.84

*  Index value as of December 31, 2005 – $100.00

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

The following table sets forth certain of our selected financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.  Our data as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 were derived from our consolidated financial statements beginning on page F-1 of this Form 10-K.  Our data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 were derived from our audited consolidated financial statements not included in this Form 10-K.  You should read the selected financial data in conjunction with our consolidated financial statements as of December 31, 2010 and 2009 and for each of the years in the three year period ended December 31, 2010 beginning on page F-1 of this Form 10-K, and the related “Management's Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 28 of this Form 10-K.

Five-Year Summary of Selected Financial Data
(in thousands, except per share amounts)

	As of and for the years ended December 31,
	2010	2009	2008	2007	2006

Statement of Operations Data:
Net premiums written	$760,589	$897,834	$1,037,565	$1,119,807	$1,176,613
Net premiums earned	779,994	937,336	1,114,796	1,173,088	1,336,701
Net investment income	134,385	163,941	186,574	214,222	187,987
Net realized gains (losses) on investments	107,791	78,630	57,254	(413)	(1,131)
Net impairment losses on investments	(36,610)	(17,603)	(30,686)	(809)	–
Net losses and LAE	467,420	478,342	718,233	655,487	760,602
Underwriting expenses	203,705	240,806	306,459	294,642	357,219
Net income	$215,498	$383,291	$226,240	$356,978	$329,657

Basic earnings per common share	$5.14	$7.71	$4.38	$5.91	$5.38
Diluted earnings per common share	4.78	7.33	3.98	5.38	4.96
Dividends declared per common share	$0.32	$0.32	$0.32	$0.32	$0.32

Balance Sheet Data:
Total investments and cash	$4,212,498	$4,369,649	$4,259,939	$4,461,503	$4,228,937
Premiums receivable	162,682	269,912	307,539	244,360	377,183
Total assets	4,614,313	5,012,578	4,927,163	5,078,750	5,093,567
Unpaid losses and LAE	2,217,378	2,349,336	2,463,506	2,361,038	2,368,482
Unearned premiums	154,975	180,609	218,890	298,498	349,792
Debt obligations	250,000	250,000	250,000	250,000	292,840
Shareholders’ equity	$1,895,455	$2,077,731	$1,809,397	$1,998,377	$1,858,061

Common shares outstanding	37,758	45,943	47,482	53,780	59,672
Common shares outstanding – diluted	40,639	51,643	58,499	64,210	70,161

Book value per common share	$50.20	$45.22	$34.58	$34.04	$28.33
Fully converted book value per common share	$47.48	$41.58	$32.27	$32.32	$27.65

In presenting the Company's results, management has included certain schedules containing financial measures that are not calculated under standards and rules that comprise U.S. GAAP. Such measures, including segment underwriting income or loss, related underwriting ratios, book value per common share and fully converted book value per common share, are referred to as non-GAAP. These non-GAAP measures may be defined or calculated differently by other companies.  Management believes these measures, which are used to monitor the results of operations, allow for a more complete understanding of the underlying business.  These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP.  Reconciliations of such measures to the most comparable U.S. GAAP figures are included within this Form 10-K in accordance with Regulation G.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Form 10-K.  This Form 10-K contains forward-looking statements that involve risks and uncertainties.  Please see the “Note on Forward-Looking Statements” on page 1 of this Form 10-K.  Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Management has included certain schedules containing financial measures that are not calculated under standards and rules that comprise U.S. GAAP, see Item 6. for additional information.

Overview

We had $2.1 billion in capital as of December 31, 2010 as compared with $2.3 billion as of December 31, 2009.  Our net income was $215.5 million, $383.3 million, and $226.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.  Net income for the year ended December 31, 2010 reflects disciplined underwriting, strong investment results and net favorable development partially offset by higher than expected catastrophe activity.  Our net premiums written for the years ended December 31, 2010, 2009, and 2008 were $760.6 million, $897.8 million, and $1.0 billion, respectively.  The decreases in net premiums written were primarily due to the non-renewal of business that fell below our minimum pricing standards.

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

Reinsurance Industry Conditions and Trends

The reinsurance industry has historically been cyclical, characterized by periods of price competition due to excessive underwriting capacity as well as periods of favorable pricing due to shortages of underwriting capacity.  Cyclical trends in the industry and the industry’s profitability can also be significantly affected by volatile developments, including natural and other catastrophes.  Property and casualty reinsurance rates often rise in the aftermath of significant catastrophe losses.  To the extent that actual claim liabilities are higher than anticipated, the industry’s capacity to write new business diminishes.  The reinsurance industry is also affected by changes in the propensity of courts to expand insurance coverage and grant large liability awards.  Fluctuations in interest rates, credit spreads, liquidity, inflation and other changes in the economic environment can also affect the fair values of investments and impact the industry’s underwriting capacity.

In 2005, an unprecedented level of hurricane losses caused many reinsurers to report significant net losses after which rating agencies imposed higher capital requirements.  Both reinsurers and their clients reassessed their catastrophe pricing parameters and procedures.  The result was an increase in catastrophe pricing, particularly for wind exposures in the United States, in 2006 and the beginning of 2007.  A number of new companies were formed to take advantage of the improved pricing.  The combination of additional capacity and a lack of major catastrophe activity in 2006 and 2007 led to a decline in pricing for catastrophe exposed reinsurance in the second half of 2007.  After initially stabilizing, non-catastrophe pricing weakened in late 2006 and continued to decline through the first half of 2008.  During the second half of 2008, the financial markets experienced significant adverse credit events and a loss of liquidity and the 2008 hurricane season resulted in substantial losses to the insurance and reinsurance industry, which reduced the amount of capital in the insurance industry.  Many reinsurance companies reported strong financial results for 2009 reflecting the absence of major catastrophes and the favorable performance of their investment portfolios during the year.  In 2010, many reinsurance companies performed well, with significant growth in shareholders’ equity, despite increased catastrophe activity.

Current Outlook

We anticipate that 2011 will be characterized by ample capacity for insurance risk and that risk adjusted pricing will come under downward pressure in all lines of business that have not recently experienced significant losses.

For the Property and Marine segment, absent a major event, we expect that reinsurance rates will further deteriorate over the course of the year.  Assuming only modest rate declines, we expect to write a similar amount of property and marine business during 2011 compared with the amount we wrote in 2010.  We expect that property and marine business will continue to represent a large proportion of our overall book of business, which could result in increased volatility in our results of operations.

For our Casualty segment, we believe that underlying primary insurance rate increases are generally lower than the trend in loss costs would indicate is appropriate and that capacity for casualty insurance and reinsurance will remain abundant during 2011.  We expect that select casualty reinsurance treaties will offer adequate returns during 2011, however the amount of business we write in our Casualty segment will likely decrease during 2011 compared with the amount we wrote in 2010.

We expect a relatively low level of demand for products in our Finite Risk segment in 2011.

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that are inherently subjective in nature that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities.  Actual results may differ materially from these estimates.  Our critical accounting estimates used in the preparation of our consolidated financial statements include premiums written and earned, unpaid losses and LAE, valuation of investments and income taxes.  In addition, estimates are used to evaluate risk transfer for assumed and ceded reinsurance transactions.

Premiums Written and Earned

Assumed reinsurance premiums earned are recognized as revenues, net of any related ceded retrocessional coverage purchased.  Both assumed and ceded premiums written are recognized as earned generally on a basis proportionate with the coverage period.  Assumed premiums written not yet recognized as revenue are recorded on the consolidated balance sheets as unearned premiums; ceded premiums written not yet earned are recorded on the consolidated balance sheets as prepaid reinsurance premiums.  Premiums receivable include premiums that have been reported and billed and are in the course of collection (reported premiums receivable) and an estimate of premiums not yet reported by our ceding companies (estimated premiums receivable).  Unearned premiums and estimated premiums receivable are estimates based on estimated written premiums and are subject to judgment and uncertainty.

Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period.  Consequently, premiums written include amounts reported by the ceding companies, supplemented by our estimates of premiums that are written but not reported.  In addition, we estimate the unearned portion of the premiums.  Earned premiums, which are recorded in revenues, are the premiums written less the unearned premiums.  The premium estimation process considers the terms and conditions of the reinsurance contracts and assumes that the contracts will remain in force until expiration.  The estimation of written premiums could be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions.  The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses.  Premiums are generally reported in full within two years from the inception of the contract.  The potential net impact on the results of operations of changes in premiums earned is reduced by the accrual of losses and acquisition expenses related to such premiums earned.  Any adjustments to written and earned premiums are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  Any adjustments could be material and could significantly impact earnings in the period they are recorded.

When estimating premiums written and unearned premiums, we segregate the business into classes by reinsurance subsidiary, by type of coverage and by type of contract (resulting in approximately 65 classes).  Within each class, business is further segregated by the year in which the contract incepted (the “Underwriting Year”), starting with 2002, our first year of operations.  Classes that are similar in both the nature of their business and estimation process may be grouped for purposes of estimating premiums.  Estimates are made for each class or group of classes and Underwriting Year.  Premiums are estimated based on ceding company estimates and our own judgment after considering factors such as:  (1) the ceding company’s historical premium versus projected premium, (2) the ceding company’s history of providing accurate estimates, (3) anticipated changes in the marketplace and the ceding company’s competitive position therein, (4) reported premiums to date and (5) the anticipated impact of proposed underwriting changes.  Estimates of ultimate premium are made by our underwriters for each contract and Underwriting Year.  Management reviews these estimates with our underwriters and actuaries and selects an ultimate premium estimate.  Estimates of premiums written and unearned premiums are based on the selected ultimate premium estimate and the structure of the reinsurance contracts. We evaluate the appropriateness of these estimates in light of the actual premium reported by the ceding companies, information obtained during audits and other information received from ceding companies.

The following table sets forth our estimated and reported premiums receivable as of December 31, 2010 and 2009, respectively ($ in thousands):

	December 31,
	2010	2009

Estimated premiums receivable	$141,818	$249,135
Reported premiums receivable	20,864	20,777
Total premiums receivable	$162,682	$269,912

Estimated premiums receivable at December 31, 2010 was lower than at December 31, 2009 due to a decrease in both the property and marine and casualty business written in 2010 as compared with 2009.

As of December 31, 2010, the selected estimates of premiums receivable and unearned premiums were lower than the initial estimates made by our underwriters by $22.6 million or 12.2% and $10.2 million or 6.2%, respectively. We believe that we reasonably could have made an adjustment of between $0 and $22.6 million for premiums receivable and between $0 and $10.2 million for unearned premiums.  Key factors that affect premium estimates of our underwriters include:  (1) the increased competition and lower rate level in many classes of business that make it difficult for ceding companies to achieve their premium targets, and (2) the lack of a historical track record for some ceding companies writing new programs.

Certain of our reinsurance contracts include provisions that adjust premiums based upon the loss experience of the contracts.  We take these provisions into account when determining our estimate of premiums written and unearned premiums.  Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses.  These premiums relate to and are earned over the future coverage obtained for the remainder of the contract term.  Any unearned premiums existing at the time a contract limit is exhausted or reinstated is earned immediately.  Additional premiums are premiums that are triggered by losses and are earned immediately.  Premiums written and unearned premiums include estimates of reinstatement premiums and additional premiums based on reinsurance contract provisions and loss experience and rely on the estimates of unpaid losses and LAE.

An allowance for uncollectible premiums is established for possible non-payment of premiums receivable, as deemed necessary.  We analyze whether an allowance is deemed necessary based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset premiums receivable against losses and LAE and commission amounts payable to the same parties.

Unpaid Losses and Loss Adjustment Expenses

 Overview

Unpaid losses and LAE are estimates of future amounts required to pay losses and LAE for claims under our assumed reinsurance contracts that have occurred at or before the balance sheet date.  Unpaid losses and LAE include estimates of the cost of reported claims not yet paid, generally referred to as “case reserves”, and IBNR.

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

The liabilities recorded on our consolidated balance sheets as of December 31, 2010 and 2009 for unpaid losses and LAE were $2.2 billion and $2.3 billion, respectively.  These amounts exclude any amounts we may recover from our retrocessionaires under coverage we purchased for such losses.  We record estimates of amounts we expect to recover from retrocessionaires as assets on the consolidated balance sheet.  The following table sets forth our case reserves, additional case reserves and IBNR by segment as of December 31, 2010 and 2009 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total

December 31, 2010
Case reserves	$241,142	$378,017	$37,601	$656,760
Additional case reserves	4,376	10,710	–	15,086
IBNR	286,577	1,209,113	49,842	1,545,532
Total unpaid losses and LAE	$532,095	$1,597,840	$87,443	$2,217,378

December 31, 2009
Case reserves	$238,996	$387,319	$42,887	$669,202
Additional case reserves	(1,124)	12,409	–	11,285
IBNR	246,645	1,353,531	68,673	1,668,849
Total unpaid losses and LAE	$484,517	$1,753,259	$111,560	$2,349,336

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

 Non-Catastrophe Reserves

Non-catastrophe reserves were $1.9 billion as of December 31, 2010, representing 86% of our unpaid losses and LAE.  When estimating unpaid losses and LAE, we segregate the business into classes by reinsurance subsidiary, by type of coverage and by type of contract (resulting in approximately 65 classes).  Within each class, the business is further segregated by Underwriting Year, starting with 2002, our first year of operations.

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

Generally, estimates of ultimate losses that are not related to a specific event are initially determined based on the loss ratio method applied to each Underwriting Year and to each class of business.  The selected ultimate losses are determined by multiplying the initial expected loss ratio by the earned premium.  The initial expected loss ratios are key inputs that involve management judgment and are based on a variety of factors, including:  (1) contract by contract expected loss ratios developed during our pricing process, (2) our historical loss ratios and combined ratios (loss plus acquisition cost ratios), and (3) when available, updated and appropriately adjusted, loss information from Travelers on business previously underwritten by St. Paul Re, which was a part of The St. Paul Companies, Inc., (“St. Paul Re”), for the reasons described below.  These judgments take into account management’s view of past, current and future factors that may influence ultimate losses, including:  (1) market conditions, (2) changes in the business underwritten, (3) changes in timing of the emergence of claims and (4) other factors that may influence ultimate loss ratios and losses.

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

While we commenced operations in 2002, the business we write is sufficiently similar to the historical reinsurance business of St. Paul Re such that we review the historical loss experience of this business when we estimate our own initial expected loss ratios and loss development patterns.  This historical loss experience was made available to us in connection with our initial public offering.  Loss development patterns can span more than a decade, therefore, the St. Paul Re data is a valuable supplement to our own and industry data.  The historical experience of St. Paul Re also included information on the administrative costs of managing claims and the related ULAE factors.  During the third quarter of 2010, we conducted a detailed review of these ULAE reserve factors and concluded that administrative costs of managing claims paid since our inception had reached sufficient credibility for us to change our previously selected factors to reflect our own experience, resulting in a $13.2 million reduction of ULAE reserves.

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

In the North American casualty excess-of-loss classes, the loss development patterns are primarily based on our historical reported loss data and that of St. Paul Re, both of which are supplemented by industry data from the Reinsurance Association of America (“RAA”) and Insurance Services Offices, Inc. (“ISO”).  Due to the long loss development pattern in general liability, various sources are used to estimate the end of the loss development pattern referred to as the “tail”.  To estimate the tail, we supplement our historical data, and the available St. Paul Re data, with industry data, generally from the RAA.

We analyze historical loss development patterns and may adjust them for observed anomalies.  For example, we observed that loss development patterns were much slower in Underwriting Years that were characterized by especially intense competition, known as the “soft market,” particularly in the North American excess-of-loss claims made class.  We believe this is due to multiple year policies written by ceding companies and the deterioration in underwriting standards during these periods.  In determining our loss development patterns for certain classes, we may exclude certain historical data from the soft market years because none of our business was written in these soft market periods.  However, one of the risks of excluding some of the years is that we could be obscuring trends in loss development patterns.  Our actuaries consider this when determining the credibility of indications that use these patterns.  For certain reinsurance contracts, appropriate historical loss development patterns may be developed from ceding company data or other sources.

 Catastrophe Reserves

Generally, an event causing more than $1 billion of property losses to the insurance industry or $10 million of property losses to the Company is considered and tracked as a major catastrophe.  Unpaid losses and LAE related to major catastrophes were $304.1 million, which represented 14% of our total unpaid losses and LAE as of December 31, 2010.

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

As losses from catastrophes mature, our actuaries generally consider losses reported to us relative to loss development patterns from prior catastrophe events.  Our estimate of ultimate liability for losses and LAE related to a catastrophe event will generally be based on these development patterns after approximately twelve months following the event.  However, since loss development patterns may be inconsistent between events, for very large catastrophes, such as Hurricane Katrina in 2005, we will generally review information on a contract-by-contract basis for a longer period.  Ultimate losses for a catastrophe event are typically reasonably well known within 12 to 24 months following the event, although ultimate losses from an earthquake may take longer to develop.  As of December 31, 2010, the paid and reported losses as a percentage of the current estimated ultimate loss were 30% and 76%, respectively, for the February 27, 2010 earthquake in Chile and 1% and 8%, respectively, for the September 3, 2010 earthquake in New Zealand.

In addition to the earthquakes in Chile and New Zealand, in 2010 we established specific reserves for major catastrophes that included flooding in Australia, Windstorm Xynthia, and two U.S. catastrophe events referred to by Property Claim Services, a division of ISO, as Catastrophes 14 and 96.  In 2009, we established specific reserves for major catastrophes that included floods in Ireland (“Irish Floods”), Hailstorm Wolfgang, Winterstorm Klaus and three U.S. catastrophe events referred to by Property Claim Services as Catastrophes 63, 68 and 78.  In 2008, we established specific reserves for major catastrophes including Winterstorm Emma, Hurricane Gustav, Hurricane Ike and two U.S. catastrophe events referred to by Property Claim Services as Catastrophes 42 and 43.  We also have established specific reserves for catastrophe events in prior years, which include Hurricane Katrina.

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

The loss development patterns are also key inputs to our loss estimation process.  Loss development patterns reflect the time lag between the occurrence and settlement of a loss.  The time lag in reporting can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, and the deterioration, in connection with health related claims, in a claimant’s physical condition many years after an accident occurs.  As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, we are subject to potential additional time lags in the receipt of information as the primary insurer reports to the broker who in turn reports to us.  As of December 31, 2010, we did not have any significant back-log related to our processing of assumed reinsurance information.  All of the foregoing factors can impact the loss development patterns.  A key assumption that our estimates are based on is that past loss development patterns are reasonably predictive of future loss development patterns.  However, it may be difficult to identify differences in business reinsured from Underwriting Year to Underwriting Year and how such differences can affect loss development patterns.  This difficulty adds to uncertainty in estimates that use these patterns.

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

Unpaid losses and LAE is an estimate that reflects many reasonable possible outcomes.  In the following two sections, we discuss two types of uncertainty with respect to loss estimation.  Under Variability of Outcomes, we discuss how estimates change over time as new information or loss data develops.  Under Sensitivity of Estimates, we demonstrate that alternative reasonable estimates can be made with current information.

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

During the years ended December 31, 2010, 2009, and 2008, we experienced net favorable loss development of $158.9 million, $100.8 million, and $167.2 million, respectively.  This net favorable loss development was attributable primarily to a level of cumulative losses reported to us by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses.  During 2010, 2009, and 2008, approximately $145.7 million, $94.9 million, and $154.4 million, respectively, of the total net favorable development was attributable to lower reported loss experience than we expected.  Conditions and trends that have affected development of reserves in the past may not necessarily occur in the future.  The factors that may result in differences between our current estimates of loss liability and our ultimate loss liability are set forth above under “Uncertainty of Estimates” in this Form 10-K.

 Sensitivity of Estimates

Initial expected loss ratios and loss development patterns are key inputs to our loss estimation process.  We exercise judgment in establishing key inputs at the beginning of an underwriting year and also as we modify the key inputs, as appropriate, throughout the loss development period.  During the years ended December 31, 2010, 2009, and 2008, changes in the initial expected loss ratio and the loss development patterns resulted in net favorable loss development of $13.2 million, $5.9 million and $12.8 million, respectively.

We have selected the initial expected loss ratio and the loss development patterns for sensitivity analysis.  Ultimate loss estimates for the North American casualty excess-of-loss classes of business, which generally have the longest loss development patterns, have a higher degree of uncertainty than other reserving classes.  IBNR for these classes as of December 31, 2010 was $1.0 billion, which was 64% of the total IBNR at that date.  The estimates of unpaid losses and LAE related to North American casualty excess-of-loss classes of business have a higher degree of uncertainty and, consequently, reasonable alternatives to our selected initial expected loss ratios and loss development patterns could vary significantly.  For example, if we increased the initial expected loss ratio for these classes by 5% from 69% to 74%, we would increase the IBNR for these classes by $48.4 million, which represents approximately 4% of unpaid losses and LAE for these classes as of December 31, 2010, or if we increased the initial expected loss ratio for these classes by 10% from 69% to 79%, we would increase the IBNR for these classes by $99.9 million, which represents approximately 8% of unpaid losses and LAE for these classes as of December 31, 2010.

As another example of key assumption sensitivity, if we accelerated the estimated loss development patterns related to North American casualty excess-of-loss classes by 5%, we would decrease the IBNR for these classes by $21.3 million, which is less than 2% of unpaid losses and LAE for these classes as of December 31, 2010, or if we accelerated the loss development patterns by 10%, we would decrease the IBNR for these classes by $56.6 million, which is approximately 4% of unpaid losses and LAE for these classes as of December 31, 2010.

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

Valuation of Investments

Fixed maturity securities for which we may not have the intent to hold until maturity are classified as available-for-sale and reported at fair value.  Unrealized gains and losses are included in other comprehensive income in the consolidated statements of operations and comprehensive income and in accumulated other comprehensive income in the consolidated statements of shareholders’ equity, net of deferred taxes.  Fixed maturity securities for which we have the intent to sell prior to maturity or for which we have elected the fair value measurement attributes of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” are classified as trading securities and reported at fair value, with mark-to-market adjustments included in net realized gains or losses on investments in the consolidated statements of operations and the related deferred income tax included in income tax expense.

We obtain prices for all of our fixed maturity securities, preferred stocks and short-term investments from pricing services, which include index providers, pricing vendors and broker-dealers.  As of December 31, 2010, we valued approximately 59% of our investment securities using prices obtained from index providers, 38% using prices obtained from pricing vendors, and 3% using prices obtained from broker-dealers.  The number of prices we obtain per instrument varies based on the type of asset class and particular reporting period.  Prices are generally obtained from multiple sources when a new security is purchased and a pricing source is assigned to the particular security.  A hierarchy is maintained that prioritizes pricing sources based on availability and reliability of information, with preference generally given to prices provided by independent pricing vendors and index providers.  Pricing providers may be assigned to a particular security based upon the provider’s expertise.  Generally, the initial pricing source selected is consistently used for each reporting period.  We have not adjusted any prices that we have obtained from pricing services.  However, if we determine that a price appears unreasonable, we investigate and assess whether the price should be adjusted.

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

Generally, pricing services determine prices by maximizing the use of observable inputs to determine the fair value measurement.  The inputs used in index pricing may include, but are not limited to, benchmark yields, transactional data, broker-dealer quotes, security cash flows and structures, credit ratings, prepayment speeds, loss severities, credit risks and default rates.  The inputs used by pricing vendors may include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers and industry and economic events.  Broker-dealers value securities through trading desks primarily based on observable inputs.  For further discussion on fair values of investments see “Financial Condition – Liquidity – Sources of Liquidity”.

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

In 2009 we adopted additional guidance under FASB ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”).  In accordance with this additional guidance, we recognize the portion of OTTI related to a credit loss in net income and the portion of OTTI related to all other factors in other comprehensive income or loss.  The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security.  The effect of adoption resulted in a cumulative adjustment to debt securities that were impaired prior to 2009, net of deferred tax, of $14.2 million that was recorded in accumulated other comprehensive income in the consolidated statement of shareholders’ equity.

In accordance with ASC 320, we also consider our intent to sell a security and the likelihood that we will be required to sell a security before an unrealized loss is recovered.  Our intent to sell a security is based, in part, on adverse changes in the credit worthiness of a debt issuer, pricing and other market conditions and our anticipated net cash flows.  If we determine that we intend to sell a security that is in an unrealized loss position, then the unrealized loss related to such a security, representing the difference between the security’s amortized cost and its fair value, is recognized as a net impairment loss in our consolidated statements of operations at the time we determine our intent is to sell.

Income Taxes

We provide for income taxes for our subsidiaries operating in income tax paying jurisdictions.  We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Such temporary differences are primarily due to tax basis discount on unpaid losses and LAE and unearned premiums, deferred policy acquisition costs and investments.  A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

Net deferred tax assets were $47.8 million and $63.1 million for the years ended December 31, 2010 and 2009, respectively.  At each balance sheet date, we evaluate the recoverability of the deferred tax assets, considering the timing of the reversal of deferred income and expense items as well as the likelihood that we will generate sufficient taxable income to realize the future tax benefits.  We believe that it is more likely than not we will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and accordingly, no valuation allowance was established as of December 31, 2010 or 2009.   See Note 8 to the “Notes to Consolidated Financial Statements” contained elsewhere in this Form 10-K for additional information on income taxes.

Risk Transfer for Assumed and Ceded Reinsurance Transactions

Reinsurance accounting is used for assumed and ceded transactions when risk transfer requirements have been met.  Risk transfer analysis involves evaluating significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms.  Reinsurance contracts that do not transfer sufficient insurance risk are accounted for as deposits and assets or liabilities are initially recorded for the same amount as assets paid or received.  Interest income or expense related to the deposit is recognized as incurred.  Profit margins are earned over the settlement period of the contractual obligations.  As at December 31, 2010 and 2009, we have deposit liabilities of $8.8 million and $8.3 million, respectively, included in other liabilities related to an assumed transaction that is accounted for as a deposit.

Results of Operations

Year Ended December 31, 2010 as Compared with the Year Ended December 31, 2009

Net income and diluted earnings per common share for the years ended December 31, 2010 and 2009 were as follows ($ and amounts in thousands, except earnings per share):

	2010	2009	Net change

Underwriting income	$108,869	$218,188	$(109,319)
Net investment income	134,385	163,941	(29,556)
Net realized gains on investments	107,791	78,630	29,161
Net impairment losses on investments	(36,610)	(17,603)	(19,007)
Other revenues (expenses)	(55,783)	(55,580)	(203)
Income before income taxes	258,652	387,576	(128,924)
Income tax expense	(43,154)	(4,285)	(38,869)
Net income	215,498	383,291	(167,793)
Preferred dividends	–	(1,301)	1,301
Net income attributable to common shareholders	$215,498	$381,990	$(166,492)
Weighted average shares outstanding for diluted earnings per common share	45,052	52,315	(7,263)
Diluted earnings per common share	$4.78	$7.33	$(2.55)

The decrease in net income for the year ended December 31, 2010 as compared with 2009 was primarily due to decreases in net underwriting income and net investment income and an increase in net impairment losses on investments, which was partially offset by an increase in net realized gains on investments.  We also had an increase in income tax expense.  The decrease in diluted earnings per common share for the year ended December 31, 2010 as compared with 2009 was primarily due to a decrease in net income, partially offset by the repurchase of our common shares.  Diluted earnings per common share for the year ended December 31, 2010 was favorably impacted by a decrease in weighted average shares outstanding used to calculate diluted earnings per common share, primarily due to the repurchase of 9,672,231 of our common shares in 2010.

Underwriting Results

Underwriting income consists of net premiums earned, less net losses and LAE, net acquisition expenses and operating costs related to underwriting operations.

Net underwriting income was $108.9 million and $218.2 million for the years ended December 31, 2010 and 2009, respectively.  The decrease was primarily due to an increase in net underwriting losses arising from major catastrophes, partially offset by an increase in net favorable development and a reduction in our ULAE reserves.

Net losses arising from major catastrophes were $214.8 million and $35.5 million for the years ended December 31 2010 and 2009, respectively.  Net favorable development was $151.9 million and $101.0 million for the years ended December 31, 2010 and 2009, respectively.  Net favorable or unfavorable development is the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions.  The net favorable development for the year ended December 31, 2010 relating to prior years was in both the Property and Marine and Casualty segments.  Additionally, we conducted a review of ULAE reserve factors across all lines of business during the third quarter of 2010.  The review involved a detailed analysis of our administrative costs of managing claims since our inception and, in our judgment, we concluded that the amounts paid had reached sufficient credibility for us to change our previously selected ULAE reserve factors.  The change in our estimate of the administrative costs of managing claims resulted in a $13.2 million reduction of ULAE reserves.

We conduct our worldwide reinsurance business through three operating segments:  Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as net underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as investment income, net realized gains on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses by segment.  Segment net underwriting income is reconciled to the U.S. GAAP measure of income before income taxes in Note 14 to the “Consolidated Financial Statements” contained elsewhere in this Form 10-K.  The measures we used in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  Our operating segment results are discussed in detail below.

 Property and Marine

The Property and Marine operating segment generated 54.3% and 57.6% of our net premiums written in 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the years ended December 31, 2010 and 2009 ($ in thousands):

	2010	2009	Increase (decrease)

Gross premiums written	$431,612	$543,851	$(112,239)
Ceded premiums written	18,937	26,840	(7,903)
Net premiums written	412,675	517,011	(104,336)

Net premiums earned	418,763	528,488	(109,725)
Net losses and LAE	343,509	250,646	92,863
Net acquisition expenses	60,224	66,992	(6,768)
Other underwriting expenses	32,678	37,331	(4,653)
Property and Marine segment underwriting income (loss)	$(17,648)	$173,519	$(191,167)

Ratios:
Net loss and LAE	82.0%	47.4%	34.6 points
Net acquisition expense	14.4%	12.7%	1.7 points
Other underwriting expense	7.8%	7.1%	0.7 points
Combined	104.2%	67.2%	37.0 points

Property and Marine segment underwriting income decreased by $191.2 million for the year ended December 31, 2010 as compared with the year ended December 31, 2009, primarily due to an increase in net losses arising from major catastrophes, partially offset by an increase in net favorable development.  Net losses arising from major catastrophes, net of reinstatement premiums and commissions, were $214.8 million and $35.5 million for the years ended December 31, 2010 and 2009, respectively. Net losses arising from major catastrophes for the year ended December 31, 2010 were substantially attributable to the earthquakes in Chile and New Zealand and to a lesser extent flooding in Australia.  Net losses arising from major catastrophes for the year ended December 31, 2009 were primarily attributable to the Irish Floods, Hailstorm Wolfgang and Winterstorm Klaus.  Net favorable development was $33.3 million and $25.1 million for the years ended December 31, 2010 and 2009, respectively.  The change in our estimate of the administrative costs of managing claims resulted in a $1.3 million reduction of ULAE reserves.

Gross premiums written decreased by $112.2 million in the year ended December 31, 2010 as compared with the year ended December 31, 2009 as a result of fewer opportunities that met our underwriting standards.  Gross premiums written included reinstatement premiums of $17.7 million and $7.2 million related to major catastrophes for the years ended December 31, 2010 and 2009, respectively.  The decrease in gross premiums written was primarily due to a decrease of $88.8 million in North American crop business for the year ended December 31, 2010 as compared with the same period in 2009.  The decrease in ceded premiums written for the year ended December 31, 2010 as compared with the same period in 2009 was primarily the result of a decrease in our purchases of proportional property retrocessional coverage.  Net premiums earned decreased by $109.7 million as a result of reduced net premiums written in the current and prior underwriting years.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $92.9 million in the year ended December 31, 2010 as compared with the year ended December 31, 2009, primarily due to the increase in losses arising from major catastrophes in 2010.  Net losses and LAE arising from major catastrophes were $232.4 million and $42.6 million for the years ended December 31, 2010 and 2009, respectively.  The increase in losses from major catastrophes was partially offset by the increase in net favorable loss development.  Net favorable loss development was $36.9 million and $14.3 million in 2010 and 2009, respectively.  Net losses arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 54.3 points and 7.5 points for the years ended December 31, 2010 and 2009, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 9.2 points and 3.2 points in 2010 and 2009, respectively.  The resulting loss ratio, excluding catastrophes and development, decreased due to a lower proportion of crop business, which had a higher loss ratio than the remainder of the segment, and a higher proportion of catastrophe business, which had a lower loss ratio than the remainder of the segment.  Net favorable loss development for the year ended December 31, 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than we expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The change in our estimate of the administrative costs of managing claims in the year ended December 31, 2010 decreased the net loss and LAE ratio by 0.3 points.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per-risk excess-of-loss	$22,016	$(149)	$1,133	$23,000
Catastrophe excess-of-loss (non-major events)	10,057	222	654	10,933
Crop	16,914	(4,732)	–	12,182
Property proportional	5,802	(414)	–	5,388
Marine, aviation and satellite	(1,776)	(361)	751	(1,386)
Major catastrophes	(16,160)	–	(692)	(16,852)
Total	$36,853	$(5,434)	$1,846	$33,265

Net favorable development in the property per-risk excess-of-loss class arose primarily from the 2007 and 2009 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2009 underwriting year.  Net favorable loss development in the crop class arose primarily from North American business in the 2009 underwriting year.  Net favorable development in the property proportional class arose primarily from North American business in the 2005 through 2008 underwriting years.  Net unfavorable development in the marine, aviation and satellite class arose primarily from the 2003 and 2006 underwriting years, partially offset by favorable development primarily from the 2007 and 2008 underwriting years. A change in the pattern of expected reported losses in the marine excess-of-loss class contributed $2.5 million of unfavorable development.  Net unfavorable development in the major catastrophes class arose primarily from Hurricane Ike in the 2008 underwriting year.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per-risk excess-of-loss	$11,932	$(181)	$2,125	$13,876
Catastrophe excess-of-loss (non-major events)	13,877	1,284	217	15,378
Major catastrophes	(3,474)	–	349	(3,125)
Crop	(8,783)	5,102	–	(3,681)
Marine, aviation and satellite	(4,294)	330	2,027	(1,937)
Property proportional	5,001	(391)	–	4,610
Total	$14,259	$6,144	$4,718	$25,121

Net favorable development in the property per-risk excess-of-loss class related primarily to the 2006 through 2008 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class related primarily to the 2008 underwriting year.  Net unfavorable development in major catastrophes related primarily to marine losses related to Hurricane Rita in the 2005 underwriting year.  Net unfavorable development in the crop class related primarily to the North American business in the 2008 underwriting year.  Net unfavorable development in the marine, aviation and satellite class related primarily to the marine business in the 2007 underwriting year.  Net favorable development in the property proportional class related primarily to the 2005 through 2007 underwriting years.

Net acquisition expenses and related net acquisition expense ratios were $60.2 million and 14.4% for the year ended December 31, 2010 and $67.0 million and 12.7% for the year ended December 31, 2009.  The decrease in net acquisition expenses in 2010 as compared with 2009 was primarily due to a decrease in net premiums earned.  The increase in the acquisition expense ratio was due to an increase in commissions related to the increase in net favorable loss development and was also impacted by changes in the mix of business.

Other underwriting expenses were $32.7 million and $37.3 million for the years ended December 31, 2010 and 2009, respectively.  The decrease in 2010 as compared with 2009 was primarily due to a decrease in performance-based compensation in 2010.

 Casualty

The Casualty operating segment generated 43.3% and 39.7% of our net premiums written for the years ended December 31, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the years ended December 31, 2010 and 2009 ($ in thousands):

	2010	2009	Increase (decrease)

Net premiums written	$329,397	$356,488	$(27,091)

Net premiums earned	343,812	388,901	(45,089)
Net losses and LAE	119,679	226,511	(106,832)
Net acquisition expenses	71,474	88,841	(17,367)
Other underwriting expenses	23,091	25,644	(2,553)
Casualty segment underwriting income	$129,568	$47,905	$81,663

Ratios:
Net loss and LAE	34.8%	58.2%	(23.4) points
Net acquisition expense	20.8%	22.8%	(2.0) points
Other underwriting expense	6.7%	6.6%	0.1 points
Combined	62.3%	87.6%	(25.3) points

Casualty segment underwriting income increased by $81.7 million in the year ended December 31, 2010 as compared with the year ended December 31, 2009, primarily due to an increase in net favorable development, a reduction of ULAE reserves and changes in the mix of business.  Net favorable development was $121.1 million and $78.1 million for the years ended December 31, 2010 and 2009, respectively.  The change in our estimate of the administrative costs of managing claims resulted in a $11.9 million reduction of ULAE reserves. In addition, in 2009 we had $18.1 million related to two large loss events as compared with no large loss events in 2010.

Net premiums written decreased by $27.1 million in the year ended December 31, 2010 as compared with the year ended December 31, 2009, primarily due to decreases in business underwritten in 2010 and 2009 across most casualty classes as a result of fewer opportunities that met our underwriting standards.  Net premiums earned decreased by $45.1 million as a result of the decreases in net premiums written in current and prior underwriting years.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE decreased by $106.8 million in the year ended December 31, 2010 as compared with the year ended December 31, 2009, primarily due to an increase in net favorable loss development, a reduction of ULAE reserves, a reduction in large losses and a decrease in net premiums earned.  Net favorable loss development was $113.3 million and $73.6 million in 2010 and 2009, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 33.6 points and 19.0 points in the years ended December 31, 2010 and 2009, respectively.  There were no large loss events for the year ended December 31, 2010.   For the year ended December 31, 2009, there were losses of $9.2 million related to an accident and health contract and $8.9 million from an international liability casualty contract related to liability arising from Australian wildfires.  Large losses increased the net loss and LAE ratio by 4.6 points for the year ended December 31, 2009.  Net favorable loss development for the years ended December 31, 2010 and 2009 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.  The change in our estimate of the administrative costs of managing claims in the year ended December 31, 2010 decreased the net loss and LAE ratio by 3.5 points.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$54,054	$2,714	$–	$56,768
North American occurrence excess-of-loss	35,377	(327)	72	35,122
North American clash	12,748	86	140	12,974
North American umbrella	9,205	212	–	9,417
Financial lines	11,488	(13)	(1)	11,474
International casualty	(14,768)	800	2,819	(11,149)
Accident and health	5,038	1,292	–	6,330
Other	139	–	–	139
Total	$113,281	$4,764	$3,030	$121,075

Net favorable development in the North American claims made class arose primarily from the 2003 through 2007 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2002 through 2006 underwriting years.  A review of historical results in the North American clash class resulted in a change to the expected loss ratios in all prior underwriting years.  This change in expected loss ratios contributed $13.7 million to the net favorable development in this class.  Net favorable development in the North American umbrella class arose primarily from the 2003, 2004 and 2006 underwriting years, partially offset by net unfavorable development in the 2008 underwriting year.  Net favorable development in the financial lines class arose primarily from the North American surety business in the 2004 through 2008 underwriting years.  The international casualty class was impacted by net unfavorable development from financial institutions business and utility companies’ exposure to wildfires in Australia in the 2008 underwriting year.  This was partially offset by net favorable development in all other underwriting years.  This class also benefited by $2.0 million of favorable development from changes in the pattern of expected reported losses and initial expected loss ratios.  Net favorable development in the accident and health class arose primarily from the 2005 and 2008 underwriting years.

The following table sets forth the net favorable (unfavorable) development in the year ended December 31, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$19,039	$(705)	$–	$18,334
North American clash	1,882	46	368	2,296
North American occurrence excess-of-loss	15,613	(261)	84	15,436
North American umbrella	26,349	4,684	–	31,033
Accident and health	(4,714)	678	–	(4,036)
Financial lines	9,586	(157)	(577)	8,852
International casualty	6,238	(258)	192	6,172
Other	(404)	414	–	10
Total	$73,589	$4,441	$67	$78,097

Net favorable development in the North American claims made class arose primarily from the 2003 and 2005 underwriting years.  This class also benefited by $2.8 million of favorable development from changes in the pattern of expected reported losses and initial expected loss ratios.  The net favorable development was partially offset by net unfavorable development in the 2007 underwriting year arising from claims related to the utilities sector.  Net favorable development in the North American clash class related primarily to a specific loss resulting from an explosion in 2005.  Net favorable development in the North American occurrence excess-of-loss class related primarily to the 2003, 2005 and 2007 underwriting years partially offset by net unfavorable development in the 2002 and 2008 underwriting years.  The net favorable development in the 2003 and 2007 underwriting years resulted from improved loss experience in the current year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  This class also benefited by $1.2 million of favorable development from changes in the pattern of expected reported losses and initial expected loss ratios.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2005 underwriting years and included $0.6 million related to changes in the initial expected loss ratio for the 2008 underwriting year.  The net unfavorable development in the accident and health class arose primarily from the 2007 and 2008 underwriting years and was partially offset by net favorable development in the 2004 and 2005 underwriting years.  In the financial lines class, net favorable development related primarily from the 2004 through 2007 underwriting years partially offset by net unfavorable development in the 2008 underwriting year.  Net favorable development in the international casualty class related primarily to the 2006 and prior underwriting years, partially offset by net unfavorable development in the 2007 and 2008 underwriting years.

Net acquisition expenses and related net acquisition expense ratios were $71.5 million and 20.8% for the year ended December 31, 2010 and $88.8 million and 22.8% for the year ended December 31, 2009.  The decrease in net acquisition expenses in 2010 as compared with 2009 was primarily due to the decrease in net premiums earned.  The decrease in the acquisition expense ratio was primarily due to changes in the mix of business.  In addition, the decrease was partially due to a decrease in commissions related to prior years’ losses of $4.8 million, which, with related premium adjustments, represented 1.6% of net earned premiums in 2010 as compared with a decrease of $4.4 million in commissions which, with related premium adjustments, represented 1.2% of net premiums earned in 2009.

Other underwriting expenses were $23.1 million and $25.6 million for the years ended December 31, 2010 and 2009, respectively.  The decrease in 2010 as compared with 2009 was primarily due to a decrease in performance-based compensation in 2010.

 Finite Risk

The Finite Risk segment generated 2.4% and 2.7% of our net premiums written for the years ended December 31, 2010 and 2009, respectively.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the years ended December 31, 2010 and 2009 ($ in thousands):

	2010	2009	Increase (decrease)

Net premiums written	$18,517	$24,335	$(5,818)

Net premiums earned	17,419	19,947	(2,528)
Net losses and LAE	4,232	1,185
Net acquisition expenses	14,978	20,586
Net losses, LAE and acquisition expenses	19,210	21,771	(2,561)
Other underwriting expenses	1,260	1,412	(152)
Finite Risk segment underwriting loss	$(3,051)	$(3,236)	$185

Ratios:
Net loss and LAE	24.3%	5.9%
Net acquisition expense	86.0%	103.2%
Net loss, LAE and acquisition expense ratios	110.3%	109.1%	1.2 points
Other underwriting expense	7.2%	7.1%	0.1 points
Combined	117.5%	116.2%	1.3 points

During the years ended December 31, 2010 and 2009, the Finite Risk portfolio consisted of one in force contract and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the decline in the premium volume in recent years, current year ratios may be significantly impacted by minor adjustments of prior years’ reserves.  The decreases in net premiums written and net premiums earned in 2010 as compared with 2009 were attributable to a decrease in our share of the one contract.

Net losses, LAE and acquisition expenses decreased by $2.6 million in the year ended December 31, 2010 as compared with the year ended December 31, 2009, primarily due to the decrease in net premiums earned.  Net unfavorable development was $2.5 million and $2.3 million for the years ended December 31, 2010 and 2009, respectively.  Net unfavorable development increased the net loss and LAE and acquisition expense ratio by 14.3 points and 11.3 points for the years ended December 31, 2010 and 2009, respectively.

Non-Underwriting Results

Net investment income was $134.4 million and $163.9 million for the years ended December 31, 2010 and 2009, respectively.  Net investment income decreased in 2010 as compared with 2009 primarily as a result of lower new money yields on invested assets and cash and cash equivalents.

Net realized gains on investments were $107.8 million and $78.6 million for the years ended December 31, 2010 and 2009, respectively.  The following table sets forth the components of our net realized gains and losses on investments for the years ended December 31, 2010 and 2009 ($ in thousands):

	2010	2009	Net change

Gross realized gains on the sale of investments	$115,679	$86,512	$29,167
Gross realized losses on the sale of investments	(9,285)	(5,588)	(3,697)
Net gains on the sale of investments	106,394	80,924	25,470
Mark-to-market adjustments on fixed maturity trading securities	1,397	(2,294)	3,691
Net realized gains on investments	$107,791	$78,630	$29,161

Sales of investments for the year ended December 31, 2010 resulted in net realized gains of $106.4 million primarily from U.S. Government securities, U.S. Government agency residential mortgage-backed securities (“RMBS”) and non-U.S. Government securities.  The net gains from mark-to-market adjustments on trading securities for the year ended December 31, 2010 included net gains of $1.4 million primarily related to non-U.S. Government securities.  Sales of investments for the year ended December 31, 2009 resulted in net realized gains of $80.9 million primarily from U.S. Treasury Inflation-Protected Securities (“TIPS”), U.S. Government agency securities, corporate bonds and non-agency RMBS.  The net losses from mark-to-market adjustments on trading securities in 2009 were comprised of $2.1 million related to non-U.S. dollar denominated securities and $1.2 million related to TIPS, which were partially offset by net gains of $1.0 million related to insurance-linked securities.

The following table sets forth net impairment losses on investments for the years ended December 31, 2010 and 2009 ($ in thousands):

	2010	2009	Net change

Commercial mortgage-backed securities	$(7,743)	$(2,757)	$(4,986)
Residential mortgage-backed securities	(11,178)	(8,358)	(2,820)
Asset-backed securities	(17,689)	(5,280)	(12,409)
Preferred stocks	–	(1,208)	1,208
Net impairment losses on investments	$(36,610)	$(17,603)	$(19,007)

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of an OTTI. During 2010 and 2009 we analyzed the projected cash flows of our non-agency structured securities at an individual security level. If the projected cash flows are less than the amortized cost, a credit loss has generally occurred.  The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security.  The credit loss is recognized in net income and the portion of OTTI related to all other factors is recognized in accumulated other comprehensive income or loss. We evaluate the unrealized losses of our preferred stocks by individual issuer and determine if we can forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost.  If we were unable to forecast a reasonable period of time in which to recover the cost of our preferred stocks, we recorded a net impairment loss in our consolidated statement of operations equivalent to the entire unrealized loss.

 Other Expenses

The net changes in the fair value of derivatives were $9.6 million and $9.7 million for the years ended December 31, 2010 and 2009, respectively.  The net changes in the fair value of derivatives were attributed to a three year derivative contract with Topiary Capital Limited (“Topiary”) that commenced in August 2008 and provides us with annual second event catastrophe protection.  See “Financial Condition – Liquidity” for additional discussion of Topiary.

Operating expenses were $82.6 million and $94.7 million for the years ended December 31, 2010 and 2009, respectively.  Operating expenses include $57.0 million and $64.4 million relating to other underwriting expenses for the years ended December 31, 2010 and 2009, respectively.  The remaining $25.6 million and $30.3 million in 2010 and 2009, respectively, related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The decrease in operating expenses was primarily attributable to a decrease in performance-based compensation expense in 2010 as compared with 2009.

Interest expense was $19.0 million for each of the years ended December 31, 2010 and 2009 and related to our $250.0 million of Series B 7.5% Notes due June 1, 2017 (the "Series B Notes").

Income tax expense was $43.2 million and $4.3 million for the years ended December 31, 2010 and 2009, respectively.  The effective tax rates were 16.7% and 1.1% for the years ended December 31, 2010 and 2009, respectively.  The effective tax rate in any given period is primarily driven by the composition of income before income tax expense from our subsidiaries.  The increase in income tax expense and effective tax rate for the year ended December 31, 2010 as compared with the same period in 2009 was primarily due to the increase in the proportion of income before income taxes generated by our U.S.-based subsidiaries.  The percentage of income before income taxes derived from our U.S.-based subsidiaries was 50% for the year ended December 31, 2010 as compared with 4% for the year ended December 31, 2009.

Year Ended December 31, 2009 as Compared with the Year Ended December 31, 2008

Net income and diluted earnings per common share for the years ended December 31, 2009 and 2008 were as follows ($ and amounts in thousands, except earnings per share):

	2009	2008	Net change

Underwriting income	$218,188	$90,104	$128,084
Net investment income	163,941	186,574	(22,633)
Net realized gains on investments	78,630	57,254	21,376
Net impairment losses on investments	(17,603)	(30,686)	13,083
Other revenues (expenses)	(55,580)	(64,007)	8,427
Income before income taxes	387,576	239,239	148,337
Income tax expense	(4,285)	(12,999)	8,714
Net income	383,291	226,240	157,051
Preferred dividends	(1,301)	(10,408)	9,107
Net income attributable to common shareholders	$381,990	$215,832	$166,158
Weighted average shares outstanding for diluted earnings per common share	52,315	56,855	(4,540)
Diluted earnings per common share	$7.33	$3.98	$3.35

The increase in net income for the year ended December 31, 2009 as compared with 2008 was primarily due to an increase in net underwriting income as a result of a decrease in net losses arising from major catastrophes in 2009 as compared with 2008.  The increase in diluted earnings per common share for the year ended December 31, 2009 as compared with 2008 was primarily due to the increase in net income.  Diluted earnings per common share was also favorably impacted by a decrease in weighted average shares outstanding used to calculate diluted earning per common share, primarily due to the repurchase of 7,852,498 of our common shares in 2009.

 Underwriting Results

Net underwriting income was $218.2 million and $90.1 million for the years ended December 31, 2009 and 2008, respectively.  The increase was primarily due to a decrease in net underwriting losses arising from major catastrophes, partially offset by a decrease in net favorable development.

Net losses arising from major catastrophes were $35.5 million and $198.0 million for the years ended December 31, 2009 and 2008, respectively.  Net favorable development was $101.0 million and $147.6 million in the years ended December 31, 2009 and 2008, respectively.  The net favorable development for the year ended December 31, 2009 relating to prior years emerged primarily from the Property and Marine and Casualty segments.  Additionally, net underwriting income was favorably impacted in 2009 by improved loss experience relating to a reinsurance contract in the Casualty segment covering leased private passenger automobile residual values (the “RVI Contract”).

 Property and Marine

The Property and Marine operating segment generated 57.6% and 57.1% of our net premiums written in 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the years ended December 31, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Gross premiums written	$543,851	$622,171	$(78,320)
Ceded premiums written	26,840	29,084	(2,244)
Net premiums written	517,011	593,087	(76,076)

Net premiums earned	528,488	599,110	(70,622)
Net losses and LAE	250,646	397,200	(146,554)
Net acquisition expenses	66,992	90,816	(23,824)
Other underwriting expenses	37,331	38,492	(1,161)
Property and Marine segment underwriting income	$173,519	$72,602	$100,917

Ratios:
Net loss and LAE	47.4%	66.3%	(18.9) points
Net acquisition expense	12.7%	15.2%	(2.5) points
Other underwriting expense	7.1%	6.4%	0.7 points
Combined	67.2%	87.9%	(20.7) points

Property and Marine segment underwriting income increased by $100.9 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008, primarily due to a decrease in net losses arising from major catastrophes, partially offset by a decrease in net favorable development and net premiums earned.  Net losses arising from major catastrophes, net of reinstatement premiums and commissions, were $35.5 million and $198.0 million for the years ended December 31, 2009 and 2008, respectively.  Net losses arising from major catastrophes for the year ended December 31, 2009 were primarily attributable to the Irish Floods, Hailstorm Wolfgang and Winterstorm Klaus.  Net losses arising from major catastrophes for the year ended December 31, 2008 were primarily attributable to Hurricanes Gustav and Ike and Winterstorm Emma.  Net favorable development was $25.1 million and $77.6 million for the years ended December 31, 2009 and 2008, respectively.

Gross premiums written decreased by $78.3 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008.  Gross premiums written included reinstatement premiums of $7.2 million and $28.3 million related to major catastrophes for the years ended December 31, 2009 and 2008, respectively.  The decrease in gross premiums written was primarily due to reduced exposure to catastrophe events, most significantly in the renewal of contracts effective January 1, 2009 for the year ended December 31, 2009 as compared with the same period in 2008.    Net premiums earned decreased by $70.6 million as a result of reduced net premiums written in the current and prior underwriting years and changes in the mix of business.

Net losses and LAE decreased by $146.6 million in the year ended December 31, 2009 as compared with the year ended December 31, 2008, primarily due to the decrease in losses arising from major catastrophes in 2009.  Net losses and LAE arising from major catastrophes were $42.6 million and $224.9 million for the years ended December 31, 2009 and 2008, respectively.  The decrease in losses from major catastrophes was partially offset by the decrease in net favorable loss development.  Net favorable loss development was $14.3 million and $71.2 million in 2009 and 2008, respectively.  Net losses arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 7.5 points and 36.1 points for the years ended December 31, 2009 and 2008, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 3.2 and 13.4 points in 2009 and 2008, respectively.  Net favorable loss development in both 2009 and 2008 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than we expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.

Net favorable development was $25.1 million for the year ended December 31, 2009.  See “Results of Operations – Year Ended December 31, 2010 as Compared with the Year Ended December 31, 2009 – Underwriting Results – Property and Marine” above for discussion of net favorable development by class of business for the year ended December 31, 2009.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2008 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per-risk excess-of-loss	$8,065	$579	$3,539	$12,183
Catastrophe excess-of-loss (non-major events)	24,005	(1,365)	1,697	24,337
Major catastrophes	18,833	–	(951)	17,882
Crop	11,603	(2,734)	–	8,869
Marine, aviation and satellite	686	(1,541)	7,195	6,340
Property proportional	8,028	(18)	–	8,010
Total	$71,220	$(5,079)	$11,480	$77,621

Net favorable development in the property per-risk excess-of-loss class related primarily to the 2006 and 2007 underwriting years.  The net favorable development included improved experience in business with smaller regional cedants where loss ratios had been increased from initial expected loss ratios in prior years.  A change in the loss development patterns in our North American business resulted in $1.9 million of the net favorable development.  Net favorable development in the catastrophe excess-of-loss (non-major events) class related primarily to the 2007 underwriting year.  Following a study of our historical experience and an updated exposure analysis, we decreased our initial expected loss ratio of our non-U.S. catastrophe excess-of-loss (non-major events) class resulting in $0.6 million of the net favorable development.  Net favorable development in major catastrophes related primarily to events occurring in 2005 and 2007, with the most significant net favorable development related to Hurricanes Ivan and Katrina, Winterstorm Kyrill and the 2007 summer floods in the UK.  Net favorable development in the crop class related primarily to the 2007 underwriting year.  Net favorable development in the marine, aviation and satellite class related primarily to an increase in reinstatement premiums resulting from adverse loss experience of several years.  The net favorable development was partially offset by net unfavorable development in the 2006 and 2007 underwriting years of $0.8 million related to changes in the loss development pattern and initial expected loss ratio assumptions.  Net favorable development in the property proportional class related primarily to the 2002 through 2007 underwriting years, with a change in the loss development patterns resulting in approximately $1.8 million of net favorable development.

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

Other underwriting expenses were $37.3 million and $38.5 million for the years ended December 31, 2009 and 2008, respectively.  The decrease in 2009 as compared with 2008 was due to $4.3 million of one-time fees and expenses incurred in 2008 when we entered into the derivative contract with Topiary, partially offset by an increase in performance-based compensation in 2009.

 Casualty

The Casualty operating segment generated 39.7% and 41.5% of our net premiums written for the years ended December 31, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the years ended December 31, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Net premiums written	$356,488	$430,084	$(73,596)

Net premiums earned	388,901	503,300	(114,399)
Net losses and LAE	226,511	337,051	(110,540)
Net acquisition expenses	88,841	125,934	(37,093)
Other underwriting expenses	25,644	23,982	1,662
Casualty segment underwriting income	$47,905	$16,333	$31,572

Ratios:
Net loss and LAE	58.2%	67.0%	(8.8) points
Net acquisition expense	22.8%	25.0%	(2.2) points
Other underwriting expense	6.6%	4.8%	1.8 points
Combined	87.6%	96.8%	(9.2) points

Casualty segment underwriting income increased by $31.6 million in the year ended December 31, 2009 as compared with the year ended December 31, 2008, which was primarily the result of improved loss experience relating to the RVI Contract.  For the year ended December 31, 2008, we recorded net underwriting losses on the RVI Contract of $28.1 million, which exhausted the aggregate loss limit on the contract, and for the year ended December 31, 2009, we decreased net underwriting losses related to the RVI Contract by $12.6 million as a result of improved loss experience.  Partially offsetting the difference in net underwriting losses related to the RVI Contract in 2009 as compared with 2008 were net underwriting losses of $9.2 million related to an accident and health contract and incurred losses of $8.9 million from an international casualty contract related to liability arising from Australian wildfires for the year ended December 31, 2009.

Net premiums written decreased by $73.6 million in the year ended December 31, 2009 as compared with the year ended December 31, 2008.  The decrease was primarily due to decreases in business underwritten in 2008 and 2009 across most casualty classes and was the result of fewer opportunities that met our underwriting standards.  The decrease in net premiums earned was the result of the decrease in net premiums written in current and prior years.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

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

Net favorable development was $78.1 million for the year ended December 31, 2009.  See “Results of Operations – Year Ended December 31, 2010 as Compared with the Year Ended December 31, 2009 – Underwriting Results – Casualty” above for discussion of net favorable development by class of business for the year ended December 31, 2009.

The following table sets forth the net favorable (unfavorable) development in the year ended December 31, 2008 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made excess-of-loss	$47,014	$(5,505)	$–	$41,509
North American umbrella	7,290	(20)	–	7,270
Financial lines	10,734	230	572	11,536
International casualty	8,521	487	126	9,134
Other	(317)	38	419	140
Total	$73,242	$(4,770)	$1,117	$69,589

Net favorable development in the North American claims made excess-of-loss class related primarily to the 2003 through 2006 underwriting years.  During the year an analysis of our medical malpractice business resulted in changes to the loss development pattern and initial expected loss ratios for the 2004 and later underwriting years which resulted in $9.2 million of the net favorable development.  The 2007 underwriting year experienced net unfavorable development due to exposure to claims relating to the financial crisis.  Net favorable development in the North American umbrella class related primarily to the 2004 and 2005 underwriting years.  Net favorable development in the financial lines class related primarily to the 2004 through 2007 underwriting years’ credit and surety excess-of-loss classes.  Net favorable development in the international casualty class related primarily to the 2002 through 2004 underwriting years’ motor excess-of-loss and claims made classes, partially offset by net unfavorable development in the 2006 underwriting year.

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

Other underwriting expenses were $25.6 million and $24.0 million for the years ended December 31, 2009 and 2008, respectively.  The increase in other underwriting expenses in 2009 as compared with 2008 was primarily due to an increase in performance-based compensation in 2009.

 Finite Risk

The Finite Risk segment generated 2.7% and 1.4% of our net premiums written for the years ended December 31, 2009 and 2008, respectively.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the years ended December 31, 2009 and 2008 ($ in thousands):

	2009	2008	Increase (decrease)

Net premiums written	$24,335	$14,394	$9,941

Net premiums earned	19,947	12,386	7,561

Net losses and LAE	1,185	(16,018)
Net acquisition expenses	20,586	25,965
Net losses, LAE and acquisition expenses	21,771	9,947	11,824
Other underwriting expenses	1,412	1,270	142
Finite Risk segment underwriting income (loss)	$(3,236)	$1,169	$(4,405)

Ratios:
Net loss and LAE	5.9%	(129.3%)
Net acquisition expense	103.2%	209.6%
Net loss, LAE and acquisition expense ratios	109.1%	80.3%	28.8 points
Other underwriting expense	7.1%	10.3%	(3.2) points
Combined	116.2%	90.6%	25.6 points

During the years ended December 31, 2009 and 2008, the Finite Risk portfolio consisted of one in force contract.  Due to the decline in the premium volume in recent years, current year ratios may be significantly impacted by minor adjustments of prior years’ reserves.  The increases in net premiums written and net premiums earned in 2009 as compared with 2008 were attributable to an increase in our share of one contract.

Net losses, LAE and acquisition expenses increased by $11.8 million in the year ended December 31, 2009 as compared with the year ended December 31, 2008, primarily due to the increase in net premiums earned and the difference in net favorable development in 2009 as compared with 2008.  Net unfavorable development was $2.3 million in 2009 as compared with net favorable development of $0.4 million in 2008.  Net unfavorable development in 2009 resulted from commission adjustments that were affected by interest income on funds held by the ceding companies in the year.  Interest income on funds held that affected commissions was $2.2 million and $1.5 million in 2009 and 2008, respectively.  The net unfavorable development increased the net loss and LAE and acquisition expense ratio by 11.3 points in 2009 and the net favorable development decreased the net loss and LAE and acquisition expense ratio by 3.4 points in 2008.  The net loss, LAE and acquisition expense ratio was also favorably impacted as a result of premiums recognized for which there were no related losses for the year ended December 31, 2008.

 Non-Underwriting Results

Net investment income was $163.9 million and $186.6 million for the years ended December 31, 2009 and 2008, respectively.  Net investment income decreased in 2009 as compared with 2008 primarily due to a decrease in yields on invested assets and cash and cash equivalents.  Net investment income decreased by $4.2 million and $1.3 million in 2009 and 2008, respectively, for adjustments related to TIPS, reflecting changes in the consumer price index.

Net realized gains on investments were $78.6 million and $57.3 million for the years ended December 31, 2009 and 2008, respectively.  The following table sets forth the components of our net realized gains and losses on investments for the years ended December 31, 2009 and 2008 ($ in thousands):

	2009	2008	Net change

Gross realized gains on the sale of investments	$86,512	$53,178	$33,334
Gross realized losses on the sale of investments	(5,588)	(5,605)	17
Net gains on the sale of investments	80,924	47,573	33,351
Mark-to-market adjustments on fixed maturity trading securities	(2,294)	9,681	(11,975)
Net realized gains on investments	$78,630	$57,254	$21,376

Sales of investments for the year ended December 31, 2009 resulted in net realized gains of $80.9 million primarily from TIPS, U.S. Government agency securities, corporate bonds and U.S. Government agency RMBS.  The U.S. Government agency securities that we sold consisted of securities issued by financial institutions under the Temporary Liquidity Guarantee Program and that are guaranteed by the Federal Deposit Insurance Corporation.  The net losses from mark-to-market adjustments on trading securities in 2009 were comprised of net losses of $2.1 million related to non-U.S. dollar denominated securities and $1.2 million related to TIPS, which were partially offset by net gains of $1.0 million related to insurance-linked securities.  Sales of investments for the year ended December 31, 2008 resulted in net realized gains of $51.8 million primarily from TIPS, U.S. Government securities, U.S. Government agencies, and U.S. Government agency RMBS and net realized losses of $4.2 million from corporate bonds.  The net gains from mark-to-market adjustments on trading securities in 2008 were comprised of $8.4 million related to non-U.S. dollar denominated securities and $1.3 million of changes in the fair value of TIPS.

The following table sets forth net impairment losses on investments for the years ended December 31, 2009 and 2008 ($ in thousands):

	2009	2008	Net change

Commercial mortgage-backed securities	$(2,757)	$–	$(2,757)
Residential mortgage-backed securities	(8,358)	(15,787)	7,429
Asset-backed securities	(5,280)	(1,616)	(3,664)
Preferred stocks	(1,208)	(5,647)	4,439
Corporate bonds	–	(7,636)	7,636
Net impairment losses on investments	$(17,603)	$(30,686)	$13,083

The net impairment losses on investments recorded for the year ended December 31, 2008 reflect the entire difference between the amortized cost basis and the fair value of the impaired securities at the balance sheet date.

 Other Expenses

The net changes in the fair value of derivatives were $9.7 million and $14.1 million for the years ended December 31, 2009 and 2008, respectively.  The decrease in expense in the year ended December 31, 2009 as compared with 2008 was due to the expiration of three derivative contracts that were in effect in the year ended December 31, 2008.  In 2008, in addition to the derivative contract with Topiary, we had an additional contract that provided second event catastrophe protection along with two derivative contracts that were options to purchase industry loss warranty retrocessional protection.

Operating expenses were $94.7 million and $88.2 million for the years ended December 31, 2009 and 2008, respectively.  Operating expenses include $64.4 million and $63.7 million relating to other underwriting expenses for the years ended December 31, 2009 and 2008, respectively.  The remaining $30.3 million and $24.5 million in 2009 and 2008, respectively, related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The increase in operating expenses was primarily attributable to an increase in performance-based compensation accruals in 2009, partially offset by a decrease of $4.3 million in expenses related to entering into the agreement with Topiary in 2008.

Net foreign currency exchange gains for the year ended December 31, 2009 were $0.4 million compared with net foreign currency exchange losses of $6.8 million for the year ended December 31, 2008.  We routinely transact business in currencies other than the U.S. dollar.  The net foreign currency exchange losses in 2008 were the result of holding more non-U.S. dollar denominated assets than non-U.S. dollar denominated liabilities, primarily the Euro and the British pound sterling, as the U.S. dollar strengthened against those currencies.  In 2009 we held non-U.S. dollar denominated assets and liabilities in approximately equivalent amounts.

Interest expense was $19.0 million for each of the years ended December 31, 2009 and 2008 and was related to our $250.0 million of the Series B Notes.

Income tax expense was $4.3 million and $13.0 million for the years ended December 31, 2009 and 2008, respectively.  The effective tax rates were 1.1% and 5.4% for the years ended December 31, 2009 and 2008, respectively.   The decrease in income tax expense and effective tax rate for the year ended December 31, 2009 was primarily due to the decrease in the proportion of income before income taxes generated by our U.S.-based subsidiaries.  The decrease in taxable income was partially attributable to an increase in the proportion of assets in Platinum US that was invested in tax-advantaged municipal bonds.  The effective tax rate in any given period is primarily driven by the composition of income before income tax expense from our subsidiaries.  The decrease in the effective tax rate in 2009 as compared with 2008 was the result of a greater portion of income before income tax expense being generated by Platinum Holdings and Platinum Bermuda, which are not subject to corporate income tax.  In 2009, the percentage of income before income tax expense derived from Platinum Holdings and Platinum Bermuda was 94.3% as compared with 84.4% in 2008.

Financial Condition

Liquidity

 Liquidity Requirements

Our principal cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses and income taxes.  Additionally, cash is required for dividends to our common shareholders, the servicing of debt, share repurchases and the purchase of retrocessional contracts.  We expect that our liquidity needs for the next twelve months will be met by our cash and cash equivalents, short-term investments, cash flows from operations, investment income and proceeds from the sale, redemption or maturity of our investments.

Platinum Holdings is a holding company, the assets of which consist primarily of shares of its subsidiaries.  Platinum Holdings depends primarily on its available cash resources and liquid investments, and dividends, interest and other distributions from its subsidiaries, to meet its obligations.  Such obligations may include operating expenses, debt service obligations, dividends on its common shares and repurchases of common shares or other securities.  Applicable laws and statutory requirements of the jurisdictions in which our regulated reinsurance subsidiaries operate, Bermuda and the United States, limit the payment of dividends and other distributions from these subsidiaries.  The ability of the reinsurance subsidiaries to pay dividends is also constrained by our dependence on the financial strength ratings by A.M. Best and S&P of our reinsurance subsidiaries, which depend to a large extent on the capitalization levels of the reinsurance subsidiaries.  We believe that Platinum Holdings has sufficient cash resources and its subsidiaries have available dividend capacity to service our current outstanding obligations.  Platinum Holdings received dividends from its subsidiaries of $396.5 million during the year ended December 31, 2010.  Based on the regulatory restrictions, the maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings without prior regulatory approval in 2011 is estimated to be $406.1 million.  Subsequent to December 31, 2010, Platinum Bermuda made dividend payments of $180.0 million to Platinum Holdings.

Platinum Holdings has unconditionally guaranteed the outstanding $250.0 million aggregate principal amount of the Series B Notes due June 1, 2017, issued by Platinum Finance.  Platinum Finance pays interest at a rate of 7.5% per annum on the Series B Notes on each June 1 and December 1.  In addition to our financial strength ratings, A.M. Best has assigned an issuer credit rating of “bbb” to the debt obligations of Platinum Holdings and Platinum Finance.  S&P has assigned counterparty credit ratings of “BBB+” to Platinum Holdings and “A” to Platinum Bermuda and Platinum US, and an issuer credit rating of “BBB+” to the debt obligations of Platinum Finance.

During 2010, Platinum Finance provided loans to Platinum Holdings of $75.0 million, due February 1, 2011, with interest payable at maturity at a rate of 80 basis points per annum. These loans were fully repaid on February 1, 2011.

Platinum Bermuda is not licensed, approved or accredited as a reinsurer in the United States and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.

Platinum Bermuda and Platinum US have reinsurance and other contracts that also require them to provide collateral to ceding companies should certain events occur, such as a decline in our financial strength rating by A.M. Best or S&P below specified levels or a decline in statutory equity below specified amounts, or when certain levels of assumed liabilities are attained.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.  As of December 31, 2010 and 2009, we held investments with a carrying value of $69.8 million and $275.5 million, respectively, and cash and cash equivalents of $9.9 million and $26.8 million, respectively, in trust to collateralize obligations under various reinsurance contracts.  As of December 31, 2010 and 2009, we held investments with a carrying value of $48.6 million and $206.5 million, respectively, and cash and cash equivalents of $100.3 million and $17.0 million, respectively, to collateralize letters of credit issued under our credit facility.  The letters of credit were issued to collateralize obligations under various reinsurance contracts.  See “Financial Condition – Liquidity – Sources of Liquidity” below for additional discussion on our credit facility.

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

Under the terms of the agreement, we pay Topiary approximately $9.7 million during each of the three annual periods.  The net derivative liability of $4.9 million was included in other liabilities on our consolidated balance sheet as at December 31, 2010.  The net change in fair value of $9.6 million, $9.7 million and $7.1 million was included in the net changes in fair value of derivatives in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively.  One-time fees and expenses of $4.3 million related to entering into the agreement with Topiary were included in operating expenses for the year ended December 31, 2008.

Topiary’s limit of loss is collateralized with high quality investment grade securities deposited in an account to secure obligations to the Company.  The performance of the securities in the collateral account is guaranteed under a total return swap agreement with Goldman Sachs International whose obligations under the swap agreement are guaranteed by Goldman Sachs Group, Inc.

 Sources of Liquidity

Our sources of funds consist primarily of cash from operations, proceeds from sales, redemption and maturity of investments, issuance of securities and cash and cash equivalents held by us.  Net cash flows provided by operations excluding trading securities were $68.3 million and $269.0 million for the years ended December 31, 2010 and 2009, respectively.  In addition, we have a $400.0 million credit facility with a syndicate of lenders that consists of a $150.0 million senior unsecured credit facility available for revolving borrowings and letters of credit and a $250.0 million senior secured credit facility available for letters of credit.  As of December 31, 2010, under the credit facility $150.0 million was available for borrowing and letters of credit on an unsecured basis and $116.3 million was available for letters of credit on a secured basis.  As of December 31, 2009, under the credit facility $150.0 million was available for borrowing and letters of credit on an unsecured basis and $105.9 million was available for letters of credit on a secured basis.  The credit facility requires us to satisfy various covenants, including several financial covenants.  As of December 31, 2010, we were in compliance with all covenants under the credit facility.  The credit facility expires on September 13, 2011. While we intend to enter into a new credit facility in 2011, we do not know what the terms of the new facility will be or if the terms will be the same as or similar to the current terms.

On a consolidated basis, our aggregate cash and invested assets totaled $4.2 billion and $4.4 billion at December 31, 2010 and 2009, respectively.  Additionally, there were net balances due from brokers related to the sale of securities of $0.1 million and $123.3 million at December 31, 2010 and December 31, 2009, respectively.  Balances due from and to brokers are included in other assets and other liabilities, respectively.   Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  Our aggregate cash and invested assets, including accrued investment income and net balances due to and from brokers, had a duration of 4.1 years and 3.5 years as of December 31, 2010 and 2009, respectively.

As part of our investment strategy, we seek to establish a level of cash and liquid short-term and intermediate-term securities which, combined with expected cash flows from our subsidiaries, we believe to be adequate to meet our foreseeable payment obligations.  Our reinsurance subsidiaries have liquidity from premiums, which are generally received in advance of the time losses are paid.  The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future.  However, due to the nature of our reinsurance operations, cash flows are affected by claim payments that can fluctuate from year to year.  The amount and timing of actual claim payments can vary based on many factors, including the severity of individual losses, changes in the legal environment, and general market conditions.  The ultimate amount and timing of the claim payments could differ materially from our estimates and create significant variations in cash flows from operations between periods, which may require us to make payments from other sources of liquidity, such as sales of investments, borrowings from credit facilities or proceeds from capital market transactions.  If we need to sell investments to meet liquidity requirements, the sale of such investments may be at a material loss.

As of December 31, 2010, the fair value of our available-for-sale securities was $2.9 billion, with a net unrealized loss of $23.7 million, and the fair value of our trading securities was $182.1 million.  The following table sets forth the fair values, with net unrealized gains and losses and average credit quality of our fixed maturity securities as of December 31, 2010 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Average Credit Quality

Available-for-sale securities:
U.S. Government	$391,303	$(17,540)	Aaa
U.S. Government agencies	100,547	547	Aaa
Corporate bonds:
Industrial	245,383	12,354	A3
Insurance	60,234	2,796	A3
Utilities	53,687	2,296	A3
Finance	7,596	84	Baa1
Subtotal	366,900	17,530	A3
Commercial mortgage-backed securities	203,313	8,263	Aa2
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	81,669	3,262	Aaa
Non-agency residential mortgage-backed securities	77,887	(25,563)	Ba3
Alt-A residential mortgage-backed securities	6,902	(3,586)	Caa2
Subtotal	166,458	(25,887)	A3
Asset-backed securities:
Asset-backed securities	13,320	(280)	Aaa
Sub-prime asset-backed securities	10,248	(4,355)	Caa3
Subtotal	23,568	(4,635)	Ba2
Municipal bonds:
State general obligation bonds	805,645	(7,336)	Aa2
Essential service bonds	367,017	807	Aa3
State income tax and sales tax bonds	160,981	300	Aa1
Other municipal bonds	140,515	657	Aa2
Pre-refunded bonds	63,274	2,303	Aa2
Subtotal	1,537,432	(3,269)	Aa2
Non-U.S. governments	76,306	1,316	Aa1
Total available-for-sale securities	2,865,827	(23,675)	Aa2

Trading securities:
Non-U.S. governments	140,089	n/a	Aaa
U.S. Government agencies	15,903	n/a	Aaa
Corporate bonds	68	n/a	Baa2
Insurance-linked securities	26,086	n/a	Ba2
Total trading securities	182,146	n/a	Aa2
Short-term investments	176,648	n/a	Aaa
Total investments	$3,224,621	$(23,675)	Aa2

The net unrealized gain position of our CMBS portfolio was $8.3 million as of December 31, 2010 as compared with a net unrealized loss position of $28.2 million as of December 31, 2009.  This improvement in the net unrealized position was primarily attributable to a decrease in yields.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized loss position of our RMBS portfolio was $25.9 million, of which $25.6 million related to non-agency RMBS, as of December 31, 2010 as compared with $52.6 million, of which $45.0 million related to non-agency RMBS, as of December 31, 2009.  This improvement in the net unrealized loss position was attributable to a decrease in yields and the recognition of credit impairments during 2010.  Approximately 49% of the RMBS in our investment portfolio are issued or guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 51% of our RMBS were issued by non-agency institutions and included securities with underlying Alt-A mortgages.  The net unrealized loss position of our portfolio of sub-prime asset-backed securities (“ABS”) was $4.4 million as of December 31, 2010 as compared with $25.7 million as of December 31, 2009.  This improvement in the net unrealized loss position was primarily attributable to the recognition of credit impairments during 2010.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

We believe that the gross unrealized losses in our available-for-sale portfolio represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the cash flows expected from these securities, which would be earned through net investment income over the remaining life of the security.

 Fair Values

In addition to our fixed maturity securities and short-term investments, our financial assets and liabilities include our debt obligations (the Series B Notes discussed above) as well as our derivative instruments.  All financial assets and liabilities are recorded at fair value in the consolidated balance sheets, except for our debt obligations which are recorded at cost.

At December 31, 2010, we had one derivative instrument, which is included in other liabilities in the consolidated balance sheets, that is fair valued primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing model.  The fair value of our debt obligations is based on prices we obtained from independent sources for those or similar securities using quoted prices in active markets and standard market valuation pricing models.   See Note 3 to the “Notes to Consolidated Financial Statements” contained elsewhere in this Form 10-K for additional discussion on fair values.

The following table presents the carrying amounts and estimated fair values of our financial instruments as of December 31, 2010 ($ in thousands):

	Carrying Amount	Fair Value

Financial assets:
Fixed maturity securities	$3,047,973	$3,047,973
Short-term investments	$176,648	$176,648

Financial liabilities:
Debt obligations	$250,000	$260,882
Derivative instrument	$4,871	$4,871

Capital Resources

At December 31, 2010, our capital resources of $2.1 billion consisted of common shareholders’ equity of $1.9 billion and $250.0 million of the Series B Notes.  At December 31, 2009, our capital resources of $2.3 billion consisted of common shareholders’ equity of $2.1 billion, and $250.0 million of the Series B Notes.  The decrease in capital during year ended December 31, 2010 was primarily attributable to share repurchase activity and the purchase of options, offset by net income and an improvement in accumulated other comprehensive loss.

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

To the extent that our existing capital is insufficient to fund our future operating requirements or maintain our financial strength or debt ratings, we may need to raise additional capital through financings, which may be in the form of debt securities, preferred shares, common equity, bank credit facilities providing loans and/or letters of credit, or any combination of these sources.  Any equity or debt financing, if available at all, may be on terms that are unfavorable to us.  In the case of equity financings, dilution to our shareholders could result, and such securities may have rights, preferences and privileges that are senior to those of our outstanding securities.  If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected, which could include, among other things, the following possible outcomes: (1) potential downgrades in the financial strength ratings assigned by rating agencies to our reinsurance subsidiaries, which could place those reinsurance subsidiaries at a competitive disadvantage compared with higher-rated competitors, (2) reductions in the amount of business that our reinsurance subsidiaries are able to write in order to meet capital adequacy-based tests enforced by regulatory authorities, and (3) increases in the cost of bank credit and letters of credit.  We can provide no assurance that, if needed, we would be able to obtain additional funds through financing on satisfactory terms or at all.

On August 4, 2004, our Board of Directors established a program authorizing the repurchase of our common shares.  Since that date, our Board of Directors has approved increases in the repurchase program from time to time, most recently on February 16, 2011, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.  In accordance with the share repurchase program, we repurchased 9,672,231 of our common shares in the open market for an aggregate amount of $379.7 million at a weighted average cost including commissions of $39.25 per share during the year ended December 31, 2010.  On October 13, 2010, the Company entered into an agreement to purchase, for an aggregate of $98.5 million in cash, the common share options issued to Travelers in connection with the Company’s initial public offering in 2002.  The options provided Travelers with the right to purchase 6,000,000 common shares from the Company for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under the Company’s share repurchase program and were cancelled.  On January 17, 2011, the Company entered into an agreement to purchase, for an aggregate of $47.9 million in cash, the common share options issued to RenaissanceRe in connection with the Company’s initial public offering in 2002.  The options provided RenaissanceRe with the right to purchase 2,500,000 common shares from the Company for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under the Company’s share repurchase program and were cancelled.

Our Board of Directors has also authorized the repurchase of up to $250.0 million of our outstanding Series B Notes issued by Platinum Finance in open market purchases, privately negotiated transactions or otherwise.  We have not repurchased any Series B Notes.  The timing and amount of the repurchase transactions under our repurchase programs depends on a variety of factors, including market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.

We do not have any material commitments for capital expenditures as of December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of SEC rules, which are not accounted for or disclosed in the consolidated financial statements as of December 31, 2010.

Contractual Obligations

Our contractual obligations as of December 31, 2010 by estimated maturity are presented below ($ in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years

Series B Notes due June 1, 2017 (1)	$250,000	$–	$–	$–	$250,000
Scheduled interest payments	121,875	18,750	37,500	37,500	28,125
Subtotal – Debt Obligations	$371,875	$18,750	$37,500	$37,500	$278,125

Operating Leases (2)	$5,963	$2,779	$2,972	$115	$97

Gross unpaid losses and LAE (3)	$2,217,378	$626,559	$711,096	$343,164	$536,559

(1)	See Note 7 to the Consolidated Financial Statements contained elsewhere in this Form 10-K.

(2)	See Note 15 to the Consolidated Financial Statements contained elsewhere in this Form 10-K.

(3)
There are generally no notional or stated amounts related to unpaid losses and LAE.  Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain.  The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above.  Further, the gross unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2010.  There are reinsurance contracts that have terms extending into 2011 under which additional obligations will be incurred.

Recently Issued Accounting Standards

See Note 1 to the “Consolidated Financial Statements” contained elsewhere in this Form 10-K for a discussion of recently issued accounting standards.

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

The following table shows the aggregate hypothetical impact on the fair value of our fixed maturity securities portfolio as of December 31, 2010, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp		+ 100bp

Total market value	$3,222,146	$3,134,661	$3,047,973	$2,964,278		$2,884,091

Percent change in market value	5.7%	2.8%	–	(2.7%	)	(5.4%	)

Resulting net appreciation/(depreciation)	$158,013	$70,528	$(16,160)	$(99,855)		$(180,042)

Credit Risk

Fixed Maturity Securities

Our principal invested assets are fixed maturity securities, which are subject to the risk of potential losses from adverse changes in market rates and prices and credit risk resulting from adverse changes in the borrower’s ability to meet its debt service obligations.  Credit risk is often measured by interest rate spreads representing the difference between the yield of a debt instrument and that of a U.S. Treasury security of similar maturity.  As the credit worthiness of a debt issuer declines, the interest rate spreads increase, which has the same effect on fair value as an increase in overall interest rates.  An increase or widening of interest rate spreads generally results in a decrease in the fair value of our fixed maturity securities portfolio.  Furthermore, a debt issuer may default on an interest or principal payment, in which case we may not collect all of the contractual cash flows associated with that security.

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

Reinsurance Premiums Receivable and Reinsurance Recoverable

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

Reinsurance Brokers

In accordance with industry practice, we frequently pay amounts in respect of claims under contracts to reinsurance brokers for payment to the ceding companies.  In the event that a broker fails to make such a payment, we may remain liable to the ceding company for the payment.  When ceding companies remit premiums to reinsurance brokers, such premiums may be deemed to have been paid to us and the ceding company may no longer be liable to us for those amounts whether or not we actually receive the funds.  Consequently, we assume a degree of credit risk associated with our brokers during the premium and loss settlement process.

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

Foreign Currency Exchange Rate Risk

We routinely transact business in various currencies other than the U.S. dollar, our financial reporting currency.  Our principal exposure to foreign currency exchange rate risk is the transaction of business in foreign currencies.  We may incur foreign currency exchange gains or losses as we ultimately settle claims required to be paid in foreign currencies.  To the extent we do not seek to hedge our foreign currency risk or our hedges prove ineffective, the resulting impact of a movement in foreign currency exchange rate could materially adversely affect our financial condition and results of operations.

We manage our exposure to large foreign currency risks by holding invested assets denominated in non-U.S. dollar currencies in amounts that generally offset liabilities denominated in the same non-U.S. dollar currencies, thereby reducing our net exposure to foreign exchange volatility.  We may, from time to time, hold more or less non-U.S. dollar denominated assets than non-U.S. dollar liabilities.  As of December 31, 2010 and 2009, approximately 6.6% and 3.9%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar.  Of our business written in the years ended December 31, 2010 and 2009, approximately 22.0 % and 15.1%, respectively, of premiums were written in currencies other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, together with the reports thereon by KPMG, our independent registered public accounting firm for the year ended December 31, 2010 and 2009, and KPMG LLP, our independent registered public accounting firm for the year ended December 31, 2008, are set forth on pages F-1 through F-35 hereto.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the integrated framework published in September 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that provide reasonable assurance that transactions are recorded as necessary and that expenditures are being made only with proper authorization.  KPMG, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting, which appears below.

Our disclosure controls and procedures and our internal control over financial reporting were designed to provide reasonable assurances that their objectives would be met.  Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended December 31, 2010 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying December 31, 2010 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Platinum Underwriters Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the years in the two-year period then ended December 31, 2010, and our report dated February 18, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hamilton, Bermuda
February 18, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information included under the headings “Proposal 1 – Election of Directors – Information Concerning Nominees,” “Corporate Governance – Standing Committees of the Board of Directors – Governance Committee-Director Nomination Process,” “Information Concerning Executive Officers,” “Corporate Governance – Standing Committees of the Board of Directors – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual General Meeting of Shareholders (our “Proxy Statement”).  We intend to file the Proxy Statement prior to April 30, 2011.

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

The information required by this Item relating to executive compensation is incorporated herein by reference to information included under the headings “Director Compensation”, “Executive Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” of our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to information included under the heading “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.

Equity Based Compensation Information

The following table summarizes information as of December 31, 2010 relating to our equity based compensation plans pursuant to which grants of options, restricted shares, share units or other rights to acquire shares may be granted from time to time.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (2)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,089,021	$31.64	3,401,155
Equity compensation plans not approved by security holders	—	—	—
Total	2,089,021	$31.64	3,401,155

(1)
These plans consist of the 2002 Share Incentive Plan, which was approved by our shareholders at the 2004 Annual General Meeting of Shareholders; the 2006 Share Incentive Plan, which was approved by our shareholders at the 2006 Annual General Meeting of Shareholders; the 2010 Share Incentive Plan, which was approved by our shareholders at the 2010 Annual General Meeting of Shareholders; and the Share Unit Plan for Nonemployee Directors, which was approved by our sole shareholder prior to our initial public offering in 2002.  The 2010 Share Incentive Plan replaced the 2006 Share Incentive Plan, which replaced the 2002 Share Incentive Plan, and no shares remain available for issuance under the 2006 or 2002 Share Incentive Plans.  The Share Unit Plan for Nonemployee Directors was terminated on February 22, 2010 as to all future awards, and no shares remain available for issuance under such plan.

(2)
Column (a) includes outstanding options, restricted share units, and equity accounted performance share awards.  Performance share awards are reflected at the maximum potential payout.  In addition, a total of 217,669 unvested restricted shares are excluded from column (a) as those shares are considered issued at the time of grant.  Unvested restricted shares are also excluded from column (c) as they are no longer available for future issuance.

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

The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to information contained under the heading “Proposal 4 – Approval of Independent Registered Public Accounting Firm for the 2011 Fiscal Year” of our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Our consolidated financial statements as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010, together with the reports thereon by KPMG our independent registered public accounting firm for the years ended December 31, 2010 and 2009 and KPMG LLP, our independent registered public accounting firm for the year ended December 31, 2008, are set forth on pages F-1 through F-35 hereto.

Schedules Supporting Financial Statements

The schedules relating to our consolidated financial statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, together with the independent registered public accounting firms’ reports thereon, are set forth on pages S-1 through S-9 hereto.  Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X or information required is provided elsewhere in the consolidated financial statements.

Exhibits

Exhibit Number	Description

2.1	Formation and Separation Agreement dated October 28, 2002 between The St. Paul Companies, Inc. and Platinum Holdings. (2)
3(i).1	Memorandum of Association of Platinum Holdings. (1)
3(ii).1	Amended and Restated Bye-Laws of Platinum Holdings. (32)
4.1	Form of Certificate of the Common Shares of Platinum Holdings. (2)
4.2	Indenture dated October 10, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase. (2)
4.3	Indenture Supplement dated November 1, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase. (2)
4.4	Second Supplemental Indenture dated August 16, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (13)
4.5	Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (11)
4.6	First Supplemental Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (11)
4.7	Second Supplemental Indenture dated as of November 2, 2005 among Platinum Finance, Platinum Holdings and JP Morgan Chase. (14)
4.8	Purchase Contract Agreement dated November 1, 2002 between Platinum Holdings and JP Morgan Chase. (2)
4.9	Form of Senior Note of Platinum Finance. (2)
4.10	Form of Guarantee of Platinum Holdings. (2)
4.11	Exchange and Registration Rights Agreement dated May 26, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (11)
4.12	Exchange and Registration Rights Agreement dated August 16, 2005 between Platinum Holdings, Platinum Finance, and Goldman, Sachs & Co. and Merrill Lynch. (13)
10.1*	Amended and Restated Share Unit Plan for Nonemployee Directors. (29)
10.2*	Amendment of Amended and Restated Share Unit Plan for Nonemployee Directors. (28)
10.3*	Form of Nonemployee Director Share Unit Award Agreement. (15)
10.4*	Summary of Platinum Holdings’ Nonemployee Director Compensation Program. (28)
10.5*	2002 Share Incentive Plan (2004 Update). (5)
10.6*	2002 Share Incentive Plan (UK Sub-Plan) (included in Exhibit 10.5). (5)
10.7*	2006 Share Incentive Plan. (19)

10.8*	2010 Share Incentive Plan. (32)
10.9*	Amended and Restated Annual Incentive Plan. (17)
10.10*	Form of AIP Restricted Share Unit Award Agreement. (22)
10.11*	Section 162(m) Performance Incentive Plan. (31)
10.12*	Platinum US Executive Retirement Savings Plan.
10.13*	Arrangement for Compensation in Lieu of Participation in Executive Retirement Savings Plan. (28)
10.14*	Platinum Holdings International Pension Plan.
10.15*	Amended and Restated Executive Incentive Plan. (25)
10.16*	Form of EIP Share Unit Award Agreement (for awards for 2008-2010 performance cycle). (23)
10.17*	Form of EIP Share Unit Award Agreement (for awards providing for payment in share units). (26)
10.18*	Form of EIP Share Unit Award Agreement (for awards providing for payment in cash). (37)
10.19*	Capital Accumulation Plan. (2)
10.20*	Form of Nonqualified Share Option Agreement (Employee) (for awards made prior to July 23, 2008). (7)
10.21*	Form of Nonqualified Share Option Agreement (Employee). (26)
10.22*	Form of Nonqualified Share Option Agreement (New Nonemployee Director). (7)
10.23*	Form of Nonqualified Share Option Agreement (Annual Nonemployee Director). (7)
10.24*	Form of Time-Based Share Unit Award Agreement (for awards made prior to July 23, 2008). (7)
10.25*	Form of Time-Based Share Unit Award Agreement. (26)
10.26*	Form of Special Share Unit Award Agreement. (7)
10.27*	Form of Restricted Share Award Agreement (for awards made prior to July 23, 2008). (7)
10.28*	Form of Restricted Share Award Agreement. (25)
10.29*	Amended and Restated Change in Control Severance Plan. (25)
10.30*	Amended and Restated Employee Severance Plan. (25)
10.31*
Amended and Restated Employment Agreement dated July 22, 2010 between Michael E. Lombardozzi and Platinum Holdings and Letter Agreement dated September 1, 2011 between Michael E. Lombardozzi and Platinum Administrative Services, Inc. attached as Exhibit B thereto. (34)

10.32*	Amended and Restated Employment Agreement dated July 22, 2010 between Michael D. Price and Platinum Holdings. (34)
10.33*	Amended and Restated Employment Agreement dated October 27, 2010 between Robert S. Porter and Platinum Bermuda. (36)
10.34*	Amended and Restated Employment Agreement dated October 27, 2010 between H. Elizabeth Mitchell and Platinum US. (36)
10.35*	Employment Agreement dated April 29, 2010 between Platinum Holdings and Allan C. Decleir. (33)
10.36*
Letter Agreement dated April 29, 2010 between James A. Krantz and Platinum Holdings and Consulting Agreement dated April 29, 2010 between James A. Krantz and Platinum Administrative Services, Inc. attached as Exhibit A thereto. (33)

10.37	Capital Support Agreement dated November 26, 2002 between Platinum Holdings and Platinum US. (2)
10.38	Investment Management Agreement dated May 12, 2005 between Platinum US and Hyperion Capital Management, Inc. (8)
10.39	Investment Management Agreement dated May 12, 2005 between Platinum Bermuda and Hyperion Capital Management, Inc. (8)
10.40	Investment Management Agreement dated May 12, 2005 between Platinum Holdings, Platinum Bermuda, Platinum Regency and BlackRock Financial Management, Inc. (8)
10.41	Investment Management Agreement dated May 12, 2005 between Platinum US, Platinum Finance and BlackRock Financial Management, Inc. (8)
10.42	Quota Share Retrocession Agreement dated May 13, 2003 between Platinum Bermuda and Platinum US. (3)
10.43	Addendum No. 1 dated as of October 1, 2003 to the Quota Share Retrocession Agreement dated May 13, 2003 between Platinum Bermuda and Platinum US. (4)
10.44	Quota Share Retrocession Agreement dated May 6, 2004 between Platinum Bermuda and Platinum US. (6)
10.45	Addendum No. 2 effective as of April 1, 2005 to the Quota Share Retrocession Agreement between Platinum Bermuda and Platinum US. (9)
10.46	Amended and Restated Quota Share Retrocession Agreement dated January 1, 2006 between Platinum Bermuda and Platinum US. (18)
10.47	Termination Addendum effective December 31, 2006 to Amended and Restated Quota Share Retrocession Agreement dated January 1, 2006 between Platinum Bermuda and Platinum US. (20)
10.48	Casualty and Specialty Quota Share Retrocession Agreement between Platinum Bermuda and Platinum US dated as of January 1, 2007. (20)
10.49	Termination Addendum effective December 31, 2007 to Casualty and Specialty Quota Share Retrocession Agreement between Platinum Bermuda and Platinum US dated as of January 1, 2007. (24)
10.50	Excess-of-loss Retrocession Agreement by and between Platinum US and Platinum Bermuda dated August 5, 2008. (27)
10.51	Excess-of-loss Retrocession Agreement by and between Platinum US and Platinum Bermuda dated August 5, 2009. (30)
10.52
Amended and Restated Credit Agreement, dated as of September 13, 2006, by and among the Company, certain subsidiaries of the Company, Wachovia Bank, National Association, Citibank, N.A., HSBC Bank USA, National Association, Bayerische Hypo-Und Vereinsbank AG and Comerica Bank as the Lenders, and Wachovia Bank, National Association, as Administrative Agent. (16)

10.53	List of Contents of exhibits and Schedules to the Amended and Restated Credit Agreement. (16)
10.54	First Amendment and Waiver dated as of April 24, 2007 to Amended and Restated Credit Agreement dated as of September 13, 2006. (21)
10.55	Second Amendment dated as of December 3, 2007 to Amended and Restated Credit Agreement dated as of September 13, 2006. (22)
10.56	Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (4)
10.57	Amendment No. 1 dated January 1, 2005 to Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (12)

10.58	Purchase Agreement dated May 20, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (10)
10.59	Remarketing Agreement dated August 8, 2005 among Platinum Holdings, Platinum Finance, Goldman, Sachs & Co. and Merrill Lynch. (12)
10.60	Pledge Agreement dated November 1, 2002 among Platinum Holdings, State Street Bank and Trust Company and JP Morgan Chase. (2)
10.61	Purchase Agreement dated as of October 13, 2010 between Platinum Holdings and The Travelers Companies, Inc. (35)
10.62	Purchase Agreement dated January 17, 2011 between Platinum Holdings, RenaissanceRe and Renaissance Other Investments Holdings II Ltd. (38)
10.63	Termination Agreement dated as of January 17, 2011 between Platinum US, Platinum Bermuda and Renaissance Underwriting Managers Ltd. (38)
14.1	Code of Business Conduct and Ethics. (25)
21.1	Subsidiaries of Platinum Holdings. (31)
23.1	Consent of Independent Registered Public Accounting Firm - KPMG, a Bermuda partnership.
23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP.
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for years ended December 31, 2010, 2009 and 2008 and (v) the Notes to the Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008, tagged as blocks of text.

_______________________

*   Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-86906) of Platinum Holdings.

(2)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

(3)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

(5)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.

(6)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 6, 2004.

(7)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 23, 2005.

(8)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 13, 2005.

(9)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 18, 2005.

(10)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 24, 2005.

(11)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(12)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 5, 2005.

(13)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(14)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 3, 2005.

(15)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 27, 2006.

(16)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on September 18, 2006.

(17)	Incorporated by reference from Platinum Holding’s Current Report on Form 8-K, filed with the SEC on February 22, 2007.

(18)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on April 28, 2006.

(19)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-133521) of Platinum Holdings, filed with the SEC on April 25, 2006.

(20)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007.

(21)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the SEC on April 27, 2007.

(22)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2007.

(23)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on February 25, 2008.

(24)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on April 30, 2008.

(25)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on July 25, 2008.

(26)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on July 30, 2008.

(27)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on October 30, 2008.

(28)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009.

(29)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 4, 2009.

(30)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 11, 2009.

(31)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.

(32)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-166368) of Platinum Holdings, filed with the SEC on April 29, 2010.

(33)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on April 30, 2010.

(34)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on July 23, 2010.

(35)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on October 14, 2010.

(36)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on October 28, 2010.

(37)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on October 29, 2010.

(38)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on January 18, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2011	PLATINUM UNDERWRITERS HOLDINGS, LTD.

	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Price Michael D. Price	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2011

/s/ Allan C. Decleir Allan C. Decleir	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2011

/s/ Dan R. Carmichael Dan R. Carmichael	Chairman of the Board of Directors	February 18, 2011

/s/ H. Furlong Baldwin H. Furlong Baldwin	Director	February 18, 2011

/s/ A. John Hass A. John Hass	Director	February 18, 2011

/s/ Antony P.D. Lancaster Antony P.D. Lancaster	Director	February 18, 2011

/s/ Edmund R. Megna Edmund R. Megna	Director	February 18, 2011

/s/ Peter T. Pruitt Peter T. Pruitt	Director	February 18, 2011

/s/ James P. Slattery James P. Slattery	Director	February 18, 2011

/s/ Christopher J. Steffen Christopher J. Steffen	Director	February 18, 2011

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited the accompanying consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the two year period then ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the two year period then ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments of debt securities in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Hamilton, Bermuda
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited the accompanying consolidated statement of operations and comprehensive income, shareholders’ equity and cash flows of Platinum Underwriters Holdings, Ltd. and subsidiaries for the year ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in shareholders' equity and cash flows of Platinum Underwriters Holdings, Ltd. for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
February 26, 2009

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
December 31, 2010 and 2009
($ in thousands, except share data)

	2010	2009
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $2,889,502 and $3,590,081, respectively)	$2,865,827	$3,514,052
Fixed maturity trading securities at fair value (amortized cost – $174,631 and $136,426, respectively)	182,146	142,566
Preferred stocks (cost – $nil and $1,879, respectively)	–	3,897
Short-term investments	176,648	26,350
Total investments	3,224,621	3,686,865
Cash and cash equivalents	987,877	682,784
Accrued investment income	31,288	29,834
Reinsurance premiums receivable	162,682	269,912
Reinsurance recoverable on ceded losses and loss adjustment expenses	13,973	19,240
Prepaid reinsurance premiums	4,461	10,470
Funds held by ceding companies	84,078	84,478
Deferred acquisition costs	36,584	40,427
Deferred tax assets	47,777	63,093
Other assets	20,972	134,475
Total assets	$4,614,313	$5,021,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,217,378	$2,349,336
Unearned premiums	154,975	180,609
Debt obligations	250,000	250,000
Commissions payable	59,388	90,461
Other liabilities	37,117	73,441
Total liabilities	$2,718,858	$2,943,847

Shareholders’ Equity
Common shares, $.01 par value, 200,000,000 shares authorized, 37,757,926 and 45,942,639 shares issued and outstanding, respectively	$377	$459
Additional paid-in capital	453,619	883,425
Accumulated other comprehensive loss	(24,488)	(70,005)
Retained earnings	1,465,947	1,263,852
Total shareholders' equity	$1,895,455	$2,077,731

Total liabilities and shareholders' equity	$4,614,313	$5,021,578

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2010, 2009 and 2008
($ in thousands, except per share data)

	2010	2009	2008

Revenue:
Net premiums earned	$779,994	$937,336	$1,114,796
Net investment income	134,385	163,941	186,574
Net realized gains on investments	107,791	78,630	57,254
Total other-than-temporary impairment losses	(31,028)	(34,010)	(30,686)
Portion of impairment losses recognized in accumulated other comprehensive loss	(5,582)	16,407	–
Net impairment losses on investments	(36,610)	(17,603)	(30,686)
Other income (expense)	(207)	3,084	337
Total revenue	985,353	1,165,388	1,328,275

Expenses:
Net losses and loss adjustment expenses	467,420	478,342	718,233
Net acquisition expenses	146,676	176,419	242,715
Net changes in fair value of derivatives	9,588	9,741	14,114
Operating expenses	82,636	94,682	88,208
Net foreign currency exchange losses (gains)	1,385	(399)	6,760
Interest expense	18,996	19,027	19,006
Total expenses	726,701	777,812	1,089,036

Income before income taxes	258,652	387,576	239,239
Income tax expense	43,154	4,285	12,999

Net income	215,498	383,291	226,240
Preferred dividends	–	1,301	10,408

Net income attributable to common shareholders	$215,498	$381,990	$215,832

Earnings per common share:
Basic earnings per common share	$5.14	$7.71	$4.38
Diluted earnings per common share	$4.78	$7.33	$3.98

Comprehensive income:
Net income	$215,498	$383,291	$226,240
Other comprehensive income (loss) - net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	45,517	133,226	(164,648)
Comprehensive income	$261,015	$516,517	$61,592

Shareholder dividends:
Preferred share dividends declared	$–	$2,602	$10,408
Dividends declared per preferred share	–	0.45	1.81
Common share dividends declared	13,403	16,099	15,770
Dividends declared per common share	$0.32	$0.32	$0.32

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the years ended December 31, 2010, 2009 and 2008
($ in thousands)

	2010	2009	2008

Preferred shares:
Balances at beginning of year	$–	$57	$57
Conversion of preferred shares	–	(57)	–
Balances at end of year	–	–	57

Common shares:
Balances at beginning of year	459	475	538
Exercise of common share options	11	3	12
Issuance of common shares	1	1	3
Settlement of equity awards	3	2	–
Conversion of preferred shares	–	57	–
Repurchase of common shares	(97)	(79)	(78)
Balances at end of year	377	459	475

Additional paid-in-capital:
Balances at beginning of year	883,425	1,114,135	1,338,466
Exercise of common share options	34,614	6,756	25,929
Issuance of common shares	4	246	1,693
Share based compensation	14,338	15,629	14,319
Settlement of equity awards	(1,012)	(1,100)	(999)
Repurchase of common shares	(379,578)	(252,217)	(266,483)
Purchase of common share options	(98,520)	–	–
Tax benefit (expense) of share based compensation	348	(24)	1,210
Balances at end of year	453,619	883,425	1,114,135

Accumulated other comprehensive loss:
Balances at beginning of year	(70,005)	(188,987)	(24,339)
Cumulative effect of accounting change, net of deferred tax	–	(14,244)	–
Non-credit component of impairment losses on available-for-sale securities, net of deferred tax	4,860	(14,768)	–
Other net change in unrealized gains and losses on available-for-sale securities, net of deferred tax	40,657	147,994	(164,648)
Balances at end of year	(24,488)	(70,005)	(188,987)

Retained earnings:
Balances at beginning of year	1,263,852	883,717	683,655
Cumulative effect of accounting change, net of deferred tax	–	14,244	–
Net income	215,498	383,291	226,240
Preferred share dividends	–	(1,301)	(10,408)
Common share dividends	(13,403)	(16,099)	(15,770)
Balances at end of year	1,465,947	1,263,852	883,717

Total shareholders’ equity	$1,895,455	$2,077,731	$1,809,397

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008
($ in thousands)

	2010	2009	2008

Operating Activities:
Net income	$215,498	$383,291	$226,240
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	11,683	16,170	9,184
Net realized gains on investments	(107,791)	(78,630)	(57,254)
Net impairment losses on investments	36,610	17,603	30,686
Net foreign currency exchange losses (gains)	1,385	(399)	6,760
Share-based compensation	14,338	15,629	14,319
Deferred income tax expense (benefit)	10,498	(3,523)	(14,433)
Fixed maturity trading securities activities, net	(43,617)	208,197	(147,124)
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	(1,313)	(471)	5,655
Decrease (increase) in reinsurance premiums receivable	106,409	37,361	(67,366)
Decrease in funds held by ceding companies	349	51,675	29,326
Decrease in deferred acquisition costs	3,851	10,436	19,789
Increase (decrease) in net unpaid losses and loss adjustment expenses	(126,942)	(132,809)	144,092
Decrease in net unearned premiums	(19,404)	(39,504)	(81,136)
Increase (decrease) in commissions payable	(31,100)	(35,235)	25,347
Changes in current income tax payable and recoverable	(8,505)	14,241	(7,783)
Changes in other assets and liabilities	(37,237)	13,144	(7,139)
Other net	17	21	(264)
Net cash provided by (used in) operating activities	24,729	477,197	128,899

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	3,341,811	1,538,633	1,536,751
Proceeds from sale of fixed maturity trading securities	–	153,223	–
Proceeds from sale of preferred stocks	5,176	–	120
Proceeds from sale of short-term investments	17,110	365,676	143,302
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	227,074	434,883	962,760
Proceeds from maturity of short-term investments	459,325	67,450	242,769
Acquisition of fixed maturity available-for-sale securities	(2,687,690)	(2,361,313)	(2,557,648)
Acquisition of fixed maturity trading securities	–	(164,748)	–
Acquisition of short-term investments	(624,488)	(384,093)	(445,322)
Net cash provided by (used in) investing activities	738,318	(350,289)	(117,268)

Financing Activities:
Dividends paid to preferred shareholders	–	(2,602)	(10,408)
Dividends paid to common shareholders	(13,403)	(16,099)	(15,770)
Repurchase of common shares	(379,675)	(252,296)	(266,561)
Purchase of common share options	(98,520)	–	–
Proceeds from exercise of common share options	34,625	6,759	25,941
Net cash provided by (used in) financing activities	(456,973)	(264,238)	(266,798)

Effect of foreign currency exchange rate changes on cash	(981)	7,097	(8,095)

Net increase (decrease) in cash and cash equivalents	305,093	(130,233)	(263,262)

Cash and cash equivalents at beginning of year	682,784	813,017	1,076,279

Cash and cash equivalents at end of year	$987,877	$682,784	$813,017
Supplemental disclosures of cash flow information:
Income taxes paid (refunded)	$40,490	$(6,851)	$33,561
Interest paid	$18,750	$18,750	$18,750

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
For the years ended December 31, 2010, 2009 and 2008

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Consolidation

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a holding company that is domiciled in Bermuda and was organized in 2002.  Through our reinsurance subsidiaries we provide property and marine, casualty and finite risk reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis.

Platinum Holdings and its consolidated subsidiaries (collectively the “Company”) includes Platinum Holdings, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Re (UK) Limited (“Platinum UK”), Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings ("Platinum Regency"), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  The terms "we," "us," and "our" refer to the Company, unless the context otherwise indicates.

Platinum Regency is an intermediate holding company based in Ireland and a wholly owned subsidiary of Platinum Holdings.  Platinum Finance is a U.S. based intermediate holding company and a wholly owned subsidiary of Platinum Regency.  We operate through two licensed reinsurance subsidiaries, Platinum Bermuda, a Bermuda reinsurance company, and Platinum US, a U.S. reinsurance company.   Platinum Bermuda is a wholly owned subsidiary of Platinum Holdings and Platinum US is a wholly owned subsidiary of Platinum Finance.  Platinum Administrative Services, Inc. and Platinum UK Services Company Limited are subsidiaries that provide administrative support services to the Company.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").   All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from these estimates.  The major estimates used in the preparation of the Company's consolidated financial statements, and therefore considered to be critical accounting estimates, include, but are not limited to, unpaid losses and loss adjustment expenses (“LAE”), premiums written and earned, valuation of investments and income taxes.  In addition, estimates are used to evaluate risk transfer for assumed and ceded reinsurance transactions.  Results of changes in estimates are reflected in results of operations in the period in which the change is made.

Certain prior period amounts have been reclassified in the consolidated statement of operations and in the consolidated statement of cash flows to conform to the current period presentation.

Significant Accounting Policies

Investments

Fixed maturity securities we own that we may not have the positive intent to hold until maturity and preferred stocks are classified as available-for-sale and reported at fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income (loss).  Fixed maturity securities we own and have the intent to sell prior to maturity, or securities for which we have elected the fair value measurement attributes of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” (“ASC 825”), are classified as trading securities.  Trading securities are reported at fair value, with mark-to-market adjustments included in net realized gains and losses on investments and the related deferred income tax included in income tax expense in the consolidated statements of operations.  Short-term investments are generally carried at amortized cost, which approximates fair value, and mature within one year from the purchase date.

The fair value of our fixed maturity securities, preferred stocks, and short-term investments are based on prices generally obtained from independent pricing vendors, index providers or broker-dealers.

Premiums and discounts on fixed maturity securities are amortized into net investment income over the life or estimated life of the security using the prospective effective yield method.  Premiums and discounts on mortgage-backed and asset-backed securities that are amortized into net investment income also consider prepayment assumptions.  These assumptions are consistent with the current interest rate and economic environment.  The prospective adjustment method is used to adjust the value of mortgage-backed and asset-backed securities.  Adjustments to the amortized cost of U.S. Treasury Inflation-Protected Securities resulting from changes in the consumer price index are recognized in net investment income.  Realized gains and losses on the sale of securities are determined on the basis of the specific identification method.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

In 2009 we adopted additional guidance under FASB ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”).  In accordance with this additional guidance, we recognize the portion of OTTI related to a credit loss in net income and the portion of OTTI related to all other factors is recognized in other comprehensive income or loss.  The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security.  The effect of adoption resulted in a cumulative adjustment to debt securities that were impaired prior to 2009, net of deferred tax, of $14.2 million that was recorded in accumulated other comprehensive income or loss in the consolidated statement of shareholders’ equity.

In accordance with ASC 320, we also consider our intent to sell a security and the likelihood that we will be required to sell a security before an unrealized loss is recovered.  Our intent to sell a security is based, in part, on adverse changes in the credit worthiness of a debt issuer, pricing and other market conditions and our anticipated net cash flows.  If we determine that we intend to sell a security that is in an unrealized loss position, then the unrealized loss related to such a security, representing the difference between the security’s amortized cost and its fair value, is recognized as a net impairment loss in our consolidated statements of operations at the time we determine our intent is to sell.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost, which approximates fair value, and include all securities that at their purchase date have a maturity of less than 90 days.  Cash and cash equivalents consist primarily of investments in money market funds, time deposits and short-term obligations of governments and agencies.

Premiums Written and Earned

Assumed reinsurance premiums earned are recognized as revenues, net of any related ceded retrocessional coverage purchased.  Both assumed and ceded premiums written are recognized as earned generally on a basis proportionate with the coverage period.  Assumed premiums written not yet recognized as revenue are recorded on the consolidated balance sheets as unearned premiums; ceded premiums written not yet earned are recorded on the consolidated balance sheets as prepaid reinsurance premiums.  Premiums receivable include premiums that have been reported and billed and are in the course of collection and an estimate of premiums not yet reported by our ceding companies.  Unearned premiums and estimated premiums receivable are estimates based on estimated written premiums and are subject to judgment and uncertainty.

Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period.  Consequently, premiums written include amounts reported by the ceding companies, supplemented by our estimates of premiums that are written but not reported.  In addition, we estimate the unearned portion of the premiums.  Earned premiums, which are recorded in revenues, are the premiums written less the unearned premiums.  The premium estimation process considers the terms and conditions of the reinsurance contracts and assumes that the contracts will remain in force until expiration.  The estimation of written premiums could be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions.  The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses.  Premiums are generally reported in full within two years from the inception of the contract.  The potential net impact on the results of operations of changes in premiums earned is reduced by the accrual of losses and acquisition expenses related to such premiums earned.  Any adjustments to written and earned premiums are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  Any adjustments could be material and could significantly impact earnings in the period they are recorded.

Certain of our reinsurance contracts include provisions that adjust premiums based upon the loss experience of the contracts.  We take these provisions into account when determining our estimate of premiums written and unearned premiums.  Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses.  These premiums relate to and are earned over the future coverage obtained for the remainder of the contract term.  Any unearned premiums existing at the time a contract limit is exhausted or reinstated is earned immediately.  Additional premiums are premiums that are triggered by losses and are earned immediately.  Premiums written and unearned premiums include estimates of reinstatement premiums and additional premiums based on reinsurance contract provisions and loss experience and rely on the estimates of unpaid losses and LAE.

An allowance for uncollectible premiums is established for possible non-payment of premiums receivable, as deemed necessary.  We analyze whether an allowance is deemed necessary based on our historical experience, the general profile of our ceding companies and our ability in most cases to contractually offset premiums receivable against losses and LAE and commission amounts payable to the same parties.

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

Deferred Acquisition Costs

Costs of acquiring business, consisting primarily of commissions and other underwriting expenses that vary with and are directly related to the production of business, are deferred and amortized over the period that the corresponding premiums are earned.  On a regular basis, an analysis of the recoverability of deferred acquisition costs is performed based on the estimated profitability of the underlying reinsurance contracts, including anticipated investment income.  Any adjustments are reflected in the results of operations in the period in which they are made.  A liability is established, if necessary, to provide for losses that may exceed the related unearned premiums.  Deferred acquisition costs amortized in 2010, 2009 and 2008 were $113.7 million, $133.6 million and $182.6 million, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Debt Obligations and Deferred Debt Issuance Costs

Costs incurred in issuing debt are capitalized and amortized over the life of the debt.  The amortization of these costs is included in interest expense in the consolidated statements of operations.

Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and LAE are estimated based upon information received from ceding companies regarding our liability for unpaid losses and LAE, adjusted for our estimates of losses and LAE for which ceding company reports have not been received, our historical experience for unreported claims and industry experience for unreported claims.  Unpaid losses and LAE include estimates of the cost of claims that were reported, but not yet paid, and the cost of claims incurred but not yet reported.  In addition, we estimate our unallocated loss adjustment expense reserves based on our administrative costs of managing claims.

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

Reinsurance Deposit Assets and Liabilities

Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been met.  Risk transfer analysis involves evaluating significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms.  Reinsurance contracts that do not transfer sufficient insurance risk are accounted for as deposits and assets or liabilities are initially recorded for the same amount as assets paid or received.  Interest income or expense related to the deposit is recognized as incurred.  Profit margins are earned over the settlement period of the contractual obligations.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share reflects the basic earnings per common share calculation components adjusted for the dilutive effect of the conversion of preferred shares, share options, restricted shares and restricted share units.  Securities that are convertible into common shares that are anti-dilutive are not included in the calculation of diluted earnings per common share.

Income Taxes

We provide for income taxes for our subsidiaries operating in income tax paying jurisdictions.  We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Such temporary differences are primarily due to tax basis discount on unpaid losses and LAE and unearned premiums, deferred policy acquisition costs and investments.   A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

Share-Based Compensation

We recognize share-based compensation expenses of all share awards, based on fair value over their vesting period.  The fair value of option awards is determined on the grant date using the Black-Scholes option pricing model and is amortized into earnings over the vesting period.  The fair values of restricted share and restricted share unit awards are determined on the grant date and are amortized into earnings over the vesting period.  The cost of performance-based share awards is based on the estimated number of shares or share units that are expected to be issued at the end of the performance period, and is amortized into earnings over the performance and vesting period.

Foreign Currency Exchange Gains and Losses

Our reporting and functional currency and that of our reinsurance subsidiaries is U.S. dollars.  Transactions conducted in other than our reporting currency are remeasured into U.S. dollars and the resulting foreign exchange gains and losses are included in net foreign currency exchange gains or losses.  Foreign currency exchange gains and losses related to securities classified as trading securities are included in net foreign currency exchange gains and losses.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Recently Issued Accounting Standards

In October 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”).  ASU 2010-26 modifies the types of costs that may be deferred, allowing insurance companies to only defer costs directly related to a successful contract acquisition or renewal.  These costs include incremental direct costs of successful contracts, the portion of employees’ salaries and benefits related to time spent on acquisition activities for successful contracts and other costs incurred in the acquisition of a contract.  Additional disclosure of the type of acquisition costs capitalized is also required.  ASU 2010-26 is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period.  We are currently evaluating the impact of the adoption of ASU 2010-26 on our financial position and results of operations.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”).  ASU 2010-20 requires disclosure relating to the credit quality of an entity’s financing receivables and its allowance for credit losses.  The guidance is effective for interim and annual periods ending on or after December 15, 2010.  We adopted the guidance as of December 31, 2010 and it did not have a material impact on the presentation of our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  This update requires additional disclosures about fair value measurements, including disclosures regarding (i) the amounts and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs, as previously disclosed for Level 3, (ii) inputs and valuation techniques used to measure fair value for financial assets and liabilities that fall in either Level 2 or Level 3, (iii) the activity within Level 3 fair value measurements, and (iv) disaggregation of financial assets and liabilities measured at fair value into classes of financial assets and liabilities.  The requirements were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We adopted the guidance as of January 1, 2010 and have reflected these additional disclosures in Note 3.

In June 2009, the FASB issued additional guidance under ASC 810, “Consolidation” (“ASC 810”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”).  The amendments affected the overall consolidation analysis under ASC 810.  In particular, the amendments modified the approach for determining the primary beneficiary of a VIE.  We adopted the guidance as of January 1, 2010 and it did not have an effect on our financial position and results of operations.

2.	Investments

Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities and preferred stocks as of December 31, 2010 and 2009 ($ in thousands):

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-OTTI	Non-credit portion of OTTI	Fair Value
December 31, 2010:
U.S. Government	$408,843	$267	$17,807	$–	$391,303
U.S. Government agencies	100,000	547	–	–	100,547
Corporate bonds	349,370	18,589	1,059	–	366,900
Commercial mortgage-backed securities	195,050	9,656	1,350	43	203,313
Residential mortgage-backed securities	192,345	3,601	13,694	15,794	166,458
Asset-backed securities	28,203	289	280	4,644	23,568
Municipal bonds	1,540,701	25,591	28,860	–	1,537,432
Non-U.S. governments	74,990	1,859	543	–	76,306
Total fixed maturity available-for-sale securities	2,889,502	60,399	63,593	20,481	2,865,827
Preferred stocks	–	–	–	–	–
Total available-for-sale securities	$2,889,502	$60,399	$63,593	$20,481	$2,865,827

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

			Gross Unrealized Losses
	Amortized Cost	Gross Unrealized Gains	Non-OTTI	Non-credit portion of OTTI	Fair Value
December 31, 2009:
U.S. Government	$614,224	$270	$5,797	$–	$608,697
U.S. Government agencies	100,000	1,082	–	–	101,082
Corporate bonds	467,640	18,446	9,100	–	476,986
Commercial mortgage-backed securities	243,176	376	26,253	2,279	215,020
Residential mortgage-backed securities	767,338	3,158	39,142	16,651	714,703
Asset-backed securities	84,396	1,311	14,606	11,402	59,699
Municipal bonds	744,677	19,172	4,348	–	759,501
Non-U.S. governments	568,630	10,359	625	–	578,364
Total fixed maturity available-for-sale securities	3,590,081	54,174	99,871	30,332	3,514,052
Preferred stocks	1,879	2,018	–	–	3,897
Total available-for-sale securities	$3,591,960	$56,192	$99,871	$30,332	$3,517,949

Our available-for-sale securities are U.S. dollar denominated securities.  U.S. Government agencies consists of securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation.  Non-U.S. governments consist primarily of securities issued by governments and financial institutions that are explicitly guaranteed by the respective government.

Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of December 31, 2010 and 2009 ($ in thousands):

	December 31,
	2010	2009

Non-U.S. dollar denominated securities:
Non-U.S. governments	$140,089	$100,384
U.S. Government agencies	15,903	16,423
Corporate bonds	68	77
Insurance-linked securities	26,086	25,682
Total fixed maturity trading securities	$182,146	$142,566

We have elected to record our investments in insurance-linked securities at fair value.  Insurance-linked securities have exposure to catastrophe loss, which we actively manage.  We believe that the various risk elements of insurance-linked securities are more appropriately accounted for in accordance with the fair value measurement attributes of ASC 825.  The mark-to-market adjustments on securities recognized under ASC 825 contributed $0.2 million and $3.4 million to net realized gains on investments for the years ended December 31, 2010 and 2009, respectively.

At acquisition, we determine our trading intent in the near term for securities accounted for in accordance with ASC 825.  If we do not intend to sell these securities in the near term, the purchases and sales are included in investing activities in our consolidated statements of cash flows, otherwise they are included in operating activities.  For the year ended December 31, 2010, there were no purchases or sales of trading securities under ASC 825.  For the year ended December 31, 2009, purchases of $164.7 million and sales of $153.2 million of securities were classified as investing activities and net sales of $208.2 million were classified as net fixed maturity trading securities activities and included in operating activities in the consolidated statements of cash flows.  For the year ended December 31, 2008, purchases of $196.4 million were classified as net fixed maturity trading securities activities and included in operating activities in the statements of cash flows.

Other-Than-Temporary Impairments

We consider the credit worthiness of our corporate bond portfolio by reviewing various performance metrics of the issuer, including financial condition and credit ratings as well as other public information.  We determined that none of our corporate bonds were other-than-temporarily impaired in the years ended December 31, 2010 and 2009.  We recorded net impairment losses related to corporate bonds of $7.6 million for the year ended December 31, 2008. As of December 31, 2010, the single largest unrealized loss within our corporate bond portfolio was $0.5 million related to a security with an amortized cost of $10.1 million.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded net impairment losses related to CMBS of $7.7 million and $2.7 million for the years ended December 31, 2010 and 2009, respectively.  We determined that none of our CMBS were other-than-temporarily impaired in the year ended December 31, 2008.  As of December 31, 2010, the single largest unrealized loss within our CMBS portfolio was $0.5 million related to a security with an amortized cost of $10.0 million.

Our residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Our securities with underlying sub-prime mortgages as collateral are included in asset-backed securities ("ABS").  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared to the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded net impairment losses related to non-agency RMBS of $11.2 million, $8.4 million and $15.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, the single largest unrealized loss within our RMBS portfolio was $5.6 million related to a non-agency RMBS security with an amortized cost of $6.5 million.

We also recorded net impairment losses related to sub-prime ABS of $17.7 million, $5.3 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, the single largest unrealized loss within our sub-prime ABS portfolio was $3.2 million related to a security with an amortized cost of $6.8 million.

The net impairment losses for CMBS, non-agency RMBS and sub-prime ABS recorded in 2010 and 2009 reflect the portion of OTTI attributed to the credit losses for the impaired securities.  The net impairment losses recorded in 2008 reflect the entire difference between the amortized cost basis and fair value of the impaired securities at the balance sheet date.  The effect of the adoption of additional guidance under ASC 320 in 2009 resulted in before-tax adjustments to increase the amortized cost and net unrealized losses by $14.3 million for non-agency RMBS and $0.8 million for sub-prime ABS that were recorded in accumulated other comprehensive income or loss in the consolidated statement of shareholders’ equity.

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the years ended December 31, 2010 and 2009 ($ in thousands):

	2010	2009

Beginning balance, January 1	$18,695	$–
Cumulative effect of accounting change	–	2,300
Credit losses on securities not previously impaired	18,141	11,133
Additional credit losses on securities previously impaired	18,469	5,262
Reduction for paydowns and securities sold	(6,104)	–
Reduction for increases in cash flows expected to be collected	(356)	–
Ending balance, December 31	$48,845	$18,695

As of December 31, 2010, the total cumulative credit losses related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit losses we recorded on CMBS of $5.2 million were on four securities issued in 2006 and 2007.  As of December 31, 2010, 5.3% of the mortgage pools backing these securities were 90 days or more past due and 0.1% of the mortgage pools had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgage pools were greater than the remaining credit support of 17.1%.   The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $43.6 million were on 26 securities issued from 2004 to 2007.  As of December 31, 2010, 19.5% of the mortgage pools backing these securities were 90 days or more past due and 4.8% of the mortgage pools had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgage pools were greater than the remaining credit support of 10.5%.

As of December 31, 2010, we no longer held any preferred stocks.  For preferred stocks we previously held, we evaluated the unrealized losses of our preferred stocks by individual issuer and determined if we could forecast a reasonable period of time by which the fair value of the securities would increase and we would recover our cost.  If we were unable to forecast a reasonable period of time in which to recover the cost of our preferred stocks, we recorded a net impairment loss in our consolidated statement of operations equivalent to the entire unrealized loss.  We recorded no net impairment losses related to our preferred stocks for the year ended December 31, 2010.  We recorded net impairment losses related to our preferred stocks of $1.2 million and $5.7 million for the years ended December 31, 2009 and 2008, respectively.

Unrealized Gains and Losses

The following table sets forth the net changes in unrealized investment gains and losses on our available-for-sale securities for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008

Gross change in unrealized investment gains and losses	$50,335	$129,999	$(178,318)
Less: deferred tax	(4,818)	(11,017)	13,670
Cumulative effect of accounting change, net of deferred tax	–	14,244	–
Net change in unrealized gains and losses	$45,517	$133,226	$(164,648)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

The following table sets forth our gross unrealized losses on fixed maturity securities classified as available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009 ($ in thousands):

	December 31, 2010		December 31, 2009
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Less than twelve months:
U.S. Government	$388,087	$17,807	$594,343	$5,797
Corporate bonds	37,334	1,059	34,393	281
Commercial mortgage-backed securities	–	–	18,101	244
Residential mortgage-backed securities	17,103	431	540,606	10,446
Asset-backed securities	–	–	1,075	445
Municipal bonds	670,592	28,773	187,159	4,244
Non-U.S. governments	4,455	543	59,815	565
Total	$1,117,571	$48,613	$1,435,492	$22,022

Twelve months or more:
U.S. Government	$–	$–	$–	$–
Corporate bonds	–	–	59,423	8,819
Commercial mortgage-backed securities	22,016	1,393	160,039	28,288
Residential mortgage-backed securities	56,297	29,057	94,969	45,347
Asset-backed securities	21,816	4,924	28,238	25,563
Municipal bonds	2,032	87	3,015	104
Non-U.S. governments	–	–	1,661	60
Total	$102,161	$35,461	$347,345	$108,181

Total unrealized losses:
U.S. Government	$388,087	$17,807	$594,343	$5,797
Corporate bonds	37,334	1,059	93,816	9,100
Commercial mortgage-backed securities	22,016	1,393	178,140	28,532
Residential mortgage-backed securities	73,400	29,488	635,575	55,793
Asset-backed securities	21,816	4,924	29,313	26,008
Municipal bonds	672,624	28,860	190,174	4,348
Non-U.S. governments	4,455	543	61,476	625
Total	$1,219,732	$84,074	$1,782,837	$130,203

The fair values of fixed maturity available-for-sale securities included in the table above relate only to securities in an unrealized loss position as of the reporting date.

We believe that the gross unrealized losses in our available-for-sale portfolio represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our securities, which would be earned through net investment income over the remaining life of the security.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Net Investment Income

The following table sets forth our net investment income for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008

Fixed maturity securities	$135,394	$162,786	$162,857
Short-term investments and cash and cash equivalents	1,857	1,741	24,340
Funds held by ceding companies	1,815	4,192	3,476
Subtotal	139,066	168,719	190,673
Less: investment expenses	4,681	4,778	4,099
Net investment income	$134,385	$163,941	$186,574

Net Realized Gains and Losses on Investments

The following table sets forth our net realized gains and losses on investments for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008

Gross realized gains on the sale of investments	$115,679	$86,512	$53,178
Gross realized losses on the sale of investments	(9,285)	(5,588)	(5,605)
Net gains on the sale of investments	106,394	80,924	47,573
Mark-to-market adjustments on fixed maturity trading securities	1,397	(2,294)	9,681
Net realized gains on investments	$107,791	$78,630	$57,254

Maturities

Actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.  The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of December 31, 2010 ($ in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$102,847	$104,080
Due from one to five years	739,357	762,268
Due from five to ten years	888,241	882,726
Due in ten or more years	918,090	905,560
Mortgage-backed and asset-backed securities	415,598	393,339
Total	$3,064,133	$3,047,973

Restricted Investments

Certain of our investments are restricted to support our reinsurance operations.  Investments with a carrying value of $5.1 million were on deposit with U.S. regulatory authorities as of December 31, 2010.  Investments with a carrying value of $69.8 million and cash and cash equivalents of $9.9 million as of December 31, 2010 were held in trust to collateralize obligations under various reinsurance contracts.  We also issue letters of credit under a credit facility, see Note 7 for a description of our assets held in trust to secure those letters of credit.

3.	Fair Value Measurements

The fair values of our financial assets and liabilities are determined primarily through the use of observable inputs.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from external independent sources.   Unobservable inputs reflect management’s assumptions about what market participants’ assumptions would be in pricing the asset or liability based on the best information available.   We classify our financial assets and liabilities in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.  This classification requires judgment in assessing the market and pricing methodologies for a particular security.  The fair value hierarchy is comprised of the following three levels:

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Level 1:	Valuations are based on unadjusted quoted prices in active markets for identical financial assets or liabilities;

Level 2:	Valuations of financial assets and liabilities are based on prices obtained from independent pricing vendors, index providers, or broker-dealers using observable inputs; and

Level 3:
Valuations are based on unobservable inputs for assets and liabilities where there is little or no market activity.  Management’s assumptions and/or internal valuation pricing models may be used to determine the fair value of financial assets or liabilities.

The following table presents the fair value measurement levels for all financial assets and liabilities which the Company has recorded at fair value as of December 31, 2010 and December 31, 2009 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3

December 31, 2010:
Financial assets:
U.S. Government	$391,303	$391,303	$–	$–
U.S. Government agencies	116,450	–	116,450	–
Corporate bonds	366,968	–	366,968	–
Commercial mortgage-backed securities	203,313	–	203,313	–
Residential mortgage-backed securities	166,458	–	164,009	2,449
Asset-backed securities	23,568	–	22,499	1,069
Municipal bonds	1,537,432	–	1,537,432	–
Non-U.S. governments	216,395	57,643	158,752	–
Insurance-linked securities	26,086	–	26,086	–
Preferred stocks	–	–	–	–
Short-term investments	176,648	–	176,648	–
Total	$3,224,621	$448,946	$2,772,157	$3,518

Financial liabilities:
Derivative instrument	4,871	–	–	4,871
Total	$4,871	$–	$–	$4,871

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3

December 31, 2009:
Financial assets:
U.S. Government	$608,697	$608,697	$–	$–
U.S. Government agencies	117,505	–	117,505	–
Corporate bonds	477,063	27,760	449,303	–
Commercial mortgage-backed securities	215,020	–	215,020	–
Residential mortgage-backed securities	714,703	–	714,703	–
Asset-backed securities	59,699	–	59,699	–
Municipal bonds	759,501	–	759,501	–
Non-U.S. governments	678,748	35,311	643,437	–
Insurance-linked securities	25,682	–	25,682	–
Preferred stocks	3,897	3,897	–	–
Short-term investments	26,350	–	26,350	–
Total	$3,686,865	$675,665	$3,011,200	$–

Financial liabilities:
Derivative instrument	4,677	–	–	4,677
Total	$4,677	$–	$–	$4,677

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Our financial assets and liabilities recorded at fair value include fixed maturity securities, preferred stocks, short-term investments and a derivative instrument.  The fair values of our fixed maturity securities, preferred stocks and short-term investments are generally based on prices obtained from independent pricing vendors, index providers, or broker-dealers using observable inputs.  Fixed maturity securities are generally valued using the market approach.  The inputs used to determine the fair value of our financial assets and liabilities are as follows:

U.S. Government	The fair values of U.S. Government securities were based on quoted prices in active markets for identical assets. The fair value measurements were classified as Level 1.

U.S Government agencies
Our U.S. Government agencies portfolio consisted of securities issued by financial institutions guaranteed by the Federal Deposit Insurance Corporation.  The observable inputs used to price these securities may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes.  The fair value measurements were classified as Level 2.

Corporate bonds
Our corporate bond portfolio was comprised of corporate issues and redeemable preferred stocks.  The observable inputs used to price corporate issues may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark securities, bids, credit risks and industry and economic indicators.  The fair value measurements were classified as Level 2.  Exchange traded redeemable preferred stocks are priced based on quoted prices in active markets for identical assets.  The fair value measurements were classified as Level 1.

Commercial mortgage-backed securities
The fair values of CMBS were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, delinquencies, loss severities and default rates.  The fair value measurements were classified as Level 2.

Residential mortgage-backed securities
Our RMBS portfolio was comprised of securities issued by U.S. Government agencies and by non-agency institutions.  The observable inputs used to price U.S. Government agency RMBS may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, loan level information and prepayment speeds.  The observable inputs used to price non-agency RMBS may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, prepayment speeds, delinquencies, loss severities and default rates.  The fair value measurements were classified as Level 2 or Level 3.

Asset-backed securities
The fair values of ABS were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, type of collateral, prepayment speeds, delinquencies, loss severities and default rates.  The fair value measurements were classified as Level 2 or Level 3.

Municipal bonds
The fair values of municipal bonds were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark securities, bids, credit risks and economic indicators.  The fair value measurements were classified as Level 2.

Non-U.S. governments
Our non-U.S. government bond portfolio consisted of securities issued primarily by governments, provinces, agencies and supranationals as well as debt issued by financial institutions that is guaranteed by a non-U.S. government.  The fair values of non-U.S. government securities were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes.  The fair value measurements were classified as Level 1 or Level 2.

Insurance-linked securities
The fair values of insurance-linked securities were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark securities, bids, credit risks and specific catastrophic events.  The fair value measurements were classified as Level 2.

Preferred stocks	Non-redeemable exchange traded preferred stocks were priced based on quoted prices in active markets for identical assets. The fair value measurements were classified as Level 1.

Short-term investments	Short-term investments were generally carried at amortized cost, which approximates fair value and were classified as Level 2.

Derivative instrument
The fair value of our derivative instrument was determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models.  Unobservable inputs used in the internal valuation pricing model included the unpaid contract premiums, probability of losses triggered under the covered perils for first and second events, the remaining time to the end of the annual contract period and the seasonality of risks.  The valuation was based on the use of significant unobservable inputs therefore the fair value measurement was classified as Level 3.  See Note 4 for additional disclosure on our derivative instrument.

The following table reconciles the beginning and ending balance for our Level 3 financial instruments measured at fair value using significant unobservable inputs for the years December 31, 2010 and 2009 ($ in thousands):

	December 31,
	2010	2009

Beginning balance at January 1	$(4,677)	$(4,753)
Purchases	–	–
Issuances	–	–
Settlements	9,394	9,817
Sales, maturities and paydowns	–	–
Total net realized gains included in earnings	–	–
Total decrease in fair value of the derivative instrument included in earnings	(9,588)	(9,741)
Total net unrealized gains (losses) included in comprehensive income	–	–
Transfers into Level 3	3,518	–
Ending balance at December 31	$(1,353)	$(4,677)
Total decrease in fair value of the financial instruments included in earnings relating to liabilities outstanding for the period	$9,588	$9,741

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

We transferred $2.4 million of non-agency RMBS and $1.1 million of sub-prime ABS from Level 2 to Level 3 on December 31, 2010.  The transfers were due to insufficient evidence available to determine if certain fair values obtained from broker-dealers were measured using observable inputs.  There were no transfers between Levels 2 and 3 during the year ended December 31, 2009 and no transfers between Levels 1 and 2 during the years ended December 31, 2010 and 2009.

The carrying amounts of our financial assets and liabilities were equal to fair values as at December 31, 2010 and 2009, except for the debt obligations on our consolidated balance sheets.  The debt obligations were recorded at cost with a carrying value of $250.0 million at December 31, 2010 and 2009, respectively, and had a fair value of $260.9 million and $245.0 million at December 31, 2010 and 2009, respectively.

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

Under the terms of the agreement, we pay Topiary approximately $9.7 million during each of the three annual periods.  The net derivative liability of $4.9 million was included in other liabilities on our consolidated balance sheet as at December 31, 2010.  The net change in fair value of $9.6 million, $9.7 million and $7.1 million was included in the net changes in fair value of derivatives in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively.  One-time fees and expenses of $4.3 million related to entering into the agreement with Topiary were included in operating expenses for the year ended December 31, 2008.

Topiary’s limit of loss is collateralized with high quality investment grade securities deposited in an account to secure obligations to the Company.  The performance of the securities in the collateral account is guaranteed under a total return swap agreement with Goldman Sachs International whose obligations under the swap agreement are guaranteed by Goldman Sachs Group, Inc.

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

5.	Unpaid Losses and Loss Adjustment Expenses

The following table sets forth the changes in our liability for unpaid losses and LAE for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008

Net unpaid losses and LAE as of January 1,	$2,335,008	$2,452,045	$2,342,185

Net incurred losses and LAE related to:
Current year	625,250	579,304	878,169
Prior years	(157,830)	(100,962)	(159,936)
Net incurred losses and LAE	467,420	478,342	718,233

Net paid losses and LAE:
Current year	96,245	67,693	148,355
Prior years	497,968	539,517	433,961
Net paid losses and LAE	594,213	607,210	582,316

Net effects of foreign currency exchange rate changes	251	11,831	(26,057)

Net unpaid losses and LAE as of December 31,	2,208,466	2,335,008	2,452,045

Reinsurance recoverable on unpaid losses and LAE	8,912	14,328	11,461

Gross unpaid losses and LAE as of December 31,	$2,217,378	$2,349,336	$2,463,506

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

The following table sets forth the components of net incurred losses and LAE related to prior years for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008

Net favorable loss development	$(158,939)	$(100,793)	$(167,246)
Effect of changes in premium estimates	14,331	(169)	7,310
Change in unallocated loss adjustment expense reserves	(13,222)	–	–
Net incurred losses and LAE – prior years	$(157,830)	$(100,962)	$(159,936)

Net favorable loss development was primarily the result of favorable adjustments in ultimate loss ratios.  Prior years’ incurred losses and LAE included losses associated with changes in premium estimates and the patterns of their earnings.  The effect on net income of changes in premium estimates, after considering corresponding changes in related losses, LAE and acquisition expenses, was not significant.  During the year ended December 31, 2010, we completed a review of our administrative expenses of managing claims that resulted in a $13.2 million reduction of unallocated loss adjustment expense reserves.

The net favorable loss development for the year ended December 31, 2010 emerged primarily from the Property and Marine and Casualty segments and was related to non-catastrophe losses.  The Property and Marine segment had $36.9 million of net favorable loss development, including $53.0 million of net favorable loss development related to non-catastrophe events and net unfavorable loss development of $16.2 million related to major catastrophe events, primarily Hurricane Ike.  The Casualty segment had $113.3 million of net favorable loss development, of which $96.4 million was attributable to the long-tailed casualty classes in the 2006 and prior underwriting years.  The majority of the long-tailed casualty net favorable loss development was attributable to the claims made, casualty occurrence excess-of-loss, clash and umbrella classes, partially offset by net unfavorable loss development in the international casualty class in the 2008 underwriting year.  The Finite Risk segment experienced net favorable loss development of $8.8 million, which was substantially offset by adjustments relating to profit commissions on these contracts.

The net favorable loss development for the year ended December 31, 2009 emerged primarily from the Property and Marine and Casualty segments and was related to non-catastrophe losses.  The Property and Marine segment had $14.3 million of net favorable loss development, including $17.7 million of net favorable loss development related to non-catastrophe events and net unfavorable loss development of $3.5 million related to major catastrophe events.  The Casualty segment had $73.6 million of net favorable loss development, of which $68.2 million was attributable to the long-tailed casualty classes.  The majority of the long-tailed casualty net favorable loss development was attributable to the umbrella, claims made and casualty occurrence excess-of-loss classes.  The Finite Risk segment experienced net favorable loss development of $12.9 million, which was substantially offset by adjustments relating to profit commissions on these contracts.

There was net favorable loss development for the year ended December 31, 2008 in all segments.  The Property and Marine segment had $71.2 million of net favorable loss development, of which $18.8 million related to major catastrophe events.  The remainder of the net favorable loss development was attributable to non-major catastrophe, property risk and crop classes of business.  The Casualty segment had $73.2 million of net favorable loss development, of which $63.3 million was attributable to certain long-tailed casualty classes.  The majority of the long-tailed casualty net favorable loss development was attributable to the claims made classes.  The Finite Risk segment experienced net favorable loss development of $22.8 million, which was substantially offset by adjustments relating to profit commissions on these contracts.

The net favorable loss development for the years ended December 31, 2010, 2009 and 2008 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected, and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses.

We do not believe that the net favorable loss development in 2010, 2009 and 2008 is indicative of prospective net loss development of unpaid losses and LAE as of December 31, 2010 because conditions and trends that affected the net favorable loss development of prior years’ unpaid losses and LAE may not necessarily exist in the future.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

During 2010, 2009 and 2008, Platinum Bermuda entered into various industry loss warranty reinsurance agreements with third party retrocessionaires.  These reinsurance contracts provided retrocessional coverage for Platinum Bermuda for catastrophic events in North America, Europe and Japan.  During 2009 and 2008, Platinum US obtained excess-of-loss retrocession coverage with respect to its crop business from third party retrocessionaires.

The following table sets forth the effects of retrocessional reinsurance on premiums, losses and LAE for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	Assumed	Ceded	Net

As of and for the year ended December 31, 2010:
Premiums written	$779,526	$18,937	$760,589
Premiums earned	804,890	24,896	779,994
Losses and LAE	472,089	4,669	467,420
Unpaid losses and LAE	2,217,378	8,912	2,208,466

As of and for the year ended December 31, 2009:
Premiums written	924,674	26,840	897,834
Premiums earned	964,677	27,341	937,336
Losses and LAE	494,312	15,970	478,342
Unpaid losses and LAE	2,349,336	14,328	2,335,008

As of and for the year ended December 31, 2008:
Premiums written	1,066,616	29,051	1,037,565
Premiums earned	1,142,305	27,509	1,114,796
Losses and LAE	723,876	5,643	718,233
Unpaid losses and LAE	$2,463,506	$11,461	$2,452,045

Inter-company Retrocessional Reinsurance Arrangements

In 2003, Platinum US entered into a quota share retrocession agreement with Platinum Bermuda on a risks-attaching basis, with various amendments made from time to time.  Platinum US continued its participation in its agreement with Platinum Bermuda until December 31, 2007.  Although the agreement was terminated on December 31, 2007, premiums associated with this agreement continued to be earned and retroceded through 2010.  Under its quota share retrocession agreement, Platinum US retroceded approximately 1%, 1% and 13% of its premiums to Platinum Bermuda during the years ended December 31, 2010, 2009, and 2008, respectively.

Effective January 1, 2008, Platinum US provided Platinum Bermuda with $75.0 million of coverage in excess of $275.0 million with respect to their European wind exposures.  This agreement was terminated on August 5, 2008.  Beginning on August 5, 2008, Platinum Bermuda provided retrocessional coverage to Platinum US for $50.0 million per occurrence in excess of $30.0 million with respect to catastrophe losses.  This agreement was renewed in 2009 with Platinum Bermuda providing $45.0 million in excess of $20.0 million. This agreement was not renewed in 2010.

The following table sets forth a summary of the premiums earned and losses ceded related to the foregoing agreements between Platinum Bermuda and Platinum US for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008

Retroceded by Platinum US to Platinum Bermuda:
Premiums earned	$16,621	$37,433	$202,792
Incurred losses and LAE	(76,632)	(41,501)	132,427

Retroceded by Platinum Bermuda to Platinum US:
Premiums earned	–	–	1,875
Incurred losses and LAE	$–	$–	$–

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

7.	Debt Obligations and Credit Facility

Debt Obligations

At December 31, 2010, Platinum Finance had outstanding an aggregate principal amount of $250.0 million of Series B 7.5% Notes due June 1, 2017 (the “Series B Notes”), unconditionally guaranteed by Platinum Holdings.  Interest is payable on the Series B Notes at a rate of 7.5% per annum on each June 1 and December 1.  Platinum Finance may redeem the Series B Notes, at its option, at any time in whole, or from time to time in part, prior to maturity, subject to a “make-whole” provision.  We have no current expectations of redeeming the Series B Notes prior to maturity.

Credit Facility

At December 31, 2010, we had a $400.0 million facility (the “Credit Facility”) that consisted of a $150.0 million senior unsecured credit facility available for revolving borrowings and letters of credit and a $250.0 million senior secured credit facility available for letters of credit.  The unsecured line of credit generally is available for our working capital, liquidity and general corporate requirements and those of our subsidiaries.  Platinum Holdings and Platinum Finance guarantee the borrowings of our reinsurance subsidiaries under the Credit Facility.  The interest rate on borrowings under the Credit Facility is based on our election of either:  (1) LIBOR plus 37.5 basis points or (2) the higher of:  (a) the prime interest rate of the lead bank providing the Credit Facility, and (b) the federal funds rate plus 37.5 basis points.  The interest rate based on LIBOR would increase by up to 25.0 basis points should our senior unsecured debt credit rating decrease.  The Credit Facility requires us to satisfy various covenants, including several financial covenants.  As of December 31, 2010, we were in compliance with all covenants under the Credit Facility.  The Credit Facility expires on September 13, 2011.  While we intend to enter into a new credit facility in 2011, we do not know what the terms of the new facility will be or if the terms will be the same as or similar to the current terms.

We had $133.7 million of letters of credit outstanding in favor of various ceding companies as of December 31, 2010.  Cash and cash equivalents of $100.3 million and investments with a fair value of $48.6 million as of December 31, 2010 were held in trust to collateralize secured letters of credit issued under the Credit Facility.  As of December 31, 2010, $150.0 million was available for borrowing on an unsecured basis and $116.3 million was available for letters of credit on a secured basis under the Credit Facility.

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

Platinum Holdings also has subsidiaries based in the United States, the United Kingdom and Ireland that are subject to the tax laws thereof.  The operations of Platinum US are subject to U.S. federal income taxes generally at a rate of 35%.  Any of our non-U.S. subsidiaries could become subject to U.S. federal income tax only to the extent that they derive U.S. source income that is subject to U.S. withholding tax or income derived from activity that is deemed to be the conduct of a trade or business within the U.S.  We do not consider our non-U.S. subsidiaries to be engaged in a trade or business within the U.S. and, therefore, do not believe that our non-U.S. subsidiaries are subject to U.S. federal income tax.  However, there is little legal precedent as to what constitutes being engaged in a trade or business within the U.S. and, thus, there exists the possibility that the U.S. Internal Revenue Service could assert claims that our non-U.S. subsidiaries are engaged in a trade or business in the U.S. and attempt to assess taxes that are not provided for.

Dividends or other distributions from Platinum Finance to Platinum Regency are subject to U.S. withholding tax and are based upon, among other items, cumulative taxable earnings and profits of Platinum Finance.  Certain fees paid from our U.S. subsidiaries to Platinum Holdings are subject to U.S. withholding taxes at a rate of 30%.  We incurred U.S. withholding taxes of $0.6 million in each of the years ended December 31, 2010, 2009 and 2008 associated with certain fees paid from Platinum US to Platinum Holdings.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

The following table presents our income before income taxes by jurisdiction for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008

United States	$130,305	$15,970	$36,568
Bermuda	122,940	365,521	201,976
Other	5,407	6,085	695
Income before income taxes	$258,652	$387,576	$239,239

The following table presents our current and deferred income taxes for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008

Current tax expense	$32,656	$7,808	$27,432
Deferred tax expense (benefit)	10,498	(3,523)	(14,433)
Total	$43,154	$4,285	$12,999

The following table presents a reconciliation of expected income taxes, computed by applying a 35% income tax rate to income before income taxes, to income tax expense for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008

Expected income tax expense at 35%	$90,528	$135,652	$83,734
Effect of income or loss subject to tax at rates other than 35%	(43,228)	(127,579)	(71,029)
Tax exempt investment income	(5,207)	(6,129)	(4,071)
U.S. withholding taxes	600	600	600
Other, net	461	1,741	3,765
Income tax expense	$43,154	$4,285	$12,999

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 ($ in thousands):

	2010	2009

Deferred tax assets:
Unpaid losses and LAE	$42,406	$53,332
Unearned premiums	8,471	9,362
Deferred losses on investments	5,523	7,580
Temporary differences in recognition of expenses	2,389	4,827
Total deferred tax assets	58,789	75,101

Deferred tax liabilities:
Deferred acquisition costs	10,525	11,866
Other	487	142
Total deferred tax liabilities	11,012	12,008

Net deferred tax assets	$47,777	$63,093

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

The deferred tax assets and liabilities as of December 31, 2010 and 2009 were all related to U.S. income tax.  To evaluate the recoverability of the deferred tax assets, we consider the timing of the reversal of deferred income and expense items as well as the likelihood that we will generate sufficient taxable income to realize the future tax benefits.  We believe that it is more likely than not we will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and accordingly, no valuation allowance was established as of December 31, 2010 or 2009.

9.	Shareholders' Equity

Common Shares

Platinum Holdings is authorized to issue up to 200,000,000 common shares, $0.01 par value, and 25,000,000 preferred shares, $0.01 par value.  We had 37,757,926 and 45,942,639 common shares outstanding as of December 31, 2010 and 2009, respectively.

In 2002, Platinum Holdings completed an initial public offering of common shares.  Concurrently, Platinum Holdings sold 6,000,000 common shares and issued options to purchase 6,000,000 common shares to The St. Paul Companies, Inc., now a part of The Travelers Companies, Inc. (“Travelers”) and sold 3,960,000 common shares and issued options to purchase 2,500,000 common shares to RenaissanceRe Holdings Ltd. (“RenaissanceRe”), which had a ten-year term.  Travelers sold its 6,000,000 common shares in June 2004 and RenaissanceRe sold its 3,960,000 common shares in December 2005, in each case in public offerings.  The options were amended to provide that in lieu of paying the exercise price of $27.00 per share, any option exercise will be settled on a net share basis, which would result in Platinum Holdings issuing a number of common shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00, less the par value per share, multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share. On October 13, 2010, the Company entered into an agreement to purchase, for an aggregate of $98.5 million in cash, the common share options issued to Travelers.  The options were purchased under the Company’s share repurchase program and were cancelled.  See Note 17 for information on the purchase of the RenaissanceRe options subsequent to December 31, 2010.

Preferred Shares

On December 6, 2005, Platinum Holdings completed an offering of 5,750,000 6.0% Series A Mandatory Convertible Preferred Shares (our “Mandatory Convertible Preferred Shares”) at a price to the public of $30.15 per share, less related expenses under the unallocated shelf registration statement.  On February 17, 2009, our Mandatory Convertible Preferred Shares automatically converted into 5,750,000 common shares at a ratio of 1 to 1 which was based on the volume weighted average price of $29.90 of our common shares from January 14, 2009 through February 11, 2009.

Share Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  During the year ended December 31, 2010, in accordance with the share repurchase program, we repurchased 9,672,231 of our common shares in the open market for an aggregate amount of $379.7 million at a weighted average cost including commissions of $39.25 per share.  During the year ended December 31, 2009, we repurchased 7,852,498 of our common shares in the open market for an aggregate amount of $252.3 million at a weighted average cost including commissions of $32.13 per share.  During the year ended December 31, 2008, we repurchased 7,763,292 of our common shares in the open market for an aggregate amount of $266.6 million at a weighted average cost including commissions of $34.34 per share.  The shares we repurchased were canceled.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income or loss is a component of shareholders’ equity and includes net unrealized gains or losses on available-for-sale securities, reclassification adjustments for investment gains and losses on available-for-sale securities included in net income, and the cumulative effect of the accounting change related to OTTI on January 1, 2009.

The components of other comprehensive income included in the statements of operations and comprehensive income for the years ended December 31, 2010, 2009 and 2008 are as follows ($ in thousands):

	2010	2009	2008

Before deferred tax amounts:
Net change in unrealized gains and losses on available-for-sale securities arising during the period	$123,144	$191,432	$(153,090)
Less reclassification adjustments:
Net realized gains on investments	109,419	48,832	55,914
Net impairment losses on investments	(36,610)	(17,603)	(30,686)
Less: cumulative effect of accounting change	–	15,102	–
Other comprehensive income (loss) before deferred tax	50,335	145,101	(178,318)

Deferred income tax (expense) benefit on:
Net change in unrealized gains and losses on available-for-sale securities arising during the period	(18,213)	(12,945)	8,565
Less reclassification adjustments:
Net realized losses on investments	(17,867)	(2,395)	(7,520)
Net impairment losses on investments	4,472	2,183	2,415
Less: cumulative effect of accounting change	–	(858)	–
Deferred tax on other comprehensive income (loss)	$(4,818)	$(11,875)	$13,670

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	2010	2009	2008

Net of deferred tax amounts:
Net change in unrealized gains and losses on available-for-sale securities arising during the period	$104,931	$178,487	$(144,525)
Less reclassification adjustments:
Net realized gains on investments	91,552	46,437	48,394
Net impairment losses on investments	(32,138)	(15,420)	(28,271)
Less: cumulative effect of accounting change	–	14,244	–
Other comprehensive income (loss), net of deferred tax	$45,517	$133,226	$(164,648)

10.	Statutory Regulations

Our reinsurance subsidiaries in Bermuda and the United States are subject to reinsurance laws and regulations in the jurisdictions in which they operate.  Platinum Bermuda and Platinum US file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities in Bermuda and United States, respectively.  The differences between statutory basis financial statements and financial statements prepared in accordance with U.S. GAAP vary between jurisdictions.  The principal differences in Bermuda are that statutory basis financial statements do not reflect deferred acquisition costs, prepaid assets or fixed assets.  Also, reinsurance assets and liabilities are presented net of retrocessional reinsurance and there is no cash flow statement.  The principal differences in the U.S. are that statutory basis financial statements do not reflect deferred acquisition costs, bonds are generally carried at amortized cost, deferred income tax is charged or credited directly to equity (subject to limitations) and reinsurance assets and liabilities are presented net of retrocessional reinsurance.  In preparing our statutory basis financial statements, we have used only statutory accounting practices that are prescribed by the relevant regulatory authorities.

Prior to October 2009, Platinum UK was authorized and regulated by the Financial Services Authority ("FSA"), the statutory regulator responsible for regulating insurance activities in the United Kingdom, including reinsurance activities.  On October 22, 2009, Platinum UK ceased to be authorized by the FSA and, therefore, is no longer subject to FSA rules.

The combined statutory capital and surplus and statutory net income for our reinsurance subsidiaries as of the years ended December 31, 2010, 2009 and 2008 are as follows ($ in thousands):

	(Unaudited) 2010	2009	2008

Statutory capital and surplus:
Bermuda	$1,366,164	$1,569,846	$1,316,265
United States	645,522	586,269	574,073
United Kingdom	–	–	20,880
Total statutory capital and surplus	2,011,686	2,156,115	1,911,218

Statutory net income:
Bermuda	145,105	390,994	227,156
United States	111,154	28,559	14,955
United Kingdom	–	–	2,439
Total statutory net income	$256,259	$419,553	$244,550

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of dividends that can be paid by our reinsurance subsidiaries without the prior approval of the relevant regulatory authorities.  During the year ended December 31, 2010, dividends of $443.0 million were paid by the reinsurance subsidiaries of Platinum Holdings, of which $385.0 million was paid by Platinum Bermuda to Platinum Holdings and $58.0 million was paid by Platinum US to Platinum Finance.  Based on the regulatory restrictions, the unaudited maximum amount available for payment of dividends or other distributions by the reinsurance subsidiaries of Platinum Holdings in 2011 without prior regulatory approval is estimated to be approximately $406.1 million.  Subsequent to December 31, 2010, Platinum Bermuda made dividend payments of $180.0 million to Platinum Holdings.

Platinum Finance is a U.S.-based intermediate holding company, a wholly-owned subsidiary of Platinum Regency and the sole shareholder of Platinum US.  Based on the regulatory restrictions, the unaudited maximum amount available for payment of dividends or other distributions by Platinum US to Platinum Finance in 2011 without prior regulatory approval is estimated to be approximately $64.6 million.

In addition, during the year ended December 31, 2010, Platinum Regency, an Ireland-based intermediate holding company and subsidiary of Platinum Holdings, paid dividends of $11.5 million to Platinum Holdings.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

11.	Earnings per Common Share

The following is a reconciliation of the basic and diluted earnings per common share computations for the years ended December 31, 2010, 2009 and 2008 ($ in thousands, except per share data):

	2010	2009	2008

Earnings:
Basic
Net income attributable to common shareholders	$215,498	$381,990	$215,832

Diluted
Net income attributable to common shareholders	215,498	381,990	215,832
Effect of dilutive securities:
Preferred share dividends	–	1,301	10,408
Adjusted net income for diluted earnings per common share	$215,498	$383,291	$226,240

Common Shares:
Basic
Weighted average common shares outstanding	41,930	49,535	49,310

Diluted
Weighted average common shares outstanding	41,930	49,535	49,310
Effect of dilutive securities:
Conversion of preferred shares	–	756	5,177
Common share options	2,610	1,595	2,017
Restricted shares and share units	512	429	351
Adjusted weighted average common shares outstanding	45,052	52,315	56,855

Earnings Per Common Share:

Basic earnings per common share	$5.14	$7.71	$4.38

Diluted earnings per common share	$4.78	$7.33	$3.98

12.	Share Incentive Compensation and Employee Benefit Plans

Share Incentive Compensation

We have a share incentive plan under which our key employees and directors may be granted options, restricted shares, share units, share appreciation rights, or other rights to acquire shares.  Our 2010 Share Incentive Plan provides for the granting of up to an aggregate of 3,572,977 common shares to employees and directors at a fair market value per share or exercise price equal to the closing price of our common shares on the trading day immediately preceding the date of the grant.  Share Incentive Plan awards are granted periodically.  Option awards vest pro rata over a four year period.  Restricted share unit awards granted in 2008 and prior years generally vest in equal installments on the third and fourth anniversaries of the grant date and share unit awards granted subsequent to 2008 vest pro rata over a four year period.  The common shares issuable under the 2010 Share Incentive Plan will be made available from authorized but unissued common shares.  Option awards generally expire ten years from the date of grant.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

The following table provides the total share-based compensation expense recognized during the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008

Share-based compensation expense	$14,338	$16,463	$14,429
Tax benefit	(2,025)	(2,267)	(1,746)
Share-based compensation expense, net of tax	$12,313	$14,196	$12,683

Share options

The following summary sets forth common share option activity for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands, except per share exercise prices):

	As of and for the years ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – beginning of the year	2,238	$31.12	2,574	$30.48	2,926	$26.22
Granted	–	–	–	–	833	35.17
Exercised	1,133	30.56	274	24.63	1,138	22.80
Forfeited	24	34.35	62	33.22	47	33.81
Outstanding - end of the year	1,081	$31.64	2,238	$31.12	2,574	$30.48

Options exercisable at year-end	838		1,745		1,754
Weighted average exercise price of options exercisable at year-end		$30.92		$30.33		$29.01

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2008:

2008

Dividend yield	1.0%
Risk free interest rate	2.2%
Expected volatility	23.0%
Expected option life	2.6 years

Weighted average grant fair value	$4.91

There were no options granted in 2010 and 2009.

The weighted average remaining contractual terms of all outstanding options and options exercisable were 5.5 years and 5.1 years, respectively, as of December 31, 2010.  As of December 31, 2010, there was $2.0 million of unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 0.4 years.  The following table presents the values of the options exercised and vested during the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008

Intrinsic value of options exercised (1)	$9,865	$2,949	$14,702
Fair value of options exercised (2)	6,622	2,117	8,133
Fair value of options vested (2)	$1,917	$2,544	$3,987

(1)	Represents the difference between the market value and exercise price on the date of exercise.

(2)	Based on the Black-Scholes option pricing model.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Our computation of expected volatility was based on 5 years of historical volatility using daily price observations.  Our computation of expected option life was based on historical data analysis of exercises, forfeitures, and post-vest cancellations.  The forfeitures are used to determine the outstanding pool of options and do not affect the expected term calculation (either historical or projected).  The exercises and post-vest cancellations are used to calculate the time between grant and settlement date (exercise date or post-vest cancel date), and then weighted by the shares settled (options exercised or canceled).

Restricted Share Units

Upon vesting, each restricted share unit converts to one common share.  The following summary sets forth restricted share unit activity, excluding awards granted to certain executives under our long-term performance based incentive plan, for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands, except per share grant date fair value):

	As of and for the years ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value

Outstanding – beginning of the year	399	$31.96	332	$33.31	288	$32.76
Granted	135	37.08	151	28.81	104	34.05
Converted	141	31.80	69	31.37	43	31.52
Forfeited	27	33.52	15	32.90	17	33.01
Outstanding - end of the year	366	$33.76	399	$31.96	332	$33.31

The total fair value of restricted share units converted during the years ended December 31, 2010, 2009 and 2008 was $4.5 million, $2.2 million and $1.4 million, respectively.  As of December 31, 2010, there was $12.4 million of unrecognized compensation cost related to restricted share unit awards that is expected to be recognized over a weighted-average period of 1.0 year.

During 2010, 2009 and 2008 we also granted 98,988, 119,462 and 80,430 restricted share units, respectively, to certain executive officers under our long-term performance based incentive plan.  The grant date fair value of the restricted share units was $3.7 million, $3.4 million and $2.7 million in 2010, 2009 and 2008, respectively.  These restricted share units are settled in common shares at the completion of the performance period or upon termination of employment on a prorated basis.  The performance period is generally three years, beginning with the grant year, and the actual number of common shares that each participant receives varies based on the average return on equity in the performance period.  An average return on equity of 18% or more results in a settlement of 200% of the initial award in common shares and an average return on equity of less than 6% reduces the award to zero.  An average return on equity between 6% and 18% results in a settlement of 1% to 200% of the initial award in common shares determined through straight line interpolation.  Share-based compensation expense related to these awards was $4.8 million, $6.5 million and $4.1 million in 2010, 2009 and 2008, respectively, and was based on estimates as of December 31, 2010, 2009 and 2008 of the average return on equity for the related performance periods.  As of December 31, 2010, there was $3.6 million of estimated unrecognized compensation cost related to these awards which is expected to be recognized over a weighted average period of 1.5 years.

During 2005, we granted variable long-term incentive awards to certain executive officers which had a grant date fair value of $1.8 million.  The settlement values of the awards was based on a percentage of the recipients’ average salary over a five-year performance period, beginning in the grant year, and a multiplier of 0% to 200%, based on the average return on equity in the five-year period, determined through straight line interpolation.  The Company recognized $0.8 million and $0.1 million of share-based compensation expense related to these awards in 2009 and 2008, respectively, based on the estimated settlement value as of each year end.  As of December 31, 2009, there was no unrecognized compensation cost related to these awards.

For years prior to 2009, members of our Board of Directors received all or a portion of their directors’ fees in the form of share units.  In October 2008, the share unit plan for nonemployee directors was amended to provide that director fees for services performed after December 31, 2008 were to be paid in cash and in February 2010 the share unit plan was terminated as to future awards.  In 2008, we granted 25,255 restricted share units to members of our Board of Directors under this plan.  The grant date fair value of the share units was $0.9 million and we recognized the full amount as share-based compensation in the respective year.  These awards are fully vested at the grant date and are settled in common shares or cash 5 years from the grant date or, if earlier, when the participant ceases to be a member of the Board of Directors.

Restricted Shares

We granted 80,317, 65,682, and 245,000 restricted shares in 2010, 2009 and 2008, respectively.  The restricted shares granted in 2010 vest in equal installments after approximately two and three years of service, the restricted shares granted in 2009 vest in equal installments after approximately three and four years of service and the restricted shares granted in 2008 vest equally over a three-year period.  The fair value of restricted shares at the grant date was $3.0 million, $2.4 million and $8.7 million in 2010, 2009 and 2008, respectively.  Share-based compensation expense related to these awards was $3.9 million, $3.4 million and $2.0 million in 2010, 2009 and 2008, respectively.   During 2010, 81,665 restricted shares vested.  As of December 31, 2010, there were 217,669 unvested restricted shares and $7.9 million of related unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.6 years.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Defined Contribution Plans

The Company provides retirement benefits to employees through defined contribution plans whereby the Company contributes an amount to each employee equal to a specified percentage of the employee’s salary.  The defined contribution plans consist of plans in the United States, Bermuda and the United Kingdom.  Participants in the U.S. plan are required to make a contribution to the plan in order to receive the full Company contribution.  Expenses related to the defined contribution plans were $2.3 million, $2.3 million and $1.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

13.	Related Party Transactions and Agreements

Platinum US had a consulting agreement with SHN Enterprises, Inc. (“SHN”) and Steven H. Newman, the President of SHN, with an original term from November 1, 2005 to November 1, 2008.  The President of SHN was the chairman of our Board of Directors until April 23, 2008, at which time he retired from the Board of Directors.  Simultaneously with his retirement, this consulting agreement was terminated, and a new two year consulting agreement dated March 3, 2008 was entered between Platinum US and SHN.  SHN was engaged as a consultant to Platinum US and performed services as reasonably requested by Platinum US.  Expenses incurred pursuant to the agreements with SHN in 2009 and 2008 were approximately $0.5 million and $0.6 million, respectively.  There was no expense incurred in 2010.  Additionally, on April 23, 2008, Platinum Holdings entered into a nonqualified share option agreement with the former chairman, under the terms of which he was granted a fully vested option for the purchase of 500,000 common shares at an exercise price of $36.00 per share.  All options were exercised prior to their expiration in 2010.

14.	Operating Segment Information

We have organized our worldwide reinsurance business into the following three operating segments: Property and Marine, Casualty and Finite Risk.  The Property and Marine segment includes principally property and marine reinsurance coverages that are written in the United States and international markets.  This operating segment includes property reinsurance, crop reinsurance and marine and aviation reinsurance.  The Property and Marine segment includes reinsurance contracts that are either catastrophe excess-of-loss, per-risk excess-of-loss or proportional contracts.  The Casualty segment includes reinsurance contracts that cover general and product liability, professional liability, accident and health, umbrella liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, and political risk.  We generally seek to write casualty reinsurance on an excess-of-loss basis.  We write first dollar proportional casualty reinsurance contracts on an opportunistic basis.  The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our risk, reinsurance contracts that we include in our Finite Risk segment typically provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through our finite risk contracts are generally consistent with the classes covered by our traditional products.  The finite risk reinsurance contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.

In managing our operating segments, we use measures such as net underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as net investment income, net realized gains on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses by segment.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of underwriting income to income before income taxes for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	Year ended December 31, 2010
	Property and Marine	Casualty	Finite Risk	Total

Net premiums written	$412,675	$329,397	$18,517	$760,589

Net premiums earned	418,763	343,812	17,419	779,994
Net losses and LAE	343,509	119,679	4,232	467,420
Net acquisition expenses	60,224	71,474	14,978	146,676
Other underwriting expenses	32,678	23,091	1,260	57,029
Segment underwriting income (loss)	$(17,648)	$129,568	$(3,051)	108,869

Net investment income				134,385
Net realized gains on investments				107,791
Net impairment losses on investments				(36,610)
Other income (expense)				(207)
Net changes in fair value of derivatives				(9,588)
Corporate expenses not allocated to segments				(25,607)
Net foreign currency exchange (losses) gains				(1,385)
Interest expense				(18,996)
Income before income taxes				$258,652

Ratios:
Net loss and LAE	82.0%	34.8%	24.3%	59.9%
Net acquisition expense	14.4%	20.8%	86.0%	18.8%
Other underwriting expense	7.8%	6.7%	7.2%	7.3%
Combined	104.2%	62.3%	117.5%	86.0%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	Year ended December 31, 2009
	Property and Marine	Casualty	Finite Risk	Total

Net premiums written	$517,011	$356,488	$24,335	$897,834

Net premiums earned	528,488	388,901	19,947	937,336
Net losses and LAE	250,646	226,511	1,185	478,342
Net acquisition expenses	66,992	88,841	20,586	176,419
Other underwriting expenses	37,331	25,644	1,412	64,387
Segment underwriting income (loss)	$173,519	$47,905	$(3,236)	218,188

Net investment income				163,941
Net realized gains on investments				78,630
Net impairment losses on investments				(17,603)
Other income (expense)				3,084
Net changes in fair value of derivatives				(9,741)
Corporate expenses not allocated to segments				(30,295)
Net foreign currency exchange (losses) gains				399
Interest expense				(19,027)
Income before income taxes				$387,576

Ratios:
Net loss and LAE	47.4%	58.2%	5.9%	51.0%
Net acquisition expense	12.7%	22.8%	103.2%	18.8%
Other underwriting expense	7.1%	6.6%	7.1%	6.9%
Combined	67.2%	87.6%	116.2%	76.7%

	Year ended December 31, 2008
	Property and Marine	Casualty	Finite Risk	Total

Net premiums written	$593,087	$430,084	$14,394	$1,037,565

Net premiums earned	599,110	503,300	12,386	1,114,796
Net losses and LAE	397,200	337,051	(16,018)	718,233
Net acquisition expenses	90,816	125,934	25,965	242,715
Other underwriting expenses	38,492	23,982	1,270	63,744
Segment underwriting income	$72,602	$16,333	$1,169	90,104

Net investment income				186,574
Net realized gains on investments				57,254
Net impairment losses on investments				(30,686)
Other income (expense)				337
Net changes in fair value of derivatives				(14,114)
Corporate expenses not allocated to segments				(24,464)
Net foreign currency exchange (losses) gains				(6,760)
Interest expense				(19,006)
Income before income taxes				$239,239

Ratios:
Net loss and LAE	66.3%	67.0%	(129.3%)	64.4%
Net acquisition expense	15.2%	25.0%	209.6%	21.8%
Other underwriting expense	6.4%	4.8%	10.3%	5.7%
Combined	87.9%	96.8%	90.6%	91.9%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

The following table presents our net premiums written for the years ended December 31, 2010, 2009 and 2008 by geographic location of the ceding company ($ in thousands):

	2010	2009	2008

United States	$527,097	$690,483	$756,933
International	233,492	207,351	280,632
Total	$760,589	$897,834	$1,037,565

15.	Commitments and Contingencies

Lease Commitments

The following table presents our future minimum annual lease commitments under various non-cancelable operating leases for our office facilities ($ in thousands):

Years Ending December 31,

2011	$2,779
2012	1,969
2013	1,003
2014	56
2015	59
Thereafter	97
Total	$5,963

Rent expense was $2.6 million, $2.7 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Litigation

In the normal course of business, we may become involved in various claims and legal proceedings.  We are not currently aware of any pending or threatened material litigation or arbitration other than in the ordinary course of our reinsurance business.

16.	Quarterly Financial Data (Unaudited)

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2010 and 2009 is unaudited.  However, in the opinion of management, all necessary adjustments have been made (consisting of normal recurring adjustments) to present fairly the results of operations for such periods ($ in thousands, except per share data):

	Three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Net premiums earned	$184,980	$183,404	$191,432	$220,178
Net investment income	30,430	31,078	35,372	37,505
Net losses and LAE	152,283	79,094	71,475	164,568
Net acquisition expenses	32,742	32,517	44,088	37,329
Operating expenses	20,731	20,004	20,160	21,741
Net income (loss) attributable to common shareholders	$(17,724)	$93,662	$124,139	$15,421

Earnings (loss) per common share:
Basic	$(0.46)	$2.31	$2.87	$0.34
Diluted	$(0.46)	$2.13	$2.68	$0.32

Average common shares outstanding:
Basic	38,670	40,485	43,225	45,431
Diluted	40,953	44,044	46,249	48,494

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

	Three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Net premiums earned	$227,584	$229,538	$232,462	$247,752
Net investment income	40,871	44,747	44,077	34,246
Net losses and LAE	109,993	99,240	124,945	144,164
Net acquisition expenses	47,916	50,009	38,338	40,156
Operating expenses	25,698	25,210	22,906	20,868
Net income attributable to common shareholders	$90,771	$109,468	$98,130	$83,621

Earnings per common share:
Basic	$1.88	$2.20	$1.94	$1.69
Diluted	$1.76	$2.10	$1.90	$1.58

Average common shares outstanding:
Basic	48,294	49,660	50,580	49,521
Diluted	51,467	52,039	51,594	53,702

17.	Subsequent Events

On January 17, 2011, the Company entered into an agreement to purchase, for an aggregate of $47.9 million in cash, common share options issued to RennaissanceRe in connection with the Company’s initial public offering in 2002.  The options provided RennaissanceRe with the right to purchase 2,500,000 common shares from the Company for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under the Company’s share repurchase program and were cancelled.

Between January 1, 2011 and February 16, 2011, we settled repurchases of 476,000 of our common shares in the open market for an aggregate amount of $21.3 million at a weighted average cost including commissions of $44.75 per share.  The shares we repurchased were canceled.  Our Board of Directors has approved increases in the repurchase program from time to time, most recently on February 16, 2011, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During 2011, flooding occurred in large areas of Australia and Cyclone Yasi made landfall in Northern Queensland, Australia.  The Company’s assessment of its exposure to these events is ongoing.  Information as of February 18, 2011 is not sufficient to arrive at reasonable estimates of net losses for these events.

18.	Condensed Consolidating Financial Information

Platinum Holdings fully and unconditionally guarantees the $250.0 million Series B Notes issued by Platinum Finance as described in Note 7.  The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Condensed Consolidating Balance Sheet December 31, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	$394	$3,224,227	$–	$3,224,621
Investment in subsidiaries	1,910,617	599,965	434,539	(2,945,121)	–
Cash and cash equivalents	45,035	7,347	935,495	–	987,877
Reinsurance assets	–	–	301,778	–	301,778
Inter-company loans*	–	75,000	–	(75,000)	–
Other assets	17,337	3,111	80,096	(507)	100,037
Total assets	$1,972,989	$685,817	$4,976,135	$(3,020,628)	$4,614,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	$–	$2,431,741	$–	$2,431,741
Debt obligations	–	250,000	–	–	250,000
Inter-company loans*	75,000	–	–	(75,000)	–
Other liabilities	2,534	1,592	33,498	(507)	37,117
Total liabilities	$77,534	$251,592	$2,465,239	$(75,507)	$2,718,858

Shareholders’ Equity
Common shares	$377	$–	$8,000	$(8,000)	$377
Additional paid-in capital	453,619	212,956	1,876,561	(2,089,517)	453,619
Accumulated other comprehensive income (loss)	(24,488)	1,509	(22,991)	21,482	(24,488)
Retained earnings	1,465,947	219,760	649,326	(869,086)	1,465,947
Total shareholders’ equity	$1,895,455	$434,225	$2,510,896	$(2,945,121)	$1,895,455

Total liabilities and shareholders’ equity	$1,972,989	$685,817	$4,976,135	$(3,020,628)	$4,614,313

* During 2010, Platinum Finance provided loans to Platinum Holdings of $75.0 million, due February 1, 2011, with interest payable at maturity at a rate of 80 basis points per annum.  These loans were fully repaid on February 1, 2011.

Condensed Consolidating Balance Sheet December 31, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	$26,426	$3,660,439	$–	$3,686,865
Investment in subsidiaries	2,023,276	546,946	341,627	(2,911,849)	–
Cash and cash equivalents	49,448	7,655	625,681	–	682,784
Reinsurance assets	–	–	424,527	–	424,527
Other assets	13,649	6,265	210,963	(3,475)	227,402
Total assets	$2,086,373	$587,292	$5,263,237	$(2,915,324)	$5,021,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	$–	$2,620,406	$–	$2,620,406
Debt obligations	–	250,000	–	–	250,000
Other liabilities	8,642	1,641	66,633	(3,475)	73,441
Total liabilities	$8,642	$251,641	$2,687,039	$(3,475)	$2,943,847

Shareholders’ Equity
Common shares	$459	$–	$6,250	$(6,250)	$459
Additional paid-in capital	883,425	212,608	1,883,156	(2,095,764)	883,425
Accumulated other comprehensive loss	(70,005)	(7,439)	(77,490)	84,929	(70,005)
Retained earnings	1,263,852	130,482	764,282	(894,764)	1,263,852
Total shareholders’ equity	$2,077,731	$335,651	$2,576,198	$(2,911,849)	$2,077,731

Total liabilities and shareholders’ equity	$2,086,373	$587,292	$5,263,237	$(2,915,324)	$5,021,578

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	$–	$779,994	$–	$779,994
Net investment income	82	209	134,172	(78)	134,385
Net realized gains on investments	–	81	107,710	–	107,791
Net impairment losses on investments	–	–	(36,610)	–	(36,610)
Other income (expense)	4,225	–	(4,432)	–	(207)
Total revenue	4,307	290	980,834	(78)	985,353

Expenses:
Net losses and loss adjustment expenses	–	–	467,420	–	467,420
Net acquisition expenses	–	–	146,676	–	146,676
Net changes in fair value of derivatives	–	–	9,588	–	9,588
Operating expenses	26,108	229	56,299	–	82,636
Net foreign currency exchange losses (gains)	–	–	1,381	4	1,385
Interest expense	78	18,996	–	(78)	18,996
Total expenses	26,186	19,225	681,364	(74)	726,701

Income (loss) before income taxes	(21,879)	(18,935)	299,470	(4)	258,652
Income tax expense (benefit)	600	(6,524)	49,078	–	43,154

Income (loss) before equity in earnings of subsidiaries	(22,479)	(12,411)	250,392	(4)	215,498

Equity in earnings of subsidiaries	237,977	101,689	89,157	(428,823)	–

Net income	$215,498	$89,278	$339,549	$(428,827)	$215,498

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2009	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	$–	$937,336	$–	$937,336
Net investment income	54	141	163,746	–	163,941
Net realized gains on investments	–	1	78,629	–	78,630
Net impairment losses on investments	–	–	(17,603)	–	(17,603)
Other income (expense)	4,724	–	(1,640)	–	3,084
Total revenue	4,778	142	1,160,468	–	1,165,388

Expenses:
Net losses and loss adjustment expenses	–	–	478,342	–	478,342
Net acquisition expenses	–	–	176,419	–	176,419
Net changes in fair value of derivatives	–	–	9,741	–	9,741
Operating expenses	29,640	371	64,671	–	94,682
Net foreign currency exchange losses (gains)	–	–	(400)	1	(399)
Interest expense	–	19,027	–	–	19,027
Total expenses	29,640	19,398	728,773	1	777,812

Income (loss) before income taxes	(24,862)	(19,256)	431,695	(1)	387,576
Income tax expense (benefit)	600	(6,684)	10,369	–	4,285

Income (loss) before equity in earnings of subsidiaries	(25,462)	(12,572)	421,326	(1)	383,291
Equity in earnings of subsidiaries	408,753	26,295	14,106	(449,154)	–

Net income	383,291	13,723	435,432	(449,155)	383,291
Preferred dividends	1,301	–	–	–	1,301

Net income attributable to common shareholders	$381,990	$13,723	$435,432	$(449,155)	$381,990

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2008	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	$–	$1,114,796	$–	$1,114,796
Net investment income	1,644	594	184,336	–	186,574
Net realized gains on investments	–	52	57,202	–	57,254
Net impairment losses on investments	–	–	(30,686)	–	(30,686)
Other income (expense)	2,390	–	(2,053)	–	337
Total revenue	4,034	646	1,323,595	–	1,328,275

Expenses:
Net losses and loss adjustment expenses	–	–	718,233	–	718,233
Net acquisition expenses	–	–	242,715	–	242,715
Net changes in fair value of derivatives	–	–	14,114	–	14,114
Operating expenses	23,937	358	63,913	–	88,208
Net foreign currency exchange losses (gains)	–	–	6,760	–	6,760
Interest expense	–	19,006	–	–	19,006
Total expenses	23,937	19,364	1,045,735	–	1,089,036

Income (loss) before income taxes	(19,903)	(18,718)	277,860	–	239,239
Income tax expense (benefit)	600	(6,149)	18,548	–	12,999

Income (loss) before equity in earnings of subsidiaries	(20,503)	(12,569)	259,312	–	226,240
Equity in earnings of subsidiaries	246,743	38,233	20,305	(305,281)	–

Net income	226,240	25,664	279,617	(305,281)	226,240
Preferred dividends	10,408	–	–	–	10,408

Net income attributable to common shareholders	$215,832	$25,664	$279,617	$(305,281)	$215,832

Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the Year Ended December 31, 2010	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(18,940)	$(9,404)	$53,073	$–	$24,729

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	–	10,572	3,331,239	–	3,341,811
Proceeds from sale of preferred stocks	–	–	5,176	–	5,176
Proceeds from sale of short-term investments	–	–	17,110	–	17,110
Proceeds from maturity or paydown of available-for-sale securities	–	521	226,553	–	227,074
Proceeds from maturity of short-term investments	–	20,400	438,925	–	459,325
Acquisition of fixed maturity available-for-sale securities	–	–	(2,687,690)	–	(2,687,690)
Acquisition of short-term investments	–	(5,398)	(619,090)	–	(624,488)
Dividends from subsidiaries	396,500	58,000	–	(454,500)	–
Inter-company loans	–	(75,000)	–	75,000	–
Net cash provided by (used in) investing activities	396,500	9,095	712,223	(379,500)	738,318

Financing Activities:
Dividends paid to common shareholders	(13,403)	–	(454,500)	454,500	(13,403)
Repurchase of common shares	(379,675)	–	–	–	(379,675)
Purchase of common share options	(98,520)	–	–	–	(98,520)
Proceeds from exercise of common share options	34,625	–	–	–	34,625
Inter-company loans	75,000	–	–	(75,000)	–
Net cash provided by (used in) financing activities	(381,973)	–	(454,500)	379,500	(456,973)

Effect of foreign currency exchange rate changes on cash	–	–	(981)	–	(981)

Net increase (decrease) in cash and cash equivalents	(4,413)	(309)	309,815	–	305,093

Cash and cash equivalents at beginning of year	49,448	7,655	625,681	–	682,784

Cash and cash equivalents at end of year	$45,035	$7,346	$935,496	$–	$987,877

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements, continued

Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the Year Ended December 31, 2009	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(7,639)	$(17,008)	$501,844	$–	$477,197

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	–	–	1,538,633	–	1,538,633
Proceeds from sale of fixed maturity trading securities	–	–	153,223	–	153,223
Proceeds from sale of short-term investments	–	–	365,676	–	365,676
Proceeds from maturity or paydown of available-for-sale securities	–	757	434,126	–	434,883
Proceeds from maturity of short-term investments	–	–	67,450	–	67,450
Acquisition of fixed maturity available-for-sale securities	–	(9,985)	(2,351,328)	–	(2,361,313)
Acquisition of fixed maturity trading securities	–	–	(164,748)	–	(164,748)
Acquisition of short-term investments	–	(14,944)	(369,149)	–	(384,093)
Dividends from subsidiaries	255,000	20,000	–	(275,000)	–
Proceeds from sale of subsidiary shares	–	–	15,377	(15,377)	–
Purchase of subsidiary shares	–	–	(18,367)	18,367	–
Net cash provided by (used in) investing activities	255,000	(4,172)	(329,107)	(272,010)	(350,289)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	–	–	–	(2,602)
Dividends paid to common shareholders	(16,099)	–	(275,000)	275,000	(16,099)
Repurchase of common shares	(252,296)	–	(15,377)	15,377	(252,296)
Proceeds from exercise of common share options	6,759	–	–	–	6,759
Proceeds from common share issuance	–	18,367	–	(18,367)	–
Net cash provided by (used in) financing activities	(264,238)	18,367	(290,377)	272,010	(264,238)

Effect of foreign currency exchange rate changes on cash	–	–	7,097	–	7,097

Net decrease in cash and cash equivalents	(16,877)	(2,813)	(110,543)	–	(130,233)

Cash and cash equivalents at beginning of year	66,325	10,468	736,224	–	813,017

Cash and cash equivalents at end of year	$49,448	$7,655	$625,681	$–	$682,784

Condensed Consolidating Statement of Cash Flows	Platinum	Platinum	Non-guarantor	Consolidating
For the Year Ended December 31, 2008	Holdings	Finance	Subsidiaries	Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(11,470)	$(12,479)	$152,848	$–	$128,899

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	–	1,970	1,534,781	–	1,536,751
Proceeds from sale of preferred stock	–	–	120	–	120
Proceeds from sale of short-term investments	–	–	143,302	–	143,302
Proceeds from maturity or paydown of available-for-sale securities	–	2,629	960,131	–	962,760
Proceeds from maturity of short-term investments	–	–	242,769	–	242,769
Acquisition of fixed maturity available-for-sale securities	–	–	(2,557,648)	–	(2,557,648)
Acquisition of short-term investments	–	–	(445,322)	–	(445,322)
Dividends from subsidiaries	305,000	–	–	(305,000)	–
Net cash provided by (used in) investing activities	305,000	4,599	(121,867)	(305,000)	(117,268)

Financing Activities:
Dividends paid to preferred shareholders	(10,408)	–	–	–	(10,408)
Dividends paid to common shareholders	(15,770)	–	(305,000)	305,000	(15,770)
Repurchase of common shares	(266,561)	–	–	–	(266,561)
Proceeds from exercise of common share options	25,941	–	–	–	25,941
Net cash provided by (used in) financing activities	(266,798)	–	(305,000)	305,000	(266,798)

Effect of foreign currency exchange rate changes on cash	–	–	(8,095)	–	(8,095)

Net increase (decrease) in cash and cash equivalents	26,732	(7,880)	(282,114)	–	(263,262)

Cash and cash equivalents at beginning of year	39,593	18,348	1,018,338	–	1,076,279

Cash and cash equivalents at end of year	$66,325	$10,468	$736,224	$–	$813,017

Platinum Underwriters Holdings, Ltd. and Subsidiaries

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided elsewhere in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

Under date of February 18, 2011, we reported on the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the two year period then ended December 31, 2010 and 2009, which are included in the December 31, 2010 annual report on Form 10-K.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the 2010 and 2009 information on the related consolidated financial statement schedules appearing on pages S-4 through S-9 of the Form 10-K.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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
February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

Under date of February 26, 2009, we reported on the consolidated statement of operations and comprehensive income, shareholders' equity and cash flows of Platinum Underwriters Holdings, Ltd. and subsidiaries for the year ended December 31, 2008, which are included in the December 31, 2008 annual report on Form 10-K.  In connection with our audit of the aforementioned consolidated financial statements, we also audited the 2008 information on the related consolidated financial statement schedules appearing on pages S-6 through S-9 of the Form 10-K.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 26, 2009

SCHEDULE I
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
As of December 31, 2010
($ in thousands)

	Cost*	Fair Value	Amount at which shown in Balance Sheet

Fixed maturity securities:
Bonds:
U.S. Government and government agencies and authorities	$524,906	$508,071	$508,071
States, municipalities and political subdivisions	1,457,101	1,452,744	1,452,744
Foreign governments	208,910	216,395	216,395
Foreign corporate	100,181	105,910	105,910
Public utilities	139,991	143,485	143,485
All other corporate	633,044	621,368	621,368
Total fixed maturity securities	3,064,133	3,047,973	3,047,973
Short-term investments	176,645	176,648	176,648
Total investments	$3,240,778	$3,224,621	$3,224,621

*Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums and discounts.

See accompanying reports of the independent registered public accounting firms.

SCHEDULE II
Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Balance Sheets
December 31, 2010 and 2009
($ in thousands, except share data)

	2010	2009

ASSETS
Investments in subsidiaries	$1,910,617	$2,023,276
Cash and cash equivalents	45,035	49,448
Other assets	17,337	13,649
Total assets	$1,972,989	$2,086,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Inter-company loans	$75,000	$–
Other liabilities	2,534	8,642
Total liabilities	$77,534	$8,642

Shareholders' equity
Common shares, $.01 par value, 200,000,000 shares authorized, 37,757,926 and 45,942,639 shares issued and outstanding, respectively	$377	$459
Additional paid-in capital	453,619	883,425
Accumulated other comprehensive loss	(24,488)	(70,005)
Retained earnings	1,465,947	1,263,852
Total shareholders' equity	$1,895,455	$2,077,731

Total liabilities and shareholders' equity	$1,972,989	$2,086,373

See accompanying reports of the independent registered public accounting firms.

SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2010, 2009 and 2008
($ in thousands)

	2010	2009	2008

Revenue:
Net investment income	$82	$54	$1,644
Other income	4,225	4,724	2,390
Total revenue	4,307	4,778	4,034

Expenses:
Operating expenses	26,108	29,640	23,937
Interest expense on inter-company loans	78	–	–
Total expenses	26,186	29,640	23,937

Loss before income taxes	(21,879)	(24,862)	(19,903)
Income tax expense	600	600	600

Net loss before equity in earnings of subsidiaries	(22,479)	(25,462)	(20,503)
Equity in earnings of subsidiaries	237,977	408,753	246,743

Net income	215,498	383,291	226,240
Preferred dividends	–	1,301	10,408

Net income attributable to common shareholders	$215,498	$381,990	$215,832

See accompanying reports of the independent registered public accounting firms.

SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2010, 2009 and 2008
($ in thousands)

	2010	2009	2008

Operating Activities:
Net loss before equity in earnings of subsidiaries	$(22,479)	$(25,462)	$(20,503)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Share-based compensation	5,917	6,865	7,057
Depreciation and amortization	76	403	445
Other net	(2,454)	10,555	1,531
Net cash provided by (used in) operating activities	(18,940)	(7,639)	(11,470)

Investing Activities:
Dividends from subsidiaries	396,500	255,000	305,000
Net cash provided by (used in) investing activities	396,500	255,000	305,000

Financing Activities:
Dividends paid to preferred shareholders	–	(2,602)	(10,408)
Dividends paid to common shareholders	(13,403)	(16,099)	(15,770)
Repurchase of common shares	(379,675)	(252,296)	(266,561)
Purchase of common share options	(98,520)	–	–
Proceeds from exercise of share options	34,625	6,759	25,941
Proceeds from inter-company loans	75,000	–	–
Net cash provided by (used in) financing activities	(381,973)	(264,238)	(266,798)

Net increase (decrease) in cash and cash equivalents	(4,413)	(16,877)	26,732

Cash and cash equivalents at beginning of year	49,448	66,325	39,593

Cash and cash equivalents at end of year	$45,035	$49,448	$66,325

Supplemental disclosures of cash flow information:
Income taxes paid	$600	$600	$600
Interest paid	$–	$–	$–

See accompanying reports of the independent registered public accounting firms.

SCHEDULE III
Platinum Underwriters Holdings, Ltd.
Supplementary Insurance Information
($ in thousands)

Period	Deferred policy acquisition costs	Net unpaid losses and loss adjustment expenses	Net unearned premiums	Other policy claims and benefits payable	Net earned premium	Net investment income	Net losses and loss adjustment expenses incurred	Amortization of deferred policy acquisition costs	Other operating expenses	Net written premiums

Year ended December 31, 2010:
Property and Marine	$6,184	523,283	25,982		418,763		343,509	45,781		$412,675
Casualty	28,462	1,597,740	115,663		343,812		119,679	56,948		329,397
Finite Risk	1,938	87,443	8,869		17,419		4,232	11,019		18,517
Total	$36,584	2,208,466	150,514	–	779,994	134,385	467,420	113,748	25,607	$760,589

Year ended December 31, 2009:
Property and Marine	$6,840	470,288	32,194		528,488		250,646	48,815		$517,011
Casualty	31,854	1,753,160	130,174		388,901		226,511	71,270		356,488
Finite Risk	1,733	111,560	7,771		19,947		1,185	13,553		24,335
Total	$40,427	2,335,008	170,139	–	937,336	163,941	478,342	133,638	30,295	$897,834

Year ended December 31, 2008:
Property and Marine	$8,816	527,844	42,739		599,110		397,200	62,889		$593,087
Casualty	41,009	1,754,386	161,871		503,300		337,051	102,868		430,084
Finite Risk	894	169,815	3,383		12,386		(16,018)	16,861		14,394
Total	$50,719	2,452,045	207,993	–	1,114,796	186,574	718,233	182,618	24,464	$1,037,565

See accompanying reports of the independent registered public accounting firms.

SCHEDULE IV
Platinum Underwriters Holdings, Ltd.
Reinsurance
($ in thousands)

Description	Direct Amount	Ceded to other companies	Assumed from other companies	Net Amount	Percentage of amount assumed to net

Property and liability premiums written:
Year ended December 31, 2010:
Property and Marine	$–	$18,937	$431,612	$412,675	104.6%
Casualty	–	–	329,397	329,397	100.0%
Finite Risk	–	–	18,517	18,517	100.0%
Total	$–	$18,937	$779,526	$760,589	102.5%

Year ended December 31, 2009:
Property and Marine	$–	$26,840	$543,851	$517,011	105.2%
Casualty	–	–	356,488	356,488	100.0%
Finite Risk	–	–	24,335	24,335	100.0%
Total	$–	$26,840	$924,674	$897,834	103.0%

Year ended December 31, 2008:
Property and Marine	$–	$29,084	$622,171	$593,087	104.9%
Casualty	–	(33)	430,051	430,084	100.0%
Finite Risk	–	–	14,394	14,394	100.0%
Total	$–	$29,051	$1,066,616	$1,037,565	102.8%

See accompanying reports of the independent registered public accounting firms.