Form 10-Q
period 2011-03-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2011-04-29
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
     Yes ___     No  X

The registrant had 37,269,612 common shares, par value $0.01 per share, outstanding as of April 20, 2011.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	March 31, 2011	December 31, 2010
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $2,811,235 and $2,889,502, respectively)	$2,800,128	$2,865,827
Fixed maturity trading securities at fair value (amortized cost – $174,025 and $174,631, respectively)	178,253	182,146
Short-term investments	97,153	176,648
Total investments	3,075,534	3,224,621
Cash and cash equivalents	1,064,731	987,877
Accrued investment income	33,855	31,288
Reinsurance premiums receivable	208,959	162,682
Reinsurance recoverable on ceded losses and loss adjustment expenses	45,577	13,973
Prepaid reinsurance premiums	4,415	4,461
Funds held by ceding companies	76,914	84,078
Deferred acquisition costs	36,417	36,584
Deferred tax assets	47,105	47,777
Other assets	23,267	20,972
Total assets	$4,616,774	$4,614,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,428,477	$2,217,378
Unearned premiums	167,516	154,975
Debt obligations	250,000	250,000
Commissions payable	64,816	59,388
Other liabilities	40,792	37,117
Total liabilities	$2,951,601	$2,718,858

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized, 37,269,612 and 37,757,926 shares issued and outstanding, respectively	$373	$377
Additional paid-in capital	371,493	453,619
Accumulated other comprehensive loss	(12,484)	(24,488)
Retained earnings	1,305,791	1,465,947
Total shareholders' equity	$1,665,173	$1,895,455

Total liabilities and shareholders' equity	$4,616,774	$4,614,313

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
($ in thousands, except per share data)

	2011	2010

Revenue:
Net premiums earned	$182,881	$220,178
Net investment income	32,378	37,505
Net realized gains on investments	407	5,457
Total other-than-temporary impairments	1,048	(12,638)
Portion of impairment losses recognized in accumulated other comprehensive loss	(2,555)	(5,464)
Net impairment losses on investments	(1,507)	(18,102)
Other income	1,096	273
Total revenue	215,255	245,311

Expenses:
Net losses and loss adjustment expenses	319,595	164,568
Net acquisition expenses	33,950	37,329
Net changes in fair value of derivatives	(3,726)	2,315
Operating expenses	17,151	21,741
Net foreign currency exchange losses (gains)	189	(1,229)
Interest expense	4,766	4,760
Total expenses	371,925	229,484

Income (loss) before income taxes	(156,670)	15,827
Income tax expense	522	406

Net income (loss)	$(157,192)	$15,421

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(4.20)	$0.34
Diluted earnings (loss) per common share	$(4.20)	$0.32

Comprehensive income (loss):
Net income (loss)	$(157,192)	$15,421
Other comprehensive income – net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	12,004	47,872
Comprehensive income (loss)	$(145,188)	$63,293

Shareholder dividends:
Common shareholder dividends declared	$2,964	$3,655
Dividends declared per common share	$0.08	$0.08

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
($ in thousands)

	2011	2010

Common shares:
Balances at beginning of period	$377	$459
Exercise of common share options	–	2
Settlement of equity awards	4	3
Repurchase of common shares	(8)	(17)
Balances at end of period	373	447

Additional paid-in capital:
Balances at beginning of period	453,619	883,425
Exercise of common share options	725	6,811
Issuance of common shares	2	5
Share based compensation	1,107	3,559
Settlement of equity awards	(2,531)	(966)
Repurchase of common shares	(33,899)	(63,204)
Purchase of common share options	(47,900)	–
Tax benefit from share based compensation	370	82
Balances at end of period	371,493	829,712

Accumulated other comprehensive loss:
Balances at beginning of period	(24,488)	(70,005)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes:
Change in unrealized gains and losses	9,499	52,062
Non-credit component of impairment losses	2,505	(4,190)
Balances at end of period	(12,484)	(22,133)

Retained earnings:
Balances at beginning of period	1,465,947	1,263,852
Net income (loss)	(157,192)	15,421
Common share dividends	(2,964)	(3,655)
Balances at end of period	1,305,791	1,275,618

Total shareholders’ equity	$1,665,173	$2,083,644

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2011 and 2010
($ in thousands)

	2011	2010

Operating Activities:
Net income (loss)	$(157,192)	$15,421
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	1,531	2,794
Net realized gains on investments	(407)	(5,457)
Net impairment losses on investments	1,507	18,102
Net foreign currency exchange losses (gains)	189	(1,229)
Share-based compensation	1,107	3,559
Deferred income tax expense	108	1,364
Fixed maturity trading securities activities, net	–	1,403
Changes in assets and liabilities:
Increase in accrued investment income	(2,484)	(2,308)
Increase in reinsurance premiums receivable	(44,426)	(51,557)
Decrease (increase) in funds held by ceding companies	7,460	(1,373)
Decrease (increase) in deferred acquisition costs	259	(3,041)
Increase in net unpaid losses and loss adjustment expenses	170,975	39,080
Increase in net unearned premiums	11,905	27,249
Increase in commissions payable	5,271	6,100
Changes in other assets and liabilities	(1,040)	(15,683)
Other net	9	–
Net cash provided by (used in) operating activities	(5,228)	34,424

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	60,524	280,339
Proceeds from sale of fixed maturity trading securities	5,225	–
Proceeds from sale of short-term investments	25,995	9,372
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	47,901	87,452
Proceeds from maturity of short-term investments	63,700	1,300
Acquisition of fixed maturity available-for-sale securities	(29,238)	(286,490)
Acquisition of short-term investments	(10,948)	(213,033)
Net cash provided by (used in) investing activities	163,159	(121,060)

Financing Activities:
Dividends paid to common shareholders	(2,964)	(3,655)
Repurchase of common shares	(33,907)	(63,221)
Purchase of common share options	(47,900)	–
Proceeds from exercise of common share options	725	6,813
Net cash provided by (used in) financing activities	(84,046)	(60,063)

Effect of foreign currency exchange rate changes on cash	2,969	(3,043)

Net increase (decrease) in cash and cash equivalents	76,854	(149,742)

Cash and cash equivalents at beginning of period	987,877	682,784

Cash and cash equivalents at end of period	$1,064,731	$533,042

Supplemental disclosures of cash flow information:
Income taxes paid	$236	$7,286
Interest paid	$–	$–

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2011 and 2010

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements included in this report as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could materially differ from these estimates.  The major estimates used in the preparation of the Company's consolidated financial statements, and therefore considered to be critical accounting estimates, include premiums written and earned, unpaid losses and loss adjustment expenses (“LAE”), reinsurance recoverable, valuation of investments and income taxes.  In addition, estimates are used to evaluate risk transfer for assumed and ceded reinsurance transactions.  Results of changes in estimates are reflected in results of operations in the period in which the change is made.  The results of operations for any interim period are not necessarily indicative of results for the full year.

Recently Issued Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”).  ASU 2010-26 modifies the types of costs that may be deferred, allowing insurance companies to only defer costs directly related to successful acquisition of new or renewal contracts.  These costs include incremental direct costs of successful contracts, the portion of employees’ salaries and benefits related to time spent on acquisition activities for successful contracts and other costs incurred in the acquisition of contracts.  Additional disclosure of the type of acquisition costs capitalized is also required.  ASU 2010-26 is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period.  We are currently evaluating the impact of the adoption of ASU 2010-26 on our financial position and results of operations.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2011 and 2010

2.	Investments

Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities as of March 31, 2011 and December 31, 2010 ($ in thousands):

		Included in Accumulated Other Comprehensive Loss
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit OTTI (1)
March 31, 2011:
U.S. Government	$408,856	$1,927	$20,604	$390,179	$–
U.S. Government agencies	100,000	487	–	100,487	–
Corporate bonds	321,784	14,950	1,144	335,590	–
Commercial mortgage-backed securities	193,231	11,095	981	203,345	–
Residential mortgage-backed securities	162,130	3,121	26,182	139,069	14,215
Asset-backed securities	27,378	345	3,368	24,355	3,103
Municipal bonds	1,537,894	30,989	22,899	1,545,984	–
Non-U.S. governments	59,962	1,684	527	61,119	–
Total fixed maturity available-for-sale securities	$2,811,235	$64,598	$75,705	$2,800,128	$17,318

December 31, 2010:
U.S. Government	$408,843	$267	$17,807	$391,303	$–
U.S. Government agencies	100,000	547	–	100,547	–
Corporate bonds	349,370	18,589	1,059	366,900	–
Commercial mortgage-backed securities	195,050	9,656	1,393	203,313	43
Residential mortgage-backed securities	192,345	3,601	29,488	166,458	15,794
Asset-backed securities	28,203	289	4,924	23,568	4,644
Municipal bonds	1,540,701	25,591	28,860	1,537,432	–
Non-U.S. governments	74,990	1,859	543	76,306	–
Total fixed maturity available-for-sale securities	$2,889,502	$60,399	$84,074	$2,865,827	$20,481

(1)
Represents the amount of unrealized losses on impaired securities that were not realized in earnings as of the reporting date.  These unrealized losses are included in gross unrealized losses as of March 31, 2011 and December 31, 2010.

Our available-for-sale securities are U.S. dollar denominated securities.  U.S. Government agencies consist of securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation.  Non-U.S. governments consist primarily of securities issued by governments and financial institutions that are explicitly guaranteed by the respective government.

Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of March 31, 2011 and December 31, 2010 ($ in thousands):

	March 31, 2011	December 31, 2010

Non-U.S. dollar denominated securities:
Non-U.S. governments	$142,043	$140,089
U.S. Government agencies	16,220	15,903
Corporate bonds	71	68
Insurance-linked securities	19,919	26,086
Total fixed maturity trading securities	$178,253	$182,146

We have elected to record our investments in insurance-linked securities at fair value.  Insurance-linked securities have exposure to catastrophe loss, which we actively manage.  We believe that the various risk elements of insurance-linked securities are more appropriately accounted for in accordance with the fair value measurement attributes of FASB Accounting Standards Codification (“ASC”) 825, “Financial Instruments” (“ASC 825”).  The mark-to-market adjustments on securities recognized under ASC 825 contributed $1.2 million of net realized losses on investments for the three months ended March 31, 2011 and $0.8 million of net realized gains on investments for the three months ended March 31, 2010.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2011 and 2010

At acquisition we determine our trading intent in the near term for securities accounted for in accordance with ASC 825.  If we do not intend to sell these securities in the near term, the purchases and sales are included in investing activities in our consolidated statements of cash flows, otherwise they are included in operating activities.  For the three months ended March 31, 2011, there were proceeds from sales of $5.2 million and no purchases of trading securities accounted for in accordance with ASC 825 and included in investing activities of the statements of cash flows.  For the three months ended March 31, 2010, there were no purchases or sales of trading securities accounted for in accordance with ASC 825.

Other-Than-Temporary Impairments

We consider the creditworthiness of our corporate bond portfolio by reviewing various performance metrics of the issuer, including financial condition and credit ratings as well as other public information.  We determined that none of our corporate bonds were other-than-temporarily impaired for the three months ended March 31, 2011 and 2010.  As of March 31, 2011, the single largest unrealized loss within our corporate bond portfolio was $0.4 million related to a security with an amortized cost of $10.1 million.

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded no net impairment losses related to CMBS for the three months ended March 31, 2011 and net impairment losses of $7.7 million for the three months ended March 31, 2010.  As of March 31, 2011, the single largest unrealized loss within our CMBS portfolio was $0.4 million related to a security with an amortized cost of $4.8 million.

Our residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Our securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded net impairment losses related to non-agency RMBS of $0.9 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.   As of March 31, 2011, the single largest unrealized loss within our RMBS portfolio was $5.2 million related to a non-agency RMBS security with an amortized cost of $6.4 million.

We also recorded net impairment losses related to sub-prime ABS of $0.6 million and $9.4 million for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, the single largest unrealized loss within our sub-prime ABS portfolio was $2.1 million related to a security with an amortized cost of $6.8 million.

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the three months ended March 31, 2011 and 2010 ($ in thousands):

	2011	2010

Beginning balance, January 1	$48,845	$18,695
Credit losses on securities not previously impaired	–	6,675
Additional credit losses on securities previously impaired	1,507	11,427
Reduction for paydowns and securities sold	(2,115)	–
Reduction for increases in cash flows expected to be collected	(99)	(245)
Ending balance, March 31	$48,138	$36,552

As of March 31, 2011, the total cumulative credit losses related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit losses we recorded on CMBS of $5.2 million were on four securities issued from 2006 to 2007.  As of March 31, 2011, 6.0% of the mortgage pools backing these securities were 90 days or more past due and 0.1% of the mortgage pools had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgage pools were greater than the remaining credit support of 18.1%.   The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $42.9 million were on twenty-five securities issued from 2004 to 2007.  As of March 31, 2011, 22.2% of the mortgage pools backing these securities were 90 days or more past due and 5.5% of the mortgage pools had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgage pools were greater than the remaining credit support of 11.1%.

Unrealized Gains and Losses

The following table sets forth the net changes in unrealized gains and losses on our available-for-sale securities for the three months ended March 31, 2011 and 2010 ($ in thousands):

	2011	2010

Gross change in unrealized gains and losses	$12,568	$55,728
Less: deferred tax	(564)	(7,856)
Net change in unrealized gains and losses	$12,004	$47,872

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2011 and 2010

The following table sets forth our gross unrealized losses on fixed maturity securities classified as available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010 ($ in thousands):

	March 31, 2011		December 31, 2010
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Less than twelve months:
U.S. Government	$281,316	$20,604	$388,087	$17,807
Corporate bonds	40,645	1,087	37,334	1,059
Commercial mortgage-backed securities	9,746	281	–	–
Residential mortgage-backed securities	24,117	166	17,103	431
Asset-backed securities	–	–	–	–
Municipal bonds	603,745	22,791	670,592	28,773
Non-U.S. governments	9,471	527	4,455	543
Total	$969,040	$45,456	$1,117,571	$48,613

Twelve months or more:
U.S. Government	$–	$–	$–	$–
Corporate bonds	6,330	57	–	–
Commercial mortgage-backed securities	7,006	700	22,016	1,393
Residential mortgage-backed securities	57,489	26,016	56,297	29,057
Asset-backed securities	21,956	3,368	21,816	4,924
Municipal bonds	2,007	108	2,032	87
Non-U.S. governments	–	–	–	–
Total	$94,788	$30,249	$102,161	$35,461

Total unrealized losses:
U.S. Government	$281,316	$20,604	$388,087	$17,807
Corporate bonds	46,975	1,144	37,334	1,059
Commercial mortgage-backed securities	16,752	981	22,016	1,393
Residential mortgage-backed securities	81,606	26,182	73,400	29,488
Asset-backed securities	21,956	3,368	21,816	4,924
Municipal bonds	605,752	22,899	672,624	28,860
Non-U.S. governments	9,471	527	4,455	543
Total	$1,063,828	$75,705	$1,219,732	$84,074

The fair values of fixed maturity available-for-sale securities included in the table above relate only to securities in an unrealized loss position as of the reporting date.

We believe that the gross unrealized losses in our available-for-sale portfolio represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.

Net Investment Income

The following table sets forth our net investment income for the three months ended March 31, 2011 and 2010 ($ in thousands):

	2011	2010

Fixed maturity securities	$31,851	$38,064
Short-term investments and cash and cash equivalents	1,506	206
Funds held by ceding companies	218	453
Subtotal	33,575	38,723
Less: investment expenses	1,197	1,218
Net investment income	$32,378	$37,505

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2011 and 2010

Net Realized Gains on Investments

The following table sets forth our net realized gains on investments for the three months ended March 31, 2011 and 2010 ($ in thousands):

	2011	2010

Gross realized gains on the sale of investments	$3,944	$4,713
Gross realized losses on the sale of investments	(3)	(2)
Net realized gains on the sale of investments	3,941	4,711
Mark-to-market adjustments on fixed maturity trading securities	(3,534)	746
Net realized gains on investments	$407	$5,457

Maturities

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.  The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of March 31, 2011 ($ in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$105,720	$106,563
Due from one to five years	724,286	743,047
Due from five to ten years	887,736	881,675
Due in ten or more years	884,779	880,327
Mortgage-backed and asset-backed securities	382,739	366,769
Total	$2,985,260	$2,978,381

3.	Fair Value Measurements

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

The following table presents the fair value measurement levels for all financial assets and liabilities which the Company has recorded at fair value as of March 31, 2011 and December 31, 2010 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3

March 31, 2011:
Financial assets:
Investments:
U.S. Government	$390,179	$390,179	$–	$–
U.S. Government agencies	116,707	–	116,707	–
Corporate bonds	335,661	–	335,661	–
Commercial mortgage-backed securities	203,345	–	203,345	–
Residential mortgage-backed securities	139,069	–	135,764	3,305
Asset-backed securities	24,355	–	23,446	909
Municipal bonds	1,545,984	–	1,545,984	–
Non-U.S. governments	203,162	58,120	145,042	–
Insurance-linked securities	19,919	–	19,919	–
Short-term investments	97,153	–	97,153	–
Total investments	3,075,534	448,299	2,623,021	4,214
Derivative instrument	1,257	–	–	1,257
Total	$3,076,791	$448,299	$2,623,021	$5,471

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2011 and 2010

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
December 31, 2010:
Financial assets:
Investments:
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

Our financial assets and liabilities recorded at fair value include fixed maturity securities, short-term investments and a derivative instrument.   The fair values of our fixed maturity securities and short-term investments are generally based on prices obtained from independent pricing vendors, index providers, or broker-dealers using observable inputs.  Fixed maturity securities are generally valued using the market approach.  The inputs used to determine the fair value of our financial assets and liabilities are as follows:

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2011 and 2010

Insurance-linked securities
The fair values of insurance-linked securities were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark securities, bids, credit risks and specific catastrophic events.  The fair value measurements were classified as Level 2.

Short-term investments	Short-term investments were generally carried at amortized cost, which approximates fair value, and were classified as Level 2.

Derivative instrument
The fair value of our derivative instrument was determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models.  Unobservable inputs used in the internal valuation pricing model included the unpaid contract premiums, probability of losses triggered under the covered perils for first and second events, the remaining time to the end of the annual contract period and the seasonality of risks.  The valuation was based on the use of significant unobservable inputs and therefore the fair value measurement was classified as Level 3.  See Note 4 for additional disclosure on our derivative instrument.

The following table reconciles the beginning and ending balance for our Level 3 financial assets and liabilities measured at fair value using significant unobservable inputs for the three months ended March 31, 2011 and 2010 ($ in thousands):

	2011	2010

Beginning balance, January 1	$(1,353)	$(4,677)
Purchases	–	–
Issuances	–	–
Settlements	2,402	2,190
Sales, maturities and paydowns	(76)	–
Total net realized gains included in earnings	–	–
Total increase (decrease) in fair value of the derivative instrument included in earnings	3,726	(2,315)
Total net unrealized gains (losses) included in comprehensive income	772	–
Transfers in and/or out of Level 3	–	–
Ending balance, March 31	$5,471	$(4,802)

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$3,726	$(2,315)

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2011 and 2010.

The carrying amounts of our financial assets and liabilities were equal to fair values at March 31, 2011 and December 31, 2010, except for the debt obligations on our consolidated balance sheets.  The debt obligations were recorded at cost with a carrying value of $250.0 million at March 31, 2011 and December 31, 2010, and had a fair value of $264.8 million and $260.9 million at March 31, 2011 and December 31, 2010, respectively.

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

During the three months ended March 31, 2011, Japan’s Tohoku earthquake qualified as a first event under this agreement and resulted in an increase in the fair value of the derivative instrument due to the increased probability of a recovery.  A recovery would be made only if a second qualifying catastrophic event occurred by July 31, 2011.  Under the terms of the agreement, we pay Topiary approximately $9.7 million during each of the three annual periods.  The net derivative asset of $1.3 million at March 31, 2011 and the net derivative liability of $4.9 million at December 31, 2010 were included in other assets and other liabilities, respectively, on our consolidated balance sheets.  The increase in fair value of $3.7 million for the three months ended March 31, 2011 and decrease in fair value of $2.3 million for the three months ended March 31, 2010 were included in the net changes in fair value of derivatives on our consolidated statements of operations.

Topiary’s limit of loss is collateralized with high quality investment grade securities held in an account for the benefit of the Company.  The performance of the securities in the collateral account is guaranteed under a total return swap agreement with Goldman Sachs International whose obligations under the swap agreement are guaranteed by Goldman Sachs Group, Inc.

Topiary is a variable interest entity under U.S. GAAP.  We have concluded that we are not the primary beneficiary of Topiary and, accordingly, we have not consolidated this entity in our consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2011 and 2010

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

The 2003 income tax return of our U.S.-based subsidiaries is currently under examination by the U.S. Internal Revenue Service.  The income tax returns that remain open to examination are for calendar years 2006 and forward.

6.	Share Repurchases and Option Purchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on February 16, 2011 to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During the three months ended March 31, 2011, in accordance with the share repurchase program, we repurchased 762,000  of our common shares in the open market for an aggregate amount of $33.9 million at a weighted average cost including commissions of $44.50 per share.  The shares we repurchased were canceled. In January, 2011, the Company purchased, for an aggregate of $47.9 million in cash, the common share options issued to RenaissanceRe Holdings Ltd. (“RenaissanceRe”) in connection with the Company’s initial public offering in 2002.  The options provided RenaissanceRe with the right to purchase 2,500,000 common shares from the Company for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under the Company’s share repurchase program and were canceled.  As of March 31, 2011, the remaining amount available under the repurchase program was $237.4 million.

7.	Earnings (Loss) per Common Share

The following is a reconciliation of the basic and diluted earnings (loss) per common share computations for the three months ended March 31, 2011 and 2010 ($ and amounts in thousands, except per share data):

	2011	2010

Earnings:
Basic and Diluted
Net income (loss) available to common shareholders	$(157,192)	$15,421
Net income (loss) allocated to participating common shareholders (1)	(932)	–
Net income (loss) allocated to common shareholders	$(156,260)	$15,421

Common Shares:
Basic
Weighted average common shares outstanding	37,199	45,431

Diluted
Weighted average common shares outstanding	37,199	45,431
Effect of dilutive securities:
Common share options	438	2,540
Restricted share units	385	523
Adjusted weighted average common shares outstanding	38,022	48,494

Earnings (Loss) Per Common Share:
Basic earnings (loss) per common share	$(4.20)	$0.34

Diluted earnings (loss) per common share (2)	$(4.20)	$0.32

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plans that are considered to be participating securities.

(2)
During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation as the effect of including potential dilutive shares would be anti-dilutive.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2011 and 2010

8.	Operating Segment Information

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

In managing our operating segments, we use measures such as net underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as net investment income, net realized gains on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses by segment.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of underwriting income (loss) to income (loss) before income taxes for the three months ended March 31, 2011 and 2010 ($ in thousands):

	Three Months Ended March 31, 2011
	Property and Marine	Casualty	Finite Risk	Total

Net premiums written	$111,802	$80,519	$2,464	$194,785

Net premiums earned	97,905	80,824	4,152	182,881
Net losses and loss adjustment expenses	278,330	39,619	1,646	319,595
Net acquisition expenses	13,626	18,563	1,761	33,950
Other underwriting expenses	7,321	5,332	235	12,888
Segment underwriting income (loss)	$(201,372)	$17,310	$510	(183,552)

Net investment income				32,378
Net realized gains on investments				407
Net impairment losses on investments				(1,507)
Other income				1,096
Net changes in fair value of derivatives				3,726
Corporate expenses not allocated to segments				(4,263)
Net foreign currency exchange (losses) gains				(189)
Interest expense				(4,766)
Income (loss) before income taxes				$(156,670)

Underwriting ratios:
Net loss and loss adjustment expense	284.3%	49.0%	39.6%	174.8%
Net acquisition expense	13.9%	23.0%	42.4%	18.6%
Other underwriting expense	7.5%	6.6%	5.7%	7.0%
Combined	305.7%	78.6%	87.7%	200.4%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31, 2010
	Property and Marine	Casualty	Finite Risk	Total

Net premiums written	$146,785	$93,751	$6,891	$247,427

Net premiums earned	127,806	87,902	4,470	220,178
Net losses and loss adjustment expenses	126,627	31,530	6,411	164,568
Net acquisition expenses	16,231	17,727	3,371	37,329
Other underwriting expenses	8,699	6,470	338	15,507
Segment underwriting income (loss)	$(23,751)	$32,175	$(5,650)	2,774

Net investment income				37,505
Net realized gains on investments				5,457
Net impairment losses on investments				(18,102)
Other income				273
Net changes in fair value of derivatives				(2,315)
Corporate expenses not allocated to segments				(6,234)
Net foreign currency exchange (losses) gains				1,229
Interest expense				(4,760)
Income before income taxes				$15,827

Underwriting ratios:
Net loss and loss adjustment expense	99.1%	35.9%	143.4%	74.7%
Net acquisition expense	12.7%	20.2%	75.4%	17.0%
Other underwriting expense	6.8%	7.4%	7.6%	7.0%
Combined	118.6%	63.5%	226.4%	98.7%

9.	Statutory Regulations and Dividend Capacity

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of dividends or other distributions that can be paid by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance, without the prior approval of the relevant regulatory authorities.  Based on the regulatory restrictions, the maximum amount available for payment of dividends or other distributions by our reinsurance subsidiaries during 2011 without prior regulatory approval is as follows ($ in thousands):

Platinum Bermuda	$341,541
Platinum US	64,282
Total	$405,823

Platinum Bermuda made dividend payments of $180.0 million to Platinum Holdings during the three months ended March 31, 2011.  Platinum US paid no dividends to Platinum Finance during the three months ended March 31, 2011.  As of March 31, 2011, the remaining amount available for payment of dividends or other distributions by our reinsurance subsidiaries without regulatory approval was $225.8 million.

During the three months ended March 31, 2011, Platinum US repaid a $100.0 million surplus note to Platinum Regency, the parent company of Platinum Finance.  Platinum Regency subsequently paid dividends of $100.0 million to Platinum Holdings.

10.	Condensed Consolidating Financial Information

Platinum Holdings fully and unconditionally guarantees the $250.0 million Series B Notes issued by Platinum Finance.  The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2011 and 2010

Condensed Consolidating Balance Sheet March 31, 2011	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	$361	$3,075,173	$–	$3,075,534
Investment in subsidiaries	1,610,198	610,171	441,695	(2,662,064)	–
Cash and cash equivalents	46,799	82,505	935,427	–	1,064,731
Reinsurance assets	–	–	372,282	–	372,282
Other assets	10,470	4,610	90,940	(1,793)	104,227
Total assets	$1,667,467	$697,647	$4,915,517	$(2,663,857)	$4,616,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	$–	$2,660,809	$–	$2,660,809
Debt obligations	–	250,000	–	–	250,000
Other liabilities	2,294	6,288	34,003	(1,793)	40,792
Total liabilities	$2,294	$256,288	$2,694,812	$(1,793)	$2,951,601

Shareholders’ Equity
Common shares	$373	$–	$8,000	$(8,000)	$373
Additional paid-in capital	371,493	213,326	1,997,301	(2,210,627)	371,493
Accumulated other comprehensive income (loss)	(12,484)	2,558	(9,940)	7,382	(12,484)
Retained earnings	1,305,791	225,475	225,344	(450,819)	1,305,791
Total shareholders’ equity	$1,665,173	$441,359	$2,220,705	$(2,662,064)	$1,665,173

Total liabilities and shareholders’ equity	$1,667,467	$697,647	$4,915,517	$(2,663,857)	$4,616,774

Condensed Consolidating Balance Sheet December 31, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	$394	$3,224,227	$–	$3,224,621
Investment in subsidiaries	1,910,617	599,965	434,539	(2,945,121)	–
Cash and cash equivalents	45,035	7,347	935,495	–	987,877
Reinsurance assets	–	–	301,778	–	301,778
Inter-company loans (1)	–	75,000	–	(75,000)	–
Other assets	17,337	3,111	80,096	(507)	100,037
Total assets	$1,972,989	$685,817	$4,976,135	$(3,020,628)	$4,614,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	$–	$2,431,741	$–	$2,431,741
Debt obligations	–	250,000	–	–	250,000
Inter-company loans (1)	75,000	–	–	(75,000)	–
Other liabilities	2,534	1,592	33,498	(507)	37,117
Total liabilities	$77,534	$251,592	$2,465,239	$(75,507)	$2,718,858

Shareholders’ Equity
Common shares	$377	$–	$8,000	$(8,000)	$377
Additional paid-in capital	453,619	212,956	1,876,561	(2,089,517)	453,619
Accumulated other comprehensive income (loss)	(24,488)	1,509	(22,991)	21,482	(24,488)
Retained earnings	1,465,947	219,760	649,326	(869,086)	1,465,947
Total shareholders’ equity	$1,895,455	$434,225	$2,510,896	$(2,945,121)	$1,895,455

Total liabilities and shareholders’ equity	$1,972,989	$685,817	$4,976,135	$(3,020,628)	$4,614,313

(1) During 2010, Platinum Finance provided loans to Platinum Holdings of $75.0 million, due February 1, 2011.  These loans were repaid on February 1, 2011.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2011 and 2010

Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2011	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	$–	$182,881	$–	$182,881
Net investment income	2	53	32,376	(53)	32,378
Net realized gains on investments	–	–	407	–	407
Net impairment losses on investments	–	–	(1,507)	–	(1,507)
Other income (expense)	(725)	115	1,706	–	1,096
Total revenue	(723)	168	215,863	(53)	215,255

Expenses:
Net losses and loss adjustment expenses	–	–	319,595	–	319,595
Net acquisition expenses	–	–	33,950	–	33,950
Net changes in fair value of derivatives	–	–	(3,726)	–	(3,726)
Operating expenses	4,223	59	12,869	–	17,151
Net foreign currency exchange losses (gains)	–	–	189	–	189
Interest expense	53	4,766	–	(53)	4,766
Total expenses	4,276	4,825	362,877	(53)	371,925

Income (loss) before income taxes	(4,999)	(4,657)	(147,014)	–	(156,670)
Income tax expense (benefit)	(600)	(1,584)	2,706	–	522

Income (loss) before equity in earnings of subsidiaries	(4,399)	(3,073)	(149,720)	–	(157,192)
Equity in earnings of subsidiaries	(152,793)	8,787	5,739	138,267	–

Net income (loss)	$(157,192)	$5,714	$(143,981)	$138,267	$(157,192)

Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	$–	$220,178	$–	$220,178
Net investment income	10	46	37,449	–	37,505
Net realized gains on investments	–	–	5,457	–	5,457
Net impairment losses on investments	–	–	(18,102)	–	(18,102)
Other income (expense)	444	–	(171)	–	273
Total revenue	454	46	244,811	–	245,311

Expenses:
Net losses and loss adjustment expenses	–	–	164,568	–	164,568
Net acquisition expenses	–	–	37,329	–	37,329
Net changes in fair value of derivatives	–	–	2,315	–	2,315
Operating expenses	6,273	69	15,399	–	21,741
Net foreign currency exchange losses (gains)	–	–	(1,233)	4	(1,229)
Interest expense	–	4,760	–	–	4,760
Total expenses	6,273	4,829	218,378	4	229,484

Income (loss) before income taxes	(5,819)	(4,783)	26,433	(4)	15,827
Income tax expense (benefit)	–	(1,540)	1,946	–	406

Income (loss) before equity in earnings of subsidiaries	(5,819)	(3,243)	24,487	(4)	15,421
Equity in earnings of subsidiaries	21,240	14,584	11,072	(46,896)	–

Net income	$15,421	$11,341	$35,559	$(46,900)	$15,421

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2011 and 2010

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2011	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$810	$125	$(6,163)	$–	$(5,228)

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	–	–	60,524	–	60,524
Proceeds from sale of fixed maturity trading securities	–	–	5,225	–	5,225
Proceeds from sale of short-term investments	–	–	25,995	–	25,995
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	–	33	47,868	–	47,901
Proceeds from maturity of short-term investments	–	–	63,700	–	63,700
Acquisition of fixed maturity available-for-sale securities	–	–	(29,238)	–	(29,238)
Acquisition of short-term investments	–	–	(10,948)	–	(10,948)
Dividends from subsidiaries	280,000	–	–	(280,000)	–
Investment in subsidiary	(120,000)	–	–	120,000	–
Inter-company loans	–	75,000	100,000	(175,000)	–
Net cash provided by (used in) investing activities	160,000	75,033	263,126	(335,000)	163,159

Financing Activities:
Dividends paid to common shareholders	(2,964)	–	(280,000)	280,000	(2,964)
Repurchase of common shares	(33,907)	–	–	–	(33,907)
Purchase of common share options	(47,900)	–	–	–	(47,900)
Proceeds from exercise of common share options	725	–	–	–	725
Capital contribution from parent	–	–	120,000	(120,000)	–
Inter-company loans	(75,000)	–	(100,000)	175,000	–
Net cash provided by (used in) financing activities	(159,046)	–	(260,000)	335,000	(84,046)

Effect of foreign currency exchange rate changes on cash	–	–	2,969	–	2,969

Net increase (decrease) in cash and cash equivalents	1,764	75,158	(68)	–	76,854

Cash and cash equivalents at beginning of period	45,035	7,347	935,495	–	987,877

Cash and cash equivalents at end of period	$46,799	$82,505	$935,427	$–	$1,064,731

Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(9,101)	$1,135	$42,390	$–	$34,424

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	–	–	280,339	–	280,339

Proceeds from sale of short-term investments	–	–	9,372	–	9,372
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	–	41	87,411	–	87,452
Proceeds from maturity of short-term investments	–	–	1,300	–	1,300
Acquisition of fixed maturity available-for-sale securities	–	–	(286,490)	–	(286,490)
Acquisition of short-term investments	–	–	(213,033)	–	(213,033)
Dividends from subsidiaries	125,000	–	–	(125,000)	–

Net cash provided by (used in) investing activities	125,000	41	(121,101)	(125,000)	(121,060)

Financing Activities:
Dividends paid to common shareholders	(3,655)	–	(125,000)	125,000	(3,655)
Repurchase of common shares	(63,221)	–	–	–	(63,221)
Proceeds from exercise of common share options	6,813	–	–	–	6,813
Net cash provided by (used in) financing activities	(60,063)	–	(125,000)	125,000	(60,063)

Effect of foreign currency exchange rate changes on cash	–	–	(3,043)	–	(3,043)

Net increase (decrease) in cash and cash equivalents	55,836	1,176	(206,754)	–	(149,742)

Cash and cash equivalents at beginning of period	49,449	7,655	625,680	–	682,784

Cash and cash equivalents at end of period	$105,285	$8,831	$418,926	$–	$533,042

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended March 31, 2011 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see the “Note on Forward-Looking Statements” below.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a holding company that is domiciled in Bermuda and was organized in 2002.  We had approximately $1.9 billion in capital resources as of March 31, 2011.  Through our reinsurance subsidiaries we provide property and marine, casualty and finite risk reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis.

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

For the three months ended March 31, 2011, our Property and Marine, Casualty and Finite Risk operating segments accounted for approximately 58%, 41% and 1%, respectively, of our total net written premiums of $194.8 million.  As of March 31, 2011, we had total investments and cash and cash equivalents of $4.1 billion and shareholders’ equity of $1.7 billion.

Current Outlook

With the accumulation of insured international natural catastrophe losses over the past 15 months in combination with the introduction of catastrophe modeling changes for the U.S. wind peril, we generally expect property catastrophe reinsurance rates to improve for the balance of the year.  We do not believe that the market hardening will extend meaningfully to the non-catastrophe lines of business.  Approximately half of our U.S. wind-exposed business and a quarter of our U.S. earthquake-exposed business will be underwritten during the balance of the year.  We expect that property and marine business will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

In the Casualty segment, we expect insurance and reinsurance capacity to remain abundant for the rest of 2011 putting downward pressure on risk adjusted rates.  With intense competition, low interest rates, and positive loss cost trends, the expected profitability of many casualty treaties is eroding.  We expect that select casualty reinsurance treaties will offer adequate returns, however the amount of business we write in our Casualty segment will likely decrease during 2011 compared with the amount we wrote in 2010.

We expect a relatively low level of demand for products in our Finite Risk segment for the remainder of 2011.

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make many estimates and valuation assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities.  Actual results may differ materially from these estimates.  Our critical accounting estimates include premiums written and earned, unpaid losses and losses and loss adjustment expenses (“LAE”), reinsurance recoverable, valuation of investments and income taxes.  In addition, estimates are used to evaluate risk transfer for assumed and ceded reinsurance transactions.  Updates to our critical accounting estimates are discussed below.  For a detailed discussion of our other critical accounting estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2010 Form 10-K.

Reinsurance Recoverable

In order to limit the effect on our financial condition of large and multiple losses, we may buy retrocessional reinsurance, which is reinsurance for our own account.  Reinsurance recoverable, also referred to as “ceded loss reserves,” includes estimates of the recoveries from our retrocessional reinsurance that arise from claims from our reinsurance business.  These assets are estimates of future amounts recoverable from retrocessionaires for claims that have occurred at or before the balance sheet date.  Each quarter, after estimating the amount of unpaid losses and LAE, our actuaries review all retrocessional contracts.  Based on the structure of each retrocessional contract and the gross incurred loss, a recovery amount is estimated.

Results of Operations

Three Months Ended March 31, 2011 as Compared with the Three Months Ended March 31, 2010

Net income (loss) and diluted earnings (loss) per common share for the three months ended March 31, 2011 and 2010 were as follows ($ and amounts in thousands, except diluted earnings (loss) per common share):

	2011	2010	Net change

Underwriting income (loss)	$(183,552)	$2,774	$(186,326)
Net investment income	32,378	37,505	(5,127)
Net realized gains on investments	407	5,457	(5,050)
Net impairment losses on investments	(1,507)	(18,102)	16,595
Other revenues (expenses)	(4,396)	(11,807)	7,411
Income (loss) before income taxes	(156,670)	15,827	(172,497)
Income tax expense	(522)	(406)	(116)
Net income (loss)	$(157,192)	$15,421	$(172,613)
Weighted average shares outstanding for diluted earnings per common share	38,022	48,494	(10,472)
Diluted earnings (loss) per common share	$(4.20)	$0.32	$(4.52)

The net loss for the three months ended March 31, 2011 as compared with net income for the same period in 2010 was primarily due to a decrease in net underwriting income attributable to an increase in major catastrophe activity.  In addition, net investment income and net realized gains on investments decreased in the three months ended March 31, 2011 as compared to the same period in 2010, and were partially offset by a decrease in net impairment losses on investments.

The diluted loss per common share for the three months ended March 31, 2011 as compared with diluted earnings per common share for the three months ended March 31, 2010 was primarily due to an increase in losses arising from major catastrophes.

Underwriting Results

Underwriting income and loss consists of net premiums earned, less net losses and LAE, net acquisition expenses and operating costs related to underwriting operations.

Net underwriting loss was $183.6 million for the three months ended March 31, 2011 and net underwriting income was $2.8 million for the three months ended March 31, 2010.  The change in net underwriting result was due to an increase in losses arising from major catastrophes and a reduction in net favorable development.

Net losses arising from major catastrophes were $248.1 million and $89.0 million for the three months ended March 31, 2011 and 2010, respectively.  Net favorable development was $33.1 million and $49.5 million for the three months ended March 31, 2011 and 2010, respectively.  Net favorable or unfavorable development is the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions.  The net favorable development for the three months ended March 31, 2011 relating to prior years was substantially all in the Property and Marine and Casualty segments.

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as net investment income, net realized gains on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses to segments.  Segment underwriting income is reconciled to the U.S. GAAP measure of income before income taxes in Note 8 to the “Consolidated Financial Statements” in this Form 10-Q.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.

Property and Marine

The Property and Marine operating segment generated 57.4% and 59.3% of our net premiums written for the three months ended March 31, 2011 and 2010, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the three months ended March 31, 2011 and 2010 ($ in thousands):

	2011	2010	Increase (decrease)

Gross premiums written	$123,814	$152,545	$(28,731)
Ceded premiums written	12,012	5,760	6,252
Net premiums written	111,802	146,785	(34,983)

Net premiums earned	97,905	127,806	(29,901)
Net losses and LAE	278,330	126,627	151,703
Net acquisition expenses	13,626	16,231	(2,605)
Other underwriting expenses	7,321	8,699	(1,378)
Property and Marine segment underwriting loss	$(201,372)	$(23,751)	$(177,621)

Underwriting ratios:
Net loss and LAE	284.3%	99.1%	185.2 points
Net acquisition expense	13.9%	12.7%	1.2 points
Other underwriting expense	7.5%	6.8%	0.7 points
Combined	305.7%	118.6%	187.1 points

The Property and Marine segment underwriting loss increased by $177.6 million for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010, primarily due to an increase in net losses arising from major catastrophes.  Net losses arising from major catastrophes, net of reinstatement premiums and retrocessional recoveries, were $248.1 million and $89.0 million for the three months ended March 31, 2011 and 2010, respectively.  Net losses from major catastrophes for the three months ended March 31, 2011 were attributable to earthquakes in New Zealand and Japan, the 2011 floods in Australia and Cyclone Yasi in Australia.

Gross premiums written decreased by $28.7 million for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010.  Gross premiums written included reinstatement premiums related to major catastrophes of $12.8 million and $14.3 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease in gross premiums written was primarily due to decreases in the North American property classes, including catastrophe excess-of-loss, crop and per risk excess-of-loss business for the three months ended March 31, 2011 as compared with the same period in 2010.  The increase in ceded premiums written was the result of an increase in our purchases of retrocessional coverage on catastrophe business for the three months ended March 31, 2011 as compared with the same period in 2010.  Net premiums earned decreased by $29.9 million for the three months ended March 31, 2011 as compared with the same period in 2010, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $151.7 million for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010, primarily due to an increase in losses arising from major catastrophes. Net losses and LAE arising from major catastrophes, net of retrocessional recoveries and excluding reinstatement premiums earned, were $259.4 million and $101.1 million for the three months ended March 31, 2011 and 2010, respectively.  The following table sets forth the net losses and LAE by major catastrophe during the three months ended March 31, 2011:

Major Catastrophes	Gross Losses and LAE	Retrocessional Recoveries	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes

2011 New Zealand earthquake	$(141,472)	$–	$(141,472)	$4,558	$(136,914)
Japan earthquake	(126,206)	35,000	(91,206)	4,644	(86,562)
2011 Australian floods	(15,604)	–	(15,604)	753	(14,851)
Cyclone Yasi	(11,109)	–	(11,109)	1,383	(9,726)
Total	$(294,391)	$35,000	$(259,391)	$11,338	$(248,053)

For the three months ended March 31, 2010, net losses and LAE arising from major catastrophes of $101.1 million, excluding reinstatement premiums earned of $12.1 million, related to the earthquake in Chile and European Winterstorm Xynthia.  Net losses and LAE arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 262.4 points and 76.6 points for the three months ended March 31, 2011 and 2010, respectively.

Net favorable loss development was $12.2 million and $18.6 million for the three months ended March 31, 2011 and 2010, respectively.   Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 14.7 points and 15.3 points for the three months ended March 31, 2011 and 2010, respectively.  Net favorable loss development for the three months ended March 31, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the three months ended March 31, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per risk excess-of-loss	$6,875	$177	$192	$7,244
Catastrophe excess-of-loss (non-major events)	(11,879)	(191)	(162)	(12,232)
Property proportional	3,388	(60)	–	3,328
Major catastrophes	14,181	(5)	(19)	14,157
Other property	(331)	(134)	721	256
Total	$12,234	$(213)	$732	$12,753

Net favorable development in the property per risk excess-of-loss class arose primarily from North American business from most prior underwriting years.  Net unfavorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from an increase in loss advices from ceding companies related to fourth quarter 2010 events in Europe and Australia.  Net favorable development in the property proportional class arose primarily in the 2008 and 2009 underwriting years.  Net favorable development in the major catastrophes class arose primarily from the September 2010 earthquake in New Zealand and the December 2010 floods in Australia.

The following table sets forth the net favorable (unfavorable) development for the three months ended March 31, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per risk excess-of-loss	$9,355	$(505)	$72	$8,922
Catastrophe excess-of-loss (non-major events)	2,365	(107)	140	2,398
Crop	3,917	–	–	3,917
Property proportional	2,287	(7)	–	2,280
Other property	721	(236)	639	1,124
Total	$18,645	$(855)	$851	$18,641

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

Net acquisition expenses and related net acquisition expense ratios were $13.6 million and 13.9% for the three months ended March 31, 2011 and $16.2 million and 12.7% for the three months ended March 31, 2010.  The decrease in net acquisition expenses was primarily due to a decrease in net premiums earned.   The resulting acquisition expense ratio increased due to a lower proportion of catastrophe business written, which had a lower acquisition expense ratio than the remainder of the segment, and other changes in the mix of business.

Other underwriting expenses were $7.3 million and $8.7 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease in 2011 as compared with 2010 was primarily attributable to a decrease in performance-based compensation in 2011.

Casualty

The Casualty operating segment generated 41.3% and 37.9% of our net premiums written for the three months ended March 31, 2011 and 2010, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the three months ended March 31, 2011 and 2010 ($ in thousands):

	2011	2010	Increase (decrease)

Net premiums written	$80,519	$93,751	$(13,232)

Net premiums earned	80,824	87,902	(7,078)
Net losses and LAE	39,619	31,530	8,089
Net acquisition expenses	18,563	17,727	836
Other underwriting expenses	5,332	6,470	(1,138)
Casualty segment underwriting income	$17,310	$32,175	$(14,865)

Underwriting ratios:
Net loss and LAE	49.0%	35.9%	13.1 points
Net acquisition expense	23.0%	20.2%	2.8 points
Other underwriting expense	6.6%	7.4%	(0.8) points
Combined	78.6%	63.5%	15.1 points

The Casualty segment underwriting income decreased by $14.9 million for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010, primarily due to a decrease in net favorable development.  Net favorable development was $19.7 million and $36.6 million for the three months ended March 31, 2011 and 2010, respectively.

Net premiums written decreased by $13.2 million for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010, primarily due to decreases in business underwritten in 2011 and 2010 across most casualty classes as a result of fewer opportunities that met our underwriting standards.  Net premiums earned decreased by $7.1 million as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $8.1 million for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010, primarily due to a decrease in net favorable loss development.  Net favorable loss development was $19.6 million and $33.3 million for the three months ended March 31, 2011 and 2010, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 23.8 points and 38.1 points for the three months ended March 31, 2011 and 2010, respectively.  Net favorable loss development for the three months ended March 31, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development for the three months ended March 31, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$14,087	$(363)	$–	$13,724
North American occurrence excess-of-loss	2,571	194	96	2,861
North American umbrella	4,467	(11)	–	4,456
Accident and health	(2,458)	546	–	(1,912)
Other	888	210	(505)	593
Total	$19,555	$576	$(409)	$19,722

Net favorable development in the North American claims made class arose primarily from the 2003 through 2006 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2005 underwriting year.  Net favorable development in the North American umbrella class arose primarily from the 2005, 2006 and 2008 underwriting years. Net unfavorable development in the accident and health class arose primarily from the 2004 through 2006 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the three months ended March 31, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$11,032	$2,267	$–	$13,299
North American occurrence excess-of-loss	17,341	(125)	7	17,223
North American umbrella	3,449	1	–	3,450
Financial lines	1,820	82	(40)	1,862
International casualty	(1,303)	(172)	250	(1,225)
Accident and health	943	878	–	1,821
Other	60	(13)	77	124
Total	$33,342	$2,918	$294	$36,554

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

Net acquisition expenses and related net acquisition expense ratios were $18.6 million and 23.0% for the three months ended March 31, 2011 and $17.7 million and 20.2% for the three months ended March 31, 2010.  The increases in net acquisition expenses and the acquisition expense ratio were due to a decrease in net favorable development for the three months ended March 31, 2011 as compared to the same period in 2010.  Net favorable development of commissions was $0.6 million and $2.9 million for the three months ended March 31, 2011 and 2010, respectively.  Net favorable development of commissions decreased the acquisition expense ratios by 0.6 points and 3.4 points for the three months ended March 31, 2011 and 2010, respectively.

Other underwriting expenses were $5.3 million and $6.5 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease in 2011 as compared with 2010 was primarily attributable to a decrease in performance-based compensation in 2011.

Finite Risk

The Finite Risk segment generated 1.3% and 2.8% of our net premiums written for the three months ended March 31, 2011 and 2010, respectively.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the three months ended March 31, 2011 and 2010 ($ in thousands):

	2011	2010	Increase (decrease)

Net premiums written	$2,464	$6,891	$(4,427)

Net premiums earned	4,152	4,470	(318)
Net losses and LAE	1,646	6,411
Net acquisition expenses	1,761	3,371
Net losses, LAE and acquisition expenses	3,407	9,782	(6,375)
Other underwriting expenses	235	338	(103)
Finite Risk segment underwriting income (loss)	$510	$(5,650)	$6,160

Underwriting ratios:
Net loss and LAE	39.6%	143.4%
Net acquisition expense	42.4%	75.4%
Net loss, LAE and acquisition expense ratios	82.0%	218.8%	(136.8) points
Other underwriting expense	5.7%	7.6%	(1.9) points
Combined	87.7%	226.4%	(138.7) points

During the three months ended March 31, 2011 and 2010, the Finite Risk portfolio consisted of one in force contract and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively insignificant adjustments of prior years’ reserves.  The decreases in net premiums written and net premiums earned for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010 were primarily attributable to a decrease in the underlying premiums written relating to the one contract.

Net losses, LAE and acquisition expenses decreased by $6.4 million for the three months ended March 31, 2011 as compared with the three months ended March 31, 2010, primarily due to net favorable development for the three months ended March 31, 2011 as compared with net unfavorable development for the three months ended March 31, 2010.  Net favorable development was $0.6 million for the three months ended March 31, 2011 compared with net unfavorable development of $5.7 million for the three months ended March 31, 2010.  Net favorable and unfavorable development for the three months ended March 31, 2011 and 2010, respectively, were primarily related to a contract from the 2003 underwriting year.  The net favorable development decreased the net loss and LAE and acquisition expense ratio by 14.9 points for the three months ended March 31, 2011 compared with net unfavorable development increasing the ratio by 127.6 points for the three months ended March 31 2010.

Non-Underwriting Results

Net Investment Income

Net investment income was $32.4 million and $37.5 million for the three months ended March 31, 2011 and 2010, respectively.  Net investment income decreased in the three months ended March 31, 2011 as compared with the same period in 2010, primarily as a result of lower new money yields and a reduction in invested assets and cash and cash equivalents.

Net Realized Gains on Investments

Net realized gains on investments were $0.4 million and $5.5 million for the three months ended March 31, 2011 and 2010, respectively.  Sales of investments resulted in net realized gains of $3.9 million for the three months ended March 31, 2011, primarily from corporate bonds.  The net losses from mark-to-market adjustments on trading securities of $3.5 million for the three months ended March 31, 2011 were related primarily to non-U.S. Government securities and insurance-linked securities.  Sales of investments resulted in net realized gains of $4.7 million for the three months ended March 31, 2010, primarily from corporate bonds, asset-backed securities and U.S. Government agency residential mortgage-backed securities (“RMBS”).  The net gains from mark-to-market adjustments on trading securities of $0.8 million for the three months ended March 31, 2010 were related primarily to insurance-linked securities.

Net Impairment Losses on Investments

Net impairment losses on investments were $1.5 million and $18.1 million for the three months ended March 31, 2011 and 2010, respectively.  The net impairment losses reflect other-than-temporary impairments attributable to credit losses for impaired securities.  The net impairment losses recorded for the three months ended March 31, 2011 included $0.9 million related to non-agency RMBS and $0.6 million related to sub-prime asset-backed securities (“ABS”).  The net impairment losses recorded for the three months ended March 31, 2010 included $9.4 million related to sub-prime ABS, $7.7 million related to commercial mortgage-backed securities (“CMBS”) and $1.0 million related to non-agency RMBS.

Net Changes in Fair Value of Derivatives

The appreciation in the fair value of derivatives was $3.7 million for the three months ended March 31, 2011 and the depreciation in the fair value of derivatives was $2.3 million for the three months ended March 31, 2010.  The net changes in the fair value of derivatives were attributed to a three year derivative contract with Topiary Capital Limited (“Topiary”) that commenced in August 2008 and provides us with annual second event catastrophe protection.  During the three months ended March 31, 2011, Japan’s Tohoku earthquake qualified as a first event under this agreement and resulted in an increase in the fair value of the derivative instrument due to the increased probability of a recovery.  A recovery would be made only if a second qualifying catastrophic event occurred by July 31, 2011. See Note 4 to the “Consolidated Financial Statements” in this Form 10-Q for additional discussion of Topiary.

Operating Expenses

Non-underwriting operating expenses were $4.2 million and $6.2 million for the three months ended March 31, 2011 and 2010, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The decrease in the three months ended March 31, 2011 as compared with the same period in 2010 was primarily attributable to a decrease in performance-based compensation in 2011.

Interest Expense

Interest expense was $4.8 million for each of the three months ended March 31, 2011 and 2010 and related to our $250.0 million of Series B 7.5% Notes due June 1, 2017 (the “Series B Notes”).

Income Taxes

Income tax expense was $0.5 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.  Income tax expense is primarily driven by the composition of income before income tax expense from our subsidiaries and will vary depending on the contribution to net income or loss by our U.S.-based subsidiaries.

Financial Condition

The following discussion of financial condition, liquidity and capital resources as of March 31, 2011 focuses only on material changes from December 31, 2010.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition,” in our 2010 Form 10-K.

Liquidity

Liquidity Requirements

Our principal cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses and income taxes.  Additionally, cash is required for dividends to our common shareholders, the servicing of debt, share repurchases and the purchase of retrocessional contracts.  During the three months ended March 31, 2011, unpaid losses and LAE increased by $211.1 million primarily as a result of significant catastrophe activity during the quarter.  We expect that our liquidity needs for the next twelve months will be met by our cash and cash equivalents, short-term investments, cash flows from operations, investment income and proceeds from the sale, redemption or maturity of our investments.

Platinum Holdings is a holding company, the assets of which consist primarily of shares of its subsidiaries.  Platinum Holdings depends primarily on its available cash resources and liquid investments, dividends and other distributions from its subsidiaries to meet its obligations.  Such obligations may include operating expenses, debt service obligations, dividends on its common shares and repurchases of common shares or other securities.  The ability of the reinsurance subsidiaries to pay dividends is constrained by our dependence on the financial strength ratings by A.M. Best Company, Inc. (“A.M. Best”) and Standard and Poor’s Ratings Services (“S&P”) of our reinsurance subsidiaries, which depend to a large extent on the capitalization levels of the reinsurance subsidiaries.  We believe that Platinum Holdings has sufficient cash resources and its subsidiaries have available dividend capacity to service our current outstanding obligations.

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of dividends or other distributions that can be paid by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance, without the prior approval of the relevant regulatory authorities.  Based on the regulatory restrictions, the maximum amount available for payment of dividends or other distributions by our reinsurance subsidiaries during 2011 without prior regulatory approval is as follows ($ in thousands):

Platinum Bermuda	$341,541
Platinum US	64,282
Total	$405,823

Platinum Bermuda made dividend payments of $180.0 million to Platinum Holdings during the three months ended March 31, 2011.  Platinum US paid no dividends to Platinum Finance during the three months ended March 31, 2011.  As of March 31, 2011, the remaining amount available for payment of dividends or other distributions by our reinsurance subsidiaries without regulatory approval was $225.8 million.

During the three months ended March 31, 2011, Platinum US repaid a $100.0 million surplus note to Platinum Regency, the parent company of Platinum Finance.  Platinum Regency subsequently paid dividends of $100.0 million to Platinum Holdings.

During the three months ended March 31, 2011, Platinum Holdings repaid loans from Platinum Finance of $75.0 million, due February 1, 2011.  In March 2011, Platinum Holdings contributed an additional $120.0 million in capital to Platinum Bermuda.

Platinum Bermuda and Platinum US have reinsurance and other contracts that require them to provide collateral to ceding companies should certain events occur, such as a decline in our ratings by A.M. Best or S&P below specified levels, or a decline in statutory equity below specified amounts, or when certain levels of assumed liabilities are attained.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.  As of March 31, 2011 and December 31, 2010, we held investments with a carrying value of $54.1 million and $69.8 million, respectively, and cash and cash equivalents of $17.8 million and $9.9 million, respectively, in trust to collateralize obligations under our reinsurance contracts.  As of March 31, 2011 and December 31, 2010, we held investments with a carrying value of $48.1 million and $48.6 million, respectively, and cash and cash equivalents of $86.0 million and $100.3 million, respectively, to collateralize letters of credit issued under our credit facility.  The letters of credit were issued primarily to collateralize obligations under various reinsurance contracts.  See “Sources of Liquidity” below for additional discussion of our credit facility.

Sources of Liquidity

Our sources of funds consist primarily of cash from operations, proceeds from sales, redemption and maturity of investments, issuance of securities and cash and cash equivalents held by us.  Net cash flows used in operations was $5.2 million for the three months ended March 31, 2011 and net cash flows provided by operations excluding trading securities was $33.0 million for the three months ended March 31, 2010. In addition, we have a $400.0 million credit facility with a syndicate of lenders that consists of a $150.0 million senior unsecured credit facility available for revolving borrowings and letters of credit and a $250.0 million senior secured credit facility available for letters of credit.  As of March 31, 2011, under the credit facility $150.0 million was available for borrowing and letters of credit on an unsecured basis and $130.7 million was available for letters of credit on a secured basis.  As of December 31, 2010, under the credit facility $150.0 million was available for borrowing and letters of credit on an unsecured basis and $116.3 million was available for letters of credit on a secured basis. The credit facility requires us to satisfy various covenants, including several financial covenants.  As of March 31, 2011, we were in compliance with all covenants under the credit facility.  The credit facility expires on September 13, 2011. While we intend to enter into a new credit facility in 2011, the terms of the new credit facility will likely be different than the terms of the current credit facility.

Our aggregate cash and invested assets totaled $4.1 billion and $4.2 billion at March 31, 2011 and December 31, 2010, respectively.  Balances due from and to brokers are included in other assets and other liabilities, respectively, and the net balance was less than $0.1 million as of both March 31, 2011 and December 31, 2010.  Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  Our aggregate cash and invested assets, including accrued investment income and net balances due to and from brokers, had a duration of 4.1 years as of March 31, 2011 and December 31, 2010.

As of March 31, 2011, the fair value of our available-for-sale securities was $2.8 billion, with a net unrealized loss of $11.1 million, and the fair value of our trading securities was $178.3 million.  See Note 3 to the “Consolidated Financial Statements” in this Form 10-Q for additional discussion on fair values.  The following table sets forth the fair values, net unrealized gains and losses and average credit quality of our fixed maturity securities as of March 31, 2011 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Average Credit Quality

Available-for-sale securities:
U.S. Government	$390,179	$(18,677)	Aaa
U.S. Government agencies	100,487	487	Aaa
Corporate bonds:
Industrial	212,395	9,701	A3
Utilities	65,695	1,844	A3
Insurance	50,088	2,196	A3
Finance	7,412	65	Baa1
Subtotal	335,590	13,806	A3

Commercial mortgage-backed securities	203,345	10,114	Aa2
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	77,242	3,009	Aaa
Non-agency residential mortgage-backed securities	55,164	(23,229)	B2
Alt-A residential mortgage-backed securities	6,663	(2,841)	Caa1
Subtotal	139,069	(23,061)	A3

Asset-backed securities:
Asset-backed securities	13,336	(264)	Aaa
Sub-prime asset-backed securities	11,019	(2,759)	Caa3
Subtotal	24,355	(3,023)	Baa2

Municipal bonds:
State general obligation bonds	810,965	(1,168)	Aa2
Essential service bonds	386,854	2,359	Aa3
State income tax and sales tax bonds	164,016	3,347	Aa1
Other municipal bonds	138,156	1,378	Aa2
Pre-refunded bonds	45,993	2,174	Aa2
Subtotal	1,545,984	8,090	Aa2

Non-U.S. governments	61,119	1,157	Aa1

Total available-for-sale securities	2,800,128	(11,107)	Aa2

Trading securities:
Non-U.S. dollar denominated securities:
Non-U.S. governments	142,043	n/a	Aaa
U.S. Government agencies	16,220	n/a	Aaa
Corporate bonds	71	n/a	Baa2
Insurance-linked securities	19,919	n/a	Ba3
Total trading securities	178,253	n/a	Aa1

Short-term investments	97,153	n/a	Aaa

Total investments	$3,075,534	$(11,107)	Aa2

The net unrealized gain position of our portfolio of CMBS was $10.1 million as of March 31, 2011 as compared with $8.3 million as of December 31, 2010.  The improvement in the net unrealized gain position was primarily attributable to a decrease or narrowing of interest rate spreads, partially offset by an increase in U.S. Treasury rates during the quarter.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized loss position of our RMBS portfolio was $23.1 million, with non-agency RMBS representing $23.2 million, as of March 31, 2011 as compared with $25.9 million, with non-agency RMBS representing $25.6 million, as of December 31, 2010.  The improvement in the net unrealized loss position was primarily attributable to a decrease or narrowing of interest rate spreads and the recognition of credit impairments during the quarter.  Approximately 56% of the RMBS in our investment portfolio are issued or guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 44% of our RMBS were issued by non-agency institutions and included securities with underlying Alt-A mortgages.  The net unrealized loss position of our portfolio of sub-prime ABS was $2.8 million as of March 31, 2010 as compared with $4.4 million as of December 31, 2010.  The improvement in the net unrealized loss position was primarily attributable to a decrease or narrowing of interest rate spreads during the quarter.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

We believe that the gross unrealized losses in our available-for-sale portfolio represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the cash flows expected from these impaired securities, which would be earned through net investment income over the remaining life of the security.

Capital Resources

At March 31, 2011, our capital resources of $1.9 billion consisted of common shareholders’ equity of $1.7 billion and $250.0 million of Series B Notes.  At December 31, 2010, our capital resources of $2.1 billion consisted of common shareholders’ equity of $1.9 billion and $250.0 million of the Series B Notes.  The decrease in capital during the three months ended March 31, 2011 was primarily attributable to a net loss of $157.2 million, option purchases of $47.9 million and repurchases of common shares of $33.9 million, partially offset by an improvement in accumulated other comprehensive loss.

Our Board of Directors established a program authorizing the repurchase of our common shares.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on February 16, 2011, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During the three months ended March 31, 2011, in accordance with the share repurchase program authorized by our Board of Directors, we repurchased 762,000 of our common shares in the open market for an aggregate amount of $33.9 million at a weighted average cost including commissions of $44.50 per share.  The shares we repurchased were canceled.   In January, 2011, the Company purchased, for an aggregate of $47.9 million in cash, the common share options issued to RenaissanceRe Holdings Ltd. (“RenaissanceRe”) in connection with the Company’s initial public offering in 2002.  The options provided RenaissanceRe with the right to purchase 2,500,000 common shares from the Company for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under the Company’s share repurchase program and were canceled. As of March 31, 2011, the remaining amount available under the repurchase program was $237.4 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for the purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in our consolidated financial statements as of March 31, 2011.

Contractual Obligations

There have been no material changes outside of the ordinary course of business to our contractual obligations as disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Contractual Obligations,” in our 2010 Form 10-K.

Recently Issued Accounting Pronouncements

See Note 1 to the “Consolidated Financial Statements” in this Form 10-Q for a discussion of recently issued accounting pronouncements.

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

As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us.  The foregoing factors should not be construed as exhaustive.  Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.  For a detailed discussion of our risk factors, refer to Item 1A, "Risk Factors," in our 2010 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that we are principally exposed to the following types of market risk: interest rate risk, credit risk, liquidity risk and foreign currency exchange rate risk.  The following discussion focuses only on material changes to these types of market risks since December 31, 2010.  See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2010 Form 10-K for a complete discussion of these risks.

Interest Rate Risk

The following table shows the aggregate hypothetical impact on the fair value of our fixed maturity securities portfolio as of March 31, 2011, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp		+ 100bp

Total market value	$3,153,523	$3,065,183	$2,978,381	$2,894,653		$2,814,345

Percent change in market value	5.9%	2.9%	–	(2.8%	)	(5.5%	)

Resulting net appreciation (depreciation)	$168,263	$79,923	$(6,879)	$(90,607)		$(170,915)

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended March 31, 2011 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of our common shares during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1, 2011 – January 31, 2011(3)	350,000	$45.32	350,000	$115,509,685
February 1, 2011 – February 28, 2011	412,000	43.80	412,000	237,395,493
March 1, 2011 – March 31, 2011	–	–	–	237,395,493
Total	762,000	$44.50	762,000	$237,395,493

(1)	Including commissions.

(2)
Our Board of Directors established a program authorizing the repurchase of our common shares.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on February 16, 2011, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

(3)
In January, 2011, the Company purchased, for an aggregate of $47.9 million in cash, the common share options issued to RenaissanceRe in connection with the Company’s initial public offering in 2002.  The options provided RenaissanceRe with the right to purchase 2,500,000 common shares from the Company for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under the Company’s share repurchase program and were canceled. The purchase price of $47.9 million reduced the dollar value of shares that may be purchased under the share repurchase program, however the options purchased were not included in the shares purchased during January 2011 as no shares were issued.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2011 and 2010 (unaudited), (iii) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2011 and 2010 (unaudited), (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited) and (v) the Notes to the Consolidated Financial Statements for the three months ended March 31, 2011 and 2010 (unaudited), tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: April 29, 2011	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2011	By:	/s/ Allan C. Decleir
Allan C. Decleir
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)