Form 10-Q
period 2011-06-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2011-07-26
CIK 1171500

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
     Yes ___     No  X

The registrant had 37,323,794 common shares, par value $0.01 per share, outstanding as of July 15, 2011.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost – $2,490,397 and $2,889,502, respectively)	$2,543,684	$2,865,827
Fixed maturity trading securities at fair value (amortized cost – $161,694 and $174,631, respectively)	167,605	182,146
Short-term investments	226,307	176,648
Total investments	2,937,596	3,224,621
Cash and cash equivalents	1,318,773	987,877
Accrued investment income	31,724	31,288
Reinsurance premiums receivable	149,616	162,682
Reinsurance recoverable on ceded losses and loss adjustment expenses	42,049	13,973
Prepaid reinsurance premiums	22,809	4,461
Funds held by ceding companies	90,507	84,078
Deferred acquisition costs	32,143	36,584
Deferred tax assets	34,578	47,777
Other assets	22,602	20,972
Total assets	$4,682,397	$4,614,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,472,861	$2,217,378
Unearned premiums	139,767	154,975
Debt obligations	250,000	250,000
Commissions payable	54,112	59,388
Other liabilities	69,947	37,117
Total liabilities	$2,986,687	$2,718,858

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized, 37,323,794 and 37,757,926 shares issued and outstanding, respectively	$373	$377
Additional paid-in capital	372,882	453,619
Accumulated other comprehensive income (loss)	40,034	(24,488)
Retained earnings	1,282,421	1,465,947
Total shareholders' equity	$1,695,710	$1,895,455

Total liabilities and shareholders' equity	$4,682,397	$4,614,313

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
For the Three and Six Months Ended June 30, 2011 and 2010
($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Net premiums earned	$172,436	$191,432	$355,317	$411,610
Net investment income	33,965	35,372	66,343	72,877
Net realized gains (losses) on investments	(4,689)	49,489	(4,282)	54,946
Total other-than-temporary impairment losses	(548)	1,777	500	(10,861)
Portion of impairment losses recognized in accumulated other comprehensive income (loss)	(1,118)	(5,187)	(3,673)	(10,651)
Net impairment losses on investments	(1,666)	(3,410)	(3,173)	(21,512)
Other income (expense)	(60)	(144)	1,036	129
Total revenue	199,986	272,739	415,241	518,050

Expenses:
Net losses and loss adjustment expenses	159,357	71,475	478,952	236,043
Net acquisition expenses	34,115	44,088	68,065	81,417
Net changes in fair value of derivatives	4,474	30	748	2,345
Operating expenses	17,105	20,160	34,256	41,901
Net foreign currency exchange losses (gains)	614	(67)	803	(1,296)
Interest expense	4,767	4,709	9,533	9,469
Total expenses	220,432	140,395	592,357	369,879

Income (loss) before income taxes	(20,446)	132,344	(177,116)	148,171
Income tax expense (benefit)	(45)	8,205	477	8,611

Net income (loss)	$(20,401)	$124,139	$(177,593)	$139,560

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(0.55)	$2.87	$(4.75)	$3.15
Diluted earnings (loss) per common share	$(0.55)	$2.68	$(4.75)	$2.95

Comprehensive income (loss):
Net income (loss)	$(20,401)	$124,139	$(177,593)	$139,560
Other comprehensive income – net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	52,518	34,833	64,522	82,705
Comprehensive income (loss)	$32,117	$158,972	$(113,071)	$222,265

Shareholder dividends:
Common shareholder dividends declared	$2,969	$3,400	$5,933	$7,055
Dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2011 and 2010
($ in thousands)

	2011	2010

Common shares:
Balances at beginning of period	$377	$459
Exercise of common share options	–	6
Issuance of common shares	–	1
Settlement of equity awards	4	3
Repurchase of common shares	(8)	(58)
Balances at end of period	373	411

Additional paid-in capital:
Balances at beginning of period	453,619	883,425
Exercise of common share options	1,132	19,245
Issuance of common shares	2	4
Share based compensation	2,275	7,152
Settlement of equity awards	(2,726)	(966)
Repurchase of common shares	(33,899)	(212,765)
Purchase of common share options	(47,900)	–
Income tax (expense) benefit from share based compensation	379	(128)
Balances at end of period	372,882	695,967

Accumulated other comprehensive income (loss):
Balances at beginning of period	(24,488)	(70,005)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes:
Change in unrealized gains and losses	60,987	74,177
Non-credit component of impairment losses	3,535	8,528
Balances at end of period	40,034	12,700

Retained earnings:
Balances at beginning of period	1,465,947	1,263,852
Net income (loss)	(177,593)	139,560
Common share dividends	(5,933)	(7,055)
Balances at end of period	1,282,421	1,396,357

Total shareholders’ equity	$1,695,710	$2,105,435

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2011 and 2010
($ in thousands)

	2011	2010

Operating Activities:
Net income (loss)	$(177,593)	$139,560
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	1,829	6,697
Net realized losses (gains) on investments	4,282	(54,946)
Net impairment losses on investments	3,173	21,512
Net foreign currency exchange losses (gains)	803	(1,296)
Share-based compensation	2,275	7,152
Deferred income tax expense	759	3,227
Fixed maturity trading securities activities, net	142	(30,559)
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	(276)	1,227
Decrease in reinsurance premiums receivable	15,896	108,061
Increase in funds held by ceding companies	(5,946)	(1,047)
Decrease in deferred acquisition costs	4,560	1,183
Increase (decrease) in net unpaid losses and loss adjustment expenses	194,976	(100,659)
Decrease in net unearned premiums	(34,645)	(12,466)
Decrease in commissions payable	(5,531)	(33,091)
Changes in other assets and liabilities	28,584	(33,028)
Net cash provided by (used in) operating activities	33,288	21,527

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	353,402	2,056,935
Proceeds from sale of fixed maturity trading securities	20,413	–
Proceeds from sale of preferred stocks	–	2,634
Proceeds from sale of short-term investments	27,995	17,110
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	72,694	158,439
Proceeds from maturity of short-term investments	140,014	204,725
Acquisition of fixed maturity available-for-sale securities	(34,499)	(1,547,483)
Acquisition of short-term investments	(211,527)	(285,210)
Net cash provided by (used in) investing activities	368,492	607,150

Financing Activities:
Dividends paid to common shareholders	(5,933)	(7,055)
Repurchase of common shares	(33,907)	(212,823)
Purchase of common share options	(47,900)	–
Proceeds from exercise of common share options	1,132	19,251
Net cash provided by (used in) financing activities	(86,608)	(200,627)

Effect of foreign currency exchange rate changes on cash	15,724	(8,560)

Net increase (decrease) in cash and cash equivalents	330,896	419,490

Cash and cash equivalents at beginning of period	987,877	682,784

Cash and cash equivalents at end of period	$1,318,773	$1,102,274

Supplemental disclosures of cash flow information:
Income taxes paid	$417	$11,261
Interest paid	$9,375	$9,375

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2011 and 2010

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

Platinum Holdings and its consolidated subsidiaries (collectively, the “Company”) includes Platinum Holdings, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Re (UK) Limited (“Platinum UK”), Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings ("Platinum Regency"), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  The terms "we," "us," and "our" refer to the Company, unless the context otherwise indicates.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements included in this report as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Certain prior period amounts have been reclassified in the consolidated statement of cash flows to conform to the 2011 presentation.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2011-05 on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable.  We are currently evaluating the impact of the adoption of ASU 2011-04 on our financial position, results of operations and disclosures.

In October 2010, the FASB issued ASU No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”).  ASU 2010-26 modifies the types of costs that may be deferred, allowing insurance companies to only defer costs directly related to successful acquisition of new or renewal contracts.  These costs include incremental direct costs of successful contracts, the portion of employees’ salaries and benefits related to time spent on acquisition activities for successful contracts and other costs incurred in the acquisition of contracts.  Additional disclosure of the type of acquisition costs capitalized is also required.  ASU 2010-26 is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period.  We are currently evaluating the impact of the adoption of ASU 2010-26 on our financial position and results of operations.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

2.	Investments

Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities as of June 30, 2011 and December 31, 2010 ($ in thousands):

		Included in Accumulated Other Comprehensive Income (Loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI (1)
June 30, 2011:
U.S. Government	$111,304	$2,708	$31	$113,981	$–
U.S. Government agencies	100,000	420	–	100,420	–
Municipal bonds	1,525,357	58,799	8,470	1,575,686	–
Non-U.S. governments	59,967	2,144	543	61,568	–
Corporate bonds	320,200	17,057	543	336,714	–
Commercial mortgage-backed securities	191,987	12,236	1,864	202,359	–
Residential mortgage-backed securities	154,771	3,259	27,492	130,538	14,062
Asset-backed securities	26,811	581	4,974	22,418	4,720
Total fixed maturity available-for-sale securities	$2,490,397	$97,204	$43,917	$2,543,684	$18,782

December 31, 2010:
U.S. Government	$408,843	$267	$17,807	$391,303	$–
U.S. Government agencies	100,000	547	–	100,547	–
Municipal bonds	1,540,701	25,591	28,860	1,537,432	–
Non-U.S. governments	74,990	1,859	543	76,306	–
Corporate bonds	349,370	18,589	1,059	366,900	–
Commercial mortgage-backed securities	195,050	9,656	1,393	203,313	43
Residential mortgage-backed securities	192,345	3,601	29,488	166,458	15,794
Asset-backed securities	28,203	289	4,924	23,568	4,644
Total fixed maturity available-for-sale securities	$2,889,502	$60,399	$84,074	$2,865,827	$20,481

(1)
Represents the amount of unrealized losses on impaired securities that were not realized in earnings as of the reporting date.  These unrealized losses are included in gross unrealized losses as of June 30, 2011 and December 31, 2010.

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

Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of June 30, 2011 and December 31, 2010 ($ in thousands):

	June 30, 2011	December 31, 2010

Non-U.S. dollar denominated securities:
Non-U.S. governments	$146,478	$140,089
U.S. Government agencies	16,189	15,903
Corporate bonds	–	68
Insurance-linked securities	4,938	26,086
Total fixed maturity trading securities	$167,605	$182,146

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

We have elected to record our investments in insurance-linked securities at fair value.  Insurance-linked securities have exposure to catastrophe loss, which we actively manage.  We believe that the various risk elements of insurance-linked securities are more appropriately accounted for in accordance with the fair value measurement attributes of FASB Accounting Standards Codification 825, “Financial Instruments” (“ASC 825”).  The mark-to-market adjustments on securities recognized under ASC 825 contributed less than $0.1 million and $1.3 million of net realized losses on investments for the three and six months ended June 30, 2011, respectively, and contributed $0.6 million of net realized losses on investments and $0.2 million of net realized gains on investments for the three and six months ended June 30, 2010, respectively.

At acquisition we determine our trading intent in the near term for securities accounted for in accordance with ASC 825.  If we do not intend to sell these securities in the near term, the purchases and sales are included in investing activities in our consolidated statements of cash flows, otherwise they are included in operating activities.  For the six months ended June 30, 2011, there were proceeds from sales of $20.4 million and no purchases of trading securities accounted for in accordance with ASC 825 that are included in investing activities of the statements of cash flows.  For the six months ended June 30, 2010, there were no purchases or sales of trading securities accounted for in accordance with ASC 825.

Other-Than-Temporary Impairments

We consider the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition and credit ratings as well as other public information.  We determined that none of our municipal bonds and corporate bonds were other-than-temporarily impaired for the three and six months ended June 30, 2011 and 2010.  As of June 30, 2011, the single largest unrealized loss within our municipal bond portfolio was $2.6 million related to a security with an amortized cost of $40.1 million.  As of June 30, 2011, the single largest unrealized loss within our corporate bond portfolio was $0.2 million related to a security with an amortized cost of $6.5 million.

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded no net impairment losses related to CMBS for the three months ended June 30, 2011 and 2010.   We recorded no net impairment losses related to CMBS for the six months ended June 30, 2011 and net impairment losses related to CMBS of $7.7 million for the six months ended June 30, 2010.  As of June 30, 2011, the single largest unrealized loss within our CMBS portfolio was $0.6 million related to a security with an amortized cost of $10.0 million.

Residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded net impairment losses related to non-agency RMBS of $1.5 million and $1.8 million for the three months ended June 30, 2011 and 2010, respectively, and $2.4 million and $2.8 million for the six months ended June 30, 2011 and 2010, respectively.   As of June 30, 2011, the single largest unrealized loss within our RMBS portfolio was $5.0 million related to a non-agency RMBS security with an amortized cost of $6.2 million.

We also recorded net impairment losses related to sub-prime ABS of $0.2 million and $1.6 million for the three months ended June 30, 2011 and 2010, respectively, and $0.8 million and $11.0 million for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, the single largest unrealized loss within our sub-prime ABS portfolio was $4.4 million related to a security with an amortized cost of $6.8 million.

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the six months ended June 30, 2011 and 2010 ($ in thousands):

	2011	2010

Beginning balance, January 1	$48,845	$18,695
Credit losses on securities not previously impaired	20	7,728
Additional credit losses on securities previously impaired	3,153	13,784
Reduction for paydowns and securities sold	(3,901)	–
Reduction for increases in cash flows expected to be collected	(245)	(291)
Ending balance, June 30	$47,872	$39,916

As of June 30, 2011, total cumulative credit losses related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit losses we recorded on CMBS of $5.1 million were on four securities issued from 2006 to 2007.  As of June 30, 2011, 6.6% of the mortgage pools backing these securities were 90 days or more past due and 0.3% of the mortgage pools had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgage pools were greater than the remaining credit support of 17.9%.   The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $42.8 million were on twenty-six securities issued from 2004 to 2007.  As of June 30, 2011, 20.0% of the mortgage pools backing these securities were 90 days or more past due and 4.8% of the mortgage pools had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgage pools were greater than the remaining credit support of 8.9%.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

Unrealized Gains and Losses

The following table sets forth the net changes in unrealized gains and losses on our available-for-sale securities for the three and six months ended June 30, 2011 and 2010 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Gross change in unrealized investment gains and losses	$64,394	$45,056	$76,962	$100,784
Less: deferred tax	(11,876)	(10,223)	(12,440)	(18,079)
Net change in unrealized investment gains and losses	$52,518	$34,833	$64,522	$82,705

The following table sets forth our gross unrealized losses on fixed maturity securities classified as available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010 ($ in thousands):

	June 30, 2011		December 31, 2010
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Less than twelve months:
U.S. Government	$2,258	$31	$388,087	$17,807
Municipal bonds	344,577	8,470	670,592	28,773
Non-U.S. governments	–	–	4,455	543
Corporate bonds	24,800	543	37,334	1,059
Commercial mortgage-backed securities	14,267	775	–	–
Residential mortgage-backed securities	20,830	332	17,103	431
Asset-backed securities	1,509	–	–	–
Total	$408,241	$10,151	$1,117,571	$48,613

Twelve months or more:
U.S. Government	$–	$–	$–	$–
Municipal bonds	–	–	2,032	87
Non-U.S. governments	4,455	543	–	–
Corporate bonds	–	–	–	–
Commercial mortgage-backed securities	6,618	1,089	22,016	1,393
Residential mortgage-backed securities	52,610	27,160	56,297	29,057
Asset-backed securities	18,096	4,974	21,816	4,924
Total	$81,779	$33,766	$102,161	$35,461

Total unrealized losses:
U.S. Government	$2,258	$31	$388,087	$17,807
Municipal bonds	344,577	8,470	672,624	28,860
Non-U.S. governments	4,455	543	4,455	543
Corporate bonds	24,800	543	37,334	1,059
Commercial mortgage-backed securities	20,885	1,864	22,016	1,393
Residential mortgage-backed securities	73,440	27,492	73,400	29,488
Asset-backed securities	19,605	4,974	21,816	4,924
Total	$490,020	$43,917	$1,219,732	$84,074

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

Net Investment Income

The following table sets forth our net investment income for the three and six months ended June 30, 2011 and 2010 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Fixed maturity securities	$32,561	$35,716	$64,412	$73,780
Short-term investments and cash and cash equivalents	2,074	381	3,580	587
Funds held	395	465	613	918
Subtotal	35,030	36,562	68,605	75,285
Less: investment expenses	1,065	1,190	2,262	2,408
Net investment income	$33,965	$35,372	$66,343	$72,877

Net Realized Gains and Losses on Investments

The following table sets forth our net realized gains and losses on investments for the three and six months ended June 30, 2011 and 2010 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Gross realized gains on the sale of investments	$477	$54,249	$4,421	$58,962
Gross realized losses on the sale of investments	(6,894)	(6,358)	(6,897)	(6,360)
Net realized gains (losses) on the sale of investments	(6,417)	47,891	(2,476)	52,602
Mark-to-market adjustments on trading securities	1,728	1,598	(1,806)	2,344
Net realized gains (losses) on investments	$(4,689)	$49,489	$(4,282)	$54,946

Maturities

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.  The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of June 30, 2011 ($ in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$202,231	$203,661
Due from one to five years	626,163	652,418
Due from five to ten years	575,672	603,624
Due in ten or more years	874,457	896,272
Mortgage-backed and asset-backed securities	373,568	355,314
Total	$2,652,091	$2,711,289

3.	Fair Value Measurements

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

Level 1:	Valuations are based on unadjusted quoted prices in active markets for identical financial assets or liabilities;

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

Level 2:	Valuations of financial assets and liabilities are based on prices obtained from independent pricing vendors, index providers or broker-dealers using observable inputs; and

Level 3:
Valuations are based on unobservable inputs for assets and liabilities where there is little or no market activity.  Management’s assumptions and/or internal valuation pricing models may be used to determine the fair value of financial assets or liabilities.

The following table presents the fair value measurement levels for all financial assets and liabilities which the Company has recorded at fair value as of June 30, 2011 and December 31, 2010 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3

June 30, 2011:
Financial assets:
Investments:
U.S. Government	$113,981	$113,981	$–	$–
U.S. Government agencies	116,609	–	116,609	–
Municipal bonds	1,575,686	–	1,575,686	–
Non-U.S. governments	208,046	55,536	152,510	–
Corporate bonds	336,714	–	336,714	–
Commercial mortgage-backed securities	202,359	–	202,359	–
Residential mortgage-backed securities	130,538	–	127,730	2,808
Asset-backed securities	22,418	–	22,418	–
Insurance-linked securities	4,938	–	4,938	–
Short-term investments	226,307	–	226,307	–
Total	$2,937,596	$169,517	$2,765,271	$2,808

Financial liabilities:
Derivative instrument	789	–	–	789
Total	$789	$–	$–	$789

December 31, 2010:
Financial assets:
Investments:
U.S. Government	$391,303	$391,303	$–	$–
U.S. Government agencies	116,450	–	116,450	–
Municipal bonds	1,537,432	–	1,537,432	–
Non-U.S. governments	216,395	57,643	158,752	–
Corporate bonds	366,968	–	366,968	–
Commercial mortgage-backed securities	203,313	–	203,313	–
Residential mortgage-backed securities	166,458	–	164,009	2,449
Asset-backed securities	23,568	–	22,499	1,069
Insurance-linked securities	26,086	–	26,086	–
Short-term investments	176,648	–	176,648	–
Total	$3,224,621	$448,946	$2,772,157	$3,518

Financial liabilities:
Derivative instrument	4,871	–	–	4,871
Total	$4,871	$–	$–	$4,871

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

Our financial assets and liabilities recorded at fair value include fixed maturity securities, short-term investments and a derivative instrument.   The fair values of our fixed maturity securities and short-term investments are generally based on prices obtained from independent pricing vendors, index providers or broker-dealers using observable inputs.  Fixed maturity securities are generally valued using the market approach.  The inputs used to determine the fair value of our financial assets and liabilities are as follows:

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

The following table reconciles the beginning and ending balance for our Level 3 financial assets and liabilities measured at fair value using significant unobservable inputs for the six months ended June 30, 2011 and 2010 ($ in thousands):

	2011	2010

Beginning balance, January 1	$(1,353)	$(4,677)
Purchases	4,829	–
Issuances	–	–
Settlements	–	4,513
Sales, maturities and paydowns	(165)	–
Total net realized gains included in earnings	–	–
Total increase (decrease) in fair value of the derivative instrument included in earnings	(748)	(2,345)
Total net unrealized gains (losses) included in comprehensive income	890	–
Transfers in and/or out of Level 3	(1,434)	–
Ending balance, June 30	$2,019	$(2,509)

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$(748)	$(2,345)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

We transferred $1.4 million of sub-prime ABS from Level 3 to Level 2 on June 30, 2011.  The transfers were due to sufficient evidence collected to validate the fair values we obtained from broker-dealers.  There were no transfers from Level 1 or Level 2 during the six months ended June 30, 2011 and there were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2010.

The carrying amounts of our financial assets and liabilities were equal to fair values at June 30, 2011 and December 31, 2010, except for the debt obligations on our consolidated balance sheets.  The debt obligations were recorded at cost with a carrying value of $250.0 million at June 30, 2011 and December 31, 2010, and had a fair value of $269.0 million and $260.9 million at June 30, 2011 and December 31, 2010, respectively.

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

During the first quarter of 2011, the earthquake in Japan qualified as a first event under this agreement and resulted in an increase in the fair value of the derivative instrument due to the increased probability of a recovery.  A recovery would be made only if a second qualifying catastrophic event occurred prior to the end of the derivative agreement on July 31, 2011.  Under the terms of the agreement, we pay Topiary approximately $9.7 million during each of the three annual periods.  The net derivative liability of $0.8 million and $4.9 million at June 30, 2011 and December 31, 2010, respectively, were included in other liabilities on our consolidated balance sheets.  The fair value expense of $0.7 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively, were included in the net changes in fair value of derivatives on our consolidated statements of operations.

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

5.	Credit Facilities

Syndicated Credit Facility

On June 24, 2011, we entered into a three-year, $300.0 million credit facility (the "Syndicated Credit Facility") that amended and restated our existing credit facility, which was scheduled to expire on September 13, 2011.  The Syndicated Credit Facility consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  Borrowings and letters of credit under the Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of our reinsurance subsidiaries.  The Syndicated Credit Facility contains customary representations, warranties and covenants, including requirements to maintain a ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated tangible net worth of not less than the higher of (i) $1.25 billion or (ii) the sum of $1.25 billion plus 50% of net income for each fiscal year plus 75% of the aggregate increases in shareholders’ equity through the issuance or sale of shares minus the amount of any extraordinary dividend payment or repurchase of shares.  In addition, each of our reinsurance subsidiaries must maintain a financial strength rating from A.M. Best Company of at least B++ at all times.  We are in compliance with the covenants under the Syndicated Credit Facility.

Letter of Credit Facility

On June 30, 2011, our reinsurance subsidiaries entered into a letter of credit facility in the maximum aggregate amount of $100.0 million (the “LOC Facility”) that expires on December 31, 2013.  Under the terms of the LOC Facility, up to $100.0 million is available for the issuance of letters of credit to support reinsurance obligations of our reinsurance subsidiaries.  The LOC Facility contains customary representations, warranties and covenants.  We are in compliance with the covenants under the LOC Facility.

The following table summarizes the outstanding letters of credit and the cash and cash equivalents and investments held in trust to collateralize secured letters of credit issued as of June 30, 2011 ($ in thousands):

	Letters of Credit		Collateral
	Capacity	Issued	Cash	Investments	Total
Syndicated Credit Facility:
Secured	$200,000	$117,109	$135,690	$1,194	$136,884
Unsecured	100,000	–	–	–	–
Total Syndicated Credit Facility	300,000	117,109	135,690	1,194	136,884

LOC Facility	100,000	1,772	3,841	–	3,841

Total	$400,000	$118,881	$139,531	$1,194	$140,725

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

6.	Income Taxes

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

7.	Share Repurchases and Option Purchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on February 16, 2011, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During the six months ended June 30, 2011, in accordance with the share repurchase program, we repurchased 762,000 of our common shares in the open market for an aggregate amount of $33.9 million at a weighted average cost including commissions of $44.50 per share.  The shares we repurchased were canceled. In January, 2011, the Company purchased, for an aggregate of $47.9 million in cash, the common share options issued to RenaissanceRe Holdings Ltd. (“RenaissanceRe”) in connection with the Company’s initial public offering in 2002.  The options provided RenaissanceRe with the right to purchase 2,500,000 common shares from the Company for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under the Company’s share repurchase program and were canceled.  As of June 30, 2011, the remaining amount available under the repurchase program was $237.4 million.

8.	Earnings (Loss) per Common Share

The following is a reconciliation of the basic and diluted earnings (loss) per common share computations for the three and six months ended June 30, 2011 and 2010 ($ and amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Earnings:
Basic and Diluted
Net income (loss) available to common shareholders	$(20,401)	$124,139	$(177,593)	$139,560
Net income (loss) allocated to participating common shareholders (1)	(137)	–	(1,069)	–
Net income (loss) allocated to common shareholders	$(20,264)	$124,139	$(176,524)	$139,560

Common Shares:
Basic
Weighted average common shares outstanding	37,113	43,225	37,155	44,322

Diluted
Weighted average common shares outstanding	37,113	43,225	37,155	44,322
Effect of dilutive securities:
Common share options	127	2,583	268	2,562
Restricted share units	159	441	269	481
Adjusted weighted average common shares outstanding	37,399	46,249	37,692	47,365

Earnings (Loss) Per Common Share:
Basic earnings (loss) per common share	$(0.55)	$2.87	$(4.75)	$3.15

Diluted earnings (loss) per common share (2)	$(0.55)	$2.68	$(4.75)	$2.95

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plans that are considered to be participating securities.

(2)	During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation as the effect of including potential dilutive shares would be anti-dilutive.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

9.	Operating Segment Information

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

In managing our operating segments, we use measures such as net underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as net investment income, net realized gains and losses on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses by segment.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of underwriting income (loss) to income (loss) before income taxes for the three and six months ended June 30, 2011 and 2010 ($ in thousands):

	Three Months Ended June 30, 2011
	Property and Marine	Casualty	Finite Risk	Total

Net premiums written	$54,411	$69,234	$2,242	$125,887

Net premiums earned	91,852	77,104	3,480	172,436
Net losses and loss adjustment expenses	116,543	43,868	(1,054)	159,357
Net acquisition expenses	12,009	18,144	3,962	34,115
Other underwriting expenses	7,274	4,829	264	12,367
Segment underwriting income (loss)	$(43,974)	$10,263	$308	(33,403)

Net investment income				33,965
Net realized gains (losses) on investments				(4,689)
Net impairment losses on investments				(1,666)
Other income (expense)				(60)
Net changes in fair value of derivatives				(4,474)
Corporate expenses not allocated to segments				(4,738)
Net foreign currency exchange (losses) gains				(614)
Interest expense				(4,767)
Income (loss) before income taxes				$(20,446)

Underwriting ratios:
Net loss and loss adjustment expense	126.9%	56.9%	(30.3%)	92.4%
Net acquisition expense	13.1%	23.5%	113.9%	19.8%
Other underwriting expense	7.9%	6.3%	7.6%	7.2%
Combined	147.9%	86.7%	91.2%	119.4%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30, 2010
	Property and Marine	Casualty	Finite Risk	Total

Net premiums written	$74,105	$72,628	$4,985	$151,718

Net premiums earned	100,550	85,166	5,716	191,432
Net losses and loss adjustment expenses	35,010	40,058	(3,593)	71,475
Net acquisition expenses	17,218	18,752	8,118	44,088
Other underwriting expenses	7,720	5,654	313	13,687
Segment underwriting income	$40,602	$20,702	$878	62,182

Net investment income				35,372
Net realized gains (losses) on investments				49,489
Net impairment losses on investments				(3,410)
Other income (expense)				(144)
Net changes in fair value of derivatives				(30)
Corporate expenses not allocated to segments				(6,473)
Net foreign currency exchange (losses) gains				67
Interest expense				(4,709)
Income before income taxes				$132,344

Underwriting ratios:
Net loss and loss adjustment expense	34.8%	47.0%	(62.9%)	37.3%
Net acquisition expense	17.1%	22.0%	142.0%	23.0%
Other underwriting expense	7.7%	6.6%	5.5%	7.1%
Combined	59.6%	75.6%	84.6%	67.4%

	Six Months Ended June 30, 2011
	Property and Marine	Casualty	Finite Risk	Total

Net premiums written	$166,213	$149,753	$4,706	$320,672

Net premiums earned	189,757	157,928	7,632	355,317
Net losses and loss adjustment expenses	394,873	83,487	592	478,952
Net acquisition expenses	25,635	36,707	5,723	68,065
Other underwriting expenses	14,595	10,161	499	25,255
Segment underwriting income (loss)	$(245,346)	$27,573	$818	(216,955)

Net investment income				66,343
Net realized gains (losses) on investments				(4,282)
Net impairment losses on investments				(3,173)
Other income (expense)				1,036
Net changes in fair value of derivatives				(748)
Corporate expenses not allocated to segments				(9,001)
Net foreign currency exchange (losses) gains				(803)
Interest expense				(9,533)
Income (loss) before income taxes				$(177,116)

Underwriting ratios:
Net loss and loss adjustment expense	208.1%	52.9%	7.8%	134.8%
Net acquisition expense	13.5%	23.2%	75.0%	19.2%
Other underwriting expense	7.7%	6.4%	6.5%	7.1%
Combined	229.3%	82.5%	89.3%	161.1%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30, 2010
	Property and Marine	Casualty	Finite Risk	Total

Net premiums written	$220,890	$166,379	$11,876	$399,145

Net premiums earned	228,356	173,068	10,186	411,610
Net losses and loss adjustment expenses	161,637	71,588	2,818	236,043
Net acquisition expenses	33,449	36,479	11,489	81,417
Other underwriting expenses	16,419	12,124	651	29,194
Segment underwriting income (loss)	$16,851	$52,877	$(4,772)	64,956

Net investment income				72,877
Net realized gains (losses) on investments				54,946
Net impairment losses on investments				(21,512)
Other income (expense)				129
Net changes in fair value of derivatives				(2,345)
Corporate expenses not allocated to segments				(12,707)
Net foreign currency exchange (losses) gains				1,296
Interest expense				(9,469)
Income before income taxes				$148,171

Underwriting ratios:
Net loss and loss adjustment expense	70.8%	41.4%	27.7%	57.3%
Net acquisition expense	14.6%	21.1%	112.8%	19.8%
Other underwriting expense	7.2%	7.0%	6.4%	7.1%
Combined	92.6%	69.5%	146.9%	84.2%

10.	Statutory Regulations and Dividend Capacity

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

Platinum Bermuda paid no dividends to Platinum Holdings during the three months ended June 30, 2011 and made dividend payments of $180.0 million to Platinum Holdings during the six months ended June 30, 2011.  Platinum US paid no dividends to Platinum Finance during the three and six months ended June 30, 2011.  As of June 30, 2011, the remaining amount available for payment of dividends or other distributions by our reinsurance subsidiaries without regulatory approval was $225.8 million.

During the six months ended June 30, 2011, Platinum US repaid a $100.0 million surplus note to Platinum Regency, the parent company of Platinum Finance.  Platinum Regency subsequently paid dividends of $100.0 million to Platinum Holdings.

11.	Condensed Consolidating Financial Information

Platinum Holdings fully and unconditionally guarantees the $250.0 million Series B Notes issued by Platinum Finance.  The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

Condensed Consolidating Balance Sheet June 30, 2011	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	$329	$2,937,267	$–	$2,937,596
Investment in subsidiaries	1,649,119	640,282	465,592	(2,754,993)	–
Cash and cash equivalents	42,152	72,928	1,203,693	–	1,318,773
Reinsurance assets	–	–	337,124	–	337,124
Other assets	7,491	4,150	77,263	–	88,904
Total assets	$1,698,762	$717,689	$5,020,939	$(2,754,993)	$4,682,397

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	$–	$2,666,740	$–	$2,666,740
Debt obligations	–	250,000	–	–	250,000
Other liabilities	3,052	2,455	64,440	–	69,947
Total liabilities	$3,052	$252,455	$2,731,180	$–	$2,986,687

Shareholders’ Equity
Common shares	$373	$–	$8,000	$(8,000)	$373
Additional paid-in capital	372,882	213,335	2,000,320	(2,213,655)	372,882
Accumulated other comprehensive income	40,034	24,612	64,634	(89,246)	40,034
Retained earnings	1,282,421	227,287	216,805	(444,092)	1,282,421
Total shareholders’ equity	$1,695,710	$465,234	$2,289,759	$(2,754,993)	$1,695,710

Total liabilities and shareholders’ equity	$1,698,762	$717,689	$5,020,939	$(2,754,993)	$4,682,397

Condensed Consolidating Balance Sheet December 31, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Total investments	$–	$394	$3,224,227	$–	$3,224,621
Investment in subsidiaries	1,910,617	599,965	434,539	(2,945,121)	–
Cash and cash equivalents	45,035	7,347	935,495	–	987,877
Reinsurance assets	–	–	301,778	–	301,778
Inter-company loans (1)	–	75,000	–	(75,000)	–
Other assets	17,337	3,111	80,096	(507)	100,037
Total assets	$1,972,989	$685,817	$4,976,135	$(3,020,628)	$4,614,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$–	$–	$2,431,741	$–	$2,431,741
Debt obligations	–	250,000	–	–	250,000
Inter-company loans (1)	75,000	–	–	(75,000)	–
Other liabilities	2,534	1,592	33,498	(507)	37,117
Total liabilities	$77,534	$251,592	$2,465,239	$(75,507)	$2,718,858

Shareholders’ Equity
Common shares	$377	$–	$8,000	$(8,000)	$377
Additional paid-in capital	453,619	212,956	1,876,561	(2,089,517)	453,619
Accumulated other comprehensive income (loss)	(24,488)	1,509	(22,991)	21,482	(24,488)
Retained earnings	1,465,947	219,760	649,326	(869,086)	1,465,947
Total shareholders’ equity	$1,895,455	$434,225	$2,510,896	$(2,945,121)	$1,895,455

Total liabilities and shareholders’ equity	$1,972,989	$685,817	$4,976,135	$(3,020,628)	$4,614,313

(1) During 2010, Platinum Finance provided loans to Platinum Holdings of $75.0 million, due February 1, 2011.  These loans were repaid on February 1, 2011.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2011	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	$–	$172,436	$–	$172,436
Net investment income	1	(7)	33,971	–	33,965
Net realized gains (losses) on investments	–	–	(4,689)	–	(4,689)
Net impairment losses on investments	–	–	(1,666)	–	(1,666)
Other income (expense)	(967)	3	904	–	(60)
Total revenue	(966)	(4)	200,956	–	199,986

Expenses:
Net losses and loss adjustment expenses	–	–	159,357	–	159,357
Net acquisition expenses	–	–	34,115	–	34,115
Net changes in fair value of derivatives	–	–	4,474	–	4,474
Operating expenses	5,826	143	11,136	–	17,105
Net foreign currency exchange losses (gains)	–	–	614	–	614
Interest expense	–	4,767	–	–	4,767
Total expenses	5,826	4,910	209,696	–	220,432

Income (loss) before income taxes	(6,792)	(4,914)	(8,740)	–	(20,446)
Income tax expense (benefit)	–	(1,679)	1,634	–	(45)

Income (loss) before equity in earnings of subsidiaries	(6,792)	(3,235)	(10,374)	–	(20,401)
Equity in earnings of subsidiaries	(13,609)	5,047	1,835	6,727	–

Net income (loss)	$(20,401)	$1,812	$(8,539)	$6,727	$(20,401)

Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	$–	$191,432	$–	$191,432
Net investment income	21	47	35,304	–	35,372
Net realized gains (losses) on investments	–	–	49,489	–	49,489
Net impairment losses on investments	–	–	(3,410)	–	(3,410)
Other income (expense)	(654)	–	510	–	(144)
Total revenue	(633)	47	273,325	–	272,739

Expenses:
Net losses and loss adjustment expenses	–	–	71,475	–	71,475
Net acquisition expenses	–	–	44,088	–	44,088
Net changes in fair value of derivatives	–	–	30	–	30
Operating expenses	6,448	66	13,646	–	20,160
Net foreign currency exchange losses (gains)	–	–	(67)	–	(67)
Interest expense	–	4,709	–	–	4,709
Total expenses	6,448	4,775	129,172	–	140,395

Income (loss) before income taxes	(7,081)	(4,728)	144,153	–	132,344
Income tax expense (benefit)	–	(1,664)	9,869	–	8,205

Income (loss) before equity in earnings of subsidiaries	(7,081)	(3,064)	134,284	–	124,139
Equity in earnings of subsidiaries	131,220	26,154	25,932	(183,306)	–

Net income	$124,139	$23,090	$160,216	$(183,306)	$124,139

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2011	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	$–	$355,317	$–	$355,317
Net investment income	3	46	66,347	(53)	66,343
Net realized gains (losses) on investments	–	–	(4,282)	–	(4,282)
Net impairment losses on investments	–	–	(3,173)	–	(3,173)
Other income (expense)	(1,692)	118	2,610	–	1,036
Total revenue	(1,689)	164	416,819	(53)	415,241

Expenses:
Net losses and loss adjustment expenses	–	–	478,952	–	478,952
Net acquisition expenses	–	–	68,065	–	68,065
Net changes in fair value of derivatives	–	–	748	–	748
Operating expenses	10,049	202	24,005	–	34,256
Net foreign currency exchange losses (gains)	1	–	802	–	803
Interest expense	53	9,533	–	(53)	9,533
Total expenses	10,103	9,735	572,572	(53)	592,357

Income (loss) before income taxes	(11,792)	(9,571)	(155,753)	–	(177,116)
Income tax expense (benefit)	(600)	(3,263)	4,340	–	477

Income (loss) before equity in earnings of subsidiaries	(11,192)	(6,308)	(160,093)	–	(177,593)
Equity in earnings of subsidiaries	(166,401)	13,834	7,573	144,994	–

Net income (loss)	$(177,593)	$7,526	$(152,520)	$144,994	$(177,593)

Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue:
Net premiums earned	$–	$–	$411,610	$–	$411,610
Net investment income	31	93	72,753	–	72,877
Net realized gains (losses) on investments	–	–	54,946	–	54,946
Net impairment losses on investments	–	–	(21,512)	–	(21,512)
Other income (expense)	(210)	–	339	–	129
Total revenue	(179)	93	518,136	–	518,050

Expenses:
Net losses and loss adjustment expenses	–	–	236,043	–	236,043
Net acquisition expenses	–	–	81,417	–	81,417
Net changes in fair value of derivatives	–	–	2,345	–	2,345
Operating expenses	12,721	135	29,045	–	41,901
Net foreign currency exchange losses (gains)	–	–	(1,296)	–	(1,296)
Interest expense	–	9,469	–	–	9,469
Total expenses	12,721	9,604	347,554	–	369,879

Income (loss) before income taxes	(12,900)	(9,511)	170,582	–	148,171
Income tax expense (benefit)	–	(3,204)	11,815	–	8,611

Income (loss) before equity in earnings of subsidiaries	(12,900)	(6,307)	158,767	–	139,560
Equity in earnings of subsidiaries	152,460	43,491	37,004	(232,955)	–

Net income	$139,560	$37,184	$195,771	$(232,955)	$139,560

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2011 and 2010

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2011	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(1,275)	$(6,482)	$41,045	$–	$33,288

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	–	–	353,402	–	353,402
Proceeds from sale of fixed maturity trading securities	–	–	20,413	–	20,413
Proceeds from sale of short-term investments	–	–	27,995	–	27,995
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	–	63	72,631	–	72,694
Proceeds from maturity of short-term investments	–	–	140,014	–	140,014
Acquisition of fixed maturity available-for-sale securities	–	–	(34,499)	–	(34,499)
Acquisition of short-term investments	–	–	(211,527)	–	(211,527)
Dividends from subsidiaries	280,000	–	–	(280,000)	–
Investment in subsidiary	(120,000)	(3,000)	–	123,000	–
Inter-company loans	–	75,000	100,000	(175,000)	–
Net cash provided by (used in) investing activities	160,000	72,063	468,429	(332,000)	368,492

Financing Activities:
Dividends paid to common shareholders	(5,933)	–	(280,000)	280,000	(5,933)
Repurchase of common shares	(33,907)	–	–	–	(33,907)
Purchase of common share options	(47,900)	–	–	–	(47,900)
Proceeds from exercise of common share options	1,132	–	–	–	1,132
Capital contribution from parent	–	–	123,000	(123,000)	–
Inter-company loans	(75,000)	–	(100,000)	175,000	–
Net cash provided by (used in) financing activities	(161,608)	–	(257,000)	332,000	(86,608)

Effect of foreign currency exchange rate changes on cash	–	–	15,724	–	15,724

Net increase (decrease) in cash and cash equivalents	(2,883)	65,581	268,198	–	330,896

Cash and cash equivalents at beginning of period	45,035	7,347	935,495	–	987,877

Cash and cash equivalents at end of period	$42,152	$72,928	$1,203,693	$–	$1,318,773

Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2010	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(11,568)	$9,240	$23,855	$–	$21,527

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	–	–	2,056,935	–	2,056,935
Proceeds from sale of preferred stocks	–	–	2,634	–	2,634
Proceeds from sale of short-term investments	–	–	17,110	–	17,110
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	–	79	158,360	–	158,439
Proceeds from maturity of short-term investments	–	–	204,725	–	204,725
Acquisition of fixed maturity available-for-sale securities	–	–	(1,547,483)	–	(1,547,483)
Acquisition of short-term investments	–	–	(285,210)	–	(285,210)
Dividends from subsidiaries	243,500	20,000	–	(263,500)	–
Net cash provided by (used in) investing activities	243,500	20,079	607,071	(263,500)	607,150

Financing Activities:
Dividends paid to common shareholders	(7,055)	–	(263,500)	263,500	(7,055)
Repurchase of common shares	(212,823)	–	–	–	(212,823)
Proceeds from exercise of common share options	19,251	–	–	–	19,251
Net cash provided by (used in) financing activities	(200,627)	–	(263,500)	263,500	(200,627)

Effect of foreign currency exchange rate changes on cash	–	–	(8,560)	–	(8,560)

Net increase (decrease) in cash and cash equivalents	31,305	29,319	358,866	–	419,490

Cash and cash equivalents at beginning of period	49,449	7,655	625,680	–	682,784

Cash and cash equivalents at end of period	$80,754	$36,974	$984,546	$–	$1,102,274

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended June 30, 2011 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see Item 1A, “Risk Factors,” in our 2010 Form 10-K and the “Note on Forward-Looking Statements” below.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

 Overview

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a holding company that is domiciled in Bermuda and was organized in 2002.  We had approximately $1.9 billion in capital resources as of June 30, 2011.  Through our reinsurance subsidiaries we provide property and marine, casualty and finite risk reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis.

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

For the three months ended June 30, 2011, our Property and Marine, Casualty and Finite Risk operating segments accounted for approximately 43%, 55% and 2%, respectively, of our total net premiums written of $125.9 million. For the six months ended June 30, 2011, our Property and Marine, Casualty and Finite Risk operating segments accounted for approximately 52%, 47% and 1%, respectively, of our total net premiums written of $320.7 million.  As of June 30, 2011, we had total investments and cash and cash equivalents of $4.3 billion and shareholders’ equity of $1.7 billion.

 Current Outlook

Due to the accumulation of insured international natural catastrophe losses over the past 18 months and the introduction of catastrophe modeling changes for the U.S. wind peril, we generally expect property catastrophe reinsurance rates to improve for the balance of the year.  We do not believe that the rate improvements will extend meaningfully to the non-catastrophe lines of business.  We expect that property and marine business will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

In the Casualty segment, we expect insurance and reinsurance capacity to remain abundant for the rest of 2011 putting downward pressure on risk adjusted rates.  With intense competition, low interest rates, and positive loss cost trends, the expected profitability of many casualty treaties is eroding.  While we expect that select casualty reinsurance treaties will offer adequate returns, the amount of business we write in our Casualty segment will likely decrease during 2011 compared with the amount we wrote in 2010.

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

 Reinsurance Recoverable

In order to limit the effect on our financial condition of large and multiple losses, we may buy retrocessional reinsurance, which is reinsurance for our own account.  Reinsurance recoverable, also referred to as “ceded loss reserves,” includes estimates of the recoveries from our retrocessional reinsurance that arise from losses from our reinsurance business.  These assets are estimates of future amounts recoverable from retrocessionaires for losses that have occurred at or before the balance sheet date.  Each quarter, after estimating the amount of unpaid losses and LAE, our actuaries review all retrocessional contracts.  The estimate of the amount recoverable is based on the gross incurred loss and the structure of the retrocessional contracts.  In addition, we assess the financial strength of our reinsurers and their willingness and ability to pay our claims.  Based on this assessment, we may record an allowance and reduce the reinsurance recoverable and net earnings.

 Results of Operations

 Three Months Ended June 30, 2011 as Compared with the Three Months Ended June 30, 2010

Net income (loss) and diluted earnings (loss) per common share for the three months ended June 30, 2011 and 2010 were as follows ($ and amounts in thousands, except diluted earnings (loss) per common share):

	Three Months Ended June 30,
	2011	2010	Net change

Underwriting income (loss)	$(33,403)	$62,182	$(95,585)
Net investment income	33,965	35,372	(1,407)
Net realized gains (losses) on investments	(4,689)	49,489	(54,178)
Net impairment losses on investments	(1,666)	(3,410)	1,744
Other revenues (expenses)	(14,653)	(11,289)	(3,364)
Income (loss) before income taxes	(20,446)	132,344	(152,790)
Income tax (expense) benefit	45	(8,205)	8,250
Net income (loss)	$(20,401)	$124,139	$(144,540)
Weighted average shares outstanding for diluted earnings per common share	37,113	46,249	(9,136)
Diluted earnings (loss) per common share	$(0.55)	$2.68	$(3.23)

The net loss for the three months ended June 30, 2011 as compared with net income for the same period in 2010 was primarily due to a decrease in the net underwriting result attributable to an increase in major catastrophe activity and a decrease in net favorable development.  In addition, there were net realized losses on investments in the three months ended June 30, 2011 as compared with net realized gains on investments for the same period in 2010.

The diluted loss per common share for the three months ended June 30, 2011 as compared with diluted earnings per common share for the three months ended June 30, 2010 was due to a net loss resulting primarily from an increase in losses arising from major catastrophes.  During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation.

Underwriting Results

Underwriting income and loss consists of net premiums earned, less net losses and LAE, net acquisition expenses and operating costs related to underwriting operations.

Net underwriting loss was $33.4 million for the three months ended June 30, 2011 and net underwriting income was $62.2 million for the three months ended June 30, 2010.  The change in the net underwriting result was due to an increase in net losses arising from major catastrophes and a decrease in net favorable development.

Net losses arising from major catastrophes were $78.4 million and $16.4 million for the three months ended June 30, 2011 and 2010, respectively.  Net favorable development was $16.4 million and $40.1 million for the three months ended June 30, 2011 and 2010, respectively.  Net favorable or unfavorable development is the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions.  The net favorable development for the three months ended June 30, 2011 relating to prior years was substantially all in the Property and Marine and Casualty segments.

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwriting income and loss and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as net investment income, net realized gains and losses on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses to segments.  Segment underwriting income is reconciled to the U.S. GAAP measure of income before income taxes in Note 9 to the “Consolidated Financial Statements” in this Form 10-Q.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.

Property and Marine

The Property and Marine operating segment generated 43.2% and 48.8% of our net premiums written for the three months ended June 30, 2011 and 2010, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the three months ended June 30, 2011 and 2010 ($ in thousands):

	Three Months Ended June 30,
	2011	2010	Increase (decrease)

Gross premiums written	$76,642	$83,967	$(7,325)
Ceded premiums written	22,231	9,862	12,369
Net premiums written	54,411	74,105	(19,694)

Net premiums earned	91,852	100,550	(8,698)
Net losses and LAE	116,543	35,010	81,533
Net acquisition expenses	12,009	17,218	(5,209)
Other underwriting expenses	7,274	7,720	(446)
Property and Marine segment underwriting income (loss)	$(43,974)	$40,602	$(84,576)

Underwriting ratios:
Net loss and LAE	126.9%	34.8%	92.1 points
Net acquisition expense	13.1%	17.1%	(4.0) points
Other underwriting expense	7.9%	7.7%	0.2 points
Combined	147.9%	59.6%	88.3 points

The Property and Marine segment underwriting result decreased by $84.6 million for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010, primarily due to an increase in net losses arising from major catastrophes.  Net losses arising from major catastrophes, net of reinstatement premiums and retrocessional recoveries, were $78.4 million and $16.4 million for the three months ended June 30, 2011 and 2010, respectively.  Net losses from major catastrophes for the three months ended June 30, 2011 were attributable to severe U.S. weather and increases in first quarter 2011 catastrophe loss estimates.  The increases in the first quarter 2011 catastrophe loss estimates arose from the earthquakes in New Zealand and Japan, the 2011 floods in Australia and Cyclone Yasi in Australia and were based primarily on information received from our clients.

Gross premiums written decreased by $7.3 million for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010.  Gross premiums written included reinstatement premiums related to major catastrophes of $8.1 million and $2.4 million for the three months ended June 30, 2011 and 2010, respectively.  The decrease in gross premiums written was primarily due to decreases in the International and North American catastrophe excess-of loss business for the three months ended June 30, 2011 as compared with the same period in 2010 and resulted from fewer opportunities that met our underwriting standards and the desire to reduce our exposure to catastrophe events.  The increase in ceded premiums written was due to an increase in our purchase of retrocessional coverage on catastrophe business for the three months ended June 30, 2011 as compared with the same period in 2010 that resulted from the desire to reduce our exposure to catastrophe events.  Net premiums earned decreased by $8.7 million for the three months ended June 30, 2011 as compared with the same period in 2010, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $81.5 million for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010, primarily due to an increase in losses arising from major catastrophes in 2011 and attritional losses relating to the June New Zealand earthquakes, as well as a decrease in net favorable loss development.  The following table sets forth the gross and net losses and LAE by major catastrophe for the three months ended June 30, 2011 ($ in thousands):

Major Catastrophe	Gross Losses and LAE	Retrocessional Recoveries	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes

Severe U.S. weather	$(35,064)	$–	$(35,064)	$2,836	$(32,228)
Increases in First Quarter 2011 Catastrophe Estimates:
February New Zealand earthquake	(35,702)	–	(35,702)	2,784	(32,918)
Japan earthquake	(7,738)	–	(7,738)	1,108	(6,630)
2011 Australian floods	(4,597)	–	(4,597)	1,022	(3,575)
Cyclone Yasi	(3,226)	–	(3,226)	133	(3,093)
Total	$(86,327)	$–	$(86,327)	$7,883	$(78,444)

For the three months ended June 30, 2010, net losses and LAE arising from major catastrophes of $19.6 million, excluding reinstatement premiums earned of $3.2 million, related to the increase in loss estimates from the earthquake in Chile that occurred during the first quarter of 2010.  Net losses and LAE arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 90.8 points and 19.0 points for the three months ended June 30, 2011 and 2010, respectively.

Net favorable loss development was $5.2 million and $19.8 million for the three months ended June 30, 2011 and 2010, respectively.   Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 4.0 points and 19.0 points for the three months ended June 30, 2011 and 2010, respectively.  Net favorable loss development for the three months ended June 30, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the three months ended June 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Catastrophe excess-of-loss (non-major events)	$2,068	$120	$(245)	$1,943
Crop	1,138	(106)	–	1,032
Other	1,968	195	(884)	1,279
Total	$5,174	$209	$(1,129)	$4,254

Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from North American business from the 2010 underwriting year, partially offset by unfavorable development from International business resulting from an increase in loss estimates from ceding companies related to fourth quarter 2010 events in Europe and Australia.  Net favorable development in the crop class arose primarily from North American business in the 2010 underwriting year.

The following table sets forth the net favorable (unfavorable) development for the three months ended June 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per risk excess-of-loss	$3,596	$434	$93	$4,123
Catastrophe excess-of-loss (non-major events)	5,087	458	383	5,928
Crop	10,806	(3,464)	–	7,342
Major catastrophes	(691)	–	(1,874)	(2,565)
Other property	979	(427)	70	622
Total	$19,777	$(2,999)	$(1,328)	$15,450

Net favorable development in the property per risk excess-of-loss class arose primarily from the 2007 through 2009 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2009 underwriting year.  Net favorable development in the crop class arose primarily from our North American business in the 2009 underwriting year.  Net unfavorable development in the major catastrophes class arose primarily from marine exposure on Hurricane Ike in 2008.

Net acquisition expenses and related net acquisition expense ratios were $12.0 million and 13.1%, respectively, for the three months ended June 30, 2011 and $17.2 million and 17.1%, respectively, for the three months ended June 30, 2010.  The decrease in net acquisition expenses and the acquisition expense ratio was primarily due to net favorable commission adjustments related to prior years’ losses during the three months ended June 30, 2011 as compared with net unfavorable commission adjustments related to prior years’ losses for the same period in 2010.  Net favorable commission adjustments related to prior years’ losses were $0.2 million for the three months ended June 30, 2011 and net unfavorable commission adjustments related to prior years’ losses were $3.0 million for the three months ended June 30, 2010.  Net favorable commission adjustments related to prior years’ losses decreased the acquisition expense ratio by 0.1 points for the three months ended June 30, 2011 and the net unfavorable commission adjustments related to prior years’ losses increased the acquisition expense ratio by 3.2 points for the three months ended June 30, 2010.

Other underwriting expenses were $7.3 million and $7.7 million for the three months ended June 30, 2011 and 2010, respectively.  The decrease in 2011 as compared with 2010 was primarily attributable to a decrease in the accrual for performance-based compensation in 2011.

Casualty

The Casualty operating segment generated 55.0% and 47.9% of our net premiums written for the three months ended June 30, 2011 and 2010, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the three months ended June 30, 2011 and 2010 ($ in thousands):

	Three Months Ended June 30,
	2011	2010	Increase (decrease)

Net premiums written	$69,234	$72,628	$(3,394)

Net premiums earned	77,104	85,166	(8,062)
Net losses and LAE	43,868	40,058	3,810
Net acquisition expenses	18,144	18,752	(608)
Other underwriting expenses	4,829	5,654	(825)
Casualty segment underwriting income	$10,263	$20,702	$(10,439)

Underwriting ratios:
Net loss and LAE	56.9%	47.0%	9.9 points
Net acquisition expense	23.5%	22.0%	1.5 points
Other underwriting expense	6.3%	6.6%	(0.3) points
Combined	86.7%	75.6%	11.1 points

The Casualty segment underwriting income decreased by $10.4 million for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010, primarily due to a decrease in net favorable development.  Net favorable development was $11.7 million and $23.4 million for the three months ended June 30, 2011 and 2010, respectively.

Net premiums written decreased by $3.4 million for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010, primarily due to decreases in business underwritten in 2011 and 2010 across most casualty classes as a result of fewer opportunities that met our underwriting standards.  Net premiums earned decreased by $8.1 million as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $3.8 million for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010, primarily due to a decrease in net favorable loss development.  Net favorable loss development was $11.3 million and $22.6 million for the three months ended June 30, 2011 and 2010, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 15.4 points and 26.7 points for the three months ended June 30, 2011 and 2010, respectively.  Net favorable loss development for the three months ended June 30, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development for the three months ended June 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$5,635	$(600)	$17	$5,052
North American occurrence excess-of-loss	1,977	(6)	83	2,054
North American umbrella	3,343	(150)	–	3,193
International casualty	(1,359)	(185)	747	(797)
Financial lines	2,433	(41)	(4)	2,388
Other	(775)	504	48	(223)
Total	$11,254	$(478)	$891	$11,667

Net favorable development in the North American claims made class arose primarily from the 2003 and 2004 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2004 through 2007 underwriting years.  The net favorable development in the 2007 underwriting year resulted from improved loss experience in the current year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  Net favorable development in the North American umbrella class arose primarily from the 2003, 2006 and 2008 underwriting years.  Net favorable development in the 2008 underwriting year resulted from improved loss experience in the current year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  Net unfavorable development in the international casualty class arose primarily from the 2003 and 2008 underwriting years, partially offset by favorable development in most underwriting years prior to 2008.  Net favorable development in the financial lines class arose primarily from the 2004 through 2007 underwriting years in the North American surety class, with a change in the loss development patterns resulting in approximately $1.3 million of the net favorable development.

The following table sets forth the net favorable (unfavorable) development for the three months ended June 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$12,487	$5	$–	$12,492
North American occurrence excess-of-loss	7,340	(124)	–	7,216
North American umbrella	2,427	(3)	–	2,424
Accident and health	728	295	–	1,023
Other	(364)	475	136	247
Total	$22,618	$648	$136	$23,402

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

Net acquisition expenses and related net acquisition expense ratios were $18.1 million and 23.5%, respectively, for the three months ended June 30, 2011 and $18.8 million and 22.0%, respectively, for the three months ended June 30, 2010.  The acquisition expense ratio increased due to net unfavorable commission adjustments related to prior years’ losses for the three months ended June 30, 2011 as compared to net favorable commission adjustments related to prior years’ losses for the same period in 2010.  Net unfavorable commission adjustments related to prior years’ losses were $0.5 million for the three months ended June 30, 2011 and net favorable commission adjustments related to prior years’ losses were $0.6 million for the three months ended June 30, 2010.  Net unfavorable commission adjustments related to prior years’ losses increased the acquisition expense ratio by 0.4 points for the three months ended June 30, 2011 and the net favorable commission adjustments related to prior years’ losses of commissions decreased the acquisition expense ratio by 0.8 points for the three months ended June 30, 2010.

Other underwriting expenses were $4.8 million and $5.7 million for the three months ended June 30, 2011 and 2010, respectively.  The decrease in 2011 as compared with 2010 was primarily attributable to a decrease in the accrual for performance-based compensation in 2011.

Finite Risk

The Finite Risk segment generated 1.8% and 3.3% of our net premiums written for the three months ended June 30, 2011 and 2010, respectively.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the three months ended June 30, 2011 and 2010 ($ in thousands):

	Three Months Ended June 30,
	2011	2010	Increase (decrease)

Net premiums written	$2,242	$4,985	$(2,743)

Net premiums earned	3,480	5,716	(2,236)
Net losses and LAE	(1,054)	(3,593)
Net acquisition expenses	3,962	8,118
Net losses, LAE and acquisition expenses	2,908	4,525	(1,617)
Other underwriting expenses	264	313	(49)
Finite Risk segment underwriting income (loss)	$308	$878	$ (570)

Underwriting ratios:
Net loss and LAE	(30.3%)	(62.9%)
Net acquisition expense	113.9%	142.0%
Net loss, LAE and acquisition expense ratios	83.6%	79.1%	4.5 points
Other underwriting expense	7.6%	5.5%	2.1 points
Combined	91.2%	84.6%	6.6 points

During the three months ended June 30, 2011 and 2010, the Finite Risk portfolio consisted of one in force contract and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively insignificant adjustments of prior years’ reserves.  The decreases in net premiums written and net premiums earned for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010 were primarily attributable to a decrease in the underlying premiums written relating to the one in force contract.

Net losses, LAE and acquisition expenses decreased by $1.6 million for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010, primarily due to a decrease in net earned premiums and a decrease in net favorable development for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010.  Net favorable development was $0.5 million and $1.2 million for the three months ended June 30, 2011 and June 30, 2010, respectively.  Net favorable development for the three months ended June 30, 2011 was primarily related to a contract from the 2003 underwriting year.  Net favorable development for the three months ended June 30, 2010 was primarily due to the commutation of a contract from the 2005 underwriting year and a decrease in losses related to a contract from the 2003 underwriting year.  The net favorable development decreased the net loss and LAE and acquisition expense ratio by 13.2 points and 21.4 points for the three months ended June 30, 2011 and 2010, respectively.

Non-Underwriting Results

Net Investment Income

Net investment income was $34.0 million and $35.4 million for the three months ended June 30, 2011 and 2010, respectively.  Net investment income decreased in the three months ended June 30, 2011, as compared with the same period in 2010, primarily as a result of a reduction in investable assets.

Net Realized Gains (Losses) on Investments

Net realized losses on investments were $4.7 million for the three months ended June 30, 2011 and net realized gains on investments were $49.5 million for the three months ended June 30, 2010.  Sales of investments resulted in net realized losses of $6.4 million for the three months ended June 30, 2011, primarily from U.S. Government securities.  The net gains from mark-to-market adjustments on trading securities of $1.7 million for the three months ended June 30, 2011 were related primarily to non-U.S. Government securities.  Sales of investments resulted in net realized gains of $47.9 million for the three months ended June 30, 2010, primarily from U.S. Government securities, U.S. Government agency residential mortgage-backed securities (“RMBS”) and non-U.S. Government securities.  The net gains from mark-to-market adjustments on trading securities of $1.6 million for the three months ended June 30, 2010 were related primarily to non-U.S. Government securities.

Net Impairment Losses on Investments

Net impairment losses on investments were $1.7 million and $3.4 million for the three months ended June 30, 2011 and 2010, respectively.  The net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities.  The net impairment losses recorded for the three months ended June 30, 2011 included $1.5 million related to non-agency RMBS and $0.2 million related to sub-prime asset-backed securities (“ABS”).  The net impairment losses recorded for the three months ended June 30, 2010 included $1.8 million related to non-agency RMBS and $1.6 million related to sub-prime ABS.

Net Changes in Fair Value of Derivatives

The expense for the fair value of derivatives was $4.5 million and less than $0.1 million for the three months ended June 30, 2011 and 2010, respectively.  The net changes in the fair value of derivatives were attributed to a three year derivative agreement with Topiary Capital Limited (“Topiary”) that commenced in August 2008 and provides us with annual second event catastrophe protection.  During the first quarter of 2011, the earthquake in Japan qualified as a first event under this agreement and resulted in an increase in the fair value of the derivative instrument during the first quarter due to the increased probability of a recovery.  During the three months ended June 30, 2011, the fair value of the derivative instrument decreased due to the reduced probability that a second qualifying catastrophic event occurs prior to the end of the derivative contract on July 31, 2011.  See Note 4 to the “Consolidated Financial Statements” in this Form 10-Q for additional discussion of Topiary.

Operating Expenses

Non-underwriting operating expenses were $4.7 million and $6.5 million for the three months ended June 30, 2011 and 2010, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The decrease in the three months ended June 30, 2011 as compared with the same period in 2010 was primarily attributable to a decrease in the accrual for performance-based compensation in 2011.

Interest Expense

Interest expense was $4.8 million and $4.7 million for the three months ended June 30, 2011 and 2010, respectively, and related to our $250.0 million of Series B 7.5% Notes due June 1, 2017 (the “Series B Notes”).

Income Taxes

Income tax benefit was less than $0.1 million for the three months ended June 30, 2011 and income tax expense was $8.2 million for the three months ended June 30, 2010.  Income tax expense or benefit is primarily driven by the composition of income before income taxes from our subsidiaries and will vary depending on the contribution to net income or loss by our U.S. based subsidiaries.

 Six Months Ended June 30, 2011 as Compared with the Six Months Ended June 30, 2010

Net income (loss) and diluted earnings (loss) per common share for the six months ended June 30, 2011 and 2010 were as follows ($ and amounts in thousands, except diluted earnings (loss) per common share):

	Six Months Ended June 30,
	2011	2010	Net change

Underwriting income (loss)	$(216,955)	$64,956	$(281,911)
Net investment income	66,343	72,877	(6,534)
Net realized gains (losses) on investments	(4,282)	54,946	(59,228)
Net impairment losses on investments	(3,173)	(21,512)	18,339
Other revenues (expenses)	(19,049)	(23,096)	4,047
Income (loss) before income taxes	(177,116)	148,171	(325,287)
Income tax expense	(477)	(8,611)	8,134
Net income (loss)	$(177,593)	$139,560	$(317,153)
Weighted average shares outstanding for diluted earnings per common share	37,155	47,365	(10,210)
Diluted earnings (loss) per common share	$(4.75)	$2.95	$(7.70)

The net loss for the six months ended June 30, 2011 as compared with net income for the same period in 2010 was primarily due to a decrease in the net underwriting result attributable to an increase in major catastrophe activity and a decrease in net favorable development.  In addition, there were net realized losses on investments in the six months ended June 30, 2011 as compared with net realized gains in the same period in 2010 and net investment income also decreased.  This was partially offset by a decrease in net impairment losses on investments.

The diluted loss per common share for the six months ended June 30, 2011 as compared with diluted earnings per common share for the six months ended June 30, 2010 was due to a net loss resulting primarily from an increase in losses arising from major catastrophes.  During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation.

Underwriting Results

Net underwriting loss was $217.0 million for the six months ended June 30, 2011 and net underwriting income was $65.0 million for the six months ended June 30, 2010.  The change in the net underwriting result was due to an increase in net losses arising from major catastrophes and a decrease in net favorable development.

Net losses arising from major catastrophes were $326.5 million and $105.4 million for the six months ended June 30, 2011 and 2010, respectively.  Net favorable development was $49.5 million and $89.6 million for the six months ended June 30, 2011 and 2010, respectively.  The net favorable development for the six months ended June 30, 2011 relating to prior years was substantially all in the Property and Marine and Casualty segments.

Property and Marine

The Property and Marine operating segment generated 51.8% and 55.3% of our net premiums written for the six months ended June 30, 2011 and 2010, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the six months ended June 30, 2011 and 2010 ($ in thousands):

	Six Months Ended June 30,
	2011	2010	Increase (decrease)

Gross premiums written	$200,456	$236,512	$(36,056)
Ceded premiums written	34,243	15,622	18,621
Net premiums written	166,213	220,890	(54,677)

Net premiums earned	189,757	228,356	(38,599)
Net losses and LAE	394,873	161,637	233,236
Net acquisition expenses	25,635	33,449	(7,814)
Other underwriting expenses	14,595	16,419	(1,824)
Property and Marine segment underwriting income (loss)	$(245,346)	$16,851	$(262,197)

Underwriting ratios:
Net loss and LAE	208.1%	70.8%	137.3 points
Net acquisition expense	13.5%	14.6%	(1.1) points
Other underwriting expense	7.7%	7.2%	0.5 points
Combined	229.3%	92.6%	136.7 points

The Property and Marine segment underwriting result decreased by $262.2 million for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010, primarily due to an increase in net losses arising from major catastrophes.  Net losses arising from major catastrophes, net of reinstatement premiums and retrocessional recoveries, were $326.5 million and $105.4 million for the six months ended June 30, 2011 and 2010, respectively.  Net losses from major catastrophes for the six months ended June 30, 2011 were attributable to earthquakes in New Zealand and Japan, severe U.S. weather, the 2011 floods in Australia and Cyclone Yasi in Australia.

Gross premiums written decreased by $36.1 million for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010.  Gross premiums written included reinstatement premiums related to major catastrophes of $19.5 million and $16.6 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease in gross premiums written was primarily due to decreases in the North American catastrophe excess-of-loss and per risk excess-of-loss business for the six months ended June 30, 2011 as compared with the same period in 2010 and resulted from fewer opportunities that met our underwriting standards and the desire to reduce our exposure to catastrophe events.   The increase in ceded premiums written was due to an increase in our purchase of retrocessional coverage on catastrophe business for the six months ended June 30, 2011 as compared with the same period in 2010 that resulted from the desire to reduce our exposure to catastrophe events.  Net premiums earned decreased by $38.6 million for the six months ended June 30, 2011 as compared with the same period in 2010, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $233.2 million for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010, primarily due to an increase in losses arising from major catastrophes and a decrease in net favorable loss development.  The following table sets forth the gross and net losses and LAE by major catastrophe for the six months ended June 30, 2011 ($ in thousands):

Major Catastrophe	Gross Losses and LAE	Retrocessional Recoveries	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes

February New Zealand earthquake	$(177,173)	$–	$(177,173)	$7,341	$(169,832)
Japan earthquake	(133,944)	35,000	(98,944)	5,752	(93,192)
Severe U.S. weather	(35,064)	–	(35,064)	2,836	(32,228)
2011 Australian floods	(20,201)	–	(20,201)	1,776	(18,425)
Cyclone Yasi	(14,335)	–	(14,335)	1,515	(12,820)
Total	$(380,717)	$35,000	$(345,717)	$19,220	$(326,497)

For the six months ended June 30, 2010, net losses and LAE arising from major catastrophes of $120.7 million, excluding reinstatement premiums earned of $15.3 million, related primarily to the earthquake in Chile.  Net losses and LAE arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 179.2 points and 51.6 points for the six months ended June 30, 2011 and 2010, respectively.

Net favorable loss development was $17.4 million and $38.4 million for the six months ended June 30, 2011 and 2010, respectively.   Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 8.7 points and 16.6 points for the six months ended June 30, 2011 and 2010, respectively.  Net favorable loss development for the six months ended June 30, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the six months ended June 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per risk excess-of-loss	$6,714	$256	$175	$7,145
Catastrophe excess-of-loss (non-major events)	(9,810)	(71)	(407)	(10,288)
Property proportional	4,051	(53)	–	3,998
Major catastrophes	14,421	(8)	(327)	14,086
Crop	1,817	(120)	–	1,697
Other	215	(8)	162	369
Total	$17,408	$(4)	$(397)	$17,007

Net favorable development in the property per risk excess-of-loss class arose primarily from the North American business from the 2003 and 2007 through 2010 underwriting years.  Net unfavorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from an increase in loss estimates from ceding companies related to fourth quarter 2010 events in Europe and Australia, partially offset by North American business and International business prior to 2010.  Net favorable development in the property proportional class arose primarily from the 2008 and 2009 underwriting years.  Net favorable development in the major catastrophes class arose primarily from the September 2010 earthquake in New Zealand and the December 2010 floods in Australia.  Net favorable development in the crop class arose primarily from North American business in the 2010 underwriting year.

The following table sets forth the net favorable (unfavorable) development for the six months ended June 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

Property per risk excess-of-loss	$12,950	$(71)	$164	$13,043
Catastrophe excess-of-loss (non-major events)	7,452	351	524	8,327
Crop	14,724	(3,463)	–	11,261
Property proportional	2,928	(418)	–	2,510
Marine, aviation and satellite	1,059	(253)	301	1,107
Major catastrophes	(691)	–	(1,466)	(2,157)
Total	$38,422	$(3,854)	$(477)	$34,091

Net favorable development in the property per risk excess-of-loss class arose primarily from international and North American regional business from the 2007 and 2009 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2009 underwriting year.  Net favorable development in the crop class arose primarily from our North American business in the 2009 underwriting year.  Net favorable development in the property proportional class arose primarily from our North American business in the 2005 through 2008 underwriting years.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2005 and 2007 underwriting years. Net unfavorable development in the major catastrophes class arose primarily from marine exposure on Hurricane Ike in 2008.

Net acquisition expenses and related net acquisition expense ratios were $25.6 million and 13.5% , respectively, for the six months ended June 30, 2011 and $33.4 million and 14.6%, respectively, for the six months ended June 30, 2010.  The decrease in net acquisition expenses and the acquisition expense ratio was primarily due to a decrease in net unfavorable commission adjustments related to prior years’ losses as compared with the same period in 2010.   Net unfavorable development of commission adjustments related to prior years’ losses was less than $0.1 million and $3.9 million for the six months ended June 30, 2011 and 2010, respectively.  There was no impact from the net unfavorable development of commission adjustments related to prior years’ losses for the six months ended June 30, 2011 and net unfavorable development of commission adjustments related to prior years’ losses increased the acquisition expense ratio by 1.7 points for the six months ended June 30, 2010.

Other underwriting expenses were $14.6 million and $16.4 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease in 2011 as compared with 2010 was primarily attributable to a decrease in the accrual for performance-based compensation in 2011.

Casualty

The Casualty operating segment generated 46.7% and 41.7% of our net premiums written for the six months ended June 30, 2011 and 2010, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the six months ended June 30, 2011 and 2010 ($ in thousands):

	Six Months Ended June 30,
	2011	2010	Increase (decrease)

Net premiums written	$149,753	$166,379	$(16,626)

Net premiums earned	157,928	173,068	(15,140)
Net losses and LAE	83,487	71,588	11,899
Net acquisition expenses	36,707	36,479	228
Other underwriting expenses	10,161	12,124	(1,963)
Casualty segment underwriting income	$27,573	$52,877	$(25,304)

Underwriting ratios:
Net loss and LAE	52.9%	41.4%	11.5 points
Net acquisition expense	23.2%	21.1%	2.1 points
Other underwriting expense	6.4%	7.0%	(0.6) points
Combined	82.5%	69.5%	13.0 points

The Casualty segment underwriting income decreased by $25.3 million for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010, primarily due to a decrease in net favorable development.  Net favorable development was $31.4 million and $60.0 million for the six months ended June 30, 2011 and 2010, respectively.

Net premiums written decreased by $16.6 million for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010, primarily due to decreases in business underwritten in 2011 and 2010 across most casualty classes as a result of fewer opportunities that met our underwriting standards.  Net premiums earned decreased by $15.1 million as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $11.9 million for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010, primarily due to a decrease in net favorable loss development.  Net favorable loss development was $30.8 million and $56.0 million for the three months ended June 30, 2011 and 2010, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 19.7 points and 32.5 points for the six months ended June 30, 2011 and 2010, respectively.  Net favorable loss development for the six months ended June 30, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development for the six months ended June 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$19,722	$(963)	$17	$18,776
North American occurrence excess-of-loss	4,548	188	179	4,915
North American umbrella	7,809	(161)	–	7,648
Accident and health	(3,253)	1,151	–	(2,102)
Financial lines	3,173	(110)	(48)	3,015
Other	(1,190)	(7)	334	(863)
Total	$30,809	$98	$482	$31,389

Net favorable development in the North American claims made class arose primarily from the 2003 through 2007 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2005 underwriting year.  Net favorable development in the North American umbrella class arose primarily from the 2006 and 2008 underwriting years.  The net favorable development in the 2008 underwriting year resulted from improved loss experience in the current year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  Net unfavorable development in the accident and health class arose primarily from the 2004 through 2006 underwriting years.  Net favorable development in the financial lines class arose primarily from the 2004 through 2007 underwriting years on the North American surety class, with a change in the loss development patterns resulting in approximately $1.3 million of the net favorable development.

The following table sets forth the net favorable (unfavorable) development for the six months ended June 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development

North American claims made	$23,521	$2,271	$–	$25,792
North American occurrence excess-of-loss	24,680	(249)	7	24,438
North American umbrella	5,876	(2)	–	5,874
Financial lines	1,831	23	65	1,919
International casualty	(1,310)	289	223	(798)
Accident and health	1,671	1,173	–	2,844
Other	(309)	61	135	(113)
Total	$55,960	$3,566	$430	$59,956

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

Net acquisition expenses and related net acquisition expense ratios were $36.7 million and 23.2%, respectively, for the six months ended June 30, 2011 and $36.5 million and 21.1%, respectively, for the six months ended June 30, 2010.  The increase in the acquisition expense ratio was due to a decrease in net favorable commission adjustments related to prior years’ losses for the six months ended June 30, 2011 as compared with the same period in 2010.  Net favorable development of commission adjustments related to prior years’ losses was $0.1 million and $3.6 million for the six months ended June 30, 2011 and 2010, respectively.  Net favorable development of commissions adjustments related to prior years’ losses decreased the acquisition expense ratio by 0.1 points and 2.1 points for the six months ended June 30, 2011 and 2010, respectively.

Other underwriting expenses were $10.2 million and $12.1 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease in 2011 as compared with 2010 was primarily attributable to a decrease in the accrual for performance-based compensation in 2011.

Finite Risk

The Finite Risk segment generated 1.5% and 3.0% of our net premiums written for the six months ended June 30, 2011 and 2010, respectively.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the six months ended June 30, 2011 and 2010 ($ in thousands):

	Six Months Ended June 30,
	2011	2010	Increase (decrease)

Net premiums written	$4,706	$11,876	$(7,170)

Net premiums earned	7,632	10,186	(2,554)
Net losses and LAE	592	2,818
Net acquisition expenses	5,723	11,489
Net losses, LAE and acquisition expenses	6,315	14,307	(7,992)
Other underwriting expenses	499	651	(152)
Finite Risk segment underwriting income (loss)	$818	$(4,772)	$5,590

Underwriting ratios:
Net loss and LAE	7.8%	27.7%
Net acquisition expense	75.0%	112.8%
Net loss, LAE and acquisition expense ratios	82.8%	140.5%	(57.7) points
Other underwriting expense	6.5%	6.4%	0.1 points
Combined	89.3%	146.9%	(57.6) points

During the six months ended June 30, 2011 and 2010, the Finite Risk portfolio consisted of one in force contract and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively insignificant adjustments of prior years’ reserves.  The decreases in net premiums written and net premiums earned for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010 were primarily attributable to a decrease in the underlying premiums written relating to the one in force contract.

Net losses, LAE and acquisition expenses decreased by $8.0 million for the six months ended June 30, 2011 as compared with the six months ended June 30, 2010, primarily due to net favorable development for the six months ended June 30, 2011 as compared with net unfavorable development for the six months ended June 30, 2010.  Net favorable development was $1.1 million for the six months ended June 30, 2011 compared with net unfavorable development of $4.5 million for the six months ended June 30, 2010.  Net favorable and unfavorable development for the six months ended June 30, 2011 and 2010, respectively, were primarily related to a contract from the 2003 underwriting year.  The net favorable development decreased the net loss and LAE and acquisition expense ratio by 14.2 points for the six months ended June 30, 2011 compared with net unfavorable development increasing the ratio by 44.1 points for the six months ended June 30, 2010.

Non-Underwriting Results

Net Investment Income

Net investment income was $66.3 million and $72.9 million for the six months ended June 30, 2011 and 2010, respectively.  Net investment income decreased in the six months ended June 30, 2011, as compared with the same period in 2010, primarily as a result of a reduction in investable assets.

Net Realized Gains (Losses) on Investments

Net realized losses on investments were $4.3 million for the six months ended June 30, 2011 and net realized gains on investments were $54.9 million for the six months ended June 30, 2010.  Sales of investments resulted in net realized losses of $2.5 million for the six months ended June 30, 2011, primarily from realized losses from U.S. Government securities offset by realized gains from corporate bonds.  The net losses from mark-to-market adjustments on trading securities of $1.8 million for the six months ended June 30, 2011 were related primarily to insurance-linked securities.  Sales of investments resulted in net realized gains of $52.6 million for the six months ended June 30, 2010, primarily from U.S. Government securities, U.S. Government non-agency RMBS, corporate bonds and non-U.S. Government securities.  The net gains from mark-to-market adjustments on trading securities of $2.3 million for the six months ended June 30, 2010 were related primarily to non-U.S. Government securities.

Net Impairment Losses on Investments

Net impairment losses on investments were $3.2 million and $21.5 million for the six months ended June 30, 2011 and 2010, respectively.  The net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities.  The net impairment losses recorded for the six months ended June 30, 2011 included $2.4 million related to non-agency RMBS and $0.8 million related to sub-prime ABS.  The net impairment losses recorded for the six months ended June 30, 2010 included $11.0 million related to sub-prime ABS, $7.7 million related to commercial mortgage-backed securities (“CMBS”) and $2.8 million related to non-agency RMBS.

Net Changes in Fair Value of Derivatives

The expense for the fair value of derivatives was $0.7 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively.  The net changes in the fair value of derivatives were attributed to a three year derivative agreement with Topiary that commenced in August 2008 and provides us with annual second event catastrophe protection.  During the six months ended June 30, 2011, the earthquake in Japan qualified as a first event under this agreement and resulted in a decreased expense in the fair value of the derivative instrument due to the increased probability of a recovery.  A recovery would be made only if a second qualifying catastrophic event occurs prior to the end of the derivative contract on July 31, 2011.

Operating Expenses

Non-underwriting operating expenses were $9.0 million and $12.7 million for the six months ended June 30, 2011 and 2010, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The decrease in the six months ended June 30, 2011 as compared with the same period in 2010 was primarily attributable to a decrease in the accrual for performance-based compensation in 2011.

Interest Expense

Interest expense was $9.5 million for each of the six months ended June 30, 2011 and 2010 and related to our $250.0 million of Series B Notes.

Income Taxes

Income tax expense was $0.5 million and $8.6 million for the six months ended June 30, 2011 and 2010, respectively.  Income tax expense is primarily driven by the composition of income before income taxes from our subsidiaries and will vary depending on the contribution to net income or loss by our U.S. based subsidiaries.

 Financial Condition

The following discussion of financial condition, liquidity and capital resources as of June 30, 2011 focuses only on material changes from December 31, 2010.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition,” in our 2010 Form 10-K.

 Liquidity

Liquidity Requirements

Our principal cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses and income taxes.  Additionally, cash is required for dividends to our common shareholders, the servicing of debt, share repurchases and the purchase of retrocessional contracts.  During the six months ended June 30, 2011, unpaid losses and LAE increased by $255.5 million primarily as a result of significant catastrophe activity during the first six months of 2011.  We anticipate that our operating cash flow will be negatively impacted by the payment of these losses.  We expect that our liquidity needs for the next twelve months will be met by our cash and cash equivalents, short-term investments, cash flows from operations, investment income and proceeds from the sale, redemption or maturity of our investments.

Platinum Holdings is a holding company, the assets of which consist primarily of shares of its subsidiaries.  Platinum Holdings depends primarily on its available cash resources and liquid investments and dividends and other distributions from its subsidiaries to meet its obligations.  Such obligations may include operating expenses, debt service obligations, dividends on its common shares and repurchases of common shares or other securities.  The ability of the reinsurance subsidiaries to pay dividends is constrained by our dependence on the financial strength ratings by A.M. Best Company, Inc. (“A.M. Best”) and Standard and Poor’s Ratings Services (“S&P”) of our reinsurance subsidiaries, which depend to a large extent on the capitalization levels of the reinsurance subsidiaries.  We believe that Platinum Holdings has sufficient cash resources and its subsidiaries have available dividend capacity to service our current outstanding obligations.

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

Platinum Bermuda made dividend payments of $180.0 million to Platinum Holdings during the six months ended June 30, 2011.  Platinum US paid no dividends to Platinum Finance during the six months ended June 30, 2011.  As of June 30, 2011, the remaining amount available for payment of dividends or other distributions by our reinsurance subsidiaries without regulatory approval was $225.8 million.

During the six months ended June 30, 2011, Platinum US repaid a $100.0 million surplus note to Platinum Regency, the parent company of Platinum Finance.  Platinum Regency subsequently paid dividends of $100.0 million to Platinum Holdings.

During the six months ended June 30, 2011, Platinum Holdings repaid loans from Platinum Finance of $75.0 million, due February 1, 2011.  In March 2011, Platinum Holdings contributed an additional $120.0 million in capital to Platinum Bermuda.

Platinum Bermuda and Platinum US have reinsurance and other contracts that require them to provide collateral to ceding companies should certain events occur, such as a decline in our ratings by A.M. Best or S&P below specified levels, or a decline in statutory equity below specified amounts, or when certain levels of assumed liabilities are attained.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.  As of June 30, 2011 and December 31, 2010, we held investments with a carrying value of $55.3 million and $69.8 million, respectively, and cash and cash equivalents of $18.6 million and $9.9 million, respectively, in trust to collateralize obligations under our reinsurance contracts.  As of June 30, 2011 and December 31, 2010, we held investments with a carrying value of $1.2 million and $48.6 million, respectively, and cash and cash equivalents of $139.5 million and $100.3 million, respectively, to collateralize letters of credit issued under our credit facilities.  The letters of credit were issued to collateralize obligations under various reinsurance contracts.  See “Sources of Liquidity” below for additional discussion of our credit facilities.

Sources of Liquidity

Our sources of funds consist primarily of cash from operations, proceeds from sales, redemption and maturity of investments, issuance of securities and cash and cash equivalents held by us.  Net cash flows provided by operations were $33.3 million for the six months ended June 30, 2011 and net cash flows provided by operations excluding trading securities were $33.1 million for the six months ended June 30, 2011.

In addition, on June 24, 2011, we entered into a three-year, $300.0 million credit facility (the "Syndicated Credit Facility") that amended and restated our existing credit facility, which was scheduled to expire on September 13, 2011.  The Syndicated Credit Facility consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  Borrowings and letters of credit under the Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of our reinsurance subsidiaries.  The Syndicated Credit Facility contains customary representations, warranties and covenants, including requirements to maintain a ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated tangible net worth of not less than the higher of (i) $1.25 billion or (ii) the sum of $1.25 billion plus 50% of net income for each fiscal year plus 75% of the aggregate increases in shareholders’ equity through the issuance or sale of shares minus the amount of any extraordinary dividend payment or repurchase of shares.  In addition, each of our reinsurance subsidiaries must maintain a financial strength rating from A.M. Best Company of at least B++ at all times.  We are in compliance with the covenants under the Syndicated Credit Facility.  The Syndicated Credit Facility provides that we may increase the commitments by up to $150.0 million subject to the participation of lenders.

Also, on June 30, 2011, our reinsurance subsidiaries entered into a letter of credit facility in the maximum aggregate amount of $100.0 million (the “LOC Facility”) that expires on December 31, 2013.  Under the terms of the LOC Facility, up to $100.0 million is available for the issuance of letters of credit to support reinsurance obligations of our reinsurance subsidiaries.  The LOC Facility contains customary representations, warranties and covenants.  We are in compliance with the covenants under the LOC Facility.  We also have the ability to request a supplemental letter of credit facility for up to $150.0 million subject to the agreement with the lender.

As of June 30, 2011, $100.0 million was available for borrowing and letters of credit on an unsecured basis and $82.9 million was available for letters of credit on a secured basis under the Syndicated Credit Facility.  In addition, $98.2 million was available for letters of credit on a secured basis under the LOC Facility.

Our aggregate cash and invested assets totaled $4.3 billion and $4.2 billion at June 30, 2011 and December 31, 2010, respectively.  Balances due from and to brokers are included in other assets and other liabilities, respectively, and the net balance due to brokers was $33.0 million as of June 30, 2011 and the net balance due from brokers was an amount less than $0.1 million as of December 31, 2010.  Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  Our aggregate cash and invested assets, including accrued investment income and net balances due to and from brokers, had a duration of 3.5 and 4.1 years as of June 30, 2011 and December 31, 2010.

As of June 30, 2011, the fair value of our available-for-sale securities was $2.5 billion, with a net unrealized gain of $53.3 million, and the fair value of our trading securities was $167.6 million.  See Note 3 to the "Consolidated Financial Statements" in this Form 10-Q for additional discussion on fair values.  The following table sets forth the fair values, net unrealized gains and losses and average credit quality of our fixed maturity securities as of June 30, 2011 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Average Credit Quality

Available-for-sale securities:
U.S. Government	$113,981	$2,677	Aaa
U.S. Government agencies	100,420	420	Aaa
Municipal bonds:
State general obligation bonds	825,880	22,373	Aa2
Essential service bonds	403,246	13,546	Aa3
State income tax and sales tax bonds	168,104	7,448	Aa1
Other municipal bonds	135,587	4,487	Aa2
Pre-refunded bonds	42,869	2,475	Aa2
Subtotal	1,575,686	50,329	Aa2

Non-U.S. governments	61,568	1,601	Aa1

Corporate bonds:
Industrial	212,334	11,100	A3
Utilities	66,635	2,817	A3
Insurance	50,418	2,550	A3
Finance	7,327	47	Baa1
Subtotal	336,714	16,514	A3

Commercial mortgage-backed securities	202,359	10,372	Aa2
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	74,290	3,009	Aaa
Non-agency residential mortgage-backed securities	50,102	(24,634)	B3
Alt-A residential mortgage-backed securities	6,146	(2,608)	Caa2
Subtotal	130,538	(24,233)	Baa1

Asset-backed securities:
Asset-backed securities	13,346	(254)	Aaa
Sub-prime asset-backed securities	9,072	(4,139)	Caa2
Subtotal	22,418	(4,393)	Baa1

Total available-for-sale securities	2,543,684	53,287	Aa3

Trading securities:
Non-U.S. dollar denominated securities:
Non-U.S. governments	146,478	n/a	Aaa
U.S. Government agencies	16,189	n/a	Aaa
Insurance-linked securities	4,938	n/a	Caa1
Total trading securities	167,605	n/a	Aaa

Short-term investments	226,307	n/a	Aaa

Total investments	$2,937,596	$53,287	Aa3

As of June 30, 2011, our portfolio of fixed maturity securities had a dollar weighted average rating of Aa3, primarily measured by Moody’s Investors Service (“Moody’s”).  If a particular security does not have a Moody’s rating then a rating from S&P is generally converted to a Moody’s equivalent rating.

The net unrealized gain position of our portfolio of CMBS was $10.4 million as of June 30, 2011 as compared with $8.3 million as of December 31, 2010.  The improvement in the net unrealized gain position was primarily attributable to a decrease or narrowing of interest rate spreads and a decrease in U.S. Treasury rates during the year.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized loss position of our RMBS portfolio was $24.2 million, with non-agency RMBS representing $27.2 million, as of June 30, 2011 as compared with $25.9 million, with non-agency RMBS representing $29.1 million, as of December 31, 2010.  The decrease in the net unrealized loss position of our RMBS portfolio was primarily attributable to a decrease or narrowing of interest rate spreads during the first six months of 2011.  Approximately 57% of the RMBS in our investment portfolio are issued or guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 43% of our RMBS were issued by non-agency institutions and included securities with underlying Alt-A mortgages.  The net unrealized loss position of our portfolio of sub-prime ABS was $4.1 million as of June 30, 2011 as compared with $4.4 million as of December 31, 2010.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

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

 Capital Resources

At June 30, 2011, our capital resources of $1.9 billion consisted of common shareholders’ equity of $1.7 billion and $250.0 million of Series B Notes.  At December 31, 2010, our capital resources of $2.1 billion consisted of common shareholders’ equity of $1.9 billion and $250.0 million of Series B Notes.  The decrease in capital during the six months ended June 30, 2011 was primarily attributable to a net loss of $177.6 million, option purchases of $47.9 million and repurchases of common shares of $33.9 million, partially offset by an improvement in accumulated other comprehensive income of $64.5 million.

Our Board of Directors established a program authorizing the repurchase of our common shares.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on February 16, 2011, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During the six months ended June 30, 2011, in accordance with the share repurchase program authorized by our Board of Directors, we repurchased 762,000 of our common shares in the open market for an aggregate amount of $33.9 million at a weighted average cost including commissions of $44.50 per share.  The shares we repurchased were canceled.   In January, 2011, the Company purchased, for an aggregate of $47.9 million in cash, the common share options issued to RenaissanceRe Holdings Ltd. (“RenaissanceRe”) in connection with the Company’s initial public offering in 2002.  The options provided RenaissanceRe with the right to purchase 2,500,000 common shares from the Company for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under the Company’s share repurchase program and were canceled. We did not repurchase any common shares during the quarter ended June 30, 2011.  As of June 30, 2011, the remaining amount available under the repurchase program was $237.4 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for the purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in our consolidated financial statements as of June 30, 2011.

Contractual Obligations

There have been no material changes outside of the ordinary course of business to our contractual obligations as disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Contractual Obligations,” in our 2010 Form 10-K.

 Recently Issued Accounting Pronouncements

See Note 1 to the "Consolidated Financial Statements" in this Form 10-Q for a discussion of recently issued accounting pronouncements.

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

The inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

•	the occurrence of severe natural or man-made catastrophic events;

•	the effectiveness of our loss limitation methods and pricing models;

•	the adequacy of our ceding companies’ ability to assess the risks they underwrite;

•	the adequacy of our liability for unpaid losses and loss adjustment expenses;

•	the effects of emerging claim and coverage issues on our business;

•	our ability to maintain our A.M. Best and S&P ratings;

•	our ability to raise capital on acceptable terms if necessary;

•	our exposure to credit loss from counterparties in the normal course of business;

•	our ability to provide reinsurance from Bermuda to insurers domiciled in the United States;

•	the cyclicality of the property and casualty reinsurance business;

•	the highly competitive nature of the property and casualty reinsurance industry;

•	losses that we could face from terrorism, political unrest and war;

•	our dependence on the business provided to us by reinsurance brokers and our exposure to credit risk associated with our brokers during the premium and loss settlement process;

•	the availability of catastrophic loss protection on acceptable terms;

•	foreign currency exchange rate fluctuation;

•	our ability to maintain and enhance effective operating procedures and internal controls over financial reporting;

•	the preparation of our financial statements requires us to make many estimates and judgments;

•	the representations, warranties and covenants in our credit facilities limit our financial and operational flexibility;

•	our ability to retain key executives and attract and retain additional qualified personnel in the future;

•	the performance of our investment portfolio;

•	fluctuations in the mortgage-backed and asset-backed securities markets;

•	the effects of changes in market interest rates on our investment portfolio;

•	the concentration of our investment portfolio in any particular industry, asset class or geographic region;

•	the possibility that we may become subject to taxes in Bermuda after 2016;

•	the effects that the imposition of U.S. corporate income tax would have on Platinum Holdings and its non-U.S. subsidiaries;

•
the risk that U.S. persons who hold our shares will be subject to adverse U.S. federal income tax consequences if we are considered to be a passive foreign investment company for U.S. federal income tax purposes;

•	under certain circumstances, our shareholders may be required to pay taxes on their pro rata share of the related person insurance income of Platinum Bermuda;

•	U.S. persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on all or a portion of their gains, if any;

•	holders of 10% or more of our shares may be subject to U.S. income taxation under the “controlled foreign corporation” rules;

•	the effect of changes in U.S. federal income tax law on an investment in our shares;

•	the impact of Bermuda's commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices on our tax status in Bermuda is uncertain;

•	the effect of potential changes in the regulatory system under which we operate;

•	the impact of regulatory regimes and changes to accounting rules on our financial results, irrespective of business operations;

•	the impact of the Dodd-Frank Act on our business;

•	the dependence of the cash flows of Platinum Holdings, a holding company, on dividends, interest and other permissible payments from its subsidiaries;

•	the risk that our shareholders may have greater difficulty in protecting their interests than would shareholders of a U.S. corporation; and

•	limitations on the ownership, transfer and voting rights of our common shares.

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

 Interest Rate Risk

The following table shows the aggregate hypothetical impact on the fair value of our fixed maturity securities portfolio as of June 30, 2011, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp		+ 100bp

Total market value	$2,856,473	$2,784,208	$2,711,289	$2,640,180		$2,571,914

Percent change in market value	5.4%	2.7%	–	(2.6%	)	(5.1%	)

Resulting net appreciation (depreciation)	$204,382	$132,117	$59,198	$(11,911)		$(80,177)

ITEM 4.	CONTROLS AND PROCEDURES

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

 Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended June 30, 2011 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
Second Amended and Restated Credit Agreement, dated as of June 24, 2011, among Platinum Holdings, Platinum Bermuda., Platinum US, Platinum Finance, the Lenders party thereto, ING Bank N.V., London Branch, as Documentation Agent, U.S. Bank National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Administrative Agent.(1)

10.2
List of Contents of Exhibits and Schedules to the Second Amended and Restated Credit Agreement. Platinum Holdings agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request. (1)

10.3
Committed Letter of Credit Issuance Facility Letter dated June 30, 2011 among Platinum Bermuda, Platinum US, Platinum Holdings (solely for purposes of paragraph 9.2 thereof) and Citibank Europe plc. (1)

10.4	Insurance Letters of Credit Master Agreement dated June 30, 2011 among Platinum Bermuda, Platinum US and Citibank Europe plc. (1)
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010 (unaudited), (iii) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2011 and 2010 (unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited) and (v) the Notes to the Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010 (unaudited).

(1)           Incorporated by reference from the Company’s current report on Form 8-K filed with the SEC on June 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: July 26, 2011	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2011	By:	/s/ Allan C. Decleir
Allan C. Decleir
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)