Form 10-Q
period 2011-09-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2011-10-28
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
     Yes ___     No  X

The registrant had 37,330,450 common shares, par value $0.01 per share, outstanding as of October 14, 2011.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost - $2,351,803 and $2,889,502, respectively)	$2,496,649	$2,865,827
Fixed maturity trading securities at fair value (amortized cost - $151,539 and $174,631, respectively)	160,676	182,146
Short-term investments	538,887	176,648
Total investments	3,196,212	3,224,621
Cash and cash equivalents	1,127,305	987,877
Accrued investment income	32,682	31,288
Reinsurance premiums receivable	152,633	162,682
Reinsurance recoverable on ceded losses and loss adjustment expenses	41,599	13,973
Prepaid reinsurance premiums	15,426	4,461
Funds held by ceding companies	91,886	84,078
Deferred acquisition costs	31,417	36,584
Deferred tax assets	31,670	47,777
Other assets	27,165	20,972
Total assets	$4,747,995	$4,614,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,468,987	$2,217,378
Unearned premiums	141,814	154,975
Debt obligations	250,000	250,000
Commissions payable	56,413	59,388
Other liabilities	103,869	37,117
Total liabilities	$3,021,083	$2,718,858

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized, 37,330,450 and 37,757,926 shares issued and outstanding, respectively	$373	$377
Additional paid-in capital	373,790	453,619
Accumulated other comprehensive income (loss)	126,838	(24,488)
Retained earnings	1,225,911	1,465,947
Total shareholders' equity	$1,726,912	$1,895,455

Total liabilities and shareholders' equity	$4,747,995	$4,614,313

 See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
For the Three and Nine Months Ended September 30, 2011 and 2010
($ in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Net premiums earned	$166,813	$183,404	$522,130	$595,014
Net investment income	29,762	31,078	96,105	103,955
Net realized gains (losses) on investments	7,498	44,351	3,216	99,297
Total other-than-temporary impairment losses	(8,315)	(6,624)	(7,815)	(17,485)
Portion of impairment losses recognized in accumulated other comprehensive income (loss)	3,864	2,576	191	(8,075)
Net impairment losses on investments	(4,451)	(4,048)	(7,624)	(25,560)
Other income (expense)	(198)	(171)	838	(42)
Total revenue	199,424	254,614	614,665	772,664

Expenses:
Net losses and loss adjustment expenses	201,453	79,094	680,405	315,137
Net acquisition expenses	30,208	32,517	98,273	113,934
Net changes in fair value of derivatives	4,546	4,154	5,294	6,499
Operating expenses	14,755	20,004	49,011	61,905
Net foreign currency exchange losses (gains)	(982)	235	(179)	(1,061)
Interest expense	4,769	4,763	14,302	14,232
Total expenses	254,749	140,767	847,106	510,646

Income (loss) before income taxes	(55,325)	113,847	(232,441)	262,018
Income tax expense (benefit)	(1,790)	20,185	(1,313)	28,796
Net income (loss)	$(53,535)	$93,662	$(231,128)	$233,222

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(1.43)	$2.31	$(6.18)	$5.42
Diluted earnings (loss) per common share	$(1.43)	$2.13	$(6.18)	$5.04

Comprehensive income (loss):
Net income (loss)	$(53,535)	$93,662	$(231,128)	$233,222
Other comprehensive income – net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	86,804	45,895	151,326	128,600
Comprehensive income (loss)	$33,269	$139,557	$(79,802)	$361,822

Shareholder dividends:
Common shareholder dividends declared	$2,975	$3,246	$8,908	$10,301
Dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2011 and 2010
($ in thousands)

	2011	2010
Common shares:
Balances at beginning of period	$377	$459
Exercise of common share options	-	10
Issuance of common shares	-	1
Settlement of equity awards	4	3
Repurchase of common shares	(8)	(80)
Balances at end of period	373	393

Additional paid-in capital:
Balances at beginning of period	453,619	883,425
Exercise of common share options	1,222	29,552
Issuance of common shares	2	4
Share based compensation	3,127	10,607
Settlement of equity awards	(2,763)	(966)
Repurchase of common shares	(33,899)	(304,528)
Purchase of common share options	(47,900)	-
Income tax benefit from share based compensation	382	1,018
Balances at end of period	373,790	619,112

Accumulated other comprehensive income (loss):
Balances at beginning of period	(24,488)	(70,005)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes:
Change in unrealized gains and losses	151,012	122,691
Non-credit component of impairment losses	314	5,909
Balances at end of period	126,838	58,595

Retained earnings:
Balances at beginning of period	1,465,947	1,263,852
Net income (loss)	(231,128)	233,222
Common share dividends	(8,908)	(10,301)
Balances at end of period	1,225,911	1,486,773

Total shareholders' equity	$1,726,912	$2,164,873

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2011 and 2010
($ in thousands)

	2011	2010
Operating Activities:
Net income (loss)	$(231,128)	$233,222
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	3,031	9,468
Net realized gains on investments	(3,216)	(99,297)
Net impairment losses on investments	7,624	25,560
Net foreign currency exchange gains	(179)	(1,061)
Share-based compensation	3,127	10,607
Deferred income tax expense (benefit)	(1,088)	4,729
Fixed maturity trading securities activities, net	251	(28,985)
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	(1,601)	2,459
Decrease in reinsurance premiums receivable	11,092	94,328
(Increase) decrease in funds held by ceding companies	(8,529)	1,977
Decrease in deferred acquisition costs	5,157	611
Increase (decrease) in net unpaid losses and loss adjustment expenses	222,717	(150,517)
(Decrease) increase in net unearned premiums	(24,334)	3,558
Decrease in commissions payable	(3,042)	(32,106)
Changes in other assets and liabilities	58,264	(11,782)
Net cash provided by (used in) operating activities	38,146	62,771

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	466,759	3,096,113
Proceeds from sale of fixed maturity trading securities	20,413	-
Proceeds from sale of preferred stocks	-	5,176
Proceeds from sale of short-term investments	27,995	17,110
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	100,264	193,101
Proceeds from maturity of fixed maturity trading securities	5,000	-
Proceeds from maturity of short-term investments	234,946	293,325
Proceeds from sale of investment-related derivatives	3,094	-
Acquisition of fixed maturity available-for-sale securities	(35,783)	(2,114,820)
Acquisition of short-term investments	(630,203)	(450,156)
Acquisition of investment-related derivatives	(9,548)	-
Net cash provided by (used in) investing activities	182,937	1,039,849

Financing Activities:
Dividends paid to common shareholders	(8,908)	(10,301)
Repurchase of common shares	(33,907)	(304,608)
Purchase of common share options	(47,900)	-
Proceeds from exercise of common share options	1,223	29,562
Net cash provided by (used in) financing activities	(89,492)	(285,347)

Effect of foreign currency exchange rate changes on cash	7,837	(1,431)

Net increase (decrease) in cash and cash equivalents	139,428	815,842

Cash and cash equivalents at beginning of period	987,877	682,784

Cash and cash equivalents at end of period	$1,127,305	$1,498,626

Supplemental disclosures of cash flow information:
Income taxes paid	$749	$21,837
Interest paid	$9,375	$9,375

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2011 and 2010

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Consolidation

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a holding company that is domiciled in Bermuda and was organized in 2002.  Through our reinsurance subsidiaries, we provide property and marine, casualty and finite risk reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis.

Platinum Holdings and its consolidated subsidiaries (collectively, the “Company”) includes Platinum Holdings, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings ("Platinum Regency"), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  The terms "we," "us," and "our" refer to the Company, unless the context otherwise indicates.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements included in this report as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited and include adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2011-05 on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under U.S. GAAP or International Financial Reporting Standards (“IFRS”).  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable.  We are currently evaluating the impact of the adoption of ASU 2011-04 on our financial position, results of operations and disclosures.

In October 2010, the FASB issued ASU No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”).  ASU 2010-26 modifies the types of costs that may be deferred, allowing insurance companies to only defer costs directly related to successful acquisition of new or renewal contracts.  These costs include incremental direct costs of successful contracts, the portion of employees’ salaries and benefits related to time spent on acquisition activities for successful contracts and other costs incurred in the acquisition of contracts.  Additional disclosure of the type of acquisition costs capitalized is also required.  ASU 2010-26 is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period.  We have evaluated the guidance and do not expect it to have an impact on our financial position, results of operations and disclosures.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

2.	Investments

Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities as of September 30, 2011 and December 31, 2010 ($ in thousands):

		Included in Accumulated Other Comprehensive Income (Loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI (1)
September 30, 2011:
U.S. Government	$4,719	$379	$-	$5,098	$-
U.S. Government agencies	100,000	343	-	100,343	-
Municipal bonds	1,511,672	143,543	153	1,655,062	-
Non-U.S. governments	59,971	2,286	722	61,535	-
Corporate bonds	313,407	19,398	839	331,966	-
Commercial mortgage-backed securities	191,198	9,379	4,131	196,446	-
Residential mortgage-backed securities	144,846	3,174	23,594	124,426	20,157
Asset-backed securities	25,990	625	4,842	21,773	4,438
Total fixed maturity available-for-sale securities	$2,351,803	$179,127	$34,281	$2,496,649	$24,595

December 31, 2010:
U.S. Government	$408,843	$267	$17,807	$391,303	$-
U.S. Government agencies	100,000	547	-	100,547	-
Municipal bonds	1,540,701	25,591	28,860	1,537,432	-
Non-U.S. governments	74,990	1,859	543	76,306	-
Corporate bonds	349,370	18,589	1,059	366,900	-
Commercial mortgage-backed securities	195,050	9,656	1,393	203,313	43
Residential mortgage-backed securities	192,345	3,601	29,488	166,458	15,794
Asset-backed securities	28,203	289	4,924	23,568	4,644
Total fixed maturity available-for-sale securities	$2,889,502	$60,399	$84,074	$2,865,827	$20,481

(1)
The non-credit portion of other-than-temporary impairments (“OTTI”) represents the amount of unrealized losses on impaired securities that were not realized in earnings as of the reporting date.  These unrealized losses are included in gross unrealized losses as of September 30, 2011 and December 31, 2010.

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

Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of September 30, 2011 and December 31, 2010 ($ in thousands):

	September 30, 2011	December 31, 2010
Non-U.S. dollar denominated securities:
Non-U.S. governments	$145,047	$140,089
U.S. Government agencies	15,629	15,903
Corporate bonds	-	68
Insurance-linked securities	-	26,086
Total fixed maturity trading securities	$160,676	$182,146

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

We elected to record our investments in insurance-linked securities at fair value.  We use insurance-linked securities to actively manage our exposure to catastrophe loss.  We believe that the various risk elements of insurance-linked securities are more appropriately accounted for in accordance with the fair value option attributes of FASB Accounting Standards Codification 825, “Financial Instruments” (“ASC 825”).  The mark-to-market adjustments on securities recognized under ASC 825 contributed $0.1 million of net realized gains on investments and $1.2 million of net realized losses on investments for the three and nine months ended September 30, 2011, respectively, and contributed $0.3 million and $0.5 million of net realized gains on investments for the three and nine months ended September 30, 2010, respectively.

At acquisition, we determine our trading intent in the near term of our trading securities accounted for in accordance with ASC 825.  If we do not intend to sell these securities in the near term, the purchases and sales are included in investing activities in our consolidated statements of cash flows, otherwise they are included in operating activities.  For the nine months ended September 30, 2011, we had proceeds from sales and maturities of $20.4 million and $5.0 million, respectively, and no purchases of trading securities accounted for in accordance with ASC 825 that were included in investing activities on the statements of cash flows.  For the nine months ended September 30, 2010, we had no purchases or sales of trading securities accounted for in accordance with ASC 825.

Short-term Investments

The following table sets forth the fair value of our short-term investments as of September 30, 2011 and December 31, 2010 ($ in thousands):

	September 30, 2011	December 31, 2010
U.S. dollar denominated securities:
U.S. Government	$345,358	$130,054
U.S. Government agencies	80,372	-
Time deposits	-	250
Non-U.S. dollar denominated securities:
Non-U.S. governments	113,157	46,344
Total short-term investments	$538,887	$176,648

Our U.S. dollar denominated short-term investments are accounted for as available-for-sale and our non-U.S. dollar denominated short-term investments are accounted for in accordance with the fair value option attributes of ASC 825.  The mark-to-market adjustments on short-term investments recognized under ASC 825 contributed $0.1 million of mark-to-market adjustments to net realized gains on investments for both the three and nine months ended September 30, 2011, and no mark-to-market adjustments for the three and nine months ended September 30, 2010, respectively.

For the nine months ended September 30, 2011, we had proceeds from maturities of $93.6 million, purchases of $165.5 million and no proceeds from sales of non-U.S. dollar denominated short-term investments accounted for in accordance with ASC 825 that were included in investing activities on the statements of cash flows.  For the nine months ended September 30, 2010, we had no proceeds from sales and maturities and no purchases of short-term investments accounted for in accordance with ASC 825.

Other-Than-Temporary Impairments

We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.  We determined that none of our municipal bonds and corporate bonds were other-than-temporarily impaired for the three and nine months ended September 30, 2011 and 2010.  As of September 30, 2011, the single largest unrealized loss within our municipal bond portfolio was $0.1 million related to a security with an amortized cost of $3.1 million.  As of September 30, 2011, the single largest unrealized loss within our corporate bond portfolio was $0.8 million related to a security with an amortized cost of $6.3 million.

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded no net impairment losses related to CMBS for the three months ended September 30, 2011 and 2010.   We recorded no net impairment losses related to CMBS for the nine months ended September 30, 2011 and net impairment losses related to CMBS of $7.7 million for the nine months ended September 30, 2010.  As of September 30, 2011, the single largest unrealized loss within our CMBS portfolio was $1.4 million related to a security with an amortized cost of $10.0 million.

Residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded net impairment losses related to non-agency RMBS of $3.9 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively, and $6.3 million and $5.6 million for the nine months ended September 30, 2011 and 2010, respectively.   As of September 30, 2011, the single largest unrealized loss within our RMBS portfolio was $4.8 million related to a non-agency RMBS security with an amortized cost of $5.8 million.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

We also recorded net impairment losses related to sub-prime ABS of $0.6 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively, and $1.3 million and $12.2 million for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, the single largest unrealized loss within our sub-prime ABS portfolio was $3.8 million related to a security with an amortized cost of $6.5 million.

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the nine months ended September 30, 2011 and 2010 ($ in thousands):

	2011	2010
Beginning balance, January 1	$48,845	$18,695
Credit losses on securities not previously impaired	1,529	9,936
Additional credit losses on securities previously impaired	6,095	15,624
Reduction for paydowns and securities sold	(6,061)	-
Reduction for increases in cash flows expected to be collected	(420)	(325)
Ending balance, September 30	$49,988	$43,930

As of September 30, 2011, total cumulative credit losses related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit losses we recorded on CMBS of $4.9 million were on four securities issued from 2006 to 2007.  As of September 30, 2011, 9.0% of the mortgage pools backing these securities were 90 days or more past due and 0.3% of the mortgage pools had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgage pools were greater than the remaining credit support of 17.7%.   The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $45.1 million were on twenty-nine securities issued from 2004 to 2007.  As of September 30, 2011, 18.2% of the mortgage pools backing these securities were 90 days or more past due and 4.8% of the mortgage pools had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgage pools were greater than the remaining credit support of 8.0%.

Unrealized Gains and Losses

The following table sets forth the net changes in unrealized gains and losses on our available-for-sale securities for the three and nine months ended September 30, 2011 and 2010 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross change in unrealized investment gains and losses	$91,559	$51,753	$168,521	$152,537
Less: deferred tax	(4,755)	(5,858)	(17,195)	(23,937)
Net change in unrealized investment gains and losses	$86,804	$45,895	$151,326	$128,600

The following table sets forth our gross unrealized losses on fixed maturity securities classified as available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010 ($ in thousands):

	September 30, 2011		December 31, 2010
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
U.S. Government	$-	$-	$388,087	$17,807
Municipal bonds	9,063	86	670,592	28,773
Non-U.S. governments	-	-	4,455	543
Corporate bonds	8,766	837	37,334	1,059
Commercial mortgage-backed securities	25,850	2,176	-	-
Residential mortgage-backed securities	27,440	1,531	17,103	431
Asset-backed securities	1,366	52	-	-
Total	$72,485	$4,682	$1,117,571	$48,613

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

	September 30, 2011		December 31, 2010
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Twelve months or more:
U.S. Government	$-	$-	$-	$-
Municipal bonds	2,991	67	2,032	87
Non-U.S. governments	4,276	722	-	-
Corporate bonds	1,996	2	-	-
Commercial mortgage-backed securities	5,752	1,955	22,016	1,393
Residential mortgage-backed securities	45,932	22,063	56,297	29,057
Asset-backed securities	17,784	4,790	21,816	4,924
Total	$78,731	$29,599	$102,161	$35,461

Total unrealized losses:
U.S. Government	$-	$-	$388,087	$17,807
Municipal bonds	12,054	153	672,624	28,860
Non-U.S. governments	4,276	722	4,455	543
Corporate bonds	10,762	839	37,334	1,059
Commercial mortgage-backed securities	31,602	4,131	22,016	1,393
Residential mortgage-backed securities	73,372	23,594	73,400	29,488
Asset-backed securities	19,150	4,842	21,816	4,924
Total	$151,216	$34,281	$1,219,732	$84,074

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

Net Investment Income

The following table sets forth our net investment income for the three and nine months ended September 30, 2011 and 2010 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Fixed maturity securities	$28,399	$31,274	$92,811	$105,054
Short-term investments and cash and cash equivalents	2,012	510	5,592	1,097
Funds held	406	449	1,019	1,367
Subtotal	30,817	32,233	99,422	107,518
Less: investment expenses	1,055	1,155	3,317	3,563
Net investment income	$29,762	$31,078	$96,105	$103,955

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

Net Realized Gains and Losses on Investments

The following table sets forth our net realized gains and losses on investments for the three and nine months ended September 30, 2011 and 2010 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross realized gains on the sale of investments	$3,892	$44,088	$8,313	$103,050
Gross realized losses on the sale of investments	(2)	(1,647)	(6,899)	(8,007)
Net realized gains (losses) on the sale of investments	3,890	42,441	1,414	95,043
Mark-to-market adjustments on trading securities	3,608	1,910	1,802	4,254
Net realized gains (losses) on investments	$7,498	$44,351	$3,216	$99,297

Maturities

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.  The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of September 30, 2011 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$192,814	$194,000
Due from one to five years	529,851	560,022
Due from five to ten years	562,638	605,658
Due in ten or more years	856,005	955,000
Mortgage-backed and asset-backed securities	362,034	342,645
Total	$2,503,342	$2,657,325

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

The following table presents the fair value measurement levels for all financial assets and liabilities which the Company has recorded at fair value as of September 30, 2011 and December 31, 2010 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
September 30, 2011:
Financial assets:
Investments:
U.S. Government	$5,098	$5,098	$-	$-
U.S. Government agencies	115,972	-	115,972	-
Municipal bonds	1,655,062	-	1,655,062	-
Non-U.S. governments	206,582	55,171	151,411	-
Corporate bonds	331,966	-	331,966	-
Commercial mortgage-backed securities	196,446	-	196,446	-
Residential mortgage-backed securities	124,426	-	124,426	-
Asset-backed securities	21,773	-	21,277	496
Short-term investments	538,887	-	538,887	-
Derivative instruments	3,850	3,850	-	-
Total	$3,200,062	$64,119	$3,135,447	$496

Financial liabilities:
Derivative instrument	-	-	-	-
Total	$-	$-	$-	$-

December 31, 2010:
Financial assets:
Investments:
U.S. Government	$391,303	$391,303	$-	$-
U.S. Government agencies	116,450	-	116,450	-
Municipal bonds	1,537,432	-	1,537,432	-
Non-U.S. governments	216,395	57,643	158,752	-
Corporate bonds	366,968	-	366,968	-
Commercial mortgage-backed securities	203,313	-	203,313	-
Residential mortgage-backed securities	166,458	-	164,009	2,449
Asset-backed securities	23,568	-	22,499	1,069
Insurance-linked securities	26,086	-	26,086	-
Short-term investments	176,648	-	176,648	-
Total	$3,224,621	$448,946	$2,772,157	$3,518

Financial liabilities:
Derivative instrument	4,871	-	-	4,871
Total	$4,871	$-	$-	$4,871

Our financial assets and liabilities recorded at fair value include fixed maturity securities, short-term investments and derivative instruments.   The fair values of our fixed maturity securities and short-term investments are generally based on prices obtained from independent pricing vendors, index providers or broker-dealers using observable inputs.  Fixed maturity securities are generally valued using the market approach.  The inputs used to determine the fair value of our financial assets and liabilities are as follows:

U.S. Government	The fair values of U.S. Government securities were based on quoted prices in active markets for identical assets. The fair value measurements were classified as Level 1.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

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

Short-term investments	Short-term investments were carried at fair value based on observable inputs or carried at amortized cost which approximates fair value. The fair value measurements were classified as Level 2.

Derivative instruments
Our derivative instruments were comprised of interest rate options, commodity options and other derivative instruments.  The fair values of our interest rate options and commodity options were based on quoted prices in active markets for identical assets and were classified as Level 1.  The fair value of our other derivative instrument was determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models.  Unobservable inputs used in the internal valuation pricing model included the unpaid contract premiums, probability of losses triggered under the covered perils for first and second events, the remaining time to the end of the annual contract period and the seasonality of risks.  The valuation was based on the use of significant unobservable inputs and therefore the fair value measurement was classified as Level 3.  See Note 4 for additional disclosure on our derivative instruments.

The following table reconciles the beginning and ending balance for our Level 3 financial assets and liabilities measured at fair value using significant unobservable inputs for the nine months ended September 30, 2011 and 2010 ($ in thousands):

	2011	2010
Beginning balance, January 1	$(1,353)	$(4,677)
Purchases	-	-
Issuances	-	-
Settlements	7,388	6,993
Sales, maturities and paydowns	(229)	-
Total net realized gains included in earnings	-	-
Total increase (decrease) in fair value of the derivative instrument included in earnings	(2,518)	(6,499)
Total net unrealized gains (losses) included in comprehensive income (loss)	1,075	-
Transfers in and/or out of Level 3	(3,867)	-
Ending balance, September 30	$496	$(4,183)

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$(2,518)	$(6,499)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

We transferred $1.4 million of sub-prime ABS from Level 3 to Level 2 on June 30, 2011.  We transferred $3.0 million of non-agency RMBS from Level 3 to Level 2 and $0.5 million of sub-prime ABS from Level 2 to Level 3 on September 30, 2011.  The transfers were due to the sufficiency of evidence collected to validate the fair values we obtained from broker-dealers.  There were no transfers from Level 1 during the nine months ended September 30, 2011 and there were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2010.

The carrying amounts of our financial assets and liabilities were equal to fair values at September 30, 2011 and December 31, 2010, except for the debt obligations on our consolidated balance sheets.  The debt obligations were recorded at cost with a carrying value of $250.0 million at September 30, 2011 and December 31, 2010, and had a fair value of $271.5 million and $260.9 million at September 30, 2011 and December 31, 2010, respectively.

4.           Derivative Instruments

Our derivative instruments are recorded in the consolidated balance sheets at fair value as other assets or other liabilities, with changes in fair values and realized gains and losses recognized in net changes in fair value of derivatives in the consolidated statements of operations.  None of our derivatives are designated as hedges under current accounting guidance.  Our objectives for holding these derivatives are as follows:

Interest Rate Options

We use interest rate options within our portfolio of fixed maturity investments to manage our exposure to interest rate risk.

Commodity Options

We use commodity options to hedge certain underwriting risks.

Other Derivative Instrument

We use other derivatives to hedge certain underwriting risks.

In August 2008, we entered into a derivative agreement with Topiary Capital Limited (“Topiary”), a Cayman Islands special purpose vehicle, that provided us with the ability to recover up to $200.0 million if two catastrophic events involving U.S. wind, U.S. earthquake, European wind or Japanese earthquake occurred that met specified loss criteria during any of three annual periods commencing August 1, 2008.  The derivative agreement with Topiary expired on July 31, 2011 and no recovery was made.

The following table summarizes the location and amounts of the derivative instruments on the consolidated balance sheets as of September 30, 2011 and December 31, 2010 ($ in thousands):

		September 30, 2011		December 31, 2010
	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest rate options	Other assets	$160,000	$3,525	$-	$-
Commodity options	Other assets	5,000	325	-	-
Other derivative instrument	Other liabilities	$-	$-	$200,000	$4,871

The following table sets forth the net changes in fair value of derivatives in the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest rate options	$2,929	$-	$2,929	$-
Commodity options	(153)	-	(153)	-
Other derivative instrument	1,770	4,154	2,518	6,499
Net changes in fair value of derivatives	$4,546	$4,154	$5,294	$6,499

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

5.           Credit Facilities

Syndicated Credit Facility

On June 24, 2011, we entered into a three-year, $300.0 million credit facility (the "Syndicated Credit Facility") that amended and restated our existing credit facility.  The Syndicated Credit Facility consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  Borrowings and letters of credit under the Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of our reinsurance subsidiaries under the Syndicated Credit Facility.  The Syndicated Credit Facility contains customary representations, warranties and covenants, including requirements to maintain a ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated tangible net worth of not less than the higher of (i) $1.25 billion or (ii) the sum of $1.258 billion plus 50% of net income for each fiscal year plus 75% of the aggregate increases in shareholders’ equity resulting from the issuance or sale of shares minus the amount of any extraordinary dividend payment or repurchase of shares.  In addition, each of our reinsurance subsidiaries must maintain a financial strength rating from A.M. Best Company, Inc. of at least B++ at all times.  We are in compliance with the covenants under the Syndicated Credit Facility.

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

The following table summarizes the outstanding letters of credit and the cash and cash equivalents and investments held in trust to collateralize letters of credit issued as of September 30, 2011 ($ in thousands):

	Letters of Credit		Collateral
	Capacity	Issued	Cash	Investments	Total
Syndicated Credit Facility:
Secured	$200,000	$116,230	$66,554	$67,936	$134,490
Unsecured	100,000	-	-	-	-
Total Syndicated Credit Facility	300,000	116,230	66,554	67,936	134,490

LOC Facility	100,000	1,780	-	2,075	2,075
Total	$400,000	$118,010	$66,554	$70,011	$136,565

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

The 2003 income tax return of our U.S.-based subsidiaries is currently under examination by the U.S. Internal Revenue Service.  The income tax returns that remain open to examination are for calendar years 2008 and forward.

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

During the nine months ended September 30, 2011, in accordance with the share repurchase program, we repurchased 762,000 of our common shares in the open market for an aggregate cost of $33.9 million at a weighted average cost including commissions of $44.50 per share.  The shares we repurchased were canceled. In January 2011, we purchased, for an aggregate of $47.9 million in cash, the common share options issued to RenaissanceRe Holdings Ltd. (“RenaissanceRe”) in connection with our initial public offering in 2002.  The options provided RenaissanceRe with the right to purchase 2,500,000 common shares from us for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under our share repurchase program and were canceled.  As of September 30, 2011, the remaining amount available under the repurchase program was $237.4 million.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

8.           Earnings (Loss) per Common Share

The following is a reconciliation of the basic and diluted earnings (loss) per common share computations for the three and nine months ended September 30, 2011 and 2010 ($ and amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings (Loss)
Basic and Diluted
Net income (loss) available to common shareholders	$(53,535)	$93,662	$(231,128)	$233,222
Net income (loss) allocated to participating common shareholders (1)	(251)	-	(1,285)	-
Net income (loss) allocated to common shareholders	$(53,284)	$93,662	$(229,843)	$233,222

Common Shares
Basic
Weighted average common shares outstanding	37,183	40,485	37,165	43,029

Diluted
Weighted average common shares outstanding	37,183	40,485	37,165	43,029
Effect of dilutive securities:
Common share options	52	3,064	195	2,748
Restricted share units	125	495	218	486
Adjusted weighted average common shares outstanding	37,360	44,044	37,578	46,263

Earnings (Loss) Per Common Share
Basic earnings (loss) per common share	$(1.43)	$2.31	$(6.18)	$5.42
Diluted earnings (loss) per common share (2)	$(1.43)	$2.13	$(6.18)	$5.04

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

In managing our operating segments, we use measures such as net underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as net investment income, net realized gains and losses on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses by segment.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of underwriting income (loss) to income (loss) before income taxes for the three and nine months ended September 30, 2011 and 2010 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30, 2011
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$101,633	$72,689	$2,802	$177,124

Net premiums earned	85,239	78,021	3,553	166,813
Net losses and loss adjustment expenses	156,995	42,704	1,754	201,453
Net acquisition expenses	12,068	16,780	1,360	30,208
Other underwriting expenses	6,686	4,300	218	11,204
Segment underwriting income (loss)	$(90,510)	$14,237	$221	(76,052)

Net investment income				29,762
Net realized gains (losses) on investments				7,498
Net impairment losses on investments				(4,451)
Other income (expense)				(198)
Net changes in fair value of derivatives				(4,546)
Corporate expenses not allocated to segments				(3,551)
Net foreign currency exchange (losses) gains				982
Interest expense				(4,769)
Income (loss) before income taxes				$(55,325)

Underwriting ratios:
Net loss and loss adjustment expense	184.2%	54.7%	49.4%	120.8%
Net acquisition expense	14.2%	21.5%	38.3%	18.1%
Other underwriting expense	7.8%	5.5%	6.1%	6.7%
Combined	206.2%	81.7%	93.8%	145.6%

	Three Months Ended September 30, 2010
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$114,885	$80,362	$4,180	$199,427

Net premiums earned	98,342	80,437	4,625	183,404
Net losses and loss adjustment expenses	70,657	8,156	281	79,094
Net acquisition expenses	14,140	16,395	1,982	32,517
Other underwriting expenses	7,905	5,171	307	13,383
Segment underwriting income (loss)	$5,640	$50,715	$2,055	58,410

Net investment income				31,078
Net realized gains (losses) on investments				44,351
Net impairment losses on investments				(4,048)
Other income (expense)				(171)
Net changes in fair value of derivatives				(4,154)
Corporate expenses not allocated to segments				(6,621)
Net foreign currency exchange (losses) gains				(235)
Interest expense				(4,763)
Income (loss) before income taxes				$113,847

Underwriting ratios:
Net loss and loss adjustment expense	71.8%	10.1%	6.1%	43.1%
Net acquisition expense	14.4%	20.4%	42.9%	17.7%
Other underwriting expense	8.0%	6.4%	6.6%	7.3%
Combined	94.2%	36.9%	55.6%	68.1%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30, 2011
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$267,846	$222,442	$7,508	$497,796

Net premiums earned	274,996	235,949	11,185	522,130
Net losses and loss adjustment expenses	551,868	126,191	2,346	680,405
Net acquisition expenses	37,703	53,487	7,083	98,273
Other underwriting expenses	21,281	14,461	717	36,459
Segment underwriting income (loss)	$(335,856)	$41,810	$1,039	(293,007)

Net investment income				96,105
Net realized gains (losses) on investments				3,216
Net impairment losses on investments				(7,624)
Other income (expense)				838
Net changes in fair value of derivatives				(5,294)
Corporate expenses not allocated to segments				(12,552)
Net foreign currency exchange (losses) gains				179
Interest expense				(14,302)
Income (loss) before income taxes				$(232,441)

Underwriting ratios:
Net loss and loss adjustment expense	200.7%	53.5%	21.0%	130.3%
Net acquisition expense	13.7%	22.7%	63.3%	18.8%
Other underwriting expense	7.7%	6.1%	6.4%	7.0%
Combined	222.1%	82.3%	90.7%	156.1%

	Nine Months Ended September 30, 2010
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$335,775	$246,741	$16,056	$598,572

Net premiums earned	326,698	253,505	14,811	595,014
Net losses and loss adjustment expenses	232,294	79,744	3,099	315,137
Net acquisition expenses	47,589	52,874	13,471	113,934
Other underwriting expenses	24,324	17,295	958	42,577
Segment underwriting income (loss)	$22,491	$103,592	$(2,717)	123,366

Net investment income				103,955
Net realized gains (losses) on investments				99,297
Net impairment losses on investments				(25,560)
Other income (expense)				(42)
Net changes in fair value of derivatives				(6,499)
Corporate expenses not allocated to segments				(19,328)
Net foreign currency exchange (losses) gains				1,061
Interest expense				(14,232)
Income (loss) before income taxes				$262,018

Underwriting ratios:
Net loss and loss adjustment expense	71.1%	31.5%	20.9%	53.0%
Net acquisition expense	14.6%	20.9%	91.0%	19.1%
Other underwriting expense	7.4%	6.8%	6.5%	7.2%
Combined	93.1%	59.2%	118.4%	79.3%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

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

Platinum Bermuda paid no dividends to Platinum Holdings during the three months ended September 30, 2011 and made dividend payments of $180.0 million to Platinum Holdings during the nine months ended September 30, 2011.  Platinum US paid no dividends to Platinum Finance during the three and nine months ended September 30, 2011.  As of September 30, 2011, the remaining amount available for payment of dividends or other distributions by our reinsurance subsidiaries without regulatory approval was $225.8 million. Subsequent to September 30, 2011,  Platinum Bermuda paid dividends of $75.0 million to Platinum Holdings.

During the nine months ended September 30, 2011, Platinum US repaid a $100.0 million surplus note to Platinum Regency, the parent company of Platinum Finance, and Platinum Regency paid dividends of $100.0 million to Platinum Holdings.

11.	Condensed Consolidating Financial Information

Platinum Holdings fully and unconditionally guarantees the $250.0 million of Series B 7.5% Notes due June 1, 2017 issued by Platinum Finance.

The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

Condensed Consolidating Balance Sheet
September 30, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$302	$3,195,910	$-	$3,196,212
Investment in subsidiaries	1,686,250	651,579	473,335	(2,811,164)	-
Cash and cash equivalents	36,168	72,734	1,018,403	-	1,127,305
Reinsurance assets	-	-	332,961	-	332,961
Other assets	7,920	5,067	78,530	-	91,517
Total assets	$1,730,338	$729,682	$5,099,139	$(2,811,164)	$4,747,995
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$2,667,364	$-	$2,667,364
Debt obligations	-	250,000	-	-	250,000
Other liabilities	3,426	6,347	93,946	-	103,719
Total liabilities	$3,426	$256,347	$2,761,310	$-	$3,021,083

Shareholders' Equity
Common Shares	$373	$-	$8,000	$(8,000)	$373
Additional paid-in capital	373,790	213,337	2,000,325	(2,213,662)	373,790
Accumulated other comprehensive income (loss)	126,838	33,443	160,270	(193,713)	126,838
Retained earnings	1,225,911	226,555	169,234	(395,789)	1,225,911
Total shareholders' equity	$1,726,912	$473,335	$2,337,829	$(2,811,164)	$1,726,912

Total liabilities and shareholders' equity	$1,730,338	$729,682	$5,099,139	$(2,811,164)	$4,747,995

Condensed Consolidating Balance Sheet
December 31, 2010

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$394	$3,224,227	$-	$3,224,621
Investment in subsidiaries	1,910,617	599,965	434,539	(2,945,121)	-
Cash and cash equivalents	45,035	7,347	935,495	-	987,877
Reinsurance assets	-	-	301,778	-	301,778
Inter-company loans (1)	-	75,000	-	(75,000)	-
Other assets	17,337	3,111	80,096	(507)	100,037
Total assets	$1,972,989	$685,817	$4,976,135	$(3,020,628)	$4,614,313
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$2,431,741	$-	$2,431,741
Debt obligations	-	250,000	-	-	250,000
Inter-company loans (1)	75,000	-	-	(75,000)	-
Other liabilities	2,534	1,592	33,498	(507)	37,117
Total liabilities	$77,534	$251,592	$2,465,239	$(75,507)	$2,718,858

Shareholders' Equity
Common Shares	$377	$-	$8,000	$(8,000)	$377
Additional paid-in capital	453,619	212,956	1,876,561	(2,089,517)	453,619
Accumulated other comprehensive income (loss)	(24,488)	1,509	(22,991)	21,482	(24,488)
Retained earnings	1,465,947	219,760	649,326	(869,086)	1,465,947
Total shareholders' equity	$1,895,455	$434,225	$2,510,896	$(2,945,121)	$1,895,455

Total liabilities and shareholders' equity	$1,972,989	$685,817	$4,976,135	$(3,020,628)	$4,614,313

(1) During 2010, Platinum Finance provided loans to Platinum Holdings of $75.0 million, due February 1, 2011.  These loans were repaid on February 1, 2011.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$166,813	$-	$166,813
Net investment income	1	(15)	29,776	-	29,762
Net realized gains (losses) on investments	-	-	7,498	-	7,498
Net impairment losses on investments	-	-	(4,451)	-	(4,451)
Other income (expense)	59	3	(260)	-	(198)
Total revenue	60	(12)	199,376	-	199,424

Expenses:
Net losses and loss adjustment expenses	-	-	201,453	-	201,453
Net acquisition expenses	-	-	30,208	-	30,208
Net changes in fair value of derivatives	-	-	4,546	-	4,546
Operating expenses	3,922	64	10,769	-	14,755
Net foreign currency exchange losses (gains)	-	-	(982)	-	(982)
Interest expense	-	4,769	-	-	4,769
Total expenses	3,922	4,833	245,994	-	254,749
Income (loss) before income taxes	(3,862)	(4,845)	(46,618)	-	(55,325)
Income tax expense (benefit)	-	(1,652)	(138)	-	(1,790)
Income (loss) before equity in earnings of subsidiaries	(3,862)	(3,193)	(46,480)	-	(53,535)
Equity in earnings of subsidiaries	(49,673)	2,462	(731)	47,942	-
Net income (loss)	$(53,535)	$(731)	$(47,211)	$47,942	$(53,535)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2010

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$183,404	$-	$183,404
Net investment income	44	33	31,001	-	31,078
Net realized gains (losses) on investments	-	79	44,272	-	44,351
Net impairment losses on investments	-	-	(4,048)	-	(4,048)
Other income (expense)	6,014	-	(6,185)	-	(171)
Total revenue	6,058	112	248,444	-	254,614

Expenses:
Net losses and loss adjustment expenses	-	-	79,094	-	79,094
Net acquisition expenses	-	-	32,517	-	32,517
Net changes in fair value of derivatives	-	-	4,154	-	4,154
Operating expenses	6,196	57	13,751	-	20,004
Net foreign currency exchange losses (gains)	-	-	235	-	235
Interest expense	-	4,763	-	-	4,763
Total expenses	6,196	4,820	129,751	-	140,767
Income (loss) before income taxes	(138)	(4,708)	118,693	-	113,847
Income tax expense (benefit)	450	(1,720)	21,455	-	20,185
Income (loss) before equity in earnings of subsidiaries	(588)	(2,988)	97,238	-	93,662
Equity in earnings of subsidiaries	94,250	27,900	30,117	(152,267)	-
Net income (loss)	$93,662	$24,912	$127,355	$(152,267)	$93,662

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$522,130	$-	$522,130
Net investment income	4	31	96,123	(53)	96,105
Net realized gains (losses) on investments	-	-	3,216	-	3,216
Net impairment losses on investments	-	-	(7,624)	-	(7,624)
Other income (expense)	(1,633)	121	2,350	-	838
Total revenue	(1,629)	152	616,195	(53)	614,665

Expenses:
Net losses and loss adjustment expenses	-	-	680,405	-	680,405
Net acquisition expenses	-	-	98,273	-	98,273
Net changes in fair value of derivatives	-	-	5,294	-	5,294
Operating expenses	13,971	266	34,774	-	49,011
Net foreign currency exchange losses (gains)	1	-	(180)	-	(179)
Interest expense	53	14,302	-	(53)	14,302
Total expenses	14,025	14,568	818,566	(53)	847,106
Income (loss) before income taxes	(15,654)	(14,416)	(202,371)	-	(232,441)
Income tax expense (benefit)	(600)	(4,915)	4,202	-	(1,313)
Income (loss) before equity in earnings of subsidiaries	(15,054)	(9,501)	(206,573)	-	(231,128)
Equity in earnings of subsidiaries	(216,074)	16,296	6,795	192,983	-
Net income (loss)	$(231,128)	$6,795	$(199,778)	$192,983	$(231,128)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2010

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$595,014	$-	$595,014
Net investment income	75	126	103,754	-	103,955
Net realized gains (losses) on investments	-	79	99,218	-	99,297
Net impairment losses on investments	-	-	(25,560)	-	(25,560)
Other income (expense)	5,804	-	(5,846)	-	(42)
Total revenue	5,879	205	766,580	-	772,664

Expenses:
Net losses and loss adjustment expenses	-	-	315,137	-	315,137
Net acquisition expenses	-	-	113,934	-	113,934
Net changes in fair value of derivatives	-	-	6,499	-	6,499
Operating expenses	18,917	192	42,796	-	61,905
Net foreign currency exchange losses (gains)	-	-	(1,061)	-	(1,061)
Interest expense	-	14,232	-	-	14,232
Total expenses	18,917	14,424	477,305	-	510,646
Income (loss) before income taxes	(13,038)	(14,219)	289,275	-	262,018
Income tax expense (benefit)	450	(4,924)	33,270	-	28,796
Income (loss) before equity in earnings of subsidiaries	(13,488)	(9,295)	256,005	-	233,222
Equity in earnings of subsidiaries	246,710	76,550	67,121	(390,381)	-
Net income (loss)	$233,222	$67,255	$323,126	$(390,381)	$233,222

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2011 and 2010

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(4,375)	$(6,700)	$49,221	$-	$38,146

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	-	-	466,759	-	466,759
Proceeds from sale of fixed maturity trading securities	-	-	20,413	-	20,413
Proceeds from sale of short-term investments	-	-	27,995	-	27,995
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	-	88	100,176	-	100,264
Proceeds from maturity of fixed maturity trading securities	-	-	5,000	-	5,000
Proceeds from maturity of short-term investments	-	-	234,946	-	234,946
Proceeds from sale of investment-related derivatives	-	-	3,094	-	3,094
Acquisition of fixed maturity available-for-sale securities	-	-	(35,783)	-	(35,783)
Acquisition of short-term investments	-	-	(630,203)	-	(630,203)
Acquisition of investment-related derivatives	-	-	(9,548)	-	(9,548)
Dividends from subsidiaries	280,000	-	-	(280,000)	-
Investment in subsidiary	(120,000)	(3,000)	-	123,000	-
Inter-company loans	-	75,000	100,000	(175,000)	-
Net cash provided by (used in) investing activities	160,000	72,088	282,849	(332,000)	182,937

Financing Activities:
Dividends paid to common shareholders	(8,908)	-	(280,000)	280,000	(8,908)
Repurchase of common shares	(33,907)	-	-	-	(33,907)
Purchase of common share options	(47,900)	-	-	-	(47,900)
Proceeds from exercise of common share options	1,223	-	-	-	1,223
Capital contribution from parent	-	-	123,000	(123,000)	-
Inter-company loans	(75,000)	-	(100,000)	175,000	-
Net cash provided by (used in) financing activities	(164,492)	-	(257,000)	332,000	(89,492)

Effect of foreign currency exchange rate changes on cash	-	-	7,837	-	7,837

Net increase (decrease) in cash and cash equivalents	(8,867)	65,388	82,907	-	139,428

Cash and cash equivalents at beginning of period	45,035	7,346	935,496	-	987,877

Cash and cash equivalents at end of period	$36,168	$72,734	$1,018,403	$-	$1,127,305

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2010

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(13,695)	$(1,708)	$78,174	$-	$62,771

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	-	10,572	3,085,541	-	3,096,113
Proceeds from sale of preferred stocks	-	-	5,176	-	5,176
Proceeds from sale of short-term investments	-	-	17,110	-	17,110
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	-	486	192,615	-	193,101
Proceeds from maturity of short-term investments	-	15,000	278,325	-	293,325
Acquisition of fixed maturity available-for-sale securities	-	-	(2,114,820)	-	(2,114,820)
Acquisition of short-term investments	-	(5,398)	(444,758)	-	(450,156)
Dividends from subsidiaries	293,500	20,000	-	(313,500)	-
Net cash provided by (used in) investing activities	293,500	40,660	1,019,189	(313,500)	1,039,849

Financing Activities:
Dividends paid to common shareholders	(10,301)	-	(313,500)	313,500	(10,301)
Repurchase of common shares	(304,608)	-	-	-	(304,608)
Proceeds from exercise of common share options	29,562	-	-	-	29,562
Net cash provided by (used in) financing activities	(285,347)	-	(313,500)	313,500	(285,347)

Effect of foreign currency exchange rate changes on cash	-	-	(1,431)	-	(1,431)

Net increase (decrease) in cash and cash equivalents	(5,542)	38,952	782,432	-	815,842

Cash and cash equivalents at beginning of period	49,449	7,655	625,680	-	682,784

Cash and cash equivalents at end of period	$43,907	$46,607	$1,408,112	$-	$1,498,626

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended September 30, 2011 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see Item 1A, “Risk Factors,” in our 2010 Form 10-K and the “Note on Forward-Looking Statements” below.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a holding company that is domiciled in Bermuda and was organized in 2002.  We had approximately $2.0 billion in capital resources as of September 30, 2011.  Through our reinsurance subsidiaries, we provide property and marine, casualty and finite risk reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis.

Platinum Holdings and its consolidated subsidiaries (collectively the “Company”) include Platinum Holdings, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings ("Platinum Regency"), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  The terms "we," "us," and "our" also refer to the Company, unless the context otherwise indicates.

For the three months ended September 30, 2011, our Property and Marine, Casualty and Finite Risk operating segments accounted for approximately 57%, 41% and 2%, respectively, of our total net premiums written of $177.1 million. For the nine months ended September 30, 2011, our Property and Marine, Casualty and Finite Risk operating segments accounted for approximately 54%, 45% and 1%, respectively, of our total net premiums written of $497.8 million.  As of September 30, 2011, we had total investments and cash and cash equivalents of $4.3 billion and shareholders’ equity of $1.7 billion.

Current Outlook

There have been significant insured losses from various natural catastrophes in Chile, New Zealand, Japan, Australia, the United States and other countries over the past 21 months, which may lead to price increases for certain loss-affected accounts.  In addition, the introduction of catastrophe model revisions that increase the expected loss costs for certain U.S. and European wind events may, over time, ultimately support increases in rates for certain U.S. and European property catastrophe contracts.  However, we believe that reinsurers generally remain well-capitalized and that competitive pressure will keep property catastrophe reinsurance rates from rising significantly during the January 1 renewal period.  Accordingly, we currently expect to write a similar portfolio of U.S. property catastrophe contracts as compared with our current portfolio.  We intend to reduce our portfolio of international property catastrophe contracts, which we believe carries a lower expected profit margin in light of our current views on the risks inherent in such business.  Nonetheless, we expect that our Property and Marine segment will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

In the Casualty segment, we expect insurance and reinsurance capacity to remain abundant, putting downward pressure on risk-adjusted rates.  We expect this segment to be subject to intense competition and that the expected profitability of many casualty reinsurance contracts may erode in light of the current pricing environment, historically low interest rates, and positive loss cost trends for casualty business.  While we expect that select casualty reinsurance contracts may offer adequate returns, the portfolio of business we write in our Casualty segment will likely continue to decrease unless market conditions improve.

Reflecting a continued lack of demand for finite risk covers, we expect to write a relatively small portfolio of business in our Finite Risk segment.

Based on our current reserve position, portfolio of in-force business, asset portfolio, and underwriting prospects for the near term, we believe that we are well capitalized with an adequate margin above the rating agency targets for a company with our ratings.  If our business performs as expected, we anticipate that we may generate excess capital over time.  Under those conditions, we would have the financial flexibility to expand our underwriting, hold riskier assets, or repurchase our common shares or debt securities.  While we will consider the risk-adjusted pricing prevailing in the reinsurance and financial markets at the time, we currently view share repurchase as a relatively attractive use of excess capital.

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make many estimates and valuation assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  Actual results may differ materially from these estimates.  Our critical accounting estimates include premiums written and earned, unpaid losses and loss adjustment expenses (“LAE”), reinsurance recoverable, valuation of investments and income taxes.  In addition, estimates are used to evaluate risk transfer for assumed and ceded reinsurance transactions.  Updates to our critical accounting estimates are discussed below.  For a detailed discussion of our other critical accounting estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2010 Form 10-K.

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

Results of Operations

Three Months Ended September 30, 2011 as Compared with the Three Months Ended September 30, 2010

Net income (loss) and diluted earnings (loss) per common share for the three months ended September 30, 2011 and 2010 were as follows ($ and amounts in thousands, except diluted earnings (loss) per common share):

	Three Months Ended September 30,
	2011	2010	Net change
Underwriting income (loss)	$(76,052)	$58,410	$(134,462)
Net investment income	29,762	31,078	(1,316)
Net realized gains (losses) on investments	7,498	44,351	(36,853)
Net impairment losses on investments	(4,451)	(4,048)	(403)
Other revenues (expenses)	(12,082)	(15,944)	3,862
Income (loss) before income taxes	(55,325)	113,847	(169,172)
Income tax (expense) benefit	1,790	(20,185)	21,975
Net income (loss)	$(53,535)	$93,662	$(147,197)

Weighted average shares outstanding for diluted earnings (loss) per common share	37,183	44,044	(6,861)
Diluted earnings (loss) per common share	$(1.43)	$2.13	$(3.56)

The net loss and diluted loss per common share for the three months ended September 30, 2011 as compared with net income and diluted earnings per common share for the same period in 2010 was primarily due to a decrease in the net underwriting result attributable to an increase in estimates of losses from major catastrophes that occurred in  the first and second quarters of 2011 and a decrease in net realized gains on investments.  During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation.

Underwriting Results

Underwriting income and loss consists of net premiums earned, less net losses and LAE, net acquisition expenses and operating costs related to underwriting operations.

Net underwriting loss was $76.1 million for the three months ended September 30, 2011 and net underwriting income was $58.4 million for the three months ended September 30, 2010.  The change in the net underwriting result was primarily due to an increase in our estimates of net losses arising from major catastrophes that occurred in the first and second quarters of 2011.

Net losses arising from major catastrophes were $116.0 million and $30.5 million for the three months ended September 30, 2011 and 2010, respectively.  Net favorable development was $27.8 million and $34.6 million for the three months ended September 30, 2011 and 2010, respectively.  Net favorable or unfavorable development is the development of prior years’ unpaid losses and LAE and the related impact on premiums and commissions.  The net favorable development for the three months ended September 30, 2011 relating to prior years was substantially all in the Property and Marine and Casualty segments.

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwriting income and loss and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as net investment income, net realized gains and losses on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses to segments.  Segment underwriting income is reconciled to the U.S. GAAP measure of income or loss before income taxes in Note 9 to the “Consolidated Financial Statements” in this Form 10-Q.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.

Property and Marine

The Property and Marine operating segment generated 57.4% and 57.6% of our net premiums written for the three months ended September 30, 2011 and 2010, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the three months ended September 30, 2011 and 2010 ($ in thousands):

	Three Months Ended September 30,
	2011	2010	Increase (decrease)
Gross premiums written	$102,141	$114,883	$(12,742)
Ceded premiums written	508	(2)	510
Net premiums written	101,633	114,885	(13,252)
Net premiums earned	85,239	98,342	(13,103)
Net losses and LAE	156,995	70,657	86,338
Net acquisition expenses	12,068	14,140	(2,072)
Other underwriting expenses	6,686	7,905	(1,219)
Property and Marine segment underwriting income (loss)	$(90,510)	$5,640	$(96,150)

Underwriting ratios:
Net loss and LAE	184.2%	71.8%	112.4 points
Net acquisition expense	14.2%	14.4%	(0.2) points
Other underwriting expense	7.8%	8.0%	(0.2) points
Combined	206.2%	94.2%	112.0 points

The Property and Marine segment underwriting result decreased by $96.2 million for the three months ended September 30, 2011 as compared with the three months ended September 30, 2010, primarily due to an increase in net losses arising from major catastrophes that occurred in the first and second quarters of 2011.  Net losses arising from major catastrophes, net of reinstatement premiums and retrocessional recoveries, were $116.0  million and $30.5 million for the three months ended September 30, 2011 and 2010, respectively.  Net losses from major catastrophes for the three months ended September 30, 2011 were attributable to Hurricane Irene and increases in first and second quarter 2011 catastrophe loss estimates.  The increases in the first and second quarter 2011 catastrophe loss estimates arose primarily from the February and June earthquakes in New Zealand, the earthquake in Japan and the second quarter severe U.S. weather and were based primarily on new information received from our clients and brokers.

Gross premiums written decreased by $12.7 million for the three months ended September 30, 2011 as compared with the three months ended September 30, 2010.  Gross premiums written included reinstatement premiums related to major catastrophes of $6.9 million and $1.3 million for the three months ended September 30, 2011 and 2010, respectively.  The decrease in gross premiums written was primarily due to decreases in the North American catastrophe, North American per risk excess-of loss and ocean marine excess-of-loss business for the three months ended September 30, 2011 as compared with the same period in 2010 and resulted from fewer opportunities that met our underwriting standards and the desire to reduce our exposure to catastrophe events.  Net premiums earned decreased by $13.1 million for the three months ended September 30, 2011 as compared with the same period in 2010, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $86.3 million for the three months ended September 30, 2011 as compared with the three months ended September 30, 2010, primarily from an increase in loss estimates for major catastrophes that occurred in the first and second quarters of 2011, offset by net favorable loss development for the three months ended September 30, 2011 as compared with net unfavorable loss development for the same period in 2010.  The following table sets forth the components of pre-tax net losses by major catastrophe for the three months ended September 30, 2011 ($ in thousands):

Major Catastrophe	Gross Losses and LAE	Retrocessional Recoveries	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
Hurricane Irene	$(15,154)	$-	$(15,154)	$561	$(14,593)
Increases in First and Second Quarter 2011 Catastrophe Estimates:
February New Zealand earthquake	(30,659)	-	(30,659)	3,792	(26,867)
June New Zealand earthquake	(27,183)	-	(27,183)	-	(27,183)
Japan earthquake	(34,045)	-	(34,045)	(101)	(34,146)
Second quarter severe U.S. weather	(15,326)	-	(15,326)	2,640	(12,686)
2011 Australian floods	(378)	-	(378)	373	(5)
Cyclone Yasi	126	-	126	(609)	(483)
Total	$(122,619)	$-	$(122,619)	$6,656	$(115,963)

For the three months ended September 30, 2010, net losses and LAE arising from major catastrophes of $31.8 million, excluding reinstatement premiums earned of $1.3 million, primarily related to the earthquake in New Zealand in September 2010.  Net losses and LAE arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 140.3 points and 31.7 points for the three months ended September 30, 2011 and 2010, respectively.

Net favorable loss development was $13.9 million for the three months ended September 30, 2011 and net unfavorable loss development was $4.5 million for the three months ended September 30, 2010.   Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 15.2 points for the three months ended September 30, 2011 and net unfavorable loss development and related premium adjustments increased the net loss and LAE ratio by 3.3 points for the three months ended September 30, 2010.  Net favorable loss development for the three months ended September 30, 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  Net unfavorable loss development for the three months ended September 30, 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was higher than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Property per risk excess-of-loss	$5,466	$36	$(130)	$5,372
Catastrophe excess-of-loss (non-major events)	3,221	(55)	124	3,290
Property proportional	1,208	(129)	-	1,079
Major catastrophes	1,905	(2)	(28)	1,875
Marine, aviation and satellite	2,034	(316)	(470)	1,248
Other	106	(44)	-	62
Total	$13,940	$(510)	$(504)	$12,926

Net favorable development in the property per risk excess-of-loss class arose primarily from the 2009 and 2010 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from international business in the 2010 underwriting year.  Net favorable development in the property proportional class arose primarily from international business in the 2008 through 2010 underwriting years, and included a change in the pattern of expected reported losses of $0.5 million.  Net favorable development in the major catastrophes class arose primarily from events that occurred in 2009 and 2010, partially offset by unfavorable development on 2005 events.  Net favorable development in the marine, aviation and satellite class arose primarily from the marine classes from most prior underwriting years.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Property per risk excess-of-loss	$1,563	$(125)	$1,283	$2,721
Catastrophe excess-of-loss (non-major events)	1,488	(103)	48	1,433
Crop	1,857	(1,159)	-	698
Property proportional	1,559	29	-	1,588
Marine, aviation and satellite	(3,185)	(78)	388	(2,875)
Major catastrophes	(7,804)	-	113	(7,691)
Total	$(4,522)	$(1,436)	$1,832	$(4,126)

Net favorable development in the property per risk excess-of-loss class arose primarily from North American business in the 2007 through 2009 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2009 underwriting year.  Net favorable loss development in the crop class arose primarily in the 2009 underwriting year.  Net favorable development in the property proportional class arose primarily in the 2008 and prior underwriting years.  Net unfavorable development in the marine, aviation and satellite class resulted primarily from a $2.1 million change in the pattern of expected reported losses in the marine excess-of-loss class.  Net unfavorable development in the major catastrophes class arose primarily from Hurricane Ike in the 2008 underwriting year.

Net acquisition expenses and related net acquisition expense ratios were $12.1 million and 14.2% , respectively, for the three months ended September 30, 2011 and $14.1 million and 14.4%, respectively, for the three months ended September 30, 2010.  The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned and a decrease in net unfavorable commission adjustments related to prior years’ losses as compared with the same period in 2010.  The decrease in acquisition expense ratio was primarily due to a decrease in net unfavorable commission adjustments related to prior years’ losses as compared with the same period in 2010.  Net unfavorable commission adjustments related to prior years’ losses were $0.5 million and $1.4 million for the three months ended September 30, 2011 and 2010, respectively.  Net unfavorable commission adjustments related to prior years’ losses increased the acquisition expense ratio by 0.7 points and 1.2 points for the three months ended September 30, 2011 and 2010, respectively.   Net acquisition expenses and related net acquisition expense ratios were also affected by changes in the mix of business.

Other underwriting expenses were $6.7 million and $7.9 million for the three months ended September 30, 2011 and 2010, respectively.  The decrease in 2011 as compared with 2010 was primarily attributable to a decrease in the accrual for performance-based compensation in 2011.

Casualty

The Casualty operating segment generated 41.0% and 40.3% of our net premiums written for the three months ended September 30, 2011 and 2010, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the three months ended September 30, 2011 and 2010 ($ in thousands):

	Three Months Ended September 30,
	2011	2010	Increase (decrease)
Net premiums written	$72,689	$80,362	$(7,673)
Net premiums earned	78,021	80,437	(2,416)
Net losses and LAE	42,704	8,156	34,548
Net acquisition expenses	16,780	16,395	385
Other underwriting expenses	4,300	5,171	(871)
Casualty segment underwriting income	$14,237	$50,715	$(36,478)

Underwriting ratios:
Net loss and LAE	54.7%	10.1%	44.6 points
Net acquisition expense	21.5%	20.4%	1.1 points
Other underwriting expense	5.5%	6.4%	(0.9) points
Combined	81.7%	36.9%	44.8 points

The Casualty segment underwriting income decreased by $36.5 million for the three months ended September 30, 2011 as compared with the three months ended September 30, 2010, primarily due to a decrease in net favorable development.  Net favorable development was $15.0 million and $36.6 million for the three months ended September 30, 2011 and 2010, respectively.  In addition, a change in our estimate of the administrative costs of managing claims resulted in a $13.4 million reduction of unallocated loss adjustment expense ("ULAE") reserves during the three months ended September 30, 2010.

Net premiums written decreased by $7.7 million for the three months ended September 30, 2011 as compared with the three months ended September 30, 2010, primarily due to a decrease in the North American casualty excess-of-loss class as a result of fewer opportunities that met our underwriting standards.  Net premiums earned decreased by $2.4 million as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $34.5 million for the three months ended September 30, 2011 as compared with the three months ended September 30, 2010, primarily due to a decrease in net favorable loss development.  Net favorable loss development was $14.5 million and $33.1 million for the three months ended September 30, 2011 and 2010, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 18.7 points and 42.5 points for the three months ended September 30, 2011 and 2010, respectively.  Net favorable loss development for the three months ended September 30, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.  In addition, the change in our estimate of the administrative costs of managing claims in the three months ended September 30, 2010 decreased the net loss and LAE ratio by 16.6 points.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$6,575	$109	$43	$6,727
North American occurrence excess-of-loss	3,057	(23)	16	3,050
North American umbrella	1,573	(21)	-	1,552
Financial lines	3,224	50	(352)	2,922
International motor excess	823	-	-	823
Other	(767)	294	414	(59)
Total	$14,485	$409	$121	$15,015

Net favorable development in the North American claims made class arose primarily from the 2003, 2006 and 2007 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2002 underwriting year.  Net favorable development in the North American umbrella class arose primarily from the 2003 and 2005 underwriting years.  Net favorable development in the financial lines class arose primarily from the 2009 underwriting year in the North American surety class.  Net favorable development in the international motor excess class arose primarily from a change in the pattern of expected reported losses from the 2008 and prior underwriting years.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$14,225	$567	$-	$14,792
North American occurrence excess-of-loss	3,918	12	9	3,939
North American clash	12,760	18	2	12,780
Financial lines	5,593	28	(39)	5,582
International casualty	(5,922)	539	2,021	(3,362)
Accident and health	2,544	109	-	2,653
Other	17	218	-	235
Total	$33,135	$1,491	$1,993	$36,619

Net favorable development in the North American claims made class arose primarily from the 2005 and 2006 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2002 underwriting year, partially offset by net unfavorable development in the 2005, 2006 and 2008 underwriting years.  Net favorable development in this class included $1.4 million that resulted from a change in the pattern of expected reported losses.  A review of historical results in the North American clash class resulted in a change to the expected loss ratios in all prior underwriting years.  This change in expected loss ratios contributed $12.6 million to the net favorable development in this class.  Net favorable development in the financial lines class arose primarily from the 2008 and prior underwriting years.  The 2008 underwriting year in the international casualty class was impacted by net unfavorable development from financial institutions business as well as utility companies’ exposure to wildfires in Australia.  This was partially offset by net favorable development in the 2004 through 2007 underwriting years.  Net favorable development in the accident and health class arose primarily from the 2004 through 2008 underwriting years.

Net acquisition expenses and related net acquisition expense ratios were $16.8 million and 21.5%, respectively, for the three months ended September 30, 2011 and $16.4 million and 20.4%, respectively, for the three months ended September 30, 2010.  The acquisition expense ratio increased due to a decrease in net favorable commission adjustments related to prior years’ losses for the three months ended September 30, 2011 as compared to the same period in 2010.  Net favorable commission adjustments related to prior years’ losses were $0.4 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively.  Net favorable commission adjustments related to prior years’ losses decreased the acquisition expense ratio by 0.6 points and 2.4 points for the three months ended September 30, 2011 and 2010, respectively.  Net acquisition expenses and related net acquisition expense ratios were also affected by changes in the mix of business.

Other underwriting expenses were $4.3 million and $5.2 million for the three months ended September 30, 2011 and 2010, respectively.  The decrease in 2011 as compared with 2010 was primarily attributable to a decrease in the accrual for performance-based compensation in 2011.

Finite Risk

The Finite Risk segment generated 1.6% and 2.1% of our net premiums written for the three months ended September 30, 2011 and 2010, respectively.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the three months ended September 30, 2011 and 2010 ($ in thousands):

	Three Months Ended September 30,
	2011	2010	Increase (decrease)
Net premiums written	$2,802	$4,180	$(1,378)
Net premiums earned	3,553	4,625	(1,072)
Net losses and LAE	1,754	281
Net acquisition expenses	1,360	1,982
Net losses, LAE and acquisition expenses	3,114	2,263	851
Other underwriting expenses	218	307	(89)
Finite Risk segment underwriting income (loss)	$221	$2,055	$(1,834)

Underwriting ratios:
Net loss and LAE	49.4%	6.1%
Net acquisition expense	38.3%	42.9%
Net loss, LAE and acquisition expense	87.7%	49.0%	38.7 points
Other underwriting expense	6.1%	6.6%	(0.5) points
Combined	93.8%	55.6%	38.2 points

During the three months ended September 30, 2011 and 2010, the Finite Risk portfolio consisted of one in force contract and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively insignificant adjustments of prior years’ reserves.  The decreases in net premiums written and net premiums earned for the three months ended September 30, 2011 as compared with the three months ended September 30, 2010 were primarily attributable to a decrease in the underlying premiums written relating to the one in force contract.

Net losses, LAE and acquisition expenses increased by $0.9 million for the three months ended September 30, 2011 as compared with the three months ended September 30, 2010, primarily due to net unfavorable development for the three months ended September 30, 2011 as compared with net favorable development for the three months ended September 30, 2010.  Net unfavorable development was $0.1 million for the three months ended September 30, 2011 as compared with net favorable development of $2.1 million for the three months ended September 30, 2010.  Net favorable development for the three months ended September 30, 2010 was primarily due to a decrease in losses related to a contract from the 2003 underwriting year.  The net unfavorable development increased the net loss and LAE and acquisition expense ratio by 3.0 points for the three months ended September 30, 2011 and the net favorable development decreased the net loss and LAE and acquisition expense ratio by 45.3 points for the three months ended September 30, 2010.

Non-Underwriting Results

Net Investment Income

Net investment income was $29.8 million and $31.1 million for the three months ended September 30, 2011 and 2010, respectively.  Net investment income decreased in the three months ended September 30, 2011 as compared with the same period in 2010, primarily as a result of a decrease in yields.

Net Realized Gains (Losses) on Investments

Net realized gains on investments were $7.5 million and $44.4 million for the three months ended September 30, 2011 and 2010, respectively.  Sales of investments resulted in net realized gains of $3.9 million for the three months ended September 30, 2011, primarily from U.S. Treasury Inflation-Protected Securities (“TIPS”).  The net gains from mark-to-market adjustments on trading securities of $3.6 million for the three months ended September 30, 2011 were related primarily to non-U.S. government securities.  Sales of investments resulted in net realized gains of $42.4 million for the three months ended September 30, 2010, primarily from U.S. Government securities, corporate bonds and preferred stocks.  The net gains from mark-to-market adjustments on trading securities of $1.9 million for the three months ended September 30, 2010 were related primarily to non-U.S. government securities.

Net Impairment Losses on Investments

Net impairment losses on investments were $4.5 million and $4.0 million for the three months ended September 30, 2011 and 2010, respectively.  The net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities.  The net impairment losses recorded for the three months ended September 30, 2011 included $3.9 million related to non-agency residential mortgage-backed securities ("RMBS") and $0.6 million related to sub-prime asset-backed securities (“ABS”).  The net impairment losses recorded for the three months ended September 30, 2010 included $2.9 million related to non-agency RMBS and $1.1 million related to sub-prime ABS.

Net Changes in Fair Value of Derivatives

The expense for the fair value of derivatives was $4.5 million and $4.2 million for the three months ended September 30, 2011 and 2010, respectively.  The net changes in the fair value of derivatives for the three months ended September 30, 2011 were primarily attributable to expenses of $2.9 million related to put options on treasury futures that were purchased to temporarily protect our investment portfolio against a sudden increase in interest rates.  In addition, expenses of $1.8 million related to a derivative agreement with Topiary Capital Limited (“Topiary”) that expired on July 31, 2011, which was used to manage our exposure to certain underwriting risks.  The net changes in the fair value of derivatives for the three months ended September 30, 2010 were attributable to the derivative agreement with Topiary.  See Note 4 to the “Consolidated Financial Statements” in this Form 10-Q for additional discussion of the derivative instruments.

Operating Expenses

Non-underwriting operating expenses were $3.6 million and $6.6 million for the three months ended September 30, 2011 and 2010, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The decrease in the three months ended September 30, 2011 as compared with the same period in 2010 was primarily attributable to a decrease in the accrual for performance-based compensation in 2011.

Interest Expense

Interest expense was $4.8 million for both the three months ended September 30, 2011 and 2010 and related to our $250.0 million of Series B 7.5% Notes due June 1, 2017 (the “Series B Notes”).

Income Taxes

Income tax benefit was $1.8 million for the three months ended September 30, 2011 and income tax expense was $20.2 million for the three months ended September 30, 2010.  Income tax expense or benefit is primarily driven by the composition of income or loss before income taxes from our subsidiaries and will vary depending on the contribution to income or loss before income taxes by our U.S. based subsidiaries.

Nine Months Ended September 30, 2011 as Compared with the Nine Months Ended September 30, 2010

Net income (loss) and diluted earnings (loss) per common share for the nine months ended September 30, 2011 and 2010 were as follows ($ and amounts in thousands, except diluted earnings (loss) per common share):

	Nine Months Ended September 30,
	2011	2010	Net change
Underwriting income (loss)	$(293,007)	$123,366	$(416,373)
Net investment income	96,105	103,955	(7,850)
Net realized gains (losses) on investments	3,216	99,297	(96,081)
Net impairment losses on investments	(7,624)	(25,560)	17,936
Other revenues (expenses)	(31,131)	(39,040)	7,909
Income (loss) before income taxes	(232,441)	262,018	(494,459)
Income tax (expense) benefit	1,313	(28,796)	30,109
Net income (loss)	$(231,128)	$233,222	$(464,350)

Weighted average shares outstanding for diluted earnings (loss) per common share	37,165	46,263	(9,098)
Diluted earnings (loss) per common share	$(6.18)	$5.04	$(11.22)

The net loss and diluted loss per common share for the nine months ended September 30, 2011 as compared with net income and diluted earnings per common share for the same period in 2010 was primarily due to a decrease in the net underwriting result attributable to an increase in major catastrophe activity and a decrease in net favorable development.  In addition, there was a decrease in net realized gains on investments and investment income for the nine months ended September 30, 2011 as compared with the same period in 2010.  This was partially offset by a decrease in net impairment losses on investments.  During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation.

Underwriting Results

Net underwriting loss was $293.0 million for the nine months ended September 30, 2011 and net underwriting income was $123.4 million for the nine months ended September 30, 2010.  The change in the net underwriting result was due to an increase in net losses arising from major catastrophes and a decrease in net favorable development.

Net losses arising from major catastrophes were $448.0 million and $135.9 million for the nine months ended September 30, 2011 and 2010, respectively. Net favorable development was $77.3 million and $124.2  million for the nine months ended September 30, 2011 and 2010, respectively.  The net favorable development for the nine months ended September 30, 2011 relating to prior years was substantially all in the Property and Marine and Casualty segments.

Property and Marine

The Property and Marine operating segment generated 53.8% and 56.1% of our net premiums written for the nine months ended September 30, 2011 and 2010, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the nine months ended September 30, 2011 and 2010 ($ in thousands):

	Nine Months Ended September 30,
	2011	2010	Increase (decrease)
Gross premiums written	$302,597	$351,395	$(48,798)
Ceded premiums written	34,751	15,620	19,131
Net premiums written	267,846	335,775	(67,929)
Net premiums earned	274,996	326,698	(51,702)
Net losses and LAE	551,868	232,294	319,574
Net acquisition expenses	37,703	47,589	(9,886)
Other underwriting expenses	21,281	24,324	(3,043)
Property and Marine segment underwriting income (loss)	$(335,856)	$22,491	$(358,347)

Underwriting ratios:
Net loss and LAE	200.7%	71.1%	129.6 points
Net acquisition expense	13.7%	14.6%	(0.9) points
Other underwriting expense	7.7%	7.4%	0.3 points
Combined	222.1%	93.1%	129.0 points

The Property and Marine segment underwriting result decreased by $358.3 million for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010, primarily due to an increase in net losses arising from major catastrophes.  Net losses arising from major catastrophes, net of reinstatement premiums and retrocessional recoveries, were $448.0 million and $135.9 million for the nine months ended September 30, 2011 and 2010, respectively.  Net losses from major catastrophes for the nine months ended September 30, 2011 were attributable to the February and June earthquakes in New Zealand, the earthquake in Japan, severe U.S. weather in the second quarter, Hurricane Irene and the 2011 floods and Cyclone Yasi in Australia.

Gross premiums written decreased by $48.8 million for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010.  Gross premiums written included reinstatement premiums related to major catastrophes of $26.3 million and $16.6 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in gross premiums written was due to decreases across most classes of business, most significantly in the catastrophe excess-of-loss classes, for the nine months ended September 30, 2011 as compared with the same period in 2010 and resulted from fewer opportunities that met our underwriting standards and the desire to reduce our exposure to catastrophe events.   The increase in ceded premiums written was due to an increase in our purchase of retrocessional coverage on catastrophe business for the nine months ended September 30, 2011 as compared with the same period in 2010 that resulted from the desire to reduce our exposure to catastrophe events.  Net premiums earned decreased by $51.7 million for the nine months ended September 30, 2011 as compared with the same period in 2010, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $319.6 million for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010, primarily due to an increase in losses arising from major catastrophes.  The following table sets forth the components of pre-tax net losses by major catastrophe for the nine months ended September 30, 2011 ($ in thousands):

Major Catastrophe	Gross Losses and LAE	Retrocessional Recoveries	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
February New Zealand earthquake	$(207,832)	$-	$(207,832)	$11,133	$(196,699)
June New Zealand earthquake	(32,713)	-	(32,713)	-	(32,713)
Japan earthquake	(167,989)	35,000	(132,989)	5,651	(127,338)
Second quarter severe U.S. weather	(50,389)	-	(50,389)	5,476	(44,913)
2011 Australian floods	(20,579)	-	(20,579)	2,149	(18,430)
Cyclone Yasi	(14,209)	-	(14,209)	906	(13,303)
Hurricane Irene	(15,154)	-	(15,154)	561	(14,593)
Total	$(508,865)	$35,000	$(473,865)	$25,876	$(447,989)

For the nine months ended September 30, 2010, net losses and LAE arising from major catastrophes of $152.5 million, excluding reinstatement premiums earned of $16.6 million, related primarily to the 2010 earthquakes in Chile and New Zealand.  Net losses and LAE arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 169.3 points and 45.4 points for the nine months ended September 30, 2011 and 2010, respectively.

Net favorable loss development was $31.3 million and $33.9 million for the nine months ended September 30, 2011 and 2010, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 10.7 points for each of the nine months ended September 30, 2011 and 2010.  Net favorable loss development for the nine months ended September 30, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Property per risk excess-of-loss	$12,180	$292	$45	$12,517
Major catastrophes	16,326	(10)	(355)	15,961
Property proportional	5,259	(182)	-	5,077
Crop	1,923	(164)	-	1,759
Marine, aviation and satellite	2,250	(324)	(308)	1,618
Catastrophe excess-of-loss (non-major events)	(6,590)	(126)	(283)	(6,999)
Total	$31,348	$(514)	$(901)	$29,933

Net favorable development in the property per risk excess-of-loss class arose from most prior underwriting years.  Net favorable development in the major catastrophes class arose primarily from the September 2010 earthquake in New Zealand and the December 2010 floods in Australia.  Net favorable development in the property proportional class arose primarily from the 2008 and 2009 underwriting years, with a change in the expected loss ratios contributing $0.7 million of the net favorable development.   Net favorable development in the crop class arose primarily from North American business in the 2010 underwriting year.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2005 through 2007 underwriting years.  Net unfavorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from an increase in loss advices from ceding companies related to fourth quarter 2010 events in Europe and Australia, partially offset by North American and international business prior to 2010.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Property per risk excess-of-loss	$14,513	$(196)	$1,447	$15,764
Catastrophe excess-of-loss (non-major events)	8,940	248	571	9,759
Crop	16,582	(4,623)	-	11,959
Property proportional	4,487	(388)	-	4,099
Marine, aviation and satellite	(2,127)	(331)	689	(1,769)
Major catastrophes	(8,495)	-	(1,352)	(9,847)
Total	$33,900	$(5,290)	$1,355	$29,965

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

Net acquisition expenses and related net acquisition expense ratios were $37.7 million and 13.7% , respectively, for the nine months ended September 30, 2011 and $47.6 million and 14.6%, respectively, for the nine months ended September 30, 2010.  The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned and a decrease in net unfavorable commission adjustments related to prior years’ losses as compared with the same period in 2010.  The decrease in acquisition expense ratio was primarily due to a decrease in net unfavorable commission adjustments related to prior years’ losses as compared with the same period in 2010.   Net unfavorable development of commission adjustments related to prior years’ losses was $0.5 million and $5.3 million for the nine months ended September 30, 2011 and 2010, respectively.  The net unfavorable development of commission adjustments related to prior years’ losses increased the acquisition expense ratio by 0.2 points and 1.6 points for the nine months ended September 30, 2011 and 2010, respectively.   Net acquisition expenses and related net acquisition expense ratios were also affected by changes in the mix of business.

Other underwriting expenses were $21.3 million and $24.3 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in 2011 as compared with 2010 was primarily attributable to a decrease in the accrual for performance-based compensation in 2011.

Casualty

The Casualty operating segment generated 44.7% and 41.2% of our net premiums written for the nine months ended September 30, 2011 and 2010, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the nine months ended September 30, 2011 and 2010 ($ in thousands):

	Nine Months Ended September 30,
	2011	2010	Increase (decrease)
Net premiums written	$222,442	$246,741	$(24,299)
Net premiums earned	235,949	253,505	(17,556)
Net losses and LAE	126,191	79,744	46,447
Net acquisition expenses	53,487	52,874	613
Other underwriting expenses	14,461	17,295	(2,834)
Casualty segment underwriting income	$41,810	$103,592	$(61,782)

Underwriting ratios:
Net loss and LAE	53.5%	31.5%	22.0 points
Net acquisition expense	22.7%	20.9%	1.8 points
Other underwriting expense	6.1%	6.8%	(0.7) points
Combined	82.3%	59.2%	23.1 points

The Casualty segment underwriting income decreased by $61.8 million for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010, primarily due to a decrease in net favorable development.  Net favorable development was $46.4 million and $96.6 million for the nine months ended September 30, 2011 and 2010, respectively.  In addition, a change in our estimate of the administrative costs of managing claims resulted in a $13.4 million reduction of ULAE reserves during the nine months ended September 30, 2010.

Net premiums written decreased by $24.3 million for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010, primarily due to decreases in the North American casualty excess-of-loss and international casualty classes as a result of fewer opportunities that met our underwriting standards.  Net premiums earned decreased by $17.6 million as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $46.4 million for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010, primarily due to a decrease in net favorable loss development.  Net favorable loss development was $45.3 million and $89.1 million for the nine months ended September 30, 2011 and 2010, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 19.4 points and 35.7 points for the nine months ended September 30, 2011 and 2010, respectively.  Net favorable loss development for the nine months ended September 30, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.  In addition, the change in our estimate of the administrative costs of managing claims in the three months ended September 30, 2010 decreased the net loss and LAE ratio by 5.3 points.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$26,296	$(854)	$59	$25,501
North American occurrence excess-of-loss	7,606	165	196	7,967
North American umbrella	9,383	(181)	-	9,202
Accident and health	(3,094)	1,370	-	(1,724)
Financial lines	6,397	(60)	(401)	5,936
Other	(1,294)	67	749	(478)
Total	$45,294	$507	$603	$46,404

Net favorable development in the North American claims made class arose primarily from the 2003 through 2007 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2002 through 2005 underwriting years.  Net favorable development in the North American umbrella class arose primarily from the 2003, 2005, 2006 and 2008 underwriting years. The net favorable development in 2008 underwriting year resulted from improved loss experience in the current year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  Net unfavorable development in the accident and health class arose primarily from the 2004 through 2006 underwriting years.  Net favorable development in the financial lines class arose primarily from North American surety business across most prior underwriting years, with a change in the loss development patterns resulting in approximately $1.6 million of net favorable development.  Net unfavorable development in other classes was partially offset by a change in the pattern of expected reported losses resulting in approximately $1.3 million of net favorable development.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$37,746	$2,839	$-	$40,585
North American occurrence excess-of-loss	28,598	(237)	16	28,377
North American clash	12,446	78	138	12,662
North American umbrella	5,848	216	-	6,064
Financial lines	7,424	51	26	7,501
International casualty	(7,232)	828	2,243	(4,161)
Accident and health	4,216	1,282	-	5,498
Other	49	-	-	49
Total	$89,095	$5,057	$2,423	$96,575

Net favorable development in the North American claims made class arose primarily from the 2003 through 2006 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2002 through 2006 underwriting years.  Net favorable development in this class included $1.4 million that resulted from a change in the loss development patterns.  A review of historical results in the North American clash class resulted in a change to the expected loss ratios in all prior underwriting years.  This change in expected loss ratios contributed $12.6 million to the net favorable development in this class.  Net favorable development in the North American umbrella class arose primarily from the 2003 and 2004 underwriting years, partially offset by net unfavorable development in the 2008 underwriting year.  Net favorable development in the financial lines class arose primarily from the North American surety business in the 2004 through 2008 underwriting years.  The 2008 underwriting year in the international casualty class was impacted by net unfavorable development from financial institutions business as well as utility companies’ exposure to wildfires in Australia.  This was partially offset by net favorable development on all other underwriting years.  Net favorable development in the accident and health class arose primarily from the 2007 and 2008 underwriting years.

Net acquisition expenses and related net acquisition expense ratios were $53.5 million and 22.7%, respectively, for the nine months ended September 30, 2011 and $52.9 million and 20.9%, respectively, for the nine months ended September 30, 2010.  The increase in net acquisition expenses and the acquisition expense ratio was due to a decrease in net favorable commission adjustments related to prior years’ losses for the nine months ended September 30, 2011 as compared with the same period in 2010.  Net favorable development of commission adjustments related to prior years’ losses was $0.5 million and $5.1 million for the nine months ended September 30, 2011 and 2010, respectively.  Net favorable development of commissions adjustments related to prior years’ losses decreased the acquisition expense ratio by 0.2 points and 2.2 points for the nine months ended September 30, 2011 and 2010, respectively.   Net acquisition expenses and related net acquisition expense ratios were also affected by changes in the mix of business.

Other underwriting expenses were $14.5 million and $17.3 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in 2011 as compared with 2010 was primarily attributable to a decrease in the accrual for performance-based compensation in 2011.

Finite Risk

The Finite Risk segment generated 1.5%  and 2.7% of our net premiums written for the nine months ended September 30, 2011 and 2010, respectively.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the nine months ended September 30, 2011 and 2010 ($ in thousands):

	Nine Months Ended September 30,
	2011	2010	Increase (decrease)
Net premiums written	$7,508	$16,056	$(8,548)
Net premiums earned	11,185	14,811	(3,626)
Net losses and LAE	2,346	3,099
Net acquisition expenses	7,083	13,471
Net losses, LAE and acquisition expenses	9,429	16,570	(7,141)
Other underwriting expenses	717	958	(241)
Finite Risk segment underwriting income (loss)	$1,039	$(2,717)	$3,756

Underwriting ratios:
Net loss and LAE	21.0%	20.9%
Net acquisition expense	63.3%	91.0%
Net loss, LAE and acquisition expense	84.3%	111.9%	(27.6) points
Other underwriting expense	6.4%	6.5%	(0.1) points
Combined	90.7%	118.4%	(27.7) points

During the nine months ended September 30, 2011 and 2010, the Finite Risk portfolio consisted of one in force contract and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively insignificant adjustments of prior years’ reserves.  The decreases in net premiums written and net premiums earned for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010 were primarily attributable to a decrease in the underlying premiums written relating to the one in force contract.

Net losses, LAE and acquisition expenses decreased by $7.1 million for the nine months ended September 30, 2011 as compared with the nine months ended September 30, 2010, primarily due to a reduction in the net premiums earned and an improvement in net development.  Net favorable development was $1.0 million for the nine months ended September 30, 2011 compared with net unfavorable development of $2.4 million for the nine months ended September 30, 2010.  Net favorable and unfavorable development for the nine months ended September 30, 2011 and 2010, respectively, were primarily related to a contract from the 2003 underwriting year.  The net favorable development decreased the net loss and LAE and acquisition expense ratio by 8.7 points for the nine months ended September 30, 2011 compared with net unfavorable development increasing the ratio by 16.1 points for the nine months ended September 30, 2010.

Non-Underwriting Results

Net Investment Income

Net investment income was $96.1 million and $104.0 million for the nine months ended September 30, 2011 and 2010, respectively.  Net investment income decreased in the nine months ended September 30, 2011, as compared with the same period in 2010, as a result of a reduction in investable assets and a decrease in yields.

Net Realized Gains (Losses) on Investments

Net realized gains on investments were $3.2 million and $99.3 million for the nine months ended September 30, 2011 and 2010, respectively.  Sales of investments resulted in net realized gains of $1.4 million for the nine months ended September 30, 2011, primarily from realized gains from TIPS and corporate bonds partially offset by realized losses from U.S. Government securities.  The net gains from mark-to-market adjustments on trading securities of $1.8 million for the nine months ended September 30, 2011 were related primarily to non-U.S government securities partially offset by insurance-linked securities.  Sales of investments resulted in net realized gains of $95.0 million for the nine months ended September 30, 2010, primarily from U.S. Government securities, U.S. Government agency RMBS, non-U.S. government securities, corporate bonds and preferred stocks.  The net gains from mark-to-market adjustments on trading securities of $4.3  million for the nine months ended September 30, 2010 were related primarily to non-U.S. government securities.

Net Impairment Losses on Investments

Net impairment losses on investments were $7.6 million and $25.6  million for the nine months ended September 30, 2011 and 2010, respectively.  The net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities.  The net impairment losses recorded for the nine months ended September 30, 2011 included $6.3 million related to non-agency RMBS and $1.3 million related to sub-prime ABS.  The net impairment losses recorded for the nine months ended September 30, 2010 included $12.2 million related to sub-prime ABS, $7.7 million related to commercial mortgage-backed securities (“CMBS”) and $5.6 million related to non-agency RMBS.

Net Changes in Fair Value of Derivatives

The expense for the fair value of derivatives was $5.3 million and $6.5 million for the nine months ended September 30, 2011 and 2010, respectively.  The net changes in the fair value of derivatives for the nine months ended September 30, 2011 were primarily attributable to expenses of $2.9 million related to put options on treasury futures that were purchased to temporarily protect our investment portfolio against a sudden increase in interest rates.  In addition, expenses of $2.5 million related to the derivative agreement with Topiary that was used to manage our exposure to certain underwriting risks.  The net changes in the fair value of derivatives for the nine months ended September 30, 2010 were attributable to the derivative agreement with Topiary.

Operating Expenses

Non-underwriting operating expenses were $12.6 million and $19.3 million for the nine months ended September 30, 2011 and 2010, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The decrease in the nine months ended September 30, 2011 as compared with the same period in 2010 was primarily attributable to a decrease in the accrual for performance-based compensation in 2011.

Interest Expense

Interest expense was $14.3 million and $14.2 million for the nine months ended September 30, 2011 and 2010, respectively, and related to our $250.0 million of Series B Notes.

Income Taxes

Income tax benefit was $1.3 million and income tax expense was $28.8 million for the nine months ended September 30, 2011 and 2010, respectively.  Income tax expense or benefit is primarily driven by the composition of income or loss before income taxes from our subsidiaries and will vary depending on the contribution to income or loss before income taxes by our U.S. based subsidiaries.

Financial Condition

The following discussion of financial condition, liquidity and capital resources as of September 30, 2011 focuses only on material changes from December 31, 2010.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition,” in our 2010 Form 10-K.

Liquidity

Liquidity Requirements

Our principal cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses and income taxes.  Additionally, cash is required for dividends to our common shareholders, the servicing of debt, share repurchases and the purchase of retrocessional contracts.  During the nine months ended September 30, 2011, unpaid losses and LAE increased by $251.6 million primarily as a result of significant catastrophe activity during the first nine months of 2011.  We anticipate that our operating cash flow will be negatively impacted by the payment of these losses.  We expect that our liquidity needs for the next twelve months will be met by our cash and cash equivalents, short-term investments, cash flows from operations, investment income and proceeds from the sale, redemption or maturity of our investments.

Platinum Holdings is a holding company, the assets of which consist primarily of shares of its subsidiaries.  Platinum Holdings depends primarily on its available cash resources and liquid investments and dividends and other distributions from its subsidiaries to meet its obligations.  Such obligations may include operating expenses, debt service obligations, dividends on its common shares and repurchases of common shares or other securities.  We believe that Platinum Holdings has sufficient cash resources and its subsidiaries have available dividend capacity to service our current outstanding obligations.  We consider the impact of dividends and other distributions from our reinsurance subsidiaries on their respective capital levels, which may impact the financial strength rating assigned to our subsidiaries by A.M. Best Company, Inc. (“A.M. Best”) and Standard & Poor’s Ratings Services (“S&P”).

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

Platinum Bermuda made dividend payments of $180.0 million to Platinum Holdings during the nine months ended September 30, 2011.  Platinum US paid no dividends to Platinum Finance during the nine months ended September 30, 2011.  As of September 30, 2011, the remaining amount available for payment of dividends or other distributions by our reinsurance subsidiaries without regulatory approval was $225.8 million.  Subsequent to September 30, 2011, Platinum Bermuda paid dividends of $75.0 million to Platinum Holdings.

During the nine months ended September 30, 2011, Platinum US repaid a $100.0 million surplus note to Platinum Regency, the parent company of Platinum Finance.  Platinum Regency subsequently paid dividends of $100.0 million to Platinum Holdings.

During the nine months ended September 30, 2011, Platinum Holdings repaid loans from Platinum Finance of $75.0 million, due February 1, 2011.  In March 2011, Platinum Holdings contributed an additional $120.0 million in capital to Platinum Bermuda.

Certain reinsurance and other contracts entered into by our reinsurance subsidiaries provide the ceding company or counterparty with the right to cancel a reinsurance contract upon the occurrence of certain events, such as a decline in our ratings by A.M. Best or S&P below certain levels or a decline in statutory surplus or equity below specified amounts during specified periods.   Certain reinsurance and other contracts also require our reinsurance subsidiaries to post additional collateral upon the occurrence of certain events, such as a decline in our ratings by A.M. Best or S&P below certain levels or a decline in statutory surplus or equity below specified amounts during specified periods or when the liabilities we have assumed from the ceding company exceed specified thresholds.  As of September 30, 2011 and December 31, 2010, we held investments with a carrying value of $75.3 million and $69.8 million, respectively, and cash and cash equivalents of $0.1 million and $9.9 million, respectively, in trust to collateralize obligations under our reinsurance contracts.

See also “Sources of Liquidity” below for discussion on collateral required under our credit facilities.

On October 12, 2011, S&P issued a press release stating that it lowered its counterparty credit rating on Platinum Holdings from “BBB+” to “BBB” with a stable outlook and lowered its counterparty credit and financial strength ratings on our reinsurance subsidiaries, Platinum US and Platinum Bermuda, from “A” to “A-” with a stable outlook.  S&P’s press release followed our announcement on October 11, 2011 that we expected a net negative impact of approximately $112.4 million on our third quarter 2011 results due to catastrophe losses in the first nine months of the year.  This action by S&P has not had a significant impact on our portfolio of existing contracts or collateral obligations, and we do not currently anticipate that it will have a material adverse impact on our business prospects, financial condition or results of operations.  Our A.M. Best ratings have not changed and remain at a financial strength rating of “A” (Excellent) with a stable outlook for each of our reinsurance subsidiaries.

Sources of Liquidity

Our sources of funds consist primarily of cash from operations, proceeds from sales, redemption and maturity of investments, issuance of securities and cash and cash equivalents held by us.  Net cash flows provided by operations were $38.1 million for the nine months ended September 30, 2011 and net cash flows provided by operations excluding trading securities were $37.9 million for the nine months ended September 30, 2011.

On June 24, 2011, we entered into a three-year, $300.0 million credit facility (the "Syndicated Credit Facility") that amended and restated our existing credit facility, which was scheduled to expire on September 13, 2011.  The Syndicated Credit Facility consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  Borrowings and letters of credit under the Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of our reinsurance subsidiaries under the Syndicated Credit Facility.  The Syndicated Credit Facility contains customary representations, warranties and covenants, including requirements to maintain a ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated tangible net worth of not less than the higher of (i) $1.25 billion or (ii) the sum of $1.258 billion plus 50% of net income for each fiscal year plus 75% of the aggregate increases in shareholders’ equity resulting from the issuance or sale of shares minus the amount of any extraordinary dividend payment or repurchase of shares.  In addition, each of our reinsurance subsidiaries must maintain a financial strength rating from A.M. Best of at least B++ at all times.  We are in compliance with the covenants under the Syndicated Credit Facility.  The Syndicated Credit Facility provides that we may increase the commitments by up to $150.0 million subject to the participation of lenders.

Also, on June 30, 2011, our reinsurance subsidiaries entered into a letter of credit facility in the maximum aggregate amount of $100.0 million (the “LOC Facility”) that expires on December 31, 2013.  Under the terms of the LOC Facility, up to $100.0 million is available for the issuance of letters of credit to support reinsurance obligations of our reinsurance subsidiaries.  The LOC Facility contains customary representations, warranties and covenants.  We are in compliance with the covenants under the LOC Facility.  We also have the ability to request a supplemental letter of credit facility for up to $150.0 million subject to agreement with the lender.

The following tables summarizes the outstanding letters of credit and the cash and cash equivalents and investments held in trust to collateralize letters of credit issued as of September 30, 2011 ($ in thousands):

	Letters of Credit		Collateral
	Capacity	Issued	Cash	Investments	Total
Syndicated Credit Facility:
Secured	$200,000	$116,230	$66,554	$67,936	$134,490
Unsecured	100,000	-	-	-	-
Total Syndicated Credit Facility	300,000	116,230	66,554	67,936	134,490

LOC Facility	100,000	1,780	-	2,075	2,075
Total	$400,000	$118,010	$66,554	$70,011	$136,565

As of December 31, 2010, we held cash and cash equivalents of $100.3 million and investments with a carrying value of $48.6 million to collateralize letters of credit issued under our credit facilities.

Our investable assets totaled $4.3 billion and $4.2 billion at September 30, 2011 and December 31, 2010, respectively.  Additionally, the net balance due to brokers was $56.9 million as of September 30, 2011 and the net balance due from brokers was less than $0.1 million as of December 31, 2010.  Balances due from and to brokers are included in other assets and other liabilities, respectively.  Our aggregate cash and invested assets, including accrued investment income and net balances due to and from brokers, had a duration of 3.5 and 4.1 years as of September 30, 2011 and December 31, 2010.

Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  As of September 30, 2011, the fair value of our available-for-sale securities was $2.5 billion, with a net unrealized gain of $144.8 million, and the fair value of our trading securities was $160.7 million.  See Note 3 to the “Consolidated Financial Statements” in this Form 10-Q for additional discussion of fair values.  The following table sets forth the fair values, net unrealized gains and losses and credit quality of our investments as of September 30, 2011 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Credit Quality
Available-for-sale securities:
U.S. Government	$5,098	$379	Aaa
U.S. Government agencies	100,343	343	Aaa
Municipal bonds:
State general obligation bonds	872,128	69,432	Aa2
Essential service bonds	425,619	39,362	Aa3
State income tax and sales tax bonds	181,834	21,190	Aa1
Other municipal bonds	135,714	10,888	Aa2
Pre-refunded bonds	39,767	2,518	Aa2
Subtotal	1,655,062	143,390	Aa2
Non-U.S. governments	61,535	1,564	Aa1
Corporate bonds:
Industrial	203,931	10,551	A3
Utilities	70,141	5,067	A3
Insurance	50,267	2,423	A3
Finance	7,627	518	Baa1
Subtotal	331,966	18,559	A3
Commercial mortgage-backed securities	196,446	5,248	Aa2
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	70,584	3,116	Aaa
Non-agency residential mortgage-backed securities	48,239	(21,651)	Caa2
Alt-A residential mortgage-backed securities	5,603	(1,885)	Caa2
Subtotal	124,426	(20,420)	Baa1
Asset-backed securities:
Asset-backed securities	13,196	(404)	Aaa
Sub-prime asset-backed securities	8,577	(3,813)	Caa3
Subtotal	21,773	(4,217)	Baa1
Total available-for-sale securities	2,496,649	144,846	Aa3

Trading securities:
Non-U.S. dollar denominated securities:
Non-U.S. governments	145,047	n/a	Aaa
U.S. Government agencies	15,629	n/a	Aaa
Total trading securities	160,676	n/a	Aaa

Short-term investments	538,887	n/a	Aaa
Total investments	$3,196,212	$144,846	Aa2

As of September 30, 2011, our investments had a dollar weighted average rating of Aa2, primarily measured by Moody’s Investors Service (“Moody’s”).  If a particular security did not have a Moody’s rating then a rating from S&P was generally converted to a Moody’s equivalent rating.

Our available-for-sale securities are U.S. dollar denominated securities.  Our non-U.S. dollar denominated holdings consist of cash, short-term investments and sovereign debt totaling $604.7 million.  The non-U.S. dollar denominated holdings are substantially all from Germany, the United Kingdom, New Zealand, Japan and Australia and are primarily used to offset liabilities denominated in the same non-U.S. dollar currencies.

The net unrealized gain position of our municipal bond and corporate bond portfolios was $143.4 million and $18.6 million, respectively, as of September 30, 2011 as compared with an unrealized loss position of our municipal bond portfolio of $3.3 million and an unrealized gain position of our corporate bond portfolio of $17.5 million at December 31, 2010.  The improvement in the net realized position in our municipal bond portfolio was primarily attributable to a decrease in U.S. Government treasury yields.  We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.

The net unrealized gain position of our portfolio of CMBS was $5.2 million as of September 30, 2011 as compared with $8.3 million as of December 31, 2010.  The decrease in the net unrealized gain position was primarily attributable to an increase or widening of interest rate spreads partially offset by a decrease in U.S. Government treasury yields during the year.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized loss position of our RMBS portfolio was $20.4 million, with non-agency RMBS representing $23.5 million, as of September 30, 2011 as compared with $25.9 million, with non-agency RMBS representing $29.1 million, as of December 31, 2010.  The improvement in the net unrealized loss position of our RMBS portfolio was primarily attributable to net impairment losses recognized during the first nine months of 2011.  Approximately 57% of the RMBS in our investment portfolio were issued or are guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 43% of our RMBS were issued by non-agency institutions and included securities with underlying Alt-A mortgages.  The net unrealized loss position of our portfolio of sub-prime ABS was $3.8 million as of September 30, 2011 as compared with $4.4 million as of December 31, 2010.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

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

Capital Resources

At September 30, 2011, our capital resources of $2.0 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of Series B Notes.  At December 31, 2010, our capital resources of $2.1 billion consisted of $1.9 billion of common shareholders’ equity and $250.0 million of Series B Notes.  The decrease in capital during the nine months ended September 30, 2011 was primarily attributable to a net loss of $231.1 million, option purchases of $47.9 million and repurchases of common shares of $33.9 million, partially offset by an improvement in accumulated other comprehensive income of $151.3 million.

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on February 16, 2011, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During the nine months ended September 30, 2011, in accordance with the share repurchase program, we repurchased 762,000 of our common shares in the open market for an aggregate cost of $33.9 million at a weighted average cost including commissions of $44.50 per share.  The shares we repurchased were canceled.  In January 2011, we purchased, for an aggregate of $47.9 million in cash, the common share options issued to RenaissanceRe Holdings Ltd. (“RenaissanceRe”) in connection with our initial public offering in 2002.  The options provided RenaissanceRe with the right to purchase 2,500,000 common shares from us for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under our share repurchase program and were canceled. We did not repurchase any common shares during the three months ended September 30, 2011.  As of September 30, 2011, the remaining amount available under the repurchase program was $237.4 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for the purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in our consolidated financial statements as of September 30, 2011.

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

Interest Rate Risk

The following table shows the aggregate hypothetical impact on the market value of our fixed maturity securities and interest rate options as of September 30, 2011, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp		+ 100bp
Fixed maturities	$2,801,378	$2,731,733	$2,657,325	$2,584,129		$2,514,052
Interest rate derivatives	92	758	3,525	9,861		18,986
Total market value	$2,801,470	$2,732,491	$2,660,850	$2,593,990		$2,533,038
Percent change in market value	5.3%	2.7%	0.0%	(2.5%	)	(4.8%	)
Resulting net appreciation (depreciation)	$140,620	$71,641	$-	$(66,860)		$(127,812)

The interest rate derivatives were sold subsequent to September 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended September 30, 2011 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010 (unaudited), (iii) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2011 and 2010 (unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited) and (v) the Notes to the Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: October 28, 2011	/s/ Michael D. Price
By: Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2011	/s/ Allan C. Decleir
By: Allan C. Decleir
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)