Form 10-K
period 2011-12-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2012-02-21
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common shares held by non-affiliates of the registrant as of June 30, 2011, the last business day of our most recently completed second fiscal quarter, was $1,218,086,448 based on the closing sale price of $33.24 per common share on the New York Stock Exchange on that date.  For purposes of this computation only, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

The registrant had 35,530,351 common shares, par value $0.01 per share, outstanding as of February 8, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

i

Note On Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2011 (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements are based on our current plans or expectations that are inherently subject to significant business, economic and competitive uncertainties and contingencies.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.  In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

The inclusion of forward-looking statements in this Form 10-K should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

•	the occurrence of severe natural or man-made catastrophic events;

•	the effectiveness of our loss limitation methods and pricing models;

•	the adequacy of our ceding companies’ ability to assess the risks they underwrite;

•	the adequacy of our liability for unpaid losses and loss adjustment expenses;

•	the effects of emerging claim and coverage issues on our business;

•	our ability to maintain our A.M. Best Company, Inc. (“A.M. Best”) and Standard & Poor’s Ratings Services (“S&P”) ratings;

•	our ability to raise capital on acceptable terms if necessary;

•	our exposure to credit loss from counterparties in the normal course of business;

•	our ability to provide reinsurance from Bermuda to insurers domiciled in the United States;

•	the effect on our business of cyclicality of the property and casualty reinsurance business;

•	the effect on our business of the highly competitive nature of the property and casualty reinsurance industry;

•	losses that we could face from terrorism, political unrest and war;

•	our dependence on the business provided to us by reinsurance brokers and our exposure to credit risk associated with our brokers during the premium and loss settlement process;

•	the availability of catastrophic loss protection on acceptable terms;

•	foreign currency exchange rate fluctuation;

•	our ability to maintain and enhance effective operating procedures and internal controls over financial reporting;

•	our need to make many estimates and judgments in the preparation of our financial statements;

•	the limitations placed on our financial and operational flexibility by the representations, warranties and covenants in our debt and credit facilities;

•	our ability to retain key executives and attract and retain additional qualified personnel in the future;

•	the performance of our investment portfolio;

•	fluctuations in the mortgage-backed and asset-backed securities markets;

•	the effects of changes in market interest rates on our investment portfolio;

•	the concentration of our investment portfolio in any particular industry, asset class or geographic region;

•	the effects that the imposition of U.S. corporate income tax would have on Platinum Underwriters Holdings, Ltd. and its non-U.S. subsidiaries;

•	the risk that U.S. persons who hold our shares will be subject to adverse U.S. federal income tax consequences under certain circumstances;

•	the risk that U.S. persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on all or a portion of their gains, if any;

•	the risk that holders of 10% or more of our shares may be subject to U.S. income taxation under the “controlled foreign corporation” rules;

•	the effect of changes in U.S. federal income tax law on an investment in our shares;

•	the possibility that we may become subject to taxes in Bermuda;

•	the effect on our business of potential changes in the regulatory system under which we operate;

•	the impact of regulatory regimes and changes to accounting rules on our financial results, irrespective of business operations;

•	the uncertain impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010;

•	the dependence of the cash flows of Platinum Underwriters Holdings, Ltd., a holding company, on dividends, interest and other permissible payments from its subsidiaries to meet its obligations;

•	the risk that our shareholders may have greater difficulty in protecting their interests than would shareholders of a U.S. corporation; and

•	limitations on the ownership, transfer and voting rights of our common shares.

As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us.  The foregoing factors, which are discussed in more detail in Item 1A, “Risk Factors”, in this Form 10-K, should not be construed as exhaustive.  Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.

PART I

Item 1.	Business

General Overview

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a holding company domiciled in Bermuda with approximately $1.9 billion in capital as of December 31, 2011, consisting of $1.7 billion of common shareholders’ equity and $250.0 million of Series B 7.5% Notes due June 1, 2017 (the “debt obligations”).  Through our reinsurance subsidiaries we provide property and marine, casualty and finite risk reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis.

Platinum Holdings and its consolidated subsidiaries (collectively, the “Company”) include Platinum Holdings, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings (“Platinum Regency”), Platinum Administrative Services, Inc. and Platinum UK Services Company Limited.  The terms "we", "us", and "our" also refer to the Company, unless the context otherwise indicates.

Platinum Regency is an intermediate holding company based in Ireland and a wholly owned subsidiary of Platinum Holdings.  Platinum Finance is an intermediate holding company based in the U.S. and a wholly owned subsidiary of Platinum Regency.  We operate through two licensed reinsurance subsidiaries, Platinum Bermuda, a Bermuda reinsurance company, and Platinum US, a U.S. reinsurance company.   Platinum Bermuda is a wholly owned subsidiary of Platinum Holdings and Platinum US is a wholly owned subsidiary of Platinum Finance.  Platinum Administrative Services, Inc. and Platinum UK Services Company Limited are service company subsidiaries that provide administrative support services to the Company.

For the year ended December 31, 2011, our Property and Marine, Casualty and Finite Risk operating segments accounted for approximately 53%, 46% and 1%, respectively, of our total net written premiums of $651.5 million.  As of December 31, 2011, we had total investments and cash and cash equivalents of $4.2 billion and shareholders’ equity of $1.7 billion.

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

Substantially all of the reinsurance that we underwrite is on a treaty basis, which covers a type or category of insurance policies issued by the ceding company.  In limited and opportunistic circumstances, we underwrite facultative reinsurance, where we assume all or a part of a specific insurance policy or policies.

The following table sets forth our net premiums written for the years ended December 31, 2011, 2010 and 2009 by operating segment and by type of reinsurance ($ in thousands):

Net Premiums Written by Operating Segment and Type of Reinsurance

	Years Ended December 31,
	2011		2010		2009
	Net Premium Written	Percentage of Net Premiums Written	Net Premium Written	Percentage of Net Premiums Written	Net Premium Written	Percentage of Net Premiums Written
Property and Marine
Excess-of-Loss	$275,879	42%	$337,464	44%	$348,363	39%
Proportional	68,803	11%	75,211	10%	168,648	19%
Subtotal Property and Marine	344,682	53%	412,675	54%	517,011	58%
Casualty
Excess-of-Loss	242,314	37%	292,968	39%	308,054	34%
Proportional	54,675	9%	36,429	5%	48,434	5%
Subtotal Casualty	296,989	46%	329,397	44%	356,488	39%
Finite Risk
Excess-of-Loss	531	0%	-	0%	-	0%
Proportional	9,312	1%	18,517	2%	24,335	3%
Subtotal Finite Risk	9,843	1%	18,517	2%	24,335	3%
Combined Segments
Excess-of-Loss	518,724	79%	630,432	83%	656,417	73%
Proportional	132,790	21%	130,157	17%	241,417	27%
Total	$651,514	100%	$760,589	100%	$897,834	100%

The following table sets forth our net premiums written for the years ended December 31, 2011, 2010 and 2009 by operating segment and by geographic location of the ceding company ($ in thousands):

Net Premiums Written by Operating Segment and Geographic Location of the Ceding Company

	Years Ended December 31,
	2011		2010		2009
	Net Premium Written	Percentage of Net Premiums Written	Net Premium Written	Percentage of Net Premiums Written	Net Premium Written	Percentage of Net Premiums Written
Property and Marine
United States	$189,442	29%	$230,914	30%	$350,726	39%
International	155,240	24%	181,761	24%	166,285	19%
Subtotal Property and Marine	344,682	53%	412,675	54%	517,011	58%
Casualty
United States	258,450	40%	277,666	37%	315,422	35%
International	38,539	6%	51,731	7%	41,066	4%
Subtotal Casualty	296,989	46%	329,397	44%	356,488	39%
Finite Risk
United States	9,843	1%	18,517	2%	24,335	3%
International	-	0%	-	0%	-	0%
Subtotal Finite Risk	9,843	1%	18,517	2%	24,335	3%
Combined Segments
United States	457,735	70%	527,097	69%	690,483	77%
International	193,779	30%	233,492	31%	207,351	23%
Total	$651,514	100%	$760,589	100%	$897,834	100%

Additional financial information about our operating segments is set forth in Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operation,” in this Form 10-K.

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

●
Marine.  We provide reinsurance coverage for marine, offshore energy and aerospace insurance programs.  Coverages reinsured include hull damage, protection and indemnity, cargo damage, satellite damage, aviation hull, aviation liability, and general marine liability.

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

We seek to write casualty reinsurance contracts covering established books of insurance products where we believe that past experience provides a reasonable basis to price the reinsurance adequately.  We underwrite new exposures selectively and perform a comprehensive evaluation of the risk and ceding company being reinsured.  We employ underwriters and actuaries that have expertise in one or more of the following areas:

●
General and Product Liability.  We provide reinsurance of various third-party liability coverages to both small and large insureds in both commercial and personal lines predominantly on an excess-of-loss basis.  This business includes coverage of commercial, farmowners and homeowners policies as well as third-party liability coverages such as product liability.

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

●
Workers’ Compensation.  We reinsure workers’ compensation on a catastrophic basis as well as on a per-claimant basis.  We may provide full statutory coverage or coverage that is subject to specific carve-outs.  Our exposure to workers’ compensation would generally arise from a single occurrence, such as a factory explosion, or earthquake which involves claims from more than one employer.

●
Casualty Clash. We provide casualty clash reinsurance, which covers losses arising from a single event insured under more than one policy or where there are multiple claimants under one policy.  This type of reinsurance is analogous to property catastrophe reinsurance, but written for casualty lines of business.

●
Automobile Liability. We provide automobile liability reinsurance, which relates to the risks associated with the insured’s vehicle and third-party coverage for the insured’s liability to other parties for injuries, for damage to the insured’s property due to the use of the insured vehicle and coverage for uninsured motorists and medical payments.

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

Based on in-force premiums written by us as of December 31, 2011, the brokers from which we derived the largest portions of our business (with the approximate percentage of business derived from each of such brokers and its affiliates) were: Marsh & McLennan Companies (35.3%), Aon Benfield (35.2%), and Willis Group Holdings (15.3%).  The loss of business relationships with any of these brokers could have a material adverse effect on our business.

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

Loss Limits

Reinsurance contracts generally contain limits that restrict the amount that we may be required to pay in the event of a loss.  These limits may apply on a per risk, per occurrence, or aggregate basis.  Contracts with per risk limits include a limit on our liability for each underlying insured, for each occurrence.  If multiple underlying insureds are affected by a single event, our total limit of liability, without any other mitigating contractual terms, would be the sum of the per risk limits for all the underlying insureds affected by the event up to the occurrence or aggregate limits.  Per occurrence limits restrict our liability to a certain amount for each event, regardless of the number of underlying insureds involved.  If multiple events occur in a single reinsurance policy period, our total limit of liability, without any other mitigating contractual terms, would be the sum of the occurrence limits for all events within the policy term.  Aggregate limits provide us with a maximum amount for which we are liable, in total, for all underlying risks and all occurrences combined within the coverage period.

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

In respect of our property catastrophe exposure, we seek to limit our estimated probable maximum loss to a specific level for severe catastrophic events.  We currently expect to limit the probable maximum pre-tax loss for 2012 to no more than 22.5% of total capital for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we may change this threshold at any time.  The estimated probable maximum loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $219.0 million, or 11.3% of total capital, and $396.0 million, or 18.5% of total capital, as of January 1, 2012 and January 1, 2011, respectively.

We also monitor our exposures to accumulating risks for man-made perils impacting coverage such as surety, umbrella liability, directors’ and officers’ liability, trade credit and terrorism.

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

We may also use derivative instruments to reduce our exposure to catastrophe losses as an alternative to traditional retrocession.  We either trade derivatives on recognized exchanges or require collateral to enhance the financial security of the derivative counterparty.  We may also use derivative instruments to reduce our exposure to other types of underwriting exposures, such as on our crop portfolio.

Claims Administration

Our claims personnel administer claims arising from our reinsurance contracts, including validating and monitoring claims, posting case reserves and approving payments.  Authority for establishing reserves and payment of claims is based upon the level and experience of claims personnel.

Our claims personnel, or consultants engaged by us, conduct periodic audits of specific claims and the overall claims procedures of our ceding companies at their offices.  We rely on our ability to effectively monitor the claims handling and claims reserving practices of ceding companies in order to help establish the reinsurance premium for reinsurance contracts and to estimate our liability for unpaid losses and loss adjustment expenses.  Moreover, prior to accepting or renewing certain risks, our underwriters may request that our claims personnel conduct pre-underwriting claims audits of ceding companies.

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

The following table sets forth the changes in our liability for unpaid losses and LAE for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	2011	2010	2009
Net unpaid losses and LAE as of January 1,	$2,208,466	$2,335,008	$2,452,045
Net incurred losses and LAE related to:
Current year	905,595	625,250	579,304
Prior years	(100,158)	(157,830)	(100,962)
Net incurred losses and LAE	805,437	467,420	478,342
Net paid losses and LAE related to:
Current year	155,534	96,245	67,693
Prior years	477,755	497,968	539,517
Net paid losses and LAE	633,289	594,213	607,210
Net effects of foreign currency exchange rate changes	5,045	251	11,831
Net unpaid losses and LAE as of December 31,	2,385,659	2,208,466	2,335,008
Reinsurance recoverable on unpaid losses and LAE	3,955	8,912	14,328
Gross unpaid losses and LAE as of December 31,	$2,389,614	$2,217,378	$2,349,336

The following table sets forth the components of net incurred losses and LAE related to prior years for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	2011	2010	2009
Net favorable loss development	$(112,984)	$(158,939)	$(100,793)
Effect of changes in premium estimates	10,857	14,331	(169)
Change in unallocated loss adjustment expense reserves	1,969	(13,222)	-
Net incurred losses and LAE - prior years	$(100,158)	$(157,830)	$(100,962)

Net favorable loss development was primarily the result of favorable adjustments in ultimate loss ratios.  Prior years’ incurred losses and LAE included losses associated with changes in premium estimates and the patterns of their earnings.  The effect on net income of changes in premium estimates, after considering corresponding changes in related losses, LAE and acquisition expenses, was not significant.  During the year ended December 31, 2010, a review of our administrative expenses of managing claims resulted in a $13.2 million reduction of unallocated loss adjustment expense (“ULAE”) reserves.

The net favorable loss development for the year ended December 31, 2011 emerged primarily from the Property and Marine and Casualty segments.  The Property and Marine segment had $41.4 million of net favorable loss development, including $19.4 million of net favorable loss development related to major catastrophe events, primarily from 2010 events, and an additional $22.0 million of net favorable loss development unrelated to major catastrophe events.  The Casualty segment had $59.4 million of net favorable loss development, of which $52.7 million was attributable to the long-tailed casualty classes.  The majority of the long-tailed casualty net favorable loss development was attributable to the 2007 and prior underwriting years of the claims made, casualty occurrence excess-of-loss and umbrella classes, partially offset by net unfavorable loss development in the international casualty class in the 2008 and 2010 underwriting years.  The Finite Risk segment experienced net favorable loss development of $12.1 million, which was partially offset by $8.2 million of additional profit commissions on these contracts.

The net favorable loss development for the year ended December 31, 2010 emerged primarily from the Property and Marine and Casualty segments.  The Property and Marine segment had $36.9 million of net favorable loss development, including $53.0 million of net favorable loss development unrelated to major catastrophe events and net unfavorable loss development of $16.2 million related to major catastrophe events, primarily Hurricane Ike.  The Casualty segment had $113.3 million of net favorable loss development, of which $96.4 million was attributable to the long-tailed casualty classes in the 2006 and prior underwriting years.  The majority of the long-tailed casualty net favorable loss development was attributable to the claims made, casualty occurrence excess-of-loss, clash and umbrella classes, partially offset by net unfavorable loss development in the international casualty class in the 2008 underwriting year.  The Finite Risk segment experienced net favorable loss development of $8.8 million, which was substantially offset by adjustments relating to profit commissions on these contracts.

The net favorable loss development for the year ended December 31, 2009 emerged primarily from the Property and Marine and Casualty segments and was unrelated to major catastrophe events.  The Property and Marine segment had $14.3 million of net favorable loss development, including $17.7 million of net favorable loss development unrelated to major catastrophe events and net unfavorable loss development of $3.5 million related to major catastrophe events.  The Casualty segment had $73.6 million of net favorable loss development, of which $68.2 million was attributable to the long-tailed casualty classes.  The majority of the long-tailed casualty net favorable loss development was attributable to the umbrella, claims made and casualty occurrence excess-of-loss classes.  The Finite Risk segment experienced net favorable loss development of $12.9 million, which was substantially offset by adjustments relating to profit commissions on these contracts.

The net favorable loss development for the years ended December 31, 2011, 2010 and 2009 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected, and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses.  For additional discussion on changes in loss experience see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates-Variability of Outcomes,” in this Form 10-K.

The table below shows the development of the liability for net unpaid losses and LAE from December 31, 2002, the end of the first period of our operations, through December 31, 2011.  The top line of the table shows the liability for unpaid losses and LAE, net of unpaid retrocessional reinsurance recoverable, at the balance sheet date for each of the indicated years.  This represents our estimate of our gross and net liability for losses and LAE arising in all prior years that are unpaid at the balance sheet date, including our estimate of the cost of claims incurred but not yet reported, generally referred to as “IBNR.”  We re-estimate the liability to reflect additional information regarding claims incurred prior to the end of each year.  Changes in our estimate of our liability for unpaid losses and LAE recorded at the end of the prior year are reflected in the consolidated statement of operations of the year during which the liabilities are re-estimated and result in a redundancy or deficiency of our unpaid losses and LAE.  A cumulative redundancy or deficiency reflects the cumulative difference between the original estimate of our liability for unpaid losses and LAE and the current re-estimated liability.

The table also shows the cumulative amounts paid as of successive years with respect to that liability.  Unpaid losses and LAE denominated in foreign currencies are restated at the foreign exchange rates in effect as of December 31, 2011 and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy.  Each amount in the table includes the effects of all changes in amounts for the prior years.

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

Development of Loss and LAE Reserves
($ in thousands)

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Net unpaid losses and LAE as of December 31,	$281,659	$731,918	$1,379,227	$2,268,655	$2,326,227	$2,342,185	$2,452,045	$2,335,008	$2,208,466	$2,385,659
Net unpaid losses and LAE re-estimated as of:
One year later	224,693	649,902	1,306,708	2,215,635	2,235,849	2,182,249	2,351,083	2,177,178	2,108,308
Two years later	194,422	604,891	1,277,627	2,149,153	2,129,932	2,076,330	2,217,451	2,075,876
Three years later	176,884	603,293	1,254,213	2,072,604	2,032,074	1,931,064	2,124,700
Four years later	175,683	601,719	1,210,091	1,999,484	1,924,117	1,848,172
Five years later	173,546	589,028	1,170,602	1,934,784	1,868,036
Six years later	173,601	586,747	1,131,404	1,900,762
Seven years later	180,929	571,473	1,112,460
Eight years later	179,335	565,208
Nine years later	177,855

Net cumulative redundancy	103,804	166,710	266,767	367,893	458,191	494,013	327,346	259,132	100,158
Adjustment for foreign currency exchange	13,755	4,526	(10,399)	3,550	(1,084)	(4,466)	1,286	(2,161)	595
Cumulative redundancy excluding foreign currency exchange	117,559	171,236	256,368	371,443	457,107	489,547	328,632	256,971	100,753

Net cumulative paid losses and LAE as of:
One year later	41,709	205,889	388,700	624,006	577,739	433,961	539,514	497,968	477,758
Two years later	62,604	265,376	536,351	1,065,607	873,487	725,689	877,863	778,838
Three years later	73,908	320,399	696,809	1,285,151	1,096,071	952,980	1,112,639
Four years later	90,982	373,081	799,763	1,440,075	1,265,463	1,102,726
Five years later	107,425	416,902	869,188	1,550,747	1,364,615
Six years later	125,264	456,040	912,442	1,612,831
Seven years later	146,278	476,506	944,286
Eight years later	152,462	492,013
Nine years later	158,587

Gross liability-end of year	281,659	736,934	1,380,955	2,323,990	2,368,482	2,361,038	2,463,506	2,349,336	2,217,378	2,389,614
Reinsurance recoverable on unpaid losses and LAE	-	5,016	1,728	55,335	42,255	18,853	11,461	14,328	8,912	3,955
Net liability-end of year	$281,659	$731,918	$1,379,227	$2,268,655	$2,326,227	$2,342,185	$2,452,045	$2,335,008	$2,208,466	$2,385,659

Gross liability-re-estimated	$177,855	$570,190	$1,115,666	$1,963,267	$1,923,470	$1,866,653	$2,138,463	$2,092,712	$2,117,787
Gross cumulative redundancy	$103,804	$166,744	$265,289	$360,723	$445,012	$494,384	$325,044	$256,624	$99,591

Investments

As of December 31, 2011, our investments and cash and cash equivalents totaled $4.2 billion, consisting of $2.8 billion of fixed maturity securities, $588.8 million of short-term investments and $792.5 million of cash and cash equivalents.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”, in this Form 10-K for additional discussion and disclosures on our investment and cash position.

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

Our investment guidelines contain limits on the portion of our investment portfolio that may be invested in various investment classes and in the securities of any single issue or issuer, with the exception of U.S. Government securities or securities guaranteed by the U.S. Government. We review our investment guidelines periodically and from time to time may adjust accordingly.

Our investments are subject to market risks.  The principal risks that influence the fair value of our investment portfolio are interest rate risk, credit risk, liquidity risk and foreign currency exchange rate risk.  See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, in this Form 10-K.

The following table summarizes the fair value of our investments and cash and cash equivalents as of December 31, 2011 and 2010 ($ in thousands):

	December 31,
	2011	2010
U.S. Government	$5,083	$391,303
U.S. Government agencies	100,259	116,450
Municipal bonds	1,660,760	1,537,432
Non-U.S. governments	196,392	216,395
Corporate bonds	349,548	366,968
Commercial mortgage-backed securities	204,609	203,313
Residential mortgage-backed securities	251,627	166,458
Asset-backed securities	20,422	23,568
Insurance-linked securities	-	26,086
Total fixed maturity securities	$2,788,700	$3,047,973
Short-term investments	588,834	176,648
Total investments	$3,377,534	$3,224,621
Cash and cash equivalents	792,510	987,877
Total investments and cash and cash equivalents	$4,170,044	$4,212,498

U.S. Government agencies consist of securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation.  Non-U.S. governments consist primarily of securities issued by governments and financial institutions that are explicitly guaranteed by the respective government.

As of December 31, 2011 and 2010, our portfolio of fixed maturity securities and short-term investments had a dollar weighted average rating of Aa2, primarily measured by Moody’s Investors Service (“Moody’s”).  If a particular security did not have a Moody's rating, then a rating from S&P was generally converted to a Moody's equivalent rating.

The following table summarizes the fair values of our fixed maturity securities and short-term investments as of December 31, 2011 and 2010 by credit quality ($ in thousands):

	December 31,
	2011		2010
	Fair Value	% of Total	Fair Value	% of Total
Credit Quality
Aaa	$1,504,876	44.6%	$1,395,880	43.3%
Aa	1,037,257	30.7%	1,033,317	32.0%
A	556,439	16.5%	470,525	14.6%
Baa	206,978	6.1%	225,928	7.0%
Below Baa	71,984	2.1%	98,971	3.1%
Total	$3,377,534	100.0%	$3,224,621	100.0%

As of December 31, 2011, there were approximately $20.5 million of municipal bonds whose ratings of "Aa" included the benefit of guarantees from third-party insurers that would otherwise be rated as "A" without the existence of such guarantees.

We consider the estimated duration of our reinsurance and other contractual liabilities when establishing the target duration of our investment portfolio.  Our aggregate cash and cash equivalents and invested assets, including accrued investment income and net balances due to and from brokers, had a duration of 3.6 years and 4.1 years as of December 31, 2011 and 2010, respectively.

Valuation

The investment valuation process requires significant judgment and involves analyzing factors specific to each security.  When determining the fair value of a security we generally obtain prices from several sources and establish a hierarchy based on the reliability of information.  The determination of whether unrealized losses represent temporary changes in fair value or were the result of other-than-temporary impairments also involves significant judgment.  See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Valuation of Investments”, in this Form 10-K.

Competition

The property and casualty reinsurance industry is highly competitive.  Some of our competitors are large financial institutions that have reinsurance operations, while others are specialty reinsurance companies.  Many of our competitors have greater financial, marketing and management resources than we do.  We compete with reinsurers worldwide on the basis of many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be underwritten.

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

Financial Strength Ratings

Insurer financial strength ratings are current opinions of rating agencies of the financial strength of an insurance organization with respect to its ability to meet obligations under its insurance policies and contracts.  Financial strength ratings are used by ceding companies and reinsurance intermediaries to aid in assessing the financial strength and quality of reinsurers, and thus are an important factor in evaluating and establishing their competitive positions.  A.M. Best and S&P are generally considered to be significant rating agencies for the evaluation of insurance and reinsurance companies.  A.M. Best and S&P ratings are based on a quantitative and qualitative evaluation of performance with respect to capitalization, operating results, business position, financial flexibility, liquidity and enterprise risk management.

A.M. Best has assigned a financial strength rating of “A” (Excellent) with a stable outlook to each of our reinsurance subsidiaries.  This rating is the third highest of sixteen rating levels.  According to A.M. Best, a rating of “A” indicates A.M. Best’s opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.  S&P has assigned a financial strength rating of “A-” (Strong) with a stable outlook to each of our reinsurance subsidiaries.  This rating is the seventh highest of twenty-two levels.  According to S&P, a rating of   “A-” indicates S&P’s opinion that an insurer has strong capacity to meet financial commitments, but is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligors in higher-rated categories.  These ratings are subject to periodic review by A.M. Best and S&P and may be revised downward or revoked at the sole discretion of A.M. Best or S&P.  A.M. Best and S&P may increase their scrutiny of rated companies, revise their rating standards or take other action that could lead to changes in our ratings. If A.M. Best or S&P revise their rating standards associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.

Employees

As of December 31, 2011, we employed 125 people.

Regulation

The business of reinsurance is regulated in most countries and by most states in the United States, although the degree and type of regulation varies significantly from one jurisdiction to another.  Reinsurers are generally subject to less direct regulation than primary insurers.  Reinsurers licensed in the United States and Bermuda are regulated and must comply with financial supervision standards comparable to those governing primary insurers.  Platinum Bermuda is domiciled in Bermuda and Platinum US is domiciled in Maryland.  Although principally regulated by the regulatory authorities of those jurisdictions, our reinsurance subsidiaries may also be subject to regulation in the jurisdiction of their ceding companies.

Bermuda Regulation

Platinum Holdings and Platinum Bermuda are incorporated in Bermuda.  The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “Authority”) which is responsible for the day-to-day supervision of insurers. Platinum Bermuda is registered as an insurer in Bermuda.

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

An insurer’s registration may be canceled by the Authority on grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the Authority, the insurer has not been carrying on business in accordance with sound insurance principles.  The Insurance Act also imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies.  Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

The Insurance Act distinguishes between long-term business and general business.  Long-term business consists of life, annuity, accident and disability contracts in effect for not less than five years and certain other types of contracts.  General business is any insurance business that is not long-term business.  There are six classifications of insurers carrying on general business, with Class 4 insurers being very large commercial underwriters.  Platinum Bermuda is registered as a Class 4 insurer and is regulated as such under the Insurance Act.

Principal Representative and Principal Office.  Platinum Bermuda is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.  For the purpose of the Insurance Act, the principal office of Platinum Bermuda is at our principal executive offices in Bermuda.  Without a reason acceptable to the Authority, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days notice in writing is given to the Authority of the intention to do so.  It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to immediately notify the Authority and to make a report in writing to the Authority within 14 days setting out all the particulars of the case that are available to the principal representative.  Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the Authority relating to a solvency margin or liquidity or other ratio, a significant loss likely to cause the insurer to fail to comply with its enhanced capital requirement (discussed below) and the occurrence of a material change (as such term is defined under the Insurance Act) in its business operations.

Where there has been a significant loss that is reasonably likely to cause the insurer to fail to comply with its enhanced capital requirement, the principal representative must also furnish the Authority with a capital and solvency return reflecting an enhanced capital requirement prepared using post-loss data within 45 days.  Furthermore, where a notification has been made to the Authority regarding a material change, the principal representative has 30 days from the date of such notification to furnish the Authority with unaudited interim statutory financial statements in relation to such period as the Authority may require, together with a general business solvency certificate in respect of those statements.

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

Loss Reserve Specialist.  Platinum Bermuda is required to submit an opinion of its approved loss reserve specialist relating to general business with its statutory financial return in respect of its loss and loss expense provisions.  The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the Authority.

Annual Financial Statements.  Platinum Bermuda must prepare and submit, on an annual basis, GAAP financial statements and statutory financial statements.  The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto).  The statutory financial statements include information and analysis regarding premiums, claims, reinsurance and investments of the insurer.  Platinum Bermuda is required to file with the Authority the annual GAAP financial statements and statutory financial statements within four months from the end of the relevant financial year (unless specifically extended).  The statutory financial statements do not form part of the public records maintained by the Authority but the GAAP financial statements are available for public inspection.

Annual Statutory Financial Return and Annual Capital and Solvency Return.  Each year, Platinum Bermuda is required to file with the Authority a statutory financial return within four months of the financial year end (unless specifically extended).

The statutory financial return for an insurer registered as a Class 4 general business insurer includes, among other things, a report of the approved independent auditor on the statutory financial statements of such insurer, a general business solvency certificate, the statutory financial statements relating to the general business and the opinion of the loss reserve specialist.

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

In addition, each year Platinum Bermuda is required to file with the Authority a capital and solvency return within four months of the financial year end (unless specifically extended).  The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model, a schedule of fixed income investments by rating category, a schedule of net loss and loss expense provision by line of business, a schedule of premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer’s solvency self assessment (“CISSA”), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital.  The capital and solvency return is not available for public inspection.

Minimum Liquidity Ratio.  The Insurance Act provides a minimum liquidity ratio for general business insurers.  An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.  Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable.  There are certain categories of assets which, unless specifically permitted by the Authority, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.  The relevant liabilities are total general business insurance reserves and total other liabilities less the aggregate of deferred income tax, sundry liabilities (by interpretation, those not specifically defined) and letters of credit, guarantees and other instruments.

Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions.  Platinum Bermuda must at all times maintain a minimum solvency margin and an enhanced capital requirement in accordance with the provisions of the Insurance Act.

The Insurance Act provides that the value of the statutory assets of an insurer must exceed the value of its statutory liabilities by an amount greater than its prescribed minimum solvency margin. As a Class 4 insurer, Platinum Bermuda is required to maintain a minimum solvency margin equal to the greater of (A) $100 million, (B) 50% of net premiums written (being gross premiums written less any premiums ceded by Platinum Bermuda but Platinum Bermuda may not deduct more than 25% of gross premiums when computing net premiums written), and (C) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves.

As a Class 4 insurer, Platinum Bermuda is required to maintain available statutory capital and surplus in an amount that is equal to or exceeds the target capital levels based on enhanced capital requirements (“ECR”) calculated using the BSCR model. The Authority has provided for the use of pre-approved internally developed company models in lieu of the standardized BSCR.  The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer’s business. The BSCR formulae establish capital requirements for eight categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.

While not specifically referred to in the Insurance Act, the Authority has also established a target capital level (“TCL”) for each Class 4 insurer equal to 120% of its ECR. While a Class 4 insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the Authority and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.

The BSCR imposes capital requirements on Platinum Bermuda and adds an additional constraint on the amount of dividends that Platinum Bermuda is able to pay without regulatory approval.

The Insurance Act mandates certain actions and filings with the Authority if Platinum Bermuda fails to meet and maintain its ECR or solvency margin, including the filing of a written report detailing the circumstances giving rise to the failure and the manner and time within which the insurer intends to rectify the failure.  Platinum Bermuda is prohibited from declaring or paying a dividend if it is in breach of its ECR, solvency margin or minimum liquidity ratio or if the declaration or payment of such dividend would cause such breach.  Where Platinum Bermuda fails to meet its solvency margin or minimum liquidity ratio on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Authority.  Further, Platinum Bermuda, as a Class 4 insurer, is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least seven days before payment of such dividends) with the Authority an affidavit stating that it will continue to meet its solvency margin and minimum liquidity ratio.  Platinum Bermuda must obtain the Authority’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s statutory financial statements.  These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to those under the Companies Act 1981, which apply to all Bermuda companies.

All Bermuda companies must comply with the provisions of the Companies Act 1981 regulating the payment of dividends and making distributions from contributed surplus.  A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that:  (a) the company is, or would after the payment be, unable to pay its liabilities as they become due or (b) the realizable value of the company’s assets would thereby be less than its liabilities.

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

If it appears to the Authority that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the Authority may, among other things, direct the insurer (i) not to take on any new insurance business; (ii) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities; (iii) not to make certain investments; (iv) to realize certain investments; (v) to maintain, or transfer to the custody of a specified bank, certain assets; (vi) not to declare or pay any dividends or other distributions or to restrict the making of such payments; (vii) to limit its premium income; (viii) not to enter into any specified transaction with any specified persons or persons of a specified class; (ix) to provide such written particulars relating to the financial circumstances of the insurer as the Authority thinks fit; (x) to obtain the opinion of a loss reserve specialist and to submit it to the Authority and (xi) to remove a controller or officer.

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

Group Supervision.  The Authority may, in respect of an insurance group, determine whether it is appropriate for it to be the group supervisor of that group. For purposes of the Insurance Act, an insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business.  The Authority has determined that it will act as the group supervisor of the Platinum group of companies (the “Platinum Group”) and has designated Platinum Bermuda as the designated insurer.

As group supervisor, the Authority performs a number of supervisory functions including (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group  transactions and good governance procedures; (iv) planning and coordinating, through regular meetings (to be held at least annually) with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors in order to facilitate the carrying out of the functions described above.

In carrying out its functions, the Authority may make rules for (i) assessing the financial situation and the solvency position of the insurance group and/or its members; and (ii) to regulate intra-group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.

Certain specified entities may be excluded from group supervision on the application of the designated insurer, or on the Authority’s initiative. Companies may be excluded where (i) the company is situated in a country or territory where there are legal impediments to co-operation and information exchange; (ii) the company’s financial operations would have a negligible impact on the operations of the insurance group; or (iii) inclusion of the company would be inappropriate with respect to the objectives of group supervision.

The Authority may withdraw from acting as group supervisor voluntarily following the request of a competent authority from an equivalent jurisdiction, or on the application of a designated insurer. For the purposes of the Insurance Act, a competent authority is a national authority that is legally empowered to supervise insurers and an equivalent jurisdiction is one possessing supervisory standards deemed equivalent by the Authority to those under the Act.

Group Solvency and Group Supervision Rules.  The Insurance (Group Supervision) Rules 2011 and the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011 (together, “Group Rules”), summarized below, apply whenever the Authority has been designated as group supervisor.

Group Financial Statements. The Platinum Group must prepare and submit, on an annual basis, audited Group GAAP financial statements (as defined below) and group statutory financial statements.

The Group Rules prescribe the rules pertaining to the preparation and substance of the group statutory financial statements (which include, in statutory form, a group balance sheet, a group income statement, a group statement of capital and surplus, and notes thereto). Platinum Bermuda is required to file the group statutory financial statements with the Authority within five months of the end of the financial year (unless specifically extended).

In addition, the Platinum Group must prepare in each consolidated financial year financial statements which have been prepared under generally accepted accounting principles or international financial reporting standards (“Group GAAP financial statements”). The Group GAAP financial statements must be audited annually by the group’s approved auditor who must prepare an auditor’s report in accordance with generally accepted auditing standards. Platinum Bermuda is required to file with the Authority annually the audited Group GAAP financial statements within five months of the end of the financial year (unless specifically extended). The Group GAAP financial statements are available for public inspection.

Group Statutory Financial Return and Annual Capital and Solvency Return. The Platinum Group is required to prepare an annual group statutory financial return which must be submitted to the Authority by the designated insurer within five months of the financial year end (unless specifically extended).

The statutory financial return shall include, among other matters, an insurance group business solvency certificate, the opinion of a group actuary, particulars of ceded reinsurance comprising the top ten unaffiliated reinsurers for which the group has the highest recoverable balances, a list of non-insurance financial regulated entities owned by the group and summary details of all adjustments applied to the group financial statements in the form of a reconciliation of amounts reported as total assets, total liabilities, net income and total statutory capital and surplus. The group statutory financial return is not available for public inspection.

The Platinum Group must also prepare and submit a group capital and solvency return which comprises the group BSCR model or an approved group internal capital model, along with the returns prescribed in the applicable schedules to the Group Rules.  The group capital and solvency return is submitted by Platinum Bermuda on behalf of the group and, commencing with the 2013 filing, must include a declaration signed by one director and the chief executive and chief risk officers of the Platinum Group declaring that the return fairly represents the financial condition of the Platinum Group in all material respects.  The group capital and solvency return is not available for public inspection.

The Group Rules also require that the Platinum Group prepare and file quarterly financial returns no later than end of the months of May for the first quarter, August for the second quarter and November for the third quarter. The quarterly financial returns consist of (i) quarterly unaudited group financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months) and (ii) a list and details of material intra-group transactions and risk concentrations, which would also include, among other things, details surrounding reinsurance and retrocession arrangements and the proportion of the group’s exposure covered by internal reinsurance and other risk transfer arrangements.  The group quarterly financial return is not available for public inspection.

Fit and Proper Controllers. The Authority maintains supervision over the controllers of all registered insurers in Bermuda.

A controller includes (i) the managing director of Platinum Bermuda or Platinum Holdings; (ii) the chief executive of Platinum Bermuda or Platinum Holdings; (iii) a 10%, 20%, 33% or 50% shareholder controller; and, (iv) any person in accordance with whose directions or instructions the directors of Platinum Bermuda or Platinum Holdings are accustomed to act.

The definition of shareholder controller is set out in the Insurance Act but generally refers to (i) a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company; or (ii) a person who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company; or (iii) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting.

A shareholder controller that owns 10% or more but less than 20% of the shares as described above is defined as a 10% shareholder controller.

A shareholder controller that owns 20% or more but less than 33% of the shares as described above is defined as a 20% shareholder controller.

A shareholder controller that owns 33% or more but less than 50% of the shares as described above is defined as a 33% shareholder controller.

A shareholder controller that owns 50% or more of the shares as described above is defined as a 50% shareholder controller.

Where the shares of the shareholder of a registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, and such person becomes a 10%, 20%, 33% or 50% shareholder controller of the insurer, that person shall, within 45 days, notify the Authority in writing that he has become such a controller.

The Authority may file a notice of objection to any person who has become a controller of any description where it appears that such person is, or is no longer, a fit and proper person to be a controller of the registered insurer. Before issuing a notice of objection, the Authority is required to serve upon the person concerned a preliminary written notice stating the Authority’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the Authority which shall be taken into account by the Authority in making its final determination. Any person who continues to be a controller of any description after having received a notice of objection shall be guilty of an offense and shall be liable on summary conviction to a fine of $25,000 (and a continuing fine of $500 per day for each day that the offense is continuing) or, if convicted on indictment, to a fine of $100,000 and/or 2 years in prison.

Notification of Material Changes.  Platinum Bermuda, as a registered insurer is required to give notice to the Authority of its intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in non-insurance business and activities related thereto where such business is not ancillary to its insurance business; and (iv) engaging in unrelated business that is retail business.  Platinum Bermuda as the designated insurer shall be required to give notice to the Authority if any member of the Platinum Group intends to give effect to any material change as defined in paragraphs (ii), (iii) and (iv) above.

No registered insurer shall take any steps to give effect to a material change, and no designated insurer shall, subject to the immediately following paragraph, permit any member of its group to take steps to give effect to a material change, unless it has first served notice on the Authority that it intends to effect such material change and before the end of 14 days either the Authority has notified such company in writing that it has no objection to such change or that period has lapsed without the Authority having issued a notice of objection.

A designated insurer shall not be required to serve notice of a material change if the member of the group in question is regulated by a competent authority in an equivalent jurisdiction and has within 90 days of the event filed written notice of the material change with the Authority.

Before issuing a notice of objection, the Authority is required to serve upon the person concerned a preliminary written notice stating the Authority’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the Authority which shall be taken into account by the Authority in making its final determination.

Any insurer or designated insurer who fails to give the required notice or who effects a material change, or allows such material change to be effected, before the prescribed period has elapsed or after having received a notice of objection shall be guilty of an offense. The insurer shall be liable to a fine of $50,000 on summary conviction or $100,000 if convicted on indictment. A designated insurer that is guilty of an offense shall not be liable to criminal proceedings nor be liable to penalties but shall be subject to directions under the Insurance Act.

Notification by Registered Person and Designated Insurers of Change of Controllers and Officers.  Platinum Bermuda, as a registered insurer and as the designated insurer in respect of the Platinum Group, is required to give written notice to the Authority of the fact that a person has become, or ceased to be, a controller or officer of Platinum Bermuda or of Platinum Holdings, as the case may be, within 45 days of becoming aware of such fact. An officer in relation to Platinum Bermuda or Platinum Holdings means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

Any registered insurer that fails to provide a list as required within the prescribed time is guilty of an offense under the Insurance Act and shall be liable on summary conviction to a fine of $50,000; except that a designated insurer who is guilty of such offense shall neither be liable to criminal proceedings nor any penalties but may be subject to directions issued by the Authority.

Certain Other Bermuda Law Considerations.  All Bermuda “exempted companies” are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians.  However,  exempted companies may not participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda except that required for their business and held by way of lease or tenancy for terms of not more than 50 years or, with the consent of the Minister of Finance, land which is used to provide accommodation or recreational facilities for officers and employees of the Company for a term not exceeding 21 years; (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister of Finance; (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities or; (iv) the carrying on of business of any kind in Bermuda, except in furtherance of our business carried on outside Bermuda or under license granted by the Minister of Finance.  Generally, it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda although the reinsurance of risks undertaken by any company incorporated in Bermuda and authorized to engage in insurance and reinsurance business is permitted.

Although Platinum Holdings and Platinum Bermuda are organized, registered and domiciled in Bermuda, they are classified as a non-resident of Bermuda for exchange control purposes by the Authority.  Pursuant to their non-resident status, Platinum Holdings and Platinum Bermuda may hold any currency (other than Bermuda dollars) and convert that currency into any other currency (other than Bermuda dollars) without restriction.  Platinum Holdings and Platinum Bermuda are permitted to hold Bermuda dollars to the extent necessary to pay their expenses in Bermuda.

The Bermuda government actively encourages foreign investment in “exempted” entities like Platinum Holdings that are based in Bermuda but do not operate in competition with local businesses.  As well as having no restrictions on the degree of foreign ownership, Platinum Holdings and Platinum Bermuda are not currently subject to taxes on income or capital gains and they have received an assurance from the Bermuda Minister of Finance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings and Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 31, 2035.

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

The insurance laws of Maryland prohibit any person from acquiring control of Platinum Holdings, Platinum Regency, Platinum Finance or Platinum US unless that person has filed a notification with specified information with the Commissioner and has obtained the Commissioner’s prior approval.  Under the Maryland statutes, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted.  Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Commissioner will be in violation of these laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities, or to other actions that may be taken by the Commissioner.  In addition, many U.S. state insurance laws require prior notification to state insurance departments of an acquisition of control of a non-domiciliary insurance company doing business in that state.  While these pre-notification statutes do not authorize the state insurance departments to disapprove the acquisition of control, they authorize regulatory action in the affected state if particular conditions exist, such as undue market concentration.  In addition, any transactions that would constitute an acquisition of control of Platinum Holdings, Platinum Regency or Platinum Finance may require prior notification in those states that have adopted pre-acquisition notification laws.  These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of Platinum Holdings (in particular through an unsolicited transaction), even if the shareholders of Platinum Holdings might consider such transaction to be desirable.

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

Under Maryland insurance law, Platinum US must notify the Commissioner within five business days after the declaration of any dividend or distribution, other than an extraordinary dividend or extraordinary distribution, and notify the Commissioner at least ten days’ prior to the payment or distribution thereof.  The Commissioner has the right to prevent payment of such a dividend or such a distribution if the Commissioner determines, in the Commissioner’s discretion, that after the payment thereof, the policyholders’ surplus of Platinum US would be inadequate or could cause Platinum US to be in a hazardous financial condition.  Platinum US must give at least 30 days’ prior notice to the Commissioner before paying an extraordinary dividend or making an extraordinary distribution out of earned surplus.  Extraordinary dividends and extraordinary distributions are dividends or distributions which, together with any other dividends and distributions paid during the immediately preceding twelve-month period, would exceed the lesser of:

(1)	10% of the insurer's statutory policyholders’ surplus (as determined under statutory accounting principles) as of December 31 of the prior year; or

(2)
the insurer's net investment income excluding realized capital gains (as determined under statutory accounting principles) for the twelve-month period ending on December 31 of the prior year and pro rata distributions of any class of the insurer's securities, plus any amounts of net investment income (subject to the foregoing exclusions) in the three calendar years prior to the preceding year which have not been distributed.

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

The ability of a primary insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation.  Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit to its reserves on its statutory basis financial statements for the reinsurance ceded to the reinsurer.  With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed or accredited in the state where the primary insurer is domiciled.  States also generally permit primary insurers to take credit for reinsurance if the reinsurer: (i) is domiciled in a state with a credit for reinsurance law that is substantially similar to the credit for reinsurance law in the primary insurer’s state of domicile, and (ii) meets certain financial requirements.  Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral.  Some states impose requirements that make it difficult to become licensed or accredited as a reinsurer.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which became effective on July 21, 2011, provides that only the state in which a primary insurer is domiciled may regulate the financial statement credit for reinsurance taken by that primary insurer; other states are no longer able to require additional collateral from unauthorized reinsurers or otherwise impose their own credit for reinsurance laws on primary insurers that are only licensed in such other states.

The Dodd-Frank Act also created the Federal Insurance Office (the “FIO”) within the Department of Treasury headed by a Director appointed by the Treasury Secretary.  Under the Dodd-Frank Act, the Treasury Secretary and U.S. Trade Representative are jointly authorized to enter into certain agreements with foreign governments relating to prudential supervision of the business of insurance or reinsurance.  In implementing such agreements, the FIO has the authority to preempt state law if it is determined that the state law is inconsistent with the international agreement and treats a non-U.S. insurer or reinsurer less favorably than a U.S. insurer or reinsurer.  The FIO’s implementation authority over international agreements could potentially result in the preemption of contrary state law, and this authority might be used to affect reinsurance collateral requirements, to the potential benefit of Platinum Bermuda.  It is unknown whether and when any such changes will occur.

In November 2011, the NAIC adopted amendments to its Credit for Reinsurance Model Law and Regulation (the “NAIC Credit for Reinsurance Model Law”) to implement reinsurance collateral reform.  Under the amended NAIC Credit for Reinsurance Model Law, collateral requirements may be reduced for international reinsurers meeting certain criteria as to financial strength and reliability that are domiciled in countries that are found to have strong systems of domestic insurance regulation.  Once a state legislature enacts the amendments to the NAIC Credit for Reinsurance Model Law and the standards become operative in that state, such reinsurers would be eligible to apply for “certified reinsurer” status and reinsurers that become so certified would be permitted to post collateral at reduced levels in that state.  The new collateral levels will apply on a prospective basis only.  Prior to the adoption of the amendments to the NAIC Credit for Reinsurance Model Law, four states (Florida, Indiana, New Jersey and New York) enacted the necessary legislative amendments, building on proposals of the NAIC and the credit for reinsurance provisions in the Dodd-Frank Act.  (Indiana is in the process of developing a regulation with the application requirements, and it is currently accepting applications based on the NAIC Credit for Reinsurance Model Law requirements.)  Nevertheless, any immediate practical effect will be limited, because most states have yet to act, and the changes are not mandatory – any state has the option of retaining a 100% collateralization requirement if it chooses to do so.  It remains to be seen which states will introduce the amendments during their 2012 legislative sessions.  Platinum Bermuda is certified to post reduced collateral in Florida and New York.

In December 2010, the NAIC adopted amendments to the Insurance Holding Company System Regulatory Model Act and Regulation (the “Amended Holding Company Model Act”).  The Amended Holding Company Model Act introduces the concept of “enterprise risk” within an insurance holding company system.  If and when adopted by a particular state, the Amended Holding Company Model Act would impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting the licensed companies from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies.  The Amended Holding Company Model Act must be adopted by the individual states for the new requirements to apply to U.S. domestic insurers and reinsurers, and specifically in Maryland for the changes to apply to Platinum US.  To date, only three states (Rhode Island, Texas and West Virginia) have enacted legislation adopting the Amended Holding Company Model Act.  It is not clear if and when Maryland or other states will adopt these changes; however, the NAIC is seeking to make the amendments part of its accreditation standards for state solvency regulation, which would motivate states to adopt the amendments promptly.

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

Solvency II

The European Union has introduced a new regime for the regulation of the insurance and reinsurance sector known as “Solvency II.”  Solvency II is a principles-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the European Community (“EC”).  Solvency II is currently expected to be fully implemented on January 1, 2014 subject to agreement on implementation legislation.

Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers.  One aspect of Solvency II concerns the treatment of reinsurance obtained by EC insurers from reinsurers headquartered in a country outside the EC, including Bermuda and the United States, where our reinsurance subsidiaries are headquartered.  The issue is whether such reinsurance can be taken into account by the EC insurers for capital purposes in the same way as reinsurance obtained from EC reinsurers, or whether the non-EC reinsurers must instead maintain certain minimum credit ratings or provide collateral to the EC insurers.  The Solvency II directive proposes that EC and non-EC reinsurers shall be treated in the same way provided that the non-EC jurisdiction is found to have a regulatory regime “equivalent” to that of Solvency II in that it provides a similar level of policyholder and beneficiary protection with respect to reinsurance, group solvency and group supervision.  In July 2010, a committee of the European Union recommended that Bermuda be included in the first group of countries (along with Japan and Switzerland) that will be assessed for equivalence with Solvency II by the European Commission.  The European Commission has stated that its decision on third country equivalence is likely to be made in the first half of 2013, based on its current timetable.  Transitional arrangements for eligible countries not included in the first group of equivalence assessments, such as the United States, could be adopted as part of a directive that is yet to be proposed by the European Commission.  A country included in the transitional arrangements potentially would be treated as if it were found to have a regulatory regime “equivalent” to Solvency II.

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

We believe that the computer-based loss and pricing models we use to assess each ceding company’s potential for catastrophe losses is an important part of the underwriting process for catastrophe exposure pricing.  However, these models depend on the quality of the information obtained from our ceding companies and the independent data we obtain from third parties and may prove inadequate for determining the pricing for certain catastrophe exposures.  Our models may not accurately predict changes in weather patterns related to climate change or the impact of these changes.  If climate change causes more severe or frequent weather-related disasters than we anticipate, our losses may exceed our expectations, which could have a material adverse effect on our financial condition and results of operations.  Our models include assumptions with respect to the frequency and severity of various sources of loss, including but not limited to damage vulnerability, location of fault lines, demand surge, liquefaction, and tsunami.  If such factors for actual events differ from our assumptions, our losses may exceed our expectations, which could have a material adverse effect on our financial condition and results of operations.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge.  Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may be difficult to enforce in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum.  These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims.  In some instances, these changes may not become apparent until some time after we have issued reinsurance contracts that are affected by the changes.  As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued.  The effects of unforeseen developments or substantial government intervention could adversely impact our ability to achieve our goals.  Examples of emerging coverage and claims issues include larger settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors’ and officers’ liability insurance and whether the substantial losses from hurricanes, including Hurricanes Katrina and Ike, were the result of storm surge, which is sometimes covered by insurance, or flood, which generally is not covered.

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

A.M. Best has assigned a financial strength rating of “A” (Excellent) with a stable outlook to each of our reinsurance subsidiaries.  This rating is the third highest of sixteen rating levels.  According to A.M. Best, a rating of “A” indicates A.M. Best’s opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.  S&P has assigned a financial strength rating of “A-” (Strong) with a stable outlook to each of our reinsurance subsidiaries.  This rating is the seventh highest of twenty-two levels.  According to S&P, a rating of   “A-” indicates S&P’s opinion that an insurer has strong capacity to meet financial commitments, but is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligors in higher-rated categories.  These ratings are subject to periodic review by A.M. Best and S&P and may be revised downward or revoked at the sole discretion of A.M. Best or S&P.  A.M. Best and S&P may increase their scrutiny of rated companies, revise their rating standards or take other action that could lead to changes in our ratings. If A.M. Best or S&P revise their rating standards associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.

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

Losses from operations, including severe catastrophic events, could cause a material decline in our shareholders’ equity.  We are dependent on our financial strength and ratings, as evaluated by independent rating agencies, to underwrite reinsurance.  A material decline in our existing capital below a level necessary to maintain our ratings may require us to raise additional capital through private financings or the capital markets.  Certain of our contracts provide that a cedant may cancel the contract if there is a decline in our capital below specified levels.  To the extent that our existing capital is insufficient to fund our future operating requirements, we may need to raise additional funds through financings or limit our growth.  Any equity or debt financing, if available at all, may be on terms that are unfavorable to us.  Equity financings could result in dilution to our shareholders.  We may issue securities that have rights, preferences and privileges that are senior to those of our outstanding securities.  If we are not able to obtain adequate capital, our business, results of operations, financial condition and financial strength and credit ratings could be adversely affected.

We have exposure to credit loss from counterparties in the normal course of business.

We may from time to time collateralize our obligations under our various reinsurance contracts by delivering letters of credit to the ceding company, depositing assets into trust for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract.  We have entered into reinsurance contracts with several ceding companies that require us to provide varying levels of collateral for our obligations under certain circumstances, including when our obligations to these ceding companies exceed negotiated amounts.  These amounts may vary depending on our rating from A.M. Best, S&P or other rating agencies and the level of statutory equity of our reinsurance subsidiaries.  The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of unpaid losses made by the ceding company.  Since we may be required to provide collateral based on the ceding company’s estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.  It is also unclear what, if any, the impact would be in the event of the liquidation of a ceding company with which we have a collateral arrangement.

Reinsurance premiums receivable from ceding companies are subject to credit risk.  To mitigate credit risk related to reinsurance premiums receivable, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing us to settle claims net of any such reinsurance premiums receivable.

We also have credit exposure with respect to retrocessionaires and certain derivative counterparties.  Our retrocessionaires and counterparties to our derivative contracts may be affected by economic events which could adversely affect their ability to meet their obligations to us.

The availability and cost of security arrangements for reinsurance transactions may materially impact our ability to provide reinsurance from Bermuda to insurers domiciled in the United States.

Platinum Bermuda is not licensed, approved or accredited as a reinsurer in any state in the United States and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid liabilities in a form acceptable to applicable state insurance commissioners.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.  We have the ability to issue up to $300.0 million in letters of credit under a three-year syndicated credit facility that consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  We also have the ability to increase the lender commitments by up to $150.0 million subject to the participation of lenders.  Our reinsurance subsidiaries entered into a letter of credit facility in the maximum aggregate amount of $100.0 million that expires on December 31, 2013.  Under the terms of the letter of credit facility, up to $100.0 million is available for the issuance of letters of credit to support reinsurance obligations of our reinsurance subsidiaries. We also have the ability to request a supplemental letter of credit facility for up to $150.0 million subject to agreement with the lender. If these credit facilities are not sufficient or if our lenders fail to perform or if we are unable to renew them or to arrange for other types of security on commercially acceptable terms, Platinum Bermuda’s ability to provide reinsurance to U.S. based clients may be severely limited.

The property and casualty reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable pricing.

Historically, property and casualty reinsurers have experienced significant fluctuations in operating results.  Demand for reinsurance is influenced significantly by underwriting results of primary insurers and prevailing general economic and market conditions, all of which affect ceding companies’ decisions as to the amount or portion of risk that they retain for their own accounts and consequently reinsurance premium rates.  The supply of reinsurance is related to prevailing prices, the levels of insured losses and levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry and general economic and market conditions.  As a result, the property and casualty reinsurance business historically has been a cyclical industry, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity have permitted favorable pricing.  We can expect to experience the effects of such cyclicality.

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

Traditional as well as new capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivative instruments such as swaps) that may compete with certain types of reinsurance, such as property catastrophe.  Over time, these numerous initiatives could significantly affect supply, pricing and competition in our industry and partially displace our traditional reinsurance products.

We could face losses from terrorism, political unrest and war.

We have exposure to losses resulting from acts of terrorism, political unrest and acts of war.  It is difficult to predict the occurrence of these events or to estimate the amount of loss an occurrence will generate.  Accordingly, it is possible that actual losses from such an event will exceed our probable maximum loss estimate.  We closely monitor the amount and types of coverage that we provide for terrorism risk under reinsurance treaties.  If we think we can reasonably evaluate the risk of loss and charge an appropriate premium for such risk we will write some terrorism exposure on a stand-alone basis.  Otherwise, we generally seek to exclude terrorism from non-terrorism treaties.  If we cannot exclude terrorism, we will evaluate the risk of loss and attempt to charge an appropriate premium for such risk.  Even in cases where we have deliberately sought to exclude coverage, we may not be able to completely eliminate our exposure to terrorist acts.  Thus, it is possible that these acts will have a material adverse effect on us.

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

The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to premiums written and earned, insurance and other reserves, reinsurance recoverable, investment valuations, bad debt, income taxes, contingencies and litigation.  We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We utilize actuarial models as well as historical insurance industry loss development patterns to establish our initial loss reserves.  Over time, other common reserving methodologies have begun to be employed. Actual claims and claim expenses paid may deviate, perhaps materially, from the reserve estimates reflected in our financial statements.

The covenants in our debt and credit facilities limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

We have incurred indebtedness, and may incur additional indebtedness in the future.  Our indebtedness primarily consists of publicly traded notes and credit facilities consisting of letter of credit and revolving credit facilities.  For more details on our indebtedness, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity,” in this Form 10-K.

Our credit facilities contain covenants that limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate.  The credit facilities also require us to maintain specific financial ratios.  If we fail to comply with these covenants or meet these financial ratios, the lenders under our credit facilities could declare a default and demand immediate repayment of all amounts owed to them, cancel their commitments to lend or issue letters of credit, or both, and require us to pledge additional or a different type of collateral.

We could be adversely affected by the loss of one or more key executives, by an inability to retain or replace qualified senior management or by an inability to renew the Bermuda work permits of any of our key executives or other key personnel.

Our success depends on our ability to retain the services of key executives and to attract and retain additional qualified personnel in the future.  Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without the specific permission of the appropriate governmental authority.  None of our executive officers is a Bermudian, and all such officers employed in Bermuda, including our Chief Executive Officer, Chief Financial Officer and the Chief Executive Officer of Platinum Bermuda, are employed pursuant to work permits granted by Bermuda authorities.  These permits expire at various times during the next several years.  The Bermuda government limits the term of work permits to six years, subject to certain exceptions for key employees.  The loss of the services of our key executives or the inability to hire and retain other highly qualified personnel in the future, including as a result of our inability to renew the Bermudian work permits of such individuals, could adversely affect our business plans and strategies or cause us to lose clients.

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

The commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities markets have experienced reductions in liquidity as a result of the recent financial crisis.  When financial markets experience a reduction in liquidity, the ability to conduct orderly transactions may be limited and may result in declines in fair values.  We have significant investments in these asset classes.  As of December 31, 2011, approximately 8% of our total investments were invested in commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities.  The fair value, unrealized gain or loss and average rating of our investments in commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition,” in this Form 10-K.  Decreases in the fair value of our commercial mortgage-backed, non-agency residential mortgage-backed and asset-backed securities could have a material adverse effect on our financial condition and results of operations.

Changes in market interest rates could have a material adverse effect on our investment portfolio, investment income and results of operations.

Our principal invested assets are fixed maturity securities.  Increasing market interest rates reduce the value of our fixed maturity securities, and we may realize a loss if we sell fixed maturity securities whose value has fallen below their amortized cost prior to maturity.  Declining market interest rates can have the effect of reducing our investment income, as we invest proceeds from positive cash flows from operations and reinvest proceeds from maturing and called investments in new lower-yielding investments.  Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.  We may use derivative instruments to reduce potential material adverse effects of interest rate changes on our investment portfolio.  Any measures we take that are intended to manage the risks of operating in a changing interest rate environment may not effectively mitigate such interest rate sensitivity.  Accordingly, changes in interest rates could have a material adverse effect on our investment portfolio, investment income and results of operations and financial condition.

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

We believe that Platinum Holdings, Platinum Bermuda, Platinum UK Services Company Limited and Platinum Regency each operate in such a manner that none of these companies should be subject to U.S. corporate income tax because they are not engaged in a trade or business in the United States.  Nevertheless, because definitive identification of activities that constitute being engaged in a trade or business in the United States has not been established by the tax authorities, the U.S. Internal Revenue Service (the “IRS”) may successfully assert that any of these companies is engaged in a trade or business in the United States, or, if applicable, engaged in a trade or business in the United States through a permanent establishment.  If any of these companies were characterized as being so engaged, such company would be subject to U.S. tax at regular corporate rates on its income that is effectively connected (“ECI”) with its U.S. trade or business, plus an additional 30% “branch profits” tax on its dividend equivalent amount (generally ECI with certain adjustments) deemed withdrawn from the United States.  Any such tax could materially adversely affect our results of operations.

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

If Platinum Holdings is considered a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, a U.S. Person who owns directly or, in some cases, indirectly (e.g., through a non-U.S. partnership) any of our shares will be subject to adverse U.S. federal income tax consequences including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed.  In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a “step-up” in the basis of the shares that might otherwise be available under U.S. federal income tax laws.  Although there is an exception for purposes of the PFIC rules for non-U.S. insurance companies predominantly engaged in the active conduct of an insurance business, there are currently no regulations regarding the application of the PFIC provisions to an insurance company and there is no other guidance to explain what constitutes the “active conduct of an insurance business for U.S. federal income tax purposes.”  New regulations or pronouncements interpreting or clarifying these rules may be forthcoming.  We believe we should not be characterized as a PFIC; however, we cannot assure an investor that we will not be characterized as a PFIC for U.S. federal income tax purposes.  If we are considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation.

Under certain circumstances, a U.S. person may be required to pay taxes on its pro rata share of the related person insurance income of Platinum Bermuda.

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

Legislation was introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections.  For example, legislation was introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to non-U.S. affiliates.  A similar provision was included as part of the federal budget proposed by the President of the United States for 2012. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have a material adverse impact on us or our shareholders.  In addition, existing interpretations of U.S. federal income tax law could change, also resulting in a material adverse impact on us or our shareholders.

We may become subject to taxes in Bermuda.

We have received a standard assurance from the Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, as amended, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 31, 2035.  Consequently, if our Bermuda tax exemption is not extended past March 31, 2035, we may be subject to any Bermuda tax after that date.

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

In recent years, the Bermuda and some U.S. state legislatures have considered or enacted laws that may alter or increase authority to regulate insurance companies and insurance holding companies.  Moreover, the Bermuda and some U.S. state governments, the NAIC and state insurance regulators regularly re-examine existing laws and regulations and interpretations of existing laws and develop new laws.  The new interpretations or laws may be more restrictive or may result in higher costs to us than current statutory requirements.  In addition, the U.S. federal government has undertaken initiatives or considered legislation in several areas that may impact the reinsurance industry, including tort reform, corporate governance and the taxation of reinsurance companies.  The Dodd-Frank Act, which became effective on July 21, 2011, has changed the regulation of reinsurance in the United States, as described below.

The European Union has introduced Solvency II, a new regime for the regulation of insurers and reinsurers operating in the EC.  Solvency II is currently expected to be fully implemented on January 1, 2014, subject to agreement on implementation legislation.  The Solvency II directive proposes that reinsurance obtained by EC insurers from reinsurers headquartered in a country outside the EC be treated the same for capital purposes as reinsurance obtained from EC reinsurers, provided that the non-EC country is found to have a regulatory regime “equivalent” to that of Solvency II in terms of policyholder and beneficiary protection.  Our reinsurance subsidiaries are headquartered in Bermuda and the United States, which are non-EC countries.  The European Commission has stated that its decision on third country equivalence is likely to be made in the first half of 2013, based on its current timetable.   The timing of a determination regarding the equivalence of the United States’ regulatory regime is not yet known.  If the regulatory regimes of Bermuda and the United States are found not be equivalent to that of Solvency II and if our reinsurance subsidiaries fall below a certain minimum credit rating, then EC insurers may be prevented from recognizing the reinsurance provided to them by our reinsurance subsidiaries for the purpose of meeting their capital requirements unless we provide collateral for our obligations to EC insurers.  This could have a material adverse impact on our ability to conduct our business.

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

Regulatory regimes and changes to accounting rules may adversely impact financial results irrespective of business operations.

Accounting standards and regulatory changes may require modifications to our accounting principles, both prospectively and for prior periods and such changes could have an adverse impact on our financial results. In particular, the SEC has formally proposed a plan to first allow and then require companies to file financial statements in accordance with International Financial Reporting Standards rather than U.S. GAAP. Such changes, if ultimately adopted, could have a significant impact on our financial reporting, impacting key matters such as our loss reserving policies and premium and expense recognition. Also, both the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board are considering adopting accounting standards for all reinsurance and insurance contracts that are considered to be more closely related to fair value than the current measurement basis.  We are currently evaluating how these initiatives will impact us, including with respect to our loss reserving policy and the effect it might have on recognizing premium revenue and policy acquisition costs.  Required modification of our existing principles, either with respect to these issues or other issues in the future, could have an impact on our results of operations, including changing the timing of the recognition of underwriting income, increasing the volatility of our reported earnings and changing our overall financial statement presentation.

The Dodd-Frank Act may adversely impact our business.

The Dodd-Frank Act became effective on July 21, 2011.  In addition to introducing sweeping reform of the U.S. financial services industry, the Dodd-Frank Act has changed the regulation of reinsurance in the United States.  The Dodd-Frank Act prohibits a state from denying credit for reinsurance if the state of domicile of the insurer purchasing the reinsurance recognizes credit for reinsurance.  At present, it appears the changes specific to reinsurance in the Dodd-Frank Act will not have a material adverse effect for non-U.S. reinsurers such as Platinum Bermuda, however, there is still significant uncertainty as to how these and other provisions of the Dodd-Frank Act will be implemented in practice.

Platinum Holdings is a holding company and, consequently, its cash flow is dependent on dividends, interest and other permissible payments from its subsidiaries.

Platinum Holdings is a holding company that conducts no reinsurance operations of its own.  All operations are conducted by its wholly owned reinsurance subsidiaries, Platinum Bermuda and Platinum US.  As a holding company, Platinum Holdings’ sources of cash flow consists primarily of dividends, interest and other permissible payments from its subsidiaries.  Platinum Holdings depends on such payments for general corporate purposes, for its capital management activities and payment of any dividends to its common shareholders.

Additionally, under the Companies Act, Platinum Holdings may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that:  (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities.

A shareholder of our Company may have greater difficulty in protecting its interests than as a shareholder of a U.S. corporation.

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

Under our Amended and Restated Bye-laws, our directors are required to decline to issue, repurchase, or register any transfer of shares if they determine in their sole discretion that such action may result in a person owning, directly or beneficially, and in some cases indirectly through non-U.S. entities or constructively, 10% or more of the voting power of all our issued shares.  The directors also may refuse to issue, repurchase or register any transfer of shares if they determine in their sole discretion that such action may result in a non-de minimis adverse tax, legal or regulatory consequence.

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

The Authority maintains supervision over the controllers of all registered insurers in Bermuda.  Where the shares of the shareholder of a registered insurer, or the shares of its parent company, are traded on a recognized stock exchange, and such person becomes a 10%, 20%, 33% or 50% shareholder controller of the insurer, that person shall, within 45 days, notify the Authority in writing that he has become such a controller.

The Authority may file a notice of objection to any person who has become a controller of any description where it appears that such person is, or is no longer, a fit and proper person to be a controller of the registered insurer. Before issuing a notice of objection, the Authority is required to serve upon the person concerned a preliminary written notice stating the Authority’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the Authority which shall be taken into account by the Authority in making their final determination. Any person who continues to be a controller of any description after having received a notice of objection shall be guilty of an offense and shall be liable on summary conviction to a fine of $25,000 (and a continuing fine of $500 per day for each day that the offense is continuing) or, if convicted on indictment, to a fine of $100,000 and/or 2 years in prison.

The insurance laws of Maryland, the domiciliary state of Platinum US, prohibit any person from acquiring control of us or of Platinum US unless that person has filed a notification with specified information with the Commissioner and has obtained the Commissioner’s prior approval.  Under the Maryland statutes, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted.  Accordingly, any person who acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Commissioner will be in violation of this law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities and to other actions determined by the Commissioner.  In addition, many U.S. state insurance laws require prior notification of state insurance departments of an acquisition of control of a non-domiciliary insurance company doing business in that state.  While these pre-notification statutes do not authorize the state insurance departments to disapprove the acquisition of control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration.  In addition, any transactions that would constitute an acquisition of control of us or Platinum US may require prior notification in those states that have adopted pre-acquisition notification laws.

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

The foregoing provisions of our Amended and Restated Bye-laws and legal and regulatory restrictions will have the effect of rendering more difficult or discouraging unsolicited takeover bids from third parties or the removal of incumbent management.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Platinum Holdings and Platinum Bermuda lease office space in Pembroke, Bermuda, where our principal executive office is located.  Platinum US and Platinum Administrative Services, Inc. are located in office space we lease in New York, New York.  In addition, Platinum US leases office space in Chicago, Illinois and Platinum Administrative Services, Inc. leases office space in Stamford, Connecticut.  Platinum UK Services Company Limited leases office space in London, England.  We renew and enter into new leases in the ordinary course of business and anticipate no difficulty in extending our leases or obtaining comparable office facilities in suitable locations.  We consider our facilities to be adequate for our current needs.

Item 3.	Legal Proceedings

In the normal course of business, we may become involved in various claims and legal proceedings.  We are not currently aware of any pending or threatened material litigation or arbitration other than in the ordinary course of our reinsurance business.  Estimated losses related to claims arising in the normal course of our reinsurance business, including the anticipated outcome of any pending arbitration or litigation, are included in unpaid losses and LAE in our consolidated balance sheets.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

At January 31, 2012, there were approximately 62 holders of record of our common shares, not including beneficial owners of shares registered in nominee or street name, which are listed on the NYSE under the symbol “PTP”.  On February 14, 2012, the last reported sale price for our common shares on the NYSE was $36.02 per share.  The following table shows the high and low per share trading prices of our common shares during each quarter, as reported on the NYSE for the periods indicated:

		Price Range of Common Shares
		High	Low
Year
2011:
	Fourth Quarter	$35.36	$27.53
	Third Quarter	$35.78	$28.05
	Second Quarter	$38.94	$32.02
	First Quarter	$46.42	$34.70

2010:
	Fourth Quarter	$45.80	$42.10
	Third Quarter	$44.04	$35.63
	Second Quarter	$39.28	$35.06
	First Quarter	$38.89	$34.60

During the years ended December 31, 2011 and 2010, we paid quarterly cash dividends of $0.08 per common share.  Our Board of Directors has declared a dividend for the first quarter of 2012 of $0.08 per common share, payable on March 30, 2012 to shareholders of record at the close of business on March 1, 2012.  The declaration and payment of common share dividends is at the discretion of the Board of Directors and depends upon our results of operations and cash flows, the financial positions and capital requirements of Platinum Bermuda and Platinum US, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

The laws of the various jurisdictions in which our subsidiaries are organized restrict the ability of our subsidiaries to pay dividends to Platinum Holdings.  See Item 1, “Business – Regulation”, in this Form 10-K.

Purchases of Equity Securities by Us

The following table summarizes our purchases of our common shares during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2011 – October 31, 2011	959,500	$33.50	959,500	$205,252,932
November 1, 2011 – November 30, 2011	794,588	33.80	794,588	178,398,016
December 1, 2011 – December 31, 2011	52,980	33.81	52,980	176,606,995
Total	1,807,068	$33.64	1,807,068	$176,606,995

(1)	Including commissions.
(2)
On August 4, 2004, our Board of Directors established a program authorizing the repurchase of our common shares.  Since that date, our Board of Directors has approved increases in the repurchase program from time to time, most recently on February 16, 2011, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

Performance Graph

The following performance graph compares cumulative total return on our common shares with the cumulative total return on the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the S&P 500 Property & Casualty Industry Insurance Group Stock Price Index (the “S&P 500 Property & Casualty Insurance Index”), for the period that commenced December 31, 2006 and ended on December 31, 2011.  The performance graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2006 in our common shares, the S&P 500 Index, and the S&P 500 Property & Casualty Insurance Index as measured by the last sale price on the last trading day of each such period.

Total Return to Shareholders
Comparison of Cumulative Five Year Total Return

	Indexed Returns *
	Years Ended December 31,
	2007	2008	2009	2010	2011
Platinum Holdings	116.01	118.82	127.38	150.83	115.47
S&P 500 Index	105.49	66.46	84.05	96.71	98.76
S&P 500 Property & Casualty Insurance Index	86.80	61.27	68.84	75.19	75.00

* Index value as of December 31, 2006 – $100.00

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

The following table sets forth certain of our selected financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.  Our data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 were derived from our consolidated financial statements beginning on page F-1 of this Form 10-K.  Our data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 were derived from our audited consolidated financial statements not included in this Form 10-K.  The selected financial data should be read in conjunction with our consolidated financial statements as of December 31, 2011 and 2010 and for each of the years in the three year period ended December 31, 2011 beginning on page F-1 of this Form 10-K, and the related “Management's Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 31 of this Form 10-K.

Five-Year Summary of Selected Financial Data
(in thousands, except per share amounts)

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Net premiums written	$651,514	$760,589	$897,834	$1,037,565	$1,119,807
Net premiums earned	689,452	779,994	937,336	1,114,796	1,173,088
Net investment income	125,863	134,385	163,941	186,574	214,222
Net realized gains (losses) on investments	3,934	107,791	78,630	57,254	(413)
Net impairment losses on investments	(22,370)	(36,610)	(17,603)	(30,686)	(809)
Net losses and LAE	805,437	467,420	478,342	718,233	655,487
Underwriting expenses	180,741	203,705	240,806	306,459	294,642
Net income (loss)	$(224,064)	$215,498	$383,291	$226,240	$356,978

Basic earnings (loss) per common share	$(6.04)	$5.14	$7.71	$4.38	$5.91
Diluted earnings (loss) per common share	(6.04)	4.78	7.33	3.98	5.38
Dividends declared per common share	$0.32	$0.32	$0.32	$0.32	$0.32

Balance Sheet Data:
Total investments and cash	$4,170,044	$4,212,498	$4,369,649	$4,259,939	$4,461,503
Premiums receivable	159,387	162,682	269,912	307,539	244,360
Total assets	4,551,611	4,614,313	5,021,578	4,927,163	5,078,750
Unpaid losses and LAE	2,389,614	2,217,378	2,349,336	2,463,506	2,361,038
Unearned premiums	121,164	154,975	180,609	218,890	298,498
Debt obligations	250,000	250,000	250,000	250,000	250,000
Shareholders' equity	$1,690,859	$1,895,455	$2,077,731	$1,809,397	$1,998,377

Common shares outstanding	35,526	37,758	45,943	47,482	53,780
Common shares outstanding - diluted	36,471	40,639	51,643	58,499	64,210

Book value per common share	$47.59	$50.20	$45.22	$34.58	$34.04
Fully converted book value per common share	$46.88	$47.48	$41.58	$32.27	$32.32

In presenting the Company's results, management has included certain schedules containing financial measures that are not calculated under standards and rules that comprise U.S. GAAP. Such measures, including segment underwriting income or loss, related underwriting ratios, book value per common share and fully converted book value per common share, are referred to as non-GAAP. These non-GAAP measures may be defined or calculated differently by other companies.  Management believes these measures, which are used to monitor our results of operations, allow for a more complete understanding of the underlying business and are important financial measures to investors, analysts, rating agencies and others who use the Company’s financial information in evaluating the performance of our Company.  These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP.  Reconciliations of such measures to the most comparable U.S. GAAP figures are included below or are included elsewhere within this Form 10-K in accordance with Regulation G.

Reconciliation of Non-GAAP Financial Measures

Underwriting Income (Loss)

Underwriting income or loss measures the performance of the Company’s underwriting function and consists of net premiums earned less net losses and LAE and net underwriting expenses. Net underwriting expenses include net acquisition expenses and operating costs related to the underwriting segments.  Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign exchange gains or losses, corporate expenses not allocated to underwriting segments, interest expense and other revenues and expenses.  The Company believes that underwriting income or losses highlights the profitability of our reinsurance operations.

Underwriting Ratios

Underwriting ratios are calculated for net losses and LAE, net acquisition expense and net underwriting expense.  The ratios are calculated by dividing the related expense by net earned premiums.  The Company believes that underwriting ratios highlight the profitability of our reinsurance operations.

Book Value per Common Share

Book value per common share represents total shareholders’ equity divided by the number of common shares outstanding.  Management uses growth in book value per common share as an indicator of the value provided to common shareholders and believes that, over time, book value per common share is a key driver of share price.  The most significant influences on our book value per common share are net income or loss, total investment results and share repurchase activities.

Fully Converted Book Value per Common Share

Fully converted book value per common share represents total shareholders’ equity, adjusted for the assumed proceeds from exercise of share options, divided by the number of common shares outstanding, adjusted for the assumed exercise or vesting of all outstanding share options and restricted share units.  The following summary sets forth the calculation of book value and fully converted book value per common share for the years ended December 31, 2011 and 2010 ($ and amounts in thousands, except per share amounts):

	2011	2010
Shareholders' equity	$1,690,859	$1,895,455
Add: Assumed exercise of share options	18,925	34,213
Shareholders' equity - diluted	$1,709,784	$1,929,668

Basic common shares outstanding	35,526	37,758
Add: Common share options	-	1,010
Add: Management and directors' options	624	1,081
Add: Directors' and officers' restricted share units	321	790
Diluted common shares outstanding	36,471	40,639

Book value per common share
Basic book value per common share	$47.59	$50.20
Fully converted book value per common share	$46.88	$47.48
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

At December 31, 2011, our capital resources of $1.9 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  At December 31, 2010, our capital resources of $2.1 billion consisted of $1.9 billion of common shareholders’ equity and $250.0 million of debt obligations.  Our net loss was $224.1 million for the year ended December 31, 2011, and our net income was $215.5 million and $383.3 million for the years ended December 31, 2010 and 2009, respectively.  Net loss for the year ended December 31, 2011 reflects higher than expected major catastrophe activity partially offset by net investment income and net favorable development.  Our net premiums written for the years ended December 31, 2011, 2010 and 2009 were $651.5 million, $760.6 million, and $897.8 million, respectively.  The decreases in net premiums written were primarily due to the non-renewal of business that fell below our minimum pricing standards.

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

In 2005, an unprecedented level of hurricane losses caused many reinsurers to report significant net losses after which rating agencies imposed higher capital requirements.  Both reinsurers and their clients reassessed their catastrophe pricing parameters and procedures.  The result was an increase in catastrophe pricing, particularly for wind exposures in the United States, in 2006 and the beginning of 2007.  A number of new companies were formed to take advantage of the improved pricing.  The combination of additional capacity and a lack of major catastrophe activity in 2006 and 2007 led to a decline in pricing for catastrophe exposed reinsurance in the second half of 2007.  After initially stabilizing, non-catastrophe pricing weakened in late 2006 and continued to decline through the first half of 2008.  During the second half of 2008, the financial markets experienced significant adverse credit events and a loss of liquidity and the 2008 hurricane season resulted in substantial losses to the insurance and reinsurance industry, which reduced the amount of capital in the insurance industry.  Many reinsurance companies reported strong financial results for 2009 reflecting the absence of major catastrophes and the favorable performance of their investment portfolios during the year.  In 2010, many reinsurance companies performed well, with significant growth in shareholders’ equity, despite increased catastrophe activity.  In 2011, despite an increase in international major catastrophes there was minimal effect on pricing.

Current Outlook

We anticipate that 2012 will be characterized by ample capacity for insurance risk and that, despite the recent international catastrophes, risk adjusted pricing will be flat or marginally up in all lines of business that have not recently experienced significant losses.  There have been significant insured losses from various natural catastrophes in Chile, New Zealand, Japan, Australia, the United States and other countries over the past 24 months, which may lead to price increases for certain loss-affected accounts.  In addition, the introduction of catastrophe model revisions that increase the expected loss costs for certain U.S. and European wind events may, over time, ultimately support increases in rates for certain U.S. and European property catastrophe contracts.  However, we believe that reinsurers generally remain well-capitalized and that competitive pressure will keep property catastrophe reinsurance rates from rising significantly absent major events in the insurance or capital markets.  We generally expect property catastrophe exposed reinsurance rates for peak zones and perils will remain reasonably attractive for the balance of the year.  For our U.S. property catastrophe portfolio we deployed somewhat less capacity at January 1, 2012, compared with January 1, 2011, leaving flexibility to expand our writings later in the year if desired.  We intend to reduce our portfolio of international property catastrophe contracts, which we believe carries a lower expected profit margin in light of our current views on the risks inherent in such business.  Nonetheless, we expect that our Property and Marine segment will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

In the Casualty segment, we expect insurance and reinsurance capacity to remain abundant for the rest of 2012 constraining the potential for significant improvements in risk adjusted rates.  Despite low interest rates, competition in this segment remains strong and many treaties do not meet our pricing standards. While we expect that select casualty reinsurance contracts may offer adequate returns, the portfolio of business we write in our Casualty segment will likely continue to decrease in 2012 as compared with 2011 unless market conditions improve beyond our current expectations.

Reflecting a continued lack of demand for finite risk covers, we expect to write a relatively small portfolio of business in our Finite Risk segment in 2012.

Absent major events in the insurance or capital markets, we expect relative stability in overall reinsurance rate adequacy in 2012.  We will continue with our strategy of responding to changes in market conditions, underwriting for profitability, not market share.

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that are inherently subjective in nature that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities.  Actual results may differ materially from these estimates.  Our critical accounting estimates used in the preparation of our consolidated financial statements include premiums written and earned, unpaid losses and LAE, reinsurance recoverable, valuation of investments and income taxes.  In addition, estimates are used to evaluate risk transfer for assumed and ceded reinsurance transactions.

Premiums Written and Earned

Assumed reinsurance premiums earned are recognized as revenues, net of any ceded premiums for retrocessional coverage purchased.  Both assumed and ceded premiums written are recognized as earned generally on a basis proportionate with the coverage period.  Assumed premiums written not yet recognized as revenue are recorded on the consolidated balance sheets as unearned premiums; ceded premiums written not yet earned are recorded on the consolidated balance sheets as prepaid reinsurance premiums.

Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period.  Consequently, premiums written and receivable include amounts reported and billed by the ceding companies, supplemented by our estimates of premiums that are written but not reported.  In addition, we estimate the unearned portion of the premiums.  Unearned premiums and estimated premiums receivable are estimates based on estimated written premiums and are subject to judgment and uncertainty.  Earned premiums, which are recorded in revenues, are the premiums written less the unearned premiums.  The premium estimation process considers the terms and conditions of the reinsurance contracts and assumes that the contracts will remain in-force until expiration.  The estimation of written premiums could be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions.  The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses.  Premiums are generally reported in full within two years from the inception of the contract.  The potential net impact of changes in premiums earned on the results of operations is reduced by the accrual of losses and acquisition expenses related to such premiums earned.  Any adjustments to written and earned premiums, and the related losses and acquisition expenses, are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.   Any adjustments could be material and could significantly impact earnings in the period they are recorded.

When estimating premiums written and unearned premiums, we segregate the business into classes by reinsurance subsidiary, by type of coverage and by type of contract (resulting in approximately 62 classes).  Within each class, business is further segregated by the year in which the contract incepted (the “Underwriting Year”), starting with 2002, our first year of operations.  Classes that are similar in both the nature of their business and estimation process may be grouped for purposes of estimating premiums.  Estimates are made for each class or group of classes and Underwriting Year.  Premiums are estimated based on ceding company estimates and our own judgment after considering factors such as:  (1) the ceding company’s historical premium versus projected premium, (2) the ceding company’s history of providing accurate estimates, (3) anticipated changes in the marketplace and the ceding company’s competitive position therein, (4) reported premiums to date and (5) the anticipated impact of proposed underwriting changes.  Estimates of ultimate premium are made by our underwriters for each contract and Underwriting Year.  Management reviews these estimates with our underwriters and actuaries and selects an ultimate premium estimate.  Estimates of premiums written and unearned premiums are based on the selected ultimate premium estimate and the structure of the reinsurance contracts. We evaluate the appropriateness of these estimates in light of the actual premium reported by the ceding companies, information obtained during audits and other information received from ceding companies.

The following table sets forth our estimated and reported premiums receivable as of December 31, 2011 and 2010, respectively ($ in thousands):

	December 31,
	2011	2010
Estimated premiums receivable	$133,360	$141,818
Reported premiums receivable	26,027	20,864
Total premiums receivable	$159,387	$162,682

Estimated premiums receivable at December 31, 2011 was lower than at December 31, 2010 due to a decrease in both the property and marine and casualty business written in 2011 as compared with 2010.

As of December 31, 2011, the selected estimates of premiums receivable and unearned premiums were lower than the initial estimates made by our underwriters by $14.6 million or 9.2% and by $5.2 million or 4.3%, respectively. We believe that we reasonably could have made an adjustment of between $0 and $14.6 million for premiums receivable and between $0 and $5.2 million for unearned premiums.  Key factors that affect premium estimates of our underwriters include:  (1) the increased competition and lower rate level in many classes of business that make it difficult for ceding companies to achieve their premium targets, and (2) the lack of a historical track record for some ceding companies writing new programs.

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

Unpaid Losses and Loss Adjustment Expenses

Overview

Unpaid losses and LAE are estimates of future amounts required to pay losses and LAE for claims under our assumed reinsurance contracts that have occurred at or before the balance sheet date.  Unpaid losses and LAE are estimated based upon information received from ceding companies regarding our liability for unpaid losses and LAE, adjusted for our estimates of losses and LAE for which ceding company reports have not been received, our historical experience for unreported claims and industry experience for unreported claims.  Unpaid losses and LAE include the cost of claims that were reported, but not yet paid, and IBNR.  In addition, we estimate our ULAE reserves based on our administrative costs of managing claims.

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

Unpaid losses and LAE represent management’s best estimate at a given point in time and are subject to the effects of trends in loss severity and frequency.  These estimates are reviewed regularly and adjusted as experience develops or new information becomes available.  Any adjustments are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  It is possible that the ultimate liability may differ materially from such estimates.

The liabilities recorded on our consolidated balance sheets as of December 31, 2011 and 2010 for unpaid losses and LAE were $2.4 billion and $2.2 billion, respectively.  These amounts exclude any amounts we may recover from our retrocessionaires under coverage we purchased for such losses.  We record estimates of amounts we expect to recover from retrocessionaires as assets on the consolidated balance sheets.  The following table sets forth our case reserves, additional case reserves and IBNR by segment as of December 31, 2011 and 2010 ($ in thousands):

	Property and Marine	Casualty	Finite Risk	Total
December 31, 2011
Case reserves	$416,935	$391,013	$29,086	$837,034
Additional case reserves	25,455	29,727	2,187	57,369
IBNR	367,610	1,092,008	35,593	1,495,211
Total unpaid losses and LAE	$810,000	$1,512,748	$66,866	$2,389,614

December 31, 2010
Case reserves	$241,142	$378,017	$37,601	$656,760
Additional case reserves	4,376	10,710	-	15,086
IBNR	286,577	1,209,113	49,842	1,545,532
Total unpaid losses and LAE	$532,095	$1,597,840	$87,443	$2,217,378

Since we rely on information regarding paid losses, case reserves and sometimes IBNR provided by ceding companies in estimating our ultimate liability for unpaid losses and LAE, we perform certain procedures in order to help determine the completeness and accuracy of such information.  Periodically, management assesses the reporting activities of these ceding companies on the basis of qualitative and quantitative criteria.  These procedures include conferring with ceding companies or brokers on claims matters.  Our claims personnel, or consultants engaged by us, may also conduct periodic audits of our ceding companies to:  (1) review and establish validity of specific claims, (2) determine that case reserves established by the ceding company are reasonable, (3) assure that there is consistency in claim reporting from period to period, and (4) assess the overall claims practices and procedures of the ceding company.  We also monitor the claims handling and reserving practices of ceding companies in order to help establish the reinsurance premium for reinsurance contracts with such ceding companies.

Non-Catastrophe Reserves

Non-catastrophe reserves were $1.8 billion as of December 31, 2011, representing 75% of our unpaid losses and LAE.  When estimating unpaid losses and LAE, we segregate the business into classes by reinsurance subsidiary, by type of coverage and by type of contract (resulting in approximately 62 classes).  Within each class, the business is further segregated by Underwriting Year, starting with 2002, our first year of operations.

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

Generally, estimates of ultimate losses that are not related to a specific event are initially determined based on the loss ratio method applied to each Underwriting Year and to each class of business.  The selected ultimate losses are determined by multiplying the initial expected loss ratio by the earned premium.  The initial expected loss ratios are key inputs that involve management judgment and are based on a variety of factors, including:  (1) contract by contract expected loss ratios developed during our pricing process, (2) our historical loss ratios and combined ratios (loss plus acquisition cost ratios), and (3) when available, updated and appropriately adjusted, loss information from The Travelers Companies, Inc. on business previously underwritten by the reinsurance division of The St. Paul Companies, Inc., (“St. Paul Re”), for the reasons described below.  These judgments take into account management’s view of past, current and future factors that may influence ultimate losses, including:  (1) market conditions, (2) changes in the business underwritten, (3) changes in timing of the emergence of claims and (4) other factors that may influence ultimate loss ratios and losses.

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

While we commenced operations in 2002, the business we write is sufficiently similar to the historical reinsurance business of St. Paul Re such that we review the historical loss experience of this business when we estimate our own initial expected loss ratios and loss development patterns.  Loss development patterns can span more than a decade, therefore, the St. Paul Re data is a valuable supplement to our own and industry data.  The historical experience of St. Paul Re also included information for the administrative costs of managing claims and the related ULAE factors.  In 2010 we conducted a review of our administrative expenses of managing claims that resulted in a $13.2 million reduction of ULAE reserves.

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

We analyze historical loss development patterns and may adjust them for observed anomalies.  For example, we observed that loss development patterns were much slower in Underwriting Years that were characterized by especially intense competition, known as the “soft market,” particularly in the North American excess-of-loss claims made class.  We believe this is due to multiple year policies written by ceding companies and the deterioration in underwriting standards during these periods.  In determining our loss development patterns for certain classes, we may exclude certain historical data from the soft market years.  However, one of the risks of excluding some of the years is that we could be obscuring trends in loss development patterns.  Our actuaries consider this when determining the credibility of indications that use these patterns.  For certain reinsurance contracts, appropriate historical loss development patterns may be developed from ceding company data or other sources.

Catastrophe Reserves

Generally, an event causing more than $1 billion of property losses to the insurance industry or $10 million of property losses to the Company is considered and tracked as a major catastrophe.  Unpaid losses and LAE related to major catastrophes were $607.1 million, which represented 25% of our total unpaid losses and LAE as of December 31, 2011.

Our underwriters will typically prepare an initial estimate of our ultimate losses for a catastrophe event on a contract-by-contract basis.  This estimate is typically based on the Company’s portfolio modeling, discussions with brokers and clients, market share analysis and a review of the Company’s in-force contracts, as well as claims information and analysis, if any, received from brokers and clients.  Information is typically updated as it becomes available.  Our actuaries and underwriters will also consider a variety of factors, including:  (1) the credibility of ceding company estimates, (2) whether the ceding company estimates include IBNR and (3) whether the ceding company information is current.  After reviewing loss estimates and other information with our underwriters, our actuaries make an estimate of ultimate loss.

As losses from catastrophes mature, our actuaries generally consider losses reported to us relative to loss development patterns from prior catastrophe events.  Our estimate of ultimate liability for losses and LAE related to a catastrophe event will generally be based on these development patterns after approximately twelve months following the event.  However, since loss development patterns may be inconsistent between events, for very large catastrophes, such as Hurricane Katrina in 2005, we will generally review information on a contract-by-contract basis for a longer period.  Ultimate losses for a catastrophe event are typically reasonably well known within 12 to 24 months following the event, although ultimate losses from an earthquake may take longer to develop. As of December 31, 2011, the paid and reported losses as a percentage of the current estimated ultimate loss were 6% and 57%, respectively, for the February 2011 earthquake in New Zealand and 28% and 65%, respectively, for the earthquake in Japan.

In addition to the February earthquake in New Zealand and the earthquake in Japan, in 2011 we established specific reserves for major catastrophes that included U.S. tornadoes, the June earthquake in New Zealand, Hurricane Irene, flooding in Australia, Thailand and Denmark and Cyclone Yasi.  The U.S. tornadoes included six catastrophe events referred to by Property Claim Services, a division of ISO, as Catastrophes 42, 43, 44, 46, 48, and 53.   In 2010, we established specific reserves for major catastrophes that included the earthquakes in Chile and New Zealand, flooding in Australia, Windstorm Xynthia, and two U.S. catastrophe events referred to by Property Claim Services as Catastrophes 14 and 96.  In 2009, we established specific reserves for major catastrophes that included floods in Ireland (“Irish Floods”), Hailstorm Wolfgang, Winterstorm Klaus and three U.S. catastrophe events referred to by Property Claim Services as Catastrophes 63, 68 and 78.  We also have established specific reserves for catastrophe events in prior years, including Hurricanes Ike and Katrina.

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

The loss development patterns are also key inputs to our loss estimation process.  Loss development patterns reflect the time lag between the occurrence and settlement of a loss.  The time lag in reporting can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, and the deterioration, in connection with health related claims, in a claimant’s physical condition many years after an accident occurs.  As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, we are subject to potential additional time lags in the receipt of information as the primary insurer reports to the broker who in turn reports to us.  As of December 31, 2011, we did not have any significant back-log related to our processing of assumed reinsurance information.  All of the foregoing factors can impact the loss development patterns.  A key assumption that our estimates are based on is that past loss development patterns are reasonably predictive of future loss development patterns.  However, it may be difficult to identify differences in business reinsured from Underwriting Year to Underwriting Year and how such differences can affect loss development patterns.  This difficulty adds to uncertainty in estimates that use these patterns.

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

During the years ended December 31, 2011, 2010 and 2009, we experienced net favorable loss development of $113.0 million, $158.9 million, and $100.8 million, respectively.  This net favorable loss development was attributable primarily to a level of cumulative losses reported to us by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses, as discussed further in Item 1, “Business – Unpaid Losses and Loss Adjustment Expenses”, in this Form 10-K.  During 2011, 2010, and 2009, approximately $107.4 million, $145.7 million, and $94.9 million, respectively, of the total net favorable development was attributable to lower reported loss experience than we expected.  Conditions and trends that have affected development of reserves in the past may not necessarily occur in the future.  The factors that may result in differences between our current estimates of loss liability and our ultimate loss liability are set forth above under “Uncertainty of Estimates” in this Form 10-K.

Sensitivity of Estimates

Initial expected loss ratios and loss development patterns are key inputs to our loss estimation process.  We exercise judgment in establishing key inputs at the beginning of an underwriting year and also as we modify the key inputs, as appropriate, throughout the loss development period.  During the years ended December 31, 2011, 2010 and 2009, changes in the initial expected loss ratio and the loss development patterns resulted in net favorable loss development of $5.6 million, $13.2 million and $5.9 million, respectively.

We have selected the initial expected loss ratio and the loss development patterns for sensitivity analysis.  Ultimate loss estimates for the North American casualty excess-of-loss classes of business, which generally have the longest loss development patterns, have a higher degree of uncertainty than other reserving classes.  IBNR for these classes as of December 31, 2011 was $875.5 million, which was 59% of the total IBNR at that date.  The estimates of unpaid losses and LAE related to North American casualty excess-of-loss classes of business have a higher degree of uncertainty and, consequently, reasonable alternatives to our selected initial expected loss ratios and loss development patterns could vary significantly.  For example,  if we increased the initial expected loss ratio for these classes by 5% from 69% to 74%, we would increase the IBNR for these classes by $50.4 million, which represents approximately 4% of unpaid losses and LAE for these classes as of December 31, 2011, or if we increased the initial expected loss ratio for these classes by 10% from 69% to 79%, we would increase the IBNR for these classes by $107.2 million, which represents approximately 9% of unpaid losses and LAE for these classes as of December 31, 2011.

As another example of key assumption sensitivity, if we accelerated the estimated loss development patterns related to North American casualty excess-of-loss classes by 5%, we would decrease the IBNR for these classes by $35.2 million, which represents approximately 3% of unpaid losses and LAE for these classes as of December 31, 2011, or if we accelerated the loss development patterns by 10%, we would decrease the IBNR for these classes by $100.3 million, which is approximately 8% of unpaid losses and LAE for these classes as of December 31, 2011.

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

Reinsurance Recoverable

In order to limit the effect on our financial condition of large and multiple losses, we may buy retrocessional reinsurance, which is reinsurance for our own account.  Reinsurance recoverable, also referred to as “ceded loss reserves,” includes estimates of the recoveries from our retrocessional reinsurance that arise from unpaid losses from our assumed reinsurance business.  These assets are estimates of future amounts recoverable from retrocessionaires for losses that have occurred at or before the balance sheet date.  Each quarter, after estimating the amount of unpaid losses and LAE, our actuaries review all retrocessional contracts.  The estimate of the amount recoverable is based on the gross incurred loss and the structure of the retrocessional contracts.  In addition, we assess the financial strength of our reinsurers and their willingness and ability to pay our claims.  Based on this assessment, we may record an allowance and reduce the reinsurance recoverable and net earnings. We had reinsurance recoverable on unpaid losses and LAE of $4.0 million and $8.9 million as of December 31, 2011 and 2010, respectively.  There was no valuation allowance recorded on these amounts.

Valuation of Investments

Fixed maturity securities we own that we may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income or loss, net of deferred taxes.  Fixed maturity securities we own and have the intent to sell prior to maturity, or securities for which we have elected the fair value option attributes of the FASB Accounting Standards Codification (“ASC”) 825, “Financial Instruments” (“ASC 825”), are classified as trading securities.  Trading securities are reported at fair value, with mark-to-market adjustments included in net realized gains and losses on investments and the related deferred income tax included in income tax expense or benefit in the consolidated statements of operations.

Short-term investments are comprised of securities with a maturity of 90 days or greater but one year or less from the date of acquisition.  Our U.S. dollar denominated short-term investments are accounted for as available-for-sale. Our non-U.S. dollar denominated short-term investments are accounted for in accordance with the fair value option attributes of ASC 825 and are classified as trading.

The fair value of our fixed maturity securities and short-term investments is based on prices generally obtained from pricing services, which include index providers, pricing vendors and broker-dealers.  Index providers utilize external sources and pricing models to value index-eligible securities across numerous sectors and asset classes.  Pricing vendors collect, edit, maintain, evaluate and model data on a large number of securities utilizing primarily market data and observable inputs.  Broker-dealers value securities through proprietary trading desks primarily based on observable inputs.  As of December 31, 2011, we valued approximately 38% of our investment securities using prices obtained from index providers, 59% using prices obtained from pricing vendors, and 3% using prices obtained from broker-dealers.  The number of prices we obtain per instrument varies based on the type of asset class and particular reporting period.  Prices are generally obtained from multiple sources when a new security is purchased and a pricing source is assigned to the particular security.  A hierarchy is maintained that prioritizes pricing sources based on availability and reliability of information, with preference generally given to prices provided by index providers and pricing vendors.  Pricing providers may be assigned to a particular security based upon the provider’s expertise.  Generally, the initial pricing source selected is consistently used for each reporting period.  We have not adjusted any prices that we have obtained from pricing services.  However, if we determine that a price appears unreasonable, we investigate and assess whether the price should be adjusted.

We receive pricing documentation that describes the methodologies used by various pricing services.  The prices we obtain from pricing providers are validated by performing price comparisons against multiple pricing sources for certain securities as may be available, periodic back-testing of sales to the previously reported fair value, an in-depth review of specific securities when evaluating stale prices, large price movements and other factors, as well as other validation procedures and continuously monitoring market data that relates to our investment portfolio.

Generally, pricing services determine prices by maximizing the use of observable inputs to determine the fair value measurement.  The inputs used by index providers may include, but are not limited to, benchmark yields, transactional data, broker-dealer quotes, security cash flows and structures, credit ratings, prepayment speeds, loss severities, credit risks and default rates.  The inputs used by pricing vendors may include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers and industry and economic events.  Broker-dealers value securities through trading desks primarily based on observable inputs.  For further discussion on fair values of investments see “Financial Condition – Liquidity – Sources of Liquidity”.

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

In 2009, we adopted additional guidance under FASB ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”).  In accordance with this additional guidance, we recognize the portion of OTTI related to a credit loss in net income and the portion of OTTI related to all other factors in other comprehensive income or loss.  The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security.  The effect of adoption resulted in a cumulative adjustment to debt securities that were impaired prior to 2009, net of deferred tax, of $14.2 million that was recorded in accumulated other comprehensive income in the consolidated statement of shareholders’ equity.

In accordance with ASC 320, we also consider our intent to sell a security and the likelihood that we will be required to sell a security before an unrealized loss is recovered.  Our intent to sell a security is based, in part, on adverse changes in the creditworthiness of a debt issuer, pricing and other market conditions and our anticipated net cash flows.  If we determine that we intend to sell a security that is in an unrealized loss position, then the unrealized loss related to such a security, representing the difference between the security’s amortized cost and its fair value, is recognized as a net impairment loss in our consolidated statements of operations at the time we determine our intent is to sell.

Income Taxes

We provide for income taxes for our subsidiaries operating in income tax paying jurisdictions.  We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Such temporary differences are primarily due to tax basis discounts on unpaid losses and LAE and unearned premiums, deferred acquisition costs and investments.   A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

Net deferred tax assets were $31.6 million and $47.8 million for the years ended December 31, 2011 and 2010, respectively.  At each balance sheet date, we evaluate the recoverability of the deferred tax assets, considering the timing of the reversal of deferred income and expense items as well as the likelihood that we will generate sufficient taxable income to realize the future tax benefits.  We believe that it is more likely than not we will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and accordingly, no valuation allowance was established as of December 31, 2011 and 2010.   See Note 8 to the “Notes to Consolidated Financial Statements” contained elsewhere in this Form 10-K for additional information on income taxes.

Risk Transfer for Assumed and Ceded Reinsurance Transactions

Reinsurance accounting is used for assumed and ceded transactions when risk transfer requirements have been met.  Risk transfer analysis involves evaluating significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms.  Reinsurance contracts that do not transfer sufficient insurance risk are accounted for as deposits and assets or liabilities are initially recorded for the same amount as assets paid or received.  Interest income or expense related to the deposit is recognized as incurred.  Profit margins are earned over the settlement period of the contractual obligations.  As at December 31, 2011 and 2010, we have deposit liabilities of $9.5 million and $8.8 million, respectively, included in other liabilities related to an assumed transaction that is accounted for as a deposit.

Results of Operations

Year Ended December 31, 2011 as Compared with the Year Ended December 31, 2010

Net income (loss) and diluted earnings (loss) per common share for the years ended December 31, 2011 and 2010 were as follows ($ and amounts in thousands, except diluted earnings (loss) per common share):

	2011	2010	Net change
Underwriting income (loss)	$(296,726)	$108,869	$(405,595)
Net investment income	125,863	134,385	(8,522)
Net realized gains on investments	3,934	107,791	(103,857)
Net impairment losses on investments	(22,370)	(36,610)	14,240
Other revenues (expenses)	(37,898)	(55,783)	17,885
Income (loss) before income taxes	(227,197)	258,652	(485,849)
Income tax (expense) benefit	3,133	(43,154)	46,287
Net income (loss)	$(224,064)	$215,498	$(439,562)

Weighted average shares outstanding for diluted earnings per common share	36,901	45,052	(8,151)
Diluted earnings (loss) per common share	$(6.04)	$4.78	$(10.82)

The net loss and diluted loss per common share for the year ended December 31, 2011 as compared with net income and diluted earnings per common share for the year ended December 31, 2010 was primarily due to a decrease in the net underwriting result attributable to an increase in major catastrophe activity and a decrease in net favorable development.  In addition, there was a decrease in net realized gains on investments and investment income for the year ended December 31, 2011 as compared with the year ended December 31, 2010.  This was partially offset by a decrease in net impairment losses on investments. During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation.

Underwriting Results

Net underwriting loss was $296.7 million for the year ended December 31, 2011 and net underwriting income was $108.9 million for the year ended December 31, 2010.  The change in the net underwriting result was due to an increase in net losses arising from major catastrophes and a decrease in net favorable development in 2011.

Net losses arising from major catastrophes were $510.0 million and $214.8 million for the years ended December 31, 2011 and 2010, respectively. Net favorable development was $104.4 million and $151.9 million for the years ended December 31, 2011 and 2010, respectively.  Net favorable or unfavorable development is the development of prior years’ unpaid losses and LAE and the related impact of premiums and commissions.  The net favorable development for the year ended December 31, 2011 relating to prior years was substantially all in the Property and Marine and Casualty segments.

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwriting income and loss and underwriting ratios to evaluate segment performance.  Segment underwriting income is reconciled to the U.S. GAAP measure of income or loss before income taxes in Note 11 to the “Consolidated Financial Statements” in this Form 10-K.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.

Property and Marine

The Property and Marine operating segment generated 52.9% and 54.3% of our net premiums written for the years ended December 31, 2011 and 2010, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the years ended December 31, 2011 and 2010 ($ in thousands):

	2011	2010	Increase (decrease)
Gross premiums written	$380,464	$431,612	$(51,148)
Ceded premiums written	35,782	18,937	16,845
Net premiums written	344,682	412,675	(67,993)
Net premiums earned	356,976	418,763	(61,787)
Net losses and LAE	628,062	343,509	284,553
Net acquisition expenses	49,348	60,224	(10,876)
Other underwriting expenses	27,622	32,678	(5,056)
Property and Marine segment underwriting income (loss)	$(348,056)	$(17,648)	$(330,408)

Underwriting ratios:
Net loss and LAE	175.9%	82.0%	93.9 points
Net acquisition expense	13.8%	14.4%	(0.6) points
Other underwriting expense	7.7%	7.8%	(0.1) points
Combined	197.4%	104.2%	93.2 points

The Property and Marine segment underwriting result decreased by $330.4 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010, primarily due to an increase in net losses arising from major catastrophes.  Net losses arising from major catastrophes, net of reinstatement premiums and retrocessional recoveries, were $510.0 million and $214.8 million for the years ended December 31, 2011 and 2010, respectively.  Net losses from major catastrophes for the year ended December 31, 2011 were attributable to the February and June earthquakes in New Zealand, the earthquake in Japan, U.S. tornadoes, Hurricane Irene, floods in Australia, Thailand and Denmark, and Cyclone Yasi.

Gross premiums written decreased by $51.1 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010.  Gross premiums written included reinstatement premiums related to major catastrophes of $30.6 million and $17.7 million for the years ended December 31, 2011 and 2010, respectively.  The decrease in gross premiums written was due to decreases across most classes of business, most significantly in the catastrophe excess-of-loss classes, for the year ended December 31, 2011 as compared with the same period in 2010 and resulted from fewer opportunities that met our underwriting standards and our desire to reduce our exposure to catastrophe events.   The increase in ceded premiums written was due to an increase in our purchase of retrocessional coverage on catastrophe business for the year ended December 31, 2011 as compared with the same period in 2010 that resulted from our desire to reduce our exposure to catastrophe events.  Net premiums earned decreased by $68.0 million for the year ended December 31, 2011 as compared with the same period in 2010, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $284.6 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010, primarily due to an increase in losses arising from major catastrophes.  The following table sets forth the components of pre-tax net losses by major catastrophe for the year ended December 31, 2011 ($ in thousands):

Major Catastrophe	Gross Losses and LAE	Retrocessional Recoveries	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
February New Zealand earthquake	$(221,786)	$-	$(221,786)	$13,255	$(208,531)
Japan earthquake	(182,488)	35,000	(147,488)	3,851	(143,637)
U.S. tornadoes	(47,289)	-	(47,289)	4,288	(43,001)
June New Zealand earthquake	(33,675)	-	(33,675)	-	(33,675)
Thailand floods	(29,694)	-	(29,694)	1,068	(28,626)
Australian floods	(18,488)	-	(18,488)	1,960	(16,528)
Cyclone Yasi	(14,353)	-	(14,353)	877	(13,476)
Hurricane Irene	(13,976)	-	(13,976)	1,935	(12,041)
Denmark floods	(13,805)	-	(13,805)	3,366	(10,439)
Total	$(575,554)	$35,000	$(540,554)	$30,600	$(509,954)

For the year ended December 31, 2010, net losses and LAE arising from major catastrophes of $232.4 million, excluding reinstatement premiums earned of $17.7 million, related primarily to the 2010 earthquakes in Chile and New Zealand.  Net losses and LAE arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 149.1 points and 54.3 points for the years ended December 31, 2011 and 2010, respectively.

Net favorable loss development was $41.4 million and $36.9 million for the years ended December 31, 2011 and 2010, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 11.2 points and 9.2 points for the years ended December 31, 2011 and 2010, respectively.  Net favorable loss development for the years ended December 31, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Major catastrophes	$19,426	$(10)	$(1,035)	$18,381
Property per risk excess-of-loss	15,987	328	34	16,349
Property proportional	7,769	160	-	7,929
Crop	1,947	(164)	-	1,783
Marine, aviation and satellite	822	(359)	570	1,033
Catastrophe excess-of-loss (non-major events)	(4,516)	(144)	(317)	(4,977)
Total	$41,435	$(189)	$(748)	$40,498

Net favorable development in the major catastrophes class arose primarily from the February 2010 earthquake in Chile, the September 2010 earthquake in New Zealand and the December 2010 floods in Australia.  Net favorable development in the property per risk excess-of-loss class arose from the 2007 through 2010 underwriting years.  Net favorable development in the property proportional class arose primarily from the 2008 and 2009 underwriting years, with a change in the expected loss ratios contributing $0.7 million of the net favorable development.  Net favorable development in the crop class arose primarily from North American business in the 2010 underwriting year.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2007 and 2008 underwriting years. This was partially offset by unfavorable development in the 2009 underwriting year primarily arising from the loss related to the explosion on the Deepwater Horizon oil rig. Net unfavorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from an increase in loss advices from ceding companies related to fourth quarter 2010 events in Europe and Australia, partially offset by an improvement in North American business and international business prior to 2010.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Property per risk excess-of-loss	$22,016	$(149)	$1,133	$23,000
Catastrophe excess-of-loss (non-major events)	10,057	222	654	10,933
Crop	16,914	(4,732)	-	12,182
Property proportional	5,802	(414)	-	5,388
Marine, aviation and satellite	(1,776)	(361)	751	(1,386)
Major catastrophes	(16,160)	-	(692)	(16,852)
Total	$36,853	$(5,434)	$1,846	$33,265

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

Net acquisition expenses and related net acquisition expense ratios were $49.3 million and 13.8% , respectively, for the year ended December 31, 2011 and $60.2 million and 14.4%, respectively, for the year ended December 31, 2010.  The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned and a decrease in commissions related to prior years as compared with the same period in 2010.  The decrease in acquisition expense ratio for the year ended December 31, 2011 was primarily due to a decrease in commissions related to prior years as compared with the same period in 2010.   The increase in commissions related to prior years was $0.2 million and $5.4 million for the years ended December 31, 2011 and 2010, respectively.  The commissions related to prior years increased the net acquisition expense ratio by 0.1 points and 1.2 points for the years ended December 31, 2011 and 2010, respectively.  Net acquisition expenses and related net acquisition expense ratios were also affected by changes in the mix of business.

Other underwriting expenses were $27.6 million and $32.7 million for the years ended December 31, 2011 and 2010, respectively.  The decrease in 2011 as compared with 2010 was primarily attributable to a decrease in performance-based compensation in 2011.

Casualty

The Casualty operating segment generated 45.6% and 43.3% of our net premiums written for the years ended December 31, 2011 and 2010, respectively.  The following table summarizes underwriting activity and ratios for the Casualty segment for the years ended December 31, 2011 and 2010 ($ in thousands):

	2011	2010	Increase (decrease)
Net premiums written	$296,989	$329,397	$(32,408)
Net premiums earned	318,734	343,812	(25,078)
Net losses and LAE	178,650	119,679	58,971
Net acquisition expenses	72,738	71,474	1,264
Other underwriting expenses	19,002	23,091	(4,089)
Casualty segment underwriting income	$48,344	$129,568	$(81,224)

Underwriting ratios:
Net loss and LAE	56.0%	34.8%	21.2 points
Net acquisition expense	22.8%	20.8%	2.0 points
Other underwriting expense	6.0%	6.7%	(0.7) points
Combined	84.8%	62.3%	22.5 points

The Casualty segment underwriting income decreased by $81.2 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010, primarily due to a decrease in net favorable development.  Net favorable development was $59.9 million and $121.1 million for the years ended December 31, 2011 and 2010, respectively.  In addition, a review of our administrative costs of managing claims resulted in a reduction of $13.2 million in ULAE reserves in 2010.

Net premiums written decreased by $32.4 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010, primarily due to decreases in the North American casualty excess-of-loss, international casualty and financial lines classes as a result of fewer opportunities that met our underwriting standards.  Net premiums earned decreased by $25.1 million as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $59.0 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010, primarily due to a decrease in net favorable loss development. Net favorable loss development was $59.4 million and $113.3 million for the years ended December 31, 2011 and 2010, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 18.8 points and 33.6 points for the years ended December 31, 2011 and 2010, respectively.  Net favorable loss development for  the years ended December 31, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business. In addition, changes in our estimate of the administrative costs of managing claims decreased the net loss and LAE ratio by 3.5 points in 2010.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$34,503	$(2,227)	$58	$32,334
North American umbrella	12,049	304	-	12,353
North American occurrence excess-of-loss	10,859	222	210	11,291
Financial lines	9,348	(244)	(405)	8,699
Accident and health	(2,958)	1,591	-	(1,367)
International casualty	(4,981)	233	518	(4,230)
Other	600	(69)	281	812
Total	$59,420	$(190)	$662	$59,892

Net favorable development in the North American claims made class arose primarily from the 2003 through 2007 underwriting years.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2008 underwriting years. The net favorable development in the 2008 underwriting year resulted from improved loss experience in the current year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2002 through 2007 underwriting years, with a change in the loss development patterns contributing approximately $2.1 million of net favorable development.  Net favorable development in the financial lines class arose primarily from North American surety business across most prior underwriting years, with a change in the loss development patterns resulting in approximately $1.5 million of net favorable development.  Net unfavorable development in the accident and health class arose primarily from the 2004 through 2006 underwriting years partially offset by favorable development on the 2008 underwriting year.  Net unfavorable development in the international casualty class arose primarily from the 2008 and 2010 underwriting years arising from wildfires in Australia and energy related claims in the United States written under global covers. This was partially offset by favorable development on the 2005 and 2006 underwriting years. Changes in the loss development patterns in this class resulted in approximately $1.6 million of net favorable development.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$54,054	$2,714	$-	$56,768
North American occurrence excess-of-loss	35,377	(327)	72	35,122
North American clash	12,748	86	140	12,974
North American umbrella	9,205	212	-	9,417
Financial lines	11,488	(13)	(1)	11,474
Accident and health	5,038	1,292	-	6,330
International casualty	(14,768)	800	2,819	(11,149)
Other	139	-	-	139
Total	$113,281	$4,764	$3,030	$121,075

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

Net acquisition expenses and related net acquisition expense ratios were $72.7 million and 22.8%, respectively, for the year ended December 31, 2011 and $71.5 million and 20.8%, respectively, for the year ended December 31, 2010.  The increase in the acquisition expense ratio was due to an increase in commissions related to prior years for the year ended December 31, 2011 as compared with the same period in 2010.  The increase in commissions related to prior years was $0.2 million and had no effect on the net acquisition expense ratio for the year ended December 31, 2011.  The decrease in commissions related to prior years was $4.8 million and decreased the net acquisition expense ratio by 1.6 points for the year ended December 31, 2010.  Net acquisition expenses and related net acquisition expense ratios were also affected by changes in the mix of business.

Other underwriting expenses were $19.0 million and $23.1 million for the years ended December 31, 2011 and 2010, respectively.  The decrease in 2011 as compared with 2010 was primarily attributable to a decrease in performance-based compensation in 2011.

Finite Risk

The Finite Risk segment generated 1.5% and 2.4% of our net premiums written for the years ended December 31, 2011 and 2010, respectively.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the years ended December 31, 2011 and 2010 ($ in thousands):

	2011	2010	Increase (decrease)
Net premiums written	$9,843	$18,517	$(8,674)

Net premiums earned	13,742	17,419	(3,677)
Net losses and LAE	(1,275)	4,232
Net acquisition expenses	11,091	14,978
Net losses, LAE and acquisition expenses	9,816	19,210	(9,394)
Other underwriting expenses	940	1,260	(320)
Finite Risk segment underwriting income (loss)	$2,986	$(3,051)	$6,037
Underwriting ratios:
Net loss and LAE	(9.3)%	24.3%
Net acquisition expense	80.7%	86.0%
Net loss, LAE and acquisition expense	71.4%	110.3%	(38.9) points
Other underwriting expense	6.8%	7.2%	(0.4) points
Combined	78.2%	117.5%	(39.3) points

During the years ended December 31, 2011 and 2010, the Finite Risk portfolio consisted of one in-force contract and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.  The decreases in net premiums written and net premiums earned for the year ended December 31, 2011 as compared with the year ended December 31, 2010 were primarily attributable to a decrease in the underlying premiums written relating to the one in-force contract.

Net losses, LAE and acquisition expenses decreased by $9.4 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010, primarily due to net favorable development in 2011 as compared with net unfavorable development in 2010.  Net favorable development was $4.0 million for the year ended December 31, 2011 compared with net unfavorable development of $2.5 million for the year ended December 31, 2010.  Net favorable development for the year ended December 31, 2011 was primarily related to contracts from the 2004 underwriting year offset by net unfavorable development related to a contract from the 2003 underwriting year.  Net unfavorable development for the year ended December 31, 2010 was primarily related to a contract from the 2003 underwriting year.  The net favorable development decreased the net loss and LAE and acquisition expense ratio by 29.0 points for the year ended December 31, 2011 compared with net unfavorable development increasing the ratio by 14.3 points for the year ended December 31, 2010.

Non-Underwriting Results

Net Investment Income

Net investment income was $125.9 million and $134.4 million for the years ended December 31, 2011 and 2010, respectively.  Net investment income decreased during the year ended December 31, 2011, as compared with the same period in 2010, as a result of a small reduction in average investable assets and a slight decrease in average yields for the portfolio, from 3.2% to 3.1%.

Net Realized Gains on Investments

Net realized gains on investments were $3.9 million and $107.8 million for the years ended December 31, 2011 and 2010, respectively.  Sales of investments resulted in net realized gains of $1.4 million for the year ended December 31, 2011, primarily from realized gains from U.S. Treasury Inflation-Protected Securities ("TIPS") and corporate bonds partially offset by realized losses from U.S. Government securities.  The net gains from mark-to-market adjustments on trading securities of $2.5 million for the year ended December 31, 2011 were related primarily to non-U.S government securities partially offset by insurance-linked securities.  Sales of investments resulted in net realized gains of $106.4 million for the year ended December 31, 2010, primarily from U.S. Government securities, U.S. Government agency residential mortgage-backed securities ("RMBS"), and non-U.S. government securities.  The net gains from mark-to-market adjustments on trading securities of $1.4 million for the year ended December 31, 2010 were related primarily to non-U.S. government securities.

Net Impairment Losses on Investments

Net impairment losses on investments were $22.4 million and $36.6 million for the years ended December 31, 2011 and 2010, respectively.  The net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that exclusively relate to investments in securitized mortgages not guaranteed by U.S. government agencies.  The net impairment losses recorded for the year ended December 31, 2011 reflect our revised assumptions regarding macroeconomic conditions in the United States, including the outlook for home prices, and included $19.0 million related to non-agency RMBS and $3.4 million related to sub-prime asset-backed securities (“ABS”).  The net impairment losses recorded for the year ended December 31, 2010 included $17.7 million related to sub-prime ABS, $11.2 million related to non-agency RMBS and $7.7 million related to commercial mortgage-backed securities (“CMBS”).

Net Changes in Fair Value of Derivatives

The net changes in the fair value of derivatives resulted in an expense of $4.3 million and $9.6 million for the years ended December 31, 2011 and 2010, respectively.  For the year ended December 31, 2011, expenses of $2.5 million related to a derivative agreement with Topiary Capital Limited (“Topiary”) that was used to manage our exposure to certain underwriting risks.  In addition, expenses of $1.6 million related to put options on treasury futures that were purchased to temporarily protect our investment portfolio against a sudden increase in interest rates.  The net changes in the fair value of derivatives for the year ended December 31, 2010 were attributable to the derivative agreement with Topiary.

Operating Expenses

Non-underwriting operating expenses were $15.6 million and $25.6 million for the years ended December 31, 2011 and 2010, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The decrease during the year ended December 31, 2011 as compared with the same period in 2010 was primarily attributable to a decrease in performance-based compensation in 2011.

Interest Expense

Interest expense was $19.1 million and $19.0 million for the years ended December 31, 2011 and 2010, respectively, and related to our $250.0 million of debt obligations.

Income Taxes

Income tax benefit was $3.1 million and income tax expense was $43.2 million for the years ended December 31, 2011 and 2010, respectively.  Our effective tax rate was (1.4%) and 16.7% for the years ended December 31, 2011 and 2010, respectively.  Income tax expense or benefit is primarily driven by the taxable income or loss generated by our U.S.-based subsidiaries.  The income tax expense or benefit rate is driven by the portion of taxable income or loss generated by our U.S.-based subsidiaries relative to the income or loss generated by our Bermuda-based operations, which are non-taxable.  Premiums earned by our U.S. and Bermuda-based subsidiaries generally do not bear a proportionate relationship to their respective pre-tax income for a variety of reasons, including the significant impact on pre-tax income of the different mixes of business underwritten by the particular subsidiary, the presence or absence of underwriting income or loss attributable to such business, and the investment results experienced by the particular subsidiary.

Pre-tax loss was $235.6 million in our Bermuda companies and pre-tax income was $7.4 million in our U.S. companies for the year ended December 31, 2011.  Pre-tax income was $122.9 million and $130.3 million in our Bermuda and U.S. companies, respectively, for the year ended December 31, 2010.  In 2011, pre-tax loss in our Bermuda companies resulted primarily from an increase in losses related to major catastrophe activity.

See Note 8 to the "Consolidated Financial Statements" contained elsewhere in this Form 10-K for further detail on our pre-tax income by jurisdiction as well as a reconciliation of expected income taxes to our actual income tax expense or benefit.

Year Ended December 31, 2010 as Compared with the Year Ended December 31, 2009

Net income (loss) and diluted earnings (loss) per common share for the years ended December 31, 2010 and 2009 were as follows ($ and amounts in thousands, except diluted earnings (loss) per common share):

	2010	2009	Net change
Underwriting income	$108,869	$218,188	$(109,319)
Net investment income	134,385	163,941	(29,556)
Net realized gains on investments	107,791	78,630	29,161
Net impairment losses on investments	(36,610)	(17,603)	(19,007)
Other revenues (expenses)	(55,783)	(55,580)	(203)
Income before income taxes	258,652	387,576	(128,924)
Income tax expense	(43,154)	(4,285)	(38,869)
Net income	215,498	383,291	(167,793)
Preferred dividends	-	(1,301)	1,301
Net income attributable to common shareholders	$215,498	$381,990	$(166,492)

Weighted average shares outstanding for diluted earnings per common share	45,052	52,315	(7,263)
Diluted earnings per common share	$4.78	$7.33	$(2.55)

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

Net losses arising from major catastrophes were $214.8 million and $35.5 million for the years ended December 31, 2010 and 2009, respectively.  Net favorable development was $151.9 million and $101.0 million for the years ended December 31, 2010 and 2009, respectively.  The net favorable development for the year ended December 31, 2010 relating to prior years was substantially all in the Property and Marine and Casualty segments.  Additionally, we conducted a review of ULAE reserve factors across all lines of business during the third quarter of 2010.  The review involved a detailed analysis of our administrative costs of managing claims since our inception and, in our judgment, we concluded that the amounts paid had reached sufficient credibility for us to change our previously selected ULAE reserve factors.  The change in our estimate of the administrative costs of managing claims resulted in a $13.2 million reduction of ULAE reserves.

Property and Marine

The Property and Marine operating segment generated 54.3% and 57.6% of our net premiums written for the years ended December 31, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Property and Marine segment for the years ended December 31, 2010 and 2009 ($ in thousands):

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

Underwriting ratios:
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

Net favorable development was $33.3 million for the year ended December 31, 2010. See "Results of Operations - Year Ended December 31, 2011 as Compared with the Year Ended December 31, 2010 - Underwriting Results - Property and Marine" above for discussion of net favorable development by class of business for the year ended December 31, 2010.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Property per risk excess-of-loss	$11,932	$(181)	$2,125	$13,876
Catastrophe excess-of-loss (non-major events)	13,877	1,284	217	15,378
Property proportional	5,001	(391)	-	4,610
Major catastrophes	(3,474)	-	349	(3,125)
Crop	(8,783)	5,102	-	(3,681)
Marine, aviation and satellite	(4,294)	330	2,027	(1,937)
Total	$14,259	$6,144	$4,718	$25,121

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

Net acquisition expenses and related net acquisition expense ratios were $60.2 million and 14.4%, respectively, for the year ended December 31, 2010 and $67.0 million and 12.7%, respectively, for the year ended December 31, 2009.  The decrease in net acquisition expenses in 2010 as compared with 2009 was primarily due to a decrease in net premiums earned.  The increase in the acquisition expense ratio was due to an increase in commissions related to the increase in net favorable development and was also impacted by changes in the mix of business.

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

Underwriting ratios:
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

Net favorable development was $121.1 million for the year ended December 31, 2010. See "Results of Operations - Year Ended December 31, 2011 as Compared with the Year Ended December 31, 2010 - Underwriting Results - Casualty" above for discussion of net favorable development by class of business for the year ended December 31, 2010.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2009 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$19,039	$(705)	$-	$18,334
North American clash	1,882	46	368	2,296
North American occurrence excess-of-loss	15,613	(261)	84	15,436
North American umbrella	26,349	4,684	-	31,033
Accident and health	(4,714)	678	-	(4,036)
Financial lines	9,586	(157)	(577)	8,852
International casualty	6,238	(258)	192	6,172
Other	(404)	414	-	10
Total	$73,589	$4,441	$67	$78,097

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

Net acquisition expenses and related net acquisition expense ratios were $71.5 million and 20.8%, respectively, for the year ended December 31, 2010 and $88.8 million and 22.8%, respectively, for the year ended December 31, 2009.  The decrease in net acquisition expenses in 2010 as compared with 2009 was primarily due to the decrease in net premiums earned.  The decrease in the acquisition expense ratio was primarily due to changes in the mix of business.  In addition, the decrease was partially due to a decrease in commissions related to prior years of $4.8 million, which decreased the net acquisition ratio by 1.6% in 2010 as compared with a decrease of $4.4 million in commissions, which decreased the net acquisition ratio by 1.2% in 2009.

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

Finite Risk

The Finite Risk segment generated 2.4% and 2.7% of our net premiums written for the years ended December 31, 2010 and 2009, respectively.  The following table summarizes underwriting activity and ratios for the Finite Risk segment for the years ended December 31, 2010 and 2009 ($ in thousands):

	2010	2009	Increase (decrease)
Net premiums written	$18,517	$24,335	$(5,818)

Net premiums earned	17,419	19,947	(2,528)
Net losses and LAE	4,232	1,185
Net acquisition expenses	14,978	20,586
Net losses, LAE and acquisition expenses	19,210	21,771	(2,561)
Other underwriting expenses	1,260	1,412	(152)
Finite Risk segment underwriting income (loss)	$(3,051)	$(3,236)	$185
Underwriting ratios:
Net loss and LAE	24.3%	5.9%
Net acquisition expense	86.0%	103.2%
Net loss, LAE and acquisition expense	110.3%	109.1%	1.2 points
Other underwriting expense	7.2%	7.1%	0.1 points
Combined	117.5%	116.2%	1.3 points

During the years ended December 31, 2010 and 2009, the Finite Risk portfolio consisted of one in-force contract.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively insignificant adjustments of prior years’ reserves.  The decreases in net premiums written and net premiums earned for the year ended December 31, 2010 as compared with the year ended December 31, 2009 were primarily attributable to a decrease in the underlying premiums written relating to the one in-force contract.

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

Net Realized Gains on Investments

Net realized gains on investments were $107.8 million and $78.6 million for the years ended December 31, 2010 and 2009, respectively.  Sales of investments resulted in net realized gains of $106.4 million for the year ended December 31, 2010, primarily from U.S. Government securities, U.S. Government agency RMBS and non-U.S. Government securities. The net gains from mark-to-market adjustments on trading securities for the year ended December 31, 2010 included net gains of $1.4 million primarily related to non-U.S. Government securities.  Sales of investments resulted in net realized gains of $80.9 million for the year ended December 31, 2009, primarily from TIPS, U.S. Government agency securities, corporate bonds and non-agency RMBS.  The net losses from mark-to-market adjustments on trading securities for the year ended December 31, 2009 were comprised of $2.1 million related to non-U.S. dollar denominated securities and $1.2 million related to TIPS, which were partially offset by net gains of $1.0 million related to insurance-linked securities.

Net Impairment Losses on Investments

Net impairment losses on investments were $36.6 million and $17.6 million for the years ended December 31, 2010 and 2009, respectively.  The net impairment losses recorded for the year ended December 31, 2010 included $17.7 million related to sub-prime ABS, $11.2 million related to non-agency RMBS and $7.7 million related to CMBS.  The net impairment losses recorded for year ended December 31, 2009 included $8.4 million related to non-agency RMBS, $5.3 million related to sub-prime ABS and $2.7 million related to CMBS.

Net Changes in Fair Value of Derivatives

The net changes in the fair value of derivatives resulted in an expense of $9.6 million and $9.7 million for the years ended December 31, 2010 and 2009, respectively, and were attributed to the derivative agreement with Topiary that was used to manage our exposure to certain underwriting risks.

Operating Expenses

Non-underwriting operating expenses were $25.6 million and $30.3 million in 2010 and 2009, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The decrease for the year ended December 31, 2010 as compared with the same period in 2009 was primarily attributable to a decrease in performance-based compensation expense in 2010.

Interest Expense

Interest expense was $19.0 million for each of the years ended December 31, 2010 and 2009 and related to our $250.0 million of debt obligations.

Income Taxes

Income tax expense was $43.2 million and $4.3 million for the years ended December 31, 2010 and 2009, respectively.  Our effective tax rate was 16.7% and 1.1% for the years ended December 31, 2010 and 2009, respectively.  Income tax expense or benefit is primarily driven by the taxable income or loss generated by our U.S.-based subsidiaries.  The income tax expense or benefit rate is driven by the portion of taxable income or loss generated by our U.S.-based subsidiaries relative to the income or loss generated by our Bermuda-based operations, which are non-taxable.   Premiums earned by our U.S. and Bermuda-based subsidiaries generally do not bear a proportionate relationship to their respective pre-tax income for a variety of reasons, including the significant impact on pre-tax income of the different mixes of business underwritten by the particular subsidiary, the presence or absence of underwriting income or loss attributable to such business, and the investment results experienced by the particular subsidiary.

Pre-tax income for the years ended December 31, 2010 and 2009 was $122.9 million and $365.5 million, respectively, in our Bermuda companies and $130.3 million and $16.0 million, respectively, in our U.S. companies.  In 2009, pre-tax income in our Bermuda companies was higher as compared with our U.S. companies due to significantly higher net underwriting income in Platinum Bermuda.

Financial Condition

Liquidity

Liquidity Requirements

Platinum Holdings is a holding company, the assets of which consist primarily of shares of its subsidiaries.  Platinum Holdings depends primarily on its available cash resources and liquid investments and dividends and other distributions from its subsidiaries to meet its obligations.  Such obligations, and those of Platinum Finance, may include operating expenses, debt service obligations and income taxes.  We believe that Platinum Holdings has sufficient cash resources and its subsidiaries have available dividend capacity to service our current outstanding obligations.  Our reinsurance subsidiaries’ principal cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, income taxes and dividends to Platinum Holdings.  We consider the impact of dividends and other distributions from our reinsurance subsidiaries on their respective capital levels, which may impact the financial strength rating assigned to our subsidiaries by A.M. Best and S&P.

Platinum Bermuda is not licensed, approved or accredited as a reinsurer in the United States and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.  See “Sources of Liquidity – Credit Facilities” below for additional information on our credit facilities and the collateral required by us.

Platinum Bermuda and Platinum US have reinsurance and other contracts that also require them to provide collateral to ceding companies should certain events occur, such as a decline in our financial strength rating by A.M. Best or S&P below specified levels or a decline in statutory equity below specified amounts, or when certain levels of assumed liabilities are attained.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur. As of December 31, 2011 and 2010, we held investments with a carrying value of $61.1 million and $69.8 million, respectively, and cash and cash equivalents of $9.3 million and $9.9 million, respectively, in trust to collateralize obligations under various reinsurance contracts.

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of dividends that can be paid by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance, without the prior approval of the relevant regulatory authorities.  Based on regulatory restrictions, the unaudited maximum amount available for payment of dividends by our reinsurance subsidiaries during 2012 without prior regulatory approval is as follows ($ in thousands):

Platinum Bermuda	$286,607
Platinum US	52,806
Total	$339,413

During the year ended December 31, 2011, dividends of $300.0 million were paid by the reinsurance subsidiaries of Platinum Holdings, of which $255.0 million was paid by Platinum Bermuda to Platinum Holdings and $45.0 million was paid by Platinum US to Platinum Finance.

During the year ended December 31, 2011, Platinum US repaid a $100.0 million surplus note to Platinum Regency, the parent company of Platinum Finance, and Platinum Regency paid dividends of $100.0 million to Platinum Holdings.  There are no regulatory restrictions on the amount of dividends that Platinum Finance can pay to Platinum Regency. Irish law prohibits Platinum Regency from declaring a dividend to its shareholders unless it has “profits available for distribution.”  The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.

During the year ended December 31, 2011, Platinum Holdings repaid loans from Platinum Finance of $75.0 million, due February 1, 2011.  In March 2011, Platinum Holdings contributed an additional $120.0 million in capital to Platinum Bermuda.

Platinum Holdings fully and unconditionally guarantees the outstanding $250.0 million of debt obligations of Platinum Finance.  Platinum Finance pays interest at a rate of 7.5% per annum on each June 1 and December 1.

Platinum Holdings also may require cash to pay for share repurchases.  See “Sources of Liquidity - Share and Debt Repurchases” below for additional discussion on share repurchases.

Sources of Liquidity

Our sources of funds consist primarily of cash and cash equivalents held by us, cash from operations, proceeds from sales, redemption and maturity of investments, borrowings from our credit facilities and the issuance of securities.  As at December 31, 2011, we had cash and cash equivalents of $792.5 million and Platinum Holdings had cash and cash equivalents of $47.8 million.  We expect that our liquidity needs for the next twelve months will be met by our cash and cash equivalents, short-term investments, cash flows from operations, investment income and proceeds from the sale, redemption or maturity of our investments.

Cash Flows

Net cash flows used in operating activities were $33.7 million, or $65.1 million excluding trading securities, for the year ended December 31, 2011.  Net cash flows provided by operating activities were $24.7 million, or $68.3 million excluding trading securities, for the year ended December 31, 2010.  Our reinsurance subsidiaries have liquidity from premiums, which are generally received in advance of the time losses are paid.  The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future.  However, due to the nature of our reinsurance operations, cash flows are affected by claim payments that can fluctuate from year to year.  The amount and timing of actual claim payments can vary based on many factors, including the severity of individual losses, changes in the legal environment, and general market conditions.  During the year ended December 31, 2011, unpaid losses and LAE increased by $172.2 million primarily as a result of significant major catastrophe activity during 2011.  We anticipate that our future operating cash flow may be negatively impacted by the payment of these losses.

Net cash flows used in investing activities were $24.2 million for the year ended December 31, 2011 and net cash flows provided by investing activities were $738.3 million for the year ended December 31, 2010.  In 2011, net cash flows used in investing activities were primarily due to an increase in the acquisition of short-term investments offset by sales and maturities of fixed maturity available-for-sale and trading securities.  In 2010, net cash flows provided by investing activities were primarily due to sales and maturities of fixed maturity available-for-sale and trading securities offset by the acquisition of fixed maturity available-for-sale securities and short-term investments.  In 2011, we increased our net acquisition of short-term investments in light of the expected loss payments resulting from increased major catastrophe activity and to manage the overall duration of our investment portfolio.

Net cash flows used in financing activities were $153.1 million and $457.0 million for the years ended December 31, 2011 and 2010, respectively.  Net cash flows used in financing activities in 2011 primarily related to repurchases of common shares and the purchase of common share options of $94.7 million and $47.9 million, respectively, and the payment of dividends to common shareholders of $11.7 million.  Net cash flows used in financing activities in 2010 primarily related to repurchases of common shares and the purchase of common share options of $379.7 million and $98.5 million, respectively, and the payment of dividends to common shareholders of $13.4 million.

Investments

Our investable assets totaled $4.2 billion as at both December 31, 2011 and 2010.  Investable assets include investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers and had a duration of 3.6 and 4.1 years as of December 31, 2011 and 2010, respectively.

As part of our investment strategy, we seek to establish a level of cash and liquid short-term and intermediate-term securities which, combined with expected cash flows from our operating activities, we believe to be adequate to meet our foreseeable payment obligations.  The ultimate amount and timing of claim payments could differ materially from our estimates and create significant variations in cash flows from operations between periods, which may require us to make payments from other sources of liquidity, such as sales of investments, borrowings from credit facilities or proceeds from capital market transactions.  If we need to sell investments to meet liquidity requirements, the sale of such investments may be at a material loss.

Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  See Note 3 to the “Consolidated Financial Statements” in this Form 10-K for additional discussion of fair values.  The following table sets forth the fair values, net unrealized gains and losses and credit quality of our investments as of December 31, 2011 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Credit Quality
Fixed maturity available-for-sale securities:
U.S. Government	$5,083	$381	Aaa
U.S. Government agencies	100,259	259	Aaa
Municipal bonds:
State general obligation bonds	877,994	76,112	Aa2
Essential service bonds	425,340	39,071	Aa3
State income tax and sales tax bonds	181,751	21,120	Aa1
Other municipal bonds	136,291	11,552	Aa2
Pre-refunded bonds	39,384	2,247	Aa2
Subtotal	1,660,760	150,102	Aa2
Non-U.S. governments	71,266	1,274	Aa1
Corporate bonds:
Industrial	226,364	12,183	A3
Utilities	70,424	5,384	A3
Insurance	45,292	2,387	A3
Finance	7,468	376	Baa2
Subtotal	349,548	20,330	A3
Commercial mortgage-backed securities	204,609	9,300	Aa2
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	200,904	2,357	Aaa
Non-agency residential mortgage-backed securities	45,559	(11,276)	Caa2
Alt-A residential mortgage-backed securities	5,164	(641)	Caa2
Subtotal	251,627	(9,560)	Aa3
Asset-backed securities:
Asset-backed securities	12,710	(890)	Aaa
Sub-prime asset-backed securities	7,712	(2,332)	Caa3
Subtotal	20,422	(3,222)	Baa1
Total fixed maturity available-for-sale securities	2,663,574	168,864	Aa3

Fixed maturity trading securities:
Non-U.S. governments	125,126	n/a	Aaa
Total fixed maturity trading securities	125,126	n/a	Aaa

Short-term investments:
Available-for-sale	407,709	(3)	Aaa
Trading	181,125	n/a	Aaa
Total short-term investments	588,834	(3)
Total investments	$3,377,534	$168,861	Aa2

As of December 31, 2011, our investments had a dollar weighted average rating of Aa2, primarily measured by Moody’s.  If a particular security did not have a Moody’s rating then a rating from S&P was generally converted to a Moody’s equivalent rating.

Our non-U.S. government bond portfolio consists of securities issued by governments, provinces, agencies and supranationals as well as debt issued by financial institutions that is guaranteed by non-U.S. governments.

The following table provides additional detail on the fair value and amortized cost of our portfolio of non-U.S. government fixed maturity available-for-sale securities, fixed maturity trading securities and short-term investments converted to U.S. dollars as of December 31, 2011 ($ in thousands):

	Fair Value
Non-U.S. Government portfolio	Local Currency	Other Foreign Currencies	U.S. Dollar	Total	Amortized Cost
Germany	$63,214	$-	$-	$63,214	$59,751
Ireland	-	-	4,373	4,373	4,999
Netherlands	-	1,498	-	1,498	1,357
Eurozone governments	63,214	1,498	4,373	69,085	66,107

New Zealand	126,434	-	-	126,434	126,360
Australia	56,379	-	30,843	87,222	85,966
United Kingdom	55,561	-	-	55,561	49,920
Norway	-	-	20,091	20,091	20,007
Canada	-	-	10,757	10,757	10,001
Japan	-	-	5,202	5,202	5,000
European Investment Bank	-	1,853	-	1,853	1,657
Sweden	-	1,312	-	1,312	1,207
Other non-U.S. governments	238,374	3,165	66,893	308,432	300,118
Total non-U.S. governments	$301,588	$4,663	$71,266	$377,517	$366,225

When investing in a local or foreign currency it is for purposes of hedging our net foreign currency reinsurance liabilities.  All of our investments in debt issued by Eurozone financial institutions are guaranteed by their respective governments and are included in the table above.

In addition to the investments noted above, we hold non-U.S. dollar denominated cash and cash equivalents of $242.2 million that are also held for the purpose of hedging our net foreign currency reinsurance liabilities.

The net unrealized gain position of our municipal bond and corporate bond portfolios was $150.1 million and $20.3 million, respectively, as of December 31, 2011 as compared with an unrealized loss position of our municipal bond portfolio of $3.3 million and an unrealized gain position of our corporate bond portfolio of $17.5 million at December 31, 2010.  The improvement in the net unrealized position in our municipal bond portfolio was primarily attributable to a decrease in U.S. Government treasury yields.  We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.

The net unrealized gain position of our portfolio of CMBS was $9.3 million as of December 31, 2011 as compared with $8.3 million as of December 31, 2010.  The increase in the net unrealized gain position was primarily attributable to a decrease in U.S. Government treasury yields during the year partially offset by an increase or widening of interest rate spreads. We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized loss position of our RMBS portfolio was $9.6 million, with non-agency RMBS representing $11.3 million, as of December 31, 2011 as compared with $25.9 million, with non-agency RMBS representing $25.6 million, as of December 31, 2010.  Net impairment losses recorded in our statement of operations in 2011 significantly reduced our unrealized losses on non-agency RMBS compared with 2010.  Approximately 80% of the RMBS in our investment portfolio were issued or are guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 20% of our RMBS were issued by non-agency institutions and included securities with underlying Alt-A mortgages.  The net unrealized loss position of our portfolio of sub-prime ABS was $2.3 million as of December 31, 2011 as compared with $4.4 million as of December 31, 2010.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

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

Credit Facilities

On June 24, 2011, we entered into a three-year, $300.0 million credit facility (the "Syndicated Credit Facility") that amended and restated our existing credit facility, which was scheduled to expire on September 13, 2011.  The Syndicated Credit Facility consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  Borrowings and letters of credit under the Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of our reinsurance subsidiaries under the Syndicated Credit Facility.  The Syndicated Credit Facility contains customary representations, warranties and covenants, including requirements to maintain a ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated tangible net worth of not less than the higher of (i) $1.25 billion or (ii) the sum of $1.258 billion plus 50% of positive net income for each fiscal year plus 75% of the aggregate increases in shareholders’ equity resulting from the issuance or sale of shares minus the amount of any extraordinary dividend payment or repurchase of shares.  Our consolidated tangible net worth was $1.54 billion, or $294.2 million greater than the minimum consolidated tangible net worth covenant of $1.25 billion as of December 31, 2011.  In addition, each of our reinsurance subsidiaries must maintain a financial strength rating from A.M. Best of at least “B++” at all times.  We are in compliance with the covenants under the Syndicated Credit Facility. The Syndicated Credit Facility provides that we may increase the lender commitments by up to $150.0 million subject to the participation of lenders.

In addition, on June 30, 2011, our reinsurance subsidiaries entered into a letter of credit facility in the maximum aggregate amount of $100.0 million (the “LOC Facility”) that expires on December 31, 2013.  Under the terms of the LOC Facility, up to $100.0 million is available for the issuance of letters of credit to support reinsurance obligations of our reinsurance subsidiaries.  The LOC Facility contains customary representations, warranties and covenants.  We are in compliance with the covenants under the LOC Facility.  We also have the ability to request a supplemental letter of credit facility for up to $150.0 million subject to agreement with the lender.

We had no cash borrowings under the Syndicated Credit Facility during the years ended December 31, 2011 and 2010.  The following table summarizes the outstanding letters of credit and the cash and cash equivalents and investments held in trust to collateralize letters of credit issued as of December 31, 2011 ($ in thousands):

	Letters of Credit		Collateral
	Capacity	Issued	Cash and Cash Equivalents	Investments	Total
Syndicated Credit Facility:
Secured	$200,000	$116,100	$42,960	$90,187	$133,147
Unsecured	100,000	-	-	-	-
Total Syndicated Credit Facility	300,000	116,100	42,960	90,187	133,147

LOC Facility	100,000	16,018	-	18,370	18,370
Total	$400,000	$132,118	$42,960	$108,557	$151,517

Capital Resources

At December 31, 2011, our capital resources of $1.9 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  At December 31, 2010, our capital resources of $2.1 billion consisted of $1.9 billion of common shareholders’ equity and $250.0 million of debt obligations.  The decrease in capital during the year ended December 31, 2011 was primarily attributable to our net loss of $224.1 million, option purchases of $47.9 million and repurchases of common shares of $94.7 million, partially offset by an improvement in accumulated other comprehensive income of $171.1 million.

We monitor our capital adequacy on a regular basis and seek to adjust our capital according to the needs of our business.  In particular, we require capital sufficient to meet or exceed: (1) the capital adequacy ratios established by rating agencies for maintenance of appropriate financial strength ratings; (2) the surplus requirements established by our ceding companies; (3) the capital adequacy tests performed by regulatory authorities; and (4) the capital requirements under our credit facilities.  We actively manage our capital and may seek to raise additional capital or return capital to our shareholders through common share repurchases and cash dividends (or a combination of such methods).  We may also seek to manage our capital through repurchases of our outstanding debt in open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions or other factors.

To the extent that our existing capital is insufficient to fund our future operating requirements or maintain our financial strength or debt ratings, we may need to raise additional capital through financings, which may be in the form of debt securities, preferred shares, common equity, bank credit facilities providing loans and/or letters of credit, or any combination of these sources. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us.  In the case of equity financings, dilution to our shareholders could result, and such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected, which could include, among other things, the following possible outcomes: (1) potential downgrades in the financial strength ratings assigned by rating agencies to our reinsurance subsidiaries, which could place those reinsurance subsidiaries at a competitive disadvantage compared with higher-rated competitors; (2) reductions in the amount of business that our reinsurance subsidiaries are able to write in order to meet capital adequacy-based tests enforced by regulatory authorities; and (3) increases in the cost of bank credit and letters of credit.  We can provide no assurance that, if needed, we would be able to obtain additional funds through financing on satisfactory terms or at all.

We do not have any material commitments for capital expenditures as of December 31, 2011.

Financial Strength Ratings

Insurer financial strength ratings are current opinions of rating agencies of the financial strength of an insurance organization with respect to its ability to meet obligations under its insurance policies and contracts.   Financial strength ratings may be used by ceding companies and reinsurance intermediaries to aid in assessing the financial strength and quality of reinsurers, and thus are an important factor in evaluating and establishing their competitive positions.

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

See Item 1, “Business – Ratings” for additional discussion on our ratings.

Share and Debt Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on February 16, 2011, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.  The following table summarizes our repurchases of common shares for the years ended December 31, 2011, 2010 and 2009 ($ in thousands, except share and per share data):

Year	Shares Repurchased	Weighted Average Cost per Share (1)	Aggregate Amount Paid
2011	2,569,068	$36.86	$94,695
2010	9,672,231	39.25	379,675
2009	7,852,498	$32.13	$252,296

(1) Including commissions.

The shares we repurchased were canceled. In January 2011, we purchased, for an aggregate of $47.9 million in cash, the common share options issued to RenaissanceRe in connection with our initial public offering in 2002.  The options provided RenaissanceRe with the right to purchase 2,500,000 common shares from us for $27.00 per share and were subsequently amended to provide for net share settlements.  The options were purchased under our share repurchase program and were canceled.  As of December 31, 2011, the remaining amount available under the repurchase program was $176.6 million.

Since 2007, we have repurchased 34,791,744 shares and purchased 8,500,000 share options for a total of $1.2 billion and $146.4 million, respectively.

Our Board of Directors has also authorized the repurchase of up to $250.0 million of our outstanding debt obligations issued by Platinum Finance in open market purchases, privately negotiated transactions or otherwise.  We have not repurchased any of our debt obligations.

The timing and amount of the repurchase transactions under our repurchase programs depends on a variety of factors, including market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of SEC rules, which are not accounted for or disclosed in the consolidated financial statements as of December 31, 2011.

Contractual Obligations

Our contractual obligations as of December 31, 2011 by estimated maturity are presented below ($ in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Series B Notes due June 1, 2017 (1)	$250,000	$-	$-	$-	$250,000
Scheduled interest payments	103,125	18,750	37,500	37,500	9,375
Subtotal - Debt Obligations	353,125	18,750	37,500	37,500	259,375

Operating Leases (2)	4,608	2,843	1,431	297	37
Unpaid losses and LAE (3)	$2,389,614	$697,816	$814,908	$319,526	$557,364

(1)	See Note 7 to the Consolidated Financial Statements contained elsewhere in this Form 10-K.
(2)	See Note 15 to the Consolidated Financial Statements contained elsewhere in this Form 10-K.
(3)
There are generally no notional or stated amounts related to unpaid losses and LAE.  Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain.  The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above.  Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2011.  There are reinsurance contracts that have terms extending into 2012 under which additional obligations will be incurred.

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

Interest Rate Risk

We are exposed to fluctuations in interest rates.  Changes in overall interest rates, generally measured by changes in the yield on risk free investments such as U.S. Treasury securities, will influence the fair values of our fixed maturity securities portfolio.  Rising interest rates generally result in a decrease in the fair value of our fixed maturity securities portfolio.  Conversely, a decline in interest rates will generally result in an increase in the fair value of our fixed maturity securities portfolio.  Interest rate changes can also impact the timing of receipt of principal payments from mortgage-backed securities.  From time to time, we may use financial futures and options as part of a hedging strategy to manage our exposure to interest rate risk and protect our fixed maturity securities portfolio against a sudden increase in interest rates.

The following table shows the aggregate hypothetical impact on the fair value of our fixed maturity securities portfolio as of December 31, 2011, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp	+ 100bp
Total market value	$2,929,646	$2,862,669	$2,788,700	$2,715,275	$2,644,951
Percent change in market value	5.1%	2.7%	0.0%	(2.6%)	(5.2%)
Resulting net appreciation (depreciation)	$140,946	$73,969	$-	$(73,425)	$(143,749)

Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum and, as a result, the impact on the fair value of our fixed maturity securities portfolio may be materially different from the resulting net appreciation or depreciation indicated in the table above.

Credit Risk

Fixed Maturity Securities

Our principal invested assets are fixed maturity securities, which are subject to the risk of potential losses from adverse changes in market rates and credit risk resulting from adverse changes in the borrower’s ability to meet its debt service obligations.  Credit risk is often measured by interest rate spreads representing the difference between the yield of a debt instrument and that of a U.S. Treasury security of similar maturity.  As the creditworthiness of a debt issuer declines, the interest rate spreads increase, which has the same effect on fair value as an increase in overall interest rates.  An increase or widening of interest rate spreads generally results in a decrease in the fair value of our fixed maturity securities portfolio.  Furthermore, a debt issuer may default on an interest or principal payment, in which case we may not collect all of the contractual cash flows associated with that security.

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

We manage our exposure to large foreign currency risks by holding invested assets denominated in non-U.S. dollar currencies in amounts that generally offset liabilities denominated in the same non-U.S. dollar currencies, thereby reducing our net exposure to foreign exchange volatility.  We may, from time to time, hold more or less non-U.S. dollar denominated assets than non-U.S. dollar liabilities.  In addition, we may use foreign currency exchange contracts as part of a hedging strategy.  As of December 31, 2011 and 2010, approximately 13.2% and 6.6%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar.  Of our business written in the years ended December 31, 2011 and 2010 approximately 23.3% and 22.0%, respectively, of premiums were written in currencies other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011, together with the reports thereon by KPMG our independent registered public accounting firm for the years ended December 31, 2011, 2010 and 2009, are set forth on pages F-1 through F-36 hereto.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the integrated framework published in September 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that provide reasonable assurance that transactions are recorded as necessary and that expenditures are being made only with proper authorization.  KPMG, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting, which appears below.

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended December 31, 2011 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying December 31, 2011 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Platinum Underwriters Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 21, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hamilton, Bermuda
February 21, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information included under the headings “Proposal 1 – Election of Directors – Information Concerning Nominees”, “Corporate Governance – Standing Committees of the Board of Directors – Governance Committee – Director Nomination Process”, “Information Concerning Executive Officers”, “Corporate Governance – Standing Committees of the Board of Directors – Audit Committee”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual General Meeting of Shareholders (our “Proxy Statement”).  We intend to file our Proxy Statement prior to April 30, 2012.

Code of Ethics

We have adopted a written Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act.  Our Code of Ethics applies to all of our directors and employees including, without limitation, our principal executive officer, our principal financial officer, our principal accounting officer and all of our employees performing financial or accounting functions.  A copy of our Code of Ethics is posted on our website at www.platinumre.com and may be found under the “Investor Relations” section by clicking on “Corporate Governance”.  In the event that we make any amendment to, or grant any waiver from, a provision of our Code of Ethics that requires disclosure under Item 5.05 of Form 8-K, in addition to filing a Form 8-K we will post such information on our website at the location specified above.  We will provide, without charge, a copy of our Code of Ethics to any person submitting such request to our corporate secretary at our principal executive offices.

Item 11.	Executive Compensation

The information required by this Item relating to executive compensation is incorporated herein by reference to information included under the headings “Director Compensation”, “Executive Compensation”, “Corporate Governance – Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” of our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item relating to security ownership of certain beneficial owners and management is incorporated herein by reference to information included under the heading “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement.

Equity Based Compensation Information

The following table summarizes information as of December 31, 2011 relating to our equity based compensation plans pursuant to which grants of options, restricted shares, restricted share units or other rights to acquire shares may be granted from time to time.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,782,229	$31.90	2,951,351
Equity compensation plans not approved by security holders	-	-	-
Total	1,782,229	$31.90	2,951,351

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

(2)
Column (a) includes outstanding options, restricted share units, and equity accounted performance based share awards.  Performance based share awards are reflected at the maximum potential payout.  In addition, a total of 145,999 unvested restricted shares are excluded from column (a) as those shares are considered issued at the time of grant.  Unvested restricted shares are also excluded from column (c) as they are no longer available for future issuance.

(3)	Restricted share units and performance based share awards are excluded from column (b) as there is no consideration due upon vesting of these awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item relating to certain relationships and related transactions and director independence is incorporated by reference to information contained under the headings “Transactions with Related Persons” and “Corporate Governance – Independence of Directors” of our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to information contained under the heading “Proposal 3 – Approval of Independent Registered Public Accounting Firm for the 2012 Fiscal Year” of our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Our consolidated financial statements as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011, together with the reports thereon by KPMG our independent registered public accounting firm for the years ended December 31, 2011, 2010 and 2009, are set forth on pages F-1 through F-36 hereto.

Schedules Supporting Financial Statements

The schedules relating to our consolidated financial statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, together with the independent registered public accounting firm report thereon, are set forth on pages S-1 through S-8 hereto.  Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X or information required is provided elsewhere in the consolidated financial statements.

Exhibits

Exhibit Number		Description

2.1		Formation and Separation Agreement dated October 28, 2002 between The St. Paul Companies, Inc. and Platinum Holdings. (2)
3(i).1		Memorandum of Association of Platinum Holdings. (1)
3(ii).1		Amended and Restated Bye-Laws of Platinum Holdings. (22)
4.1		Form of Certificate of the Common Shares of Platinum Holdings. (2)
4.2		Indenture dated October 10, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase. (2)
4.3		Indenture Supplement dated November 1, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase. (2)
4.4		Second Supplemental Indenture dated August 16, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (10)
4.5		Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (8)
4.6		First Supplemental Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (8)
4.7		Second Supplemental Indenture dated as of November 2, 2005 among Platinum Finance, Platinum Holdings and JP Morgan Chase. (11)
4.8		Purchase Contract Agreement dated November 1, 2002 between Platinum Holdings and JP Morgan Chase. (2)
4.9		Form of Senior Note of Platinum Finance. (2)
4.10		Form of Guarantee of Platinum Holdings. (2)
4.11		Exchange and Registration Rights Agreement dated May 26, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (8)
4.12		Exchange and Registration Rights Agreement dated August 16, 2005 between Platinum Holdings, Platinum Finance, and Goldman, Sachs & Co. and Merrill Lynch. (10)
10.1	*	Amended and Restated Share Unit Plan for Nonemployee Directors. (20)
10.2	*	Amendment of Amended and Restated Share Unit Plan for Nonemployee Directors. (19)
10.3	*	Form of Nonemployee Director Share Unit Award Agreement. (12)
10.4	*	Summary of Platinum Holdings’ Nonemployee Director Compensation Program. (19)
10.5	*	2002 Share Incentive Plan (2004 Update). (4)
10.6	*	2006 Share Incentive Plan. (14)
10.7	*	2010 Share Incentive Plan. (22)
10.8	*	Amended and Restated Annual Incentive Plan. (13)
10.9	*	Form of AIP Restricted Share Unit Award Agreement. (15)
10.10	*	Section 162(m) Performance Incentive Plan. (21)
10.11	*	Platinum US Executive Retirement Savings Plan. (29)
10.12	*	Arrangement for Compensation in Lieu of Participation in Executive Retirement Savings Plan. (19)
10.13	*	Platinum Holdings International Pension Plan. (29)
10.14	*	Amended and Restated Executive Incentive Plan. (17)
10.15	*	Form of EIP Share Unit Award Agreement (for awards for 2008-2010 performance cycle). (16)
10.16	*	Form of EIP Share Unit Award Agreement (for awards providing for payment in common shares). (18)
10.17	*	Form of EIP Share Unit Award Agreement (for awards providing for payment in cash). (27)
10.18	*	Capital Accumulation Plan. (2)
10.19	*	Form of Nonqualified Share Option Agreement (Employee) (for awards made prior to July 23, 2008). (5)

10.20	*	Form of Nonqualified Share Option Agreement (Employee). (18)
10.21	*	Form of Nonqualified Share Option Agreement (New Nonemployee Director). (5)
10.22	*	Form of Nonqualified Share Option Agreement (Annual Nonemployee Director). (5)
10.23	*	Form of Time-Based Share Unit Award Agreement (for awards made prior to July 23, 2008). (5)
10.24	*	Form of Time-Based Share Unit Award Agreement. (18)
10.25	*	Form of Special Share Unit Award Agreement. (5)
10.26	*	Form of Restricted Share Award Agreement (for awards made prior to July 23, 2008). (5)
10.27	*	Form of Restricted Share Award Agreement. (17)
10.28	*	Form of EIP Share Unit Award Agreement (for awards providing for payment in Common Shares) (31)
10.29	*	Form of EIP Share Unit Award Agreement (for awards providing for payment in cash) (31)
10.30	*	Form of Supplemental EIP Share Unit Award Agreement (for awards for the 2012-2013 performance cycle payable in Common Shares) (31)
10.31	*	Form of Market Share Unit Award Agreement (31)
10.32	*	Amended and Restated Change in Control Severance Plan. (17)
10.33	*	Amended and Restated Employee Severance Plan. (17)
10.34	*
Amended and Restated Employment Agreement dated July 22, 2010 between Michael E. Lombardozzi and Platinum Holdings and Letter Agreement dated September 1, 2011 between Michael E. Lombardozzi and Platinum Administrative Services, Inc. attached as Exhibit B thereto. (24)

10.35	*	Amended and Restated Employment Agreement dated July 22, 2010 between Michael D. Price and Platinum Holdings. (24)
10.36	*	Amended and Restated Employment Agreement dated October 27, 2010 between Robert S. Porter and Platinum Bermuda. (26)
10.37	*	Amended and Restated Employment Agreement dated October 27, 2010 between H. Elizabeth Mitchell and Platinum US. (26)
10.38		Employment Agreement dated April 29, 2010 between Platinum Holdings and Allan C. Decleir. (23)
10.39
Letter Agreement dated April 29, 2010 between James A. Krantz and Platinum Holdings and Consulting Agreement dated April 29, 2010 between James A. Krantz and Platinum Administrative Services, Inc. attached as Exhibit A thereto. (23)

10.40		Letter Agreement dated February 22, 2006 between Kenneth A. Kurtzman and Platinum Administrative Services, Inc.
10.41		Letter Agreement dated October 27, 2010 between Kenneth A. Kurtzman and Platinum Administrative Services, Inc.
10.42		Investment Management Agreement dated May 12, 2005 between Platinum US and Hyperion Capital Management, Inc. (6)
10.43		Investment Management Agreement dated May 12, 2005 between Platinum Bermuda and Hyperion Capital Management, Inc. (6)
10.44		Investment Management Agreement dated May 12, 2005 between Platinum Holdings, Platinum Bermuda, Platinum Regency and BlackRock Financial Management, Inc. (6)
10.45		Investment Management Agreement dated May 12, 2005 between Platinum US, Platinum Finance and BlackRock Financial Management, Inc. (6)
10.46
Second Amended and Restated Credit Agreement, dated as of June 24, 2011, by and among the Company, Platinum Bermuda, Platinum US, Platinum Finance, the Lenders party thereto, ING Bank N.V., London Branch, as Documentation Agent, U.S. Bank National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Administrative Agent. (30)

10.47
List of Contents of Exhibits and Schedules to the Second Amended and Restated Credit Agreement.  The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request. (30)

10.48		Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (3)
10.49		Amendment No. 1 dated January 1, 2005 to Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (9)
10.50		Purchase Agreement dated May 20, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (7)
10.51		Remarketing Agreement dated August 8, 2005 among Platinum Holdings, Platinum Finance, Goldman, Sachs & Co. and Merrill Lynch. (9)
10.52		Pledge Agreement dated November 1, 2002 among Platinum Holdings, State Street Bank and Trust Company and JP Morgan Chase. (2)
10.53		Purchase Agreement dated as of October 13, 2010 between Platinum Holdings and The Travelers Companies, Inc. (25)
10.54		Purchase Agreement dated January 17, 2011 between Platinum Holdings, RenaissanceRe and Renaissance Other Investments Holdings II Ltd. (28)
10.55		Termination Agreement dated as of January 17, 2011 between Platinum US, Platinum Bermuda and Renaissance Underwriting Managers Ltd. (28)
10.56		Committed Letter of Credit Issuance Facility Letter dated June 30, 2011 among Platinum Bermuda, Platinum US, the Company (solely for purposes of paragraph 9.2 thereof) and Citibank Europe plc. (30)
10.57		Insurance Letters of Credit Master Agreement dated June 30, 2011 among Platinum Bermuda, Platinum US and Citibank Europe plc. (30)
14.1		Code of Business Conduct and Ethics. (17)
21.1		Subsidiaries of Platinum Holdings. (21)
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for years ended December 31, 2011, 2010 and 2009 and (v) the Notes to the Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009.

_______________________

*   Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-86906) of Platinum Holdings.

(2)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

(3)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

(4)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.

(5)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 23, 2005.

(6)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 13, 2005.

(7)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 24, 2005.

(8)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(9)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 5, 2005.

(10)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(11)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 3, 2005.

(12)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 27, 2006.

(13)	Incorporated by reference from Platinum Holding’s Current Report on Form 8-K, filed with the SEC on February 22, 2007.

(14)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-133521) of Platinum Holdings, filed with the SEC on April 25, 2006.

(15)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2007.

(16)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on February 25, 2008.

(17)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on July 25, 2008.

(18)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on July 30, 2008.

(19)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009.

(20)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 4, 2009.

(21)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.

(22)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-166368) of Platinum Holdings, filed with the SEC on April 29, 2010.

(23)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on April 30, 2010.

(24)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on July 23, 2010.

(25)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on October 14, 2010.

(26)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on October 28, 2010.

(27)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on October 29, 2010.

(28)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on January 18, 2011.

(29)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011.

(30)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on June 30, 2011.

(31)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on February 12, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

Date: February 21, 2012	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/s Michael D. Price Michael D. Price	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2012

s/s Allan C. Decleir Allan C. Decleir	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2012

s/s Dan R. Carmichael Dan R. Carmichael	Chairman of the Board of Directors	February 21, 2012

s/s A. John Hass A. John Hass	Director	February 21, 2012

s/s Antony P.D. Lancaster Antony P.D. Lancaster	Director	February 21, 2012

s/s Edmund R. Megna Edmund R. Megna	Director	February 21, 2012

s/s James P. Slattery James P. Slattery	Director	February 21, 2012

s/s Christopher J. Steffen Christopher J. Steffen	Director	February 21, 2012

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited the accompanying consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments of debt securities in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Hamilton, Bermuda
February 21, 2012

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
($ in thousands, except share data)

	2011	2010
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost - $2,494,710 and $2,889,502, respectively)	$2,663,574	$2,865,827
Fixed maturity trading securities at fair value (amortized cost - $115,156 and $174,631, respectively)	125,126	182,146
Short-term investments	588,834	176,648
Total investments	3,377,534	3,224,621
Cash and cash equivalents	792,510	987,877
Accrued investment income	29,440	31,288
Reinsurance premiums receivable	159,387	162,682
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	6,302	13,973
Prepaid reinsurance premiums	8,360	4,461
Funds held by ceding companies	94,546	84,078
Deferred acquisition costs	28,779	36,584
Deferred tax assets	31,613	47,777
Other assets	23,140	20,972
Total assets	$4,551,611	$4,614,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,389,614	$2,217,378
Unearned premiums	121,164	154,975
Debt obligations	250,000	250,000
Commissions payable	62,773	59,388
Other liabilities	37,201	37,117
Total liabilities	$2,860,752	$2,718,858

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized, 35,526,400 and 37,757,926 shares issued and outstanding, respectively	$355	$377
Additional paid-in capital	313,730	453,619
Accumulated other comprehensive income (loss)	146,635	(24,488)
Retained earnings	1,230,139	1,465,947
Total shareholders' equity	$1,690,859	$1,895,455

Total liabilities and shareholders' equity	$4,551,611	$4,614,313

 See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2011, 2010 and 2009
($ in thousands, except per share data)

	2011	2010	2009
Revenue:
Net premiums earned	$689,452	$779,994	$937,336
Net investment income	125,863	134,385	163,941
Net realized gains on investments	3,934	107,791	78,630
Total other-than-temporary impairment losses	(8,895)	(31,028)	(34,010)
Portion of impairment losses recognized in accumulated other comprehensive income (loss)	(13,475)	(5,582)	16,407
Net impairment losses on investments	(22,370)	(36,610)	(17,603)
Other income (expense)	645	(207)	3,084
Total revenue	797,524	985,353	1,165,388

Expenses:
Net losses and loss adjustment expenses	805,437	467,420	478,342
Net acquisition expenses	133,177	146,676	176,419
Net changes in fair value of derivatives	4,329	9,588	9,741
Operating expenses	63,179	82,636	94,682
Net foreign currency exchange losses (gains)	(473)	1,385	(399)
Interest expense	19,072	18,996	19,027
Total expenses	1,024,721	726,701	777,812

Income (loss) before income taxes	(227,197)	258,652	387,576
Income tax expense (benefit)	(3,133)	43,154	4,285
Net income (loss)	(224,064)	215,498	383,291
Preferred dividends	-	-	1,301
Net income (loss) attributable to common shareholders	$(224,064)	$215,498	$381,990

Earnings (loss) per common share:
Basic earnings (loss) per common share	$(6.04)	$5.14	$7.71
Diluted earnings (loss) per common share	$(6.04)	$4.78	$7.33

Comprehensive income (loss):
Net income (loss)	$(224,064)	$215,498	$383,291
Other comprehensive income – net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	171,123	45,517	133,226
Comprehensive income (loss)	$(52,941)	$261,015	$516,517

Shareholder dividends:
Preferred shareholder dividends declared	$-	$-	$2,602
Dividends declared per preferred share	-	-	0.45
Common shareholder dividends declared	11,744	13,403	16,099
Dividends declared per common share	$0.32	$0.32	$0.32

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2011, 2010 and 2009
($ in thousands)

	2011	2010	2009
Preferred shares:
Balances at beginning of year	$-	$-	$57
Conversion of preferred shares	-	-	(57)
Balances at end of year	-	-	-
Common shares:
Balances at beginning of year	377	459	475
Exercise of common share options	-	11	3
Issuance of common shares	-	1	1
Settlement of equity awards	4	3	2
Conversion of preferred shares	-	-	57
Repurchase of common shares	(26)	(97)	(79)
Balances at end of year	355	377	459
Additional paid-in capital:
Balances at beginning of year	453,619	883,425	1,114,135
Exercise of common share options	1,244	34,614	6,756
Issuance of common shares	2	4	246
Share based compensation	3,819	14,338	15,629
Settlement of equity awards	(2,772)	(1,012)	(1,100)
Repurchase of common shares	(94,669)	(379,578)	(252,217)
Purchase of common share options	(47,900)	(98,520)	-
Income tax (expense) benefit from share based compensation	387	348	(24)
Balances at end of year	313,730	453,619	883,425
Accumulated other comprehensive income (loss):
Balances at beginning of year	(24,488)	(70,005)	(188,987)
Cumulative effect of accounting change, net of deferred tax	-	-	(14,244)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes:
Change in unrealized gains and losses	158,796	40,657	147,994
Non-credit component of impairment losses	12,327	4,860	(14,768)
Balances at end of year	146,635	(24,488)	(70,005)
Retained earnings:
Balances at beginning of year	1,465,947	1,263,852	883,717
Cumulative effect of accounting change, net of deferred tax	-	-	14,244
Net income (loss)	(224,064)	215,498	383,291
Preferred share dividends	-	-	(1,301)
Common share dividends	(11,744)	(13,403)	(16,099)
Balances at end of year	1,230,139	1,465,947	1,263,852
Total shareholders' equity	$1,690,859	$1,895,455	$2,077,731

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011, 2010 and 2009
($ in thousands)

	2011	2010	2009
Operating Activities:
Net income (loss)	$(224,064)	$215,498	$383,291
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	4,265	11,683	16,170
Net realized gains on investments	(3,934)	(107,791)	(78,630)
Net impairment losses on investments	22,370	36,610	17,603
Net foreign currency exchange losses (gains)	(473)	1,385	(399)
Share-based compensation	3,819	14,338	15,629
Deferred income tax expense (benefit)	(5,250)	10,498	(3,523)
Net fixed maturity trading securities activities	31,365	(43,617)	208,197
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	1,615	(1,313)	(471)
Decrease in reinsurance premiums receivable	3,825	106,409	37,361
Decrease (increase) in funds held by ceding companies	(11,637)	349	51,675
Decrease in deferred acquisition costs	7,788	3,851	10,436
Increase (decrease) in net unpaid and paid losses and loss adjustment expenses	174,858	(126,942)	(132,809)
Decrease in net unearned premiums	(37,938)	(19,404)	(39,504)
Increase (decrease) in commissions payable	3,379	(31,100)	(35,235)
Changes in other assets and liabilities	(3,694)	(45,725)	27,406
Net cash provided by (used in) operating activities	(33,706)	24,729	477,197

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	466,759	3,341,811	1,538,633
Proceeds from sale of fixed maturity trading securities	20,413	-	153,223
Proceeds from sale of preferred stocks	-	5,176	-
Proceeds from sale of short-term investments	52,695	17,110	365,676
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	125,795	227,074	434,883
Proceeds from maturity of fixed maturity trading securities	5,000	-	-
Proceeds from maturity of short-term investments	583,999	459,325	67,450
Proceeds from sale of investment-related derivatives	7,778	-	-
Acquisition of fixed maturity available-for-sale securities	(223,675)	(2,687,690)	(2,361,313)
Acquisition of fixed maturity trading securities	-	-	(164,748)
Acquisition of short-term investments	(1,053,552)	(624,488)	(384,093)
Acquisition of investment-related derivatives	(9,423)	-	-
Net cash provided by (used in) investing activities	(24,211)	738,318	(350,289)

Financing Activities:
Dividends paid to preferred shareholders	-	-	(2,602)
Dividends paid to common shareholders	(11,744)	(13,403)	(16,099)
Repurchase of common shares	(94,695)	(379,675)	(252,296)
Purchase of common share options	(47,900)	(98,520)	-
Proceeds from exercise of common share options	1,246	34,625	6,759
Net cash provided by (used in) financing activities	(153,093)	(456,973)	(264,238)

Effect of foreign currency exchange rate changes on cash	15,643	(981)	7,097
Net increase (decrease) in cash and cash equivalents	(195,367)	305,093	(130,233)
Cash and cash equivalents at beginning of year	987,877	682,784	813,017
Cash and cash equivalents at end of year	$792,510	$987,877	$682,784

Supplemental disclosures of cash flow information:
Income taxes paid (recovered)	$981	$40,490	$(6,851)
Interest paid	$18,750	$18,750	$18,750

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2011, 2010 and 2009

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

Platinum Regency is an intermediate holding company based in Ireland and a wholly owned subsidiary of Platinum Holdings.  Platinum Finance is an intermediate holding company based in the U.S. and a wholly owned subsidiary of Platinum Regency.  We operate through two licensed reinsurance subsidiaries, Platinum Bermuda, a Bermuda reinsurance company, and Platinum US, a U.S. reinsurance company.   Platinum Bermuda is a wholly owned subsidiary of Platinum Holdings and Platinum US is a wholly owned subsidiary of Platinum Finance.  Platinum Administrative Services, Inc. and Platinum UK Services Company Limited are subsidiaries that provide administrative support services to the Company.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").   All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ materially from these estimates.  The major estimates used in the preparation of the Company's consolidated financial statements, and therefore considered to be critical accounting estimates, include, but are not limited to, premiums written and earned, unpaid losses and loss adjustment expenses (“LAE”), reinsurance recoverable, valuation of investments and income taxes.  In addition, estimates are used to evaluate risk transfer for assumed and ceded reinsurance transactions. Results of changes in estimates are reflected in results of operations in the period in which the change is made.

Certain prior period amounts have been reclassified in the consolidated statement of cash flows to conform to the current period presentation.

Significant Accounting Policies

Investments

Fixed maturity securities we own that we may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with related net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive income or loss, net of deferred taxes.  Fixed maturity securities we own and have the intent to sell prior to maturity, or securities for which we have elected the fair value option attributes of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments” (“ASC 825”), are classified as trading securities.  Trading securities are reported at fair value, with mark-to-market adjustments included in net realized gains and losses on investments and the related deferred income tax included in income tax expense or benefit in the consolidated statements of operations.

Short-term investments are comprised of securities with a maturity of 90 days or greater but one year or less from the date of acquisition.  Our U.S. dollar denominated short-term investments are accounted for as available-for-sale.

Our non-U.S. dollar denominated short-term investments are accounted for in accordance with the fair value option attributes of ASC 825 and are classified as trading.

The fair value of our fixed maturity securities and short-term investments is based on prices generally obtained from index providers, pricing vendors or broker-dealers.  Index providers utilize external sources and pricing models to value index-eligible securities across numerous sectors and asset classes.  Pricing vendors collect, edit, maintain, evaluate and model data on a large number of securities utilizing primarily market data and observable inputs.  Broker-dealers value securities through proprietary trading desks primarily based on observable inputs.

Premiums and discounts on fixed maturity securities are amortized into net investment income over the life or estimated life of the security using the prospective effective yield method.  Premiums and discounts on mortgage-backed and asset-backed securities that are amortized into net investment income also consider prepayment assumptions.  These assumptions are consistent with the current interest rate and economic environment.  The prospective adjustment method is used to adjust the value of mortgage-backed and asset-backed securities.  Adjustments to the amortized cost of U.S. Treasury Inflation-Protected Securities resulting from changes in the consumer price index are recognized in net investment income.  Realized gains and losses on the sale of securities are determined using the specific identification method.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2009, we adopted additional guidance under FASB ASC 320, “Investments – Debt and Equity Securities” (“ASC 320”).  In accordance with this additional guidance, we recognize the portion of OTTI related to a credit loss in net income and the portion of OTTI related to all other factors is recognized in other comprehensive income or loss.  The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security.  The effect of adoption resulted in a cumulative adjustment to debt securities that were impaired prior to 2009, net of deferred tax, of $14.2 million that was recorded in accumulated other comprehensive income or loss in the consolidated statement of shareholders’ equity.

In accordance with ASC 320, we also consider our intent to sell a security and the likelihood that we will be required to sell a security before an unrealized loss is recovered.  Our intent to sell a security is based, in part, on adverse changes in the creditworthiness of a debt issuer, pricing and other market conditions and our anticipated net cash flows.  If we determine that we intend to sell a security that is in an unrealized loss position, then the unrealized loss related to such a security representing the difference between the security’s amortized cost and its fair value, is recognized as a net impairment loss in the consolidated statements of operations at the time we determine our intent is to sell.

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds, time deposits and short-term obligations of governments and agencies. Cash equivalents are generally carried at amortized cost, which approximates fair value, and include all securities that, at the date of acquisition, have a maturity of less than 90 days.

Premiums Written and Earned

Assumed reinsurance premiums earned are recognized as revenue, net of any ceded premiums for retrocessional coverage purchased.  Both assumed and ceded premiums written are recognized as earned, generally on a basis proportionate with the coverage period.  Assumed premiums written not yet recognized as revenue are recorded on the consolidated balance sheets as unearned premiums; ceded premiums written not yet earned are recorded on the consolidated balance sheets as prepaid reinsurance premiums.

Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period.  Consequently, premiums written and receivable include amounts reported and billed by the ceding companies, supplemented by our estimates of premiums that are written but not reported.  In addition, we estimate the unearned portion of the premiums. Unearned premiums and estimated premiums receivable are estimates based on estimated written premiums and are subject to judgment and uncertainty.   Earned premiums, which are recorded in revenue, are the premiums written less the unearned premiums.  The premium estimation process considers the terms and conditions of the reinsurance contracts and assumes that the contracts will remain in-force until expiration.  The estimation of written premiums could be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions.  The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses.  Premiums are generally reported in full within two years from the inception of the contract.  The potential net impact of changes in premiums earned on the results of operations is reduced by the accrual of losses and acquisition expenses related to such premiums earned.  Any adjustments to written and earned premiums, and the related losses and acquisition expenses, are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  Any adjustments could be material and could significantly impact earnings in the period they are recorded.

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

An allowance for uncollectible premiums is established for possible non-payment of premiums receivable, as deemed necessary.  We analyze whether an allowance is deemed necessary based on our historical experience, the general profile of our ceding companies and our ability, in most cases, to contractually net premiums receivable against losses and LAE and commission amounts payable to the same parties.

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

Deferred Acquisition Costs

Costs of acquiring business, consisting primarily of commissions and other underwriting expenses that vary with and are directly related to the production of business, are deferred and amortized over the period that the corresponding premiums are earned.  On a regular basis, an analysis of the recoverability of deferred acquisition costs is performed based on the estimated profitability of the underlying reinsurance contracts, including anticipated investment income.  Any adjustments are reflected in the results of operations in the period in which they are made.  A liability is established, if necessary, to provide for losses that may exceed the related unearned premiums.  Deferred acquisition costs amortized in 2011, 2010 and 2009 were $101.8 million, $113.7 million and $133.6 million, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and LAE are estimated based upon information received from ceding companies regarding our liability for unpaid losses and LAE, adjusted for our estimates of losses and LAE for which ceding company reports have not been received, our historical experience for unreported claims and industry experience for unreported claims.  Unpaid losses and LAE include the cost of claims that were reported, but not yet paid, and estimates of the cost of claims incurred but not yet reported.  In addition, we estimate our unallocated loss adjustment expense (“ULAE”) reserves based on our administrative costs of managing claims.

Unpaid losses and LAE represent management’s best estimate at a given point in time and are subject to the effects of trends in loss severity and frequency.  These estimates are reviewed regularly and adjusted as experience develops or new information becomes available.  Any adjustments are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  It is possible that the ultimate liability may differ materially from such estimates.

Retrocessional Reinsurance

Premiums written, premiums earned, net losses and LAE, and acquisition expenses reflect the net effects of assumed and ceded reinsurance transactions.

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

Debt Obligations and Deferred Debt Issuance Costs

Costs incurred in issuing debt are capitalized and amortized over the life of the debt.  The amortization of these costs is included in interest expense.

Income Taxes

We provide for income taxes for our subsidiaries operating in income tax paying jurisdictions.  We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Such temporary differences are primarily due to tax basis discounts on unpaid losses and LAE and unearned premiums, deferred acquisition costs and investments.   A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

Share-Based Compensation

We recognize the compensation expense of all share-based awards, based on fair value over their vesting period.  The fair value of option awards is determined on the grant date using the Black-Scholes option pricing model and is amortized into earnings over the vesting period.  The fair values of restricted share and restricted share unit awards are determined on the grant date and are amortized into earnings over the vesting period.  The cost of performance-based share awards is based on the estimated number of shares or restricted share units that are expected to be issued, or cash settled, at the end of the performance period, and is amortized into earnings over the performance and vesting period.

Foreign Currency Exchange Gains and Losses

Our reporting and functional currency and that of our reinsurance subsidiaries is U.S. dollars.  Transactions conducted in other than our reporting currency are re-measured into U.S. dollars and the resulting foreign exchange gains and losses are included in net foreign currency exchange gains or losses.  Foreign currency exchange gains and losses related to securities classified as trading securities are also included in net foreign currency exchange gains and losses.

Earnings (Loss) Per Common Share

Basic earnings or loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings or loss per common share reflects the basic earnings or loss per common share calculation components adjusted for the dilutive effect of the conversion of preferred shares, share options, restricted shares and restricted share units.  During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation as the effect of including potential dilutive shares would be anti-dilutive.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recently Issued Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”).  ASU 2011-12 defers the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods.  All other requirements of ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) issued in June 2011 are not affected.  ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  We have evaluated the guidance and expect it to impact only the presentation and note disclosures in our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under U.S. GAAP or International Financial Reporting Standards (“IFRS”).  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable.  We have evaluated the guidance and expect it to have an impact only on our note disclosures in our financial statements.

In October 2010, the FASB issued ASU No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”).  ASU 2010-26 modifies the types of costs that may be deferred, allowing insurance companies to only defer costs directly related to successful acquisition of new or renewal contracts.  These costs include incremental direct costs of successful contracts, the portion of employees’ salaries and benefits related to time spent on acquisition activities for successful contracts and other costs incurred in the acquisition of contracts.  Additional disclosure of the type of acquisition costs capitalized is also required.  ASU 2010-26 is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period.  We have evaluated the guidance and do not expect it to have an impact on our financial position, results of operations and note disclosures in our financial statements.

2.	Investments

Fixed Maturity Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities as of December 31, 2011 and 2010 ($ in thousands):

		Included in Accumulated Other Comprehensive Income (Loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI (1)
December 31, 2011:
U.S. Government	$4,702	$381	$-	$5,083	$-
U.S. Government agencies	100,000	259	-	100,259	-
Municipal bonds	1,510,658	150,280	178	1,660,760	-
Non-U.S. governments	69,992	1,929	655	71,266	-
Corporate bonds	329,218	21,093	763	349,548	-
Commercial mortgage-backed securities	195,309	11,884	2,584	204,609	196
Residential mortgage-backed securities	261,187	2,866	12,426	251,627	8,397
Asset-backed securities	23,644	489	3,711	20,422	2,821
Total fixed maturity available-for-sale securities	$2,494,710	$189,181	$20,317	$2,663,574	$11,414

December 31, 2010:
U.S. Government	$408,843	$267	$17,807	$391,303	$-
U.S. Government agencies	100,000	547	-	100,547	-
Municipal bonds	1,540,701	25,591	28,860	1,537,432	-
Non-U.S. governments	74,990	1,859	543	76,306	-
Corporate bonds	349,370	18,589	1,059	366,900	-
Commercial mortgage-backed securities	195,050	9,656	1,393	203,313	43
Residential mortgage-backed securities	192,345	3,601	29,488	166,458	15,794
Asset-backed securities	28,203	289	4,924	23,568	4,644
Total fixed maturity available-for-sale securities	$2,889,502	$60,399	$84,074	$2,865,827	$20,481

(1)
The non-credit portion of OTTI represents the amount of unrealized losses on impaired securities that were not realized in earnings as of the reporting date.  These unrealized losses are included in gross unrealized losses as of December 31, 2011 and 2010.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our fixed maturity available-for-sale securities are U.S. dollar denominated securities.  U.S. Government agencies consist of securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation.  Non-U.S. governments consist primarily of securities issued by governments and financial institutions that are explicitly guaranteed by the respective government.

Fixed Maturity Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of December 31, 2011 and 2010 ($ in thousands):

	December 31,
	2011	2010
Non-U.S. dollar denominated securities:
Non-U.S. governments	$125,126	$140,089
U.S. Government agencies	-	15,903
Corporate bonds	-	68
Insurance-linked securities	-	26,086
Total fixed maturity trading securities	$125,126	$182,146

We elected to record our investments in insurance-linked securities at fair value.  We use insurance-linked securities to actively manage our exposure to catastrophe loss.  We believe that the various risk elements of insurance-linked securities are more appropriately accounted for in accordance with the fair value option attributes of ASC 825.  The mark-to-market adjustments on securities recognized under ASC 825 contributed $1.2 million of net realized losses on investments and $0.2 million of net realized gains on investments for the years ended December 31, 2011 and 2010, respectively.

At acquisition, we determine our trading intent in the near term of our fixed maturity trading securities accounted for in accordance with ASC 825. If we do not intend to sell these securities in the near term, the purchases and sales are included in investing activities in our consolidated statements of cash flows, otherwise they are included in operating activities.  For the year ended December 31, 2011, we had proceeds from sales and maturities of $20.4 million and $5.0 million, respectively, and no purchases of trading securities accounted for in accordance with ASC 825 that were included in investing activities on the statements of cash flows.  For the year ended December 31, 2010, we had no purchases, sales or maturities of trading securities accounted for in accordance with ASC 825.  For the year ended December 31, 2009, purchases of $164.7 million and sales of $153.2 million of securities were classified as investing activities and net sales of $208.2 million were classified as net fixed maturity trading securities activities and included in operating activities in the consolidated statements of cash flows.

Short-term Investments

The following table sets forth the fair value of our short-term investments as of December 31, 2011 and 2010 ($ in thousands):

	December 31,
	2011	2010
Available-for-sale:
U.S. Government	$322,320	$130,054
U.S. Government agencies	85,389	-
Time deposits	-	250
Trading:
Non-U.S. governments	181,125	46,344
Total short-term investments	$588,834	$176,648

Our U.S. dollar denominated short-term investments are accounted for as available-for-sale and our non-U.S. dollar denominated short-term investments are accounted for in accordance with the fair value option attributes of ASC 825.  The mark-to-market adjustments on short-term investments recognized under ASC 825 contributed less than $0.1 million of net realized gains on investments in each of the years ended December 31, 2011, 2010 and 2009.

For the year ended December 31, 2011, we had purchases of $301.7 million, no proceeds from sales and proceeds from maturities of $162.1 million from non-U.S. dollar denominated short-term investments accounted for in accordance with ASC 825 that were included in investing activities on the statements of cash flows.  For the year ended December 31, 2010, we had purchases of $44.3 million and no proceeds from sales and maturities of non-U.S. dollar denominated short-term investments accounted for in accordance with ASC 825 that were included in investing activities on the statements of cash flows.  For the year ended December 31, 2009, we had no purchases, sales or maturities of non-U.S. dollar denominated short-term investments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other-Than-Temporary Impairments

We analyze the creditworthiness of our investment portfolio by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.  We determined that none of our government bonds, municipal bonds or corporate bonds were other-than-temporarily impaired for the years ended December 31, 2011, 2010 and 2009.

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded no net impairment losses related to CMBS for the year ended December 31, 2011 and net impairment losses related to CMBS of $7.7 million and $2.7 million for the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2011, the single largest unrealized loss within our CMBS portfolio was $0.9 million related to a security with an amortized cost of $2.9 million.

Residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded net impairment losses related to non-agency RMBS of $19.0 million, $11.2 million and $8.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, the single largest unrealized loss within our RMBS portfolio was $2.2 million related to a non-agency RMBS security with an amortized cost of $2.6 million.

We also recorded net impairment losses related to sub-prime ABS of $3.4 million, $17.7 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, the single largest unrealized loss within our sub-prime ABS portfolio was $2.2 million related to a security with an amortized cost of $4.4 million.

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	2011	2010	2009
Beginning balance, January 1	$48,845	$18,695	$-
Cumulative effect of accounting change	-	-	2,300
Credit losses on securities not previously impaired	6,080	18,141	11,133
Additional credit losses on securities previously impaired	16,290	18,469	5,262
Reduction for paydowns and securities sold	(8,713)	(6,104)	-
Reduction for increases in cash flows expected to be collected	(661)	(356)	-
Ending balance, December 31	$61,841	$48,845	$18,695

As of December 31, 2011, total cumulative credit losses related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit losses we recorded on CMBS of $4.8 million were on four securities issued from 2006 to 2007.  As of December 31, 2011, 6.7% of the mortgages backing these securities were 90 days or more past due and 0.4% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining credit support of 19.0%.   The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $57.0 million were on thirty securities issued from 2004 to 2007.  As of December 31, 2011, 17.0% of the mortgages backing these securities were 90 days or more past due and 4.6% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining credit support of 7.7%.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unrealized Gains and Losses

The following table sets forth the net changes in unrealized gains and losses on our available-for-sale fixed maturity securities and short-term investments for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	2011	2010	2009
Gross change in unrealized investment gains and losses	$192,537	$50,335	$129,999
Less: deferred tax	(21,414)	(4,818)	(11,017)
Cumulative effect of accounting change, net of deferred tax	-	-	14,244
Net change in unrealized investment gains and losses	$171,123	$45,517	$133,226

The following table sets forth our gross unrealized losses on securities classified as fixed maturity available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2011 and 2010 ($ in thousands):

	December 31, 2011		December 31, 2010
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
U.S. Government	$-	$-	$388,087	$17,807
Municipal bonds	4,751	131	670,592	28,773
Non-U.S. governments	9,988	29	4,455	543
Corporate bonds	12,526	763	37,334	1,059
Commercial mortgage-backed securities	19,797	1,047	-	-
Residential mortgage-backed securities	131,574	2,112	17,103	431
Asset-backed securities	580	84	-	-
Total	$179,216	$4,166	$1,117,571	$48,613

Twelve months or more:
U.S. Government	$-	$-	$-	$-
Municipal bonds	3,002	47	2,032	87
Non-U.S. governments	4,373	626	-	-
Corporate bonds	-	-	-	-
Commercial mortgage-backed securities	6,171	1,537	22,016	1,393
Residential mortgage-backed securities	43,704	10,314	56,297	29,057
Asset-backed securities	16,854	3,627	21,816	4,924
Total	$74,104	$16,151	$102,161	$35,461

Total unrealized losses:
U.S. Government	$-	$-	$388,087	$17,807
Municipal bonds	7,753	178	672,624	28,860
Non-U.S. governments	14,361	655	4,455	543
Corporate bonds	12,526	763	37,334	1,059
Commercial mortgage-backed securities	25,968	2,584	22,016	1,393
Residential mortgage-backed securities	175,278	12,426	73,400	29,488
Asset-backed securities	17,434	3,711	21,816	4,924
Total	$253,320	$20,317	$1,219,732	$84,074

The fair values of fixed maturity available-for-sale securities included in the table above relate only to securities in an unrealized loss position as of the reporting date.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Net Investment Income

The following table sets forth our net investment income for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	2011	2010	2009
Fixed maturity securities	$120,836	$135,394	$162,786
Short-term investments and cash and cash equivalents	7,622	1,855	1,732
Funds held	1,967	1,815	4,192
Subtotal	130,425	139,064	168,710
Less: investment expenses	4,562	4,679	4,769
Net investment income	$125,863	$134,385	$163,941

Net Realized Gains on Investments

The following table sets forth our net realized gains on investments for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	2011	2010	2009
Gross realized gains on the sale of investments	$8,319	$115,679	$86,512
Gross realized losses on the sale of investments	(6,900)	(9,285)	(5,588)
Net realized gains on the sale of investments	1,419	106,394	80,924
Mark-to-market adjustments on trading securities	2,515	1,397	(2,294)
Net realized gains on investments	$3,934	$107,791	$78,630

Maturities

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.  The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of December 31, 2011 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$167,705	$168,831
Due from one to five years	518,176	547,692
Due from five to ten years	593,892	645,104
Due in ten or more years	849,953	950,415
Mortgage-backed and asset-backed securities	480,140	476,658
Total	$2,609,866	$2,788,700

Restricted Investments

Certain of our investments are restricted to support our reinsurance operations.  Investments with a carrying value of $5.3 million were on deposit with U.S. regulatory authorities as of December 31, 2011.  Investments with a carrying value of $61.1 million and cash and cash equivalents of $9.3 million as of December 31, 2011 were held in trust to collateralize obligations under various reinsurance contracts.  We also utilize letters of credit under our credit facilities, see Note 7 for a description of our assets held in trust to secure those letters of credit.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Level 1:	Valuations are based on unadjusted quoted prices in active markets for identical financial assets or liabilities;

Level 2:	Valuations of financial assets and liabilities are based on prices obtained from independent index providers, pricing vendors or broker-dealers using observable inputs; and

Level 3:
Valuations are based on unobservable inputs for assets and liabilities where there is little or no market activity.  Management’s assumptions and/or internal valuation pricing models may be used to determine the fair value of financial assets or liabilities.

The following table presents the fair value measurement levels for all financial assets and liabilities which the Company has recorded at fair value as of December 31, 2011 and 2010 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
December 31, 2011:
Financial assets:
Investments:
U.S. Government	$5,083	$5,083	$-	$-
U.S. Government agencies	100,259	-	100,259	-
Municipal bonds	1,660,760	-	1,660,760	-
Non-U.S. governments	196,392	55,561	140,831	-
Corporate bonds	349,548	-	349,548	-
Commercial mortgage-backed securities	204,609	-	204,609	-
Residential mortgage-backed securities	251,627	-	243,481	8,146
Asset-backed securities	20,422	-	18,555	1,867
Insurance-linked securities	-	-	-	-
Short-term investments	588,834	34,894	553,940	-
Total	$3,377,534	$95,538	$3,271,983	$10,013

Financial liabilities:
Derivative instruments	-	-	-	-
Total	$-	$-	$-	$-

December 31, 2010:
Financial assets:
Investments:
U.S. Government	$391,303	$391,303	$-	$-
U.S. Government agencies	116,450	-	116,450	-
Municipal bonds	1,537,432	-	1,537,432	-
Non-U.S. governments	216,395	57,643	158,752	-
Corporate bonds	366,968	-	366,968	-
Commercial mortgage-backed securities	203,313	-	203,313	-
Residential mortgage-backed securities	166,458	-	164,009	2,449
Asset-backed securities	23,568	-	22,499	1,069
Insurance-linked securities	26,086	-	26,086	-
Short-term investments	176,648	-	176,648	-
Total	$3,224,621	$448,946	$2,772,157	$3,518

Financial liabilities:
Derivative instruments	4,871	-	-	4,871
Total	$4,871	$-	$-	$4,871

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our financial assets and liabilities recorded at fair value include fixed maturity securities, short-term investments and derivative instruments.  The fair values of our fixed maturity securities and short-term investments are generally based on prices obtained from independent index providers, pricing vendors or broker-dealers using observable inputs.  Fixed maturity securities and short-term investments are generally valued using the market approach.  The inputs used to determine the fair value of our financial assets and liabilities are as follows:

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

Non-U.S. governments
Our non-U.S. government bond portfolio consisted of securities issued primarily by governments, provinces, agencies and supranationals as well as debt issued by financial institutions that is guaranteed by non-U.S. governments.  The fair values of non-U.S. government securities were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes.  The fair value measurements were classified as Level 1 or Level 2.

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

Short-term investments
Short-term investments were carried at fair value based on observable inputs or carried at amortized cost, which approximates fair value.  The fair value measurements were classified as Level 1 or Level 2.

Derivative instruments
Our derivative instruments may include interest rate options, commodity options and other derivative instruments.  The fair value of our other derivative instrument was determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models.  Unobservable inputs used in the internal valuation pricing model included the unpaid contract premiums, probability of losses triggered under the covered perils for first and second events, the remaining time to the end of the annual contract period and the seasonality of risks.  The valuation was based on the use of significant unobservable inputs and therefore the fair value measurement was classified as Level 3.  See Note 6 for additional disclosure on our derivative instruments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables reconcile the beginning and ending balance for our Level 3 financial assets and liabilities for the years ended December 31, 2011 and 2010 ($ in thousands):

	Year Ended December 31, 2011
	Residential mortgage-backed securities	Asset-backed securities	Derivatives	Total
Beginning balance, January 1	$2,449	$1,069	$(4,871)	$(1,353)
Purchases	-	-	-	-
Issuances	-	-	-	-
Settlements	-	-	7,389	7,389
Sales, maturities and paydowns	(258)	-	-	(258)
Total net realized gains included in earnings	-	-	-	-
Total increase (decrease) in fair value of the derivative instrument included in earnings	-	-	(2,518)	(2,518)
Total net unrealized gains (losses) included in comprehensive income (loss)	738	407	-	1,145
Transfers in and/or out of Level 3	5,217	391	-	5,608
Ending balance, December 31	$8,146	$1,867	$-	$10,013

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the year	$-	$-	$(2,518)	$(2,518)

	Year Ended December 31, 2010
	Residential mortgage-backed securities	Asset-backed securities	Derivatives	Total
Beginning balance, January 1	$-	$-	$(4,677)	$(4,677)
Purchases	-	-	-	-
Issuances	-	-	-	-
Settlements	-	-	9,394	9,394
Sales, maturities and paydowns	-	-	-	-
Total net realized gains included in earnings	-	-	-	-
Total increase (decrease) in fair value of the derivative instrument included in earnings	-	-	(9,588)	(9,588)
Total net unrealized gains (losses) included in comprehensive income (loss)	-	-	-	-
Transfers in and/or out of Level 3	2,449	1,069	-	3,518
Ending balance, December 31	$2,449	$1,069	$(4,871)	$(1,353)

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the year	$-	$-	$(9,588)	$(9,588)

Transfers of assets and liabilities into or out of Level 3 are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the year ended December 31, 2011, we transferred $2.9 million of non-agency RMBS and $2.0 million of sub-prime ABS from Level 3 to Level 2.  During the year ended December 31, 2011 we transferred $8.1 million of non-agency RMBS and $2.4 million of sub-prime ABS from Level 2 to Level 3.  During the year ended December 31, 2010 we transferred $2.4 million of non-agency RMBS and $1.1 million of sub-prime ABS from Level 2 to Level 3.  The transfers into and out of Level 3 during the years ended December 31, 2011 and 2010 were due to the sufficiency of evidence available to corroborate significant observable inputs with market observable information.  There were no transfers between Levels 1 and 2 during the years ended December 31, 2011 and 2010.

The carrying amounts of our financial assets and liabilities were equal to fair values at December 31, 2011 and 2010, except for the debt obligations on our consolidated balance sheets.  The debt obligations were recorded at cost with a carrying value of $250.0 million at December 31, 2011 and 2010, and had a fair value of $269.0 million and $260.9 million at December 31, 2011 and 2010, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.	Unpaid Losses and Loss Adjustment Expenses

The following table sets forth the changes in our liability for unpaid losses and LAE for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	2011	2010	2009
Net unpaid losses and LAE as of January 1,	$2,208,466	$2,335,008	$2,452,045
Net incurred losses and LAE related to:
Current year	905,595	625,250	579,304
Prior years	(100,158)	(157,830)	(100,962)
Net incurred losses and LAE	805,437	467,420	478,342
Net paid losses and LAE related to:
Current year	155,534	96,245	67,693
Prior years	477,755	497,968	539,517
Net paid losses and LAE	633,289	594,213	607,210
Net effects of foreign currency exchange rate changes	5,045	251	11,831
Net unpaid losses and LAE as of December 31,	2,385,659	2,208,466	2,335,008
Reinsurance recoverable on unpaid losses and LAE	3,955	8,912	14,328
Gross unpaid losses and LAE as of December 31,	$2,389,614	$2,217,378	$2,349,336

The following table sets forth the components of net incurred losses and LAE related to prior years for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	2011	2010	2009
Net favorable loss development	$(112,984)	$(158,939)	$(100,793)
Effect of changes in premium estimates	10,857	14,331	(169)
Change in unallocated loss adjustment expense reserves	1,969	(13,222)	-
Net incurred losses and LAE - prior years	$(100,158)	$(157,830)	$(100,962)

Net favorable loss development was primarily the result of favorable adjustments in ultimate loss ratios.  Prior years’ incurred losses and LAE included losses associated with changes in premium estimates and the patterns of their earnings.  The effect on net income of changes in premium estimates, after considering corresponding changes in related losses, LAE and acquisition expenses, was not significant.  During the year ended December 31, 2010, a review of our administrative expenses of managing claims resulted in a $13.2 million reduction of ULAE reserves.

The net favorable loss development for the year ended December 31, 2011 emerged primarily from the Property and Marine and Casualty segments.  The Property and Marine segment had $41.4 million of net favorable loss development, including $19.4 million of net favorable loss development related to major catastrophe events, primarily from 2010 events, and an additional $22.0 million of net favorable loss development unrelated to major catastrophe events.  The Casualty segment had $59.4 million of net favorable loss development, of which $52.7 million was attributable to the long-tailed casualty classes.  The majority of the long-tailed casualty net favorable loss development was attributable to the 2007 and prior underwriting years of the claims made, casualty occurrence excess-of-loss and umbrella classes, partially offset by net unfavorable loss development in the international casualty class in the 2008 and 2010 underwriting years.  The Finite Risk segment experienced net favorable loss development of $12.1 million, which was partially offset by $8.2 million of additional profit commissions on these contracts.

The net favorable loss development for the year ended December 31, 2010 emerged primarily from the Property and Marine and Casualty segments.  The Property and Marine segment had $36.9 million of net favorable loss development, including $53.0 million of net favorable loss development unrelated to major catastrophe events and net unfavorable loss development of $16.2 million related to major catastrophe events, primarily Hurricane Ike.  The Casualty segment had $113.3 million of net favorable loss development, of which $96.4 million was attributable to the long-tailed casualty classes in the 2006 and prior underwriting years.  The majority of the long-tailed casualty net favorable loss development was attributable to the claims made, casualty occurrence excess-of-loss, clash and umbrella classes, partially offset by net unfavorable loss development in the international casualty class in the 2008 underwriting year.  The Finite Risk segment experienced net favorable loss development of $8.8 million, which was substantially offset by adjustments relating to profit commissions on these contracts.

The net favorable loss development for the year ended December 31, 2009 emerged primarily from the Property and Marine and Casualty segments and was unrelated to major catastrophe events.  The Property and Marine segment had $14.3 million of net favorable loss development, including $17.7 million of net favorable loss development unrelated to major catastrophe events and net unfavorable loss development of $3.5 million related to major catastrophe events.  The Casualty segment had $73.6 million of net favorable loss development, of which $68.2 million was attributable to the long-tailed casualty classes.  The majority of the long-tailed casualty net favorable loss development was attributable to the umbrella, claims made and casualty occurrence excess-of-loss classes.  The Finite Risk segment experienced net favorable loss development of $12.9 million, which was substantially offset by adjustments relating to profit commissions on these contracts.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The net favorable loss development for the years ended December 31, 2011, 2010 and 2009 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected, and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses.

We do not believe that the net favorable loss development in 2011, 2010 and 2009 is indicative of prospective net loss development of unpaid losses and LAE as of December 31, 2011 because conditions and trends that affected the net favorable loss development of prior years’ unpaid losses and LAE may not necessarily exist in the future.

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

During 2011, 2010 and 2009, Platinum Bermuda entered into various industry loss warranty reinsurance agreements with third-party retrocessionaires.  These reinsurance contracts provided retrocessional coverage for Platinum Bermuda for catastrophic events in North America, Europe and Japan.  During 2009, Platinum US obtained excess-of-loss retrocession coverage with respect to its crop business from third-party retrocessionaires.

The following table sets forth the effects of retrocessional reinsurance on premiums, losses and LAE for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	Assumed	Ceded	Net
As of and for the year ended December 31, 2011:
Premiums written	$687,296	$35,782	$651,514
Premium earned	721,335	31,883	689,452
Losses and LAE	839,323	33,886	805,437
Unpaid losses and LAE	2,389,614	3,955	2,385,659
As of and for the year ended December 31, 2010:
Premiums written	779,526	18,937	760,589
Premium earned	804,890	24,896	779,994
Losses and LAE	472,089	4,669	467,420
Unpaid losses and LAE	2,217,378	8,912	2,208,466
As of and for the year ended December 31, 2009:
Premiums written	924,674	26,840	897,834
Premium earned	964,677	27,341	937,336
Losses and LAE	494,312	15,970	478,342
Unpaid losses and LAE	$2,349,336	$14,328	$2,335,008
Inter-company Retrocessional Reinsurance Arrangements

Effective July 1, 2011, Platinum Bermuda provided retrocessional coverage to Platinum US for $50.0 million in excess of $50.0 million with respect to crop losses. On December 31, 2011, the agreement expired without any recoveries to Platinum US and was not renewed.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective March 17, 2011, Platinum US provided retrocessional coverage to Platinum Bermuda on an excess of loss basis.  Platinum US signed a 50% participation on a contract that covered each loss occurrence in excess of $50.0 million, subject to (i) an annual aggregate deductible of $50.0 million otherwise recoverable and (ii) a limit of liability of $100.0 million per occurrence.  On December 31, 2011, the agreement expired without any recoveries to Platinum Bermuda and was not renewed.

Effective August 5, 2009, Platinum Bermuda provided retrocessional coverage to Platinum US for $45.0 million per occurrence in excess of $20.0 million with respect to catastrophe losses.  This agreement expired without any recoveries and was not renewed in 2010.

In 2003, Platinum US entered into a quota share retrocession agreement with Platinum Bermuda on a risks-attaching basis, with various amendments made from time to time.  Platinum US continued its participation in its agreement with Platinum Bermuda until December 31, 2007.  Although the agreement was terminated on December 31, 2007, premiums and losses associated with this agreement continued to be earned and retroceded through 2011.

The following table sets forth a summary of the premiums earned and losses ceded related to the foregoing agreements between Platinum Bermuda and Platinum US for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	2011	2010	2009
Retroceded by Platinum US to Platinum Bermuda:
Premiums earned by Platinum Bermuda	$(70)	$16,621	$37,433
Losses and LAE (benefit) to Platinum Bermuda	(43,880)	(76,632)	(41,501)

Retroceded by Platinum Bermuda to Platinum US:
Premiums earned by Platinum US	13,500	-	-
Losses and LAE (benefit) to Platinum US	$-	$-	$-

6.	Derivative Instruments

Our derivative instruments are recorded in the consolidated balance sheets at fair value as other assets or other liabilities, with changes in fair values and realized gains and losses recognized in net changes in fair value of derivatives in the consolidated statements of operations.  None of our derivatives were designated as hedges under current accounting guidance. Our objectives for entering into derivative agreements are as follows:

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

At December 31, 2011, we did not hold any derivative instruments.  At December 31, 2010, we held a derivative instrument with a notional value of $200.0 million and a fair value of $4.9 million that was recorded in other liabilities on the consolidated balance sheets.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the net changes in fair value of derivatives in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009  ($ in thousands):

	2011	2010	2009
Interest rate options	$1,646	$-	$-
Commodity options	165	-	-
Other derivative instrument	2,518	9,588	9,741
Net changes in fair value of derivatives	$4,329	$9,588	$9,741

7.	Debt Obligations and Credit Facilities

Debt Obligations

At December 31, 2011, Platinum Finance had outstanding an aggregate principal amount of $250.0 million of Series B 7.5% Notes due June 1, 2017 (the “debt obligations”), unconditionally guaranteed by Platinum Holdings.  Interest is payable on the debt obligations per annum on each June 1 and December 1.  Platinum Finance may redeem the debt obligations, at its option, at any time in whole, or from time to time in part, prior to maturity, subject to a “make-whole” provision.

Syndicated Credit Facility

On June 24, 2011, we entered into a three-year, $300.0 million credit facility (the "Syndicated Credit Facility") that amended and restated our existing credit facility, which was scheduled to expire on September 13, 2011.  The Syndicated Credit Facility consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  Borrowings and letters of credit under the Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of our reinsurance subsidiaries under the Syndicated Credit Facility.  The Syndicated Credit Facility contains customary representations, warranties and covenants, including requirements to maintain a ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated tangible net worth of not less than the higher of (i) $1.25 billion or (ii) the sum of $1.258 billion plus 50% of positive net income for each fiscal year plus 75% of the aggregate increases in shareholders’ equity resulting from the issuance or sale of shares minus the amount of any extraordinary dividend payment or repurchase of shares.  Our consolidated tangible net worth was $1.54 billion, or $294.2 million greater than the minimum consolidated tangible net worth covenant of $1.25 billion as of December 31, 2011.  In addition, each of our reinsurance subsidiaries must maintain a financial strength rating from A.M. Best of at least B++ at all times.  We are in compliance with the covenants under the Syndicated Credit Facility. The Syndicated Credit Facility provides that we may increase the lender commitments by up to $150.0 million subject to the participation of lenders.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We had no cash borrowings under the Syndicated Credit Facility during the years ended December 31, 2011 and 2010.  The following table summarizes the outstanding letters of credit and the cash and cash equivalents and investments held in trust to collateralize letters of credit issued as of December 31, 2011 ($ in thousands):

	Letters of Credit		Collateral
	Capacity	Issued	Cash and Cash Equivalents	Investments	Total
Syndicated Credit Facility:
Secured	$200,000	$116,100	$42,960	$90,187	$133,147
Unsecured	100,000	-	-	-	-
Total Syndicated Credit Facility	300,000	116,100	42,960	90,187	133,147

LOC Facility	100,000	16,018	-	18,370	18,370
Total	$400,000	$132,118	$42,960	$108,557	$151,517

8.	Income Taxes

We provide for income tax expense or benefit based upon income reported in the consolidated financial statements and the provisions of currently enacted tax laws.  Platinum Holdings and Platinum Bermuda are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, they are not taxed on any Bermuda income or capital gains and they have received an assurance from the Bermuda Minister of Finance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 31, 2035.

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

Dividends or other distributions from Platinum Finance to Platinum Regency are subject to U.S. withholding tax which is based upon, among other items, cumulative taxable earnings and profits of Platinum Finance.

The 2003 income tax return of our U.S.-based subsidiaries is currently under examination by the U.S. Internal Revenue Service. The income tax returns that remain open to examination are for calendar years 2008 and forward.

Under current Irish law, Platinum Regency is taxed at a 25% corporate income tax rate on non-trading income and a 12.5% corporate income tax rate on trading income.  There is generally no withholding tax on dividends distributed from Platinum Regency to Platinum Holdings.

The following table presents our income or loss before income taxes by jurisdiction for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	2011	2010	2009
United States	$7,351	$130,305	$15,970
Bermuda	(235,596)	122,940	365,521
Other	1,048	5,407	6,085
Income (loss) before income taxes	$(227,197)	$258,652	$387,576

The following table presents our current and deferred income taxes for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	2011	2010	2009
Current tax expense	$2,117	$32,656	$7,808
Deferred tax expense (benefit)	(5,250)	10,498	(3,523)
Income tax expense (benefit)	$(3,133)	$43,154	$4,285

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a reconciliation of expected income taxes, computed by applying the tax rate of 0% under Bermuda law to income or loss before income taxes, to income tax expense or benefit for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):
	2011	2010	2009
Expected income tax expense (benefit) at 0%	$-	$-	$-
Foreign taxes at local expected rates:
United States	2,573	45,607	5,590
Other	263	1,345	1,500
Tax exempt investment income	(5,040)	(5,207)	(6,129)
U.S. withholding tax (recovery)	(600)	600	600
U.S. state taxes, net of U.S. federal tax benefit	476	415	54
Prior year adjustment	-	(740)	1,713
Non-deductible expenses and other	(805)	1,134	957
Income tax expense (benefit)	$(3,133)	$43,154	$4,285

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 ($ in thousands):

	2011	2010
Deferred tax assets:
Unpaid losses and LAE	$45,886	$42,406
Unearned premiums	6,855	8,471
Deferred losses on investments	-	5,523
Temporary differences in recognition of expenses	1,866	2,389
Other	1,611	-
Total deferred tax assets	$56,218	$58,789

Deferred tax liabilities:
Deferred acquisition costs	$8,556	$10,525
Deferred gains on investments	15,539	-
Other	510	487
Total deferred tax liabilities	24,605	11,012
Net deferred tax assets	$31,613	$47,777

The deferred tax assets and liabilities as of December 31, 2011 and 2010 were all related to U.S. income tax.  To evaluate the recoverability of the deferred tax assets, we consider the timing of the reversal of deferred income and expense items as well as the likelihood that we will generate sufficient taxable income to realize the future tax benefits.  We believe that it is more likely than not we will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and accordingly, no valuation allowance was established as of December 31, 2011 or 2010.

9.	Shareholders' Equity

Common Shares

Platinum Holdings is authorized to issue up to 200,000,000 common shares, $0.01 par value, and 25,000,000 preferred shares, $0.01 par value.  We had 35,526,400 and 37,757,926 common shares outstanding as of December 31, 2011 and 2010, respectively.

In 2002, Platinum Holdings completed an initial public offering of common shares.  Concurrently, Platinum Holdings sold 6,000,000 common shares and issued options to purchase 6,000,000 common shares to The St. Paul Companies, Inc., now a part of The Travelers Companies, Inc. (“Travelers”) and sold 3,960,000 common shares and issued options to purchase 2,500,000 common shares to RenaissanceRe Holdings Ltd. (“RenaissanceRe”).  The options had a ten-year term.  Travelers sold its 6,000,000 common shares in June 2004 and RenaissanceRe sold its 3,960,000 common shares in December 2005, in each case in public offerings. The options were amended to provide that in lieu of paying the exercise price of $27.00 per share, any option exercise will be settled on a net share basis, which would result in Platinum Holdings issuing a number of common shares equal to the excess of the market price per share, determined in accordance with the amendments, over $27.00, less the par value per share, multiplied by the number of common shares issuable upon exercise of the option divided by that market price per share.  In October 2010, we purchased, for an aggregate of $98.5 million in cash, the common share options issued to Travelers.  In January 2011, we purchased, for an aggregate of $47.9 million in cash, the common share options issued to RenaissanceRe.  The options were purchased under the Company’s share repurchase program and were canceled.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Share Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  The following table summarizes our repurchases of common shares for the years ended December 31, 2011, 2010 and 2009 ($ in thousands, except per share data):

Year	Shares Repurchased	Weighted Average Cost per Share (1)	Aggregate Amount Paid
2011	2,569,068	$36.86	$94,695
2010	9,672,231	39.25	379,675
2009	7,852,498	$32.13	$252,296

(1) Including commissions.

The shares we repurchased were canceled.  As of December 31, 2011, the remaining amount available under the repurchase program was $176.6 million.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income or loss is a component of shareholders’ equity and includes net unrealized gains or losses on fixed maturity available-for-sale securities and short-term investments, reclassification adjustments for investment gains and losses on available-for-sale securities included in net income, and the cumulative effect of the accounting change related to OTTI on January 1, 2009.

The components of other comprehensive income included in the statements of operations and comprehensive income for the years ended December 31, 2011, 2010 and 2009 are as follows ($ in thousands):

	2011	2010	2009
Other comprehensive income, before deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the period	$171,021	$123,144	$191,432
Less reclassification adjustments:
Net realized gains on investments	854	109,419	48,832
Net impairment losses on investments	(22,370)	(36,610)	(17,603)
Less: cumulative effect of accounting change	-	-	15,102
Other comprehensive income, before deferred tax	$192,537	$50,335	$145,101

Deferred income tax (expense) benefit on:
Net change in unrealized gains and losses on available-for-sale securities arising during the period	$(18,712)	$(18,213)	$(12,945)
Less reclassification adjustments:
Net realized gains on investments	607	(17,867)	(2,395)
Net impairment losses on investments	2,095	4,472	2,183
Less: cumulative effect of accounting change	-	-	(858)
Deferred tax on other comprehensive income	$(21,414)	$(4,818)	$(11,875)

Other comprehensive income, net of deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the period	$152,309	$104,931	$178,487
Less reclassification adjustments:
Net realized gains on investments	1,461	91,552	46,437
Net impairment losses on investments	(20,275)	(32,138)	(15,420)
Less: cumulative effect of accounting change	-	-	14,244
Other comprehensive income, net of deferred tax	$171,123	$45,517	$133,226

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.	Statutory Regulations and Dividend Capacity

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

The combined statutory capital and surplus and statutory net income or loss for our reinsurance subsidiaries as of the years ended December 31, 2011, 2010 and 2009 are as follows ($ in thousands):

	(Unaudited)
	2011	2010	2009
Statutory capital and surplus:
Bermuda	$1,146,426	$1,366,414	$1,569,846
United States	528,058	642,820	586,269
Total statutory capital and surplus	$1,674,484	$2,009,234	$2,156,115

Statutory net income (loss):
Bermuda	$(218,593)	$145,105	$390,994
United States	25,088	111,154	28,559
Total statutory net income (loss)	$(193,505)	$256,259	$419,553

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of dividends that can be paid by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance, without the prior approval of the relevant regulatory authorities.  Based on regulatory restrictions, the unaudited maximum amount available for payment of dividends by our reinsurance subsidiaries during 2012 without prior regulatory approval is as follows ($ in thousands):

Platinum Bermuda	$286,607
Platinum US	52,806
Total	$339,413

During the year ended December 31, 2011, dividends of $300.0 million were paid by the reinsurance subsidiaries of Platinum Holdings, of which $255.0 million was paid by Platinum Bermuda to Platinum Holdings and $45.0 million was paid by Platinum US to Platinum Finance.

During the year ended December 31, 2011, Platinum US repaid a $100.0 million surplus note to Platinum Regency, the parent company of Platinum Finance, and Platinum Regency paid dividends of $100.0 million to Platinum Holdings.  There are no regulatory restrictions on the amount of dividends that Platinum Finance can pay to Platinum Regency.  Irish law prohibits Platinum Regency from declaring a dividend to its shareholders unless it has “profits available for distribution.”  The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.

11.	Operating Segment Information

We have organized our worldwide reinsurance business into the following three operating segments: Property and Marine, Casualty and Finite Risk.  The Property and Marine segment includes principally property and marine reinsurance coverages that are written in the United States and international markets.  This operating segment includes property reinsurance, crop reinsurance and marine and aviation reinsurance.  The Property and Marine segment includes property catastrophe and marine excess-of-loss reinsurance contracts, property and marine per-risk excess-of-loss reinsurance contracts and property proportional reinsurance contracts.  The Casualty segment includes reinsurance contracts that cover general and product liability, professional liability, accident and health, umbrella liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, and political risk.  We generally seek to write casualty reinsurance on an excess-of-loss basis.  The Finite Risk operating segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  In exchange for contractual features that limit our risk, reinsurance contracts that we include in our Finite Risk segment typically provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through our finite risk contracts are generally consistent with the classes covered by our traditional products.  The finite risk reinsurance contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In managing our operating segments, we use measures such as net underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as net investment income, net realized gains and losses on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses by segment.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of underwriting income (loss) to income (loss) before income taxes for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	Year Ended December 31, 2011
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$344,682	$296,989	$9,843	$651,514

Net premiums earned	356,976	318,734	13,742	689,452
Net losses and loss adjustment expenses	628,062	178,650	(1,275)	805,437
Net acquisition expenses	49,348	72,738	11,091	133,177
Other underwriting expenses	27,622	19,002	940	47,564
Segment underwriting income (loss)	$(348,056)	$48,344	$2,986	(296,726)

Net investment income				125,863
Net realized gains (losses) on investments				3,934
Net impairment losses on investments				(22,370)
Other income (expense)				645
Net changes in fair value of derivatives				(4,329)
Corporate expenses not allocated to segments				(15,615)
Net foreign currency exchange (losses) gains				473
Interest expense				(19,072)
Income (loss) before income taxes				$(227,197)

Underwriting ratios:
Net loss and loss adjustment expense	175.9%	56.0%	(9.3%)	116.8%
Net acquisition expense	13.8%	22.8%	80.7%	19.3%
Other underwriting expense	7.7%	6.0%	6.8%	6.9%
Combined	197.4%	84.8%	78.2%	143.0%

	Year Ended December 31, 2010
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$412,675	$329,397	$18,517	$760,589

Net premiums earned	418,763	343,812	17,419	779,994
Net losses and loss adjustment expenses	343,509	119,679	4,232	467,420
Net acquisition expenses	60,224	71,474	14,978	146,676
Other underwriting expenses	32,678	23,091	1,260	57,029
Segment underwriting income (loss)	$(17,648)	$129,568	$(3,051)	108,869

Net investment income				134,385
Net realized gains (losses) on investments				107,791
Net impairment losses on investments				(36,610)
Other income (expense)				(207)
Net changes in fair value of derivatives				(9,588)
Corporate expenses not allocated to segments				(25,607)
Net foreign currency exchange (losses) gains				(1,385)
Interest expense				(18,996)
Income (loss) before income taxes				$258,652

Underwriting ratios:
Net loss and loss adjustment expense	82.0%	34.8%	24.3%	59.9%
Net acquisition expense	14.4%	20.8%	86.0%	18.8%
Other underwriting expense	7.8%	6.7%	7.2%	7.3%
Combined	104.2%	62.3%	117.5%	86.0%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2009
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$517,011	$356,488	$24,335	$897,834

Net premiums earned	528,488	388,901	19,947	937,336
Net losses and loss adjustment expenses	250,646	226,511	1,185	478,342
Net acquisition expenses	66,992	88,841	20,586	176,419
Other underwriting expenses	37,331	25,644	1,412	64,387
Segment underwriting income (loss)	$173,519	$47,905	$(3,236)	218,188

Net investment income				163,941
Net realized gains (losses) on investments				78,630
Net impairment losses on investments				(17,603)
Other income (expense)				3,084
Net changes in fair value of derivatives				(9,741)
Corporate expenses not allocated to segments				(30,295)
Net foreign currency exchange (losses) gains				399
Interest expense				(19,027)
Income (loss) before income taxes				$387,576

Underwriting ratios:
Net loss and loss adjustment expense	47.4%	58.2%	5.9%	51.0%
Net acquisition expense	12.7%	22.8%	103.2%	18.8%
Other underwriting expense	7.1%	6.6%	7.1%	6.9%
Combined	67.2%	87.6%	116.2%	76.7%

The following table presents our net premiums written for the years ended December 31, 2011, 2010 and 2009 by geographic location of the ceding company ($ in thousands):

	2011	2010	2009
United States	$457,735	$527,097	$690,483
International	193,779	233,492	207,351
Total	$651,514	$760,589	$897,834

12.	Share Incentive Compensation and Employee Benefit Plans

Share Incentive Compensation

We have a share incentive plan under which our employees and directors may be granted options, restricted shares, restricted share units, share appreciation rights, or other rights to acquire shares.  Upon effectiveness, our 2010 Share Incentive Plan (the "Plan") had an aggregate of 3,572,977 common shares available and reserved for issuance, which was comprised of 3,100,000 common shares as set forth in the Plan, plus authorized and unissued shares that remained available under a predecessor share incentive plan.  Share incentive awards granted under the Plan typically vest annually over a specified period of up to four years.

The following table provides the total share-based compensation expense recognized during the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	2011	2010	2009
Share-based compensation expense	$3,819	$14,338	$16,463
Tax benefit	(598)	(2,025)	(2,267)
Share based compensation expense, net of tax	$3,221	$12,313	$14,196

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(i)           Share options

Option awards generally vest over a three or four year period and expire ten years from the date of grant.

The following table sets forth information regarding outstanding options for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands, except weighted average exercise prices of options):

	As of and for the Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - beginning of year	1,081	$31.64	2,238	$31.12	2,574	$30.48
Granted	-	-	-	-	-	-
Exercised	(48)	25.87	(1,133)	30.56	(274)	24.63
Forfeited	(3)	33.96	(24)	34.35	(62)	33.22
Outstanding - end of year	1,030	$31.90	1,081	$31.64	2,238	$31.12
Options exercisable at year end	966		838		1,745
Weighted average exercise price of options exercisable at year end		$31.77		$30.92		$30.33

Share-based compensation expense related to these awards was $0.6 million, $1.6 million and $2.1 million in 2011, 2010 and 2009, respectively.  As of December 31, 2011, there was less than $0.1 million of unrecognized compensation cost related to outstanding options, all of which is expected to be recognized by the end of the first quarter of 2012.  The weighted average remaining contractual terms of all outstanding options and options exercisable were 4.6 years and 4.5 years, respectively, as of December 31, 2011.

The following table presents the intrinsic and fair values of the options exercised and vested during the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	2011	2010	2009
Intrinsic value of options exercised (1)	$707	$9,865	$2,949
Fair value of options exercised (2)	379	6,622	2,117
Fair value of options vested (2)	$1,496	$1,917	$2,544

(1)	Represents the difference between the market value and exercise price on the date of exercise.
(2)	Based on the Black-Scholes option pricing model.

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

(ii)           Restricted Shares

Restricted shares are granted on a periodic basis.  There were no restricted shares granted in 2011.  The restricted shares we have granted generally vest in equal annual tranches.

The following table sets forth information regarding outstanding restricted shares as of December 31, 2011, 2010 and 2009 (amounts in thousands, except per share weighted average grant date fair value):

	As of and for the Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	217	$36.21	229	$35.75	270	$34.91
Granted	-	-	80	36.73	66	36.22
Vested	(71)	35.61	(82)	35.56	(107)	33.90
Forfeited	-	-	(10)	35.19	-	-
Outstanding - end of year	146	$36.50	217	$36.21	229	$35.75

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of restricted shares at the grant date was $3.0 million and $2.4 million in 2010 and 2009, respectively.  Share-based compensation expense related to these awards was $3.1 million, $3.9 million and $3.4 million in 2011, 2010 and 2009, respectively.   As of December 31, 2011, there was $2.3 million of unrecognized compensation cost related to restricted share awards that is expected to be recognized over a weighted-average period of 1.1 years.

(iii)           Restricted Share Units

Service Based Awards Under the Share Incentive Plan

Service based restricted share units granted in 2008 and prior years generally vest in equal tranches on the third and fourth anniversaries of the grant date and restricted share units granted subsequent to 2008 vest pro rata over a four year period.

The following table sets forth information regarding outstanding restricted share units for our service based awards under our share incentive plan for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands, except per share weighted average grant date fair value):

	As of and for the Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	366	$33.76	399	$31.96	332	$33.31
Granted	109	43.20	135	37.08	151	28.81
Vested	(176)	33.88	(141)	31.80	(69)	31.37
Forfeited	(19)	36.65	(27)	33.52	(15)	32.90
Outstanding - end of year	280	$37.17	366	$33.76	399	$31.96

The fair value of service based awards of restricted share units at the grant date was $4.7 million, $5.0 million and $4.4 million in 2011, 2010 and 2009, respectively. Share-based compensation expense related to these awards was $4.0 million, $4.0 million and $3.6 million in 2011, 2010 and 2009, respectively.  As of December 31, 2011, there was $6.2 million of unrecognized compensation cost related to restricted share unit awards that is expected to be recognized over a weighted-average period of 1.1 years.

Long-term Performance Based Awards Under the Executive Incentive Plan

Our executive incentive plan is a long-term performance based incentive plan that provides for awards of restricted share units that may be settled in shares or cash. The executive incentive plan utilizes shares reserved under the share incentive plan for share-settled awards.  Awards that are settled in cash are discussed below under liability-classified awards.  Awards under the plan generally have a three year performance and vesting period, beginning with the grant year, and the actual number of common shares or amount of cash that each participant receives varies based on the average return on equity in the performance period.  An average return on equity of 18% or more results in a settlement of 200% of the initial award in common shares and an average return on equity of less than 6% reduces the award to zero.  An average return on equity between 6% and 18% results in a settlement of 1% to 200% of the initial award in cash or common shares determined through straight line interpolation.

a)  Equity-Classified Awards:

The grant date fair value of the executive incentive plan awards that are settled in common shares was $0.3 million, $3.7 million and $3.4 million in 2011, 2010 and 2009, respectively.  These restricted share units are generally settled in common shares at the completion of the performance period or upon certain terminations of employment on a prorated basis.

As a result of the decline in the average return on equity of the performance periods during the year ended December 31, 2011, $3.9 million of previously recognized share-based compensation expense related to restricted share units granted under our long-term performance based incentive plan was reversed.  Share-based compensation expense related to these awards was $4.8 million and $6.6 million in 2010 and 2009, respectively, and was based on estimates as of December 31, 2010 and 2009 of the average return on equity for the related performance periods.  As of December 31, 2011, there was no estimated unrecognized compensation cost related to these awards.

For the three-year performance periods ended December 31, 2011, 2010 and 2009, restricted share units earned by our executives who participated in the full three-year performance period for the executive incentive share grants were 20,333 shares for the 2009 grants, 126,436 shares for the 2008 grants, and 163,968 shares for the 2007 grants, respectively. These shares vested in the period subsequent to the end of the three-year performance period.  In addition, in 2011 restricted share units earned and vested upon terminations of certain executives were 5,253 and 23,284 for the 2010 and 2009 grant years, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth information regarding outstanding restricted share units for our equity-classified awards under our long-term performance based incentive plan for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands, except per share grant date fair value):

	As of and for the Years Ended
	December 31, 2011		December 31, 2010		December 31, 2009
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	412	$31.91	483	$32.03	357	$32.71
Granted	6	43.67	99	36.90	119	28.65
Vested	(155)	33.23	(164)	34.43	(149)	30.58
Forfeited	(39)	32.90	-	-	-	-
Performance adjustment	(205)	31.40	(6)	55.56	156	31.68
Outstanding - end of year	19	$28.65	412	$31.91	483	$32.03

b)  Liability-Classified Awards:

During 2011, we granted restricted share units under our long-term performance based incentive plan to certain executive officers that are settled in cash.  Restricted share units settled in cash are classified as liability awards.  They are recorded at fair value based on the market price of our stock at the end of each reporting period.  The grant date fair value of these restricted share units was $3.0 million in 2011.  There were no liability-classified grants in 2010 or 2009.

As a result of negative return on equity for the year ended December 31, 2011, we recorded no share-based compensation expense related to these awards in 2011 and, as of December 31, 2011, there was no estimated unrecognized compensation cost related to these awards.

The following table sets forth information regarding outstanding restricted share units for our liability-classified awards under our long-term performance based incentive plan for the year ended December 31, 2011 (amounts in thousands, except per share grant date fair value):

As of and for the Year Ended
December 31, 2011
	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	-	$-
Granted	70	43.67
Converted	-	-
Forfeited	-	-
Performance adjustment	(70)	43.67
Outstanding - end of year	-	$-

Additionally, during 2005, we granted variable long-term incentive cash awards to certain executive officers which had a grant date fair value of $1.8 million.  The cash settlement value of the awards was based on a percentage of the recipients’ average salary over a five-year performance period, beginning in the grant year, and a multiplier of 0% to 200%, based on the average return on equity in the five-year period, determined through straight line interpolation.  The Company recognized $0.8 million of share-based compensation expense related to these awards in 2009 based on the settlement value.  As of December 31, 2009, there was no unrecognized compensation cost related to these awards and they vested and settled for $1.3 million in 2010.

Share Unit Plan for Non-Employee Directors

For years prior to 2009, members of our Board of Directors received all or a portion of their directors’ fees in the form of share units.  In February 2010, the share unit plan was terminated as to future awards.  These awards were fully vested at the grant date and are settled in common shares or cash the earlier of 5 years from the grant date or when the participant ceases to be a member of the Board of Directors.  As at December 31, 2011, 21,585 share units were vested but not settled.

Defined Contribution Plans

The Company provides retirement benefits to employees through defined contribution plans whereby the Company contributes an amount to each employee equal to a specified percentage of the employee’s salary.  The defined contribution plans consist of plans in the United States, Bermuda and the United Kingdom.  Participants in the U.S. plan are required to make a contribution to the plan in order to receive the full Company contribution.  Expenses related to the defined contribution plans were $2.2 million, $2.3 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.	Earnings (Loss) per Common Share

The following is a reconciliation of the basic and diluted earnings or loss per common share computations for the years ended December 31, 2011, 2010 and 2009 ($ and amounts in thousands, except per share data):

	2011	2010	2009
Earnings (Loss)
Basic
Net income (loss) attributable to common shareholders	$(224,064)	$215,498	$381,990
Net income (loss) allocated to participating common shareholders (1)	(1,189)	-	-
Net income (loss) allocated to common shareholders	$(222,875)	$215,498	$381,990

Diluted
Net income (loss) allocated to common shareholders	$(222,875)	$215,498	$381,990
Effect of dilutive securities:
Preferred dividends	-	-	1,301
Adjusted net income (loss) for diluted earnings per common share	$(222,875)	$215,498	$383,291

Common Shares
Basic
Weighted average common shares outstanding	36,901	41,930	49,535

Diluted
Weighted average common shares outstanding	36,901	41,930	49,535
Effect of dilutive securities:
Conversion of preferred shares	-	-	756
Common share options	164	2,610	1,595
Restricted share units	195	512	429
Adjusted weighted average common shares outstanding	37,260	45,052	52,315

Earnings (Loss) Per Common Share
Basic earnings (loss) per common share	$(6.04)	$5.14	$7.71
Diluted earnings (loss) per common share (2)	$(6.04)	$4.78	$7.33

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plans that are considered to be participating securities.
(2)	During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation as the effect of including potential dilutive shares would be anti-dilutive.

14.	Related Party Transactions and Agreements

Platinum US had a two year consulting agreement with SHN Enterprises, Inc. ("SHN") beginning in 2008.  Steven H. Newman, the former chairman of our Board of Directors, was the President of SHN.  Expenses incurred pursuant to the agreement with SHN in 2009 were approximately $0.5 million.  There were no expenses incurred in 2011 and 2010.  Additionally in 2008, Platinum Holdings entered into a nonqualified share option agreement with the former chairman, under the terms of which he was granted a fully vested option for the purchase of 500,000 common shares at an exercise price of $36.00 per share.  All options were exercised in 2010.

15.	Commitments and Contingencies

Lease Commitments

The following table presents our future minimum annual lease commitments under various non-cancelable operating leases for our facilities ($ in thousands):

Years Ending December 31,
2012	$2,843
2013	1,188
2014	243
2015	165
2016	132
Thereafter	37
Total	$4,608

Operating lease expense was $2.8 million, $2.6 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employment Agreements

The Company has entered into employment agreements with its executive officers. These agreements provide for annual compensation in the form of salary, benefits, annual incentive payments, share-based awards, the reimbursement of certain expenses, as well as certain severance provisions. The severance provisions include accelerated vesting of share-based compensation under certain circumstances, such as upon a change in control, as defined by the Company’s Change in Control Severance Plan and Employee Severance Plan.

Concentrations of Credit Risk

The areas where significant concentration of credit risk may exist principally include investments, cash and cash equivalents, reinsurance premiums receivable and reinsurance recoverable. The Company limits the amount of credit exposure to any one financial institution and none of the Company’s investments exceeded 10% of shareholders’ equity at December 31, 2011. See Note 5, “Retrocessional Reinsurance” for information with respect to reinsurance recoverable. In addition, the Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance balances owed to and by the Company.

Litigation

In the normal course of business, we may become involved in various claims and legal proceedings.  We are not currently aware of any pending or threatened material litigation or arbitration other than in the ordinary course of our reinsurance business.  Estimated losses related to claims arising in the normal course of our reinsurance business, including the anticipated outcome of any pending arbitration or litigation, are included in unpaid losses and LAE in our consolidated balance sheets.

16.	Quarterly Financial Data (Unaudited)

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2011 and 2010 is unaudited.  However, in the opinion of management, all necessary adjustments have been made (consisting of normal recurring adjustments) to present fairly the results of operations for such periods ($ in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011
Net premiums earned	$167,322	$166,813	$172,436	$182,881
Net investment income	29,758	29,762	33,965	32,378
Net losses and LAE	125,032	201,453	159,357	319,595
Net acquisition expenses	34,904	30,208	34,115	33,950
Operating expenses	14,168	14,755	17,105	17,151
Net income (loss) attributable to common shareholders	$7,064	$(53,535)	$(20,401)	$(157,192)
Earnings (loss) per common share:
Basic	$0.20	$(1.43)	$(0.55)	$(4.20)
Diluted	$0.19	$(1.43)	$(0.55)	$(4.20)
Average common shares outstanding:
Basic	36,117	37,183	37,113	37,199
Diluted	36,302	37,360	37,399	38,022

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
Net premiums earned	$184,980	$183,404	$191,432	$220,178
Net investment income	30,430	31,078	35,372	37,505
Net losses and LAE	152,283	79,094	71,475	164,568
Net acquisition expenses	32,742	32,517	44,088	37,329
Operating expenses	20,731	20,004	20,160	21,741
Net income (loss) attributable to common shareholders	$(17,724)	$93,662	$124,139	$15,421
Earnings (loss) per common share:
Basic	$(0.46)	$2.31	$2.87	$0.34
Diluted	$(0.46)	$2.13	$2.68	$0.32
Average common shares outstanding:
Basic	38,670	40,485	43,225	45,431
Diluted	40,953	44,044	46,249	48,494

17.	Condensed Consolidating Financial Information

Platinum Holdings fully and unconditionally guarantees the $250.0 million of debt obligations issued by Platinum Finance as described in Note 7.

The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Balance Sheet
December 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$274	$3,377,260	$-	$3,377,534
Investment in subsidiaries	1,638,898	621,041	484,561	(2,744,500)	-
Cash and cash equivalents	47,791	108,260	636,459	-	792,510
Reinsurance assets	-	-	297,374	-	297,374
Other assets	6,229	6,620	71,344	-	84,193
Total assets	$1,692,918	$736,195	$4,866,998	$(2,744,500)	$4,551,611
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$2,573,701	$-	$2,573,701
Debt obligations	-	250,000	-	-	250,000
Other liabilities	2,059	1,634	33,358	-	37,051
Total liabilities	$2,059	$251,634	$2,607,059	$-	$2,860,752

Shareholders' Equity
Common Shares	$355	$-	$8,000	$(8,000)	$355
Additional paid-in capital	313,730	213,342	2,000,335	(2,213,677)	313,730
Accumulated other comprehensive income (loss)	146,635	41,277	187,903	(229,180)	146,635
Retained earnings	1,230,139	229,942	63,701	(293,643)	1,230,139
Total shareholders' equity	$1,690,859	$484,561	$2,259,939	$(2,744,500)	$1,690,859

Total liabilities and shareholders' equity	$1,692,918	$736,195	$4,866,998	$(2,744,500)	$4,551,611

Condensed Consolidating Balance Sheet
December 31, 2010

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$394	$3,224,227	$-	$3,224,621
Investment in subsidiaries	1,910,617	599,965	434,539	(2,945,121)	-
Cash and cash equivalents	45,035	7,347	935,495	-	987,877
Reinsurance assets	-	-	301,778	-	301,778
Inter-company loans (1)	-	75,000	-	(75,000)	-
Other assets	17,337	3,111	80,096	(507)	100,037
Total assets	$1,972,989	$685,817	$4,976,135	$(3,020,628)	$4,614,313
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$2,431,741	$-	$2,431,741
Debt obligations	-	250,000	-	-	250,000
Inter-company loans (1)	75,000	-	-	(75,000)	-
Other liabilities	2,534	1,592	33,498	(507)	37,117
Total liabilities	$77,534	$251,592	$2,465,239	$(75,507)	$2,718,858

Shareholders' Equity
Common Shares	$377	$-	$8,000	$(8,000)	$377
Additional paid-in capital	453,619	212,956	1,876,561	(2,089,517)	453,619
Accumulated other comprehensive income (loss)	(24,488)	1,509	(22,991)	21,482	(24,488)
Retained earnings	1,465,947	219,760	649,326	(869,086)	1,465,947
Total shareholders' equity	$1,895,455	$434,225	$2,510,896	$(2,945,121)	$1,895,455

Total liabilities and shareholders' equity	$1,972,989	$685,817	$4,976,135	$(3,020,628)	$4,614,313

(1) During 2010, Platinum Finance provided loans to Platinum Holdings of $75.0 million, due February 1, 2011.  These loans were repaid on February 1, 2011.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$689,452	$-	$689,452
Net investment income	5	25	125,886	(53)	125,863
Net realized gains on investments	-	-	3,934	-	3,934
Net impairment losses on investments	-	-	(22,370)	-	(22,370)
Other income (expense)	(573)	121	1,097	-	645
Total revenue	(568)	146	797,999	(53)	797,524

Expenses:
Net losses and loss adjustment expenses	-	-	805,437	-	805,437
Net acquisition expenses	-	-	133,177	-	133,177
Net changes in fair value of derivatives	-	-	4,329	-	4,329
Operating expenses	15,813	341	47,025	-	63,179
Net foreign currency exchange losses (gains)	1	-	(474)	-	(473)
Interest expense	53	19,072	-	(53)	19,072
Total expenses	15,867	19,413	989,494	(53)	1,024,721
Income (loss) before income taxes	(16,435)	(19,267)	(191,495)	-	(227,197)
Income tax expense (benefit)	(600)	(6,531)	3,998	-	(3,133)
Income (loss) before equity in earnings of subsidiaries	(15,835)	(12,736)	(195,493)	-	(224,064)
Equity in earnings of subsidiaries	(208,229)	22,918	10,182	175,129	-
Net income (loss)	$(224,064)	$10,182	$(185,311)	$175,129	$(224,064)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$779,994	$-	$779,994
Net investment income	82	209	134,172	(78)	134,385
Net realized gains on investments	-	81	107,710	-	107,791
Net impairment losses on investments	-	-	(36,610)	-	(36,610)
Other income (expense)	4,225	-	(4,432)	-	(207)
Total revenue	4,307	290	980,834	(78)	985,353

Expenses:
Net losses and loss adjustment expenses	-	-	467,420	-	467,420
Net acquisition expenses	-	-	146,676	-	146,676
Net changes in fair value of derivatives	-	-	9,588	-	9,588
Operating expenses	26,108	229	56,299	-	82,636
Net foreign currency exchange losses (gains)	-	-	1,381	4	1,385
Interest expense	78	18,996	-	(78)	18,996
Total expenses	26,186	19,225	681,364	(74)	726,701
Income (loss) before income taxes	(21,879)	(18,935)	299,470	(4)	258,652
Income tax expense (benefit)	600	(6,524)	49,078	-	43,154
Income (loss) before equity in earnings of subsidiaries	(22,479)	(12,411)	250,392	(4)	215,498
Equity in earnings of subsidiaries	237,977	101,689	89,157	(428,823)	-
Net income	$215,498	$89,278	$339,549	$(428,827)	$215,498

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$937,336	$-	$937,336
Net investment income	54	141	163,746	-	163,941
Net realized gains on investments	-	1	78,629	-	78,630
Net impairment losses on investments	-	-	(17,603)	-	(17,603)
Other income (expense)	4,724	-	(1,640)	-	3,084
Total revenue	4,778	142	1,160,468	-	1,165,388

Expenses:
Net losses and loss adjustment expenses	-	-	478,342	-	478,342
Net acquisition expenses	-	-	176,419	-	176,419
Net changes in fair value of derivatives	-	-	9,741	-	9,741
Operating expenses	29,640	371	64,671	-	94,682
Net foreign currency exchange losses (gains)	-	-	(400)	1	(399)
Interest expense	-	19,027	-	-	19,027
Total expenses	29,640	19,398	728,773	1	777,812
Income (loss) before income taxes	(24,862)	(19,256)	431,695	(1)	387,576
Income tax expense (benefit)	600	(6,684)	10,369	-	4,285
Income (loss) before equity in earnings of subsidiaries	(25,462)	(12,572)	421,326	(1)	383,291
Equity in earnings of subsidiaries	408,753	26,295	14,106	(449,154)	-
Net income (loss)	383,291	13,723	435,432	(449,155)	383,291
Preferred dividends	1,301	-	-	-	1,301
Net income (loss) attributable to common shareholders	$381,990	$13,723	$435,432	$(449,155)	$381,990

Condensed Consolidating Statement of Cash Flows
For Year Ended December 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(4,151)	$(16,200)	$(13,355)	$-	$(33,706)

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	-	-	466,759	-	466,759
Proceeds from sale of fixed maturity trading securities	-	-	20,413	-	20,413
Proceeds from sale of short-term investments	-	-	52,695	-	52,695
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	-	113	125,682	-	125,795
Proceeds from maturity of fixed maturity trading securities	-	-	5,000	-	5,000
Proceeds from maturity of short-term investments	-	-	583,999	-	583,999
Proceeds from sale of investment-related derivatives	-	-	7,778	-	7,778
Acquisition of fixed maturity available-for-sale securities	-	-	(223,675)	-	(223,675)
Acquisition of short-term investments	-	-	(1,053,552)	-	(1,053,552)
Acquisition of investment-related derivatives	-	-	(9,423)	-	(9,423)
Dividends from subsidiaries	355,000	45,000	-	(400,000)	-
Investment in subsidiary	(120,000)	(3,000)	-	123,000	-
Inter-company loans	-	75,000	100,000	(175,000)	-
Net cash provided by (used in) investing activities	235,000	117,113	75,676	(452,000)	(24,211)

Financing Activities:
Dividends paid to common shareholders	(11,744)	-	(400,000)	400,000	(11,744)
Repurchase of common shares	(94,695)	-	-	-	(94,695)
Purchase of common share options	(47,900)	-	-	-	(47,900)
Proceeds from exercise of common share options	1,246	-	-	-	1,246
Capital contribution from parent	-	-	123,000	(123,000)	-
Inter-company loans	(75,000)	-	(100,000)	175,000	-
Net cash provided by (used in) financing activities	(228,093)	-	(377,000)	452,000	(153,093)

Effect of foreign currency exchange rate changes on cash	-	-	15,643	-	15,643
Net increase (decrease) in cash and cash equivalents	2,756	100,913	(299,036)	-	(195,367)
Cash and cash equivalents at beginning of year	45,035	7,347	935,495	-	987,877
Cash and cash equivalents at end of year	$47,791	$108,260	$636,459	$-	$792,510

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(18,940)	$(9,403)	$53,072	$-	$24,729

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	-	10,572	3,331,239	-	3,341,811
Proceeds from sale of preferred stocks	-	-	5,176	-	5,176
Proceeds from sale of short-term investments	-	-	17,110	-	17,110
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	-	521	226,553	-	227,074
Proceeds from maturity of short-term investments	-	20,400	438,925	-	459,325
Acquisition of fixed maturity available-for-sale securities	-	-	(2,687,690)	-	(2,687,690)
Acquisition of short-term investments	-	(5,398)	(619,090)	-	(624,488)
Dividends from subsidiaries	396,500	58,000	-	(454,500)	-
Inter-company loans	-	(75,000)	-	75,000	-
Net cash provided by (used in) investing activities	396,500	9,095	712,223	(379,500)	738,318

Financing Activities:
Dividends paid to common shareholders	(13,403)	-	(454,500)	454,500	(13,403)
Repurchase of common shares	(379,675)	-	-	-	(379,675)
Purchase of common share options	(98,520)	-	-	-	(98,520)
Proceeds from exercise of common share options	34,625	-	-	-	34,625
Inter-company loans	75,000	-	-	(75,000)	-
Net cash provided by (used in) financing activities	(381,973)	-	(454,500)	379,500	(456,973)

Effect of foreign currency exchange rate changes on cash	-	-	(981)	-	(981)
Net increase (decrease) in cash and cash equivalents	(4,413)	(308)	309,814	-	305,093
Cash and cash equivalents at beginning of year	49,448	7,655	625,681	-	682,784
Cash and cash equivalents at end of year	$45,035	$7,347	$935,495	$-	$987,877

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net cash provided by (used in) operating activities	$(7,639)	$(17,008)	$501,844	$-	$477,197

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	-	-	1,538,633	-	1,538,633
Proceeds from sale of fixed maturity trading securities	-	-	153,223	-	153,223
Proceeds from sale of short-term investments	-	-	365,676	-	365,676
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	-	757	434,126	-	434,883
Proceeds from maturity of short-term investments	-	-	67,450	-	67,450
Acquisition of fixed maturity available-for-sale securities	-	(9,985)	(2,351,328)	-	(2,361,313)
Acquisition of fixed maturity trading securities	-	-	(164,748)	-	(164,748)
Acquisition of short-term investments	-	(14,944)	(369,149)	-	(384,093)
Dividends from subsidiaries	255,000	20,000	-	(275,000)	-
Proceeds from sale of subsidiary shares	-	-	15,377	(15,377)	-
Purchase of subsidiary shares	-	-	(18,367)	18,367	-
Net cash provided by (used in) investing activities	255,000	(4,172)	(329,107)	(272,010)	(350,289)

Financing Activities:
Dividends paid to preferred shareholders	(2,602)	-	-	-	(2,602)
Dividends paid to common shareholders	(16,099)	-	(275,000)	275,000	(16,099)
Repurchase of common shares	(252,296)	-	(15,377)	15,377	(252,296)
Proceeds from exercise of common share options	6,759	-	-	-	6,759
Proceeds from common share issuance	-	18,367	-	(18,367)	-
Net cash provided by (used in) financing activities	(264,238)	18,367	(290,377)	272,010	(264,238)

Effect of foreign currency exchange rate changes on cash	-	-	7,097	-	7,097
Net increase (decrease) in cash and cash equivalents	(16,877)	(2,813)	(110,543)	-	(130,233)
Cash and cash equivalents at beginning of year	66,325	10,468	736,224	-	813,017
Cash and cash equivalents at end of year	$49,448	$7,655	$625,681	$-	$682,784

Platinum Underwriters Holdings, Ltd. and Subsidiaries

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided elsewhere in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

Under date of February 21, 2012, we reported on the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011, as contained in the annual report on Form 10-K for the year 2011.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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
February 21, 2012

SCHEDULE I
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
As of December 31, 2011
($ in thousands)

	Cost*	Fair Value	Amount at which shown in Balance Sheet

Fixed maturity securities:
Bonds:
U.S. Government and government agencies and authorities	$104,702	$105,342	$105,342
States, municipalities and political subdivisions	1,432,458	1,576,216	1,576,216
Non-U.S. governments	185,148	196,392	196,392
Non-U.S. corporate	71,433	74,864	74,864
Public utilities	143,240	154,968	154,968
All other corporate	672,885	680,918	680,918
Total fixed maturity securities	2,609,866	2,788,700	2,788,700
Short-term investments	588,788	588,834	588,834
Total investments	$3,198,654	$3,377,534	$3,377,534

* Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums and discounts.

See accompanying report of the independent registered public accounting firm.

SCHEDULE II
Platinum Underwriters Holdings, Ltd. and Subsidiaries
(Parent Company)
Condensed Balance Sheets
December 31, 2011 and 2010
($ in thousands, except share data)

	2011	2010
ASSETS
Investment in subsidiaries	$1,638,898	$1,910,617
Cash and cash equivalents	47,791	45,035
Other assets	6,229	17,337
Total assets	$1,692,918	$1,972,989

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Inter-company loans	$-	$75,000
Other liabilities	2,059	2,534
Total liabilities	$2,059	$77,534
Shareholders' equity
Common shares, $.01 par value, 200,000,000 shares authorized 35,526,400 and 37,757,926 shares issued and outstanding, respectively	$355	$377
Additional paid-in-capital	313,730	453,619
Accumulated other comprehensive income (loss)	146,635	(24,488)
Retained earnings	1,230,139	1,465,947
Total shareholders' equity	$1,690,859	$1,895,455
Total liabilities and shareholders' equity	$1,692,918	$1,972,989

See accompanying report of the independent registered public accounting firm.

SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd. and Subsidiaries
(Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2011, 2010 and 2009
($ in thousands)

	2011	2010	2009
Revenue:
Net investment income	$5	$82	$54
Other income (expense)	(573)	4,225	4,724
Total revenue	(568)	4,307	4,778

Expenses:
Operating expenses	15,813	26,108	29,640
Net foreign currency exchange losses (gains)	1	-	-
Interest expense on inter-company loans	53	78	-
Total expenses	15,867	26,186	29,640

Income (loss) before income taxes	(16,435)	(21,879)	(24,862)
Income tax expense (benefit)	(600)	600	600
Income (loss) before equity in earnings of subsidiaries	(15,835)	(22,479)	(25,462)
Equity in earnings of subsidiaries	(208,229)	237,977	408,753
Net income (loss)	(224,064)	215,498	383,291
Preferred dividends	-	-	1,301
Net income (loss) attributable to common shareholders	$(224,064)	$215,498	$381,990

See accompanying report of the independent registered public accounting firm.

SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd. and Subsidiaries
(Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2011, 2010 and 2009
($ in thousands)

	2011	2010	2009
Operating Activities:
Net loss before equity in earnings of subsidiaries	$(15,835)	$(22,479)	$(25,462)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Share-based compensation	984	5,917	6,865
Depreciation and amortization	-	76	403
Other net	10,700	(2,454)	10,555
Net cash provided by (used in) operating activities	(4,151)	(18,940)	(7,639)

Investing Activities:
Dividends from subsidiaries	355,000	396,500	255,000
Investment in subsidiary	(120,000)	-	-
Net cash provided by (used in) investing activities	235,000	396,500	255,000

Financing Activities:
Dividends paid to preferred shareholders	-	-	(2,602)
Dividends paid to common shareholders	(11,744)	(13,403)	(16,099)
Repurchase of common shares	(94,695)	(379,675)	(252,296)
Purchase of common share options	(47,900)	(98,520)	-
Proceeds from exercise of common share options	1,246	34,625	6,759
Inter-company loans	(75,000)	75,000	-
Net cash provided by (used in) financing activities	(228,093)	(381,973)	(264,238)
Net increase (decrease) in cash and cash equivalents	2,756	(4,413)	(16,877)
Cash and cash equivalents at beginning of year	45,035	49,448	66,325
Cash and cash equivalents at end of year	$47,791	$45,035	$49,448

Supplemental disclosures of cash flow information:
Income taxes paid (recovered)	$(600)	$600	$600
Interest paid	$131	$-	$-

See accompanying report of the independent registered public accounting firm.

SCHEDULE III
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Supplementary Insurance Information
 ($ in thousands)

Period	Deferred Policy Acquisition Costs	Net Unpaid Losses and Loss Adjustment Expenses	Net Unearned Premium	Other Policy Claims and Benefits Payable	Net Earned Premium	Net Investment Income	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Policy Acquisition Costs (1)	Other Operating Expenses (2)	Net Written Premiums
Year ended December 31, 2011:
Property and Marine	$4,772	$806,066	$13,895		$356,976		$628,062	$49,348	$27,622	$344,682
Casualty	22,915	1,512,727	93,938		318,734		178,650	72,738	19,002	296,989
Finite Risk	1,092	66,866	4,971		13,742		(1,275)	11,091	940	9,843
Total	$28,779	$2,385,659	$112,804	$-	$689,452	$125,863	$805,437	$133,177	$47,564	$651,514

Year ended December 31, 2010:
Property and Marine	$6,184	$523,283	$25,982		$418,763		$343,509	$60,224	$32,678	$412,675
Casualty	28,462	1,597,740	115,663		343,812		119,679	71,474	23,091	329,397
Finite Risk	1,938	87,443	8,869		17,419		4,232	14,978	1,260	18,517
Total	$36,584	$2,208,466	$150,514	$-	$779,994	$134,385	$467,420	$146,676	$57,029	$760,589

Year ended December 31, 2009:
Property and Marine	$6,840	$470,288	$32,194		$528,488		$250,646	$66,992	$37,331	$517,011
Casualty	31,854	1,753,160	130,174		388,901		226,511	88,841	25,644	356,488
Finite Risk	1,733	111,560	7,771		19,947		1,185	20,586	1,412	24,335
Total	$40,427	$2,335,008	$170,139	$-	$937,336	$163,941	$478,342	$176,419	$64,387	$897,834

(1)
Amounts represent the net acquisition expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) and include total deferred acquisition costs amortized of $101.8 million, $113.7 million and $133.6 million in 2011, 2010 and 2009, respectively.

(2)	Amounts exclude corporate expenses not allocated to segments of $15.6 million, $25.6 million, and $30.3 million in 2011, 2010, and 2009, respectively.

See accompanying report of the independent registered public accounting firm.

SCHEDULE IV
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Reinsurance
 ($ in thousands)

Description	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Property and liability premiums written:
Year ended December 31, 2011:
Property and Marine	$-	$35,782	$380,464	$344,682	110.4%
Casualty	-	-	296,989	296,989	100.0%
Finite Risk	-	-	9,843	9,843	100.0%
Total	$-	$35,782	$687,296	$651,514	105.5%
Year ended December 31, 2010:
Property and Marine	$-	$18,937	$431,612	$412,675	104.6%
Casualty	-	-	329,397	329,397	100.0%
Finite Risk	-	-	18,517	18,517	100.0%
Total	$-	$18,937	$779,526	$760,589	102.5%
Year ended December 31, 2009:
Property and Marine	$-	$26,840	$543,851	$517,011	105.2%
Casualty	-	-	356,488	356,488	100.0%
Finite Risk	-	-	24,335	24,335	100.0%
Total	$-	$26,840	$924,674	$897,834	103.0%

See accompanying report of the independent registered public accounting firm.