Form 10-Q
period 2012-03-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2012-04-27
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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
     Yes ___     No  X

The registrant had 34,838,017 common shares, par value $0.01 per share, outstanding as of April 19, 2012.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
March 31, 2012 and December 31, 2011
($ in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value	$2,616,140	$2,663,574
(amortized cost - $2,453,830 and $2,494,710, respectively)
Fixed maturity trading securities at fair value	127,620	125,126
(amortized cost - $118,079 and $115,156, respectively)
Short-term investments	216,047	588,834
Total investments	2,959,807	3,377,534
Cash and cash equivalents	1,167,848	792,510
Accrued investment income	29,337	29,440
Reinsurance premiums receivable	148,126	159,387
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	4,265	6,302
Prepaid reinsurance premiums	3,128	8,360
Funds held by ceding companies	95,357	94,546
Deferred acquisition costs	28,203	28,779
Deferred tax assets	27,441	31,613
Other assets	24,908	23,140
Total assets	$4,488,420	$4,551,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,315,527	$2,389,614
Unearned premiums	121,553	121,164
Debt obligations	250,000	250,000
Commissions payable	62,083	62,773
Other liabilities	32,362	37,201
Total liabilities	$2,781,525	$2,860,752

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized,	$348	$355
34,838,017 and 35,526,400 shares issued and outstanding, respectively
Additional paid-in capital	285,503	313,730
Accumulated other comprehensive income	140,458	146,635
Retained earnings	1,280,586	1,230,139
Total shareholders' equity	$1,706,895	$1,690,859

Total liabilities and shareholders' equity	$4,488,420	$4,551,611

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
($ in thousands, except per share data)

	2012	2011
Revenue:
Net premiums earned	$138,212	$182,881
Net investment income	28,552	32,378
Net realized gains on investments	22,339	407
Total other-than-temporary impairments	244	1,048
Portion of impairment losses recognized in accumulated other comprehensive income (loss)	(1,314)	(2,555)
Net impairment losses on investments	(1,070)	(1,507)
Other income (expense)	(479)	1,096
Total revenue	187,554	215,255

Expenses:
Net losses and loss adjustment expenses	79,196	319,595
Net acquisition expenses	30,657	33,950
Net changes in fair value of derivatives	-	(3,726)
Operating expenses	16,983	17,151
Net foreign currency exchange losses (gains)	532	189
Interest expense	4,772	4,766
Total expenses	132,140	371,925

Income (loss) before income taxes	55,414	(156,670)
Income tax expense	2,127	522
Net income (loss)	$53,287	$(157,192)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$1.50	$(4.20)
Diluted earnings (loss) per common share	$1.49	$(4.20)

Shareholder dividends:
Common shareholder dividends declared	$2,840	$2,964
Dividends declared per common share	$0.08	$0.08

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
($ in thousands)

	2012	2011
Net income (loss)	$53,287	$(157,192)
Other comprehensive income (loss), before deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the period	15,057	14,769
Reclassification adjustments:
Net realized gains on available-for-sale investments	(22,678)	(3,708)
Net impairment losses on investments	1,070	1,507
Other comprehensive income (loss), before deferred tax	(6,551)	12,568

Deferred tax on components of other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities arising during the period	(60)	(762)
Reclassification adjustments:
Net realized gains on available-for-sale investments	559	244
Net impairment losses on investments	(125)	(46)
Deferred income tax (expense) benefit	374	(564)

Other comprehensive income (loss), net of deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the period	14,997	14,007
Reclassification adjustments:
Net realized gains on available-for-sale investments	(22,119)	(3,464)
Net impairment losses on investments	945	1,461
Other comprehensive income (loss), net of deferred tax	(6,177)	12,004

Comprehensive income (loss)	$47,110	$(145,188)

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
($ in thousands)

	2012	2011
Common shares:
Balances at beginning of period	$355	$377
Exercise of common share options	-	-
Issuance of common shares	-	-
Settlement of equity awards	1	4
Repurchase of common shares	(8)	(8)
Balances at end of period	348	373

Additional paid-in capital:
Balances at beginning of period	313,730	453,619
Exercise of common share options	431	725
Issuance of common shares	-	2
Share based compensation	1,886	1,107
Settlement of equity awards	(1,108)	(2,531)
Repurchase of common shares	(29,478)	(33,899)
Purchase of common share options	-	(47,900)
Income tax benefit from share based compensation	42	370
Balances at end of period	285,503	371,493

Accumulated other comprehensive income (loss):
Balances at beginning of period	146,635	(24,488)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes:
Change in unrealized gains and losses	(7,439)	9,499
Non-credit component of impairment losses	1,262	2,505
Balances at end of period	140,458	(12,484)

Retained earnings:
Balances at beginning of period	1,230,139	1,465,947
Net income (loss)	53,287	(157,192)
Common share dividends	(2,840)	(2,964)
Balances at end of period	1,280,586	1,305,791
Total shareholders' equity	$1,706,895	$1,665,173

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
($ in thousands)

	2012	2011
Operating Activities:
Net income (loss)	$53,287	$(157,192)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	1,166	1,531
Net realized gains on investments	(22,339)	(407)
Net impairment losses on investments	1,070	1,507
Net foreign currency exchange losses	532	189
Share-based compensation	1,967	1,107
Deferred income tax expense	4,545	108
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	121	(2,484)
Decrease (increase) in reinsurance premiums receivable	11,681	(44,426)
Decrease (increase) in funds held by ceding companies	(376)	7,460
Decrease in deferred acquisition costs	594	259
Increase (decrease) in net unpaid and paid losses and loss adjustment expenses	(82,086)	170,975
Increase in net unearned premiums	5,449	11,905
Increase (decrease) in commissions payable	(733)	5,271
Changes in other assets and liabilities	(7,567)	(1,031)
Net cash provided by (used in) operating activities	(32,689)	(5,228)

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	151,136	60,524
Proceeds from sale of fixed maturity trading securities	-	5,225
Proceeds from sale of short-term investments	20,597	25,995
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	40,969	47,901
Proceeds from maturity of short-term investments	439,799	63,700
Acquisition of fixed maturity available-for-sale securities	(131,241)	(29,238)
Acquisition of short-term investments	(77,538)	(10,948)
Net cash provided by (used in) investing activities	443,722	163,159

Financing Activities:
Dividends paid to common shareholders	(2,840)	(2,964)
Repurchase of common shares	(29,486)	(33,907)
Purchase of common share options	-	(47,900)
Proceeds from exercise of common share options	431	725
Net cash provided by (used in) financing activities	(31,895)	(84,046)

Effect of foreign currency exchange rate changes on cash	(3,800)	2,969
Net increase (decrease) in cash and cash equivalents	375,338	76,854
Cash and cash equivalents at beginning of period	792,510	987,877
Cash and cash equivalents at end of period	$1,167,848	$1,064,731

Supplemental disclosures of cash flow information:
Income taxes paid	$90	$236
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2012 and 2011

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements included in this report as of  March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited and include all adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”).  ASU 2011-12 defers the presentation on the face of the financial statements of the effects of reclassifications of the components of net income and other comprehensive income out of accumulated other comprehensive income for all periods.  None of the other requirements of ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) issued in June 2011 are affected by ASU 2011-12.  ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  We adopted the guidance as of January 1, 2012 and included a separate statement of comprehensive income (loss) in our financial statements.  The separate statement of comprehensive income (loss) incorporated the effects of reclassification adjustments recognized in our statement of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under U.S. GAAP or International Financial Reporting Standards (“IFRS”).  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity is required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable.  We adopted the guidance as of January 1, 2012 and there were no changes in valuation technique or inputs. Additional disclosures required under ASU 2011-04 have been reflected in Note 3.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2012 and 2011

In October 2010, the FASB issued ASU No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”).  ASU 2010-26 modifies the types of costs that may be deferred, allowing insurance companies to only defer costs directly related to successful acquisition of new or renewal contracts.  These costs include incremental direct costs of successful contracts, the portion of employees’ salaries and benefits related to time spent on acquisition activities for successful contracts and other costs incurred in the acquisition of contracts.  Additional disclosure of the type of acquisition costs capitalized is also required.  ASU 2010-26 is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period.  We adopted the guidance as of January 1, 2012 and there was no impact on our financial statements.

2.	Investments

Fixed Maturity Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities as of March 31, 2012 and December 31, 2011 ($ in thousands):

		Included in Accumulated Other Comprehensive Income
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI (1)
March 31, 2012:
U.S. Government	$4,684	$338	$-	$5,022	$-
U.S. Government agencies	110,004	173	-	110,177	-
Municipal bonds	1,393,530	139,671	26	1,533,175	-
Non-U.S. governments	92,978	2,167	159	94,986	-
Corporate bonds	343,131	19,480	1,019	361,592	-
Commercial mortgage-backed securities	187,617	13,744	1,446	199,915	47
Residential mortgage-backed securities	298,512	2,671	10,537	290,646	6,617
Asset-backed securities	23,374	552	3,299	20,627	2,901
Total fixed maturity available-for-sale securities	$2,453,830	$178,796	$16,486	$2,616,140	$9,565

December 31, 2011:
U.S. Government	$4,702	$381	$-	$5,083	$-
U.S. Government agencies	100,000	259	-	100,259	-
Municipal bonds	1,510,658	150,280	178	1,660,760	-
Non-U.S. governments	69,992	1,929	655	71,266	-
Corporate bonds	329,218	21,093	763	349,548	-
Commercial mortgage-backed securities	195,309	11,884	2,584	204,609	196
Residential mortgage-backed securities	261,187	2,866	12,426	251,627	8,397
Asset-backed securities	23,644	489	3,711	20,422	2,821
Total fixed maturity available-for-sale securities	$2,494,710	$189,181	$20,317	$2,663,574	$11,414

(1)
The non-credit portion of other than temporary impairments ("OTTI") represents the amount of unrealized losses on impaired securities that were not realized in earnings as of the reporting date.  These unrealized losses are included in gross unrealized losses as of March 31, 2012 and December 31, 2011.

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

Fixed Maturity Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of March 31, 2012 and December 31, 2011($ in thousands):

	March 31, 2012	December 31, 2011
Non-U.S. dollar denominated securities:
Non-U.S. governments	$127,620	$125,126
Total fixed maturity trading securities	$127,620	$125,126

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2012 and 2011

Our non-U.S. government fixed maturity trading securities are non-U.S. dollar denominated investments held for the purposes of hedging our non-U.S. dollar foreign currency reinsurance liabilities.  In prior periods, we have used insurance-linked securities to actively manage our exposure to catastrophe loss. We elected to record our investments in insurance-linked securities using the fair value option attributes of FASB Accounting Standards Codification ("ASC") 825, "Financial Instruments" ("ASC 825"), and recorded these in fixed maturity trading securities.  For the three months ended March 31, 2011 there were mark-to-market adjustments of $1.2 million of net realized losses on investments recorded under ASC 825.

At acquisition, we determine our trading intent in the near term of our fixed maturity trading securities accounted for in accordance with ASC 825. If we do not intend to sell these securities in the near term, the purchases and sales are included in investing activities in our consolidated statements of cash flows, otherwise they are included in operating activities.  For the three months ended March 31, 2011, we had proceeds from sales of $5.2 million and no purchases of trading securities accounted for in accordance with ASC 825 that were included in investing activities in the statements of cash flows.

Short-term Investments

The following table sets forth the fair value of our short-term investments as of March 31, 2012 and December 31, 2011 ($ in thousands):

	March 31, 2012	December 31, 2011
Available-for-sale:
U.S. Government	$104,186	$322,320
U.S. Government agencies	-	85,389
Trading:
Non-U.S. governments	111,861	181,125
Total short-term investments	$216,047	$588,834

Our U.S. dollar denominated short-term investments are accounted for as available-for-sale and our non-U.S. dollar denominated short-term investments are accounted for in accordance with the fair value option attributes of ASC 825.  The mark-to-market adjustments on short-term investments recognized under ASC 825 contributed less than $0.1 million of net realized losses on investments in the three months ended March 31, 2012 and less than $0.1 million of net realized gains on investments in the three months ended March 31, 2011.

For the three months ended March 31, 2012, we had purchases of $65.4 million, proceeds from sales of $20.6 million and proceeds from maturities of $124.2 million from non-U.S. dollar denominated short-term investments accounted for in accordance with ASC 825 that were included in investing activities in the statements of cash flows.  For the three months ended March 31, 2011, we had purchases of $5.9 million and no proceeds from sales and maturities of non-U.S. dollar denominated short-term investments accounted for in accordance with ASC 825 that were included in investing activities in the statements of cash flows.

Other-Than-Temporary Impairments

We analyze the creditworthiness of our investment portfolio by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.  We determined that none of our government bonds, municipal bonds or corporate bonds were other-than-temporarily impaired for the three months ended March 31, 2012 and 2011.

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded less than $0.1 million of net impairment losses related to CMBS for the three months ended March 31, 2012 and no net impairment losses for the three months ended March 31, 2011.  As of March 31, 2012, the single largest unrealized loss within our CMBS portfolio was $0.5 million related to a security with an amortized cost of $2.9 million.

Residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded net impairment losses related to non-agency RMBS of $1.0 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, the single largest unrealized loss within our RMBS portfolio was $2.2 million related to a non-agency RMBS security with an amortized cost of $2.6 million.

We had no net impairment losses related to sub-prime ABS for the three months ended March 31, 2012 and $0.6 million for three months ended March 31, 2011.  As of March 31, 2012, the single largest unrealized loss within our sub-prime ABS portfolio was $2.2 million related to a security with an amortized cost of $4.4 million.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2012 and 2011

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the three months ended March 31, 2012 and 2011 ($ in thousands):

	2012	2011
Beginning balance, January 1	$61,841	$48,845
Credit losses on securities not previously impaired	-	-
Additional credit losses on securities previously impaired	1,070	1,507
Reduction for paydowns and securities sold	(2,257)	(2,115)
Reduction for increases in cash flows expected to be collected	(210)	(99)
Ending balance, March 31	$60,444	$48,138

As of March 31, 2012, total cumulative credit losses were related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit losses we recorded on CMBS of $4.6 million were on four securities issued from 2006 to 2007.  As of March 31, 2012, 6.1% of the mortgages backing these securities were 90 days or more past due and 0.9% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining credit support of 19.4%.  The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $55.8 million were on thirty securities issued from 2004 to 2007.  As of March 31, 2012, 16.8% of the mortgages backing these securities were 90 days or more past due and 5.1% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining credit support of 7.2%.

Unrealized Losses

The following table sets forth our gross unrealized losses on securities classified as fixed maturity available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  The amounts only relate to securities in an unrealized loss position as of March 31, 2012 and December 31, 2011 ($ in thousands):

	March 31, 2012		December 31, 2011
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
Municipal bonds	$9,594	$1	$4,751	$131
Non-U.S. governments	9,990	10	9,988	29
Corporate bonds	45,465	1,019	12,526	763
Commercial mortgage-backed securities	19,569	386	19,797	1,047
Residential mortgage-backed securities	182,025	1,964	131,574	2,112
Asset-backed securities	862	163	580	84
Total	$267,505	$3,543	$179,216	$4,166

Twelve months or more:
Municipal bonds	$3,015	$25	$3,002	$47
Non-U.S. governments	4,850	149	4,373	626
Corporate bonds	-	-	-	-
Commercial mortgage-backed securities	6,649	1,060	6,171	1,537
Residential mortgage-backed securities	43,513	8,573	43,704	10,314
Asset-backed securities	16,688	3,136	16,854	3,627
Total	$74,715	$12,943	$74,104	$16,151

Total unrealized losses:
Municipal bonds	$12,609	$26	$7,753	$178
Non-U.S. governments	14,840	159	14,361	655
Corporate bonds	45,465	1,019	12,526	763
Commercial mortgage-backed securities	26,218	1,446	25,968	2,584
Residential mortgage-backed securities	225,538	10,537	175,278	12,426
Asset-backed securities	17,550	3,299	17,434	3,711
Total	$342,220	$16,486	$253,320	$20,317

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2012 and 2011

We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.

Net Investment Income

The following table sets forth our net investment income for the three months ended March 31, 2012 and 2011 ($ in thousands):

	Three Months Ended March 31,
	2012	2011
Fixed maturity securities	$27,287	$31,851
Short-term investments and cash and cash equivalents	1,822	1,499
Funds held	654	218
Subtotal	29,763	33,568
Investment expenses	(1,211)	(1,190)
Net investment income	$28,552	$32,378

Net Realized Gains on Investments

The following table sets forth our net realized gains on investments for the three months ended March 31, 2012 and 2011 ($ in thousands):

	Three Months Ended March 31,
	2012	2011
Gross realized gains on the sale of investments	$22,678	$3,944
Gross realized losses on the sale of investments	(1)	(3)
Net realized gains on the sale of investments	22,677	3,941
Mark-to-market adjustments on trading securities	(338)	(3,534)
Net realized gains on investments	$22,339	$407

Maturities

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.  The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of March 31, 2012 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$186,834	$188,012
Due from one to five years	525,272	555,885
Due from five to ten years	593,214	641,368
Due in ten or more years	757,086	847,307
Mortgage-backed and asset-backed securities	509,503	511,188
Total	$2,571,909	$2,743,760

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2012 and 2011

3.	Fair Value Measurements

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

The following table presents the fair value measurement levels for all financial assets which the Company has recorded at fair value as of March 31, 2012 and December 31, 2011 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
March 31, 2012:
Investments:
U.S. Government	$5,022	$5,022	$-	$-
U.S. Government agencies	110,177	-	110,177	-
Municipal bonds	1,533,175	-	1,533,175	-
Non-U.S. governments	222,606	56,566	166,040	-
Corporate bonds	361,592	-	361,592	-
Commercial mortgage-backed securities	199,915	-	199,915	-
Residential mortgage-backed securities	290,646	-	285,082	5,564
Asset-backed securities	20,627	-	18,904	1,723
Short-term investments	216,047	-	216,047	-
Total	$2,959,807	$61,588	$2,890,932	$7,287

December 31, 2011:
Investments:
U.S. Government	$5,083	$5,083	$-	$-
U.S. Government agencies	100,259	-	100,259	-
Municipal bonds	1,660,760	-	1,660,760	-
Non-U.S. governments	196,392	55,561	140,831	-
Corporate bonds	349,548	-	349,548	-
Commercial mortgage-backed securities	204,609	-	204,609	-
Residential mortgage-backed securities	251,627	-	243,481	8,146
Asset-backed securities	20,422	-	18,555	1,867
Short-term investments	588,834	34,894	553,940	-
Total	$3,377,534	$95,538	$3,271,983	$10,013

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
For the Three Months Ended March 31, 2012 and 2011

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

Derivative instruments
Our derivative instruments may include interest rate options, commodity options and other derivative instruments.  See Note 4 for additional disclosure on our derivative instruments.  Our interest rate and commodity options were exchange traded and the fair values were based on quoted prices in active markets for identical assets.  The fair values were classified as Level 1.  The fair value of our other derivative instrument was determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models.  The fair value was classified as Level 3.

The fair value measurements of our non-agency RMBS and sub-prime ABS classified as Level 3 used significant unobservable inputs that include prepayment rates, probability of default, and loss severity in the event of default.  These measurements were based upon unadjusted third party pricing sources. The fair value measurement of our other derivative instrument classified as Level 3 used significant unobservable inputs through the application of our own assumptions and internal valuation pricing models.  Unobservable inputs used in the internal valuation pricing model included the unpaid contract premiums, probability of losses triggered under the covered perils for first and second events, the remaining time to the end of the annual contract period and the seasonality of risks.  Significant increases or decreases in any of these inputs in isolation may result in a significantly lower or higher fair value measurement.

The following tables reconcile the beginning and ending balance for our Level 3 financial assets and liabilities for the three months ended March 31, 2012 and 2011 ($ in thousands):

	Three Months Ended March 31, 2012
	Residential mortgage-backed securities	Asset-backed securities	Derivatives	Total
Beginning balance, January 1	$8,146	$1,867	$-	$10,013
Purchases	-	-	-	-
Issuances	-	-	-	-
Settlements	-	-	-	-
Sales, maturities and paydowns	(93)	-	-	(93)
Total net realized gains included in earnings	-	-	-	-
Total increase (decrease) in fair value of the derivative instrument included in earnings	-	-	-	-
Total net unrealized gains (losses) included in comprehensive income (loss)	(235)	(144)	-	(379)
Transfers in (out) of Level 3	(2,254)	-	-	(2,254)
Ending balance, March 31	$5,564	$1,723	$-	$7,287

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$-	$-	$-	$-

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31, 2011
	Residential mortgage-backed securities	Asset-backed securities	Derivatives	Total
Beginning balance, January 1	$2,449	$1,069	$(4,871)	$(1,353)
Purchases	-	-	-	-
Issuances	-	-	-	-
Settlements	-	-	2,402	2,402
Sales, maturities and paydowns	(76)	-	-	(76)
Total net realized gains included in earnings	-	-	-	-
Total increase (decrease) in fair value of the derivative instrument included in earnings	-	-	3,726	3,726
Total net unrealized gains (losses) included in comprehensive income (loss)	932	(160)	-	772
Transfers in (out) of Level 3	-	-	-	-
Ending balance, March 31	$3,305	$909	$1,257	$5,471

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$-	$-	$3,726	$3,726

Transfers of assets and liabilities into or out of Level 3 are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  During the three months ended March 31, 2012, we transferred $2.3 million of non-agency RMBS from Level 3 to Level 2.  There were no transfers from Level 2 to Level 3 for the three months ended March 31, 2012. There were no transfers between Levels 2 and 3 for the three months ended March 31, 2011.  The transfers out of Level 3 during the three months ended March 31, 2012 were due to the sufficiency of evidence available to corroborate significant observable inputs with market observable information.  There were no transfers between Levels 1 and 2 during the three months ended March 31, 2012 and 2011.

The carrying amounts of our financial assets and liabilities were equal to fair values at March 31, 2012 and December 31, 2011, except for the Series B 7.5% Notes due June 1, 2017 (the "debt obligations") on our consolidated balance sheets.  The debt obligations were recorded at cost with a carrying value of $250.0 million at March 31, 2012 and December 31, 2011, and had a fair value of $271.1 million and $269.0 million at March 31, 2012 and December 31, 2011, respectively.  The fair values were based on observable inputs and therefore the fair value measurements were classified as Level 2.

4.	Derivative Instruments

During the period December 31, 2011  through March 31, 2012, we held no derivative instruments.  In prior periods, including the three months ended March 31, 2011, we held derivative instruments.  Our derivative instruments are recorded in the consolidated balance sheets at fair value as other assets or other liabilities, with changes in fair values and realized gains and losses recognized in net changes in fair value of derivatives in the consolidated statements of operations.  None of our derivatives were designated as hedges under current accounting guidance.  Our objectives for entering into derivative agreements are as follows:

Interest Rate Options

We use interest rate options within our portfolio of fixed maturity investments to manage our exposure to interest rate risk.

Commodity Options

We use commodity options to hedge certain underwriting risks.

Other Derivative Instrument

We use other derivative instruments to hedge certain underwriting risks.

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

Income related to our other derivative instrument recorded in net changes in fair value of derivatives was $3.7 million for the three months ended March 31, 2011.

5.	Credit Facilities

Syndicated Credit Facility

On June 24, 2011, we entered into a three-year, $300.0 million credit facility (the "Syndicated Credit Facility") that amended and restated our existing credit facility, which would have expired on September 13, 2011.  The Syndicated Credit Facility consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  The Syndicated Credit Facility contains customary representations, warranties and covenants.  We are in compliance with the covenants under the Syndicated Credit Facility.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2012 and 2011

We had no cash borrowings under the Syndicated Credit Facility during the three months ended March 31, 2012.  The following table summarizes the outstanding letters of credit and the cash and cash equivalents and investments held in trust to collateralize the letters of credit issued as of March 31, 2012 ($ in thousands):

	Letters of Credit		Collateral
	Capacity	Issued	Cash and Cash Equivalents	Investments	Total
Syndicated Credit Facility:
Secured	$200,000	$104,011	$118,270	$-	$118,270
Unsecured	100,000	-	-	-	-
Total Syndicated Credit Facility	300,000	104,011	118,270	-	118,270
LOC Facility	100,000	9,710	284	12,989	13,273
Total	$400,000	$113,721	$118,554	$12,989	$131,543

6.	Income Taxes

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

During the three months ended March 31, 2012, in accordance with the share repurchase program, we repurchased 808,696 of our common shares in the open market for an aggregate cost of $29.5 million at a weighted average cost including commissions of $36.46 per share.  The shares we repurchased were canceled. As of March 31, 2012, the remaining amount available under the repurchase program was $147.1 million.

From April 1, 2012 to April 26, 2012, we repurchased 286,300 of our common shares for an aggregate cost of $10.2 million at a weighted average cost including commissions of $35.72 per share.

8.	Statutory Regulations and Dividend Capacity

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

Platinum Bermuda	$286,574
Platinum US	52,992
Total	$339,566

During the three months ended March 31, 2012, dividends of $35.0 million were paid by Platinum Bermuda to Platinum Holdings.  Therefore, as of March 31, 2012, the remaining amount available for payment of dividends by our reinsurance subsidiaries during 2012 without prior regulatory approval was $304.6 million.  Subsequent to March 31, 2012, Platinum Bermuda declared a dividend of $35.0 million to be paid to Platinum Holdings.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2012 and 2011

In managing our operating segments, we use measures such as net underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as net investment income, net realized gains and losses on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses by segment.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of underwriting income (loss) to income (loss) before income taxes for the three months ended March 31, 2012 and 2011 ($ in thousands):

	Three Months Ended March 31, 2012
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$68,153	$74,400	$1,108	$143,661

Net premiums earned	61,328	75,766	1,118	138,212
Net losses and loss adjustment expenses	40,937	41,036	(2,777)	79,196
Net acquisition expenses	9,235	17,375	4,047	30,657
Other underwriting expenses	6,835	5,036	191	12,062
Segment underwriting income (loss)	$4,321	$12,319	$(343)	16,297

Net investment income				28,552
Net realized gains (losses) on investments				22,339
Net impairment losses on investments				(1,070)
Other income (expense)				(479)
Net changes in fair value of derivatives				-
Corporate expenses not allocated to segments				(4,921)
Net foreign currency exchange (losses) gains				(532)
Interest expense				(4,772)
Income (loss) before income taxes				$55,414

Underwriting ratios:
Net loss and loss adjustment expense	66.8%	54.2%	(248.4%)	57.3%
Net acquisition expense	15.1%	22.9%	362.0%	22.2%
Other underwriting expense	11.1%	6.6%	17.1%	8.7%
Combined	93.0%	83.7%	130.7%	88.2%

	Three Months Ended March 31, 2011
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$111,802	$80,519	$2,464	$194,785

Net premiums earned	97,905	80,824	4,152	182,881
Net losses and loss adjustment expenses	278,330	39,619	1,646	319,595
Net acquisition expenses	13,626	18,563	1,761	33,950
Other underwriting expenses	7,321	5,332	235	12,888
Segment underwriting income (loss)	$(201,372)	$17,310	$510	(183,552)

Net investment income				32,378
Net realized gains (losses) on investments				407
Net impairment losses on investments				(1,507)
Other income (expense)				1,096
Net changes in fair value of derivatives				3,726
Corporate expenses not allocated to segments				(4,263)
Net foreign currency exchange (losses) gains				(189)
Interest expense				(4,766)
Income (loss) before income taxes				$(156,670)

Underwriting ratios:
Net loss and loss adjustment expense	284.3%	49.0%	39.6%	174.8%
Net acquisition expense	13.9%	23.0%	42.4%	18.6%
Other underwriting expense	7.5%	6.6%	5.7%	7.0%
Combined	305.7%	78.6%	87.7%	200.4%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2012 and 2011

10.	Earnings (Loss) per Common Share

The following is a reconciliation of basic and diluted earnings or loss per common share for the three months ended March 31, 2012 and 2011 ($ and amounts in thousands, except per share data):

	2012	2011
Earnings (Loss)
Basic and Diluted
Net income (loss) attributable to common shareholders	$53,287	$(157,192)
Net income (loss) allocated to participating common shareholders (1)	(208)	932
Net income (loss) allocated to common shareholders	$53,079	$(156,260)

Common Shares
Basic
Weighted average common shares outstanding	35,291	37,199
Diluted
Weighted average common shares outstanding	35,291	37,199
Effect of dilutive securities:
Common share options	135	438
Restricted share units	84	385
Adjusted weighted average common shares outstanding	35,510	38,022

Earnings (Loss) Per Common Share
Basic earnings (loss) per common share	$1.50	$(4.20)
Diluted earnings (loss) per common share (2)	$1.49	$(4.20)

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plans that are considered to be participating securities.

(2)
During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation as the effect of including potential dilutive shares would be anti-dilutive.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2012 and 2011

11.	Condensed Consolidating Financial Information

Platinum Holdings fully and unconditionally guarantees the $250.0 million of debt obligations issued by Platinum Finance.

The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 ($ in thousands):

Condensed Consolidating Balance Sheet
March 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$253	$2,959,554	$-	$2,959,807
Investment in subsidiaries	1,654,792	637,327	497,629	(2,789,748)	-
Cash and cash equivalents	46,999	108,317	1,012,532	-	1,167,848
Reinsurance assets	-	-	279,079	-	279,079
Other assets	7,311	8,047	66,328	-	81,686
Total assets	$1,709,102	$753,944	$4,815,122	$(2,789,748)	$4,488,420
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$2,499,163	$-	$2,499,163
Debt obligations	-	250,000	-	-	250,000
Other liabilities	2,207	6,315	23,840	-	32,362
Total liabilities	$2,207	$256,315	$2,523,003	$-	$2,781,525

Shareholders' Equity
Common Shares	$348	$-	$8,000	$(8,000)	$348
Additional paid-in capital	285,503	213,385	2,000,419	(2,213,804)	285,503
Accumulated other comprehensive income	140,458	40,583	181,031	(221,614)	140,458
Retained earnings	1,280,586	243,661	102,669	(346,330)	1,280,586
Total shareholders' equity	$1,706,895	$497,629	$2,292,119	$(2,789,748)	$1,706,895

Total liabilities and shareholders' equity	$1,709,102	$753,944	$4,815,122	$(2,789,748)	$4,488,420

Condensed Consolidating Balance Sheet
December 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$274	$3,377,260	$-	$3,377,534
Investment in subsidiaries	1,638,898	621,041	484,561	(2,744,500)	-
Cash and cash equivalents	47,791	108,260	636,459	-	792,510
Reinsurance assets	-	-	297,374	-	297,374
Other assets	6,229	6,620	71,344	-	84,193
Total assets	$1,692,918	$736,195	$4,866,998	$(2,744,500)	$4,551,611
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$2,573,701	$-	$2,573,701
Debt obligations	-	250,000	-	-	250,000
Other liabilities	2,059	1,634	33,358	-	37,051
Total liabilities	$2,059	$251,634	$2,607,059	$-	$2,860,752

Shareholders' Equity
Common Shares	$355	$-	$8,000	$(8,000)	$355
Additional paid-in capital	313,730	213,342	2,000,335	(2,213,677)	313,730
Accumulated other comprehensive income	146,635	41,277	187,903	(229,180)	146,635
Retained earnings	1,230,139	229,942	63,701	(293,643)	1,230,139
Total shareholders' equity	$1,690,859	$484,561	$2,259,939	$(2,744,500)	$1,690,859

Total liabilities and shareholders' equity	$1,692,918	$736,195	$4,866,998	$(2,744,500)	$4,551,611

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2012 and 2011

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$138,212	$-	$138,212
Net investment income	1	(19)	28,570	-	28,552
Net realized gains on investments	-	-	22,339	-	22,339
Net impairment losses on investments	-	-	(1,070)	-	(1,070)
Other income (expense)	1,196	1	(1,676)	-	(479)
Total revenue	1,197	(18)	186,375	-	187,554

Expenses:
Net losses and loss adjustment expenses	-	-	79,196	-	79,196
Net acquisition expenses	-	-	30,657	-	30,657
Net changes in fair value of derivatives	-	-	-	-	-
Operating expenses	4,941	66	11,976	-	16,983
Net foreign currency exchange losses (gains)	-	-	532	-	532
Interest expense	-	4,772	-	-	4,772
Total expenses	4,941	4,838	122,361	-	132,140
Income (loss) before income taxes	(3,744)	(4,856)	64,014	-	55,414
Income tax expense (benefit)	-	(1,638)	3,765	-	2,127
Income (loss) before equity in earnings of subsidiaries	(3,744)	(3,218)	60,249	-	53,287
Equity in earnings of subsidiaries	57,031	16,937	13,719	(87,687)	-
Net income (loss)	$53,287	$13,719	$73,968	$(87,687)	$53,287

Other comprehensive income (loss) – net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	-	-	(6,177)	-	(6,177)
Comprehensive income (loss)	$53,287	$13,719	$67,791	$(87,687)	$47,110

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$182,881	$-	$182,881
Net investment income	2	53	32,376	(53)	32,378
Net realized gains on investments	-	-	407	-	407
Net impairment losses on investments	-	-	(1,507)	-	(1,507)
Other income (expense)	(725)	115	1,706	-	1,096
Total revenue	(723)	168	215,863	(53)	215,255

Expenses:
Net losses and loss adjustment expenses	-	-	319,595	-	319,595
Net acquisition expenses	-	-	33,950	-	33,950
Net changes in fair value of derivatives	-	-	(3,726)	-	(3,726)
Operating expenses	4,223	59	12,869	-	17,151
Net foreign currency exchange losses (gains)	-	-	189	-	189
Interest expense	53	4,766	-	(53)	4,766
Total expenses	4,276	4,825	362,877	(53)	371,925
Income (loss) before income taxes	(4,999)	(4,657)	(147,014)	-	(156,670)
Income tax expense (benefit)	(600)	(1,584)	2,706	-	522
Income (loss) before equity in earnings of subsidiaries	(4,399)	(3,073)	(149,720)	-	(157,192)
Equity in earnings of subsidiaries	(152,793)	8,787	5,739	138,267	-
Net income (loss)	$(157,192)	$5,714	$(143,981)	$138,267	$(157,192)

Other comprehensive income (loss) – net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes	-	1	12,003	-	12,004
Comprehensive income (loss)	$(157,192)	$5,715	$(131,978)	$138,267	$(145,188)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2012 and 2011

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(3,897)	$36	$(28,828)	$-	$(32,689)

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	-	-	151,136	-	151,136
Proceeds from sale of short-term investments	-	-	20,597	-	20,597
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	-	21	40,948	-	40,969
Proceeds from maturity of short-term investments	-	-	439,799	-	439,799
Acquisition of fixed maturity available-for-sale securities	-	-	(131,241)	-	(131,241)
Acquisition of short-term investments	-	-	(77,538)	-	(77,538)
Dividends from subsidiaries	35,000	-	-	(35,000)	-
Net cash provided by (used in) investing activities	35,000	21	443,701	(35,000)	443,722

Financing Activities:
Dividends paid to common shareholders	(2,840)	-	(35,000)	35,000	(2,840)
Repurchase of common shares	(29,486)	-	-	-	(29,486)
Proceeds from exercise of common share options	431	-	-	-	431
Net cash provided by (used in) financing activities	(31,895)	-	(35,000)	35,000	(31,895)

Effect of foreign currency exchange rate changes on cash	-	-	(3,800)	-	(3,800)
Net increase (decrease) in cash and cash equivalents	(792)	57	376,073	-	375,338
Cash and cash equivalents at beginning of period	47,791	108,260	636,459	-	792,510
Cash and cash equivalents at end of period	$46,999	$108,317	$1,012,532	$-	$1,167,848

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$810	$125	$(6,163)	$-	$(5,228)

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	-	-	60,524	-	60,524
Proceeds from sale of fixed maturity trading securities	-	-	5,225	-	5,225
Proceeds from sale of short-term investments	-	-	25,995	-	25,995
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	-	33	47,868	-	47,901
Proceeds from maturity of short-term investments	-	-	63,700	-	63,700
Acquisition of fixed maturity available-for-sale securities	-	-	(29,238)	-	(29,238)
Acquisition of short-term investments	-	-	(10,948)	-	(10,948)
Dividends from subsidiaries	280,000	-	-	(280,000)	-
Investment in subsidiary	(120,000)	-	-	120,000	-
Inter-company loans	-	75,000	100,000	(175,000)	-
Net cash provided by (used in) investing activities	160,000	75,033	263,126	(335,000)	163,159

Financing Activities:
Dividends paid to common shareholders	(2,964)	-	(280,000)	280,000	(2,964)
Repurchase of common shares	(33,907)	-	-	-	(33,907)
Purchase of common share options	(47,900)	-	-	-	(47,900)
Proceeds from exercise of common share options	725	-	-	-	725
Capital contribution from parent	-	-	120,000	(120,000)	-
Inter-company loans	(75,000)	-	(100,000)	175,000	-
Net cash provided by (used in) financing activities	(159,046)	-	(260,000)	335,000	(84,046)

Effect of foreign currency exchange rate changes on cash	-	-	2,969	-	2,969
Net increase (decrease) in cash and cash equivalents	1,764	75,158	(68)	-	76,854
Cash and cash equivalents at beginning of period	45,035	7,347	935,495	-	987,877
Cash and cash equivalents at end of period	$46,799	$82,505	$935,427	$-	$1,064,731

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see Item 1A, “Risk Factors,” in our 2011 Form 10-K and the “Note on Forward-Looking Statements” below.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

At March 31, 2012, our capital resources of $1.96 billion consisted of $1.71 billion of common shareholders’ equity and $250.0 million of Series B 7.5% Notes due June 1, 2017 (the “debt obligations”).  Our net income was $53.3 million for the three months ended March 31, 2012, which compares with a net loss of $157.2 million for the three months ended March 31, 2011.  Net income for the three months ended March 31, 2012 reflects net investment income, net realized gains on investments and net favorable development, partially offset by losses from major catastrophe activity.  The net loss for the three months ended March 31, 2011 reflected a significantly higher level of major catastrophe activity and lower net realized gains on investments.  Our net premiums written for the three months ended March 31, 2012 and 2011 were $143.7 million and $194.8 million, respectively.  The decrease in net premiums written was primarily due to the non-renewal of business that did not meet our minimum pricing standards.

Current Outlook

We anticipate that the remainder of 2012 will be characterized by ample capacity for insurance risk and that, despite the recent international catastrophes, risk adjusted pricing will be flat or marginally up in all lines of business that have not recently experienced significant losses.  There have been significant insured losses from various natural catastrophes in Chile, New Zealand, Japan, Australia, the United States and other countries over the past 26 months, which may lead to price increases for certain loss-affected accounts.  In addition, the introduction of catastrophe model revisions that increase the expected loss costs for certain U.S. and European wind events may, over time, ultimately support increases in rates for certain U.S. and European property catastrophe contracts.  However, we believe that reinsurers generally remain well-capitalized and that competitive pressure will keep property catastrophe reinsurance rates from rising significantly absent major events in the insurance or capital markets.

We generally expect property catastrophe exposed reinsurance rates for peak zones and perils will remain reasonably attractive for the balance of 2012.  For our U.S. property catastrophe portfolio, we have deployed somewhat less capacity in 2012 compared with 2011, leaving flexibility to expand our writings later in the year if desired.  In 2012, our largest reductions in business written occurred in the international catastrophe and U.S. crop lines.  We expect that our Property and Marine segment will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

In the Casualty segment, we currently believe competition remains strong and capacity is abundant.  While insurance rates are beginning to improve in some casualty classes, positive loss cost trends counteract any improvement in profitability.  Coupled with the current low interest rate environment, this means many treaties do not meet our pricing standards.  We expect insurance and reinsurance capacity to remain abundant for the rest of 2012 constraining the potential for significant improvements in risk adjusted rates.  While we expect that select casualty reinsurance contracts may offer adequate returns, the portfolio of business we write in our Casualty segment will likely continue to decrease in 2012 as compared with 2011 unless market conditions improve beyond our current expectations.

Reflecting a continued lack of demand for finite risk covers, we expect to write a relatively small portfolio of business in our Finite Risk segment in 2012.

Absent major events in the insurance or capital markets, we expect relative stability in overall reinsurance rate adequacy in 2012.  We will continue with our strategy to underwrite for profitability, not market share.

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that are inherently subjective in nature that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities.  Actual results may differ materially from these estimates.  Our critical accounting estimates used in the preparation of our consolidated financial statements include premiums written and earned, unpaid losses and loss adjustment expenses (“LAE”), reinsurance recoverable, valuation of investments and income taxes.  In addition, estimates are used to evaluate risk transfer for assumed and ceded reinsurance transactions.  For a detailed discussion of our critical accounting estimates, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2011 Form 10-K.

Results of Operations

Three Months Ended March 31, 2012 as Compared with the Three Months Ended March 31, 2011

Net income (loss) and diluted earnings (loss) per common share for the three months ended March 31, 2012 and 2011 were as follows ($ and amounts in thousands, except diluted earnings (loss) per common share):

	2012	2011	Net change
Underwriting income (loss)	$16,297	$(183,552)	$199,849
Net investment income	28,552	32,378	(3,826)
Net realized gains on investments	22,339	407	21,932
Net impairment losses on investments	(1,070)	(1,507)	437
Other revenues (expenses)	(10,704)	(4,396)	(6,308)
Income (loss) before income taxes	55,414	(156,670)	212,084
Income tax expense	(2,127)	(522)	(1,605)
Net income (loss)	$53,287	$(157,192)	$210,479
Weighted average shares outstanding for diluted earnings (loss) per common share	35,510	37,199	(1,689)
Diluted earnings (loss) per common share	$1.49	$(4.20)	$5.70

The net income and diluted income per common share for the three months ended March 31, 2012 as compared with the net loss and diluted loss per common share for the three months ended March 31, 2011 was primarily due to an increase in the net underwriting result attributable to a significant decrease in major catastrophe activity.  In addition, there was an increase in net realized gains on investments for the three months ended March 31, 2012 as compared with the same period in 2011.  As the three months ended March 31, 2011 resulted in a net loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation.

Underwriting Results

Underwriting income or loss and underwriting ratios measure the performance of the Company’s underwriting function.  Underwriting income or loss consists of net premiums earned less net losses and LAE and net underwriting expenses. Net underwriting expenses include net acquisition expenses and operating costs related to the underwriting operations.  Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign exchange gains or losses, corporate expenses not allocated to underwriting operations, interest expense and other revenues and expenses.  Underwriting ratios are calculated for net losses and LAE, net acquisition expense and net underwriting expense.  The ratios are calculated by dividing the related expense by net earned premiums.

Net favorable or unfavorable development is the development of prior years’ unpaid losses and LAE and the related impact of premiums and commissions.

Net underwriting income was $16.3 million for the three months ended March 31, 2012, which compares with a net underwriting loss of $183.6 million for the three months ended March 31, 2011.  The change in the net underwriting result was due primarily to a decrease in net losses arising from major catastrophes in 2012.

Net losses arising from major catastrophes were $25.9 million and $248.1 million for the three months ended March 31, 2012 and 2011, respectively.  Net favorable development was $27.8 million and $33.1 million for the three months ended March 31, 2012 and 2011, respectively.

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  The following discussion and analysis reviews our underwriting results by operating segment.  Segment underwriting income is reconciled to the U.S. GAAP measure of income or loss before income taxes in Note 9 to the “Consolidated Financial Statements” in this Form 10-Q.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.

Property and Marine

The following table summarizes underwriting results and ratios for the Property and Marine segment for the three months ended March 31, 2012 and 2011 ($ in thousands):

	Three Months Ended March 31,
	2012	2011	Increase (decrease)
Gross premiums written	$68,544	$123,814	$(55,270)
Ceded premiums written	391	12,012	(11,621)
Net premiums written	68,153	111,802	(43,649)
Net premiums earned	61,328	97,905	(36,577)
Net losses and LAE	40,937	278,330	(237,393)
Net acquisition expenses	9,235	13,626	(4,391)
Other underwriting expenses	6,835	7,321	(486)
Property and Marine segment underwriting income (loss)	$4,321	$(201,372)	$205,693

Underwriting ratios:
Net loss and LAE	66.8%	284.3%	(217.5) points
Net acquisition expense	15.1%	13.9%	1.2 points
Other underwriting expense	11.1%	7.5%	3.6 points
Combined	93.0%	305.7%	(212.7) points

The Property and Marine segment underwriting result improved by $205.7 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011, primarily due to a decrease in net losses arising from major catastrophes.  Net losses arising from major catastrophes, net of reinstatement premiums and retrocessional recoveries, were $25.9 million and $248.1 million for the three months ended March 31, 2012 and 2011, respectively.  Net losses from major catastrophes for the three months ended March 31, 2012 were substantially all attributable to severe weather, including tornadoes and hailstorms in Kentucky and Tennessee, referred to as Property Claims Services (“PCS”) Catastrophes 66 and 67.  Net losses from major catastrophes for the three months ended March 31, 2011 related primarily to the February earthquake in New Zealand, the earthquake in Japan, Australian floods and Cyclone Yasi.

The Property and Marine operating segment generated 47.4% and 57.4% of our net premiums written for the three months ended March 31, 2012 and 2011, respectively.  Gross premiums written decreased by $55.3 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011.  Gross premiums written included reinstatement premiums related to major catastrophes of $2.3 million and $12.8 million for the three months ended March 31, 2012 and 2011, respectively.  The decrease in gross premiums written was due to decreases across most classes of business, most significantly in the catastrophe excess-of-loss classes, for the three months ended March 31, 2012 as compared with the same period in 2011 and resulted from fewer opportunities that met our underwriting standards and our desire to reduce our exposure to catastrophe events.   The decrease in ceded premiums written was due to a decrease in our purchase of retrocessional coverage on catastrophe business for the three months ended March 31, 2012 as compared with the same period in 2011.  Net premiums earned decreased by $43.6 million for the three months ended March 31, 2012 as compared with the same period in 2011, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE decreased by $237.4 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011, primarily due to a decrease in losses arising from major catastrophes.  The following table sets forth the components of pre-tax net losses by major catastrophe for the three months ended March 31, 2012 ($ in thousands):

Major Catastrophe	Gross Losses and LAE	Retrocessional Recoveries	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
PCS Catastrophes 66 and 67	$(28,043)	$-	$(28,043)	$2,168	$(25,875)
Total	$(28,043)	$-	$(28,043)	$2,168	$(25,875)

The following table sets forth the components of pre-tax net losses by major catastrophe for the three months ended March 31, 2011 ($ in thousands):

Major Catastrophe	Gross Losses and LAE	Retrocessional Recoveries	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
February New Zealand earthquake	$(141,472)	$-	$(141,472)	$4,558	$(136,914)
Japan earthquake	(126,206)	35,000	(91,206)	4,644	(86,562)
Australian floods	(15,604)	-	(15,604)	753	(14,851)
Cyclone Yasi	(11,109)	-	(11,109)	1,383	(9,726)
Total	$(294,391)	$35,000	$(259,391)	$11,338	$(248,053)

During the course of 2011, the Company increased its estimates of pre-tax net losses from major catastrophes for the three months ended March 31, 2011.  At December 31, 2011, the Company’s estimates of pre-tax net losses were $208.5 million for the February New Zealand earthquake, $143.6 million for the Japan earthquake, $16.5 million for the Australian floods, and $13.5 million for Cyclone Yasi.

Net losses and LAE arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 44.9 points and 262.4 points for three months ended March 31, 2012 and 2011, respectively.

Net favorable loss development was $10.7 million and $12.2 million for three months ended March 31, 2012 and 2011, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 18.8 points and 14.7 points for the three months ended March 31, 2012 and 2011, respectively.  Net favorable loss development for the three months ended March 31, 2012 and 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  For the three months ended March 31, 2012, there was no material impact to loss development from major catastrophe events that occurred in 2011 and prior years.

The following table sets forth the net favorable (unfavorable) development for the three months ended March 31, 2012 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Property per risk excess-of-loss	$6,107	$(157)	$874	$6,824
Catastrophe excess-of-loss (non-major events)	2,649	(70)	146	2,725
Property proportional	1,016	(60)	-	956
Other	931	(9)	(78)	844
Total	$10,703	$(296)	$942	$11,349

Net favorable development in the property per risk excess-of-loss class arose from most prior underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2007 through 2011 underwriting years.  Net favorable development in the property proportional class arose primarily from the 2003, 2004, 2008 and 2009 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the three months ended March 31, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Property per risk excess-of-loss	$6,875	$177	$192	$7,244
Catastrophe excess-of-loss (non-major events)	(11,879)	(191)	(162)	(12,232)
Property proportional	3,388	(60)	-	3,328
Major catastrophes	14,181	(5)	(19)	14,157
Other property	(331)	(134)	721	256
Total	$12,234	$(213)	$732	$12,753

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

Net acquisition expenses and related net acquisition expense ratios were $9.2 million and 15.1%, respectively, for the three months ended March 31, 2012 and $13.6 million and 13.9%, respectively, for the three months ended March 31, 2011.  The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned as compared with the same period in 2011.  The increase in acquisition expense ratio for the three months ended March 31, 2012 was primarily due to a reduction in catastrophe business which has a lower acquisition ratio than the remainder of the segment as compared with the same period in 2011.   Net acquisition expenses and related net acquisition expense ratios were also affected by other changes in the mix of business.

Other underwriting expenses were $6.8 million and $7.3 million for the three months ended March 31, 2012 and 2011, respectively.  The decrease in 2012 as compared with 2011 was primarily attributable to a reduction in personnel costs partially offset by higher performance-based compensation in the current year as compared to the prior year.

Casualty

The following table summarizes underwriting results and ratios for the Casualty segment for the three months ended March 31, 2012 and 2011 ($ in thousands):

	Three Months Ended March 31,
	2012	2011	Increase (decrease)
Net premiums written	$74,400	$80,519	$(6,119)
Net premiums earned	75,766	80,824	(5,058)
Net losses and LAE	41,036	39,619	1,417
Net acquisition expenses	17,375	18,563	(1,188)
Other underwriting expenses	5,036	5,332	(296)
Casualty segment underwriting income	$12,319	$17,310	$(4,991)

Underwriting ratios:
Net loss and LAE	54.2%	49.0%	5.2 points
Net acquisition expense	22.9%	23.0%	(0.1) points
Other underwriting expense	6.6%	6.6%	- points
Combined	83.7%	78.6%	5.1 points

The Casualty segment underwriting income decreased by $5.0 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011, primarily due to a decrease in net favorable development.  Net favorable development was $16.6 million and $19.7 million for the three months ended March 31, 2012 and 2011, respectively.

The Casualty operating segment generated 51.8% and 41.3% of our net premiums written for the three months ended March 31, 2012 and 2011, respectively.  Net premiums written decreased by $6.1 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011, primarily due to decreases in the North American casualty first dollar general liability classes as a result of fewer opportunities that met our underwriting standards.  Net premiums earned decreased by $5.1 million as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also affected by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $1.4 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011, primarily due to a decrease in net favorable loss development.  Net favorable loss development was $16.0 million and $19.6 million for the three months ended March 31, 2012 and 2011, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 22.1 points and 23.8 points for the three months ended March 31, 2012 and 2011, respectively.  Net favorable loss development for the three months ended March 31, 2012 and 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also affected by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development for the three months ended March 31, 2012 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$12,496	$(558)	$672	$12,610
North American umbrella	5,892	(9)	-	5,883
North American occurrence excess-of-loss	2,832	(56)	19	2,795
Financial lines	(1,603)	129	318	(1,156)
International casualty	(3,635)	2	4	(3,629)
Other	11	77	7	95
Total	$15,993	$(415)	$1,020	$16,598

Net favorable development in the North American claims made class arose primarily from the 2003 through 2008 underwriting years.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2007 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2007 underwriting year.  Net unfavorable development in the financial lines class arose primarily from the 2011 underwriting year on trade credit contracts.  Net unfavorable development in the international casualty class arose primarily from  financial institutions claims related to the credit crisis in the 2008 underwriting year and a claim related to a power plant in Thailand in the 2010 underwriting year.

The following table sets forth the net favorable (unfavorable) development for the three months ended March 31, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$14,087	$(363)	$-	$13,724
North American occurrence excess-of-loss	2,571	194	96	2,861
North American umbrella	4,467	(11)	-	4,456
Accident and health	(2,458)	546	-	(1,912)
Other	888	210	(505)	593
Total	$19,555	$576	$(409)	$19,722

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

Net acquisition expenses and related net acquisition expense ratios were $17.4 million and 22.9%, respectively, for the three months ended March 31, 2012 and $18.6 million and 23.0%, respectively, for the three months ended March 31, 2011.  The decrease in the net acquisition expenses was due to a decrease in net premiums earned for the three months ended March 31, 2012 as compared with the same period in 2011.  Net acquisition expenses and related net acquisition expense ratios were also affected by changes in the mix of business.

Other underwriting expenses were $5.0 million and $5.3 million for the three months ended March 31, 2012 and 2011, respectively.  The decrease in 2012 as compared with 2011 was primarily attributable to a reduction in personnel costs partially offset by higher performance-based compensation in the current year as compared to the prior year.

Finite Risk

The following table summarizes underwriting results and ratios for the Finite Risk segment for the three months ended March 31, 2012 and 2011 ($ in thousands):

	Three Months Ended March 31,
	2012	2011	Increase (decrease)
Net premiums written	$1,108	$2,464	$(1,356)

Net premiums earned	1,118	4,152	(3,034)
Net losses and LAE	(2,777)	1,646
Net acquisition expenses	4,047	1,761
Net losses, LAE and acquisition expenses	1,270	3,407	(2,137)
Other underwriting expenses	191	235	(44)
Finite Risk segment underwriting income (loss)	$(343)	$510	$(853)

Underwriting ratios:
Net loss and LAE	(248.4%)	39.6%
Net acquisition expense	362.0%	42.4%
Net loss, LAE and acquisition expense	113.6%	82.0%	31.6 points
Other underwriting expense	17.1%	5.7%	11.4 points
Combined	130.7%	87.7%	43.0 points

During the three months ended March 31, 2012 and 2011, the Finite Risk portfolio consisted of one in-force contract and we expect little or no new activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

The Finite Risk segment generated 0.8% and 1.3% of our net premiums written for the three months ended March 31, 2012 and 2011, respectively.  The decreases in net premiums written and net premiums earned for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011 were primarily attributable to a decrease in the underlying premiums written and a reduction in prior year premium estimates relating to the one in-force contract.

Net losses, LAE and acquisition expenses decreased by $2.1 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011, primarily due to a decrease in net premiums earned partially offset by a change in net development.  Net unfavorable development was $0.1 million for the three months ended March 31, 2012 and net favorable development was $0.6 million for the three months ended March 31, 2011.  The net unfavorable development increased the net loss, LAE and acquisition expense ratio by 10.0 points for the three months ended March 31, 2012 and net favorable development decreased the net loss, LAE and acquisition expense ratio 14.9 points for the three months ended March 31, 2011.  In addition, a change in underwriting conditions resulted in an increase in the loss and loss adjustment expense ratio for the current period.

Non-Underwriting Results

Net Investment Income

Net investment income was $28.6 million and $32.4 million for the three months ended March 31, 2012 and 2011, respectively.  Net investment income decreased during the three months ended March 31, 2012, as compared with the same period in 2011, as a result of a reduction in average investable assets and a decrease in average yields for the portfolio from 3.2% in the first quarter of 2011 to 2.9% in the first quarter of 2012.

Net Realized Gains on Investments

Net realized gains on investments were $22.3 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.  Sales of investments resulted in net realized gains of $22.7 million for the three months ended March 31, 2012, and included $20.1 million of net realized gains from the sale of municipal bonds, $1.5 million of net realized gains from the sale of corporate bonds and $1.1 million from the sale of commercial mortgage-backed securities (“CMBS”).  The net losses from mark-to-market adjustments on trading securities of $0.3 million for the three months ended March 31, 2012 were related to non-U.S government securities.  Sales of investments resulted in net realized gains of $3.9 million for the three months ended March 31, 2011, primarily from corporate bonds.  The net losses from mark-to-market adjustments on trading securities of $3.5 million for the three months ended March 31, 2011 were related primarily to non-U.S. government and insurance-linked securities.

Net Impairment Losses on Investments

Net impairment losses on investments were $1.1 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively.  The net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.  The net impairment losses recorded for the three months ended March 31, 2012 included $1.0 million related to non-agency residential mortgage-backed securities (“RMBS”) and less than $0.1 million related to CMBS.  The net impairment losses recorded for the three months ended March 31, 2011 included $0.9 million related to non-agency RMBS and $0.6 million related to sub-prime asset-backed securities (“ABS”).

Net Changes in Fair Value of Derivatives

There were no net changes in the fair value of derivatives for the three months ended March 31, 2012 as we did not hold any derivatives during the period from December 31, 2011 to March 31, 2012.  Net changes in the fair value of derivatives resulted in income of $3.7 million for the three months ended March 31, 2011 and was related to an increase in the fair value of a derivative agreement with Topiary Capital Limited that was used to manage our exposure to certain underwriting risks until it expired on July 31, 2011.

Operating Expenses

Non-underwriting operating expenses were $4.9 million and $4.3 million for the three months ended March 31, 2012 and 2011, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The increase during the three months ended March 31, 2012 as compared with the same period in 2011 was primarily attributable to higher performance-based compensation in the current year as compared to the prior year.

Interest Expense

Interest expense was $4.8 million for both the three months ended March 31, 2012 and 2011, and related to our $250.0 million of debt obligations.

Income Taxes

Income tax expense was $2.1 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.  Our effective tax rate was 3.8% and (0.3%) for the three months ended March 31, 2012 and 2011, respectively.  Income tax expense or benefit is primarily driven by the taxable income or loss generated by our U.S.-based subsidiaries.  The income tax expense or benefit rate is driven by the portion of taxable income or loss generated by our U.S.-based subsidiaries relative to the income or loss generated by our Bermuda-based operations, which are not subject to corporate income tax.  Premiums earned by our U.S. and Bermuda-based subsidiaries generally do not bear a proportionate relationship to their respective pre-tax income for a variety of reasons, including the significant impact on pre-tax income of the different mixes of business underwritten by the particular subsidiary, the presence or absence of underwriting income or loss attributable to such business, and the investment results experienced by the particular subsidiary.

Pre-tax income was $39.6 million and $15.8 million in our Bermuda and U.S. companies, respectively, for the three months ended March 31, 2012.  Pre-tax loss was $164.4 million in our Bermuda companies and pre-tax income was $6.6 million in our U.S. companies for the three months ended March 31, 2011.  In 2011, the pre-tax loss in our Bermuda companies resulted primarily from losses related to major catastrophe activity.

Financial Condition

The following discussion of financial condition, liquidity and capital resources as of March 31, 2012 focuses only on material changes from December 31, 2011.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition,” in our 2011 Form 10-K.

Liquidity

Liquidity Requirements

Platinum Holdings is a holding company, the assets of which consist primarily of shares of its subsidiaries.  Platinum Holdings depends primarily on its available cash resources and liquid investments and dividends and other distributions from its subsidiaries to meet its obligations.  Such obligations, and those of Platinum Finance, may include operating expenses, debt service obligations and income taxes.  We believe that Platinum Holdings has sufficient cash resources and its subsidiaries have available dividend capacity to service our current outstanding obligations.  Our reinsurance subsidiaries’ principal cash requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, income taxes and dividends to Platinum Holdings.  We consider the impact of dividends and other distributions from our reinsurance subsidiaries on their respective capital levels, which may impact the financial strength rating assigned to our subsidiaries by A.M. Best Company, Inc. ("A.M. Best") and Standard & Poor's Ratings Services ("S&P").

Platinum Bermuda is not licensed, approved or accredited as a reinsurer in the United States and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid losses and LAE and unearned premiums in a form acceptable to state insurance commissioners.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.  See “Sources of Liquidity – Credit Facilities” below for additional information on our bank credit facilities and the collateral required by us.

Platinum Bermuda and Platinum US have reinsurance and other contracts that also require them to provide collateral to ceding companies should certain events occur, such as a decline in our financial strength rating by A.M. Best or S&P below specified levels or a decline in statutory equity below specified amounts, or when certain levels of assumed liabilities are attained.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur. As of March 31, 2012 and December 31, 2011, we held investments with a carrying value of $55.9 million and $61.1 million, respectively, and cash and cash equivalents of $9.4 million and $9.3 million, respectively, in trust to collateralize obligations under various reinsurance contracts.

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

Platinum Bermuda	$286,574
Platinum US	52,992
Total	$339,566

During the three months ended March 31, 2012, dividends of $35.0 million were paid by Platinum Bermuda to Platinum Holdings.  Therefore, as of March 31, 2012, the remaining amount available for payment of dividends by our reinsurance subsidiaries during 2012 without prior regulatory approval was $304.6 million.  Subsequent to March 31, 2012, Platinum Bermuda declared a dividend of $35.0 million to be paid to Platinum Holdings.

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

Platinum Holdings fully and unconditionally guarantees the outstanding $250.0 million of Series B 7.5% Notes due June 1, 2017 (the "debt obligations") of Platinum Finance.  Platinum Finance pays interest at a rate of 7.5% per annum on each June 1 and December 1.

Platinum Holdings also may require cash to pay for share repurchases.  See “Capital Resources - Share and Debt Repurchases” below for additional discussion of share repurchases.

Sources of Liquidity

Our sources of funds consist primarily of cash and cash equivalents held by us, cash from operations, proceeds from sales, redemption and maturity of investments, borrowings from our credit facilities and the issuance of securities.  As at March 31, 2012, we had cash and cash equivalents of $1.17 billion and Platinum Holdings had cash and cash equivalents of $47.0 million.  We expect that our liquidity needs for the next twelve months will be met by our cash and cash equivalents, cash flows from operations, investment income and proceeds from the sale, redemption or maturity of our investments.

Cash Flows

Net cash flows used in operating activities were $32.7 million and $5.2 million for three months ended March 31, 2012 and 2011, respectively.  Our reinsurance subsidiaries have liquidity from premiums, which are generally received in advance of the time losses are paid.  The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future.  However, due to the nature of our reinsurance operations, cash flows are affected by claim payments that can fluctuate from year to year.  The amount and timing of actual claim payments can vary based on many factors, including the severity of individual losses, changes in the legal environment, and general market conditions.  Primarily as a result of significant major catastrophe activity over the last 26 months, we anticipate that our future operating cash flows will be negative for at least the next 12 months.

Net cash flows provided by investing activities were $443.7 million and $163.2 million for three months ended March 31, 2012 and 2011, respectively.  In 2012 and 2011, net cash flows provided by investing activities were primarily due to sales and maturities of short-term investments and fixed maturity available-for-sale securities, partially offset by the acquisition of fixed maturity available-for-sale securities and short-term investments.  In 2012, we increased our cash balance from investing activities compared with 2011 as a result of numerous factors including the expected loss payments resulting from major catastrophe activity in 2012 and 2011 and in order to manage the overall duration of our investment portfolio.

Net cash flows used in financing activities were $31.9 million and $84.0 million for the three months ended March 31, 2012 and 2011, respectively.  Net cash flows used in financing activities in 2012 primarily related to repurchases of common shares of $29.5 million and the payment of dividends to common shareholders of $2.8 million.  Net cash flows used in financing activities in 2011 primarily related to repurchases of common shares and the purchase of common share options totaling $81.8 million and the payment of dividends to common shareholders of $3.0 million.

Investments

Our investable assets totaled $4.16 billion and $4.20 billion at March 31, 2012 and December 31, 2011, respectively.  Investable assets include investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers and had a duration of 3.4 and 3.6 years as of March 31, 2012 and December 31, 2011, respectively.

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

Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  See Note 3 to the “Consolidated Financial Statements” in this Form 10-Q for additional discussion of fair values.  The following table sets forth the fair values, net unrealized gains and losses and credit quality of our investments as of March 31, 2012 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Credit Quality
Fixed maturity available-for-sale securities:
U.S. Government	$5,022	$338	Aaa
U.S. Government agencies	110,177	173	Aaa
Municipal bonds:
State general obligation bonds	869,560	77,826	Aa2
Essential service bonds	335,900	27,743	Aa3
State income tax and sales tax bonds	183,891	23,272	Aa1
Other municipal bonds	110,486	8,545	Aa2
Pre-refunded bonds	33,338	2,259	Aa3
Subtotal	1,533,175	139,645	Aa2
Non-U.S. governments	94,986	2,008	Aa1
Corporate bonds:
Industrial	228,308	10,292	Baa1
Utilities	80,167	4,867	A3
Insurance	45,808	2,906	A3
Finance	7,309	396	Baa1
Subtotal	361,592	18,461	Baa1
Commercial mortgage-backed securities	199,915	12,298	Aa2
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	240,832	1,719	Aaa
Non-agency residential mortgage-backed securities	44,767	(9,257)	Caa2
Alt-A residential mortgage-backed securities	5,047	(328)	Caa2
Subtotal	290,646	(7,866)	Aa3
Asset-backed securities:
Asset-backed securities	13,203	(397)	Aaa
Sub-prime asset-backed securities	7,424	(2,350)	C
Subtotal	20,627	(2,747)	Baa1
Total fixed maturity available-for-sale securities	2,616,140	162,310	Aa3

Fixed maturity trading securities:
Non-U.S. governments	127,620	n/a	Aaa
Total fixed maturity trading securities	127,620	n/a	Aaa

Short-term investments:
Available-for-sale	104,186	-	Aaa
Trading	111,861	n/a	Aaa
Total short-term investments	216,047	-	Aaa

Total investments	$2,959,807	$162,310	Aa2

As of March 31, 2012, our investments had a dollar weighted average rating of Aa2, primarily measured by Moody’s Investor Services ("Moody's").  If a particular security did not have a Moody’s rating then a rating from S&P was generally converted to a Moody’s equivalent rating.

Our non-U.S. government bond portfolio consists of securities issued by governments, provinces, agencies and supranationals as well as debt issued by financial institutions that is guaranteed by non-U.S. governments.  The following table provides additional detail on the fair value and amortized cost of our portfolio of non-U.S. government fixed maturity available-for-sale securities, fixed maturity trading securities and short-term investments converted to U.S. dollars as of March 31, 2012 ($ in thousands):

	Fair Value
Non-U.S. Government portfolio	Local Currency	Other Foreign Currencies	U.S. Dollar	Total	Amortized Cost
Germany	$64,449	$-	$-	$64,449	$61,141
Ireland	-	-	4,850	4,850	4,999
Netherlands	-	1,539	-	1,539	1,399
Eurozone governments	64,449	1,539	4,850	70,838	67,539
New Zealand	106,880	-	-	106,880	106,834
United Kingdom	56,566	-	-	56,566	51,184
Australia	6,813	-	30,832	37,645	36,431
Norway	-	-	33,304	33,304	32,991
Sweden	-	1,330	9,990	11,320	11,230
Canada	-	-	10,766	10,766	10,001
Japan	-	-	5,244	5,244	5,000
European Investment Bank	-	1,904	-	1,904	1,707
Other non-U.S. governments	170,259	3,234	90,136	263,629	255,378
Total non-U.S. governments	$234,708	$4,773	$94,986	$334,467	$322,917

When investing in a local or foreign currency it is for purposes of hedging our net foreign currency reinsurance liabilities.  All of our investments in debt issued by Eurozone financial institutions are guaranteed by their respective governments and are included in the table above.

In addition to the investments noted above, we hold non-U.S. dollar denominated cash and cash equivalents of $269.5 million that are also held for the purpose of hedging our net foreign currency reinsurance liabilities.

The net unrealized gain position of our municipal bond and corporate bond portfolios was $139.6 million and $18.5 million, respectively, as of March 31, 2012 as compared with an unrealized gain position of our municipal bond and corporate bond portfolios of $150.1 million and $20.3 million, respectively, as of December 31, 2011.  The decrease in the net unrealized gain position in our municipal bond portfolio was primarily attributable to sales activities.  The net unrealized gain position was also positively impacted by a narrowing of interest rate spreads,  partially offset by higher U.S. Government treasury yields.  We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.

The net unrealized gain position of our portfolio of CMBS was $12.3 million as of March 31, 2012 as compared with $9.3 million as of December 31, 2011.  The net unrealized gain position was positively impacted by a narrowing of interest rate spreads,  partially offset by higher U.S. Government treasury yields and sales activities. We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized loss position of our RMBS portfolio was $7.9 million, with non-agency RMBS representing $9.3 million, as of March 31, 2012 as compared with $9.6 million, with non-agency RMBS representing $11.3 million, as of December 31, 2011.  Approximately 83% of the RMBS in our investment portfolio were issued or are guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 17% of our RMBS were issued by non-agency institutions and included securities with underlying Alt-A mortgages.  Securities with underlying sub-prime mortgages as collateral are included in ABS. The net unrealized loss position of our portfolio of sub-prime ABS was $2.4 million as of March 31, 2012 as compared with $2.3 million as of December 31, 2011.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

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

Credit Facilities

Syndicated Credit Facility

On June 24, 2011, we entered into a three-year, $300.0 million credit facility (the "Syndicated Credit Facility") that amended and restated our existing credit facility, which would have expired on September 13, 2011.  The Syndicated Credit Facility consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  The Syndicated Credit Facility contains customary representations, warranties and covenants.  We are in compliance with the covenants under the Syndicated Credit Facility.

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

We had no cash borrowings under the Syndicated Credit Facility during the three months ended March 31, 2012.  The following table summarizes the outstanding letters of credit and the cash and cash equivalents and investments held in trust to collateralize the letters of credit issued as of March 31, 2012 ($ in thousands):

	Letters of Credit		Collateral
	Capacity	Issued	Cash and Cash Equivalents	Investments	Total
Syndicated Credit Facility:
Secured	$200,000	$104,011	$118,270	$-	$118,270
Unsecured	100,000	-	-	-	-
Total Syndicated Credit Facility	300,000	104,011	118,270	-	118,270
LOC Facility	100,000	9,710	284	12,989	13,273
Total	$400,000	$113,721	$118,554	$12,989	$131,543

Capital Resources

At March 31, 2012, our capital resources of $1.96 billion consisted of $1.71 billion of common shareholders’ equity and $250.0 million of debt obligations.  At December 31, 2011, our capital resources of $1.94 billion consisted of $1.69 billion of common shareholders’ equity and $250.0 million of debt obligations.  The increase in capital during the three months ended March 31, 2012 was primarily attributable to our net income of $53.3 million, partially offset by repurchases of common shares of $29.5 million and other comprehensive loss of $6.2 million.

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

During the three months ended March 31, 2012, in accordance with the share repurchase program, we repurchased 808,696 of our common shares in the open market for an aggregate cost of $29.5 million at a weighted average cost including commissions of $36.46 per share.  The shares we repurchased were canceled.  As of March 31, 2012, the remaining amount available under the repurchase program was $147.1 million.

From April 1, 2012 to April 26, 2012, we repurchased 286,300 of our common shares for an aggregate cost of $10.2 million at a weighted average cost including commissions of $35.72 per share.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in the “Consolidated Financial Statements” contained elsewhere in this Form 10-Q as of March 31, 2012.

Contractual Obligations

There have been no material changes outside of the ordinary course of business to our contractual obligations as disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Contractual Obligations,” in our 2011 Form 10-K.

Recently Issued Accounting Standards

See Note 1 to the “Consolidated Financial Statements” contained elsewhere in this Form 10-Q for a discussion of recently issued accounting standards.

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

The inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

•	the occurrence of severe natural or man-made catastrophic events;

•	the effectiveness of our loss limitation methods and pricing models;

•	the adequacy of our ceding companies’ ability to assess the risks they underwrite;

•	the adequacy of our liability for unpaid losses and loss adjustment expenses;

•	the effects of emerging claim and coverage issues on our business;

•	our ability to maintain our A.M. Best and S&P ratings;

•	our ability to raise capital on acceptable terms if necessary;

•	our exposure to credit loss from counterparties in the normal course of business;

•	our ability to provide reinsurance from Bermuda to insurers domiciled in the United States;

•	the effect on our business of the cyclicality of the property and casualty reinsurance business;

•	the effect on our business of the highly competitive nature of the property and casualty reinsurance industry;

•	losses that we could face from terrorism, political unrest and war;

•	our dependence on the business provided to us by reinsurance brokers and our exposure to credit risk associated with our brokers during the premium and loss settlement process;

•	the availability of catastrophic loss protection on acceptable terms;

•	foreign currency exchange rate fluctuation;

•	our ability to maintain and enhance effective operating procedures and internal controls over financial reporting;

•	our need to make many estimates and judgments in the preparation of our financial statements;

•	the limitations placed on our financial and operational flexibility by the representations, warranties and covenants in our debt and credit facilities;

•	our ability to retain key executives and attract and retain additional qualified personnel in the future;

•	the performance of our investment portfolio;

•	fluctuations in the mortgage-backed and asset-backed securities markets;

•	the effects of changes in market interest rates on our investment portfolio;

•	the concentration of our investment portfolio in any particular industry, asset class or geographic region;

•	the effects that the imposition of U.S. corporate income tax would have on Platinum Holdings and its non-U.S. subsidiaries;

•	the risk that U.S. persons who hold our shares will be subject to adverse U.S. federal income tax consequences under certain circumstances;

•	the risk that U.S. persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on all or a portion of their gains, if any;

•	the risk that holders of 10% or more of our shares may be subject to U.S. income taxation under the “controlled foreign corporation” rules;

•	the effect of changes in U.S. federal income tax law on an investment in our shares;

•	the possibility that we may become subject to taxes in Bermuda;

•	the effect on our business of potential changes in the regulatory system under which we operate;

•	the impact of regulatory regimes and changes to accounting rules on our financial results, irrespective of business operations;

•	the uncertain impact on our business of the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010;

•	the dependence of the cash flows of Platinum Holdings, a holding company, on dividends, interest and other permissible payments from its subsidiaries to meet its obligations;

•	the risk that our shareholders may have greater difficulty in protecting their interests than would shareholders of a U.S. corporation; and

•	limitations on the ownership, transfer and voting rights of our common shares.

As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us.  The foregoing factors should not be construed as exhaustive.  Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.  For a detailed discussion of our risk factors, refer to Item 1A, "Risk Factors," in our 2011 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that we are principally exposed to the following types of market risk:  interest rate risk, credit risk, liquidity risk and foreign currency exchange rate risk. The following discussion focuses only on material changes to these types of market risks since December 31, 2011.  See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Form 10-K for a complete discussion of these risks.

Interest Rate Risk

The following table shows the aggregate hypothetical impact on the market value of our fixed maturity securities portfolio as of March 31, 2012, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp	+ 100bp
Total market value	$2,876,289	$2,813,028	$2,743,760	$2,675,980	$2,610,901
Percent change in market value	4.8%	2.5%	0.0%	(2.5%)	(4.8%)
Resulting net appreciation (depreciation)	$132,530	$69,269	$-	$(67,780)	$(132,858)

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended March 31, 2012 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of our common shares during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2012 – January 31, 2012	-	$-	-	$176,606,995
February 1, 2012 – February 29, 2012	59,700	35.85	59,700	174,466,789
March 1, 2012 - March 31, 2012	748,996	36.51	748,996	147,121,174
Total	808,696	$36.46	808,696	$147,121,174

(1)	Including commissions.

(2)
Our Board of Directors established a program authorizing the repurchase of our common shares.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on February 16, 2011, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2012 and 2011 (unaudited), (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited), and (vi) the Notes to the Consolidated Financial Statements for the three months ended March 31, 2012 and 2011 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: April 27, 2012	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2012	By:	/s/ Allan C. Decleir
Allan C. Decleir
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)