Form 10-Q
period 2012-06-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2012-07-26
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
     Yes ___     No  X

The registrant had 33,212,487 common shares, par value $0.01 per share, outstanding as of July 19, 2012.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
June 30, 2012 and December 31, 2011
($ in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value	$2,309,987	$2,663,574
(amortized cost - $2,137,666 and $2,494,710, respectively)
Fixed maturity trading securities at fair value	113,847	125,126
(amortized cost - $104,450 and $115,156, respectively)
Short-term investments	167,778	588,834
Total investments	2,591,612	3,377,534
Cash and cash equivalents	1,465,983	792,510
Accrued investment income	24,541	29,440
Reinsurance premiums receivable	145,132	159,387
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	4,222	6,302
Prepaid reinsurance premiums	316	8,360
Funds held by ceding companies	111,408	94,546
Deferred acquisition costs	27,620	28,779
Deferred tax assets	25,038	31,613
Other assets	29,065	23,140
Total assets	$4,424,937	$4,551,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,229,603	$2,389,614
Unearned premiums	114,759	121,164
Debt obligations	250,000	250,000
Commissions payable	64,304	62,773
Other liabilities	44,444	37,201
Total liabilities	$2,703,110	$2,860,752

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized,	$332	$355
33,212,487 and 35,526,400 shares issued and outstanding, respectively
Additional paid-in capital	227,482	313,730
Accumulated other comprehensive income	148,562	146,635
Retained earnings	1,345,451	1,230,139
Total shareholders' equity	$1,721,827	$1,690,859

Total liabilities and shareholders' equity	$4,424,937	$4,551,611

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011
($ in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Net premiums earned	$145,075	$172,436	$283,287	$355,317
Net investment income	26,155	33,965	54,707	66,343
Net realized gains (losses) on investments	24,978	(4,689)	47,317	(4,282)
Total other-than-temporary impairments	(335)	(548)	(91)	500
Portion of impairment losses recognized in accumulated other comprehensive income	(778)	(1,118)	(2,092)	(3,673)
Net impairment losses on investments	(1,113)	(1,666)	(2,183)	(3,173)
Other income (expense)	(191)	(60)	(670)	1,036
Total revenue	194,904	199,986	382,458	415,241

Expenses:
Net losses and loss adjustment expenses	67,117	159,357	146,313	478,952
Net acquisition expenses	30,200	34,115	60,857	68,065
Net changes in fair value of derivatives	-	4,474	-	748
Operating expenses	19,696	17,105	36,679	34,256
Net foreign currency exchange losses (gains)	(310)	614	222	803
Interest expense	4,774	4,767	9,546	9,533
Total expenses	121,477	220,432	253,617	592,357

Income (loss) before income taxes	73,427	(20,446)	128,841	(177,116)
Income tax expense (benefit)	5,895	(45)	8,022	477
Net income (loss)	$67,532	$(20,401)	$120,819	$(177,593)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$1.98	$(0.55)	$3.48	$(4.75)
Diluted earnings (loss) per common share	$1.97	$(0.55)	$3.46	$(4.75)

Shareholder dividends:
Common shareholder dividends declared	$2,667	$2,969	$5,507	$5,933
Dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011
($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$67,532	$(20,401)	$120,819	$(177,593)

Other comprehensive income, before deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the period	33,945	55,984	49,002	70,753
Reclassification adjustments:
Net realized (gains) losses on available-for-sale investments	(25,219)	6,744	(47,897)	3,036
Net impairment losses on investments	1,113	1,666	2,183	3,173
Other comprehensive income, before deferred tax	9,839	64,394	3,288	76,962

Deferred tax on components of other comprehensive income:
Net change in unrealized gains and losses on available-for-sale securities arising during the period	(2,823)	(9,680)	(2,883)	(10,443)
Reclassification adjustments:
Net realized (gains) losses on available-for-sale investments	1,194	(2,162)	1,754	(1,918)
Net impairment losses on investments	(106)	(34)	(232)	(79)
Deferred income tax expense	(1,735)	(11,876)	(1,361)	(12,440)

Other comprehensive income, net of deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the period	31,122	46,304	46,119	60,310
Reclassification adjustments:
Net realized (gains) losses on available-for-sale investments	(24,025)	4,582	(46,143)	1,118
Net impairment losses on investments	1,007	1,632	1,951	3,094
Other comprehensive income, net of deferred tax	8,104	52,518	1,927	64,522

Comprehensive income (loss)	$75,636	$32,117	$122,746	$(113,071)

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2012 and 2011
($ in thousands)

	2012	2011
Common shares:
Balances at beginning of period	$355	$377
Exercise of common share options	-	-
Issuance of common shares	-	-
Settlement of equity awards	2	4
Repurchase of common shares	(25)	(8)
Balances at end of period	332	373

Additional paid-in capital:
Balances at beginning of period	313,730	453,619
Exercise of common share options	1,014	1,132
Issuance of common shares	-	2
Settlement of equity awards	(1,109)	(2,726)
Repurchase of common shares	(89,910)	(33,899)
Purchase of common share options	-	(47,900)
Share based compensation	3,694	2,275
Income tax benefit from share based compensation	63	379
Balances at end of period	227,482	372,882

Accumulated other comprehensive income (loss):
Balances at beginning of period	146,635	(24,488)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes:
Change in unrealized gains and losses	7	60,987
Non-credit component of impairment losses	1,920	3,535
Balances at end of period	148,562	40,034

Retained earnings:
Balances at beginning of period	1,230,139	1,465,947
Net income (loss)	120,819	(177,593)
Common share dividends	(5,507)	(5,933)
Balances at end of period	1,345,451	1,282,421
Total shareholders' equity	$1,721,827	$1,695,710

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2012 and 2011
($ in thousands)

	2012	2011
Operating Activities:
Net income (loss)	$120,819	$(177,593)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	2,518	1,829
Net realized (gains) losses on investments	(47,317)	4,282
Net impairment losses on investments	2,183	3,173
Net foreign currency exchange losses	222	803
Share-based compensation	4,046	2,275
Deferred income tax expense	5,215	759
Net fixed maturity trading securities activities	9,877	142
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	4,817	(276)
Decrease in reinsurance premiums receivable	13,778	15,896
Increase in funds held by ceding companies	(17,140)	(5,946)
Decrease in deferred acquisition costs	1,134	4,560
Increase (decrease) in net unpaid and paid losses and loss adjustment expenses	(158,720)	194,976
Increase (decrease) in net unearned premiums	1,833	(34,645)
Increase (decrease) in commissions payable	1,624	(5,531)
Changes in other assets and liabilities	(4,074)	28,584
Net cash provided by (used in) operating activities	(59,185)	33,288

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	395,269	353,402
Proceeds from sale of fixed maturity trading securities	-	20,413
Proceeds from sale of short-term investments	20,597	27,995
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	179,768	72,694
Proceeds from maturity of short-term investments	577,296	140,014
Acquisition of fixed maturity available-for-sale securities	(172,110)	(34,499)
Acquisition of short-term investments	(168,542)	(211,527)
Net cash provided by (used in) investing activities	832,278	368,492

Financing Activities:
Dividends paid to common shareholders	(5,507)	(5,933)
Repurchase of common shares	(89,935)	(33,907)
Purchase of common share options	-	(47,900)
Proceeds from exercise of common share options	1,014	1,132
Net cash provided by (used in) financing activities	(94,428)	(86,608)

Effect of foreign currency exchange rate changes on cash	(5,192)	15,724
Net increase (decrease) in cash and cash equivalents	673,473	330,896
Cash and cash equivalents at beginning of period	792,510	987,877
Cash and cash equivalents at end of period	$1,465,983	$1,318,773

Supplemental disclosures of cash flow information:
Income taxes paid	$9,012	$417
Interest paid	$9,375	$9,375

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011

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

Platinum Holdings and its consolidated subsidiaries (collectively, the “Company”) include Platinum Holdings, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Underwriters Finance, Inc. (“Platinum Finance”), Platinum Regency Holdings (“Platinum Regency”) and Platinum Administrative Services, Inc.  The terms “we,” “us,” and “our” refer to the Company, unless the context otherwise indicates.

Platinum Regency is an intermediate holding company based in Ireland and a wholly owned subsidiary of Platinum Holdings.  Platinum Finance is an intermediate holding company based in the U.S. and a wholly owned subsidiary of Platinum Regency.  We operate through two licensed reinsurance subsidiaries, Platinum Bermuda, a Bermuda reinsurance company, and Platinum US, a U.S. reinsurance company.   Platinum Bermuda is a wholly owned subsidiary of Platinum Holdings and Platinum US is a wholly owned subsidiary of Platinum Finance.  Platinum Administrative Services, Inc. is a subsidiary that provides administrative support services to the Company.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements included in this report as of  June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited and include all adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

2.	Investments

Fixed Maturity Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities as of June 30, 2012 and December 31, 2011 ($ in thousands):

		Included in Accumulated Other Comprehensive Income
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI(1)
June 30, 2012:
U.S. Government	$4,667	$344	$-	$5,011	$-
U.S. Government agencies	10,003	161	-	10,164	-
Municipal bonds	1,204,826	148,029	18	1,352,837	-
Non-U.S. governments	92,948	1,532	185	94,295	-
Corporate bonds	330,863	20,255	716	350,402	-
Commercial mortgage-backed securities	188,789	13,941	1,374	201,356	171
Residential mortgage-backed securities	283,247	2,355	9,320	276,282	6,068
Asset-backed securities	22,323	775	3,458	19,640	3,096
Total fixed maturity available-for-sale securities	$2,137,666	$187,392	$15,071	$2,309,987	$9,335

December 31, 2011:
U.S. Government	$4,702	$381	$-	$5,083	$-
U.S. Government agencies	100,000	259	-	100,259	-
Municipal bonds	1,510,658	150,280	178	1,660,760	-
Non-U.S. governments	69,992	1,929	655	71,266	-
Corporate bonds	329,218	21,093	763	349,548	-
Commercial mortgage-backed securities	195,309	11,884	2,584	204,609	196
Residential mortgage-backed securities	261,187	2,866	12,426	251,627	8,397
Asset-backed securities	23,644	489	3,711	20,422	2,821
Total fixed maturity available-for-sale securities	$2,494,710	$189,181	$20,317	$2,663,574	$11,414

(1)
The non-credit portion of other than temporary impairments ("OTTI") represents the amount of unrealized losses on impaired securities that were not realized in earnings as of the reporting date.  These unrealized losses are included in gross unrealized losses as of June 30, 2012 and December 31, 2011.

Our fixed maturity available-for-sale securities are U.S. dollar denominated securities.  Non-U.S. governments consist primarily of securities issued by governments and financial institutions that are explicitly guaranteed by the respective government.  At December 31, 2011, U.S. Government agencies consist of securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation.

Fixed Maturity Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of June 30, 2012 and December 31, 2011 ($ in thousands):

	June 30, 2012	December 31, 2011
Non-U.S. dollar denominated securities:
Non-U.S. governments	$113,847	$125,126
Total fixed maturity trading securities	$113,847	$125,126

Our non-U.S. government fixed maturity trading securities are non-U.S. dollar denominated investments held for the purposes of hedging our non-U.S. dollar foreign currency reinsurance liabilities.

In prior periods, we have used insurance-linked securities to actively manage our exposure to catastrophe loss. We elected to record our investments in insurance-linked securities using the fair value option attributes of FASB Accounting Standards Codification ("ASC") 825, "Financial Instruments" ("ASC 825"), and recorded these in fixed maturity trading securities.  There were mark-to-market adjustments recorded under ASC 825 of less than $0.1 million of net realized losses for the three months ended June 30, 2011 and $1.3 million of net realized losses on investments for the six months ended June 30, 2011.  At acquisition, we determine our trading intent in the near term of our fixed maturity trading securities accounted for in accordance with ASC 825. If we do not intend to sell these securities in the near term, the purchases and sales are included in investing activities in our consolidated statements of cash flows, otherwise they are included in operating activities.  For the six months ended June 30, 2011, there were proceeds from sales of $20.4 million and no purchases of trading securities accounted for in accordance with ASC 825 that were included in investing activities in the statements of cash flows.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

Short-term Investments

The following table sets forth the fair value of our short-term investments as of June 30, 2012 and December 31, 2011 ($ in thousands):

	June 30, 2012	December 31, 2011
Available-for-sale:
U.S. Government	$62,352	$322,320
U.S. Government agencies	-	85,389
Trading:
Non-U.S. governments	105,426	181,125
Total short-term investments	$167,778	$588,834

Our U.S. dollar denominated short-term investments are accounted for as available-for-sale and our non-U.S. dollar denominated short-term investments are accounted for in accordance with the fair value option attributes of ASC 825.  The mark-to-market adjustments on short-term investments recognized under ASC 825 contributed no net realized gains or losses in the three months ended June 30, 2012 and less than $0.1 million of net realized losses on investments in the six months ended June 30, 2012.   The mark-to-market adjustments on short-term investments contributed less than $0.1 million of net realized losses for the three months ended June 30, 2011 and less than $0.1 million of net realized gains on investments for the six months ended June 30, 2011.

For the six months ended June 30, 2012, we had purchases of $106.1 million, proceeds from sales of $20.6 million and proceeds from maturities of $169.6 million from non-U.S. dollar denominated short-term investments accounted for in accordance with ASC 825 that were included in investing activities in the statements of cash flows.  For the six months ended June 30, 2011, we had purchases of $132.4 million, proceeds from maturities of $30.6 million and no proceeds from sales from non-U.S. dollar denominated short-term investments accounted for in accordance with ASC 825 that were included in investing activities in the statements of cash flows.

Other-Than-Temporary Impairments

We analyze the creditworthiness of our investment portfolio by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.  We determined that none of our government bonds, municipal bonds or corporate bonds were other-than-temporarily impaired for the three and six months ended June 30, 2012 and 2011.

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded no net impairment losses related to CMBS for the three months ended June 30, 2012 and 2011, respectively, and less than $0.1 million of net impairment losses and no net impairment losses for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, the single largest unrealized loss within our CMBS portfolio was $0.7 million related to a security with an amortized cost of $4.8 million.

Residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  We recorded net impairment losses related to non-agency RMBS of $1.1 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively, and $2.1 million and $2.4 million for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, the single largest unrealized loss within our RMBS portfolio was $2.0 million related to a non-agency RMBS security with an amortized cost of $2.4 million.

We had no net impairment losses related to sub-prime ABS for the three months ended June 30, 2012 and $0.2 million of net impairment losses for the three months ended June 30, 2011.  We had no net impairment losses related to sub-prime ABS for the six months ended June 30, 2012 and $0.8 million of net impairment losses for the six months ended June 30, 2011.  As of June 30, 2012, the single largest unrealized loss within our sub-prime ABS portfolio was $2.2 million related to a security with an amortized cost of $4.4 million.

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the three months ended June 30, 2012 and 2011 ($ in thousands):

	2012	2011
Beginning balance, April 1	$60,444	$48,138
Credit losses on securities not previously impaired	-	20
Additional credit losses on securities previously impaired	1,113	1,646
Reduction for paydowns and securities sold	(3,464)	(1,786)
Reduction for increases in cash flows expected to be collected	(219)	(146)
Ending balance, June 30	$57,874	$47,872

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the six months ended June 30, 2012 and 2011 ($ in thousands):

	2012	2011
Beginning balance, January 1	$61,841	$48,845
Credit losses on securities not previously impaired	-	20
Additional credit losses on securities previously impaired	2,183	3,153
Reduction for paydowns and securities sold	(5,721)	(3,901)
Reduction for increases in cash flows expected to be collected	(429)	(245)
Ending balance, June 30	$57,874	$47,872

As of June 30, 2012, total cumulative credit losses were related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit losses we recorded on CMBS of $4.1 million were on four securities issued from 2006 to 2007.  As of June 30, 2012, 6.4% of the mortgages backing these securities were 90 days or more past due and 0.9% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining average credit support of 20.3%.   The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $53.8 million were on twenty-eight securities issued from 2004 to 2007.  As of June 30, 2012, 16.6% of the mortgages backing these securities were 90 days or more past due and 5.5% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining average credit support of 6.8%.

Unrealized Losses

The following table sets forth our gross unrealized losses on securities classified as fixed maturity available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  The amounts only relate to securities in an unrealized loss position as of June 30, 2012 and December 31, 2011 ($ in thousands):

	June 30, 2012		December 31, 2011
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
Municipal bonds	$5,801	$1	$4,751	$131
Non-U.S. governments	-	-	9,988	29
Corporate bonds	37,419	716	12,526	763
Commercial mortgage-backed securities	11,398	175	19,797	1,047
Residential mortgage-backed securities	96,128	371	131,574	2,112
Asset-backed securities	703	258	580	84
Total	$151,449	$1,521	$179,216	$4,166

Twelve months or more:
Municipal bonds	$3,014	$17	$3,002	$47
Non-U.S. governments	4,814	185	4,373	626
Corporate bonds	-	-	-	-
Commercial mortgage-backed securities	16,529	1,199	6,171	1,537
Residential mortgage-backed securities	46,116	8,949	43,704	10,314
Asset-backed securities	16,614	3,200	16,854	3,627
Total	$87,087	$13,550	$74,104	$16,151

Total unrealized losses:
Municipal bonds	$8,815	$18	$7,753	$178
Non-U.S. governments	4,814	185	14,361	655
Corporate bonds	37,419	716	12,526	763
Commercial mortgage-backed securities	27,927	1,374	25,968	2,584
Residential mortgage-backed securities	142,244	9,320	175,278	12,426
Asset-backed securities	17,317	3,458	17,434	3,711
Total	$238,536	$15,071	$253,320	$20,317

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

Net Investment Income

The following table sets forth our net investment income for the three and six months ended June 30, 2012 and 2011 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fixed maturity securities	$24,583	$32,561	$51,870	$64,412
Short-term investments and cash and cash equivalents	1,989	2,091	3,811	3,590
Funds held	600	395	1,254	613
Subtotal	27,172	35,047	56,935	68,615
Investment expenses	(1,017)	(1,082)	(2,228)	(2,272)
Net investment income	$26,155	$33,965	$54,707	$66,343

Net Realized Gains (Losses) on Investments

The following table sets forth our net realized gains (losses) on investments for the three and six months ended June 30, 2012 and 2011 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Gross realized gains on the sale of investments	$25,263	$477	$47,941	$4,421
Gross realized losses on the sale of investments	-	(6,894)	(1)	(6,897)
Net realized gains (losses) on the sale of investments	25,263	(6,417)	47,940	(2,476)
Mark-to-market adjustments on trading securities	(285)	1,728	(623)	(1,806)
Net realized gains (losses) on investments	$24,978	$(4,689)	$47,317	$(4,282)

Maturities

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.  The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of June 30, 2012 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$93,049	$93,926
Due from one to five years	430,712	456,377
Due from five to ten years	570,958	626,049
Due in ten or more years	653,038	750,204
Mortgage-backed and asset-backed securities	494,359	497,278
Total	$2,242,116	$2,423,834

3.	Fair Value Measurements

The accounting guidance relating to fair value measurements addresses how a company should measure fair value when required to use a fair value measure for recognition or disclosure purposes.  The fair values of our financial assets and liabilities addressed by this guidance are determined primarily through the use of observable inputs.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from external independent sources.  Unobservable inputs reflect management’s assumptions about what market participants’ assumptions would be in pricing the asset or liability based on the best information available.  We classify our financial assets and liabilities in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.  This classification requires judgment in assessing the market and pricing methodologies for a particular security.  The fair value hierarchy is comprised of the following three levels:

Level 1:	Valuations are based on unadjusted quoted prices in active markets for identical financial assets or liabilities;

Level 2:	Valuations are based on prices obtained from independent index providers, pricing vendors or broker-dealers using observable inputs for financial assets and liabilities; and

Level 3:
Valuations are based on unobservable inputs for assets and liabilities where there is little or no market activity.  Management’s assumptions and/or internal valuation pricing models may be used to determine the fair value of financial assets or liabilities.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis by the Company as of June 30, 2012 and December 31, 2011 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
June 30, 2012:
Investments:
U.S. Government	$5,011	$5,011	$-	$-
U.S. Government agencies	10,164	-	10,164	-
Municipal bonds	1,352,837	-	1,352,837	-
Non-U.S. governments	208,142	55,431	152,711	-
Corporate bonds	350,402	-	350,402	-
Commercial mortgage-backed securities	201,356	-	201,356	-
Residential mortgage-backed securities	276,282	-	268,821	7,461
Asset-backed securities	19,640	-	18,074	1,566
Short-term investments	167,778	-	167,778	-
Total	$2,591,612	$60,442	$2,522,143	$9,027

December 31, 2011:
Investments:
U.S. Government	$5,083	$5,083	$-	$-
U.S. Government agencies	100,259	-	100,259	-
Municipal bonds	1,660,760	-	1,660,760	-
Non-U.S. governments	196,392	55,561	140,831	-
Corporate bonds	349,548	-	349,548	-
Commercial mortgage-backed securities	204,609	-	204,609	-
Residential mortgage-backed securities	251,627	-	243,481	8,146
Asset-backed securities	20,422	-	18,555	1,867
Short-term investments	588,834	34,894	553,940	-
Total	$3,377,534	$95,538	$3,271,983	$10,013

The fair values of our fixed maturity securities and short-term investments are generally based on prices obtained from independent index providers, pricing vendors or broker-dealers using observable inputs.  Fixed maturity securities and short-term investments are generally valued using the market approach.  The following table describes the valuation techniques, assumptions, and significant inputs used to determine the fair value of our financial assets and liabilities as well as their classification pursuant to the fair value hierarchy:

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
For the Three and Six Months Ended June 30, 2012 and 2011

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

Level 3 Financial Assets and Liabilities

The following tables reconcile the beginning and ending balance for our Level 3 financial assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2012 and 2011 ($ in thousands):

	Three Months Ended June 30, 2012
	Residential mortgage-backed securities	Asset-backed securities	Derivatives	Total
Beginning balance, April 1	$5,564	$1,723	$-	$7,287
Purchases	-	-	-	-
Issuances	-	-	-	-
Settlements	-	-	-	-
Sales, maturities and paydowns	(641)	-	-	(641)
Total net realized gains included in earnings	-	-	-	-
Total increase (decrease) in fair value of the derivative instrument included in earnings	-	-	-	-
Total net unrealized gains (losses) included in comprehensive income (loss)	285	(157)	-	128
Transfers into Level 3	2,253	-	-	2,253
Transfers out of Level 3	-	-	-	-
Ending balance, June 30	$7,461	$1,566	$-	$9,027

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$-	$-	$-	$-

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30, 2011
	Residential mortgage-backed securities	Asset-backed securities	Derivatives	Total
Beginning balance, April 1	$3,305	$909	$1,257	$5,471
Purchases	-	-	-	-
Issuances	-	-	-	-
Settlements	-	-	2,427	2,427
Sales, maturities and paydowns	(89)	-	-	(89)
Total net realized gains included in earnings	-	-	-	-
Total increase (decrease) in fair value of the derivative instrument included in earnings	-	-	(4,474)	(4,474)
Total net unrealized gains (losses) included in comprehensive income (loss)	(407)	525	-	118
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	(1,434)	-	(1,434)
Ending balance, June 30	$2,809	$-	$(790)	$2,019

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$-	$-	$(4,474)	$(4,474)

The following tables reconcile the beginning and ending balance for our Level 3 financial assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012 and 2011 ($ in thousands):

	Six Months Ended June 30, 2012
	Residential mortgage-backed securities	Asset-backed securities	Derivatives	Total
Beginning balance, January 1	$8,146	$1,867	$-	$10,013
Purchases	-	-	-	-
Issuances	-	-	-	-
Settlements	-	-	-	-
Sales, maturities and paydowns	(734)	-	-	(734)
Total net realized gains included in earnings	-	-	-	-
Total increase (decrease) in fair value of the derivative instrument included in earnings	-	-	-	-
Total net unrealized gains (losses) included in comprehensive income (loss)	50	(301)	-	(251)
Transfers into Level 3	2,253	-	-	2,253
Transfers out of Level 3	(2,254)	-	-	(2,254)
Ending balance, June 30	$7,461	$1,566	$-	$9,027

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$-	$-	$-	$-

	Six Months Ended June 30, 2011
	Residential mortgage-backed securities	Asset-backed securities	Derivatives	Total
Beginning balance, January 1	$2,449	$1,069	$(4,871)	$(1,353)
Purchases	-	-	4,829	4,829
Issuances	-	-	-	-
Settlements	-	-	-	-
Sales, maturities and paydowns	(165)	-	-	(165)
Total net realized gains included in earnings	-	-	-	-
Total increase (decrease) in fair value of the derivative instrument included in earnings	-	-	(748)	(748)
Total net unrealized gains (losses) included in comprehensive income (loss)	525	365	-	890
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	(1,434)	-	(1,434)
Ending balance, June 30	$2,809	$-	$(790)	$2,019

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$-	$-	$(748)	$(748)

Transfers of assets and liabilities into or out of Level 3 are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  The transfers into and out of Level 3 were due to the sufficiency of evidence available to corroborate significant observable inputs with market observable information.  There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2012 and 2011.

Other Financial Assets and Liabilities Not Carried at Fair Value

Accounting guidance requires disclosures of the fair value of other financial assets and liabilities, however insurance contracts are excluded.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

The Series B 7.5% Notes due June 1, 2017 (the "debt obligations") on our consolidated balance sheets were recorded at cost with a carrying value of $250.0 million at June 30, 2012 and December 31, 2011, and had a fair value of $273.2 million and $269.0 million at June 30, 2012 and December 31, 2011, respectively.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 2.

Our other financial assets and liabilities not referred to above were carried at cost or amortized cost, which generally approximates fair value, at June 30, 2012 and December 31, 2011. The fair value measurements were based on observable inputs and therefore would be considered to be Level 1 or Level 2.

4.	Derivative Instruments

At December 31, 2011 and during the period January 1, 2012 through June 30, 2012, we held no derivative instruments.  In prior periods, including the six months ended June 30, 2011, we held derivative instruments.  Our derivative instruments are recorded in the consolidated balance sheets at fair value as other assets or other liabilities, with changes in fair values and realized gains and losses recognized in net changes in fair value of derivatives in the consolidated statements of operations.  None of our derivatives were designated as hedges under current accounting guidance.  Our objectives for entering into derivative agreements are as follows:

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

Expense related to our other derivative instrument recorded in net changes in fair value of derivatives was $4.5 million and $0.7 million for the three and six months ended June 30, 2011.

5.	Credit Facilities

Syndicated Credit Facility

On June 24, 2011, we entered into an amended and restated three-year $300.0 million credit facility (the "Syndicated Credit Facility") that consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  The Syndicated Credit Facility contains customary representations, warranties and covenants.  We are in compliance with the covenants under the Syndicated Credit Facility.

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

We had no cash borrowings under the Syndicated Credit Facility during the six months ended June 30, 2012.  The following table summarizes the outstanding letters of credit and the cash and cash equivalents and investments held in trust to collateralize the letters of credit issued as of June 30, 2012 ($ in thousands):

	Letters of Credit		Collateral
	Capacity	Issued	Cash and Cash Equivalents	Investments	Total
Syndicated Credit Facility:
Secured	$200,000	$101,399	$118,287	$-	$118,287
Unsecured	100,000	-	-	-	-
Total Syndicated Credit Facility	300,000	101,399	118,287	-	118,287
LOC Facility	100,000	36,273	32,010	13,268	45,278
Total	$400,000	$137,672	$150,297	$13,268	$163,565

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

6.	Income Taxes

We provide for income tax expense or benefit based upon income reported in the consolidated financial statements and the provisions of currently enacted tax laws.  Platinum Holdings and Platinum Bermuda are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, Platinum Holdings and Platinum Bermuda are not taxed on any Bermuda income or capital gains and they have received an assurance from the Bermuda Minister of Finance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 31, 2035.  Platinum Holdings has subsidiaries based in the United States and Ireland that are subject to the tax laws thereof.

The 2003 income tax return of our U.S.-based subsidiaries is currently under examination by the U.S. Internal Revenue Service. The income tax returns that remain open to examination are for calendar years 2008 and forward.

7.	Share Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 23, 2012, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During the six months ended June 30, 2012, in accordance with the share repurchase program, we repurchased 2,464,471 of our common shares in the open market for an aggregate cost of $89.9 million at a weighted average cost including commissions of $36.49 per share.  The shares we repurchased were canceled.

8.	Statutory Regulations and Dividend Capacity

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of dividends that can be paid by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance, without the prior approval of the relevant regulatory authorities.  Based on regulatory restrictions, the maximum amount available for payment of dividends by our reinsurance subsidiaries during 2012 without prior regulatory approval is as follows ($ in thousands):

Platinum Bermuda	$286,574
Platinum US	52,992
Total	$339,566

During the six months ended June 30, 2012, dividends of $70.0 million were paid by Platinum Bermuda to Platinum Holdings.  Therefore, as of June 30, 2012, the remaining amount available for payment of dividends by our reinsurance subsidiaries during 2012 without prior regulatory approval was $269.6 million.  Subsequent to June 30, 2012, Platinum Bermuda declared and paid a dividend of $50.0 million to Platinum Holdings.

There are no regulatory restrictions on the amount of dividends that Platinum Finance can pay to Platinum Regency. Irish law prohibits Platinum Regency from declaring a dividend to Platinum Holdings unless it has “profits available for distribution.”  The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.

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

In managing our operating segments, we use measures such as net underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as net investment income, net realized gains and losses on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses by segment.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  Underwriting ratios are considered to be non-GAAP measures and are calculated for net losses and LAE, net acquisition expense and net underwriting expense.  The ratios are calculated by dividing the related expense by net earned premiums.  The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of segment underwriting income (loss) to income (loss) before income taxes for the three and six months ended June 30, 2012 and 2011 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$61,695	$72,678	$7,086	$141,459

Net premiums earned	62,838	75,746	6,491	145,075
Net losses and loss adjustment expenses	17,653	45,851	3,613	67,117
Net acquisition expenses	8,721	18,487	2,992	30,200
Other underwriting expenses	7,454	5,625	267	13,346
Segment underwriting income (loss)	$29,010	$5,783	$(381)	34,412

Net investment income				26,155
Net realized gains (losses) on investments				24,978
Net impairment losses on investments				(1,113)
Other income (expense)				(191)
Net changes in fair value of derivatives				-
Corporate expenses not allocated to segments				(6,350)
Net foreign currency exchange (losses) gains				310
Interest expense				(4,774)
Income (loss) before income taxes				$73,427

Underwriting ratios:
Net loss and loss adjustment expense	28.1%	60.5%	55.7%	46.3%
Net acquisition expense	13.9%	24.4%	46.1%	20.8%
Other underwriting expense	11.9%	7.4%	4.1%	9.2%
Combined	53.9%	92.3%	105.9%	76.3%

	Three Months Ended June 30, 2011
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$54,411	$69,234	$2,242	$125,887

Net premiums earned	91,852	77,104	3,480	172,436
Net losses and loss adjustment expenses	116,543	43,868	(1,054)	159,357
Net acquisition expenses	12,009	18,144	3,962	34,115
Other underwriting expenses	7,274	4,829	264	12,367
Segment underwriting income (loss)	$(43,974)	$10,263	$308	(33,403)

Net investment income				33,965
Net realized gains (losses) on investments				(4,689)
Net impairment losses on investments				(1,666)
Other income (expense)				(60)
Net changes in fair value of derivatives				(4,474)
Corporate expenses not allocated to segments				(4,738)
Net foreign currency exchange (losses) gains				(614)
Interest expense				(4,767)
Income (loss) before income taxes				$(20,446)

Underwriting ratios:
Net loss and loss adjustment expense	126.9%	56.9%	(30.3%)	92.4%
Net acquisition expense	13.1%	23.5%	113.9%	19.8%
Other underwriting expense	7.9%	6.3%	7.6%	7.2%
Combined	147.9%	86.7%	91.2%	119.4%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30, 2012
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$129,848	$147,078	$8,194	$285,120

Net premiums earned	124,166	151,512	7,609	283,287
Net losses and loss adjustment expenses	58,590	86,887	836	146,313
Net acquisition expenses	17,956	35,862	7,039	60,857
Other underwriting expenses	14,289	10,661	458	25,408
Segment underwriting income (loss)	$33,331	$18,102	$(724)	50,709

Net investment income				54,707
Net realized gains (losses) on investments				47,317
Net impairment losses on investments				(2,183)
Other income (expense)				(670)
Net changes in fair value of derivatives				-
Corporate expenses not allocated to segments				(11,271)
Net foreign currency exchange (losses) gains				(222)
Interest expense				(9,546)
Income (loss) before income taxes				$128,841

Underwriting ratios:
Net loss and loss adjustment expense	47.2%	57.3%	11.0%	51.6%
Net acquisition expense	14.5%	23.7%	92.5%	21.5%
Other underwriting expense	11.5%	7.0%	6.0%	9.0%
Combined	73.2%	88.0%	109.5%	82.1%

	Six Months Ended June 30, 2011
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$166,213	$149,753	$4,706	$320,672

Net premiums earned	189,757	157,928	7,632	355,317
Net losses and loss adjustment expenses	394,873	83,487	592	478,952
Net acquisition expenses	25,635	36,707	5,723	68,065
Other underwriting expenses	14,595	10,161	499	25,255
Segment underwriting income (loss)	$(245,346)	$27,573	$818	(216,955)

Net investment income				66,343
Net realized gains (losses) on investments				(4,282)
Net impairment losses on investments				(3,173)
Other income (expense)				1,036
Net changes in fair value of derivatives				(748)
Corporate expenses not allocated to segments				(9,001)
Net foreign currency exchange (losses) gains				(803)
Interest expense				(9,533)
Income (loss) before income taxes				$(177,116)

Underwriting ratios:
Net loss and loss adjustment expense	208.1%	52.9%	7.8%	134.8%
Net acquisition expense	13.5%	23.2%	75.0%	19.2%
Other underwriting expense	7.7%	6.4%	6.5%	7.1%
Combined	229.3%	82.5%	89.3%	161.1%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

10.	Earnings (Loss) per Common Share

The following is a reconciliation of basic and diluted earnings or loss per common share for the three and six months ended June 30, 2012 and 2011 ($ and amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Earnings (Loss)
Basic and Diluted
Net income (loss) attributable to common shareholders	$67,532	$(20,401)	$120,819	$(177,593)
Portion allocated to participating common shareholders (1)	(278)	137	(485)	1,069
Net income (loss) allocated to common shareholders	$67,254	$(20,264)	$120,334	$(176,524)

Common Shares
Basic
Weighted average common shares outstanding	33,914	37,113	34,602	37,155
Diluted
Weighted average common shares outstanding	33,914	37,113	34,602	37,155
Effect of dilutive securities:
Common share options	142	127	139	268
Restricted share units	48	159	64	269
Adjusted weighted average common shares outstanding	34,104	37,399	34,805	37,692

Earnings (Loss) Per Common Share
Basic earnings (loss) per common share	$1.98	$(0.55)	$3.48	$(4.75)
Diluted earnings (loss) per common share (2)	$1.97	$(0.55)	$3.46	$(4.75)

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plans that are considered to be participating securities.

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

The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

Condensed Consolidating Balance Sheet
June 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$232	$2,591,380	$-	$2,591,612
Investment in subsidiaries	1,700,293	655,570	512,671	(2,868,534)	-
Cash and cash equivalents	17,665	103,139	1,345,179	-	1,465,983
Reinsurance assets	-	-	288,698	-	288,698
Other assets	8,379	5,362	64,903	-	78,644
Total assets	$1,726,337	$764,303	$4,802,831	$(2,868,534)	$4,424,937
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$2,408,816	$-	$2,408,816
Debt obligations	-	250,000	-	-	250,000
Other liabilities	4,510	1,632	38,152	-	44,294
Total liabilities	$4,510	$251,632	$2,446,968	$-	$2,703,110

Shareholders' Equity
Common shares	$332	$-	$8,000	$(8,000)	$332
Additional paid-in capital	227,482	213,405	2,020,382	(2,233,787)	227,482
Accumulated other comprehensive income	148,562	43,804	192,357	(236,161)	148,562
Retained earnings	1,345,451	255,462	135,124	(390,586)	1,345,451
Total shareholders' equity	$1,721,827	$512,671	$2,355,863	$(2,868,534)	$1,721,827
			-
Total liabilities and shareholders' equity	$1,726,337	$764,303	$4,802,831	$(2,868,534)	$4,424,937

Condensed Consolidating Balance Sheet
December 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$274	$3,377,260	$-	$3,377,534
Investment in subsidiaries	1,638,898	621,041	484,561	(2,744,500)	-
Cash and cash equivalents	47,791	108,260	636,459	-	792,510
Reinsurance assets	-	-	297,374	-	297,374
Other assets	6,229	6,620	71,344	-	84,193
Total assets	$1,692,918	$736,195	$4,866,998	$(2,744,500)	$4,551,611
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$2,573,701	$-	$2,573,701
Debt obligations	-	250,000	-	-	250,000
Other liabilities	2,059	1,634	33,358	-	37,051
Total liabilities	$2,059	$251,634	$2,607,059	$-	$2,860,752

Shareholders' Equity
Common shares	$355	$-	$8,000	$(8,000)	$355
Additional paid-in capital	313,730	213,342	2,000,335	(2,213,677)	313,730
Accumulated other comprehensive income	146,635	41,277	187,903	(229,180)	146,635
Retained earnings	1,230,139	229,942	63,701	(293,643)	1,230,139
Total shareholders' equity	$1,690,859	$484,561	$2,259,939	$(2,744,500)	$1,690,859

Total liabilities and shareholders' equity	$1,692,918	$736,195	$4,866,998	$(2,744,500)	$4,551,611

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$145,075	$-	$145,075
Net investment income	2	12	26,141	-	26,155
Net realized gains (losses) on investments	-	-	24,978	-	24,978
Net impairment losses on investments	-	-	(1,113)	-	(1,113)
Other income (expense)	991	-	(1,182)	-	(191)
Total revenue	993	12	193,899	-	194,904

Expenses:
Net losses and loss adjustment expenses	-	-	67,117	-	67,117
Net acquisition expenses	-	-	30,200	-	30,200
Net changes in fair value of derivatives	-	-	-	-	-
Operating expenses	5,834	67	13,795	-	19,696
Net foreign currency exchange losses (gains)	-	-	(310)	-	(310)
Interest expense	-	4,774	-	-	4,774
Total expenses	5,834	4,841	110,802	-	121,477
Income (loss) before income taxes	(4,841)	(4,829)	83,097	-	73,427
Income tax expense (benefit)	-	(1,627)	7,522	-	5,895
Income (loss) before equity in earnings of subsidiaries	(4,841)	(3,202)	75,575	-	67,532
Equity in earnings of subsidiaries	72,373	15,004	11,802	(99,179)	-
Net income (loss)	$67,532	$11,802	$87,377	$(99,179)	$67,532

Other comprehensive income, net of deferred taxes	8,104	3,221	11,326	(14,547)	8,104
Comprehensive income (loss)	$75,636	$15,023	$98,703	$(113,726)	$75,636

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended June 30, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$172,436	$-	$172,436
Net investment income	1	(7)	33,971	-	33,965
Net realized gains (losses) on investments	-	-	(4,689)	-	(4,689)
Net impairment losses on investments	-	-	(1,666)	-	(1,666)
Other income (expense)	(967)	3	904	-	(60)
Total revenue	(966)	(4)	200,956	-	199,986

Expenses:
Net losses and loss adjustment expenses	-	-	159,357	-	159,357
Net acquisition expenses	-	-	34,115	-	34,115
Net changes in fair value of derivatives	-	-	4,474	-	4,474
Operating expenses	5,826	143	11,136	-	17,105
Net foreign currency exchange losses (gains)	-	-	614	-	614
Interest expense	-	4,767	-	-	4,767
Total expenses	5,826	4,910	209,696	-	220,432
Income (loss) before income taxes	(6,792)	(4,914)	(8,740)	-	(20,446)
Income tax expense (benefit)	-	(1,679)	1,634	-	(45)
Income (loss) before equity in earnings of subsidiaries	(6,792)	(3,235)	(10,374)	-	(20,401)
Equity in earnings of subsidiaries	(13,609)	5,047	1,835	6,727	-
Net income (loss)	$(20,401)	$1,812	$(8,539)	$6,727	$(20,401)

Other comprehensive income, net of deferred taxes	52,518	22,054	74,574	(96,628)	52,518
Comprehensive income (loss)	$32,117	$23,866	$66,035	$(89,901)	$32,117

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$283,287	$-	$283,287
Net investment income	3	(7)	54,711	-	54,707
Net realized gains (losses) on investments	-	-	47,317	-	47,317
Net impairment losses on investments	-	-	(2,183)	-	(2,183)
Other income (expense)	2,187	1	(2,858)	-	(670)
Total revenue	2,190	(6)	380,274	-	382,458

Expenses:
Net losses and loss adjustment expenses	-	-	146,313	-	146,313
Net acquisition expenses	-	-	60,857	-	60,857
Net changes in fair value of derivatives	-	-	-	-	-
Operating expenses	10,775	133	25,771	-	36,679
Net foreign currency exchange losses (gains)	-	-	222	-	222
Interest expense	-	9,546	-	-	9,546
Total expenses	10,775	9,679	233,163	-	253,617
Income (loss) before income taxes	(8,585)	(9,685)	147,111	-	128,841
Income tax expense (benefit)	-	(3,265)	11,287	-	8,022
Income (loss) before equity in earnings of subsidiaries	(8,585)	(6,420)	135,824	-	120,819
Equity in earnings of subsidiaries	129,404	31,941	25,521	(186,866)	-
Net income (loss)	$120,819	$25,521	$161,345	$(186,866)	$120,819

Other comprehensive income, net of deferred taxes	1,927	2,527	4,454	(6,981)	1,927
Comprehensive income (loss)	$122,746	$28,048	$165,799	$(193,847)	$122,746

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$355,317	$-	$355,317
Net investment income	3	46	66,347	(53)	66,343
Net realized gains (losses) on investments	-	-	(4,282)	-	(4,282)
Net impairment losses on investments	-	-	(3,173)	-	(3,173)
Other income (expense)	(1,692)	118	2,610	-	1,036
Total revenue	(1,689)	164	416,819	(53)	415,241

Expenses:
Net losses and loss adjustment expenses	-	-	478,952	-	478,952
Net acquisition expenses	-	-	68,065	-	68,065
Net changes in fair value of derivatives	-	-	748	-	748
Operating expenses	10,049	202	24,005	-	34,256
Net foreign currency exchange losses (gains)	1	-	802	-	803
Interest expense	53	9,533	-	(53)	9,533
Total expenses	10,103	9,735	572,572	(53)	592,357
Income (loss) before income taxes	(11,792)	(9,571)	(155,753)	-	(177,116)
Income tax expense (benefit)	(600)	(3,263)	4,340	-	477
Income (loss) before equity in earnings of subsidiaries	(11,192)	(6,308)	(160,093)	-	(177,593)
Equity in earnings of subsidiaries	(166,401)	13,834	7,573	144,994	-
Net income (loss)	$(177,593)	$7,526	$(152,520)	$144,994	$(177,593)

Other comprehensive income, net of deferred taxes	64,522	23,103	87,625	(110,728)	64,522
Comprehensive income (loss)	$(113,071)	$30,629	$(64,895)	$34,266	$(113,071)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2012 and 2011

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(5,698)	$(5,161)	$(48,326)	$-	$(59,185)

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	-	-	395,269	-	395,269
Proceeds from sale of short-term investments	-	-	20,597	-	20,597
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	-	40	179,728	-	179,768
Proceeds from maturity of short-term investments	-	-	577,296	-	577,296
Acquisition of fixed maturity available-for-sale securities	-	-	(172,110)	-	(172,110)
Acquisition of short-term investments	-	-	(168,542)	-	(168,542)
Dividends from subsidiaries	70,000	-	-	(70,000)	-
Net cash provided by (used in) investing activities	70,000	40	832,238	(70,000)	832,278

Financing Activities:
Dividends paid to common shareholders	(5,507)	-	(70,000)	70,000	(5,507)
Repurchase of common shares	(89,935)	-	-	-	(89,935)
Proceeds from exercise of common share options	1,014	-	-	-	1,014
Net cash provided by (used in) financing activities	(94,428)	-	(70,000)	70,000	(94,428)

Effect of foreign currency exchange rate changes on cash	-	-	(5,192)	-	(5,192)
Net increase (decrease) in cash and cash equivalents	(30,126)	(5,121)	708,720	-	673,473
Cash and cash equivalents at beginning of period	47,791	108,260	636,459	-	792,510
Cash and cash equivalents at end of period	$17,665	$103,139	$1,345,179	$-	$1,465,983

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(1,275)	$(6,482)	$41,045	$-	$33,288

Investing Activities:
Proceeds from sale of fixed maturity available-for-sale securities	-	-	353,402	-	353,402
Proceeds from sale of fixed maturity trading securities	-	-	20,413	-	20,413
Proceeds from sale of short-term investments	-	-	27,995	-	27,995
Proceeds from maturity or paydown of fixed maturity available-for-sale securities	-	63	72,631	-	72,694
Proceeds from maturity of short-term investments	-	-	140,014	-	140,014
Acquisition of fixed maturity available-for-sale securities	-	-	(34,499)	-	(34,499)
Acquisition of short-term investments	-	-	(211,527)	-	(211,527)
Dividends from subsidiaries	280,000	-	-	(280,000)	-
Investment in subsidiary	(120,000)	(3,000)	-	123,000	-
Inter-company loans	-	75,000	100,000	(175,000)	-
Net cash provided by (used in) investing activities	160,000	72,063	468,429	(332,000)	368,492

Financing Activities:
Dividends paid to common shareholders	(5,933)	-	(280,000)	280,000	(5,933)
Repurchase of common shares	(33,907)	-	-	-	(33,907)
Purchase of common share options	(47,900)	-	-	-	(47,900)
Proceeds from exercise of common share options	1,132	-	-	-	1,132
Capital contribution from parent	-	-	123,000	(123,000)	-
Inter-company loans	(75,000)	-	(100,000)	175,000	-
Net cash provided by (used in) financing activities	(161,608)	-	(257,000)	332,000	(86,608)

Effect of foreign currency exchange rate changes on cash	-	-	15,724	-	15,724
Net increase (decrease) in cash and cash equivalents	(2,883)	65,581	268,198	-	330,896
Cash and cash equivalents at beginning of period	45,035	7,347	935,495	-	987,877
Cash and cash equivalents at end of period	$42,152	$72,928	$1,203,693	$-	$1,318,773

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see Item 1A, “Risk Factors,” in our 2011 Form 10-K and the “Note on Forward-Looking Statements” below.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a holding company domiciled in Bermuda.  Through our reinsurance subsidiaries we provide property and marine, casualty and finite risk reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis.  Platinum Holdings and its consolidated subsidiaries (collectively, the “Company”) include Platinum Holdings, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Underwriters Finance, Inc. ("Platinum Finance"), Platinum Regency Holdings ("Platinum Regency") and Platinum Administrative Services, Inc.  The terms "we," "us," and "our" refer to the Company, unless the context otherwise indicates.

At June 30, 2012, our capital resources of $1.97 billion consisted of $1.72 billion of common shareholders’ equity and $250.0 million of Series B 7.5% Notes due June 1, 2017 (the “debt obligations”).  Our net income was $67.5 and $120.8 million for the three and six months ended June 30, 2012, respectively, which compares with a net loss of $20.4 and $177.6 million for the three and six months ended June 30, 2011, respectively.  Net income for the three and six months ended June 30, 2012 reflected net realized gains on investments of $25.0 million and $47.3 million, respectively, and net losses arising from major catastrophes of $3.5 million and $29.4 million, respectively. The net loss for the three and six months ended June 30, 2011 reflected losses from worldwide major catastrophes of $84.0 million and $332.0 million, respectively, and net realized losses on investments of $4.7 million and $4.3 million, respectively.

Our net premiums written were $141.5 million and $285.1 million for the three and six months ended June 30, 2012, respectively, and $125.9 million and $320.7 million for the three and six months ended June 30, 2011, respectively.  The decrease in net premiums written for the six months ended June 30, 2012 as compared with the same period in 2011 was primarily due to the non-renewal of business that did not meet our minimum pricing standards and our desire to reduce our exposure to catastrophe events.

Current Outlook

We anticipate that the remainder of 2012 will be characterized by ample capacity for insurance risk and that, despite the recent catastrophe events, risk adjusted pricing will be flat or marginally up in all lines of business that have not recently experienced significant losses.  There have been significant insured losses from various natural catastrophes in Chile, New Zealand, Japan, Australia, the United States and other countries in the last two and a half years, which may lead to price increases for certain loss-affected accounts.  In addition, the introduction of catastrophe model revisions that increase the expected loss costs for certain U.S. and European wind events may, over time, ultimately support increases in rates for certain U.S. and European property catastrophe contracts.  However, we believe that reinsurers generally remain well-capitalized and that competitive pressure will keep property catastrophe reinsurance rates from rising significantly absent major events in the insurance or capital markets.

We generally expect property catastrophe exposed reinsurance rates for peak zones and perils will remain reasonably attractive for the balance of 2012.  In 2012, our largest reductions in business written occurred in the catastrophe exposed business and U.S. crop classes.  We expect that our Property and Marine segment will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

Ongoing drought conditions in the United States are the most widespread in over 50 years and have the potential to produce material losses to us under our crop reinsurance treaties.  The Company is currently unable to quantify the net loss, if any, that may arise from the drought.  The aggregate exposure to this peril under our U.S. crop treaties is currently estimated to be approximately $88.0 million.  Approximately 84% of the aggregate exposure is from excess-of-loss treaties, while the remainder is our loss exposure for proportional treaties net of premiums, commissions and brokerage.

In the Casualty segment, we currently believe competition remains strong and capacity is abundant.  While insurance rates are beginning to improve in some casualty classes, positive loss cost trends have dampened any significant improvement in profitability.  Coupled with the current low interest rate environment, this means many treaties do not meet our pricing standards.  We expect insurance and reinsurance capacity to remain abundant for the rest of 2012 constraining the potential for significant improvements in risk adjusted rates.  While we expect that select casualty reinsurance contracts may offer adequate returns, the portfolio of business we write in our Casualty segment will likely continue to decrease in 2012 as compared with 2011 unless market conditions improve beyond our current expectations.

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

Results of Operations

Three Months Ended June 30, 2012 as Compared with the Three Months Ended June 30, 2011

Net income (loss) and diluted earnings (loss) per common share for the three months ended June 30, 2012 and 2011 were as follows ($ and amounts in thousands, except diluted earnings (loss) per common share):

	Three Months Ended June 30,
	2012	2011	Net change
Underwriting income (loss)	$34,412	$(33,403)	$67,815
Net investment income	26,155	33,965	(7,810)
Net realized gains (losses) on investments	24,978	(4,689)	29,667
Net impairment losses on investments	(1,113)	(1,666)	553
Other revenues (expenses)	(11,005)	(14,653)	3,648
Income (loss) before income taxes	73,427	(20,446)	93,873
Income tax (expense) benefit	(5,895)	45	(5,940)
Net income (loss)	$67,532	$(20,401)	$87,933
Weighted average shares outstanding for diluted earnings (loss) per common share	34,104	37,113	(3,009)
Diluted earnings (loss) per common share	$1.97	$(0.55)	$2.52

The net income and diluted income per common share for the three months ended June 30, 2012 as compared with the net loss and diluted loss per common share for the three months ended June 30, 2011 was primarily due to an increase in the net underwriting result attributable to a decrease in major catastrophe activity.  In addition, there were net realized gains on investments rather than net realized losses on investments, partially offset by a decrease in net investment income and higher income taxes for the three months ended June 30, 2012 as compared with the same period in 2011.  As the three months ended June 30, 2011 resulted in a net loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation.

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

Net underwriting income was $34.4 million for the three months ended June 30, 2012, which compares with a net underwriting loss of $33.4 million for the three months ended June 30, 2011.  The change in the net underwriting result was due primarily to a decrease in major catastrophes in 2012.

Net losses arising from major catastrophes were $3.5 million and $84.0 million for the three months ended June 30, 2012 and 2011, respectively.  Net favorable development was $23.2 million and $16.4 million for the three months ended June 30, 2012 and 2011, respectively.

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

Property and Marine

The following table summarizes underwriting results and ratios for the Property and Marine segment for the three months ended June 30, 2012 and 2011 ($ in thousands):

	Three Months Ended June 30,
	2012	2011	Increase (decrease)
Gross premiums written	$61,431	$76,642	$(15,211)
Ceded premiums written	(264)	22,231	(22,495)
Net premiums written	61,695	54,411	7,284
Net premiums earned	62,838	91,852	(29,014)
Net losses and LAE	17,653	116,543	(98,890)
Net acquisition expenses	8,721	12,009	(3,288)
Other underwriting expenses	7,454	7,274	180
Property and Marine segment underwriting income (loss)	$29,010	$(43,974)	$72,984

Underwriting ratios:
Net loss and LAE	28.1%	126.9%	(98.8) points
Net acquisition expense	13.9%	13.1%	0.8 points
Other underwriting expense	11.9%	7.9%	4.0 points
Combined	53.9%	147.9%	(94.0) points

The Property and Marine segment underwriting result improved by $73.0 million for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011, primarily due to a decrease in net losses arising from major catastrophes.  Net losses arising from major catastrophes, net of reinstatement premiums and retrocessional recoveries, were $3.5 million and $84.0 million for the three months ended June 30, 2012 and 2011, respectively.  Net losses from major catastrophes for the three months ended June 30, 2012 were attributable to severe weather, including tornadoes and hailstorms in Missouri, Illinois, Kentucky, Texas and Indiana that occurred in April 2012, referred to as Property Claims Services (“PCS”) Catastrophe 74, offset by a reduction in first quarter net losses from major catastrophes from tornadoes and hailstorms primarily in Kentucky and Tennessee that occurred in March 2012, referred to as PCS Catastrophes 66 and 67.  Net losses from major catastrophes for the three months ended June 30, 2011 were attributable to U.S. tornadoes, the June New Zealand earthquake and increases in first quarter 2011 catastrophe loss estimates.  The increases in the first quarter 2011 catastrophe estimates related to the February earthquake in New Zealand, the earthquake in Japan, Australian floods and Cyclone Yasi.  Property and Marine underwriting income, excluding major catastrophes and net favorable development, was also impacted by changes in the mix of business resulting in an increase in the combined ratio.  The increase in the combined ratio was primarily due to a decrease in the proportion of catastrophe excess-of-loss business which has a lower combined ratio as compared to the other classes of business.

The Property and Marine segment generated 43.6% and 43.2% of our net premiums written for the three months ended June 30, 2012 and 2011, respectively.  Gross premiums written decreased by $15.2 million for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011, and decreased by $7.2 million when excluding reinstatement premiums related to major catastrophes of $0.1 million and $8.1 million for the three months ended June 30, 2012 and 2011, respectively.  The decrease in gross premiums written, excluding reinstatement premiums, was due to decreases across most classes of business, most significantly in the catastrophe excess-of-loss classes, for the three months ended June 30, 2012 as compared with the same period in 2011 and resulted from fewer opportunities that met our underwriting standards and our desire to reduce our exposure to catastrophe events.   The decrease in ceded premiums written was due to a decrease in retrocessional reinsurance purchased for the three months ended June 30, 2012 as compared with the same period in 2011.  Net premiums earned decreased by $29.0 million for the three months ended June 30, 2012 as compared with the same period in 2011, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE decreased by $98.9 million for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011, primarily due to a decrease in losses arising from major catastrophes.  The following table sets forth the components of pre-tax net losses by major catastrophe for the three months ended June 30, 2012 ($ in thousands):

Major Catastrophe	Gross Losses and LAE	Retrocessional Recoveries	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
PCS Catastrophe 74	$(9,844)	$-	$(9,844)	$98	$(9,746)
Decrease in First Quarter 2012 Catastrophe Estimates:
PCS Catastrophes 66 and 67	6,241	-	6,241	3	6,244
Total	$(3,603)	$-	$(3,603)	$101	$(3,502)

The following table sets forth the components of pre-tax net losses by major catastrophe for the three months ended June 30, 2011 ($ in thousands):

Major Catastrophe	Gross Losses and LAE	Retrocessional Recoveries	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
U.S. tornadoes	$(35,064)	$-	$(35,064)	$2,836	$(32,228)
June New Zealand earthquake	(5,530)	-	(5,530)	-	(5,530)
Increases in First Quarter 2011 Catastrophe Estimates:
February New Zealand earthquake	(35,702)	-	(35,702)	2,784	(32,918)
Japan earthquake	(7,738)	-	(7,738)	1,108	(6,630)
Australian floods	(4,597)	-	(4,597)	1,022	(3,575)
Cyclone Yasi	(3,226)	-	(3,226)	133	(3,093)
Total	$(91,857)	$-	$(91,857)	$7,883	$(83,974)

Net losses and LAE arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 5.7 points and 97.4 points for the three months ended June 30, 2012 and 2011, respectively.

Net favorable loss development was $7.8 million and $5.2 million for the three months ended June 30, 2012 and 2011, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 14.8 points and 4.0 points for the three months ended June 30, 2012 and 2011, respectively.  Net favorable loss development for the three months ended June 30, 2012 and 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the three months ended June 30, 2012 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Catastrophe excess-of-loss (non-major events)	$3,131	$61	$131	$3,323
Major catastrophes	1,969	(9)	1,011	2,971
Marine, aviation and satellite	220	(104)	1,941	2,057
Property proportional	1,835	(94)	-	1,741
Other	631	135	460	1,226
Total	$7,786	$(11)	$3,543	$11,318

Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the North American business in the 2011 underwriting year.  Net favorable development in the major catastrophes class arose primarily from 2008 through 2010 events.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2006 through 2011 underwriting years.  Net favorable development in the property proportional class arose primarily from the North American business from the 2009 and 2010 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the three months ended June 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Catastrophe excess-of-loss (non-major events)	$2,068	$120	$(245)	$1,943
Crop	1,138	(106)	-	1,032
Other	1,968	195	(884)	1,279
Total	$5,174	$209	$(1,129)	$4,254

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

Net acquisition expenses and related net acquisition expense ratios were $8.7 million and 13.9%, respectively, for the three months ended June 30, 2012 and $12.0 million and 13.1%, respectively, for the three months ended June 30, 2011.  The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned as compared with the same period in 2011.  The increase in acquisition expense ratio for the three months ended June 30, 2012 as compared with the same period in 2011, was primarily due to a reduction in catastrophe excess-of-loss business which has a lower acquisition ratio than the remainder of the segment.   Net acquisition expenses and related net acquisition expense ratios were also impacted by other changes in the mix of business.

Other underwriting expenses were $7.5 million and $7.3 million for the three months ended June 30, 2012 and 2011, respectively.  The increase in 2012 as compared with 2011 was primarily attributable to higher performance-based compensation in the current year as compared to the prior year, partially offset by a reduction in headcount.

Casualty

The following table summarizes underwriting results and ratios for the Casualty segment for the three months ended June 30, 2012 and 2011 ($ in thousands):

	Three Months Ended June 30,
	2012	2011	Increase (decrease)
Net premiums written	$72,678	$69,234	$3,444
Net premiums earned	75,746	77,104	(1,358)
Net losses and LAE	45,851	43,868	1,983
Net acquisition expenses	18,487	18,144	343
Other underwriting expenses	5,625	4,829	796
Casualty segment underwriting income	$5,783	$10,263	$(4,480)

Underwriting ratios:
Net loss and LAE	60.5%	56.9%	3.6 points
Net acquisition expense	24.4%	23.5%	0.9 points
Other underwriting expense	7.4%	6.3%	1.1 points
Combined	92.3%	86.7%	5.6 points

The Casualty segment underwriting income decreased by $4.5 million for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011.  Net favorable development was $11.7 million for each of the three months ended June 30, 2012 and 2011.  The Casualty segment had a higher combined ratio for the three months ended June 30, 2012 as compared with the same period in 2011, primarily due to the financial lines class.

The Casualty segment generated 51.4% and 55.0% of our net premiums written for the three months ended June 30, 2012 and 2011, respectively.  Net premiums written increased by $3.4 million for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011.  The net premiums written in the three months ended June 30, 2012 and 2011 were impacted by increases to prior years’ premium estimates of $13.0 million and $1.0 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums written decreased by $8.6 million primarily due to fewer opportunities that met our underwriting standards.  The net premiums earned in the three months ended June 30, 2012 and 2011 were also impacted by increases to prior years’ premium estimates of $9.4 million and $0.9 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums earned decreased by $7.1 million.  Net premiums earned decreased as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $2.0 million for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011.  Net favorable loss development was $11.7 million and $11.3 million for the three months ended June 30, 2012 and 2011, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 16.0 points and 15.4 points for the three months ended June 30, 2012 and 2011, respectively.  Net favorable loss development for the three months ended June 30, 2012 and 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also impacted by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development for the three months ended June 30, 2012 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$8,088	$(825)	$68	$7,331
North American umbrella	4,721	435	-	5,156
North American occurrence	1,589	(89)	-	1,500
Accident and health	883	305	-	1,188
International casualty	(4,294)	34	149	(4,111)
Other	748	(405)	322	665
Total	$11,735	$(545)	$539	$11,729

Net favorable development in the North American claims made class arose primarily from the 2004 through 2008 underwriting years.  Net favorable development in the North American umbrella class arose primarily from the 2006 and 2007 underwriting years.  Net favorable development in the North American occurrence class arose from most prior underwriting years.  Net favorable development in the accident and health class arose primarily from the 2008 through 2010 underwriting years.  Net unfavorable development in the international casualty class arose primarily from medical malpractice contracts from the 2005 through 2007 underwriting years and liability claims arising from Australian wildfires in the 2008 underwriting year.

The following table sets forth the net favorable (unfavorable) development for the three months ended June 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$5,635	$(600)	$17	$5,052
North American umbrella	3,343	(150)	-	3,193
Financial lines	2,433	(41)	(4)	2,388
North American occurrence excess-of-loss	1,977	(6)	83	2,054
International casualty	(1,359)	(185)	747	(797)
Other	(775)	504	48	(223)
Total	$11,254	$(478)	$891	$11,667

Net favorable development in the North American claims made class arose primarily from the 2003 and 2004 underwriting years.  Net favorable development in the North American umbrella class arose primarily from the 2003, 2006 and 2008 underwriting years.  Net favorable development in the 2008 underwriting year resulted from improved loss experience in the current year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  Net favorable development in the financial lines class arose primarily from the 2004 through 2007 underwriting years in the North American surety class, with a change in the loss development patterns resulting in approximately $1.3 million of the net favorable development.  Net favorable development in the North American occurrence class arose primarily from the 2004 through 2007 underwriting years.  The net favorable development in the 2007 underwriting year resulted from improved loss experience in the current year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  Net unfavorable development in the international casualty class arose primarily from the 2003 and 2008 underwriting years, partially offset by favorable development in most underwriting years prior to 2008.

Net acquisition expenses and related net acquisition expense ratios were $18.5 million and 24.4%, respectively, for the three months ended June 30, 2012 and $18.1 million and 23.5%, respectively, for the three months ended June 30, 2011.  Net acquisition expenses and related net acquisition expense ratios were impacted by changes in the mix of business.

Other underwriting expenses were $5.6 million and $4.8 million for the three months ended June 30, 2012 and 2011, respectively.  The increase in 2012 as compared with 2011 was primarily attributable to higher performance-based compensation in the current year as compared to the prior year, partially offset by a reduction in headcount.

Finite Risk

The following table summarizes underwriting results and ratios for the Finite Risk segment for the three months ended June 30, 2012 and 2011 ($ in thousands):

	Three Months Ended June 30,
	2012	2011	Increase (decrease)
Net premiums written	$7,086	$2,242	$4,844
Net premiums earned	6,491	3,480	3,011
Net losses and LAE	3,613	(1,054)
Net acquisition expenses	2,992	3,962
Net losses, LAE and acquisition expenses	6,605	2,908	3,697
Other underwriting expenses	267	264	3
Finite Risk segment underwriting income (loss)	$(381)	$308	$(689)

Underwriting ratios:
Net loss and LAE	55.7%	(30.3%)
Net acquisition expense	46.1%	113.9%
Net loss, LAE and acquisition expense	101.8%	83.6%	18.2 points
Other underwriting expense	4.1%	7.6%	(3.5) points
Combined	105.9%	91.2%	14.7 points

During the three months ended June 30, 2012 and 2011, the in-force Finite Risk portfolio consisted of one contract and we expect minor activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

The Finite Risk segment generated 5.0% and 1.8% of our net premiums written for the three months ended June 30, 2012 and 2011, respectively.  The increases in net premiums written and net premiums earned for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011 were primarily attributable to an increase in prior years’ premium estimates relating to the one in-force contract.

Net losses, LAE and acquisition expenses increased by $3.7 million for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011, primarily due to an increase in net premiums earned and a decrease in net favorable development.  Net favorable development was $0.1 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively.  The net favorable development decreased the net loss, LAE and acquisition expense ratio by 2.0 points and 13.2 points for the three months ended June 30, 2012 and 2011, respectively.  In addition, a change in underwriting conditions resulted in an increase in the loss and loss adjustment expense ratio for the current period.

Non-Underwriting Results

Net Investment Income

Net investment income was $26.2 million and $34.0 million for the three months ended June 30, 2012 and 2011, respectively.  Net investment income decreased during the three months ended June 30, 2012, as compared with the same period in 2011, as a result of a reduction in average investable assets and a decrease in average yields for the portfolio from 3.3% in the second quarter of 2011 to 2.7% in the second quarter of 2012.  The decrease in average yields is attributable to the sales, maturities and paydowns of investments that were primarily reinvested into cash equivalents.

Net Realized Gains (Losses) on Investments

Net realized gains on investments were $25.0 million for the three months ended June 30, 2012 and net realized losses on investments were $4.7 million for the three months ended June 30, 2011.  Sales of investments resulted in net realized gains of $25.3 million for the three months ended June 30, 2012 and included $21.2 million of net realized gains from the sale of municipal bonds and $3.0 million of net realized gains from the sale of corporate bonds.  The net losses from mark-to-market adjustments on trading securities of $0.3 million for the three months ended June 30, 2012 were related to non-U.S. government securities.  Sales of investments resulted in net realized losses of $6.4 million for the three months ended June 30, 2011, primarily from U.S. Government securities.  The net gains from mark-to-market adjustments on trading securities of $1.7 million for the three months ended June 30, 2011 were related primarily to non-U.S. government securities.

Net Impairment Losses on Investments

Net impairment losses on investments were $1.1 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively.  The net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.  The net impairment losses recorded for the three months ended June 30, 2012 related substantially all to non-agency residential mortgage-backed securities (“RMBS”).  The net impairment losses recorded for the three months ended June 30, 2011 included $1.5 million related to non-agency RMBS and $0.2 million related to sub-prime asset-backed securities (“ABS”).

Net Changes in Fair Value of Derivatives

There were no net changes in the fair value of derivatives for the three months ended June 30, 2012 as we did not hold any derivatives during the period from April 1, 2012 to June 30, 2012.  Net changes in the fair value of derivatives resulted in an expense of $4.5 million for the three months ended June 30, 2011 and was related to a decrease in the fair value of a derivative agreement with Topiary Capital Limited that was used to manage our exposure to certain underwriting risks until it expired on July 31, 2011.

Operating Expenses

Non-underwriting operating expenses were $6.3 million and $4.7 million for the three months ended June 30, 2012 and 2011, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The increase during the three months ended June 30, 2012 as compared with the same period in 2011 was primarily attributable to higher performance-based compensation in the current year as compared to the prior year.

Interest Expense

Interest expense was $4.8 million for both the three months ended June 30, 2012 and 2011 and related to our $250.0 million of debt obligations.

Income Taxes

Income tax expense was $5.9 million for the three months ended June 30, 2012 and income tax benefit was less than $0.1 million for the three months ended June 30, 2011.  Our effective tax rate was 8.0% and (0.2%) for the three months ended June 30, 2012 and 2011, respectively.  Income tax expense or benefit is primarily driven by the taxable income or loss generated by our U.S.-based subsidiaries.  The income tax expense or benefit rate is driven by the portion of taxable income or loss generated by our U.S.-based subsidiaries relative to the income or loss generated by our Bermuda-based operations, which are not subject to corporate income tax.  Premiums earned by our U.S. and Bermuda-based subsidiaries generally do not bear a proportionate relationship to their respective pre-tax income for a variety of reasons, including the significant impact on pre-tax income of the different mixes of business underwritten by the particular subsidiary, the presence or absence of underwriting income or loss attributable to such business, and the investment results experienced by the particular subsidiary.

Pre-tax income was $55.9 million and $17.7 million in our Bermuda and U.S. companies, respectively, for the three months ended June 30, 2012.  Pre-tax loss was $22.2 million in our Bermuda companies and pre-tax income was $1.8 million in our U.S. companies for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 as Compared with the Six Months Ended June 30, 2011

Net income (loss) and diluted earnings (loss) per common share for the six months ended June 30, 2012 and 2011 were as follows ($ and amounts in thousands, except diluted earnings (loss) per common share):

	Six Months Ended June 30,
	2012	2011	Net change
Underwriting income (loss)	$50,709	$(216,955)	$267,664
Net investment income	54,707	66,343	(11,636)
Net realized gains (losses) on investments	47,317	(4,282)	51,599
Net impairment losses on investments	(2,183)	(3,173)	990
Other revenues (expenses)	(21,709)	(19,049)	(2,660)
Income (loss) before income taxes	128,841	(177,116)	305,957
Income tax expense	(8,022)	(477)	(7,545)
Net income (loss)	$120,819	$(177,593)	$298,412
Weighted average shares outstanding for diluted earnings (loss) per common share	34,805	37,155	(2,350)
Diluted earnings (loss) per common share	$3.46	$(4.75)	$8.21

The net income and diluted income per common share for the six months ended June 30, 2012 as compared with the net loss and diluted loss per common share for the six months ended June 30, 2011 was primarily due to an increase in the net underwriting result attributable to a significant decrease in major catastrophe activity.  In addition, there were net realized gains on investments rather than net realized losses on investments, partially offset by a decrease in net investment income and higher income taxes, for the six months ended June 30, 2012 as compared with the same period in 2011.  As the six months ended June 30, 2011 resulted in a net loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation.

Underwriting Results

Net underwriting income was $50.7 million for the six months ended June 30, 2012, which compares with a net underwriting loss of $217.0 million for the six months ended June 30, 2011.  The change in the net underwriting result was due primarily to a significant decrease in net losses arising from major catastrophes in 2012.

Net losses arising from major catastrophes were $29.4 million and $332.0 million for the six months ended June 30, 2012 and 2011, respectively.  Net favorable development was $51.0 million and $49.5 million for the six months ended June 30, 2012 and 2011, respectively.

Property and Marine

The following table summarizes underwriting results and ratios for the Property and Marine segment for the six months ended June 30, 2012 and 2011 ($ in thousands):

	Six Months Ended June 30,
	2012	2011	Increase (decrease)
Gross premiums written	$129,975	$200,456	$(70,481)
Ceded premiums written	127	34,243	(34,116)
Net premiums written	129,848	166,213	(36,365)
Net premiums earned	124,166	189,757	(65,591)
Net losses and LAE	58,590	394,873	(336,283)
Net acquisition expenses	17,956	25,635	(7,679)
Other underwriting expenses	14,289	14,595	(306)
Property and Marine segment underwriting income (loss)	$33,331	$(245,346)	$278,677

Underwriting ratios:
Net loss and LAE	47.2%	208.1%	(160.9) points
Net acquisition expense	14.5%	13.5%	1.0 points
Other underwriting expense	11.5%	7.7%	3.8 points
Combined	73.2%	229.3%	(156.1) points

The Property and Marine segment underwriting result improved by $278.7 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011, primarily due to a decrease in net losses arising from major catastrophes.  Net losses arising from major catastrophes, net of reinstatement premiums and retrocessional recoveries, were $29.4 million and $332.0 million for the six months ended June 30, 2012 and 2011, respectively.  Net losses from major catastrophes for the six months ended June 30, 2012 were substantially all attributable to severe weather, including tornadoes and hailstorms primarily in Kentucky and Tennessee that occurred in March 2012, referred to as PCS Catastrophes 66 and 67, and tornadoes and hailstorms in Missouri, Illinois, Kentucky, Texas and Indiana that occurred in April 2012, referred to as PCS Catastrophe 74.  Net losses from major catastrophes for the six months ended June 30, 2011 related primarily to the February and June earthquakes in New Zealand, the earthquake in Japan, U.S. tornadoes, Australian floods and Cyclone Yasi.  Property and Marine underwriting income, excluding major catastrophes and net favorable development, was also impacted by changes in the mix of business resulting in an increase in the combined ratio.  The increase in the combined ratio was primarily due to a decrease in the proportion of catastrophe excess-of-loss business which has a lower combined ratio as compared to the other classes of business.

The Property and Marine segment generated 45.5% and 51.8% of our net premiums written for the six months ended June 30, 2012 and 2011, respectively.  Gross premiums written decreased by $70.5 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011, and by $53.4 million when considering reinstatement premiums related to major catastrophes of $2.4 million and $19.5 million for the six months ended June 30, 2012 and 2011, respectively.  The decrease in gross premiums written, excluding reinstatement premiums, was due to decreases across most classes of business, most significantly in the catastrophe excess-of-loss classes, for the six months ended June 30, 2012 as compared with the same period in 2011 and resulted from fewer opportunities that met our underwriting standards and our desire to reduce our exposure to catastrophe events.   The decrease in ceded premiums written was due to a decrease in retrocessional reinsurance purchased for the six months ended June 30, 2012 as compared with the same period in 2011.  Net premiums earned decreased by $65.6 million for the six months ended June 30, 2012 as compared with the same period in 2011, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE decreased by $336.3 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011, primarily due to a decrease in losses arising from major catastrophes.  The following table sets forth the components of pre-tax net losses by major catastrophe for the six months ended June 30, 2012 ($ in thousands):

Major Catastrophe	Gross Losses and LAE	Retrocessional Recoveries	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
PCS Catastrophes 66 and 67	$(21,802)	$-	$(21,802)	$2,171	$(19,631)
PCS Catastrophe 74	(9,844)	-	(9,844)	98	(9,746)
Total	$(31,646)	$-	$(31,646)	$2,269	$(29,377)

The following table sets forth the components of pre-tax net losses by major catastrophe for the six months ended June 30, 2011 ($ in thousands):

Major Catastrophe	Gross Losses and LAE	Retrocessional Recoveries	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
February New Zealand earthquake	$(177,173)	$-	$(177,173)	$7,341	$(169,832)
Japan earthquake	(133,944)	35,000	(98,944)	5,752	(93,192)
U.S. tornadoes	(35,064)	-	(35,064)	2,836	(32,228)
Australian floods	(20,201)	-	(20,201)	1,776	(18,425)
Cyclone Yasi	(14,335)	-	(14,335)	1,515	(12,820)
June New Zealand earthquake	(5,530)	-	(5,530)	-	(5,530)
Total	$(386,247)	$35,000	$(351,247)	$19,220	$(332,027)

During the course of 2011, the Company increased its estimates of pre-tax net losses from major catastrophes for the six months ended June 30, 2011.  At December 31, 2011, the Company’s estimates of pre-tax net losses were $208.5 million for the February New Zealand earthquake, $143.6 million for the Japan earthquake, $43.0 million for the U.S. tornadoes, $16.5 million for the Australian floods, $13.5 million for Cyclone Yasi, and $33.7 million for the June New Zealand earthquake.   For the six months ended June 30, 2012, there was no material impact to net development from major catastrophe events that occurred in 2011.

Net losses and LAE arising from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 25.1 points and 182.5 points for six months ended June 30, 2012 and 2011, respectively.

Net favorable loss development was $18.5 million and $17.4 million for six months ended June 30, 2012 and 2011, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 17.2 points and 8.7 points for the six months ended June 30, 2012 and 2011, respectively.  Net favorable loss development for the six months ended June 30, 2012 and 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the six months ended June 30, 2012 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Property per risk excess-of-loss	$6,350	$(24)	$1,336	$7,662
Catastrophe excess-of-loss (non-major events)	5,780	(8)	276	6,048
Major catastrophes	2,290	(24)	678	2,944
Marine, aviation and satellite	734	(104)	2,195	2,825
Property proportional	2,851	(153)	-	2,698
Other	484	6	-	490
Total	$18,489	$(307)	$4,485	$22,667

Net favorable development in the property per risk excess-of-loss class arose from most prior underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the North American business in the 2011 underwriting year.  Net favorable development in the major catastrophes class arose primarily from 2008 and 2009 events.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2006 through 2011 underwriting years.  Net favorable development in the property proportional class arose primarily from most prior underwriting years.

The following table sets forth the net favorable (unfavorable) development for the six months ended June 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Major catastrophes	$14,421	$(8)	$(327)	$14,086
Property per risk excess-of-loss	6,714	256	175	7,145
Property proportional	4,051	(53)	-	3,998
Crop	1,817	(120)	-	1,697
Catastrophe excess-of-loss (non-major events)	(9,810)	(71)	(407)	(10,288)
Other	215	(8)	162	369
Total	$17,408	$(4)	$(397)	$17,007

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

Net acquisition expenses and related net acquisition expense ratios were $18.0 million and 14.5%, respectively, for the six months ended June 30, 2012 and $25.6 million and 13.5%, respectively, for the six months ended June 30, 2011.  The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned as compared with the same period in 2011.  The increase in the acquisition expense ratio for the six months ended June 30, 2012 as compared with the same period in 2011 was primarily due to a reduction in catastrophe excess-of-loss business which has a lower acquisition ratio than the remainder of the segment.   Net acquisition expenses and related net acquisition expense ratios were also impacted by other changes in the mix of business.

Other underwriting expenses were $14.3 million and $14.6 million for the six months ended June 30, 2012 and 2011, respectively.  The decrease in 2012 as compared with 2011 was primarily attributable to a reduction in headcount partially offset by higher performance-based compensation in the current year as compared to the prior year.

Casualty

The following table summarizes underwriting results and ratios for the Casualty segment for the six months ended June 30, 2012 and 2011 ($ in thousands):

	Six Months Ended June 30,
	2012	2011	Increase (decrease)
Net premiums written	$147,078	$149,753	$(2,675)
Net premiums earned	151,512	157,928	(6,416)
Net losses and LAE	86,887	83,487	3,400
Net acquisition expenses	35,862	36,707	(845)
Other underwriting expenses	10,661	10,161	500
Casualty segment underwriting income	$18,102	$27,573	$(9,471)

Underwriting ratios:
Net loss and LAE	57.3%	52.9%	4.4 points
Net acquisition expense	23.7%	23.2%	0.5 points
Other underwriting expense	7.0%	6.4%	0.6 points
Combined	88.0%	82.5%	5.5 points

The Casualty segment underwriting income decreased by $9.5 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011.  Net favorable development was $28.3 million and $31.4 million for the six months ended June 30, 2012 and 2011, respectively.  The Casualty segment had a higher combined ratio for the six months ended June 30, 2012 as compared with the same period in 2011, primarily due to the financial lines class.

The Casualty segment generated 51.6% and 46.7% of our net premiums written for the six months ended June 30, 2012 and 2011, respectively.  Net premiums written decreased by $2.7 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011.  The net premiums written in the six months ended June 30, 2012 and 2011 were impacted by increases to prior years’ premium estimates of $25.1 million and $8.3 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums written decreased by $19.5 million primarily due to fewer opportunities that met our underwriting standards.  The net premiums earned in the six months ended June 30, 2012 and 2011 were also impacted by increases to prior years’ premium estimates of $18.1 million and $4.8 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums earned decreased by $19.7 million.  Net premiums earned decreased as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net losses and LAE increased by $3.4 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011, primarily due to a decrease in net favorable loss development.  Net favorable loss development was $27.7 million and $30.8 million for the six months ended June 30, 2012 and 2011, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 19.1 points and 19.7 points for the six months ended June 30, 2012 and 2011, respectively.  Net favorable loss development for the six months ended June 30, 2012 and 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also impacted by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development for the six months ended June 30, 2012 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$20,586	$(1,384)	$739	$19,941
North American umbrella	10,612	426	-	11,038
North American occurrence	4,421	(144)	19	4,296
Accident and health	917	420	-	1,337
International casualty	(7,929)	36	153	(7,740)
Other	(879)	(314)	648	(545)
Total	$27,728	$(960)	$1,559	$28,327

Net favorable development in the North American claims made class arose primarily from the 2003 through 2008 underwriting years.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2007 underwriting years.  Net favorable development in the North American occurrence class arose primarily from the 2007 underwriting year.  Net favorable development in the accident and health class arose primarily from the 2008 through 2010 underwriting years.  Net unfavorable development in the international casualty class arose primarily from the 2006, 2008 and 2010 underwriting years. The 2006 underwriting year was impacted by medical malpractice claims. The 2008 underwriting year was impacted by claims related to the credit crisis arising from the financial institutions business and liability arising from Australian wildfires. The 2010 underwriting year was impacted by a claim related to a power plant in Thailand.

The following table sets forth the net favorable (unfavorable) development for the six months ended June 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$19,722	$(963)	$17	$18,776
North American umbrella	7,809	(161)	-	7,648
North American occurrence excess-of-loss	4,548	188	179	4,915
Financial lines	3,173	(110)	(48)	3,015
Accident and health	(3,253)	1,151	-	(2,102)
Other	(1,190)	(7)	334	(863)
Total	$30,809	$98	$482	$31,389

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

Net acquisition expenses and related net acquisition expense ratios were $35.9 million and 23.7%, respectively, for the six months ended June 30, 2012 and $36.7 million and 23.2%, respectively, for the six months ended June 30, 2011.  Net acquisition expenses and related net acquisition expense ratios were impacted by changes in the mix of business.

Other underwriting expenses were $10.7 million and $10.2 million for the six months ended June 30, 2012 and 2011, respectively.  The increase in 2012 as compared with 2011 was primarily attributable to higher performance-based compensation in the current year as compared to the prior year partially offset by a reduction in headcount.

Finite Risk

The following table summarizes underwriting results and ratios for the Finite Risk segment for the six months ended June 30, 2012 and 2011 ($ in thousands):

	Six Months Ended June 30,
	2012	2011	Increase (decrease)
Net premiums written	$8,194	$4,706	$3,488
Net premiums earned	7,609	7,632	(23)
Net losses and LAE	836	592
Net acquisition expenses	7,039	5,723
Net losses, LAE and acquisition expenses	7,875	6,315	1,560
Other underwriting expenses	458	499	(41)
Finite Risk segment underwriting income (loss)	$(724)	$818	$(1,542)

Underwriting ratios:
Net loss and LAE	11.0%	7.8%
Net acquisition expense	92.5%	75.0%
Net loss, LAE and acquisition expense	103.5%	82.8%	20.7 points
Other underwriting expense	6.0%	6.5%	(0.5) points
Combined	109.5%	89.3%	20.2 points

During the six months ended June 30, 2012 and 2011, the in-force Finite Risk portfolio consisted of one contract and we expect minor activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.

The Finite Risk segment generated 2.9% and 1.5% of our net premiums written for the six months ended June 30, 2012 and 2011, respectively.  The net premiums written increased by $3.5 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  The increase in net premiums written was primarily attributable to an increase in prior years’ premium estimates relating to the one in-force contract.

Net losses, LAE and acquisition expenses increased by $1.6 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011, primarily due to a decrease in net development.  There was less than $0.1 million of net favorable development for the six months ended June 30, 2012 and net favorable development was $1.1 million for the six months ended June 30, 2011.  The net favorable development decreased the net loss, LAE and acquisition expense ratio by 0.3 points and 14.2 points for the six months ended June 30, 2012 and 2011, respectively.  In addition, a change in underwriting conditions resulted in an increase in the loss and loss adjustment expense ratio for the current period.

Non-Underwriting Results

Net Investment Income

Net investment income was $54.7 million and $66.3 million for the six months ended June 30, 2012 and 2011, respectively.  Net investment income decreased during the six months ended June 30, 2012, as compared with the same period in 2011, as a result of a reduction in average investable assets and a decrease in average yields for the portfolio from 3.3% in 2011 to 2.8% in 2012.  The decrease in average yields is attributable to the sales, maturities and paydowns of investments that were primarily reinvested into cash equivalents.

Net Realized Gains (Losses) on Investments

Net realized gains on investments were $47.3 million for the six months ended June 30, 2012 and net realized losses on investments were $4.3 million for the six months ended June 30, 2011.  Sales of investments resulted in net realized gains of $47.9 million for the six months ended June 30, 2012 and included $41.3 million of net realized gains from the sale of municipal bonds, $4.6 million of net realized gains from the sale of corporate bonds and $1.0 million from the sale of commercial mortgage-backed securities (“CMBS”).  The net losses from mark-to-market adjustments on trading securities of $0.6 million for the six months ended June 30, 2012 were related to non-U.S government securities.  Sales of investments resulted in net realized losses of $2.5 million for the six months ended June 30, 2011, primarily from realized losses from U.S. Government securities, partially offset by realized gains from corporate bonds.  The net losses from mark-to-market adjustments on trading securities of $1.8 million for the six months ended June 30, 2011 were related primarily to insurance-linked securities.

Net Impairment Losses on Investments

Net impairment losses on investments were $2.2 million and $3.2 million for the six months ended June 30, 2012 and 2011, respectively.  The net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.  The net impairment losses recorded for the six months ended June 30, 2012 related substantially all to non-agency RMBS.  The net impairment losses recorded for the six months ended June 30, 2011 included $2.4 million related to non-agency RMBS and $0.8 million related to sub-prime ABS.

Net Changes in Fair Value of Derivatives

There were no net changes in the fair value of derivatives for the six months ended June 30, 2012 as we did not hold any derivatives during the period from December 31, 2011 to June 30, 2012.  Net changes in the fair value of derivatives resulted in expense of $0.7 million for the six months ended June 30, 2011 and was related to a decrease in the fair value of a derivative agreement with Topiary Capital Limited that was used to manage our exposure to certain underwriting risks until it expired on July 31, 2011.

Operating Expenses

Non-underwriting operating expenses were $11.3 million and $9.0 million for the six months ended June 30, 2012 and 2011, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The increase during the six months ended June 30, 2012 as compared with the same period in 2011 was primarily attributable to higher performance-based compensation in the current year as compared to the prior year.

Interest Expense

Interest expense was $9.5 million for both the six months ended June 30, 2012 and 2011 and related to our $250.0 million of debt obligations.

Income Taxes

Income tax expense was $8.0 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively.  Our effective tax rate was 6.2% and (0.3%) for the six months ended June 30, 2012 and 2011, respectively.  Income tax expense or benefit is primarily driven by the taxable income or loss generated by our U.S.-based subsidiaries.  The income tax expense or benefit rate is driven by the portion of taxable income or loss generated by our U.S.-based subsidiaries relative to the income or loss generated by our Bermuda-based operations, which are not subject to corporate income tax.  Premiums earned by our U.S. and Bermuda-based subsidiaries generally do not bear a proportionate relationship to their respective pre-tax income for a variety of reasons, including the significant impact on pre-tax income of the different mixes of business underwritten by the particular subsidiary, the presence or absence of underwriting income or loss attributable to such business, and the investment results experienced by the particular subsidiary.

Pre-tax income was $95.5 million and $33.6 million in our Bermuda and U.S. companies, respectively for the six months ended June 30, 2012.  Pre-tax loss was $186.6 million in our Bermuda companies and pre-tax income was $8.3 million in our U.S. companies for the six months ended June 30, 2011.

Financial Condition

The following discussion of financial condition, liquidity and capital resources as of June 30, 2012 focuses only on material changes from December 31, 2011.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition,” in our 2011 Form 10-K.

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

Platinum Bermuda and Platinum US have reinsurance and other contracts that also require them to provide collateral to ceding companies should certain events occur, such as a decline in our financial strength rating by A.M. Best or S&P below specified levels or a decline in statutory equity below specified amounts, or when certain levels of assumed liabilities are attained.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur. As of June 30, 2012 and December 31, 2011, we held investments with a carrying value of $56.9 million and $61.1 million, respectively, and cash and cash equivalents of $10.2 million and $9.3 million, respectively, in trust to collateralize obligations under various reinsurance contracts.

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of dividends that can be paid by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance, without the prior approval of the relevant regulatory authorities.  Based on regulatory restrictions, the maximum amount available for payment of dividends by our reinsurance subsidiaries during 2012 without prior regulatory approval is as follows ($ in thousands):

Platinum Bermuda	$286,574
Platinum US	52,992
Total	$339,566

During the six months ended June 30, 2012, dividends of $70.0 million were paid by Platinum Bermuda to Platinum Holdings.  Therefore, as of June 30, 2012, the remaining amount available for payment of dividends by our reinsurance subsidiaries during 2012 without prior regulatory approval was $269.6 million.  Subsequent to June 30, 2012, Platinum Bermuda declared and paid a dividend of $50.0 million to Platinum Holdings.

There are no regulatory restrictions on the amount of dividends that Platinum Finance can pay to Platinum Regency. Irish law prohibits Platinum Regency from declaring a dividend to Platinum Holdings unless it has “profits available for distribution.”  The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses.

Platinum Holdings fully and unconditionally guarantees the outstanding $250.0 million debt obligations of Platinum Finance.  Platinum Finance pays interest at a rate of 7.5% per annum on each June 1 and December 1.

Platinum Holdings also may require cash to pay for share repurchases.  See “Capital Resources - Share and Debt Repurchases” below for additional discussion of share repurchases.

Sources of Liquidity

Our sources of funds consist primarily of cash and cash equivalents held by us, cash from operations, proceeds from sales, redemption and maturity of investments, borrowings from our credit facilities and the issuance of securities.  As at June 30, 2012, we had cash and cash equivalents of $1.47 billion and Platinum Holdings had cash and cash equivalents of $17.7 million.  We expect that our liquidity needs for the next twelve months will be met by our cash and cash equivalents, cash flows from operations, investment income and proceeds from the sale, redemption or maturity of our investments.

Cash Flows

Net cash flows used in operating activities were $59.2 million for the six months ended June 30, 2012 and net cash flows provided by operating activities were $33.3 million for the six months ended June 30, 2011.  Cash flows used in operating activities resulted primarily from an increase in the payment of losses and LAE and a reduction in premium volume in the six months ended June 30, 2012 as compared with the same period in 2011.  Our reinsurance subsidiaries have liquidity from premiums, which are generally received in advance of the time losses are paid.  The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future.  However, due to the nature of our reinsurance operations, cash flows are affected by claim payments that can fluctuate from year to year.  The amount and timing of actual claim payments can vary based on many factors, including the severity of individual losses, changes in the legal environment, and general market conditions.  As a result of expected loss payments resulting from major catastrophe activity that occurred in the last two and a half years, we anticipate that our future operating cash flows will be negative for at least the next 12 months.

Net cash flows provided by investing activities were $832.3 million and $368.5 million for the six months ended June 30, 2012 and 2011, respectively.  In 2012 and 2011, net cash flows provided by investing activities were primarily due to sales and maturities of short-term investments and fixed maturity available-for-sale securities, partially offset by the acquisition of fixed maturity available-for-sale securities and short-term investments.  In 2012, we increased our cash balance from investing activities as a result of numerous factors including the expected loss payments resulting from major catastrophe activity that occurred in the last two and a half years and in order to manage the overall duration of our investment portfolio.

Net cash flows used in financing activities were $94.4 million and $86.6 million for the six months ended June 30, 2012 and 2011, respectively.  Net cash flows used in financing activities in 2012 primarily related to repurchases of common shares of $89.9 million and the payment of dividends to common shareholders of $5.5 million.  Net cash flows used in financing activities in 2011 primarily related to repurchases of common shares and the purchase of common share options totaling $81.8 million and the payment of dividends to common shareholders of $5.9 million.

Investments

Our investable assets totaled $4.08 billion and $4.20 billion at June 30, 2012 and December 31, 2011, respectively.  Investable assets include investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers and had a duration of 3.1 and 3.6 years as of June 30, 2012 and December 31, 2011, respectively.

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

Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  See Note 3 to the “Consolidated Financial Statements” in this Form 10-Q for additional discussion of fair values.  The following table sets forth the fair values, net unrealized gains and losses and credit quality of our investments as of June 30, 2012 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Credit Quality
Fixed maturity available-for-sale securities:
U.S. Government	$5,011	$344	Aaa
U.S. Government agencies	10,164	161	Aaa
Municipal bonds:
State general obligation bonds	756,621	83,273	Aa2
Essential service bonds	315,760	31,738	Aa3
State income tax and sales tax bonds	138,844	20,758	Aa1
Other municipal bonds	108,470	10,075	Aa2
Pre-refunded bonds	33,142	2,167	Aa3
Subtotal	1,352,837	148,011	Aa2
Non-U.S. governments	94,295	1,347	Aa1
Corporate bonds:
Industrial	209,989	10,142	Baa1
Utilities	84,267	5,491	A3
Insurance	48,555	3,212	Baa1
Finance	7,591	694	Baa1
Subtotal	350,402	19,539	Baa1
Commercial mortgage-backed securities	201,356	12,567	Aa2
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	229,079	1,957	Aaa
Non-agency residential mortgage-backed securities	42,399	(8,648)	Caa2
Alt-A residential mortgage-backed securities	4,804	(274)	Caa2
Subtotal	276,282	(6,965)	Aa3
Asset-backed securities:
Asset-backed securities	13,237	(363)	Aaa
Sub-prime asset-backed securities	6,403	(2,320)	C
Subtotal	19,640	(2,683)	A3
Total fixed maturity available-for-sale securities	2,309,987	172,321	Aa3
Fixed maturity trading securities:
Non-U.S. governments	113,847	n/a	Aaa
Total fixed maturity trading securities	113,847	n/a	Aaa
Short-term investments:
Available-for-sale	62,352	(173)	Aaa
Trading	105,426	n/a	Aaa
Total short-term investments	167,778	(173)	Aaa
Total investments	$2,591,612	$172,148	Aa3

As of June 30, 2012, our investments had a dollar weighted average rating of Aa3, primarily measured by Moody’s Investor Services ("Moody's").  If a particular security did not have a Moody’s rating then a rating from S&P was generally converted to a Moody’s equivalent rating.

Our non-U.S. government bond portfolio consists of securities issued by governments, provinces, agencies and supranationals as well as debt issued by financial institutions that is guaranteed by non-U.S. governments.  The following table provides additional detail on the fair value and amortized cost of our portfolio of non-U.S. government fixed maturity available-for-sale securities, fixed maturity trading securities and short-term investments converted to U.S. dollars as of June 30, 2012 ($ in thousands):

	Fair Value
Non-U.S. government portfolio	Basic Monetary Unit	Other Non-U.S. Dollar	U.S. Dollar	Total	Amortized Cost
Germany	$43,304	$-	$-	$43,304	$40,119
Ireland	-	-	4,814	4,814	4,999
Netherlands	-	1,512	-	1,512	1,376
Eurozone governments	43,304	1,512	4,814	49,630	46,494
New Zealand	109,020	-	-	109,020	109,009
United Kingdom	55,431	-	-	55,431	50,112
Australia	6,847	-	30,784	37,631	36,373
Norway	-	-	33,355	33,355	32,993
Sweden	-	1,294	20,076	21,370	21,163
Japan	-	-	5,266	5,266	5,000
Supranational	-	1,865	-	1,865	1,679
Other non-U.S. governments	171,298	3,159	89,481	263,938	256,329
Total non-U.S. governments	$214,602	$4,671	$94,295	$313,568	$302,823

We invest in non-U.S. dollar denominated securities for purposes of hedging our non-U.S. dollar denominated reinsurance liabilities.  Our investments in debt issued by Eurozone financial institutions are guaranteed by their respective governments and are included in the table above.

In addition to the investments noted above, we hold non-U.S. dollar denominated cash and cash equivalents of $250.9 million that are also held for the purpose of hedging our net foreign currency reinsurance liabilities.

The net unrealized gain position of our municipal bond and corporate bond portfolios was $148.0 million and $19.5 million, respectively, as of June 30, 2012 as compared with an unrealized gain position of our municipal bond and corporate bond portfolios of $150.1 million and $20.3 million, respectively, as of December 31, 2011.  The decrease in the net unrealized gain position in our municipal bond portfolio was the result of sales activities partially offset by the positive impact of the narrowing of interest rate spreads and lower U.S. Government treasury yields.  We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.

The net unrealized gain position of our portfolio of CMBS was $12.6 million as of June 30, 2012 as compared with $9.3 million as of December 31, 2011.  The net unrealized gain position was positively impacted by a narrowing of interest rate spreads and lower U.S. Government treasury yields, partially offset by sales activities. We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized loss position of our RMBS portfolio was $7.0 million, with non-agency RMBS representing $8.6 million, as of June 30, 2012 as compared with $9.6 million, with non-agency RMBS representing $11.3 million, as of December 31, 2011.  Approximately 83% of the RMBS in our investment portfolio were issued or are guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 17% of our RMBS were issued by non-agency institutions and included securities with underlying Alt-A mortgages.  Securities with underlying sub-prime mortgages as collateral are included in ABS. The net unrealized loss position of our portfolio of sub-prime ABS was $2.7 million as of June 30, 2012 as compared with $2.3 million as of December 31, 2011.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

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

Credit Facilities

Syndicated Credit Facility

On June 24, 2011, we entered into an amended and restated three-year $300.0 million credit facility (the "Syndicated Credit Facility") that consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  The Syndicated Credit Facility contains customary representations, warranties and covenants.  We are in compliance with the covenants under the Syndicated Credit Facility.

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

We had no cash borrowings under the Syndicated Credit Facility during the six months ended June 30, 2012.  The following table summarizes the outstanding letters of credit and the cash and cash equivalents and investments held in trust to collateralize the letters of credit issued as of June 30, 2012 ($ in thousands):

	Letters of Credit		Collateral
	Capacity	Issued	Cash and Cash Equivalents	Investments	Total
Syndicated Credit Facility:
Secured	$200,000	$101,399	$118,287	$-	$118,287
Unsecured	100,000	-	-	-	-
Total Syndicated Credit Facility	300,000	101,399	118,287	-	118,287
LOC Facility	100,000	36,273	32,010	13,268	45,278
Total	$400,000	$137,672	$150,297	$13,268	$163,565

Capital Resources

At June 30, 2012, our capital resources of $1.97 billion consisted of $1.72 billion of common shareholders’ equity and $250.0 million of debt obligations.  At December 31, 2011, our capital resources of $1.94 billion consisted of $1.69 billion of common shareholders’ equity and $250.0 million of debt obligations.  The increase in capital during the six months ended June 30, 2012 was primarily attributable to our net income of $120.8 million, partially offset by repurchases of common shares of $89.9 million.

Share and Debt Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 23, 2012, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During the six months ended June 30, 2012, in accordance with the share repurchase program, we repurchased 2,464,471 of our common shares in the open market for an aggregate cost of $89.9 million at a weighted average cost including commissions of $36.49 per share.  The shares we repurchased were canceled.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in the “Consolidated Financial Statements” contained elsewhere in this Form 10-Q as of June 30, 2012.

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

Interest Rate Risk

The following table shows the aggregate hypothetical impact on the market value of our fixed maturity securities portfolio as of June 30, 2012, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp	+ 100bp
Total market value	$2,553,619	$2,487,590	$2,423,834	$2,362,948	$2,304,960
Percent change in market value	5.4%	2.6%	0.0%	(2.5%)	(4.9%)
Resulting net appreciation (depreciation)	$129,785	$63,756	$-	$(60,886)	$(118,874)

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended June 30, 2012 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of our common shares during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2012 – April 30, 2012	411,800	$35.98	411,800	$132,305,268
May 1, 2012 – May 31, 2012	998,391	36.66	998,391	95,705,431
June 1, 2012 - June 30, 2012	245,584	36.78	245,584	86,671,790
Total	1,655,775	$36.51	1,655,775	$86,671,790

(1)	Including commissions.

(2)
Our Board of Directors established a program authorizing the repurchase of our common shares.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 23, 2012, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2012 and 2011 (unaudited), (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited), and (vi) the Notes to the Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: July 26, 2012	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2012	By:	/s/ Allan C. Decleir
Allan C. Decleir
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)