Form 10-Q
period 2012-09-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2012-10-25
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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
     Yes ___     No  X

The registrant had 32,781,828 common shares, par value $0.01 per share, outstanding as of October 18, 2012.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
September 30, 2012 and December 31, 2011
($ in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value	$2,177,038	$2,663,574
(amortized cost - $2,002,622 and $2,494,710, respectively)
Fixed maturity trading securities at fair value	116,056	125,126
(amortized cost - $106,578 and $115,156, respectively)
Short-term investments	165,741	588,834
Total investments	2,458,835	3,377,534
Cash and cash equivalents	1,662,679	792,510
Accrued investment income	23,856	29,440
Reinsurance premiums receivable	150,775	159,387
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	4,273	6,302
Prepaid reinsurance premiums	62	8,360
Funds held by ceding companies	113,310	94,546
Deferred acquisition costs	29,189	28,779
Deferred tax assets	25,669	31,613
Other assets	24,274	23,140
Total assets	$4,492,922	$4,551,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$2,160,154	$2,389,614
Unearned premiums	122,150	121,164
Debt obligations	250,000	250,000
Commissions payable	67,489	62,773
Other liabilities	103,183	37,201
Total liabilities	$2,702,976	$2,860,752

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized,	$328	$355
32,781,828 and 35,526,400 shares issued and outstanding, respectively
Additional paid-in capital	211,546	313,730
Accumulated other comprehensive income	150,387	146,635
Retained earnings	1,427,685	1,230,139
Total shareholders' equity	$1,789,946	$1,690,859

Total liabilities and shareholders' equity	$4,492,922	$4,551,611

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011
($ in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Net premiums earned	$138,588	$166,813	$421,875	$522,130
Net investment income	23,209	29,762	77,916	96,105
Net realized gains on investments	22,982	7,498	70,299	3,216
Total other-than-temporary impairments	354	(8,315)	263	(7,815)
Portion of impairment losses recognized in other comprehensive income	(1,053)	3,864	(3,145)	191
Net impairment losses on investments	(699)	(4,451)	(2,882)	(7,624)
Other income (expense)	(96)	(198)	(766)	838
Total revenue	183,984	199,424	566,442	614,665

Expenses:
Net losses and loss adjustment expenses	45,117	201,453	191,430	680,405
Net acquisition expenses	26,168	30,208	87,025	98,273
Net changes in fair value of derivatives	-	4,546	-	5,294
Operating expenses	19,966	14,755	56,645	49,011
Net foreign currency exchange losses (gains)	541	(982)	763	(179)
Interest expense	4,775	4,769	14,321	14,302
Total expenses	96,567	254,749	350,184	847,106

Income (loss) before income taxes	87,417	(55,325)	216,258	(232,441)
Income tax expense (benefit)	2,553	(1,790)	10,575	(1,313)
Net income (loss)	$84,864	$(53,535)	$205,683	$(231,128)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$2.56	$(1.43)	$6.02	$(6.18)
Diluted earnings (loss) per common share	$2.54	$(1.43)	$5.98	$(6.18)

Shareholder dividends:
Common shareholder dividends declared	$2,630	$2,975	$8,137	$8,908
Dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011
($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss)	$84,864	$(53,535)	$205,683	$(231,128)

Other comprehensive income, before deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the period	24,565	90,998	73,567	161,751
Reclassification adjustments:
Net realized gains on available-for-sale investments	(22,710)	(3,890)	(70,607)	(854)
Net impairment losses on investments	699	4,451	2,882	7,624
Other comprehensive income, before deferred tax	2,554	91,559	5,842	168,521

Deferred tax on components of other comprehensive income:
Net change in unrealized gains and losses on available-for-sale securities arising during the period	(3,162)	(5,662)	(6,045)	(16,105)
Reclassification adjustments:
Net realized gains on available-for-sale investments	2,466	1,311	4,220	(607)
Net impairment losses on investments	(33)	(404)	(265)	(483)
Deferred income tax expense	(729)	(4,755)	(2,090)	(17,195)

Other comprehensive income, net of deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the period	21,403	85,336	67,522	145,646
Reclassification adjustments:
Net realized gains on available-for-sale investments	(20,244)	(2,579)	(66,387)	(1,461)
Net impairment losses on investments	666	4,047	2,617	7,141
Other comprehensive income, net of deferred tax	1,825	86,804	3,752	151,326

Comprehensive income (loss)	$86,689	$33,269	$209,435	$(79,802)

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2012 and 2011
($ in thousands)

	2012	2011
Common shares:
Balances at beginning of period	$355	$377
Exercise of common share options	1	-
Issuance (cancelation) of common shares	-	-
Settlement of equity awards	2	4
Repurchase of common shares	(30)	(8)
Balances at end of period	328	373

Additional paid-in capital:
Balances at beginning of period	313,730	453,619
Exercise of common share options	2,554	1,222
Issuance (cancelation) of common shares	(176)	2
Settlement of equity awards	(1,128)	(2,763)
Repurchase of common shares	(109,603)	(33,899)
Purchase of common share options	-	(47,900)
Share based compensation	5,802	3,127
Income tax benefit from share based compensation	367	382
Balances at end of period	211,546	373,790

Accumulated other comprehensive income (loss):
Balances at beginning of period	146,635	(24,488)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes:
Change in unrealized gains and losses	794	151,012
Non-credit component of impairment losses	2,958	314
Balances at end of period	150,387	126,838

Retained earnings:
Balances at beginning of period	1,230,139	1,465,947
Net income (loss)	205,683	(231,128)
Common share dividends	(8,137)	(8,908)
Balances at end of period	1,427,685	1,225,911
Total shareholders' equity	$1,789,946	$1,726,912

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2012 and 2011
($ in thousands)

	2012	2011
Operating Activities:
Net income (loss)	$205,683	$(231,128)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	4,555	3,031
Net realized gains on investments	(70,299)	(3,216)
Net impairment losses on investments	2,882	7,624
Net foreign currency exchange losses (gains)	763	(179)
Share-based compensation	6,805	3,127
Deferred income tax expense (benefit)	3,853	(1,088)
Net fixed maturity trading securities activities	9,877	251
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	5,761	(1,601)
Decrease in reinsurance premiums receivable	8,577	11,092
Increase in funds held by ceding companies	(18,790)	(8,529)
Decrease (increase) in deferred acquisition costs	(403)	5,157
Increase (decrease) in net unpaid and paid losses and loss adjustment expenses	(239,970)	222,717
Increase (decrease) in net unearned premiums	9,224	(24,334)
Increase (decrease) in commissions payable	4,713	(3,042)
Changes in other assets and liabilities	47,800	58,264
Net cash provided by (used in) operating activities	(18,969)	38,146

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	558,848	466,759
Fixed maturity trading securities	-	20,413
Short-term investments	36,581	27,995
Investment-related derivatives	-	3,094
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	213,503	100,264
Fixed maturity trading securities	-	5,000
Short-term investments	663,011	234,946
Acquisitions of:
Fixed maturity available-for-sale securities	(202,729)	(35,783)
Short-term investments	(266,723)	(630,203)
Investment-related derivatives	-	(9,548)
Net cash provided by (used in) investing activities	1,002,491	182,937

Financing Activities:
Dividends paid to common shareholders	(8,137)	(8,908)
Repurchase of common shares	(109,633)	(33,907)
Purchase of common share options	-	(47,900)
Proceeds from exercise of common share options	2,554	1,223
Net cash provided by (used in) financing activities	(115,216)	(89,492)

Effect of foreign currency exchange rate changes on cash	1,863	7,837
Net increase (decrease) in cash and cash equivalents	870,169	139,428
Cash and cash equivalents at beginning of period	792,510	987,877
Cash and cash equivalents at end of period	$1,662,679	$1,127,305

Supplemental disclosures of cash flow information:
Income taxes paid	$14,508	$749
Interest paid	$9,375	$9,375

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011

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

Platinum Holdings and its consolidated subsidiaries (collectively, the “Company”) include Platinum Holdings, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Regency Holdings (“Platinum Regency”), Platinum Underwriters Finance, Inc. (“Platinum Finance”) and Platinum Administrative Services, Inc.  The terms “we,” “us,” and “our” refer to the Company, unless the context otherwise indicates.

We operate through two licensed reinsurance subsidiaries, Platinum Bermuda, a Bermuda reinsurance company, and Platinum US, a U.S. reinsurance company.  Platinum Regency is an intermediate holding company based in Ireland and a wholly owned subsidiary of Platinum Holdings.  Platinum Finance is an intermediate holding company based in the U.S. and a wholly owned subsidiary of Platinum Regency.  Platinum Bermuda is a wholly owned subsidiary of Platinum Holdings and Platinum US is a wholly owned subsidiary of Platinum Finance.  Platinum Administrative Services, Inc. is a subsidiary of Platinum Finance that provides administrative support services to the Company.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements included in this report as of  September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited and include all adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”).  ASU 2011-12 defers the presentation on the face of the financial statements of the effects of reclassifications of the components of net income and other comprehensive income out of accumulated other comprehensive income for all periods.  None of the other requirements of ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) issued in June 2011 are affected by ASU 2011-12.  ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011.  We adopted the guidance as of January 1, 2012 and included a separate statement of comprehensive income (loss) in our financial statements.  The separate statement of comprehensive income (loss) incorporated the effects of reclassification adjustments recognized in our statement of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under U.S. GAAP or International Financial Reporting Standards (“IFRS”).  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS.  ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011.  In the period of adoption, a reporting entity is required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable.  We adopted the guidance as of January 1, 2012 and there were no changes in valuation technique or related inputs. Additional disclosures required under ASU 2011-04 have been reflected in Note 3.

In October 2010, the FASB issued ASU No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”).  ASU 2010-26 modifies the types of costs that may be deferred, allowing insurance companies to only defer costs directly related to successful acquisition of new or renewal contracts.  These costs include incremental direct costs of successful contracts, the portion of employees’ salaries and benefits related to time spent on acquisition activities for successful contracts and other costs incurred in the acquisition of contracts.  Additional disclosure of the type of acquisition costs capitalized is also required.  ASU 2010-26 is effective on a prospective basis for interim and annual reporting periods beginning after December 15, 2011.  We adopted the guidance as of January 1, 2012 and there was no impact on our financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

2.	Investments

Fixed Maturity Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities as of September 30, 2012 and December 31, 2011 ($ in thousands):

		Included in Accumulated Other Comprehensive Income
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI (1)
September 30, 2012:
U.S. Government	$4,650	$341	$-	$4,991	$-
U.S. Government agencies	10,003	287	-	10,290	-
Municipal bonds	1,141,058	140,734	8	1,281,784	-
Non-U.S. governments	92,953	1,829	21	94,761	-
Corporate bonds	300,943	21,004	526	321,421	-
Commercial mortgage-backed securities	163,169	14,113	633	176,649	160
Residential mortgage-backed securities	267,873	3,149	5,471	265,551	4,171
Asset-backed securities	21,973	791	1,173	21,591	1,173
Total fixed maturity available-for-sale securities	$2,002,622	$182,248	$7,832	$2,177,038	$5,504

December 31, 2011:
U.S. Government	$4,702	$381	$-	$5,083	$-
U.S. Government agencies	100,000	259	-	100,259	-
Municipal bonds	1,510,658	150,280	178	1,660,760	-
Non-U.S. governments	69,992	1,929	655	71,266	-
Corporate bonds	329,218	21,093	763	349,548	-
Commercial mortgage-backed securities	195,309	11,884	2,584	204,609	196
Residential mortgage-backed securities	261,187	2,866	12,426	251,627	8,397
Asset-backed securities	23,644	489	3,711	20,422	2,821
Total fixed maturity available-for-sale securities	$2,494,710	$189,181	$20,317	$2,663,574	$11,414

(1)
The non-credit portion of other than temporary impairments ("OTTI") represents the amount of unrealized losses on impaired securities that were not realized in earnings as of the reporting date.  These unrealized losses are included in gross unrealized losses as of September 30, 2012 and December 31, 2011.

Our fixed maturity available-for-sale securities are U.S. dollar denominated securities.  Non-U.S. governments consist primarily of securities issued by governments and financial institutions that are explicitly guaranteed by the respective government.  At December 31, 2011, U.S. Government agencies consisted of securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation.

Fixed Maturity Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of September 30, 2012 and December 31, 2011 ($ in thousands):

	September 30, 2012	December 31, 2011
Non-U.S. dollar denominated securities:
Non-U.S. governments	$116,056	$125,126
Total fixed maturity trading securities	$116,056	$125,126

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

Our non-U.S. government fixed maturity trading securities are non-U.S. dollar denominated investments that, along with our non-U.S. government holdings of short-term trading securities and non-U.S. dollar cash and cash equivalents, are held for the purposes of hedging our non-U.S. dollar foreign currency reinsurance liabilities.

In prior periods, we have used insurance-linked securities to actively manage our exposure to catastrophe loss. We elected to record our investments in insurance-linked securities using the fair value option attributes of FASB Accounting Standards Codification ("ASC") 825, "Financial Instruments" ("ASC 825"), and recorded these in fixed maturity trading securities.  There were mark-to-market adjustments recorded under ASC 825 of $0.1 million of net realized gains on investments for the three months ended September 30, 2011 and $1.2 million of net realized losses on investments for the nine months ended September 30, 2011.

At acquisition, we determine our trading intent in the near term of our fixed maturity trading securities accounted for in accordance with ASC 825. If we do not intend to sell these securities in the near term, the purchases and sales are included in investing activities in our consolidated statements of cash flows, otherwise they are included in operating activities.  For the nine months ended September 30, 2011, there were proceeds from sales and maturities of $20.4 million and $5.0 million, respectively, and no purchases of trading securities accounted for in accordance with ASC 825 that were included in investing activities in the statements of cash flows.

Maturities

The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of September 30, 2012 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$112,587	$113,834
Due from one to five years	420,818	448,884
Due from five to ten years	557,221	614,933
Due in ten or more years	565,559	651,652
Mortgage-backed and asset-backed securities	453,015	463,791
Total	$2,109,200	$2,293,094

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.

Short-term Investments

The following table sets forth the fair value of our short-term investments as of September 30, 2012 and December 31, 2011 ($ in thousands):

	September 30, 2012	December 31, 2011
Available-for-sale:
U.S. Government	$49,249	$322,320
U.S. Government agencies	-	85,389
Trading:
Non-U.S. governments	116,492	181,125
Total short-term investments	$165,741	$588,834

Our U.S. dollar denominated short-term investments are accounted for as available-for-sale and our non-U.S. dollar denominated short-term investments are accounted for in accordance with the fair value option attributes of ASC 825.  The mark-to-market adjustments on short-term investments recognized under ASC 825 contributed no net realized gains or losses on investments in the three months ended September 30, 2012 and less than $0.1 million of net realized losses on investments in the nine months ended September 30, 2012.   The mark-to-market adjustments on short-term investments contributed $0.1 million of net realized gains on investments for both the three and nine months ended September 30, 2011.

For the nine months ended September 30, 2012, we had purchases of $204.3 million, proceeds from maturities of $242.0 million and proceeds from sales of $36.6 million from non-U.S. dollar denominated short-term investments accounted for in accordance with ASC 825 that were included in investing activities in the statements of cash flows.  For the nine months ended September 30, 2011, we had purchases of $165.5 million, proceeds from maturities of $93.6 million and no proceeds from sales from non-U.S. dollar denominated short-term investments accounted for in accordance with ASC 825 that were included in investing activities in the statements of cash flows.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

Other-Than-Temporary Impairments

We analyze the creditworthiness of our available-for-sale securities by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.  We determined that none of our government bonds, municipal bonds or corporate bonds were other-than-temporarily impaired for the three and nine months ended September 30, 2012 and 2011.

The following table sets forth the net impairment losses on investments for the three and nine months ended September 30, 2012 and 2011 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Commercial mortgage-backed securities	$-	$-	$30	$-
Non-agency residential mortgage-backed securities	693	3,923	2,839	6,310
Sub-prime asset-backed securities	6	528	13	1,314
Net impairment losses on investments	$699	$4,451	$2,882	$7,624

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of September 30, 2012, the single largest unrealized loss within our CMBS portfolio was $0.3 million related to a security with an amortized cost of $3.0 million.

Residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of September 30, 2012, the single largest unrealized loss within our RMBS portfolio was $1.5 million related to a non-agency RMBS security with an amortized cost of $2.0 million.  As of September 30, 2012, the single largest unrealized loss within our sub-prime ABS portfolio was $0.6 million related to a security with an amortized cost of $1.0 million.

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the three and nine months ended September 30, 2012 and 2011 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance, beginning of period	$57,874	$47,872	$61,841	$48,845
Credit losses on securities not previously impaired	42	1,509	42	1,529
Additional credit losses on securities previously impaired	657	2,942	2,840	6,095
Reduction for paydowns and securities sold	(3,447)	(2,160)	(9,168)	(6,061)
Reduction for increases in cash flows expected to be collected	(309)	(175)	(738)	(420)
Balance, end of period	$54,817	$49,988	$54,817	$49,988

As of September 30, 2012, total cumulative credit losses were related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit losses we recorded on CMBS of $3.7 million were on four securities issued from 2006 to 2007.  As of September 30, 2012, 7.7% of the mortgages backing these securities were 90 days or more past due and 0.9% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining average credit support of 20.4%.   The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $51.1 million were on twenty-nine securities issued from 2004 to 2007.  As of September 30, 2012, 14.8% of the mortgages backing these securities were 90 days or more past due and 5.6% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining average credit support of 6.0%.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

Unrealized Losses

The following table sets forth our gross unrealized losses on securities classified as fixed maturity available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.  The amounts only relate to securities in an unrealized loss position as of September 30, 2012 and December 31, 2011 ($ in thousands):

	September 30, 2012		December 31, 2011
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
Municipal bonds	$9,595	$1	$4,751	$131
Non-U.S. governments	-	-	9,988	29
Corporate bonds	1,956	41	12,526	763
Commercial mortgage-backed securities	936	160	19,797	1,047
Residential mortgage-backed securities	73	4	131,574	2,112
Asset-backed securities	56	3	580	84
Total	$12,616	$207	$179,216	$4,166

Twelve months or more:
Municipal bonds	$3,014	$7	$3,002	$47
Non-U.S. governments	4,978	21	4,373	626
Corporate bonds	5,713	485	-	-
Commercial mortgage-backed securities	7,238	473	6,171	1,537
Residential mortgage-backed securities	31,567	5,467	43,704	10,314
Asset-backed securities	4,925	1,170	16,854	3,627
Total	$57,435	$7,624	$74,104	$16,151

Total unrealized losses:
Municipal bonds	$12,609	$8	$7,753	$178
Non-U.S. governments	4,978	21	14,361	655
Corporate bonds	7,669	526	12,526	763
Commercial mortgage-backed securities	8,174	633	25,968	2,584
Residential mortgage-backed securities	31,640	5,471	175,278	12,426
Asset-backed securities	4,981	1,173	17,434	3,711
Total	$70,051	$7,832	$253,320	$20,317

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

Net Investment Income

The following table sets forth our net investment income for the three and nine months ended September 30, 2012 and 2011 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fixed maturity securities	$22,022	$28,399	$73,892	$92,811
Short-term investments and cash and cash equivalents	1,547	2,032	5,358	5,622
Funds held	684	406	1,938	1,019
Subtotal	24,253	30,837	81,188	99,452
Investment expenses	(1,044)	(1,075)	(3,272)	(3,347)
Net investment income	$23,209	$29,762	$77,916	$96,105

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

Net Realized Gains on Investments

The following table sets forth our net realized gains on investments for the three and nine months ended September 30, 2012 and 2011 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gross realized gains on the sale of investments	$22,979	$3,892	$70,920	$8,313
Gross realized losses on the sale of investments	-	(2)	(1)	(6,899)
Net realized gains on the sale of investments	22,979	3,890	70,919	1,414
Mark-to-market adjustments on trading securities	3	3,608	(620)	1,802
Net realized gains on investments	$22,982	$7,498	$70,299	$3,216

3.	Fair Value Measurements

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

The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis by the Company as of September 30, 2012 and December 31, 2011 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
September 30, 2012:
Investments:
U.S. Government	$4,991	$4,991	$-	$-
U.S. Government agencies	10,290	-	10,290	-
Municipal bonds	1,281,782	-	1,281,782	-
Non-U.S. governments	210,818	56,820	153,998	-
Corporate bonds	321,421	-	321,421	-
Commercial mortgage-backed securities	176,649	-	176,649	-
Residential mortgage-backed securities	265,552	-	257,345	8,207
Asset-backed securities	21,591	-	15,522	6,069
Short-term investments	165,741	-	165,741	-
Total	$2,458,835	$61,811	$2,382,748	$14,276

December 31, 2011:
Investments:
U.S. Government	$5,083	$5,083	$-	$-
U.S. Government agencies	100,259	-	100,259	-
Municipal bonds	1,660,760	-	1,660,760	-
Non-U.S. governments	196,392	55,561	140,831	-
Corporate bonds	349,548	-	349,548	-
Commercial mortgage-backed securities	204,609	-	204,609	-
Residential mortgage-backed securities	251,627	-	243,481	8,146
Asset-backed securities	20,422	-	18,555	1,867
Short-term investments	588,834	34,894	553,940	-
Total	$3,377,534	$95,538	$3,271,983	$10,013

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

The fair values of our fixed maturity securities and short-term investments are generally based on prices obtained from independent index providers, pricing vendors or broker-dealers using observable inputs.  Fixed maturity securities and short-term investments are generally valued using the market approach.  The prices we obtain from third party pricing sources are validated by performing price comparisons against multiple pricing sources if available, periodic back-testing of sales to the previously reported fair value, an in-depth review of specific securities when evaluating stale prices, large price movements and other factors, as well as other validation procedures.  We also continuously monitor market data that relates to our investment portfolio and review pricing documentation that describes the methodologies used by various pricing services.  If we determine that a price appears unreasonable, we investigate and assess whether the price should be adjusted.

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

Derivative instruments
During 2011, we held derivative instruments.  Our derivative instruments included interest rate options, commodity options and other derivative instruments.  See Note 4 for additional disclosure on our derivative instruments.  Our interest rate and commodity options were exchange traded and the fair values were based on quoted prices in active markets for identical assets.  The fair values were classified as Level 1.  The fair value of our other derivative instrument was determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation pricing models.  The fair value was classified as Level 3.

The fair value measurements of our non-agency RMBS and sub-prime ABS classified as Level 3 used significant unobservable inputs that include prepayment rates, probability of default, and loss severity in the event of default.  The prices we obtained to determine these measurements were based upon unadjusted third party pricing sources.

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
For the Three and Nine Months Ended September 30, 2012 and 2011

Level 3 Financial Assets and Liabilities

The following tables reconcile the beginning and ending balance for our Level 3 financial assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2012 and 2011 ($ in thousands):

	Three Months Ended September 30, 2012
	Residential mortgage-backed securities	Asset-backed securities	Derivatives	Total
Beginning balance, June 1	$7,461	$1,566	$-	$9,027
Purchases	-	-	-	-
Issuances	-	-	-	-
Settlements	-	-	-	-
Sales, maturities and paydowns	(935)	-	-	(935)
Total net realized gains included in earnings	-	-	-	-
Total net unrealized gains (losses) included in other comprehensive income (loss)	1,789	(30)	-	1,759
Transfers into Level 3	3,807	4,932	-	8,739
Transfers out of Level 3	(3,915)	(399)	-	(4,314)
Ending balance, September 30	$8,207	$6,069	$-	$14,276

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$-	$-	$-	$-

	Three Months Ended September 30, 2011
	Residential mortgage-backed securities	Asset-backed securities	Derivatives	Total
Beginning balance, June 1	$2,809	$-	$(790)	$2,019
Purchases	-	-	-	-
Issuances	-	-	-	-
Settlements	-	-	2,560	2,560
Sales, maturities and paydowns	(64)	-	-	(64)
Total net realized gains included in earnings	-	-	-	-
Total increase (decrease) in fair value of the derivative instrument included in earnings	-	-	(1,770)	(1,770)
Total net unrealized gains (losses) included in other comprehensive income (loss)	185	-	-	185
Transfers into Level 3	-	496	-	496
Transfers out of Level 3	(2,930)	-	-	(2,930)
Ending balance, September 30	$-	$496	$-	$496

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$-	$-	$(1,770)	$(1,770)

The following tables reconcile the beginning and ending balance for our Level 3 financial assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012 and 2011 ($ in thousands):

	Nine Months Ended September 30, 2012
	Residential mortgage-backed securities	Asset-backed securities	Derivatives	Total
Beginning balance, January 1	$8,146	$1,867	$-	$10,013
Purchases	-	-	-	-
Issuances	-	-	-	-
Settlements	-	-	-	-
Sales, maturities and paydowns	(1,669)	-	-	(1,669)
Total net realized gains included in earnings	-	-	-	-
Total net unrealized gains (losses) included in other comprehensive income (loss)	1,839	(331)	-	1,508
Transfers into Level 3	6,060	4,932	-	10,992
Transfers out of Level 3	(6,169)	(399)	-	(6,568)
Ending balance, September 30	$8,207	$6,069	$-	$14,276

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$-	$-	$-	$-

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30, 2011
	Residential mortgage-backed securities	Asset-backed securities	Derivatives	Total
Beginning balance, January 1	$2,449	$1,069	$(4,871)	$(1,353)
Purchases	-	-	-	-
Issuances	-	-	-	-
Settlements	-	-	7,389	7,389
Sales, maturities and paydowns	(229)	-	-	(229)
Total net realized gains included in earnings	-	-	-	-
Total increase (decrease) in fair value of the derivative instrument included in earnings	-	-	(2,518)	(2,518)
Total net unrealized gains (losses) included in other comprehensive income (loss)	710	365	-	1,075
Transfers into Level 3	-	496	-	496
Transfers out of Level 3	(2,930)	(1,434)	-	(4,364)
Ending balance, September 30	$-	$496	$-	$496

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$-	$-	$(2,518)	$(2,518)

Transfers of assets and liabilities into or out of Level 3 are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  The transfers into and out of Level 3 were due to the sufficiency of evidence available to corroborate significant observable inputs with market observable information.  There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2012 and 2011.

Other Financial Assets and Liabilities Not Carried at Fair Value

Accounting guidance requires note disclosure of the fair value of other financial assets and liabilities, excluding insurance contracts.

The Series B 7.5% Notes due June 1, 2017 (the "debt obligations") on our consolidated balance sheets were recorded at cost with a carrying value of $250.0 million at September 30, 2012 and December 31, 2011, and had a fair value of $276.5 million and $269.0 million at September 30, 2012 and December 31, 2011, respectively.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 2.

Our remaining other financial assets and liabilities were carried at cost or amortized cost, which generally approximates fair value, at September 30, 2012 and December 31, 2011. The fair value measurements were based on observable inputs and therefore would be considered to be Level 1 or Level 2.

4.	Derivative Instruments

At December 31, 2011 and during the period January 1, 2012 through September 30, 2012, we held no derivative instruments.  In prior periods, including the nine months ended September 30, 2011, we held derivative instruments.  Our derivative instruments are recorded in the consolidated balance sheets at fair value as other assets or other liabilities, with changes in fair values and realized gains and losses recognized in net changes in fair value of derivatives in the consolidated statements of operations.  None of our derivatives were designated as hedges under current accounting guidance.  Our objectives for entering into derivative agreements are as follows:

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

The following table sets forth the net changes in fair value of derivatives in the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest rate options	$-	$2,929	$-	$2,929
Commodity options	-	(153)	-	(153)
Other derivative instrument	-	1,770	-	2,518
Net changes in fair value of derivatives	$-	$4,546	$-	$5,294

5.	Credit Facilities

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

Other Letter of Credit Facilities

On June 30, 2011, our reinsurance subsidiaries entered into a letter of credit (“LOC”) facility in the maximum aggregate amount of $100.0 million that expires on December 31, 2013.  Under the terms of the facility, up to $100.0 million is available for the issuance of letters of credit to support reinsurance obligations of our reinsurance subsidiaries.  The facility contains customary representations, warranties and covenants.  We are in compliance with the covenants.  We also have the ability to request a supplemental LOC facility for up to $150.0 million subject to agreement with the lender.

On July 31, 2012, Platinum Bermuda entered into a one-year uncommitted LOC facility in the maximum aggregate amount of $75.0 million. Under the terms of the facility, up to $75.0 million is available for the issuance of letters of credit to support reinsurance obligations of Platinum Bermuda.  The facility contains customary representations, warranties and covenants.  We also have the ability to request a supplemental LOC facility for up to $75.0 million subject to agreement with the lender.

We had no cash borrowings under the Syndicated Credit Facility during the nine months ended September 30, 2012.  The following table summarizes the outstanding letters of credit and the cash and cash equivalents and investments held in trust to collateralize the letters of credit issued as of September 30, 2012 ($ in thousands):

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Investments	Total
Syndicated Credit Facility:
Secured	$200,000	$99,715	$113,307	$-	$113,307
Unsecured	100,000	-	-	-	-
Total Syndicated Credit Facility	300,000	99,715	113,307	-	113,307
Other LOC Facilities	100,000	37,330	45,287	-	45,287
Total	$400,000	$137,045	$158,594	$-	$158,594

6.	Income Taxes

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

The 2003 income tax return of our U.S.-based subsidiaries is currently under examination by the U.S. Internal Revenue Service. The income tax returns that remain open to examination are for calendar years 2009 and later.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

7.	Share Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 23, 2012, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During the three months ended September 30, 2012, in accordance with the share repurchase program, we repurchased 491,791 of our common shares in the open market for an aggregate cost of $19.7 million at a weighted average cost including commissions of $40.05 per share.  During the nine months ended September 30, 2012, in accordance with the share repurchase program, we repurchased 2,956,262 of our common shares in the open market for an aggregate cost of $109.6 million at a weighted average cost including commissions of $37.08 per share.  The shares we repurchased were canceled.

8.	Statutory Regulations and Dividend Capacity

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of statutory capital and surplus that are available for the payment of dividends by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance, without the prior approval of the relevant regulatory authorities.  Based on regulatory restrictions, the maximum amount available for payment of dividends by our reinsurance subsidiaries during 2012 without prior regulatory approval is as follows ($ in thousands):

Platinum Bermuda	$286,574
Platinum US	52,992
Total	$339,566

During the nine months ended September 30, 2012, dividends of $120.0 million were paid by Platinum Bermuda to Platinum Holdings.  Therefore, as of September 30, 2012, the remaining amount available for payment of dividends by our reinsurance subsidiaries during 2012 without prior regulatory approval was $219.6 million.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

In managing our operating segments, we use measures such as net underwriting income and underwriting ratios to evaluate segment performance.  We do not allocate assets or certain income and expenses such as net investment income, net realized gains and losses on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign currency exchange gains and losses, interest expense and certain corporate expenses by segment.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.  Underwriting ratios are considered to be non-GAAP measures and are calculated for net losses and LAE, net acquisition expense and net underwriting expense.  The ratios are calculated by dividing the related expense by net earned premiums.  The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of segment underwriting income (loss) to income (loss) before income taxes for the three and nine months ended September 30, 2012 and 2011 ($ in thousands):

	Three Months Ended September 30, 2012
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$64,876	$72,358	$8,745	$145,979

Net premiums earned	61,900	70,326	6,362	138,588
Net losses and loss adjustment expenses	26,790	14,358	3,969	45,117
Net acquisition expenses	7,078	16,710	2,380	26,168
Other underwriting expenses	7,661	5,662	289	13,612
Segment underwriting income (loss)	$20,371	$33,596	$(276)	53,691

Net investment income				23,209
Net realized gains on investments				22,982
Net impairment losses on investments				(699)
Other income (expense)				(96)
Net changes in fair value of derivatives				-
Corporate expenses not allocated to segments				(6,354)
Net foreign currency exchange (losses) gains				(541)
Interest expense				(4,775)
Income (loss) before income taxes				$87,417

Underwriting ratios:
Net loss and loss adjustment expense	43.3%	20.4%	62.4%	32.6%
Net acquisition expense	11.4%	23.8%	37.4%	18.9%
Other underwriting expense	12.4%	8.1%	4.5%	9.8%
Combined	67.1%	52.3%	104.3%	61.3%

	Three Months Ended September 30, 2011
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$101,633	$72,689	$2,802	$177,124

Net premiums earned	85,239	78,021	3,553	166,813
Net losses and loss adjustment expenses	156,995	42,704	1,754	201,453
Net acquisition expenses	12,068	16,780	1,360	30,208
Other underwriting expenses	6,686	4,300	218	11,204
Segment underwriting income (loss)	$(90,510)	$14,237	$221	(76,052)

Net investment income				29,762
Net realized gains on investments				7,498
Net impairment losses on investments				(4,451)
Other income (expense)				(198)
Net changes in fair value of derivatives				(4,546)
Corporate expenses not allocated to segments				(3,551)
Net foreign currency exchange (losses) gains				982
Interest expense				(4,769)
Income (loss) before income taxes				$(55,325)

Underwriting ratios:
Net loss and loss adjustment expense	184.2%	54.7%	49.4%	120.8%
Net acquisition expense	14.2%	21.5%	38.3%	18.1%
Other underwriting expense	7.8%	5.5%	6.1%	6.7%
Combined	206.2%	81.7%	93.8%	145.6%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30, 2012
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$194,724	$219,436	$16,939	$431,099

Net premiums earned	186,066	221,838	13,971	421,875
Net losses and loss adjustment expenses	85,380	101,245	4,805	191,430
Net acquisition expenses	25,034	52,572	9,419	87,025
Other underwriting expenses	21,950	16,323	747	39,020
Segment underwriting income (loss)	$53,702	$51,698	$(1,000)	104,400

Net investment income				77,916
Net realized gains on investments				70,299
Net impairment losses on investments				(2,882)
Other income (expense)				(766)
Net changes in fair value of derivatives				-
Corporate expenses not allocated to segments				(17,625)
Net foreign currency exchange (losses) gains				(763)
Interest expense				(14,321)
Income (loss) before income taxes				$216,258

Underwriting ratios:
Net loss and loss adjustment expense	45.9%	45.6%	34.4%	45.4%
Net acquisition expense	13.5%	23.7%	67.4%	20.6%
Other underwriting expense	11.8%	7.4%	5.3%	9.2%
Combined	71.2%	76.7%	107.1%	75.2%

	Nine Months Ended September 30, 2011
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$267,846	$222,442	$7,508	$497,796

Net premiums earned	274,996	235,949	11,185	522,130
Net losses and loss adjustment expenses	551,868	126,191	2,346	680,405
Net acquisition expenses	37,703	53,487	7,083	98,273
Other underwriting expenses	21,281	14,461	717	36,459
Segment underwriting income (loss)	$(335,856)	$41,810	$1,039	(293,007)

Net investment income				96,105
Net realized gains on investments				3,216
Net impairment losses on investments				(7,624)
Other income (expense)				838
Net changes in fair value of derivatives				(5,294)
Corporate expenses not allocated to segments				(12,552)
Net foreign currency exchange (losses) gains				179
Interest expense				(14,302)
Income (loss) before income taxes				$(232,441)

Underwriting ratios:
Net loss and loss adjustment expense	200.7%	53.5%	21.0%	130.3%
Net acquisition expense	13.7%	22.7%	63.3%	18.8%
Other underwriting expense	7.7%	6.1%	6.4%	7.0%
Combined	222.1%	82.3%	90.7%	156.1%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

10.	Earnings (Loss) per Common Share

The following is a reconciliation of basic and diluted earnings or loss per common share for the three and nine months ended September 30, 2012 and 2011 ($ and amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Earnings (Loss)
Basic and Diluted
Net income (loss) attributable to common shareholders	$84,864	$(53,535)	$205,683	$(231,128)
Portion allocated to participating common shareholders (1)	(234)	251	(740)	1,285
Net income (loss) allocated to common shareholders	$84,630	$(53,284)	$204,943	$(229,843)

Common Shares
Basic
Weighted average common shares outstanding	32,996	37,183	34,063	37,165
Diluted
Weighted average common shares outstanding	32,996	37,183	34,063	37,165
Effect of dilutive securities:
Common share options	179	52	154	195
Restricted share units	97	125	69	218
Adjusted weighted average common shares outstanding	33,272	37,360	34,286	37,578

Earnings (Loss) Per Common Share
Basic earnings (loss) per common share	$2.56	$(1.43)	$6.02	$(6.18)
Diluted earnings (loss) per common share (2)	$2.54	$(1.43)	$5.98	$(6.18)

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plans that are considered to be participating securities.

(2)
During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation as the effect of including potential dilutive shares would be anti-dilutive.

11.	Condensed Consolidating Financial Information

Platinum Holdings fully and unconditionally guarantees the $250.0 million of debt obligations issued by its 100%-owned subsidiary Platinum Finance.

The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

Condensed Consolidating Balance Sheet
September 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$207	$2,458,628	$-	$2,458,835
Investment in subsidiaries	1,741,726	665,407	519,306	(2,926,439)	-
Cash and cash equivalents	44,701	104,816	1,513,162	-	1,662,679
Reinsurance assets	-	-	297,609	-	297,609
Other assets	8,077	5,194	60,528	-	73,799
Total assets	$1,794,504	$775,624	$4,849,233	$(2,926,439)	$4,492,922
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$2,349,943	$-	$2,349,943
Debt obligations	-	250,000	-	-	250,000
Other liabilities	4,558	6,319	92,156	-	103,033
Total liabilities	$4,558	$256,319	$2,442,099	$-	$2,702,976

Shareholders' Equity
Common shares	$328	$-	$8,000	$(8,000)	$328
Additional paid-in capital	211,546	213,710	2,020,990	(2,234,700)	211,546
Accumulated other comprehensive income	150,387	45,159	195,538	(240,697)	150,387
Retained earnings	1,427,685	260,436	182,606	(443,042)	1,427,685
Total shareholders' equity	$1,789,946	$519,305	$2,407,134	$(2,926,439)	$1,789,946
Total liabilities and shareholders' equity	$1,794,504	$775,624	$4,849,233	$(2,926,439)	$4,492,922

Condensed Consolidating Balance Sheet
December 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$274	$3,377,260	$-	$3,377,534
Investment in subsidiaries	1,638,898	621,041	484,561	(2,744,500)	-
Cash and cash equivalents	47,791	108,260	636,459	-	792,510
Reinsurance assets	-	-	297,374	-	297,374
Other assets	6,229	6,620	71,344	-	84,193
Total assets	$1,692,918	$736,195	$4,866,998	$(2,744,500)	$4,551,611
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$2,573,701	$-	$2,573,701
Debt obligations	-	250,000	-	-	250,000
Other liabilities	2,059	1,634	33,358	-	37,051
Total liabilities	$2,059	$251,634	$2,607,059	$-	$2,860,752

Shareholders' Equity
Common shares	$355	$-	$8,000	$(8,000)	$355
Additional paid-in capital	313,730	213,342	2,000,335	(2,213,677)	313,730
Accumulated other comprehensive income	146,635	41,277	187,903	(229,180)	146,635
Retained earnings	1,230,139	229,942	63,701	(293,643)	1,230,139
Total shareholders' equity	$1,690,859	$484,561	$2,259,939	$(2,744,500)	$1,690,859
Total liabilities and shareholders' equity	$1,692,918	$736,195	$4,866,998	$(2,744,500)	$4,551,611

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$138,588	$-	$138,588
Net investment income	2	(3)	23,210	-	23,209
Net realized gains on investments	-	-	22,982	-	22,982
Net impairment losses on investments	-	-	(699)	-	(699)
Other income (expense)	1,400	1	(1,497)	-	(96)
Total revenue	1,402	(2)	182,584	-	183,984

Expenses:
Net losses and loss adjustment expenses	-	-	45,117	-	45,117
Net acquisition expenses	-	-	26,168	-	26,168
Net changes in fair value of derivatives	-	-	-	-	-
Operating expenses	5,842	49	14,075	-	19,966
Net foreign currency exchange losses (gains)	-	-	541	-	541
Interest expense	-	4,775	-	-	4,775
Total expenses	5,842	4,824	85,901	-	96,567
Income (loss) before income taxes	(4,440)	(4,826)	96,683	-	87,417
Income tax expense (benefit)	-	(1,625)	4,178	-	2,553
Income (loss) before equity in earnings of subsidiaries	(4,440)	(3,201)	92,505	-	84,864
Equity in earnings of subsidiaries	89,304	8,175	4,974	(102,453)	-
Net income (loss)	$84,864	$4,974	$97,479	$(102,453)	$84,864

Other comprehensive income, net of deferred taxes	1,825	1,355	3,181	(4,536)	1,825
Comprehensive income (loss)	$86,689	$6,329	$100,660	$(106,989)	$86,689

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Three Months Ended September 30, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$166,813	$-	$166,813
Net investment income	1	(15)	29,776	-	29,762
Net realized gains on investments	-	-	7,498	-	7,498
Net impairment losses on investments	-	-	(4,451)	-	(4,451)
Other income (expense)	59	3	(260)	-	(198)
Total revenue	60	(12)	199,376	-	199,424

Expenses:
Net losses and loss adjustment expenses	-	-	201,453	-	201,453
Net acquisition expenses	-	-	30,208	-	30,208
Net changes in fair value of derivatives	-	-	4,546	-	4,546
Operating expenses	3,922	64	10,769	-	14,755
Net foreign currency exchange losses (gains)	-	-	(982)	-	(982)
Interest expense	-	4,769	-	-	4,769
Total expenses	3,922	4,833	245,994	-	254,749
Income (loss) before income taxes	(3,862)	(4,845)	(46,618)	-	(55,325)
Income tax expense (benefit)	-	(1,652)	(138)	-	(1,790)
Income (loss) before equity in earnings of subsidiaries	(3,862)	(3,193)	(46,480)	-	(53,535)
Equity in earnings of subsidiaries	(49,673)	2,462	(731)	47,942	-
Net income (loss)	$(53,535)	$(731)	$(47,211)	$47,942	$(53,535)

Other comprehensive income, net of deferred taxes	86,804	8,831	95,636	(104,467)	86,804
Comprehensive income (loss)	$33,269	$8,100	$48,425	$(56,525)	$33,269

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$421,875	$-	$421,875
Net investment income	5	(10)	77,921	-	77,916
Net realized gains on investments	-	-	70,299	-	70,299
Net impairment losses on investments	-	-	(2,882)	-	(2,882)
Other income (expense)	3,587	2	(4,355)	-	(766)
Total revenue	3,592	(8)	562,858	-	566,442

Expenses:
Net losses and loss adjustment expenses	-	-	191,430	-	191,430
Net acquisition expenses	-	-	87,025	-	87,025
Net changes in fair value of derivatives	-	-	-	-	-
Operating expenses	16,617	182	39,846	-	56,645
Net foreign currency exchange losses (gains)	-	-	763	-	763
Interest expense	-	14,321	-	-	14,321
Total expenses	16,617	14,503	319,064	-	350,184
Income (loss) before income taxes	(13,025)	(14,511)	243,794	-	216,258
Income tax expense (benefit)	-	(4,890)	15,465	-	10,575
Income (loss) before equity in earnings of subsidiaries	(13,025)	(9,621)	228,329	-	205,683
Equity in earnings of subsidiaries	218,708	40,116	30,495	(289,319)	-
Net income (loss)	$205,683	$30,495	$258,824	$(289,319)	$205,683

Other comprehensive income, net of deferred taxes	3,752	3,882	7,635	(11,517)	3,752
Comprehensive income (loss)	$209,435	$34,377	$266,459	$(300,836)	$209,435

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$522,130	$-	$522,130
Net investment income	4	31	96,123	(53)	96,105
Net realized gains on investments	-	-	3,216	-	3,216
Net impairment losses on investments	-	-	(7,624)	-	(7,624)
Other income (expense)	(1,633)	121	2,350	-	838
Total revenue	(1,629)	152	616,195	(53)	614,665

Expenses:
Net losses and loss adjustment expenses	-	-	680,405	-	680,405
Net acquisition expenses	-	-	98,273	-	98,273
Net changes in fair value of derivatives	-	-	5,294	-	5,294
Operating expenses	13,971	266	34,774	-	49,011
Net foreign currency exchange losses (gains)	1	-	(180)	-	(179)
Interest expense	53	14,302	-	(53)	14,302
Total expenses	14,025	14,568	818,566	(53)	847,106
Income (loss) before income taxes	(15,654)	(14,416)	(202,371)	-	(232,441)
Income tax expense (benefit)	(600)	(4,915)	4,202	-	(1,313)
Income (loss) before equity in earnings of subsidiaries	(15,054)	(9,501)	(206,573)	-	(231,128)
Equity in earnings of subsidiaries	(216,074)	16,296	6,795	192,983	-
Net income (loss)	$(231,128)	$6,795	$(199,778)	$192,983	$(231,128)

Other comprehensive income, net of deferred taxes	151,326	31,934	183,261	(215,195)	151,326
Comprehensive income (loss)	$(79,802)	$38,729	$(16,517)	$(22,212)	$(79,802)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2012 and 2011

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(7,874)	$(3,507)	$(7,588)	$-	$(18,969)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	-	-	558,848	-	558,848
Short-term investments	-	-	36,581	-	36,581
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	63	213,440	-	213,503
Short-term investments	-	-	663,011	-	663,011
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(202,729)	-	(202,729)
Short-term investments	-	-	(266,723)	-	(266,723)
Dividends from subsidiaries	120,000	-	-	(120,000)	-
Net cash provided by (used in) investing activities	120,000	63	1,002,428	(120,000)	1,002,491

Financing Activities:
Dividends paid to common shareholders	(8,137)	-	(120,000)	120,000	(8,137)
Repurchase of common shares	(109,633)	-	-	-	(109,633)
Proceeds from exercise of common share options	2,554	-	-	-	2,554
Net cash provided by (used in) financing activities	(115,216)	-	(120,000)	120,000	(115,216)

Effect of foreign currency exchange rate changes on cash	-	-	1,863	-	1,863
Net increase (decrease) in cash and cash equivalents	(3,090)	(3,444)	876,703	-	870,169
Cash and cash equivalents at beginning of period	47,791	108,260	636,459	-	792,510
Cash and cash equivalents at end of period	$44,701	$104,816	$1,513,162	$-	$1,662,679

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(4,375)	$(6,701)	$49,222	$-	$38,146

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	-	-	466,759	-	466,759
Fixed maturity trading securities	-	-	20,413	-	20,413
Short-term investments	-	-	27,995	-	27,995
Investment-related derivatives	-	-	3,094	-	3,094
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	88	100,176	-	100,264
Fixed maturity trading securities	-	-	5,000	-	5,000
Short-term investments	-	-	234,946	-	234,946
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(35,783)	-	(35,783)
Short-term investments	-	-	(630,203)	-	(630,203)
Investment-related derivatives	-	-	(9,548)	-	(9,548)
Dividends from subsidiaries	280,000	-	-	(280,000)	-
Investment in subsidiary	(120,000)	(3,000)	-	123,000	-
Inter-company loans	-	75,000	100,000	(175,000)	-
Net cash provided by (used in) investing activities	160,000	72,088	282,849	(332,000)	182,937

Financing Activities:
Dividends paid to common shareholders	(8,908)	-	(280,000)	280,000	(8,908)
Repurchase of common shares	(33,907)	-	-	-	(33,907)
Purchase of common share options	(47,900)	-	-	-	(47,900)
Proceeds from exercise of common share options	1,223	-	-	-	1,223
Capital contribution from parent	-	-	123,000	(123,000)	-
Inter-company loans	(75,000)	-	(100,000)	175,000	-
Net cash provided by (used in) financing activities	(164,492)	-	(257,000)	332,000	(89,492)

Effect of foreign currency exchange rate changes on cash	-	-	7,837	-	7,837
Net increase (decrease) in cash and cash equivalents	(8,867)	65,387	82,908	-	139,428
Cash and cash equivalents at beginning of period	45,035	7,347	935,495	-	987,877
Cash and cash equivalents at end of period	$36,168	$72,734	$1,018,403	$-	$1,127,305

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended September 30, 2012 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see Item 1A, “Risk Factors,” in our 2011 Form 10-K and the “Note on Forward-Looking Statements” below.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Non-GAAP Financial Measures

Underwriting income or loss and underwriting ratios measure the performance of the Company’s underwriting function.  Underwriting income or loss consists of net premiums earned less net losses and loss adjustment expenses (“LAE”) and net underwriting expenses. Net underwriting expenses include net acquisition expenses and, when referring to a segment result, also includes operating costs related to the underwriting operations of the segment.  Underwriting income or loss excludes income and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, net changes in fair value of derivatives, net foreign exchange gains or losses, corporate expenses not allocated to underwriting operations, interest expense and other revenues and expenses.  Underwriting ratios are considered to be non-GAAP measures and are calculated for net losses and LAE, net acquisition expense and net underwriting expense.  The ratios are calculated by dividing the related expense by net earned premiums.

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

Overview

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a holding company domiciled in Bermuda.  Through our reinsurance subsidiaries we provide property and marine, casualty and finite risk reinsurance coverages to a diverse clientele of insurers and select reinsurers on a worldwide basis.  Platinum Holdings and its consolidated subsidiaries (collectively, the “Company”) include Platinum Holdings, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Regency Holdings ("Platinum Regency"), Platinum Underwriters Finance, Inc. ("Platinum Finance") and Platinum Administrative Services, Inc.  The terms "we," "us," and "our" refer to the Company, unless the context otherwise indicates.

At September 30, 2012, our capital resources of $2.0 billion consisted of $1.8 billion of common shareholders’ equity and $250.0 million of Series B 7.5% Notes due June 1, 2017 (the “debt obligations”).  Our net income was $84.9 million and $205.7 million for the three and nine months ended September 30, 2012, respectively, which compares with a net loss of $53.5 million and $231.1 million for the three and nine months ended September 30, 2011, respectively.  Our results for the three and nine months ended September 30, 2012 improved over the three and nine months ended September 30, 2011 as a result of a lower level of major catastrophe losses, an increase in net favorable development on prior years’ reserve balances and an increase in net realized gains on investments, partially offset by a decrease in our net investment income.

Our net premiums written were $146.0 million and $431.1 million for the three and nine months ended September 30, 2012, respectively, and $177.1 million and $497.8 million for the three and nine months ended September 30, 2011, respectively.  The decrease in net premiums written for the three and nine months ended September 30, 2012 as compared with the same periods in 2011 was primarily due to the non-renewal of business that did not meet our minimum pricing standards and our desire to reduce our exposure to catastrophe events.

Current Outlook

In the Property and Marine segment, we currently believe that reinsurers generally remain well-capitalized and that competitive pressure will keep property catastrophe reinsurance rates from rising significantly during the January 1, 2013 renewal period.  Accordingly, we currently expect that the portfolio of business we write in our Property and Marine segment during 2013 will be similar to our current in-force book of business.  We expect that our Property and Marine segment will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

In the Casualty segment, we currently expect that insurance and reinsurance capacity will remain abundant and that competition will continue to limit the potential for significant increases in risk-adjusted rates.  Although certain casualty rate increases appear to exceed trends in loss costs, we believe that the expected profitability of many casualty reinsurance contracts will not improve due to lower investment yields.  We expect that select casualty reinsurance contracts will continue to offer adequate returns and that the portfolio of business we write in our Casualty segment during 2013 will be similar to our current in-force book of business.

Reflecting a continued lack of demand for finite risk covers, we expect to write a relatively small portfolio of business in our Finite Risk segment during 2013.

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

Results of Operations

Three Months Ended September 30, 2012 as Compared with the Three Months Ended September 30, 2011

Net income (loss) and diluted earnings (loss) per common share for the three months ended September 30, 2012 and 2011 were as follows ($ and amounts in thousands, except diluted earnings (loss) per common share):

	Three Months Ended September 30,
	2012	2011	Net change
Underwriting income (loss)	$53,691	$(76,052)	$129,743
Net investment income	23,209	29,762	(6,553)
Net realized gains on investments	22,982	7,498	15,484
Net impairment losses on investments	(699)	(4,451)	3,752
Other revenues (expenses)	(11,766)	(12,082)	316
Income (loss) before income taxes	87,417	(55,325)	142,742
Income tax (expense) benefit	(2,553)	1,790	(4,343)
Net income (loss)	$84,864	$(53,535)	$138,399
Weighted average shares outstanding for diluted earnings (loss) per common share	33,272	37,183	(3,911)
Diluted earnings (loss) per common share	$2.54	$(1.43)	$3.97

The net income and diluted income per common share for the three months ended September 30, 2012 as compared with the net loss and diluted loss per common share for the three months ended September 30, 2011 was primarily due to an increase in the net underwriting result attributable to a decrease in net losses from major catastrophe activity and an increase in net favorable development.  In addition, there was an increase in net realized gains on investments, partially offset by a decrease in net investment income and higher income taxes.  As the three months ended September 30, 2011 resulted in a net loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation.

Underwriting Results

Net underwriting income was $53.7 million for the three months ended September 30, 2012, which compares with a net underwriting loss of $76.1 million for the three months ended September 30, 2011.  The change in the net underwriting result was due primarily to a decrease in net losses from major catastrophes in 2012 and an increase in net favorable development.

Net losses from major catastrophes consist of gross losses and LAE, net of any retrocessional recoveries and reinstatement premiums earned.

Net favorable or unfavorable development is the development of prior years’ unpaid losses and LAE and the related impact of premiums and commissions.  Net favorable or unfavorable loss development excludes the related impact of the premiums and commissions.

Net losses from major catastrophes were $6.4 million and $122.7 million for the three months ended September 30, 2012 and 2011, respectively.  Underwriting losses on our 2012 underwriting year North American crop business as a result of the severe drought conditions in the United States were $17.6 million for the three months ended September 30, 2012.  Net favorable development was $61.3 million and $27.8 million for the three months ended September 30, 2012 and 2011, respectively.

The following discussion and analysis reviews our underwriting results by operating segment.

Property and Marine

The following table summarizes underwriting results and ratios for the Property and Marine segment for the three months ended September 30, 2012 and 2011 ($ in thousands):

	Three Months Ended September 30,
	2012	2011	Increase (decrease)
Gross premiums written	$65,135	$102,141	$(37,006)
Ceded premiums written	259	508	(249)
Net premiums written	64,876	101,633	(36,757)
Net premiums earned	61,900	85,239	(23,339)
Net losses and LAE	26,790	156,995	(130,205)
Net acquisition expenses	7,078	12,068	(4,990)
Other underwriting expenses	7,661	6,686	975
Property and Marine segment underwriting income (loss)	$20,371	$(90,510)	$110,881

Underwriting ratios:
Net loss and LAE	43.3%	184.2%	(140.9) points
Net acquisition expense	11.4%	14.2%	(2.8) points
Other underwriting expense	12.4%	7.8%	4.6 points
Combined	67.1%	206.2%	(139.1) points

The Property and Marine segment underwriting result improved by $110.9 million for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011, primarily due to a decrease in net losses from major catastrophes.  Net losses from major catastrophes were $6.4 million and $122.7 million for the three months ended September 30, 2012 and 2011, respectively.  Net losses from major catastrophes for the three months ended September 30, 2012 were primarily attributable to Hurricane Isaac and Property Claims Services (“PCS”) Catastrophe 83, a U.S. multi-day straight line wind and thunderstorm event.  Net losses from major catastrophes were partially offset by a reduction in first and second quarter 2012 major catastrophe loss estimates.  Underwriting losses on our 2012 underwriting year North American crop business resulting from the severe drought conditions in the United States were $17.6 million for the three months ended September 30, 2012.  Net losses from major catastrophes for the three months ended September 30, 2011 were attributable to Hurricane Irene and increases in first and second quarter 2011 major catastrophe loss estimates.

Net favorable development was $20.9 million and $12.9 million for the three months ended September 30, 2012 and 2011, respectively.

Excluding net losses from major catastrophes and net favorable development, Property and Marine segment underwriting income was impacted by changes in the mix of business resulting in an increase in the combined ratio.   The combined ratio was also impacted by a decrease in non-major catastrophe losses as compared with the same period in 2011.

Net Premiums Written and Earned

The Property and Marine segment generated 44.4% and 57.4% of our net premiums written for the three months ended September 30, 2012 and 2011, respectively.  Gross premiums written decreased by $37.0 million for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011, and decreased by $32.4 million when excluding reinstatement premiums written related to major catastrophes of $2.3 million and $6.9 million for the three months ended September 30, 2012 and 2011, respectively.  The decrease in gross premiums written, excluding reinstatement premiums, was primarily due to decreases in the catastrophe excess-of-loss classes and resulted from fewer opportunities that met our underwriting standards and our desire to reduce our exposure to catastrophe events.  Net premiums earned decreased by $23.3 million for the three months ended September 30, 2012 as compared with the same period in 2011, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

Net losses and LAE decreased by $130.2 million for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011.  The decrease in net losses and LAE was primarily due to a decrease in net losses from major catastrophes of $120.7 million, a decrease in non-major catastrophe losses and an increase in net favorable loss development, partially offset by underwriting losses on our 2012 underwriting year North American crop business resulting from the severe drought conditions in the United States. The following table sets forth the components of pre-tax net losses by major catastrophe for the three months ended September 30, 2012 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
PCS Catastrophe 83	$(6,736)	$1,107	$(5,629)
Hurricane Isaac	(3,101)	324	(2,777)
Decrease in First and Second Quarter 2012 Catastrophe Estimates:
PCS Catastrophes 66 and 67	1,096	398	1,494
PCS Catastrophe 74	81	427	508
Total	$(8,660)	$2,256	$(6,404)

The following table sets forth the components of pre-tax net losses by major catastrophe for the three months ended September 30, 2011 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
Hurricane Irene	$(15,154)	$561	$(14,593)
Increase in First and Second Quarter 2011 Catastrophe Estimates:
Japan earthquake	(34,045)	(101)	(34,146)
June New Zealand earthquake	(27,183)	-	(27,183)
February New Zealand earthquake	(30,659)	3,792	(26,867)
U.S. tornadoes	(15,326)	2,640	(12,686)
Denmark floods	(6,700)	-	(6,700)
Cyclone Yasi	126	(609)	(483)
Australian floods	(378)	373	(5)
Total	$(129,319)	$6,656	$(122,663)

Net losses from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 12.9 points and 148.9 points for the three months ended September 30, 2012 and 2011, respectively.

Underwriting losses on our 2012 underwriting year North American crop business resulting from the severe drought conditions in the United States were $17.6 million for the three months ended September 30, 2012 compared with no underwriting income or loss on our 2011 underwriting year North American crop business for the three months ended September 30, 2011.

Net favorable loss development was $20.8 million and $13.9 million for the three months ended September 30, 2012 and 2011, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 33.1 points and 15.2 points for the three months ended September 30, 2012 and 2011, respectively.  Net favorable loss development for the three months ended September 30, 2012 and 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2012 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Major catastrophes	$11,281	$(13)	$(648)	$10,620
Catastrophe excess-of-loss (non-major events)	5,122	287	105	5,514
Property per risk excess-of-loss	1,878	18	391	2,287
Marine, aviation and satellite	2,334	107	(224)	2,217
Other	198	49	-	247
Total	$20,813	$448	$(376)	$20,885

Net favorable development in the major catastrophes class arose primarily from the 2011 earthquake in Japan.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from international business in the 2011 underwriting year.  Net favorable development in the property per risk excess-of-loss class arose primarily from the North American business on the 2007 underwriting year.  Net favorable development in the marine, aviation and satellite class arose from most prior underwriting years with a change in loss development patterns contributing $0.8 million to the net favorable development.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Property per risk excess-of-loss	$5,466	$36	$(130)	$5,372
Catastrophe excess-of-loss (non-major events)	3,221	(55)	124	3,290
Major catastrophes	1,905	(2)	(28)	1,875
Marine, aviation and satellite	2,034	(316)	(470)	1,248
Property proportional	1,208	(129)	-	1,079
Other	106	(44)	-	62
Total	$13,940	$(510)	$(504)	$12,926

Net favorable development in the property per risk excess-of-loss class arose primarily from the 2009 and 2010 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from international business in the 2010 underwriting year.  Net favorable development in the major catastrophes class arose primarily from events that occurred in 2009 and 2010, partially offset by unfavorable development from 2005 events.  Net favorable development in the marine, aviation and satellite class arose primarily from the marine classes from most prior underwriting years.  Net favorable development in the property proportional class arose primarily from international business in the 2008 through 2010 underwriting years, and included a change in the pattern of expected reported losses of $0.5 million.

Net Acquisition Expenses

Net acquisition expenses and related net acquisition expense ratios were $7.1 million and 11.4%, respectively, for the three months ended September 30, 2012 and $12.1 million and 14.2%, respectively, for the three months ended September 30, 2011.  The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned as compared with the same period in 2011.  Net acquisition expenses and related net acquisition expense ratios were also impacted by changes in the mix of business.

Other Underwriting Expenses

Other underwriting expenses were $7.7 million and $6.7 million for the three months ended September 30, 2012 and 2011, respectively.  The increase was primarily the result of an increase in compensation accruals due to the Company's stronger return on equity in 2012 versus 2011.

Casualty

The following table summarizes underwriting results and ratios for the Casualty segment for the three months ended September 30, 2012 and 2011 ($ in thousands):

	Three Months Ended September 30,
	2012	2011	Increase (decrease)
Net premiums written	$72,358	$72,689	$(331)
Net premiums earned	70,326	78,021	(7,695)
Net losses and LAE	14,358	42,704	(28,346)
Net acquisition expenses	16,710	16,780	(70)
Other underwriting expenses	5,662	4,300	1,362
Casualty segment underwriting income	$33,596	$14,237	$19,359

Underwriting ratios:
Net loss and LAE	20.4%	54.7%	(34.3) points
Net acquisition expense	23.8%	21.5%	2.3 points
Other underwriting expense	8.1%	5.5%	2.6 points
Combined	52.3%	81.7%	(29.4) points

The Casualty segment underwriting income increased by $19.4 million for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011, as a result of an increase in net favorable development.  Net favorable development was $40.3 million and $15.0 million for the three months ended September 30, 2012 and 2011, respectively.

Excluding net favorable development, Casualty segment underwriting income was impacted by changes in the mix of business.  The combined ratio was also impacted by an increase in the financial lines combined ratio as compared with the same period in 2011.

Net Premiums Written and Earned

The Casualty segment generated 49.6% and 41.0% of our net premiums written for the three months ended September 30, 2012 and 2011, respectively.  Net premiums written decreased by $0.3 million for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011.  Net premiums earned decreased as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

Net losses and LAE decreased by $28.3 million for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011.  Net favorable loss development was $40.0 million and $14.5 million for the three months ended September 30, 2012 and 2011, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 57.3 points and 18.7 points for the three months ended September 30, 2012 and 2011, respectively.  Net favorable loss development for the three months ended September 30, 2012 and 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also impacted by changes in the mix of business and an increase in the financial lines loss ratio.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2012 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$22,278	$(94)	$-	$22,184
North American umbrella	13,233	4	-	13,237
Financial lines	6,393	(86)	(150)	6,157
North American occurrence	(1,579)	(48)	22	(1,605)
Other	(370)	169	545	344
Total	$39,955	$(55)	$417	$40,317

Net favorable development in the North American claims made class arose primarily from the 2004 through 2009 underwriting years with a change in loss development patterns contributing $4.6 million to the net favorable development.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2006 underwriting years with a change in loss development patterns contributing $9.6 million to the net favorable development.  Net favorable development in the financial lines class arose primarily from the 2006 and 2010 underwriting years.  Net unfavorable development in the North American occurrence class arose primarily from a change in loss development patterns which contributed $1.2 million to the net unfavorable development.

The following table sets forth the net favorable (unfavorable) development for the three months ended September 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$6,575	$109	$43	$6,727
North American occurrence excess-of-loss	3,057	(23)	16	3,050
Financial lines	3,224	50	(352)	2,922
North American umbrella	1,573	(21)	-	1,552
International motor excess	823	-	-	823
Other	(767)	294	414	(59)
Total	$14,485	$409	$121	$15,015

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

Net Acquisition Expenses

Net acquisition expenses and related net acquisition expense ratios were $16.7 million and 23.8%, respectively, for the three months ended September 30, 2012 and $16.8 million and 21.5%, respectively, for the three months ended September 30, 2011.  Net acquisition expenses and related net acquisition expense ratios were impacted by changes in the mix of business.

Other Underwriting Expenses

Other underwriting expenses were $5.7 million and $4.3 million for the three months ended September 30, 2012 and 2011, respectively.  The increase was primarily the result of an increase in compensation accruals due to the Company's stronger return on equity in 2012 versus 2011.

Finite Risk

The following table summarizes underwriting results and ratios for the Finite Risk segment for the three months ended September 30, 2012 and 2011 ($ in thousands):

	Three Months Ended September 30,
	2012	2011	Increase (decrease)
Net premiums written	$8,745	$2,802	$5,943
Net premiums earned	6,362	3,553	2,809
Net losses and LAE	3,969	1,754
Net acquisition expenses	2,380	1,360
Net losses, LAE and acquisition expenses	6,349	3,114	3,235
Other underwriting expenses	289	218	71
Finite Risk segment underwriting income (loss)	$(276)	$221	$(497)

Underwriting ratios:
Net loss and LAE	62.4%	49.4%
Net acquisition expense	37.4%	38.3%
Net loss, LAE and acquisition expense	99.8%	87.7%	12.1 points
Other underwriting expense	4.5%	6.1%	(1.6) points
Combined	104.3%	93.8%	10.5 points

During the three months ended September 30, 2012 and 2011, the in-force Finite Risk portfolio consisted of one contract and we expect minor activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

Net Premiums Written and Earned

The Finite Risk segment generated 6.0% and 1.6% of our net premiums written for the three months ended September 30, 2012 and 2011, respectively.  The increases in net premiums written and net premiums earned for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011 were attributable to an increase in the reported premium and an increase in our estimates of premium written and earned relating to the one in-force contract.

Net Losses and LAE and Acquisition Expenses

Net losses, LAE and acquisition expenses increased by $3.2 million for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011, primarily due to an increase in net premiums earned.  A change in underwriting conditions resulted in an increase in the loss and loss adjustment expense ratio for the current period.

Non-Underwriting Results

Net Investment Income

Net investment income was $23.2 million and $29.8 million for the three months ended September 30, 2012 and 2011, respectively.  The decrease during the three months ended September 30, 2012, as compared with the same period in 2011 resulted primarily from a decrease in the average book yield for the portfolio from 2.9% in the third quarter of 2011 to 2.4% in the third quarter of 2012. We also had a reduction of approximately $275.0 million in the average book value of our investments and cash and cash equivalents for the three months ended September 30, 2012 as compared with the same period in 2011.

Net Realized Gains on Investments

Net realized gains on investments were $23.0 million and $7.5 million for the three months ended September 30, 2012 and 2011, respectively.  Sales of investments resulted in net realized gains of $23.0 million for the three months ended September 30, 2012 and included $16.7 million from the sale of municipal bonds, $3.7 million from the sale of corporate bonds and $2.3 million from the sale of commercial mortgage-backed securities (“CMBS”).  There was no net impact from mark-to-market adjustments on trading securities for the three months ended September 30, 2012.  Sales of investments resulted in net realized gains of $3.9 million for the three months ended September 30, 2011, primarily from U.S. Treasury Inflation-Protected Securities (“TIPS”).  The net positive impact from mark-to-market adjustments on trading securities of $3.6 million for the three months ended September 30, 2011 were related primarily to non-U.S. government securities.

Net Impairment Losses on Investments

Net impairment losses on investments were $0.7 million and $4.5 million for the three months ended September 30, 2012 and 2011, respectively.  The net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.  The net impairment losses recorded for the three months ended September 30, 2012 related substantially all to non-agency residential mortgage-backed securities (“RMBS”).  The net impairment losses recorded for the three months ended September 30, 2011 included $3.9 million related to non-agency RMBS and $0.6 million related to sub-prime asset-backed securities (“ABS”).

Net Changes in Fair Value of Derivatives

There were no net changes in the fair value of derivatives for the three months ended September 30, 2012 as we did not hold any derivatives during this period.  Net changes in the fair value of derivatives resulted in an expense of $4.5 million for the three months ended September 30, 2011.  The net changes in the fair value of derivatives for the three months ended September 30, 2011 were primarily attributable to expenses of $2.9 million related to put options on treasury futures that were purchased to temporarily protect our investment portfolio against a sudden increase in interest rates.  In addition, expenses of $1.8 million related to a decrease in the fair value of a derivative agreement with Topiary Capital Limited that was used to manage our exposure to certain underwriting risks until it expired on July 31, 2011.

Operating Expenses

Non-underwriting operating expenses were $6.4 million and $3.6 million for the three months ended September 30, 2012 and 2011, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The increase was primarily the result of an increase in compensation accruals due to the Company's stronger return on equity in 2012 versus 2011.

Interest Expense

Interest expense was $4.8 million for both the three months ended September 30, 2012 and 2011 and related to our $250.0 million of debt obligations.

Income Taxes

Income tax expense was $2.6 million for the three months ended September 30, 2012 and income tax benefit was $1.8 million for the three months ended September 30, 2011.  Our effective tax rate was 2.9%  and (3.2%) for the three months ended September 30, 2012 and 2011, respectively.  Income tax expense or benefit is primarily driven by the taxable income or loss generated by our U.S.-based subsidiaries.  The income tax expense or benefit rate is driven by the portion of taxable income or loss generated by our U.S.-based subsidiaries relative to the income or loss generated by our Bermuda-based operations, which are not subject to corporate income tax.  Premiums earned by our U.S. and Bermuda-based subsidiaries generally do not bear a proportionate relationship to their respective pre-tax income for a variety of reasons, including the significant impact on pre-tax income of the different mixes of business underwritten by the particular subsidiary, the presence or absence of underwriting income or loss attributable to such business, and the investment results experienced by the particular subsidiary.

Pre-tax income was $79.9 million and $7.5 million in our Bermuda and U.S. companies, respectively, for the three months ended September 30, 2012.  Pre-tax loss was $52.7 million and $2.5 million in our Bermuda and U.S. companies, respectively, for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 as Compared with the Nine Months Ended September 30, 2011

Net income (loss) and diluted earnings (loss) per common share for the nine months ended September 30, 2012 and 2011 were as follows ($ and amounts in thousands, except diluted earnings (loss) per common share):

	Nine Months Ended September 30,
	2012	2011	Net change
Underwriting income (loss)	$104,400	$(293,007)	$397,407
Net investment income	77,916	96,105	(18,189)
Net realized gains on investments	70,299	3,216	67,083
Net impairment losses on investments	(2,882)	(7,624)	4,742
Other revenues (expenses)	(33,475)	(31,131)	(2,344)
Income (loss) before income taxes	216,258	(232,441)	448,699
Income tax expense (benefit)	(10,575)	1,313	(11,888)
Net income (loss)	$205,683	$(231,128)	$436,811
Weighted average shares outstanding for diluted earnings (loss) per common share	34,286	37,165	(2,879)
Diluted earnings (loss) per common share	$5.98	$(6.18)	$12.16

The net income and diluted income per common share for the nine months ended September 30, 2012 as compared with the net loss and diluted loss per common share for the nine months ended September 30, 2011 was primarily due to an increase in the net underwriting result attributable to a significant decrease in net losses from major catastrophe activity and an increase in net favorable development.  In addition, there was an increase in net realized gains on investments, partially offset by a decrease in net investment income and higher income taxes.  As the nine months ended September 30, 2011 resulted in a net loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation.

Underwriting Results

Net underwriting income was $104.4 million for the nine months ended September 30, 2012, which compares with a net underwriting loss of $293.0 million for the nine months ended September 30, 2011.  The change in the net underwriting result was due primarily to a significant decrease in net losses from major catastrophes in 2012 and an increase in net favorable development.

Net losses from major catastrophes were $35.8 million and $454.7 million for the nine months ended September 30, 2012 and 2011, respectively.  Underwriting losses on our 2012 underwriting year North American crop business as a result of the severe drought conditions in the United States were $17.6 million for the nine months ended September 30, 2012.  Net favorable development was $112.3 million and $77.3 million for the nine months ended September 30, 2012 and 2011, respectively.

The following discussion and analysis reviews our underwriting results by operating segment.

Property and Marine

The following table summarizes underwriting results and ratios for the Property and Marine segment for the nine months ended September 30, 2012 and 2011 ($ in thousands):

	Nine Months Ended September 30,
	2012	2011	Increase (decrease)
Gross premiums written	$195,110	$302,597	$(107,487)
Ceded premiums written	386	34,751	(34,365)
Net premiums written	194,724	267,846	(73,122)
Net premiums earned	186,066	274,996	(88,930)
Net losses and LAE	85,380	551,868	(466,488)
Net acquisition expenses	25,034	37,703	(12,669)
Other underwriting expenses	21,950	21,281	669
Property and Marine segment underwriting income (loss)	$53,702	$(335,856)	$389,558

Underwriting ratios:
Net loss and LAE	45.9%	200.7%	(154.8) points
Net acquisition expense	13.5%	13.7%	(0.2) points
Other underwriting expense	11.8%	7.7%	4.1 points
Combined	71.2%	222.1%	(150.9) points

The Property and Marine segment underwriting result improved by $389.6 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011, primarily due to a decrease in net losses from major catastrophes.  Net losses from major catastrophes were $35.8 million and $454.7 million for the nine months ended September 30, 2012 and 2011, respectively.  Net losses from major catastrophes for the nine months ended September 30, 2012 were attributable to PCS Catastrophes 66 and 67, tornado and hailstorm events affecting primarily Kentucky and Tennessee that occurred in February and March 2012, PCS Catastrophe 74, a tornado and hailstorm event in Missouri, Illinois, Kentucky, Texas and Indiana that occurred in April 2012, PCS Catastrophe 83 and Hurricane Isaac.  Underwriting losses on our 2012 underwriting year North American crop business as a result of the severe drought conditions in the United States were $17.6 million for the nine months ended September 30, 2012.  Net losses from major catastrophes for the nine months ended September 30, 2011 related primarily to the February and June earthquakes in New Zealand, the earthquake in Japan, U.S. tornadoes, Australian floods and Cyclone Yasi.

Net favorable development was $43.6 million and $29.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Excluding net losses from major catastrophes and net favorable development, Property and Marine segment underwriting income was also impacted by changes in the mix of business resulting in an increase in the combined ratio.  The combined ratio was also impacted by a decrease in non-major catastrophe losses as compared with the same period in 2011.

Net Premiums Written and Earned

The Property and Marine segment generated 45.2% and 53.8% of our net premiums written for the nine months ended September 30, 2012 and 2011, respectively.  Gross premiums written decreased by $107.5 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011, and by $85.9 million when considering reinstatement premiums written related to major catastrophes of $4.8 million and $26.3 million for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in gross premiums written, excluding reinstatement premiums, was due to decreases across most classes of business, most significantly in the catastrophe excess-of-loss classes as compared with the same period in 2011 and resulted from fewer opportunities that met our underwriting standards and our desire to reduce our exposure to catastrophe events.   The decrease in ceded premiums written was due to a decrease in retrocessional reinsurance purchased for the nine months ended September 30, 2012 as compared with the same period in 2011.  Net premiums earned decreased by $88.9 million for the nine months ended September 30, 2012 as compared with the same period in 2011, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

Net losses and LAE decreased by $466.5 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011.  The decrease in net losses and LAE was primarily due to a decrease in net losses from major catastrophes of $440.3 million, a decrease in non-major catastrophe losses and an increase in net favorable loss development, partially offset by underwriting losses on our 2012 underwriting year North American crop business as a result of the severe drought conditions in the United States.  The following table sets forth the components of pre-tax net losses by major catastrophe for the nine months ended September 30, 2012 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
PCS Catastrophes 66 and 67	$(20,706)	$2,569	$(18,137)
PCS Catastrophe 74	(9,764)	526	(9,238)
PCS Catastrophe 83	(6,736)	1,107	(5,629)
Hurricane Isaac	(3,101)	324	(2,777)
Total	$(40,307)	$4,526	$(35,781)

The following table sets forth the components of pre-tax net losses by major catastrophe for the nine months ended September 30, 2011 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
February New Zealand earthquake	$(207,832)	$11,133	$(196,699)
Japan earthquake*	(132,989)	5,651	(127,338)
U.S. tornadoes	(50,389)	5,476	(44,913)
June New Zealand earthquake	(32,713)	-	(32,713)
Australian floods	(20,579)	2,149	(18,430)
Hurricane Irene	(15,154)	561	(14,593)
Cyclone Yasi	(14,209)	906	(13,303)
Denmark floods	(6,700)	-	(6,700)
Total	$(480,565)	$25,876	$(454,689)

* Includes $35.0 million of retrocessional recoveries.

During the fourth quarter of 2011, the Company revised its estimates of pre-tax net losses from major catastrophes for the nine months ended September 30, 2011.  At December 31, 2011, the Company’s estimates of pre-tax net losses were $208.5 million for the February New Zealand earthquake, $143.6 million for the Japan earthquake, $43.0 million for the U.S. tornadoes, $33.7 million for the June New Zealand earthquake, $16.5 million for the Australian floods, $12.0 million for Hurricane Irene, $13.5 million for Cyclone Yasi and $10.4 million for the Denmark floods.

Net losses from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 21.0 points and 172.0 points for nine months ended September 30, 2012 and 2011, respectively.

Underwriting losses on our 2012 underwriting year North American crop business as a result of the severe drought conditions in the United States were $17.6 million for the nine months ended September 30, 2012 compared with no underwriting income or loss on our 2011 underwriting year North American crop business for the nine months ended September 30, 2011.

Net favorable loss development was $39.3 million and $31.3 million for nine months ended September 30, 2012 and 2011, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 22.6 points and 10.7 points for the nine months ended September 30, 2012 and 2011, respectively.  Net favorable loss development for the nine months ended September 30, 2012 and 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2012 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Major catastrophes	$13,572	$(37)	$29	$13,564
Catastrophe excess-of-loss (non-major events)	10,902	279	382	11,563
Property per risk excess-of-loss	8,227	(6)	1,726	9,947
Marine, aviation and satellite	3,068	4	1,972	5,044
Property proportional	2,997	(108)	-	2,889
Other	536	9	-	545
Total	$39,302	$141	$4,109	$43,552

Net favorable development in the major catastrophes class arose primarily from the 2011 earthquake in Japan.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2010 and 2011 underwriting years.  Net favorable development in the property per risk excess-of-loss class arose from the 2006 through 2010 underwriting years.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2006 through 2008 underwriting years with a change in loss development patterns contributing $0.8 million to the net favorable development.  Net favorable development in the property proportional class arose primarily from the 2008 through 2010 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Major catastrophes	$16,326	$(10)	$(355)	$15,961
Property per risk excess-of-loss	12,180	292	45	12,517
Property proportional	5,259	(182)	-	5,077
Crop	1,923	(164)	-	1,759
Marine, aviation and satellite	2,250	(324)	(308)	1,618
Catastrophe excess-of-loss (non-major events)	(6,590)	(126)	(283)	(6,999)
Total	$31,348	$(514)	$(901)	$29,933

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

Net Acquisition Expenses

Net acquisition expenses and related net acquisition expense ratios were $25.0 million and 13.5%, respectively, for the nine months ended September 30, 2012 and $37.7 million and 13.7%, respectively, for the nine months ended September 30, 2011.  The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned as compared with the same period in 2011.  Net acquisition expenses and related net acquisition expense ratios were also impacted by changes in the mix of business.

Other Underwriting Expenses

Other underwriting expenses were $22.0 million and $21.3 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase was primarily the result of an increase in compensation accruals due to the Company's stronger return on equity in 2012 versus 2011.

Casualty

The following table summarizes underwriting results and ratios for the Casualty segment for the nine months ended September 30, 2012 and 2011 ($ in thousands):

	Nine Months Ended September 30,
	2012	2011	Increase (decrease)
Net premiums written	$219,436	$222,442	$(3,006)
Net premiums earned	221,838	235,949	(14,111)
Net losses and LAE	101,245	126,191	(24,946)
Net acquisition expenses	52,572	53,487	(915)
Other underwriting expenses	16,323	14,461	1,862
Casualty segment underwriting income	$51,698	$41,810	$9,888

Underwriting ratios:
Net loss and LAE	45.6%	53.5%	(7.9) points
Net acquisition expense	23.7%	22.7%	1.0 points
Other underwriting expense	7.4%	6.1%	1.3 points
Combined	76.7%	82.3%	(5.6) points

The Casualty segment underwriting income increased by $9.9 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011, as a result of an increase in net favorable development.  Net favorable development was $68.6 million and $46.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Excluding net favorable development, Casualty segment underwriting income was impacted by changes in the mix of business.  The combined ratio was also impacted by an increase in the financial lines combined ratio as compared with the same period in 2011.

Net Premiums Written and Earned

The Casualty segment generated 50.9% and 44.7% of our net premiums written for the nine months ended September 30, 2012 and 2011, respectively.  Net premiums written decreased by $3.0 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011.  The net premiums written in the nine months ended September 30, 2012 and 2011 were impacted by increases to prior years’ premium estimates of $30.0 million and $11.3 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums written decreased by $21.7 million primarily due to fewer opportunities that met our underwriting standards.  The net premiums earned in the nine months ended September 30, 2012 and 2011 were also impacted by increases to prior years’ premium estimates of $20.6 million and $5.2 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums earned decreased by $29.5 million.  Net premiums earned decreased as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

Net losses and LAE decreased by $24.9 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011, primarily due to an increase in net favorable loss development.  Net favorable loss development was $67.7 million and $45.3 million for the nine months ended September 30, 2012 and 2011, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 31.2 points and 19.4 points for the nine months ended September 30, 2012 and 2011, respectively.  Net favorable loss development for the nine months ended September 30, 2012 and 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also impacted by changes in the mix of business and an increase in the financial lines loss ratio.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2012 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$42,864	$(1,478)	$739	$42,125
North American umbrella	23,845	430	-	24,275
Financial lines	5,676	(369)	460	5,767
North American occurrence	2,842	(192)	41	2,691
Accident and health	933	552	-	1,485
International casualty	(8,219)	74	295	(7,850)
Other	(258)	(32)	441	151
Total	$67,683	$(1,015)	$1,976	$68,644

Net favorable development in the North American claims made class arose primarily from the 2004 through 2009 underwriting years with a change in loss development patterns contributing $4.6 million to the net favorable development.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2007 underwriting years with a change in loss development patterns contributing $9.6 million to the net favorable development.  Net favorable development in the financial lines class arose primarily from the 2006 and 2010 underwriting years.  Net favorable development in the North American occurrence class arose primarily from the 2002, 2003 and 2007 underwriting years, partially offset by unfavorable development in the 2004 through 2006 underwriting years. The unfavorable development included a change in loss development patterns of $0.8 million.  Net favorable development in the accident and health class arose primarily from the 2009 and 2010 underwriting years.  Net unfavorable development in the international casualty class arose primarily from the 2006, 2008 and 2010 underwriting years. The 2006 underwriting year was impacted by an increase in medical malpractice claims. The 2008 underwriting year was impacted by an increase in claims related to the credit crisis arising from the financial institutions business and liability arising from Australian wildfires. The 2010 underwriting year was impacted by a claim to a power plant in Thailand.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2011 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$26,296	$(854)	$59	$25,501
North American umbrella	9,383	(181)	-	9,202
North American occurrence excess-of-loss	7,606	165	196	7,967
Financial lines	6,397	(60)	(401)	5,936
Accident and health	(3,094)	1,370	-	(1,724)
Other	(1,294)	67	749	(478)
Total	$45,294	$507	$603	$46,404

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

Net Acquisition Expenses

Net acquisition expenses and related net acquisition expense ratios were $52.6 million and 23.7%, respectively, for the nine months ended September 30, 2012 and $53.5 million and 22.7%, respectively, for the nine months ended September 30, 2011.  Net acquisition expenses and related net acquisition expense ratios were impacted by changes in the mix of business.

Other Underwriting Expenses

Other underwriting expenses were $16.3 million and $14.5 million for the nine months ended September 30, 2012 and 2011, respectively.  The increase was primarily the result of an increase in compensation accruals due to the Company's stronger return on equity in 2012 versus 2011.

Finite Risk

The following table summarizes underwriting results and ratios for the Finite Risk segment for the nine months ended September 30, 2012 and 2011 ($ in thousands):

	Nine Months Ended September 30,
	2012	2011	Increase (decrease)
Net premiums written	$16,939	$7,508	$9,431
Net premiums earned	13,971	11,185	2,786
Net losses and LAE	4,805	2,346
Net acquisition expenses	9,419	7,083
Net losses, LAE and acquisition expenses	14,224	9,429	4,795
Other underwriting expenses	747	717	30
Finite Risk segment underwriting income (loss)	$(1,000)	$1,039	$(2,039)

Underwriting ratios:
Net loss and LAE	34.4%	21.0%
Net acquisition expense	67.4%	63.3%
Net loss, LAE and acquisition expense	101.8%	84.3%	17.5 points
Other underwriting expense	5.3%	6.4%	(1.1) points
Combined	107.1%	90.7%	16.4 points

During the nine months ended September 30, 2012 and 2011, the in-force Finite Risk portfolio consisted of one contract and we expect minor activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years' reserves.

Net Premiums Written and Earned

The Finite Risk segment generated 3.9% and 1.5% of our net premiums written for the nine months ended September 30, 2012 and 2011, respectively.  Net premiums written increased by $9.4 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011.  The net premiums written in the nine months ended September 30, 2012 were impacted by increases to prior years’ premium estimates of $5.0 million compared to decreases to prior years’ premiums estimates of $0.4 million for the nine months ended September 30, 2011.  Excluding the impact of increases to prior years’ premium estimates, net premiums written increased by $4.0 million due to an increase in the reported premium and an increase in our estimates of premium written relating to the one in-force contract.  The net premiums earned in the nine months ended September 30, 2012 were also impacted by increases to prior years’ premium of $1.7 million compared to decreases of $0.5 million for the nine months ended September 30, 2011.  Excluding the impact of increases to prior years’ premium, net premiums earned increased by $0.6 million.

Net Losses and LAE and Acquisition Expenses

Net losses, LAE and acquisition expenses increased by $4.8 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011, due to an increase in premiums earned and a decrease in net favorable development.  There was net favorable development of $0.1 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively.  The net favorable development decreased the net loss, LAE and acquisition expense ratio by 1.0 points and 8.7 points for the nine months ended September 30, 2012 and 2011, respectively.  In addition, a change in underwriting conditions resulted in an increase in the loss and loss adjustment expense ratio for the current period.

Non-Underwriting Results

Net Investment Income

Net investment income was $77.9 million and $96.1 million for the nine months ended September 30, 2012 and 2011, respectively.  Net investment income decreased during the nine months ended September 30, 2012, as compared with the same period in 2011 resulted primarily from a decrease in the average book yield for the portfolio from 3.1% in 2011 to 2.7% in 2012. We also had a reduction of approximately $250.0 million in the average book value of our investments and cash and cash equivalents for the nine months ended September 30, 2012 as compared with the same period in 2011.

Net Realized Gains on Investments

Net realized gains on investments were $70.3 million and $3.2 million for the nine months ended September 30, 2012 and 2011.  Sales of investments resulted in net realized gains of $70.9 million for the nine months ended September 30, 2012 and included $58.0 million from the sale of municipal bonds, $8.3 million from the sale of corporate bonds and $3.3 million from the sale of CMBS.  The net negative impact from mark-to-market adjustments on trading securities of $0.6 million for the nine months ended September 30, 2012 were related to non-U.S government securities.  Sales of investments resulted in net realized gains of $1.4 million for the nine months ended September 30, 2011, primarily from TIPS and corporate bonds partially offset by realized losses from U.S. Government securities.  The net positive impact from mark-to-market adjustments on trading securities of $1.8 million for the nine months ended September 30, 2011 were related primarily to the sale of our insurance-linked securities.

Net Impairment Losses on Investments

Net impairment losses on investments were $2.9 million and $7.6 million for the nine months ended September 30, 2012 and 2011, respectively.  The net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.  The net impairment losses recorded for the nine months ended September 30, 2012 related substantially all to non-agency RMBS.  The net impairment losses recorded for the nine months ended September 30, 2011 included $6.3 million related to non-agency RMBS and $1.3 million related to sub-prime ABS.

Net Changes in Fair Value of Derivatives

There were no net changes in the fair value of derivatives for the nine months ended September 30, 2012 as we did not hold any derivatives during this period.  Net changes in the fair value of derivatives resulted in expense of $5.3 million for the nine months ended September 30, 2011.  The net changes in the fair value of derivatives for the nine months ended September 30, 2011 were primarily attributable to expenses of $2.9 million related to put options on treasury futures that were purchased to temporarily protect our investment portfolio against a sudden increase in interest rates and expenses of $2.5 million related to a decrease in the fair value of a derivative agreement with Topiary Capital Limited that was used to manage our exposure to certain underwriting risks until it expired on July 31, 2011.

Operating Expenses

Non-underwriting operating expenses were $17.6 million and $12.6 million for the nine months ended September 30, 2012 and 2011, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The increase was primarily the result of an increase in compensation accruals due to the Company's stronger return on equity in 2012 versus 2011.

Interest Expense

Interest expense was $14.3 million for both the nine months ended September 30, 2012 and 2011 and related to our $250.0 million of debt obligations.

Income Taxes

Income tax expense was $10.6 million and income tax benefit was $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.  Our effective tax rate was 4.9%  and (0.6%) for the nine months ended September 30, 2012 and 2011, respectively.  Income tax expense or benefit is primarily driven by the taxable income or loss generated by our U.S.-based subsidiaries.  The income tax expense or benefit rate is driven by the portion of taxable income or loss generated by our U.S.-based subsidiaries relative to the income or loss generated by our Bermuda-based operations, which are not subject to corporate income tax.  Premiums earned by our U.S. and Bermuda-based subsidiaries generally do not bear a proportionate relationship to their respective pre-tax income for a variety of reasons, including the significant impact on pre-tax income of the different mixes of business underwritten by the particular subsidiary, the presence or absence of underwriting income or loss attributable to such business, and the investment results experienced by the particular subsidiary.

Pre-tax income was $175.4 million and $41.1 million in our Bermuda and U.S. companies, respectively, for the nine months ended September 30, 2012.  Pre-tax loss was $239.3 million in our Bermuda companies and pre-tax income was $5.8 million in our U.S. companies for the nine months ended September 30, 2011.

Financial Condition

The following discussion of financial condition, liquidity and capital resources as of September 30, 2012 focuses only on material changes from December 31, 2011.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition,” in our 2011 Form 10-K.

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

Collateral Requirements of our Reinsurance Subsidiaries

Platinum Bermuda is not licensed, approved or accredited as a reinsurer in the United States and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid losses and LAE and unearned premiums in a form acceptable to state insurance commissioners.  Platinum Bermuda and Platinum US also provide reinsurance coverage in many other international jurisdictions, several of which require us to provide collateral.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.  See “Sources of Liquidity – Credit Facilities” below for additional information on our bank credit facilities and the collateral required by us.

Platinum Bermuda and Platinum US have reinsurance and other contracts that also require them to provide collateral to ceding companies should certain events occur, such as a decline in our financial strength rating by A.M. Best or S&P below specified levels or a decline in statutory equity below specified amounts, or when certain levels of assumed liabilities are attained.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur. As of September 30, 2012 and December 31, 2011, we held investments with a carrying value of $57.1 million and $61.1 million, respectively, and cash and cash equivalents of $9.6 million and $9.3 million, respectively, in trust to collateralize obligations under various reinsurance contracts.

Dividend Capacity of our Subsidiaries

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of statutory capital and surplus that is available for the payment of dividends by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance, without the prior approval of the relevant regulatory authorities.  Based on regulatory restrictions, the maximum amount available for payment of dividends by our reinsurance subsidiaries during 2012 without prior regulatory approval is as follows ($ in thousands):

Platinum Bermuda	$286,574
Platinum US	52,992
Total	$339,566

During the nine months ended September 30, 2012, dividends of $120.0 million were paid by Platinum Bermuda to Platinum Holdings.  Therefore, as of September 30, 2012, the remaining amount available for payment of dividends by our reinsurance subsidiaries during 2012 without prior regulatory approval was $219.6 million.

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

Other Liquidity Requirements

Platinum Holdings fully and unconditionally guarantees the outstanding $250.0 million debt obligations of Platinum Finance.  Platinum Finance pays interest at a rate of 7.5% per annum on each June 1 and December 1.

Platinum Holdings also may require cash to pay for share repurchases.  See “Capital Resources - Share and Debt Repurchases” below for additional discussion of share repurchases.

Sources of Liquidity

Our sources of funds consist primarily of cash and cash equivalents held by us, cash from operations, proceeds from sales, redemption and maturity of investments, borrowings from our credit facilities and the issuance of securities.  As at September 30, 2012, we had cash and cash equivalents of $1.7 billion and Platinum Holdings had cash and cash equivalents of $44.7 million.  We expect that our liquidity needs for the next twelve months will be met by our cash and cash equivalents, cash flows from operations, investment income and proceeds from the sale, redemption or maturity of our investments.

Cash Flows

Net cash flows used in operating activities were $19.0 million for the nine months ended September 30, 2012 and net cash flows provided by operating activities were $38.1 million for the nine months ended September 30, 2011.  Cash flows used in operating activities resulted primarily from an increase in the payment of losses and LAE and a reduction in premium volume in the nine months ended September 30, 2012 as compared with the same period in 2011.  Our reinsurance subsidiaries have liquidity from premiums, which are generally received in advance of the time losses are paid.  The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future.  However, due to the nature of our reinsurance operations, cash flows are affected by claim payments that can fluctuate from year to year.  The amount and timing of actual claim payments can vary based on many factors, including the severity of individual losses, changes in the legal environment, and general market conditions.  As a result of expected loss payments resulting from major catastrophe activity that has occurred since the beginning of 2010, we anticipate that our operating cash flows will be negative for at least the next 12 months.

Net cash flows provided by investing activities were $1.0 billion and $182.9 million for the nine months ended September 30, 2012 and 2011, respectively.  In 2012 and 2011, net cash flows provided by investing activities were primarily due to sales and maturities of short-term investments and fixed maturity available-for-sale securities, partially offset by the acquisition of fixed maturity available-for-sale securities and short-term investments.  In 2012, we increased our cash balance from investing activities as a result of numerous factors, including managing the overall duration of our investment portfolio and the expected loss payments resulting from major catastrophe activity that has occurred since the beginning of 2010.

Net cash flows used in financing activities were $115.2 million and $89.5 million for the nine months ended September 30, 2012 and 2011, respectively.  Net cash flows used in financing activities in 2012 primarily related to repurchases of common shares of $109.6 million and the payment of dividends to common shareholders of $8.1 million.  Net cash flows used in financing activities in 2011 primarily related to repurchases of common shares and the purchase of common share options totaling $81.8 million and the payment of dividends to common shareholders of $8.9 million.

Investments

Our investable assets totaled $4.1 billion and $4.2 billion at September 30, 2012 and December 31, 2011, respectively.  Investable assets include investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers and had a duration of 2.8 and 3.6 years as of September 30, 2012 and December 31, 2011, respectively.

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

Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  See Note 3 to the “Consolidated Financial Statements” in this Form 10-Q for additional discussion of fair values.  The following table sets forth the fair values, net unrealized gains and losses and credit quality of our investments as of September 30, 2012 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Credit Quality
Fixed maturity available-for-sale securities:
U.S. Government	$4,991	$341	Aaa
U.S. Government agencies	10,290	287	Aaa
Municipal bonds:
State general obligation bonds	742,228	85,106	Aa2
Essential service bonds	305,228	31,033	Aa3
State income tax and sales tax bonds	116,165	16,092	Aa1
Other municipal bonds	78,058	6,081	Aa2
Pre-refunded bonds	40,105	2,414	Aa3
Subtotal	1,281,784	140,726	Aa2
Non-U.S. governments	94,761	1,808	Aa1
Corporate bonds:
Industrial	188,114	9,950	Baa1
Utilities	76,281	5,555	A3
Insurance	49,573	4,233	Baa1
Finance	7,453	740	Baa1
Subtotal	321,421	20,478	Baa1
Commercial mortgage-backed securities	176,649	13,480	Aa2
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	216,728	2,563	Aaa
Non-agency residential mortgage-backed securities	43,893	(4,930)	Caa2
Alt-A residential mortgage-backed securities	4,930	45	Caa2
Subtotal	265,551	(2,322)	Aa3
Asset-backed securities:
Asset-backed securities	13,684	84	Aaa
Sub-prime asset-backed securities	7,907	(466)	Ca
Subtotal	21,591	(382)	Baa1
Total fixed maturity available-for-sale securities	2,177,038	174,416	Aa3
Fixed maturity trading securities:
Non-U.S. governments	116,056	n/a	Aaa
Total fixed maturity trading securities	116,056	n/a	Aaa
Short-term investments:
Available-for-sale	49,249	289	Aaa
Trading	116,492	n/a	Aaa
Total short-term investments	165,741	289	Aaa
Total investments	$2,458,835	$174,705	Aa3

As of September 30, 2012, our investments had a dollar weighted average rating of Aa3, primarily measured by Moody’s Investor Services ("Moody's").  If a particular security did not have a Moody’s rating then a rating from S&P was generally converted to a Moody’s equivalent rating.

Our non-U.S. government bond portfolio consists of securities issued by governments, provinces, agencies and supranationals as well as debt issued by financial institutions that is guaranteed by non-U.S. governments.  The following table provides additional detail on the fair value and amortized cost of our portfolio of non-U.S. government fixed maturity available-for-sale securities, fixed maturity trading securities and short-term investments converted to U.S. dollars as of September 30, 2012 ($ in thousands):

	Fair Value
Non-U.S. government portfolio	Basic Monetary Unit	Other Non-U.S. Dollar	U.S. Dollar	Total	Amortized Cost
Germany	$43,811	$-	$-	$43,811	$40,597
Ireland	-	-	4,978	4,978	5,000
Netherlands	-	1,558	-	1,558	1,420
Eurozone governments	43,811	1,558	4,978	50,347	47,017
New Zealand	88,918	-	-	88,918	88,910
Australia	38,183	-	30,715	68,898	67,724
United Kingdom	56,820	-	-	56,820	51,452
Norway	-	-	33,485	33,485	32,996
Sweden	-	1,314	20,282	21,596	21,189
Japan	-	-	5,301	5,301	5,000
Supranational	-	1,944	-	1,944	1,733
Other non-U.S. governments	183,921	3,258	89,783	276,962	269,004
Total non-U.S. governments	$227,732	$4,816	$94,761	$327,309	$316,021

We invest in non-U.S. dollar denominated securities for purposes of hedging our non-U.S. dollar denominated reinsurance liabilities.  Our investments in debt issued by Eurozone financial institutions are guaranteed by their respective governments and are included in the table above.

In addition to the investments noted above, we hold non-U.S. dollar denominated cash and cash equivalents of $212.5 million that are also held for the purpose of hedging our net foreign currency reinsurance liabilities.

The net unrealized gain position of our municipal bond and corporate bond portfolios was $140.7 million and $20.5 million, respectively, as of September 30, 2012 as compared with an unrealized gain position of $150.1 million and $20.3 million, respectively, as of December 31, 2011.  The decrease in the net unrealized gain position in our municipal bond portfolio was the result of sales activities partially offset by the positive impact of the narrowing of interest rate spreads and lower U.S. Government treasury yields.  We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.

The net unrealized gain position of our portfolio of CMBS was $13.5 million as of September 30, 2012 as compared with $9.3 million as of December 31, 2011.  The net unrealized gain position was positively impacted by a narrowing of interest rate spreads and lower U.S. Government treasury yields, partially offset by sales activities. We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized loss position of our RMBS portfolio was $2.3 million, with non-agency RMBS representing $4.9 million, as of September 30, 2012 as compared with $9.6 million, with non-agency RMBS representing $11.3 million, as of December 31, 2011.  Approximately 82% of the RMBS in our investment portfolio were issued or are guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 18% of our RMBS were issued by non-agency institutions and included securities with underlying Alt-A mortgages.  The net unrealized loss position of our non-agency RMBS was positively impacted by a narrowing of interest rate spreads and the recognition of net impairment losses.  Securities with underlying sub-prime mortgages as collateral are included in ABS. The net unrealized loss position of our portfolio of sub-prime ABS was $0.5 million as of September 30, 2012 as compared with $2.3 million as of December 31, 2011.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

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

Other Letter of Credit Facilities

On June 30, 2011, our reinsurance subsidiaries entered into a letter of credit (“LOC”) facility in the maximum aggregate amount of $100.0 million that expires on December 31, 2013.  Under the terms of the facility, up to $100.0 million is available for the issuance of letters of credit to support reinsurance obligations of our reinsurance subsidiaries.  The facility contains customary representations, warranties and covenants.  We are in compliance with the covenants.  We also have the ability to request a supplemental LOC facility for up to $150.0 million subject to agreement with the lender.

On July 31, 2012, Platinum Bermuda entered into a one-year uncommitted LOC facility in the maximum aggregate amount of $75.0 million. Under the terms of the facility, up to $75.0 million is available for the issuance of letters of credit to support reinsurance obligations of Platinum Bermuda.  The facility contains customary representations, warranties and covenants.  We also have the ability to request a supplemental LOC facility for up to $75.0 million subject to agreement with the lender.

We had no cash borrowings under the Syndicated Credit Facility during the nine months ended September 30, 2012.  The following table summarizes the outstanding letters of credit and the cash and cash equivalents and investments held in trust to collateralize the letters of credit issued as of September 30, 2012 ($ in thousands):

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents	Investments	Total
Syndicated Credit Facility:
Secured	$200,000	$99,715	$113,307	$-	$113,307
Unsecured	100,000	-	-	-	-
Total Syndicated Credit Facility	300,000	99,715	113,307	-	113,307
Other LOC Facilities	100,000	37,330	45,287	-	45,287
Total	$400,000	$137,045	$158,594	$-	$158,594

Capital Resources

At September 30, 2012, our capital resources of $2.0 billion consisted of $1.8 billion of common shareholders’ equity and $250.0 million of debt obligations.  At December 31, 2011, our capital resources of $1.9 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  The increase in capital during the nine months ended September 30, 2012 was primarily attributable to our net income of $205.7 million, partially offset by repurchases of common shares of $109.6 million and dividends of $8.1 million.

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

During the three months ended September 30, 2012, in accordance with the share repurchase program, we repurchased 491,791 of our common shares in the open market for an aggregate cost of $19.7 million at a weighted average cost including commissions of $40.05 per share.  During the nine months ended September 30, 2012, in accordance with the share repurchase program, we repurchased 2,956,262 of our common shares in the open market for an aggregate cost of $109.6 million at a weighted average cost including commissions of $37.08 per share.  The shares we repurchased were canceled.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in the “Consolidated Financial Statements” contained elsewhere in this Form 10-Q as of September 30, 2012.

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

Interest Rate Risk

The following table shows the aggregate hypothetical impact on the market value of our fixed maturity securities portfolio as of September 30, 2012, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp		+ 100bp
Total market value	$2,410,750	$2,350,994	$2,293,094	$2,238,070		$2,185,994
Percent change in market value	5.1%	2.5%	0.0%	(2.4%	)	(4.7%	)
Resulting net appreciation (depreciation)	$117,656	$57,900	$-	$(55,024)		$(107,100)

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended September 30, 2012 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes our purchases of our common shares during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased (3)	Average Price Paid per Share (1) (3)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2012 – July 31, 2012	5,313	$38.85	800	$249,969,584
August 1, 2012 – August 31, 2012	370,743	39.58	370,743	235,296,634
September 1, 2012 – September 30, 2012	120,248	41.53	120,248	230,302,486
Total	496,304	$40.04	491,791	$230,302,486

(1)	Including commissions.

(2)
Our Board of Directors established a program authorizing the repurchase of our common shares.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 23, 2012, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

(3)
The July 1, 2012 to July 31, 2012 amounts include 4,513 shares withheld for taxes upon the vesting of an executive officer’s restricted shares at a price of $39.00 per share.  The shares were subsequently canceled.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2012 and 2011 (unaudited), (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited), and (vi) the Notes to the Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Platinum Underwriters Holdings, Ltd.

Date: October 25, 2012	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: October 25, 2012	By:	/s/ Allan C. Decleir
Allan C. Decleir
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)