Form 10-K
period 2012-12-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2013-02-15
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common shares held by non-affiliates of the registrant as of June 29, 2012, the last business day of our most recently completed second fiscal quarter, was $1,234,849,004 based on the closing sale price of $38.10  per common share on the New York Stock Exchange on that date.  For purposes of this computation only, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

The registrant had 32,728,513 common shares, par value $0.01 per share, outstanding as of February 7, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2013 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

i

Note On Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2012 (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements are based on our current plans or expectations that are inherently subject to significant business, economic and competitive uncertainties and contingencies.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.  In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

The inclusion of forward-looking statements in this Form 10-K should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

•	the occurrence of severe natural or man-made catastrophic events;

•	the effectiveness of our loss limitation methods and pricing models;

•	the adequacy of our ceding companies’ ability to assess the risks they underwrite;

•	the adequacy of our liability for unpaid losses and loss adjustment expenses;

•	the effects of emerging claim and coverage issues on our business;

•	our ability to maintain our A.M. Best Company, Inc. (“A.M. Best”) and Standard & Poor’s Ratings Services (“S&P”) financial strength ratings;

•	our ability to raise capital on acceptable terms if necessary;

•	our exposure to credit loss from counterparties in the normal course of business;

•	our ability to provide reinsurance from Bermuda to insurers domiciled in the United States;

•	the effect on our business of the cyclicality of the property and casualty reinsurance business;

•	the effect on our business of the highly competitive nature of the property and casualty reinsurance industry;

•	losses that we could face from terrorism, political unrest and war;

•	our dependence on the business provided to us by reinsurance brokers and our exposure to credit risk associated with our brokers during the premium and loss settlement process;

•	the availability of retrocessional reinsurance on acceptable terms;

•	foreign currency exchange rate fluctuation;

•	our ability to maintain and enhance effective operating procedures and internal controls over financial reporting;

•	our need to make many estimates and judgments in the preparation of our financial statements;

•	the limitations placed on our financial and operational flexibility by the representations, warranties and covenants in our debt and credit facilities;

•	our ability to retain key executives and attract and retain additional qualified personnel in the future;

•	the performance of our investment portfolio;

•	the effects of changes in market interest rates on our investment portfolio;

•	the concentration of our investment portfolio in any particular industry, asset class or geographic region;

•	the effects that the imposition of U.S. corporate income tax would have on Platinum Underwriters Holdings, Ltd. and its non-U.S. subsidiaries;

•	the risk that U.S. persons who hold our shares will be subject to adverse U.S. federal income tax consequences under certain circumstances;

•	the risk that U.S. persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on all or a portion of their gains, if any;

•	the risk that holders of 10% or more of our shares may be subject to U.S. income taxation under the “controlled foreign corporation” rules;

•	the effect of changes in U.S. federal income tax law on an investment in our shares;

•	the possibility that we may become subject to taxes in Bermuda;

•	the effect on our business of potential changes in the regulatory system under which we operate;

•	the impact of regulatory regimes and changes to accounting rules on our financial results, irrespective of business operations;

•	the uncertain impact on our business of the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010;

•	the dependence of the cash flows of Platinum Underwriters Holdings, Ltd., a holding company, on dividends, interest and other permissible payments from its subsidiaries to meet its obligations;

•	the risk that our shareholders may have greater difficulty in protecting their interests than would shareholders of a U.S. corporation; and

•	limitations on the ownership, transfer and voting rights of our common shares.

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

At December 31, 2012, our capital resources of $2.1 billion consisted of $1.9 billion of common shareholders’ equity and $250.0 million of debt obligations.

Our net premiums written were $565.0 million, $651.5 million and $760.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Our Property and Marine, Casualty and Finite Risk operating segments accounted for approximately 45%, 51% and 4% respectively, of our 2012 net written premiums.  As of December 31, 2012, we had total investments and cash and cash equivalents of $3.9 billion.

Our Strategy

We seek to achieve attractive long-term returns for our shareholders, through disciplined risk management and market leadership in selected classes of property and marine, casualty and finite risk reinsurance, through the following strategy:

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

●
Operate from a position of financial strength.  Our capital is unencumbered by any potential adverse development of unpaid losses for business written prior to January 1, 2002.  Our investment strategy focuses on security and stability in our investment portfolio by maintaining a portfolio that consists of diversified, high quality, predominantly investment grade fixed maturity securities.

We believe this strategy allows us to maintain our strong financial position and to be opportunistic when market conditions are most attractive.

Operating Segments

We have organized our worldwide reinsurance business into three operating segments:  Property and Marine, Casualty and Finite Risk.  We generally write reinsurance in each of our operating segments on either an excess-of-loss basis or a proportional basis (which is also referred to as pro rata or quota share).

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

The following table sets forth our net premiums written for the years ended December 31, 2012, 2011 and 2010 by operating segment and by type of reinsurance ($ in thousands):

Net Premiums Written by Operating Segment and Type of Reinsurance

	Years Ended December 31,
	2012		2011		2010
	Net Premium Written	Percentage of Net Premiums Written	Net Premium Written	Percentage of Net Premiums Written	Net Premium Written	Percentage of Net Premiums Written
Property and Marine
Excess-of-Loss	$209,919	37%	$275,879	42%	$337,464	44%
Proportional	46,263	8%	68,803	11%	75,211	10%
Subtotal Property and Marine	256,182	45%	344,682	53%	412,675	54%
Casualty
Excess-of-Loss	231,379	41%	242,314	37%	292,968	39%
Proportional	55,733	10%	54,675	9%	36,429	5%
Subtotal Casualty	287,112	51%	296,989	46%	329,397	44%
Finite Risk
Excess-of-Loss	-	0%	531	0%	-	0%
Proportional	21,706	4%	9,312	1%	18,517	2%
Subtotal Finite Risk	21,706	4%	9,843	1%	18,517	2%
Combined Segments
Excess-of-Loss	441,298	78%	518,724	79%	630,432	83%
Proportional	123,702	22%	132,790	21%	130,157	17%
Total	$565,000	100%	$651,514	100%	$760,589	100%

The following table sets forth our net premiums written for the years ended December 31, 2012, 2011 and 2010 by operating segment and by geographic location of the ceding company ($ in thousands):

Net Premiums Written by Operating Segment and Geographic Location of the Ceding Company

	Years Ended December 31,
	2012		2011		2010
	Net Premium Written	Percentage of Net Premiums Written	Net Premium Written	Percentage of Net Premiums Written	Net Premium Written	Percentage of Net Premiums Written
Property and Marine
United States	$161,838	28%	$189,442	29%	$230,914	30%
International	94,344	17%	155,240	24%	181,761	24%
Subtotal Property and Marine	256,182	45%	344,682	53%	412,675	54%
Casualty
United States	258,218	46%	258,450	40%	277,666	37%
International	28,894	5%	38,539	6%	51,731	7%
Subtotal Casualty	287,112	51%	296,989	46%	329,397	44%
Finite Risk
United States	21,706	4%	9,843	1%	18,517	2%
International	-	0%	-	0%	-	0%
Subtotal Finite Risk	21,706	4%	9,843	1%	18,517	2%
Combined Segments
United States	441,762	78%	457,735	70%	527,097	69%
International	123,238	22%	193,779	30%	233,492	31%
Total	$565,000	100%	$651,514	100%	$760,589	100%

Additional financial information about our operating segments is set forth in Item 7,“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-K.

Property and Marine

Property reinsurance protects a ceding company against financial loss arising out of damage to property or loss of its use caused by an insured peril. Property catastrophe reinsurance protects a ceding company against losses arising out of multiple claims for a single event while property per-risk reinsurance protects a ceding company against loss arising out of a single claim for a single event.  The Property and Marine segment includes principally property and marine reinsurance coverages that are written in the United States and international markets and includes property reinsurance, crop reinsurance and marine and aviation reinsurance.  The Property and Marine segment includes property catastrophe and marine excess-of-loss reinsurance contracts, property and marine per-risk excess-of-loss reinsurance contracts and property proportional reinsurance contracts.  Marine reinsurance also includes proportional treaties.  We may from time to time write a limited amount of property facultative reinsurance.  We employ underwriters and actuaries with expertise in each of the following areas:

●
Property.  We provide reinsurance coverage for damage to property and crops.  Our catastrophe excess-of-loss reinsurance contracts provide defined limits of liability, permitting us to quantify our aggregate maximum loss exposure for various catastrophic events.  Quantification of loss exposure is fundamental to our ability to manage our loss exposure through geographical zone limits, program limits and peril limits.

●
Marine.  We provide reinsurance coverage for marine, offshore energy and aerospace insurance programs.  Coverages reinsured include hull damage, protection and indemnity, cargo damage, satellite damage, aviation hull, aviation liability and general marine liability.

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

Finite Risk

Finite risk reinsurance includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  Reinsurance contracts classified as finite risk are typically structured to include loss limitation or loss mitigation features.  In exchange for contractual features that limit our risk, reinsurance contracts that we include in our Finite Risk segment typically provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through our finite risk contracts are generally consistent with the classes covered by our traditional products.  The finite risk reinsurance contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss:

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

●
Multi-year excess-of-loss.  These reinsurance contracts often complement ceding companies’ traditional excess-of-loss reinsurance programs.  This type of contract often carries an up-front premium plus additional premiums which are dependent on the magnitude of losses claimed by the ceding company under the contract.  The expected benefit to the ceding company of multi-year excess-of-loss reinsurance is that the ceding company has the ability to negotiate specific terms and conditions that remain applicable over multiple years of coverage.  These reinsurance contracts may cover multiple classes of a ceding company's business and typically provide the benefit of reducing the impact of large or catastrophic losses on a ceding company's underwriting results.  In general, these reinsurance contracts are designed so that the ceding company funds the expected level of loss activity over the multi-year period.  The reinsurer incorporates a profit margin to cover its costs and a charge for the risk that actual losses assumed may be worse than expected.  The payment of premiums based on the magnitude of losses claimed is intended to benefit the ceding company by linking its own loss experience to the actual cost of reinsurance over time.  The multiple year term and premium structure of multi-year excess-of-loss reinsurance contracts are not typically found in traditional reinsurance contracts.

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

Based on in-force premiums written by us as of December 31, 2012, the brokers from which we derived the largest portions of our business (with the approximate percentage of business derived from each of such brokers and its affiliates) were: Aon Benfield (34%), Marsh & McLennan Companies (31%), and Willis Group Holdings (15%).  The loss of business relationships with any of these brokers could have a material adverse effect on our business.

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

Ceding Company Selection and Underwriting Evaluation

Before entering into a reinsurance contract, we consider the quality of the ceding company, including the experience and reputation of its management, its capital, its risk management and underwriting strategy and practices and its claims settlement practices and procedures. In addition, we seek to obtain information on the nature of the perils to be covered and, in the case of natural or man-made catastrophe exposures, aggregate information as to the location or locations of the risks covered under the reinsurance contract.  We request information on the ceding company’s loss history for the perils proposed to be covered, together with relevant underwriting considerations, which would impact our exposures.  If the program meets all these initial underwriting criteria, we then evaluate the proposal’s risk/reward profile to assess the adequacy of the proposed pricing and its potential impact on our overall return on capital.

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

We maintain a database of our exposure in each geographic zone and estimate our probable maximum loss for each zone and for each peril (e.g. earthquakes and hurricanes) to which that zone is subject based on catastrophe models and underwriting assessments.  We also use catastrophe loss modeling to review exposures from events that cross country borders, such as wind events that may affect the Caribbean and Florida or the United Kingdom and continental Europe.  Our largest exposures are in the United States for hurricane and earthquake, in Japan for earthquake, and in Europe for flood and wind.

In respect of our property catastrophe exposure, we seek to limit our estimated probable maximum loss to a specific level for severe catastrophic events.  We currently expect to limit the probable maximum pre-tax loss for 2013 to no more than 22.5% of total capital for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we may change this threshold at any time.  The estimated probable maximum loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $229.0 million, or 10.7% of total capital, and $219.0 million, or 11.3% of total capital, as of January 1, 2013 and January 1, 2012, respectively.

We also monitor our exposures to accumulating risks for man-made perils impacting coverage such as surety, umbrella liability, directors’ and officers’ liability, trade credit and terrorism.

Diversification

We seek to diversify our property catastrophe exposure across geographic zones and type of peril around the world in order to manage the concentration of risk.  We attempt to limit our coverage for risks located in a particular zone to a predetermined level.  Currently, our largest property exposures in the United States are in Florida and along the Atlantic coast for hurricane and in California and along the New Madrid fault zone for earthquake.  Internationally our largest property exposures are in Japan for earthquake and in Europe for windstorm.

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

Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses on our consolidated balance sheets represent our best estimates, at a given point in time, of our liability to pay losses and loss adjustment expenses (“LAE”) for events that have occurred on or before the balance sheet date.  We do not establish liabilities for unpaid losses and LAE until the occurrence of an event that may give rise to a loss.

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

Reconciliation of Claims Reserves

The following table sets forth the changes in our liability for unpaid losses and LAE for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
Net unpaid losses and LAE as of January 1,	$2,385,659	$2,208,466	$2,335,008
Net incurred losses and LAE related to:
Current year	395,661	905,595	625,250
Prior years	(212,001)	(100,158)	(157,830)
Net incurred losses and LAE	183,660	805,437	467,420
Net paid losses and LAE related to:
Current year	95,808	155,534	96,245
Prior years	524,423	477,755	497,968
Net paid losses and LAE	620,231	633,289	594,213
Net effects of foreign currency exchange rate changes	8,597	5,045	251
Net unpaid losses and LAE as of December 31,	1,957,685	2,385,659	2,208,466
Reinsurance recoverable on unpaid losses and LAE	3,597	3,955	8,912
Gross unpaid losses and LAE as of December 31,	$1,961,282	$2,389,614	$2,217,378

We report changes in estimates of prior years’ unpaid losses and LAE, referred to as net favorable or unfavorable loss development, in our consolidated statements of operations in the period in which we make the change.

The following table sets forth the components of net incurred losses and LAE related to prior years for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
Net favorable loss development	$(235,543)	$(112,984)	$(158,939)
Increase in losses attributable to changes in premium estimates	23,542	10,857	14,331
Change in unallocated loss adjustment expense reserves	-	1,969	(13,222)
Net incurred losses and LAE - prior years	$(212,001)	$(100,158)	$(157,830)

Net favorable loss development was primarily the result of favorable adjustments in ultimate loss ratios.  Prior years’ incurred losses and LAE included losses associated with changes in premium estimates and the patterns of their earnings.  The effect on net income from the increase in losses attributable to changes in premium estimates, after considering corresponding changes in premium estimates and acquisition expenses, was not significant.  During the year ended December 31, 2010, a review of our administrative expenses of managing claims resulted in a $13.2 million reduction of unallocated loss adjustment expense (“ULAE”) reserves.

The following table sets forth the net favorable loss development by operating segment for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
Property and Marine	$(45,664)	$(41,435)	$(36,853)
Casualty	(182,014)	(59,420)	(113,281)
Finite Risk	(7,865)	(12,129)	(8,805)
Net favorable loss development	$(235,543)	$(112,984)	$(158,939)

The Property and Marine segment net favorable loss development included net favorable loss development related to major catastrophe events of $12.7 million primarily from 2011 events and $19.4 million primarily from 2010 events for the years ended December 31, 2012 and 2011, respectively.  There was net unfavorable loss development related to major catastrophes of $16.2 million primarily from Hurricane Ike for the year ended December 31, 2010.  The net favorable loss development, excluding major catastrophes, for the year ended December 31, 2012 was primarily attributable to the catastrophe excess-of-loss (non-major events) and property per risk classes. The net favorable loss development, excluding major catastrophes, for the year ended December 31, 2011 was primarily attributable to the property per risk excess-of-loss and proportional classes, partially offset by net unfavorable loss development in the catastrophe excess-of-loss (non-major events) class.  The net favorable loss development, excluding major catastrophes, for the year ended December 31, 2010 was primarily attributable to the property per risk excess-of-loss, crop and catastrophe excess-of-loss (non-major events) classes.

The Casualty segment net favorable loss development included $165.8 million, $52.7 million and $96.4 million attributable to the long-tailed casualty classes for years ended December 31, 2012, 2011 and 2010, respectively. The majority of the long-tailed casualty net favorable loss development for the year ended December 31, 2012 was attributable to the 2009 and prior underwriting years of the claims made, umbrella, casualty occurrence and international casualty classes.  The majority of the long-tailed casualty net favorable loss development for the year ended December 31, 2011 was attributable to the 2007 and prior underwriting years of the claims made, umbrella and casualty occurrence excess-of-loss classes, partially offset by net unfavorable loss development in the international casualty class in the 2010 and 2008 underwriting years.  The majority of the long-tailed casualty net favorable loss development for the year ended December 31, 2010 was attributable to the 2006 and prior underwriting years of the claims made, casualty occurrence excess-of-loss and umbrella classes, partially offset by net unfavorable loss development in the international casualty class in the 2008 underwriting year.

The Finite Risk segment net favorable loss development was offset by additional profit commissions of $8.1 million, $8.2 million and $11.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The net favorable loss development for the years ended December 31, 2012, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected, and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses.

Loss Reserve Development

The table below shows the loss reserve development from December 31, 2002, the end of the first period of our operations, through December 31, 2012.

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

The table also shows the cumulative amounts paid as of successive years with respect to that liability.  Unpaid losses and LAE denominated in foreign currencies are restated at the foreign exchange rates in effect as of December 31, 2012 and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy.  Each amount in the table includes the effects of all changes in amounts for the prior years.

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

Development of Loss and LAE Reserves
($ in thousands)

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net unpaid losses and LAE as of December 31,	$281,659	$731,918	$1,379,227	$2,268,655	$2,326,227	$2,342,185	$2,452,045	$2,335,008	$2,208,466	$2,385,659	$1,957,685
Net unpaid losses and LAE re-estimated as of:
One year later	224,693	649,902	1,306,708	2,215,635	2,235,849	2,182,249	2,351,083	2,177,178	2,108,308	2,173,658
Two years later	194,422	604,891	1,277,627	2,149,153	2,129,932	2,076,330	2,217,451	2,075,876	1,915,000
Three years later	176,884	603,293	1,254,213	2,072,604	2,032,074	1,931,064	2,124,700	1,895,039
Four years later	175,683	601,719	1,210,091	1,999,484	1,924,117	1,848,172	1,972,937
Five years later	173,546	589,028	1,170,602	1,934,784	1,868,036	1,739,881
Six years later	173,601	586,747	1,131,404	1,900,762	1,803,652
Seven years later	180,929	571,473	1,112,460	1,858,502
Eight years later	179,335	565,208	1,090,007
Nine years later	177,855	554,843
Ten years later	175,846

Net cumulative redundancy	105,813	177,075	289,220	410,153	522,575	602,304	479,109	439,969	293,466	212,001
Adjustment for foreign currency exchange	13,755	4,575	(10,221)	3,945	(477)	(3,467)	3,092	442	7,208	8,186
Cumulative redundancy excluding foreign currency exchange	119,569	181,650	278,999	414,098	522,098	598,837	482,200	440,411	300,674	220,187

Net cumulative paid losses and LAE as of:
One year later	41,709	205,889	388,700	624,006	577,739	433,961	539,514	497,968	477,758	524,423
Two years later	62,604	265,376	536,351	1,065,607	873,487	725,689	877,863	778,838	733,112
Three years later	73,908	320,399	696,809	1,285,151	1,096,071	952,980	1,112,639	959,568
Four years later	90,982	373,081	799,763	1,440,075	1,265,463	1,102,726	1,257,328
Five years later	107,425	416,902	869,188	1,550,747	1,364,615	1,197,478
Six years later	125,264	456,040	912,442	1,612,831	1,426,978
Seven years later	146,278	476,506	944,286	1,647,319
Eight years later	152,462	492,013	956,971
Nine years later	158,587	495,389
Ten years later	159,351

Gross liability-end of year	281,659	736,934	1,380,955	2,323,990	2,368,482	2,361,038	2,463,506	2,349,336	2,217,378	2,389,614	1,961,282
Reinsurance recoverable on unpaid losses and LAE	-	5,016	1,728	55,335	42,255	18,853	11,461	14,328	8,912	3,955	3,597
Net liability-end of year	$281,659	$731,918	$1,379,227	$2,268,655	$2,326,227	$2,342,185	$2,452,045	$2,335,008	$2,208,466	$2,385,659	$1,957,685

Gross liability-re-estimated	$175,846	$559,823	$1,093,202	$1,921,008	$1,859,200	$1,758,547	$1,986,909	$1,912,106	$1,925,447	$2,177,886
Gross cumulative redundancy	$105,813	$177,111	$287,753	$402,982	$509,282	$602,490	$476,598	$437,229	$291,931	$211,728

Investments

As of December 31, 2012, our investments and cash and cash equivalents totaled $3.9 billion, consisting of $2.1 billion of fixed maturity securities, $172.8 million of short-term investments and $1.7 billion of cash and cash equivalents.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”, in this Form 10-K for additional discussion and disclosures on our investments and cash and cash equivalents position.

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

The following table summarizes the fair value of our investments and cash and cash equivalents as of December 31, 2012 and 2011 ($ in thousands):

	December 31, 2012	December 31, 2011
U.S. Government	$4,944	$5,083
U.S. Government agencies	-	100,259
Municipal bonds	1,209,934	1,660,760
Non-U.S. governments	163,790	196,392
Corporate bonds	300,908	349,548
Commercial mortgage-backed securities	135,526	204,609
Residential mortgage-backed securities	221,622	251,627
Asset-backed securities	17,774	20,422
Total fixed maturity securities	2,054,498	2,788,700
Short-term investments	172,801	588,834
Total investments	2,227,299	3,377,534
Cash and cash equivalents	1,720,395	792,510
Total investments and cash and cash equivalents	$3,947,694	$4,170,044

Non-U.S. governments consist primarily of securities issued by governments and financial institutions that are explicitly guaranteed by the respective government.  At December 31, 2011, U.S. Government agencies consisted of securities issued by financial institutions under the Temporary Liquidity Guarantee Program guaranteed by the Federal Deposit Insurance Corporation.

As of December 31, 2012 and 2011, our investable assets of $4.0 billion included investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers and had a weighted average credit rating of Aa1 and Aa2, respectively, primarily measured by Moody’s Investors Service (“Moody’s”).  If a particular security did not have a Moody's rating, then a rating from S&P was generally converted to a Moody's equivalent rating.

The following table summarizes the fair values of our fixed maturity securities and short-term investments by credit quality as of December 31, 2012 and 2011 ($ in thousands):

	December 31, 2012		December 31, 2011
Credit Quality	Fair Value	% of Total	Fair Value	% of Total
Aaa	$776,738	34.9%	$1,504,876	44.6%
Aa	831,190	37.3%	1,037,257	30.7%
A	340,612	15.3%	556,439	16.5%
Baa	231,950	10.4%	206,978	6.1%
Below investment grade	46,809	2.1%	71,984	2.1%
Total	$2,227,299	100.0%	$3,377,534	100.0%

As of December 31, 2012, there were approximately $10.0 million of municipal bonds whose ratings of "Aa" included the benefit of guarantees from third-party insurers that would otherwise be rated as "A" without the existence of such guarantees.

We consider the estimated duration of our reinsurance and other contractual liabilities when establishing the target duration of our investment portfolio.  Our investable assets had a weighted average duration of 2.6 years and 3.6 years as of December 31, 2012 and 2011, respectively.

Competition

The property and casualty reinsurance industry is highly competitive.  Some of our competitors are large financial institutions that have reinsurance operations, while others are specialty reinsurance companies.  Hedge funds, investment banks, pension funds and other capital markets participants continue to show interest in entering the reinsurance market,  through the formation of new risk-bearing entities, the financing of such new entities, or otherwise.  Many of our competitors have greater financial, marketing and management resources than we do.  We compete with reinsurers worldwide on the basis of many factors, including premium charges and other terms and conditions offered, services provided, ratings assigned by independent rating agencies, speed of claims payment, perceived financial strength and experience and reputation of the reinsurer in the line of reinsurance to be underwritten.

Our principal competitors vary by type of business.  Bermuda-based reinsurers are significant competitors on property catastrophe business.  Lloyd’s of London syndicates are significant competitors on marine business.  On international business, large European reinsurers are significant competitors.  Large U.S. direct reinsurers, as well as lead U.S.-based broker market reinsurers, are significant competitors on U.S. casualty business.  Our competitors include Alterra Capital Holdings Limited, Arch Capital Group Ltd., Aspen Insurance Holdings Limited, Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Montpelier Re Holdings Ltd., PartnerRe Ltd., RenaissanceRe Holdings Ltd. and Validus Holdings, Ltd.

Traditional as well as new capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivative instruments, such as swaps) that may compete with certain types of reinsurance, such as property catastrophe.  Moreover, government-backed entities also represent competition for the coverages that we provide directly, or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire.  Over time, these numerous initiatives could significantly affect supply, pricing and competition in our industry and partially displace our traditional reinsurance products.

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

A.M. Best has assigned a financial strength rating of “A” (Excellent) with a stable outlook to each of our reinsurance subsidiaries.  This rating is the third highest of sixteen rating levels.  According to A.M. Best, a rating of “A” indicates A.M. Best’s opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.  S&P has assigned a financial strength rating of “A-” (Strong) with a stable outlook to each of our reinsurance subsidiaries.  This rating is the seventh highest of twenty-two levels.  According to S&P, a rating of   “A-” indicates S&P’s opinion that an insurer has strong capacity to meet financial commitments, but is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligors in higher-rated categories.  These ratings are subject to periodic review by A.M. Best and S&P and may be revised downward or revoked at the sole discretion of A.M. Best or S&P.  A.M. Best and S&P may increase their scrutiny of rated companies, revise their rating standards or take other action that could lead to changes in our ratings. If A.M. Best or S&P revise their rating standards associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.  Financial strength ratings are not directed toward the protection of investors in Platinum Holdings or its subsidiaries or affiliates.

Employees

As of December 31, 2012, we employed 125 people.

Regulation

The business of reinsurance is regulated in most countries and most states in the United States, although the degree and type of regulation varies significantly from one jurisdiction to another.  Reinsurers are generally subject to less regulation than primary insurers.  Reinsurers licensed in Bermuda and the United States are regulated and must comply with financial supervision standards comparable to those governing primary insurers.  Platinum Bermuda is domiciled in Bermuda and Platinum US is domiciled in Maryland.  Although principally regulated by the regulatory authorities of those jurisdictions, our reinsurance subsidiaries may also be subject to regulation in the jurisdiction of their ceding companies. Bermuda has recently introduced regulation with respect to insurance groups. These new regulations primarily relate to group reporting, group solvency and supervision (including enhanced capital requirements) and group governance.

Bermuda Regulation

Platinum Bermuda and Platinum Holdings are incorporated in Bermuda. The Insurance Act 1978 of Bermuda and related regulations (the “Insurance Act”) provide that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “Authority”) which is responsible for the day-to-day supervision of insurers.  The Insurance Act also grants the Authority power to supervise, investigate and intervene in the affairs of insurance companies.  Under the Insurance Act, insurance business includes reinsurance business.  Platinum Bermuda is registered as a Class 4 general business insurer in Bermuda and is regulated as such under the Insurance Act.

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

Code of Conduct. Platinum Bermuda is required to comply with the Insurance Code of Conduct of the Authority (“Code of Conduct”), which establishes duties and standards insurers must comply with to ensure sound corporate governance, risk management and internal controls. The Authority takes failure to comply with the Code of Conduct into account in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act and could result in the Authority exercising its powers of intervention (see “The Authority’s Powers of Intervention and Obtaining Information” below).  Compliance with the Code of Conduct is also a factor in calculating the operational risk charge applicable in accordance with an insurer’s Bermuda Solvency Capital Requirement (“BSCR”) model.

Annual Financial Statements; Annual Statutory Financial Return. Platinum Bermuda is required to file financial statements prepared in accordance with generally accepted accounting principles or international financial reporting standards (“GAAP financial statements”) and statutory financial statements with the Authority on an annual basis. Platinum Bermuda is also required to file a statutory financial return with the Authority on an annual basis. The statutory financial return for a Class 4 general business insurer includes a general business solvency certificate and the minimum solvency margin, the statutory financial statements, particulars of ceded reinsurance balances, a declaration of statutory ratios and the opinion of the loss reserve specialist.

Minimum Solvency Margin and Liquidity Ratio. Platinum Bermuda is generally required to maintain a minimum solvency margin equal to the greater of (A) $100 million, (B) 50% of net premiums written, and (C) 15% of net aggregate losses and loss expense provisions and other insurance reserves not including unearned premium reserves. Platinum Bermuda is required to maintain a minimum liquidity ratio such that the value of its relevant assets should not be less than 75% of the amount of its relevant liabilities.

Approved Independent Auditor; Approved Loss Reserve Specialist. Platinum Bermuda must appoint an independent auditor to annually audit and report on Platinum Bermuda’s GAAP financial statements, statutory financial statements and the statutory financial return.  Platinum Bermuda’s approved independent auditor is KPMG Audit Limited in Bermuda.  Platinum Bermuda is also required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist, who is normally a qualified casualty actuary, must be approved by the Authority.

Annual Capital and Solvency Return. Platinum Bermuda is required to file a capital and solvency return with the Authority on an annual basis.  The capital and solvency return includes the insurer’s BSCR model, a schedule of commercial insurer’s solvency self-assessment, a catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital.

Platinum Bermuda is required to maintain available statutory capital and surplus at least equal to its enhanced capital requirement (“ECR”) which is calculated using the BSCR model. The BSCR model is a standardized risk-based capital model that provides a method for determining an insurer’s capital requirements by taking into account eight categories of risk. The Authority has also established a target capital level equal to 120% of an insurance company’s ECR.  While Platinum Bermuda is not currently required to maintain its statutory capital and surplus at this level, failure to maintain statutory capital and surplus at least equal to the target capital level could result in increased regulatory oversight by the Authority.

Effective on January 1, 2013, the eligible capital rules require Platinum Bermuda to allocate its capital into three defined tiers based upon qualifying criteria and stipulates the maximum and minimum amounts of capital in each tier that may be used to satisfy its minimum solvency margin and its ECR.

Principal Representative and Principal Office. Platinum Bermuda is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.  The principal representative must notify the Authority if there is a likelihood of the insurer becoming insolvent or that a certain reportable event (as such term is defined under the Insurance Act) has occurred. Where there has been a significant loss that is reasonably likely to cause the insurer to fail to comply with its ECR, the principal representative must also furnish the Authority with a capital and solvency return reflecting an ECR prepared using post-loss data.

Restrictions on Dividends and Distributions. The Insurance Act mandates certain actions and filings with the Authority if Platinum Bermuda fails to meet and maintain its ECR or minimum solvency margin.  Platinum Bermuda is prohibited from declaring or paying a dividend if it is in breach of its ECR, minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividend would cause such breach. Where Platinum Bermuda fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any fiscal year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Authority. Further, Platinum Bermuda, as a Class 4 insurer, is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its total statutory capital and surplus as shown on its previous fiscal year’s statutory balance sheet unless it files an affidavit with the Authority stating that it will continue to meet its minimum solvency margin and minimum liquidity ratio. Platinum Bermuda must obtain the Authority’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous fiscal year’s statutory financial statements.

Group Supervision and Designated Insurer. The Authority acts as the group supervisor of Platinum Holdings and its consolidated subsidiaries (the “Platinum Group”) and has designated Platinum Bermuda as the designated insurer.  As designated insurer, Platinum Bermuda is required to facilitate compliance by the Platinum Group with the insurance solvency and supervision rules (together, “Group Rules”).  As group supervisor, the Authority performs a number of supervisory functions including (i) coordinating the gathering and dissemination of information for other competent authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, through regular meetings  with other competent authorities, supervisory activities in respect of the insurance group; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) coordinating meetings of colleges of supervisors in order to facilitate the carrying out of these functions.

The following requirements of the Group Rules discussed below are not yet required as at December 31, 2012: (i) compliance with a group enhanced capital requirement (“Group ECR”); (ii) compliance with group eligible capital requirements; (iii) filing of the opinion of an approved actuary; and (iv) compliance with certifications by management and the parent company of the insurance group (the “Parent Board”) on the business solvency certificate included in the group statutory financial return and on the group capital and solvency return.

Group Responsibilities and Governance. The Group Rules require the board of directors of the parent company to establish and effectively implement corporate governance policies and procedures which must be periodically reviewed to ensure they continue to support the overall organizational strategy of the group.

Group Annual Financial Statements and Quarterly Financial Returns; Group Annual Statutory Financial Return. Platinum Bermuda must file audited group consolidated financial statements prepared under generally accepted accounting principles or international financial reporting standards (“Group GAAP financial statements”) and unaudited group statutory financial statements with the Authority on an annual basis.  In addition, Platinum Bermuda must file group quarterly financial returns comprised of the quarterly unaudited Group GAAP financial statements and particulars of certain intra-group transactions and group risk concentrations. The Platinum Group is also required to prepare an annual group statutory financial return which must be submitted to the Authority by the designated insurer.

Group Approved Independent Auditor; Group Approved Actuary. Platinum Bermuda must ensure an independent auditor is appointed who will annually audit and report on the Group GAAP financial statements.  Our approved independent auditor is KPMG Audit Limited in Bermuda.  Platinum Bermuda must also ensure that an approved actuary is appointed to provide an opinion as to the adequacy of the Platinum Group’s loss and loss expense provisions as reported in its unaudited group annual statutory financial statements.

Group Annual Capital and Solvency Return. Platinum Bermuda is required to file a group capital and solvency return with the Authority on an annual basis.  The group capital and solvency return includes the group BSCR model, a schedule of the group’s solvency self-assessment, a catastrophe risk return, a schedule of eligible capital, and particulars of members of the group. Effective December 31, 2013, the Platinum Group will be required to maintain available statutory capital and surplus in an amount that is at least equal to its Group ECR calculated using the Group BSCR model. The Authority has adopted a phase-in approach whereby the Group ECR will be set at 50% of the amount calculated using the group BSCR model at December 31, 2013, and will increase in 10% increments until it reaches 100% for the year ending December 31, 2018.  While not specifically referred to in the Insurance Act or the Group Rules, the Authority has also established a TCL for groups equal to 120% of the Group ECR.

The Group Rules will require the Platinum Group to allocate its capital into three defined tiers based upon qualifying criteria and stipulates the maximum and minimum amounts of capital in each tier that may be used to satisfy its group minimum solvency margin and its ECR.

Designated Insurer to Report Certain Events. If the designated insurer believes that the insurance group or any member of the group may become insolvent or that certain reportable events (as such term is defined under the Group Rules) have occurred or may occur, it must notify the Authority.  Where there has been a significant loss that is reasonably likely to cause the insurance group to be unable to comply with its Group ECR, the designated insurer must furnish the Authority with a group capital and solvency return reflecting a Group ECR prepared using post-loss data, unaudited interim group statutory financial statements, and a declaration of group solvency.

Other Restrictions on Dividends and Distributions. Platinum Holdings and Platinum Bermuda must comply with the provisions of the Companies Act 1981 regulating the payment of dividends and making distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due or (b) the realizable value of the company’s assets would thereby be less than its liabilities.

Change of Controllers and Officers. The Authority maintains supervision over the controllers of all registered insurers in Bermuda. A controller includes (i) the managing director of Platinum Bermuda or Platinum Holdings; (ii) the chief executive of Platinum Bermuda or Platinum Holdings; (iii) a 10%, 20%, 33% or 50% shareholder controller (as defined below) of Platinum Bermuda or Platinum Holdings; and, (iv) any person in accordance with whose directions or instructions the directors of Platinum Bermuda or Platinum Holdings are accustomed to act.

Any person who becomes a 10%, 20%, 33% or 50% shareholder controller of Platinum Bermuda or Platinum Holdings shall, within 45 days, notify the Authority in writing that he has become such a controller. The definition of shareholder controller is set out in the Insurance Act but generally refers to (i) a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company; or (ii) a person who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company; or (iii) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting.

Material Changes. Platinum Bermuda is required to notify the Authority of its intention to effect a material change within the meaning of the Insurance Act.  For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business. (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (v) outsourcing all or substantially all of the company’s actuarial, risk management and internal audit functions, (vi) outsourcing all or a material part of an insurer’s underwriting activity, (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business, and (viii) the expansion into a material new line of business.  Furthermore, Platinum Bermuda, as the designated insurer, shall be required to give notice to the Authority if any member of the Platinum Group intends to give effect to any material change as defined in clauses (ii) through (vi) above.

The Authority’s Powers of Intervention and Obtaining Information. The Authority may require a registered person or a designated insurer to provide such information or documentation as the Authority may reasonably require with respect to matters that are likely to be material to the performance of its supervisory functions under the Insurance Act. In addition, it may require such person’s auditor, underwriter, accountant or any other person with relevant professional skill to prepare a report on any aspect pertaining thereto.

If the Authority deems it necessary to protect the interests of the policyholders or potential policyholders of an insurer or insurance group, it may investigate and report on the nature, conduct or state of the insurer’s or the insurance group’s business, or any aspect thereof, or the ownership or control of the insurer or insurance group.  The Authority has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if it is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest.

Exempted Companies Restrictions. Platinum Bermuda and Platinum Holdings are registered as “exempted companies” and as such are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, exempted companies may not participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda except that required for their business and held by way of lease or tenancy for terms of not more than 50 years or, with the consent of the Minister of Finance, land which is used to provide accommodation or recreational facilities for officers and employees of the Company for a term not exceeding 21 years; (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister of Finance; (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities or; (iv) the carrying on of business of any kind in Bermuda, except in furtherance of our business carried on outside Bermuda or under license granted by the Minister of Finance. Generally, it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda although the reinsurance of risks undertaken by any company incorporated in Bermuda and authorized to engage in insurance and reinsurance business is permitted.

Tax Exemptions. As well as having no restrictions on the degree of foreign ownership, Platinum Holdings and Platinum Bermuda are not currently subject to taxes on income or capital gains and they have received an assurance from the Bermuda Minister of Finance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings and Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 31, 2035.

Exchange Controls. Although Platinum Holdings and Platinum Bermuda are organized, registered and domiciled in Bermuda, they are classified as a non-resident of Bermuda for exchange control purposes by the Authority.  Pursuant to their non-resident status, Platinum Holdings and Platinum Bermuda may hold any currency (other than Bermuda dollars) and convert that currency into any other currency (other than Bermuda dollars) without restriction. Platinum Holdings and Platinum Bermuda are permitted to hold Bermuda dollars to the extent necessary to pay their expenses in Bermuda.

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

Annual Financial Statements. State insurance laws and regulations require Platinum US to file statutory basis financial statements with insurance departments in each state where it is licensed, authorized or accredited to do business.  The operations of Platinum US are subject to examination by those state insurance departments at any time.  Platinum US prepares and files statutory basis financial statements in accordance with accounting practices prescribed or permitted by these insurance departments.  State insurance departments conduct periodic examinations of the books and records of insurance companies domiciled in their states as well as perform market conduct examinations of insurance companies doing business in their states.  State insurance departments generally conduct their various examinations at least once every three to five years.  Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”).

Credit for Reinsurance Ceded. The ability of a primary insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation.  Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit to its reserves on its statutory basis financial statements for the reinsurance ceded to the reinsurer.  With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed or accredited in the state where the primary insurer is domiciled.  States also generally permit primary insurers to take credit for reinsurance if the reinsurer: (i) is domiciled in a state with a credit for reinsurance law that is substantially similar to the credit for reinsurance law in the primary insurer’s state of domicile; and (ii) meets certain financial requirements.  Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral.  Some states impose requirements that make it difficult to become licensed or accredited as a reinsurer.

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

In November 2011, the NAIC adopted amendments to its Credit for Reinsurance Model Law and Regulation (the “NAIC Credit for Reinsurance Model Law”) to implement reinsurance collateral reform.  Under the amended NAIC Credit for Reinsurance Model Law, collateral requirements may be reduced for international reinsurers meeting certain criteria as to financial strength and reliability that are domiciled in countries that are found to have strong systems of domestic insurance regulation.  Once a state legislature enacts the amendments to the NAIC Credit for Reinsurance Model Law and the standards become operative in that state, such reinsurers would be eligible to apply for “certified reinsurer” status and reinsurers that become so certified would be permitted to post collateral at reduced levels in that state.  The new collateral levels will apply on a prospective basis only. To date, eleven states have enacted the necessary legislative amendments.  Nevertheless, any immediate practical effect will be limited, because most states have yet to act, and the changes are not mandatory – any state has the option of retaining a 100% collateralization requirement if it chooses to do so.  It remains to be seen which states will introduce the amendments during their 2013 legislative sessions.  Platinum Bermuda is certified to post reduced collateral in Florida and New York.

Capital and Solvency.  The NAIC uses a risk-based capital (“RBC”) model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies.  Maryland has adopted the NAIC’s model law.  The RBC calculation is used to measure an insurer’s capital adequacy with respect to: the risk characteristics of the insurer’s premiums written and unpaid losses and LAE, rate of growth and quality of assets, among other measures.  Depending on the results of the RBC calculation, insurers may be subject to varying degrees of regulatory action depending upon the level of their capital inadequacy.

In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which would require insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer’s (or insurance group’s) current business plans.  Under the ORSA Model Act, an insurer must undertake an internal risk management review no less often than annually (but also at any time when there are significant changes to the risk profile of the insurer or its insurance group) in accordance with the ORSA Guidance Manual adopted by the NAIC in March 2012, and prepare a summary report (“ORSA Report”) assessing the adequacy of the insurer’s risk management and capital in light of its current and future business plans.  The ORSA Report will be filed with a company’s lead regulator and be available to other domiciliary regulators within the holding company system. The ORSA Model Act must be adopted by the individual states for the new requirements to apply, and specifically in Maryland for the changes to apply to Platinum US.  To date, no states have adopted the ORSA Model Act.  It is not clear if and when Maryland or other states will adopt these changes; however, the NAIC is seeking to make the amendments part of its accreditation standards for state solvency regulation, which would motivate states to adopt the amendments promptly.

Restrictions on Dividends and Distributions. Under Maryland insurance law, Platinum US must notify the Commissioner within five business days after the declaration of any dividend or distribution, other than an extraordinary dividend or extraordinary distribution, and notify the Commissioner at least ten days prior to the payment or distribution thereof.  The Commissioner has the right to prevent payment of such a dividend or such a distribution if the Commissioner determines, in the Commissioner’s discretion, that after the payment thereof, the policyholders’ surplus of Platinum US would be inadequate or could cause Platinum US to be in a hazardous financial condition.  Platinum US must give at least 30 days prior notice to the Commissioner before paying an extraordinary dividend or making an extraordinary distribution out of earned surplus.  Extraordinary dividends and extraordinary distributions are dividends or distributions which, together with any other dividends and distributions paid during the immediately preceding twelve-month period, would exceed the lesser of:

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

Insurance Holding Company Laws.  Platinum Holdings and Platinum Regency as the indirect parent companies of Platinum US, and Platinum Finance as the direct parent company of Platinum US, are subject to the insurance holding company laws of Maryland.  These laws generally require an authorized insurer that is a member of a holding company system to register with the Maryland Insurance Administration and to furnish annually financial and other information about the operations of companies within the holding company system.  Generally, all transactions between Platinum US and another company in the holding company system, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the Maryland Insurance Commissioner (the “Commissioner”).

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

In December 2010, the NAIC adopted amendments to the Insurance Holding Company System Regulatory Model Act and Regulation (the “Amended Holding Company Model Act”).  The Amended Holding Company Model Act introduces the concept of “enterprise risk” within an insurance holding company system.  The Amended Holding Company Model Act would impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting the licensed companies from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies.  The Amended Holding Company Model Act must be adopted by the individual states for the new requirements to apply, and specifically in Maryland for the changes to apply to Platinum US.  To date, ten states have enacted legislation adopting the Amended Holding Company Model Act.  It is not clear if and when Maryland or other states will adopt these changes; however, the NAIC is seeking to make the amendments part of its accreditation standards for state solvency regulation, which would motivate states to adopt the amendments promptly.

Federal Oversight. The U.S. federal government generally does not directly regulate the insurance industry except for certain areas of the market, such as insurance for crop, flood, nuclear and terrorism risks.  However, the federal government has undertaken initiatives or considered legislation in several areas that may impact the reinsurance industry, including tort reform, corporate governance and the taxation of reinsurance companies.  In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the reinsurance industry, including federal licensing in addition to, or in lieu of, state licensing and reinsurance for natural catastrophes.  We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect these developments could have on our business, financial condition or results of operations.

The Dodd-Frank Act created the Federal Insurance Office (the “FIO”) within the Department of Treasury headed by a Director appointed by the Treasury Secretary.  Under the Dodd-Frank Act, the Treasury Secretary and U.S. Trade Representative are jointly authorized to enter into certain agreements with foreign governments relating to prudential supervision of the business of insurance or reinsurance.  In implementing such agreements, the FIO has the authority to preempt state law if it is determined that the state law is inconsistent with the international agreement and treats a non-U.S. insurer or reinsurer less favorably than a U.S. insurer or reinsurer.  The FIO’s implementation authority over international agreements could potentially result in the preemption of contrary state law, and this authority might be used to affect reinsurance collateral requirements, to the potential benefit of Platinum Bermuda.  It is unknown whether and when any such changes will occur.

The FIO is designed principally to exercise a monitoring and information gathering role, rather than a regulatory role.  In that capacity, the FIO has been charged with providing reports to the U.S. Congress on (i) modernization of U.S. insurance regulation and (ii) the U.S. and global reinsurance market.  Neither report has been issued to date.  Such reports could lead to changes in the regulation of insurers and reinsurers in the U.S.

Other Regulatory. Government involvement in the insurance and reinsurance markets, both in the United States and worldwide, continues to evolve.  For example, in 2007, Florida enacted legislation that, among other things, increased the access of primary Florida insurers to the Florida Hurricane Catastrophe Fund (“FHCF”).  The purpose of the FHCF is to maintain insurance capacity in Florida by providing below market rate reinsurance to insurers for a portion of their catastrophic hurricane losses.  The legislation may have the effect of reducing the role of the private reinsurance market in Florida-based risks.  The Florida legislation and any similar state or U.S. federal legislation could have a material adverse impact on our business, financial condition or results of operations.

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

European Union Regulation

The European Union (“EU”) has introduced a new regime for the regulation of the insurance and reinsurance sector known as “Solvency II.”  Solvency II is a principles-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the EU.  Solvency II is currently due to be transposed into national law by EU Member States on June 30, 2013 and will apply to firms on January 1, 2014.  Given that there has been further delay in adopting the so-called Omnibus II Directive (a directive intended to amend Solvency II in part), it is likely that Solvency II transposition and implementation will be delayed to 2015 or 2016, although there has been discussion by the European Insurance and Occupational Pensions Authority (“EIOPA”) of potentially phasing in parts of Solvency II prior to 2016.

Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers.  One aspect of Solvency II concerns the treatment of reinsurance obtained by EU insurers from reinsurers headquartered in a country outside the EU, including Bermuda and the United States, where our reinsurance subsidiaries are headquartered.  The issue is whether such reinsurance can be taken into account by the EU insurers for capital purposes in the same way as reinsurance obtained from EU reinsurers, or whether the non-EU reinsurers must instead maintain certain minimum credit ratings or provide collateral to the EU insurers.  The Solvency II directive proposes that where the non-EU jurisdiction is found to have a regulatory regime “equivalent” to that of Solvency II in that it provides a similar level of policyholder and beneficiary protection with respect to reinsurance, then reinsurance contracts with non-EU reinsurers shall be treated in the same way as reinsurance contracts with EU reinsurers.  EIOPA has assessed Bermuda for equivalence with Solvency II (along with Japan and Switzerland) and delivered the results of the assessments to the European Commission.  The European Commission has stated that its decision on third country equivalence is likely to be made in the first half of 2013, based on its current timetable.  Transitional arrangements for eligible countries not included in the first group of equivalence assessments, such as the United States, could be adopted as part of the Omnibus II Directive.  A country included in the transitional arrangements potentially would be treated as if it were found to have a regulatory regime “equivalent” to Solvency II.

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

Item 1A.Risk Factors

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

We believe that the computer-based loss and pricing models we use to assess each ceding company’s potential for catastrophe losses are an important part of the underwriting process for catastrophe exposure pricing.  However, these models depend on the quality of the information obtained from our ceding companies and the independent data we obtain from third parties and may prove inadequate for determining the pricing for certain catastrophe exposures.  Our models may not accurately predict changes in weather patterns related to climate change or the impact of these changes.  If climate change causes more severe or frequent weather-related disasters than we anticipate, our losses may exceed our expectations, which could have a material adverse effect on our financial condition and results of operations.  Our models include assumptions with respect to the frequency and severity of various sources of loss, including but not limited to damage vulnerability, location of fault lines, demand surge, liquefaction, and tsunami.  If such factors for actual events differ from our assumptions, our losses may exceed our expectations, which could have a material adverse effect on our financial condition and results of operations.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge.  Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may be difficult to enforce in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum.  These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims.  In some instances, these changes may not become apparent until some time after we have issued reinsurance contracts that are affected by the changes.  As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued.  The effects of unforeseen developments or substantial government intervention could adversely impact our ability to achieve our goals.  Examples of emerging coverage and claims issues include larger settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors’ and officers’ liability insurance and whether the substantial losses from hurricanes were the result of storm surge, which is sometimes covered by insurance, or flood, which generally is not covered.

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

A.M. Best has assigned a financial strength rating of “A” (Excellent) with a stable outlook to each of our reinsurance subsidiaries.  This rating is the third highest of sixteen rating levels.  According to A.M. Best, a rating of “A” indicates A.M. Best’s opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.  S&P has assigned a financial strength rating of “A-” (Strong) with a stable outlook to each of our reinsurance subsidiaries.  This rating is the seventh highest of twenty-two levels.  According to S&P, a rating of   “A-” indicates S&P’s opinion that an insurer has strong capacity to meet financial commitments, but is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligors in higher-rated categories.  These ratings are subject to periodic review by A.M. Best and S&P and may be revised downward or revoked at the sole discretion of A.M. Best or S&P.  A.M. Best and S&P may increase their scrutiny of rated companies, revise their rating standards or take other action that could lead to changes in our ratings. If A.M. Best or S&P revise their rating standards associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.  Financial strength ratings are not directed toward the protection of investors in Platinum Holdings or its subsidiaries or affiliates.

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

Losses from operations, including severe catastrophic events, could cause a material decline in our shareholders’ equity.  We are dependent on our financial strength and ratings, as evaluated by independent rating agencies, to underwrite reinsurance.  A material decline in our existing capital below a level necessary to maintain our ratings may require us to raise additional capital through private financings or the capital markets.  Certain of our contracts provide that a cedant may cancel the contract if there is a decline in our capital below specified levels.  To the extent that our existing capital is insufficient to fund our future operating requirements, we may need to raise additional funds through financings or limit our growth.  Any equity or debt financing, if available at all, may be on terms that are unfavorable to us or our shareholders.  Equity financings could result in dilution to our shareholders.  We may issue securities that have rights, preferences and privileges that are senior to those of our outstanding securities.  If we are not able to obtain adequate capital, our business, results of operations, financial condition and financial strength and credit ratings could be adversely affected.

We have exposure to credit loss from counterparties in the normal course of business.

Reinsurance premiums receivable and funds held by ceding companies are subject to credit risk.  We have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing us to settle claims net of any such reinsurance premiums receivable and funds held.

We may from time to time have credit exposure with respect to retrocessionaires, certain derivative counterparties and counterparties to reinsurance deposit assets.  We consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them.  We generally obtain retrocessional coverage from companies rated “A-” or better by A.M. Best unless the retrocessionaire’s obligations are collateralized.  Our retrocessionaires and counterparties to our derivative contracts and reinsurance deposit assets may be affected by economic events which could adversely affect their ability to meet their obligations to us.

We may also collateralize our obligations under our various reinsurance contracts by delivering letters of credit to the ceding company, pledging assets to the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract.  We have entered into reinsurance contracts with several ceding companies that require us to provide varying levels of collateral for our obligations under certain circumstances, including when our obligations to these ceding companies exceed negotiated amounts.  These amounts may vary depending on our rating from A.M. Best, S&P or other rating agencies and the level of statutory equity of our reinsurance subsidiaries.  The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of unpaid losses made by the ceding company.  Since we may be required to provide collateral based on the ceding company’s estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.  It is also unclear what, if any, the impact would be in the event of the liquidation of a ceding company with which we have a collateral arrangement.

The availability and cost of security arrangements for reinsurance transactions may materially impact our ability to provide reinsurance from Bermuda to insurers domiciled in the United States.

Platinum Bermuda is not licensed, approved or accredited as a reinsurer in any state in the United States and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid liabilities in a form acceptable to applicable state insurance commissioners.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld.  We have the ability to issue up to $300.0 million in letters of credit under a three-year syndicated credit facility with various financial institutions that consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  We also have the ability to increase the lender commitments by up to $150.0 million subject to the participation of lenders.  Our reinsurance subsidiaries entered into a letter of credit facility with a financial institution in the maximum aggregate amount of $100.0 million that expires on December 31, 2013.  Under the terms of the letter of credit facility, up to $100.0 million is available for the issuance of letters of credit to support reinsurance obligations of our reinsurance subsidiaries. We also have the ability to request a supplemental letter of credit facility for up to $150.0 million subject to agreement with the lender.  On July 31, 2012, Platinum Bermuda entered into a one-year uncommitted LOC facility with a financial institution in the maximum aggregate amount of $75.0 million.  Under the terms of the facility, up to $75.0 million is available for the issuance of letters of credit to support reinsurance obligations of Platinum Bermuda.  We also have the ability to request a supplemental LOC facility for up to $75.0 million subject to agreement with the lender.  If these credit facilities are not sufficient or if our lenders fail to perform or if we are unable to renew them or to arrange for other types of security on commercially acceptable terms, Platinum Bermuda’s ability to provide reinsurance to U.S. based clients may be severely limited.

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

The property and casualty reinsurance industry is highly competitive.  Some of our competitors are large financial institutions that have reinsurance operations, while others are specialty reinsurance companies.  Hedge funds, investment banks, pension funds and other capital markets participants continue to show interest in entering the reinsurance market,  through the formation of new risk-bearing entities, the financing of such new entities, or otherwise.

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

Traditional as well as new capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivative instruments, such as swaps) that may compete with certain types of reinsurance, such as property catastrophe.  Moreover, government-backed entities also represent competition for the coverages that we provide directly, or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire.  Over time, these numerous initiatives could significantly affect supply, pricing and competition in our industry and partially displace our traditional reinsurance products.

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

Retrocessional reinsurance protection may become unavailable to us on acceptable terms.

We may buy retrocessional reinsurance and use derivative instruments to reduce liability on individual risks, protect against catastrophic losses and obtain additional underwriting capacity.  From time to time, market conditions may limit or prevent us from obtaining retrocessional reinsurance or may be available only on terms that we find unacceptable.  If we are unable or unwilling to obtain such protection on acceptable terms, our financial position and results of operations may be materially adversely affected, especially by catastrophic losses.  Elimination of all or portions of our catastrophic loss protection could subject us to increased, and possibly material, exposure to losses or could cause us to underwrite less business.

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

The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses, and related disclosures of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to premiums written and earned, our unpaid losses and loss adjustment expenses, investment valuations, income taxes and those estimates used in our risk transfer analysis for reinsurance transactions.  We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We utilize actuarial models as well as historical insurance industry loss development patterns to establish our loss reserves.  Over time, other common reserving methodologies have begun to be employed.  Actual claims and claim expenses paid may deviate, perhaps materially, from the reserve estimates reflected in our financial statements.   For more details on our estimates and judgments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,” in this Form 10-K.

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

We believe that Platinum Holdings, Platinum Bermuda and Platinum Regency each operate in such a manner that none of these companies should be subject to U.S. corporate income tax because they are not engaged in a trade or business in the United States.  Nevertheless, because definitive identification of activities that constitute being engaged in a trade or business in the United States has not been established by the tax authorities, the U.S. Internal Revenue Service (the “IRS”) may successfully assert that any of these companies is engaged in a trade or business in the United States, or, if applicable, engaged in a trade or business in the United States through a permanent establishment.  If any of these companies were characterized as being so engaged, such company would be subject to U.S. tax at regular corporate rates on its income that is effectively connected (“ECI”) with its U.S. trade or business, plus an additional 30% “branch profits” tax on its dividend equivalent amount (generally ECI with certain adjustments) deemed withdrawn from the United States.  Any such tax could materially adversely affect our results of operations.

U.S. Persons who hold our shares will be subject to adverse U.S. federal income tax consequences if we are considered to be a passive foreign investment company for U.S. federal income tax purposes.

The term “U.S. Person” means:  (i) an individual citizen or resident of the United States; (ii) a partnership or corporation, created or organized in or under the laws of the United States, or organized under the laws of any State thereof (including the District of Columbia); (iii) an estate, the income of which is subject to U.S. federal income taxation regardless of its source; (iv) a trust if either a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust, or the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes; or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

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

If (i) U.S. Persons are treated as owning 25% or more of our shares; (ii) the related person insurance income (“RPII”) of Platinum Bermuda were to equal or exceed 20% of the gross insurance income of Platinum Bermuda in any taxable year; and (iii) direct or indirect insureds (and persons related to such insureds) own (or are treated as owning) 20% or more of the voting power or value of the shares of Platinum Bermuda, a U.S. Person who owns our shares directly, or indirectly through non-U.S. entities, on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes the shareholder's pro rata share of the RPII of Platinum Bermuda for the entire taxable year, determined as if such RPII were distributed proportionately to such U.S. Persons at that date regardless of whether such income is distributed.  RPII generally represents premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of our shares or any person related to such holder.  In addition, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income.  The amount of RPII earned by Platinum Bermuda will depend on a number of factors, including the geographic distribution of the business of Platinum Bermuda and the identity of persons directly or indirectly insured or reinsured by Platinum Bermuda.  Some of the factors which determine the extent of RPII in any period may be beyond the control of Platinum Bermuda.  Although we expect that either (i) the gross RPII of Platinum Bermuda will not exceed 20% of its gross insurance income for the taxable year or (ii) direct or indirect insureds (and persons related to those insureds) will not own directly or indirectly through entities 20% or more of the voting power or value of our shares for the foreseeable future, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

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

We have received a standard assurance from the Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, as amended, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings and Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 31, 2035.  Consequently, if our Bermuda tax exemption is not extended past March 31, 2035, we may be subject to certain Bermuda taxes after that date.

Risks Related to Laws and Regulations

The regulatory system under which we operate and potential changes thereto could significantly and adversely affect our business.

The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.  Reinsurers are generally subject to less direct regulation than primary insurers.  Reinsurers licensed in Bermuda and the United States are regulated and must comply with financial supervision standards comparable to those governing primary insurers.  For additional discussion of the regulatory requirements to which Platinum Holdings, as a holding company, and its subsidiaries are subject, see Item 1 “Business – Regulation,” in this Form 10-K.  Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial condition and results of operations.  In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated below, distribute funds to Platinum Holdings and Platinum Finance.

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

The European Union has introduced Solvency II, a new regime for the regulation of insurers and reinsurers operating in the EU.  Solvency II is currently due to be transposed into national law by EU Member States on June 30, 2013 and will apply to firms on January 1, 2014.  Given that there has been further delay in adopting the so-called Omnibus II Directive, it is likely that Solvency II transposition and implementation will be delayed to 2015 or 2016, although there has been discussion by EIOPA of potentially phasing in parts of Solvency II prior to 2016.    The Solvency II directive proposes that reinsurance contracts obtained by EU insurers from reinsurers headquartered in a country outside the EU be treated in the same way as reinsurance contracts obtained from EU reinsurers, provided that the non-EU country is found to have a regulatory regime “equivalent” to that of Solvency II in terms of policyholder and beneficiary protection.  Our reinsurance subsidiaries are headquartered in Bermuda and the United States, which are non-EU countries.  The European Commission has stated that its decision on third country equivalence is likely to be made in the first half of 2013, based on its current timetable.   The timing of a determination regarding the equivalence of the United States’ regulatory regime is not yet known.  If the regulatory regimes of Bermuda and the United States are found not to be equivalent to that of Solvency II and if our reinsurance subsidiaries fall below a certain minimum credit rating, then EU insurers may be prevented from recognizing the reinsurance provided to them by our reinsurance subsidiaries for the purpose of meeting their capital requirements unless we provide collateral for our obligations to EU insurers.  This could have a material adverse impact on our ability to conduct our business.

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

Platinum Holdings is a holding company that conducts no reinsurance operations of its own.  All operations are conducted by its wholly owned reinsurance subsidiaries, Platinum Bermuda and Platinum US.  As a holding company, Platinum Holdings’ sources of cash flow consists primarily of dividends, interest and other permissible payments from its subsidiaries.  The making of such payments is limited by applicable law, as set forth in Item 1, “Business - Regulation” in this Form 10-K.  Platinum Holdings depends on such payments for general corporate purposes, for its capital management activities and payment of any dividends to its common shareholders.  For more details on our cash flows, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Liquidity,” in this Form 10-K.

Additionally, under the Companies Act, Platinum Holdings may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that:  (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company’s assets would thereby be less than its liabilities.

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

Platinum Holdings and Platinum Bermuda lease office space in Pembroke, Bermuda, where our principal executive office is located.  Platinum US and Platinum Administrative Services, Inc. lease office space in New York, New York.  In addition, Platinum US leases office space in Chicago, Illinois and Platinum Administrative Services, Inc. leases office space in Stamford, Connecticut.  We renew and enter into new leases in the ordinary course of business and anticipate no difficulty in extending our leases or obtaining comparable office facilities in suitable locations.  We consider our facilities to be adequate for our current needs.

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

Market Information, Holders and Dividends

At January 31, 2013, there were approximately 57 holders of record of our common shares, not including beneficial owners of shares registered in nominee or street name, which are listed on the NYSE under the symbol “PTP”.  On February 12, 2013, the last reported sale price for our common shares on the NYSE was $51.17 per share.  The following table shows the high and low per share trading prices of our common shares during each quarter, as reported on the NYSE for the periods indicated:

		Price Range of Common Shares
		High	Low
Year
2012:
	Fourth Quarter	$47.40	$40.89
	Third Quarter	$43.08	$37.58
	Second Quarter	$38.43	$34.97
	First Quarter	$37.64	$32.94

2011:
	Fourth Quarter	$35.36	$27.53
	Third Quarter	$35.78	$28.05
	Second Quarter	$38.94	$32.02
	First Quarter	$46.42	$34.70

During the years ended December 31, 2012 and 2011, we paid quarterly cash dividends of $0.08 per common share.  Our Board of Directors has declared a dividend for the first quarter of 2013 of $0.08 per common share, payable on March 29, 2013 to shareholders of record at the close of business on March 1, 2013.  The declaration and payment of common share dividends is at the discretion of the Board of Directors and depends upon our results of operations and cash flows, the financial positions and capital requirements of Platinum Bermuda and Platinum US, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

The laws of the various jurisdictions in which our subsidiaries are organized restrict the ability of our subsidiaries to pay dividends to Platinum Holdings.  See Item 1, “Business – Regulation” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Liquidity,” in this Form 10-K for additional information on dividend restrictions.

Purchases of Equity Securities by Us

The following table summarizes our purchases of our common shares during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2012 – October 31, 2012	132,327	$45.87	132,327	$224,233,154
November 1, 2012 – November 30, 2012	-	-	-	224,233,154
December 1, 2012 – December 31, 2012	-	-	-	224,233,154
Total	132,327	$45.87	132,327	$224,233,154

(1)	Including commissions.
(2)
Our Board of Directors established a program authorizing the repurchase of our common shares.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 23, 2012, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

Performance Graph

The following performance graph compares cumulative total return on our common shares with the cumulative total return on the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the S&P 500 Property & Casualty Industry Insurance Group Stock Price Index (the “S&P 500 Property & Casualty Insurance Index”), for the period that commenced December 31, 2007 and ended on December 31, 2012.  The performance graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2007 in our common shares, the S&P 500 Index, and the S&P 500 Property & Casualty Insurance Index as measured by the last sale price on the last trading day of each such period.

Total Return to Shareholders
Comparison of Cumulative Five Year Total Return

* Index value as of December 31, 2007 – $100.00

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

The following table sets forth certain of our selected financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.  Our data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 were derived from our consolidated financial statements beginning on page F-1 of this Form 10-K.  Our data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 were derived from our audited consolidated financial statements not included in this Form 10-K.  The selected financial data should be read in conjunction with our consolidated financial statements as of December 31, 2012 and 2011 and for each of the years in the three year period ended December 31, 2012 beginning on page F-1 of this Form 10-K, and the related “Management's Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 31 of this Form 10-K.

Five-Year Summary of Selected Financial Data
(in thousands, except per share amounts)

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Net premiums written	$565,000	$651,514	$760,589	$897,834	$1,037,565
Net premiums earned	566,496	689,452	779,994	937,336	1,114,796
Net investment income	99,947	125,863	134,385	163,941	186,574
Net realized gains on investments	88,754	3,934	107,791	78,630	57,254
Net impairment losses on investments	(3,031)	(22,370)	(36,610)	(17,603)	(30,686)
Net losses and LAE	183,660	805,437	467,420	478,342	718,233
Underwriting expenses	170,619	180,741	203,705	240,806	306,459
Net income (loss)	$327,228	$(224,064)	$215,498	$383,291	$226,240

Basic earnings (loss) per common share	$9.67	$(6.04)	$5.14	$7.71	$4.38
Diluted earnings (loss) per common share	9.60	(6.04)	4.78	7.33	3.98
Dividends declared per common share	$0.32	$0.32	$0.32	$0.32	$0.32

Balance Sheet Data:
Total investments and cash and cash equivalents	$3,947,694	$4,170,044	$4,212,498	$4,369,649	$4,259,939
Premiums receivable	128,517	159,387	162,682	269,912	307,539
Total assets	4,333,303	4,551,611	4,614,313	5,021,578	4,927,163
Unpaid losses and LAE	1,961,282	2,389,614	2,217,378	2,349,336	2,463,506
Unearned premiums	113,960	121,164	154,975	180,609	218,890
Debt obligations	250,000	250,000	250,000	250,000	250,000
Shareholders' equity	$1,894,534	$1,690,859	$1,895,455	$2,077,731	$1,809,397

Common shares outstanding	32,722	35,526	37,758	45,943	47,482
Common shares outstanding - diluted	34,091	36,471	40,639	51,643	58,499

Book value per common share	$57.90	$47.59	$50.20	$45.22	$34.58
Fully converted book value per common share	$56.39	$46.88	$47.48	$41.58	$32.27

Reconciliation of Non-GAAP Financial Measures

In presenting the Company's results, in the table above, as well as, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K, management has included certain schedules containing financial measures that are not calculated under standards and rules that comprise U.S. GAAP. Such measures, including segment underwriting income or loss, related underwriting ratios, book value per common share and fully converted book value per common share, are referred to as non-GAAP. These non-GAAP measures may be defined or calculated differently by other companies.  Management believes these measures, which are used to monitor our results of operations, allow for a more complete understanding of the underlying business and are important financial measures to investors, analysts, rating agencies and others who use the Company’s financial information in evaluating the performance of our Company.  In addition, return on equity is used as a financial performance measure in determining compensation, as discussed in items incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual General Meeting of Shareholders (our “Proxy Statement”). These measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP.  Reconciliations of such measures to the most comparable U.S. GAAP figures are included below or are included elsewhere within this Form 10-K in accordance with Regulation G.

Underwriting Income (Loss) and Ratios

Underwriting income or loss measures the performance of the Company’s underwriting function and consists of net premiums earned less net losses and LAE and net underwriting expenses.  Net underwriting expenses include net acquisition expenses and operating costs related to underwriting.

Underwriting ratios are calculated for net losses and LAE, net acquisition expense and net underwriting expense.  The ratios are calculated by dividing the related expense by net earned premiums.  The combined ratio is the sum of the net losses and LAE, net acquisition expense and net underwriting expense ratios.  The Company believes that underwriting income or loss and ratios highlight the profitability of our reinsurance operations.

In managing our three operating segments, we use measures such as net underwriting income and loss and underwriting ratios to evaluate segment performance.  Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, corporate expenses not allocated to underwriting segments, net foreign exchange gains or losses, net changes in fair value of derivatives, interest expense and other revenues and expenses.

Segment underwriting income or loss is reconciled to the U.S. GAAP measure of income or loss before income taxes in Note 11 to the “Consolidated Financial Statements” in this Form 10-K.

Book Value and Fully Converted Book Value per Common Share

Book value per common share represents total shareholders’ equity divided by the number of common shares outstanding.  Management uses growth in book value per common share as an indicator of the value provided to common shareholders and believes that, over time, book value per common share is a key driver of share price.  The most significant influences on our book value per common share are net income or loss, other comprehensive income or loss and share repurchase activities.

Fully converted book value per common share represents total shareholders’ equity, adjusted for the assumed proceeds from the exercise of share options, divided by the number of common shares outstanding, adjusted for the assumed exercise or vesting of all outstanding share options and restricted share units.

The following summary sets forth the calculation of book value and fully converted book value per common share for the years ended December 31, 2012 and 2011 ($ and amounts in thousands, except per share amounts):

	2012	2011
Share price at year end	$46.00	$34.11

Shareholders' equity	$1,894,534	$1,690,859
Add: Assumed exercise of share options	27,688	18,925
Shareholders' equity - diluted	$1,922,222	$1,709,784

Basic common shares outstanding	32,722	35,526
Add: Management and directors' options	833	624
Add: Directors' and officers' restricted share units	536	321
Diluted common shares outstanding	34,091	36,471

Book value per common share
Book value per common share	$57.90	$47.59
Fully converted book value per common share	$56.39	$46.88

Return on Equity

Return on equity represents net income available to common shareholders divided by the beginning shareholders' equity for the year, adjusted for material capital transactions during the year.  Management uses return on equity as a financial performance measure in determining compensation as set forth in the Proxy Statement.

The following table sets forth the calculation of return on equity for the years ended December 31, 2012, 2011 and 2010, respectively ($ in thousands):

	2012	2011	2010
Net income	$327,228	$(224,064)	$215,498

Shareholders' equity, beginning of the year	1,690,859	1,895,455	2,077,731
Adjustments for material capital transactions:
Share repurchases - weighted average	(68,818)	(40,103)	(177,100)
Other	1,551	943	19,325
Adjusted shareholders' equity, beginning of the year	$1,623,592	$1,856,295	$1,919,956

Return on equity	20.2%	(12.1%)	11.2%

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

At December 31, 2012, our capital resources of $2.1 billion consisted of $1.9 billion of common shareholders’ equity and $250.0 million of debt obligations.  At December 31, 2011, our capital resources of $1.9 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  Our net income was $327.2 million for the year ended December 31, 2012, our net loss was $224.1 million for the year ended December 31, 2011 and our net income was $215.5 million for the year ended December 31, 2010.  Net income for the year ended December 31, 2012 compared with a net loss for the year ended December 31, 2011, reflects a lower level of major catastrophe losses, an increase in net favorable development on prior years’ reserve balances, an increase in net realized gains on investments and a decrease in net impairment losses on investments, partially offset by a decrease in our net investment income.

Our net premiums written for the years ended December 31, 2012, 2011 and 2010 were $565.0 million, $651.5 million, and $760.6 million, respectively.  The decreases in net premiums written were primarily due to the non-renewal of business that did not meet our minimum pricing standards and our desire to reduce our exposure to catastrophe events.

General Economic Conditions

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

Reinsurance Industry Conditions and Trends

The reinsurance industry has historically been cyclical, characterized by periods of price competition due to excessive underwriting capacity as well as periods of favorable pricing due to shortages of underwriting capacity.  Cyclical trends in the industry and the industry’s profitability can be significantly affected by volatile developments, including natural and other catastrophes.  To the extent that actual claim liabilities are higher than anticipated, the industry’s capacity to write new business diminishes.  The reinsurance industry is also affected by changes in the propensity of courts to expand insurance coverage and grant large liability awards.  A changing regulatory environment also may impact the industry’s underwriting capacity.  Fluctuations in interest rates, credit spreads, liquidity, inflation and other changes in the economic environment can also affect the fair values of investments and impact the industry’s underwriting capacity.  These factors influence the total supply of underwriting capacity in the market which tends to drive the cyclical nature of the industry.

In reviewing the trend in underwriting capacity for the last five years, we have seen a decrease in capacity in 2008 (due to the financial crisis and substantial catastrophe losses), strong financial results for 2009 (reflecting the absence of major catastrophes and the favorable performance of investment portfolios), a significant growth in shareholders’ equity in 2010 despite increased catastrophe activity, and minimal impact on capacity in 2011 and 2012, despite a high level of global catastrophe activity.

Traditional as well as new capital market participants from time to time produce alternative products (such as reinsurance securitizations, catastrophe bonds and various derivative instruments, such as swaps) that may compete with certain types of reinsurance, such as property catastrophe.  Moreover, government-backed entities also represent competition for the coverages that we provide directly, or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire.  Over time, these numerous initiatives could significantly affect supply, pricing and competition in our industry and partially displace our traditional reinsurance products.

Current Outlook

We anticipate that 2013 will be characterized by ample capacity for insurance risk.

Recent global catastrophe activity will help support risk adjusted pricing which we expect will be flat or marginally up in all lines of business that have not recently experienced significant losses.  We generally expect property catastrophe exposed reinsurance rates for peak zones and perils will remain reasonably attractive for the balance of the year.  Absent a major loss producing event in global insurance or capital markets, we believe that reinsurers generally remain well-capitalized and that competitive pressure will keep property catastrophe reinsurance rates from rising significantly. Accordingly, we currently expect that the portfolio of business we write in our Property and Marine segment during 2013 will be similar to our current in-force book of business. We expect that our Property and Marine segment will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

In the Casualty segment, we currently expect that insurance and reinsurance capacity will remain abundant for the rest of 2013 and that competition will continue to limit the potential for significant increases in risk-adjusted rates. Although certain casualty rate increases appear to exceed trends in loss costs, we believe that the expected profitability of many casualty reinsurance contracts will not improve due to lower investment yields. We expect that select casualty reinsurance contracts will continue to offer adequate returns and that the portfolio of business we write in our Casualty segment during 2013 will be similar to our current in-force book of business.

Reflecting a continued lack of demand for finite risk covers, we expect to write a relatively small portfolio of business in our Finite Risk segment during 2013.

We will continue with our strategy of responding to changes in market conditions, underwriting for profitability, not market share.

Based on our current reserve position, portfolio of in-force business, asset portfolio, and underwriting prospects for the near term, we believe that we are well capitalized with an adequate margin above the rating agency targets for a company with our ratings. If our business performs as expected, we anticipate that we may generate excess capital over time. Under those conditions, we would have the financial flexibility to expand our underwriting, hold riskier assets, or repurchase our common shares or debt securities. While we will consider the risk adjusted pricing prevailing in the reinsurance and financial markets at the time, we currently view share repurchase as a relatively attractive use of excess capital.

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that are inherently subjective in nature that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities.  Actual results may differ materially from these estimates.  Our critical accounting estimates used in the preparation of our consolidated financial statements include premiums written and earned, unpaid losses and LAE, valuation of investments and income taxes.  In addition, estimates are used in our risk transfer analysis for assumed and ceded reinsurance transactions.

Premiums Written and Earned

Assumed reinsurance premiums earned are recognized as revenues in the consolidated statements of operations, net of any ceded premiums for retrocessional coverage purchased.  Both assumed and ceded premiums written are earned generally on a basis proportionate with the coverage period.  Assumed premiums written not yet recognized as revenue are recorded on the consolidated balance sheets as unearned premiums.  Ceded premiums written not yet earned are recorded on the consolidated balance sheets as prepaid reinsurance premiums.

Due to the nature of reinsurance, ceding companies routinely report and remit premiums to us subsequent to the contract coverage period.  Consequently, premiums written and receivable include amounts reported and billed by the ceding companies, supplemented by our estimates of premiums that are written but not reported.  Our premium estimation process considers the terms and conditions of the reinsurance contracts and assumes that the contracts will remain in-force until expiration.  Our estimates of written premiums may be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions.  The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses.  Premiums are generally reported to us in full within two years from the inception of the contract.

In addition to estimating premiums written, we estimate the unearned portion of premiums.  Earned premiums, which are recorded in revenues, are premiums written less unearned premiums.  The potential net impact of changes in premiums earned on our results of operations is reduced by the accrual of losses and acquisition expenses related to such premiums earned.

The amounts we recorded as unearned premiums and estimated premiums receivable are estimates based on estimated written premiums and are subject to judgment and uncertainty.  Any adjustments to written and earned premiums, and the related losses and acquisition expenses, are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  These adjustments could be material and could significantly impact earnings in the period they are recorded.

When estimating premiums written and unearned premiums, we segregate the business into classes by reinsurance subsidiary, by type of coverage and by type of contract (resulting in approximately 64 classes).  Within each class, business is further segregated by the year in which the contract incepted (the “Underwriting Year”), starting with 2002, our first year of operations.  Classes that are similar in both the nature of their business and estimation process may be grouped for purposes of estimating premiums.  Estimates are made for each class or group of classes and Underwriting Year.  Premiums are estimated based on ceding company estimates and our own judgment after considering factors such as:  (1) the ceding company’s historical premium versus projected premium, (2) the ceding company’s history of providing accurate estimates, (3) anticipated changes in the marketplace and the ceding company’s competitive position therein, (4) reported premiums to date and (5) the anticipated impact of proposed underwriting changes.  Estimates of ultimate premium are made by our underwriters for each contract and Underwriting Year.  Management reviews these estimates with our underwriters and actuaries and selects an ultimate premium estimate.  Estimates of premiums written and unearned premiums are based on the selected ultimate premium estimate and the structure of the reinsurance contracts. We evaluate the appropriateness of these estimates in light of the actual premium reported by the ceding companies, information obtained during audits and other information received from ceding companies.

The following table sets forth our estimated and reported premiums receivable and unearned premiums as of December 31, 2012 and 2011, respectively ($ in thousands):

	2012	2011
Estimated premiums receivable	$108,083	$133,360
Reported premiums receivable	20,434	26,027
Reinsurance premiums receivable	$128,517	$159,387

Unearned premiums	$113,960	$121,164

Estimated premiums receivable and unearned premiums at December 31, 2012 were lower than at December 31, 2011 due to a decrease in both the property and marine and casualty business written in 2012 as compared with 2011.  As of December 31, 2012, the selected estimates of premiums receivable and unearned premiums were lower than the initial estimates made by our underwriters by $6.1 million or 4.7% and by $2.4 million or 2.1%, respectively. We believe that we reasonably could have made a decrease of between $0 and $6.1 million for premiums receivable and between $0 and $2.4 million for unearned premiums.  As of December 31, 2011, the selected estimates of premiums receivable and unearned premiums were lower than the initial estimates made by our underwriters by $14.6 million or 9.2% and by $5.2 million or 4.3%, respectively. We believe that we reasonably could have made a decrease of between $0 and $14.6 million for premiums receivable and between $0 and $5.2 million for unearned premiums.  Key factors that affect premium estimates of our underwriters and management include:  (1) the competition in many classes of business that make it difficult for ceding companies to achieve their premium targets, and (2) the lack of a historical track record for some ceding companies writing new programs.

Certain of our reinsurance contracts include provisions that adjust premiums based upon the loss experience of the contracts.  We take these provisions into account when determining our estimates of premiums written and unearned premiums.  Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses.  These premiums relate to and are earned over the remaining coverage period of the reinsurance contract.  Any unearned premiums existing at the time a contract limit is exhausted or reinstated is earned immediately.  Additional premiums are premiums that are triggered by losses and are earned immediately.  Premiums written and unearned premiums include estimates of reinstatement premiums and additional premiums based on reinsurance contract provisions and loss experience and rely on the estimates of unpaid losses and LAE.

We may record an allowance for uncollectible premiums if we believe an allowance is appropriate in light of our historical experience, the general profile of our ceding companies and our ability to contractually offset premiums receivable against losses and LAE and commission amounts payable to the same parties.

During the years ended December 31, 2012, 2011 and 2010, we recorded net written premiums of $565.0 million, $651.5 million and $760.6 million.  In those years, we recorded increases in prior year net written premiums of $44.8 million, $23.9 million and $23.2 million, respectively.  Substantially all of the change in prior year net premiums written relates to the two most recent underwriting years and were primarily the result of updated premiums reported by our ceding companies.  During the years ended December 31, 2012, 2011 and 2010, we recorded increases in prior year net premiums earned of $30.4 million, $15.3 million and $15.7 million, respectively.  We do not believe that the increases in prior year premium estimates in 2012, 2011 and 2010 are indicative of prospective net premium adjustments in future years because conditions and trends that affected prior years’ premium estimates may not exist in the future.

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

We receive information from ceding companies regarding our liability for unpaid losses and LAE.  This information varies but typically includes information regarding the ceding company’s paid losses and case reserves and may include a ceding company’s estimate of IBNR.  We may increase or decrease case reserves based on receipt of additional information from the ceding companies.  Adjustments that we make to reported case reserves are generally referred to as “additional case reserves”.

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

The liabilities recorded on our consolidated balance sheets as of December 31, 2012 and 2011 for unpaid losses and LAE were $2.0 billion and $2.4 billion, respectively.  These amounts exclude any amounts we may recover from our retrocessionaires under coverage we purchased for such losses.  We record estimates of amounts we expect to recover from retrocessionaires as assets on the consolidated balance sheets.  The following table sets forth our case reserves, additional case reserves and IBNR by segment as of December 31, 2012 and 2011 ($ in thousands):

	Property and Marine (1)	Casualty	Finite Risk	Total
December 31, 2012
Case reserves	$329,926	$388,262	$27,394	$745,582
Additional case reserves	28,272	23,557	2,182	54,011
IBNR	202,860	924,452	34,377	1,161,689
Total unpaid losses and LAE	$561,058	$1,336,271	$63,953	$1,961,282

December 31, 2011
Case reserves	$416,935	$391,013	$29,086	$837,034
Additional case reserves	25,455	29,727	2,187	57,369
IBNR	367,610	1,092,008	35,593	1,495,211
Total unpaid losses and LAE	$810,000	$1,512,748	$66,866	$2,389,614

(1)	Includes $403.3 million and $607.1 million of reserves related to major catastrophes as of December 31, 2012 and 2011, respectively.

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

Reserves - Excluding Major Catastrophes

Reserves, excluding major catastrophes, were $1.6 billion as of December 31, 2012, representing 79% of our unpaid losses and LAE.  When estimating unpaid losses and LAE, we segregate the business into classes by reinsurance subsidiary, by type of coverage and by type of contract (resulting in approximately 64 classes).  Within each class, the business is further segregated by Underwriting Year, starting with 2002, our first year of operations.

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

Initial Loss Estimates

Generally, estimates of ultimate losses that are not related to a specific event are initially determined based on the loss ratio method applied to each Underwriting Year and to each class of business.  The selected ultimate losses are determined by multiplying the initial expected loss ratio by the earned premium.  The initial expected loss ratios are key inputs that involve management judgment and are based on a variety of factors, including:  (1) contract by contract expected loss ratios developed during our pricing process, (2) our historical loss ratios and combined ratios (loss plus acquisition cost ratios), and (3) when available, updated and appropriately adjusted, loss information on business previously underwritten by the reinsurance division of our predecessor, for the reasons described below.  These judgments take into account management’s view of past, current and future factors that may influence ultimate losses, including:  (1) market conditions, (2) changes in the business underwritten, (3) changes in timing of the emergence of claims and (4) other factors that may influence ultimate loss ratios and losses.

Changes in Loss Estimates

The determination of when reported losses are sufficient and credible to warrant selection of an ultimate loss ratio different from initial expected loss ratio also requires judgment.  We generally make adjustments for reported loss experience indicating unfavorable variances from initial expected loss ratios sooner than reported loss experience indicating favorable variances.  This is because the reporting of losses in excess of expectations tends to have greater credibility than an absence or lower than expected level of reported losses. While we continue with this approach, in the fourth quarter of 2012 we began reflecting favorable variances in reported losses in our selection of ultimate loss ratios at an earlier point in the loss development pattern than we had in the past.  For further discussion, see our “Independent Actuarial Review” below.

Over time, as a greater number of claims are reported and the credibility of reported losses improves, actuarial estimates of IBNR are based on the Bornhuetter-Ferguson and the chain ladder techniques.  The loss development pattern is a key input to these techniques.  The Bornhuetter-Ferguson technique utilizes actual reported losses, a loss development pattern and the initial expected loss ratio to determine an estimate of ultimate losses.  We believe this technique is most appropriate when there are few reported claims and a relatively less stable loss development pattern.  The chain ladder technique utilizes actual reported losses and a loss development pattern to determine an estimate of ultimate losses that is independent of the initial expected ultimate loss ratio and earned premium.  We believe this technique is most appropriate when there are a large number of reported losses with significant statistical credibility and a relatively stable loss development pattern.

While we commenced operations in 2002, the business we write is sufficiently similar to the historical reinsurance business of our predecessor, the former reinsurance segment of The St. Paul Companies, Inc., such that we review the historical loss experience of this business when we estimate our own initial expected loss ratios and loss development patterns.  Loss development patterns can span more than a decade.  Therefore, this data is a valuable supplement to our own and industry data.  The historical experience of our predecessor also included information for the administrative costs of managing claims and the related ULAE factors.  In 2010, we conducted a review of our administrative expenses of managing claims that resulted in a $13.2 million reduction of ULAE reserves.

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

In the North American casualty excess-of-loss classes, the loss development patterns are primarily based on our historical reported loss data and that of our predecessor, both of which are supplemented by industry data from the Reinsurance Association of America (“RAA”) and Insurance Services Offices, Inc.  Due to the long loss development pattern in general liability, various sources are used to estimate the end of the loss development pattern referred to as the “tail”.  To estimate the tail, we supplement our historical data, and the data available from our predecessor, with industry data, generally from the RAA, and data received from external actuarial firms.

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

Major Catastrophe Reserves

Generally, an event causing more than $1 billion of property losses to the insurance industry or $10 million of property losses to the Company is considered and tracked as a major catastrophe.  Unpaid losses and LAE related to major catastrophes were $403.3 million, which represented 21% of our total unpaid losses and LAE, as of December 31, 2012.

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

As losses from catastrophes mature, our actuaries generally consider losses reported to us relative to loss development patterns from prior catastrophe events.  Our estimate of ultimate liability for losses and LAE related to a catastrophe event will generally be based on these development patterns after approximately twelve months following the event.  However, since loss development patterns may be inconsistent between events, for very large catastrophes, such as the 2011 earthquake in Japan, we will generally review information on a contract-by-contract basis for a longer period.  Ultimate losses for a catastrophe event are typically reasonably well known within 12 to 24 months following the event, although ultimate losses from an earthquake may take longer to develop. As an example, as of December 31, 2012, the paid and reported losses as a percentage of the current estimated ultimate loss were 67% and 95%, respectively, for the 2011 earthquake in Japan and 96% and 98%, respectively, for the 2010 earthquake in Chile.

In addition to the above major catastrophe events we have established specific reserves for other major catastrophes events.  For additional information on major catastrophe events in 2012, 2011 and 2010 see the “Results of Operations” set forth below in this Form 10-K.

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

Key Inputs in Our Loss Estimate Process

Our estimates are based on assumptions that historical loss development and trends are reasonably predictive of how losses will develop in the future when reported.  New or updated information or loss data may impact our selection of ultimate loss ratios in subsequent periods.  There are various elements of updated loss data and related information that may result in a materially different estimate of ultimate losses.  The four most significant inputs to our loss estimation process are:  (1) the initial expected loss ratio, (2) reported losses to date, (3) the loss development patterns and (4) earned premiums.

Initial Expected Loss Ratio

The initial expected loss ratios are key inputs to our loss estimation process and are derived from historical data and involve a high degree of judgment.  The selection of the initial expected loss ratios also takes into account management’s view of past, current and future factors that may influence expected ultimate losses.  Because of the high degree of judgment required in establishing initial expected loss ratios, there is uncertainty in the resulting estimates.

Reported Losses to Date

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

Loss Development Patterns

The loss development patterns are also key inputs to our loss estimation process.  Loss development patterns reflect the time lag between the occurrence and settlement of a loss.  The time lag in reporting can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, and the deterioration, in connection with health related claims, in a claimant’s physical condition many years after an accident occurs.  As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, we are subject to potential additional time lags in the receipt of information as the primary insurer reports to the broker who in turn reports to us.  As of December 31, 2012, we did not have any significant back-log related to our processing of assumed reinsurance information.  All of the foregoing factors can impact the loss development patterns.  A key assumption that our estimates are based on is that past loss development patterns are reasonably predictive of future loss development patterns.  However, it may be difficult to identify differences in business reinsured from Underwriting Year to Underwriting Year and how such differences can affect loss development patterns.  This difficulty adds to uncertainty in estimates that use these patterns.

In property classes, there can be additional uncertainty in loss estimation related to large catastrophe events.  With wind events, such as hurricanes, the damage assessment process may take more than a year.  The cost of rebuilding may increase due to various factors including supply shortages for construction materials and labor.  In the case of earthquakes, the damage assessment process may take several years to discover structural weaknesses not initially detected in buildings.  The uncertainty inherent in loss estimation is particularly pronounced for casualty coverages, such as umbrella liability, general and product liability, professional liability and automobile liability, where information, such as required medical treatment and costs for bodily injury claims, emerges over time.  In the overall loss estimation process, provisions for economic inflation and changes in the social and legal environment are considered.

Earned Premiums

Changes in estimates of prior years’ earned premiums can also affect prior years’ ultimate losses.  Our actuaries consider factors affecting all key inputs to actuarial techniques when determining the credibility of indications.

Independent Actuarial Review

We regularly engage internationally recognized independent actuarial firms to review our loss reserves. An actuarial review was performed in 2006 by an independent actuarial firm.  In 2009, another actuarial review was performed by a different independent actuarial firm. Each of these reviews provided a low and a high estimate of the Company’s loss reserves and indicated that the Company’s loss reserves at the time of the review were within the low and high estimates indicated by the review.

As part of their 2006 and 2009 reviews, the independent actuarial firms also provided low and high loss development patterns by reserving class. The Company’s actuarial staff applied these low and high loss development patterns for certain of our North American casualty excess-of-loss classes to develop alternative indications of ultimate losses. We considered these alternative indications, along with the indications developed using loss development patterns determined by the Company’s own actuaries, in the selection of ultimate loss ratios.

During 2012, the Company engaged the independent actuarial firm that had performed the 2006 review to perform a review of the Company’s reserves as of March 31, 2012.  In addition, during 2012, we also engaged the independent actuarial firm that performed the 2009 review to perform a review of certain North American casualty classes as of December 31, 2011.  The 2012 reviews were completed during the third quarter of 2012.

Each of the independent actuarial firms provided low and high loss development patterns in their respective 2012 reviews. Generally, these loss development patterns were shorter than the patterns produced in the 2006 and 2009 reviews, indicating that losses were expected to be reported faster than previously estimated by the firms. The shorter patterns generally resulted in lower indicated loss ratios. We applied these low and high loss development patterns for certain of our North American casualty excess-of-loss classes to develop alternative indications of ultimate losses.

In its 2012 review, the independent actuarial firm that performed the 2006 review also provided a range of reasonable estimates for the Company’s loss reserves as of March 31, 2012.  The Company’s loss reserves as of March 31, 2012 were at the high end of this range of reasonable estimates, mainly due to two factors: (1) the shorter loss development patterns used by the independent actuarial firm and (2) faster recognition of favorable reported loss experience by the independent actuarial firm in the selection of ultimate loss ratios. We determined to incorporate these factors in developing alternative indications of ultimate losses, which, together with the favorable variance in reported losses during 2012 and prior years, led to significant favorable development of our loss reserves in the third and fourth quarters of 2012.

We believe incorporating earlier recognition of favorable variances may result in more volatility in our reserve for unpaid losses and loss adjustment expenses than we have previously experienced.

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

Variability of Outcomes

The liability for unpaid losses and LAE as of the balance sheet date represents management’s best estimate of the ultimate liabilities as of that date.  The actuarial techniques used by our actuaries in estimating our liabilities produces a central estimate of ultimate losses and LAE for each class and underwriting year.  These techniques do not produce a range of reasonably possible outcomes.  For some classes, the ultimate value of the liability for unpaid losses and LAE will not be known for decades.  We expect that the ultimate value will differ from current estimates as losses are reported and paid and that difference could be material as reported losses reflect the actual emergence of factors that influence claim costs.  We believe, however, that as a greater percentage of losses are reported, the likelihood of material changes to ultimate losses declines.  Each quarter, we re-estimate ultimate losses and LAE and reflect updated information in those estimates.

During the years ended December 31, 2012, 2011 and 2010, we experienced net favorable loss development of $235.5 million, $113.0 million, and $158.9 million, respectively.  The net favorable loss development was attributable primarily to a level of cumulative losses reported to us by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses, as discussed further in Item 1, “Business – Unpaid Losses and Loss Adjustment Expenses,” in this Form 10-K.

During 2012, 2011, and 2010, approximately $151.9 million, $107.4 million, and $145.7 million, respectively, of the net favorable loss development was attributable to lower reported loss experience than we expected.  In addition, in the fourth quarter of 2012 we began reflecting favorable variances in reported losses in our selection of ultimate loss ratios at an earlier point in the loss development timeline than we had previously.  This earlier recognition accounted for $57.6 million of the net favorable loss development for the year ended December 31, 2012.  Conditions and trends that have affected development of reserves in the past may not necessarily occur in the future.  The factors that may result in differences between our current estimates of loss liability and our ultimate loss liability are set forth above under “Uncertainty of Estimates” in this Form 10-K.

Sensitivity of Estimates

Initial expected loss ratios and loss development patterns are two key inputs to our loss estimation process.  We exercise judgment in establishing key inputs at the beginning of an underwriting year and also as we modify the key inputs, as appropriate, throughout the loss development period.  During the years ended December 31, 2012, 2011 and 2010, changes in the initial expected loss ratio and the loss development patterns resulted in net favorable loss development of $26.0 million, $5.6 million and $13.2 million, respectively.

We have selected the initial expected loss ratio and the loss development patterns for sensitivity analysis.  Ultimate loss estimates for the North American casualty excess-of-loss classes of business, which generally have the longest loss development patterns, have a higher degree of uncertainty than other reserving classes.  IBNR for these classes as of December 31, 2012 was $742.5 million, which was 64% of the total IBNR at that date.  The estimates of unpaid losses and LAE related to North American casualty excess-of-loss classes of business have a higher degree of uncertainty and, consequently, reasonable alternatives to our selected initial expected loss ratios and loss development patterns could vary significantly.

For example,  if we increased the initial expected loss ratio for these classes by 5% from 69% to 74%, we would increase the IBNR for these classes by $56.4 million, which represents approximately 5% of unpaid losses and LAE for these classes as of December 31, 2012, or if we increased the initial expected loss ratio for these classes by 10% from 69% to 79%, we would increase the IBNR for these classes by $102.6 million, which represents approximately 10% of unpaid losses and LAE for these classes as of December 31, 2012.

As another example of key assumption sensitivity, if we shortened the estimated loss development patterns related to North American casualty excess-of-loss classes by 5%, we would decrease the IBNR for these classes by $54.5 million, which represents approximately 5% of unpaid losses and LAE for these classes as of December 31, 2012, or if we shortened the loss development patterns by 10%, we would decrease the IBNR for these classes by $99.7 million, which is approximately 10% of unpaid losses and LAE for these classes as of December 31, 2012.

The sensitivity analysis illustrates how a reasonable alternative assumption could affect the current estimate of our ultimate loss liability.  The sensitivity analysis is not intended to present a range of reasonable possible settlement values in the future.  Over time, changes to the initial expected loss ratio and loss development patterns may vary by more than the sensitivity analysis above as new loss information and data emerges.  Also, other inputs and judgments that impact unpaid losses and LAE may change.  Actual settlement values could be materially different from the current estimates.

Valuation of Investments

Total investments and cash and cash equivalents were $2.2 billion and $1.7 billion, respectively, as at December 31, 2012.  The valuation process for our financial assets and liabilities, comprised primarily of our investments, requires significant judgment and involves analyzing specific factors to each security.  When determining the fair value of a security we generally obtain prices from several sources and establish a hierarchy based on the reliability of information.  The determination of whether unrealized losses represent temporary changes in fair value or were the result of other than temporary impairments also involves judgment.

Fair Value

The accounting guidance related to fair value measurements addresses the recognition and disclosure of fair value measurements where those measurements are either required or permitted by the guidance.  The fair values of our financial assets and liabilities addressed by this guidance are determined primarily through the use of observable inputs.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from external independent sources.   Unobservable inputs reflect management’s assumptions about what market participants’ assumptions would be in pricing the asset or liability based on the best information available.   We classify our financial assets and liabilities in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.  This classification requires judgment in assessing the market and pricing methodologies for a particular security.  The fair value hierarchy is comprised of the following three levels:

Level 1:	Valuations are based on unadjusted quoted prices in active markets for identical financial assets or liabilities;

Level 2:	Valuations are based on prices obtained from independent pricing vendors, index providers or broker-dealers using observable inputs for financial assets and liabilities; and

Level 3:
Valuations are based on unobservable inputs for assets and liabilities where there is little or no market activity.  Management’s assumptions and internal valuation pricing models may be used to determine the fair value of financial assets or liabilities.

The fair value of our fixed maturity securities and short-term investments is based on prices primarily obtained from pricing vendors, index providers, or broker-dealers using observable inputs.  Pricing vendors collect, edit, maintain, evaluate and model data on a large number of securities utilizing primarily market data and observable inputs.  Index providers utilize external sources and pricing models to value index-eligible securities across numerous sectors and asset classes.  Broker-dealers value securities through proprietary trading desks primarily based on observable inputs.  As of December 31, 2012, we valued approximately 51% of our investment securities using prices obtained from pricing vendors, 45% using prices obtained from index providers and 4% using prices obtained from broker-dealers.

The number of prices we obtain per security varies based on the type of asset class and particular reporting period.  Prices are generally obtained from multiple sources when a new security is purchased and a pricing source is assigned to the particular security.  A hierarchy is maintained that prioritizes pricing sources based on availability and reliability of information, with preference generally given to prices provided by pricing vendors and index providers.  Pricing sources may be assigned to a particular security based upon the provider’s expertise.  Generally, the initial pricing source selected is consistently used for each reporting period.  We have not adjusted any prices that we have obtained from pricing sources.  However, if we determine that a price appears unreasonable, we investigate and assess whether the price should be adjusted.

We receive pricing documentation that describes the methodologies used by various pricing sources.  The prices we obtain from pricing sources are validated by performing price comparisons against multiple pricing sources for certain securities as may be available, periodic back-testing of sales to the previously reported fair value, an in-depth review of specific securities when evaluating stale prices, large price movements and other factors, as well as other validation procedures and continuously monitoring market data that relates to our investment portfolio.

Generally, pricing sources determine prices by maximizing the use of observable inputs to determine the fair value measurement.  The inputs used by pricing vendors may include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers and industry and economic events.  The inputs used by index providers may include, but are not limited to, benchmark yields, transactional data, broker-dealer quotes, security cash flows and structures, credit ratings, prepayment speeds, loss severities, credit risks and default rates.  The inputs used by broker-dealers may include, but are not limited to, trade data, bids or offers and other corresponding market data.

We believe that the estimated fair value of our investments is representative of the securities in our portfolio.  However, our estimate of fair value on a particular security may differ from the amount that could be realized if the security was sold immediately.  In addition, when financial markets experience a reduction in liquidity, we may obtain prices for a specific security that have a larger dispersion across price sources and our ability to conduct orderly investment transactions may be limited.

The fair value measurements of our investments classified as Level 3 were approximately 0.3% of our total investments as of December 31, 2012.  Specifically, the fair value measurements of our commercial mortgage-backed securities, non-agency residential mortgage-backed securities and sub-prime asset-backed securities classified as Level 3 used significant unobservable inputs that include probability of default and loss severity in the event of default.  We also considered prepayment rates when fair valuing our Level 3 non-agency mortgage-backed securities and sub-prime asset-backed securities.  The prices we obtained to determine these measurements were based upon unadjusted third party pricing sources.

Investments we own that we may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with related net unrealized gains or losses excluded from net income or loss and included in shareholders’ equity as a component of accumulated other comprehensive income or loss, net of deferred taxes.  Investments we own and have the intent to sell prior to maturity, or securities for which we have elected the fair value option  are classified as trading securities.  Trading securities are reported at fair value, with mark-to-market adjustments included in net realized gains on investments and the related deferred income tax included in income tax expense or benefit in the consolidated statements of operations.

For further discussion on fair values of investments see “Financial Condition – Liquidity – Sources of Liquidity”.

Other-Than-Temporary Impairments

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of an other-than-temporary impairment (“OTTI”).  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  These factors include the overall financial condition of the issuer, the length of time and magnitude of an unrealized loss, specific credit events, changes in credit ratings, the collateral structure, the credit support that may be applicable, discussions with our investment managers and other public information.

In addition, we evaluate projected cash flows in order to determine if a credit impairment has occurred.  The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security.  We recognize the portion of OTTI related to a credit loss in net income or loss in the consolidated statements of operations and the portion of OTTI related to all other factors is recognized in accumulated other comprehensive income in the consolidated balance sheets.

We also consider our intent to sell available-for-sale securities and the likelihood that we will be required to sell these securities before an unrealized loss is recovered.  Our intent to sell a security is based, in part, on adverse changes in the creditworthiness of a debt issuer, pricing and other market conditions and our anticipated net cash flows.  If we determine that we intend to sell a security that is in an unrealized loss position, then the unrealized loss related to such a security representing the difference between the security’s amortized cost and its fair value, is recognized as a net impairment loss in the consolidated statements of operations at the time we determine our intent is to sell.

We believe that the gross unrealized losses in our available-for-sale portfolio of $4.8 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the cash flows expected from these impaired securities, which would be earned through net investment income over the remaining life of the security.

For additional information on our investment portfolio including the credit quality and the net unrealized gain and loss of our investments as at December 31, 2012, see the “Financial Condition – Liquidity – Sources of Liquidity” section in this Form 10-K.

Income Taxes

We provide for income taxes for our subsidiaries operating in income tax paying jurisdictions.  Our provision relies on estimates and interpretations of currently enacted tax laws.  We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Such temporary differences are primarily due to tax basis discounts on unpaid losses and LAE and unearned premiums, deferred acquisition costs and investments.   A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.  Any adjustments to deferred income taxes are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  Any adjustments could be material and could significantly impact earnings in the period they are recorded.

Net deferred tax assets were $22.8 million and $31.6 million for the years ended December 31, 2012 and 2011, respectively.  At each balance sheet date, we evaluate the recoverability of the net deferred tax assets, considering the timing of the reversal of deferred income and expense items as well as the likelihood that we will generate sufficient taxable income to realize the future tax benefits.  We believe that it is more likely than not we will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and accordingly, no valuation allowance was established as of December 31, 2012 and 2011.  See Note 8 to the “Consolidated Financial Statements” contained elsewhere in this Form 10-K for additional information on income taxes.

Risk Transfer Analysis for Reinsurance Transactions

Reinsurance accounting is used for assumed and ceded transactions when risk transfer requirements have been met.  Reinsurance contracts that do not transfer sufficient insurance risk are accounted for as deposits.

All of our assumed and ceded contracts are reviewed by underwriters. Contracts that trigger certain criteria are subjected to a more detailed risk transfer analysis by management. This analysis involves evaluating significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms. The outcome of our risk transfer analysis can be influenced by our own judgment, experience, and interpretations. See Note 1 to the “Consolidated Financial Statements” contained elsewhere in this Form 10-K for additional information regarding our accounting for reinsurance contracts that do not transfer sufficient insurance risk.

Results of Operations

In discussing our Results of Operations, in addition to referring to certain non-GAAP financial measures as defined in Item 6, “Selected Financial Data”,  in this Form 10-K, we also refer to other financial measures such as net losses from major catastrophes, which consist of gross losses and LAE from major catastrophes, net of any retrocessional recoveries and reinstatement premiums earned, and net favorable or unfavorable development, which is the development of prior years’ unpaid losses and LAE and the related impact of premiums and commissions.  Net favorable or unfavorable loss development excludes the related impact of the premiums and commissions.

Net income (loss) and diluted earnings (loss) per common share for the years ended December 31, 2012, 2011 and 2010 were as follows ($ and amounts in thousands, except diluted earnings (loss) per common share):

	2012	2011	2010
Underwriting income (loss)	$212,217	$(296,726)	$108,869
Net investment income	99,947	125,863	134,385
Net realized gains on investments	88,754	3,934	107,791
Net impairment losses on investments	(3,031)	(22,370)	(36,610)
Other revenues (expenses)	(45,663)	(37,898)	(55,783)
Income (loss) before income taxes	352,224	(227,197)	258,652
Income tax (expense) benefit	(24,996)	3,133	(43,154)
Net income (loss)	$327,228	$(224,064)	$215,498
Weighted average shares outstanding for diluted earnings (loss) per common share	33,981	36,901	45,052
Diluted earnings (loss) per common share	$9.60	$(6.04)	$4.78

2012 versus 2011: The net income and diluted earnings per common share for the year ended December 31, 2012 as compared with the net loss and diluted loss per common share for the year ended December 31, 2011 was primarily due to an increase in the net underwriting result attributable to a significant decrease in net losses from major catastrophe activity and an increase in net favorable development.  In addition, there was an increase in net realized gains on investments and a decrease in net impairment losses on investments, partially offset by a decrease in net investment income and higher income taxes.  As the year ended December 31, 2011 resulted in a net loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation.

2011 versus 2010:  The net loss and diluted loss per common share for the year ended December 31, 2011 as compared with net income and diluted earnings per common share for the year ended December 31, 2010 was primarily due to a decrease in the net underwriting result attributable to an increase in major catastrophe activity and a decrease in net favorable development.  In addition, there was a decrease in net investment income and net realized gains on investments, partially offset by a decrease in net impairment losses on investments and lower income taxes.

Underwriting Results

2012 versus 2011:  Net underwriting income was $212.2 million for the year ended December 31, 2012, which compares with a net underwriting loss of $296.7 million for the year ended December 31, 2011.  The change in the net underwriting result was due primarily to a significant decrease in net losses from major catastrophes in 2012 and an increase in net favorable development.

Net losses from major catastrophes were $68.9 million and $510.0 million for the years ended December 31, 2012 and 2011, respectively.  Net favorable development was $234.0 million and $104.4 million for the years ended December 31, 2012 and 2011, respectively.

2011 versus 2010: Net underwriting loss was $296.7 million for the year ended December 31, 2011, which compares with net underwriting income of $108.9 million for the year ended December 31, 2010.  The change in the net underwriting result was due to an increase in net losses from major catastrophes in 2011 and a decrease in net favorable development.

Net losses from major catastrophes were $510.0 million and $214.8 million for the years ended December 31, 2011 and 2010, respectively.  Net favorable development was $104.4 million and $151.9 million for the years ended December 31, 2011 and 2010, respectively.

The following discussion and analysis reviews our underwriting results by operating segment.

Property and Marine

The following table summarizes underwriting results, ratios and the change year over year for the Property and Marine segment for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	Increase (decrease)	2010	Increase (decrease)
Gross premiums written	$260,818	$380,464	$(119,646)	$431,612	$(51,148)
Ceded premiums written	4,636	35,782	(31,146)	18,937	16,845
Net premiums written	256,182	344,682	(88,500)	412,675	(67,993)
Net premiums earned	253,604	356,976	(103,372)	418,763	(61,787)
Net losses and LAE	132,580	628,062	(495,482)	343,509	284,553
Net acquisition expenses	34,342	49,348	(15,006)	60,224	(10,876)
Other underwriting expenses	31,140	27,622	3,518	32,678	(5,056)
Property and Marine segment underwriting income (loss)	$55,542	$(348,056)	$403,598	$(17,648)	$(330,408)

Underwriting ratios:
Net loss and LAE	52.3%	175.9%	(123.6) points	82.0%	93.9 points
Net acquisition expense	13.5%	13.8%	(0.3) points	14.4%	(0.6) points
Other underwriting expense	12.3%	7.7%	4.6 points	7.8%	(0.1) points
Combined	78.1%	197.4%	(119.3) points	104.2%	93.2 points

2012 versus 2011:  The Property and Marine segment underwriting result improved by $403.6 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011, primarily due to a decrease in net losses from major catastrophes.  Net losses from major catastrophes were $68.9 million and $510.0 million for the years ended December 31, 2012 and 2011, respectively.

Net losses from major catastrophes for the year ended December 31, 2012 were primarily attributable to Hurricane Sandy and Property Claims Services (“PCS”) Catastrophes 66 and 67, tornado and hailstorm events affecting primarily Kentucky and Tennessee that occurred in February and March 2012.  Net losses from major catastrophes for the year ended December 31, 2011 were primarily attributable to the February and June earthquakes in New Zealand, the earthquake in Japan, U.S. tornadoes and the floods in Thailand.

Net favorable development was $50.1 million and $40.5 million for the years ended December 31, 2012 and 2011, respectively.

2011 versus 2010:  The Property and Marine segment underwriting result decreased by $330.4 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010, primarily due to an increase in net losses from major catastrophes.  Net losses from major catastrophes were $510.0 million and $214.8 million for the years ended December 31, 2011 and 2010, respectively.  Net losses from major catastrophes for the year ended December 31, 2010 were primarily attributable to earthquakes in Chile and New Zealand.

Net favorable development was $40.5 million and $33.3 million for the years ended December 31, 2011 and 2010, respectively.

Net Premiums Written and Earned

The Property and Marine segment generated 45.3%, 52.9% and 54.3% of our net premiums written for the years ended December 31, 2012, 2011 and 2010, respectively.

2012 versus 2011: Gross premiums written decreased by $119.6 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011, and by $99.0 million when considering reinstatement premiums written related to major catastrophes of $10.5 million and $31.1 million for the years ended December 31, 2012 and 2011, respectively.  The decrease in gross premiums written, excluding reinstatement premiums, was due to decreases across most classes of business, most significantly in the catastrophe excess-of-loss classes and the North American crop class as compared with 2011 and resulted from fewer opportunities that met our underwriting standards and our desire to reduce our exposure to catastrophe events.   The decrease in ceded premiums written was due to a decrease in retrocessional reinsurance purchased for the year ended December 31, 2012 as compared with 2011.  Net premiums earned decreased by $103.4 million for the year ended December 31, 2012 as compared with 2011, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

2011 versus 2010: Gross premiums written decreased by $51.1 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010 and by $64.6 million when considering reinstatement premiums related to major catastrophes of $31.1 million and $17.6 million for the years ended December 31, 2011 and 2010, respectively.  The decrease in gross premiums written, excluding reinstatement premiums, was due to decreases across most classes of business, most significantly in the catastrophe excess-of-loss classes as compared with 2010 and resulted from fewer opportunities that met our underwriting standards and our desire to reduce our exposure to catastrophe events.   The increase in ceded premiums written for the year ended December 31, 2011 was due to an increase in our purchase of retrocessional coverage on catastrophe business that resulted from our desire to reduce our exposure to catastrophe events.  Net premiums earned decreased by $61.8  million for the year ended December 31, 2011 as compared with 2010, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

2012 versus 2011:  Net losses and LAE decreased by $495.5 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011. The decrease in net losses and LAE was primarily due to a decrease in net losses from major catastrophes of $461.7 million and a decrease in non-major catastrophe losses, partially offset by underwriting losses on our 2012 underwriting year North American crop business as a result of the severe drought conditions in the United States.

2011 versus 2010:  Net losses and LAE increased by $284.6 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010, primarily due to an increase in net losses from major catastrophes.

Current Year Major Catastrophe Losses

Net losses from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 30.2 points, 149.1 points and 54.3 points for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table sets forth the components of pre-tax net losses for 2012 major catastrophes for the year ended December 31, 2012 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
Hurricane Sandy	$(40,452)	$5,305	$(35,147)
PCS Catastrophes 66 and 67	(20,084)	2,536	(17,548)
PCS Catastrophe 74	(9,442)	784	(8,658)
PCS Catastrophe 83	(7,223)	1,229	(5,994)
Hurricane Isaac	(1,700)	174	(1,526)
Total	$(78,901)	$10,028	$(68,873)

The following table sets forth the components of pre-tax net losses for 2011 major catastrophes for the year ended December 31, 2011 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
February New Zealand earthquake	$(221,786)	$13,255	$(208,531)
Japan earthquake*	(147,488)	3,851	(143,637)
U.S. tornadoes	(47,289)	4,288	(43,001)
June New Zealand earthquake	(33,675)	-	(33,675)
Thailand floods	(29,694)	1,068	(28,626)
Australian floods	(18,488)	1,960	(16,528)
Cyclone Yasi	(14,353)	877	(13,476)
Hurricane Irene	(13,976)	1,935	(12,041)
Denmark floods	(13,805)	3,366	(10,439)
Total	$(540,554)	$30,600	$(509,954)

* Net of $35.0 million of retrocessional recoveries.

The above table excludes any favorable or unfavorable development subsequent to December 31, 2011.  Any material development is discussed below under Prior Year Loss Development.

The following table sets forth the components of pre-tax net losses for 2010 major catastrophes for the year ended December 31, 2010 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
Chilean earthquake	$(116,266)	$16,050	$(100,216)
New Zealand earthquake	(97,198)	516	(96,682)
Australian floods	(9,884)	-	(9,884)
Windstorm Xynthia	(5,676)	634	(5,042)
PCS Catastrophe 14	(2,215)	325	(1,890)
Other	(1,121)	54	(1,067)
Total	$(232,360)	$17,579	$(214,781)

The above table excludes any favorable or unfavorable development subsequent to December 31, 2010.  Any material development is discussed below under Prior Year Loss Development.

Prior Year Loss Development

2012 versus 2011:  Net favorable loss development was $45.7 million and $41.4 million for the years ended December 31, 2012 and 2011, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 19.2 points and 11.2 points for the years ended December 31, 2012 and 2011, respectively.  Net favorable loss development for the years ended December 31, 2012 and 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

2011 versus 2010:  Net favorable loss development was $41.4 million and $36.9 million for the years ended December 31, 2011 and 2010, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 11.2 points and 9.2 points for the years ended December 31, 2011 and 2010, respectively.  Net favorable loss development for the years ended December 31, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2012 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Catastrophe excess-of-loss (non-major events)	$14,187	$258	$334	$14,779
Property per risk excess-of-loss	11,321	44	1,638	13,003
Major catastrophes	12,671	(36)	(60)	12,575
Property proportional	5,381	(314)	-	5,067
Marine, aviation and satellite	964	(15)	2,239	3,188
Other	1,140	377	-	1,517
Total	$45,664	$314	$4,151	$50,129

Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2010 and 2011 underwriting years.  Net favorable development in the property per risk excess-of-loss class arose primarily from the 2007 through 2011 underwriting years.  Net favorable development in the major catastrophes class arose primarily from the 2011 earthquake in Japan.  Net favorable development in the property proportional class arose primarily from the 2009 through 2011 underwriting years.  Changes to loss development patterns contributed $0.4 million to the net favorable development.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2006 through 2008 underwriting years with changes to loss development patterns contributed $1.1 million to the net favorable development.

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

Net favorable development in the major catastrophes class arose primarily from the February 2010 earthquake in Chile, the September 2010 earthquake in New Zealand and the December 2010 floods in Australia.  Net favorable development in the property per risk excess-of-loss class arose from the 2007 through 2010 underwriting years.  Net favorable development in the property proportional class arose primarily from the 2008 and 2009 underwriting years, with a change in the initial expected loss ratios contributing $0.7 million of the net favorable development.  Net favorable development in the crop class arose primarily from North American business in the 2010 underwriting year.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2007 and 2008 underwriting years. This was partially offset by unfavorable development in the 2009 underwriting year primarily from the loss related to the explosion on the Deepwater Horizon oil rig. Net unfavorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from an increase in loss advices from ceding companies related to fourth quarter 2010 events in Europe and Australia, partially offset by an improvement in North American and international business prior to 2010.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Property per risk excess-of-loss	$22,016	$(149)	$1,133	$23,000
Crop	16,914	(4,732)	-	12,182
Catastrophe excess-of-loss (non-major events)	10,057	222	654	10,933
Property proportional	5,802	(414)	-	5,388
Marine, aviation and satellite	(1,776)	(361)	751	(1,386)
Major catastrophes	(16,160)	-	(692)	(16,852)
Total	$36,853	$(5,434)	$1,846	$33,265

Net favorable development in the property per-risk excess-of-loss class arose primarily from the 2007 and 2009 underwriting years.  Net favorable loss development in the crop class arose primarily from North American business in the 2009 underwriting year.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2009 underwriting year.  Net favorable development in the property proportional class arose primarily from North American business in the 2005 through 2008 underwriting years.  Net unfavorable development in the marine, aviation and satellite class arose primarily from the 2003 and 2006 underwriting years, partially offset by favorable development primarily from the 2007 and 2008 underwriting years. A change in the loss development patterns in the marine excess-of-loss class contributed $2.5 million of unfavorable development.  Net unfavorable development in the major catastrophes class arose primarily from Hurricane Ike in the 2008 underwriting year.

Calendar Year Losses – Excluding Major Catastrophes and Prior Years’ Loss Development

2012 versus 2011: The calendar year loss ratios, excluding major catastrophes and prior years’ loss development, were 41.6% and 39.5% for the years ended December 31, 2012 and 2011, respectively.  Underwriting losses on our 2012 underwriting year North American crop business as a result of the severe drought conditions in the United States were $17.6 million for year ended December 31, 2012 compared with a $1.5 million underwriting loss on our 2011 underwriting year North American crop business for the year ended December 31, 2011.  The loss ratio was also impacted by improved results in the catastrophe excess-of-loss (non-major events) class in 2012 as compared with 2011.

Calendar year losses and related loss ratios, excluding losses from major catastrophes and prior years’ loss development, were also impacted by changes in the mix of business.

2011 versus 2010:  The calendar year loss ratios, excluding major catastrophes and prior years' loss development, were 39.5% and 37.1% for the years ended December 31, 2011 and 2010, respectively.  The increase in the loss ratio was primarily due to the North American catastrophe class (non-major events) which had a higher loss ratio in 2011 as compared with 2010.

Calendar year losses and related loss ratios, excluding losses from major catastrophes and loss development, were also impacted by changes in the mix of business.

Net Acquisition Expenses

2012 versus 2011:  Net acquisition expenses and related net acquisition expense ratios were $34.3 million and 13.5%, respectively, for the year ended December 31, 2012 and $49.3 million and 13.8%, respectively, for the year ended December 31, 2011.  The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned as compared with the same period in 2011.  Net acquisition expenses and related net acquisition expense ratios were also impacted by changes in the mix of business.

2011 versus 2010:  Net acquisition expenses and related net acquisition expense ratios were $49.3 million and 13.8%, respectively, for the year ended December 31, 2011 and $60.2 million and 14.4%, respectively, for the year ended December 31, 2010.  The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned and a decrease in commissions related to prior years’ loss development as compared with the same period in 2010.  The decrease in acquisition expense ratio for the year ended December 31, 2011 was primarily due to a decrease in commissions related to prior years’ loss development as compared with the same period in 2010. The commissions related to prior years’ loss development was $0.2 million and $5.4 million for the years ended December 31, 2011 and 2010, respectively.  The commissions related to prior years’ loss development increased the net acquisition expense ratio by 0.1 points and 1.2 points for the years ended December 31, 2011 and 2010, respectively.  Net acquisition expenses and related net acquisition expense ratios were also impacted by changes in the mix of business.

Other Underwriting Expenses

2012 versus 2011:  Other underwriting expenses were $31.1 million and $27.6 million for the years ended December 31, 2012 and 2011, respectively.  The increase was primarily the result of an increase in performance-based compensation accruals in 2012 versus 2011.

2011 versus 2010:  Other underwriting expenses were $27.6 million and $32.7 million for the years ended December 31, 2011 and 2010, respectively. The decrease was primarily the result of a decrease in performance-based compensation accruals in 2011 versus 2010.

Casualty

The following table summarizes underwriting results, ratios and the change year over year for the Casualty segment for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	Increase (decrease)	2010	Increase (decrease)
Net premiums written	$287,112	$296,989	$(9,877)	$329,397	$(32,408)
Net premiums earned	294,122	318,734	(24,612)	343,812	(25,078)
Net losses and LAE	43,763	178,650	(134,887)	119,679	58,971
Net acquisition expenses	68,987	72,738	(3,751)	71,474	1,264
Other underwriting expenses	22,937	19,002	3,935	23,091	(4,089)
Casualty segment underwriting income	$158,435	$48,344	$110,091	$129,568	$(81,224)

Underwriting ratios:
Net loss and LAE	14.9%	56.0%	(41.1) points	34.8%	21.2 points
Net acquisition expense	23.5%	22.8%	0.7 points	20.8%	2.0 points
Other underwriting expense	7.8%	6.0%	1.8 points	6.7%	(0.7) points
Combined	46.2%	84.8%	(38.6) points	62.3%	22.5 points

2012 versus 2011:  The Casualty segment underwriting income increased by $110.1 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011 as a result of an increase in net favorable development.  Net favorable development was $184.1 million and $59.9 million for the years ended December 31, 2012 and 2011, respectively.

2011 versus 2010:  The Casualty segment underwriting income decreased by $81.2 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010, primarily due to a decrease in net favorable development.  Net favorable development was $59.9 million and $121.1 million for the years ended December 31, 2011 and 2010, respectively.  In addition, a review of our administrative costs of managing claims resulted in a reduction of $13.2 million in ULAE reserves and an increase in underwriting income for the year ended December 31, 2010.

Net Premiums Written and Earned

The Casualty segment generated 50.8%, 45.6% and 43.3% of our net premiums written for the years ended December 31, 2012, 2011 and 2010, respectively.

2012 versus 2011:  Net premiums written decreased by $9.9 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Net premiums written in the years ended December 31, 2012 and 2011 were impacted by increases to prior years’ premium estimates of $34.8 million and $21.5 million, respectively. Excluding the impact of increases to prior years’ premium estimates, net premiums written decreased by $23.2 million primarily due to fewer opportunities that met our underwriting standards across most classes.  The net premiums earned in the years ended December 31, 2012 and 2011 were impacted by increases to prior years’ premium estimates of $23.0 million and $11.7 million, respectively. Excluding the impact of increases to prior years’ premium estimates, net premiums earned decreased by $35.9 million. Net premiums earned decreased as a result of the decreases in net premiums written in current and prior periods. Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

2011 versus 2010:  Net premiums written decreased by $32.4 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010 primarily due to decreases in the North American casualty excess-of-loss, international casualty and financial lines classes as a result of fewer opportunities that met our underwriting standards.  The net premiums written in the years ended December 31, 2011 and 2010 were impacted by increases to prior years’ premium estimates of $21.5 million for both years.  The net premiums earned in the years ended December 31, 2011 and 2010 were also impacted by increases to prior years’ premium estimates of $11.7 million and $16.2 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums earned decreased by $20.6 million.  Net premiums earned decreased as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

2012 versus 2011:  Net losses and LAE decreased by $134.9 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011, primarily due to an increase in net favorable loss development.

2011 versus 2010:  Net losses and LAE increased by $59.0 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010, primarily due to a decrease in net favorable loss development.

Prior Year Loss Development

2012 versus 2011:  Net favorable loss development was $182.0 million and $59.4 million for the years ended December 31, 2012 and 2011, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 62.5 points and 18.8 points for the years ended December 31, 2012 and 2011, respectively.  Net favorable loss development for the year ended December 31, 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  In the fourth quarter of 2012, we began reflecting favorable variances in reported losses in our selection of ultimate loss ratios at an earlier point in the loss development timeline than we had in the previously. This earlier recognition accounted for $56.0 million of the net favorable loss development for the year ended December 31, 2012.   Also, net favorable loss development of $24.4 million was attributable to changes in loss development patterns for several classes.

Net favorable loss development for the year ended December 31, 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  Net favorable development of $4.9 million related to changes in loss development patterns.

2011 versus 2010:  Net favorable loss development was $59.4 million and $113.3 million for the years ended December 31, 2011 and 2010, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 18.8 points and 33.6 points for the years ended December 31, 2011 and 2010, respectively.  Net favorable loss development for the years ended December 31, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  Net favorable development of $15.5 million related to changes in loss development patterns for the year ended December 31, 2010.  In addition, changes in our estimate of the administrative costs of managing claims of $13.2 million decreased the net loss and LAE ratio by 3.5 points in 2010.

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2012 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$66,728	$46	$766	$67,540
North American umbrella	45,494	(369)	-	45,125
North American occurrence	25,988	(119)	53	25,922
International casualty	19,064	161	277	19,502
Financial lines	12,431	(370)	916	12,977
North American clash	8,577	(85)	439	8,931
Accident and health	3,743	414	-	4,157
Other	(11)	-	-	(11)
Total	$182,014	$(322)	$2,451	$184,143

Net favorable development in the North American claims made class arose primarily from the 2004 through 2009 underwriting years with changes in loss development patterns contributing $6.8 million.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2009 underwriting years with changes in loss development patterns contributing $16.1 million to the net favorable development.  Net favorable development in the North American occurrence class arose primarily from the 2002 through 2005 and 2007 through 2009 underwriting years partially offset by net unfavorable development in the 2006, 2010 and 2011 underwriting years.  Changes in loss development patterns contributed $5.8 million to the net unfavorable development.   Net favorable development in the international casualty class arose primarily from the 2003 through 2007 and 2009 underwriting years.  Changes in loss development patterns contributed $5.1 million to the net favorable development.  This was partially offset by net unfavorable development on the 2008 underwriting year which was impacted by claims related to the credit crisis arising from the financial institutions business as well as liability arising from Australian wildfires.  Net favorable development in the financial lines class arose primarily from the 2006 and 2011 underwriting years.  Changes in loss development patterns contributed $1.4 million to the net favorable development.  Net favorable development in the North American clash class arose primarily from the 2004 and 2008 underwriting years.  Changes in loss development patterns contributed $0.6 million to the net favorable development.  Net favorable development in the accident and health class arose from most prior underwriting years.

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

The following table sets forth the net favorable (unfavorable) development for the year ended December 31, 2010 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$54,054	$2,714	$-	$56,768
North American occurrence excess-of-loss	35,377	(327)	72	35,122
North American clash	12,748	86	140	12,974
Financial lines	11,488	(13)	(1)	11,474
North American umbrella	9,205	212	-	9,417
Accident and health	5,038	1,292	-	6,330
International casualty	(14,768)	800	2,819	(11,149)
Other	139	-	-	139
Total	$113,281	$4,764	$3,030	$121,075

Net favorable development in the North American claims made class arose primarily from the 2003 through 2007 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2002 through 2006 underwriting years.  A review of historical results in the North American clash class resulted in a change to the initial expected loss ratios in all prior underwriting years.  This change in initial expected loss ratios contributed $13.7 million to the net favorable development in this class.  Net favorable development in the financial lines class arose primarily from the North American surety business in the 2004 through 2008 underwriting years.  Net favorable development in the North American umbrella class arose primarily from the 2003, 2004 and 2006 underwriting years, partially offset by net unfavorable development in the 2008 underwriting year.  Net favorable development in the accident and health class arose primarily from the 2005 and 2008 underwriting years. The international casualty class was impacted by net unfavorable development from financial institutions business and utility companies’ exposure to wildfires in Australia in the 2008 underwriting year.  This was partially offset by net favorable development in all other underwriting years.  This class also benefited by $2.0 million of favorable development from changes in loss development patterns and initial expected loss ratios.

Calendar Year Losses – Excluding Prior Years’ Loss Development

2012 versus 2011:  The calendar year loss ratios, excluding prior years’ loss development, were 77.4% and 74.8% for the years ended December 31, 2012 and 2011, respectively.  The loss ratio was impacted by an increase in the financial lines loss ratio as compared with 2011.  Calendar year losses and related ratios, excluding prior years’ loss development, were also impacted by changes in the mix of business.

2011 versus 2010:  The calendar year loss ratios, excluding prior years’ loss development, were 74.8% and 68.4% for the years ended December 31, 2011 and 2010, respectively.  Calendar year losses and related ratios, excluding prior years’ loss development, were impacted by changes in the mix of business.

Net Acquisition Expenses

2012 versus 2011:  Net acquisition expenses and related net acquisition expense ratios were $69.0 million and 23.5%, respectively, for the year ended December 31, 2012 and $72.7 million and 22.8%, respectively, for the year ended December 31, 2011.  Net acquisition expenses and related net acquisition expense ratios were impacted by changes in the mix of business.

2011 versus 2010:  Net acquisition expenses and related net acquisition expense ratios were $72.7 million and 22.8%, respectively, for the year ended December 31, 2011 and $71.5 million and 20.8%, respectively, for the year ended December 31, 2010.  The increase in the acquisition expense ratio was due to an increase in commissions related to prior years’ loss development for the year ended December 31, 2011 as compared with the same period in 2010.  The increase in commissions related to prior years’ loss development was $0.2 million and had no effect on the net acquisition expense ratio for the year ended December 31, 2011.  The decrease in commissions related to prior years’ loss development was $4.8 million and decreased the net acquisition expense ratio by 1.6 points for the year ended December 31, 2010.  Net acquisition expenses and related net acquisition expense ratios were also impacted by changes in the mix of business.

Other Underwriting Expenses

2012 versus 2011:  Other underwriting expenses were $22.9 million and $19.0 million for the years ended December 31, 2012 and 2011, respectively.  The increase was primarily the result of an increase in performance-based compensation accruals in 2012 versus 2011.

2011 versus 2010:  Other underwriting expenses were $19.0 million and $23.1 million for the years ended December 31, 2011 and 2010, respectively.  The decrease was primarily the result of a decrease in performance-based compensation accruals in 2011 versus 2010.

Finite Risk

The following table summarizes underwriting activity, ratios and the change year over year for the Finite Risk segment for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	Increase (decrease)	2010	Increase (decrease)
Net premiums written	$21,706	$9,843	$11,863	$18,517	$(8,674)
Net premiums earned	18,770	13,742	5,028	17,419	(3,677)
Net losses and LAE	7,317	(1,275)	8,592	4,232	(5,507)
Net acquisition expenses	12,108	11,091	1,017	14,978	(3,887)
Net losses, LAE and acquisition expenses	19,425	9,816	9,609	19,210	(9,394)
Other underwriting expenses	1,105	940	165	1,260	(320)
Finite Risk segment underwriting income (loss)	$(1,760)	$2,986	$(4,746)	$(3,051)	$6,037

Underwriting ratios:
Net loss and LAE	39.0%	(9.3%)		24.3%
Net acquisition expense	64.5%	80.7%		86.0%
Net loss, LAE and acquisition expense	103.5%	71.4%	32.1 points	110.3%	(38.9) points
Other underwriting expense	5.9%	6.8%	(0.9) points	7.2%	(0.4) points
Combined	109.4%	78.2%	31.2 points	117.5%	(39.3) points

During the years ended December 31, 2012, 2011 and 2010, the in-force Finite Risk portfolio consisted of one contract and we expect minor activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

Net Premiums Written and Earned

The Finite Risk segment generated 3.9%, 1.5% and 2.4% of our net premiums written for the years ended December 31, 2012, 2011 and 2010, respectively.

2012 versus 2011:  Net premiums written increased by $11.9 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011.  The net premiums written in the year ended December 31, 2012 were impacted by increases to prior years’ premium estimates of $5.8 million compared to decreases to prior years’ premiums estimates of $0.6 million for the year ended December 31, 2011.  Excluding the impact of increases to prior years’ premium estimates, net premiums written increased by $5.5 million due to an increase in premium written relating to the one in-force contract.  The net premiums earned in the year ended December 31, 2012 were also impacted by increases to prior years’ premium of $2.1 million compared to decreases of $0.6 million for the year ended December 31, 2011.  Excluding the impact of increases to prior years’ premium, net premiums earned increased by $2.4 million.

2011 versus 2010:   Net premiums written decreased by $8.7 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010, primarily as a result of a decrease in the premiums written relating to the one in-force contract.

Net Losses and LAE and Acquisition Expenses

2012 versus 2011:  Net losses, LAE and acquisition expenses increased by $9.6 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011 primarily due to an increase in premiums earned.  Also, net unfavorable development was $0.2 million for the year ended December 31, 2012 and net favorable development was $4.0 for the year ended December 31, 2011.  Net favorable development for the year ended December 31, 2011 was primarily related to contracts from the 2004 underwriting year offset by net unfavorable development related to a contract from the 2003 underwriting year.  The net unfavorable development increased the net loss and LAE and acquisition expense ratio by 1.3 points for the year ended December 31, 2012 and the net favorable development decreased the net loss and LAE and acquisition expense ratio by 29.0 points for the year ended December 31, 2011.   In addition, a change in underwriting conditions resulted in an increase in the loss and loss adjustment expense ratio for the current period.

2011 versus 2010:  Net losses, LAE and acquisition expenses decreased by $9.4 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010, primarily due to net favorable development in 2011 as compared with net unfavorable development in 2010.  Net favorable development was $4.0 million for the year ended December 31, 2011 compared with net unfavorable development of $2.5 million for the year ended December 31, 2010.  Net unfavorable development for the year ended December 31, 2010 was primarily related to a contract from the 2003 underwriting year.  The net favorable development decreased the net loss and LAE and acquisition expense ratio by 29.0 points for the year ended December 31, 2011 and the net unfavorable development increased the ratio by 14.3 points for the year ended December 31, 2010.

Non-Underwriting Results

Net Investment Income

2012 versus 2011:  Net investment income was $99.9 million and $125.9 million for the years ended December 31, 2012 and 2011, respectively.  Net investment income decreased during the year ended December 31, 2012 as compared with 2011 primarily from a decrease in the average book yield for the portfolio from 3.1% to 2.6%.  We also had a reduction of approximately $242.0 million in the average book value of our investments and cash and cash equivalents for the year ended December 31, 2012 as compared with 2011.

2011 versus 2010:  Net investment income was $125.9 million and $134.4 million for the years ended December 31, 2011 and 2010, respectively.  Net investment income decreased during the year ended December 31, 2011 as compared with the same period in 2010, due to a decrease in the average book yield for the portfolio from 3.2% to 3.1% and a reduction of approximately $154.0 million in the average book value of our investments and cash and cash equivalents.

Net Realized Gains on Investments

2012 versus 2011:  Net realized gains on investments were $88.8 million and $3.9 million for the years ended December 31, 2012 and 2011, respectively.  Sales of investments resulted in net realized gains of $90.1 million for the year ended December 31, 2012 and included $68.0 million from the sale of municipal bonds, $9.6 million from the sale of commercial mortgage-backed securities ("CMBS”) and $9.2 million from the sale of corporate bonds.  Also included in net realized gains was a net negative impact from mark-to-market adjustments on trading securities of $1.3 million for the year ended December 31, 2012 that was related to non-U.S government securities.  Sales of investments resulted in net realized gains of $1.4 million for the year ended December 31, 2011, primarily from U.S. Treasury Inflation-Protected Securities (“TIPS”) and corporate bonds partially offset by realized losses from U.S. Government securities.  The net positive impact from mark-to-market adjustments on trading securities of $2.5 million for the year ended December 31, 2011 was related primarily to non-U.S government securities partially offset by insurance-linked securities.

2011 versus 2010:  Net realized gains on investments were $3.9 million and $107.8 million for the years ended December 31, 2011 and 2010, respectively.  Sales of investments resulted in net realized gains of $106.4 million for the year ended December 31, 2010, primarily from U.S. Government securities, U.S. Government agency residential mortgage-backed securities ("RMBS") and non-U.S. government securities.  The net positive impact from mark-to-market adjustments on trading securities of $1.4 million for the year ended December 31, 2010 were related primarily to non-U.S. government securities.

Net Impairment Losses on Investments

Net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.

2012 versus 2011: Net impairment losses on investments were $3.0 million and $22.4 million for the years ended December 31, 2012 and 2011, respectively.  The net impairment losses recorded for the year ended December 31, 2012 related substantially all to non-agency RMBS.  The net impairment losses recorded for the year ended December 31, 2011 reflected our revised assumptions regarding macroeconomic conditions in the United States, including the outlook for home prices, and included $19.0 million related to non-agency RMBS and $3.4 million related to sub-prime asset-backed securities (“ABS”).

2011 versus 2010:  Net impairment losses on investments were $22.4 million and $36.6 million for the years ended December 31, 2011 and 2010, respectively.  The net impairment losses recorded for the year ended December 31, 2010 included $17.7 million related to sub-prime ABS, $11.2 million related to non-agency RMBS and $7.7 million related to CMBS.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
Other income (expense)	$(239)	$645	$(207)
Operating expenses	(25,271)	(15,615)	(25,607)
Net foreign currency exchange (losses) gains	(1,055)	473	(1,385)
Net changes in fair value of derivatives	-	(4,329)	(9,588)
Interest expense	(19,098)	(19,072)	(18,996)
Other revenues (expenses)	$(45,663)	$(37,898)	$(55,783)

Operating Expenses

2012 versus 2011:  Non-underwriting operating expenses were $25.3 million and $15.6 million for the years ended December 31, 2012 and 2011, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The increase was primarily the result of an increase in performance-based compensation accruals in 2012 versus 2011.

2011 versus 2010:  Non-underwriting operating expenses were $15.6 million and $25.6 million for the years ended December 31, 2011 and 2010, respectively.  The decrease was primarily the result of a decrease in performance-based compensation accruals in 2011 versus 2010.

Net Changes in Fair Value of Derivatives

2012 versus 2011: There were no net changes in the fair value of derivatives for the year ended December 31, 2012 as we did not hold any derivatives during this period.  Net changes in the fair value of derivatives resulted in an expense of $4.3 million for the year ended December 31, 2011.  The net changes in the fair value of derivatives for the year ended December 31, 2011 were primarily attributable to expenses of $2.5 million related to a decrease in the fair value of a derivative agreement that was used to manage our exposure to certain underwriting risks until it expired on July 31, 2011 and expenses of $1.6 million related to put options on treasury futures that were purchased to temporarily protect our investment portfolio against a sudden increase in interest rates.

2011 versus 2010:  The net changes in the fair value of derivatives resulted in an expense of $4.3 million and $9.6 million for the years ended December 31, 2011 and 2010, respectively.  The net changes in the fair value of derivatives for the year ended December 31, 2010 were attributable to the derivative agreement that was used to manage our exposure to certain underwriting risks.

Interest Expense

2012 versus 2011:  Interest expense was $19.1 million for both the years ended December 31, 2012 and 2011 and related to our $250.0 million of debt obligations.

2011 versus 2010:  Interest expense was $19.1 million and $19.0 million for the years ended December 31, 2011 and 2010, respectively, and related to our $250.0 million of debt obligations.

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

2012 versus 2011:  Income tax expense was $25.0 million and income tax benefit was $3.1 million for the years ended December 31, 2012 and 2011, respectively.  Our effective tax rate was 7.1%  and (1.4%) for the years ended December 31, 2012 and 2011, respectively.  Income tax expense or benefit is primarily driven by the taxable income or loss generated by our U.S.-based subsidiaries.

Pre-tax income was $272.2 million and $80.3 million in our Bermuda and U.S. companies, respectively, for the year ended December 31, 2012.  Pre-tax loss was $235.6 million in our Bermuda companies and pre-tax income was $7.4 million in our U.S. companies for the year ended December 31, 2011.  In 2011, pre-tax loss in our Bermuda companies resulted primarily from an increase in losses related to major catastrophe activity.

2011 versus 2010:  Income tax benefit was $3.1 million and income tax expense was $43.2 million for the years ended December 31, 2011 and 2010, respectively.  Our effective tax rate was (1.4%) and 16.7% for the years ended December 31, 2011 and 2010, respectively.  Income tax expense or benefit is primarily driven by the taxable income or loss generated by our U.S.-based subsidiaries.

Pre-tax income was $122.9 million and $130.3 million in our Bermuda and U.S. companies, respectively, for the year ended December 31, 2010.

See Note 8 to the "Consolidated Financial Statements" contained elsewhere in this Form 10-K for further detail on our pre-tax income by jurisdiction as well as a reconciliation of expected income taxes to our actual income tax expense or benefit.

Financial Condition

Liquidity

Liquidity Requirements

Platinum Holdings is a holding company, the assets of which consist primarily of shares of its subsidiaries.  Platinum Holdings’ liquidity requirements, and those of Platinum Finance, include the payment of operating expenses, debt service obligations and income taxes.  Our reinsurance subsidiaries’ principal liquidity requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, income taxes and dividends to Platinum Holdings and Platinum Finance.  We consider the impact of dividends and other distributions from our reinsurance subsidiaries on their respective capital levels, which may impact the financial strength rating assigned to our subsidiaries by A.M. Best and S&P.

Collateral Requirements of our Reinsurance Subsidiaries

Platinum Bermuda is not licensed, approved or accredited as a reinsurer in the United States and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid losses and LAE and unearned premiums in a form acceptable to state insurance commissioners.  Platinum Bermuda and Platinum US also provide reinsurance coverage in many other international jurisdictions, several of which require us to provide collateral. Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust or funds held by ceding companies.  See “Sources of Liquidity – Credit Facilities” below for additional information on our credit facilities and the collateral required by us under these facilities.

Platinum Bermuda and Platinum US have reinsurance and other contracts that also require them to provide collateral to ceding companies when certain levels of assumed liabilities are attained.  Should certain events occur, such as a decline in our financial strength rating by A.M. Best or S&P below specified levels or a decline in statutory equity below specified amounts, the amount of collateral required may increase.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.  Investments of $63.0 million and cash and cash equivalents of $10.4 million, were pledged to collateralize obligations under various reinsurance contracts as of December 31, 2012.

Investments with a carrying value of $6.2 million and cash and cash equivalents of less than $0.1 million were also pledged to U.S. regulatory authorities as of December 31, 2012.

Other Liquidity Requirements

Platinum Holdings fully and unconditionally guarantees the outstanding $250.0 million of debt obligations of Platinum Finance.  Platinum Finance pays interest at a rate of 7.5% per annum on June 1 and December 1 of each year.

Platinum Holdings also may require cash to pay for share repurchases.  See “Capital Resources - Share and Debt Repurchases” below for additional discussion of share repurchases.

Sources of Liquidity

Platinum Holdings and Platinum Finance’s sources of liquidity include cash and cash equivalents, liquid investments, borrowings from credit facilities, the potential issuance of securities, and dividends and other distributions from subsidiaries. Our reinsurance subsidiaries’ sources of funds consist primarily of cash and cash equivalents, cash flows from operations, proceeds from sales, redemption and maturity of investments and borrowings from our credit facilities.

As at December 31, 2012, we had consolidated cash and cash equivalents of $1.7 billion, including $70.6 million at Platinum Holdings.  We expect that Platinum Holdings’ liquidity needs for the next twelve months will be met by our cash and cash equivalents and available dividend capacity from our subsidiaries.  We expect that our reinsurance subsidiaries’ liquidity needs for the next twelve months will be met by our cash and cash equivalents, cash flows from operations, investment income and proceeds from the sale, redemption or maturity of our investments.

Cash Flows

Net cash flows used in operating activities were $165.3 million, or $178.8 million excluding trading securities, and $33.7 million, or $65.1 million excluding trading securities, for the years ended December 31, 2012 and 2011, respectively.  Cash flows used in operating activities resulted primarily from an increase in the payment of losses and LAE and a reduction in premium volume in the years ended December 31, 2012 and 2011.  Our reinsurance subsidiaries generally have liquidity from premiums, which are received in advance of the time losses are paid.  The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future.  However, due to the nature of our reinsurance operations, cash flows are affected by claim payments that can fluctuate from year to year.  The amount and timing of actual claim payments can vary based on many factors, including the severity of individual losses, changes in the legal environment and general market conditions. As a result of a reduction in premium volume and expected loss payments resulting from major catastrophe activity that has occurred since the beginning of 2010, we anticipate that our operating cash flows will be negative for at least the next 12 months.

Net cash flows provided by investing activities were $1.2 billion for the year ended December 31, 2012 and net cash flows used in investing activities were $24.2 million for the year ended December 31, 2011.  In 2012, net cash flows provided by investing activities were primarily due to sales and maturities of fixed maturity available-for-sale and short-term investments, partially offset by the acquisition of fixed maturity available-for-sale securities and short-term investments.  In 2011, net cash flows used in investing activities were primarily due to an increase in the acquisition of short-term investments partially offset by sales and maturities of fixed maturity available-for-sale and short-term investments.  In 2012, we increased our cash balance from investing activities as a result of managing the overall duration of our investment portfolio and in planning for the expected loss payments from major catastrophe activity that has occurred since the beginning of 2010.

Net cash flows used in financing activities were $121.9 million and $153.1 million for the years ended December 31, 2012 and 2011, respectively.  Net cash flows used in financing activities in 2012 primarily related to repurchases of common shares of $115.7 million and the payment of dividends to common shareholders of $10.7 million.  Net cash flows used in financing activities in 2011 primarily related to repurchases of common shares and the purchase of common share options totaling $142.6 million and the payment of dividends to common shareholders of $11.7 million.

Investments

As part of our investment strategy, we seek to establish a level of cash and liquid short-term and intermediate-term securities which, including expected cash outflows from our operating activities, we believe to be adequate to meet our foreseeable payment obligations.  The ultimate amount and timing of claim payments could differ materially from our estimates and create significant variations in cash flows from operations between periods, which may require us to make payments from other sources of liquidity, such as sales of investments, borrowings from credit facilities or proceeds from capital market transactions.  If we need to sell investments to meet liquidity requirements, the sale of such investments may be at a material loss.

Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  See Note 3 to the “Consolidated Financial Statements” in this Form 10-K for additional discussion of fair values.  The following table sets forth the fair values, net unrealized gains and losses and credit quality of our investments as of December 31, 2012 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Credit Quality
Fixed maturity available-for-sale securities:
U.S. Government	$4,944	$312	Aaa
Municipal bonds:
State general obligation bonds	737,015	82,497	Aa2
Essential service bonds	258,067	23,953	Aa3
State income tax and sales tax bonds	107,506	15,501	Aa1
Other municipal bonds	69,495	5,702	Aa2
Pre-refunded bonds	37,851	2,008	Aa3
Subtotal	1,209,934	129,661	Aa2
Non-U.S. governments	50,977	999	Aa1
Corporate bonds:
Industrial	187,582	11,387	Baa2
Utilities	68,833	4,886	A3
Insurance	44,493	4,654	Baa1
Subtotal	300,908	20,927	Baa1
Commercial mortgage-backed securities	135,526	8,378	Aa3
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	200,930	2,154	Aaa
Non-agency residential mortgage-backed securities	20,692	(2,863)	Caa2
Subtotal	221,622	(709)	Aa2
Asset-backed securities:
Asset-backed securities	13,634	34	Aaa
Sub-prime asset-backed securities	4,140	534	C
Subtotal	17,774	568	A2
Total fixed maturity available-for-sale securities	1,941,685	160,136	Aa3
Fixed maturity trading securities:
Non-U.S. governments	112,813	n/a	Aaa
Total fixed maturity trading securities	112,813	n/a	Aaa
Short-term investments:
Available-for-sale	49,186	(161)	Aaa
Trading	123,615	n/a	Aaa
Total short-term investments	172,801	(161)	Aaa
Total investments	$2,227,299	$159,975	Aa3

Our investable assets, which consist of investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers, totaled $4.0 billion and $4.2 billion as at December 31, 2012 and 2011, respectively.  Investable assets had a weighted average duration of 2.6 and 3.6 years as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, our investable assets had a weighted average credit rating of Aa1, primarily measured by Moody’s.  If a particular security did not have a Moody’s rating then a rating from S&P was generally converted to a Moody’s equivalent rating.

Our non-U.S. government bond portfolio, which includes our short-term investments classified as trading, consists of securities issued by governments, provinces, agencies and supranationals.

The following table provides additional detail on the fair value and amortized cost of our portfolio of non-U.S. government fixed maturity available-for-sale securities, fixed maturity trading securities and short-term investments converted to U.S. dollars as of December 31, 2012 ($ in thousands):

	Fair Value
Non-U.S. government portfolio	Basic Monetary Unit	Other Non-U.S. Dollar	U.S. Dollar	Total	Amortized Cost
Germany	$44,713	$-	$-	$44,713	$41,529
Netherlands	-	1,563	-	1,563	1,433
Eurozone governments	44,713	1,563	-	46,276	42,962
New Zealand	99,895	-	-	99,895	99,897
United Kingdom	56,421	-	-	56,421	51,644
Australia	30,590	-	-	30,590	30,201
Norway	-	-	25,350	25,350	25,008
Sweden	-	1,299	20,341	21,640	21,187
Japan	-	-	5,286	5,286	5,000
Supranational	-	1,947	-	1,947	1,747
Other non-U.S. governments	186,906	3,246	50,977	241,129	234,684
Total non-U.S. governments	$231,619	$4,809	$50,977	$287,405	$277,646

We invest in non-U.S. dollar denominated securities for purposes of hedging our non-U.S. dollar denominated net reinsurance liabilities.

In addition to the investments noted above, we hold non-U.S. dollar denominated cash and cash equivalents of $145.5 million that are also held for the purpose of hedging our net foreign currency reinsurance liabilities.

The net unrealized gain position of our municipal bond and corporate bond portfolios was $129.7 million and $20.9 million, respectively, as of December 31, 2012 as compared with a net unrealized gain position of $150.1 million and $20.3 million, respectively, as of December 31, 2011.  The decrease in the net unrealized gain position in our municipal bond portfolio was the result of sales activities partially offset by the narrowing of interest rate spreads. While the net unrealized gain position of our corporate bond portfolio was relatively unchanged, it was impacted by the narrowing of interest rate spreads offset by sales activities. We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.

The net unrealized gain position of our portfolio of CMBS was $8.4 million as of December 31, 2012 as compared with $9.3 million as of December 31, 2011.  The decrease in the net unrealized gain position was the result of sales activities partially offset by the narrowing of interest rate spreads. We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized loss position of our RMBS portfolio was $0.7 million, with non-agency RMBS representing $2.9 million, as of December 31, 2012 as compared with $9.6 million, with non-agency RMBS representing $11.3 million, as of December 31, 2011.  Approximately 91% of the RMBS in our investment portfolio were issued or are guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 9% of our RMBS were issued by non-agency institutions and included securities with underlying Alt-A mortgages.  The net unrealized loss position of our non-agency RMBS was impacted by a narrowing of interest rate spreads and the recognition of net impairment losses.  Securities with underlying sub-prime mortgages as collateral are included in ABS. The net unrealized gain position of our portfolio of sub-prime ABS was $0.5 million as of December 31, 2012 as compared with our net unrealized loss position of $2.3 million as of December 31, 2011.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

We believe that the gross unrealized losses in our available-for-sale portfolio of $4.8 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the cash flows expected from these impaired securities, which would be earned through net investment income over the remaining life of the security.

Credit Facilities

Syndicated Credit Facility

On June 24, 2011, we entered into an amended and restated three-year, $300.0 million credit facility with various financial institutions (the "Syndicated Credit Facility") that consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  Borrowings and letters of credit under the Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of our reinsurance subsidiaries under the Syndicated Credit Facility.  The Syndicated Credit Facility provides that we may increase the lender commitments by up to $150.0 million subject to the participation of lenders.

The Syndicated Credit Facility contains customary representations, warranties and covenants, including requirements to maintain a ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated tangible net worth of not less than the higher of (i) $1.25 billion or (ii) the sum of $1.258 billion plus 50% of positive net income for each fiscal year plus 75% of the aggregate increases in shareholders’ equity resulting from the issuance or sale of shares minus the amount of any extraordinary dividend payment or repurchase of shares during the facility agreement.  Our consolidated tangible net worth was $1.76 billion, or $506.8 million greater than the minimum consolidated tangible net worth covenant of $1.25 billion, as of December 31, 2012.  In addition, each of our reinsurance subsidiaries must maintain a financial strength rating from A.M. Best of at least “B++” at all times.  As at December 31, 2012, we were in compliance with the covenants under the Syndicated Credit Facility.

Other Letter of Credit Facilities

On June 30, 2011, our reinsurance subsidiaries entered into a letter of credit (“LOC”) facility with a financial institution in the maximum aggregate amount of $100.0 million that expires on December 31, 2013.  Under the terms of the facility, up to $100.0 million is available for the issuance of letters of credit to support reinsurance obligations of our reinsurance subsidiaries.  We also have the ability to request a supplemental LOC facility for up to $150.0 million subject to agreement with the lender.  The facility contains customary representations, warranties and covenants.  As at December 31, 2012, we were in compliance with the covenants under the facility.

On July 31, 2012, Platinum Bermuda entered into a one-year uncommitted LOC facility with a financial institution in the maximum aggregate amount of $75.0 million. Under the terms of the facility, up to $75.0 million is available for the issuance of letters of credit to support reinsurance obligations of Platinum Bermuda.  We also have the ability to request a supplemental LOC facility for up to $75.0 million subject to agreement with the lender.  The facility contains customary representations, warranties and covenants.

We had no cash borrowings under the Syndicated Credit Facility during the years ended December 31, 2012 and 2011.  The following table summarizes the outstanding letters of credit and the cash and cash equivalents held in trust to collateralize letters of credit issued as of December 31, 2012 ($ in thousands):

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Syndicated Credit Facility:
Secured	$200,000	$102,073	$113,340
Unsecured	100,000	-	-
Total Syndicated Credit Facility	300,000	102,073	113,340
Other LOC Facilities	100,000	35,926	45,300
Total	$400,000	$137,999	$158,640

Dividend Restrictions

Platinum Holdings and its subsidiaries are subject to certain legal and regulatory restrictions in their respective jurisdictions of domicile. The legal restrictions generally include the requirement to maintain positive net assets and to be able to pay liabilities as they become due.  For more details on our regulations, see Item 1, “Business – Regulation,” in this Form 10-K.  Other regulatory restrictions are described below.

Dividend Restrictions on Platinum Holdings

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Holdings to its shareholders.

Dividend Restrictions on Subsidiaries

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of statutory capital and surplus that are available for the payment of dividends by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance, without the prior approval of the relevant regulatory authorities.  For 2013, Platinum Bermuda is generally restricted from declaring and paying dividends of more than 25% of its prior year end statutory capital and surplus.  For 2013, Platinum US’s dividend capacity will be limited to its 2012 statutory-basis net investment income.  Based on regulatory restrictions, the maximum amount available for payment of dividends by our reinsurance subsidiaries during 2013 without prior regulatory approval is as follows ($ in thousands):

Platinum Bermuda	$318,343
Platinum US	30,779
Total	$349,122

During the year ended December 31, 2012, dividends of $207.9 million were paid by the reinsurance subsidiaries of Platinum Holdings, of which $155.0 million was paid by Platinum Bermuda to Platinum Holdings and $52.9 million was paid by Platinum US to Platinum Finance.  Subsequent to December 31, 2012, Platinum Bermuda declared and paid a dividend of $42.5 million to Platinum Holdings.  The remaining amount available for payment of dividends by our reinsurance subsidiaries without prior regulatory approval is $306.6 million.

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.

Capital Resources

At December 31, 2012, our capital resources of $2.1 billion consisted of $1.9 billion of common shareholders’ equity and $250.0 million of debt obligations.  At December 31, 2011, our capital resources of $1.9 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  The increase in capital during the year ended December 31, 2012 was primarily attributable to our net income of $327.2 million, partially offset by repurchases of common shares of $115.7 million and dividends of $10.7 million.

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

To the extent that our existing capital is insufficient to fund our future operating requirements or maintain our financial strength or debt ratings, we may need to raise additional capital through financings, which may be in the form of debt securities, preferred shares, common equity, bank credit facilities providing loans and/or letters of credit, or any combination of these sources. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us or our shareholders.  In the case of equity financings, dilution to our shareholders could result, and such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected, which could include, among other things, the following possible outcomes: (1) potential downgrades in the financial strength ratings assigned by rating agencies to our reinsurance subsidiaries, which could place those reinsurance subsidiaries at a competitive disadvantage compared with higher-rated competitors; (2) reductions in the amount of business that our reinsurance subsidiaries are able to write in order to meet surplus requirements of ceding companies or an increase in the amount of collateral required; (3) reductions in the amount of business that our reinsurance subsidiaries are able to write in order to meet capital adequacy-based tests enforced by regulatory authorities; and (4) increases in the cost of bank credit and letters of credit.  We can provide no assurance that, if needed, we would be able to obtain additional funds through financing on satisfactory terms or at all.

We do not have any material commitments for capital expenditures as of December 31, 2012.

Share and Debt Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 23, 2012, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.  The following table summarizes our repurchases of common shares for the years ended December 31, 2012, 2011 and 2010 ($ in thousands, except per share data):

Year	Shares Repurchased	Weighted Average Cost per Share (1)	Aggregate Amount Paid
2012	3,088,589	$37.46	$115,702
2011	2,569,068	36.86	94,695
2010	9,672,231	$39.25	$379,675

(1)	Including commissions.

The shares we repurchased were canceled.  As of December 31, 2012, the remaining amount available under the repurchase program was $224.2 million.

Since 2007, we have repurchased 37,880,333 shares and purchased 8,500,000 share options for a total of $1.3 billion and $146.4 million, respectively.

Our Board of Directors has also authorized the repurchase of up to $250.0 million of our outstanding Series B 7.5% Notes due June 1, 2017, issued by Platinum Finance in open market purchases, privately negotiated transactions or otherwise.  We have not repurchased any of our Series B 7.5% Notes.

The timing and amount, if any, of repurchase transactions under our repurchase programs, depends on a variety of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the SEC rules, which are not accounted for or disclosed in the consolidated financial statements as of December 31, 2012.

Contractual Obligations

Our contractual obligations as of December 31, 2012 by estimated maturity are presented below ($ in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Series B Notes due June 1, 2017 (1)	$250,000	$-	$-	$250,000	$-
Scheduled interest payments	84,375	18,750	37,500	28,125	-
Subtotal - Debt Obligations	334,375	18,750	37,500	278,125	-

Operating Leases (2)	16,845	3,247	2,758	2,731	8,109
Purchase Obligations (3)	2,490	2,490	-	-	-
Unpaid losses and LAE (4)	$1,961,282	$616,720	$583,972	$281,375	$479,215

(1)	See Note 7 to the Consolidated Financial Statements contained elsewhere in this Form 10-K.
(2)	See Note 14 to the Consolidated Financial Statements contained elsewhere in this Form 10-K.
(3)	This is an estimate of the cost to complete leasehold improvements and purchase fixed assets for the anticipated lease of office space in Pembroke, Bermuda.
(4)
There are generally no notional or stated amounts related to unpaid losses and LAE.  Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain.  The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above.  Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2012.  There are reinsurance contracts that have terms extending into 2013 under which additional obligations will be incurred.

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

The following table shows the aggregate hypothetical impact on the market value of our fixed maturity securities portfolio as of December 31, 2012, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp		+ 100bp
Total market value	$2,159,667	$2,106,010	$2,054,498	$2,005,846		$1,960,085
Percent change in market value	5.1%	2.5%	0.0%	(2.4%	)	(4.6%	)
Resulting net appreciation (depreciation)	$105,169	$51,512	$-	$(48,652)		$(94,413)

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

Cash and Cash Equivalents and Due from Brokers

Substantially all of our cash and cash equivalents are invested in U.S. government treasury bills or non-U.S. government near-term securities.  The remainder of our cash and cash equivalents is held in highly diversified money market funds or held on deposit with financial institutions.  We monitor the credit risk associated with the respective financial institutions on a regular basis.  From time to time, we may have amounts due from investment brokers from the sale of securities that are classified in other assets on our consolidated balance sheets.  Generally, the amounts due from investment brokers are received within three business days after the reporting period.

Reinsurance and Deposit Assets and Collateral Posted for Reinsurance Obligations

Our reinsurance assets, including reinsurance premiums receivable, reinsurance recoverable, and funds held by ceding companies, and our reinsurance deposit asset are subject to credit risk.  To mitigate credit risk related to reinsurance premiums receivable and funds held, we have established standards for ceding companies and, in most cases, have a contractual right of offset thereby allowing us to settle claims net of any such reinsurance premiums receivable and funds held.  To mitigate credit risk related to our reinsurance recoverable and reinsurance deposit asset, we consider the financial strength of our retrocessionaires when determining whether to purchase coverage from them.  We generally obtain retrocessional coverage from companies rated “A-” or better by A.M. Best unless the retrocessionaire’s obligations are collateralized.  We routinely monitor the financial performance and rating status of all material retrocessionaires.

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

We manage our exposure to large foreign currency risks by holding investments and cash and cash equivalents denominated in non-U.S. dollar currencies in amounts that generally offset liabilities denominated in the same non-U.S. dollar currencies, thereby reducing our net exposure to foreign exchange volatility.  We may, from time to time, hold more or less non-U.S. dollar denominated assets than non-U.S. dollar liabilities.  In addition, we may use foreign currency exchange contracts as part of a hedging strategy.  As of December 31, 2012 and 2011, approximately 9.7% and 13.2%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar.  Of our business written in the years ended December 31, 2012 and 2011 approximately 15.7% and 23.3%, respectively, of gross premiums were written in currencies other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012, together with the reports thereon by KPMG Audit Limited, our independent registered public accounting firm for the years ended December 31, 2012, 2011 and 2010, are set forth on pages F-1 through F-44 hereto.

The schedules relating to our consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, together with the independent registered public accounting firm report thereon, are set forth on pages S-1 through S-9 hereto.  Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X or information required is provided elsewhere in the consolidated financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the integrated framework published in September 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that provide reasonable assurance that transactions are recorded as necessary and that expenditures are being made only with proper authorization.  KPMG Audit Limited, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an attestation report on our internal control over financial reporting, which appears below.

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended December 31, 2012 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Platinum Underwriters Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Audit Limited

Hamilton, Bermuda
February 15, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information included under the headings “Proposal 1 – Election of Directors – Information Concerning Nominees”, “Corporate Governance – Standing Committees of the Board of Directors – Governance Committee – Director Nomination Process”, “Information Concerning Executive Officers”, “Corporate Governance – Standing Committees of the Board of Directors – Audit Committee”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of Proxy Statement.  We intend to file our Proxy Statement prior to April 30, 2013.

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

Equity Based Compensation Information

The following table summarizes information as of December 31, 2012 relating to our equity based compensation plans pursuant to which grants of options, restricted shares, restricted share units or other rights to acquire shares may be granted from time to time.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (2)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,585,517	$33.25	2,867,764
Equity compensation plans not approved by security holders	-	-	-
Total	1,585,517	$33.25	2,867,764

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

(2)
Column (a) includes outstanding options, service-based restricted share units, market-based share awards and equity accounted performance-based share awards.  Market-based and performance-based share awards are reflected at the maximum potential payout.  In addition, a total of 72,999 unvested restricted shares are excluded from column (a) as those shares are considered issued at the time of grant.  Unvested restricted shares are also excluded from column (c) as they are no longer available for future issuance.

(3)	Restricted share units are excluded from column (b) as there is no consideration due upon vesting of these awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item relating to certain relationships and related transactions and director independence is incorporated by reference to information contained under the headings “Transactions with Related Persons” and “Corporate Governance – Independence of Directors” of our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to information contained under the heading “Proposal 3 – Approval of Independent Registered Public Accounting Firm for the 2013 Fiscal Year” of our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Our consolidated financial statements as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012, together with the reports thereon by KPMG Audit Limited, our independent registered public accounting firm for the years ended December 31, 2012, 2011 and 2010, are set forth on pages F-1 through F-44 hereto.

Schedules Supporting Financial Statements

The schedules relating to our consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, together with the independent registered public accounting firm report thereon, are set forth on pages S-1 through S-9 hereto.  Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X or information required is provided elsewhere in the consolidated financial statements.

Exhibits

Exhibit Number	Description

2.1	Formation and Separation Agreement dated October 28, 2002 between The St. Paul Companies, Inc. and Platinum Holdings. (2)
3(i).1	Memorandum of Association of Platinum Holdings. (1)
3(ii).1	Amended and Restated Bye-Laws of Platinum Holdings. (22)
4.1	Form of Certificate of the Common Shares of Platinum Holdings. (2)
4.2	Indenture dated October 10, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase. (2)
4.3	Indenture Supplement dated November 1, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase. (2)
4.4	Second Supplemental Indenture dated August 16, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (10)
4.5	Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (8)
4.6	First Supplemental Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (8)
4.7	Second Supplemental Indenture dated as of November 2, 2005 among Platinum Finance, Platinum Holdings and JP Morgan Chase. (11)
4.8	Purchase Contract Agreement dated November 1, 2002 between Platinum Holdings and JP Morgan Chase. (2)
4.9	Form of Senior Note of Platinum Finance. (2)
4.10	Form of Guarantee of Platinum Holdings. (2)
4.11	Exchange and Registration Rights Agreement dated May 26, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (8)
4.12	Exchange and Registration Rights Agreement dated August 16, 2005 between Platinum Holdings, Platinum Finance, and Goldman, Sachs & Co. and Merrill Lynch. (10)
10.1*	Amended and Restated Share Unit Plan for Nonemployee Directors. (20)
10.2*	Amendment of Amended and Restated Share Unit Plan for Nonemployee Directors. (19)
10.3*	Form of Nonemployee Director Share Unit Award Agreement. (12)
10.4*	Summary of Platinum Holdings’ Nonemployee Director Compensation Program. (19)
10.5*	2002 Share Incentive Plan (2004 Update). (4)
10.6*	2006 Share Incentive Plan. (14)
10.7*	2010 Share Incentive Plan. (22)
10.8*	Amended and Restated Annual Incentive Plan. (13)
10.9*	Form of AIP Restricted Share Unit Award Agreement. (15)

10.10*	Section 162(m) Performance Incentive Plan. (21)
10.11*	Platinum US Executive Retirement Savings Plan. (29)
10.12*	Arrangement for Compensation in Lieu of Participation in Executive Retirement Savings Plan. (19)
10.13*	Platinum Holdings International Pension Plan.
10.14*	Amended and Restated Executive Incentive Plan. (17)
10.15*	Form of EIP Share Unit Award Agreement (for awards for 2008-2010 performance cycle). (16)
10.16*	Form of EIP Share Unit Award Agreement (for awards made in 2009, 2010 and 2011 providing for payment in common shares). (18)
10.17*	Form of EIP Share Unit Award Agreement (for awards for 2011-2013 performance cycle providing for payment in cash). (27)
10.18*	Form of EIP Share Unit Award Agreement (for awards made on February 14, 2012 and later providing for payment in common shares) (31)
10.19*	Form of EIP Share Unit Award Agreement (for awards made on February 14, 2012 and later providing for payment in cash) (31)
10.20*	Form of Supplemental EIP Share Unit Award Agreement (for awards for the 2012-2013 performance cycle) (31)
10.21*	Capital Accumulation Plan. (2)
10.22*	Form of Nonqualified Share Option Agreement (Employee) (for awards made prior to July 23, 2008). (5)
10.23*	Form of Nonqualified Share Option Agreement (Employee). (18)
10.24*	Form of Nonqualified Share Option Agreement (New Nonemployee Director). (5)
10.25*	Form of Nonqualified Share Option Agreement (Annual Nonemployee Director). (5)
10.26*	Form of Time-Based Share Unit Award Agreement (for awards made prior to July 23, 2008). (5)
10.27*	Form of Time-Based Share Unit Award Agreement. (18)
10.28*	Form of Special Share Unit Award Agreement. (5)
10.29*	Form of Restricted Share Award Agreement (for awards made prior to July 23, 2008). (5)
10.30*	Form of Restricted Share Award Agreement. (17)
10.31*	Form of Market Share Unit Award Agreement (31)
10.32*	Amended and Restated Change in Control Severance Plan. (17)
10.33*	Amended and Restated Employee Severance Plan. (17)
10.34*
Amended and Restated Employment Agreement dated July 22, 2010 between Michael E. Lombardozzi and Platinum Holdings and Letter Agreement dated September 1, 2011 between Michael E. Lombardozzi and Platinum Administrative Services, Inc. attached as Exhibit B thereto. (24)

10.35*	Amended and Restated Employment Agreement dated July 22, 2010 between Michael D. Price and Platinum Holdings. (24)
10.36*	Amended and Restated Employment Agreement dated October 27, 2010 between Robert S. Porter and Platinum Bermuda. (26)
10.37*	Amended and Restated Employment Agreement dated October 27, 2010 between H. Elizabeth Mitchell and Platinum US. (26)
10.38*	Employment Agreement dated April 29, 2010 between Platinum Holdings and Allan C. Decleir. (23)
10.39*
Letter Agreement dated April 29, 2010 between James A. Krantz and Platinum Holdings and Consulting Agreement dated April 29, 2010 between James A. Krantz and Platinum Administrative Services, Inc. attached as Exhibit A thereto. (23)

10.40*	Letter Agreement dated February 22, 2006 between Kenneth A. Kurtzman and Platinum Administrative Services, Inc.
10.41*	Letter Agreement dated October 27, 2010 between Kenneth A. Kurtzman and Platinum Administrative Services, Inc.
10.42	Investment Management Agreement dated May 12, 2005 between Platinum US and Hyperion Capital Management, Inc. (6)
10.43	Investment Management Agreement dated May 12, 2005 between Platinum Bermuda and Hyperion Capital Management, Inc. (6)
10.44	Investment Management Agreement dated May 12, 2005 between Platinum Holdings, Platinum Bermuda, Platinum Regency and BlackRock Financial Management, Inc. (6)
10.45	Investment Management Agreement dated May 12, 2005 between Platinum US, Platinum Finance and BlackRock Financial Management, Inc. (6)
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

10.48	Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (3)
10.49	Amendment No. 1 dated January 1, 2005 to Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (9)
10.50	Purchase Agreement dated May 20, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (7)
10.51	Remarketing Agreement dated August 8, 2005 among Platinum Holdings, Platinum Finance, Goldman, Sachs & Co. and Merrill Lynch. (9)
10.52	Pledge Agreement dated November 1, 2002 among Platinum Holdings, State Street Bank and Trust Company and JP Morgan Chase. (2)
10.53	Purchase Agreement dated as of October 13, 2010 between Platinum Holdings and The Travelers Companies, Inc. (25)
10.54	Purchase Agreement dated January 17, 2011 between Platinum Holdings, RenaissanceRe and Renaissance Other Investments Holdings II Ltd. (28)
10.55	Termination Agreement dated as of January 17, 2011 between Platinum US, Platinum Bermuda and Renaissance Underwriting Managers Ltd. (28)
10.56	Committed Letter of Credit Issuance Facility Letter dated June 30, 2011 among Platinum Bermuda, Platinum US, the Company (solely for purposes of paragraph 9.2 thereof) and Citibank Europe plc. (30)
10.57	Insurance Letters of Credit Master Agreement dated June 30, 2011 among Platinum Bermuda, Platinum US and Citibank Europe plc. (30)
10.58	Uncommitted U.S.$75,000,000 Facility Agreement dated July 31, 2012 made between Platinum Holdings, Platinum Bermuda and National Australia Bank Limited. (32)
14.1	Code of Business Conduct and Ethics. (17)
21.1	Subsidiaries of Platinum Holdings. (21)
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011 , (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for years ended December 31, 2012, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010.

_______________________
*   Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-86906) of Platinum Holdings.

(2)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.

(3)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

(4)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.

(5)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 23, 2005.

(6)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 13, 2005.

(7)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 24, 2005.

(8)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(9)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 5, 2005.

(10)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on August 17, 2005.

(11)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 3, 2005.

(12)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 27, 2006.

(13)	Incorporated by reference from Platinum Holding’s Current Report on Form 8-K, filed with the SEC on February 22, 2007.

(14)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-133521) of Platinum Holdings, filed with the SEC on April 25, 2006.

(15)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2007.

(16)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on February 25, 2008.

(17)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on July 25, 2008.

(18)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on July 30, 2008.

(19)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009.

(20)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 4, 2009.

(21)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.

(22)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-166368) of Platinum Holdings, filed with the SEC on April 29, 2010.

(23)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on April 30, 2010.

(24)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on July 23, 2010.

(25)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on October 14, 2010.

(26)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on October 28, 2010.

(27)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on October 29, 2010.

(28)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on January 18, 2011.

(29)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011.

(30)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on June 30, 2011.

(31)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on February 14, 2012.

(32)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on July 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 15, 2013	PLATINUM UNDERWRITERS HOLDINGS, LTD.

	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Price Michael D. Price	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2013

/s/ Allan C. Decleir Allan C. Decleir	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2013

/s/ Dan R. Carmichael Dan R. Carmichael	Chairman of the Board of Directors	February 15, 2013

/s/ A. John Hass A. John Hass	Director	February 15, 2013

/s/ Antony P. D. Lancaster Antony P. D. Lancaster	Director	February 15, 2013

/s/ Edmund R. Megna Edmund R. Megna	Director	February 15, 2013

/s/ James P. Slattery James P. Slattery	Director	February 15, 2013

/s/ Christopher J. Steffen Christopher J. Steffen	Director	February 15, 2013

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited the accompanying consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG Audit Limited

Hamilton, Bermuda
February 15, 2013

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
($ in thousands, except share data)

	2012	2011
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value	$1,941,685	$2,663,574
(amortized cost - $1,781,549 and $2,494,710, respectively)
Fixed maturity trading securities at fair value	112,813	125,126
(amortized cost - $104,053 and $115,156, respectively)
Short-term investments	172,801	588,834
Total investments	2,227,299	3,377,534
Cash and cash equivalents	1,720,395	792,510
Accrued investment income	21,299	29,440
Reinsurance premiums receivable	128,517	159,387
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	3,899	6,302
Prepaid reinsurance premiums	2,661	8,360
Funds held by ceding companies	114,090	94,546
Deferred acquisition costs	28,112	28,779
Reinsurance deposit asset	50,693	-
Deferred tax assets	22,773	31,613
Other assets	13,565	23,140
Total assets	$4,333,303	$4,551,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$1,961,282	$2,389,614
Unearned premiums	113,960	121,164
Debt obligations	250,000	250,000
Commissions payable	64,849	62,773
Other liabilities	48,678	37,201
Total liabilities	$2,438,769	$2,860,752

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized,	$327	$355
32,722,144 and 35,526,400 shares issued and outstanding, respectively
Additional paid-in capital	209,897	313,730
Accumulated other comprehensive income	137,690	146,635
Retained earnings	1,546,620	1,230,139
Total shareholders' equity	$1,894,534	$1,690,859

Total liabilities and shareholders' equity	$4,333,303	$4,551,611

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2012, 2011 and 2010
($ in thousands, except per share data)

	2012	2011	2010
Revenue:
Net premiums earned	$566,496	$689,452	$779,994
Net investment income	99,947	125,863	134,385
Net realized gains on investments	88,754	3,934	107,791
Total other-than-temporary impairments	211	(8,895)	(31,028)
Portion of impairment losses recognized in other comprehensive income	(3,242)	(13,475)	(5,582)
Net impairment losses on investments	(3,031)	(22,370)	(36,610)
Other income (expense)	(239)	645	(207)
Total revenue	751,927	797,524	985,353

Expenses:
Net losses and loss adjustment expenses	183,660	805,437	467,420
Net acquisition expenses	115,437	133,177	146,676
Operating expenses	80,453	63,179	82,636
Net foreign currency exchange losses (gains)	1,055	(473)	1,385
Net changes in fair value of derivatives	-	4,329	9,588
Interest expense	19,098	19,072	18,996
Total expenses	399,703	1,024,721	726,701

Income (loss) before income taxes	352,224	(227,197)	258,652
Income tax expense (benefit)	24,996	(3,133)	43,154
Net income (loss)	$327,228	$(224,064)	$215,498

Earnings (loss) per common share:
Basic earnings (loss) per common share	$9.67	$(6.04)	$5.14
Diluted earnings (loss) per common share	$9.60	$(6.04)	$4.78

Shareholder dividends:
Common shareholder dividends declared	$10,747	$11,744	$13,403
Dividends declared per common share	$0.32	$0.32	$0.32

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2012, 2011 and 2010
($ in thousands, except per share data)

	2012	2011	2010
Net income (loss)	$327,228	$(224,064)	$215,498

Other comprehensive income (loss), before deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the year	77,863	171,021	123,144
Reclassification adjustments:
Net realized gains on available-for-sale investments	(89,780)	(854)	(109,419)
Net impairment losses on investments	3,031	22,370	36,610
Other comprehensive income (loss), before deferred tax	(8,886)	192,537	50,335

Deferred tax on components of other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities arising during the year	(5,409)	(18,712)	(18,213)
Reclassification adjustments:
Net realized gains on available-for-sale investments	5,652	(607)	17,866
Net impairment losses on investments	(302)	(2,095)	(4,471)
Deferred income tax expense	(59)	(21,414)	(4,818)

Other comprehensive income (loss), net of deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the year	72,454	152,309	104,931
Reclassification adjustments:
Net realized gains on available-for-sale investments	(84,128)	(1,461)	(91,553)
Net impairment losses on investments	2,729	20,275	32,139
Other comprehensive income (loss), net of deferred tax	(8,945)	171,123	45,517

Comprehensive income (loss)	$318,283	$(52,941)	$261,015

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2012, 2011 and 2010
($ in thousands)

	2012	2011	2010
Common shares:
Balances at beginning of year	$355	$377	$459
Exercise of common share options	2	-	11
Issuance (cancelation) of common shares	-	-	1
Settlement of equity awards	1	4	3
Repurchase of common shares	(31)	(26)	(97)
Balances at end of year	327	355	377

Additional paid-in capital:
Balances at beginning of year	313,730	453,619	883,425
Exercise of common share options	4,535	1,244	34,614
Issuance (cancelation) of common shares	(176)	2	4
Settlement of equity awards	(1,140)	(2,772)	(1,012)
Repurchase of common shares	(115,671)	(94,669)	(379,578)
Purchase of common share options	-	(47,900)	(98,520)
Share based compensation	8,226	3,819	14,338
Income tax benefit from share based compensation	393	387	348
Balances at end of year	209,897	313,730	453,619

Accumulated other comprehensive income (loss):
Balances at beginning of year	146,635	(24,488)	(70,005)
Net change in unrealized gains and losses on available-for-sale securities, net of deferred taxes:
Change in unrealized gains and losses	(11,985)	158,796	40,657
Non-credit component of impairment losses	3,040	12,327	4,860
Balances at end of year	137,690	146,635	(24,488)

Retained earnings:
Balances at beginning of year	1,230,139	1,465,947	1,263,852
Net income (loss)	327,228	(224,064)	215,498
Common share dividends	(10,747)	(11,744)	(13,403)
Balances at end of year	1,546,620	1,230,139	1,465,947
Total shareholders' equity	$1,894,534	$1,690,859	$1,895,455

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012, 2011 and 2010
($ in thousands)

	2012	2011	2010
Operating Activities:
Net income (loss)	$327,228	$(224,064)	$215,498
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	5,100	4,265	11,683
Net realized gains on investments	(88,754)	(3,934)	(107,791)
Net impairment losses on investments	3,031	22,370	36,610
Net foreign currency exchange losses (gains)	1,055	(473)	1,385
Share-based compensation	10,137	3,819	14,338
Deferred income tax expense (benefit)	8,791	(5,250)	10,498
Net fixed maturity trading securities activities	13,453	31,365	(43,617)
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	8,702	1,615	(1,313)
Decrease in reinsurance premiums receivable	30,936	3,825	106,409
Decrease (increase) in funds held by ceding companies	(19,295)	(11,637)	349
Decrease in deferred acquisition costs	664	7,788	3,851
Increase in reinsurance deposit asset	(50,693)	-	-
Increase (decrease) in net unpaid and paid losses and loss adjustment expenses	(434,525)	174,858	(126,942)
Decrease in net unearned premiums	(1,496)	(37,938)	(19,404)
Increase (decrease) in commissions payable	2,105	3,379	(31,100)
Changes in other assets and liabilities	18,224	(3,694)	(45,725)
Net cash provided by (used in) operating activities	(165,337)	(33,706)	24,729

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	747,755	466,759	3,341,811
Fixed maturity trading securities	-	20,413	-
Preferred stocks	-	-	5,176
Short-term investments	49,447	52,695	17,110
Investment-related derivatives	-	7,778	-
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	280,122	125,795	227,074
Fixed maturity trading securities	-	5,000	-
Short-term investments	707,756	583,999	459,325
Acquisitions of:
Fixed maturity available-for-sale securities	(233,923)	(223,675)	(2,687,690)
Short-term investments	(331,757)	(1,053,552)	(624,488)
Investment-related derivatives	-	(9,423)	-
Net cash provided by (used in) investing activities	1,219,400	(24,211)	738,318

Financing Activities:
Dividends paid to common shareholders	(10,747)	(11,744)	(13,403)
Repurchase of common shares	(115,702)	(94,695)	(379,675)
Purchase of common share options	-	(47,900)	(98,520)
Proceeds from exercise of common share options	4,537	1,246	34,625
Net cash provided by (used in) financing activities	(121,912)	(153,093)	(456,973)

Effect of foreign currency exchange rate changes on cash	(4,266)	15,643	(981)
Net increase (decrease) in cash and cash equivalents	927,885	(195,367)	305,093
Cash and cash equivalents at beginning of year	792,510	987,877	682,784
Cash and cash equivalents at end of year	$1,720,395	$792,510	$987,877

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$13,685	$981	$40,490
Interest paid	$18,750	$18,750	$18,750

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

We operate through two licensed reinsurance subsidiaries, Platinum Bermuda, a Bermuda reinsurance company, and Platinum US, a U.S. reinsurance company.  Platinum Regency is an intermediate holding company based in Ireland and a wholly owned subsidiary of Platinum Holdings.  Platinum Finance is an intermediate holding company based in the U.S. and a wholly owned subsidiary of Platinum Regency.  Platinum Bermuda is a wholly owned subsidiary of Platinum Holdings and Platinum US is a wholly owned subsidiary of Platinum Finance.  Platinum Administrative Services, Inc. is a wholly owned subsidiary of Platinum Finance that provides administrative support services to the Company.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").   All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ materially from these estimates.  The major estimates used in the preparation of the Company's consolidated financial statements, and therefore considered to be critical accounting estimates, include, but are not limited to, premiums written and earned, unpaid losses and loss adjustment expenses (“LAE”), valuation of investments and income taxes.  In addition, estimates are used in our risk transfer analysis for assumed and ceded reinsurance transactions. Results of changes in estimates are reflected in results of operations in the period in which the change is made.

Significant Accounting Policies

Investments

Investments we own that we may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with related net unrealized gains or losses excluded from net income or loss, and included in shareholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes.  Investments we own and have the intent to sell prior to maturity, or securities for which we have elected the fair value option are classified as trading securities.  Trading securities are reported at fair value, with mark-to-market adjustments included in net realized gains on investments and the related deferred income tax included in income tax expense or benefit in the consolidated statements of operations.

Short-term investments are comprised of securities with a maturity of 90 days or greater but one year or less from the date of acquisition.  Our U.S. dollar denominated short-term investments are accounted for as available-for-sale.

We have elected to account for our non-U.S. dollar denominated short-term investments using the fair value option and they are accounted for as trading.

The fair value of our fixed maturity securities and short-term investments is based on prices generally obtained from pricing vendors, index providers or broker-dealers.  Pricing vendors collect, edit, maintain, evaluate and model data on a large number of securities utilizing primarily market data and observable inputs.  Index providers utilize external sources and pricing models to value index-eligible securities across numerous sectors and asset classes.  Broker-dealers value securities through proprietary trading desks primarily based on observable inputs.

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

We routinely review our available-for-sale investments to determine whether unrealized losses represent temporary changes in fair value or are the result of an other-than-temporary impairment (“OTTI”).  The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors.  These factors include the overall financial condition of the issuer, the length of time and magnitude of an unrealized loss, specific credit events, changes in credit ratings, the collateral structure, the credit support that may be applicable, discussions with our investment managers and other public information.

In addition, we evaluate projected cash flows in order to determine if a credit impairment has occurred.  The amount of the credit loss of an impaired debt security is the difference between the amortized cost and the greater of (i) the present value of expected future cash flows and (ii) the fair value of the security.  We recognize the portion of OTTI related to a credit loss in net income or loss in the consolidated statements of operations and the portion of OTTI related to all other factors is recognized in accumulated other comprehensive income in the consolidated balance sheets.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We also consider our intent to sell available-for-sale securities and the likelihood that we will be required to sell these securities before an unrealized loss is recovered.  Our intent to sell a security is based, in part, on adverse changes in the creditworthiness of a debt issuer, pricing and other market conditions and our anticipated net cash flows.  If we determine that we intend to sell a security that is in an unrealized loss position, then the unrealized loss related to such a security representing the difference between the security’s amortized cost and its fair value, is recognized as a net impairment loss in the consolidated statements of operations at the time we determine our intent is to sell.

Cash and Cash Equivalents

Cash and cash equivalents include investments in money market funds, time deposits and near-term obligations of governments and agencies. Cash equivalents are generally carried at amortized cost, which approximates fair value, and include all securities that, at the date of acquisition, have a maturity of less than 90 days.

Premiums Written and Earned

Assumed reinsurance premiums earned are recognized as revenues in the consolidated statements of operations, net of any ceded premiums for retrocessional coverage purchased.  Both assumed and ceded premiums written are earned generally on a basis proportionate with the coverage period.  Assumed premiums written not yet recognized as revenue are recorded on the consolidated balance sheets as unearned premiums.  Ceded premiums written not yet earned are recorded on the consolidated balance sheets as prepaid reinsurance premiums.

Due to the nature of reinsurance, ceding companies routinely report and remit premiums to us subsequent to the contract coverage period.  Consequently, premiums written and receivable include amounts reported and billed by the ceding companies, supplemented by our estimates of premiums that are written but not reported.  Our premium estimation process considers the terms and conditions of the reinsurance contracts and assumes that the contracts will remain in-force until expiration.  Our estimates of written premiums may be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions.  The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses.  Premiums are generally reported to us in full within two years from the inception of the contract.

In addition to estimating premiums written, we estimate the unearned portion of premiums.  Earned premiums, which are recorded in revenues, are premiums written less unearned premiums.  The potential net impact of changes in premiums earned on our results of operations is reduced by the accrual of losses and acquisition expenses related to such premiums earned.

The amounts we recorded as unearned premiums and estimated premiums receivable are estimates based on estimated written premiums and are subject to judgment and uncertainty.  Any adjustments to written and earned premiums, and the related losses and acquisition expenses, are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  These adjustments could be material and could significantly impact earnings in the period they are recorded.

Certain of our reinsurance contracts include provisions that adjust premiums based upon the loss experience of the contracts.  We take these provisions into account when determining our estimates of premiums written and unearned premiums.  Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment by the reinsurer of losses.  These premiums relate to and are earned over the remaining coverage period of the reinsurance contract.  Any unearned premiums existing at the time a contract limit is exhausted or reinstated is earned immediately.  Additional premiums are premiums that are triggered by losses and are earned immediately.  Premiums written and unearned premiums include estimates of reinstatement premiums and additional premiums based on reinsurance contract provisions and loss experience and rely on the estimates of unpaid losses and LAE.

We may record an allowance for uncollectible premiums if we believe an allowance is appropriate in light of our historical experience, the general profile of our ceding companies and our ability to contractually offset premiums receivable against losses and LAE and commission amounts payable to the same parties.

Funds Held by Ceding Companies

We write business on a funds held basis.  Under these contractual arrangements, the ceding company holds the net funds that would otherwise be remitted to us and generally credits the funds held balance with interest income at a negotiated rate established in the contract.  Interest income on funds held by ceding companies is included in net investment income in the consolidated statements of operations.

Deferred Acquisition Costs

Costs of acquiring business that are incremental direct costs related to the successful acquisition of new or renewal contracts, consisting primarily of commissions and brokerage expenses, are deferred and amortized over the period that the corresponding premiums are earned.  On a regular basis, an analysis of the recoverability of deferred acquisition costs is performed based on the estimated profitability of the underlying reinsurance contracts, including anticipated investment income.  Any adjustments are reflected in the results of operations in the period in which they are made.  A liability is established, if necessary, to provide for losses that may exceed the related unearned premiums.  Deferred acquisition costs amortized in 2012, 2011 and 2010 were $86.8 million, $101.8 million and $113.7 million, respectively, and are included in net acquisition expenses in the consolidated statements of operations.

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

Interest income or expense related to the deposit is recognized as incurred and is recorded in other income or expense in the consolidated statements of operations.  Profit margins are earned over the settlement period of the contractual obligations.

We elected to record our reinsurance deposit asset at fair value as the terms and conditions of this contract have unique variable investment performance factors.  Changes in the fair value of the reinsurance deposit asset are recorded in other income or expense in the consolidated statements of operations.

Debt Obligations and Deferred Debt Issuance Costs

Costs incurred in issuing debt are capitalized and amortized over the life of the debt.  The amortization of these costs is included in interest expense in the consolidated statements of operations.

Income Taxes

We provide for income taxes for our subsidiaries operating in income tax paying jurisdictions.  Our provision relies on estimates and interpretations of currently enacted tax laws.  We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Such temporary differences are primarily due to tax basis discounts on unpaid losses and LAE and unearned premiums, deferred acquisition costs and investments.   A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.  Any adjustments to deferred income taxes are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  Any adjustments could be material and could significantly impact earnings in the period they are recorded.

Share-Based Compensation

We recognize share-based compensation expense for service, performance, and market-based restricted share units, restricted shares, and share options.  Awards granted under the share incentive plan typically vest annually over a specified period of up to four years.

The majority of our share-based compensation awards are accounted for as equity awards and are settled in common shares.  These awards are recorded in additional paid-in capital on the consolidated balance sheets.  The fair value of these awards is measured at the grant date and expensed over the service or performance period.  A forfeiture rate assumption is included in the determination of the share-based compensation expense.

The share-based compensation awards that are settled in cash are accounted for as liability awards and are recorded in other liabilities on the consolidated balance sheets.   The fair value of these awards is measured at the grant date and re-measured at the end of each reporting period based on the market price of our common shares.  The current fair value is expensed over the remaining service or performance period with changes in the fair value recorded in our statements of operations.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Share-based compensation expense related to service and market-based awards is reversible if the service condition is not met.  Share-based compensation expense related to market-based awards is not reversible if the market conditions are not met.  For performance-based awards, a decline in the performance and market price of our common shares could result in a reversal of previously recognized share-based compensation expense.

Foreign Currency Exchange Gains and Losses

Our reporting and functional currency and that of our reinsurance subsidiaries is U.S. dollars.  Transactions conducted in other than our reporting currency are re-measured into U.S. dollars and the resulting foreign exchange gains and losses are included in net foreign currency exchange gains or losses in the consolidated statements of operations.  Foreign currency exchange gains and losses related to securities classified as trading securities are also included in net foreign currency exchange gains and losses in the consolidated statements of operations.

Earnings (Loss) Per Common Share

Basic earnings or loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings or loss per common share reflects the basic earnings or loss per common share calculation components adjusted for the dilutive effect of the conversion of share options, restricted shares and restricted share units.  During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation as the effect of including potential dilutive shares would be anti-dilutive.

Recently Issued Accounting Standards

New Accounting Standards Adopted in 2012

In December 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”).  ASU 2011-12 deferred the presentation on the face of the financial statements of the effects of reclassifications of the components of net income and other comprehensive income out of accumulated other comprehensive income for all periods.  None of the other requirements of ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) issued in June 2011 are affected by ASU 2011-12.  ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011.  We adopted the guidance as of January 1, 2012 and included a separate statement of comprehensive income (loss) in our financial statements.  The separate statement of comprehensive income (loss) incorporated the effects of reclassification adjustments recognized in our statement of operations.

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

New Accounting Standards Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).  ASU 2013-02 supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-12 and ASU 2011-05 and requires additional information about reclassifications out of accumulated other comprehensive income.  None of the other requirements of the previous ASUs are affected by ASU 2013-02.  ASU 2013-02 is effective on a prospective basis for interim and annual periods beginning after December 15, 2012.  We are currently evaluating the impact of adopting this new accounting standard on the presentation of our consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.	Investments

Fixed Maturity Available-for-sale Securities

The following table sets forth our fixed maturity available-for-sale securities as of December 31, 2012 and 2011 ($ in thousands):

		Included in Accumulated Other Comprehensive Income (Loss)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI(1)
December 31, 2012:
U.S. Government	$4,632	$312	$-	$4,944	$-
Municipal bonds	1,080,273	129,735	74	1,209,934	-
Non-U.S. governments	49,978	999	-	50,977	-
Corporate bonds	279,981	21,109	182	300,908	-
Commercial mortgage-backed securities	127,148	8,807	429	135,526	264
Residential mortgage-backed securities	222,331	2,584	3,293	221,622	2,083
Asset-backed securities	17,206	1,426	858	17,774	858
Total fixed maturity available-for-sale securities	$1,781,549	$164,972	$4,836	$1,941,685	$3,205

December 31, 2011:
U.S. Government	$4,702	$381	$-	$5,083	$-
U.S. Government agencies	100,000	259	-	100,259	-
Municipal bonds	1,510,658	150,280	178	1,660,760	-
Non-U.S. governments	69,992	1,929	655	71,266	-
Corporate bonds	329,218	21,093	763	349,548	-
Commercial mortgage-backed securities	195,309	11,884	2,584	204,609	196
Residential mortgage-backed securities	261,187	2,866	12,426	251,627	8,397
Asset-backed securities	23,644	489	3,711	20,422	2,821
Total fixed maturity available-for-sale securities	$2,494,710	$189,181	$20,317	$2,663,574	$11,414

(1)
The non-credit portion of OTTI represents the amount of unrealized losses on impaired securities that were not realized in the consolidated statements of operations as of the reporting date.  These unrealized losses are included in gross unrealized losses as of December 31, 2012 and 2011.

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

Fixed Maturity Trading Securities

The following table sets forth the fair value of our fixed maturity trading securities as of December 31, 2012 and 2011 ($ in thousands):

	2012	2011
Non-U.S. dollar denominated securities:
Non-U.S. governments	$112,813	$125,126
Total fixed maturity trading securities	$112,813	$125,126

Our non-U.S. government fixed maturity trading securities are non-U.S. dollar denominated investments that, along with our non-U.S. government holdings of short-term trading securities and non-U.S. dollar cash and cash equivalents, are held for the purposes of hedging our non-U.S. dollar reinsurance liabilities.

In prior periods, we have used insurance-linked securities to actively manage our exposure to catastrophe loss.  We elected to record our investments in insurance-linked securities under the fair value option and recorded these in fixed maturity trading securities.  There were mark-to-market adjustments recorded under the fair value option of $1.2 million of net realized losses on investments for year ended December 31, 2011.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At acquisition, we determine our trading intent in the near term of our fixed maturity trading securities under the fair value option. If we do not intend to sell these securities in the near term, the purchases and sales are included in investing activities in our consolidated statements of cash flows, otherwise they are included in operating activities.  For the years ended December 31, 2012 and 2010, we had no purchases, sales or maturities of trading securities under the fair value option.  For the year ended December 31, 2011, we had proceeds from sales and maturities of $20.4 million and $5.0 million, respectively, and no purchases of trading securities under the fair value option that were included in investing activities on the statements of cash flows.

Maturities

The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of  December 31, 2012 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$84,207	$85,156
Due from one to five years	399,904	424,515
Due from five to ten years	536,768	593,414
Due in ten or more years	498,038	576,491
Mortgage-backed and asset-backed securities	366,685	374,922
Total	$1,885,602	$2,054,498

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.

Short-term Investments

The following table sets forth the fair value of our short-term investments as of December 31, 2012 and 2011 ($ in thousands):

	2012	2011
Available-for-sale:
U.S. Government	$49,186	$322,320
U.S. Government agencies	-	85,389
Trading:
Non-U.S. governments	123,615	181,125
Total short-term investments	$172,801	$588,834

The mark-to-market adjustments on short-term investments recognized as trading under the fair value option contributed less than $0.1 million of net realized losses on investments for the year ended December 31, 2012 and less than $0.1 million of net realized gains on investments for each of the years ended December 31, 2011 and 2010.

For the year ended December 31, 2012, we had purchases of $269.3 million, proceeds from maturities of $286.8 million and proceeds from sales of $49.4 million from non-U.S. dollar denominated short-term investments accounted for as trading  in accordance with the fair value option that were included in investing activities on the statements of cash flows.  For the year ended December 31, 2011, we had purchases of $301.7 million, no proceeds from sales and proceeds from maturities of  $162.1 million from non-U.S. dollar denominated short-term investments accounted for as trading in accordance with the fair value option that were included in investing activities on the statements of cash flows.  For the year ended December 31, 2010, we had purchases of $44.3 million and no proceeds from sales and maturities of non-U.S. dollar denominated short-term investments accounted for as trading in accordance with the fair value option that were included in investing activities on the statements of cash flows.

Other-Than-Temporary Impairments

We analyze the creditworthiness of our available-for-sale securities by reviewing various performance metrics of the issuer.  We determined that none of our government bonds, municipal bonds or corporate bonds were other-than-temporarily impaired for the years ended December 31, 2012, 2011 and 2010.

The following table sets forth the net impairment losses on investments for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
Commercial mortgage-backed securities	$30	$6	$7,743
Non-agency residential mortgage-backed securities	2,896	18,970	11,178
Sub-prime asset-backed securities	105	3,394	17,689
Net impairment losses on investments	$3,031	$22,370	$36,610

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of December 31, 2012, the single largest unrealized loss within our CMBS portfolio was $0.3 million related to a security with an amortized cost of $0.8 million.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We determined that none of our U.S. Government agency RMBS were other-than-temporarily impaired for the years ended December 31, 2012, 2011 and 2010.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of December 31, 2012, the single largest unrealized loss within our RMBS portfolio was $1.5 million related to a non-agency RMBS security with an amortized cost of $2.0 million.  As of December 31, 2012, the single largest unrealized loss within our sub-prime ABS portfolio was $0.6 million related to a security with an amortized cost of $1.0 million.

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
Balance, beginning of year	$61,841	$48,845	$18,695
Credit losses on securities not previously impaired	42	6,080	18,141
Additional credit losses on securities previously impaired	2,989	16,290	18,469
Reduction for paydowns and securities sold	(23,766)	(8,713)	(6,104)
Reduction for increases in cash flows expected to be collected	(887)	(661)	(356)
Balance, end of year	$40,219	$61,841	$48,845

For the year ended December 31, 2012, total cumulative credit losses decreased primarily due to paydowns and securities sold.  As of December 31, 2012, total cumulative credit losses were related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit losses we recorded on CMBS of $1.9 million were on three securities issued from 2006 to 2007.  As of December 31, 2012, 3.0% of the mortgages backing these securities were 90 days or more past due and 1.0% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining credit support of 4.5%.  The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $38.3 million were on eighteen securities issued from 2004 to 2007.  As of December 31, 2012, 17.1% of the mortgages backing these securities were 90 days or more past due and 5.3% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining average credit support of 3.6%.

Gross Unrealized Losses

The following table sets forth our gross unrealized losses on securities classified as fixed maturity available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011 ($ in thousands):

	December 31, 2012		December 31, 2011
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
Municipal bonds	$18,878	$74	$4,751	$131
Non-U.S. governments	-	-	9,988	29
Corporate bonds	4,450	41	12,526	763
Commercial mortgage-backed securities	6,758	165	19,797	1,047
Residential mortgage-backed securities	39	9	131,574	2,112
Asset-backed securities	64	1	580	84
Total	$30,189	$290	$179,216	$4,166

Twelve months or more:
Municipal bonds	$-	$-	$3,002	$47
Non-U.S. governments	-	-	4,373	626
Corporate bonds	6,039	141	-	-
Commercial mortgage-backed securities	762	264	6,171	1,537
Residential mortgage-backed securities	17,096	3,284	43,704	10,314
Asset-backed securities	799	857	16,854	3,627
Total	$24,696	$4,546	$74,104	$16,151

Total unrealized losses:
Municipal bonds	$18,878	$74	$7,753	$178
Non-U.S. governments	-	-	14,361	655
Corporate bonds	10,489	182	12,526	763
Commercial mortgage-backed securities	7,520	429	25,968	2,584
Residential mortgage-backed securities	17,135	3,293	175,278	12,426
Asset-backed securities	863	858	17,434	3,711
Total	$54,885	$4,836	$253,320	$20,317

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

Net Investment Income

The following table sets forth our net investment income for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
Fixed maturity securities	$94,307	$120,836	$135,394
Short-term investments and cash and cash equivalents	7,319	7,622	1,855
Funds held	2,648	1,967	1,815
Subtotal	104,274	130,425	139,064
Investment expenses	(4,327)	(4,562)	(4,679)
Net investment income	$99,947	$125,863	$134,385

Net Realized Gains on Investments

The following table sets forth our net realized gains on investments for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
Gross realized gains on the sale of investments	$90,100	$8,319	$115,679
Gross realized losses on the sale of investments	(3)	(6,900)	(9,285)
Net realized gains on the sale of investments	90,097	1,419	106,394
Mark-to-market adjustments on trading securities	(1,343)	2,515	1,397
Net realized gains on investments	$88,754	$3,934	$107,791

Restricted Investments

Certain of our investments are restricted to support our reinsurance operations.  Investments with a carrying value of $6.2 million and cash and cash equivalents of less than $0.1 million were pledged to U.S. regulatory authorities as of December 31, 2012.  Investments with a carrying value of $63.0 million and cash and cash equivalents of $10.4 million were pledged to collateralize obligations under various reinsurance contracts as of December 31, 2012.  We also utilize letters of credit under our credit facilities, see Note 7 for a description of our cash and cash equivalents held in trust to secure those letters of credit.

3.	Fair Value Measurements

The accounting guidance related to fair value measurements addresses the recognition and disclosure of fair value measurements where those measurements are either required or permitted by the guidance.  The fair values of our financial assets and liabilities addressed by this guidance are determined primarily through the use of observable inputs.  Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from external independent sources.   Unobservable inputs reflect management’s assumptions about what market participants’ assumptions would be in pricing the asset or liability based on the best information available.   We classify our financial assets and liabilities in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.  This classification requires judgment in assessing the market and pricing methodologies for a particular security.  The fair value hierarchy is comprised of the following three levels:

Level 1:	Valuations are based on unadjusted quoted prices in active markets for identical financial assets or liabilities;

Level 2:	Valuations are based on prices obtained from independent pricing vendors, index providers or broker-dealers using observable inputs for financial assets and liabilities; and

Level 3:
Valuations are based on unobservable inputs for assets and liabilities where there is little or no market activity.  Management’s assumptions and internal valuation pricing models may be used to determine the fair value of financial assets or liabilities.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis by the Company as of December 31, 2012 and 2011 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
December 31, 2012:
Investments:
U.S. Government	$4,944	$4,944	$-	$-
Municipal bonds	1,209,934	-	1,209,934	-
Non-U.S. governments	163,790	56,422	107,368	-
Corporate bonds	300,908	-	300,908	-
Commercial mortgage-backed securities	135,526	-	135,002	524
Residential mortgage-backed securities	221,622	-	216,248	5,374
Asset-backed securities	17,774	-	16,738	1,036
Short-term investments	172,801	-	172,801	-
Total investments	2,227,299	61,366	2,158,999	6,934
Reinsurance deposit asset	50,693	-	-	50,693
Total	$2,277,992	$61,366	$2,158,999	$57,627

December 31, 2011:
Investments:
U.S. Government	$5,083	$5,083	$-	$-
U.S. Government agencies	100,259	-	100,259	-
Municipal bonds	1,660,760	-	1,660,760	-
Non-U.S. governments	196,392	55,561	140,831	-
Corporate bonds	349,548	-	349,548	-
Commercial mortgage-backed securities	204,609	-	204,609	-
Residential mortgage-backed securities	251,627	-	243,481	8,146
Asset-backed securities	20,422	-	18,555	1,867
Short-term investments	588,834	34,894	553,940	-
Total investments	$3,377,534	$95,538	$3,271,983	$10,013

The fair value of our fixed maturity securities and short-term investments is based on prices primarily obtained from pricing vendors, index providers, or broker-dealers using observable inputs.  Fixed maturity securities and short-term investments are generally valued using the market approach.  The prices we obtain from third party pricing sources are validated by performing price comparisons against multiple pricing sources if available, periodic back-testing of sales to the previously reported fair value, an in-depth review of specific securities when evaluating stale prices, large price movements and other factors, as well as other validation procedures. We also continuously monitor market data that relates to our investment portfolio and review pricing documentation that describes the methodologies used by various pricing vendors. If we determine that a price appears unreasonable, we investigate and assess whether the price should be adjusted.

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

Residential mortgage-backed securities
Our RMBS portfolio was comprised of securities issued by U.S. Government agencies and by non-agency institutions.  The observable inputs used to price U.S. Government agency RMBS may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, loan level information and prepayment speeds.  The fair value measurements of our agency RMBS were classified as Level 2. The observable inputs used to price non-agency RMBS may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, prepayment speeds, delinquencies, loss severities and default rates.  The fair value measurements of our non-agency RMBS were classified as Level 2 or Level 3.

Asset-backed securities
The fair values of ABS were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, type of collateral, prepayment speeds, delinquencies, loss severities and default rates.  The fair value measurements were classified as Level 2 or Level 3.

Short-term investments
The fair values of short-term investments were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes.  The fair value measurements were classified as Level 1 or Level 2.

Reinsurance deposit asset
The fair value of our reinsurance deposit asset was determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation model.  The fair value measurement was classified as Level 3.

Derivative instruments
During 2011, we held derivative instruments.  Our derivative instruments included interest rate options, commodity options and other derivative instruments. Our interest rate and commodity options were exchange traded and the fair values were based on quoted prices in active markets for identical assets. The fair value measurements were classified as Level 1. Our other derivative instrument used significant unobservable inputs through the application of our own assumptions and internal valuation model.  The fair value measurement of our other derivative instrument was classified as Level 3.  See Note 6 for additional disclosure on our derivative instruments.

Level 3 Financial Assets and Liabilities

The following tables reconcile the beginning and ending balance for our Level 3 financial assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011  ($ in thousands):

	Year Ended December 31, 2012
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit asset	Total
Beginning balance, January 1	$-	$8,146	$1,867	$-	$10,013
Purchases	-	-	-	50,000	50,000
Issuances	-	-	-	-	-
Settlements	-	-	-	-	-
Sales, maturities and paydowns	-	(9,549)	(4,949)	-	(14,498)
Total net realized gains included in earnings	-	-	-	-	-
Total increase (decrease) in fair value included in earnings	-	-	-	693	693
Total net unrealized gains (losses) included in other comprehensive income (loss)	-	3,903	742	-	4,645
Transfers into Level 3	524	9,458	4,932	-	14,914
Transfers out of Level 3	-	(6,584)	(1,556)	-	(8,140)
Ending balance, December 31	$524	$5,374	$1,036	$50,693	$57,627

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the year	$-	$-	$-	$693	$693

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2011
	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit asset	Derivatives	Total
Beginning balance, January 1	$2,449	$1,069	$-	$(4,871)	$(1,353)
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	-	-	-	7,389	7,389
Sales, maturities and paydowns	(258)	-	-	-	(258)
Total net realized gains included in earnings	-	-	-	-	-
Total increase (decrease) in fair value included in earnings	-	-	-	(2,518)	(2,518)
Total net unrealized gains (losses) included in other comprehensive income (loss)	738	407	-	-	1,145
Transfers into Level 3	8,147	2,363	-	-	10,510
Transfers out of Level 3	(2,930)	(1,972)	-	-	(4,902)
Ending balance, December 31	$8,146	$1,867	$-	$-	$10,013

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the year	$-	$-	$-	$(2,518)	$(2,518)

Transfers of assets and liabilities into or out of Level 3 are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  The transfers into and out of Level 3 during the years ended December 31, 2012 and 2011 were due to the sufficiency of evidence available to corroborate significant observable inputs with market observable information.  There were no transfers between Levels 1 and 2 during the years ended December 31, 2012 and 2011.

The fair value measurements of our CMBS, non-agency RMBS and sub-prime ABS classified as Level 3 used significant unobservable inputs that include probability of default and loss severity in the event of default.  We also considered prepayment rates when fair valuing our non-agency RMBS and sub-prime ABS.  The prices we obtained to determine these measurements were based upon unadjusted third party pricing sources.

Our reinsurance deposit asset represents a retrocessional aggregate excess of loss reinsurance agreement we purchased on October 1, 2012 for consideration of $50.0 million. The fair value measurement of our reinsurance deposit asset classified as Level 3 used significant unobservable inputs through the application of our own assumptions and internal valuation model. The most significant unobservable inputs used in our internal valuation model are the contract period remaining, credit spread above the risk-free rate and net loss and loss adjustment expenses ceded.  The fair value of the reinsurance deposit asset may increase or decrease due to changes in the contract period remaining, the credit spread and net losses and LAE ceded.  Generally, a decrease in the credit spread would result in an increase to the fair value of the reinsurance deposit asset.  Conversely, an increase in the credit spread or an increase in net losses and loss adjustment expenses ceded would result in a decrease to the fair value of the reinsurance deposit asset.

The following table sets forth the significant unobservable quantitative information used for our fair value measurement of our reinsurance deposit asset as of December 31, 2012:

Unobservable Inputs
December 31, 2012:
Contract period remaining	1,350 days
Credit spread	2.47%
Net losses and loss adjustment expenses ceded inception-to-date	-

Other Financial Assets and Liabilities Not Carried at Fair Value

Accounting guidance requires note disclosure of the fair value of other financial assets and liabilities, excluding balances related to insurance contracts.

The debt obligations on our consolidated balance sheets were recorded at cost with a carrying value of $250.0 million at December 31, 2012 and 2011, and had a fair value of $278.5 million and $269.0 million at December 31, 2012 and 2011, respectively.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 2.

Our remaining other financial assets and liabilities were carried at cost or amortized cost, which approximates fair value, at December 31, 2012 and 2011. The fair value measurements were based on observable inputs and therefore would be considered to be Level 1 or Level 2.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.	Unpaid Losses and Loss Adjustment Expenses

The following table sets forth the changes in our liability for unpaid losses and LAE for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
Net unpaid losses and LAE as of January 1,	$2,385,659	$2,208,466	$2,335,008
Net incurred losses and LAE related to:
Current year	395,661	905,595	625,250
Prior years	(212,001)	(100,158)	(157,830)
Net incurred losses and LAE	183,660	805,437	467,420
Net paid losses and LAE related to:
Current year	95,808	155,534	96,245
Prior years	524,423	477,755	497,968
Net paid losses and LAE	620,231	633,289	594,213
Net effects of foreign currency exchange rate changes	8,597	5,045	251
Net unpaid losses and LAE as of December 31,	1,957,685	2,385,659	2,208,466
Reinsurance recoverable on unpaid losses and LAE	3,597	3,955	8,912
Gross unpaid losses and LAE as of December 31,	$1,961,282	$2,389,614	$2,217,378

We report changes in estimates of prior years’ unpaid losses and LAE, referred to as net favorable or unfavorable loss development, in our consolidated statements of operations in the period in which we make the change.

The following table sets forth the components of net incurred losses and LAE related to prior years for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010

Net favorable loss development	$(235,543)	$(112,984)	$(158,939)
Increase in losses attributable to changes in premium estimates	23,542	10,857	14,331
Change in unallocated loss adjustment expense reserves	-	1,969	(13,222)
Net incurred losses and LAE - prior years	$(212,001)	$(100,158)	$(157,830)

Net favorable loss development was primarily the result of favorable adjustments in ultimate loss ratios.  Prior years’ incurred losses and LAE included losses associated with changes in premium estimates and the patterns of their earnings.  The effect on net income from the increase in losses attributable to changes in premium estimates, after considering corresponding changes in premium estimates and acquisition expenses, was not significant.  During the year ended December 31, 2010, a review of our administrative expenses of managing claims resulted in a $13.2 million reduction of ULAE reserves.

We have organized our worldwide reinsurance business into three operating segments: Property and Marine, Casualty and Finite Risk.  See Note 11 for further information on our operating segments.  The following table sets forth the net favorable loss development by operating segment for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
Property and Marine	$(45,664)	$(41,435)	$(36,853)
Casualty	(182,014)	(59,420)	(113,281)
Finite Risk	(7,865)	(12,129)	(8,805)
Net favorable loss development	$(235,543)	$(112,984)	$(158,939)

The Property and Marine segment net favorable loss development included net favorable loss development related to major catastrophe events of $12.7 million primarily from 2011 events and $19.4 million primarily from 2010 events for the years ended December 31, 2012 and 2011, respectively.  There was net unfavorable loss development related to major catastrophes of $16.2 million primarily from Hurricane Ike for the year ended December 31, 2010.  The net favorable loss development, excluding major catastrophes, for the year ended December 31, 2012 was primarily attributable to the catastrophe excess-of-loss (non-major events) and property per risk classes. The net favorable loss development, excluding major catastrophes, for the year ended December 31, 2011 was primarily attributable to the property per risk excess-of-loss and proportional classes, partially offset by net unfavorable loss development in the catastrophe excess-of-loss (non-major events) class.  The net favorable loss development, excluding major catastrophes, for the year ended December 31, 2010 was primarily attributable to the property per risk excess-of-loss, crop and catastrophe excess-of-loss (non-major events) classes.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Casualty segment net favorable loss development included $165.8 million, $52.7 million and $96.4 million attributable to the long-tailed casualty classes for years ended December 31, 2012, 2011 and 2010, respectively. The majority of the long-tailed casualty net favorable loss development for the year ended December 31, 2012 was attributable to the 2009 and prior underwriting years of the claims made, umbrella, casualty occurrence and international casualty classes.  The majority of the long-tailed casualty net favorable loss development for the year ended December 31, 2011 was attributable to the 2007 and prior underwriting years of the claims made, umbrella and casualty occurrence excess-of-loss classes, partially offset by net unfavorable loss development in the international casualty class in the 2010 and 2008 underwriting years.  The majority of the long-tailed casualty net favorable loss development for the year ended December 31, 2010 was attributable to the 2006 and prior underwriting years of the claims made, casualty occurrence excess-of-loss and umbrella classes, partially offset by net unfavorable loss development in the international casualty class in the 2008 underwriting year.

The Finite Risk segment net favorable loss development was offset by additional profit commissions of $8.1 million, $8.2 million and $11.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The net favorable loss development for the years ended December 31, 2012, 2011 and 2010 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected, and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses.

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

During 2012, 2011 and 2010, our retrocessional reinsurance was primarily purchased by Platinum Bermuda who entered into various industry loss warranty reinsurance agreements that provided retrocessional coverage for catastrophic events in North America, Europe and Japan.

The following table sets forth the effects of retrocessional reinsurance on premiums, losses and LAE for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	Assumed	Ceded	Net
As of and for the year ended December 31, 2012:
Premiums written	$569,724	$(4,724)	$565,000
Premium earned	576,920	(10,424)	566,496
Losses and LAE	183,376	284	183,660
Unpaid losses and LAE	1,961,282	(3,597)	1,957,685
As of and for the year ended December 31, 2011:
Premiums written	687,296	(35,782)	651,514
Premium earned	721,335	(31,883)	689,452
Losses and LAE	839,323	(33,886)	805,437
Unpaid losses and LAE	2,389,614	(3,955)	2,385,659
As of and for the year ended December 31, 2010:
Premiums written	779,526	(18,937)	760,589
Premium earned	804,890	(24,896)	779,994
Losses and LAE	472,089	(4,669)	467,420
Unpaid losses and LAE	$2,217,378	$(8,912)	$2,208,466

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.	Derivative Instruments

As of and for the year ended December 31, 2012, we held no derivative instruments.  We also held no derivative instruments as of December 31, 2011.  During the years ended December 31, 2011 and 2010, we held derivative instruments. Our derivative instruments are recorded in the consolidated balance sheets at fair value as other assets or other liabilities, with changes in fair values and realized gains and losses recognized in net changes in fair value of derivatives in the consolidated statements of operations.  None of our derivatives were designated as hedges under current accounting guidance.

Our derivative agreements included interest rate options within our portfolio of fixed maturity investments used to manage our exposure to interest rate risk, commodity options used to hedge certain underwriting risks and an other derivative instrument used to hedge certain underwriting risks. The other derivative instrument was an agreement that provided us with the ability to recover up to $200.0 million if two catastrophic events involving U.S. wind, U.S. earthquake, European wind or Japanese earthquake occurred that met specified loss criteria during any of three annual periods commencing August 1, 2008.  The derivative agreement expired on July 31, 2011 and no recovery was made.

The following table sets forth the net changes in fair value of derivatives in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010  ($ in thousands):

	2012	2011	2010
Interest rate options	$-	$1,646	$-
Commodity options	-	165	-
Other derivative instrument	-	2,518	9,588
Net changes in fair value of derivatives	$-	$4,329	$9,588

7.	Debt Obligations and Credit Facilities

Debt Obligations

At December 31, 2012, Platinum Finance had outstanding debt obligations consisting of an aggregate principal amount of $250.0 million of Series B 7.5% Notes due June 1, 2017, unconditionally guaranteed by Platinum Holdings.  Interest is payable on the debt obligations on each of June 1 and December 1.  Platinum Finance may redeem the debt obligations, at its option, at any time in whole, or from time to time in part, prior to maturity, subject to a “make-whole” provision.

Credit Facilities

Syndicated Credit Facility

On June 24, 2011, we entered into an amended and restated three-year, $300.0 million credit facility with various financial institutions (the "Syndicated Credit Facility") that consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  Borrowings and letters of credit under the Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of our reinsurance subsidiaries under the Syndicated Credit Facility.  The Syndicated Credit Facility provides that we may increase the lender commitments by up to $150.0 million subject to the participation of lenders.

The Syndicated Credit Facility contains customary representations, warranties and covenants, including requirements to maintain a ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated tangible net worth of not less than the higher of (i) $1.25 billion or (ii) the sum of $1.258 billion plus 50% of positive net income for each fiscal year plus 75% of the aggregate increases in shareholders’ equity resulting from the issuance or sale of shares minus the amount of any extraordinary dividend payment or repurchase of shares during the facility agreement.  Our consolidated tangible net worth was $1.76 billion, or $506.8 million greater than the minimum consolidated tangible net worth covenant of $1.25 billion, as of December 31, 2012.  In addition, each of our reinsurance subsidiaries must maintain a financial strength rating from A.M. Best of at least “B++” at all times.  As at December 31, 2012, we were in compliance with the covenants under the Syndicated Credit Facility.

Other Letter of Credit Facilities

On June 30, 2011, our reinsurance subsidiaries entered into a letter of credit (“LOC”) facility with a financial institution in the maximum aggregate amount of $100.0 million that expires on December 31, 2013.  Under the terms of the facility, up to $100.0 million is available for the issuance of letters of credit to support reinsurance obligations of our reinsurance subsidiaries.  We also have the ability to request a supplemental LOC facility for up to $150.0 million subject to agreement with the lender.  The facility contains customary representations, warranties and covenants.  As at December 31, 2012, we were in compliance with the covenants under the facility.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On July 31, 2012, Platinum Bermuda entered into a one-year uncommitted LOC facility with a financial institution in the maximum aggregate amount of $75.0 million. Under the terms of the facility, up to $75.0 million is available for the issuance of letters of credit to support reinsurance obligations of Platinum Bermuda.  We also have the ability to request a supplemental LOC facility for up to $75.0 million subject to agreement with the lender.  The facility contains customary representations, warranties and covenants.

We had no cash borrowings under the Syndicated Credit Facility during the years ended December 31, 2012 and 2011.  The following table summarizes the outstanding letters of credit and the cash and cash equivalents held in trust to collateralize letters of credit issued as of December 31, 2012 ($ in thousands):

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Syndicated Credit Facility:
Secured	$200,000	$102,073	$113,340
Unsecured	100,000	-	-
Total Syndicated Credit Facility	300,000	102,073	113,340
Other LOC Facilities	100,000	35,926	45,300
Total	$400,000	$137,999	$158,640

8.	Income Taxes

We provide for income tax expense or benefit based upon pre-tax income reported in the consolidated financial statements and the provisions of currently enacted tax laws.  Platinum Holdings and Platinum Bermuda are incorporated under the laws of Bermuda and are subject to Bermuda law with respect to taxation.  Under current Bermuda law, Platinum Holdings and Platinum Bermuda are not taxed on any Bermuda income or capital gains and they have received an assurance from the Bermuda Minister of Finance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings or Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 31, 2035.

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

Dividends or other distributions from Platinum Finance, our intermediate holding company based in the U.S., to Platinum Regency, its Irish parent, are subject to U.S. withholding tax which is based upon, among other items, cumulative taxable earnings and profits of Platinum Finance.

The 2003 federal income tax return of our U.S.-based subsidiaries is currently under examination by the U.S. Internal Revenue Service. The Internal Revenue Service has notified the Company that it has submitted its report to the congressional Joint Committee on Taxation.  A refund of $4.7 million is due related to this return and is pending approval by the congressional Joint Committee on Taxation.  The refund and accrued interest is recorded as a receivable in other assets on the consolidated balance sheet.  The federal income tax returns that remain open to examination are for calendar years 2009 and later.

Under current Irish law, Platinum Regency is taxed at a 25% corporate income tax rate on non-trading income and a 12.5% corporate income tax rate on trading income.  Subject to meeting certain requirements, there is no withholding tax on dividends distributed from Platinum Regency to Platinum Holdings.

The following table presents our income or loss before income taxes by jurisdiction for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
United States	$80,322	$7,351	$130,305
Bermuda	272,163	(235,596)	122,940
Ireland and other	(261)	1,048	5,407
Income (loss) before income taxes	$352,224	$(227,197)	$258,652

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our current and deferred income taxes for the years ended years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
Current tax expense	$16,205	$2,117	$32,656
Deferred tax expense (benefit)	8,791	(5,250)	10,498
Income tax expense (benefit)	$24,996	$(3,133)	$43,154

The following table presents a reconciliation of expected income taxes, computed by applying the tax rate of  0% under Bermuda law to income or loss before income taxes, to income tax expense or benefit for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
Expected income tax expense (benefit) at 0%	$-	$-	$-
Foreign taxes at local expected rates:
United States	28,113	2,573	45,607
Ireland and other	(60)	263	1,345
Tax exempt investment income	(4,470)	(5,040)	(5,207)
U.S. withholding tax (recovery)	-	(600)	600
U.S. state taxes, net of U.S. federal tax benefit	355	476	415
Prior year adjustment	(305)	-	(740)
Non-deductible expenses and other	1,363	(805)	1,134
Income tax expense (benefit)	$24,996	$(3,133)	$43,154

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2012 and 2011 ($ in thousands):

	2012	2011
Deferred tax assets:
Unpaid losses and LAE	$38,586	$45,886
Unearned premiums	6,584	6,855
Temporary differences in recognition of expenses	3,739	1,866
Other	-	1,611
Total deferred tax assets	$48,909	$56,218

Deferred tax liabilities:
Deferred acquisition costs	$8,478	$8,556
Deferred gains on investments	17,336	15,539
Other	322	510
Total deferred tax liabilities	26,136	24,605
Net deferred tax assets	$22,773	$31,613

The deferred tax assets and liabilities as of December 31, 2012 and 2011 were all related to U.S. income tax.  To evaluate the recoverability of the deferred tax assets, we consider the timing of the reversal of deferred income and expense items as well as the likelihood that we will generate sufficient taxable income to realize the future tax benefits.  We believe that it is more likely than not we will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and accordingly, no valuation allowance was established as of December 31, 2012 and 2011.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	Shareholders' Equity

Common Shares

Platinum Holdings is authorized to issue up to 200,000,000 common shares, $0.01 par value, and 25,000,000 preferred shares, $0.01 par value.  There are no preferred shares outstanding.  The following table reconciles the beginning and ending balance of common shares issued and outstanding for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Shares issued and outstanding, beginning of year	35,526	37,758	45,943
Options exercised	170	48	1,133
Restricted shares issued (1)	(5)	-	70
Restricted share units vested	120	289	284
Shares repurchased	(3,089)	(2,569)	(9,672)
Shares issued and outstanding, end of year	32,722	35,526	37,758

(1)	Restricted shares issued are net of forfeitures and cancelations.

Share Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 23, 2012, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.  The following table summarizes our repurchases of common shares for the years ended December 31, 2012, 2011 and 2010 ($ in thousands, except per share data):

Year	Shares Repurchased	Weighted Average Cost per Share (1)	Aggregate Amount Paid
2012	3,088,589	$37.46	$115,702
2011	2,569,068	36.86	94,695
2010	9,672,231	$39.25	$379,675

(1)	Including commissions.

The shares we repurchased were canceled.  As of December 31, 2012, the remaining amount available under the repurchase program was $224.2 million.

Platinum Holdings completed an initial public offering of common shares in 2002 and concurrently issued options to the founding shareholders to purchase 6,000,000 common shares with an exercise price of $27.00 per share.  In 2011 and 2010, we purchased all of the common share options issued for cash of $47.9 million and $98.5 million, respectively.  The options were purchased under the Company’s share repurchase program and were canceled.

10.	Statutory Regulations and Dividend Restrictions

Statutory Regulations

Our reinsurance subsidiaries, Platinum Bermuda and Platinum US, are required to comply with certain laws and regulations within their jurisdictions.  The laws and regulations of Bermuda require that Platinum Bermuda maintain a minimum amount of statutory capital and surplus.  For Platinum Bermuda this amount is the enhanced capital requirement based on the standardized risk-based capital model of the Bermuda Monetary Authority.  Platinum Bermuda is also subject to an early-warning level based on 120% of the enhanced capital requirement which may trigger additional reporting requirements or other enhanced oversight. The laws and regulations in the United States establish minimum capital adequacy levels and grant regulators the authority to take specific actions based on the level of impairment.  For Platinum US this amount is the Company Action Level based on the risk-based capital model of the National Association of Insurance Commissioners and represents the first level at which regulatory action is triggered.

Our reinsurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities in the jurisdictions in which they operate.  The common adjustments from U.S. GAAP financial statements to statutory basis financial statements include eliminating deferred acquisition costs, prepaid assets and fixed assets and presenting reinsurance assets and liabilities net of retrocessional reinsurance.  Also, in the United States, bonds are generally recorded at amortized cost and deferred income tax is charged directly to equity.  In preparing our statutory basis financial statements, we have used statutory accounting practices that are prescribed by the relevant regulatory authorities. Furthermore, the Bermuda Monetary Authority has permitted the use of deposit accounting for our reinsurance deposit asset, which aligns with U.S. GAAP, and has no effect on Platinum Bermuda’s statutory capital and surplus.  Platinum Bermuda has also received approval from the Bermuda Monetary Authority to reduce the standard capital factor applicable to the reinsurance deposit asset.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the actual statutory capital and surplus for our reinsurance subsidiaries and the corresponding minimum capital adequacy levels noted above as of December 31, 2012 and 2011 ($ in thousands):

	2012	2011
Actual statutory capital and surplus:
Platinum Bermuda	$1,273,373	$1,146,295
Platinum US	$555,380	$529,915

Required statutory capital and surplus:
Platinum Bermuda	$440,339	$549,428
Platinum US	$272,671	$139,851

Total statutory net income (loss) of our reinsurance subsidiaries was $364.3 million, $(193.6) million, and $256.3 million for the years ended December 31, 2012, 2011 and 2010.

Dividend Restrictions

Platinum Holdings and its subsidiaries are subject to certain legal and regulatory restrictions in their respective jurisdictions of domicile. The legal restrictions generally include the requirement to maintain positive net assets and to be able to pay liabilities as they become due.  Other regulatory restrictions are described below.

Dividend Restrictions on Platinum Holdings

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Holdings to its shareholders.

Dividend Restrictions on Subsidiaries

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of statutory capital and surplus that are available for the payment of dividends by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance, without the prior approval of the relevant regulatory authorities.  For 2013, Platinum Bermuda is generally restricted from declaring and paying dividends of more than 25% of its prior year end statutory capital and surplus.  For 2013, Platinum US’s dividend capacity will be limited to its 2012 statutory-basis net investment income.  Based on regulatory restrictions, the maximum amount available for payment of dividends by our reinsurance subsidiaries during 2013 without prior regulatory approval is as follows ($ in thousands):

Platinum Bermuda	$318,343
Platinum US	30,779
Total	$349,122

During the year ended December 31, 2012, dividends of $207.9 million were paid by the reinsurance subsidiaries of Platinum Holdings, of which $155.0 million was paid by Platinum Bermuda to Platinum Holdings and $52.9 million was paid by Platinum US to Platinum Finance.  Subsequent to December 31, 2012, Platinum Bermuda declared and paid a dividend of $42.5 million to Platinum Holdings.  The remaining amount available for payment of dividends by our reinsurance subsidiaries without prior regulatory approval is $306.6 million.

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.

11.	Operating Segment Information

We have organized our worldwide reinsurance business into three operating segments: Property and Marine, Casualty and Finite Risk.  The Property and Marine segment includes principally property and marine reinsurance coverages that are written in the United States and international markets and includes property reinsurance, crop reinsurance and marine and aviation reinsurance.  The Property and Marine segment includes property catastrophe and marine excess-of-loss reinsurance contracts, property and marine per-risk excess-of-loss reinsurance contracts and property proportional reinsurance contracts.  Marine reinsurance also includes proportional treaties.  We may from time to time write a limited amount of property facultative reinsurance.  The Casualty segment includes reinsurance contracts that cover general and product liability, professional liability, accident and health, umbrella liability, workers' compensation, casualty clash, automobile liability, surety, trade credit, and political risk.  We generally seek to write casualty reinsurance on an excess-of-loss basis. The Finite Risk segment includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  Reinsurance contracts classified as finite risk are typically structured to include loss limitation or loss mitigation features.  In exchange for contractual features that limit our risk, reinsurance contracts that we include in our Finite Risk segment typically provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through our finite risk contracts are generally consistent with the classes covered by our traditional products.  The finite risk reinsurance contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss.

In managing our operating segments, we use measures such as net underwriting income and underwriting ratios to evaluate segment performance.  Such measures are considered to be non-GAAP.  We do not allocate assets or certain income and expenses by segment such as net investment income, net realized gains and losses on investments, net impairment losses on investments, certain corporate expenses, net foreign currency exchange gains and losses, net changes in fair value of derivatives and interest expense.  Underwriting ratios are calculated for net losses and LAE, net acquisition expense and net underwriting expense.  The ratios are calculated by dividing the related expense by net earned premiums.  The combined ratio is the sum of the net losses and LAE, net acquisition expense and net underwriting expense ratios.  The measures we use in evaluating our operating segments should not be used as a substitute for measures determined under U.S. GAAP.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of segment underwriting income (loss) to income (loss) before income taxes for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	Year Ended December 31, 2012
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$256,182	$287,112	$21,706	$565,000

Net premiums earned	253,604	294,122	18,770	566,496
Net losses and loss adjustment expenses	132,580	43,763	7,317	183,660
Net acquisition expenses	34,342	68,987	12,108	115,437
Other underwriting expenses	31,140	22,937	1,105	55,182
Segment underwriting income (loss)	$55,542	$158,435	$(1,760)	212,217

Net investment income				99,947
Net realized gains on investments				88,754
Net impairment losses on investments				(3,031)
Other income (expense)				(239)
Corporate expenses not allocated to segments				(25,271)
Net foreign currency exchange (losses) gains				(1,055)
Net changes in fair value of derivatives				-
Interest expense				(19,098)
Income (loss) before income taxes				$352,224

Underwriting ratios:
Net loss and loss adjustment expense	52.3%	14.9%	39.0%	32.4%
Net acquisition expense	13.5%	23.5%	64.5%	20.4%
Other underwriting expense	12.3%	7.8%	5.9%	9.7%
Combined	78.1%	46.2%	109.4%	62.5%

	Year Ended December 31, 2011
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$344,682	$296,989	$9,843	$651,514

Net premiums earned	356,976	318,734	13,742	689,452
Net losses and loss adjustment expenses	628,062	178,650	(1,275)	805,437
Net acquisition expenses	49,348	72,738	11,091	133,177
Other underwriting expenses	27,622	19,002	940	47,564
Segment underwriting income (loss)	$(348,056)	$48,344	$2,986	(296,726)

Net investment income				125,863
Net realized gains on investments				3,934
Net impairment losses on investments				(22,370)
Other income (expense)				645
Corporate expenses not allocated to segments				(15,615)
Net foreign currency exchange (losses) gains				473
Net changes in fair value of derivatives				(4,329)
Interest expense				(19,072)
Income (loss) before income taxes				$(227,197)

Underwriting ratios:
Net loss and loss adjustment expense	175.9%	56.0%	(9.3%)	116.8%
Net acquisition expense	13.8%	22.8%	80.7%	19.3%
Other underwriting expense	7.7%	6.0%	6.8%	6.9%
Combined	197.4%	84.8%	78.2%	143.0%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2010
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$412,675	$329,397	$18,517	$760,589

Net premiums earned	418,763	343,812	17,419	779,994
Net losses and loss adjustment expenses	343,509	119,679	4,232	467,420
Net acquisition expenses	60,224	71,474	14,978	146,676
Other underwriting expenses	32,678	23,091	1,260	57,029
Segment underwriting income (loss)	$(17,648)	$129,568	$(3,051)	108,869

Net investment income				134,385
Net realized gains on investments				107,791
Net impairment losses on investments				(36,610)
Other income (expense)				(207)
Corporate expenses not allocated to segments				(25,607)
Net foreign currency exchange (losses) gains				(1,385)
Net changes in fair value of derivatives				(9,588)
Interest expense				(18,996)
Income (loss) before income taxes				$258,652

Underwriting ratios:
Net loss and loss adjustment expense	82.0%	34.8%	24.3%	59.9%
Net acquisition expense	14.4%	20.8%	86.0%	18.8%
Other underwriting expense	7.8%	6.7%	7.2%	7.3%
Combined	104.2%	62.3%	117.5%	86.0%

The following table presents our net premiums written for the years ended December 31, 2012, 2011 and 2010 by geographic location of the ceding company ($ in thousands):

	2012	2011	2010
United States	$441,762	$457,735	$527,097
International	123,238	193,779	233,492
Total	$565,000	$651,514	$760,589

12.	Share Incentive Compensation and Defined Contribution Retirement Plans

Share Incentive Compensation

We have a share incentive plan under which our employees and directors may be granted options, restricted shares, restricted share units, share appreciation rights, or other rights to acquire shares.  Upon effectiveness, our 2010 Share Incentive Plan (the "Plan") had an aggregate of 3,572,977 common shares available and reserved for issuance, which was comprised of 3,100,000 common shares as set forth in the Plan, plus authorized and unissued shares that remained available under a predecessor share incentive plan.  Awards granted under the Plan typically vest over a specified period of up to four years.

The following table provides the total share-based compensation expense recognized during the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
Restricted share units
Service-based awards	$3,974	$3,980	$4,019
Performance-based awards	2,810	(3,880)	4,825
Market-based awards	1,617	-	-
Restricted shares	1,666	3,069	3,878
Share options	70	650	1,616
Share based compensation expense	10,137	3,819	14,338
Tax benefit	(1,829)	(598)	(2,025)
Share based compensation expense, net of taxes	$8,308	$3,221	$12,313

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 (i)           Restricted Share Units

Service-Based Awards Under the Share Incentive Plan

Service-based restricted share units granted in 2008 and prior years generally vest in equal tranches on the third and fourth anniversaries of the grant date and restricted share units granted subsequent to 2008 generally vest annually over a four year period.  Service-based restricted share units granted to non-employee directors vest after one year.

The following table sets forth information regarding outstanding restricted share units for our service-based awards under our share incentive plan for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands, except per share weighted average grant date fair value):

	As of and for the Years Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	280	$37.17	366	$33.76	399	$31.96
Granted	128	36.02	109	43.20	135	37.08
Vested	(126)	35.46	(176)	33.88	(141)	31.80
Forfeited	(19)	38.09	(19)	36.65	(27)	33.52
Outstanding - end of year	263	$37.36	280	$37.17	366	$33.76

The grant date fair value of these awards is based on the grant date share price multiplied by the number of share units granted. The fair value at the grant date was $4.6 million, $4.7 million and $5.0 million in 2012, 2011 and 2010, respectively.  As of December 31, 2012, there was $6.1 million of unrecognized compensation cost that is expected to be recognized over a weighted-average period of 1.1 years.

Performance-Based Awards Under the Executive Incentive Plan

Our executive incentive plan is a performance-based incentive plan that provides for awards of restricted share units that may be settled in shares or cash. The executive incentive plan utilizes shares reserved under the share incentive plan for share-settled awards.

For the years ended December 31, 2012, 2011 and 2010, our executives who participated in the executive incentive plan earned 19,761 share units for certain of the 2012 and all of the 2010 grants, 20,333 share units for the 2009 grants and 126,436 share units for the 2008 grants, respectively. These share units vested in the period subsequent to the end of the performance period.  In addition, in 2011, upon their termination, certain executives earned 5,253 share units and 23,284 share units pursuant to the executive incentive plan for the 2010 and 2009 grant years, respectively.

a)  Equity-Classified Awards:

Restricted share units under our executive incentive plan that are settled in common shares are classified as equity awards.  The following table sets forth information regarding these awards for the years ended December 31, 2012, 2011 and 2010  (amounts in thousands, except per share grant date fair value):

	As of and for the Years Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	19	$28.65	412	$31.91	483	$32.03
Granted	31	35.95	6	43.67	99	36.90
Vested	(20)	28.65	(155)	33.23	(164)	34.43
Forfeited	-	-	(39)	32.90	-	-
Performance adjustment	19	36.15	(205)	31.40	(6)	55.56
Outstanding - end of year	49	$36.22	19	$28.65	412	$31.91

The grant date fair value of the executive incentive plan awards that are equity classified is based on the grant date share price multiplied by the number of share units granted.  The grant date fair value was $1.1 million, $0.3 million and $3.7 million in 2012, 2011 and 2010, respectively.  As of December 31, 2012, there was $0.7 million of estimated unrecognized compensation cost related to these awards that is expected to be recognized over a weighted-average period of 1.4 years.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The performance adjustment is calculated based on an average return on equity over three years.  For awards granted prior to 2012, an average return on equity between 6% and 18% or more results in a settlement of 1% to 200% of the initial award.  For awards granted in 2012, an average return on equity between 4% and 15% or more results in a settlement of 25% to 150% of the initial award.  In addition, beginning with the 2012 grant, there is a minimum payout of 8.33% of the share units granted for each year of the three-year performance period that the average return on equity is 4% or more.

During 2012, we granted additional executive incentive plan awards, to be settled in shares, 50% of which vest in 2013 and 50% of which vest in 2014, based on our performance during 2012 and 2013, respectively.  A return on equity of 4% or more in each year results in full settlement of the grants.

b)  Liability-Classified Awards:

During 2012 and 2011, we granted restricted share units under our executive incentive plan to certain executive officers that are settled in cash.  Restricted share units settled in cash are classified as liability awards.

The following table sets forth information regarding these awards under our executive incentive plan for the years ended December 31, 2012 and 2011 (amounts in thousands, except per share grant date fair value):

	As of and for the Years Ended
	December 31, 2012		December 31, 2011
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	-	$-	-	$-
Granted	83	35.95	70	43.67
Vested	-	-	-	-
Forfeited	-	-	-	-
Performance adjustment	42	35.95	(70)	43.67
Outstanding - end of year	125	$35.95	-	$-

The grant date fair value of these awards is based on the grant date share price multiplied by the number of share units granted.  The grant date fair value of these restricted share units was $3.0 million and $3.0 million in 2012 and 2011, respectively.  As of December 31, 2012, there was $3.8 million of estimated unrecognized compensation cost related to these awards that is expected to be recognized over a weighted-average period of 2.0 years.

The performance adjustment is based on the same performance conditions as equity-classified awards under the executive incentive plan.  In addition, the fair value of liability-classified awards is adjusted at the end of each reporting date by multiplying the closing share price at the reporting date by the number of share units granted.

Market-Based Awards Under the Share Incentive Plan

Commencing in 2012, we began issuing market share units, a form of restricted share units, to executives under our share incentive plan.  Market share units generally have a three-year vesting period and the actual number of common shares that each participant will receive upon vesting of the awards is based on a market-based multiplier.  These awards are to be settled in common shares and are equity-classified.

The following table sets forth information regarding outstanding restricted share units for our market-based awards under our share incentive plan for the year ended December 31, 2012 (amounts in thousands, except per share grant date fair value):

	As of and for the Year Ended
	December 31, 2012
	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	-	$-
Granted	173	41.93
Vested	-	-
Forfeited	-	-
Market adjustment	50	41.93
Outstanding - end of year	223	$41.93

The grant date fair value of market share units is based on a Monte Carlo simulation at the grant date multiplied by the number of share units granted.  The Monte Carlo simulation used the following weighted average assumptions for awards granted during the year ended December 31, 2012:

2012
Dividend yield	0.9%
Risk free interest rate	0.3%
Expected volatility - historical	24.9%
Closing stock price of 20 trading days preceding performance start date	$35.17
Weighted average grant fair value	$41.93

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of these awards at the grant date was $7.2 million in 2012.  As of December 31, 2012, there was $4.5 million of unrecognized compensation cost related to these awards, which is expected to be recognized over a weighted-average period of 2.0 years.  Share-based compensation expense for these awards is recognized over the vesting period based on the grant date fair value of the awards and the number of share units granted, regardless of whether the market conditions are satisfied or not, provided the service conditions are satisfied.

The market adjustment is calculated by multiplying the market share units by a performance multiplier.   For purposes of determining the market adjustment, the performance multiplier generally equals our average share price for the 20 trading days preceding the reporting date divided by the average share price for the 20 trading days ending on the last day of the quarter preceding the grant date (the “initial average share price”). The market adjustment reflects a performance multiplier of 129.0% at December 31, 2012, compared to the performance multiplier of 100% at grant date.

Upon vesting, the number of market share units awarded will be multiplied by the performance multiplier equal to our average share price for the 20 trading days ending on the last day of the quarter preceding the vesting date divided by the initial average share price to determine the number of common shares to be paid out.  The maximum number of common shares payable at settlement is 150% of the share units granted and no share units will be paid out if the performance multiplier is less than 50%.

 (ii)          Restricted Shares

Restricted shares are granted on a periodic basis.  There were no restricted shares granted in 2012 or 2011.  The restricted shares we have granted generally vest in equal annual tranches over three years.

The following table sets forth information regarding outstanding restricted shares as of December 31, 2012 and 2011 and 2010 (amounts in thousands, except per share weighted average grant date fair value):

	As of and for the Years Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	146	$36.50	217	$36.21	229	$35.75
Granted	-	-	-	-	80	36.73
Vested	(73)	36.50	(71)	35.61	(82)	35.56
Forfeited	-	-	-	-	(10)	35.19
Outstanding - end of year	73	$36.50	146	$36.50	217	$36.21

The grant date fair value of restricted shares is based on the grant date share price multiplied by the number of shares granted.  The fair value at the grant date in 2010 was $3.0 million. As of December 31, 2012, there was $0.9 million of unrecognized compensation cost related to restricted share awards, all of which is expected to be recognized by September 30, 2013.

(iii)          Share options

There have been no share options granted since 2008.  Option awards generally vest over a three or four year period and expire ten years from the date of grant.

The following table sets forth information regarding outstanding options for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands, except weighted average exercise prices of options):

	As of and for the Years Ended
	December 31, 2012		December 31, 2011		December 31, 2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - beginning of year	1,030	$31.90	1,081	$31.64	2,238	$31.12
Granted	-	-	-	-	-	-
Exercised	(170)	26.67	(48)	25.87	(1,133)	30.56
Forfeited	(27)	23.47	(3)	33.96	(24)	34.35
Outstanding - end of year	833	$33.25	1,030	$31.90	1,081	$31.64

Options exercisable at year end	833		966		838
Weighted average exercise price of options exercisable at year end		$33.25		$31.77		$30.92

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2012, there was no unrecognized compensation cost related to outstanding options.  The weighted average remaining contractual terms of all outstanding options and options exercisable were 4.2 years and 4.2 years, respectively, as of December 31, 2012.

The following table presents the intrinsic and fair values of the options exercised and vested during the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

	2012	2011	2010
Intrinsic value of options exercised (1)	$2,511	$707	$9,865
Fair value of options exercised (2)	1,331	379	6,622
Fair value of options vested (2)	$488	$1,496	$1,917

(1)	Represents the difference between the market value and exercise price on the date of exercise.
(2)	Based on the Black-Scholes option pricing model.

Share Unit Plan for Non-Employee Directors

For years prior to 2009, members of our Board of Directors received all or a portion of their directors’ fees in the form of share units.  On February 22, 2010, the share unit plan was terminated as to future awards.  These awards were fully vested at the grant date and are settled in common shares or cash the earlier of 5 years from the grant date or when the participant ceases to be a member of the Board of Directors.  As at December 31, 2012, 17,637 share units were vested but not settled.

Defined Contribution Retirement Plans

The Company provides retirement benefits to employees in the United States and Bermuda through defined contribution plans whereby the Company contributes an amount to each employee equal to a specified percentage of the employee’s salary.  Participants in the U.S. plan are required to make a contribution to the plan in order to receive the full Company contribution.  Expenses related to the defined contribution plans were $2.0 million, $2.2 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

13.	Earnings (Loss) per Common Share

The following is a reconciliation of the basic and diluted earnings or loss per common share computations for the years ended December 31, 2012, 2011 and 2010 ($ and amounts in thousands, except per share data):

	2012	2011	2010
Earnings (Loss)
Basic and Diluted
Net income (loss) attributable to common shareholders	$327,228	$(224,064)	$215,498
Portion allocated to participating common shareholders (1)	(1,076)	1,189	-
Net income (loss) allocated to common shareholders	$326,152	$(222,875)	$215,498

Common Shares
Basic
Weighted average common shares outstanding	33,714	36,901	41,930
Diluted
Weighted average common shares outstanding	33,714	36,901	41,930
Effect of dilutive securities:
Common share options	171	164	2,610
Restricted share units	96	195	512
Adjusted weighted average common shares outstanding	33,981	37,260	45,052

Earnings (Loss) Per Common Share
Basic earnings (loss) per common share	$9.67	$(6.04)	$5.14
Diluted earnings (loss) per common share (2)	$9.60	$(6.04)	$4.78

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plans that are considered to be participating securities.
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

Lease Commitments

The following table presents our future minimum annual lease commitments under various non-cancelable operating leases for our facilities ($ in thousands):

Years Ending December 31,
2013(1)	$3,247
2014	1,421
2015	1,337
2016	1,345
2017	1,386
Thereafter	8,109
Total	$16,845

(1)
During 2012, Platinum Holdings and Platinum Bermuda each entered into an agreement that included a requirement to pay a fee, which is included above, if we do not enter into a lease for office space in Pembroke, Bermuda.

Operating lease expense was $2.7 million, $2.8 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Employment Agreements

The Company has entered into employment agreements with its officers. These agreements provide for annual compensation in the form of salary, benefits, annual incentive payments, share-based awards, the reimbursement of certain expenses, as well as certain severance provisions. The severance provisions include accelerated vesting of share-based compensation under certain circumstances, such as upon a change in control, as defined by the Company’s Change in Control Severance Plan and Employee Severance Plan.

Concentrations of Credit Risk

The areas where significant concentration of credit risk may exist principally include investments, cash and cash equivalents, due from investment brokers, reinsurance premiums receivable, reinsurance recoverable, funds held by ceding companies and the reinsurance deposit asset. Also, certain of our assets are pledged to collateralize obligations under various reinsurance contracts and are held by ceding companies. We have also pledged certain assets to regulatory authorities. The Company limits the amount of credit exposure to any one counterparty and none of the Company’s counterparty credit exposures, excluding U.S. Government instruments, exceeded 10% of shareholders’ equity at December 31, 2012.  In addition, the Company underwrites a significant amount of its business through reinsurance brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance balances owed to and by the Company.

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

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2012 and 2011 is unaudited.  However, in the opinion of management, all necessary adjustments have been made (consisting of normal recurring adjustments) to present fairly the results of operations for such periods ($ in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
Net premiums earned	$144,621	$138,588	$145,075	$138,212
Net investment income	22,031	23,209	26,155	28,552
Net losses and LAE	(7,770)	45,117	67,117	79,196
Net acquisition expenses	28,412	26,168	30,200	30,657
Operating expenses	23,808	19,966	19,696	16,983
Net income (loss)	$121,545	$84,864	$67,532	$53,287
Earnings (loss) per common share:
Basic	$3.71	$2.56	$1.98	$1.50
Diluted (1)	$3.67	$2.54	$1.97	$1.49
Average common shares outstanding:
Basic	32,674	32,996	33,914	35,291
Diluted	33,048	33,272	34,104	35,510

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011
Net premiums earned	$167,322	$166,813	$172,436	$182,881
Net investment income	29,758	29,762	33,965	32,378
Net losses and LAE	125,032	201,453	159,357	319,595
Net acquisition expenses	34,904	30,208	34,115	33,950
Operating expenses	14,168	14,755	17,105	17,151
Net income (loss)	$7,064	$(53,535)	$(20,401)	$(157,192)
Earnings (loss) per common share:
Basic	$0.20	$(1.43)	$(0.55)	$(4.20)
Diluted (1)	$0.19	$(1.43)	$(0.55)	$(4.20)
Average common shares outstanding:
Basic	36,117	37,183	37,113	37,199
Diluted	36,302	37,360	37,399	38,022

(1)
During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation as the effect of including potential dilutive shares would be anti-dilutive.

16.	Condensed Consolidating Financial Information

As described in Note 7, Platinum Holdings fully and unconditionally guarantees the $250.0 million of debt obligations issued by its 100%-owned subsidiary Platinum Finance.

The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Balance Sheet
December 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$181	$2,227,118	$-	$2,227,299
Investment in subsidiaries	1,821,818	636,814	540,354	(2,998,986)	-
Cash and cash equivalents	70,604	152,122	1,497,669	-	1,720,395
Reinsurance assets	-	-	277,279	-	277,279
Other assets	8,997	2,884	96,449	-	108,330
Total assets	$1,901,419	$792,001	$4,638,869	$(2,998,986)	$4,333,303
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$2,140,241	$-	$2,140,241
Debt obligations	-	250,000	-	-	250,000
Other liabilities	6,885	1,647	39,996	-	48,528
Total liabilities	$6,885	$251,647	$2,180,237	$-	$2,438,769

Shareholders' Equity
Common shares	$327	$-	$8,000	$(8,000)	$327
Additional paid-in capital	209,897	213,736	2,021,045	(2,234,781)	209,897
Accumulated other comprehensive income	137,690	41,386	179,071	(220,457)	137,690
Retained earnings	1,546,620	285,232	250,516	(535,748)	1,546,620
Total shareholders' equity	$1,894,534	$540,354	$2,458,632	$(2,998,986)	$1,894,534
Total liabilities and shareholders' equity	$1,901,419	$792,001	$4,638,869	$(2,998,986)	$4,333,303
(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Balance Sheet
December 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$274	$3,377,260	$-	$3,377,534
Investment in subsidiaries	1,638,898	621,041	484,561	(2,744,500)	-
Cash and cash equivalents	47,791	108,260	636,459	-	792,510
Reinsurance assets	-	-	297,374	-	297,374
Other assets	6,229	6,620	71,344	-	84,193
Total assets	$1,692,918	$736,195	$4,866,998	$(2,744,500)	$4,551,611
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$2,573,701	$-	$2,573,701
Debt obligations	-	250,000	-	-	250,000
Other liabilities	2,059	1,634	33,358	-	37,051
Total liabilities	$2,059	$251,634	$2,607,059	$-	$2,860,752

Shareholders' Equity
Common shares	$355	$-	$8,000	$(8,000)	$355
Additional paid-in capital	313,730	213,342	2,000,335	(2,213,677)	313,730
Accumulated other comprehensive income	146,635	41,277	187,903	(229,180)	146,635
Retained earnings	1,230,139	229,942	63,701	(293,643)	1,230,139
Total shareholders' equity	$1,690,859	$484,561	$2,259,939	$(2,744,500)	$1,690,859
Total liabilities and shareholders' equity	$1,692,918	$736,195	$4,866,998	$(2,744,500)	$4,551,611

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$566,496	$-	$566,496
Net investment income	10	(24)	99,961	-	99,947
Net realized gains on investments	-	-	88,754	-	88,754
Net impairment losses on investments	-	-	(3,031)	-	(3,031)
Other income (expense)	5,481	3	(5,723)	-	(239)
Total revenue	5,491	(21)	746,457	-	751,927

Expenses:
Net losses and loss adjustment expenses	-	-	183,660	-	183,660
Net acquisition expenses	-	-	115,437	-	115,437
Operating expenses	24,733	233	55,487	-	80,453
Net foreign currency exchange losses (gains)	-	-	1,055	-	1,055
Net changes in fair value of derivatives	-	-	-	-	-
Interest expense	-	19,098	-	-	19,098
Total expenses	24,733	19,331	355,639	-	399,703
Income (loss) before income taxes	(19,242)	(19,352)	390,818	-	352,224
Income tax expense (benefit)	-	(6,477)	31,473	-	24,996
Income (loss) before equity in earnings of subsidiaries	(19,242)	(12,875)	359,345	-	327,228
Equity in earnings of subsidiaries	346,470	68,165	55,290	(469,925)	-
Net income (loss)	$327,228	$55,290	$414,635	$(469,925)	$327,228

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$689,452	$-	$689,452
Net investment income	5	25	125,886	(53)	125,863
Net realized gains on investments	-	-	3,934	-	3,934
Net impairment losses on investments	-	-	(22,370)	-	(22,370)
Other income (expense)	(573)	121	1,097	-	645
Total revenue	(568)	146	797,999	(53)	797,524

Expenses:
Net losses and loss adjustment expenses	-	-	805,437	-	805,437
Net acquisition expenses	-	-	133,177	-	133,177
Operating expenses	15,813	341	47,025	-	63,179
Net foreign currency exchange losses (gains)	1	-	(474)	-	(473)
Net changes in fair value of derivatives	-	-	4,329	-	4,329
Interest expense	53	19,072	-	(53)	19,072
Total expenses	15,867	19,413	989,494	(53)	1,024,721
Income (loss) before income taxes	(16,435)	(19,267)	(191,495)	-	(227,197)
Income tax expense (benefit)	(600)	(6,531)	3,998	-	(3,133)
Income (loss) before equity in earnings of subsidiaries	(15,835)	(12,736)	(195,493)	-	(224,064)
Equity in earnings of subsidiaries	(208,229)	22,918	10,182	175,129	-
Net income (loss)	$(224,064)	$10,182	$(185,311)	$175,129	$(224,064)

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$779,994	$-	$779,994
Net investment income	82	209	134,172	(78)	134,385
Net realized gains on investments	-	81	107,710	-	107,791
Net impairment losses on investments	-	-	(36,610)	-	(36,610)
Other income (expense)	4,225	-	(4,432)	-	(207)
Total revenue	4,307	290	980,834	(78)	985,353

Expenses:
Net losses and loss adjustment expenses	-	-	467,420	-	467,420
Net acquisition expenses	-	-	146,676	-	146,676
Operating expenses	26,108	229	56,299	-	82,636
Net foreign currency exchange losses (gains)	-	-	1,381	4	1,385
Net changes in fair value of derivatives	-	-	9,588	-	9,588
Interest expense	78	18,996	-	(78)	18,996
Total expenses	26,186	19,225	681,364	(74)	726,701
Income (loss) before income taxes	(21,879)	(18,935)	299,470	(4)	258,652
Income tax expense (benefit)	600	(6,524)	49,078	-	43,154
Income (loss) before equity in earnings of subsidiaries	(22,479)	(12,411)	250,392	(4)	215,498
Equity in earnings of subsidiaries	237,977	101,689	89,157	(428,823)	-
Net income (loss)	$215,498	$89,278	$339,549	$(428,827)	$215,498

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
Net income (loss)	$327,228	$55,290	$414,635	$(469,925)	$327,228

Other comprehensive income (loss), before deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the year	-	(6)	77,869	-	77,863
Reclassification adjustments:
Net realized gains on available-for-sale investments	-	-	(89,780)	-	(89,780)
Net impairment losses on investments	-	-	3,031	-	3,031
Other comprehensive income (loss), before deferred tax	-	(6)	(8,880)	-	(8,886)

Deferred tax on components of other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities arising during the year	-	2	(5,411)	-	(5,409)
Reclassification adjustments:
Net realized gains on available-for-sale investments	-	-	5,652	-	5,652
Net impairment losses on investments	-	-	(302)	-	(302)
Deferred income tax expense	-	2	(61)	-	(59)

Other comprehensive income (loss), net of deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the year	-	(4)	72,458	-	72,454
Reclassification adjustments:
Net realized gains on available-for-sale investments	-	-	(84,128)	-	(84,128)
Net impairment losses on investments	-	-	2,729	-	2,729
Other comprehensive income (loss), net of deferred tax	-	(4)	(8,941)	-	(8,945)

Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(8,945)	113	109	8,723	-
Comprehensive income (loss)	$318,283	$55,399	$405,803	$(461,202)	$318,283

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
Net income (loss)	$(224,064)	$10,182	$(185,311)	$175,129	$(224,064)

Other comprehensive income (loss), before deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the year	-	(4)	171,025	-	171,021
Reclassification adjustments:
Net realized gains on available-for-sale investments	-	-	(854)	-	(854)
Net impairment losses on investments	-	-	22,370	-	22,370
Other comprehensive income (loss), before deferred tax	-	(4)	192,541	-	192,537

Deferred tax on components of other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities arising during the year	-	1	(18,713)	-	(18,712)
Reclassification adjustments:
Net realized gains on available-for-sale investments	-	-	(607)	-	(607)
Net impairment losses on investments	-	-	(2,095)	-	(2,095)
Deferred income tax expense	-	1	(21,415)	-	(21,414)

Other comprehensive income (loss), net of deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the year	-	(3)	152,312	-	152,309
Reclassification adjustments:
Net realized gains on available-for-sale investments	-	-	(1,461)	-	(1,461)
Net impairment losses on investments	-	-	20,275	-	20,275
Other comprehensive income (loss), net of deferred tax	-	(3)	171,126	-	171,123

Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	171,123	39,771	39,768	(250,662)	-
Comprehensive income (loss)	$(52,941)	$49,950	$25,583	$(75,533)	$(52,941)

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2010

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries (1)	Consolidating Adjustments	Consolidated
Net income (loss)	$215,498	$89,278	$339,549	$(428,827)	$215,498

Other comprehensive income (loss), before deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the year	-	29	123,115	-	123,144
Reclassification adjustments:
Net realized gains on available-for-sale investments	-	(81)	(109,338)	-	(109,419)
Net impairment losses on investments	-	-	36,610	-	36,610
Other comprehensive income (loss), before deferred tax	-	(52)	50,387	-	50,335

Deferred tax on components of other comprehensive income (loss):
Net change in unrealized gains and losses on available-for-sale securities arising during the year	-	(10)	(18,203)	-	(18,213)
Reclassification adjustments:
Net realized gains on available-for-sale investments	-	28	17,838	-	17,866
Net impairment losses on investments	-	-	(4,471)	-	(4,471)
Deferred income tax expense	-	18	(4,836)	-	(4,818)

Other comprehensive income (loss), net of deferred tax:
Net change in unrealized gains and losses on available-for-sale securities arising during the year	-	19	104,912	-	104,931
Reclassification adjustments:
Net realized gains on available-for-sale investments	-	(53)	(91,500)	-	(91,553)
Net impairment losses on investments	-	-	32,139	-	32,139
Other comprehensive income (loss), net of deferred tax	-	(34)	45,551	-	45,517

Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	45,517	8,982	8,948	(63,447)	-
Comprehensive income (loss)	$261,015	$98,226	$394,048	$(492,274)	$261,015

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(10,275)	$(9,123)	$(145,939)	$-	$(165,337)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	-	-	747,755	-	747,755
Short-term investments	-	-	49,447	-	49,447
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	85	280,037	-	280,122
Short-term investments	-	-	707,756	-	707,756
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(233,923)	-	(233,923)
Short-term investments	-	-	(331,757)	-	(331,757)
Dividends from subsidiaries	155,000	52,900	-	(207,900)	-
Net cash provided by (used in) investing activities	155,000	52,985	1,219,315	(207,900)	1,219,400

Financing Activities:
Dividends paid to common shareholders	(10,747)	-	(207,900)	207,900	(10,747)
Repurchase of common shares	(115,702)	-	-	-	(115,702)
Proceeds from exercise of common share options	4,537	-	-	-	4,537
Net cash provided by (used in) financing activities	(121,912)	-	(207,900)	207,900	(121,912)

Effect of foreign currency exchange rate changes on cash	-	-	(4,266)	-	(4,266)
Net increase (decrease) in cash and cash equivalents	22,813	43,862	861,210	-	927,885
Cash and cash equivalents at beginning of year	47,791	108,260	636,459	-	792,510
Cash and cash equivalents at end of year	$70,604	$152,122	$1,497,669	$-	$1,720,395

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(4,151)	$(16,200)	$(13,355)	$-	$(33,706)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	-	-	466,759	-	466,759
Fixed maturity trading securities	-	-	20,413	-	20,413
Short-term investments	-	-	52,695	-	52,695
Investment-related derivatives	-	-	7,778	-	7,778
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	113	125,682	-	125,795
Fixed maturity trading securities	-	-	5,000	-	5,000
Short-term investments	-	-	583,999	-	583,999
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(223,675)	-	(223,675)
Short-term investments	-	-	(1,053,552)	-	(1,053,552)
Investment-related derivatives	-	-	(9,423)	-	(9,423)
Dividends from subsidiaries	355,000	45,000	-	(400,000)	-
Investment in subsidiary	(120,000)	(3,000)	-	123,000	-
Inter-company loans	-	75,000	100,000	(175,000)	-
Net cash provided by (used in) investing activities	235,000	117,113	75,676	(452,000)	(24,211)

Financing Activities:
Dividends paid to common shareholders	(11,744)	-	(400,000)	400,000	(11,744)
Repurchase of common shares	(94,695)	-	-	-	(94,695)
Purchase of common share options	(47,900)	-	-	-	(47,900)
Proceeds from exercise of common share options	1,246	-	-	-	1,246
Capital contribution from parent	-	-	123,000	(123,000)	-
Inter-company loans	(75,000)	-	(100,000)	175,000	-
Net cash provided by (used in) financing activities	(228,093)	-	(377,000)	452,000	(153,093)

Effect of foreign currency exchange rate changes on cash	-	-	15,643	-	15,643
Net increase (decrease) in cash and cash equivalents	2,756	100,913	(299,036)	-	(195,367)
Cash and cash equivalents at beginning of year	45,035	7,347	935,495	-	987,877
Cash and cash equivalents at end of year	$47,791	$108,260	$636,459	$-	$792,510

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(18,940)	$(9,403)	$53,072	$-	$24,729

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	-	10,572	3,331,239	-	3,341,811
Preferred stocks	-	-	5,176	-	5,176
Short-term investments	-	-	17,110	-	17,110
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	521	226,553	-	227,074
Short-term investments	-	20,400	438,925	-	459,325
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(2,687,690)	-	(2,687,690)
Short-term investments	-	(5,398)	(619,090)	-	(624,488)
Dividends from subsidiaries	396,500	58,000	-	(454,500)	-
Inter-company loans	-	(75,000)	-	75,000	-
Net cash provided by (used in) investing activities	396,500	9,095	712,223	(379,500)	738,318

Financing Activities:
Dividends paid to common shareholders	(13,403)	-	(454,500)	454,500	(13,403)
Repurchase of common shares	(379,675)	-	-	-	(379,675)
Purchase of common share options	(98,520)	-	-	-	(98,520)
Proceeds from exercise of common share options	34,625	-	-	-	34,625
Inter-company loans	75,000	-	-	(75,000)	-
Net cash provided by (used in) financing activities	(381,973)	-	(454,500)	379,500	(456,973)

Effect of foreign currency exchange rate changes on cash	-	-	(981)	-	(981)
Net increase (decrease) in cash and cash equivalents	(4,413)	(308)	309,814	-	305,093
Cash and cash equivalents at beginning of year	49,448	7,655	625,681	-	682,784
Cash and cash equivalents at end of year	$45,035	$7,347	$935,495	$-	$987,877

Platinum Underwriters Holdings, Ltd. and Subsidiaries

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided elsewhere in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

Under date of February 15, 2013, we reported on the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012, as contained in the annual report on Form 10-K for the year 2012.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Audit Limited

Hamilton, Bermuda
February 15, 2013

SCHEDULE I
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
As of December 31, 2012
($ in thousands)

	Cost*	Fair Value	Amount at which shown in Balance Sheet
Fixed maturity securities:
Bonds:
U.S. Government and government agencies and authorities	$4,632	$4,944	$4,944
States, municipalities and political subdivisions	1,038,036	1,163,920	1,163,920
Non-U.S. governments	154,031	163,790	163,790
Non-U.S. corporate	59,267	63,892	63,892
Public utilities	106,184	114,847	114,847
All other corporate	523,452	543,105	543,105
Total fixed maturity securities	1,885,602	2,054,498	2,054,498
Short-term investments	172,964	172,801	172,801
Total investments	$2,058,566	$2,227,299	$2,227,299
* Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums and discounts.

See accompanying report of the independent registered public accounting firm.

SCHEDULE II
Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Balance Sheets
December 31, 2012 and 2011
($ in thousands, except share data)

	2012	2011
ASSETS
Investment in subsidiaries	$1,821,818	$1,638,898
Cash and cash equivalents	70,604	47,791
Other assets	8,997	6,229
Total assets	$1,901,419	$1,692,918

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Other liabilities	$6,885	$2,059
Total liabilities	$6,885	$2,059
Shareholders' equity
Common shares, $.01 par value, 200,000,000 shares authorized 32,722,144 and 35,526,400 shares	$327	$355
issued and outstanding, respectively
Additional paid-in-capital	209,897	313,730
Accumulated other comprehensive income	137,690	146,635
Retained earnings	1,546,620	1,230,139
Total shareholders' equity	$1,894,534	$1,690,859
Total liabilities and shareholders' equity	$1,901,419	$1,692,918

See accompanying report of the independent registered public accounting firm.

SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2012, 2011 and 2010
($ in thousands)

	2012	2011	2010
Revenue:
Net investment income	$10	$5	$82
Other income (expense)	5,481	(573)	4,225
Total revenue	5,491	(568)	4,307

Expenses:
Operating expenses	24,733	15,813	26,108
Net foreign currency exchange losses (gains)	-	1	-
Interest expense on inter-company loans	-	53	78
Total expenses	24,733	15,867	26,186

Income (loss) before income taxes	(19,242)	(16,435)	(21,879)
Income tax expense (benefit)	-	(600)	600
Income (loss) before equity in earnings of subsidiaries	(19,242)	(15,835)	(22,479)
Equity in earnings of subsidiaries	346,470	(208,229)	237,977
Net income (loss)	$327,228	$(224,064)	$215,498

See accompanying report of the independent registered public accounting firm.

 SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Comprehensive Income (Loss)
For the years ended December 31, 2012, 2011 and 2010
($ in thousands)

	2012	2011	2010

Net income (loss)	$327,228	$(224,064)	$215,498

Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(8,945)	171,123	45,517

Comprehensive income (loss)	$318,283	$(52,941)	$261,015

See accompanying report of the independent registered public accounting firm.

 SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2012, 2011 and 2010
($ in thousands)

	2012	2011	2010
Operating Activities:
Net loss before equity in earnings of subsidiaries	$(19,242)	$(15,835)	$(22,479)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Share-based compensation	2,903	984	5,917
Depreciation and amortization	-	-	76
Other net	6,065	10,700	(2,454)
Net cash provided by (used in) operating activities	(10,275)	(4,151)	(18,940)

Investing Activities:
Dividends from subsidiaries	155,000	355,000	396,500
Investment in subsidiary	-	(120,000)	-
Net cash provided by (used in) investing activities	155,000	235,000	396,500

Financing Activities:
Dividends paid to common shareholders	(10,747)	(11,744)	(13,403)
Repurchase of common shares	(115,702)	(94,695)	(379,675)
Purchase of common share options	-	(47,900)	(98,520)
Proceeds from exercise of common share options	4,537	1,246	34,625
Inter-company loans	-	(75,000)	75,000
Net cash provided by (used in) financing activities	(121,912)	(228,093)	(381,973)

Net increase (decrease) in cash and cash equivalents	22,813	2,756	(4,413)
Cash and cash equivalents at beginning of year	47,791	45,035	49,448
Cash and cash equivalents at end of year	$70,604	$47,791	$45,035

Supplemental disclosures of cash flow information:
Income taxes paid (recovered)	$-	$(600)	$600
Interest paid	$-	$131	$-

See accompanying report of the independent registered public accounting firm.

SCHEDULE III
Platinum Underwriters Holdings, Ltd.
Supplementary Insurance Information
 ($ in thousands)

Period	Deferred Policy Acquisition Costs	Net Unpaid Losses and Loss Adjustment Expenses	Net Unearned Premium	Other Policy Claims and Benefits Payable	Net Earned Premium	Net Investment Income	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Policy Acquisition Costs (1)	Other Operating Expenses (2)	Net Written Premiums
Year ended December 31, 2012:
Property and Marine	$4,216	$557,481	$16,222		$253,604		$132,580	$34,342	$31,140	$256,182
Casualty	22,275	1,336,251	87,171		294,122		43,763	68,987	22,937	287,112
Finite Risk	1,621	63,953	7,906		18,770		7,317	12,108	1,105	21,706
Total	$28,112	$1,957,685	$111,299	$-	$566,496	$99,947	$183,660	$115,437	$55,182	$565,000

Year ended December 31, 2011:
Property and Marine	$4,772	$806,066	$13,895		$356,976		$628,062	$49,348	$27,622	$344,682
Casualty	22,915	1,512,727	93,938		318,734		178,650	72,738	19,002	296,989
Finite Risk	1,092	66,866	4,971		13,742		(1,275)	11,091	940	9,843
Total	$28,779	$2,385,659	$112,804	$-	$689,452	$125,863	$805,437	$133,177	$47,564	$651,514

Year ended December 31, 2010:
Property and Marine	$6,184	$523,283	$25,982		$418,763		$343,509	$60,224	$32,678	$412,675
Casualty	28,462	1,597,740	115,663		343,812		119,679	71,474	23,091	329,397
Finite Risk	1,938	87,443	8,869		17,419		4,232	14,978	1,260	18,517
Total	$36,584	$2,208,466	$150,514	$-	$779,994	$134,385	$467,420	$146,676	$57,029	$760,589

(1)
Amounts represent the net acquisition expenses in the accompanying Consolidated Statements of Operations and include total deferred acquisition costs amortized of $86.8 million, $101.8 million and $113.7 million in 2012, 2011 and 2010, respectively.

(2)	Amounts exclude corporate expenses not allocated to segments of $25.3 million, $15.6 million, and $25.6 million in 2012, 2011 and 2010, respectively.

See accompanying report of the independent registered public accounting firm.

SCHEDULE IV
Platinum Underwriters Holdings, Ltd.
Reinsurance
 ($ in thousands)

Description	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Property and liability premiums written:
Year ended December 31, 2012:
Property and Marine	$-	$4,636	$260,818	$256,182	101.8%
Casualty	-	88	287,200	287,112	100.0%
Finite Risk	-	-	21,706	21,706	100.0%
Total	$-	$4,724	$569,724	$565,000	100.8%
Year ended December 31, 2011:
Property and Marine	$-	$35,782	$380,464	$344,682	110.4%
Casualty	-	-	296,989	296,989	100.0%
Finite Risk	-	-	9,843	9,843	100.0%
Total	$-	$35,782	$687,296	$651,514	105.5%
Year ended December 31, 2010:
Property and Marine	$-	$18,937	$431,612	$412,675	104.6%
Casualty	-	-	329,397	329,397	100.0%
Finite Risk	-	-	18,517	18,517	100.0%
Total	$-	$18,937	$779,526	$760,589	102.5%

See accompanying report of the independent registered public accounting firm.