Form 10-Q
period 2013-03-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2013-04-26
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
     Yes ___     No  X

The registrant had 31,756,951 common shares, par value $0.01 per share, outstanding as of April 18, 2013.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012
($ in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2013	2012
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value	$1,885,517	$1,941,685
(amortized cost - $1,734,186 and $1,781,549, respectively)
Fixed maturity trading securities at fair value	106,940	112,813
(amortized cost - $99,108 and $104,053, respectively)
Short-term investments	104,443	172,801
Total investments	2,096,900	2,227,299
Cash and cash equivalents	1,786,246	1,720,395
Accrued investment income	22,995	21,299
Reinsurance premiums receivable	124,590	128,517
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	3,815	3,899
Prepaid reinsurance premiums	886	2,661
Funds held by ceding companies	115,915	114,090
Deferred acquisition costs	28,789	28,112
Reinsurance deposit asset	52,088	50,693
Deferred tax assets	21,561	22,773
Other assets	15,523	13,565
Total assets	$4,269,308	$4,333,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$1,862,278	$1,961,282
Unearned premiums	119,537	113,960
Debt obligations	250,000	250,000
Commissions payable	67,667	64,849
Other liabilities	57,160	48,678
Total liabilities	$2,356,642	$2,438,769

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized,	$318	$327
31,756,951 and 32,722,144 shares issued and outstanding, respectively
Additional paid-in capital	150,693	209,897
Accumulated other comprehensive income	131,103	137,690
Retained earnings	1,630,552	1,546,620
Total shareholders' equity	$1,912,666	$1,894,534
Total liabilities and shareholders' equity	$4,269,308	$4,333,303

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
($ in thousands, except per share data)

	2013	2012
Revenue:
Net premiums earned	$126,853	$138,212
Net investment income	18,544	28,552
Net realized gains on investments	13,318	22,339
Total other-than-temporary impairments	(414)	244
Portion of impairment losses recognized in other comprehensive income	(7)	(1,314)
Net impairment losses on investments	(421)	(1,070)
Other income (expense)	1,392	(479)
Total revenue	159,686	187,554

Expenses:
Net losses and loss adjustment expenses	13,998	79,196
Net acquisition expenses	30,219	30,657
Operating expenses	19,305	16,983
Net foreign currency exchange losses (gains)	(220)	532
Interest expense	4,779	4,772
Total expenses	68,081	132,140

Income before income taxes	91,605	55,414
Income tax expense	5,089	2,127
Net income	$86,516	$53,287

Earnings per common share:
Basic earnings per common share	$2.67	$1.50
Diluted earnings per common share	$2.63	$1.49

Shareholder dividends:
Common shareholder dividends declared	$2,584	$2,840
Dividends declared per common share	$0.08	$0.08

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
($ in thousands)

	2013	2012
Net income	$86,516	$53,287

Other comprehensive income (loss) before reclassifications:
Net change in unrealized gains and losses on available-for-sale securities with other-than-temporary impairments recorded	(414)	244
Net change in unrealized gains and losses on all other available-for-sale securities	5,810	14,813
Total net change in unrealized gains and losses on available-for-sale securities	5,396	15,057

Reclassifications to net income:
Net realized gains on investments	(14,275)	(22,678)
Net impairment losses on investments	421	1,070
Other comprehensive income (loss) before income taxes	(8,458)	(6,551)

Income tax benefit	1,871	374
Other comprehensive income (loss)	(6,587)	(6,177)

Comprehensive income	$79,929	$47,110

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
($ in thousands)

	2013	2012
Common shares:
Balances at beginning of period	$327	$355
Exercise of common share options	2	-
Settlement of equity awards	2	1
Repurchase of common shares	(13)	(8)
Balances at end of period	318	348

Additional paid-in capital:
Balances at beginning of period	209,897	313,730
Exercise of common share options	7,382	431
Settlement of equity awards	(1,269)	(1,108)
Repurchase of common shares	(68,301)	(29,478)
Share-based compensation	2,234	1,886
Income tax benefit from share-based compensation	750	42
Balances at end of period	150,693	285,503

Accumulated other comprehensive income:
Balances at beginning of period	137,690	146,635
Other comprehensive income (loss)	(6,587)	(6,177)
Balances at end of period	131,103	140,458

Retained earnings:
Balances at beginning of period	1,546,620	1,230,139
Net income	86,516	53,287
Common share dividends	(2,584)	(2,840)
Balances at end of period	1,630,552	1,280,586
Total shareholders' equity	$1,912,666	$1,706,895

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
($ in thousands)

	2013	2012
Operating Activities:
Net income	$86,516	$53,287
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	2,652	1,166
Net realized gains on investments	(13,318)	(22,339)
Net impairment losses on investments	421	1,070
Net foreign currency exchange losses (gains)	(220)	532
Share-based compensation	3,313	1,967
Deferred income tax expense	3,082	4,545
Changes in assets and liabilities:
Accrued investment income	(2,016)	121
Reinsurance premiums receivable	3,063	11,681
Funds held by ceding companies	(2,165)	(376)
Deferred acquisition costs	(756)	594
Reinsurance deposit asset	(1,395)	-
Net unpaid and paid losses and loss adjustment expenses	(89,507)	(82,086)
Net unearned premiums	7,912	5,449
Commissions payable	3,015	(733)
Other assets and liabilities	(13,155)	(7,567)
Net cash provided by (used in) operating activities	(12,558)	(32,689)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	107,492	151,136
Short-term investments	5,052	20,597
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	49,728	40,969
Short-term investments	78,368	439,799
Acquisitions of:
Fixed maturity available-for-sale securities	(79,870)	(131,241)
Short-term investments	(14,036)	(77,538)
Net cash provided by (used in) investing activities	146,734	443,722

Financing Activities:
Dividends paid to common shareholders	(2,584)	(2,840)
Repurchase of common shares	(68,314)	(29,486)
Proceeds from exercise of common share options	7,384	431
Net cash provided by (used in) financing activities	(63,514)	(31,895)

Effect of foreign currency exchange rate changes on cash	(4,811)	(3,800)
Net increase (decrease) in cash and cash equivalents	65,851	375,338
Cash and cash equivalents at beginning of period	1,720,395	792,510
Cash and cash equivalents at end of period	$1,786,246	$1,167,848

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$3,053	$90
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2013 and 2012

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements as of  March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited and include all adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recently Issued Accounting Standards

New Accounting Standards Adopted in 2013

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).  ASU 2013-02 supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” and ASU 2011-05 “Presentation of Comprehensive Income” and requires additional information about reclassifications out of accumulated other comprehensive income.  None of the other requirements of the previous ASUs are affected by ASU 2013-02.  ASU 2013-02 is effective on a prospective basis for interim and annual periods beginning after December 15, 2012.  We adopted the guidance as of January 1, 2013 with additional disclosures reflected in Note 10.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

2.	Investments

Fixed Maturity Available-for-sale Securities

Our fixed maturity available-for-sale securities are U.S. dollar denominated securities. The following table sets forth our fixed maturity available-for-sale securities as of March 31, 2013 and December 31, 2012 ($ in thousands):

		Included in Accumulated Other Comprehensive Income
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI(1)
March 31, 2013:
U.S. Government	$4,615	$288	$-	$4,903	$-
Municipal bonds	1,069,257	121,274	2	1,190,529	-
Non-U.S. governments	49,978	1,010	-	50,988	-
Corporate bonds	269,896	19,697	120	289,473	-
Commercial mortgage-backed securities	117,807	8,610	49	126,368	-
Residential mortgage-backed securities	205,723	2,437	2,698	205,462	1,751
Asset-backed securities	16,910	1,689	805	17,794	805
Total fixed maturity available-for-sale securities	$1,734,186	$155,005	$3,674	$1,885,517	$2,556

December 31, 2012:
U.S. Government	$4,632	$312	$-	$4,944	$-
Municipal bonds	1,080,273	129,735	74	1,209,934	-
Non-U.S. governments	49,978	999	-	50,977	-
Corporate bonds	279,981	21,109	182	300,908	-
Commercial mortgage-backed securities	127,148	8,807	429	135,526	264
Residential mortgage-backed securities	222,331	2,584	3,293	221,622	2,083
Asset-backed securities	17,206	1,426	858	17,774	858
Total fixed maturity available-for-sale securities	$1,781,549	$164,972	$4,836	$1,941,685	$3,205

(1)
The non-credit portion of other than temporary impairments ("OTTI") represents the amount of unrealized losses on impaired securities that were not realized in the consolidated statements of operations as of the reporting date.  These unrealized losses are included in gross unrealized losses as of March 31, 2013 and December 31, 2012.

Fixed Maturity Trading Securities

Our fixed maturity trading securities are non-U.S. dollar denominated securities that, along with our non-U.S. dollar short-term trading investments and non-U.S. dollar cash and cash equivalents, are held for the purposes of hedging our non-U.S. dollar reinsurance liabilities.

The following table sets forth the fair value of our fixed maturity trading securities as of March 31, 2013 and December 31, 2012 ($ in thousands):

	March 31, 2013	December 31, 2012
Non-U.S. governments	$106,940	$112,813
Total fixed maturity trading securities	$106,940	$112,813

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

Maturities

The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of March 31, 2013 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$82,441	$83,527
Due from one to five years	424,098	449,475
Due from five to ten years	544,848	599,213
Due in ten or more years	441,467	510,618
Mortgage-backed and asset-backed securities	340,440	349,624
Total	$1,833,294	$1,992,457

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.

Short-term Investments

The following table sets forth the fair value of our short-term investments as of March 31, 2013 and December 31, 2012 ($ in thousands):

	March 31, 2013	December 31, 2012
Available-for-sale:
U.S. Government	$49,226	$49,186
Trading:
Non-U.S. governments	55,217	123,615
Total short-term investments	$104,443	$172,801

The fair value adjustments on short-term investments recognized as trading under the fair value option contributed less than $0.1 million of net realized losses on investments for both of the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013, we had purchases of $14.0 million, proceeds from sales of $5.1 million and proceeds from maturities of $78.4 million from non-U.S. dollar denominated short-term investments accounted for as trading in accordance with the fair value option that were included in investing activities on the statements of cash flows.  For the three months ended March 31, 2012, we had purchases of $65.4 million, proceeds from sales of $20.6 million and proceeds from maturities of $124.2 million from non-U.S. dollar denominated short-term investments accounted for as trading in accordance with the fair value option that were included in investing activities on the statements of cash flows.

Other-Than-Temporary Impairments

We analyze the creditworthiness of our available-for-sale securities by reviewing various performance metrics of the issuer.  We determined that none of our government bonds, municipal bonds or corporate bonds were other-than-temporarily impaired for the three months ended March 31, 2013 and 2012.

The following table sets forth the net impairment losses on investments for the three months ended March 31, 2013 and 2012 ($ in thousands):

	2013	2012
Commercial mortgage-backed securities	$-	$30
Non-agency residential mortgage-backed securities	336	1,040
Sub-prime asset-backed securities	85	-
Net impairment losses on investments	$421	$1,070

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of March 31, 2013, the single largest unrealized loss within our CMBS portfolio was less than $0.1 million related to a security with an amortized cost of $4.8 million.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

Residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We determined that none of our U.S. Government agency RMBS were other-than-temporarily impaired for the three months ended March 31, 2013 and 2012.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of March 31, 2013, the single largest unrealized loss within our RMBS portfolio was $1.4 million related to a non-agency RMBS security with an amortized cost of $1.9 million.  As of March 31, 2013, the single largest unrealized loss within our sub-prime ABS portfolio was $0.6 million related to a security with an amortized cost of $1.0 million.

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the three months ended March 31, 2013 and 2012 ($ in thousands):

	2013	2012
Balance, beginning of period	$40,219	$61,841
Credit losses on securities not previously impaired	-	-
Additional credit losses on securities previously impaired	421	1,070
Reduction for paydowns and securities sold	(3,934)	(2,257)
Reduction for increases in cash flows expected to be collected	(144)	(210)
Balance, end of period	$36,562	$60,444

For the period ended March 31, 2013, total cumulative credit losses decreased primarily due to paydowns.  As of March 31, 2013, total cumulative credit losses were related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit losses we recorded on CMBS of $1.5 million were on two securities issued in 2007.  As of March 31, 2013, 3.9% of the mortgages backing these securities were 90 days or more past due and 0.9% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining credit support of 4.6%.   The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $35.1 million were on seventeen securities issued from 2004 to 2007.  As of March 31, 2013, 16.8% of the mortgages backing these securities were 90 days or more past due and 6.0% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining credit support of 3.4%.

Gross Unrealized Losses

The following table sets forth our gross unrealized losses on securities classified as fixed maturity available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012 ($ in thousands):

	March 31, 2013		December 31, 2012
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
Municipal bonds	$19,502	$2	$18,878	$74
Corporate bonds	10,726	120	4,450	41
Commercial mortgage-backed securities	6,710	49	6,758	165
Residential mortgage-backed securities	29,279	107	39	9
Asset-backed securities	-	-	64	1
Total	$66,217	$278	$30,189	$290

Twelve months or more:
Municipal bonds	$-	$-	$-	$-
Corporate bonds	-	-	6,039	141
Commercial mortgage-backed securities	-	-	762	264
Residential mortgage-backed securities	16,302	2,591	17,096	3,284
Asset-backed securities	735	805	799	857
Total	$17,037	$3,396	$24,696	$4,546

Total unrealized losses:
Municipal bonds	$19,502	$2	$18,878	$74
Corporate bonds	10,726	120	10,489	182
Commercial mortgage-backed securities	6,710	49	7,520	429
Residential mortgage-backed securities	45,581	2,698	17,135	3,293
Asset-backed securities	735	805	863	858
Total	$83,254	$3,674	$54,885	$4,836

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

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

Net Investment Income

The following table sets forth our net investment income for the three months ended March 31, 2013 and 2012 ($ in thousands):

	2013	2012
Fixed maturity securities	$17,743	$27,287
Short-term investments and cash and cash equivalents	1,048	1,822
Funds held	842	654
Subtotal	19,633	29,763
Investment expenses	(1,089)	(1,211)
Net investment income	$18,544	$28,552

Net Realized Gains on Investments

The following table sets forth our net realized gains on investments for the three months ended March 31, 2013 and 2012 ($ in thousands):

	2013	2012
Gross realized gains on the sale of investments	$14,276	$22,678
Gross realized losses on the sale of investments	-	(1)
Net realized gains on the sale of investments	14,276	22,677
Fair value adjustments on trading securities	(958)	(338)
Net realized gains on investments	$13,318	$22,339

3.	Fair Value Measurements

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis by the Company as of March 31, 2013 and December 31, 2012 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
March 31, 2013:
Investments:
U.S. Government	$4,903	$4,903	$-	$-
Municipal bonds	1,190,529	-	1,190,529	-
Non-U.S. governments	157,928	52,415	105,513	-
Corporate bonds	289,473	-	289,473	-
Commercial mortgage-backed securities	126,368	-	126,368	-
Residential mortgage-backed securities	205,462	-	203,466	1,996
Asset-backed securities	17,794	-	14,531	3,263
Short-term investments	104,443	-	104,443	-
Total investments	2,096,900	57,318	2,034,323	5,259
Reinsurance deposit asset	52,088	-	-	52,088
Total	$2,148,988	$57,318	$2,034,323	$57,347

December 31, 2012:
Investments:
U.S. Government	$4,944	$4,944	$-	$-
Municipal bonds	1,209,934	-	1,209,934	-
Non-U.S. governments	163,790	56,422	107,368	-
Corporate bonds	300,908	-	300,908	-
Commercial mortgage-backed securities	135,526	-	135,002	524
Residential mortgage-backed securities	221,622	-	216,248	5,374
Asset-backed securities	17,774	-	16,738	1,036
Short-term investments	172,801	-	172,801	-
Total investments	2,227,299	61,366	2,158,999	6,934
Reinsurance deposit asset	50,693	-	-	50,693
Total	$2,277,992	$61,366	$2,158,999	$57,627

The fair values of our fixed maturity securities and short-term investments are based on prices primarily obtained from pricing vendors, index providers, or broker-dealers using observable inputs.  Fixed maturity securities, short-term investments and our reinsurance deposit asset are generally valued using the market approach.  We validate the prices we obtain from third party pricing sources by performing price comparisons against multiple pricing sources, if available, periodically back-testing of sales to the previously reported fair value, performing an in-depth review of specific securities when evaluating stale prices and large price movements, as well as performing other validation procedures.  We also continuously monitor market data that relates to our investment portfolio and review pricing documentation that describes the methodologies used by various pricing vendors.  If we determine that a price appears unreasonable, we investigate and assess whether the price should be adjusted.

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

Non-U.S. governments
Our non-U.S. government bond portfolio consisted of securities issued primarily by governments, provinces, agencies and supranationals.  The fair values of non-U.S. government securities were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes.  The fair value measurements were classified as Level 1 or Level 2.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

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

Level 3 Financial Assets and Liabilities

The following table reconciles the beginning and ending balance for our Level 3 financial assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012 ($ in thousands):

	Three Months Ended March 31, 2013
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit asset	Total
Beginning balance, January 1	$524	$5,374	$1,036	$50,693	$57,627
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	-	-	-	-	-
Sales, maturities and paydowns	-	(40)	-	-	(40)
Total net realized gains included in earnings	-	-	-	-	-
Total increase (decrease) in fair value included in earnings	-	-	-	1,395	1,395
Total net unrealized gains (losses) included in other comprehensive income (loss)	487	245	(67)	-	665
Transfers into Level 3	-	-	2,294	-	2,294
Transfers out of Level 3	(1,011)	(3,583)	-	-	(4,594)
Ending balance, March 31	$-	$1,996	$3,263	$52,088	$57,347

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$-	$-	$-	$1,395	$1,395

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31, 2012
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit asset	Total
Beginning balance, January 1	$-	$8,146	$1,867	$-	$10,013
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	-	-	-	-	-
Sales, maturities and paydowns	-	(93)	-	-	(93)
Total net realized gains included in earnings	-	-	-	-	-
Total increase (decrease) in fair value included in earnings	-	-	-	-	-
Total net unrealized gains (losses) included in other comprehensive income (loss)	-	(235)	(144)	-	(379)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	(2,254)	-	-	(2,254)
Ending balance, March 31	$-	$5,564	$1,723	$-	$7,287

Total increase (decrease) in fair value of the financial assets and liabilities included in earnings for the period	$-	$-	$-	$-	$-

Transfers of assets and liabilities into or out of Level 3 are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.   The transfers into and out of Level 3 during the three months ended March 31, 2013 and 2012 were due to the sufficiency of evidence available to corroborate significant observable inputs with market observable information.  There were no transfers between Levels 1 and 2 during the three months ended March 31, 2013 and 2012.

The fair value measurements of our CMBS, non-agency RMBS and sub-prime ABS classified as Level 3 used significant unobservable inputs that include probability of default and loss severity in the event of default. We also considered prepayment rates when fair valuing our Level 3 non-agency RMBS and sub-prime ABS.  The prices we obtained to determine these measurements were based upon unadjusted third party pricing sources.

Our reinsurance deposit asset represents a retrocessional aggregate excess of loss reinsurance agreement we purchased on October 1, 2012 for consideration of $50.0 million.  We elected to record our reinsurance deposit asset under the fair value option.  The fair value measurement of our reinsurance deposit asset used significant unobservable inputs through the application of our own assumptions and internal valuation model and was classified as Level 3.  The most significant unobservable inputs used in our internal valuation model are the contract period remaining, credit spread above the risk-free rate and net loss and LAE ceded.  The fair value of the reinsurance deposit asset may increase or decrease due to changes in the contract period remaining, the credit spread and net losses and LAE ceded.  Generally, a decrease in the credit spread would result in an increase to the fair value of the reinsurance deposit asset.  Conversely, an increase in the credit spread or an increase in net losses and LAE ceded would result in a decrease to the fair value of the reinsurance deposit asset.

The following table sets forth the significant unobservable quantitative information used for the fair value measurement of our reinsurance deposit asset as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Contract period remaining	1,260 days	1,350 days
Credit spread	2.20%	2.47%
Net losses and LAE ceded inception-to-date	$-	$-

Other Financial Assets and Liabilities Not Carried at Fair Value

Accounting guidance requires note disclosure of the fair value of other financial assets and liabilities, excluding balances related to insurance contracts.

The debt obligations on our consolidated balance sheets were recorded at cost with a carrying value of $250.0 million at March 31, 2013 and December 31, 2012, and had a fair value of $279.2 million and $278.5 million at March 31, 2013 and December 31, 2012, respectively.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 2.

Our remaining other financial assets and liabilities were carried at cost or amortized cost, which approximates fair value, at March 31, 2013 and 2012. The fair value measurements were based on observable inputs and therefore would be considered to be Level 1 or Level 2.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

4.	Credit Facilities

Syndicated Credit Facility

On June 24, 2011, we entered into an amended and restated three-year, $300.0 million credit facility with various financial institutions (the "Syndicated Credit Facility") that consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  The Syndicated Credit Facility provides that we may increase the lender commitments by up to $150.0 million subject to the participation of lenders.  The Syndicated Credit Facility contains customary representations, warranties and covenants.  As of March 31, 2013, we were in compliance with the covenants under the Syndicated Credit Facility.

Other Letter of Credit Facilities

On June 30, 2011, our reinsurance subsidiaries entered into a letter of credit (“LOC”) facility with a financial institution in the maximum aggregate amount of $100.0 million that expires on December 31, 2013.  Under the terms of the facility, up to $100.0 million is available for the issuance of letters of credit to support reinsurance obligations of our reinsurance subsidiaries.  We also have the ability to request a supplemental LOC facility for up to $150.0 million subject to agreement with the lender.  The facility contains customary representations, warranties and covenants.  As of March 31, 2013, we were in compliance with the covenants under the facility.

On July 31, 2012, Platinum Bermuda entered into an uncommitted LOC facility with a financial institution in the maximum aggregate amount of $75.0 million. Under the terms of the facility, up to $75.0 million is available for the issuance of letters of credit to support reinsurance obligations of Platinum Bermuda.  We also have the ability to request a supplemental LOC facility for up to $75.0 million subject to agreement with the lender.  The facility contains customary representations, warranties and covenants.

We had no borrowings under the Syndicated Credit Facility during the three months ended March 31, 2013 and the year ended December 31, 2012.  The following table summarizes the outstanding letters of credit and the cash and cash equivalents held in trust to collateralize letters of credit issued as of March 31, 2013 ($ in thousands):

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Syndicated Credit Facility:
Secured	$200,000	$101,839	$113,335
Unsecured	100,000	-	-
Total Syndicated Credit Facility	300,000	101,839	113,335
Other LOC Facilities	100,000	32,137	45,307
Total	$400,000	$133,976	$158,642

5.	Income Taxes

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

The U.S. Internal Revenue Service completed its examination of the 2003 federal income tax return of our U.S.-based subsidiaries and subsequent to March 31, 2013 the Company received a refund of $6.0 million, including accrued interest of $1.3 million, related to this return.  As of March 31, 2013, this refund was recorded as a receivable in other assets on the consolidated balance sheet.

The federal income tax returns of our U.S.-based subsidiaries that remain open to examination are for calendar years 2009 and later.

6.	Share Repurchases

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

During the three months ended March 31, 2013, in accordance with the share repurchase program, we repurchased 1,291,864 of our common shares in the open market for an aggregate cost of $68.3 million at a weighted average cost including commissions of $52.88 per share.  The shares we repurchased were canceled.  As of March 31, 2013, the remaining amount available under the share repurchase program was $155.9 million.

7.	Statutory Regulations and Dividend Restrictions

Platinum Holdings and its subsidiaries are subject to certain legal and regulatory restrictions in their respective jurisdictions of domicile. The legal restrictions generally include the requirement to maintain positive net assets and to be able to pay liabilities as they become due. Regulatory restrictions on dividends are described below.

Dividend Restrictions on Platinum Holdings

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Holdings to its shareholders.

Dividend Restrictions on Subsidiaries

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of statutory capital and surplus that are available for the payment of dividends by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance, without the prior approval of the relevant regulatory authorities.  The following table summarizes the dividend restrictions of our reinsurance subsidiaries ($ in thousands):

	2013	March 31, 2013
	Dividend Capacity	Paid	Remaining
Platinum Bermuda	$318,343	$42,500	$275,843
Platinum US	30,779	-	30,779
Total	$349,122	$42,500	$306,622

Subsequent to March 31, 2013, Platinum Bermuda declared and paid a dividend of $120.0 million to Platinum Holdings.

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.

8.	Operating Segment Information

We have organized our worldwide reinsurance business into three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwriting income or loss and underwriting ratios to allow for a more complete understanding of the underlying business.  Such measures are considered to be non-GAAP.  These non-GAAP measures may be defined or calculated differently by other companies.  These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP.  Reconciliations of such measures to the most comparable GAAP figures are included in the tables below.

Underwriting income or loss measures the performance of the Company’s underwriting function and consists of net premiums earned less net losses and LAE and net underwriting expenses.  Net underwriting expenses include net acquisition expenses and operating costs related to underwriting.  Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, corporate expenses not allocated to underwriting operations, interest expense and other revenues and expenses.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of segment underwriting income (loss) to income before income taxes for the three months ended March 31, 2013 and 2012 ($ in thousands):

	Three Months Ended March 31, 2013
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$59,427	$70,844	$4,494	$134,765

Net premiums earned	51,852	70,795	4,206	126,853
Net losses and loss adjustment expenses	(14,205)	29,643	(1,440)	13,998
Net acquisition expenses	8,227	16,249	5,743	30,219
Other underwriting expenses	7,332	5,723	333	13,388
Segment underwriting income (loss)	$50,498	$19,180	$(430)	69,248

Net investment income				18,544
Net realized gains on investments				13,318
Net impairment losses on investments				(421)
Other income (expense)				1,392
Corporate expenses not allocated to segments				(5,917)
Net foreign currency exchange (losses) gains				220
Interest expense				(4,779)
Income before income taxes				$91,605

Underwriting ratios:
Net loss and loss adjustment expense	(27.4%)	41.9%	(34.2%)	11.0%
Net acquisition expense	15.9%	23.0%	136.5%	23.8%
Other underwriting expense	14.1%	8.1%	7.9%	10.6%
Combined	2.6%	73.0%	110.2%	45.4%

	Three Months Ended March 31, 2012
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$68,153	$74,400	$1,108	$143,661

Net premiums earned	61,328	75,766	1,118	138,212
Net losses and loss adjustment expenses	40,937	41,036	(2,777)	79,196
Net acquisition expenses	9,235	17,375	4,047	30,657
Other underwriting expenses	6,835	5,036	191	12,062
Segment underwriting income (loss)	$4,321	$12,319	$(343)	16,297

Net investment income				28,552
Net realized gains on investments				22,339
Net impairment losses on investments				(1,070)
Other income (expense)				(479)
Corporate expenses not allocated to segments				(4,921)
Net foreign currency exchange (losses) gains				(532)
Interest expense				(4,772)
Income before income taxes				$55,414

Underwriting ratios:
Net loss and loss adjustment expense	66.8%	54.2%	(248.4%)	57.3%
Net acquisition expense	15.1%	22.9%	362.0%	22.2%
Other underwriting expense	11.1%	6.6%	17.1%	8.7%
Combined	93.0%	83.7%	130.7%	88.2%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

9.	Earnings per Common Share

The following is a reconciliation of basic and diluted earnings per common share computations for the three months ended March 31, 2013 and 2012 ($ and amounts in thousands, except per share data):

	2013	2012
Earnings
Basic and Diluted
Net income attributable to common shareholders	$86,516	$53,287
Portion allocated to participating common shareholders (1)	(189)	(208)
Net income allocated to common shareholders	$86,327	$53,079

Common Shares
Basic
Weighted average common shares outstanding	32,373	35,291
Diluted
Weighted average common shares outstanding	32,373	35,291
Effect of dilutive securities:
Common share options	219	135
Restricted share units	246	84
Adjusted weighted average common shares outstanding	32,838	35,510

Earnings Per Common Share
Basic earnings per common share	$2.67	$1.50
Diluted earnings per common share	$2.63	$1.49

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plans that are considered to be participating securities.

10.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the consolidated balance sheets relates to unrealized gains and losses on available-for-sale securities, net of deferred taxes.

The following table reconciles the beginning and ending balances for accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 ($ in thousands):

	Three Months Ended March 31, 2013
	Pre-tax	Tax	Net of tax
Beginning balance, January 1	$159,975	$(22,285)	$137,690
Other comprehensive income (loss) before reclassifications:
Net change in unrealized gains and losses on available-for-sale securities with other-than-temporary impairments recorded	(414)	11	(403)
Net change in unrealized gains and losses on all other available-for-sale securities	5,810	198	6,008
Total net change in unrealized gains and losses on available-for-sale securities	5,396	209	5,605
Reclassifications to net income:
Net realized gains on investments	(14,275)	1,695	(12,580)
Net impairment losses on investments	421	(33)	388
Other comprehensive income (loss)	(8,458)	1,871	(6,587)
Ending balance, March 31	$151,517	$(20,414)	$131,103

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31, 2012
	Pre-tax	Tax	Net of tax
Beginning balance, January 1	$168,861	$(22,226)	$146,635
Other comprehensive income (loss) before reclassifications:
Net change in unrealized gains and losses on available-for-sale securities with other-than-temporary impairments recorded	244	74	318
Net change in unrealized gains and losses on all other available-for-sale securities	14,813	(134)	14,680
Total net change in unrealized gains and losses on available-for-sale securities	15,057	(60)	14,997
Reclassifications to net income:
Net realized gains on investments	(22,678)	559	(22,119)
Net impairment losses on investments	1,070	(125)	945
Other comprehensive income (loss)	(6,551)	374	(6,177)
Ending balance, March 31	$162,310	$(21,852)	$140,458

The following table sets forth the amounts reclassified out of accumulated other comprehensive income and the location of those amounts in the consolidated statements of operations for the three months ended March 31, 2013 and 2012 ($ in thousands):

	2013	2012
Revenue:
Net realized gains on investments	$14,275	$22,678
Net impairment losses on investments	(421)	(1,070)

Income tax expense	$1,662	$434

11.	Condensed Consolidating Financial Information

Platinum Holdings fully and unconditionally guarantees the $250.0 million of debt obligations issued by its 100%-owned subsidiary Platinum Finance.

The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

Condensed Consolidating Balance Sheet
March 31, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$160	$2,096,740	$-	$2,096,900
Investment in subsidiaries	1,861,480	657,020	557,318	(3,075,818)	-
Cash and cash equivalents	44,625	152,241	1,589,380	-	1,786,246
Reinsurance assets	-	-	273,995	-	273,995
Other assets	11,242	4,254	96,671	-	112,167
Total assets	$1,917,347	$813,675	$4,614,104	$(3,075,818)	$4,269,308
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$2,049,632	$-	$2,049,632
Debt obligations	-	250,000	-	-	250,000
Other liabilities	4,681	6,357	45,972	-	57,010
Total liabilities	$4,681	$256,357	$2,095,604	$-	$2,356,642

Shareholders' Equity
Common shares	$318	$-	$8,000	$(8,000)	$318
Additional paid-in capital	150,693	214,486	2,022,544	(2,237,030)	150,693
Accumulated other comprehensive income	131,103	37,912	169,010	(206,922)	131,103
Retained earnings	1,630,552	304,920	318,946	(623,866)	1,630,552
Total shareholders' equity	$1,912,666	$557,318	$2,518,500	$(3,075,818)	$1,912,666
Total liabilities and shareholders' equity	$1,917,347	$813,675	$4,614,104	$(3,075,818)	$4,269,308

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

Condensed Consolidating Balance Sheet
December 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$181	$2,227,118	$-	$2,227,299
Investment in subsidiaries	1,821,818	636,814	540,354	(2,998,986)	-
Cash and cash equivalents	70,604	152,122	1,497,669	-	1,720,395
Reinsurance assets	-	-	277,279	-	277,279
Other assets	8,997	2,884	96,449	-	108,330
Total assets	$1,901,419	$792,001	$4,638,869	$(2,998,986)	$4,333,303
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$2,140,241	$-	$2,140,241
Debt obligations	-	250,000	-	-	250,000
Other liabilities	6,885	1,647	39,996	-	48,528
Total liabilities	$6,885	$251,647	$2,180,237	$-	$2,438,769

Shareholders' Equity
Common shares	$327	$-	$8,000	$(8,000)	$327
Additional paid-in capital	209,897	213,736	2,021,045	(2,234,781)	209,897
Accumulated other comprehensive income	137,690	41,386	179,071	(220,457)	137,690
Retained earnings	1,546,620	285,232	250,516	(535,748)	1,546,620
Total shareholders' equity	$1,894,534	$540,354	$2,458,632	$(2,998,986)	$1,894,534
Total liabilities and shareholders' equity	$1,901,419	$792,001	$4,638,869	$(2,998,986)	$4,333,303

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$126,853	$-	$126,853
Net investment income (expense)	13	(22)	18,553	-	18,544
Net realized gains on investments	-	-	13,318	-	13,318
Net impairment losses on investments	-	-	(421)	-	(421)
Other income (expense)	4,129	4	(2,741)	-	1,392
Total revenue	4,142	(18)	155,562	-	159,686

Expenses:
Net losses and loss adjustment expenses	-	-	13,998	-	13,998
Net acquisition expenses	-	-	30,219	-	30,219
Operating expenses	5,626	34	13,645	-	19,305
Net foreign currency exchange losses (gains)	-	-	(220)	-	(220)
Interest expense	-	4,779	-	-	4,779
Total expenses	5,626	4,813	57,642	-	68,081
Income (loss) before income taxes	(1,484)	(4,831)	97,920	-	91,605
Income tax expense (benefit)	-	(1,588)	6,677	-	5,089
Income (loss) before equity in earnings of subsidiaries	(1,484)	(3,243)	91,243	-	86,516
Equity in earnings of subsidiaries	88,000	22,930	19,687	(130,617)	-
Net income	$86,516	$19,687	$110,930	$(130,617)	$86,516

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$138,212	$-	$138,212
Net investment income (expense)	1	(19)	28,570	-	28,552
Net realized gains on investments	-	-	22,339	-	22,339
Net impairment losses on investments	-	-	(1,070)	-	(1,070)
Other income (expense)	1,196	1	(1,676)	-	(479)
Total revenue	1,197	(18)	186,375	-	187,554

Expenses:
Net losses and loss adjustment expenses	-	-	79,196	-	79,196
Net acquisition expenses	-	-	30,657	-	30,657
Operating expenses	4,941	66	11,976	-	16,983
Net foreign currency exchange losses (gains)	-	-	532	-	532
Interest expense	-	4,772	-	-	4,772
Total expenses	4,941	4,838	122,361	-	132,140
Income (loss) before income taxes	(3,744)	(4,856)	64,014	-	55,414
Income tax expense (benefit)	-	(1,638)	3,765	-	2,127
Income (loss) before equity in earnings of subsidiaries	(3,744)	(3,218)	60,249	-	53,287
Equity in earnings of subsidiaries	57,031	16,937	13,719	(87,687)	-
Net income	$53,287	$13,719	$73,968	$(87,687)	$53,287

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$86,516	$19,687	$110,930	$(130,617)	$86,516
Other comprehensive income (loss), before reclassifications:
Net change in unrealized gains and losses on available-for-sale securities with other-than-temporary impairments recorded	-	-	(414)	-	(414)
Net change in unrealized gains and losses on all other available-for-sale securities	-	-	5,810	-	5,810
Total net change in unrealized gains and losses on available-for-sale securities	-	-	5,396	-	5,396
Reclassifications to net income:			-		-
Net realized gains on investments	-	-	(14,275)	-	(14,275)
Net impairment losses on investments	-	-	421	-	421
Other comprehensive income (loss) before income taxes	-	-	(8,458)	-	(8,458)
Income tax benefit	-	-	1,871	-	1,871
Other comprehensive income (loss)	-	-	(6,587)	-	(6,587)
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(6,587)	(3,474)	(3,474)	13,535	-
Comprehensive income	$79,929	$16,213	$100,869	$(117,082)	$79,929

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$53,287	$13,719	$73,968	$(87,687)	$53,287
Other comprehensive income (loss), before reclassifications:
Net change in unrealized gains and losses on available-for-sale securities with other-than-temporary impairments recorded	-	-	244	-	244
Net change in unrealized gains and losses on all other available-for-sale securities	-	-	14,813	-	14,813
Total net change in unrealized gains and losses on available-for-sale securities	-	-	15,057	-	15,057
Reclassifications to net income:			-		-
Net realized gains on investments	-	-	(22,678)	-	(22,678)
Net impairment losses on investments	-	-	1,070	-	1,070
Other comprehensive income (loss) before income taxes	-	-	(6,551)	-	(6,551)
Income tax benefit	-	-	374	-	374
Other comprehensive income (loss)	-	-	(6,177)	-	(6,177)
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(6,177)	(694)	(695)	7,566	-
Comprehensive income	$47,110	$13,025	$67,096	$(80,121)	$47,110

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(4,965)	$99	$(7,692)	$-	$(12,558)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	-	-	107,492	-	107,492
Short-term investments	-	-	5,052	-	5,052
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	20	49,708	-	49,728
Short-term investments	-	-	78,368	-	78,368
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(79,870)	-	(79,870)
Short-term investments	-	-	(14,036)	-	(14,036)
Dividends from subsidiaries	42,500	-	-	(42,500)	-
Net cash provided by (used in) investing activities	42,500	20	146,714	(42,500)	146,734

Financing Activities:
Dividends paid to common shareholders	(2,584)	-	(42,500)	42,500	(2,584)
Repurchase of common shares	(68,314)	-	-	-	(68,314)
Proceeds from exercise of common share options	7,384	-	-	-	7,384
Net cash provided by (used in) financing activities	(63,514)	-	(42,500)	42,500	(63,514)

Effect of foreign currency exchange rate changes on cash	-	-	(4,811)	-	(4,811)
Net increase (decrease) in cash and cash equivalents	(25,979)	119	91,711	-	65,851
Cash and cash equivalents at beginning of period	70,604	152,122	1,497,669	-	1,720,395
Cash and cash equivalents at end of period	$44,625	$152,241	$1,589,380	$-	$1,786,246

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three Months Ended March 31, 2013 and 2012

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(3,897)	$36	$(28,828)	$-	$(32,689)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	-	-	151,136	-	151,136
Short-term investments	-	-	20,597	-	20,597
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	21	40,948	-	40,969
Short-term investments	-	-	439,799	-	439,799
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(131,241)	-	(131,241)
Short-term investments	-	-	(77,538)	-	(77,538)
Dividends from subsidiaries	35,000	-	-	(35,000)	-
Net cash provided by (used in) investing activities	35,000	21	443,701	(35,000)	443,722

Financing Activities:
Dividends paid to common shareholders	(2,840)	-	(35,000)	35,000	(2,840)
Repurchase of common shares	(29,486)	-	-	-	(29,486)
Proceeds from exercise of common share options	431	-	-	-	431
Net cash provided by (used in) financing activities	(31,895)	-	(35,000)	35,000	(31,895)

Effect of foreign currency exchange rate changes on cash	-	-	(3,800)	-	(3,800)
Net increase (decrease) in cash and cash equivalents	(792)	57	376,073	-	375,338
Cash and cash equivalents at beginning of period	47,791	108,260	636,459	-	792,510
Cash and cash equivalents at end of period	$46,999	$108,317	$1,012,532	$-	$1,167,848

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended March 31, 2013 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see Item 1A, “Risk Factors,” in our 2012 Form 10-K and the “Note on Forward-Looking Statements” below.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As of March 31, 2013, our capital resources of $2.2 billion consisted of $1.9 billion of common shareholders’ equity and $250.0 million of debt obligations.  Our net income was $86.5 million and $53.3 million for the three months ended March 31, 2013 and 2012, respectively.  Net income for the three months ended March 31, 2013 reflected net favorable development, net investment income, net realized gains on investments and no major catastrophe activity.  Net income for the three months ended March 31, 2012 reflected net investment income, net realized gains on investments and net favorable development, partially offset by losses from major catastrophe activity.

Our net premiums written for the three months ended March 31, 2013 and 2012 were $134.8 million and $143.7 million, respectively.  The decrease in net premiums written was primarily due to the non-renewal of business that did not meet our minimum pricing standards.

Current Outlook

We anticipate that the remainder of 2013 will be characterized by ample capacity for insurance and reinsurance risk.

While we generally expect property catastrophe exposed reinsurance rates for peak zones and perils to remain acceptable for the balance of the year we anticipate risk adjusted rate reductions reflecting an influx of capacity into the marketplace.  Accordingly, we currently expect that the portfolio of business we write in our Property and Marine segment during 2013 will be similar to our current in-force book of business. We expect that our Property and Marine segment will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

In the Casualty segment, we currently expect that competition will continue to limit the potential for significant increases in risk adjusted rates. While insurance rates are continuing to improve in some casualty classes, positive loss cost trends and the effect of lower interest rates means many casualty reinsurance contracts do not meet our pricing standards. We expect that select casualty reinsurance contracts will continue to offer adequate returns and that the portfolio of business we write in our Casualty segment during 2013 will be similar to our current in-force book of business.

Reflecting a continued lack of demand for finite risk covers, we expect to write a relatively small portfolio of business in our Finite Risk segment in 2013.

Absent major events in the insurance or capital markets, we expect stability in overall reinsurance rate adequacy.  We will continue emphasizing profitability not market share.

Based on our current reserve position, portfolio of in-force business, asset portfolio, and underwriting prospects for the balance of the year, we believe that we are well capitalized with an adequate margin above the rating agency targets for a company with our ratings. If our business performs as expected, we anticipate that we may generate excess capital over time. Under those conditions, we would have the financial flexibility to expand our underwriting, hold riskier assets, or repurchase our common shares or debt securities. Our decision-making will be guided by the risk adjusted pricing prevailing in the reinsurance and financial markets at the time.

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that are inherently subjective in nature that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities.  Actual results may differ materially from these estimates.  Our critical accounting estimates used in the preparation of our consolidated financial statements include premiums written and earned, unpaid losses and loss adjustment expenses (“LAE”), valuation of investments and income taxes.  In addition, estimates are used in our risk transfer analysis for assumed and ceded reinsurance transactions.  For a detailed discussion of our critical accounting estimates, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2012 Form 10-K.

Non-GAAP Financial Measures

In presenting the Company’s results in the Results of Operations below, management has included certain schedules containing financial measures that are not calculated under standards or rules that comprise U.S. GAAP.  Such measures, including underwriting income or loss and related underwriting ratios, are referred to as non-GAAP measures.  These non-GAAP measures may be defined or calculated differently by other companies.  Management believes these measures allow for a more complete understanding of the underlying business.  These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP.  Reconciliations of such measures to the most comparable GAAP figures are included below or elsewhere within this Form 10-Q in accordance with Regulation G.  Underwriting income or loss, including segment underwriting income or loss, is reconciled to the U.S. GAAP measure of income or loss before income taxes in Note 8 to the “Consolidated Financial Statements” in this Form 10-Q.

Underwriting income or loss measures the performance of the Company’s underwriting function and consists of net premiums earned less net losses and LAE and net underwriting expenses.  Net underwriting expenses include net acquisition expenses and operating costs related to underwriting.  Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, corporate expenses not allocated to underwriting operations, interest expense and other revenues and expenses.

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

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our three operating segments, we use underwriting income and loss and underwriting ratios as a measure in evaluating segment performance.

Results of Operations

Three Months Ended March 31, 2013 as Compared with the Three Months Ended March 31, 2012

Net income and diluted earnings per common share for the three months ended March 31, 2013 and 2012 were as follows ($ and amounts in thousands, except diluted earnings per common share):

	2013	2012
Underwriting income	$69,248	$16,297
Net investment income	18,544	28,552
Net realized gains on investments	13,318	22,339
Net impairment losses on investments	(421)	(1,070)
Other revenues (expenses)	0(9,084)	(10,704)
Income before income taxes	91,605	55,414
Income tax expense	(5,089)	(2,127)
Net income	$86,516	$53,287
Weighted average shares outstanding for diluted earnings per common share	32,838	35,510
Diluted earnings per common share	$2.63	$1.49

Underwriting Results

Net underwriting income was $69.2 million and $16.3 million for the three months ended March 31, 2013 and 2012, respectively. The change in the net underwriting result was due primarily to a reduction in net losses from major catastrophes and an increase in net favorable development.

Generally, an event causing more than $1 billion of property losses to the insurance industry or $10 million of property losses to the Company is considered and tracked as a major catastrophe.  Net losses from major catastrophes consist of gross losses and LAE, net of any retrocessional recoveries and reinstatement premiums earned.

Net favorable or unfavorable development is the development of prior years’ unpaid losses and LAE and the related impact of premiums and commissions.  Net favorable or unfavorable loss development, the unpaid loss and LAE component of net favorable or unfavorable development, excludes the related impact of premiums and commissions.

There were no net losses from major catastrophes for the three months ended March 31, 2013 and net losses from major catastrophes were $25.9 million for the three months ended March 31, 2012.   Net favorable development was $54.5 million and $27.8 million for the three months ended March 31, 2013 and 2012, respectively.

The following discussion and analysis reviews our underwriting results by operating segment.

Property and Marine

The following table sets forth underwriting results, ratios and the period over period change for the Property and Marine segment for the three months ended March 31, 2013 and 2012 ($ in thousands):

	2013	2012	Increase (decrease)
Gross premiums written	$59,477	$68,544	$(9,067)
Ceded premiums written	50	391	(341)
Net premiums written	59,427	68,153	(8,726)
Net premiums earned	51,852	61,328	(9,476)
Net losses and LAE	(14,205)	40,937	(55,142)
Net acquisition expenses	8,227	9,235	(1,008)
Other underwriting expenses	7,332	6,835	497
Property and Marine segment underwriting income	$50,498	$4,321	$46,177

Underwriting ratios:
Net loss and LAE	(27.4%)	66.8%	(94.2) points
Net acquisition expense	15.9%	15.1%	0.8 points
Other underwriting expense	14.1%	11.1%	3.0 points
Combined	2.6%	93.0%	(90.4) points

The Property and Marine segment underwriting result improved by $46.2 million for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012, primarily due to a reduction in net losses from major catastrophes and an increase in net favorable development.  There were no losses from major catastrophes for the three months ended March 31, 2013 as compared with net losses from major catastrophes of $25.9 million for the three months ended March 31, 2012.  Net favorable development was $30.1 million and $11.3 million for the three months ended March 31, 2013 and 2012, respectively.

Net Premiums Written and Earned

The Property and Marine segment generated 44.1% and 47.4% of our net premiums written for the three months ended March 31, 2013 and 2012, respectively.

Gross premiums written decreased by $9.1 million for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012.  Gross premiums written were not impacted by reinstatement premiums for the three months ended March 31, 2013 and increased by $2.3 million for reinstatement premiums for the three months ended March 31, 2012.  Gross premiums written included increases of $2.6 million and $0.3 million related to changes in prior years’ premium estimates for the three months ended March 31, 2013 and 2012, respectively.  Excluding the effect of reinstatement premiums and changes in prior years’ premium estimates, gross premiums written decreased by $9.0 million.  The decrease in gross premiums written was due to decreases across most classes of business, primarily in the crop and catastrophe excess-of-loss classes, for the three months ended March 31, 2013 as compared with the same period in 2012 and resulted from fewer opportunities that met our underwriting standards.   Net premiums earned decreased by $9.5 million for the three months ended March 31, 2013 as compared with the same period in 2012, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

Net losses and LAE decreased by $55.1 million for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012.  The decrease in net losses and LAE was primarily due to a reduction in net losses arising from major catastrophes and an increase in net favorable loss development in 2013 as compared with the same quarter in 2012.

Current Year Major Catastrophe Losses

There were no losses related to major catastrophes for the three months ended March 31, 2013 and pre-tax net losses from major catastrophes of $25.9 million, net of $2.2 million of reinstatement premiums earned, for the three months ended March 31, 2012.  Net losses from major catastrophes for the three months ended March 31, 2012 were attributable to severe weather, including tornado and hailstorm events in Kentucky and Tennessee, referred to as Property Claims Services (“PCS”) Catastrophes 66 and 67.  Net losses from major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 44.9 points for the three months ended March 31, 2012.

During the course of 2012, the Company decreased its estimate of the pre-tax loss from PCS Catastrophes 66 and 67.  At December 31, 2012, the Company’s estimate of the pre-tax net loss was $17.5 million.  Any development of losses related to this major catastrophe subsequent to December 31, 2012 is included in prior years’ loss development in the major catastrophes class of business for the three months ended March 31, 2013.

Prior Years’ Loss Development

Net favorable loss development was $31.6 million and $10.7 million for three months ended March 31, 2013 and 2012, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 59.9 points and 18.8 points for the three months ended March 31, 2013 and 2012, respectively.  Net favorable loss development for the three months ended March 31, 2013 and 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended March 31, 2013 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Major catastrophes	$17,089	$(23)	$(1,680)	$15,386
Property per risk excess-of-loss	5,638	(102)	180	5,716
Catastrophe excess-of-loss (non-major events)	3,371	272	(59)	3,584
Marine, aviation and satellite	2,321	(35)	(68)	2,218
Property proportional	1,689	9	-	1,698
Crop	1,485	26	-	1,511
Total	$31,593	$147	$(1,627)	$30,113

Net favorable development in the major catastrophes class arose primarily from Hurricane Sandy.  Net favorable development in the property per risk excess-of-loss class arose primarily from the 2008 through 2012 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2010 and 2012 underwriting years.  Net favorable development in the marine, aviation and satellite class arose from most prior underwriting years.  Net favorable development in the property proportional class arose primarily from the 2011 and 2012 underwriting years.  Net favorable development in the crop class arose primarily from the 2012 underwriting year.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended March 31, 2012 ($ in thousands):

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

Calendar Year Losses – Excluding Major Catastrophes and Prior Years’ Loss Development

Calendar year losses, excluding major catastrophes and prior years’ loss development, were $17.4 million and $23.6 million for the three months ended March 31, 2013 and 2012, respectively.  The calendar year loss ratios, excluding major catastrophes and prior years’ loss development, were 32.5% and 40.6% for the three months ended March 31, 2013 and 2012, respectively.  The loss ratio was impacted by lower loss activity in the property catastrophe and property risk classes in 2013 as compared with 2012.  Calendar year losses and related loss ratios, excluding losses from major catastrophes and prior years’ loss development, were also impacted by changes in the mix of business.

Net Acquisition Expenses

Net acquisition expenses and related net acquisition expense ratios were $8.2 million and 15.9%, respectively, for the three months ended March 31, 2013 and $9.2 million and 15.1%, respectively, for the three months ended March 31, 2012.  The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned as compared with the same period in 2012.  The increase in the acquisition expense ratio for the three months ended March 31, 2013 as compared with the same period in 2012 was primarily due to a reduction in catastrophe business which has a lower acquisition ratio than the remainder of the segment.  Net acquisition expenses and related net acquisition expense ratios were also impacted by other changes in the mix of business.

Other Underwriting Expenses

Other underwriting expenses were $7.3 million and $6.8 million for the three months ended March 31, 2013 and 2012, respectively.  The increase was primarily due to higher performance-based compensation accruals in 2013 as compared with the same period in 2012.

Casualty

The following table sets forth underwriting results, ratios and the period over period change for the Casualty segment for the three months ended March 31, 2013 and 2012 ($ in thousands):

	2013	2012	Increase (decrease)
Net premiums written	$70,844	$74,400	$(3,556)
Net premiums earned	70,795	75,766	(4,971)
Net losses and LAE	29,643	41,036	(11,393)
Net acquisition expenses	16,249	17,375	(1,126)
Other underwriting expenses	5,723	5,036	687
Casualty segment underwriting income	$19,180	$12,319	$6,861

Underwriting ratios:
Net loss and LAE	41.9%	54.2%	(12.3) points
Net acquisition expense	23.0%	22.9%	0.1 points
Other underwriting expense	8.1%	6.6%	1.5 points
Combined	73.0%	83.7%	(10.7) points

The Casualty segment underwriting income increased by $6.9 million for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012, primarily due to an increase in net favorable development.  Net favorable development was $24.4 million and $16.6 million for the three months ended March 31, 2013 and 2012, respectively.

Net Premiums Written and Earned

The Casualty operating segment generated 52.6% and 51.8% of our net premiums written for the three months ended March 31, 2013 and 2012, respectively.

Net premiums written decreased by $3.6 million for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012.  Net premiums written in the three months ended March 31, 2013 and 2012 were impacted by increases to prior years’ premium estimates of $10.8 million and $12.0 million, respectively. Excluding the impact of increases to prior years’ premium estimates, net premiums written decreased by $2.4 million.

Net premiums earned decreased by $5.0 million for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012.  Net premiums earned in the three months ended March 31, 2013 and 2012 were impacted by increases to prior years’ premium estimates of $8.2 million and $8.7 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums earned decreased by $4.5 million as a result of the decreases in net premiums written in prior periods.  Net premiums written and earned were impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

Net losses and LAE decreased by $11.4 million for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012, primarily due to an increase in net favorable loss development.

Prior Years’ Loss Development

Net favorable loss development was $23.6 million and $16.0  million for the three months ended March 31, 2013 and 2012, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 33.5 points and 22.1 points for the three months ended March 31, 2013 and 2012, respectively.  Net favorable loss development for the three months ended March 31, 2013 and 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also impacted by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended March 31, 2013 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American umbrella	$10,517	$(5)	$-	$10,512
North American claims made	5,979	126	61	6,166
International casualty	2,062	(22)	(15)	2,025
Accident and health	1,701	20	-	1,721
North American occurrence	907	593	60	1,560
Financial lines	1,546	(54)	5	1,497
Other	900	15	13	928
Total	$23,612	$673	$124	$24,409

Net favorable development in the North American umbrella class arose primarily from the 2003 through 2005 and 2007 through 2009 underwriting years.  Net favorable development in the North American claims made class arose primarily from the 2004 through 2010 underwriting years, partially offset by unfavorable development on a product liability claim in the 2011 underwriting year.  Net favorable development in the international casualty class arose primarily from the international excess claims made business in the 2011 and prior underwriting years.  Net favorable development in the accident and health class arose from the 2009 through 2011 underwriting years.  Net favorable development in the North American occurrence class arose primarily from the 2007 through 2011 underwriting years, partially offset by unfavorable development in the 2004 through 2006 underwriting years.  Net favorable development in the financial lines class arose primarily from the 2011 underwriting year.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended March 31, 2012 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$12,496	$(558)	$672	$12,610
North American umbrella	5,892	(9)	-	5,883
North American occurrence excess-of-loss	2,832	(56)	19	2,795
Financial lines	(1,603)	129	318	(1,156)
International casualty	(3,635)	2	4	(3,629)
Other	11	77	7	95
Total	$15,993	$(415)	$1,020	$16,598

Net favorable development in the North American claims made class arose primarily from the 2003 through 2008 underwriting years.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2007 underwriting years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2007 underwriting year.  Net unfavorable development in the financial lines class arose primarily from the 2011 underwriting year on trade credit contracts.  Net unfavorable development in the international casualty class arose primarily from financial institution claims related to the credit crisis in the 2008 underwriting year and a claim related to a power plant in Thailand in the 2010 underwriting year.

Calendar Year Losses – Excluding Prior Years’ Loss Development

Calendar year losses, excluding prior years’ loss development, were $53.3 million and $57.0 million for the three months ended March 31, 2013 and 2012, respectively.  The calendar year loss ratios, excluding prior years’ loss development, were 75.4% and 76.3% for three months ended March 31, 2013 and 2012, respectively.  Calendar year losses and related ratios, excluding prior years’ loss development, were impacted by changes in the mix of business.

Net Acquisition Expenses

Net acquisition expenses and related net acquisition expense ratios were $16.2 million and 23.0%, respectively, for the three months ended March 31, 2013 and $17.4 million and 22.9%, respectively, for the three months ended March 31, 2012.  The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned as compared with the same period in 2012.  Net acquisition expenses and related net acquisition expense ratios were also impacted by changes in the mix of business.

Other Underwriting Expenses

Other underwriting expenses were $5.7 million and $5.0 million for the three months ended March 31, 2013 and 2012, respectively.  The increase was primarily due to higher performance-based compensation accruals in 2013 as compared with the same period in 2012.

Finite Risk

The following table sets forth underwriting results and ratios and the period over period change for the Finite Risk segment for the three months ended March 31, 2013 and 2012 ($ in thousands):

	2013	2012	Increase (decrease)
Net premiums written	$4,494	$1,108	$3,386
Net premiums earned	4,206	1,118	3,088
Net losses and LAE	(1,440)	(2,777)
Net acquisition expenses	5,743	4,047
Net losses, LAE and acquisition expenses	4,303	1,270	3,033
Other underwriting expenses	333	191	142
Finite Risk segment underwriting income (loss)	$(430)	$(343)	$(87)
Underwriting ratios:
Net loss and LAE	(34.2%)	(248.4%)
Net acquisition expense	136.5%	362.0%
Net loss, LAE and acquisition expense	102.3%	113.6%	(11.3) points
Other underwriting expense	7.9%	17.1%	(9.2) points
Combined	110.2%	130.7%	(20.5) points

During the three months ended March 31, 2013 and 2012, the in-force Finite Risk portfolio consisted of one contract and we expect minor activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

Net Premiums Written and Earned

The Finite Risk segment generated 3.3% and 0.8% of our net premiums written for the three months ended March 31, 2013 and 2012, respectively.

The increases in net premiums written and net premiums earned for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012 were primarily attributable to increases in the subject premium basis on the single contract currently in-force in 2013 as compared with the same period in 2012.

Net Losses and LAE and Acquisition Expenses

Net losses, LAE and acquisition expenses increased by $3.0 million for the three months ended March 31, 2013 as compared with the three months ended March 31, 2012, primarily due to an increase in net premiums earned.  Net unfavorable development was less than $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.  The net unfavorable development increased the net loss, LAE and acquisition expense ratio by 0.6 points and 10.0 points for the three months ended March 31, 2013 and 2012, respectively.

Non-Underwriting Results

Net Investment Income

Net investment income was $18.5 million and $28.6 million for the three months ended March 31, 2013 and 2012, respectively.  Net investment income decreased during the three months ended March 31, 2013, as compared with the same period in 2012  primarily due to a decrease in the average book yield for the portfolio from 2.9% to 2.0%. Also contributing to the decrease in net investment income was a reduction of approximately $222.1 million in the average book value of our investments and cash and cash equivalents for the three months ended March 31, 2013 as compared with the same period in 2012.

Net Realized Gains on Investments

Net realized gains on investments were $13.3 million and $22.3 million for the three months ended March 31, 2013 and 2012, respectively.  Sales of investments resulted in net realized gains of $14.3 million for the three months ended March 31, 2013, and included $13.5 million of net realized gains from the sale of municipal bonds and $0.7 million of net realized gains from the sale of corporate bonds.  Also included in net realized gains was a net negative impact from fair value adjustments on trading securities of $1.0 million for the three months ended March 31, 2013 related to non-U.S. government securities.  Sales of investments resulted in net realized gains of $22.7 million for the three months ended March 31, 2012 and included $20.1 million of net realized gains from the sale of municipal bonds, $1.5 million from the sale of corporate bonds and $1.1 million from the sale of commercial mortgage-backed securities (“CMBS”).  The net negative impact from fair value adjustments on trading securities of $0.3 million for the three months ended March 31, 2012 was related primarily to non-U.S. government securities.

Net Impairment Losses on Investments

Net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.

Net impairment losses on investments were $0.4 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.  The net impairment losses recorded for the three months ended March 31, 2013 included $0.3 million related to non-agency residential mortgage-backed securities (“RMBS”) and $0.1 million related to sub-prime asset backed securities (“ABS”).  The net impairment losses recorded for the three months ended March 31, 2012 included $1.0 million related to non-agency RMBS and less than $0.1 million related to CMBS.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended March 31, 2013 and 2012 ($ in thousands):

	2013	2012
Other income (expense)	$1,392	$(479)
Operating expenses	(5,917)	(4,921)
Net foreign currency exchange (losses) gains	220	(532)
Interest expense	(4,779)	(4,772)
Other revenues (expenses)	$(9,084)	$(10,704)

Operating Expenses

Non-underwriting operating expenses were $5.9 million and $4.9 million for the three months ended March 31, 2013 and 2012, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The increase was primarily due to higher performance-based compensation accruals in 2013 as compared with the same period in 2012.

Interest Expense

Interest expense was $4.8 million for both the three months ended March 31, 2013 and 2012 and related to our $250.0 million of debt obligations.

Income Taxes

Income tax expense was $5.1 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively.  Our effective tax rate was 5.6% and 3.8% for the three months ended March 31, 2013 and 2012, respectively.

The income tax expense or benefit is primarily driven by the taxable income or loss generated by our U.S.-based subsidiaries.  Our effective tax rate is primarily driven by the portion of taxable income or loss generated by our U.S.-based subsidiaries relative to the income or loss generated by our Bermuda-based operations, which are not subject to corporate income tax.  Premiums earned by our U.S. and Bermuda-based subsidiaries generally do not bear a proportionate relationship to their respective pre-tax income for a variety of reasons, including the significant impact on pre-tax income of the different mixes of business underwritten by the particular subsidiary, the presence or absence of underwriting income or loss attributable to such business, and the investment results experienced by the particular subsidiary.

Pre-tax income was $66.9 million and $24.8 million in our Bermuda and U.S. companies, respectively, for the three months ended March 31, 2013.  Pre-tax income was $39.6 million and $15.8 million in our Bermuda and U.S. companies, respectively, for the three months ended March 31, 2012.

Financial Condition

The following discussion of financial condition, liquidity and capital resources as of March 31, 2013 focuses only on material changes from December 31, 2012.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition,” in our 2012 Form 10-K.

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

Collateral Requirements of our Reinsurance Subsidiaries

Platinum Bermuda is not licensed, approved or accredited as a reinsurer in the United States and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid losses and LAE and unearned premiums in a form acceptable to state insurance commissioners.  Platinum Bermuda and Platinum US also provide reinsurance coverage in many other international jurisdictions, several of which require us to provide collateral. Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds held by ceding companies.  See “Sources of Liquidity – Credit Facilities” below for additional information on our credit facilities and the collateral required by us under these facilities.

Platinum Bermuda and Platinum US also have reinsurance contracts that require them to provide collateral to ceding companies when certain levels of assumed liabilities are attained.  Should certain events occur, such as a decline in our financial strength rating by A.M. Best or S&P below specified levels or a decline in statutory equity below specified amounts, the amount of collateral required may increase.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.  Investments of $62.3 million and cash and cash equivalents of $11.1 million were pledged to collateralize obligations under various reinsurance contracts as of March 31, 2013.

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

Sources of Liquidity

Platinum Holdings and Platinum Finance’s sources of liquidity include cash and cash equivalents, liquid investments, borrowings from credit facilities, the potential issuance of securities, and dividends and other distributions from subsidiaries. Our reinsurance subsidiaries’ sources of liquidity consist primarily of cash and cash equivalents, inflows of cash from operations, proceeds from sales, redemption and maturity of investments and borrowings from our credit facilities.

As of March 31, 2013, we had consolidated cash and cash equivalents of $1.8 billion, including $44.6 million at Platinum Holdings and $152.2 million at Platinum Finance. We expect that Platinum Holdings’ and Platinum Finance’s liquidity needs for the next twelve months will be met by our cash and cash equivalents and available dividend capacity from our subsidiaries.  We expect that our reinsurance subsidiaries’ liquidity needs for the next twelve months will be met by our cash and cash equivalents, inflows of cash from operations, investment income and proceeds from the sale, redemption or maturity of our investments.

Cash Flows

Net cash flows used in operating activities were $12.6 million and $32.7 million, for the three months ended March 31, 2013 and 2012, respectively.  Our operating activities resulted in the use of cash primarily due to the payment of losses and LAE and a reduction in premium volume as compared with prior years. Our reinsurance subsidiaries generally have liquidity from underwriting activities as premiums are received in advance of the time losses are paid.  The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future.  However, due to the nature of our reinsurance operations, cash flows are affected by claim payments that can fluctuate from year to year.  The amount and timing of actual claim payments can vary based on many factors, including the severity of individual losses, changes in the legal environment, and general market conditions.  As a result of a reduction in premium volume and expected loss payments resulting from major catastrophe activity in the last three years, we anticipate that our operating cash flows will be negative for at least the next 12 months.

Net cash flows provided by investing activities were $146.7 million and $443.7 million for three months ended March 31, 2013 and 2012, respectively.  In both 2013 and 2012, net cash flows provided by investing activities were primarily due to sales and maturities of fixed maturity available-for-sale and short-term investments, partially offset by the acquisition of fixed maturity available-for-sale securities and short-term investments.  We have increased our cash balance from investing activities as a result of managing the overall duration of our investment portfolio and in planning for the expected loss payments related to major catastrophes.

Net cash flows used in financing activities were $63.5 million and $31.9 million for the three months ended March 31, 2013 and 2012, respectively.  Net cash flows used in financing activities primarily related to repurchases of common shares of $68.3 million and $29.5 million for the three months ended March 31, 2013 and 2012, respectively.

Investments

As part of our investment strategy, we seek to establish a level of cash and liquid short-term and intermediate-term securities which, including expected cash outflows from our operating activities, we believe to be adequate to meet our foreseeable liquidity requirements.  In particular, the ultimate amount and timing of claim payments could differ materially from our estimates and create significant variations in cash flows from operations between periods, which may require us to make payments from other sources of liquidity, such as sales of investments, borrowings from credit facilities or proceeds from capital market transactions.  If we need to sell investments to meet liquidity requirements, the sale of such investments may be at a material gain or loss.

Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  See Note 3 to the “Consolidated Financial Statements” in this Form 10-Q for additional discussion of fair values.  The following table sets forth the fair values, net unrealized gains and losses and credit quality of our investments as of March 31, 2013 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Credit Quality
Fixed maturity available-for-sale securities:
U.S. Government	$4,903	$288	Aaa
Municipal bonds:
State general obligation bonds	752,747	81,896	Aa2
Essential service bonds	203,968	18,396	Aa3
Pre-refunded bonds	85,639	4,686	Aa2
State income tax and sales tax bonds	81,601	11,224	Aa1
Other municipal bonds	66,574	5,070	Aa2
Subtotal	1,190,529	121,272	Aa2
Non-U.S. governments	50,988	1,010	Aa1
Corporate bonds:
Industrial	175,249	10,100	Baa2
Utilities	69,448	4,543	A3
Insurance	44,776	4,934	Baa1
Subtotal	289,473	19,577	Baa1
Commercial mortgage-backed securities	126,368	8,561	Aa3
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	186,520	1,928	Aaa
Non-agency residential mortgage-backed securities	18,942	(2,189)	Caa2
Subtotal	205,462	(261)	Aa2
Asset-backed securities:
Asset-backed securities	13,735	135	Aaa
Sub-prime asset-backed securities	4,059	749	C
Subtotal	17,794	884	A2
Total fixed maturity available-for-sale securities	1,885,517	151,331	Aa3
Fixed maturity trading securities:
Non-U.S. governments	106,940	n/a	Aaa
Total fixed maturity trading securities	106,940	n/a	Aaa
Short-term investments:
Available-for-sale	49,226	186	Aaa
Trading	55,217	n/a	Aaa
Total short-term investments	104,443	186	Aaa
Total investments	$2,096,900	$151,517	Aa3

Our investable assets, which consist of investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers totaled $3.9 billion and $4.0 billion as of March 31, 2013 and December 31, 2012, respectively.  As of March 31, 2013, our investable assets had a weighted average credit rating of Aa2, primarily measured by Moody’s Investor Services ("Moody's").  If a particular security did not have a Moody’s rating then a rating from S&P was generally converted to a Moody’s equivalent rating.  Investable assets had a weighted average duration of 2.4 and 2.6 years as of March 31, 2013 and December 31, 2012, respectively.

Non-U.S. Governments

Our non-U.S. government bond portfolio, which includes our short-term investments classified as trading, consists of securities issued by governments, provinces, agencies and supranationals.

The following table provides additional detail on the fair value and amortized cost of our portfolio of non-U.S. government fixed maturity available-for-sale securities, fixed maturity trading securities and short-term investments converted to U.S. dollars as of March 31, 2013 ($ in thousands):

	Fair Value
Non-U.S. government portfolio	Basic Monetary Unit	Other Non-U.S. Dollar	U.S. Dollar	Total	Amortized Cost
Germany	$43,216	$-	$-	$43,216	$40,377
Netherlands	-	1,456	-	1,456	1,342
Eurozone governments	43,216	1,456	-	44,672	41,719
New Zealand	55,217	-	-	55,217	55,237
United Kingdom	52,415	-	-	52,415	48,109
Sweden	-	1,194	30,372	31,566	31,098
Norway	-	-	15,349	15,349	15,008
Australia	6,847	-	-	6,847	6,517
Japan	-	-	5,267	5,267	5,000
Supranational	-	1,812	-	1,812	1,636
Other non-U.S. governments	114,479	3,006	50,988	168,473	162,605
Total non-U.S. governments	$157,695	$4,462	$50,988	$213,145	$204,324

We invest in non-U.S. dollar denominated securities for purposes of hedging our non-U.S. dollar denominated net reinsurance liabilities.

In addition to the investments noted above, we hold non-U.S. dollar denominated cash and cash equivalents of $167.9 million that are also held for the purpose of hedging our net foreign currency reinsurance liabilities.

Net Unrealized Gain (Loss)

The net unrealized gain position of our municipal bond and corporate bond portfolios was $121.3 million and $19.6 million, respectively, as of March 31, 2013 as compared with a net unrealized gain position of our municipal bond and corporate bond portfolios of $129.7 million and $20.9 million, respectively, as of December 31, 2012.  The decrease in the net unrealized gain position in our municipal bond portfolio was the result of sales activities and an increase in treasury yields, partially offset by the narrowing of interest rate spreads.  We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.

The net unrealized gain position of our CMBS portfolio was $8.6 million as of March 31, 2013 as compared with $8.4 million as of December 31, 2012.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized loss position of our RMBS portfolio was $0.3 million, with non-agency RMBS representing $2.2 million, as of March 31, 2013 as compared with $0.7 million, with non-agency RMBS representing $2.9 million, as of December 31, 2012.  Approximately 91% of the RMBS in our investment portfolio were issued or are guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 9% of our RMBS were issued by non-agency institutions that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.  Securities with underlying sub-prime mortgages as collateral are included in ABS. The net unrealized gain position of our portfolio of sub-prime ABS was $0.7 million as of March 31, 2013 as compared with $0.5 million as of December 31, 2012.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

We believe that the gross unrealized losses in our fixed maturity available-for-sale portfolio of $3.7 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the cash flows expected from these impaired securities, which would be earned through net investment income over the remaining life of the security.

Credit Facilities

Syndicated Credit Facility

On June 24, 2011, we entered into an amended and restated three-year, $300.0 million credit facility with various financial institutions (the "Syndicated Credit Facility") that consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit and a $200.0 million secured senior credit facility available for letters of credit.  The Syndicated Credit Facility provides that we may increase the lender commitments by up to $150.0 million subject to the participation of lenders.  The Syndicated Credit Facility contains customary representations, warranties and covenants.  As of March 31, 2013, we were in compliance with the covenants under the Syndicated Credit Facility.

Other Letter of Credit Facilities

On June 30, 2011, our reinsurance subsidiaries entered into a letter of credit (“LOC”) facility with a financial institution in the maximum aggregate amount of $100.0 million that expires on December 31, 2013.  Under the terms of the facility, up to $100.0 million is available for the issuance of letters of credit to support reinsurance obligations of our reinsurance subsidiaries.  We also have the ability to request a supplemental LOC facility for up to $150.0 million subject to agreement with the lender.  The facility contains customary representations, warranties and covenants.  As of March 31, 2013, we were in compliance with the covenants under the facility.

On July 31, 2012, Platinum Bermuda entered into an uncommitted LOC facility with a financial institution in the maximum aggregate amount of $75.0 million. Under the terms of the facility, up to $75.0 million is available for the issuance of letters of credit to support reinsurance obligations of Platinum Bermuda.  We also have the ability to request a supplemental LOC facility for up to $75.0 million subject to agreement with the lender.  The facility contains customary representations, warranties and covenants.

We had no borrowings under the Syndicated Credit Facility during the three months ended March 31, 2013 and the year ended December 31, 2012.  The following table summarizes the outstanding letters of credit and the cash and cash equivalents held in trust to collateralize letters of credit issued as of March 31, 2013 ($ in thousands):

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Syndicated Credit Facility:
Secured	$200,000	$101,839	$113,335
Unsecured	100,000	-	-
Total Syndicated Credit Facility	300,000	101,839	113,335
Other LOC Facilities	100,000	32,137	45,307
Total	$400,000	$133,976	$158,642

Dividend Restrictions

Platinum Holdings and its subsidiaries are subject to certain legal and regulatory restrictions in their respective jurisdictions of domicile. The legal restrictions generally include the requirement to maintain positive net assets and to be able to pay liabilities as they become due. For more details on our regulations, see Item 1, “Business – Regulation,” in our 2012 Form 10-K.  Regulatory restrictions on dividends are described below.

Dividend Restrictions on Platinum Holdings

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Holdings to its shareholders.

Dividend Restrictions on Subsidiaries

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of statutory capital and surplus that are available for the payment of dividends by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance, without the prior approval of the relevant regulatory authorities.  The following table summarizes the dividend restrictions of our reinsurance subsidiaries ($ in thousands):

	2013	March 31, 2013
	Dividend Capacity	Paid	Remaining
Platinum Bermuda	$318,343	$42,500	$275,843
Platinum US	30,779	-	30,779
Total	$349,122	$42,500	$306,622

Subsequent to March 31, 2013, Platinum Bermuda declared and paid a dividend of $120.0 million to Platinum Holdings.

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.

Capital Resources

At March 31, 2013, our capital resources of $2.2 billion consisted of $1.9 billion of common shareholders’ equity and $250.0 million of debt obligations.   At December 31, 2012, our capital resources of $2.1 billion consisted of $1.9 billion of common shareholders’ equity and $250.0  million of debt obligations.  The increase of $18.1 million in capital during the three months ended March 31, 2013 was primarily attributable to our net income of $86.5 million offset by repurchases of common shares of $68.3 million.

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

During the three months ended March 31, 2013, in accordance with the share repurchase program, we repurchased 1,291,864 of our common shares in the open market for an aggregate cost of $68.3 million at a weighted average cost including commissions of $52.88 per share.  The shares we repurchased were canceled.  As of March 31, 2013, the remaining amount available under the share repurchase program was $155.9 million.

Our Board of Directors has also authorized the repurchase of up to $250.0 million of our outstanding Series B 7.5% Notes due June 1, 2017, issued by Platinum Finance, in open market purchases, privately negotiated transactions or otherwise.  We have not repurchased any of our Series B 7.5% Notes.

The timing and amount, if any, of repurchase transactions depends on a variety of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in the consolidated financial statements as of March 31, 2013.

Contractual Obligations

There have been no material changes outside of the ordinary course of business to our contractual obligations as disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Contractual Obligations,” in our 2012 Form 10-K.

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

The inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

•	the occurrence of severe natural or man-made catastrophic events;

•	the effectiveness of our loss limitation methods and pricing models;

•	the adequacy of our ceding companies’ ability to assess the risks they underwrite;

•	the adequacy of our liability for unpaid losses and loss adjustment expenses;

•	the effects of emerging claim and coverage issues on our business;

•	our ability to maintain our A.M. Best and S&P financial strength ratings;

•	our ability to raise capital on acceptable terms if necessary;

•	our exposure to credit loss from counterparties in the normal course of business;

•	our ability to provide reinsurance from Bermuda to insurers domiciled in the United States;

•	the effect on our business of the cyclicality of the property and casualty reinsurance business;

•	the effect on our business of the highly competitive nature of the property and casualty reinsurance industry, including the effect of new entrants to the industry;

•	losses that we could face from terrorism, political unrest and war;

•	our dependence on the business provided to us by reinsurance brokers and our exposure to credit risk associated with our brokers during the premium and loss settlement process;

•	the availability of retrocessional reinsurance on acceptable terms;

•	foreign currency exchange rate fluctuation;

•	our ability to maintain and enhance effective operating procedures and internal controls over financial reporting;

•	our need to make many estimates and judgments in the preparation of our financial statements;

•	the limitations placed on our financial and operational flexibility by the representations, warranties and covenants in our debt and credit facilities;

•	our ability to retain key executives and attract and retain additional qualified personnel in the future;

•	the performance of our investment portfolio;

•	the effects of changes in market interest rates on our investment portfolio;

•	the concentration of our investment portfolio in any particular industry, asset class or geographic region;

•	the effects that the imposition of U.S. corporate income tax would have on Platinum Holdings and its non-U.S. subsidiaries;

•	the risk that U.S. persons who hold our shares will be subject to adverse U.S. federal income tax consequences under certain circumstances;

•	the risk that U.S. persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on all or a portion of their gains, if any;

•	the risk that holders of 10% or more of our shares may be subject to U.S. income taxation under the “controlled foreign corporation” rules;

•	the effect of changes in U.S. federal income tax law on an investment in our shares;

•	the possibility that we may become subject to taxes in Bermuda;

•	the effect on our business of potential changes in the regulatory system under which we operate;

•	the impact of regulatory regimes and changes to accounting rules on our financial results, irrespective of business operations;

•	the uncertain impact on our business of the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010;

•	the dependence of the cash flows of Platinum Holdings on dividends, interest and other permissible payments from its subsidiaries to meet its obligations;

•	the risk that our shareholders may have greater difficulty in protecting their interests than would shareholders of a U.S. corporation; and

•	limitations on the ownership, transfer and voting rights of our common shares.

As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us.  The foregoing factors should not be construed as exhaustive.  Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.  For a detailed discussion of our risk factors, refer to Item 1A, "Risk Factors," in our 2012 Form 10-K.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to the following types of market risk:  interest rate risk, credit risk, liquidity risk and foreign currency exchange rate risk. The following discussion focuses only on material changes to these types of market risks since December 31, 2012.  See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2012 Form 10-K for a complete discussion of these risks.

Interest Rate Risk

The following table shows the aggregate hypothetical impact on the market value of our fixed maturity securities portfolio as of March 31, 2013, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp		+ 100bp
Total market value	$2,088,064	$2,039,500	$1,992,457	$1,947,661		$1,905,138
Percent change in market value	4.8%	2.4%	0.0%	(2.2%	)	(4.4%	)
Resulting net appreciation (depreciation)	$95,607	$47,043	$-	$(44,796)		$(87,319)

Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities portfolio may be materially different from the resulting net appreciation or depreciation indicated in the table above.

Item 4.Controls and Procedures

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended March 31, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1, 2013 - January 31, 2013	-	$-	-	$224,233,154
February 1, 2013 - February 28, 2013	810,187	51.99	810,187	182,113,273
March 1, 2013 - March 31, 2013	481,677	54.38	481,677	155,918,918
Total	1,291,864	$52.88	1,291,864	$155,918,918

(1)	Including commissions.

(2)
Our Board of Directors established a program authorizing the repurchase of our common shares.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 23, 2012, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

Item 6.Exhibits

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited), (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012 (unaudited), (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited), and (vi) the Notes to the Consolidated Financial Statements for the three months ended March 31, 2013 and 2012 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

Date: April 26, 2013	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2013	By:	/s/ Allan C. Decleir
Allan C. Decleir
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)