Form 10-Q
period 2013-06-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2013-07-25
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
     Yes ___     No  X

The registrant had 29,267,929 common shares, par value $0.01 per share, outstanding as of July 18, 2013.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
June 30, 2013 and December 31, 2012
($ in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2013	2012
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value	$1,815,640	$1,941,685
(amortized cost - $1,739,802 and $1,781,549, respectively)
Fixed maturity trading securities at fair value	105,070	112,813
(amortized cost - $98,550 and $104,053, respectively)
Short-term investments	77,636	172,801
Total investments	1,998,346	2,227,299
Cash and cash equivalents	1,609,461	1,720,395
Accrued investment income	19,805	21,299
Reinsurance premiums receivable	133,360	128,517
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	3,889	3,899
Prepaid reinsurance premiums	1,575	2,661
Funds held by ceding companies	119,445	114,090
Deferred acquisition costs	30,173	28,112
Reinsurance deposit assets	76,948	50,693
Deferred tax assets	31,297	22,773
Other assets	23,603	13,565
Total assets	$4,047,902	$4,333,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$1,793,087	$1,961,282
Unearned premiums	123,590	113,960
Debt obligations	250,000	250,000
Commissions payable	72,994	64,849
Other liabilities	61,685	48,678
Total liabilities	$2,301,356	$2,438,769

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized,	$293	$327
29,267,929 and 32,722,144 shares issued and outstanding, respectively
Additional paid-in capital	3,817	209,897
Accumulated other comprehensive income	64,367	137,690
Retained earnings	1,678,069	1,546,620
Total shareholders' equity	$1,746,546	$1,894,534
Total liabilities and shareholders' equity	$4,047,902	$4,333,303

 See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012
($ in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Net premiums earned	$142,933	$145,075	$269,786	$283,287
Net investment income	17,808	26,155	36,352	54,707
Net realized gains on investments	11,686	24,978	25,004	47,317
Total other-than-temporary impairments	(200)	(335)	(614)	(91)
Portion of impairment losses recognized in other comprehensive income	(1,316)	(778)	(1,323)	(2,092)
Net impairment losses on investments	(1,516)	(1,113)	(1,937)	(2,183)
Other income (expense)	(315)	(191)	1,077	(670)
Total revenue	170,596	194,904	330,282	382,458

Expenses:
Net losses and loss adjustment expenses	62,667	67,117	76,665	146,313
Net acquisition expenses	30,313	30,200	60,532	60,857
Operating expenses	19,718	19,696	39,023	36,679
Net foreign currency exchange losses (gains)	(859)	(310)	(1,079)	222
Interest expense	4,780	4,774	9,559	9,546
Total expenses	116,619	121,477	184,700	253,617

Income before income taxes	53,977	73,427	145,582	128,841
Income tax expense	4,123	5,895	9,212	8,022
Net income	$49,854	$67,532	$136,370	$120,819

Earnings per common share:
Basic earnings per common share	$1.63	$1.98	$4.32	$3.48
Diluted earnings per common share	$1.61	$1.97	$4.26	$3.46

Shareholder dividends:
Common shareholder dividends declared	$2,337	$2,667	$4,921	$5,507
Dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012
($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$49,854	$67,532	$136,370	$120,819

Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(200)	(335)	(614)	(91)
Change in net unrealized gains and losses on all other securities	(64,027)	34,280	(58,217)	49,093
Total change in net unrealized gains and losses	(64,227)	33,945	(58,831)	49,002

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(12,968)	(25,219)	(27,243)	(47,897)
Net impairment losses on investments	1,516	1,113	1,937	2,183
Total reclassifications to net income	(11,452)	(24,106)	(25,306)	(45,714)

Other comprehensive income (loss) before income taxes	(75,679)	9,839	(84,137)	3,288
Income tax benefit (expense)	8,943	(1,735)	10,814	(1,361)
Other comprehensive income (loss)	(66,736)	8,104	(73,323)	1,927
Comprehensive income (loss)	$(16,882)	$75,636	$63,047	$122,746

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30, 2013 and 2012
($ in thousands)

	2013	2012
Common shares:
Balances at beginning of period	$327	$355
Exercise of common share options	4	-
Settlement of equity awards	2	2
Repurchase of common shares	(40)	(25)
Balances at end of period	293	332

Additional paid-in capital:
Balances at beginning of period	209,897	313,730
Exercise of common share options	14,144	1,014
Settlement of equity awards	(1,270)	(1,109)
Repurchase of common shares	(224,193)	(89,910)
Amortization of share-based compensation	4,461	3,694
Income tax benefit from share-based compensation	778	63
Balances at end of period	3,817	227,482

Accumulated other comprehensive income:
Balances at beginning of period	137,690	146,635
Other comprehensive income (loss)	(73,323)	1,927
Balances at end of period	64,367	148,562

Retained earnings:
Balances at beginning of period	1,546,620	1,230,139
Net income	136,370	120,819
Common share dividends	(4,921)	(5,507)
Balances at end of period	1,678,069	1,345,451
Total shareholders' equity	$1,746,546	$1,721,827

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2013 and 2012
($ in thousands)

	2013	2012
Operating Activities:
Net income	$136,370	$120,819
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	4,552	2,518
Net realized gains on investments	(25,004)	(47,317)
Net impairment losses on investments	1,937	2,183
Net foreign currency exchange losses (gains)	(1,079)	222
Amortization of share-based compensation	6,506	4,046
Deferred income tax expense	2,291	5,215
Net fixed maturity trading securities activities	-	9,877
Changes in assets and liabilities:
Accrued investment income	1,138	4,817
Reinsurance premiums receivable	(6,115)	13,778
Funds held by ceding companies	(5,611)	(17,140)
Deferred acquisition costs	(2,143)	1,134
Reinsurance deposit assets	(26,255)	-
Net unpaid and paid losses and loss adjustment expenses	(144,198)	(158,720)
Net unearned premiums	11,349	1,833
Commissions payable	8,424	1,624
Other assets and liabilities	(11,275)	(4,074)
Net cash provided by (used in) operating activities	(49,113)	(59,185)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	203,571	395,269
Short-term investments	11,857	20,597
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	93,075	179,768
Short-term investments	176,568	577,296
Acquisitions of:
Fixed maturity available-for-sale securities	(218,111)	(172,110)
Short-term investments	(97,705)	(168,542)
Acquisitions of furniture, equipment and other assets	(3,805)	-
Net cash provided by (used in) investing activities	165,450	832,278

Financing Activities:
Dividends paid to common shareholders	(4,921)	(5,507)
Repurchase of common shares	(224,233)	(89,935)
Proceeds from exercise of common share options	14,144	1,014
Net cash provided by (used in) financing activities	(215,010)	(94,428)

Effect of foreign currency exchange rate changes on cash	(12,261)	(5,192)
Net increase (decrease) in cash and cash equivalents	(110,934)	673,473
Cash and cash equivalents at beginning of period	1,720,395	792,510
Cash and cash equivalents at end of period	$1,609,461	$1,465,983

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$15,264	$9,012
Interest paid	$9,375	$9,375

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited and include all adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form   10-K for the year ended December 31, 2012.

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
For the Three and Six Months Ended June 30, 2013 and 2012

2.           Investments

Fixed Maturity Available-for-sale Securities

Our fixed maturity available-for-sale securities are U.S. dollar denominated securities. The following table sets forth our fixed maturity available-for-sale securities as of June 30, 2013 and December 31, 2012 ($ in thousands):

		Included in Accumulated Other Comprehensive Income
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI(1)
June 30, 2013:
U.S. Government	$4,597	$245	$-	$4,842	$-
Municipal bonds	1,152,113	69,817	5,151	1,216,779	-
Non-U.S. governments	39,969	513	-	40,482	-
Corporate bonds	242,056	7,115	3,433	245,738	-
Commercial mortgage-backed securities	93,907	5,340	155	99,092	-
Residential mortgage-backed securities	190,834	2,053	1,829	191,058	713
Asset-backed securities	16,326	1,730	407	17,649	287
Total fixed maturity available-for-sale securities	$1,739,802	$86,813	$10,975	$1,815,640	$1,000

December 31, 2012:
U.S. Government	$4,632	$312	$-	$4,944	$-
Municipal bonds	1,080,273	129,735	74	1,209,934	-
Non-U.S. governments	49,978	999	-	50,977	-
Corporate bonds	279,981	21,109	182	300,908	-
Commercial mortgage-backed securities	127,148	8,807	429	135,526	264
Residential mortgage-backed securities	222,331	2,584	3,293	221,622	2,083
Asset-backed securities	17,206	1,426	858	17,774	858
Total fixed maturity available-for-sale securities	$1,781,549	$164,972	$4,836	$1,941,685	$3,205

(1)
The non-credit portion of other than temporary impairments (“OTTI”) represents the amount of unrealized losses on impaired securities that were not recorded in the consolidated statements of operations as of the reporting date.  These unrealized losses are included in gross unrealized losses as of June 30, 2013 and December 31, 2012.

Fixed Maturity Trading Securities

Our fixed maturity trading securities are non-U.S. dollar denominated securities that, along with our non-U.S. dollar short-term trading investments and non-U.S. dollar cash and cash equivalents, are held for the purposes of hedging our non-U.S. dollar denominated reinsurance liabilities.

The following table sets forth the fair value of our fixed maturity trading securities as of June 30, 2013 and December 31, 2012 ($ in thousands):

	June 30, 2013	December 31, 2012
Non-U.S. governments	$105,070	$112,813
Total fixed maturity trading securities	$105,070	$112,813

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

Maturities

The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of June 30, 2013 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$66,062	$66,804
Due from one to five years	451,162	471,377
Due from five to ten years	593,056	616,478
Due in ten or more years	427,005	458,252
Mortgage-backed and asset-backed securities	301,067	307,799
Total	$1,838,352	$1,920,710

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.

Short-term Investments

The following table sets forth the fair value of our short-term investments as of June 30, 2013 and December 31, 2012 ($ in thousands):

	June 30, 2013	December 31, 2012
Available-for-sale:
U.S. Government	$-	$49,186
Trading:
Non-U.S. governments	77,636	123,615
Total short-term investments	$77,636	$172,801

The fair value adjustments on short-term investments recognized as trading under the fair value option contributed no realized gains or losses on investments for the three and six months ended June 30, 2013 and 2012.

For the six months ended June 30, 2013, we had purchases of $97.7 million, proceeds from maturities of $127.4 million and proceeds from sales of  $11.9 million from non-U.S. dollar denominated short-term investments accounted for as trading in accordance with the fair value option that were included in investing activities on the statements of cash flows.  For the six months ended June 30, 2012, we had purchases of $106.1 million, proceeds from maturities of $169.6 million and proceeds from sales of $20.6 million from non-U.S. dollar denominated short-term investments accounted for as trading in accordance with the fair value option that were included in investing activities on the statements of cash flows.

Other-Than-Temporary Impairments

The following table sets forth the net impairment losses on investments for the three and six months ended June 30, 2013 and 2012 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Commercial mortgage-backed securities	$-	$-	$-	$30
Non-agency residential mortgage-backed securities	1,075	1,106	1,411	2,146
Sub-prime asset-backed securities	441	7	526	7
Net impairment losses on investments	$1,516	$1,113	$1,937	$2,183

We analyze the creditworthiness of our available-for-sale securities by reviewing various performance metrics of the issuer.  We determined that none of our government bonds, municipal bonds or corporate bonds were other-than-temporarily impaired for the three and six months ended June 30, 2013 and 2012.

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans. Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred. The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses. We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred. As of June 30, 2013, the single largest unrealized loss within our CMBS portfolio was $0.1 million related to a security with an amortized cost of $4.8 million.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

Residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We determined that none of our U.S. Government agency RMBS were other-than-temporarily impaired for the six months ended June 30, 2013 and 2012.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of June 30, 2013, the single largest unrealized loss within our RMBS portfolio was $0.6 million related to a non-agency RMBS security with an amortized cost of $4.2 million.  As of June 30, 2013, the single largest unrealized loss within our sub-prime ABS portfolio was $0.3 million related to a security with an amortized cost of $0.6 million.

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the three and six months ended June 30, 2013 and 2012 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$36,562	$60,444	$40,219	$61,841
Credit losses on securities previously impaired	1,516	1,113	1,937	2,183
Reduction for paydowns and securities sold	(2,204)	(3,464)	(6,138)	(5,721)
Reduction for increases in cash flows expected to be collected	(112)	(219)	(256)	(429)
Balance, end of period	$35,762	$57,874	$35,762	$57,874

As of June 30, 2013, total cumulative credit losses were related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit losses we recorded on CMBS of $1.4 million were on two securities issued in 2007.  As of June 30, 2013, 4.0% of the mortgages backing these securities were 90 days or more past due and 1.0% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining credit support of 4.6%.  The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $34.4 million were on seventeen securities issued from 2004 to 2007.  As of June 30, 2013, 16.4% of the mortgages backing these securities were 90 days or more past due and 6.4% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining credit support of 3.2%.

Gross Unrealized Losses

The following table sets forth our gross unrealized losses on securities classified as fixed maturity available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012 ($ in thousands):

	June 30, 2013		December 31, 2012
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
Municipal bonds	$164,419	$5,151	$18,878	$74
Corporate bonds	80,080	3,433	4,450	41
Commercial mortgage-backed securities	6,600	155	6,758	165
Residential mortgage-backed securities	52,944	396	39	9
Asset-backed securities	13,480	120	64	1
Total	$317,523	$9,255	$30,189	$290

Twelve months or more:
Municipal bonds	$-	$-	$-	$-
Corporate bonds	-	-	6,039	141
Commercial mortgage-backed securities	-	-	762	264
Residential mortgage-backed securities	15,142	1,433	17,096	3,284
Asset-backed securities	809	287	799	857
Total	$15,951	$1,720	$24,696	$4,546

Total unrealized losses:
Municipal bonds	$164,419	$5,151	$18,878	$74
Corporate bonds	80,080	3,433	10,489	182
Commercial mortgage-backed securities	6,600	155	7,520	429
Residential mortgage-backed securities	68,086	1,829	17,135	3,293
Asset-backed securities	14,289	407	863	858
Total	$333,474	$10,975	$54,885	$4,836

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

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

Net Investment Income

The following table sets forth our net investment income for the three and six months ended June 30, 2013 and 2012 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Fixed maturity securities	$16,870	$24,583	$34,613	$51,870
Short-term investments and cash and cash equivalents	1,175	1,989	2,223	3,811
Funds held by ceding companies	811	600	1,653	1,254
Subtotal	18,856	27,172	38,489	56,935
Investment expenses	(1,048)	(1,017)	(2,137)	(2,228)
Net investment income	$17,808	$26,155	$36,352	$54,707

Net Realized Gains on Investments

The following table sets forth our net realized gains on investments for the three and six months ended June 30, 2013 and 2012 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross realized gains on the sale of investments	$12,982	$25,263	$27,258	$47,941
Gross realized losses on the sale of investments	(15)	-	(15)	(1)
Net realized gains on the sale of investments	12,967	25,263	27,243	47,940
Fair value adjustments on trading securities	(1,281)	(285)	(2,239)	(623)
Net realized gains on investments	$11,686	$24,978	$25,004	$47,317

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

Level 3:
Valuations are based on unobservable inputs for assets and liabilities where there is little or no market activity.  Unadjusted third party pricing sources or management's assumptions and internal valuation models may be used to determine the fair value of financial assets or liabilities.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

Level 1, 2 and 3 Financial Assets Carried at Fair Value

The fair values of our fixed maturity securities and short-term investments are based on prices primarily obtained from pricing vendors, index providers, or broker-dealers using observable inputs.  Fixed maturity securities, short-term investments and our reinsurance deposit assets are generally valued using the market approach.  We validate the prices we obtain from third party pricing sources by performing price comparisons against multiple pricing sources, if available, periodically back-testing of sales to the previously reported fair value, performing an in-depth review of specific securities when evaluating stale prices and large price movements, as well as performing other validation procedures.  We also continuously monitor market data that relates to our investment portfolio and review pricing documentation that describes the methodologies used by various pricing vendors.  If we determine that a price appears unreasonable, we investigate and assess whether the price should be adjusted.  Our fixed maturity securities, short-term investments and reinsurance deposit assets are classified in the fair value hierarchy as follows:

U.S. Government

Level 1 - The fair values of U.S. Government securities were based on quoted prices in active markets for identical assets.

Municipal bonds

Level 2 - The fair values of municipal bonds were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark securities, bids, credit risks and economic indicators.

Non-U.S. governments

Level 1 or 2 - The fair values of non-U.S. government securities were determined based on quoted prices in active markets for identical assets or observable inputs that may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes.  Our non-U.S. government bond portfolio consisted of securities issued primarily by governments, provinces, agencies and supranationals.

Corporate bonds

Level 2 - The fair values of corporate bonds were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark securities, bids, credit risks and industry and economic indicators.

Commercial mortgage-backed securities

Level 2 or 3 - The fair values of CMBS classified as Level 2 were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, delinquencies, loss severities and default rates.  CMBS classified as Level 3 used unobservable inputs that may include the probability of default and loss severity in the event of default.

Residential mortgage-backed securities

Level 2 or 3 - Our RMBS portfolio was comprised of securities issued by U.S. Government agencies and by non-agency institutions.  The fair values of RMBS classified as Level 2 were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, loan level information, security cash flows and structures, prepayment speeds, delinquencies, loss severities and default rates.  Non-agency RMBS classified as Level 3 used unobservable inputs that may include the probability of default, loss severity in the event of default and prepayment speeds.

Asset-backed securities

Level 2 or 3 - The fair values of ABS classified as Level 2 were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, type of collateral, prepayment speeds, delinquencies, loss severities and default rates.  Sub-prime ABS classified as Level 3 used unobservable inputs that may include the probability of default, loss severity in the event of default and prepayment speeds.

Short-term investments

Level 2 - The fair values of short-term investments were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes.

Reinsurance deposit assets

Level 3 - The fair values of our reinsurance deposit assets were determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation model.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis by the Company as of June 30, 2013 and December 31, 2012 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
June 30, 2013:
Investments:
U.S. Government	$4,842	$4,842	$-	$-
Municipal bonds	1,216,779	-	1,216,779	-
Non-U.S. governments	145,552	51,523	94,029	-
Corporate bonds	245,738	-	245,738	-
Commercial mortgage-backed securities	99,092	-	99,092	-
Residential mortgage-backed securities	191,058	-	186,538	4,520
Asset-backed securities	17,649	-	16,392	1,257
Short-term investments	77,636	-	77,636	-
Total investments	1,998,346	56,365	1,936,204	5,777
Reinsurance deposit assets	76,948	-	-	76,948
Total	$2,075,294	$56,365	$1,936,204	$82,725

December 31, 2012:
Investments:
U.S. Government	$4,944	$4,944	$-	$-
Municipal bonds	1,209,934	-	1,209,934	-
Non-U.S. governments	163,790	56,422	107,368	-
Corporate bonds	300,908	-	300,908	-
Commercial mortgage-backed securities	135,526	-	135,002	524
Residential mortgage-backed securities	221,622	-	216,248	5,374
Asset-backed securities	17,774	-	16,738	1,036
Short-term investments	172,801	-	172,801	-
Total investments	2,227,299	61,366	2,158,999	6,934
Reinsurance deposit asset	50,693	-	-	50,693
Total	$2,277,992	$61,366	$2,158,999	$57,627

There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2013 and 2012.  Transfers of assets into or out of Level 3 are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  The transfers into and out of Level 3 were based on the level of evidence available to corroborate significant observable inputs with market observable information.

Changes in Level 3 Financial Assets

The following table reconciles the beginning and ending balance for our Level 3 financial assets measured at fair value on a recurring basis for the three and six months ended June 30, 2013 and 2012 ($ in thousands):

	Three Months Ended June 30, 2013
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$-	$1,996	$3,263	$52,088	$57,347
Purchases	-	-	-	25,000	25,000
Sales, maturities and paydowns	-	(126)	(29)	-	(155)
Total increase (decrease) in fair value included in earnings	-	-	-	(140)	(140)
Total net unrealized gains (losses) included in other comprehensive income (loss)	-	176	96	-	272
Transfers into Level 3	-	4,049	312	-	4,361
Transfers out of Level 3	-	(1,575)	(2,385)	-	(3,960)
Balance, end of period	$-	$4,520	$1,257	$76,948	$82,725

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$(140)	$(140)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30, 2012
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$-	$5,564	$1,723	$-	$7,287
Sales, maturities and paydowns	-	(641)	-	-	(641)
Total net unrealized gains (losses) included in other comprehensive income (loss)	-	285	(157)	-	128
Transfers into Level 3	-	2,253	-	-	2,253
Balance, end of period	$-	$7,461	$1,566	$-	$9,027

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$-	$-

	Six Months Ended June 30, 2013
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$524	$5,374	$1,036	$50,693	$57,627
Purchases	-	-	-	25,000	25,000
Sales, maturities and paydowns	-	(166)	(29)	-	(195)
Total increase (decrease) in fair value included in earnings	-	-	-	1,255	1,255
Total net unrealized gains (losses) included in other comprehensive income (loss)	487	421	29	-	937
Transfers into Level 3	-	4,049	2,606	-	6,655
Transfers out of Level 3	(1,011)	(5,158)	(2,385)	-	(8,554)
Balance, end of period	$-	$4,520	$1,257	$76,948	$82,725

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$1,255	$1,255

	Six Months Ended June 30, 2012
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$-	$8,146	$1,867	$-	$10,013
Sales, maturities and paydowns	-	(734)	-	-	(734)
Total net unrealized gains (losses) included in other comprehensive income (loss)	-	50	(301)	-	(251)
Transfers into Level 3	-	2,253	-	-	2,253
Transfers out of Level 3	-	(2,254)	-	-	(2,254)
Balance, end of period	$-	$7,461	$1,566	$-	$9,027

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$-	$-

Quantitative Information of Level 3 Fair Value Measurements

The fair value measurements of our CMBS, non-agency RMBS and sub-prime ABS classified as Level 3 were based on unadjusted third party pricing sources.

Our reinsurance deposit assets represent retrocessional aggregate excess of loss reinsurance agreements we purchased for consideration of $75.0 million.  We elected to record our reinsurance deposit assets under the fair value option as the terms and conditions of these contracts have unique variable investment performance factors.  The terms of these agreements provide for a book yield ranging from a minimum of 3.0% to a maximum of 6.5% accumulating over the estimated contract period.

The fair value measurements of our reinsurance deposit assets used significant unobservable inputs through the application of our own assumptions and internal valuation model and were classified as Level 3.  The most significant unobservable inputs used in our internal valuation model are the estimated contract period remaining, credit spread above the risk-free rate and net losses and LAE ceded. The credit spread above the risk-free rate is determined by reviewing the credit spreads of fixed income securities through observable market data, as well as considering illiquidity and the structure of these contracts.  The fair value of the reinsurance deposit assets may increase or decrease due to changes in the estimated contract period remaining, the credit spread and net losses and LAE ceded.  Generally, a decrease in the credit spread would result in an increase in the fair value of the reinsurance deposit assets. Conversely, an increase in the credit spread or an increase in net losses and LAE ceded would result in a decrease in the fair value of the reinsurance deposit assets.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

The following table sets forth the weighted average of the significant unobservable quantitative information used for the fair value measurement of our reinsurance deposit assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Estimated contract period remaining	1,372 days	1,350 days
Credit spread above the risk-free rate	1.96%	2.47%
Net losses and LAE ceded inception-to-date	$-	$-

Other Financial Assets and Liabilities Not Carried at Fair Value

Accounting guidance requires note disclosure of the fair value of other financial assets and liabilities not carried at fair value, excluding balances related to insurance contracts.

The debt obligations on our consolidated balance sheets were recorded at cost with a carrying value of $250.0 million at June 30, 2013 and December 31, 2012, and had a fair value of $274.6 million and $278.5 million at June 30, 2013 and December 31, 2012, respectively.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 2.

Our remaining financial assets and liabilities were carried at cost or amortized cost, which approximates fair value, at June 30, 2013 and December 31, 2012.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 1 or Level 2.

4.           Credit Facilities

As of June 30, 2013, we had a $300.0 million credit facility with various financial institutions (the “Syndicated Credit Facility”) available for revolving borrowings and letters of credit.  In addition, we had other letter of credit (“LOC”) facilities available for the issuance of letters of credit to support reinsurance obligations of our reinsurance subsidiaries.  We had no revolving borrowings under the Syndicated Credit Facility during the six months ended June 30, 2013 and the year ended December 31, 2012.

The following table summarizes the outstanding letters of credit and the cash and cash equivalents held in trust to collateralize letters of credit issued as of June 30, 2013 ($ in thousands):

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Syndicated Credit Facility:
Secured	$200,000	$80,405	$93,347
Unsecured	100,000	-	-
Total Syndicated Credit Facility	300,000	80,405	93,347
Other LOC Facilities	118,122	46,454	67,312
Total	$418,122	$126,859	$160,659

As of June 30, 2013, we were in compliance with covenants under all credit facilities.

On July 2, 2013, Platinum Bermuda increased the amount of an uncommitted LOC facility by $50.0 million resulting in total uncommitted LOC capacity of $256.9 million available to our reinsurance subsidiaries.  The Company also has the ability to increase the syndicated and other LOC facilities by up to $175.0 million, subject to agreement with the lenders.

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

The U.S. Internal Revenue Service completed its examination of the 2003 federal income tax return of our U.S.-based subsidiaries and during 2013 the Company received a refund of $6.0 million, including accrued interest of $1.3 million, related to this return.  The federal income tax returns of our U.S.-based subsidiaries that remain open to examination are for calendar years 2009 and later.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

6.             Share Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 24, 2013, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During the three months ended June 30, 2013, in accordance with the share repurchase program, we repurchased 2,705,797 of our common shares in the open market for an aggregate cost of $155.9 million at a weighted average cost including commissions of $57.62 per share.  During the six months ended June 30, 2013, in accordance with the share repurchase program, we repurchased 3,997,661 of our common shares in the open market for an aggregate cost of $224.2 million at a weighted average cost including commissions of $56.09 per share.  The shares we repurchased were canceled.

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

Dividend Restrictions on Subsidiaries

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of statutory capital and surplus that are available for the payment of dividends by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance, without the prior approval of the relevant regulatory authorities. The following table summarizes the dividend capacity of our reinsurance subsidiaries for 2013 ($ in thousands):

	2013	For the Six Months Ended June 30, 2013	June 30, 2013
	Dividend Capacity	Paid	Remaining
Platinum Bermuda	$318,343	$162,500	$155,843
Platinum US	30,779	-	30,779
Total	$349,122	$162,500	$186,622

Subsequent to June 30, 2013, Platinum Bermuda declared and paid a dividend of $100.0 million to Platinum Holdings.

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.

8.           Operating Segment Information

We have organized our worldwide reinsurance business into three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our operating segments, we use measures such as underwriting income or loss and related underwriting ratios to allow for a more complete understanding of the underlying business.  Such measures are considered to be non-GAAP.  These non-GAAP measures may be defined or calculated differently by other companies.  These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP.

Underwriting income or loss measures the performance of the Company’s underwriting function and consists of net premiums earned less net losses and LAE and net underwriting expenses.  Net underwriting expenses include net acquisition expenses and operating costs related to underwriting.  Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, corporate expenses not allocated to underwriting operations, interest expense, net foreign currency exchange gains and losses and other income and expense.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of segment underwriting income (loss) to the U.S. GAAP measure of income before income taxes for the three and six months ended June 30, 2013 and 2012 ($ in thousands):

	Three Months Ended June 30, 2013
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$57,350	$79,711	$9,309	$146,370

Net premiums earned	58,832	75,629	8,472	142,933
Net losses and loss adjustment expenses	21,292	35,358	6,017	62,667
Net acquisition expenses	9,698	18,068	2,547	30,313
Other underwriting expenses	7,414	5,670	327	13,411
Segment underwriting income (loss)	$20,428	$16,533	$(419)	36,542

Net investment income				17,808
Net realized gains on investments				11,686
Net impairment losses on investments				(1,516)
Other income (expense)				(315)
Corporate expenses not allocated to segments				(6,307)
Net foreign currency exchange (losses) gains				859
Interest expense				(4,780)
Income before income taxes				$53,977

Underwriting ratios:
Net loss and loss adjustment expense	36.2%	46.8%	71.0%	43.8%
Net acquisition expense	16.5%	23.9%	30.1%	21.2%
Other underwriting expense	12.6%	7.5%	3.9%	9.4%
Combined	65.3%	78.2%	105.0%	74.4%

	Three Months Ended June 30, 2012
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$61,695	$72,678	$7,086	$141,459

Net premiums earned	62,838	75,746	6,491	145,075
Net losses and loss adjustment expenses	17,653	45,851	3,613	67,117
Net acquisition expenses	8,721	18,487	2,992	30,200
Other underwriting expenses	7,454	5,625	267	13,346
Segment underwriting income (loss)	$29,010	$5,783	$(381)	34,412

Net investment income				26,155
Net realized gains on investments				24,978
Net impairment losses on investments				(1,113)
Other income (expense)				(191)
Corporate expenses not allocated to segments				(6,350)
Net foreign currency exchange (losses) gains				310
Interest expense				(4,774)
Income before income taxes				$73,427

Underwriting ratios:
Net loss and loss adjustment expense	28.1%	60.5%	55.7%	46.3%
Net acquisition expense	13.9%	24.4%	46.1%	20.8%
Other underwriting expense	11.9%	7.4%	4.1%	9.2%
Combined	53.9%	92.3%	105.9%	76.3%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30, 2013
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$116,777	$150,555	$13,803	$281,135

Net premiums earned	110,684	146,424	12,678	269,786
Net losses and loss adjustment expenses	7,087	65,001	4,577	76,665
Net acquisition expenses	17,925	34,317	8,290	60,532
Other underwriting expenses	14,746	11,393	660	26,799
Segment underwriting income (loss)	$70,926	$35,713	$(849)	105,790

Net investment income				36,352
Net realized gains on investments				25,004
Net impairment losses on investments				(1,937)
Other income (expense)				1,077
Corporate expenses not allocated to segments				(12,224)
Net foreign currency exchange (losses) gains				1,079
Interest expense				(9,559)
Income before income taxes				$145,582

Underwriting ratios:
Net loss and loss adjustment expense	6.4%	44.4%	36.1%	28.4%
Net acquisition expense	16.2%	23.4%	65.4%	22.4%
Other underwriting expense	13.3%	7.8%	5.2%	9.9%
Combined	35.9%	75.6%	106.7%	60.7%

	Six Months Ended June 30, 2012
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$129,848	$147,078	$8,194	$285,120

Net premiums earned	124,166	151,512	7,609	283,287
Net losses and loss adjustment expenses	58,590	86,887	836	146,313
Net acquisition expenses	17,956	35,862	7,039	60,857
Other underwriting expenses	14,289	10,661	458	25,408
Segment underwriting income (loss)	$33,331	$18,102	$(724)	50,709

Net investment income				54,707
Net realized gains on investments				47,317
Net impairment losses on investments				(2,183)
Other income (expense)				(670)
Corporate expenses not allocated to segments				(11,271)
Net foreign currency exchange (losses) gains				(222)
Interest expense				(9,546)
Income before income taxes				$128,841

Underwriting ratios:
Net loss and loss adjustment expense	47.2%	57.3%	11.0%	51.6%
Net acquisition expense	14.5%	23.7%	92.5%	21.5%
Other underwriting expense	11.5%	7.0%	6.0%	9.0%
Combined	73.2%	88.0%	109.5%	82.1%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

9.           Earnings per Common Share

The following is a reconciliation of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012 ($ and amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Earnings
Basic and Diluted
Net income attributable to common shareholders	$49,854	$67,532	$136,370	$120,819
Portion allocated to participating common shareholders (1)	(113)	(278)	(304)	(485)
Net income allocated to common shareholders	$49,741	$67,254	$136,066	$120,334

Common Shares
Basic
Weighted average common shares outstanding	30,571	33,914	31,467	34,602
Diluted
Weighted average common shares outstanding	30,571	33,914	31,467	34,602
Effect of dilutive securities:
Common share options	155	142	191	139
Restricted share units	244	48	246	64
Adjusted weighted average common shares outstanding	30,970	34,104	31,904	34,805

Earnings Per Common Share
Basic earnings per common share	$1.63	$1.98	$4.32	$3.48
Diluted earnings per common share	$1.61	$1.97	$4.26	$3.46

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plans that are considered to be participating securities.

10.           Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the consolidated balance sheets relates to unrealized gains and losses on available-for-sale securities, net of deferred taxes.

The following table reconciles the beginning and ending balances for accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012 ($ in thousands):

	Three Months Ended June 30, 2013
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$151,517	$(20,414)	$131,103
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(200)	-	(200)
Change in net unrealized gains and losses on all other securities	(64,027)	6,963	(57,064)
Total change in net unrealized gains and losses	(64,227)	6,963	(57,264)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(12,968)	1,980	(10,988)
Net impairment losses on investments	1,516	-	1,516
Total reclassifications to net income	(11,452)	1,980	(9,472)

Other comprehensive income (loss)	(75,679)	8,943	(66,736)
Balance, end of period	$75,838	$(11,471)	$64,367

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30, 2012
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$162,310	$(21,852)	$140,458
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(335)	(13)	(348)
Change in net unrealized gains and losses on all other securities	34,280	(2,810)	31,470
Total change in net unrealized gains and losses	33,945	(2,823)	31,122

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(25,219)	1,194	(24,025)
Net impairment losses on investments	1,113	(106)	1,007
Total reclassifications to net income	(24,106)	1,088	(23,018)

Other comprehensive income (loss)	9,839	(1,735)	8,104
Balance, end of period	$172,149	$(23,587)	$148,562

	Six Months Ended June 30, 2013
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$159,975	$(22,285)	$137,690
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(614)	11	(603)
Change in net unrealized gains and losses on all other securities	(58,217)	7,161	(51,056)
Total change in net unrealized gains and losses	(58,831)	7,172	(51,659)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(27,243)	3,675	(23,568)
Net impairment losses on investments	1,937	(33)	1,904
Total reclassifications to net income	(25,306)	3,642	(21,664)

Other comprehensive income (loss)	(84,137)	10,814	(73,323)
Balance, end of period	$75,838	$(11,471)	$64,367

	Six Months Ended June 30, 2012
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$168,861	$(22,226)	$146,635
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(91)	60	(31)
Change in net unrealized gains and losses on all other securities	49,093	(2,943)	46,150
Total change in net unrealized gains and losses	49,002	(2,883)	46,119

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(47,897)	1,754	(46,143)
Net impairment losses on investments	2,183	(232)	1,951
Total reclassifications to net income	(45,714)	1,522	(44,192)

Other comprehensive income (loss)	3,288	(1,361)	1,927
Balance, end of period	$172,149	$(23,587)	$148,562

The following table sets forth the amounts reclassified out of accumulated other comprehensive income and the location of those amounts in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Net realized gains on investments	$12,968	$25,219	$27,243	$47,897
Net impairment losses on investments	(1,516)	(1,113)	(1,937)	(2,183)

Income tax expense	$1,980	$1,088	$3,642	$1,522

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

11.           Condensed Consolidating Financial Information

Platinum Holdings fully and unconditionally guarantees the $250.0 million of debt obligations issued by its 100%-owned subsidiary Platinum Finance.

The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 ($ in thousands):

Condensed Consolidating Balance Sheet
June 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$143	$1,998,203	$-	$1,998,346
Investment in subsidiaries	1,730,076	651,801	548,878	(2,930,755)	-
Cash and cash equivalents	8,058	146,834	1,454,569	-	1,609,461
Reinsurance assets	-	-	288,442	-	288,442
Other assets	14,934	1,765	134,954	-	151,653
Total assets	$1,753,068	$800,543	$4,425,046	$(2,930,755)	$4,047,902
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$1,989,821	$-	$1,989,821
Debt obligations	-	250,000	-	-	250,000
Other liabilities	6,522	1,665	53,348	-	61,535
Total liabilities	$6,522	$251,665	$2,043,169	$-	$2,301,356

Shareholders' Equity
Common shares	$293	$-	$8,000	$(8,000)	$293
Additional paid-in capital	3,817	214,514	2,022,600	(2,237,114)	3,817
Accumulated other comprehensive income	64,367	21,302	85,664	(106,966)	64,367
Retained earnings	1,678,069	313,062	265,613	(578,675)	1,678,069
Total shareholders' equity	$1,746,546	$548,878	$2,381,877	$(2,930,755)	$1,746,546
Total liabilities and shareholders' equity	$1,753,068	$800,543	$4,425,046	$(2,930,755)	$4,047,902

(1)           Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$142,933	$-	$142,933
Net investment income (expense)	9	(8)	17,807	-	17,808
Net realized gains on investments	-	-	11,686	-	11,686
Net impairment losses on investments	-	-	(1,516)	-	(1,516)
Other income (expense)	716	-	(1,031)	-	(315)
Total revenue	725	(8)	169,879	-	170,596

Expenses:
Net losses and loss adjustment expenses	-	-	62,667	-	62,667
Net acquisition expenses	-	-	30,313	-	30,313
Operating expenses	6,175	39	13,504	-	19,718
Net foreign currency exchange losses (gains)	-	-	(859)	-	(859)
Interest expense	-	4,780	-	-	4,780
Total expenses	6,175	4,819	105,625	-	116,619
Income (loss) before income taxes	(5,450)	(4,827)	64,254	-	53,977
Income tax expense (benefit)	-	(1,608)	5,731	-	4,123
Income (loss) before equity in earnings of subsidiaries	(5,450)	(3,219)	58,523	-	49,854
Equity in earnings of subsidiaries	55,304	11,363	8,144	(74,811)	-
Net income	$49,854	$8,144	$66,667	$(74,811)	$49,854

(1)           Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$145,075	$-	$145,075
Net investment income (expense)	2	12	26,141	-	26,155
Net realized gains on investments	-	-	24,978	-	24,978
Net impairment losses on investments	-	-	(1,113)	-	(1,113)
Other income (expense)	991	-	(1,182)	-	(191)
Total revenue	993	12	193,899	-	194,904

Expenses:
Net losses and loss adjustment expenses	-	-	67,117	-	67,117
Net acquisition expenses	-	-	30,200	-	30,200
Operating expenses	5,834	67	13,795	-	19,696
Net foreign currency exchange losses (gains)	-	-	(310)	-	(310)
Interest expense	-	4,774	-	-	4,774
Total expenses	5,834	4,841	110,802	-	121,477
Income (loss) before income taxes	(4,841)	(4,829)	83,097	-	73,427
Income tax expense (benefit)	-	(1,627)	7,522	-	5,895
Income (loss) before equity in earnings of subsidiaries	(4,841)	(3,202)	75,575	-	67,532
Equity in earnings of subsidiaries	72,373	15,004	11,802	(99,179)	-
Net income	$67,532	$11,802	$87,377	$(99,179)	$67,532

(1)           Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$269,786	$-	$269,786
Net investment income (expense)	22	(30)	36,360	-	36,352
Net realized gains on investments	-	-	25,004	-	25,004
Net impairment losses on investments	-	-	(1,937)	-	(1,937)
Other income (expense)	4,845	4	(3,772)	-	1,077
Total revenue	4,867	(26)	325,441	-	330,282

Expenses:
Net losses and loss adjustment expenses	-	-	76,665	-	76,665
Net acquisition expenses	-	-	60,532	-	60,532
Operating expenses	11,801	73	27,149	-	39,023
Net foreign currency exchange losses (gains)	-	-	(1,079)	-	(1,079)
Interest expense	-	9,559	-	-	9,559
Total expenses	11,801	9,632	163,267	-	184,700
Income (loss) before income taxes	(6,934)	(9,658)	162,174	-	145,582
Income tax expense (benefit)	-	(3,196)	12,408	-	9,212
Income (loss) before equity in earnings of subsidiaries	(6,934)	(6,462)	149,766	-	136,370
Equity in earnings of subsidiaries	143,304	34,293	27,831	(205,428)	-
Net income	$136,370	$27,831	$177,597	$(205,428)	$136,370

(1)           Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$283,287	$-	$283,287
Net investment income (expense)	3	(7)	54,711	-	54,707
Net realized gains on investments	-	-	47,317	-	47,317
Net impairment losses on investments	-	-	(2,183)	-	(2,183)
Other income (expense)	2,187	1	(2,858)	-	(670)
Total revenue	2,190	(6)	380,274	-	382,458

Expenses:
Net losses and loss adjustment expenses	-	-	146,313	-	146,313
Net acquisition expenses	-	-	60,857	-	60,857
Operating expenses	10,775	133	25,771	-	36,679
Net foreign currency exchange losses (gains)	-	-	222	-	222
Interest expense	-	9,546	-	-	9,546
Total expenses	10,775	9,679	233,163	-	253,617
Income (loss) before income taxes	(8,585)	(9,685)	147,111	-	128,841
Income tax expense (benefit)	-	(3,265)	11,287	-	8,022
Income (loss) before equity in earnings of subsidiaries	(8,585)	(6,420)	135,824	-	120,819
Equity in earnings of subsidiaries	129,404	31,941	25,521	(186,866)	-
Net income	$120,819	$25,521	$161,345	$(186,866)	$120,819

(1)           Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$49,854	$8,144	$66,667	$(74,811)	$49,854
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	(200)	-	(200)
Change in net unrealized gains and losses on all other securities	-	(2)	(64,025)	-	(64,027)
Total change in net unrealized gains and losses	-	(2)	(64,225)	-	(64,227)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(12,968)	-	(12,968)
Net impairment losses on investments	-	-	1,516	-	1,516
Total reclassifications to net income	-	-	(11,452)	-	(11,452)

Other comprehensive income (loss) before income taxes	-	(2)	(75,677)	-	(75,679)
Income tax benefit (expense)	-	2	8,941	-	8,943
Other comprehensive income (loss)	-	-	(66,736)	-	(66,736)
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(66,736)	(16,610)	(16,610)	99,956	-
Comprehensive income (loss)	$(16,882)	$(8,466)	$(16,679)	$25,145	$(16,882)

(1)           Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$67,532	$11,802	$87,377	$(99,179)	$67,532
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	(335)	-	(335)
Change in net unrealized gains and losses on all other securities	-	(1)	34,281	-	34,280
Total change in net unrealized gains and losses	-	(1)	33,946	-	33,945

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(25,219)	-	(25,219)
Net impairment losses on investments	-	-	1,113	-	1,113
Total reclassifications to net income	-	-	(24,106)	-	(24,106)

Other comprehensive income (loss) before income taxes	-	(1)	9,840	-	9,839
Income tax benefit (expense)	-	1	(1,736)	-	(1,735)
Other comprehensive income (loss)	-	-	8,104	-	8,104
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	8,104	3,221	3,222	(14,547)	-
Comprehensive income (loss)	$75,636	$15,023	$98,703	$(113,726)	$75,636

(1)           Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$136,370	$27,831	$177,597	$(205,428)	$136,370
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	(614)	-	(614)
Change in net unrealized gains and losses on all other securities	-	(2)	(58,215)	-	(58,217)
Total change in net unrealized gains and losses	-	(2)	(58,829)	-	(58,831)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(27,243)	-	(27,243)
Net impairment losses on investments	-	-	1,937	-	1,937
Total reclassifications to net income	-	-	(25,306)	-	(25,306)

Other comprehensive income (loss) before income taxes	-	(2)	(84,135)	-	(84,137)
Income tax benefit (expense)	-	2	10,812	-	10,814
Other comprehensive income (loss)	-	-	(73,323)	-	(73,323)
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(73,323)	(20,084)	(20,084)	113,491	-
Comprehensive income (loss)	$63,047	$7,747	$84,190	$(91,937)	$63,047

(1)           Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$120,819	$25,521	$161,345	$(186,866)	$120,819
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	(91)	-	(91)
Change in net unrealized gains and losses on all other securities	-	(1)	49,094	-	49,093
Total change in net unrealized gains and losses	-	(1)	49,003	-	49,002

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(47,897)	-	(47,897)
Net impairment losses on investments	-	-	2,183	-	2,183
Total reclassifications to net income	-	-	(45,714)	-	(45,714)

Other comprehensive income (loss) before income taxes	-	(1)	3,289	-	3,288
Income tax benefit (expense)	-	1	(1,362)	-	(1,361)
Other comprehensive income (loss)	-	-	1,927	-	1,927
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	1,927	2,527	2,527	(6,981)	-
Comprehensive income (loss)	$122,746	$28,048	$165,799	$(193,847)	$122,746

(1)           Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(9,845)	$(5,324)	$(33,944)	$-	$(49,113)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	-	-	203,571	-	203,571
Short-term investments	-	-	11,857	-	11,857
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	36	93,039	-	93,075
Short-term investments	-	-	176,568	-	176,568
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(218,111)	-	(218,111)
Short-term investments	-	-	(97,705)	-	(97,705)
Dividends from subsidiaries	162,500	-	-	(162,500)	-
Acquisitions of furniture, equipment and other assets	(191)	-	(3,614)	-	(3,805)
Net cash provided by (used in) investing activities	162,309	36	165,605	(162,500)	165,450

Financing Activities:
Dividends paid to common shareholders	(4,921)	-	(162,500)	162,500	(4,921)
Repurchase of common shares	(224,233)	-	-	-	(224,233)
Proceeds from exercise of common share options	14,144	-	-	-	14,144
Net cash provided by (used in) financing activities	(215,010)	-	(162,500)	162,500	(215,010)

Effect of foreign currency exchange rate changes on cash	-	-	(12,261)	-	(12,261)
Net increase (decrease) in cash and cash equivalents	(62,546)	(5,288)	(43,100)	-	(110,934)
Cash and cash equivalents at beginning of period	70,604	152,122	1,497,669	-	1,720,395
Cash and cash equivalents at end of period	$8,058	$146,834	$1,454,569	$-	$1,609,461

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Six Months Ended June 30, 2013 and 2012

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(5,698)	$(5,161)	$(48,326)	$-	$(59,185)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	-	-	395,269	-	395,269
Short-term investments	-	-	20,597	-	20,597
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	40	179,728	-	179,768
Short-term investments	-	-	577,296	-	577,296
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(172,110)	-	(172,110)
Short-term investments	-	-	(168,542)	-	(168,542)
Dividends from subsidiaries	70,000	-	-	(70,000)	-
Net cash provided by (used in) investing activities	70,000	40	832,238	(70,000)	832,278

Financing Activities:
Dividends paid to common shareholders	(5,507)	-	(70,000)	70,000	(5,507)
Repurchase of common shares	(89,935)	-	-	-	(89,935)
Proceeds from exercise of common share options	1,014	-	-	-	1,014
Net cash provided by (used in) financing activities	(94,428)	-	(70,000)	70,000	(94,428)

Effect of foreign currency exchange rate changes on cash	-	-	(5,192)	-	(5,192)
Net increase (decrease) in cash and cash equivalents	(30,126)	(5,121)	708,720	-	673,473
Cash and cash equivalents at beginning of period	47,791	108,260	636,459	-	792,510
Cash and cash equivalents at end of period	$17,665	$103,139	$1,345,179	$-	$1,465,983

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see Item 1A, “Risk Factors,” in our 2012 Form 10-K and the “Note on Forward-Looking Statements” below.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As of June 30, 2013, our capital resources of $2.0 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  Our net income was $49.9 million and $136.4 million for the three and six months ended June 30, 2013, respectively, which compares with net income of $67.5 million and $120.8 million for the three and six months ended June 30, 2012, respectively.  The decrease in net income for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012 reflected an increase in current year major catastrophe losses and a decrease in our net realized gains on investments and net investment income, partially offset by an increase in net favorable development on prior years’ unpaid losses and loss adjustment expenses (“LAE”).  The increase in net income for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012 reflected an increase in net favorable development on prior years’ unpaid losses and LAE and a decrease in current year major catastrophe losses, partially offset by a decrease in our net realized gains on investments and net investment income.

Our net premiums written were $146.4 million and $281.1 million for the three and six months ended June 30, 2013, respectively, and $141.5 million and $285.1 million for the three and six months ended June 30, 2012, respectively.

Current Outlook

We anticipate that the remainder of 2013 will be characterized by ample capacity for insurance and reinsurance risk.

In the Property and Marine segment, the mid-year underwriting period reflected mildly deteriorating conditions for all lines of business except property catastrophe business, where insurance rate decreases in response to an influx of capacity in the market were more pronounced.  Absent a major catastrophe event during the remainder of the year, we anticipate continued downward pressure on pricing for catastrophe exposed business.  We currently expect that the portfolio of business we write in our Property and Marine segment during 2013 will be similar to our current in-force book of business.  We expect that our Property and Marine segment will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

In the Casualty segment, while insurance rate increases are beginning to take hold and keep pace with expected loss cost trends, competition for ceded reinsurance has increased and most new business opportunities and some renewals do not meet our pricing standards. For the time being, it appears that most of the benefits from increasing underlying insurance rates are not flowing through to reinsurers.  While the recent increase in investment yields may be beneficial for the casualty market in the long run, currently many clients and competitors carry excess capital and reserve releases continue to be more common than reserve charges in the liability lines.  Unless these conditions change we expect the total return available from the casualty reinsurance business will not improve materially.  We expect that select casualty reinsurance contracts will continue to offer adequate returns and that the portfolio of business we write in our Casualty segment during 2013 will be similar to our current in-force book of business.

Reflecting a continued lack of demand for finite risk covers, we expect to write a relatively small portfolio of business in our Finite Risk segment in 2013.

Absent major events in the insurance or capital markets during the remainder of the year, we expect mild deterioration in overall reinsurance rate adequacy.  We will continue emphasizing profitability, not market share.

The impact on our investment portfolio from the recent rise in interest rates was mitigated by our prior efforts to manage down our portfolio duration.  If treasury yields increase or spreads expand further we may deploy more cash into investment grade securities.

Based on our current reserve position, portfolio of in-force business, asset portfolio, and underwriting prospects for the balance of the year, we believe that we are well capitalized with a comfortable margin above the rating agency targets for a company with our ratings.  If our business performs as expected, we anticipate that we may generate excess capital over time.  Under those conditions, we would have the financial flexibility to expand our underwriting, hold riskier assets, or repurchase our common shares.  Our decision-making will be guided by the risk adjusted pricing prevailing in the reinsurance and financial markets at the time.

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that are inherently subjective in nature that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities.  Actual results may differ materially from these estimates.  The critical accounting estimates used in the preparation of our consolidated financial statements include premiums written and earned, unpaid losses and LAE, valuation of investments and income taxes.  In addition, estimates are used in our risk transfer analysis for assumed and ceded reinsurance transactions.  For a detailed discussion of our critical accounting estimates, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2012 Form 10-K.

Non-GAAP Financial Measures

In presenting the Company’s results in the Results of Operations below, management has included certain tables containing financial measures that are not calculated under standards or rules that comprise U.S. GAAP.  Such measures, including underwriting income or loss and related underwriting ratios, are referred to as non-GAAP measures.  These non-GAAP measures may be defined or calculated differently by other companies.  Management believes these measures allow for a more complete understanding of the underlying business.  These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP.  Underwriting income or loss, including segment underwriting income or loss, is reconciled to the U.S. GAAP measure of income or loss before income taxes in Note 8 to the “Consolidated Financial Statements” in this Form 10-Q in accordance with Regulation G.

Underwriting income or loss measures the performance of the Company’s underwriting function and consists of net premiums earned less net losses and LAE and net underwriting expenses.  Net underwriting expenses include net acquisition expenses and operating costs related to underwriting.  Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, corporate expenses not allocated to underwriting operations, interest expense, net foreign currency exchange gains or losses and other income and expense.

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

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our three operating segments, we use underwriting income and loss and related underwriting ratios as a measure in evaluating segment performance.

Results of Operations

Three Months Ended June 30, 2013 as Compared with the Three Months Ended June 30, 2012

Net income and diluted earnings per common share for the three months ended June 30, 2013 and 2012 were as follows ($ and amounts in thousands, except diluted earnings per common share):

	Three Months Ended June 30,
	2013	2012
Underwriting income	$36,542	$34,412
Net investment income	17,808	26,155
Net realized gains on investments	11,686	24,978
Net impairment losses on investments	(1,516)	(1,113)
Other revenues (expenses)	(10,543)	(11,005)
Income before income taxes	53,977	73,427
Income tax expense	(4,123)	(5,895)
Net income	$49,854	$67,532
Weighted average shares outstanding for diluted earnings per common share	30,970	34,104
Diluted earnings per common share	$1.61	$1.97

Underwriting Results

Net underwriting income was $36.5 million and $34.4 million for the three months ended June 30, 2013 and 2012, respectively.  The change in the net underwriting result was due primarily to an increase in net favorable development offset by an increase in net losses from current year major catastrophes.

Net favorable or unfavorable development is the development of prior years’ unpaid losses and LAE and the related impact of premiums and commissions.  Net favorable or unfavorable loss development, the unpaid losses and LAE component of net favorable or unfavorable development, excludes the related impact of premiums and commissions.

Generally, an event causing more than $1 billion of property losses to the insurance industry or $10 million of property losses to the Company is considered and tracked as a major catastrophe.  Net losses from major catastrophes consist of gross losses and LAE, net of any retrocessional recoveries and reinstatement premiums earned.

Net favorable development was $44.1 million and $23.2 million for the three months ended June 30, 2013 and 2012, respectively.  Net losses from major catastrophes were $18.6 million and $3.5 million for the three months ended June 30, 2013 and 2012, respectively.

The following discussion and analysis reviews our underwriting results by operating segment.

Property and Marine

The following table sets forth underwriting results, ratios and the period over period change for the Property and Marine segment for the three months ended June 30, 2013 and 2012 ($ in thousands):

	Three Months Ended June 30,
	2013	2012	Increase (decrease)
Gross premiums written	$58,841	$61,431	$(2,590)
Ceded premiums written	1,491	(264)	1,755
Net premiums written	57,350	61,695	(4,345)
Net premiums earned	58,832	62,838	(4,006)
Net losses and LAE	21,292	17,653	3,639
Net acquisition expenses	9,698	8,721	977
Other underwriting expenses	7,414	7,454	(40)
Property and Marine segment underwriting income	$20,428	$29,010	$(8,582)

Underwriting ratios:
Net loss and LAE	36.2%	28.1%	8.1 points
Net acquisition expense	16.5%	13.9%	2.6 points
Other underwriting expense	12.6%	11.9%	0.7 points
Combined	65.3%	53.9%	11.4 points

The Property and Marine segment underwriting income decreased by $8.6 million for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012 and related to an increase in net losses from current year major catastrophes partially offset by an increase in net favorable development.

Net losses from current year major catastrophes were $18.6 million and $3.5 million for the three months ended June 30, 2013 and 2012, respectively.  Net losses from 2013 major catastrophes for the three months ended June 30, 2013 were primarily attributable to floods in central and eastern Europe, primarily in Germany, and tornadoes in the Midwest, primarily in Oklahoma, referred to as Property Claims Services (“PCS”) Catastrophe 14.  Net losses from 2012 major catastrophes for the three months ended June 30, 2012 were primarily attributable to severe weather, including a tornado and hailstorm event in Missouri, Illinois, Kentucky, Texas and Indiana that occurred in April 2012, referred to as PCS Catastrophe 74, offset by a decrease in estimates of first quarter 2012 net losses from major catastrophes from tornado and hailstorm events in Kentucky and Tennessee that occurred in February and March 2012, referred to as PCS Catastrophes 66 and 67.

Net favorable development was $22.2 million and $11.3 million for the three months ended June 30, 2013 and 2012, respectively.

Net Premiums Written and Earned

The Property and Marine segment generated 39.2% and 43.6% of our net premiums written for the three months ended June 30, 2013 and 2012, respectively.

Gross premiums written decreased by $2.6 million for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012 and decreased by $4.0 million excluding reinstatement premiums related to major catastrophes.  Gross premiums written included increases of $1.7 million and $1.4 million related to changes in prior years’ premium estimates for the three months ended June 30, 2013 and 2012, respectively.  Excluding the effect of reinstatement premiums and changes in prior years’ premium estimates, gross premiums written decreased by $4.3 million. The decrease in gross premiums written was primarily due to decreases in the crop and ocean marine classes for the three months ended June 30, 2013 as compared with the same period in 2012 and resulted from fewer opportunities that met our underwriting standards.

Net premiums earned decreased by $4.0 million for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

Net losses and LAE increased by $3.6 million for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012.  The increase in net losses and LAE was primarily due to an increase in net losses from current year major catastrophes partially offset by an increase in net favorable loss development in 2013 as compared with the same period in 2012.

Current Year Major Catastrophe Losses

Net losses from current year major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 34.1 points and 5.7 points for the three months ended June 30, 2013 and 2012, respectively.

The following table sets forth the components of pre-tax net losses from 2013 major catastrophes for the three months ended June 30, 2013 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
Floods in central and eastern Europe	$(16,182)	$1,527	$(14,655)
PCS Catastrophe 14	(3,922)	11	(3,911)
Total	$(20,104)	$1,538	$(18,566)

The following table sets forth the components of pre-tax net losses from 2012 major catastrophes for the three months ended June 30, 2012 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
PCS Catastrophe 74	$(9,844)	$98	$(9,746)
Decrease in First Quarter 2012 Catastrophe Estimates:
PCS Catastrophes 66 and 67	6,241	3	6,244
Total	$(3,603)	$101	$(3,502)

Any development of losses related to 2012 major catastrophes subsequent to December 31, 2012 is included in prior years’ loss development in the major catastrophes class of business for the three months ended June 30, 2013.

Prior Years’ Loss Development

Net favorable loss development was $24.5 million and $7.8 million for the three months ended June 30, 2013 and 2012, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 38.5 points and 14.8 points for the three months ended June 30, 2013 and 2012, respectively.  Net favorable loss development for the three months ended June 30, 2013 and 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended June 30, 2013 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Major catastrophes	$22,510	$(8)	$(2,403)	$20,099
Property per risk	2,365	199	(184)	2,380
Catastrophe excess-of-loss (non-major events)	1,920	(147)	(99)	1,674
Property proportional	(1,299)	(193)	-	(1,492)
Other	(1,005)	287	264	(454)
Total	$24,491	$138	$(2,422)	$22,207

Net favorable development in the major catastrophes class arose primarily from Hurricane Sandy and the Tohoku earthquake in Japan as well as marine losses arising from Hurricanes Katrina and Ike.  Net favorable development in the property per risk class arose primarily from the 2006 and 2012 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2011 and 2012 underwriting years. Net unfavorable development in the property proportional class arose primarily from one contract in the 2007 underwriting year.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended June 30, 2012 ($ in thousands):

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

Calendar Year Losses – Excluding Current Year Major Catastrophes and Prior Years’ Loss Development

Calendar year losses, excluding current year major catastrophes and prior years’ loss development, were $25.7 million and $21.8 million for the three months ended June 30, 2013 and 2012, respectively.  The calendar year loss ratios, excluding current year major catastrophes and prior years’ loss development, were 43.0% and 36.9% for the three months ended June 30, 2013 and 2012, respectively.  The loss ratio was impacted by greater loss activity in the property risk class as well as higher attritional losses, predominantly in the U.S., in the property catastrophe class in 2013 as compared with 2012.  Calendar year losses and related loss ratios, excluding losses from current year major catastrophes and prior years’ loss development, were also impacted by changes in the mix of business.

Net Acquisition Expenses

Net acquisition expenses and related net acquisition expense ratios were $9.7 million and 16.5%, respectively, for the three months ended June 30, 2013 and $8.7 million and 13.9%, respectively, for the three months ended June 30, 2012.  The increase in net acquisition expenses and the acquisition expense ratio for the three months ended June 30, 2013 as compared with the same period in 2012 was primarily due to one new contract in the property proportional class that has a higher acquisition expense ratio than the remainder of the segment.  Net acquisition expenses and related net acquisition expense ratios were also impacted by other changes in the mix of business.

Other Underwriting Expenses

Other underwriting expenses were $7.4 million and $7.5 million for the three months ended June 30, 2013 and 2012, respectively.

Casualty

The following table sets forth underwriting results, ratios and the period over period change for the Casualty segment for the three months ended June 30, 2013 and 2012 ($ in thousands):

	Three Months Ended June 30,
	2013	2012	Increase (decrease)
Net premiums written	$79,711	$72,678	$7,033
Net premiums earned	75,629	75,746	(117)
Net losses and LAE	35,358	45,851	(10,493)
Net acquisition expenses	18,068	18,487	(419)
Other underwriting expenses	5,670	5,625	45
Casualty segment underwriting income	$16,533	$5,783	$10,750

Underwriting ratios:
Net loss and LAE	46.8%	60.5%	(13.7) points
Net acquisition expense	23.9%	24.4%	(0.5) points
Other underwriting expense	7.5%	7.4%	0.1 points
Combined	78.2%	92.3%	(14.1) points

The Casualty segment underwriting income increased by $10.8 million for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012, primarily due to an increase in net favorable development.  Net favorable development was $22.2 million and $11.7 million for the three months ended June 30, 2013 and 2012, respectively.

Net Premiums Written and Earned

The Casualty operating segment generated 54.5% and 51.4% of our net premiums written for the three months ended June 30, 2013 and 2012, respectively.

Net premiums written increased by $7.0 million for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012.   Net premiums written in the three months ended June 30, 2013 and 2012 were impacted by increases to prior years’ premium estimates of $13.2 million and $13.0 million, respectively. Excluding the impact of increases to prior years’ premium estimates, net premiums written increased by $6.9 million. The increase in net premiums written relates primarily to the accident and health and international casualty classes.

Net premiums earned decreased by $0.1 million for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012.  Net premiums earned in the three months ended June 30, 2013 and 2012 were impacted by increases to prior years’ premium estimates of $6.7 million and $9.4 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums earned increased by $2.5 million. Net premiums written and earned were impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

Net losses and LAE decreased by $10.5 million for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012, primarily due to an increase in net favorable loss development.

Prior Years’ Loss Development

Net favorable loss development was $22.0 million and $11.7 million for the three months ended June 30, 2013 and 2012, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 28.8 points and 16.0 points for the three months ended June 30, 2013 and 2012, respectively.  Net favorable loss development for the three months ended June 30, 2013 and 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also impacted by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended June 30, 2013 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$16,068	$(232)	$-	$15,836
North American umbrella	6,370	467	-	6,837
International casualty	(848)	15	(250)	(1,083)
Other	366	223	17	606
Total	$21,956	$473	$(233)	$22,196

Net favorable development in the North American claims made class arose primarily from the 2006 through 2011 underwriting years, partially offset by net unfavorable development from a professional liability claim in the 2003 underwriting year.  Net favorable development in the North American umbrella class arose primarily from the 2009 and prior underwriting years.  Net unfavorable development in the international casualty class arose primarily from a change in the pattern of loss development from the 2002 underwriting year that resulted in $1.6 million of net unfavorable development.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended June 30, 2012 ($ in thousands):

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

Calendar Year Losses – Excluding Prior Years’ Loss Development

Calendar year losses, excluding prior years’ loss development, were $57.3 million and $57.6 million for the three months ended June 30, 2013 and 2012, respectively.  The calendar year loss ratios, excluding prior years’ loss development, were 75.6% and 76.6% for the three months ended June 30, 2013 and 2012, respectively.  Calendar year losses and related ratios, excluding prior years’ loss development, were impacted by changes in the mix of business.

Net Acquisition Expenses

Net acquisition expenses and related net acquisition expense ratios were $18.1 million and 23.9%, respectively, for the three months ended June 30, 2013 and $18.5 million and 24.4%, respectively, for the three months ended June 30, 2012.  Net acquisition expenses and related net acquisition expense ratios were impacted by changes in the mix of business.

Other Underwriting Expenses

Other underwriting expenses were $5.7 million and $5.6 million for the three months ended June 30, 2013 and 2012, respectively.

Finite Risk

The following table sets forth underwriting results, ratios and the period over period change for the Finite Risk segment for the three months ended June 30, 2013 and 2012 ($ in thousands):

	Three Months Ended June 30,
	2013	2012	Increase (decrease)
Net premiums written	$9,309	$7,086	$2,223
Net premiums earned	8,472	6,491	1,981
Net losses and LAE	6,017	3,613
Net acquisition expenses	2,547	2,992
Net losses, LAE and acquisition expenses	8,564	6,605	1,959
Other underwriting expenses	327	267	60
Finite Risk segment underwriting income (loss)	$(419)	$(381)	$(38)

Underwriting ratios:
Net loss and LAE	71.0%	55.7%
Net acquisition expense	30.1%	46.1%
Net loss, LAE and acquisition expense	101.1%	101.8%	(0.7) points
Other underwriting expense	3.9%	4.1%	(0.2) points
Combined	105.0%	105.9%	(0.9) points

During the three months ended June 30, 2013 and 2012, the in-force Finite Risk portfolio consisted of one contract and we expect minor activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

Net Premiums Written and Earned

The Finite Risk segment generated 6.3% and 5.0% of our net premiums written for the three months ended June 30, 2013 and 2012, respectively.

The increases in net premiums written and net premiums earned for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012 were primarily attributable to increases in the subject premium basis on the single contract currently in-force in 2013 as compared with the same period in 2012.

Net Losses, LAE and Acquisition Expenses

Net losses, LAE and acquisition expenses increased by $2.0 million for the three months ended June 30, 2013 as compared with the three months ended June 30, 2012, primarily due to an increase in net premiums earned.  Net unfavorable development was $0.3 million and net favorable development was $0.1 million for the three months ended June 30, 2013 and 2012, respectively.

Non-Underwriting Results

Net Investment Income

Net investment income was $17.8 million and $26.2 million for the three months ended June 30, 2013 and 2012, respectively.  Net investment income decreased during the three months ended June 30, 2013, as compared with the same period in 2012 primarily due to a decrease in the average book yield for the portfolio of total investments and cash and cash equivalents from 2.7% in the second quarter of 2012 to 2.0% in the second quarter of 2013.  The decrease in the average book yield reflected the sale of higher yielding investments.  We also retained a higher proportion of cash in our portfolio in order to decrease the overall duration and maintain high liquidity.  Contributing to the decrease in net investment income was a reduction of approximately $291.1 million in the average book value of our investments and cash and cash equivalents for the three months ended June 30, 2013 as compared with the same period in 2012, primarily due to share repurchases and negative operating cash flows over the last twelve months.

Net Realized Gains on Investments

Net realized gains on investments were $11.7 million and $25.0 million for the three months ended June 30, 2013 and 2012, respectively.  Sales of investments resulted in net realized gains of $13.0 million for the three months ended June 30, 2013 and included $5.4 million of net realized gains from the sale of corporate bonds, $4.8 million of net realized gains from the sale of municipal bonds and $2.5 million of net realized gains from the sale of commercial mortgage-back securities (“CMBS”).  Also included in net realized gains was a net negative impact from fair value adjustments on trading securities of $1.3 million for the three months ended June 30, 2013 related to non-U.S. government securities.  Sales of investments resulted in net realized gains of $25.3 million for the three months ended June 30, 2012 and included $21.2 million of net realized gains from the sale of municipal bonds and $3.0 million of net realized gains from the sale of corporate bonds.  The net negative impact from fair value adjustments on trading securities of $0.3 million for the three months ended June 30, 2012 was related to non-U.S. government securities.

Net Impairment Losses on Investments

Net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.

Net impairment losses on investments were $1.5 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively.  The net impairment losses recorded for the three months ended June 30, 2013 included $1.1 million related to non-agency residential mortgage-backed securities (“RMBS”) and $0.4 million related to sub-prime asset backed securities (“ABS”).  The net impairment losses recorded for the three months ended June 30, 2012 related substantially all to non-agency RMBS.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended June 30, 2013 and 2012 ($ in thousands):

	Three Months Ended June 30,
	2013	2012
Other income (expense)	$(315)	$(191)
Operating expenses not allocated to segments	(6,307)	(6,350)
Net foreign currency exchange (losses) gains	859	310
Interest expense	(4,780)	(4,774)
Other expenses	$(10,543)	$(11,005)

Operating expenses not allocated to underwriting segments were $6.3 million and $6.4 million for the three months ended June 30, 2013 and 2012, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.

Interest expense was $4.8 million for both the three months ended June 30, 2013 and 2012 and related to our $250.0 million of debt obligations.

Income Taxes

Income tax expense was $4.1 million and $5.9 million for the three months ended June 30, 2013 and 2012, respectively.  Our effective tax rate was 7.6% and 8.0% for the three months ended June 30, 2013 and 2012, respectively.

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

Pre-tax income was $41.7 million and $12.3 million in our Bermuda and U.S. companies, respectively, for the three months ended June 30, 2013.  Pre-tax income was $55.9 million and $17.7 million in our Bermuda and U.S. companies, respectively, for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 as Compared with the Six Months Ended June 30, 2012

Net income and diluted earnings per common share for the six months ended June 30, 2013 and 2012 were as follows ($ and amounts in thousands, except diluted earnings per common share):

	Six Months Ended June 30,
	2013	2012
Underwriting income	$105,790	$50,709
Net investment income	36,352	54,707
Net realized gains on investments	25,004	47,317
Net impairment losses on investments	(1,937)	(2,183)
Other revenues (expenses)	(19,627)	(21,709)
Income before income taxes	145,582	128,841
Income tax expense	(9,212)	(8,022)
Net income	$136,370	$120,819
Weighted average shares outstanding for diluted earnings per common share	31,904	34,805
Diluted earnings per common share	$4.26	$3.46

Underwriting Results

Net underwriting income was $105.8 million and $50.7 million for the six months ended June 30, 2013 and 2012, respectively.  The change in the net underwriting result was due primarily to an increase in net favorable development and a decrease in net losses from current year major catastrophes.

Net favorable development was $98.6 million and $51.0 million for the six months ended June 30, 2013 and 2012, respectively.  Net losses from current year major catastrophes were $18.6 million and $29.4 million for the six months ended June 30, 2013 and 2012, respectively.

The following discussion and analysis reviews our underwriting results by operating segment.

Property and Marine

The following table sets forth underwriting results, ratios and the period over period change for the Property and Marine segment for the six months ended June 30, 2013 and 2012 ($ in thousands):

	Six Months Ended June 30,
	2013	2012	Increase (decrease)
Gross premiums written	$118,318	$129,975	$(11,657)
Ceded premiums written	1,541	127	1,414
Net premiums written	116,777	129,848	(13,071)
Net premiums earned	110,684	124,166	(13,482)
Net losses and LAE	7,087	58,590	(51,503)
Net acquisition expenses	17,925	17,956	(31)
Other underwriting expenses	14,746	14,289	457
Property and Marine segment underwriting income	$70,926	$33,331	$37,595

Underwriting ratios:
Net loss and LAE	6.4%	47.2%	(40.8) points
Net acquisition expense	16.2%	14.5%	1.7 points
Other underwriting expense	13.3%	11.5%	1.8 points
Combined	35.9%	73.2%	(37.3) points

The Property and Marine segment underwriting result improved by $37.6 million for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012, primarily due to an increase in net favorable development and a decrease in net losses from current year major catastrophes.

Net favorable development was $52.3 million and $22.7 million for the six months ended June 30, 2013 and 2012, respectively.

Net losses from current year major catastrophes were $18.6 million and $29.4 million for the six months ended June 30, 2013 and 2012, respectively.  Net losses from 2013 major catastrophes for the six months ended June 30, 2013  were attributable to floods in central and eastern Europe and PCS Catastrophe 14.  Net losses from 2012 major catastrophes for the six months ended June 30, 2012 were attributable to PCS Catastrophes 66 and 67 and PCS Catastrophe 74.

Net Premiums Written and Earned

The Property and Marine segment generated 41.5% and 45.5% of our net premiums written for the six months ended June 30, 2013 and 2012, respectively.

Gross premiums written decreased by $11.7 million for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012, and by $10.8 million excluding reinstatement premiums written related to major catastrophes.  Gross premiums written included increases of $4.3 million and $1.7 million related to changes in prior years’ premium estimates for six months ended June 30, 2013 and 2012, respectively.  Excluding the effect of reinstatement premiums and changes in prior years’ premium estimates, gross premiums written decreased by $13.3 million. The decrease in gross premiums written was primarily due to decreases in the crop and catastrophe excess-of-loss classes for the six months ended June 30, 2013 as compared with the same period in 2012 and resulted from fewer opportunities that met our underwriting standards.

Net premiums earned decreased by $13.5 million for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

Net losses and LAE decreased by $51.5 million for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012.  The decrease in net losses and LAE was primarily due to an increase in net favorable loss development and a reduction in net losses from current year major catastrophes in 2013 as compared with the same period in 2012.

Current Year Major Catastrophe Losses

Net losses from current year major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 18.3 points and 25.1 points for six months ended June 30, 2013 and 2012, respectively.

The following table sets forth the components of pre-tax net losses from 2013 major catastrophes for the six months ended June 30, 2013 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
Floods in central and eastern Europe	$(16,182)	$1,527	$(14,655)
PCS Catastrophe 14	(3,922)	11	(3,911)
Total	$(20,104)	$1,538	$(18,566)

The following table sets forth the components of pre-tax net losses from 2012 major catastrophes for the six months ended June 30, 2012 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
PCS Catastrophes 66 and 67	$(21,802)	$2,171	$(19,631)
PCS Catastrophe 74	(9,844)	98	(9,746)
Total	$(31,646)	$2,269	$(29,377)

During the course of 2012, the Company decreased its estimate of the pre-tax loss from PCS Catastrophes 66 and 67 and PCS Catastrophe 74.  At December 31, 2012, the Company’s estimate of the pre-tax net loss was $17.5 million and $8.7 million for PCS Catastrophes 66 and 67 and PCS Catastrophe 74, respectively.  Any development of losses related to these major catastrophes subsequent to December 31, 2012 is included in prior years’ loss development in the major catastrophes class of business for the six months ended June 30, 2013.

Prior Years’ Loss Development

Net favorable loss development was $56.1 million and $18.5 million for six months ended June 30, 2013 and 2012, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 48.7 points and 17.2 points for the six months ended June 30, 2013 and 2012, respectively.  Net favorable loss development for the six months ended June 30, 2013 and 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the six months ended June 30, 2013 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Major catastrophes	$39,599	$(31)	$(4,083)	$35,485
Property per risk	8,003	97	(4)	8,096
Catastrophe excess-of-loss (non-major events)	5,291	125	(158)	5,258
Crop	1,793	38	196	2,027
Marine, aviation and satellite	1,007	240	-	1,247
Other	391	(184)	-	207
Total	$56,084	$285	$(4,049)	$52,320

Net favorable development in the major catastrophes class arose primarily from Hurricane Sandy and the Tohoku earthquake in Japan, as well as marine losses arising from Hurricanes Katrina and Ike.  Net favorable development in the property per risk class arose primarily from the 2011 and 2012 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2010 through 2012 underwriting years.  Net favorable development in the crop class arose primarily from the 2012 underwriting year.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2006 through 2008 underwriting years.

The following table sets forth the net favorable (unfavorable) development by class of business for the six months ended June 30, 2012 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
Property per risk	$6,350	$(24)	$1,336	$7,662
Catastrophe excess-of-loss (non-major events)	5,780	(8)	276	6,048
Major catastrophes	2,290	(24)	678	2,944
Marine, aviation and satellite	734	(104)	2,195	2,825
Property proportional	2,851	(153)	-	2,698
Other	484	6	-	490
Total	$18,489	$(307)	$4,485	$22,667

Net favorable development in the property per risk class arose from most prior underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the North American business in the 2011 underwriting year.  Net favorable development in the major catastrophes class arose primarily from 2008 and 2009 events.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2006 through 2011 underwriting years.  Net favorable development in the property proportional class arose from most prior underwriting years.

Calendar Year Losses – Excluding Current Year Major Catastrophes and Prior Years’ Loss Development

Calendar year losses, excluding current year major catastrophes and prior years’ loss development, were $43.1 million and $45.4 million for the six months ended June 30, 2013 and 2012, respectively.  The calendar year loss ratios, excluding current year major catastrophes and prior years’ loss development, were 38.0% and 38.7% for the six months ended June 30, 2013 and 2012, respectively.  Calendar year losses and related loss ratios, excluding losses from current year major catastrophes and prior years’ loss development, were impacted by changes in the mix of business.

Net Acquisition Expenses

Net acquisition expenses and related net acquisition expense ratios were $17.9 million and 16.2%, respectively, for the six months ended June 30, 2013 and $18.0 million and 14.5%, respectively, for the six months ended June 30, 2012.  The increase in the acquisition expense ratio for the six months ended June 30, 2013 as compared with the same period in 2012 was primarily due to one new contract in the property proportional class that has a higher acquisition expense ratio than the remainder of the segment.  Net acquisition expenses and related net acquisition expense ratios were also impacted by changes in the mix of business.

Other Underwriting Expenses

Other underwriting expenses were $14.7 million and $14.3 million for the six months ended June 30, 2013 and 2012, respectively.  The increase was primarily due to higher performance-based compensation accruals in 2013 as compared with the same period in 2012.

Casualty

The following table sets forth underwriting results, ratios and the period over period change for the Casualty segment for the six months ended June 30, 2013 and 2012 ($ in thousands):

	Six Months Ended June 30,
	2013	2012	Increase (decrease)
Net premiums written	$150,555	$147,078	$3,477
Net premiums earned	146,424	151,512	(5,088)
Net losses and LAE	65,001	86,887	(21,886)
Net acquisition expenses	34,317	35,862	(1,545)
Other underwriting expenses	11,393	10,661	732
Casualty segment underwriting income	$35,713	$18,102	$17,611

Underwriting ratios:
Net loss and LAE	44.4%	57.3%	(12.9) points
Net acquisition expense	23.4%	23.7%	(0.3) points
Other underwriting expense	7.8%	7.0%	0.8 points
Combined	75.6%	88.0%	(12.4) points

The Casualty segment underwriting income increased by $17.6 million for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012, primarily due to an increase in net favorable development.  Net favorable development was $46.6 million and $28.3 million for the six months ended June 30, 2013 and 2012, respectively.

Net Premiums Written and Earned

The Casualty segment generated 53.6% and 51.6% of our net premiums written for the six months ended June 30, 2013 and 2012, respectively.

Net premiums written increased by $3.5 million for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012.  Net premiums written in the six months ended June 30, 2013 and 2012 were impacted by increases to prior years’ premium estimates of $24.0 million and $25.1 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums written increased by $4.5 million.

Net premiums earned decreased by $5.1 million for the six months ended June 30, 2013  as compared with the six months ended June 30, 2012.  The net premiums earned in the six months ended June 30, 2013 and 2012 were impacted by increases to prior years’ premium estimates of $15.0 million and $18.1 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums earned decreased by $2.0 million.  Net premiums written and earned were impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

Net losses and LAE decreased by $21.9 million for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012, primarily due to an increase in net favorable loss development.

Prior Years’ Loss Development

Net favorable loss development was $45.6 million and $27.7 million for the six months ended June 30, 2013 and 2012, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 31.1 points and 19.1 points for the six months ended June 30, 2013 and 2012, respectively.  Net favorable loss development for the six months ended June 30, 2013 and 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  The net loss and LAE ratios were also impacted by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development by class of business for the six months ended June 30, 2013 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expense	Net Premiums	Net Development
North American claims made	$22,047	$(106)	$61	$22,002
North American umbrella	16,887	463	-	17,350
Accident and health	1,698	435	-	2,133
Financial lines	2,203	(232)	(38)	1,933
North American clash	1,149	13	11	1,173
North American occurrence	343	581	122	1,046
Other	1,241	(8)	(265)	968
Total	$45,568	$1,146	$(109)	$46,605

Net favorable development in the North American claims made class arose primarily from the 2004 through 2010 underwriting years, partially offset by net unfavorable development from a professional liability claim in the 2003 underwriting year and a product liability claim in the 2011 underwriting year.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2009 underwriting years.  Net favorable development in the accident and health class arose from the 2009 through 2011 underwriting years.  Net favorable development in the financial lines class arose primarily from the 2011 and 2012 underwriting years.  Net favorable development in the North American clash class arose primarily from the 2008 and prior underwriting years.  Net favorable development in the North American occurrence class arose primarily from the 2007 through 2011 underwriting years, partially offset by net unfavorable development from construction defect claims in the 2004 and 2005 underwriting years.

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

Calendar Year Losses – Excluding Prior Years’ Loss Development

Calendar year losses, excluding prior years’ loss development, were $110.6 million and $114.6 million for the six months ended June 30, 2013 and 2012, respectively.  The calendar year loss ratios, excluding prior years’ loss development, were 75.5% and 76.4% for the six months ended June 30, 2013 and 2012, respectively.  Calendar year losses and related ratios, excluding prior years’ loss development, were impacted by changes in the mix of business.

Net Acquisition Expenses

Net acquisition expenses and related net acquisition expense ratios were $34.3 million and 23.4%, respectively, for the six months ended June 30, 2013 and $35.9 million and 23.7%, respectively, for the six months ended June 30, 2012.  Net acquisition expenses and related net acquisition expense ratios were impacted by changes in the mix of business.

Other Underwriting Expenses

Other underwriting expenses were $11.4 million and $10.7 million for the six months ended June 30, 2013 and 2012, respectively.  The increase was primarily due to higher performance-based compensation accruals in 2013 as compared with the same period in 2012.

Finite Risk

The following table sets forth underwriting results, ratios and the period over period change for the Finite Risk segment for the six months ended June 30, 2013 and 2012 ($ in thousands):

	Six Months Ended June 30,
	2013	2012	Increase (decrease)
Net premiums written	$13,803	$8,194	$5,609
Net premiums earned	12,678	7,609	5,069
Net losses and LAE	4,577	836
Net acquisition expenses	8,290	7,039
Net losses, LAE and acquisition expenses	12,867	7,875	4,992
Other underwriting expenses	660	458	202
Finite Risk segment underwriting income (loss)	$(849)	$(724)	$(125)

Underwriting ratios:
Net loss and LAE	36.1%	11.0%
Net acquisition expense	65.4%	92.5%
Net loss, LAE and acquisition expense	101.5%	103.5%	(2.0) points
Other underwriting expense	5.2%	6.0%	(0.8) points
Combined	106.7%	109.5%	(2.8) points

During the six months ended June 30, 2013 and 2012, the in-force Finite Risk portfolio consisted of one contract and we expect minor activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

Net Premiums Written and Earned

The Finite Risk segment generated 4.9% and 2.9% of our net premiums written for the six months ended June 30, 2013 and 2012, respectively.

The increases in net premiums written and net premiums earned for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012 were primarily attributable to increases in the subject premium basis on the single contract currently in-force in 2013 as compared with the same period in 2012.

Net Losses, LAE and Acquisition Expenses

Net losses, LAE and acquisition expenses increased by $5.0 million for the six months ended June 30, 2013 as compared with the six months ended June 30, 2012, primarily due to an increase in net premiums earned.  Net unfavorable development was $0.3 million for the six months ended June 30, 2013 and net favorable development was less than $0.1 million for the six months ended June 30, 2012.

Non-Underwriting Results

Net Investment Income

Net investment income was $36.4 million and $54.7 million for the six months ended June 30, 2013 and 2012, respectively.  Net investment income decreased during the six months ended June 30, 2013, as compared with the same period in 2012 primarily due to a decrease in the average book yield for the portfolio of total investments and cash and cash equivalents from 2.8% in the first six months of 2012 to 2.0% in the first six months of 2013.  The decrease in the average book yield reflected the sale of higher yielding investments.  We also retained a higher proportion of cash in our portfolio in order to decrease the overall duration and maintain high liquidity.  Contributing to the decrease in net investment income was a reduction of approximately $256.6 million in the average book value of our investments and cash and cash equivalents for the six months ended June 30, 2013 as compared with the same period in 2012, primarily due to share repurchases and negative operating cash flows over the last twelve months.

Net Realized Gains on Investments

Net realized gains on investments were $25.0 million and $47.3 million for the six months ended June 30, 2013 and 2012, respectively.  Sales of investments resulted in net realized gains of $27.2 million for the six months ended June 30, 2013, and included $18.3 million of net realized gains from the sale of municipal bonds, $6.1 million of net realized gains from the sale of corporate bonds and $2.5 million of net realized gains from the sale of CMBS. Also included in net realized gains was a net negative impact from fair value adjustments on trading securities of $2.2 million for the six months ended June 30, 2013 related to non-U.S. government securities.  Sales of investments resulted in net realized gains of $47.9 million for the six months ended June 30, 2012 and included $41.3 million of net realized gains from the sale of municipal bonds, $4.6 million of net realized gains from the sale of corporate bonds and $1.0 million of net realized gains from the sale of CMBS. The net negative impact from fair value adjustments on trading securities of $0.6 million for the six months ended June 30, 2012 was related to non-U.S. government securities.

Net Impairment Losses on Investments

Net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.

Net impairment losses on investments were $1.9 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively.  The net impairment losses recorded for the six months ended June 30, 2013 included $1.4 million related to non-agency RMBS and $0.5 million related to sub-prime ABS.  The net impairment losses recorded for the six months ended June 30, 2012 related substantially all to non-agency RMBS.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the six months ended June 30, 2013 and 2012 ($ in thousands):

	Six Months Ended June 30,
	2013	2012
Other income (expense)	$1,077	$(670)
Operating expenses not allocated to segments	(12,224)	(11,271)
Net foreign currency exchange (losses) gains	1,079	(222)
Interest expense	(9,559)	(9,546)
Other expenses	$(19,627)	$(21,709)

Other income (expense) includes changes in the fair value of our reinsurance deposit assets.  Income from our reinsurance deposit assets was $1.3 million for the six months ended June 30, 2013.  We had no reinsurance deposit assets during the six months ended June 30, 2012.

Operating expenses not allocated to underwriting segments were $12.2 million and $11.3 million for the six months ended June 30, 2013 and 2012, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The increase was primarily due to higher performance-based compensation accruals in 2013 as compared with the same period in 2012.

Interest expense was $9.6 million and $9.5 million for the six months ended June 30, 2013 and 2012, respectively, and related to our $250.0 million of debt obligations.

Income Taxes

Income tax expense was $9.2 million and $8.0 million for the six months ended June 30, 2013 and 2012, respectively.  Our effective tax rate was 6.3% and 6.2% for the six months ended June 30, 2013 and 2012, respectively.

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

Pre-tax income was $108.6 million and $37.0 million in our Bermuda and U.S. companies, respectively, for the six months ended June 30, 2013.  Pre-tax income was $95.5 million and $33.6 in our Bermuda and U.S. companies, respectively, for the six months ended June 30, 2012.

Financial Condition

The following discussion of financial condition, liquidity and capital resources as of June 30, 2013 focuses only on material changes from December 31, 2012.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition,” in our 2012 Form 10-K.

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

Collateral Requirements of our Reinsurance Subsidiaries

Platinum Bermuda is not licensed, approved or accredited as a reinsurer in the United States and, therefore, under the terms of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid losses and LAE and unearned premiums in a form acceptable to state insurance commissioners.  Platinum Bermuda and Platinum US also provide reinsurance coverage in many other international jurisdictions, several of which require us to provide collateral.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds held by ceding companies.  See “Sources of Liquidity – Credit Facilities” below for additional information on our credit facilities and the collateral required by us under these facilities.

Platinum Bermuda and Platinum US also have reinsurance and other contracts that require them to provide collateral to ceding companies when certain levels of assumed liabilities are attained.  Should certain events occur, such as a decline in our financial strength rating by A.M. Best or S&P below specified levels or a decline in statutory equity below specified amounts, the amount of collateral required may increase.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur. Investments of $58.9 million and cash and cash equivalents of $12.1 million were pledged to collateralize obligations under various reinsurance contracts as of June 30, 2013.

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

Sources of Liquidity

Platinum Holdings’ and Platinum Finance’s sources of liquidity include cash and cash equivalents, liquid investments, borrowings from our syndicated credit facility, the potential issuance of securities, and dividends and other distributions from subsidiaries. Our reinsurance subsidiaries’ sources of liquidity consist primarily of cash and cash equivalents, inflows of cash from operations, proceeds from the sale, redemption and maturity of investments and borrowings from our credit facilities.

As of June 30, 2013, we had consolidated cash and cash equivalents of $1.6 billion, including $8.1 million at Platinum Holdings and $146.8 million at Platinum Finance.  We expect that Platinum Holdings’ and Platinum Finance’s liquidity needs for the next twelve months will be met by our cash and cash equivalents and available dividend capacity from our subsidiaries. We expect that our reinsurance subsidiaries’ liquidity needs for the next twelve months will be met by our cash and cash equivalents, inflows of cash from operations, investment income and proceeds from the sale, redemption or maturity of investments.

Cash Flows

The following table summarizes the cash provided by or used in our operating, investing and financing activities and the effect of foreign currency exchange rate changes on cash and cash equivalents for the six months ended June 30, 2013 and 2012 ($ in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(49,113)	$(59,185)
Net cash provided by investing activities	165,450	832,278
Net cash used in financing activities	(215,010)	(94,428)
Effect of foreign currency exchange rate changes on cash	(12,261)	(5,192)
Net increase (decrease) in cash and cash equivalents	(110,934)	673,473
Cash and cash equivalents at beginning of period	1,720,395	792,510
Cash and cash equivalents at end of period	$1,609,461	$1,465,983

Operating Activities

Net cash used in operating activities in both 2013 and 2012 was primarily due to the payment of losses and LAE and a reduction in premium volume as compared with prior years.  Our reinsurance subsidiaries generally have liquidity from underwriting activities as premiums are received in advance of the time losses are paid.  The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future.  However, due to the nature of our reinsurance operations, cash flows are affected by claim payments that can fluctuate from year to year.  The amount and timing of actual claim payments can vary based on many factors, including the severity of individual losses, changes in the legal environment, and general market conditions.  As a result of a reduction in premium volume and expected loss payments resulting from major catastrophe activity in the last three years, we anticipate that our operating cash flows will be negative for at least the next 12 months.

Investing Activities

Net cash provided by investing activities in both 2013 and 2012 was primarily due to sales and maturities of fixed maturity available-for-sale securities and short-term investments, partially offset by the acquisition of fixed maturity available-for-sale securities and short-term investments.  We have increased our cash balance from investing activities to decrease the overall duration of our investable assets and to maintain high liquidity.

Financing Activities

Net cash used in financing activities primarily related to repurchases of common shares of $224.2 million and $89.9 million for the six months ended June 30, 2013 and 2012, respectively.  In addition, dividends paid to common shareholders were $4.9 million and $5.5 million for the six months ended June 30, 2013 and 2012, respectively.

Investments

As part of our investment strategy, we seek to establish a level of cash and liquid short-term and intermediate-term securities.  We believe our expected cash flows from our investment strategy will be adequate to meet our foreseeable liquidity requirements.  However, the ultimate amount and timing of claim payments could differ materially from our estimates and create significant variations in cash flows from operations between periods, which may require us to make payments from other sources of liquidity, such as sales of investments, borrowings from credit facilities or proceeds from capital market transactions.  If we need to sell investments to meet liquidity requirements, the sale of such investments may be at a material gain or loss.

Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.  See Note 3 to the “Consolidated Financial Statements” in this Form 10-Q for additional discussion of fair values.  The following table sets forth the fair values, net unrealized gains and losses and credit quality of our investments as of June 30, 2013 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Credit Quality
Fixed maturity available-for-sale securities:
U.S. Government	$4,842	$245	Aaa
Municipal bonds:
State general obligation bonds	796,390	42,292	Aa3
Essential service bonds	182,376	9,423	Aa3
Pre-refunded bonds	84,378	3,664	Aa2
State income tax and sales tax bonds	76,909	6,545	Aa1
Other municipal bonds	76,726	2,742	Aa2
Subtotal	1,216,779	64,666	Aa2
Non-U.S. governments	40,482	513	Aa1
Corporate bonds:
Industrial	160,740	1,081	Baa2
Utilities	55,964	1,017	Baa1
Insurance	29,034	1,584	Baa1
Subtotal	245,738	3,682	Baa1
Commercial mortgage-backed securities	99,092	5,185	Aa3
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	173,425	1,483	Aaa
Non-agency residential mortgage-backed securities	17,633	(1,259)	Caa2
Subtotal	191,058	224	Aa2
Asset-backed securities:
Asset-backed securities	13,480	(120)	Aaa
Sub-prime asset-backed securities	4,169	1,443	C
Subtotal	17,649	1,323	A2
Total fixed maturity available-for-sale securities	1,815,640	75,838	Aa3
Fixed maturity trading securities:
Non-U.S. governments	105,070	n/a	Aaa
Total fixed maturity trading securities	105,070	n/a	Aaa
Short-term investments:
Trading	77,636	n/a	Aaa
Total short-term investments	77,636	n/a	Aaa
Total investments	$1,998,346	$75,838	Aa3

Our investable assets, which consist of investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers totaled $3.6 billion and $4.0 billion at June 30, 2013 and December 31, 2012, respectively.  Our investable assets had a weighted average rating of Aa2 and Aa1 as of June 30, 2013 and December 31, 2012, respectively, primarily measured by Moody’s Investor Services ("Moody's").  If a particular security did not have a Moody’s rating then a rating generally from S&P was converted to a Moody’s equivalent rating.  Investable assets had a weighted average duration of 2.4 and 2.6 years as of June 30, 2013 and December 31, 2012, respectively.

Non-U.S. Governments

Our non-U.S. government bond portfolio, which includes our short-term investments classified as trading, consists of securities issued by governments, provinces, agencies and supranationals.

The following table provides additional detail on the fair value and amortized cost of our portfolio of non-U.S. government fixed maturity available-for-sale securities, fixed maturity trading securities and short-term investments converted to U.S. dollars as of June 30, 2013 ($ in thousands):

	Fair Value
Non-U.S. government portfolio	Basic Monetary Unit	Other Non-U.S. Dollar	U.S. Dollar	Total	Amortized Cost
Germany	$43,157	$-	$-	$43,157	$40,799
Netherlands	-	1,439	-	1,439	1,344
Eurozone governments	43,157	1,439	-	44,596	42,143
New Zealand	59,438	-	-	59,438	59,438
United Kingdom	51,522	-	-	51,522	47,925
Sweden	-	1,169	30,217	31,386	31,088
Australia	24,194	-	-	24,194	23,928
Japan	-	-	5,222	5,222	5,000
Norway	-	-	5,043	5,043	4,996
Supranational	-	1,787	-	1,787	1,638
Other non-U.S. governments	135,154	2,956	40,482	178,592	174,013
Total non-U.S. governments	$178,311	$4,395	$40,482	$223,188	$216,156

We invest in non-U.S. dollar denominated securities for purposes of hedging our non-U.S. dollar denominated reinsurance liabilities.

In addition to the investments noted above, we held non-U.S. dollar denominated cash and cash equivalents of $96.2 million that are also held for the purpose of hedging our non-U.S. dollar denominated reinsurance liabilities.

Net Unrealized Gain (Loss)

The net unrealized gain position of our municipal bond and corporate bond portfolios was $64.7 million and $3.7 million, respectively, as of June 30, 2013 as compared with a net unrealized gain position of our municipal bond and corporate bond portfolios of $129.7 million and $20.9 million, respectively, as of December 31, 2012.  The decreases in the net unrealized gain position in our municipal bond and corporate bond portfolios were the result of increases in treasury yields and a widening of interest rate spreads as well as realized gains from sales activities.  We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.

The net unrealized gain position of our CMBS portfolio was $5.2 million as of June 30, 2013 as compared with $8.4 million as of December 31, 2012.  The decrease in the net unrealized gain position in our CMBS portfolio was the result of sales activities.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized gain position of our RMBS portfolio was $0.2 million, with non-agency RMBS representing net unrealized losses of $1.3 million, as of June 30, 2013 as compared with a net unrealized loss position of $0.7 million, with non-agency RMBS representing net unrealized losses of $2.9 million, as of December 31, 2012.  Approximately 91% of the RMBS in our investment portfolio were issued or are guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 9% of our RMBS were issued by non-agency institutions that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies. Securities with underlying sub-prime mortgages as collateral are included in ABS. The net unrealized gain position of our portfolio of sub-prime ABS was $1.4 million as of June 30, 2013 as compared with $0.5 million as of December 31, 2012.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

We believe that the gross unrealized losses in our fixed maturity available-for-sale portfolio of $11.0 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the cash flows expected from these impaired securities, which would be earned through net investment income over the remaining life of the security.

Credit Facilities

As of June 30, 2013, we had a $300.0 million credit facility with various financial institutions (the “Syndicated Credit Facility”) available for revolving borrowings and letters of credit.  In addition, we had other letter of credit (“LOC”) facilities available for the issuance of letters of credit to support reinsurance obligations of our reinsurance subsidiaries.  We had no revolving borrowings under the Syndicated Credit Facility during the six months ended June 30, 2013 and the year ended December 31, 2012.

The following table summarizes the outstanding letters of credit and the cash and cash equivalents held in trust to collateralize letters of credit issued as of June 30, 2013 ($ in thousands):

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Syndicated Credit Facility:
Secured	$200,000	$80,405	$93,347
Unsecured	100,000	-	-
Total Syndicated Credit Facility	300,000	80,405	93,347
Other LOC Facilities	118,122	46,454	67,312
Total	$418,122	$126,859	$160,659

As of June 30, 2013, we were in compliance with covenants under all credit facilities.

On July 2, 2013, Platinum Bermuda increased the amount of an uncommitted LOC facility by $50.0 million resulting in total uncommitted LOC capacity of $256.9 million available to our reinsurance subsidiaries.  The Company also has the ability to increase the syndicated and other LOC facilities by up to $175.0 million, subject to agreement with the lenders.

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

Dividend Restrictions on Subsidiaries

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of statutory capital and surplus that are available for the payment of dividends by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance, without the prior approval of the relevant regulatory authorities. The following table summarizes the dividend capacity of our reinsurance subsidiaries for 2013 ($ in thousands):

	2013	For the Six Months Ended June 30, 2013	June 30, 2013
	Dividend Capacity	Paid	Remaining
Platinum Bermuda	$318,343	$162,500	$155,843
Platinum US	30,779	-	30,779
Total	$349,122	$162,500	$186,622

Subsequent to June 30, 2013, Platinum Bermuda declared and paid a dividend of $100.0 million to Platinum Holdings.

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.

Capital Resources

At June 30, 2013, our capital resources of $2.0 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  At December 31, 2012, our capital resources of $2.1 billion consisted of $1.9 billion of common shareholders’ equity and $250.0 million of debt obligations.  The decrease in capital of $148.0 million during the six months ended June 30, 2013 was primarily attributable to repurchases of common shares of $224.2 million and the decrease in our net unrealized gains of $73.3 million, net of tax, partially offset by net income of $136.4 million.

Share and Debt Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 24, 2013, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During the three months ended June 30, 2013, in accordance with the share repurchase program, we repurchased 2,705,797 of our common shares in the open market for an aggregate cost of $155.9 million at a weighted average cost including commissions of $57.62 per share.  During the six months ended June 30, 2013, in accordance with the share repurchase program, we repurchased 3,997,661 of our common shares in the open market for an aggregate cost of $224.2 million at a weighted average cost including commissions of $56.09 per share.  The shares we repurchased were canceled.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in the consolidated financial statements as of June 30, 2013.

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

Interest Rate Risk

The following table shows the aggregate hypothetical impact on the market value of our fixed maturity securities portfolio as of June 30, 2013, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp		+ 100bp
Total market value	$2,010,518	$1,964,745	$1,920,710	$1,878,510		$1,838,150
Percent change in market value	4.7%	2.3%	0.0%	(2.2%	)	(4.3%	)
Resulting net appreciation (depreciation)	$89,808	$44,035	$-	$(42,200)		$(82,560)

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended June 30, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1, 2013 - April 30, 2013	491,068	$56.65	491,068	$128,097,602
May 1, 2013 - May 31, 2013	2,214,729	57.84	2,214,729	51
June 1, 2013 - June 30, 2013	-	-	-	51
Total	2,705,797	$57.62	2,705,797	$51

(1)	Including commissions.

(2)
Our Board of Directors established a program authorizing the repurchase of our common shares.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 24, 2013, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

Item 6.Exhibits

Exhibit Number	Description

10.1
Amendment and Restatement Agreement dated July 2, 2013 relating to a Facility Agreement dated July 31, 2012 for Platinum Underwriters Bermuda, Ltd. made between Platinum Underwriters Holdings, Ltd. as the Guarantor, Platinum Underwriters Bermuda, Ltd. as the Borrower, National Australia Bank Limited as the Arranger, the Original Bank, the Agent and the Security Agent and ING Bank N.V. as the Increase Bank.(1)

10.2
Uncommitted U.S. $125,000,000 Facility Agreement dated July 31, 2012 as amended and restated on July 2, 2013 made between Platinum Underwriters Holdings, Ltd. as the Guarantor, Platinum Underwriters Bermuda, Ltd. as the Borrower, National Australia Bank Limited as the Arranger, the Agent and the Security Agent and National Australia Bank Limited and ING Bank N.V. as the Effective Date Banks.(1)

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2013 and 2012 (unaudited), (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited), and (vi) the Notes to the Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012 (unaudited).

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

Date: July 25, 2013	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2013	By:	/s/ Allan C. Decleir
Allan C. Decleir
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)