Form 10-Q
period 2013-09-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2013-10-24
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 001-31341

Platinum Underwriters Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Bermuda	98-0416483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Waterloo House 100 Pitts Bay Road Pembroke, Bermuda	HM 08
(Address of principal executive offices)	(Zip Code)

(441) 295-7195
(Registrant's telephone number, including area code)

The Belvedere Building
69 Pitts Bay Road
Pembroke, Bermuda HM 08
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
     Yes ___     No  X

The registrant had 27,909,665 common shares, par value $0.01 per share, outstanding as of October 17, 2013.

PLATINUM UNDERWRITERS HOLDINGS, LTD.
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
September 30, 2013 and December 31, 2012
($ in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2013	2012
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value	$1,835,380	$1,941,685
(amortized cost - $1,767,085 and $1,781,549, respectively)
Fixed maturity trading securities at fair value	102,604	112,813
(amortized cost - $96,390 and $104,053, respectively)
Short-term investments	73,635	172,801
Total investments	2,011,619	2,227,299
Cash and cash equivalents	1,565,405	1,720,395
Accrued investment income	20,451	21,299
Reinsurance premiums receivable	133,769	128,517
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	3,525	3,899
Prepaid reinsurance premiums	5,120	2,661
Funds held by ceding companies	118,983	114,090
Deferred acquisition costs	32,378	28,112
Reinsurance deposit assets	78,179	50,693
Deferred tax assets	25,986	22,773
Other assets	13,844	13,565
Total assets	$4,009,259	$4,333,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$1,758,056	$1,961,282
Unearned premiums	130,488	113,960
Debt obligations	250,000	250,000
Commissions payable	75,018	64,849
Other liabilities	96,767	48,678
Total liabilities	$2,310,329	$2,438,769

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized,	$279	$327
27,909,665 and 32,722,144 shares issued and outstanding, respectively
Additional paid-in capital	-	209,897
Accumulated other comprehensive income	57,390	137,690
Retained earnings	1,641,261	1,546,620
Total shareholders' equity	$1,698,930	$1,894,534
Total liabilities and shareholders' equity	$4,009,259	$4,333,303

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012
($ in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Net premiums earned	$135,360	$138,588	$405,146	$421,875
Net investment income	17,758	23,209	54,110	77,916
Net realized gains (losses) on investments	(306)	22,982	24,698	70,299
Total other-than-temporary impairments	14	354	(600)	263
Portion of impairment losses recognized in other comprehensive income	(79)	(1,053)	(1,402)	(3,145)
Net impairment losses on investments	(65)	(699)	(2,002)	(2,882)
Other income (expense)	1,426	(96)	2,503	(766)
Total revenue	154,173	183,984	484,455	566,442

Expenses:
Net losses and loss adjustment expenses	44,142	45,117	120,807	191,430
Net acquisition expenses	30,675	26,168	91,207	87,025
Operating expenses	20,672	19,966	59,695	56,645
Net foreign currency exchange losses (gains)	487	541	(592)	763
Interest expense	4,782	4,775	14,341	14,321
Total expenses	100,758	96,567	285,458	350,184

Income before income taxes	53,415	87,417	198,997	216,258
Income tax expense	15,130	2,553	24,342	10,575
Net income	$38,285	$84,864	$174,655	$205,683

Earnings per common share:
Basic earnings per common share	$1.34	$2.56	$5.71	$6.02
Diluted earnings per common share	$1.32	$2.54	$5.63	$5.98

Shareholder dividends:
Common shareholder dividends declared	$2,260	$2,630	$7,181	$8,137
Dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012
($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$38,285	$84,864	$174,655	$205,683

Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	14	354	(600)	263
Change in net unrealized gains and losses on all other securities	(7,622)	24,211	(65,839)	73,304
Total change in net unrealized gains and losses	(7,608)	24,565	(66,439)	73,567

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	(22,710)	(27,243)	(70,607)
Net impairment losses on investments	65	699	2,002	2,882
Total reclassifications to net income	65	(22,011)	(25,241)	(67,725)

Other comprehensive income (loss) before income taxes	(7,543)	2,554	(91,680)	5,842
Income tax benefit (expense)	566	(729)	11,380	(2,090)
Other comprehensive income (loss)	(6,977)	1,825	(80,300)	3,752
Comprehensive income	$31,308	$86,689	$94,355	$209,435

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2013 and 2012
($ in thousands)

	2013	2012
Common shares:
Balances at beginning of period	$327	$355
Exercise of common share options	4	1
Settlement of equity awards	2	2
Repurchase of common shares	(54)	(30)
Balances at end of period	279	328

Additional paid-in capital:
Balances at beginning of period	209,897	313,730
Exercise of common share options	14,458	2,554
Issuance (cancelation) of common shares	(791)	(176)
Settlement of equity awards	(1,270)	(1,128)
Repurchase of common shares	(229,878)	(109,603)
Amortization of share-based compensation	6,661	5,802
Income tax benefit from share-based compensation	923	367
Balances at end of period	-	211,546

Accumulated other comprehensive income:
Balances at beginning of period	137,690	146,635
Other comprehensive income (loss)	(80,300)	3,752
Balances at end of period	57,390	150,387

Retained earnings:
Balances at beginning of period	1,546,620	1,230,139
Net income	174,655	205,683
Repurchase of common shares	(72,833)	-
Common share dividends	(7,181)	(8,137)
Balances at end of period	1,641,261	1,427,685
Total shareholders' equity	$1,698,930	$1,789,946

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2013 and 2012
($ in thousands)

	2013	2012
Operating Activities:
Net income	$174,655	$205,683
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	6,533	4,555
Net realized gains on investments	(24,698)	(70,299)
Net impairment losses on investments	2,002	2,882
Net foreign currency exchange losses (gains)	(592)	763
Amortization of share-based compensation	9,955	6,805
Deferred income tax expense	8,167	3,853
Net fixed maturity trading securities activities	6,993	9,877
Changes in assets and liabilities:
Accrued investment income	557	5,761
Reinsurance premiums receivable	(5,672)	8,577
Funds held by ceding companies	(4,622)	(18,790)
Deferred acquisition costs	(4,257)	(403)
Reinsurance deposit assets	(27,486)	-
Net unpaid and paid losses and loss adjustment expenses	(193,807)	(239,970)
Net unearned premiums	13,887	9,224
Commissions payable	10,217	4,713
Other assets and liabilities	14,070	47,800
Net cash provided by (used in) operating activities	(14,098)	(18,969)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	203,571	558,848
Short-term investments	11,857	36,581
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	155,246	213,503
Short-term investments	209,240	663,011
Acquisitions of:
Fixed maturity available-for-sale securities	(291,006)	(202,729)
Short-term investments	(121,306)	(266,723)
Acquisitions of furniture, equipment and other assets	(6,188)	-
Net cash provided by (used in) investing activities	161,414	1,002,491

Financing Activities:
Dividends paid to common shareholders	(7,181)	(8,137)
Repurchase of common shares	(302,765)	(109,633)
Proceeds from share-based compensation, including income tax benefits	15,385	2,554
Net cash provided by (used in) financing activities	(294,561)	(115,216)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(7,745)	1,863
Net increase (decrease) in cash and cash equivalents	(154,990)	870,169
Cash and cash equivalents at beginning of period	1,720,395	792,510
Cash and cash equivalents at end of period	$1,565,405	$1,662,679

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$15,293	$14,508
Interest paid	$9,375	$9,375

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited and include all adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
For the Three and Nine Months Ended September 30, 2013 and 2012

2.           Investments

Fixed Maturity Available-for-sale Securities

Our fixed maturity available-for-sale securities are U.S. dollar denominated securities. The following table sets forth our fixed maturity available-for-sale securities as of September 30, 2013 and December 31, 2012 ($ in thousands):

		Included in Accumulated Other Comprehensive Income
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI(1)
September 30, 2013:
U.S. Government	$4,579	$230	$-	$4,809	$-
Municipal bonds	1,217,511	62,751	5,453	1,274,809	-
Non-U.S. governments	39,971	541	-	40,512	-
Corporate bonds	226,835	7,023	3,016	230,842	-
Commercial mortgage-backed securities	83,270	5,126	292	88,104	-
Residential mortgage-backed securities	178,662	1,500	1,367	178,795	502
Asset-backed securities	16,257	1,609	357	17,509	286
Total fixed maturity available-for-sale securities	$1,767,085	$78,780	$10,485	$1,835,380	$788

December 31, 2012:
U.S. Government	$4,632	$312	$-	$4,944	$-
Municipal bonds	1,080,273	129,735	74	1,209,934	-
Non-U.S. governments	49,978	999	-	50,977	-
Corporate bonds	279,981	21,109	182	300,908	-
Commercial mortgage-backed securities	127,148	8,807	429	135,526	264
Residential mortgage-backed securities	222,331	2,584	3,293	221,622	2,083
Asset-backed securities	17,206	1,426	858	17,774	858
Total fixed maturity available-for-sale securities	$1,781,549	$164,972	$4,836	$1,941,685	$3,205

(1)
The non-credit portion of other than temporary impairments ("OTTI") represents the amount of unrealized losses on impaired securities that were not recorded in the consolidated statements of operations as of the reporting date.  These unrealized losses are included in gross unrealized losses as of September 30, 2013 and December 31, 2012.

Fixed Maturity Trading Securities

Our fixed maturity trading securities are non-U.S. dollar denominated securities that, along with our non-U.S. dollar short-term trading investments and non-U.S. dollar cash and cash equivalents, are generally held for the purposes of hedging our net non-U.S. dollar denominated reinsurance liabilities.

The following table sets forth the fair value of our fixed maturity trading securities as of September 30, 2013 and December 31, 2012 ($ in thousands):

	September 30, 2013	December 31, 2012
Non-U.S. governments	$102,604	$112,813
Total fixed maturity trading securities	$102,604	$112,813

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

Maturities

The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of September 30, 2013 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$41,124	$41,612
Due from one to five years	475,473	495,931
Due from five to ten years	658,273	681,902
Due in ten or more years	410,416	434,131
Mortgage-backed and asset-backed securities	278,189	284,408
Total	$1,863,475	$1,937,984

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.

Short-term Investments

The following table sets forth the fair value of our short-term investments as of September 30, 2013 and December 31, 2012 ($ in thousands):

	September 30, 2013	December 31, 2012
Available-for-sale:
U.S. Government	$-	$49,186
Trading:
Non-U.S. governments	73,635	123,615
Total short-term investments	$73,635	$172,801

The fair value adjustments on short-term investments recognized as trading under the fair value option contributed no realized gains or losses on investments for the three and nine months ended September 30, 2013 and 2012.

For the nine months ended September 30, 2013, we had purchases of $121.3 million, proceeds from maturities of $160.0 million and proceeds from sales of  $11.9 million from non-U.S. dollar denominated short-term investments accounted for as trading in accordance with the fair value option that were included in investing activities on the statements of cash flows.  For the nine months ended September 30, 2012, we had purchases of $204.3 million, proceeds from maturities of $242.0 million and proceeds from sales of $36.6 million from non-U.S. dollar denominated short-term investments accounted for as trading in accordance with the fair value option that were included in investing activities on the statements of cash flows.

Other-Than-Temporary Impairments

The following table sets forth the net impairment losses on investments for the three and nine months ended September 30, 2013 and 2012 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Commercial mortgage-backed securities	$-	$-	$-	$30
Non-agency residential mortgage-backed securities	28	693	1,439	2,839
Sub-prime asset-backed securities	37	6	563	13
Net impairment losses on investments	$65	$699	$2,002	$2,882

We analyze the creditworthiness of our available-for-sale securities by reviewing various performance metrics of the issuer. We determined that none of our government bonds, municipal bonds or corporate bonds were other-than-temporarily impaired for the three and nine months ended September 30, 2013 and 2012.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of September 30, 2013, the single largest unrealized loss within our CMBS portfolio was $0.3 million related to a security with an amortized cost of $4.8 million.

Residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We determined that none of our U.S. Government agency RMBS were other-than-temporarily impaired for the three and nine months ended September 30, 2013 and 2012.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of September 30, 2013, the single largest unrealized loss within our RMBS portfolio was $0.6 million related to a non-agency RMBS security with an amortized cost of $4.1 million.  As of September 30, 2013, the single largest unrealized loss within our sub-prime ABS portfolio was $0.3 million related to a security with an amortized cost of $0.6 million.

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the three and nine months ended September 30, 2013 and 2012 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$35,762	$57,874	$40,219	$61,841
Credit losses on securities not previously impaired	-	42	-	42
Credit losses on securities previously impaired	65	657	2,002	2,840
Reduction for paydowns and securities sold	(2,956)	(3,447)	(9,094)	(9,168)
Reduction for increases in cash flows expected to be collected	(195)	(309)	(451)	(738)
Balance, end of period	$32,676	$54,817	$32,676	$54,817

As of September 30, 2013, total cumulative credit losses were related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit losses we recorded on CMBS of $1.2 million were on two securities issued in 2007.  As of September 30, 2013, 3.4% of the mortgages backing these securities were 90 days or more past due and 1.0% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining credit support of 4.6%.  The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $31.5 million were on seventeen securities issued from 2004 to 2007.  As of September 30, 2013, 16.0% of the mortgages backing these securities were 90 days or more past due and 7.9% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining credit support of 2.9%.

Gross Unrealized Losses

The following table sets forth our gross unrealized losses on securities classified as fixed maturity available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012 ($ in thousands):

	September 30, 2013		December 31, 2012
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
Municipal bonds	$207,187	$5,453	$18,878	$74
Corporate bonds	85,865	3,016	4,450	41
Commercial mortgage-backed securities	4,463	292	6,758	165
Residential mortgage-backed securities	28,640	162	39	9
Asset-backed securities	13,529	71	64	1
Total	$339,684	$8,994	$30,189	$290

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

	September 30, 2013		December 31, 2012
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Twelve months or more:
Municipal bonds	$-	$-	$-	$-
Corporate bonds	-	-	6,039	141
Commercial mortgage-backed securities	-	-	762	264
Residential mortgage-backed securities	14,572	1,205	17,096	3,284
Asset-backed securities	772	286	799	857
Total	$15,344	$1,491	$24,696	$4,546

Total unrealized losses:
Municipal bonds	$207,187	$5,453	$18,878	$74
Corporate bonds	85,865	3,016	10,489	182
Commercial mortgage-backed securities	4,463	292	7,520	429
Residential mortgage-backed securities	43,212	1,367	17,135	3,293
Asset-backed securities	14,301	357	863	858
Total	$355,028	$10,485	$54,885	$4,836

We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio of $10.5 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.

Net Investment Income

The following table sets forth our net investment income for the three and nine months ended September 30, 2013 and 2012 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Fixed maturity securities	$16,815	$22,022	$51,428	$73,892
Short-term investments and cash and cash equivalents	1,123	1,547	3,346	5,358
Funds held by ceding companies	722	684	2,375	1,938
Subtotal	18,660	24,253	57,149	81,188
Investment expenses	(902)	(1,044)	(3,039)	(3,272)
Net investment income	$17,758	$23,209	$54,110	$77,916

Net Realized Gains (Losses) on Investments

The following table sets forth our net realized gains (losses) on investments for the three and nine months ended September 30, 2013 and 2012 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross realized gains on the sale of investments	$-	$22,979	$27,258	$70,920
Gross realized losses on the sale of investments	-	-	(15)	(1)
Net realized gains on the sale of investments	-	22,979	27,243	70,919
Fair value adjustments on trading securities	(306)	3	(2,545)	(620)
Net realized gains (losses) on investments	$(306)	$22,982	$24,698	$70,299

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

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

Level 3:
Valuations are based on unobservable inputs for assets and liabilities where there is little or no market activity.  Unadjusted third party pricing sources or management’s assumptions and internal valuation models may be used to determine the fair value of financial assets or liabilities.

Level 1, 2 and 3 Financial Assets Carried at Fair Value

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
For the Three and Nine Months Ended September 30, 2013 and 2012

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

The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis by the Company as of September 30, 2013 and December 31, 2012 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
September 30, 2013:
Investments:
U.S. Government	$4,809	$4,809	$-	$-
Municipal bonds	1,274,809	-	1,274,809	-
Non-U.S. governments	143,116	54,437	88,679	-
Corporate bonds	230,842	-	230,842	-
Commercial mortgage-backed securities	88,104	-	88,104	-
Residential mortgage-backed securities	178,795	-	178,280	515
Asset-backed securities	17,509	-	14,949	2,560
Short-term investments	73,635	-	73,635	-
Total investments	2,011,619	59,246	1,949,298	3,075
Reinsurance deposit assets	78,179	-	-	78,179
Total	$2,089,798	$59,246	$1,949,298	$81,254

December 31, 2012:
Investments:
U.S. Government	$4,944	$4,944	$-	$-
Municipal bonds	1,209,934	-	1,209,934	-
Non-U.S. governments	163,790	56,422	107,368	-
Corporate bonds	300,908	-	300,908	-
Commercial mortgage-backed securities	135,526	-	135,002	524
Residential mortgage-backed securities	221,622	-	216,248	5,374
Asset-backed securities	17,774	-	16,738	1,036
Short-term investments	172,801	-	172,801	-
Total investments	2,227,299	61,366	2,158,999	6,934
Reinsurance deposit asset	50,693	-	-	50,693
Total	$2,277,992	$61,366	$2,158,999	$57,627

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2013 and 2012.  Transfers of assets into or out of Level 3 are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  The transfers into and out of Level 3 were based on the level of evidence available to corroborate significant observable inputs with market observable information.

Changes in Level 3 Financial Assets

The following table reconciles the beginning and ending balance for our Level 3 financial assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 and 2012 ($ in thousands):

	Three Months Ended September 30, 2013
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$-	$4,520	$1,257	$76,948	$82,725
Sales, maturities and paydowns	-	(269)	-	-	(269)
Total increase (decrease) in fair value included in earnings	-	-	-	1,231	1,231
Total net unrealized gains (losses) included in other comprehensive income (loss)	-	329	(75)	-	254
Transfers into Level 3	-	-	1,378	-	1,378
Transfers out of Level 3	-	(4,065)	-	-	(4,065)
Balance, end of period	$-	$515	$2,560	$78,179	$81,254

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$1,231	$1,231

	Three Months Ended September 30, 2012
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$-	$7,461	$1,566	$-	$9,027
Sales, maturities and paydowns	-	(935)	-	-	(935)
Total net unrealized gains (losses) included in other comprehensive income (loss)	-	1,789	(30)	-	1,759
Transfers into Level 3	-	3,807	4,932	-	8,739
Transfers out of Level 3	-	(3,915)	(399)	-	(4,314)
Balance, end of period	$-	$8,207	$6,069	$-	$14,276

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$-	$-

	Nine Months Ended September 30, 2013
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$524	$5,374	$1,036	$50,693	$57,627
Purchases	-	-	-	25,000	25,000
Sales, maturities and paydowns	-	(435)	(29)	-	(464)
Total increase (decrease) in fair value included in earnings	-	-	-	2,486	2,486
Total net unrealized gains (losses) included in other comprehensive income (loss)	487	750	(46)	-	1,191
Transfers into Level 3	-	4,049	3,984	-	8,033
Transfers out of Level 3	(1,011)	(9,223)	(2,385)	-	(12,619)
Balance, end of period	$-	$515	$2,560	$78,179	$81,254

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$2,486	$2,486

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30, 2012
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$-	$8,146	$1,867	$-	$10,013
Sales, maturities and paydowns	-	(1,669)	-	-	(1,669)
Total net unrealized gains (losses) included in other comprehensive income (loss)	-	1,839	(331)	-	1,508
Transfers into Level 3	-	6,060	4,932	-	10,992
Transfers out of Level 3	-	(6,169)	(399)	-	(6,568)
Balance, end of period	$-	$8,207	$6,069	$-	$14,276

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$-	$-

Quantitative Information of Level 3 Fair Value Measurements

The fair value measurements of our CMBS, non-agency RMBS and sub-prime ABS classified as Level 3 were based on unadjusted third party pricing sources.

Our reinsurance deposit assets represent retrocessional aggregate excess of loss reinsurance agreements we purchased for consideration of $75.0 million.  We elected to record our reinsurance deposit assets under the fair value option as the terms and conditions of these contracts have unique variable investment performance factors.  The terms of these agreements provide for a book yield ranging from a minimum of 3.0% to a maximum of 6.5% accumulating over the estimated contract periods.

The fair value measurements of our reinsurance deposit assets used significant unobservable inputs through the application of our own assumptions and internal valuation model and were classified as Level 3.  The most significant unobservable inputs used in our internal valuation model are the estimated contract period remaining, credit spread above the risk-free rate and net losses and LAE ceded.  The credit spread above the risk-free rate is determined by reviewing the credit spreads of fixed income securities through observable market data, as well as considering illiquidity and the structure of these contracts.  The fair value of the reinsurance deposit assets may increase or decrease due to changes in the estimated contract period remaining, the credit spread and net losses and LAE ceded.  Generally, a decrease in the credit spread or a decrease in net losses and LAE ceded would result in an increase in the fair value of the reinsurance deposit assets.  Conversely, an increase in the credit spread or an increase in net losses and LAE ceded would result in a decrease in the fair value of the reinsurance deposit assets.

The following table sets forth the weighted average of the significant unobservable quantitative information used for the fair value measurement of our reinsurance deposit assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Estimated contract period remaining	1,282 days	1,350 days
Credit spread above the risk-free rate	1.84%	2.47%
Net losses and LAE ceded inception-to-date	$-	$-

Other Financial Assets and Liabilities Not Carried at Fair Value

Accounting guidance requires note disclosure of the fair value of other financial assets and liabilities not carried at fair value, excluding balances related to insurance contracts.

The debt obligations on our consolidated balance sheets were recorded at cost with a carrying value of $250.0 million at September 30, 2013 and December 31, 2012, and had a fair value of $273.0 million and $278.5 million at September 30, 2013 and December 31, 2012, respectively.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 2.

Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which approximates fair value, at September 30, 2013 and December 31, 2012.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 1 or Level 2.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

4.           Credit Facilities

As of September 30, 2013, we had a $300.0 million credit facility with various financial institutions (the "Syndicated Credit Facility") available for revolving borrowings and letters of credit (“LOC”).  In addition, our reinsurance subsidiaries had other LOC facilities available for the issuance of LOC to collateralize their reinsurance obligations.  We had no revolving borrowings under the Syndicated Credit Facility during the nine months ended September 30, 2013 and the year ended December 31, 2012.

The following table summarizes the outstanding LOC and the cash and cash equivalents held in trust to collateralize LOC issued as of September 30, 2013 ($ in thousands):

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Syndicated Credit Facility:
Secured	$200,000	$80,405	$93,356
Unsecured	100,000	-	-
Total Syndicated Credit Facility	300,000	80,405	93,356
Other LOC Facilities	115,405	44,068	67,317
Total	$415,405	$124,473	$160,673

As of September 30, 2013, we were in compliance with covenants under our credit facilities.

On July 2, 2013, Platinum Bermuda increased the amount of an uncommitted LOC facility by $50.0 million.  Our reinsurance subsidiaries have a total uncommitted LOC capacity of $259.6 million available.  The Company also has the ability to increase the syndicated and other LOC facilities by up to $175.0 million, subject to agreement with the lenders.

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

The U.S. Internal Revenue Service completed its examination of the 2003 federal income tax return of our U.S.-based subsidiaries and in April 2013 the Company received a refund of $6.0 million, including accrued interest of $1.3 million, related to this return.  The federal income tax returns of our U.S.-based subsidiaries that remain open to examination are for calendar years 2010 and later.

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

In accordance with the share repurchase program, during the three months ended September 30, 2013 we repurchased 1,353,682 of our common shares in the open market for an aggregate cost of $78.5 million at a weighted average cost including commissions of $58.01 per share.  During the nine months ended September 30, 2013 we repurchased 5,351,343 of our common shares in the open market for an aggregate cost of $302.8 million at a weighted average cost including commissions of $56.58 per share.  The shares we repurchased were canceled.

As of September 30, 2013, we had $171.5 million remaining under the share repurchase program.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

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

	2013	For the Nine Months Ended September 30, 2013	September 30, 2013
	Dividend Capacity	Paid	Remaining
Platinum Bermuda	$318,343	$262,500	$55,843
Platinum US	30,779	-	30,779
Total	$349,122	$262,500	$86,622

Subsequent to September 30, 2013, Platinum Bermuda declared and paid a dividend of $55.8 million to Platinum Holdings.

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

Underwriting ratios are calculated for net losses and LAE, net acquisition expense and net underwriting expense.  The ratios are calculated by dividing the related expense by net premiums earned.  The combined ratio is the sum of the net losses and LAE, net acquisition expense and net underwriting expense ratios.  The Company believes that underwriting income or loss and ratios highlight the profitability of our reinsurance operations.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

The following table summarizes underwriting activity and ratios for the three operating segments, together with a reconciliation of segment underwriting income (loss) to the U.S. GAAP measure of income before income taxes for the three and nine months ended September 30, 2013 and 2012 ($ in thousands):

	Three Months Ended September 30, 2013
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$59,169	$69,992	$8,737	$137,898

Net premiums earned	55,127	72,543	7,690	135,360
Net losses and loss adjustment expenses	28,339	10,242	5,561	44,142
Net acquisition expenses	9,699	19,067	1,909	30,675
Other underwriting expenses	7,747	5,727	342	13,816
Segment underwriting income (loss)	$9,342	$37,507	$(122)	46,727

Net investment income				17,758
Net realized gains (losses) on investments				(306)
Net impairment losses on investments				(65)
Other income (expense)				1,426
Corporate expenses not allocated to segments				(6,856)
Net foreign currency exchange (losses) gains				(487)
Interest expense				(4,782)
Income before income taxes				$53,415

Underwriting ratios:
Net loss and loss adjustment expense	51.4%	14.1%	72.3%	32.6%
Net acquisition expense	17.6%	26.3%	24.8%	22.7%
Other underwriting expense	14.1%	7.9%	4.4%	10.2%
Combined	83.1%	48.3%	101.5%	65.5%

	Three Months Ended September 30, 2012
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$64,876	$72,358	$8,745	$145,979

Net premiums earned	61,900	70,326	6,362	138,588
Net losses and loss adjustment expenses	26,790	14,358	3,969	45,117
Net acquisition expenses	7,078	16,710	2,380	26,168
Other underwriting expenses	7,661	5,662	289	13,612
Segment underwriting income (loss)	$20,371	$33,596	$(276)	53,691

Net investment income				23,209
Net realized gains (losses) on investments				22,982
Net impairment losses on investments				(699)
Other income (expense)				(96)
Corporate expenses not allocated to segments				(6,354)
Net foreign currency exchange (losses) gains				(541)
Interest expense				(4,775)
Income before income taxes				$87,417

Underwriting ratios:
Net loss and loss adjustment expense	43.3%	20.4%	62.4%	32.6%
Net acquisition expense	11.4%	23.8%	37.4%	18.9%
Other underwriting expense	12.4%	8.1%	4.5%	9.8%
Combined	67.1%	52.3%	104.3%	61.3%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30, 2013
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$175,946	$220,547	$22,540	$419,033

Net premiums earned	165,811	218,967	20,368	405,146
Net losses and loss adjustment expenses	35,426	75,243	10,138	120,807
Net acquisition expenses	27,624	53,384	10,199	91,207
Other underwriting expenses	22,493	17,120	1,002	40,615
Segment underwriting income (loss)	$80,268	$73,220	$(971)	152,517

Net investment income				54,110
Net realized gains on investments				24,698
Net impairment losses on investments				(2,002)
Other income (expense)				2,503
Corporate expenses not allocated to segments				(19,080)
Net foreign currency exchange (losses) gains				592
Interest expense				(14,341)
Income before income taxes				$198,997

Underwriting ratios:
Net loss and loss adjustment expense	21.4%	34.4%	49.8%	29.8%
Net acquisition expense	16.7%	24.4%	50.1%	22.5%
Other underwriting expense	13.6%	7.8%	4.9%	10.0%
Combined	51.7%	66.6%	104.8%	62.3%

	Nine Months Ended September 30, 2012
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$194,724	$219,436	$16,939	$431,099

Net premiums earned	186,066	221,838	13,971	421,875
Net losses and loss adjustment expenses	85,380	101,245	4,805	191,430
Net acquisition expenses	25,034	52,572	9,419	87,025
Other underwriting expenses	21,950	16,323	747	39,020
Segment underwriting income (loss)	$53,702	$51,698	$(1,000)	104,400

Net investment income				77,916
Net realized gains on investments				70,299
Net impairment losses on investments				(2,882)
Other income (expense)				(766)
Corporate expenses not allocated to segments				(17,625)
Net foreign currency exchange (losses) gains				(763)
Interest expense				(14,321)
Income before income taxes				$216,258

Underwriting ratios:
Net loss and loss adjustment expense	45.9%	45.6%	34.4%	45.4%
Net acquisition expense	13.5%	23.7%	67.4%	20.6%
Other underwriting expense	11.8%	7.4%	5.3%	9.2%
Combined	71.2%	76.7%	107.1%	75.2%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

9.           Earnings Per Common Share

The following is a reconciliation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012 ($ and amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Earnings
Basic and Diluted
Net income attributable to common shareholders	$38,285	$84,864	$174,655	$205,683
Portion allocated to participating common shareholders (1)	(26)	(234)	(301)	(740)
Net income allocated to common shareholders	$38,259	$84,630	$174,354	$204,943

Common Shares
Basic
Weighted average common shares outstanding	28,655	32,996	30,519	34,063
Diluted
Weighted average common shares outstanding	28,655	32,996	30,519	34,063
Effect of dilutive securities:
Common share options	131	179	173	154
Restricted share units	279	97	257	69
Adjusted weighted average common shares outstanding	29,065	33,272	30,949	34,286

Earnings Per Common Share
Basic earnings per common share	$1.34	$2.56	$5.71	$6.02
Diluted earnings per common share	$1.32	$2.54	$5.63	$5.98

(1)
Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plans that are considered to be participating securities.  In July 2013, the remaining outstanding restricted shares vested and therefore there were no unvested restricted shares as of September 30, 2013.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

10.           Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the consolidated balance sheets relates to unrealized gains and losses on available-for-sale securities, net of deferred taxes.

The following table reconciles the beginning and ending balances for accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012 ($ in thousands):

	Three Months Ended September 30, 2013
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$75,838	$(11,471)	$64,367
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	14	-	14
Change in net unrealized gains and losses on all other securities	(7,622)	566	(7,056)
Total change in net unrealized gains and losses	(7,608)	566	(7,042)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	-
Net impairment losses on investments	65	-	65
Total reclassifications to net income	65	-	65

Other comprehensive income (loss)	(7,543)	566	(6,977)
Balance, end of period	$68,295	$(10,905)	$57,390

	Three Months Ended September 30, 2012
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$172,149	$(23,587)	$148,562
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	354	19	373
Change in net unrealized gains and losses on all other securities	24,211	(3,181)	21,030
Total change in net unrealized gains and losses	24,565	(3,162)	21,403

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(22,710)	2,466	(20,244)
Net impairment losses on investments	699	(33)	666
Total reclassifications to net income	(22,011)	2,433	(19,578)

Other comprehensive income (loss)	2,554	(729)	1,825
Balance, end of period	$174,703	$(24,316)	$150,387

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30, 2013
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$159,975	$(22,285)	$137,690
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(600)	11	(589)
Change in net unrealized gains and losses on all other securities	(65,839)	7,727	(58,112)
Total change in net unrealized gains and losses	(66,439)	7,738	(58,701)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(27,243)	3,675	(23,568)
Net impairment losses on investments	2,002	(33)	1,969
Total reclassifications to net income	(25,241)	3,642	(21,599)

Other comprehensive income (loss)	(91,680)	11,380	(80,300)
Balance, end of period	$68,295	$(10,905)	$57,390

	Nine Months Ended September 30, 2012
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$168,861	$(22,226)	$146,635
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	263	79	342
Change in net unrealized gains and losses on all other securities	73,304	(6,124)	67,180
Total change in net unrealized gains and losses	73,567	(6,045)	67,522

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(70,607)	4,220	(66,387)
Net impairment losses on investments	2,882	(265)	2,617
Total reclassifications to net income	(67,725)	3,955	(63,770)

Other comprehensive income (loss)	5,842	(2,090)	3,752
Balance, end of period	$174,703	$(24,316)	$150,387

The following table sets forth the amounts reclassified out of accumulated other comprehensive income and the location of those amounts in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Net realized gains on investments	$-	$22,710	$27,243	$70,607
Net impairment losses on investments	(65)	(699)	(2,002)	(2,882)
Income tax expense	$-	$2,433	$3,642	$3,955

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

11.           Commitments

During the quarter ended September 30, 2013, Platinum Holdings and Platinum Bermuda entered into ten-year lease agreements for new office space in Pembroke, Bermuda.  Our contractual obligations for these operating leases are $1.1 million annually beginning August 27, 2013, for a total of $10.8 million for the ten-year lease term.

12.           Condensed Consolidating Financial Information

Platinum Holdings fully and unconditionally guarantees the $250.0 million of debt obligations issued by its 100%-owned subsidiary Platinum Finance.

The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 ($ in thousands):

Condensed Consolidating Balance Sheet
September 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$126	$2,011,493	$-	$2,011,619
Investment in subsidiaries	1,667,006	680,845	574,649	(2,922,500)	-
Cash and cash equivalents	28,124	148,204	1,389,077	-	1,565,405
Reinsurance assets	-	-	293,775	-	293,775
Other assets	12,248	1,808	124,404	-	138,460
Total assets	$1,707,378	$830,983	$4,393,398	$(2,922,500)	$4,009,259
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$1,963,712	$-	$1,963,712
Debt obligations	-	250,000	-	-	250,000
Other liabilities	8,448	6,334	81,835	-	96,617
Total liabilities	$8,448	$256,334	$2,045,547	$-	$2,310,329

Shareholders' Equity
Common shares	$279	$-	$8,000	$(8,000)	$279
Additional paid-in capital	-	214,660	2,022,889	(2,237,549)	-
Accumulated other comprehensive income	57,390	20,252	77,638	(97,890)	57,390
Retained earnings	1,641,261	339,737	239,324	(579,061)	1,641,261
Total shareholders' equity	$1,698,930	$574,649	$2,347,851	$(2,922,500)	$1,698,930
Total liabilities and shareholders' equity	$1,707,378	$830,983	$4,393,398	$(2,922,500)	$4,009,259

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$135,360	$-	$135,360
Net investment income (expense)	1	(43)	17,800	-	17,758
Net realized gains (losses) on investments	-	-	(306)	-	(306)
Net impairment losses on investments	-	-	(65)	-	(65)
Other income (expense)	1,149	-	277	-	1,426
Total revenue	1,150	(43)	153,066	-	154,173

Expenses:
Net losses and loss adjustment expenses	-	-	44,142	-	44,142
Net acquisition expenses	-	-	30,675	-	30,675
Operating expenses	6,626	37	14,009	-	20,672
Net foreign currency exchange losses (gains)	-	-	487	-	487
Interest expense	-	4,782	-	-	4,782
Total expenses	6,626	4,819	89,313	-	100,758
Income (loss) before income taxes	(5,476)	(4,862)	63,753	-	53,415
Income tax expense (benefit)	-	(1,589)	16,719	-	15,130
Income (loss) before equity in earnings of subsidiaries	(5,476)	(3,273)	47,034	-	38,285
Equity in earnings of subsidiaries	43,761	29,948	26,675	(100,384)	-
Net income	$38,285	$26,675	$73,709	$(100,384)	$38,285

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$138,588	$-	$138,588
Net investment income (expense)	2	(3)	23,210	-	23,209
Net realized gains (losses) on investments	-	-	22,982	-	22,982
Net impairment losses on investments	-	-	(699)	-	(699)
Other income (expense)	1,400	1	(1,497)	-	(96)
Total revenue	1,402	(2)	182,584	-	183,984

Expenses:
Net losses and loss adjustment expenses	-	-	45,117	-	45,117
Net acquisition expenses	-	-	26,168	-	26,168
Operating expenses	5,842	49	14,075	-	19,966
Net foreign currency exchange losses (gains)	-	-	541	-	541
Interest expense	-	4,775	-	-	4,775
Total expenses	5,842	4,824	85,901	-	96,567
Income (loss) before income taxes	(4,440)	(4,826)	96,683	-	87,417
Income tax expense (benefit)	-	(1,625)	4,178	-	2,553
Income (loss) before equity in earnings of subsidiaries	(4,440)	(3,201)	92,505	-	84,864
Equity in earnings of subsidiaries	89,304	8,175	4,974	(102,453)	-
Net income	$84,864	$4,974	$97,479	$(102,453)	$84,864

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$405,146	$-	$405,146
Net investment income (expense)	23	(73)	54,160	-	54,110
Net realized gains on investments	-	-	24,698	-	24,698
Net impairment losses on investments	-	-	(2,002)	-	(2,002)
Other income (expense)	5,994	4	(3,495)	-	2,503
Total revenue	6,017	(69)	478,507	-	484,455

Expenses:
Net losses and loss adjustment expenses	-	-	120,807	-	120,807
Net acquisition expenses	-	-	91,207	-	91,207
Operating expenses	18,427	110	41,158	-	59,695
Net foreign currency exchange losses (gains)	-	-	(592)	-	(592)
Interest expense	-	14,341	-	-	14,341
Total expenses	18,427	14,451	252,580	-	285,458
Income (loss) before income taxes	(12,410)	(14,520)	225,927	-	198,997
Income tax expense (benefit)	-	(4,785)	29,127	-	24,342
Income (loss) before equity in earnings of subsidiaries	(12,410)	(9,735)	196,800	-	174,655
Equity in earnings of subsidiaries	187,065	64,241	54,506	(305,812)	-
Net income	$174,655	$54,506	$251,306	$(305,812)	$174,655

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$421,875	$-	$421,875
Net investment income (expense)	5	(10)	77,921	-	77,916
Net realized gains on investments	-	-	70,299	-	70,299
Net impairment losses on investments	-	-	(2,882)	-	(2,882)
Other income (expense)	3,587	2	(4,355)	-	(766)
Total revenue	3,592	(8)	562,858	-	566,442

Expenses:
Net losses and loss adjustment expenses	-	-	191,430	-	191,430
Net acquisition expenses	-	-	87,025	-	87,025
Operating expenses	16,617	182	39,846	-	56,645
Net foreign currency exchange losses (gains)	-	-	763	-	763
Interest expense	-	14,321	-	-	14,321
Total expenses	16,617	14,503	319,064	-	350,184
Income (loss) before income taxes	(13,025)	(14,511)	243,794	-	216,258
Income tax expense (benefit)	-	(4,890)	15,465	-	10,575
Income (loss) before equity in earnings of subsidiaries	(13,025)	(9,621)	228,329	-	205,683
Equity in earnings of subsidiaries	218,708	40,116	30,495	(289,319)	-
Net income	$205,683	$30,495	$258,824	$(289,319)	$205,683

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$38,285	$26,675	$73,709	$(100,384)	$38,285
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	14	-	14
Change in net unrealized gains and losses on all other securities	-	-	(7,622)	-	(7,622)
Total change in net unrealized gains and losses	-	-	(7,608)	-	(7,608)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	-	-	-
Net impairment losses on investments	-	-	65	-	65
Total reclassifications to net income	-	-	65	-	65

Other comprehensive income (loss) before income taxes	-	-	(7,543)	-	(7,543)
Income tax benefit (expense)	-	(1)	567	-	566
Other comprehensive income (loss)	-	(1)	(6,976)	-	(6,977)
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(6,977)	(1,049)	(1,050)	9,076	-
Comprehensive income	$31,308	$25,625	$65,683	$(91,308)	$31,308

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$84,864	$4,974	$97,479	$(102,453)	$84,864
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	354	-	354
Change in net unrealized gains and losses on all other securities	-	(2)	24,213	-	24,211
Total change in net unrealized gains and losses	-	(2)	24,567	-	24,565

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(22,710)	-	(22,710)
Net impairment losses on investments	-	-	699	-	699
Total reclassifications to net income	-	-	(22,011)	-	(22,011)

Other comprehensive income (loss) before income taxes	-	(2)	2,556	-	2,554
Income tax benefit (expense)	-	1	(730)	-	(729)
Other comprehensive income (loss)	-	(1)	1,826	-	1,825
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	1,825	1,356	1,355	(4,536)	-
Comprehensive income	$86,689	$6,329	$100,660	$(106,989)	$86,689

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$174,655	$54,506	$251,306	$(305,812)	$174,655
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	(600)	-	(600)
Change in net unrealized gains and losses on all other securities	-	(2)	(65,837)	-	(65,839)
Total change in net unrealized gains and losses	-	(2)	(66,437)	-	(66,439)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(27,243)	-	(27,243)
Net impairment losses on investments	-	-	2,002	-	2,002
Total reclassifications to net income	-	-	(25,241)	-	(25,241)

Other comprehensive income (loss) before income taxes	-	(2)	(91,678)	-	(91,680)
Income tax benefit (expense)	-	1	11,379	-	11,380
Other comprehensive income (loss)	-	(1)	(80,299)	-	(80,300)
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(80,300)	(21,133)	(21,134)	122,567	-
Comprehensive income	$94,355	$33,372	$149,873	$(183,245)	$94,355

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$205,683	$30,495	$258,824	$(289,319)	$205,683
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	263	-	263
Change in net unrealized gains and losses on all other securities	-	(3)	73,307	-	73,304
Total change in net unrealized gains and losses	-	(3)	73,570	-	73,567

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(70,607)	-	(70,607)
Net impairment losses on investments	-	-	2,882	-	2,882
Total reclassifications to net income	-	-	(67,725)	-	(67,725)

Other comprehensive income (loss) before income taxes	-	(3)	5,845	-	5,842
Income tax benefit (expense)	-	2	(2,092)	-	(2,090)
Other comprehensive income (loss)	-	(1)	3,753	-	3,752
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	3,752	3,883	3,882	(11,517)	-
Comprehensive income	$209,435	$34,377	$266,459	$(300,836)	$209,435

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(8,724)	$(3,970)	$(481)	$(923)	$(14,098)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	-	-	203,571	-	203,571
Short-term investments	-	-	11,857	-	11,857
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	52	155,194	-	155,246
Short-term investments	-	-	209,240	-	209,240
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(291,006)	-	(291,006)
Short-term investments	-	-	(121,306)	-	(121,306)
Dividends from subsidiaries	262,500	-	-	(262,500)	-
Acquisitions of furniture, equipment and other assets	(772)	-	(5,416)	-	(6,188)
Net cash provided by (used in) investing activities	261,728	52	162,134	(262,500)	161,414

Financing Activities:
Dividends paid to common shareholders	(7,181)	-	(262,500)	262,500	(7,181)
Repurchase of common shares	(302,765)	-	-	-	(302,765)
Proceeds from share-based compensation, including income tax benefits	14,462	-	-	923	15,385
Net cash provided by (used in) financing activities	(295,484)	-	(262,500)	263,423	(294,561)

Effect of foreign currency exchange rate changes on cash and cash equivalents	-	-	(7,745)	-	(7,745)
Net increase (decrease) in cash and cash equivalents	(42,480)	(3,918)	(108,592)	-	(154,990)
Cash and cash equivalents at beginning of period	70,604	152,122	1,497,669	-	1,720,395
Cash and cash equivalents at end of period	$28,124	$148,204	$1,389,077	$-	$1,565,405

Platinum Underwriters Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited), continued
For the Three and Nine Months Ended September 30, 2013 and 2012

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(7,874)	$(3,507)	$(7,588)	$-	$(18,969)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	-	-	558,848	-	558,848
Short-term investments	-	-	36,581	-	36,581
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	63	213,440	-	213,503
Short-term investments	-	-	663,011	-	663,011
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(202,729)	-	(202,729)
Short-term investments	-	-	(266,723)	-	(266,723)
Dividends from subsidiaries	120,000	-	-	(120,000)	-
Net cash provided by (used in) investing activities	120,000	63	1,002,428	(120,000)	1,002,491

Financing Activities:
Dividends paid to common shareholders	(8,137)	-	(120,000)	120,000	(8,137)
Repurchase of common shares	(109,633)	-	-	-	(109,633)
Proceeds from share-based compensation, including income tax benefits	2,554	-	-	-	2,554
Net cash provided by (used in) financing activities	(115,216)	-	(120,000)	120,000	(115,216)

Effect of foreign currency exchange rate changes on cash and cash equivalents	-	-	1,863	-	1,863
Net increase (decrease) in cash and cash equivalents	(3,090)	(3,444)	876,703	-	870,169
Cash and cash equivalents at beginning of period	47,791	108,260	636,459	-	792,510
Cash and cash equivalents at end of period	$44,701	$104,816	$1,513,162	$-	$1,662,679

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2012 (our “2012 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see Item 1A, “Risk Factors,” in our 2012 Form 10-K and the “Note on Forward-Looking Statements” below.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As of September 30, 2013, our capital resources of $1.9 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  Our net income was $38.3 million and $174.7 million for the three and nine months ended September 30, 2013, respectively.  Our net premiums written were $137.9 million and $419.0 million for the three and nine months ended September 30, 2013, respectively.

Current Outlook

In the Property and Marine segment, global insured catastrophe activity in 2013 has been below the long term average level and, absent a major insured catastrophe event during the balance of the year, we anticipate continued downward pressure on pricing for catastrophe exposed business.  We currently expect that the portfolio of business we write in our Property and Marine segment during 2014 will be similar to our current in-force book of business.  We expect that our Property and Marine segment will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

In the Casualty segment, recent rate increases may be moderating and competition for ceded reinsurance business remains strong.  While volatile at times, the overall level of treasury yields remain at historical lows and credit spreads are at approximately average levels despite a slow growing economy.  Unless these conditions change we expect the total return available from the casualty business will not improve materially.  Accordingly, we expect to write a similar sized portfolio during 2014 in our Casualty segment as compared with our current in-force book of business.

Reflecting a continued lack of demand for finite risk covers, we expect to write a relatively small portfolio of business in our Finite Risk segment in 2014.

The impact on our investment portfolio from the recent rise in interest rates was mitigated by our prior efforts to reduce our portfolio duration.  If treasury yields increase further or credit spreads expand we anticipate deploying cash into investment-grade securities.

Based on our current reserve position, our net in-force portfolio, our asset portfolio, and our underwriting prospects for the near term, we believe that we are well capitalized with a comfortable margin above the rating agency targets for a company with our ratings.  If the business performs as expected, we anticipate our capital cushion will grow over time.  Under those conditions we would have the financial flexibility to expand our underwriting, hold riskier assets, or repurchase our common shares.  Our decision-making will be guided by the pricing we observe in the various markets.

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

Non-GAAP Financial Measures

In presenting the Company’s results in the Results of Operations below, management has included financial measures that are not calculated under standards or rules that comprise U.S. GAAP.  Such measures, including underwriting income or loss and related underwriting ratios, are referred to as non-GAAP measures.  These non-GAAP measures may be defined or calculated differently by other companies.  Management believes these measures allow for a more complete understanding of the underlying business.  These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP.  Underwriting income or loss, including segment underwriting income or loss, is reconciled to the U.S. GAAP measure of income or loss before income taxes in Note 8 to the “Consolidated Financial Statements” in this Form 10-Q in accordance with Regulation G.

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

Underwriting ratios are calculated for net losses and LAE, net acquisition expense and net underwriting expense.  The ratios are calculated by dividing the related expense by net premiums earned.  The combined ratio is the sum of the net losses and LAE, net acquisition expense and net underwriting expense ratios.  The Company believes that underwriting income or loss and ratios highlight the profitability of our reinsurance operations.

We conduct our worldwide reinsurance business through three operating segments: Property and Marine, Casualty and Finite Risk.  In managing our three operating segments, we use underwriting income and loss and related underwriting ratios as a measure in evaluating segment performance.

Results of Operations

Three Months Ended September 30, 2013 as Compared with the Three Months Ended September 30, 2012

Net income and diluted earnings per common share for the three months ended September 30, 2013 and 2012 were as follows ($ and amounts in thousands, except diluted earnings per common share):

	Three Months Ended
	September 30,
	2013	2012
Underwriting income	$46,727	$53,691
Net investment income	17,758	23,209
Net realized gains (losses) on investments	(306)	22,982
Net impairment losses on investments	(65)	(699)
Other revenues (expenses)	(10,699)	(11,766)
Income before income taxes	53,415	87,417
Income tax expense	(15,130)	(2,553)
Net income	$38,285	$84,864
Weighted average shares outstanding for diluted earnings per common share	29,065	33,272
Diluted earnings per common share	$1.32	$2.54

Underwriting Results

Net underwriting income was $46.7 million and $53.7 million for the three months ended September 30, 2013 and 2012, respectively.  The change in the net underwriting result was due primarily to a decrease in net favorable development and an increase in net losses from current year major catastrophes partially offset by underwriting income in our North American crop class as compared with underwriting losses in the same period in 2012.

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

Net favorable development was $41.2 million and $61.3 million for the three months ended September 30, 2013 and 2012, respectively.  Net losses from current year major catastrophes were $11.2 million and $6.4 million for the three months ended September 30, 2013 and 2012, respectively.

The underwriting result related to our North American crop business improved to underwriting income of $1.9 million for the three months ended September 30, 2013, from an underwriting loss of $17.6 million for the three months ended September 30, 2012.

The following discussion and analysis reviews our underwriting results by operating segment.

Property and Marine

The following table sets forth underwriting results, ratios and the period over period change for the Property and Marine segment for the three months ended September 30, 2013 and 2012 ($ in thousands):

	Three Months Ended September 30,
	2013	2012	Increase (decrease)
Gross premiums written	$67,969	$65,135	$2,834
Ceded premiums written	8,800	259	8,541
Net premiums written	59,169	64,876	(5,707)
Net premiums earned	55,127	61,900	(6,773)
Net losses and LAE	28,339	26,790	1,549
Net acquisition expenses	9,699	7,078	2,621
Other underwriting expenses	7,747	7,661	86
Property and Marine segment underwriting income	$9,342	$20,371	$(11,029)

Underwriting ratios:
Net loss and LAE	51.4%	43.3%	8.1 points
Net acquisition expense	17.6%	11.4%	6.2 points
Other underwriting expense	14.1%	12.4%	1.7 points
Combined	83.1%	67.1%	16.0 points

The Property and Marine segment underwriting result decreased by $11.0 million for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012 and related to a decrease in net favorable development and an increase in net losses from current year major catastrophes, partially offset by underwriting income in our North American crop class as compared with an underwriting loss in the same period in 2012.

Net favorable development was $2.0 million and $20.9 million for the three months ended September 30, 2013 and 2012, respectively.

Net losses from current year major catastrophes were $11.2 million and $6.4 million for the three months ended September 30, 2013 and 2012, respectively.  Net losses from 2013 major catastrophes for the three months ended September 30, 2013 were primarily attributable to German hailstorms.  This net loss was partially offset by a decrease in estimates of second quarter 2013 net losses from major catastrophes.  The second quarter 2013 losses from major catastrophes related to floods in central and eastern Europe, primarily in Germany, as well as Property Claims Services (“PCS”) Catastrophe 14, tornadoes in the U.S. Midwest, primarily in Oklahoma.

Net losses from 2012 major catastrophes for the three months ended September 30, 2012 were primarily attributable to Hurricane Isaac and a U.S. multi-day straight line wind and thunderstorm event referred to as PCS Catastrophe 83.  These net losses were partially offset by a decrease in estimates of first and second quarter 2012 net losses from major catastrophes.  The first and second quarter 2012 losses from major catastrophes related to PCS Catastrophes 66 and 67, tornado and hailstorm events in Kentucky and Tennessee that occurred in February and March 2012, as well as PCS Catastrophe 74, severe weather, including a tornado and hailstorm event in Missouri, Illinois, Kentucky, Texas and Indiana, that occurred in April 2012.

Underwriting income related to our 2013 North American crop business was $1.9 million for the three months ended September 30, 2013, and the underwriting loss related to our 2012 North American crop business, as a result of the severe drought conditions in the United States, was $17.6 million for the three months ended September 30, 2012.

Net Premiums Written and Earned

The Property and Marine segment generated 42.9% and 44.4% of our net premiums written for the three months ended September 30, 2013 and 2012, respectively.

Gross premiums written increased by $2.8 million, and by $5.1 million excluding reinstatement premiums written related to major catastrophes, for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012.  The increase in gross premiums written, excluding reinstatement premiums, was primarily due to one new contract in the North American property proportional class partially offset by a decrease in the North American crop class for the three months ended September 30, 2013 as compared with the same period in 2012.

Ceded premiums written increased by $8.5 million for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012.  The increase in ceded premiums written was due to an increase in our purchase of retrocessional coverage on catastrophe business.

Net premiums earned decreased by $6.8 million for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012, primarily as a result of decreases in net premiums written in prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

Net losses and LAE increased by $1.5 million for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012.  The increase in net losses and LAE was due to a decrease in net favorable loss development and an increase in net losses from current year major catastrophes in 2013.  These changes were almost entirely offset by an improvement in our underwriting result in our North American crop class.

Current Year Major Catastrophe Losses

Net losses from current year major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 20.4 points and 12.9 points for the three months ended September 30, 2013 and 2012, respectively.

The following table sets forth the components of pre-tax net losses from 2013 major catastrophes for the three months ended September 30, 2013 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
German hailstorms	$(15,692)	$33	$(15,659)
Decrease in Second Quarter 2013 Catastrophe Estimates:
Floods in central and eastern Europe	2,737	(2)	2,735
PCS Catastrophe 14	1,684	6	1,690
Total	$(11,271)	$37	$(11,234)

The following table sets forth the components of pre-tax net losses from 2012 major catastrophes for the three months ended September 30, 2012 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
PCS Catastrophe 83	$(6,736)	$1,107	$(5,629)
Hurricane Isaac	(3,101)	324	(2,777)
Decrease in First and Second Quarter 2012 Catastrophe Estimates:
PCS Catastrophes 66 and 67	1,096	398	1,494
PCS Catastrophe 74	81	427	508
Total	$(8,660)	$2,256	$(6,404)

Any development of losses related to 2012 major catastrophes subsequent to December 31, 2012 is included in prior years’ loss development in the major catastrophes class of business for the three months ended September 30, 2013.

Prior Years’ Loss Development

Net favorable loss development was $1.4 million and $20.8 million for the three months ended September 30, 2013 and 2012, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 3.4 points and 33.1 points for the three months ended September 30, 2013 and 2012, respectively.  Net favorable loss development for the three months ended September 30, 2013 and 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended September 30, 2013 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
Marine, aviation and satellite	$2,531	$(73)	$(81)	$2,377
Property proportional	2,109	(44)	-	2,065
Catastrophe excess-of-loss (non-major events)	1,396	(13)	14	1,397
Major catastrophes	(3,817)	(9)	45	(3,781)
Other	(802)	(23)	809	(16)
Total	$1,417	$(162)	$787	$2,042

Net favorable development in the marine, aviation and satellite class arose from most prior underwriting years.  Net favorable development in the property proportional class arose primarily from international business in the 2012 underwriting year.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2012 underwriting year.  Net unfavorable development in the major catastrophes class arose primarily from a marine loss related to Hurricane Ike partially offset by net favorable development on various other events.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended September 30, 2012 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
Major catastrophes	$11,281	$(13)	$(648)	$10,620
Catastrophe excess-of-loss (non-major events)	5,122	287	105	5,514
Property per risk	1,878	18	391	2,287
Marine, aviation and satellite	2,334	107	(224)	2,217
Other	198	49	-	247
Total	$20,813	$448	$(376)	$20,885

Net favorable development in the major catastrophes class arose primarily from the Tohoku earthquake.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from international business in the 2011 underwriting year.  Net favorable development in the property per risk class arose primarily from North American business in the 2007 underwriting year.  Net favorable development in the marine, aviation and satellite class arose from most prior underwriting years with a change in loss development patterns contributing $0.8 million to the net favorable development.

Calendar Year Losses – Excluding Current Year Major Catastrophes and Prior Years’ Loss Development

Calendar year losses, excluding current year major catastrophes and prior years’ loss development, were $18.5 million and $38.9 million for the three months ended September 30, 2013 and 2012, respectively.  The calendar year loss ratios, excluding current year major catastrophes and prior years’ loss development, were 34.0% and 65.0% for the three months ended September 30, 2013 and 2012, respectively.  The decrease in calendar year losses and the loss ratios, excluding current year major catastrophes and prior years’ loss development, resulted primarily from underwriting income in our North American crop business in 2013 as compared with an underwriting loss for the same period in 2012.  Underwriting income related to our 2013 North American crop business was $1.9 million for the three months ended September 30, 2013, and the underwriting loss related to our 2012 North American crop business, as a result of the severe drought conditions in the United States, was $17.6 million for the three months ended September 30, 2012.  The calendar year loss ratios, excluding current year major catastrophes, prior years’ loss development and the underwriting results from our North American crop business, were 38.7% and 40.8% for the three months ended September 30, 2013 and 2012, respectively.  Calendar year losses and related loss ratios were also impacted by changes in the mix of business.

Net Acquisition Expenses

Net acquisition expenses and related net acquisition expense ratios were $9.7 million and 17.6%, respectively, for the three months ended September 30, 2013 and $7.1 million and 11.4%, respectively, for the three months ended September 30, 2012.  The increase in net acquisition expenses and the net acquisition expense ratio for the three months ended September 30, 2013 as compared with the same period in 2012 was primarily due to one new contract in the property proportional class that has a higher acquisition expense ratio than the remainder of the segment.  Net acquisition expenses and related net acquisition expense ratios were also impacted by other changes in the mix of business.

Other Underwriting Expenses

Other underwriting expenses were $7.7 million for both the three months ended September 30, 2013 and 2012, respectively.

Casualty

The following table sets forth underwriting results, ratios and the period over period change for the Casualty segment for the three months ended September 30, 2013 and 2012 ($ in thousands):

	Three Months Ended September 30,
	2013	2012	Increase (decrease)
Net premiums written	$69,992	$72,358	$(2,366)
Net premiums earned	72,543	70,326	2,217
Net losses and LAE	10,242	14,358	(4,116)
Net acquisition expenses	19,067	16,710	2,357
Other underwriting expenses	5,727	5,662	65
Casualty segment underwriting income	$37,507	$33,596	$3,911

Underwriting ratios:
Net loss and LAE	14.1%	20.4%	(6.3) points
Net acquisition expense	26.3%	23.8%	2.5 points
Other underwriting expense	7.9%	8.1%	(0.2) points
Combined	48.3%	52.3%	(4.0) points

The Casualty segment underwriting income increased by $3.9 million for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012.  Net favorable development was $39.1 million and $40.3 million for the three months ended September 30, 2013 and 2012, respectively.

Net Premiums Written and Earned

The Casualty operating segment generated 50.8% and 49.6% of our net premiums written for the three months ended September 30, 2013 and 2012, respectively.

Net premiums written decreased by $2.4 million for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012.  The decrease in net premiums written relates primarily to the North American casualty excess-of-loss classes.

Net premiums earned increased by $2.2 million for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012.  Net premiums written and earned were impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

Net losses and LAE decreased by $4.1 million for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012, primarily due to lower calendar year losses excluding prior years’ loss development.

Prior Years’ Loss Development

Net favorable loss development was $40.1 million and $40.0 million for the three months ended September 30, 2013 and 2012, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 55.6 points and 57.3 points for the three months ended September 30, 2013 and 2012, respectively.  Net favorable loss development for the three months ended September 30, 2013 and 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  In addition, we regularly review and update our initial expected loss ratios and loss development patterns based on our loss experience and these updates resulted in net favorable loss development in several classes of business.  The net loss and LAE ratios were also impacted by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended September 30, 2013 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
North American claims made	$18,070	$(737)	$-	$17,333
North American umbrella	17,030	3	-	17,033
International casualty	2,616	(2)	159	2,773
North American clash	2,415	4	11	2,430
North American occurrence	838	5	125	968
Financial lines	(2,057)	(58)	18	(2,097)
Other	1,185	(510)	-	675
Total	$40,097	$(1,295)	$313	$39,115

Net favorable development in the North American claims made class arose primarily from the 2004 through 2012 underwriting years, partially offset by net unfavorable development from the 2003 and 2008 underwriting years.  A change in initial expected loss ratios contributed $4.6 million to the net favorable development.  Net favorable development in the North American umbrella class arose primarily from the 2006 through 2011 underwriting years, partially offset by net unfavorable development from the 2005 underwriting year.  A change in initial expected loss ratios contributed $8.9 million to the net favorable development.  Net favorable development in the international casualty class arose primarily from the 2007, 2010 and 2011 underwriting years.  Net favorable development in the North American clash class arose primarily from the 2009 underwriting year.  Net favorable development in the North American occurrence class arose primarily from the 2007 through 2012 underwriting years partially offset by unfavorable development from the 2002 and 2010 underwriting years. A change in initial expected loss ratios contributed $0.6 million to the net favorable development.  Net unfavorable development in the financial lines class arose primarily from political risk losses from the 2005 and 2008 underwriting years.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended September 30, 2012 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
North American claims made	$22,278	$(94)	$-	$22,184
North American umbrella	13,233	4	-	13,237
Financial lines	6,393	(86)	(150)	6,157
North American occurrence	(1,579)	(48)	22	(1,605)
Other	(370)	169	545	344
Total	$39,955	$(55)	$417	$40,317

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

Calendar Year Losses – Excluding Prior Years’ Loss Development

Calendar year losses, excluding prior years’ loss development, were $50.3 million and $54.3 million for the three months ended September 30, 2013 and 2012, respectively.  The calendar year loss ratios, excluding prior years’ loss development, were 69.7% and 77.7% for the three months ended September 30, 2013 and 2012, respectively.  The decrease in calendar year losses and the loss ratios, excluding prior years’ loss development, was primarily due to a lower loss ratio in the financial lines class in 2013 as compared with the same period in 2012.  During the quarter, we also lowered our initial expected loss ratio estimates in the current year for several North American casualty classes as a result of better than expected historical loss experience.  Calendar year losses and related loss ratios, excluding prior years’ loss development, were also impacted by changes in the mix of business.

Net Acquisition Expenses

Net acquisition expenses and related net acquisition expense ratios were $19.1 million and 26.3%, respectively, for the three months ended September 30, 2013 and $16.7 million and 23.8%, respectively, for the three months ended September 30, 2012.  The increase in net acquisition expenses and the net acquisition expense ratio for the three months ended September 30, 2013 as compared with the same period in 2012 was the result of increased ceding commissions related to prior years’ loss development and changes in the mix of business.

Other Underwriting Expenses

Other underwriting expenses were $5.7 million for both the three months ended September 30, 2013 and 2012, respectively.

Finite Risk

The following table sets forth underwriting results, ratios and the period over period change for the Finite Risk segment for the three months ended September 30, 2013 and 2012 ($ in thousands):

	Three Months Ended September 30,
	2013	2012	Increase (decrease)
Net premiums written	$8,737	$8,745	$(8)
Net premiums earned	7,690	6,362	1,328
Net losses and LAE	5,561	3,969
Net acquisition expenses	1,909	2,380
Net losses, LAE and acquisition expenses	7,470	6,349	1,121
Other underwriting expenses	342	289	53
Finite Risk segment underwriting income (loss)	$(122)	$(276)	$154

Underwriting ratios:
Net loss and LAE	72.3%	62.4%
Net acquisition expense	24.8%	37.4%
Net loss, LAE and acquisition expense	97.1%	99.8%	(2.7) points
Other underwriting expense	4.4%	4.5%	(0.1) points
Combined	101.5%	104.3%	(2.8) points

During the three months ended September 30, 2013 and 2012, the in-force Finite Risk portfolio consisted of one contract and we expect minor activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

Net Premiums Written and Earned

The Finite Risk segment generated 6.3% and 6.0% of our net premiums written for the three months ended September 30, 2013 and 2012, respectively.

The increase in net premiums earned for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012 was primarily attributable to increases in the subject premium basis on the single contract currently in-force in 2013 as compared with the same period in 2012.

Net Losses, LAE and Acquisition Expenses

Net losses, LAE and acquisition expenses increased by $1.1 million for the three months ended September 30, 2013 as compared with the three months ended September 30, 2012, primarily due to an increase in net premiums earned.  Net favorable development was $0.1 million for both the three months ended September 30, 2013 and 2012, respectively.

Non-Underwriting Results

Net Investment Income

Net investment income was $17.8 million and $23.2 million for the three months ended September 30, 2013 and 2012, respectively.  Net investment income decreased during the three months ended September 30, 2013, as compared with the same period in 2012 primarily due to a decrease in the average book yield for the portfolio of total investments and cash and cash equivalents from 2.4% in the third quarter of 2012 to 2.0% in the third quarter of 2013.  The decrease in the average book yield reflected sales, maturities and paydowns and the prevailing low interest rate environment.  We continue to retain a high proportion of cash in our portfolio in order to manage the overall duration and provide ample liquidity.

Contributing to the decrease in net investment income was a reduction of approximately $392.8 million in the average book value of our investments and cash and cash equivalents for the three months ended September 30, 2013 as compared with the same period in 2012, primarily due to share repurchases and negative operating cash flows over the last twelve months.

Net Realized Gains or Losses on Investments

Net realized losses on investments were $0.3 million for the three months ended September 30, 2013 and net realized gains on investments were $23.0 million for the three months ended September 30, 2012.  Net realized losses for the three months ended September 30, 2013 reflected the net negative impact from fair value adjustments on trading securities related to non-U.S. government securities.

Sales of investments resulted in net realized gains of $23.0 million for the three months ended September 30, 2012 and included $16.7 million of net realized gains from the sale of municipal bonds, $3.7 million of net realized gains from the sale of corporate bonds and $2.3 million of net realized gains from the sale of commercial mortgage-backed securities (“CMBS”).

Net Impairment Losses on Investments

Net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.

Net impairment losses on investments were $0.1 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively.  The net impairment losses recorded for the three months ended September 30, 2013 related to non-agency residential mortgage-backed securities (“RMBS”) and sub-prime asset backed securities (“ABS”).  The net impairment losses recorded for the three months ended September 30, 2012 related substantially all to non-agency RMBS.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended September 30, 2013 and 2012 ($ in thousands):

	Three Months Ended
	September 30,
	2013	2012
Other income (expense)	$1,426	$(96)
Operating expenses not allocated to segments	(6,856)	(6,354)
Net foreign currency exchange (losses) gains	(487)	(541)
Interest expense	(4,782)	(4,775)
Other expenses	$(10,699)	$(11,766)

Other income (expense) includes changes in the fair value of our reinsurance deposit assets.  Income from our reinsurance deposit assets was $1.2 million for the three months ended September 30, 2013.  We had no reinsurance deposit assets during the three months ended September 30, 2012.

Operating expenses not allocated to underwriting segments were $6.9 million and $6.4 million for the three months ended September 30, 2013 and 2012, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.

Interest expense was $4.8 million for both the three months ended September 30, 2013 and 2012 and related to our $250.0 million of debt obligations.

Income Taxes

Income tax expense was $15.1 million and $2.6 million for the three months ended September 30, 2013 and 2012, respectively.  Our effective tax rate was 28.3% and 2.9% for the three months ended September 30, 2013 and 2012, respectively.

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

Pre-tax income was $11.6 million and $41.8 million in our Bermuda and U.S. companies, respectively, for the three months ended September 30, 2013.  Pre-tax income was $79.9 million and $7.5 million in our Bermuda and U.S. companies, respectively, for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 as Compared with the Nine Months Ended September 30, 2012

Net income and diluted earnings per common share for the nine months ended September 30, 2013 and 2012 were as follows ($ and amounts in thousands, except diluted earnings per common share):

	Nine Months Ended
	September 30,
	2013	2012
Underwriting income	$152,517	$104,400
Net investment income	54,110	77,916
Net realized gains on investments	24,698	70,299
Net impairment losses on investments	(2,002)	(2,882)
Other revenues (expenses)	(30,326)	(33,475)
Income before income taxes	198,997	216,258
Income tax expense	(24,342)	(10,575)
Net income	$174,655	$205,683
Weighted average shares outstanding for diluted earnings per common share	30,949	34,286
Diluted earnings per common share	$5.63	$5.98

Underwriting Results

Net underwriting income was $152.5 million and $104.4 million for the nine months ended September 30, 2013 and 2012, respectively.  The change in the net underwriting result was due primarily to an increase in net favorable development, a decrease in net losses from current year major catastrophes and underwriting income in our North American crop class as compared with underwriting losses in the same period in 2012.

Net favorable development was $139.9 million and $112.3 million for the nine months ended September 30, 2013 and 2012, respectively.  Net losses from current year major catastrophes were $29.8 million and $35.8 million for the nine months ended September 30, 2013 and 2012, respectively.

The underwriting result related to our North American crop business improved to underwriting income of $1.7 million for the nine months ended September 30, 2013, from an underwriting loss of $17.6 million for the nine months ended September 30, 2012.

The following discussion and analysis reviews our underwriting results by operating segment.

Property and Marine

The following table sets forth underwriting results, ratios and the period over period change for the Property and Marine segment for the nine months ended September 30, 2013 and 2012 ($ in thousands):

	Nine Months Ended September 30,
	2013	2012	Increase (decrease)
Gross premiums written	$186,287	$195,110	$(8,823)
Ceded premiums written	10,341	386	9,955
Net premiums written	175,946	194,724	(18,778)
Net premiums earned	165,811	186,066	(20,255)
Net losses and LAE	35,426	85,380	(49,954)
Net acquisition expenses	27,624	25,034	2,590
Other underwriting expenses	22,493	21,950	543
Property and Marine segment underwriting income	$80,268	$53,702	$26,566

Underwriting ratios:
Net loss and LAE	21.4%	45.9%	(24.5) points
Net acquisition expense	16.7%	13.5%	3.2 points
Other underwriting expense	13.6%	11.8%	1.8 points
Combined	51.7%	71.2%	(19.5) points

The Property and Marine segment underwriting result improved by $26.6 million for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012, primarily due to an increase in net favorable development, a decrease in net losses from current year major catastrophes and underwriting income in our North American crop class as compared with an underwriting loss in the same period in 2012.

Net favorable development was $54.4 million and $43.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Net losses from current year major catastrophes were $29.8 million and $35.8 million for the nine months ended September 30, 2013 and 2012, respectively.  Net losses from 2013 major catastrophes for the nine months ended September 30, 2013 were attributable to German hailstorms, floods in central and eastern Europe and PCS Catastrophe 14.  Net losses from 2012 major catastrophes for the nine months ended September 30, 2012 were attributable to PCS Catastrophes 66 and 67, PCS Catastrophe 74, PCS Catastrophe 83 and Hurricane Isaac.

Underwriting income related to our 2013 North American crop business was $1.7 million for the nine months ended September 30, 2013, and the underwriting loss related to our 2012 North American crop business, as a result of the severe drought conditions in the United States, was $17.6 million for the nine months ended September 30, 2012.

Net Premiums Written and Earned

The Property and Marine segment generated 42.0% and 45.2% of our net premiums written for the nine months ended September 30, 2013 and 2012, respectively.

Gross premiums written decreased by $8.8 million, and by $5.9 million excluding reinstatement premiums written related to major catastrophes, for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012.  The decrease in gross premiums written was primarily due to decreases in the crop class partially offset by one new contract in the North American property proportional class for the nine months ended September 30, 2013 as compared with the same period in 2012.  Gross premiums written were also impacted by fewer opportunities that met our underwriting standards.

Ceded premiums written increased by $10.0 million for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012.  The increase in ceded premiums written was due to an increase in our purchase of retrocessional coverage on catastrophe business.

Net premiums earned decreased by $20.3 million for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

Net losses and LAE decreased by $50.0 million for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012.  The decrease in net losses and LAE was primarily due to an increase in net favorable loss development, a decrease in net losses from current year major catastrophes and an improvement in our underwriting result in our North American crop class.

Current Year Major Catastrophe Losses

Net losses from current year major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 18.9 points and 21.0 points for nine months ended September 30, 2013 and 2012, respectively.

The following table sets forth the components of pre-tax net losses from 2013 major catastrophes for the nine months ended September 30, 2013 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
German hailstorms	$(15,692)	$33	$(15,659)
Floods in central and eastern Europe	(13,445)	1,525	(11,920)
PCS Catastrophe 14	(2,238)	17	(2,221)
Total	$(31,375)	$1,575	$(29,800)

The following table sets forth the components of pre-tax net losses from 2012 major catastrophes for the nine months ended September 30, 2012 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
PCS Catastrophes 66 and 67	$(20,706)	$2,569	$(18,137)
PCS Catastrophe 74	(9,764)	526	(9,238)
PCS Catastrophe 83	(6,736)	1,107	(5,629)
Hurricane Isaac	(3,101)	324	(2,777)
Total	$(40,307)	$4,526	$(35,781)

During the course of 2012, we revised our estimates of pre-tax losses for the above 2012 major catastrophe events.  At December 31, 2012, our estimates of pre-tax net losses were $17.5 million for PCS Catastrophes 66 and 67, $8.7 million for PCS Catastrophe 74, $6.0 million for PCS Catastrophe 83 and $1.5 million for Hurricane Isaac.  Any development of losses related to these major catastrophes subsequent to December 31, 2012 is included in prior years’ loss development in the major catastrophes class of business for the nine months ended September 30, 2013.

Prior Years’ Loss Development

Net favorable loss development was $57.5 million and $39.3 million for the nine months ended September 30, 2013 and 2012, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 33.6 points and 22.6 points for the nine months ended September 30, 2013 and 2012, respectively.  Net favorable loss development for the nine months ended September 30, 2013 and 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the nine months ended September 30, 2013 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
Major catastrophes	$35,782	$(40)	$(4,038)	$31,704
Property per risk	6,932	67	805	7,804
Catastrophe excess-of-loss (non-major events)	6,687	112	(144)	6,655
Marine, aviation and satellite	3,538	167	115	3,820
Property proportional	2,499	(227)	-	2,272
Crop	2,063	44	-	2,107
Total	$57,501	$123	$(3,262)	$54,362

Net favorable development in the major catastrophes class arose primarily from Hurricane Sandy and the Tohoku earthquake, partially offset by net unfavorable development on a marine loss related to Hurricane Ike.  Net favorable development in the property per risk class arose primarily from the 2012 underwriting year.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2010 through 2012 underwriting years.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2005 through 2008 and 2012 underwriting years.  Net favorable development in the property proportional class arose primarily from the 2010 through 2012 underwriting years, partially offset by net unfavorable development from the 2008 and prior underwriting years. Net favorable development in the crop class arose primarily from the 2012 underwriting year.

The following table sets forth the net favorable (unfavorable) development by class of business for the nine months ended September 30, 2012 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
Major catastrophes	$13,572	$(37)	$29	$13,564
Catastrophe excess-of-loss (non-major events)	10,902	279	382	11,563
Property per risk	8,227	(6)	1,726	9,947
Marine, aviation and satellite	3,068	4	1,972	5,044
Property proportional	2,997	(108)	-	2,889
Other	536	9	-	545
Total	$39,302	$141	$4,109	$43,552

Net favorable development in the major catastrophes class arose primarily from the Tohoku earthquake.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2010 and 2011 underwriting years.  Net favorable development in the property per risk class arose from the 2006 through 2010 underwriting years.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2006 through 2008 underwriting years with a change in loss development patterns contributing $0.8 million to the net favorable development.  Net favorable development in the property proportional class arose primarily from the 2008 through 2010 underwriting years.

Calendar Year Losses – Excluding Current Year Major Catastrophes and Prior Years’ Loss Development

Calendar year losses, excluding current year major catastrophes and prior years’ loss development, were $61.6 million and $84.4 million for the nine months ended September 30, 2013 and 2012, respectively.  The calendar year loss ratios, excluding current year major catastrophes and prior years’ loss development, were 36.7% and 47.6% for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in calendar year losses and related loss ratios, excluding current year major catastrophes and prior years’ loss development, resulted primarily from underwriting income in our North American crop business in 2013 as compared with an underwriting loss for the same period in 2012.  Underwriting income related to our 2013 North American crop business was $1.7 million for the nine months ended September 30, 2013, and the underwriting loss related to our 2012 North American crop business, as a result of the severe drought conditions in the United States, was $17.6 million for the nine months ended September 30, 2012.  The calendar year loss ratios, excluding current year major catastrophes, prior years’ loss development and the underwriting result from our North American crop business, were 39.2% and 42.2% for the nine months ended September 30, 2013 and 2012, respectively.  Calendar year losses and related loss ratios were also impacted by changes in the mix of business.

Net Acquisition Expenses

Net acquisition expenses and related net acquisition expense ratios were $27.6 million and 16.7%, respectively, for the nine months ended September 30, 2013 and $25.0 million and 13.5%, respectively, for the nine months ended September 30, 2012.  The increase in net acquisition expenses and the net acquisition expense ratio for the nine months ended September 30, 2013 as compared with the same period in 2012 was primarily due to one new contract in the property proportional class that has a higher acquisition expense ratio than the remainder of the segment.  Net acquisition expenses and related net acquisition expense ratios were also impacted by other changes in the mix of business.

Other Underwriting Expenses

Other underwriting expenses were $22.5 million and $22.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Casualty

The following table sets forth underwriting results, ratios and the period over period change for the Casualty segment for the nine months ended September 30, 2013 and 2012 ($ in thousands):

	Nine Months Ended September 30,
	2013	2012	Increase (decrease)
Net premiums written	$220,547	$219,436	$1,111
Net premiums earned	218,967	221,838	(2,871)
Net losses and LAE	75,243	101,245	(26,002)
Net acquisition expenses	53,384	52,572	812
Other underwriting expenses	17,120	16,323	797
Casualty segment underwriting income	$73,220	$51,698	$21,522

Underwriting ratios:
Net loss and LAE	34.4%	45.6%	(11.2) points
Net acquisition expense	24.4%	23.7%	0.7 points
Other underwriting expense	7.8%	7.4%	0.4 points
Combined	66.6%	76.7%	(10.1) points

The Casualty segment underwriting income increased by $21.5 million for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012, primarily due to an increase in net favorable development.  Net favorable development was $85.7 million and $68.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Net Premiums Written and Earned

The Casualty segment generated 52.6% and 50.9% of our net premiums written for the nine months ended September 30, 2013 and 2012, respectively.

Net premiums written increased by $1.1 million for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012.  Net premiums written for the nine months ended September 30, 2013 and 2012 were impacted by increases to prior years’ premium estimates of $29.3 million and $30.0 million, respectively. Excluding the impact of increases to prior years’ premium estimates, net premiums written increased by $1.8 million.

Net premiums earned decreased by $2.9 million for the nine months ended September 30, 2013  as compared with the nine months ended September 30, 2012.  Net premiums earned for the nine months ended September 30, 2013 and 2012 were impacted by increases to prior years’ premium estimates of $17.6 million and $20.6 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums earned increased by $0.1 million. Net premiums written and earned were impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

Net losses and LAE decreased by $26.0 million for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012, primarily due to an increase in net favorable loss development.  In addition, calendar year losses excluding prior years’ loss development were lower.

Prior Years’ Loss Development

Net favorable loss development was $85.7 million and $67.7 million for the nine months ended September 30, 2013 and 2012, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 39.2 points and 31.2 points for the nine months ended September 30, 2013 and 2012, respectively.  Net favorable loss development for the nine months ended September 30, 2013 and 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  In addition, we regularly review and update our initial expected loss ratios and loss development patterns based on our loss experience and these updates resulted in net favorable loss development in several classes of business.  The net loss and LAE ratios were also impacted by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development by class of business for the nine months ended September 30, 2013 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
North American claims made	$40,117	$(843)	$61	$39,335
North American umbrella	33,917	466	-	34,383
International casualty	3,831	(9)	(105)	3,717
North American clash	3,564	16	21	3,601
Accident and health	2,879	(74)	-	2,805
North American occurrence	1,182	586	248	2,016
Other	175	(291)	(21)	(137)
Total	$85,665	$(149)	$204	$85,720

Net favorable development in the North American claims made class arose primarily from the 2004 through 2012 underwriting years, partially offset by net unfavorable development from the 2003 underwriting year.  A change in initial expected loss ratios contributed $4.6 million to the net favorable development.  Net favorable development in the North American umbrella class arose from all prior underwriting years.  A change in initial expected loss ratios contributed $8.9 million to the net favorable development.  Net favorable development in the international casualty class arose from most prior underwriting years, partially offset by net unfavorable development from the 2002 and 2008 underwriting years.  A change in the loss development pattern in the 2002 underwriting year contributed $1.6 million of the net unfavorable development.  Net favorable development in the North American clash class arose primarily from the 2007 through 2009 underwriting years.  Net favorable development in the accident and health class arose primarily from the 2009 through 2011 underwriting years.  Net favorable development in the North American occurrence class arose primarily from the 2007 through 2012 underwriting years, partially offset by net unfavorable development from the 2006 and prior underwriting years.  A change in initial expected loss ratios contributed $0.6 million to the net favorable development.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2012 by class of business ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
North American claims made	$42,864	$(1,478)	$739	$42,125
North American umbrella	23,845	430	-	24,275
Financial lines	5,676	(369)	460	5,767
North American occurrence	2,842	(192)	41	2,691
Accident and health	933	552	-	1,485
International casualty	(8,219)	74	295	(7,850)
Other	(258)	(32)	441	151
Total	$67,683	$(1,015)	$1,976	$68,644

Net favorable development in the North American claims made class arose primarily from the 2004 through 2009 underwriting years with a change in loss development patterns contributing $4.6 million to the net favorable development.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2007 underwriting years with a change in loss development patterns contributing $9.6 million to the net favorable development.  Net favorable development in the financial lines class arose primarily from the 2006 and 2010 underwriting years.  Net favorable development in the North American occurrence class arose primarily from the 2002, 2003 and 2007 underwriting years, partially offset by net unfavorable development from the 2004 through 2006 underwriting years. The net unfavorable development included a change in loss development patterns of $0.8 million.  Net favorable development in the accident and health class arose primarily from the 2009 and 2010 underwriting years.  Net unfavorable development in the international casualty class arose primarily from the 2006, 2008 and 2010 underwriting years. The 2006 underwriting year was impacted by an increase in medical malpractice claims. The 2008 underwriting year was impacted by an increase in claims related to the credit crisis arising from the financial institutions business and liability arising from Australian wildfires. The 2010 underwriting year was impacted by a claim related to a power plant in Thailand.

Calendar Year Losses – Excluding Prior Years’ Loss Development

Calendar year losses, excluding prior years’ loss development, were $160.9 million and $168.9 million for the nine months ended September 30, 2013 and 2012, respectively.  The calendar year loss ratios, excluding prior years’ loss development, were 73.6% and 76.8% for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in calendar year losses and the loss ratios, excluding prior years’ loss development, was primarily due to lower initial expected loss ratio estimates in the current year for several North American casualty classes as we lowered our estimates as a result of better than expected historical loss experience.  Also, there was a lower loss ratio in the financial lines class in 2013 as compared with the same period in 2012.  Calendar year losses and related loss ratios, excluding prior years’ loss development, were also impacted by changes in the mix of business.

Net Acquisition Expenses

Net acquisition expenses and related net acquisition expense ratios were $53.4 million and 24.4%, respectively, for the nine months ended September 30, 2013 and $52.6 million and 23.7%, respectively, for the nine months ended September 30, 2012.  The increase in net acquisition expenses and the net acquisition expense ratio for the nine months ended September 30, 2013 as compared with the same period in 2012 was the result of changes in the mix of business.

Other Underwriting Expenses

Other underwriting expenses were $17.1 million and $16.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Finite Risk

The following table sets forth underwriting results, ratios and the period over period change for the Finite Risk segment for the nine months ended September 30, 2013 and 2012 ($ in thousands):

	Nine Months Ended September 30,
	2013	2012	Increase (decrease)
Net premiums written	$22,540	$16,939	$5,601
Net premiums earned	20,368	13,971	6,397
Net losses and LAE	10,138	4,805
Net acquisition expenses	10,199	9,419
Net losses, LAE and acquisition expenses	20,337	14,224	6,113
Other underwriting expenses	1,002	747	255
Finite Risk segment underwriting income (loss)	$(971)	$(1,000)	$29

Underwriting ratios:
Net loss and LAE	49.8%	34.4%
Net acquisition expense	50.1%	67.4%
Net loss, LAE and acquisition expense	99.9%	101.8%	(1.9) points
Other underwriting expense	4.9%	5.3%	(0.4) points
Combined	104.8%	107.1%	(2.3) points

During the nine months ended September 30, 2013 and 2012, the in-force Finite Risk portfolio consisted of one contract and we expect minor activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

Net Premiums Written and Earned

The Finite Risk segment generated 5.4% and 3.9% of our net premiums written for the nine months ended September 30, 2013 and 2012, respectively.

The increases in net premiums written and net premiums earned for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012 were primarily attributable to increases in the subject premium basis on the single contract currently in-force in 2013 as compared with the same period in 2012.

Net Losses, LAE and Acquisition Expenses

Net losses, LAE and acquisition expenses increased by $6.1 million for the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012, primarily due to an increase in net premiums earned.  Net unfavorable development was $0.2 million for the nine months ended September 30, 2013 and net favorable development was $0.1 million for the nine months ended September 30, 2012.

Non-Underwriting Results

Net Investment Income

Net investment income was $54.1 million and $77.9 million for the nine months ended September 30, 2013 and 2012, respectively.  Net investment income decreased during the nine months ended September 30, 2013, as compared with the same period in 2012 primarily due to a decrease in the average book yield for the portfolio of total investments and cash and cash equivalents from 2.7% in the first nine months of 2012 to 2.0% in the first nine months of 2013.  The decrease in the average book yield reflected sales, maturities and paydowns and the prevailing low interest rate environment.  We continue to retain a high proportion of cash in our portfolio in order to manage the overall duration and provide ample liquidity.

Contributing to the decrease in net investment income was a reduction of approximately $302.0 million in the average book value of our investments and cash and cash equivalents for the nine months ended September 30, 2013 as compared with the same period in 2012, primarily due to share repurchases and negative operating cash flows over the last twelve months.

Net Realized Gains on Investments

Net realized gains on investments were $24.7 million and $70.3 million for the nine months ended September 30, 2013 and 2012, respectively.  Sales of investments resulted in net realized gains of $27.2 million for the nine months ended September 30, 2013, and included $18.3 million of net realized gains from the sale of municipal bonds, $6.1 million of net realized gains from the sale of corporate bonds and $2.5 million of net realized gains from the sale of CMBS. Also included in net realized gains for the nine months ended September 30, 2013 was a net negative impact from fair value adjustments on trading securities of $2.5 million related to non-U.S. government securities.

Sales of investments resulted in net realized gains of $70.9 million for the nine months ended September 30, 2012 and included $58.0 million of net realized gains from the sale of municipal bonds, $8.3 million of net realized gains from the sale of corporate bonds and $3.3 million of net realized gains from the sale of CMBS. The net negative impact from fair value adjustments on trading securities of $0.6 million for the nine months ended September 30, 2012 was related to non-U.S. government securities.

Net Impairment Losses on Investments

Net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.

Net impairment losses on investments were $2.0 million and $2.9 million for the nine months ended September 30, 2013 and 2012, respectively.  The net impairment losses recorded for the nine months ended September 30, 2013 included $1.4 million related to non-agency RMBS and $0.6 million related to sub-prime ABS.  The net impairment losses recorded for the nine months ended September 30, 2012 related substantially all to non-agency RMBS.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the nine months ended September 30, 2013 and 2012 ($ in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Other income (expense)	$2,503	$(766)
Operating expenses not allocated to segments	(19,080)	(17,625)
Net foreign currency exchange (losses) gains	592	(763)
Interest expense	(14,341)	(14,321)
Other expenses	$(30,326)	$(33,475)

Other income (expense) includes changes in the fair value of our reinsurance deposit assets.  Income from our reinsurance deposit assets was $2.5 million for the nine months ended September 30, 2013.  We had no reinsurance deposit assets during the nine months ended September 30, 2012.

Operating expenses not allocated to underwriting segments were $19.1 million and $17.6 million for the nine months ended September 30, 2013 and 2012, respectively, and related to costs such as compensation and other corporate expenses associated with operating as a publicly-traded company.  The increase was primarily due to higher performance-based compensation accruals in 2013 as compared with the same period in 2012.

Interest expense was $14.3 million for both the nine months ended September 30, 2013 and 2012, respectively, and related to our $250.0 million of debt obligations.

Income Taxes

Income tax expense was $24.3 million and $10.6 million for the nine months ended September 30, 2013 and 2012, respectively.  Our effective tax rate was 12.2% and 4.9% for the nine months ended September 30, 2013 and 2012, respectively.

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

Pre-tax income was $120.2 million and $78.8 million in our Bermuda and U.S. companies, respectively, for the nine months ended September 30, 2013.  Pre-tax income was $175.4 million and $41.1 million in our Bermuda and U.S. companies, respectively, for the nine months ended September 30, 2012.

Financial Condition

The following discussion of financial condition, liquidity and capital resources as of September 30, 2013 focuses only on material changes from December 31, 2012.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition,” in our 2012 Form 10-K.

Liquidity

Liquidity Requirements

Platinum Holdings is a holding company, the assets of which consist primarily of shares of its subsidiaries.  Platinum Holdings’ liquidity requirements, and those of Platinum Finance, include the payment of operating expenses, debt service obligations and income taxes.  Our reinsurance subsidiaries’ principal liquidity requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, income taxes and dividends to Platinum Holdings and Platinum Finance.  We consider the impact of dividends and other distributions from our reinsurance subsidiaries on their respective capital levels, which may impact the financial strength ratings assigned to our subsidiaries by A.M. Best Company, Inc. ("A.M. Best") and Standard & Poor's Ratings Services ("S&P").

Collateral Requirements of our Reinsurance Subsidiaries

Platinum Bermuda is not licensed, approved or accredited as a reinsurer in the United States and, therefore, under the terms of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid losses and LAE and unearned premiums in a form acceptable to state insurance commissioners.  Platinum Bermuda and Platinum US also provide reinsurance coverage in many international jurisdictions, several of which require us to provide collateral.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds held by ceding companies.  See “Sources of Liquidity – Credit Facilities” below for additional information on our credit facilities and the collateral required by us under these facilities.

Platinum Bermuda and Platinum US also have reinsurance and other contracts that require them to provide collateral to ceding companies when certain levels of assumed liabilities are attained.  Should certain events occur, such as a decline in our financial strength rating by A.M. Best or S&P below specified levels or a decline in statutory equity below specified amounts, the amount of collateral required may increase.  Some reinsurance contracts also have special termination provisions that permit early termination should certain events occur.  Investments of $58.9 million and cash and cash equivalents of $12.7 million were pledged to collateralize obligations under various reinsurance contracts as of September 30, 2013.

Other Liquidity Requirements

Platinum Holdings fully and unconditionally guarantees the outstanding $250.0 million of debt obligations of Platinum Finance.  Platinum Finance pays interest at a rate of 7.5% per annum on June 1 and December 1 of each year.

Platinum Holdings may also require cash to pay for share repurchases.  See “Capital Resources - Share and Debt Repurchases” below for additional discussion of share repurchases.

Sources of Liquidity

Platinum Holdings’ and Platinum Finance’s sources of liquidity include cash and cash equivalents, liquid investments, borrowings from our syndicated credit facility, the potential issuance of securities, and dividends and other distributions from subsidiaries.  Our reinsurance subsidiaries’ sources of liquidity consist primarily of cash and cash equivalents, inflows of cash from operations, proceeds from the sales, maturities and paydowns of investments and borrowings from our syndicated credit facility.

As of September 30, 2013, we had consolidated cash and cash equivalents of $1.6 billion, including $28.1 million at Platinum Holdings and $148.2 million at Platinum Finance.  We expect that Platinum Holdings’ and Platinum Finance’s liquidity needs for the next twelve months will be met by our cash and cash equivalents and available dividend capacity from our subsidiaries.  We expect that our reinsurance subsidiaries’ liquidity needs for the next twelve months will be met by our cash and cash equivalents, inflows of cash from operations, investment income and proceeds from the sales, maturities and paydowns of investments.

Cash Flows

The following table summarizes the cash provided by or used in our operating, investing and financing activities and the effect of foreign currency exchange rate changes on cash and cash equivalents for the nine months ended September 30, 2013 and 2012 ($ in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(14,098)	$(18,969)
Net cash provided by investing activities	161,414	1,002,491
Net cash used in financing activities	(294,561)	(115,216)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7,745)	1,863
Net increase (decrease) in cash and cash equivalents	(154,990)	870,169
Cash and cash equivalents at beginning of period	1,720,395	792,510
Cash and cash equivalents at end of period	$1,565,405	$1,662,679

Operating Activities

Net cash used in operating activities in both 2013 and 2012 was primarily due to the payment of losses and LAE and a reduction in premium volume as compared with prior years.  Our reinsurance subsidiaries generally have liquidity from underwriting activities as premiums are received in advance of the time losses are paid.  The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future.  However, due to the nature of our reinsurance operations, cash flows are affected by the amount and timing of actual claim payments that can vary based on many factors, including the severity of individual losses, changes in the legal environment, and general market conditions.  As a result of a reduction in premium volume and expected loss payments resulting from major catastrophe activity in the last three years, we anticipate that our operating cash flows will be negative for at least the next twelve months.

Investing Activities

Net cash provided by investing activities in both 2013 and 2012 was primarily due to sales, maturities and paydowns of fixed maturity available-for-sale securities and short-term investments, partially offset by the acquisition of fixed maturity available-for-sale securities and short-term investments.  We have increased our cash balance from investing activities to manage the overall duration of our portfolio and to provide ample liquidity.

Financing Activities

Net cash used in financing activities primarily related to repurchases of common shares of $302.8 million and $109.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Investments

As part of our investment strategy, we seek to establish a level of cash and liquid short-term and intermediate-term securities.  We believe our expected cash flows from our investment strategy will be adequate to meet our foreseeable liquidity requirements.  However, the ultimate amount and timing of claim payments could differ materially from our estimates and create significant variations in cash flows from operations between periods, which may require us to make payments from other sources of liquidity, such as sales of investments, borrowings from our syndicated credit facility or proceeds from capital market transactions.  If we need to sell investments to meet liquidity requirements, the sale of such investments may be at a material gain or loss.

Our investment portfolio consists primarily of diversified, high quality, predominantly investment-grade fixed maturity securities.  See Note 3 to the “Consolidated Financial Statements” in this Form 10-Q for discussion of the fair value measurements of our financial assets and liabilities.  The following table sets forth the fair values, net unrealized gains and losses and credit quality of our investments as of September 30, 2013 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Credit Quality
Fixed maturity available-for-sale securities:
U.S. Government	$4,809	$230	Aaa
Municipal bonds:
State general obligation bonds	871,520	38,709	Aa2
Essential service bonds	185,433	7,232	Aa3
Pre-refunded bonds	65,543	3,262	Aa2
State income tax and sales tax bonds	76,179	5,828	Aa1
Other municipal bonds	76,134	2,267	Aa2
Subtotal	1,274,809	57,298	Aa2
Non-U.S. governments	40,512	541	Aa1
Corporate bonds:
Industrial	154,096	1,641	Baa2
Utilities	57,669	739	Baa1
Insurance	19,077	1,627	Baa2
Subtotal	230,842	4,007	Baa2
Commercial mortgage-backed securities	88,104	4,834	Aa3
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	161,937	1,113	Aaa
Non-agency residential mortgage-backed securities	16,858	(980)	Caa2
Subtotal	178,795	133	Aa2
Asset-backed securities:
Asset-backed securities	13,529	(71)	Aaa
Sub-prime asset-backed securities	3,980	1,323	C
Subtotal	17,509	1,252	A2
Total fixed maturity available-for-sale securities	1,835,380	68,295	Aa3
Fixed maturity trading securities:
Non-U.S. governments	102,604	n/a	Aa1
Total fixed maturity trading securities	102,604	n/a	Aa1
Short-term investments:
Trading	73,635	n/a	Aaa
Total short-term investments	73,635	n/a	Aaa
Total investments	$2,011,619	$68,295	Aa3

Our investable assets, which consist of investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers totaled $3.5 billion and $4.0 billion at September 30, 2013 and December 31, 2012, respectively.  Our investable assets had a weighted average rating of Aa2 and Aa1 as of September 30, 2013 and December 31, 2012, respectively, primarily measured by Moody’s Investor Services ("Moody's").  If a particular security did not have a Moody’s rating then a rating generally from S&P was converted to a Moody’s equivalent rating.  Investable assets had a duration of 2.5 and 2.6 years as of September 30, 2013 and December 31, 2012, respectively.

Non-U.S. Governments

Our non-U.S. government bond portfolio, which includes our short-term investments classified as trading, consists of securities issued by governments, provinces, agencies and supranationals.

The following table provides additional detail on the fair value and amortized cost of our portfolio of non-U.S. government fixed maturity available-for-sale securities, fixed maturity trading securities and short-term investments converted to U.S. dollars as of September 30, 2013 ($ in thousands):

	Fair Value
Non-U.S. government portfolio	Basic Monetary Unit	Other Non-U.S. Dollar	U.S. Dollar	Total	Amortized Cost
Germany	$40,245	$-	$-	$40,245	$37,949
Netherlands	-	1,524	-	1,524	1,438
Eurozone governments	40,245	1,524	-	41,769	39,387
New Zealand	64,354	-	-	64,354	64,353
United Kingdom	54,436	-	-	54,436	51,017
Sweden	-	1,225	30,260	31,485	31,154
Australia	12,565	-	-	12,565	12,335
Japan	-	-	5,211	5,211	5,000
Norway	-	-	5,041	5,041	4,997
Supranational	-	1,890	-	1,890	1,753
Other non-U.S. governments	131,355	3,115	40,512	174,982	170,609
Total non-U.S. governments	$171,600	$4,639	$40,512	$216,751	$209,996

In addition to the investments noted above, we held non-U.S. dollar denominated cash and cash equivalents of $132.7 million.  These investments and cash and cash equivalents are generally held for the purpose of hedging our net non-U.S. dollar denominated reinsurance liabilities.

Net Unrealized Gain (Loss)

The net unrealized gain position of our municipal bond and corporate bond portfolios was $57.3 million and $4.0 million, respectively, as of September 30, 2013 as compared with a net unrealized gain position of our municipal bond and corporate bond portfolios of $129.7 million and $20.9 million, respectively, as of December 31, 2012.  The decreases in the net unrealized gain position in our municipal bond and corporate bond portfolios were the result of increases in treasury yields and a widening of credit spreads as well as realized gains from sales activities.  We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.

The net unrealized gain position of our CMBS portfolio was $4.8 million as of September 30, 2013 as compared with $8.4 million as of December 31, 2012.  The decrease in the net unrealized gain position in our CMBS portfolio was primarily the result of realized gains from sales activities.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized gain position of our RMBS portfolio was $0.1 million, with non-agency RMBS representing net unrealized losses of $1.0 million, as of September 30, 2013 as compared with a net unrealized loss position of $0.7 million, with non-agency RMBS representing net unrealized losses of $2.9 million, as of December 31, 2012.  The decrease in the net unrealized loss position in our non-agency RMBS portfolio was primarily the result of the recognition of net impairment losses during the nine months ended September 30, 2013.  Approximately 91% of the RMBS in our investment portfolio were issued or are guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 9% of our RMBS were issued by non-agency institutions that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.  Securities with underlying sub-prime mortgages as collateral are included in ABS.  The net unrealized gain position of our portfolio of sub-prime ABS was $1.3 million as of September 30, 2013 as compared with $0.5 million as of December 31, 2012.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio of $10.5 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.

Credit Facilities

As of September 30, 2013, we had a $300.0 million credit facility with various financial institutions (the "Syndicated Credit Facility") available for revolving borrowings and letters of credit (“LOC”).  In addition, our reinsurance subsidiaries had other LOC facilities available for the issuance of LOC to collateralize their reinsurance obligations.  We had no revolving borrowings under the Syndicated Credit Facility during the nine months ended September 30, 2013 and the year ended December 31, 2012.

The following table summarizes the outstanding LOC and the cash and cash equivalents held in trust to collateralize LOC issued as of September 30, 2013 ($ in thousands):

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Syndicated Credit Facility:
Secured	$200,000	$80,405	$93,356
Unsecured	100,000	-	-
Total Syndicated Credit Facility	300,000	80,405	93,356
Other LOC Facilities	115,405	44,068	67,317
Total	$415,405	$124,473	$160,673

As of September 30, 2013, we were in compliance with covenants under our credit facilities.

On July 2, 2013, Platinum Bermuda increased the amount of an uncommitted LOC facility by $50.0 million.  Our reinsurance subsidiaries have a total uncommitted LOC capacity of $259.6 million available.  The Company also has the ability to increase the syndicated and other LOC facilities by up to $175.0 million, subject to agreement with the lenders.

The $100.0 million LOC facility our reinsurance subsidiaries entered into on June 30, 2011 expires on December 31, 2013.  We are in discussions with the financial institution to renew this LOC facility for the same amount with similar terms and conditions as the current LOC facility.

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

	2013	For the Nine Months Ended September 30, 2013	September 30, 2013
	Dividend Capacity	Paid	Remaining
Platinum Bermuda	$318,343	$262,500	$55,843
Platinum US	30,779	-	30,779
Total	$349,122	$262,500	$86,622

Subsequent to September 30, 2013, Platinum Bermuda declared and paid a dividend of $55.8 million to Platinum Holdings.

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.

Capital Resources

At September 30, 2013, our capital resources of $1.9 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  At December 31, 2012, our capital resources of $2.1 billion consisted of $1.9 billion of common shareholders’ equity and $250.0 million of debt obligations.  The decrease in capital of $195.6 million during the nine months ended September 30, 2013 was primarily attributable to repurchases of common shares of $302.8 million and the decrease in net unrealized gains, net of tax, of $80.3 million, partially offset by net income of $174.7 million.

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

In accordance with the share repurchase program, during the three months ended September 30, 2013 we repurchased 1,353,682 of our common shares in the open market for an aggregate cost of $78.5 million at a weighted average cost including commissions of $58.01 per share.  During the nine months ended September 30, 2013 we repurchased 5,351,343 of our common shares in the open market for an aggregate cost of $302.8 million at a weighted average cost including commissions of $56.58 per share.  The shares we repurchased were canceled.

As of September 30, 2013, we had $171.5 million remaining under the share repurchase program.

Our Board of Directors has also authorized the repurchase of up to $250.0 million of our outstanding Series B 7.5% Notes due June 1, 2017, issued by Platinum Finance, in open market purchases, privately negotiated transactions or otherwise.  We have not repurchased any of our Series B 7.5% Notes.

The timing and amount, if any, of repurchase transactions depend on a variety of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in the consolidated financial statements as of September 30, 2013.

Contractual Obligations

Except as discussed below, there have been no material changes outside the ordinary course of business to our contractual obligations as disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Contractual Obligations,” in our 2012 Form 10-K.

During the quarter ended September 30, 2013, Platinum Holdings and Platinum Bermuda entered into ten-year lease agreements for new office space in Pembroke, Bermuda.  Our contractual obligations for these operating leases are $1.1 million annually beginning August 27, 2013, for a total of $10.8 million for the ten-year lease term.  See Note 11 in the Consolidated Financial Statements contained elsewhere in this Form 10-Q.

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

Interest Rate Risk

The following table shows the aggregate hypothetical impact on the market value of our fixed maturity securities portfolio as of September 30, 2013, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp		+ 100bp
Total market value	$2,029,315	$1,982,858	$1,937,984	$1,894,997		$1,853,916
Percent change in market value	4.7%	2.3%	0.0%	(2.2%	)	(4.3%	)
Resulting net appreciation (depreciation)	$91,331	$44,874	$-	$(42,987)		$(84,068)

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended September 30, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased (3)	Average Price Paid per Share (1)(3)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1, 2013 - July 31, 2013	256,842	$57.70	243,000	$235,971,604
August 1, 2013 - August 31, 2013	876,802	58.10	876,802	185,027,644
September 1, 2013 - September 30, 2013	233,880	57.98	233,880	171,468,351
Total	1,367,524	$58.01	1,353,682	$171,468,351

(1)	Including commissions.

(2)
Our Board of Directors established a program authorizing the repurchase of our common shares.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 24, 2013, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

(3)	The July 1, 2013 to July 31, 2013 amounts include 13,842 shares withheld for taxes upon the vesting of restricted shares at a price of $57.19 per share. The shares were subsequently canceled.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited), (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012 (unaudited), (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited), and (vi) the Notes to the Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012 (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

Date: October 24, 2013	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2013	By:	/s/ Allan C. Decleir
Allan C. Decleir
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)