Form 10-K
period 2013-12-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2014-02-13
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File Number 001-31341
Platinum Underwriters Holdings, Ltd.
(Exact name of registrant as specified in its charter)
Bermuda (State or other jurisdiction of incorporation or organization)	98-0416483 (I.R.S. Employer Identification No.)
Waterloo House
100 Pitts Bay Road
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of common shares held by non-affiliates of the registrant as of June 28, 2013, the last business day of our most recently completed second fiscal quarter, was $1,630,189,331 based on the closing sale price of $57.22  per common share on the New York Stock Exchange on that date.  For purposes of this computation only, all executive officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates.

The registrant had 28,109,698 common shares, par value $0.01 per share, outstanding as of February 5, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

Note On Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2013 (this “Form 10-K”) of Platinum Underwriters Holdings, Ltd. contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements are based on our current plans or expectations that are inherently subject to significant business, economic and competitive uncertainties and contingencies.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.  In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

The inclusion of forward-looking statements in this Form 10-K should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

•	the occurrence of severe natural or man-made catastrophic events;

•	the effectiveness of our loss limitation methods and pricing models;

•	the adequacy of our ceding companies’ ability to assess the risks they underwrite;

•	the adequacy of our estimated liability for unpaid losses and loss adjustment expenses;

•	the effects of emerging claim and coverage issues on our business;

•	our ability to maintain our A.M. Best Company, Inc. (“A.M. Best”) and Standard & Poor’s Ratings Services (“S&P”) financial strength ratings;

•	our ability to raise capital on acceptable terms if necessary;

•	our exposure to credit loss from counterparties in the normal course of business;

•	the availability and cost of collateral arrangements in order to provide reinsurance;

•	the effect on our business of the cyclicality of the property and casualty reinsurance business;

•	the effect on our business of the highly competitive nature of the property and casualty reinsurance industry, including the effect of new entrants to the industry;

•	losses that we could face from terrorism, political unrest and war;

•	our dependence on the business provided to us by reinsurance brokers and our exposure to credit risk associated with our brokers during the premium and loss settlement process;

•	the availability of retrocessional reinsurance on acceptable terms;

•	foreign currency exchange rate fluctuations;

•	our ability to maintain and enhance effective operating procedures and internal controls over financial reporting;

•	our need to make many estimates and judgments in the preparation of our financial statements;

•	the limitations placed on our financial and operational flexibility by the representations, warranties and covenants in our debt and credit facilities;

•	our ability to retain key executives and attract and retain additional qualified personnel in the future;

•	the effect of technology breaches or failures on our business;

•	the performance of our investment portfolio;

•	the effects of changes in market interest rates on our investment portfolio;

•	the concentration of our investment portfolio in any particular industry, asset class or geographic region;

•	the effects that the imposition of U.S. corporate income tax would have on Platinum Underwriters Holdings, Ltd. and its non-U.S. subsidiaries;

•	the risk that U.S. persons who hold our shares will be subject to adverse U.S. federal income tax consequences under certain circumstances;

•	the risk that U.S. persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on all or a portion of their gains, if any;

•	the risk that holders of 10% or more of our shares may be subject to U.S. income taxation under the “controlled foreign corporation” rules;

•	the effect of changes in U.S. federal income tax law on an investment in our shares;

•	the possibility that we may become subject to taxes in Bermuda;

•	the effect of income, premium or other taxes on Platinum Underwriters Holdings, Ltd. or its subsidiaries by other jurisdictions;

•	the effect on our business of potential changes in the regulatory system under which we operate;

•	the impact of regulatory regimes and changes to accounting rules on our financial results, irrespective of business operations;

•	the uncertain impact on our business of the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010;

•	the non-compliance with laws, regulations and taxation on transactions with international counter-parties;

•	the dependence of the cash flows of Platinum Underwriters Holdings, Ltd., a holding company, on dividends, interest and other permissible payments from its subsidiaries to meet its obligations;

•	the risk that our shareholders may have greater difficulty in protecting their interests than would shareholders of a U.S. corporation; and

•	limitations on the ownership, transfer and voting rights of our common shares.

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

As of December 31, 2013, our capital resources of $2.0 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  As of December 31, 2012, our capital resources of $2.1 billion consisted of $1.9 billion of common shareholders’ equity and $250.0 million of debt obligations.  As of December 31, 2013 and 2012, our investable assets were $3.5 billion and $4.0 billion, respectively.

Our net income was $223.3 million and $327.2 million for the years ended December 31, 2013 and December 31, 2012, respectively, and our net loss was $224.1 million for the year ended December 31, 2011.  Our net premiums written were $567.1 million, $565.0 million and $651.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Return on equity was 12.9%, 20.2% and (12.1%) for the years ended December 31, 2013, 2012 and 2011, respectively.  Book value per share grew to $62.07 as of December 31, 2013, an increase of 7.2% from $57.90 as of December 31, 2012.

Return on equity and book value per share are non-GAAP measures as defined by Regulation G.  See Item 6, “Selected Financial Data” in this Form 10-K for a reconciliation of these measures.

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

The following table sets forth our net premiums written for the years ended December 31, 2013, 2012 and 2011 by operating segment and by type of reinsurance ($ in thousands):

Net Premiums Written by Operating Segment and Type of Reinsurance

	Years Ended December 31,
	2013		2012		2011
	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written
Property and Marine
Excess-of-Loss	$173,849	31%	$209,919	37%	$275,879	42%
Proportional	55,658	10%	46,263	8%	68,803	11%
Subtotal Property and Marine	229,507	41%	256,182	45%	344,682	53%
Casualty
Excess-of-Loss	223,170	39%	231,379	41%	242,314	37%
Proportional	72,498	13%	55,733	10%	54,675	9%
Subtotal Casualty	295,668	52%	287,112	51%	296,989	46%
Finite Risk
Excess-of-Loss	-	0%	-	0%	531	0%
Proportional	41,946	7%	21,706	4%	9,312	1%
Subtotal Finite Risk	41,946	7%	21,706	4%	9,843	1%
Combined Segments
Excess-of-Loss	397,019	70%	441,298	78%	518,724	79%
Proportional	170,102	30%	123,702	22%	132,790	21%
Total	$567,121	100%	$565,000	100%	$651,514	100%

The following table sets forth our net premiums written for the years ended December 31, 2013, 2012 and 2011 by operating segment and by geographic location of the ceding company ($ in thousands):

Net Premiums Written by Operating Segment and Geographic Location of the Ceding Company

	Years Ended December 31,
	2013		2012		2011
	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written	Net Premiums Written	Percentage of Net Premiums Written
Property and Marine
United States	$137,890	25%	$161,838	28%	$189,442	29%
International	91,617	16%	94,344	17%	155,240	24%
Subtotal Property and Marine	229,507	41%	256,182	45%	344,682	53%
Casualty
United States	264,274	46%	258,218	46%	258,450	40%
International	31,394	6%	28,894	5%	38,539	6%
Subtotal Casualty	295,668	52%	287,112	51%	296,989	46%
Finite Risk
United States	41,946	7%	21,706	4%	9,843	1%
International	-	0%	-	0%	-	0%
Subtotal Finite Risk	41,946	7%	21,706	4%	9,843	1%
Combined Segments
United States	444,110	78%	441,762	78%	457,735	70%
International	123,011	22%	123,238	22%	193,779	30%
Total	$567,121	100%	$565,000	100%	$651,514	100%

Additional financial information about our operating segments is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in this Form 10-K.

Property and Marine

Property reinsurance protects a ceding company against financial loss arising out of damage to property or loss of its use caused by an insured peril. Property catastrophe reinsurance protects a ceding company against losses arising out of multiple claims for a single event while property per-risk reinsurance protects a ceding company against loss arising out of a single claim for a single event.  The Property and Marine segment includes property and marine reinsurance coverages that are written in the United States and international markets and includes property reinsurance, crop reinsurance and marine and aviation reinsurance.  The Property and Marine segment includes property catastrophe and marine excess-of-loss reinsurance contracts, along with property and marine per-risk excess-of-loss and proportional reinsurance contracts.  We may from time to time write a limited amount of property facultative reinsurance.  We employ underwriters and actuaries with expertise in each of the following areas:

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

We generally seek to write casualty reinsurance contracts covering established books of insurance products where we believe that past experience provides a reasonable basis to price the reinsurance adequately.  We underwrite new exposures selectively and perform a comprehensive evaluation of the risk and ceding company being reinsured.  We employ underwriters and actuaries who have expertise in a number of areas including:

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

●
Accident and Health.  We provide accident and health reinsurance, most often covering employer self-insured or fully insured health plans, on a quota share and excess-of-loss basis.  We also write reinsurance of student health insurance, sports disability, travel accident, Medicare and Medicare supplement and other forms of accident and health insurance.

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

●
Financial Lines.  Financial lines reinsurance includes surety, trade credit and political risk. We provide surety reinsurance to companies that cover risks associated with commercial and contract surety bonds issued to third parties to guarantee the performance of an obligation by the principal under the bond.  Commercial bonds guarantee compliance with obligations arising out of regulatory or statutory requirements.  Contract bonds guarantee the performance of contractual obligations between two parties and include payment and performance bonds.  Trade credit insurance is purchased by companies to ensure that invoices for goods and services provided to their customers are paid on time.  We provide trade credit reinsurance for financial losses sustained through the failure of an insured’s customers to pay for goods or services supplied to them.  Political risk reinsurance covers the impairment of assets as a result of expropriation, political violence, currency inconvertibility, and the failure by sovereign countries to honor their obligations.  The locations of political risks that we reinsure include Asia, Central and Eastern Europe, Latin America, Africa and the Middle East.

Finite Risk

Finite risk reinsurance includes principally structured reinsurance contracts with ceding companies whose needs may not be met efficiently through traditional reinsurance products.  Reinsurance contracts classified as finite risk are typically structured to include significant loss limitation or loss mitigation features.  In exchange for contractual features that limit our risk, reinsurance contracts that we include in our Finite Risk segment typically provide the potential for significant profit commission to the ceding company.  The classes of risks underwritten through our finite risk contracts are generally consistent with the classes covered by our traditional products.  The finite risk reinsurance contracts that we underwrite generally provide prospective protection, meaning coverage is provided for losses that are incurred after inception of the contract, as contrasted with retrospective coverage, which covers losses that are incurred prior to inception of the contract.  Additionally, finite risk reinsurance contracts are often written on a funds held basis.  The three main categories of finite risk contracts are quota share, multi-year excess-of-loss and whole account aggregate stop loss:

●
Finite quota share.  Under finite quota share reinsurance contracts, the reinsurer agrees to indemnify a ceding company for a percentage of its losses up to an aggregate maximum or cap in return for a percentage of the ceding company’s premium, less a ceding commission.  The expected benefit to the ceding company provided by finite quota share reinsurance is increased underwriting capacity of the ceding company and a sharing of premiums and losses with the reinsurer.  These reinsurance contracts often provide broad protection and may cover multiple classes of a ceding company's business.  Unlike traditional quota share reinsurance agreements, these contracts often provide for profit commissions that explicitly take into account investment income for purposes of calculating the reinsurer's profit on business ceded.

●
Multi-year excess-of-loss.  This type of contract often carries an up-front premium plus additional premiums which are dependent on the magnitude of losses claimed by the ceding company under the contract.  The expected benefit to the ceding company of multi-year excess-of-loss reinsurance is that the ceding company has the ability to negotiate specific terms and conditions that remain applicable over multiple years of coverage.  These reinsurance contracts may cover multiple classes of a ceding company's business and typically provide the benefit of reducing the impact of large or catastrophic losses on a ceding company's underwriting results.  The multiple year term and premium structure of multi-year excess-of-loss reinsurance contracts are not typically found in traditional reinsurance contracts.

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

Based on in-force premiums written by us as of December 31, 2013, the brokers from which we derived the largest portions of our business (with the approximate percentage of business derived from each of such brokers and its affiliates) were: Aon Benfield (33%), Marsh & McLennan Companies (25%), Willis Group Holdings (13%) and Jardine Lloyd Thompson Group plc (11%).  The loss of business relationships with any of these brokers could have a material adverse effect on our business.

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

Loss Limits

Reinsurance contracts generally contain limits that restrict the amount that we may be required to pay in the event of a loss.  These limits may apply on a per risk, per occurrence, or aggregate basis.  Contracts with per risk limits include a limit on our liability for each underlying insured for each occurrence.  If multiple underlying insureds are affected by a single event, our total limit of liability, without any other mitigating contractual terms, would be the sum of the per risk limits for all the underlying insureds affected by the event up to the occurrence or aggregate limits.  Per occurrence limits restrict our liability to a certain amount for each event, regardless of the number of underlying insureds involved.  If multiple events occur in a single reinsurance policy period, our total limit of liability, without any other mitigating contractual terms, would be the sum of the occurrence limits for all events within the policy term.  Aggregate limits provide us with a maximum amount for which we are liable, in total, for all underlying risks and all occurrences combined within the coverage period.

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

In respect of our property catastrophe exposure, we seek to limit our estimated probable maximum loss to a specific level for severe catastrophic events.  We currently expect to limit the probable maximum pre-tax loss to no more than 22.5% of total capital for a severe catastrophic event in any geographic zone that could be expected to occur once in every 250 years, although we may change this threshold at any time.  The estimated probable maximum loss for a catastrophic event in any geographic zone arising from a 1-in-250 year event was approximately $220.0 million, or 11.0% of total capital, and $229.0 million, or 10.7% of total capital, as of January 1, 2014 and January 1, 2013, respectively.

We also monitor our exposures to accumulating risks for natural perils impacting workers compensation coverage and man-made perils that affect coverage such as umbrella liability, directors’ and officers’ liability, surety, trade credit and terrorism.

Diversification

We seek to maintain a diversified book of business by writing business across product lines.

We write a diversified book of property and marine business and seek to further diversify our property catastrophe exposure across geographic zones and type of peril around the world in order to manage the concentration of risk.  We attempt to limit our coverage for risks located in a particular zone to a predetermined level.  Currently, our largest property catastrophe exposures in the United States are in Florida and the northeast for hurricane and in California and along the New Madrid fault zone for earthquake.  Internationally our largest property catastrophe exposures are in Japan for earthquake and in Europe for flood and wind.

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

Retrocessional agreements do not relieve us from our obligations to the insurers and reinsurers from whom we assume business.  The failure of retrocessionaires to honor their obligations would result in losses to us.  Consequently, we consider the financial strength of retrocessionaires when determining whether to purchase retrocessional coverage from them.  We generally obtain retrocessional coverage from companies rated “A-” or better by A.M. Best unless the retrocessionaire’s obligations are collateralized.  We routinely monitor the financial performance and rating status of any material retrocessionaires.

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

Unpaid Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses (“LAE”) are estimates of future amounts required to pay losses and LAE for claims under our assumed reinsurance contracts that have occurred at or before the balance sheet date. Unpaid losses and LAE are estimated based upon information received from ceding companies regarding our liability for unpaid losses and LAE, adjusted for our estimates of losses and LAE for which ceding company reports have not been received, our historical experience for unreported claims and industry experience for unreported claims.  Unpaid losses and LAE include the cost of claims that were reported, but not yet paid, and estimates of the cost of claims incurred but not yet reported (“IBNR”).  In addition, we estimate our unallocated loss adjustment expense (“ULAE”) reserves based on our administrative costs of managing claims.

Unpaid losses and LAE on our consolidated balance sheets represent our best estimates, at a given point in time, of our liability to pay losses and LAE for events that have occurred on or before the balance sheet date.  We do not establish liabilities for unpaid losses and LAE until the occurrence of an event that may give rise to a loss.

Estimates of losses and LAE are established after extensive consultation with individual underwriters, actuarial review of loss development patterns and comparison with industry and our own loss information.  These estimates are based on predictions of future developments and trends, including predictions of claim severity and frequency.  Consequently, estimates of ultimate losses and LAE, and our unpaid liability for losses and LAE, may differ materially from our initial estimates.  See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates – Unpaid Losses and LAE”, in this Form 10-K.

Reconciliation of Claims Reserves

The following table sets forth the changes in our liability for unpaid losses and LAE for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Net unpaid losses and LAE as of January 1,	$1,957,685	$2,385,659	$2,208,466
Net incurred losses and LAE related to:
Current year	328,136	395,661	905,595
Prior years	(160,690)	(212,001)	(100,158)
Net incurred losses and LAE	167,446	183,660	805,437
Net paid losses and LAE related to:
Current year	58,958	95,808	155,534
Prior years	386,408	524,423	477,755
Net paid losses and LAE	445,366	620,231	633,289
Net effects of foreign currency exchange rate changes	(9,594)	8,597	5,045
Net unpaid losses and LAE as of December 31,	1,670,171	1,957,685	2,385,659
Reinsurance recoverable on unpaid losses and LAE	1,194	3,597	3,955
Gross unpaid losses and LAE as of December 31,	$1,671,365	$1,961,282	$2,389,614

We report changes in estimates of prior years’ unpaid losses and LAE, referred to as net favorable or unfavorable loss development, in our consolidated statements of operations in the period in which we make the change.

The following table sets forth the components of net incurred losses and LAE related to prior years for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Net favorable loss development	$(183,293)	$(235,543)	$(112,984)
Increase in losses attributable to changes in premium estimates	22,603	23,542	10,857
Change in unallocated loss adjustment expense reserves	-	-	1,969
Net incurred losses and LAE - prior years	$(160,690)	$(212,001)	$(100,158)

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

The following table sets forth the net favorable loss development by operating segment for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Property and Marine	$(71,269)	$(45,664)	$(41,435)
Casualty	(103,165)	(182,014)	(59,420)
Finite Risk	(8,859)	(7,865)	(12,129)
Net favorable loss development	$(183,293)	$(235,543)	$(112,984)

The Property and Marine segment net favorable loss development included net favorable loss development related to major catastrophe events of $41.1 million, $12.7 million and $19.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.  For the years ended December 31, 2013, 2012 and 2011, the net favorable loss development related to major catastrophe events resulted primarily from events that occurred during the two most recent underwriting years.  Property and marine net favorable loss development, excluding major catastrophes, for the years ended December 31, 2013 and 2012 was primarily attributable to the property per risk and catastrophe excess-of-loss (non-major events) classes.  The net favorable loss development, excluding major catastrophes, for the year ended December 31, 2011 was primarily attributable to the property per risk excess-of-loss and proportional classes, partially offset by net unfavorable loss development in the catastrophe excess-of-loss (non-major events) class.

The Casualty segment net favorable loss development included $98.2 million, $165.8 million and $52.7 million attributable to the long-tailed casualty classes for years ended December 31, 2013, 2012 and 2011, respectively.  The majority of the long-tailed casualty net favorable loss development for the year ended December 31, 2013 was attributable to the 2011 and prior underwriting years of the umbrella, claims made and international casualty classes.  The majority of the long-tailed casualty net favorable loss development for the year ended December 31, 2012 was attributable to the 2009 and prior underwriting years of the claims made, umbrella, casualty occurrence and international casualty classes.  The majority of the long-tailed casualty net favorable loss development for the year ended December 31, 2011 was attributable to the 2007 and prior underwriting years of the claims made, umbrella and casualty occurrence classes, partially offset by net unfavorable loss development in the international casualty class in the 2010 and 2008 underwriting years.

The Finite Risk segment net favorable loss development was offset by additional profit commissions of $7.1 million, $8.1 million and $8.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The net favorable loss development for the years ended December 31, 2013, 2012 and 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses.

Loss Reserve Development

The table below shows the loss reserve development from December 31, 2003 through December 31, 2013.

The top line of the table shows the liability for unpaid losses and LAE, net of unpaid retrocessional reinsurance recoverable, at the balance sheet date for each of the indicated years.  This represents our estimate of our gross and net liability for losses and LAE arising in the current year and all prior years that are unpaid at the balance sheet date, including our estimate of IBNR.

We re-estimate the liability to reflect additional information regarding claims incurred prior to the end of each succeeding year.  Changes in our estimate of our liability for unpaid losses and LAE recorded at the end of the prior year are reflected in the consolidated statement of operations of the year during which the liabilities are re-estimated and result in a redundancy or deficiency of our unpaid losses and LAE.  A cumulative redundancy or deficiency reflects the cumulative difference between the original estimate of our liability for unpaid losses and LAE and the current re-estimated liability.

The table also shows the cumulative amounts paid as of successive years with respect to that liability.  Unpaid losses and LAE denominated in foreign currencies are restated at the foreign exchange rates in effect as of December 31, 2013 and the resulting cumulative foreign exchange effect is shown as an adjustment to the cumulative redundancy.  At the bottom of the table is a reconciliation of the gross reserve for claims and claim expenses to the net reserve for claims and claim expenses, the gross re-estimated liability to the net re-estimated liability for claims and claim expenses, and the cumulative redundancy on gross reserves.

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

Development of Loss and LAE Reserves
($ in thousands)

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Net unpaid losses and LAE as of December 31,	$731,918	$1,379,227	$2,268,655	$2,326,227	$2,342,185	$2,452,045	$2,335,008	$2,208,466	$2,385,659	$1,957,685	$1,670,171
Net unpaid losses and LAE re-estimated as of:
One year later	649,902	1,306,708	2,215,635	2,235,849	2,182,249	2,351,083	2,177,178	2,108,308	2,173,658	1,796,995
Two years later	604,891	1,277,627	2,149,153	2,129,932	2,076,330	2,217,451	2,075,876	1,915,000	2,045,402
Three years later	603,293	1,254,213	2,072,604	2,032,074	1,931,064	2,124,700	1,895,039	1,831,634
Four years later	601,719	1,210,091	1,999,484	1,924,117	1,848,172	1,972,937	1,836,005
Five years later	589,028	1,170,602	1,934,784	1,868,036	1,739,881	1,934,738
Six years later	586,747	1,131,404	1,900,762	1,803,652	1,706,956
Seven years later	571,473	1,112,460	1,858,502	1,784,579
Eight years later	565,208	1,090,007	1,850,103
Nine years later	554,843	1,092,033
Ten years later	557,360

Net cumulative redundancy	174,558	287,194	418,552	541,648	635,229	517,307	499,003	376,832	340,257	160,690
Adjustment for foreign currency exchange	8,866	(3,230)	15,575	(2,790)	(13,658)	7,239	(3,446)	6,220	(2,426)	(11,130)
Cumulative redundancy excluding foreign currency exchange	183,424	283,964	434,127	538,858	621,571	524,546	495,557	383,052	337,831	149,560

Net cumulative paid losses and LAE as of:
One year later	205,889	388,700	624,006	577,739	433,961	539,514	497,968	477,758	524,423	386,408
Two years later	265,376	557,226	1,065,607	873,487	725,689	877,863	778,838	733,112	844,596
Three years later	320,399	696,809	1,285,151	1,096,071	952,980	1,112,639	959,568	910,210
Four years later	373,081	799,763	1,440,075	1,265,463	1,102,726	1,257,328	1,102,646
Five years later	416,902	869,188	1,550,747	1,364,615	1,197,478	1,372,534
Six years later	456,040	912,442	1,612,831	1,426,978	1,280,461
Seven years later	476,506	944,286	1,647,319	1,487,092
Eight years later	492,013	956,971	1,684,065
Nine years later	495,389	971,848
Ten years later	500,041

Gross liability-end of year	736,934	1,380,955	2,323,990	2,368,482	2,361,038	2,463,506	2,349,336	2,217,378	2,389,614	1,961,282	1,671,365
Reinsurance recoverable on unpaid losses and LAE	5,016	1,728	55,335	42,255	18,853	11,461	14,328	8,912	3,955	3,597	1,194
Net liability-end of year	$731,918	$1,379,227	$2,268,655	$2,326,227	$2,342,185	$2,452,045	$2,335,008	$2,208,466	$2,385,659	$1,957,685	$1,670,171

Gross liability-re-estimated	$562,339	$1,095,228	$1,912,658	$1,840,381	$1,726,000	$1,949,400	$1,854,802	$1,845,126	$2,052,702	$1,803,664
Gross cumulative redundancy	$174,595	$285,727	$411,332	$528,102	$635,038	$514,107	$494,534	$372,252	$336,912	$157,618

Investments

As of December 31, 2013, our investments and cash and cash equivalents totaled $3.5 billion, consisting of $2.0 billion of fixed maturity securities, $66.7 million of short-term investments and $1.5 billion of cash and cash equivalents.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”, in this Form 10-K for additional discussion and disclosures on our investments and cash and cash equivalents.

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

Our investment guidelines contain limits on the portion of our investment portfolio that may be invested in various investment classes and in the securities of any single issue or issuer, with the exception of U.S. Government securities or securities explicitly guaranteed by the U.S. Government.  We review our investment guidelines periodically and from time to time may adjust our guidelines.

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

The following table summarizes the fair value and net unrealized gains or losses of our investments and cash and cash equivalents as of December 31, 2013 and 2012 ($ in thousands):

	2013		2012
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Fixed maturity available-for-sale securities:
U.S. Government	$4,765	$204	$4,944	$312
U.S. Government agencies	51,122	(725)	-	-
Municipal bonds	1,269,247	48,378	1,209,934	129,661
Non-U.S. governments	40,514	541	50,977	999
Corporate bonds	227,235	3,140	300,908	20,927
Commercial mortgage-backed securities	77,491	4,850	135,526	8,378
Residential mortgage-backed securities	169,965	266	221,622	(709)
Asset-backed securities	17,531	1,328	17,774	568
Total fixed maturity available-for-sale securities	1,857,870	57,982	1,941,685	160,136
Fixed maturity trading securities:
Non-U.S. governments	103,395	n/a	112,813	n/a
Total fixed maturity trading securities	103,395	n/a	112,813	n/a
Short-term investments:
Available-for-sale	-	-	49,186	(161)
Trading	66,679	n/a	123,615	n/a
Total short-term investments	66,679	-	172,801	(161)
Total investments	2,027,944	57,982	2,227,299	159,975
Cash and cash equivalents	1,464,418	-	1,720,395	-
Total investments and cash and cash equivalents	$3,492,362	$57,982	$3,947,694	$159,975

As of December 31, 2013, our cash and cash equivalents were primarily invested in U.S. government treasury bills or non-U.S. government securities.  The remainder of our cash and cash equivalents were held in diversified money market funds or held at financial institutions as demand deposits or time deposits.

As of December 31, 2013 and 2012, our investable assets were $3.5 billion and $4.0 billion, respectively, and had a weighted average credit rating of Aa2 and Aa1, respectively, primarily measured by Moody’s Investors Service (“Moody’s”).  Investable assets include investments, cash and cash equivalents, accrued investment income and net balances due to and from brokers.  If a particular security did not have a Moody's rating, then a rating from S&P was generally converted to a Moody's equivalent rating.

The following table summarizes the fair values of our fixed maturity securities and short-term investments by credit quality as of December 31, 2013 and 2012 ($ in thousands):

	2013		2012
Credit Quality	Fair Value	% of Total	Fair Value	% of Total
Aaa	$628,265	31.0%	$776,738	34.9%
Aa	806,282	39.8%	831,190	37.3%
A	359,803	17.7%	340,612	15.3%
Baa	200,437	9.9%	231,950	10.4%
Below investment grade	33,157	1.6%	46,809	2.1%
Total	$2,027,944	100.0%	$2,227,299	100.0%

As of December 31, 2013, there were approximately $10.7 million and $4.4 million of municipal bonds for which ratings of “Aa” and “A”, respectively, included the benefit of guarantees from third-party insurers that would otherwise be rated as “A” and “Baa”, respectively, without the existence of such guarantees.

We consider the estimated duration of our reinsurance and other contractual liabilities when establishing the target duration of our investment portfolio.  Our investable assets had a weighted average duration of 2.6 years at both December 31, 2013 and 2012.

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

Our principal competitors vary by type of business.  Bermuda-based reinsurers are significant competitors on property catastrophe business.  Lloyd’s of London syndicates are significant competitors on marine business.  On international business, large European reinsurers are significant competitors.  U.S.-based broker market reinsurers are significant competitors on U.S. casualty business.  Our competitors include Allied World Assurance Company Holdings, AG, Arch Capital Group Ltd., Argo Group International Holdings, Ltd., Aspen Insurance Holdings Limited, Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group, Ltd., Greenlight Capital Re, Ltd., Maiden Holdings, Ltd., Montpelier Re Holdings Ltd., Munich Re Group, PartnerRe Ltd., RenaissanceRe Holdings Ltd., Swiss Re Ltd, Third Point Reinsurance Ltd., Transatlantic Reinsurance Company, Validus Holdings, Ltd and XL Group plc.

Competition in recent years has increased as a result of non-traditional entrants into our industry, such as hedge funds and private equity firms, the proliferation of third-party capital utilization by our competitors, the growth of markets for catastrophic and specialty risks, and the continuing competition to serve customers and capitalize on potential opportunities in the market.  These developments have increasingly become part of the competitive landscape, particularly in the U.S. property catastrophe market.  Over time, these initiatives could significantly affect supply, pricing and competition in our industry and partially displace our traditional reinsurance products.

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

As of December 31, 2013, we had a financial strength rating of “A” (Excellent) from A.M. Best with a stable outlook for each of our reinsurance subsidiaries.  This rating is the third highest of sixteen rating levels.  According to A.M. Best, a rating of “A” indicates A.M. Best’s opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.  As of December 31, 2013, we had a financial strength rating of “A-” (Strong) from S&P with a stable outlook for each of our reinsurance subsidiaries.  This rating is the seventh highest of twenty-two levels.  According to S&P, a rating of “A-” indicates S&P’s opinion that an insurer has strong capacity to meet financial commitments, but is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than companies in higher-rated categories.  These ratings are subject to periodic review by A.M. Best and S&P and may be revised downward or revoked at the sole discretion of A.M. Best or S&P.  A.M. Best and S&P may increase their scrutiny of rated companies, revise their rating standards or take other action that could lead to changes in our ratings. If A.M. Best or S&P revise their rating standards associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.  Financial strength ratings are not directed toward the protection of investors in Platinum Holdings or its subsidiaries or affiliates.

Employees

As of December 31, 2013, we employed 124 people.

Regulation

The business of reinsurance is regulated in most countries and all states in the United States, although the degree and type of regulation varies significantly from one jurisdiction to another.  Reinsurers are generally subject to less regulation than primary insurers.  Reinsurers licensed in Bermuda and the United States are regulated and must comply with financial supervision standards comparable to those governing primary insurers.  Platinum Bermuda is domiciled in Bermuda and Platinum US is domiciled in Maryland.

Although principally regulated by the regulatory authorities of their respective jurisdictions, our reinsurance subsidiaries may also be subject to regulation in the jurisdictions of their ceding companies. Regulators in many jurisdictions, most notably for us in the United States and the European Union, are proposing and implementing wide-ranging regulatory reforms and are far from a final and harmonized set of regulations.

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

Annual Financial Statements and Annual Statutory Financial Return. Platinum Bermuda is required to file financial statements prepared in accordance with generally accepted accounting principles (“GAAP financial statements”) and statutory financial statements with the Authority on an annual basis. Platinum Bermuda is also required to file a statutory financial return with the Authority on an annual basis. The statutory financial return for a Class 4 general business insurer includes a general business solvency certificate, a minimum solvency margin calculation, particulars of ceded reinsurance balances, and an opinion of the loss reserve specialist.

Approved Independent Auditor and Approved Loss Reserve Specialist. Platinum Bermuda must appoint an independent auditor approved by the Authority to annually audit and report on Platinum Bermuda’s GAAP financial statements, statutory financial statements and the statutory financial return. Platinum Bermuda is also required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and LAE provisions. The loss reserve specialist, who is normally a qualified actuary, must be approved by the Authority.

Annual Capital and Solvency Return, Capital Requirements and Eligible Capital Requirements. Platinum Bermuda is also required to file a capital and solvency return with the Authority on an annual basis.  The capital and solvency return includes the insurer’s BSCR model, commercial insurer’s solvency self-assessment, a catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital.

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

The eligible capital rules require Platinum Bermuda to allocate its capital into three defined tiers based upon qualifying criteria and stipulates the maximum and minimum amounts of eligible capital in each tier that may be used to satisfy its minimum solvency margin and its ECR.

Minimum Solvency Margin and Liquidity Ratio. Platinum Bermuda is required to maintain a minimum solvency margin, calculated based upon its statutory financial statements, equal to the greater of (A) $100 million, (B) 50% of net premiums written and (C) 15% of net aggregate losses and LAE provisions and other insurance reserves not including unearned premium reserves.  Beginning January 1, 2014, the minimum solvency margin is also subject to a minimum of 25% of the ECR. Platinum Bermuda is also required to maintain a minimum liquidity ratio such that the value of its relevant assets should not be less than 75% of the amount of its relevant liabilities.

Principal Representative and Principal Office. Platinum Bermuda is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda.  The principal representative must notify the Authority if there is a likelihood of the insurer becoming insolvent or that a certain reportable event (as such term is defined under the Insurance Act) has occurred. If there has been a significant loss that is reasonably likely to cause the insurer to fail to comply with its ECR, the principal representative must also furnish the Authority with a capital and solvency return reflecting an ECR prepared using post-loss data.

Restrictions on Dividends and Distributions. Platinum Bermuda is prohibited from declaring or paying in any fiscal year dividends of more than 25% of its total statutory capital and surplus as shown on its previous fiscal year’s statutory balance sheet unless it files an affidavit with the Authority stating that it will continue to meet its minimum solvency margin and minimum liquidity ratio. Platinum Bermuda must obtain the Authority’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous fiscal year’s statutory financial statements.

The Insurance Act mandates certain actions and filings with the Authority if Platinum Bermuda fails to meet and maintain its ECR or minimum solvency margin.  Platinum Bermuda is prohibited from declaring or paying a dividend if it is in breach of its ECR, minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividend would cause such breach. If Platinum Bermuda fails to meet its minimum solvency margin or minimum liquidity ratio on the last day of any fiscal year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Authority.

Group Supervision and Designated Insurer. The Authority is the group supervisor of the Company and has designated Platinum Bermuda as the designated insurer.  As designated insurer, Platinum Bermuda is required to facilitate compliance by the Company with the insurance solvency and supervision rules (together, “Group Rules”).  As group supervisor, the Authority performs a number of supervisory functions including: (i) coordinating the gathering and dissemination of information for other authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group’s compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, through regular meetings  with other authorities, supervisory activities in respect of the insurance group; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) coordinating meetings of colleges of supervisors in order to facilitate the carrying out of these functions.

The requirements of the Group Rules discussed below are fully effective except for the requirement to file the opinion of an approved actuary which will be effective for the year ending December 31, 2014.

Responsibilities and Governance. The Group Rules require the board of directors of Platinum Holdings to establish and effectively implement corporate governance policies and procedures which must be periodically reviewed to ensure they continue to support the overall organizational strategy of the Company.

Annual Financial Statements, Annual Statutory Financial Return and Quarterly Financial Returns.  The Company must file consolidated financial statements prepared under generally accepted accounting principles (“Group GAAP financial statements”) and statutory financial statements with the Authority on an annual basis.  The Company is also required to prepare an annual statutory financial return that includes, among other things, an insurance business solvency certificate, particulars of ceded reinsurance balances, a reconciliation from the Group GAAP financial statements to the statutory financial statements, and particulars of members of the Company.  In addition, the Company must file quarterly financial returns comprised of the quarterly unaudited Group GAAP financial statements and particulars of certain intra-group transactions and risk concentrations.

Approved Independent Auditor and Approved Actuary. The Company must ensure an independent auditor is appointed and approved by the Authority who will annually audit and report on the Group GAAP financial statements.  The Company must also ensure that an approved actuary is appointed to provide an opinion in respect of its loss and loss expense provisions as reported in its statutory financial statements.

Annual Capital and Solvency Return, Capital and Solvency Requirements and Eligible Capital Requirements. The Company is also required to file a capital and solvency return with the Authority on an annual basis.  The capital and solvency return includes the BSCR model, the solvency self-assessment, a catastrophe risk return, a schedule of eligible capital, and particulars of members of the Company.

The Company is required to maintain available statutory capital and surplus in an amount that is at least equal to its enhanced capital requirement (“Group ECR”) calculated using the BSCR model. The Authority has adopted a phase-in approach whereby the Group ECR is set at 50% of the amount calculated using the BSCR model as of December 31, 2013, and will increase in 10% increments until it reaches 100% for the year ending December 31, 2018.  The Authority has also established a target capital level equal to 120% of the Group ECR.

The Company is required to maintain a minimum solvency margin equal to the aggregate minimum solvency margin of each qualifying member of the group (the “Group MSM”). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered.

The Group Rules require the Company to allocate its capital into three defined tiers based upon qualifying criteria and stipulates the maximum and minimum amounts of eligible capital in each tier that may be used to satisfy its Group MSM and its Group ECR.

Designated Insurer to Report Certain Events. If Platinum Bermuda, as the designated insurer, believes that the Company or any member of the Company may become insolvent or that certain reportable events (as such term is defined under the Group Rules) have occurred or may occur, it must notify the Authority.  If there has been a significant loss that is reasonably likely to cause the insurance group to be unable to comply with its Group ECR, the designated insurer must furnish the Authority with a group capital and solvency return reflecting a Group ECR prepared using post-loss data, unaudited interim statutory financial statements, and a declaration of group solvency.

Other Restrictions on Dividends and Distributions. The Company and Platinum Bermuda must comply with the provisions of the Companies Act 1981 regulating the payment of dividends and making distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities.

Change of Controllers and Officers. The Authority maintains supervision over the controllers of all registered insurers in Bermuda. A controller includes: (i) the managing director of Platinum Bermuda or Platinum Holdings; (ii) the chief executive of Platinum Bermuda or Platinum Holdings; (iii) a 10%, 20%, 33% or 50% shareholder controller (as defined below) of Platinum Bermuda or Platinum Holdings; and (iv) any person in accordance with whose directions or instructions the directors of Platinum Bermuda or Platinum Holdings are accustomed to act.

Any person who becomes a 10%, 20%, 33% or 50% shareholder controller of Platinum Bermuda or Platinum Holdings shall, within 45 days, notify the Authority in writing that he has become such a controller. The definition of shareholder controller is set out in the Insurance Act but generally refers to: (i) a person who holds 10% or more of the shares carrying rights to vote at a shareholders’ meeting of the registered insurer or its parent company; or (ii) a person who is entitled to exercise 10% or more of the voting power at any shareholders’ meeting of such registered insurer or its parent company; or (iii) a person who is able to exercise significant influence over the management of the registered insurer or its parent company by virtue of its shareholding or its entitlement to exercise, or control the exercise of, the voting power at any shareholders’ meeting.

Material Changes. Platinum Bermuda is required to notify the Authority of its intention to effect a material change within the meaning of the Insurance Act.  For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act; (ii) the amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business; (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer; (v) outsourcing all or substantially all of the company’s actuarial, risk management and internal audit functions; (vi) outsourcing all or a material part of an insurer’s underwriting activity; (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business; and (viii) the expansion into a material new line of business.  Furthermore, Platinum Bermuda, as the designated insurer, shall be required to notify the Authority within 30 days if any member of the Company effects any material change as defined in clauses (ii) through (viii) above.

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

Exempted Companies Restrictions. Platinum Bermuda and Platinum Holdings are registered as “exempted companies” and as such are exempt from certain Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians. However, exempted companies may not participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda except that required for their business and held by way of lease or tenancy for terms of not more than 50 years or, with the consent of the Minister of Finance, land which is used to provide accommodation or recreational facilities for officers and employees of the Company for a term not exceeding 21 years; (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister of Finance; (iii) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or securities issued by Bermuda public authorities; or (iv) the carrying on of business of any kind in Bermuda, except in furtherance of business carried on outside Bermuda or under license granted by the Minister of Finance. Generally, it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda although the reinsurance of risks undertaken by any company incorporated in Bermuda and authorized to engage in insurance and reinsurance business is permitted.

Tax Exemptions. As well as having no restrictions on the degree of foreign ownership, Platinum Bermuda and Platinum Holdings are not currently subject to taxes on income or capital gains and they have received an assurance from the Bermuda Minister of Finance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Platinum Holdings and Platinum Bermuda or any of their respective operations, shares, debentures or other obligations until March 31, 2035.

Exchange Controls. Although Platinum Bermuda and Platinum Holdings are organized, registered and domiciled in Bermuda, they are classified as non-residents of Bermuda for exchange control purposes by the Authority.  Pursuant to their non-resident status, Platinum Holdings and Platinum Bermuda may hold any currency (other than Bermuda dollars) and convert that currency into any other currency (other than Bermuda dollars) without restriction. Platinum Holdings and Platinum Bermuda are permitted to hold Bermuda dollars to the extent necessary to pay their expenses in Bermuda.

U.S. Regulation

Platinum US is organized, licensed and domiciled in the State of Maryland, as a property and casualty insurer, and is licensed, authorized or accredited to write reinsurance in all 50 states of the United States and the District of Columbia.  Although Platinum US is regulated by state insurance regulators and applicable state insurance laws in each state where it is licensed, authorized or accredited, the principal insurance regulatory authority of Platinum US is the Maryland Insurance Administration.

The rates, forms, terms and conditions of our reinsurance agreements generally are not subject to regulation by any state insurance regulator in the United States.  This contrasts with primary insurance where the policy forms and premium rates are generally regulated by state insurance regulators.

State insurance regulators have broad administrative powers with respect to various aspects of the reinsurance business, including licensing to transact business, admittance of assets, establishing reserve requirements and solvency standards, and regulating investments and dividends.

Annual Financial Statements. State insurance laws and regulations require Platinum US to file statutory basis financial statements with insurance regulators in each state where it is licensed, authorized or accredited to do business.  The operations of Platinum US are subject to examination by those state insurance regulators at any time.  Platinum US prepares and files statutory basis financial statements in accordance with accounting practices prescribed or permitted by these insurance regulators.  State insurance regulators conduct periodic examinations of the books and records of insurance companies domiciled in their states as well as perform market conduct examinations of insurance companies doing business in their states.  State insurance regulators generally conduct their various examinations at least once every three to five years.  Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”).  Platinum US’ most recently completed financial examination by the Maryland Insurance Administration was as of December 31, 2008.

Credit for Reinsurance Ceded. The ability of a primary insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation.  Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit against its reserves on its statutory basis financial statements for the reinsurance ceded to the reinsurer.  With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed or accredited in the state where the primary insurer is domiciled.  States also generally permit primary insurers to take credit for reinsurance if the reinsurer: (i) is domiciled in a state with a credit for reinsurance law that is substantially similar to the credit for reinsurance law in the primary insurer’s state of domicile; and (ii) meets certain financial requirements.  Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral.

Platinum Bermuda has provided, and may in the future provide, reinsurance to Platinum US in the normal course of business.  Platinum Bermuda is not licensed, accredited or approved in any state in the United States and, consequently, Platinum Bermuda must collateralize its obligations to Platinum US in order for Platinum US to obtain credit against its reserves on its statutory basis financial statements.

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

In November 2011, the NAIC adopted amendments to its Credit for Reinsurance Model Law and Regulation (the “NAIC Credit for Reinsurance Model Law”) to implement reinsurance collateral reform.  Under the amended NAIC Credit for Reinsurance Model Law, collateral requirements may be reduced from 100% for reinsurers meeting certain criteria as to financial strength and reliability that are domiciled in jurisdictions that are found to have strong systems of domestic insurance regulation.  Once a state legislature enacts the amendments to the NAIC Credit for Reinsurance Model Law and the standards become operative in that state, such reinsurers will be eligible to apply for “certified reinsurer” status and reinsurers that become so certified will be permitted to post collateral at reduced levels in that state.  The new collateral levels will apply on a prospective basis only.  Although the NAIC has made the amended NAIC Credit for Reinsurance Model Law an accreditation standard, and the changes permitting reduced collateral are not mandatory, any state has the option of retaining a 100% collateralization requirement if it chooses to do so.  During its Expedited Review Process, the NAIC has designated Bermuda as a Conditional Qualifying Jurisdiction as of January 1, 2014 with respect to certain classes of insurers, including Class 4 insurers such as Platinum Bermuda.  Such designation will be in effect for a one-year period during which time the NAIC expects to complete its full review process.  Platinum Bermuda is certified to post reduced collateral in Florida and New York under predecessor statutes.

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

In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which will require insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer’s (or insurance group’s) current business plans.  Under the ORSA Model Act, an insurer must undertake an internal risk management review no less often than annually (but also at any time when there are significant changes to the risk profile of the insurer or its insurance group) in accordance with the NAIC’s ORSA Guidance Manual, and prepare a summary report (“ORSA Report”) assessing the adequacy of the insurer’s risk management and capital in light of its current and future business plans.  The ORSA Report will be filed with a company’s lead regulator and be available to other domiciliary regulators within the holding company system. The ORSA Model Act must be adopted by the individual states for the new requirements to apply, and specifically in Maryland for the changes to apply to Platinum US.  It is not clear when Maryland or other states will adopt the ORSA Model Act; however, the NAIC is seeking to make the ORSA Model Act part of its accreditation standards for state solvency regulation, which will motivate states to adopt it prior to its proposed 2015 implementation date.

Restrictions on Dividends and Distributions. Under Maryland insurance law, Platinum US must notify the Maryland Insurance Commissioner (the “Commissioner”) within five business days after the declaration of any dividend or distribution, other than an extraordinary dividend or extraordinary distribution, and notify the Commissioner at least 10 days prior to the payment or distribution thereof.  The Commissioner has the right to prevent payment of such a dividend or such a distribution if the Commissioner determines, in the Commissioner’s discretion, that after the payment thereof, the policyholders’ surplus of Platinum US would be inadequate or could cause Platinum US to be in a hazardous financial condition.  Platinum US must give at least 30 days prior notice to the Commissioner before paying an extraordinary dividend or making an extraordinary distribution from other than earned surplus.  Extraordinary dividends and extraordinary distributions are dividends or distributions which, together with any other dividends and distributions paid during the immediately preceding twelve-month period, would exceed the lesser of:

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

Insurance Holding Company Laws.  Platinum Holdings and Platinum Regency as the indirect parent companies of Platinum US, and Platinum Finance as the direct parent company of Platinum US, are subject to the insurance holding company laws of Maryland.  These laws generally require an authorized insurer that is a member of a holding company system to register with the Maryland Insurance Administration and to furnish annually financial and other information about the operations of companies within the holding company system.  Generally, all transactions between Platinum US and another company in the holding company system, including sales, loans, reinsurance agreements and service agreements, must be fair and reasonable and, if material or of a specified category, require prior notice and approval or non-disapproval by the Commissioner.

The insurance laws of Maryland prohibit any person from acquiring control of Platinum Holdings, Platinum Regency, Platinum Finance or Platinum US unless that person has filed a notification with specified information with the Commissioner and has obtained the Commissioner’s prior approval.  Under the Maryland statutes, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted.  Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Commissioner will be in violation of this law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities and to other actions that may be taken by the Commissioner.  In addition, many U.S. state insurance laws require prior notification to state insurance regulators of an acquisition of control of a non-domiciliary insurance company doing business in that state.  While these pre-notification statutes do not authorize the state insurance regulators to disapprove the acquisition of control, they authorize regulatory action in the affected state if particular conditions exist, such as undue market concentration.  In addition, any transactions that would constitute an acquisition of control of Platinum Holdings, Platinum Regency or Platinum Finance may require prior notification in those states that have adopted pre-acquisition notification laws.  These laws may discourage potential acquisition proposals and may delay, deter or prevent an acquisition of control of Platinum Holdings (in particular through an unsolicited transaction), even if the shareholders of Platinum Holdings might consider such transaction to be desirable.

In December 2010, the NAIC adopted amendments to the Insurance Holding Company System Regulatory Model Act and Regulation (the “Amended Holding Company Model Act”).  The Amended Holding Company Model Act introduces the concept of “enterprise risk” within an insurance holding company system.  The Amended Holding Company Model Act imposes more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting the licensed companies from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the licensed companies.  The Amended Holding Company Model Act must be adopted by the individual states for the new requirements to apply.  Maryland adopted the Amended Holding Company Model Act effective January 1, 2014.  Platinum Holdings’ first enterprise risk report will be due by July 1, 2015.

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

The FIO is designed principally to exercise a monitoring and information gathering role, rather than a regulatory role.  In that capacity, the FIO has been charged with providing reports to the U.S. Congress on (i) modernization of U.S. insurance regulation and possible federal involvement in supervision of insurance group holding companies (provided in December 2013), (ii) state regulators’ ability to access reinsurance information (provided in November 2013), and (iii) the global reinsurance market.  Such reports could ultimately lead to changes in the regulation of insurers and reinsurers in the United States, including insurance group holding companies.

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

Ireland Regulation

Platinum Regency is incorporated in Ireland.  As a holding company, Platinum Regency is not subject to Irish insurance regulation. Irish law prohibits Platinum Regency from declaring a dividend to its shareholders unless it has “profits available for distribution”.  The determination of whether a company has profits available for distribution is based on its accumulated profits, not previously distributed or capitalized, less its accumulated realized losses, not previously used as a reduction from capital.

European Union Regulation

The European Union (“EU”) is introducing a new regime for the regulation of the insurance and reinsurance sector known as “Solvency II”.  Solvency II is a risk-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the EU.  Solvency II is currently due to be transposed into national law by EU Member States on March 31, 2015 and will apply to firms on January 1, 2016.  Given the delay in adopting the so-called Omnibus II Directive (a directive intended to amend in part the existing solvency regime), the European Insurance and Occupational Pensions Authority (“EIOPA”) has published guidelines on the interim measures national supervisors should be taking before Solvency II comes into force, with such measures to be implemented through phasing-in provisions as of January, 1 2014.

Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers.  One aspect of Solvency II concerns the treatment of reinsurance obtained by EU insurers from reinsurers headquartered in a country outside the EU, including Bermuda and the United States, where our reinsurance subsidiaries are headquartered.  The issue is whether such reinsurance can be taken into account by the EU insurers for capital purposes in the same way as reinsurance obtained from EU reinsurers, or whether the non-EU reinsurers must instead maintain certain minimum credit ratings or provide collateral to the EU insurers.  The Solvency II directive proposes that where the non-EU jurisdiction is found to have a regulatory regime “equivalent” to that of Solvency II (in terms of policyholder and beneficiary protection with respect to reinsurance), reinsurance contracts with non-EU reinsurers shall be treated in the same way as reinsurance contracts with EU reinsurers.  At present, it is expected that Bermuda (along with Japan and Switzerland) will be Solvency II equivalent for this purpose but that the United States will not be.  However, the European Commission is yet to confirm these positions.  To the extent that non-EU countries are not deemed Solvency II equivalent at the time the new solvency regime comes into force, transitional arrangements are expected under the Omnibus II Directive whereby, subject to satisfying certain criteria, non-equivalent regimes will be allowed an extended time period to implement a regime satisfying the Solvency II equivalence criteria.

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

We underwrite property and casualty reinsurance and have large aggregate exposures to natural and man-made disasters and, consequently, we expect that our loss experience generally will include infrequent events of great severity.  The frequency and severity of catastrophe losses are inherently difficult to predict, therefore, the occurrence of losses from a severe catastrophe or series of catastrophes could have a material adverse effect on our ability to write new business and on our results of operations and financial condition, possibly to the extent of eliminating our shareholders' equity.  Increases in the values and geographic concentrations of insured property and the effects of inflation have historically resulted in increased severity of industry losses in recent years and, although we seek to limit our overall exposure to risk by limiting the amount of reinsurance we write by geographic zone and type of peril, we expect that those factors will increase the severity of catastrophe losses in the future.  Global climate change may increase the frequency and severity of losses from hurricanes, tornadoes, windstorms, hailstorms, freezes, floods and other weather-related disasters.

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

We believe that the computer-based loss and pricing models we use to assess each ceding company’s potential for catastrophe losses are an important part of the underwriting process for catastrophe exposure pricing.  However, these models depend on the quality of the information obtained from our ceding companies and the independent data we obtain from third parties and may prove inadequate for determining the pricing for certain catastrophe exposures.  Our models may not accurately predict changes in weather patterns related to climate change or the impact of these changes.  If climate change or other factors cause more severe or frequent weather-related disasters than we anticipate, our losses may exceed our expectations, which could have a material adverse effect on our financial condition and results of operations.  Our models include assumptions with respect to the frequency and severity of various sources of loss, including but not limited to damage vulnerability, location of fault lines, demand surge, liquefaction and tsunami.  If such factors for actual events differ from our assumptions, our losses may exceed our expectations, which could have a material adverse effect on our financial condition and results of operations.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge.  Various provisions of our contracts, such as limitations or exclusions from coverage or choice of forum, may be difficult to enforce in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum.  These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims.  In some instances, these changes may not become apparent until some time after we have issued reinsurance contracts that are affected by the changes.  As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued.  The effects of unforeseen developments or substantial government intervention could adversely impact our ability to achieve our goals. An example of this is the Patient Protection and Affordable Care Act of 2010.  Examples of emerging coverage and claims issues include larger settlements and jury awards against professionals and corporate directors and officers covered by professional liability and directors’ and officers’ liability insurance and whether the substantial losses from hurricanes were the result of storm surge, which is sometimes covered by insurance, or flood, which generally is not covered.

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

As of December 31, 2013, we had a financial strength rating of “A” (Excellent) from A.M. Best with a stable outlook for each of our reinsurance subsidiaries.  This rating is the third highest of sixteen rating levels.  According to A.M. Best, a rating of “A” indicates A.M. Best’s opinion that a company has an excellent ability to meet its ongoing obligations to policyholders.  As of December 31, 2013, we had a financial strength rating of “A-” (Strong) from S&P with a stable outlook for each of our reinsurance subsidiaries.  This rating is the seventh highest of twenty-two levels.  According to S&P, a rating of “A-” indicates S&P’s opinion that an insurer has strong capacity to meet financial commitments, but is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than companies in higher-rated categories.  These ratings are subject to periodic review by A.M. Best and S&P and may be revised downward or revoked at the sole discretion of A.M. Best or S&P.  A.M. Best and S&P may increase their scrutiny of rated companies, revise their rating standards or take other action that could lead to changes in our ratings. If A.M. Best or S&P revise their rating standards associated with our current rating, our rating may be downgraded or we may need to raise additional capital to maintain our rating.  Financial strength ratings are not directed toward the protection of investors in Platinum Holdings or its subsidiaries or affiliates.

Our reinsurance contracts commonly contain terms that would allow a ceding company to cancel the contract or require us to collateralize all or part of our obligations if our financial strength rating was downgraded below a certain rating level.  Whether a client would exercise a cancellation right would depend on, among other factors, the reason for such downgrade, the extent of the downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage.  Any such cancellation or additional collateral requirements could have an adverse effect on our business.

Losses from operations may deplete our capital base and create a need to obtain additional capital that may not be readily available in the capital markets or may only be available on unfavorable terms.

Losses from operations, including severe catastrophic events, could cause a material decline in our shareholders’ equity.  We are dependent on our financial strength and ratings, as evaluated by independent rating agencies, to underwrite reinsurance.  A material decline in our existing capital below a level necessary to maintain our ratings may require us to raise additional capital through private financings or the capital markets.  Certain of our contracts provide that a cedant may cancel the contract if there is a decline in our equity below specified levels.  To the extent that our existing capital is insufficient to fund our future operating requirements, we may need to raise additional funds through financings or limit our growth.  Any equity or debt financing, if available at all, may be on terms that are unfavorable to us or our shareholders.  Equity financings could result in dilution to our shareholders.  We may issue securities that have rights, preferences and privileges that are senior to those of our outstanding securities.  If we are not able to obtain adequate capital, our business, results of operations, financial condition and financial strength and credit ratings could be adversely affected.

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

We may also collateralize our obligations under our various reinsurance contracts by delivering letters of credit to the ceding company, pledging assets for the benefit of the ceding company or permitting the ceding company to withhold funds that would otherwise be delivered to us under the reinsurance contract.  We have entered into reinsurance contracts with several ceding companies that require us to provide varying levels of collateral for our obligations under certain circumstances, including when our obligations to these ceding companies exceed negotiated amounts.  These amounts may vary depending on our rating from A.M. Best, S&P or other rating agencies and the level of statutory equity of our reinsurance subsidiaries.  The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of unpaid losses made by the ceding company.  Since we may be required to provide collateral based on the ceding company’s estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company.  It is also unclear what, if any, the impact would be in the event of the liquidation of a ceding company with which we have a collateral arrangement.

The availability and cost of security arrangements for reinsurance transactions may materially impact our ability to provide reinsurance.

Our reinsurance subsidiaries are frequently required to provide collateral to its ceding companies for unpaid liabilities in a form acceptable to applicable state insurance regulators.  Typically, this type of collateral takes the form of letters of credit issued by a bank, the pledging of assets or trust accounts, or funds withheld by ceding companies.

If our credit facilities are not sufficient or if our lenders fail to perform or if we are unable to renew our credit facilities or to arrange for other types of security on commercially acceptable terms, our reinsurance companies’ ability to provide reinsurance to clients may be severely limited. For more details on our credit facilities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”, in this Form 10-K.

The property and casualty reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable pricing.

Historically, property and casualty reinsurers have experienced significant fluctuations in operating results.  Demand for reinsurance is influenced significantly by underwriting results of primary insurers and prevailing general economic and market conditions, all of which affect ceding companies’ decisions as to the amount or portion of risk that they retain for their own accounts and consequently reinsurance premium rates.  The supply of reinsurance is related to prevailing prices, the levels of insured losses and levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry and general economic and market conditions.  As a result, the property and casualty reinsurance business historically has been cyclical, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity have permitted favorable pricing.  We can expect to experience the effects of such cyclicality.

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

Competition in recent years has increased as a result of non-traditional entrants into our industry, such as hedge funds and private equity firms, the proliferation of third-party capital utilization by our competitors, the growth of markets for catastrophic and specialty risks, and the continuing competition to serve customers and capitalize on potential opportunities in the market.  These developments have increasingly become part of the competitive landscape, particularly in the U.S. property catastrophe market.  Over time, these initiatives could significantly affect supply, pricing and competition in our industry and partially displace our traditional reinsurance products.

Government-backed entities also represent competition for the coverages that we provide directly, or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire.

We could face losses from terrorism, political unrest and war.

We have exposure to losses resulting from acts of terrorism, political unrest and acts of war.  It is difficult to predict the occurrence of these events or to estimate the amount of loss an occurrence will generate.  Accordingly, it is possible that actual losses from such acts will exceed our probable maximum loss estimate and that these acts will have a material adverse effect on us.

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

The Terrorism Risk Insurance Act of 2002 was amended and extended by the Terrorism Risk Insurance Extension Act of 2005 and amended and extended again by the Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIPRA"). TRIPRA provides a federal backstop to all U.S. based property and casualty insurers for insurance related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions.  We benefit from TRIPRA as this protection generally inures to our benefit under our reinsurance treaties where terrorism is not excluded.  TRIPRA expires on December 31, 2014 and it is uncertain what impact this may have on us.

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

We may buy retrocessional reinsurance and use derivative instruments to reduce liability on individual risks, protect against catastrophic losses and obtain additional underwriting capacity.  From time to time, market conditions may limit or prevent us from obtaining retrocessional reinsurance or it may be available only on terms that we find unacceptable.  If we are unable or unwilling to obtain such protection on acceptable terms, our financial position and results of operations may be materially adversely affected, especially by catastrophic losses.  Elimination of all or portions of our catastrophic loss protection could subject us to increased, and possibly material, exposure to losses or could cause us to underwrite less business.

Foreign currency exchange rate fluctuations may adversely affect our financial condition and results.

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

The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), shareholders’ equity, revenues and expenses, and related disclosures of contingent liabilities.  On an ongoing basis, we evaluate our estimates, including those related to premiums written and earned, our unpaid losses and LAE, investment valuations, income taxes and those estimates used in our risk transfer analysis for reinsurance transactions.  We base our estimates on historical experience, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our judgments and estimates may not reflect our actual results.  We utilize actuarial models as well as historical insurance industry loss development patterns to establish our loss reserves.  Over time, other common reserving methodologies have begun to be employed.  Actual claims and claim expenses paid may deviate, perhaps materially, from the reserve estimates reflected in our financial statements.  For more details on our estimates and judgments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates”, in this Form 10-K.

The covenants in our debt and credit facilities limit our financial and operational flexibility, which could have an adverse effect on our financial condition.

We have incurred indebtedness, and may incur additional indebtedness in the future.  Our indebtedness primarily consists of publicly traded notes and credit facilities consisting of letter of credit and revolving credit facilities.  For more details on our indebtedness, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Liquidity”, in this Form 10-K.

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

Technology breaches or failures, including those resulting from a malicious cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.

We rely on information technology systems to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business.  Furthermore, a significant portion of the communications between our employees and our business, banking and investment partners depends on information technology and electronic information exchange.  Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures.

We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, controls and procedures.  In addition, we have established a business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of and following certain disruptive events, including any disruptions to or breaches of our information technology systems.  Our business continuity plan is routinely reviewed and evaluated for adequacy.  Despite these safeguards, disruptions to and breaches of our information technology systems are possible and may negatively impact our business.

In addition, we could be subject to liability if external parties were able to penetrate our network security or otherwise misappropriate confidential information.

It is possible that insurance policies we have in place with third parties would not entirely protect us in the event that we experienced a breach, interruption or widespread failure of our information technology systems.  Furthermore, we have not secured insurance coverage designed to specifically protect us from an economic loss resulting from such events.

Although we have never experienced any known or threatened cases involving unauthorized access to our information technology systems or unauthorized appropriation of the data contained within such systems, we have no assurance that such technology breaches will not occur in the future.

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

A U.S. Person that is a “10% U.S. Shareholder” of a non-U.S. corporation (defined as a U.S. Person who owns or is treated as owning at least 10% of the total combined voting power of all classes of stock entitled to vote of the non-U.S. corporation) that is a controlled foreign corporation (“CFC”) for an uninterrupted period of 30 days or more during a taxable year, that owns shares in the CFC directly, or indirectly through non-U.S. entities, on the last day of the CFC's taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's “subpart F income”, even if the subpart F income is not distributed.  “Subpart F income” of a non-U.S. insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income).  A non-U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of stock of that foreign corporation, or the total value of all stock of that foreign corporation.

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

Legislation was introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections.  For example, legislation was introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to non-U.S. affiliates.  A similar provision was included as part of the federal budget proposed by the President of the United States for 2014. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have a material adverse impact on us or our shareholders.  In addition, existing interpretations of U.S. federal income tax law could change, also resulting in a material adverse impact on us or our shareholders.

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

The imposition by other jurisdictions of income, premium or other taxes on Platinum Holdings or its subsidiaries could adversely affect our business.

We do not believe that Platinum Holdings and its subsidiaries are subject to income taxes in jurisdictions other than in the United States and Ireland.  If jurisdictions other than the United States and Ireland impose income taxes on us, or change or impose new withholding, premium or other taxes upon us, it could materially adversely affect our business and results of operations.

Risks Related to Laws and Regulations

The regulatory system under which we operate and potential changes thereto could significantly and adversely affect our business.

The business of reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.  Reinsurers are generally subject to less direct regulation than primary insurers.  Reinsurers licensed in Bermuda and the United States are regulated and must comply with financial supervision standards comparable to those governing primary insurers.  For additional discussion of the regulatory requirements to which Platinum Holdings and its subsidiaries are subject, see Item 1 “Business – Regulation”, in this Form 10-K.  Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial condition and results of operations.  In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated below, restrict the ability of Platinum Holdings to pay dividends to its shareholders and of our subsidiaries to pay dividends to Platinum Holdings.

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

The EU is introducing a new regime for the regulation of the insurance and reinsurance sector known as “Solvency II”.  Solvency II is currently due to be transposed into national law by EU Member States on March 31, 2015 and will apply to firms on January 1, 2016.  Given the delay in adopting the so-called Omnibus II Directive (a directive intended to amend in part the existing solvency regime), EIOPA has published guidelines on the interim measures national supervisors should be taking before Solvency II comes into force, with such measures to be implemented through phasing-in provisions as of January 1, 2014.  The Solvency II directive proposes that reinsurance contracts obtained by EU insurers from reinsurers headquartered in a country outside the EU be treated in the same way as reinsurance contracts obtained from EU reinsurers, provided that the non-EU country is found to have a regulatory regime “equivalent” to that of Solvency II in terms of policyholder and beneficiary protection.  Our reinsurance subsidiaries are headquartered in Bermuda and the United States, which are non-EU countries.  At present, it is expected that Bermuda will be Solvency II equivalent but that the United States may not be.  However the European Commission is yet to confirm the position.  If the regulatory regimes of Bermuda and the United States are assessed not to be equivalent to that of Solvency II and if our reinsurance subsidiaries fall below a certain minimum credit rating, EU insurers may be prevented from recognizing the reinsurance provided to them by our reinsurance subsidiaries for the purpose of meeting their capital requirements unless we provide collateral for our obligations to EU insurers.  This could have a material adverse impact on our ability to conduct our business. To the extent that non-EU countries are not deemed Solvency II equivalent at the time the new solvency regime comes into force, transitional arrangements are expected under the Omnibus II Directive whereby subject to satisfying certain criteria, non-equivalent regimes will be allowed an extended time period to implement a regime satisfying the Solvency II equivalence criteria.

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

Accounting standards and regulatory changes may require modifications to our accounting policies, both prospectively and for prior periods and such changes could have an adverse impact on our financial results. In particular, the SEC is considering a plan to first allow and then require companies to file financial statements in accordance with International Financial Reporting Standards rather than U.S. GAAP. Such changes, if ultimately adopted, could have a significant impact on our financial reporting, impacting key matters such as our loss reserving policies and premium and expense recognition. Also, both the Financial Accounting Standards Board and the International Accounting Standards Board are considering adopting accounting standards for all reinsurance and insurance contracts that are considered to be more closely related to fair value than the current measurement basis.  We are currently evaluating how these initiatives will impact us, including with respect to our loss reserving policy and the effect it might have on recognizing premium revenue and policy acquisition costs.  Required modification of our existing policies, either with respect to these issues or other issues in the future, could have an impact on our results of operations and financial condition, including changing the timing of the recognition of underwriting income, increasing the volatility of our reported earnings and changing our overall financial statement presentation.

The Dodd-Frank Act may adversely impact our business.

The Dodd-Frank Act became effective on July 21, 2011.  In addition to introducing sweeping reform of the U.S. financial services industry, the Dodd-Frank Act has changed the regulation of reinsurance in the United States.  The Dodd-Frank Act also created the FIO which is designed principally to exercise a monitoring and information gathering role.

The Dodd-Frank Act prohibits a state from denying credit for reinsurance if the state of domicile of the insurer purchasing the reinsurance recognizes credit for reinsurance.  At present, it appears the changes specific to reinsurance in the Dodd-Frank Act will not have a material adverse effect on non-U.S. reinsurers such as Platinum Bermuda, however, there is still significant uncertainty as to how these and other provisions of the Dodd-Frank Act will be implemented in practice.

Non-compliance with laws, regulations and taxation regarding transactions with international counter-parties may adversely affect our business.

As we provide reinsurance on a worldwide basis, we are subject to an expanding legal, regulatory and tax environment intended to help detect and prevent anti-trust activity, terrorist financing, fraud, tax avoidance and other illicit activity. These requirements include regulations promulgated and administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, The Foreign Corrupt Practices Act of 1977, the Iran Freedom and Counter-Proliferation Act of 2012 and the Foreign Account Tax Compliance Act.  These and other programs prohibit or restrict dealings with certain countries, their governments and, in certain circumstances, their nationals and may require detailed reporting to various administrative parties.  We have developed and implemented policies, procedures, systems and internal controls that are designed to comply with the various requirements.  Non-compliance with any of these regulations could have a material adverse effect on our ability to conduct our business.

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

A shareholder of our Company may have greater difficulty in protecting its interests than would a shareholder of a U.S. corporation.

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

The Authority may file a notice of objection to any person who has become a controller of any description where it appears that such person is not, or is no longer, a fit and proper person to be a controller of the registered insurer. Before issuing a notice of objection, the Authority is required to serve upon the person concerned a preliminary written notice stating the Authority’s intention to issue formal notice of objection. Upon receipt of the preliminary written notice, the person served may, within 28 days, file written representations with the Authority which shall be taken into account by the Authority in making their final determination. Any person who continues to be a controller of any description after having received a notice of objection shall be guilty of an offense and shall be liable on summary conviction to a fine of $25,000 (and a continuing fine of $500 per day for each day that the offense is continuing) or, if convicted on indictment, to a fine of $100,000 and/or 2 years in prison.

The insurance laws of Maryland, the domiciliary state of Platinum US, prohibit any person from acquiring control of us or of Platinum US unless that person has filed a notification with specified information with the Commissioner and has obtained the Commissioner’s prior approval.  Under the Maryland statutes, acquiring 10% or more of the voting securities of an insurance company or its parent company is presumptively considered an acquisition of control of the insurance company, although such presumption may be rebutted.  Accordingly, any person or entity that acquires, directly or indirectly, 10% or more of the voting securities of Platinum Holdings without the prior approval of the Commissioner will be in violation of this law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner or prohibiting the voting of those securities and to other actions determined by the Commissioner.  In addition, many U.S. state insurance laws require prior notification of state insurance regulators of an acquisition of control of a non-domiciliary insurance company doing business in that state.  While these pre-notification statutes do not authorize the state insurance regulators to disapprove the acquisition of control, they authorize regulatory action in the affected state if particular conditions exist, such as undue market concentration.  In addition, any transactions that would constitute an acquisition of control of us or Platinum US may require prior notification in those states that have adopted pre-acquisition notification laws.

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

Market Information

The Company’s common shares are listed on the NYSE under the symbol “PTP”.

On February 10, 2014, the last reported sale price for our common shares on the NYSE was $55.77 per share.  The following table shows the high and low per share trading prices of our common shares during each quarter, as reported on the NYSE for the periods indicated:

		Price Range of Common Shares
		High	Low
Year
2013:
	Fourth Quarter	$63.60	$57.84
	Third Quarter	61.06	56.63
	Second Quarter	59.50	54.06
	First Quarter	$56.34	$46.24

2012:
	Fourth Quarter	$47.40	$40.89
	Third Quarter	43.08	37.58
	Second Quarter	38.43	34.97
	First Quarter	$37.64	$32.94

Number of Holders of Common Shares

As of January 31, 2014, there were approximately 49 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by a broker, bank or other nominee for the benefit of beneficial owners who may vote the shares.

Dividends

During the years ended December 31, 2013 and 2012, we paid quarterly cash dividends of $0.08 per common share.  Our Board of Directors has declared a dividend for the first quarter of 2014 of $0.08 per common share, payable on March 31, 2014 to shareholders of record at the close of business on March 3, 2014.  The declaration and payment of common share dividends is at the discretion of the Board of Directors and depends upon our results of operations and cash flows, the financial positions and capital requirements of the Company and its subsidiaries, general business conditions, legal, tax and regulatory restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

The laws of the various jurisdictions in which Platinum Holdings and our subsidiaries are organized restrict the ability of Platinum Holdings to pay dividends to its shareholders and of our subsidiaries to pay dividends to Platinum Holdings.  See Item 1, “Business – Regulation” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Liquidity”, in this Form 10-K for additional information on dividend restrictions.

Purchases of Equity Securities by Us

The following table summarizes our purchases of our common shares during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1, 2013 – October 31, 2013	-	$-	-	$171,468,351
November 1, 2013 – November 30, 2013	-	-	-	171,468,351
December 1, 2013 – December 31, 2013	8,923	59.27	8,923	170,939,450
Total	8,923	$59.27	8,923	$170,939,450

(1)	Including commissions.
(2)
Our Board of Directors established a program authorizing the repurchase of our common shares. Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 24, 2013, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

Performance Graph

The following performance graph compares cumulative total return on our common shares with the cumulative total return on the S&P 500 Composite Stock Price Index (the “S&P 500 Index”) and the S&P 500 Property & Casualty Industry Insurance Group Stock Price Index (the “S&P 500 Property & Casualty Insurance Index”), for the period that commenced December 31, 2008 and ended on December 31, 2013.  The performance graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2008 in our common shares, the S&P 500 Index, and the S&P 500 Property & Casualty Insurance Index as measured by the last sale price on the last trading day of each such period.

Total Return to Shareholders
Comparison of Cumulative Five Year Total Return

* Index value as of December 31, 2008 – $100.00

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

The following table sets forth certain of our selected financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.  Our data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 were derived from our consolidated financial statements beginning on page F-1 of this Form 10-K.  Our data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 were derived from our audited consolidated financial statements not included in this Form 10-K.  The selected financial data should be read in conjunction with our consolidated financial statements as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013 beginning on page F-1 of this Form 10-K, and the related “Management's Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 39 of this Form 10-K.

Five-Year Summary of Selected Financial Data
(in thousands, except per share amounts)

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Net premiums written	$567,121	$565,000	$651,514	$760,589	$897,834
Net premiums earned	553,413	566,496	689,452	779,994	937,336
Net investment income	72,046	99,947	125,863	134,385	163,941
Net realized gains on investments	23,920	88,754	3,934	107,791	78,630
Net impairment losses on investments	(2,033)	(3,031)	(22,370)	(36,610)	(17,603)
Net losses and LAE	167,446	183,660	805,437	467,420	478,342
Underwriting expenses	179,253	170,619	180,741	203,705	240,806
Net income (loss)	$223,278	$327,228	$(224,064)	$215,498	$383,291

Basic earnings (loss) per common share	$7.46	$9.67	$(6.04)	$5.14	$7.71
Diluted earnings (loss) per common share	7.35	9.60	(6.04)	4.78	7.33
Dividends declared per common share	$0.32	$0.32	$0.32	$0.32	$0.32

Balance Sheet Data:
Total investments and cash and cash equivalents	$3,492,362	$3,947,694	$4,170,044	$4,212,498	$4,369,649
Premiums receivable	138,454	128,517	159,387	162,682	269,912
Total assets	3,923,885	4,333,303	4,551,611	4,614,313	5,021,578
Unpaid losses and LAE	1,671,365	1,961,282	2,389,614	2,217,378	2,349,336
Unearned premiums	126,300	113,960	121,164	154,975	180,609
Debt obligations	250,000	250,000	250,000	250,000	250,000
Shareholders' equity	$1,746,707	$1,894,534	$1,690,859	$1,895,455	$2,077,731

Common shares outstanding	28,143	32,722	35,526	37,758	45,943
Common shares outstanding - diluted	28,889	34,091	36,471	40,639	51,643

Book value per common share	$62.07	$57.90	$47.59	$50.20	$45.22
Fully converted book value per common share	$60.64	$56.39	$46.88	$47.48	$41.58

Return on equity	12.9%	20.2%	(12.1% )	11.2%	22.4%

Reconciliation of Non-GAAP Financial Measures

In presenting the Company's results in the table above as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K, management has included financial measures that are not calculated under standards and rules that comprise U.S. GAAP. Such measures, including underwriting income or loss and related underwriting ratios, book value per common share and fully converted book value per common share, are referred to as non-GAAP measures. These non-GAAP measures may be defined or calculated differently by other companies.  Management believes these measures allow for a more complete understanding of the underlying business.  In addition, return on equity is used as a financial performance measure in determining compensation, as discussed in items incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual General Meeting of Shareholders (our “Proxy Statement”).  These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP.  Reconciliations of such measures to the most comparable U.S. GAAP figures are included below or are included elsewhere within this Form 10-K in accordance with Regulation G.

Underwriting Income (Loss) and Ratios

The Company believes that underwriting income or loss and ratios allow for a more complete understanding of the profitability of our reinsurance operations and operating segments.  Underwriting income or loss consists of net premiums earned less net losses and LAE and net underwriting expenses.  Net underwriting expenses include net acquisition expenses and operating costs related to underwriting. Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, corporate expenses not allocated to underwriting operations, interest expense, net foreign currency exchange gains or losses, net changes in fair value of derivatives and other income and expense.

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

The following summary sets forth the calculation of book value and fully converted book value per common share for the years ended December 31, 2013 and 2012 ($ and amounts in thousands, except per share amounts):

	2013	2012
Market price per share at year end	$61.28	$46.00

Shareholders' equity	$1,746,707	$1,894,534
Add: Proceeds from exercise of share options	4,994	27,688
Shareholders' equity - diluted	$1,751,701	$1,922,222

Basic common shares outstanding	28,143	32,722
Add: Common share options	148	833
Add: Restricted share units	598	536
Diluted common shares outstanding	28,889	34,091

Book value per common share
Book value per common share	$62.07	$57.90
Fully converted book value per common share	$60.64	$56.39

Return on Equity

Return on equity represents net income available to common shareholders divided by the beginning shareholders' equity for the year, adjusted for material capital transactions during the year.  Management uses return on equity as a financial performance measure in determining incentive compensation as set forth in the Proxy Statement.

The following table sets forth the calculation of return on equity for the years ended December 31, 2013, 2012 and 2011, respectively ($ in thousands):

	2013	2012	2011
Net income	$223,278	$327,228	$(224,064)

Shareholders' equity, beginning of the year	1,894,534	1,690,859	1,895,455
Weighted average adjustments for material capital transactions:
Share repurchases	(181,685)	(68,818)	(40,103)
Other	12,521	1,551	943
Adjusted shareholders' equity, beginning of the year	$1,725,370	$1,623,592	$1,856,295

Return on equity	12.9%	20.2%	(12.1%)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Form 10-K.  This Form 10-K contains forward-looking statements that involve risks and uncertainties.  Please see the “Note on Forward-Looking Statements” on page 1 of this Form 10-K.  Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Management has included certain schedules containing financial measures that are not calculated under standards and rules that comprise U.S. GAAP.  See Item 6, “Selected Financial Data” in this Form 10-K for additional information.

Overview

As of December 31, 2013, our capital resources of $2.0 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  As of December 31, 2012, our capital resources of $2.1 billion consisted of $1.9 billion of common shareholders’ equity and $250.0 million of debt obligations.  As of December 31, 2013 and 2012, our investable assets were $3.5 billion and $4.0 billion, respectively.

Our net income was $223.3 million and $327.2 million for the years ended December 31, 2013 and December 31, 2012, respectively, and our net loss was $224.1 million for the year ended December 31, 2011.  Our net premiums written were $567.1 million, $565.0 million and $651.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Return on equity was 12.9%, 20.2% and (12.1%) for the years ended December 31, 2013, 2012 and 2011, respectively.  Book value per share grew to $62.07 as of December 31, 2013, an increase of 7.2% from $57.90 as of December 31, 2012.

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

Reinsurance Industry Conditions and Trends

Historically, property and casualty reinsurers have experienced significant fluctuations in operating results.  Demand for reinsurance is influenced significantly by underwriting results of primary insurers and prevailing general economic and market conditions, all of which affect ceding companies’ decisions as to the amount or portion of risk that they retain for their own accounts and consequently reinsurance premium rates.  The supply of reinsurance is related to prevailing prices, the levels of insured losses and levels of industry surplus which, in turn, may fluctuate in response to changes in rates of return on investments being earned in the reinsurance industry and general economic and market conditions.  As a result, the property and casualty reinsurance business historically has been cyclical, characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity have permitted favorable pricing.

The cyclical trends in the industry and the industry’s profitability can also be affected significantly by volatile and unpredictable developments, including what management believes to be a trend of courts to grant increasingly larger awards for certain damages, natural disasters (such as catastrophic hurricanes, windstorms, tornadoes, earthquakes and floods), acts of terrorism, fluctuations in interest rates, changes in the investment environment that affect market prices of and income and returns on investments and inflationary pressures that may tend to affect the size of losses experienced by primary insurers.  Unfavorable market conditions may affect our ability to write reinsurance at rates that we consider appropriate relative to the risk assumed.  These factors influence the total supply of underwriting capacity in the market which tends to drive the cyclical nature of the business.

Over the last several years, we have seen a significant increase in overall reinsurance industry capacity resulting from strong financial results and the influx of new competitors.

Our property reinsurance business can be very volatile in periods when there are few catastrophic events or when catastrophes are frequent or severe and there are large losses.  Our casualty reinsurance business is typically less volatile; however, there tends to be a greater time lag between the occurrence, reporting and payment of casualty reinsurance claims, requiring a longer-term perspective on the part of management for this aspect of our business.

In 2012 and 2013, the reinsurance industry financial results have reflected lower than average global natural and man-made catastrophes and continuing prior years’ favorable development.  In addition, losses and LAE on many lines of business continued to be lower than their long-term averages.  These financial results have bolstered reinsurers’ already strong balance sheets.  Additionally, new capital from non-traditional sources has grown significantly.  Combining the additional supply with flat or reduced demand from buyers of reinsurance has resulted in substantial risk-adjusted rate reductions in some property catastrophe lines as at January 1, 2014 and smaller but still significant reductions in other property and marine and casualty lines of business.

Terms and conditions have been relaxed in favor of the buyers of reinsurance, with ceding commissions in many cases significantly exceeding the buyers’ costs to produce this business.  The alteration to terms and conditions also potentially alters the behavior of ceding companies as they can write underlying business that may have been previously unprofitable.

Competition in recent years has increased as a result of non-traditional entrants into our industry, such as hedge funds and private equity firms, the proliferation of third-party capital utilization by our competitors, the growth of markets for catastrophic and specialty risks, and the continuing competition to serve customers and capitalize on potential opportunities in the market.  These developments have increasingly become part of the competitive landscape, particularly in the U.S. property catastrophe market.  Over time, these initiatives could significantly affect supply, pricing and competition in our industry and partially displace our traditional reinsurance products.

Government-backed entities also represent competition for the coverages that we provide directly, or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire.

Current Outlook

As noted above, property and casualty reinsurance business is a cyclical business.  Presently, we appear to be in a phase of the cycle characterized by excess underwriting capacity.  Below average insured losses from major catastrophes and an influx of capacity during 2013 had a destabilizing effect on rates for reinsurance business written in the second half of 2013 and at January 1, 2014.  Ample capacity exists for all lines of business, pressuring rates down and expanding terms and conditions.  In many lines of business we are approaching the minimum level of premium we would expect in order for such business to provide appropriate returns.  We may write less premium in 2014 than we currently anticipate if there is a pervasive decrease in pricing and continued expansion of terms and conditions.

In the Property and Marine segment, we believe that property catastrophe exposed reinsurance rates for peak zones and perils will remain under pressure for the balance of the year.  We currently anticipate that the portfolio of business we write in our Property and Marine segment during 2014 will be similar to our current in-force book of business.  Our Property and Marine segment will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

In the Casualty segment, we expect casualty insurance and reinsurance capacity to remain abundant for the rest of 2014.  If this is the case, the potential for improvement in the risk adjusted total return we are able to achieve on this business will be limited.  We believe the casualty market is presently such that reinsurance rate adequacy is expected to produce returns at or below the cost of capital, yet competition for this business remains strong.  Under these conditions many treaties do not meet our pricing standards.  Unless these conditions change, we expect that the total return available from the casualty business will not improve materially.  Accordingly, we expect to write a similar sized portfolio during 2014 in our Casualty segment as compared with our current in-force book of business.

In the Finite Risk segment, we expect only minor activity for 2014, reflecting a continued lack of demand for finite risk covers, and we will continue focusing our efforts on our other lines of business.

The impact on our investment portfolio from the recent rise in interest rates was mitigated by our prior efforts to reduce our portfolio duration.  When interest rates and spreads are at attractive levels, we expect to continue deploying cash into high quality fixed income securities.  Additionally, we may begin considering riskier assets.

Absent a major event in the insurance or capital markets, we expect continued pressure on reinsurance rate adequacy.  We will continue with our strategy of responding to changes in market conditions and of underwriting for profitability, not market share.

Based on our current reserve position, our net in-force portfolio of reinsurance business, and our asset portfolio we believe that we are strongly capitalized with a comfortable capital cushion above the rating agency targets for a company with our ratings.  If the business performs as we anticipate, our capital cushion would grow over time.  Under those conditions we would have the financial flexibility to expand our underwriting, hold riskier assets, or buy back shares.  Our decision-making will be guided by the pricing we observe in the various markets.

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

Premiums Written and Earned

Overview

Assumed reinsurance premiums earned are recognized as revenues in the consolidated statements of operations, net of any ceded premiums for retrocessional coverage purchased.  Both assumed and ceded premiums written are earned generally on a basis proportionate with the coverage period.  On the consolidated balance sheets, unearned premiums represent premiums written not yet recognized as revenue and prepaid reinsurance premiums represent ceded premiums written not yet earned.

Due to the nature of reinsurance, ceding companies routinely report and remit premiums to us subsequent to the contract coverage period.  Consequently, premiums written and receivable include amounts reported by the ceding companies, supplemented by our estimates of premiums that are written but not reported.  The estimation of written premiums may be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions.  The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses.  Premiums are generally reported to us in full within two years from the inception of the contract.

In addition to estimating premiums written, we estimate the earned portion of premiums written.  The amounts we recorded on the consolidated balance sheets as estimated premiums receivable and unearned premiums are based on estimated written and earned premiums, respectively, and are subject to judgment and uncertainty.  Any adjustments to written and earned premiums, and the related losses and acquisition expenses, are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  These adjustments could be material and could significantly impact earnings in the period they are recorded although the potential net impact of changes in premiums earned on our results of operations is reduced by the accrual of losses and acquisition expenses related to such premiums.

When estimating premiums written and earned premiums, we segregate the business into classes by reinsurance subsidiary, by type of coverage and by type of contract (resulting in approximately 65 classes).  Within each class, business is further segregated by the year in which the contract incepted (the “Underwriting Year”), starting with 2002, our first year of operations.  Classes that are similar in both the nature of their business and estimation process may be grouped for purposes of estimating premiums.  Estimates are made for each class or group of classes and Underwriting Year.  Premiums are estimated based on ceding company estimates and our own judgment after considering factors such as:  (1) the ceding company’s historical premium versus projected premium, (2) the ceding company’s history of providing accurate estimates, (3) anticipated changes in the marketplace and the ceding company’s competitive position therein, (4) reported premiums to date and (5) the anticipated impact of proposed underwriting changes.  Estimates of ultimate premium are made by our underwriters for each contract and Underwriting Year.  Management aggregates  these estimates by class and Underwriting Year and reviews them with our underwriters and actuaries and selects an ultimate premium estimate.  Estimates of premiums written and earned are based on the selected ultimate premium estimate, the terms and conditions of the reinsurance contracts and the remaining exposure from the underlying policies. We evaluate the appropriateness of these estimates in light of the actual premium reported by the ceding companies, information obtained during audits and other information received from ceding companies.

Uncertainty of Estimates

The following table sets forth our estimated and reported premiums receivable and unearned premiums as of December 31, 2013 and 2012, respectively ($ in thousands):

	2013	2012
Estimated premiums receivable	$117,937	$108,083
Reported premiums receivable	20,517	20,434
Reinsurance premiums receivable	$138,454	$128,517

Unearned premiums	$126,300	$113,960

As of December 31, 2013, the selected estimates of premiums receivable and unearned premiums were lower than the initial estimates made by our underwriters by $3.1 million or 2.2% and by $0.9 million or 0.7%, respectively. We believe that we reasonably could have made a decrease of between $0 and $3.1 million for premiums receivable and between $0 and $0.9 million for unearned premiums.  As of December 31, 2012, the selected estimates of premiums receivable and unearned premiums were lower than the initial estimates made by our underwriters by $6.1 million or 4.7% and by $2.4 million or 2.1%, respectively. We believe that we reasonably could have made a decrease of between $0 and $6.1 million for premiums receivable and between $0 and $2.4 million for unearned premiums.  Key factors that affect premium estimates of our underwriters and management include:  (1) the competition in many classes of business that make it difficult for ceding companies to achieve their premium targets, and (2) the lack of a historical track record for some ceding companies writing new programs.

Certain of our reinsurance contracts include provisions that adjust premiums and/or reinstate reinsurance coverage limits based upon the loss experience under the contracts.  We take these provisions into account when determining our estimates of premiums written and earned.  Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment of losses by the reinsurer.  These premiums relate to and are earned over the future coverage period and the remaining exposure from the underlying policies.  Any unearned premiums existing at the time of the reinstatement are earned immediately in proportion to the contract loss limits utilized.  Additional premiums are premiums that are triggered by losses and are earned immediately.  Premiums written and earned include estimates of reinstatement premiums and additional premiums based on reinsurance contract provisions and loss experience and rely on the estimates of unpaid losses and LAE.

We may record an allowance for uncollectible premiums if we believe an allowance is appropriate in light of our historical experience, the general profile of our ceding companies and our ability to contractually offset premiums receivable against losses and LAE and commission amounts payable to the same parties.

During the years ended December 31, 2013, 2012 and 2011, we recorded net written premiums of $567.1 million, $565.0 million and $651.5 million.  In those years, we recorded increases in prior year net written premiums of $47.1 million, $44.8 million and $23.9 million, respectively.  Substantially all of the change in prior year net premiums written relates to the two most recent underwriting years and were primarily the result of updated premiums reported by our ceding companies.  During the years ended December 31, 2013, 2012 and 2011, we recorded increases in prior year net premiums earned of $30.6 million, $30.4 million and $15.3 million, respectively.  The effect on net income from the increase in estimates of prior years’ net premiums earned, after considering corresponding changes in losses and acquisition expenses attributable to those changes in premiums, was not significant. We do not believe that the increases in prior year premium estimates in 2013, 2012 and 2011 are indicative of prospective net premium adjustments in future years because conditions and trends that affected prior years’ premium estimates may not exist in the future.

Unpaid Losses and LAE

Overview

Unpaid losses and LAE are estimates of future amounts required to pay losses and LAE for claims under our assumed reinsurance contracts that have occurred at or before the balance sheet date.  Unpaid losses and LAE are estimated based upon information received from ceding companies regarding our liability for unpaid losses and LAE, supplemented by our estimates of losses and LAE for which ceding company reports have not been received, our historical experience for unreported claims and industry experience for unreported claims.  Unpaid losses and LAE include estimates of the cost of claims that were reported, but not yet paid, and IBNR.  In addition, we estimate our ULAE reserves based on our administrative costs of managing claims.

Our actuaries prepare estimates of our ultimate liability for unpaid losses and LAE based on various actuarial methods including the loss ratio method, the Bornhuetter-Ferguson method and the chain ladder method, each of which is discussed below.  We believe that the quantitative actuarial methods used to estimate our liabilities are enhanced by management’s professional judgment.  We review the actuarial estimates of our liability and determine our best estimate of the liabilities to record as unpaid losses and LAE in our consolidated financial statements.  We use the same processes and procedures for estimating unpaid losses and LAE for annual and interim periods.

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

Unpaid losses and LAE represent management’s best estimate at a given point in time and are subject to the effects of trends in loss severity and frequency.  Provisions for economic inflation and changes in the social and legal environment are also considered in the loss estimation process.  These estimates are reviewed regularly and adjusted as loss experience develops or new information becomes available, such as rate changes in the policies underlying our reinsurance contracts or in the mix of business by reserving class.  Any adjustments are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  It is possible that the ultimate liability may differ materially from such estimates.

As of December 31, 2013 and 2012, the liabilities recorded on our consolidated balance sheets for unpaid losses and LAE were $1.7 billion and $2.0 billion, respectively.  These amounts exclude any amounts we may recover from our retrocessionaires under coverage we purchased for such losses.  We record estimates of amounts we expect to recover from retrocessionaires as assets on the consolidated balance sheets.  The following table sets forth our case reserves, additional case reserves and IBNR by segment as of December 31, 2013 and 2012 ($ in thousands):

	Property and Marine (1)	Casualty	Finite Risk	Total
December 31, 2013
Case reserves	$205,432	$392,767	$25,117	$623,316
Additional case reserves	36,808	23,306	-	60,114
IBNR	116,714	828,101	43,120	987,935
Total unpaid losses and LAE	$358,954	$1,244,174	$68,237	$1,671,365

December 31, 2012
Case reserves	$329,926	$388,262	$27,394	$745,582
Additional case reserves	28,272	23,557	2,182	54,011
IBNR	202,860	924,452	34,377	1,161,689
Total unpaid losses and LAE	$561,058	$1,336,271	$63,953	$1,961,282

(1)	Includes $223.6 million and $403.3 million of reserves related to major catastrophes as of December 31, 2013 and 2012, respectively.

Since we rely on information regarding paid losses, case reserves and sometimes IBNR provided by ceding companies in estimating our ultimate liability for unpaid losses and LAE, we perform certain procedures in order to help determine the completeness and accuracy of such information.  Periodically, management assesses the reporting activities of these ceding companies on the basis of qualitative and quantitative criteria.  These procedures include conferring with ceding companies or brokers on claims matters.  Our claims personnel, or consultants engaged by us, may also conduct periodic audits of our ceding companies to:  (1) review and establish the validity of specific claims, (2) determine that case reserves established by the ceding company are reasonable, (3) determine there is consistency in claim reporting from period to period, and (4) assess the overall claims practices and procedures of the ceding company.  We also monitor the claims handling and reserving practices of ceding companies in order to help establish the reinsurance premium for reinsurance contracts with such ceding companies.

Reserves - Excluding Major Catastrophes

Reserves, excluding major catastrophes, were $1.4 billion as of December 31, 2013, representing 87% of our unpaid losses and LAE.  When estimating unpaid losses and LAE, we segregate the business into classes by reinsurance subsidiary, by type of coverage and by type of contract (resulting in approximately 65 classes).  Within each class, the business is further segregated by Underwriting Year, starting with 2002, our first year of operations.

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

Initial Loss Estimates

Generally, estimates of ultimate losses that are not related to a specific event are initially determined based on the loss ratio method applied to each Underwriting Year and to each class of business.  The selected ultimate losses are determined by multiplying the initial expected loss ratio by the earned premium.  The initial expected loss ratios are key inputs that involve management judgment and are based on a variety of factors, including:  (1) contract by contract expected loss ratios developed during our pricing process and (2) our historical loss ratios and combined ratios adjusted for rate change and trend.  These judgments take into account management’s view of past, current and future factors that may influence ultimate losses, including:  (1) market conditions, (2) changes in the business underwritten, (3) changes in timing of the emergence of claims and (4) other factors that may influence ultimate loss ratios and losses.

Changes in Loss Estimates

The determination of when reported losses are sufficient and credible to warrant selection of an ultimate loss ratio different from initial expected loss ratio also requires judgment.  We generally make adjustments for reported loss experience indicating unfavorable variances from initial expected loss ratios sooner than reported loss experience indicating favorable variances.  This is because the reporting of losses in excess of expectations tends to have greater credibility than an absence or lower than expected level of reported losses. While we continue with this approach, in the fourth quarter of 2012 we began reflecting favorable variances in reported losses in our selection of ultimate loss ratios at an earlier point in the loss development pattern than we had in the past.  For further discussion, see “Independent Actuarial Review” below.

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

While we commenced operations in 2002, the business we write is sufficiently similar to the historical reinsurance business of our predecessor, the former reinsurance segment of The St. Paul Companies, Inc., such that we review the historical loss experience of this business when we estimate our own loss development patterns.  Loss development patterns can span more than a decade.  Therefore, this data is a valuable supplement to our own and industry data.

Loss development patterns are determined utilizing actuarial analysis, including management’s judgment, and are based on historical patterns of paid losses and reporting of case reserves to us, as well as industry loss development patterns.  Information that may cause future loss development patterns to differ from historical loss development patterns is considered and reflected in our selected loss development patterns as appropriate.  For property and health classes, these patterns indicate that a substantial portion of the ultimate losses are reported within two to three years after the contract is effective.  Casualty loss development patterns can vary from three years to over twenty years depending on the type of business.

In property and marine classes, the loss development patterns are primarily based on our historical reported loss data.  For all classes, historical data by effective date and business type is used to determine loss development patterns that reflect each year’s reinsurance contract inception date distribution and the distribution of underlying business written on a losses occurring basis versus on a risk attaching basis.  Loss development patterns are analyzed for various reinsurance sub-classes and an overall pattern for each Underwriting Year is determined by the mix of business within that Underwriting Year.

In casualty classes, the loss development patterns are primarily based on our historical reported loss data and that of our predecessor, and for the North American casualty classes they are supplemented by industry data from the Reinsurance Association of America (“RAA”) and Insurance Services Offices, Inc.  Due to the long loss development pattern in general liability, various sources are used to estimate the end of the loss development pattern referred to as the “tail”.  To estimate the tail, we supplement our historical data, and the data available from our predecessor, with industry data, generally from the RAA, and data received from external actuarial firms.  Loss development patterns are analyzed for various reinsurance sub-classes and an overall pattern for each Underwriting Year is determined by the mix of business within that Underwriting Year.

We analyze historical loss development patterns and may adjust them for observed anomalies.  For example, we observed that loss development patterns were much slower in Underwriting Years that were characterized by especially intense competition, known as the “soft market”, particularly in the North American excess-of-loss claims made class.  We believe this is due to multiple year policies written by ceding companies and the deterioration in underwriting standards during these periods.  In determining our loss development patterns for certain classes, we may exclude certain historical data from the soft market years.  However, one of the risks of excluding some of the data from those years is that we could be obscuring trends in loss development patterns.  Our actuaries consider this when determining the credibility of indications that use these patterns.  For certain reinsurance contracts, historical loss development patterns may be developed from ceding company data or other sources.

Reserves - Major Catastrophes

Generally, an event causing more than $1 billion of insured property losses to the insurance industry, as estimated by Property Claims Services or other sophisticated independent loss estimate providers, or $10 million of property and/or marine losses to the Company is considered and tracked as a major catastrophe.  Net losses from major catastrophes consist of gross losses and LAE, net of any retrocessional recoveries and reinstatement premiums earned.   Unpaid losses and LAE related to major catastrophes were $223.6 million, which represented 13% of our total unpaid losses and LAE, as of December 31, 2013.

Our underwriters will typically prepare an initial estimate of our ultimate losses for a major catastrophe event on a contract-by-contract basis.  This estimate is typically based on the Company’s portfolio modeling, discussions with brokers and ceding companies, market share analysis and a review of the Company’s in-force contracts, as well as claims information and analysis, if any, received from brokers and ceding companies.  Our actuaries and underwriters will also consider a variety of factors, including:  (1) the credibility of ceding company estimates, (2) whether the ceding company estimates include IBNR and (3) whether the ceding company information is current.  After reviewing loss estimates and other information with our underwriters, our actuaries make an estimate of ultimate loss.

As losses from major catastrophes mature, our actuaries generally consider losses reported to us relative to loss development patterns from prior major catastrophe events.  Our estimate of ultimate liability for losses and LAE related to a major catastrophe event will generally be based on these development patterns after approximately twelve months following the event.  However, since loss development patterns may be inconsistent between events, for very large major catastrophes, such as the 2010 and 2011 earthquakes in New Zealand, we will generally review information on a contract-by-contract basis for a longer period.  Estimates of ultimate losses for a major catastrophe event are typically well established within 12 to 24 months following the event, although ultimate losses from an earthquake may take longer to emerge. As an example, as of December 31, 2013, the paid and reported losses as a percentage of the current estimated ultimate loss were 86% and 99%, respectively, for the Tohoku earthquake of 2011.  However, as of December 31, 2013, the paid and reported losses as a percentage of current estimated ultimate loss were only 67% and 96%, respectively, for the three New Zealand earthquakes of 2010 and 2011.

For additional information on major catastrophe events for which we have established specific reserves  in 2013, 2012 and 2011 see the “Results of Operations” set forth below in this Form 10-K.

Uncertainty of Estimates

The ultimate liability for unpaid losses and LAE may vary materially from our current estimates for many reasons.  Our estimates are inherently uncertain because they are affected by factors that are highly dependent on judgment.  Significant factors that add uncertainty to our estimates of losses include:  (1) our estimates are based on predictions of future developments and estimates of future trends in claim severity and frequency, (2) the reliance that we necessarily place on ceding companies for claims reporting, (3) the associated time lag in reporting losses, (4) the need to estimate an initial expected loss ratio before significant loss experience is reported, (5) the low frequency/high severity nature of some of our business and (6) the varying reserving practices among ceding companies.

Key Inputs in Our Loss Estimation Process

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

Loss Development Patterns

The loss development patterns are also key inputs to our loss estimation process.  Loss development patterns reflect the time lag between the occurrence and settlement of a loss.  The time lag in reporting can be several years in some cases and may be attributed to a number of reasons, including the time it takes to investigate a claim, delays associated with the litigation process, and the deterioration, in connection with health related claims, in a claimant’s physical condition many years after an accident occurs.  As a predominantly broker market reinsurer for both excess-of-loss and proportional contracts, we are subject to potential additional time lags in the receipt of information as the primary insurer reports claims to the broker who in turn reports to us.  As of December 31, 2013, we did not have any significant back-log related to our processing of assumed reinsurance information.  All of the foregoing factors can impact the loss development patterns.

A key assumption of our estimates is that past loss development patterns are reasonably predictive of future loss development patterns.  However, it may be difficult to identify differences in business reinsured from Underwriting Year to Underwriting Year and how such differences can affect loss development patterns.  This difficulty adds to uncertainty in estimates that use these patterns.

In property classes, there can be additional uncertainty in loss estimation of large catastrophe events.  With wind events, such as hurricanes, the damage assessment process may take more than a year.  The cost of rebuilding may increase due to various factors including shortages for construction materials and labor.  In the case of earthquakes, the damage assessment process may take several years to discover structural weaknesses not initially detected in buildings.  The uncertainty inherent in loss estimation is particularly pronounced for casualty classes, such as umbrella liability, general and product liability, professional liability and automobile liability, where information, such as required medical treatment and costs for bodily injury claims, emerges over time.  In the overall loss estimation process, provisions for economic inflation and changes in the social and legal environment are considered.

Earned Premiums

Changes in estimates of prior years’ earned premiums can also affect prior years’ ultimate losses.  Our actuaries consider factors affecting all key inputs to actuarial techniques when determining the credibility of indications.

Independent Actuarial Review

We regularly engage internationally recognized independent actuarial firms to review our unpaid losses and LAE.  Actuarial reviews were performed in 2006, 2009 and 2012 by independent actuarial firms.  Each of these reviews provided a low and a high estimate of the Company’s unpaid losses and LAE and indicated that the Company’s loss reserves at the time of the review were within the low and high estimates indicated by the review.  In 2012, the Company engaged the independent actuarial firm that had performed the 2006 review to perform an actuarial review of all reserving classes and engaged the independent actuarial firm that had performed the 2009 review to perform a separate review of certain North American casualty classes.

As part of the 2006, 2009 and 2012 reviews, the independent actuarial firms also provided shorter and longer loss development patterns by reserving class.  The Company’s actuarial staff applied these shorter and longer loss development patterns for certain of our North American casualty excess-of-loss classes to develop alternative indications of ultimate losses.  We considered these alternative indications, along with the indications developed using loss development patterns determined by the Company’s own actuaries, in the selection of ultimate loss ratios.

Generally, the loss development patterns provided by the independent actuarial firms were shorter than the patterns produced in the 2006 and 2009 reviews, indicating that losses were expected to be reported faster than previously estimated by the firms.  The shorter patterns generally resulted in lower indicated loss ratios.

In the 2012 actuarial review, the Company’s unpaid losses and LAE as of March 31, 2012 were at the high end of the range of reasonable estimates provided by the independent actuarial firm, mainly due to two factors: (1) the shorter loss development patterns used by the independent actuarial firm and (2) faster recognition of favorable reported loss experience by the independent actuarial firm in the selection of ultimate loss ratios.  We incorporated these factors in developing alternative indications of ultimate losses, which, together with the favorable variance in reported losses, led to significant favorable development of our loss reserves for prior years.

We believe incorporating earlier recognition of favorable variances may result in more volatility in our reserve for unpaid losses and LAE than we have previously experienced.

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

During the years ended December 31, 2013, 2012 and 2011, we experienced net favorable loss development of $183.3 million, $235.5 million, and $113.0 million, respectively.  The net favorable loss development was attributable primarily to a level of cumulative losses reported to us by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses, as discussed further in Item 1, “Business – Unpaid Losses and Loss Adjustment Expenses”, in this Form 10-K.

During 2013, 2012, and 2011, approximately $165.1 million, $151.9 million, and $107.4 million, respectively, of the net favorable loss development was attributable to lower reported loss experience than we expected.  In addition, in the fourth quarter of 2012 we began reflecting favorable variances in reported losses in our selection of ultimate loss ratios at an earlier point in the loss development timeline than we had previously.  This earlier recognition accounted for $57.6 million of the net favorable loss development for the year ended December 31, 2012.  Conditions and trends that have affected development of reserves in the past may not necessarily occur in the future.  The factors that may result in differences between our current estimates of loss liability and our ultimate loss liability are set forth above under “Uncertainty of Estimates” in this Form 10-K.

Sensitivity of Estimates

Initial expected loss ratios and loss development patterns are two key inputs to our loss estimation process.  We exercise judgment in establishing key inputs at the beginning of an underwriting year and also as we modify the key inputs, as appropriate, throughout the loss development period.  During the years ended December 31, 2013, 2012 and 2011, changes in the initial expected loss ratio and the loss development patterns resulted in net favorable loss development of $18.2 million, $26.0 million and $5.6 million, respectively.

We have selected the initial expected loss ratio and the loss development patterns for sensitivity analysis.  Ultimate loss estimates for the North American casualty excess-of-loss classes of business, which generally have the longest loss development patterns, have a higher degree of uncertainty than other reserving classes.  IBNR for these classes as of December 31, 2013 was $644.8 million, which was 66% of the total IBNR at that date.  The estimates of unpaid losses and LAE related to North American casualty excess-of-loss classes of business have a higher degree of uncertainty and, consequently, reasonable alternatives to our selected initial expected loss ratios and loss development patterns could vary significantly.

For example,  if we increased the initial expected loss ratio for these classes by 5% from 69% to 74%, we would increase the IBNR for these classes by $41.4 million, which represents approximately 4% of unpaid losses and LAE for these classes as of December 31, 2013, or if we increased the initial expected loss ratio for these classes by 10% from 69% to 79%, we would increase the IBNR for these classes by $81.7 million, which represents approximately 9% of unpaid losses and LAE for these classes as of December 31, 2013.

As another example of key assumption sensitivity, if we shortened the estimated loss development patterns related to North American casualty excess-of-loss classes by 5%, we would decrease the IBNR for these classes by $75.4 million, which represents approximately 8% of unpaid losses and LAE for these classes as of December 31, 2013, or if we shortened the loss development patterns by 10%, we would decrease the IBNR for these classes by $130.2 million, which is approximately 14% of unpaid losses and LAE for these classes as of December 31, 2013.

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

Valuation of Investments

As of December 31, 2013, our investments and cash and cash equivalents totaled $3.5 billion, consisting of $2.0 billion of fixed maturity securities, $66.7 million of short-term investments and $1.5 billion of cash and cash equivalents.  Investments we own that we may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with related net unrealized gains or losses excluded from net income or loss, and included in shareholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes.  Investments we own and have the intent to sell prior to maturity, or securities for which we have elected the fair value option, are classified as trading securities.  Trading securities are reported at fair value, with fair value adjustments included in net realized gains on investments and the related deferred income tax included in income tax expense or benefit in the consolidated statements of operations.

The valuation process for our financial assets and liabilities, comprised primarily of our investments, requires significant judgment and involves analyzing specific factors relating to each security.  When determining the fair value of a security we generally obtain prices from several sources and establish a hierarchy based on the reliability of information.  The determination of whether unrealized losses represent temporary changes in fair value or were the result of other than temporary impairments also involves judgment.

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

Level 1:	Valuations are based on unadjusted quoted prices in active markets for identical financial assets or liabilities;

Level 2:	Valuations are based on prices obtained from index providers, independent pricing vendors or broker-dealers using observable inputs for financial assets and liabilities; and

Level 3:
Valuations are based on unobservable inputs for assets and liabilities where there is little or no market activity.  Unadjusted third party pricing sources or management’s assumptions and internal valuation models may be used to determine the fair value of financial assets or liabilities.

The fair value of our fixed maturity securities and short-term investments is based on prices primarily obtained from index providers, pricing vendors, or broker-dealers using observable inputs.  Index providers utilize external sources and pricing models to value index-eligible securities across numerous sectors and asset classes.  Pricing vendors collect, edit, maintain, evaluate and model data on a large number of securities utilizing primarily market data and observable inputs.  Broker-dealers value securities through proprietary trading desks primarily based on observable inputs.  As of December 31, 2013, approximately 49% of the fair value of our fixed maturity securities was valued using prices obtained from index providers, 47% using prices obtained from pricing vendors and 4% using prices obtained from broker-dealers.

The number of prices we obtained per security varies based on the type of asset class and particular reporting period.  Prices are generally obtained from multiple sources when a new security is purchased and a pricing source is assigned to the particular security.  A hierarchy is maintained that prioritizes pricing sources based on availability and reliability of information, with preference generally given to prices provided by index providers and pricing vendors.  Pricing sources may be assigned to a particular security based upon the provider’s expertise.  Generally, the initial pricing source selected is consistently used for each reporting period.  We have not adjusted any prices that we have obtained from pricing sources.  However, if we determine that a price appears unreasonable, we investigate and assess whether the price should be adjusted.

We receive pricing documentation that describes the methodologies used by various pricing sources.  We validate the prices we obtain from third party pricing sources by performing price comparisons against multiple pricing sources, if available, periodically back-testing sales to the previously reported fair value, performing an in-depth review of specific securities when evaluating stale prices and large price movements, as well as performing other validation procedures.  We also continuously monitor market data that relates to our investment portfolio and review pricing documentation that describes the methodologies used by various pricing sources.

Generally, pricing sources determine prices by maximizing the use of observable inputs to determine the fair value measurement.  The inputs used by index providers may include, but are not limited to, benchmark yields, transactional data, broker-dealer quotes, security cash flows and structures, credit ratings, prepayment speeds, loss severities, credit risks and default rates.  The inputs used by pricing vendors may include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, issuer spreads, bids, offers and industry and economic events.   The inputs used by broker-dealers may include, but are not limited to, trade data, bids or offers and other market data.

We believe that the estimated fair value of our investments is representative of the securities in our portfolio.  However, our estimate of fair value of a particular security may differ materially from the amount that could be realized if the security was sold immediately.  In addition, when financial markets experience a reduction in liquidity, we may obtain prices for a specific security that have a larger dispersion across price sources and our ability to conduct orderly investment transactions may be limited.

The fair value measurements of our investments classified as Level 3 were approximately 0.1% of our total investments as of December 31, 2013.  Specifically, the fair value measurements of our non-agency residential mortgage-backed securities and sub-prime asset-backed securities classified as Level 3 used significant unobservable inputs that include prepayment rates, probability of default and loss severity in the event of default.  The prices we obtained to determine these measurements were based upon unadjusted third party pricing sources.

For further discussion on fair values of investments see “Financial Condition – Liquidity – Sources of Liquidity” in this Form 10-K.

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

We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio of $11.8 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.

For additional information on our investment portfolio including the credit quality and the net unrealized gain and loss of our investments as of December 31, 2013, see “Financial Condition – Liquidity – Sources of Liquidity” in this Form 10-K.

Income Taxes

We provide for income taxes for our operations in income tax paying jurisdictions.  Our provision relies on estimates and interpretations of currently enacted tax laws.  We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Such temporary differences are primarily due to tax basis discounts on unpaid losses and LAE and unearned premiums, deferred acquisition costs and investments.   A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.  Any adjustments to deferred income taxes are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  Any adjustments could be material and could significantly impact earnings in the period they are recorded.

Net deferred tax assets were $25.1 million and $22.8 million for the years ended December 31, 2013 and 2012, respectively.  At each balance sheet date, we evaluate the recoverability of the net deferred tax assets, considering the timing of the reversal of deferred income and expense items as well as the likelihood that we will generate sufficient taxable income to realize the future tax benefits.  We believe that it is more likely than not we will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and accordingly, no valuation allowance was established as of December 31, 2013 and 2012.  See Note 8 to the “Consolidated Financial Statements” contained elsewhere in this Form 10-K for additional information on income taxes.

Risk Transfer Analysis for Reinsurance Transactions

Reinsurance accounting is followed for assumed and ceded transactions when risk transfer requirements have been satisfied.  Reinsurance contracts that do not transfer sufficient insurance risk are accounted for as deposits.

All of our assumed and ceded contracts are reviewed by our underwriters.  Contracts that trigger certain criteria are subjected to a more detailed risk transfer analysis by management.  Our risk transfer analysis evaluates significant assumptions related to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms, and involves management’s judgment, experience, and interpretations.  See Notes 1 and 3 to the “Consolidated Financial Statements” contained elsewhere in this Form 10-K for additional information regarding our reinsurance deposit assets and liabilities.

Results of Operations

In discussing our Results of Operations, in addition to referring to certain non-GAAP financial measures as defined in Item 6, “Selected Financial Data”, in this Form 10-K, we also refer to other financial measures such as net losses from major catastrophes and net favorable or unfavorable development.

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

Net income (loss) and diluted earnings (loss) per common share for the years ended December 31, 2013, 2012 and 2011 were as follows ($ and amounts in thousands, except diluted earnings (loss) per common share):

	2013	2012	2011
Underwriting income (loss)	$206,714	$212,217	$(296,726)
Net investment income	72,046	99,947	125,863
Net realized gains on investments	23,920	88,754	3,934
Net impairment losses on investments	(2,033)	(3,031)	(22,370)
Other revenues (expenses)	(42,642)	(45,663)	(37,898)
Income (loss) before income taxes	258,005	352,224	(227,197)
Income tax (expense) benefit	(34,727)	(24,996)	3,133
Net income (loss)	$223,278	$327,228	$(224,064)
Weighted average shares outstanding for diluted earnings (loss) per common share	30,334	33,981	36,901
Diluted earnings (loss) per common share	$7.35	$9.60	$(6.04)

2013 versus 2012:  The change in net income and diluted earnings per common share for the year ended December 31, 2013 as compared with the year ended December 31, 2012 was primarily due to a decrease in net investment income and net realized gains on investments.

2012 versus 2011:  The net income and diluted earnings per common share for the year ended December 31, 2012 as compared with the net loss and diluted loss per common share for the year ended December 31, 2011 was primarily due to an increase in the net underwriting result attributable to a significant decrease in net losses from current year major catastrophes and an increase in net favorable development.  In addition, there was an increase in net realized gains on investments and a decrease in net impairment losses on investments, partially offset by a decrease in net investment income and higher income taxes.  As the year ended December 31, 2011 resulted in a net loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation.

Underwriting Results

2013 versus 2012:  Net underwriting income was $206.7 million and $212.2 million for the years ended December 31, 2013 and 2012, respectively.  The change in the net underwriting result reflected a decrease in net favorable development, offset by a decrease in net losses from current year major catastrophes and underwriting income on our 2013 North American crop business as compared with an underwriting loss on our 2012 North American crop business.

Net favorable development was $173.2 million and $234.0 million for the years ended December 31, 2013 and 2012, respectively. Net losses from current year major catastrophes were $26.1 million and $68.9 million for the years ended December 31, 2013 and 2012, respectively.

The underwriting result related to our 2013 North American crop business improved to underwriting income of $4.1 million for the year ended December 31, 2013, from an underwriting loss on our 2012 North American crop business of $17.6 million for the year ended December 31, 2012.

2012 versus 2011:  Net underwriting income was $212.2 million for the year ended December 31, 2012, which compares with net underwriting loss of $296.7 million for the year ended December 31, 2011.  The change in the net underwriting result was due primarily to a significant decrease in net losses from current year major catastrophes and an increase in net favorable development.

Net losses from current year major catastrophes were $68.9 million and $510.0 million for the years ended December 31, 2012 and 2011, respectively.  Net favorable development was $234.0 million and $104.4 million for the years ended December 31, 2012 and 2011, respectively.

The following discussion and analysis reviews our underwriting results by operating segment.

Property and Marine

The following table sets forth underwriting results, ratios and the change year over year for the Property and Marine segment for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	Increase (decrease)	2011	Increase (decrease)
Gross premiums written	$240,449	$260,818	$(20,369)	$380,464	$(119,646)
Ceded premiums written	10,942	4,636	6,306	35,782	(31,146)
Net premiums written	229,507	256,182	(26,675)	344,682	(88,500)
Net premiums earned	222,010	253,604	(31,594)	356,976	(103,372)
Net losses and LAE	34,421	132,580	(98,159)	628,062	(495,482)
Net acquisition expenses	38,342	34,342	4,000	49,348	(15,006)
Other underwriting expenses	30,898	31,140	(242)	27,622	3,518
Property and Marine segment underwriting income (loss)	$118,349	$55,542	$62,807	$(348,056)	$403,598

Underwriting ratios:
Net loss and LAE	15.5%	52.3%	(36.8) points	175.9%	(123.6) points
Net acquisition expense	17.3%	13.5%	3.8 points	13.8%	(0.3) points
Other underwriting expense	13.9%	12.3%	1.6 points	7.7%	4.6 points
Combined	46.7%	78.1%	(31.4) points	197.4%	(119.3) points

2013 versus 2012:  The Property and Marine segment underwriting result improved by $62.8 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012, primarily due to a decrease in net losses from current year major catastrophes, an increase in net favorable development and underwriting income on our 2013 North American crop business as compared with an underwriting loss on our 2012 North American crop business in 2012.

Net losses from current year major catastrophes were $26.1 million and $68.9 million for the years ended December 31, 2013 and 2012, respectively.  Net losses from 2013 major catastrophes for the year ended December 31, 2013 were attributable to German hailstorms, floods in central and eastern Europe, primarily in Germany, and Property Claims Services (“PCS”) Catastrophe 14, tornadoes in the U.S. Midwest, primarily in Oklahoma.  Net losses from 2012 major catastrophes for the year ended December 31, 2012 were primarily attributable to Hurricane Sandy and PCS Catastrophes 66 and 67, tornado and hailstorm events, primarily in Kentucky and Tennessee.

Net favorable development was $67.5 million and $50.1 million for the years ended December 31, 2013 and 2012, respectively.

Underwriting income related to our 2013 North American crop business was $4.1 million for the year ended December 31, 2013, and the underwriting loss related to our 2012 North American crop business, as a result of the severe drought conditions in the United States, was $17.6 million for the year ended December 31, 2012.

2012 versus 2011:  The Property and Marine segment underwriting result improved by $403.6 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011, primarily due to a decrease in net losses from current year major catastrophes.  Net losses from current year major catastrophes were $68.9 million and $510.0 million for the years ended December 31, 2012 and 2011, respectively.  Net losses from 2011 major catastrophes for the year ended December 31, 2011 were primarily attributable to the February and June earthquakes in New Zealand, the Tohoku earthquake in Japan, U.S. tornadoes and the floods in Thailand.

Net favorable development was $50.1 million and $40.5 million for the years ended December 31, 2012 and 2011, respectively.

Net Premiums Written and Earned

The Property and Marine segment generated 40.5%, 45.3% and 52.9% of our net premiums written for the years ended December 31, 2013, 2012 and 2011, respectively.

2013 versus 2012:  The Property and Marine segment gross premiums written decreased by $20.4 million, and by $12.0 million excluding reinstatement premiums written related to major catastrophes, for the year ended December 31, 2013 as compared with the year ended December 31, 2012.  The decrease in gross premiums written was primarily due to decreases in the crop and catastrophe classes partially offset by one large new contract in the North American property proportional class for the year ended December 31, 2013 as compared with 2012.  The decrease in gross premiums written resulted from fewer opportunities that met our underwriting standards.

Ceded premiums written increased by $6.3 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The increase in ceded premiums written was due to an increase in our purchase of retrocessional coverage on catastrophe business.

Net premiums earned decreased by $31.6 million for the year ended December 31, 2013 as compared with 2012, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

2012 versus 2011:  The Property and Marine segment gross premiums written decreased by $119.6 million, and by $99.0 million excluding reinstatement premiums written related to major catastrophes, for the year ended December 31, 2012 as compared with the year ended December 31, 2011.  The decrease in gross premiums written was due to decreases across most classes of business, most significantly in the catastrophe and crop classes as compared with 2011, and resulted from fewer opportunities that met our underwriting standards and our desire to reduce our exposure to catastrophe events.

Ceded premiums written decreased by $31.1 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011.  The decrease in ceded premiums written was due to a decrease in retrocessional reinsurance purchased for the year ended December 31, 2012 as compared with 2011.

Net premiums earned decreased by $103.4 million for the year ended December 31, 2012 as compared with 2011, primarily as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

The Property and Marine segment net losses and LAE include current year major catastrophe losses, prior years’ loss development and calendar year losses, excluding current year major catastrophes and prior years’ loss development.  The following table sets forth the components of net losses and LAE for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Current year major catastrophes	$(27,737)	$(78,901)	$(540,554)
Prior years’ favorable (unfavorable) loss development	71,269	45,664	41,435
Calendar year losses, excluding current year major catastrophes and prior years’ loss development	(77,953)	(99,343)	(128,943)
Net losses and LAE	$(34,421)	$(132,580)	$(628,062)

2013 versus 2012:  Net losses and LAE decreased by $98.2 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012.  The decrease in net losses and LAE was primarily due to a decrease in net losses from current year major catastrophes, an increase in net favorable loss development and an improvement in our underwriting result in our North American crop class.

2012 versus 2011:  Net losses and LAE decreased by $495.5 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011.  The improvement in net losses and LAE was primarily due to a decrease in net losses from current year major catastrophes of $461.7 million and a decrease in non-major catastrophe losses, partially offset by underwriting losses on our 2012 North American crop business as a result of the severe drought conditions in the United States.

Current Year Major Catastrophe Losses

The Property and Marine segment net losses from current year major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 12.5 points, 30.2 points and 149.1 points for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth the components of pre-tax net losses from 2013 major catastrophes for the year ended December 31, 2013 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
German hailstorms	$(15,511)	$73	$(15,438)
Floods in central and eastern Europe	(10,275)	1,541	(8,734)
PCS Catastrophe 14	(1,951)	10	(1,941)
Total	$(27,737)	$1,624	$(26,113)

The following table sets forth the components of pre-tax net losses from 2012 major catastrophes for the year ended December 31, 2012 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
Hurricane Sandy	$(40,452)	$5,305	$(35,147)
PCS Catastrophes 66 and 67	(20,084)	2,536	(17,548)
PCS Catastrophe 74	(9,442)	784	(8,658)
PCS Catastrophe 83	(7,223)	1,229	(5,994)
Hurricane Isaac	(1,700)	174	(1,526)
Total	$(78,901)	$10,028	$(68,873)

Any favorable or unfavorable development related to these major catastrophes subsequent to December 31, 2012 is included in prior years’ loss development, as described below, for the major catastrophe class of business.

The following table sets forth the components of pre-tax net losses from 2011 major catastrophes for the year ended December 31, 2011 ($ in thousands):

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

Any favorable or unfavorable development related to these major catastrophes subsequent to December 31, 2011 is included in prior years’ loss development, as described below, for the major catastrophe class of business.

Prior Years’ Loss Development

2013 versus 2012:  The Property and Marine segment net favorable loss development was $71.3 million and $45.7 million for the years ended December 31, 2013 and 2012, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 31.3 points and 19.2 points for the years ended December 31, 2013 and 2012, respectively.  Net favorable loss development for the years ended December 31, 2013 and 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

2012 versus 2011:  The Property and Marine segment net favorable loss development was $45.7 million and $41.4 million for the years ended December 31, 2012 and 2011, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 19.2 points and 11.2 points for the years ended December 31, 2012 and 2011, respectively.  Net favorable loss development for the years ended December 31, 2012 and 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the year ended December 31, 2013 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
Major catastrophes	$41,106	$(43)	$(4,426)	$36,637
Property per risk	9,187	79	508	9,774
Catastrophe excess-of-loss (non-major events)	8,438	106	(215)	8,329
Marine, aviation and satellite	4,676	164	300	5,140
Property proportional	4,402	(317)	-	4,085
Crop	3,460	51	-	3,511
Total	$71,269	$40	$(3,833)	$67,476

Net favorable development in the major catastrophes class arose primarily from Hurricane Sandy and the Tohoku earthquake, partially offset by net unfavorable development on a marine loss related to Hurricane Ike.  Net favorable development in the property per risk class arose from most prior underwriting years, with the majority from the 2012 underwriting year.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2010 through 2012 underwriting years.  Net favorable development in the marine, aviation and satellite class arose from most prior underwriting years.  Net favorable development in the property proportional class arose primarily from the 2010 through 2012 underwriting years, partially offset by net unfavorable development from the 2007 and 2008 underwriting years.  A change in the loss development patterns contributed $0.8 million to the net favorable development.  Net favorable development in the crop class arose primarily from the 2012 underwriting year.

The following table sets forth the net favorable (unfavorable) development by class of business for the year ended December 31, 2012 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
Catastrophe excess-of-loss (non-major events)	$14,187	$258	$334	$14,779
Property per risk	11,321	44	1,638	13,003
Major catastrophes	12,671	(36)	(60)	12,575
Property proportional	5,381	(314)	-	5,067
Marine, aviation and satellite	964	(15)	2,239	3,188
Other	1,140	377	-	1,517
Total	$45,664	$314	$4,151	$50,129

Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2010 and 2011 underwriting years.  Net favorable development in the property per risk class arose primarily from the 2007 through 2011 underwriting years.  Net favorable development in the major catastrophes class arose primarily from the Tohoku earthquake.  Net favorable development in the property proportional class arose primarily from the 2009 through 2011 underwriting years.  Changes to loss development patterns contributed $0.4 million to the net favorable development.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2006 through 2008 underwriting years with changes to loss development patterns contributed $1.1 million to the net favorable development.

The following table sets forth the net favorable (unfavorable) development by class of business for the year ended December 31, 2011 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
Major catastrophes	$19,426	$(10)	$(1,035)	$18,381
Property per risk	15,987	328	34	16,349
Property proportional	7,769	160	-	7,929
Crop	1,947	(164)	-	1,783
Marine, aviation and satellite	822	(359)	570	1,033
Catastrophe excess-of-loss (non-major events)	(4,516)	(144)	(317)	(4,977)
Total	$41,435	$(189)	$(748)	$40,498

Net favorable development in the major catastrophes class arose primarily from the February 2010 earthquake in Chile, the September 2010 earthquake in New Zealand and the December 2010 floods in Australia.  Net favorable development in the property per risk class arose from the 2007 through 2010 underwriting years.  Net favorable development in the property proportional class arose primarily from the 2008 and 2009 underwriting years, with a change in the initial expected loss ratios contributing $0.7 million of the net favorable development.  Net favorable development in the crop class arose primarily from North American business in the 2010 underwriting year.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2007 and 2008 underwriting years.  This was partially offset by unfavorable development in the 2009 underwriting year primarily from the loss related to the explosion on the Deepwater Horizon oil rig.  Net unfavorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from an increase in loss advices from ceding companies related to fourth quarter 2010 events in Europe and Australia, partially offset by an improvement in North American and international business prior to 2010.

Calendar Year Losses - Excluding Current Year Major Catastrophes and Prior Years’ Loss Development

2013 versus 2012:  The Property and Marine segment calendar year losses, excluding current year major catastrophes and prior years’ loss development, were $78.0 million and $99.3 million for the years ended December 31, 2013 and 2012, respectively.  The calendar year loss ratios, excluding current year major catastrophes and prior years’ loss development, were 34.8% and 41.6% for the years ended December 31, 2013 and 2012, respectively.  The decrease in calendar year losses and the related loss ratios, excluding current year major catastrophes and prior years’ loss development, resulted primarily from underwriting income in our North American crop business in 2013 as compared with an underwriting loss for the same period in 2012.  Underwriting income related to our 2013 North American crop business was $4.1 million for the year ended December 31, 2013, and the underwriting loss related to our 2012 North American crop business was $17.6 million for the year ended December 31, 2012, as a result of the severe drought conditions in the United States.  The calendar year losses and the related loss ratios, excluding current year major catastrophes, prior years’ loss development and the underwriting result from our North American crop business, were 38.0% and 38.1% for the years ended December 31, 2013 and 2012, respectively.  Calendar year losses and related loss ratios were also impacted by changes in the mix of business.

2012 versus 2011:  The Property and Marine segment calendar year losses, excluding current year major catastrophes and prior years’ loss development, were $99.3 million and $128.9 million for the years ended December 31, 2012 and 2011, respectively.  The calendar year loss ratios, excluding current year major catastrophes and prior years’ loss development, were 41.6% and 39.5% for the years ended December 31, 2012 and 2011, respectively.  The increase in calendar year losses and the related loss ratios, excluding current year major catastrophes and prior years’ loss development, resulted primarily from an increase in underwriting losses in our North American crop business in 2012 as a result of the severe drought conditions in the United States.  Underwriting losses related to our 2012 North American crop business were $17.6 million for year ended December 31, 2012 compared with underwriting losses of $1.5 million on our 2011 North American crop business for the year ended December 31, 2011.  The calendar year losses and the related loss ratios, excluding current year major catastrophes, prior years’ loss development and the underwriting result from our North American crop business, were 38.1% and 45.9% for the years ended December 31, 2012 and 2011, respectively.  The loss ratio was also impacted by improved results in the catastrophe excess-of-loss (non-major events) class in 2012 as compared with 2011. Calendar year losses and related loss ratios were also impacted by changes in the mix of business.

Net Acquisition Expenses

2013 versus 2012:  The Property and Marine segment net acquisition expenses and related net acquisition expense ratios were $38.3 million and 17.3%, respectively, for the year ended December 31, 2013 and $34.3 million and 13.5%, respectively, for the year ended December 31, 2012.  The increase in net acquisition expenses and the net acquisition expense ratio for the year ended December 31, 2013 as compared with 2012 was primarily due to one new contract in the property proportional class that has a higher acquisition expense ratio than the remainder of the segment.  Net acquisition expenses and related net acquisition expense ratios were also impacted by other changes in the mix of business.

2012 versus 2011:  The Property and Marine segment net acquisition expenses and related net acquisition expense ratios were $34.3 million and 13.5%, respectively, for the year ended December 31, 2012 and $49.3 million and 13.8%, respectively, for the year ended December 31, 2011.  The decrease in net acquisition expenses was primarily due to the decrease in net premiums earned as compared with the same period in 2011.  Net acquisition expenses and related net acquisition expense ratios were also impacted by changes in the mix of business.

Other Underwriting Expenses

2013 versus 2012:  The Property and Marine segment underwriting expenses were $30.9 million and $31.1 million for the years ended December 31, 2013 and 2012, respectively.  While operating expenses were comparable year over year, a decrease in our annual incentive plan compensation expense, which is based on our current year return on equity, was offset by an increase in our executive incentive plan compensation expense, which is based on our average annual return on equity over three years.  The executive incentive plan is a share-based plan.  See Note 12 to the “Consolidated Financial Statements” contained elsewhere in this Form 10-K for further discussion of share incentive compensation.

2012 versus 2011:  The Property and Marine segment other underwriting expenses were $31.1 million and $27.6 million for the years ended December 31, 2012 and 2011, respectively. The increase was primarily the result of an increase in performance-based compensation accruals in 2012 versus 2011.

Casualty

The following table sets forth  underwriting results, ratios and the change year over year for the Casualty segment for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	Increase (decrease)	2011	Increase (decrease)
Net premiums written	$295,668	$287,112	$8,556	$296,989	$(9,877)
Net premiums earned	297,888	294,122	3,766	318,734	(24,612)
Net losses and LAE	115,888	43,763	72,125	178,650	(134,887)
Net acquisition expenses	71,648	68,987	2,661	72,738	(3,751)
Other underwriting expenses	23,149	22,937	212	19,002	3,935
Casualty segment underwriting income	$87,203	$158,435	$(71,232)	$48,344	$110,091

Underwriting ratios:
Net loss and LAE	38.9%	14.9%	24.0 points	56.0%	(41.1) points
Net acquisition expense	24.1%	23.5%	0.6 points	22.8%	0.7 points
Other underwriting expense	7.8%	7.8%	- points	6.0%	1.8 points
Combined	70.8%	46.2%	24.6 points	84.8%	(38.6) points

2013 versus 2012:  The Casualty segment underwriting income decreased by $71.2 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012, primarily due to a decrease in net favorable development.  Net favorable development was $103.9 million and $184.1 million for the years ended December 31, 2013 and 2012, respectively.

2012 versus 2011:  The Casualty segment underwriting income increased by $110.1 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011 as a result of an increase in net favorable development.  Net favorable development was $184.1 million and $59.9 million for the years ended December 31, 2012 and 2011, respectively.

Net Premiums Written and Earned

The Casualty segment generated 52.1%, 50.8% and 45.6% of our net premiums written for the years ended December 31, 2013, 2012 and 2011, respectively.

2013 versus 2012:  The Casualty segment net premiums written increased by $8.6 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012.   Net premiums written in the years ended December 31, 2013 and 2012 were impacted by increases to prior years’ premium estimates of $32.7 million and $34.8 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums written increased by $10.7 million, primarily due to more opportunities in the accident and health class, partially offset by a decrease in North American casualty excess-of-loss business due to fewer opportunities that met our underwriting standards.

Net premiums earned increased by $3.8 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012.  Net premiums earned increased as a result of the increases in net premiums written in the current period.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

2012 versus 2011:  The Casualty segment net premiums written decreased by $9.9 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011.  Net premiums written in the years ended December 31, 2012 and 2011 were impacted by increases to prior years’ premium estimates of $34.8 million and $21.5 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums written decreased by $23.2 million primarily due to fewer opportunities that met our underwriting standards across most classes.

Net premiums earned decreased by $24.6 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011.  Net premiums earned in the years ended December 31, 2012 and 2011 were impacted by increases to prior years’ premium estimates of $23.0 million and $11.7 million, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums earned decreased by $35.9 million.  Net premiums earned decreased as a result of the decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

The Casualty segment net losses and LAE include prior years’ loss development and calendar year losses, excluding prior years’ loss development. The following table sets forth the components of net losses and LAE for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Prior years’ favorable (unfavorable) loss development	$103,165	$182,014	$59,420
Calendar year losses, excluding prior years’ loss development	(219,053)	(225,777)	(238,070)
Net losses and LAE	$(115,888)	$(43,763)	$(178,650)

2013 versus 2012:  Net losses and LAE increased by $72.1 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012, primarily due to a decrease in net favorable loss development.

2012 versus 2011:  Net losses and LAE decreased by $134.9 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011, primarily due to an increase in net favorable loss development.

Prior Years’ Loss Development

2013 versus 2012:  The Casualty segment net favorable loss development was $103.2 million and $182.0 million for the years ended December 31, 2013 and 2012, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 34.6 points and 62.5 points for the years ended December 31, 2013 and 2012, respectively.  Net favorable loss development for the years ended December 31, 2013 and 2012 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.  In addition, we regularly review and update our initial expected loss ratios and loss development patterns based on our loss experience and these updates resulted in net favorable loss development in several classes of business.  For the year ended December 31, 2013, net favorable loss development of $15.7 million was attributable to these changes in loss development patterns and initial expected loss ratios.  In the fourth quarter of 2012, we began reflecting favorable variances in reported losses in our selection of ultimate loss ratios at an earlier point in the loss development timeline than we had previously.  This earlier recognition accounted for $56.0 million of the net favorable loss development for the year ended December 31, 2012.  In addition, net favorable loss development of $24.4 million was attributable to changes in loss development patterns for several classes.  The net loss and LAE ratios were also impacted by changes in the mix of business.

2012 versus 2011:  The Casualty segment net favorable loss development was $182.0 million and $59.4 million for the years ended December 31, 2012 and 2011, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 62.5 points and 18.8 points for the years ended December 31, 2012 and 2011, respectively.  Net favorable loss development for the years ended December 31, 2012 and 2011 were primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios. For the year ended December 31, 2011, net favorable development of $4.9 million related to changes in loss development patterns.  The net loss and LAE ratios were also impacted by changes in the mix of business.

The following table sets forth the net favorable (unfavorable) development by class of business for the year ended December 31, 2013 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
North American claims made	$55,405	$47	$61	$55,513
North American umbrella	30,214	469	-	30,683
International casualty	10,491	(110)	(106)	10,275
North American clash	4,406	17	43	4,466
Accident and health	3,448	129	-	3,577
North American occurrence	(2,359)	581	258	(1,520)
Other	1,560	(297)	(315)	948
Total	$103,165	$836	$(59)	$103,942

Net favorable development in the North American claims made class arose primarily from the 2004 through 2012 underwriting years, partially offset by net unfavorable development from the 2003 underwriting year.  A change in loss development patterns and initial expected loss ratio assumptions contributed $6.1 million to the net favorable development.  Net favorable development in the North American umbrella class arose from the 2003 through 2011 underwriting years, partially offset by net unfavorable development from the 2007 underwriting year. A change in initial expected loss ratio assumptions contributed $9.1 million to the net favorable development.  Net favorable development in the international casualty class arose from most prior underwriting years, partially offset by net unfavorable development from the 2002 underwriting year.  Net favorable development in the North American clash class arose primarily from the 2004 through 2009 underwriting years.  Net favorable development in the accident and health class arose primarily from the 2008 through 2012 underwriting years.  Net unfavorable development in the North American occurrence class arose primarily from construction claims in the 2002 through 2005 and 2007 underwriting years, partially offset by net favorable development from the 2008 through 2012 underwriting years.

The following table sets forth the net favorable (unfavorable) development by class of business for the year ended December 31, 2012 ($ in thousands):

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

Net favorable development in the North American claims made class arose primarily from the 2004 through 2009 underwriting years with changes in loss development patterns contributing $6.8 million.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2009 underwriting years with changes in loss development patterns contributing $16.1 million to the net favorable development.  Net favorable development in the North American occurrence class arose primarily from the 2002 through 2005 and 2007 through 2009 underwriting years, partially offset by net unfavorable development from the 2006, 2010 and 2011 underwriting years.  Changes in loss development patterns contributed $5.8 million to the net unfavorable development.   Net favorable development in the international casualty class arose primarily from the 2003 through 2007 and 2009 underwriting years.  Changes in loss development patterns contributed $5.1 million to the net favorable development.  This was partially offset by net unfavorable development in the 2008 underwriting year which was impacted by claims related to the credit crisis arising from the financial institutions business as well as liability arising from Australian wildfires.  Net favorable development in the financial lines class arose primarily from the 2006 and 2011 underwriting years.  Changes in loss development patterns contributed $1.4 million to the net favorable development.  Net favorable development in the North American clash class arose primarily from the 2004 and 2008 underwriting years.  Changes in loss development patterns contributed $0.6 million to the net favorable development.  Net favorable development in the accident and health class arose from most prior underwriting years.

The following table sets forth the net favorable (unfavorable) development by class of business for the year ended December 31, 2011 ($ in thousands):

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

Net favorable development in the North American claims made class arose primarily from the 2003 through 2007 underwriting years.  Net favorable development in the North American umbrella class arose primarily from the 2003 through 2008 underwriting years. The net favorable development in the 2008 underwriting year resulted from improved loss experience in the current year after adverse experience led us to increase the selected loss ratio from the initial expected loss ratio in prior years.  Net favorable development in the North American occurrence excess-of-loss class arose primarily from the 2002 through 2007 underwriting years, with a change in the loss development patterns contributing approximately $2.1 million of net favorable development.  Net favorable development in the financial lines class arose primarily from North American surety business across most prior underwriting years, with a change in the loss development patterns resulting in approximately $1.5 million of net favorable development.  Net unfavorable development in the accident and health class arose primarily from the 2004 through 2006 underwriting years, partially offset by favorable development on the 2008 underwriting year.  Net unfavorable development in the international casualty class arose primarily from the 2008 and 2010 underwriting years arising from wildfires in Australia and energy related claims in the United States written under global covers. This was partially offset by favorable development from the 2005 and 2006 underwriting years.  Changes in the loss development patterns in this class resulted in approximately $1.6 million of net favorable development.

Calendar Year Losses - Excluding Prior Years’ Loss Development

2013 versus 2012:  The Casualty segment calendar year losses, excluding prior years’ loss development, were $219.1 million and $225.8 million for the years ended December 31, 2013 and 2012, respectively. The calendar year loss ratios, excluding prior years’ loss development, were 73.5% and 77.4% for the years ended December 31, 2013 and 2012, respectively.  The decrease in calendar year losses and the related loss ratios, excluding prior years’ loss development, was primarily due to lower initial expected loss ratio estimates in the current year for several North American casualty classes as we lowered our estimates as a result of better than expected historical loss experience.  Also, there was a lower loss ratio in the financial lines class in 2013 as compared with 2012.  Calendar year losses and related loss ratios, excluding prior years’ loss development, were also impacted by changes in the mix of business.

2012 versus 2011:  The Casualty segment calendar year losses, excluding prior years’ loss development, were $225.8 million and $238.1 million for the years ended December 31, 2012 and 2011, respectively. The calendar year loss ratios, excluding prior years’ loss development, were 77.4% and 74.8% for the years ended December 31, 2012 and 2011, respectively.  The increase in calendar year losses and the related loss ratios, excluding prior years’ loss development, was impacted by an increase in the financial lines loss ratio as compared with 2011.  Calendar year losses and related loss ratios, excluding prior years’ loss development, were impacted by changes in the mix of business.

Net Acquisition Expenses

2013 versus 2012:  The Casualty segment net acquisition expenses and related net acquisition expense ratios were $71.6 million and 24.1%, respectively, for the year ended December 31, 2013 and $69.0 million and 23.5%, respectively, for the year ended December 31, 2012.  The increase in net acquisition expenses and the net acquisition expense ratio for the year ended December 31, 2013 as compared with 2012 was the result of changes in the mix of business.

2012 versus 2011:  The Casualty segment net acquisition expenses and related net acquisition expense ratios were $69.0 million and 23.5%, respectively, for the year ended December 31, 2012 and $72.7 million and 22.8%, respectively, for the year ended December 31, 2011.  Net acquisition expenses and related net acquisition expense ratios were impacted by changes in the mix of business.

Other Underwriting Expenses

2013 versus 2012:  The Casualty segment other underwriting expenses were $23.1 million and $22.9 million for the years ended December 31, 2013 and 2012, respectively.  While operating expenses were comparable year over year, a decrease in our annual incentive plan compensation expense, which is based on our current year return on equity, was offset by an increase in our executive incentive plan compensation expense, which is based on our average annual return on equity over three years.

2012 versus 2011:  The Casualty segment other underwriting expenses were $22.9 million and $19.0 million for the years ended December 31, 2012 and 2011, respectively.  The increase was primarily the result of an increase in performance-based compensation accruals in 2012 versus 2011.

Finite Risk

The following table sets forth underwriting results, ratios and the change year over year for the Finite Risk segment for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	Increase (decrease)	2011	Increase (decrease)
Net premiums written	$41,946	$21,706	$20,240	$9,843	$11,863
Net premiums earned	33,515	18,770	14,745	13,742	5,028
Net losses and LAE	17,137	7,317		(1,275)
Net acquisition expenses	13,777	12,108		11,091
Net losses, LAE and acquisition expenses	30,914	19,425	11,489	9,816	9,609
Other underwriting expenses	1,439	1,105	334	940	165
Finite Risk segment underwriting income (loss)	$1,162	$(1,760)	$2,922	$2,986	$(4,746)

Underwriting ratios:
Net loss and LAE	51.1%	39.0%		(9.3%)
Net acquisition expense	41.1%	64.5%		80.7%
Net loss, LAE and acquisition expense	92.2%	103.5%	(11.3) points	71.4%	32.1 points
Other underwriting expense	4.3%	5.9%	(1.6) points	6.8%	(0.9) points
Combined	96.5%	109.4%	(12.9) points	78.2%	31.2 points

During the years ended December 31, 2013, 2012 and 2011, the in-force Finite Risk portfolio consisted of one contract and we expect minor activity in this segment in the foreseeable future due to the relatively low level of demand for finite risk products.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the small amount of premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

Net Premiums Written and Earned

The Finite Risk segment generated 7.4%, 3.9% and 1.5% of our net premiums written for the years ended December 31, 2013, 2012 and 2011, respectively.

2013 versus 2012:  Net premiums written increased by $20.2 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012.  Net premiums written were impacted by increases to prior years’ premium estimates of $9.2 million and $5.8 million for the years ended December 31, 2013 and 2012, respectively.  Excluding the impact of increases to prior years’ premium estimates, net premiums written increased by $16.9 million. The increases in both current and prior years’ premium estimates relate to the one in-force contract.

Net premiums earned were also impacted by increases to prior years’ premium of $4.6 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively.  Excluding the impact of increases to prior years’ premium, net premiums earned increased by $12.2 million.

2012 versus 2011:  Net premiums written increased by $11.9 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011.  Net premiums written in the year ended December 31, 2012 were impacted by increases to prior years’ premium estimates of $5.8 million compared to decreases to prior years’ premiums estimates of $0.6 million for the year ended December 31, 2011.  Excluding the impact of increases to prior years’ premium estimates, net premiums written increased by $5.5 million.  The changes in both current and prior years’ premium estimates relate to the one in-force contract.

Net premiums earned in the year ended December 31, 2012 were also impacted by increases to prior years’ premium of $2.1 million compared to decreases of $0.6 million for the year ended December 31, 2011.  Excluding the impact of increases to prior years’ premium, net premiums earned increased by $2.4 million.

Net Losses, LAE and Acquisition Expenses

2013 versus 2012:  The Finite Risk segment net losses, LAE and acquisition expenses increased by $11.5 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012, primarily due to an increase in net premiums earned.  Net favorable development was $1.8 million for the year ended December 31, 2013 and net unfavorable development was $0.2 for the year ended December 31, 2012.

2012 versus 2011:  The Finite Risk segment net losses, LAE and acquisition expenses increased by $9.6 million for the year ended December 31, 2012 as compared with the year ended December 31, 2011 primarily due to an increase in premiums earned.  Also, net unfavorable development was $0.2 million for the year ended December 31, 2012 and net favorable development was $4.0 million for the year ended December 31, 2011.  Net favorable development for the year ended December 31, 2011 was primarily related to contracts from the 2004 underwriting year offset by net unfavorable development related to a contract from the 2003 underwriting year.  The net unfavorable development increased the net loss and LAE and acquisition expense ratio by 1.3 points for the year ended December 31, 2012 and the net favorable development decreased the net loss and LAE and acquisition expense ratio by 29.0 points for the year ended December 31, 2011.  In addition, a change in underwriting conditions resulted in an increase in the net loss and LAE ratio for the year ended December 31, 2012.

Non-Underwriting Results

Net Investment Income

2013 versus 2012:  Net investment income was $72.0 million and $99.9 million for the years ended December 31, 2013 and 2012, respectively.  Net investment income decreased during the year ended December 31, 2013 as compared with 2012 primarily from a decrease in the average book yield for the portfolio of total investments and cash and cash equivalents from 2.6% to 2.0%.  The change in the average book yield reflects purchases, sales, maturities and paydowns.  We retained a high proportion of cash in our portfolio in order to manage the overall duration and provide ample liquidity. Contributing to the decrease in investment income was a reduction of approximately $324.6 million in the average book value of our investments and cash and cash equivalents for the year ended December 31, 2013 as compared with 2012, primarily due to share repurchases, dividend payments and negative operating cash flows.

2012 versus 2011:  Net investment income was $99.9 million and $125.9 million for the years ended December 31, 2012 and 2011, respectively.  Net investment income decreased during the year ended December 31, 2012 as compared with 2011 primarily from a decrease in the average book yield for the portfolio of total investments and cash and cash equivalents from 3.1% to 2.6%.  Contributing to the decrease in investment income was a  reduction of approximately $242.0 million in the average book value of our investments and cash and cash equivalents for the year ended December 31, 2012 as compared with 2011, primarily due to share repurchases, dividend payments and negative operating cash flows.

Net Realized Gains on Investments

2013 versus 2012:  Net realized gains on investments were $23.9 million and $88.8 million for the years ended December 31, 2013 and 2012, respectively.  Sales of investments resulted in net realized gains of $27.2 million for the year ended December 31, 2013 and included $18.3 million from the sale of municipal bonds, $6.1 million from the sale of corporate bonds and $2.5 million from the sale of commercial mortgage-backed securities ("CMBS”).  Also included in net realized gains for the year ended December 31, 2013 was a net negative impact from fair value adjustments on trading securities of $3.3 million related to non-U.S government securities.

Sales of investments resulted in net realized gains of $90.1 million for the year ended December 31, 2012 and included $68.0 million from the sale of municipal bonds, $9.6 million from the sale of CMBS and $9.2 million from the sale of corporate bonds.  Also included in net realized gains for the year ended December 31, 2012 was a net negative impact from fair value adjustments on trading securities of $1.3 million related to non-U.S government securities.

2012 versus 2011:  Net realized gains on investments were $88.8 million and $3.9 million for the years ended December 31, 2012 and 2011, respectively.  Sales of investments resulted in net realized gains of $1.4 million for the year ended December 31, 2011 primarily from U.S. Treasury Inflation-Protected Securities and corporate bonds partially offset by realized losses from U.S. Government securities.  Also included in net realized gains for the year ended December 31, 2011 was a net positive impact from fair value adjustments on trading securities of $2.5 million related primarily to non-U.S government securities, partially offset by insurance-linked securities.

Net Impairment Losses on Investments

Net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.

2013 versus 2012:  Net impairment losses on investments were $2.0 million and $3.0 million for the years ended December 31, 2013 and 2012, respectively.  The net impairment losses recorded for the year ended December 31, 2013 included $1.4 million related to non-agency residential mortgage-backed securities (“RMBS”) and $0.6 million related to sub-prime asset-backed securities (“ABS”).  Substantially all net impairment losses recorded for the year ended December 31, 2012 related to non-agency RMBS.

2012 versus 2011:  Net impairment losses on investments were $3.0 million and $22.4 million for the years ended December 31, 2012 and 2011, respectively.  The net impairment losses recorded for the year ended December 31, 2011 reflected our revised assumptions regarding macroeconomic conditions in the United States, including the outlook for home prices, and included $19.0 million related to non-agency RMBS and $3.4 million related to sub-prime ABS.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Other income (expense)	$3,477	$(239)	$645
Operating expenses not allocated to segments	(27,228)	(25,271)	(15,615)
Net foreign currency exchange (losses) gains	234	(1,055)	473
Net changes in fair value of derivatives	-	-	(4,329)
Interest expense	(19,125)	(19,098)	(19,072)
Other revenues (expenses)	$(42,642)	$(45,663)	$(37,898)

2013 versus 2012: Other income (expense) includes changes in the fair value and interest income on our reinsurance deposit assets of $3.6 million and $0.7 million for the years ended December 31, 2013 and 2012.

Operating expenses not allocated to underwriting segments were $27.2 million and $25.3 million for the years ended December 31, 2013 and 2012, respectively.  The increase was due to an increase in our executive incentive plan compensation expense, which is based on our average annual return on equity over three years, partially offset by a decrease in our annual incentive plan compensation expense, which is based on our current year return on equity.

Interest expense was $19.1 million for both the years ended December 31, 2013 and 2012 and related to our $250.0 million of debt obligations

2012 versus 2011:  Other income (expense) includes changes in the fair value and interest income on our reinsurance deposit assets of $0.7 million for the year ended December 31, 2012.  We had no reinsurance deposit assets during the year ended December 31, 2011.

Operating expenses not allocated to underwriting segments were $25.3 million and $15.6 million for the years ended December 31, 2012 and 2011, respectively.  The increase was primarily due to higher performance-based compensation accruals in 2012 compared with 2011.

There were no net changes in the fair value of derivatives for the years ended December 31, 2013 and 2012 as we did not hold any derivatives during this period.  Net changes in the fair value of derivatives of $4.3 million for the year ended December 31, 2011 were primarily attributable to expenses of $2.5 million for a derivative agreement that was used to manage our exposure to certain underwriting risks until it expired on July 31, 2011 and expenses of $1.6 million related to put options on treasury futures that were purchased to temporarily protect our investment portfolio against a sudden increase in interest rates.

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

2013 versus 2012:  Income tax expense was $34.7 million and $25.0 million for the years ended December 31, 2013 and 2012, respectively.  Our effective tax rate was 13.5%  and 7.1%  for the years ended December 31, 2013 and 2012, respectively.

Pre-tax income was $151.3 million and $106.9 million in our Bermuda and U.S. companies, respectively, for the year ended December 31, 2013.  Pre-tax income was $272.2 million and $80.3 million in our Bermuda and U.S. companies, respectively, for the year ended December 31, 2012.

2012 versus 2011:  Income tax expense was $25.0 million and income tax benefit was $3.1 million for the years ended December 31, 2012 and 2011, respectively.  Our effective tax rate was 7.1% and (1.4%) for the years ended December 31, 2012 and 2011, respectively.

Pre-tax loss was $235.6 million in our Bermuda companies and pre-tax income was $7.4 million in our U.S. companies, for the year ended December 31, 2011.  In 2011, pre-tax loss in our Bermuda companies resulted primarily from losses related to major catastrophes.

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

Collateral Requirements of our Reinsurance Subsidiaries

Platinum Bermuda is not licensed, approved or accredited as a reinsurer in the United States and, therefore, under the terms of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid losses and LAE and unearned premiums in a form acceptable to state insurance regulators.  Platinum Bermuda and Platinum US also provide reinsurance coverage in many international jurisdictions, several of which require us to provide collateral directly with regulators or ceding companies.

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

Generally, our collateral requirements are satisfied as follows:

●
Letters of credit issued by financial institutions.  See “Sources of Liquidity – Credit Facilities” below for additional information on our credit facilities, letters of credit issued and the collateral required by us under these facilities as at December 31, 2013;

●
Pledged assets or trust accounts.  As of December 31, 2013, investments of $5.8 million were pledged to U.S. regulatory authorities and investments of $58.7 million and cash and cash equivalents of $12.6 million were pledged to collateralize obligations under various reinsurance contracts; and

●	Funds held by ceding companies.

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

Sources of Liquidity

Platinum Holdings and Platinum Finance’s sources of liquidity include cash and cash equivalents, liquid investments, potential borrowings from our syndicated credit facility, the potential issuance of securities, and dividends and other distributions from subsidiaries.  Our reinsurance subsidiaries’ sources of liquidity consist primarily of cash and cash equivalents, inflows of premiums, investment income, proceeds from the sales, maturities and paydowns of investments, capital contributions from Platinum Holdings and Platinum Finance and potential borrowings from our syndicated credit facility.

As of December 31, 2013, we had consolidated cash and cash equivalents of $1.5 billion, including $88.4 million at Platinum Holdings and $230.8 million at Platinum Finance.  We expect that Platinum Holdings’ and Platinum Finance’s liquidity needs for the next twelve months will be met by our cash and cash equivalents and available dividend capacity from our subsidiaries.  We expect that our reinsurance subsidiaries’ liquidity needs for the next twelve months will be met by our cash and cash equivalents, inflows of premiums, investment income and proceeds from the sales, maturities and paydowns of  investments.

Cash Flows

The following table summarizes the cash provided by or used in our operating, investing and financing activities and the effect of foreign currency exchange rate changes on cash and cash equivalents for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Net cash used in operating activities	$(56,562)	$(165,337)	$(33,706)
Net cash provided by (used in) investing activities	98,536	1,219,400	(24,211)
Net cash used in financing activities	(288,352)	(121,912)	(153,093)
Effect of foreign currency exchange rate changes	(9,599)	(4,266)	15,643
Net increase (decrease) in cash and cash equivalents	(255,977)	927,885	(195,367)
Cash and cash equivalents at beginning of year	1,720,395	792,510	987,877
Cash and cash equivalents at end of year	$1,464,418	$1,720,395	$792,510

Operating Activities

Net cash used in operating activities in 2013, 2012 and 2011 was primarily due to the payment of losses and LAE and a reduction in premium volume in recent years.  Our reinsurance subsidiaries generally have liquidity from underwriting activities as premiums are received in advance of the time losses are paid.  The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future.  However, due to the nature of our reinsurance operations, cash flows are affected by the amount and timing of actual claim payments that can vary based on many factors, including the severity of individual losses, changes in the legal environment, foreign exchange rates and general market conditions.  As a result of a reduction in premium volume and expected payment of losses and LAE, including the payment of losses from major catastrophe activity in the last several years, we anticipate that our operating cash flows will be negative for at least the next twelve months.

Investing Activities

Net cash provided by investing activities in both 2013 and 2012 was primarily due to sales, maturities and paydowns of fixed maturity available-for-sale securities and short-term investments, partially offset by the acquisition of fixed maturity available-for-sale securities and short-term investments.  In 2011, net cash used in investing activities was primarily due to an increase in the acquisition of short-term investments partially offset by sales and maturities of fixed maturity available-for-sale and short-term investments.  We have increased our cash balance from investing activities to manage the overall duration of our portfolio and to provide ample liquidity.

Financing Activities

Net cash used in financing activities primarily related to repurchases of common shares of $303.3 million, $115.7 million and $94.7 million in 2013, 2012 and 2011, respectively.  Net cash used in financing activities in 2011 also included the purchase of common share options totaling $47.9 million.

Investments

As part of our investment strategy, we seek to establish a level of cash and liquid short-term and intermediate-term securities which, including expected cash outflows from our operating activities and cash flows from our investments, we believe to be adequate to meet our foreseeable payment obligations.  The ultimate amount and timing of claim payments could differ materially from our estimates and create significant variations in cash flows from operations between periods, which may require us to make payments from other sources of liquidity, such as sales of investments, borrowings from our syndicated credit facility or proceeds from capital market transactions.  If we need to sell investments to meet liquidity requirements, the sale of such investments may be at a material gain or loss.  Our investment portfolio consists primarily of diversified, high quality, predominantly investment grade fixed maturity securities.

Our investable assets consist of investments, cash and cash equivalents, accrued investment income and net balances due from brokers.  Our investable assets credit quality is primarily measured by Moody’s.  If a particular security did not have a Moody’s rating then a rating generally from S&P was converted to a Moody’s equivalent rating.  The following table sets forth our investment portfolio information as of December 31, 2013 and 2012:

	2013	2012
Investable Assets	$3.5 billion	$4.0 billion
Credit Quality	Aa2	Aa1
Book Yield	2.1%	2.1%
Duration	2.6 yrs	2.6 yrs

The change in the credit quality of our investable assets was primarily due to a $256.0 million decrease in our cash and cash equivalents.

The following table summarizes the fair value and unrealized gains or losses of our investments and cash and cash equivalents as of December 31, 2013 and 2012  ($ in thousands):

	2013		2012
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Fixed maturity available-for-sale securities:
U.S. Government	$4,765	$204	$4,944	$312
U.S. Government agencies	51,122	(725)	-	-
Municipal bonds	1,269,247	48,378	1,209,934	129,661
Non-U.S. governments	40,514	541	50,977	999
Corporate bonds	227,235	3,140	300,908	20,927
Commercial mortgage-backed securities	77,491	4,850	135,526	8,378
Residential mortgage-backed securities	169,965	266	221,622	(709)
Asset-backed securities	17,531	1,328	17,774	568
Total fixed maturity available-for-sale securities	1,857,870	57,982	1,941,685	160,136
Fixed maturity trading securities:
Non-U.S. governments	103,395	n/a	112,813	n/a
Total fixed maturity trading securities	103,395	n/a	112,813	n/a
Short-term investments:
Available-for-sale	-	-	49,186	(161)
Trading	66,679	n/a	123,615	n/a
Total short-term investments	66,679	-	172,801	(161)
Total investments	2,027,944	57,982	2,227,299	159,975
Cash and cash equivalents	1,464,418	-	1,720,395	-
Total investments and cash and cash equivalents	$3,492,362	$57,982	$3,947,694	$159,975

See Note 3 to the “Consolidated Financial Statements” in this Form 10-K for discussion of the fair value measurements of our financial assets and liabilities.

Non-U.S. Governments

Our non-U.S. government bond portfolio consists of securities issued by governments, provinces, agencies and supranationals.

The following table provides additional detail on the fair value and amortized cost of our portfolio of non-U.S. government fixed maturity available-for-sale securities, fixed maturity trading securities and short-term investments converted to U.S. dollars as of December 31, 2013 ($ in thousands):

	Fair Value
Non-U.S. government portfolio	Basic Monetary Unit	Other Non-U.S. Dollar	U.S. Dollar	Total	Amortized Cost
Germany	$40,606	$-	$-	$40,606	$38,543
Netherlands	-	1,545	-	1,545	1,475
Eurozone governments	40,606	1,545	-	42,151	40,018
New Zealand	57,745	-	-	57,745	57,745
United Kingdom	54,980	-	-	54,980	52,026
Sweden	-	1,229	30,290	31,519	31,170
Australia	12,051	-	-	12,051	11,857
Japan	-	-	5,186	5,186	5,000
Norway	-	-	5,038	5,038	4,997
Supranational	-	1,918	-	1,918	1,796
Other non-U.S. governments	124,776	3,147	40,514	168,437	164,591
Total non-U.S. governments	$165,382	$4,692	$40,514	$210,588	$204,609

In addition to the investments noted above, we held non-U.S. dollar denominated cash and cash equivalents of $101.5 million as of December 31, 2013. These investments and cash and cash equivalents are generally held for the purpose of hedging our net non-U.S. dollar denominated reinsurance liabilities.

Net Unrealized Gain (Loss)

The following table provides additional information on the fair values, net unrealized gains and losses and credit quality of our fixed maturity available-for-sale securities as of December 31, 2013 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Credit Quality
U.S. Government	$4,765	$204	Aaa
U.S. Government agencies	51,122	(725)	Aaa
Municipal bonds:
State general obligation bonds	890,675	33,405	Aa2
Essential service bonds	184,261	6,197	Aa3
Other municipal bonds	70,136	1,548	Aa2
State income tax and sales tax bonds	68,827	4,289	Aa1
Pre-refunded bonds	55,348	2,939	Aa2
Subtotal	1,269,247	48,378	Aa2
Non-U.S. governments	40,514	541	Aa1
Corporate bonds:
Industrial	152,145	1,515	Baa2
Utilities	53,712	194	Baa1
Insurance	21,378	1,431	Baa2
Subtotal	227,235	3,140	Baa2
Commercial mortgage-backed securities	77,491	4,850	A1
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	153,493	958	Aaa
Non-agency residential mortgage-backed securities	16,472	(692)	Caa2
Subtotal	169,965	266	Aa2
Asset-backed securities:
Asset-backed securities	13,576	(24)	Aaa
Sub-prime asset-backed securities	3,955	1,352	C
Subtotal	17,531	1,328	A2
Total fixed maturity available-for-sale securities	$1,857,870	$57,982	Aa3

As of December 31, 2013, there were approximately $10.7 million and $4.4 million of municipal bonds for which ratings of “Aa” and “A”, respectively, included the benefit of guarantees from third-party insurers that would otherwise be rated as “A” and “Baa”, respectively, without the existence of such guarantees.

The net unrealized gain position of our municipal bond and corporate bond portfolios was $48.4 million and $3.1 million, respectively, as of December 31, 2013 as compared with a net unrealized gain position of our municipal bond and corporate bond portfolios of $129.7 million and $20.9 million, respectively, as of December 31, 2012.  The decreases in the net unrealized gain position in our municipal bond and corporate bond portfolios were the result of increases in treasury yields and realized gains from sales activities, partially offset by a tightening of credit spreads.  We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.

The net unrealized gain position of our CMBS portfolio was $4.9 million as of December 31, 2013 as compared with $8.4 million as of December 31, 2012.  The decrease in the net unrealized gain position in our CMBS portfolio was primarily the result of realized gains from sales activities.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized gain position of our RMBS portfolio was $0.3 million, with non-agency RMBS representing net unrealized losses of $0.7 million, as of December 31, 2013 as compared with a net unrealized loss position of $0.7 million, with non-agency RMBS representing net unrealized losses of $2.9 million, as of December 31, 2012.  The decrease in the net unrealized loss position in our non-agency RMBS portfolio was primarily the result of the recognition of net impairment losses during the year ended December 31, 2013.  Approximately 90% of the RMBS in our investment portfolio were issued or are guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 10% of our RMBS were issued by non-agency institutions that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies. Securities with underlying sub-prime mortgages as collateral are included in ABS.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio of $11.8 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.

Maturities

The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of  December 31, 2013 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$43,203	$43,759
Due from one to five years	481,679	502,152
Due from five to ten years	702,563	720,451
Due in ten or more years	411,859	429,916
Mortgage-backed and asset-backed securities	258,543	264,987
Total	$1,897,847	$1,961,265

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.

Credit Facilities

Syndicated Credit Facility

On June 24, 2011, we entered into an amended and restated three-year, $300.0 million credit facility with various financial institutions (the "Syndicated Credit Facility") that consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit (“LOC”) and a $200.0 million secured senior credit facility available for LOC.  Borrowings and LOC under the Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of our reinsurance subsidiaries under the Syndicated Credit Facility.

The Syndicated Credit Facility contains customary representations, warranties and covenants, including requirements to maintain a ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated tangible net worth of not less than the higher of (i) $1.25 billion or (ii) the sum of $1.258 billion plus 50% of positive net income for each fiscal year plus 75% of the aggregate increases in shareholders’ equity resulting from the issuance or sale of shares minus the amount of any extraordinary dividend payment or repurchase of shares during the facility agreement.  As calculated, our consolidated tangible net worth was $1.70 billion, or $448.6 million greater than the current minimum consolidated tangible net worth covenant of $1.25 billion, as of December 31, 2013.  In addition, each of our reinsurance subsidiaries must maintain a financial strength rating from A.M. Best of at least “B++” at all times.  The financial strength rating of our reinsurance subsidiaries was “A” as of December 31, 2013.

Other Letter of Credit Facilities

On December 19, 2013, our reinsurance subsidiaries renewed a LOC facility with a financial institution in the aggregate amount of $100.0 million to extend the expiration date to December 31, 2015.  Under the terms of the facility, up to $100.0 million is available for the issuance of LOC to support reinsurance obligations of our reinsurance subsidiaries.  The facility contains customary representations, warranties and covenants.

On July 2, 2013, Platinum Bermuda entered into an amended and restated uncommitted LOC facility that increased the maximum aggregate amount of the facility to $125.0 million.  Under the terms of the facility, up to $125.0 million is available for the issuance of LOC to support reinsurance obligations of Platinum Bermuda.  There was $11.6 million committed under this facility as of December 31, 2013.  The facility contains customary representations, warranties and covenants.

We had no borrowings under the Syndicated Credit Facility during the years ended December 31, 2013 and 2012.  The following table summarizes the outstanding LOC and the cash and cash equivalents held in trust to collateralize LOC issued as of December 31, 2013 ($ in thousands):

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Syndicated Credit Facility:
Secured	$200,000	$84,338	$93,379
Unsecured	100,000	-	-
Total Syndicated Credit Facility	300,000	84,338	93,379
Other LOC Facilities	111,596	40,552	67,332
Total	$411,596	$124,890	$160,711
As of December 31, 2013, we were in compliance with all of the covenants under our credit facilities.

Our reinsurance subsidiaries had a total remaining uncommitted LOC capacity of $263.4 million available as of December 31, 2013.  The Company also has the ability to increase the Syndicated Credit Facility and other LOC facilities by up to $175.0 million subject to agreement with the lenders.

Dividend Restrictions

Platinum Holdings and its subsidiaries are subject to certain legal and regulatory restrictions in their respective jurisdictions of domicile. The legal restrictions generally include the requirement to maintain positive net assets and to be able to pay liabilities as they become due.  For more details on these restrictions, see Item 1, “Business – Regulation”, in this Form 10-K.  Regulatory restrictions on dividends are described below.

Dividend Restrictions on Platinum Holdings

Platinum Holdings receives dividends and other distributions from its subsidiaries as a source of liquidity and to fund the payment of dividends to its shareholders.  Distributions to Platinum Holdings from its subsidiaries may be restricted as described below.  The Company’s group regulatory capital requirements in Bermuda do not impose significant restrictions on retained earnings available for the payment of dividends by Platinum Holdings to its shareholders.

Dividend Restrictions on Subsidiaries

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of statutory capital and surplus that are available for the payment of dividends by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance.

For 2014, Platinum Bermuda is generally restricted from declaring and paying dividends of more than 25% of its statutory capital and surplus as of December 31, 2013 unless an affidavit is filed with the Bermuda Monetary Authority stating it will continue to meet its capital and liquidity requirements. During 2014, the maximum amount available for the payment of dividends by Platinum Bermuda without filing an affidavit is $264.3 million.  On February 12, 2014, Platinum Bermuda paid a dividend of $50.0 million to Platinum Holdings.

Platinum US is required to notify its regulator, the Maryland Insurance Administration, 10 days prior to the payment of an ordinary dividend and 30 days prior to the payment of an extraordinary dividend.  During 2013, Platinum US utilized its ordinary dividend capacity and paid an extraordinary dividend.  In 2014, Platinum US will have an ordinary dividend capacity of $25.6 million.

During the year ended December 31, 2013, dividends of $408.3 million were paid by the reinsurance subsidiaries of Platinum Holdings, of which $318.3 million was paid by Platinum Bermuda to Platinum Holdings and $90.0 million was paid by Platinum US to Platinum Finance.

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.  Irish law prohibits Platinum Regency from declaring a dividend to its shareholders unless it has “profits available for distribution”.  The determination of whether a company has profits available for distribution is based on its accumulated profits, not previously distributed or capitalized, less its accumulated realized losses, not previously used as a reduction from capital.

Capital Resources

As of December 31, 2013, our capital resources of $2.0 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  As of December 31, 2012, our capital resources of $2.1 billion consisted of $1.9 billion of common shareholders’ equity and $250.0 million of debt obligations.  The decrease in capital of $147.8 million during the year ended December 31, 2013 was primarily attributable to repurchases of common shares of $303.3 million and the decrease in net unrealized gains, net of tax, of $89.6 million, partially offset by net income of $223.3 million.

We monitor our capital adequacy on a regular basis and seek to adjust our capital according to the needs of our business.  In particular, we require capital sufficient to meet or exceed: (1) the capital adequacy ratios established by rating agencies for maintenance of appropriate financial strength ratings, (2) the statutory equity requirements established by our ceding companies, (3) the capital adequacy tests performed by regulatory authorities and (4) the capital requirements under our credit facilities.

We actively manage our capital and may seek to raise additional capital or return capital to our shareholders through common share repurchases and cash dividends (or a combination of such methods).  We may also seek to manage our capital through repurchases of our outstanding debt in open market purchases, privately negotiated transactions or otherwise.

To the extent that our existing capital is insufficient to fund our future operating requirements or maintain our financial strength or debt ratings, we may need to raise additional capital through financings, which may be in the form of debt securities, preferred shares, common equity, bank credit facilities providing loans and/or letters of credit, or any combination of these sources. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us or our shareholders.  In the case of equity financings, dilution to our shareholders could result, and such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected, which could include, among other things, the following possible outcomes: (1) potential downgrades in the financial strength ratings assigned by rating agencies to our reinsurance subsidiaries, which could place those reinsurance subsidiaries at a competitive disadvantage compared with higher-rated competitors, (2) reductions in the amount of business that our reinsurance subsidiaries are able to write in order to meet statutory capital requirements of ceding companies or an increase in the amount of collateral required, (3) reductions in the amount of business that our reinsurance subsidiaries are able to write in order to meet capital adequacy-based tests enforced by regulatory authorities and (4) increases in the cost of bank credit and letters of credit.  We can provide no assurance that, if needed, we would be able to obtain additional funds through financing on satisfactory terms or at all.

We do not have any material commitments for capital expenditures as of December 31, 2013.

Share and Debt Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 24, 2013, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.  The following table summarizes our repurchases of common shares for the years ended December 31, 2013, 2012 and 2011 ($ in thousands, except per share data):

Year	Shares Repurchased	Weighted Average Cost per Share (1)	Aggregate Amount Paid
2013	5,360,266	$56.58	$303,294
2012	3,088,589	37.46	115,702
2011	2,569,068	$36.86	$94,695

(1)	Including commissions.

The shares we repurchased were canceled.  As of December 31, 2013, we had $170.9 million remaining under the share repurchase program.  For the period of January 1, 2014 through February 10, 2014, we repurchased 147,817 shares, at a weighted average cost per share of $56.66, for an aggregate amount of $8.4 million.

Since 2007, we have repurchased 43,240,599 shares and purchased 8,500,000 share options for an aggregate amount of $1.7 billion and $146.4 million, respectively.

Our Board of Directors has also authorized the repurchase of up to $250.0 million of our outstanding Series B 7.5% Notes due June 1, 2017, issued by Platinum Finance in open market purchases, privately negotiated transactions or otherwise.  As of December 31, 2013, we had not repurchased any of our Series B 7.5% Notes.

The timing and amount, if any, of repurchase transactions depend on a variety of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the SEC rules, which are not accounted for or disclosed in the consolidated financial statements as of December 31, 2013.

Contractual Obligations

Our contractual obligations as of December 31, 2013 by estimated maturity are presented below ($ in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Series B Notes due June 1, 2017 (1)	$250,000	$-	$-	$250,000	$-
Scheduled interest payments (1)	65,625	18,750	37,500	9,375	-
Subtotal - Debt obligations	315,625	18,750	37,500	259,375	-
Operating leases (2)	22,847	2,326	4,676	4,645	11,200
Other operating agreements (2)	5,400	2,409	2,373	618	-
Unpaid losses and LAE (3)	1,670,171	459,552	492,918	269,465	448,236
Total	$2,014,043	$483,037	$537,467	$534,103	$459,436

(1)	See Note 7 to the “Consolidated Financial Statements” contained elsewhere in this Form 10-K.
(2)	See Note 14 to the “Consolidated Financial Statements” contained elsewhere in this Form 10-K.
(3)
There are generally no notional or stated amounts related to unpaid losses and LAE.  Both the amounts and timing of future loss and LAE payments are estimates and subject to the inherent variability of legal and market conditions affecting the obligations and make the timing of cash outflows uncertain.  The ultimate amount and timing of unpaid losses and LAE could differ materially from the amounts in the table above.  Further, the unpaid losses and LAE do not represent all of the obligations that will arise under the contracts, but rather only the estimated liability incurred through December 31, 2013.  There are reinsurance contracts that have terms extending into future years under which additional obligations will be incurred.

Recently Issued Accounting Standards

See Note 1 to the “Consolidated Financial Statements” contained elsewhere in this Form 10-K for a discussion of recently issued accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We believe the Company’s market risk sensitive instruments include investments, cash and cash equivalents, reinsurance deposit assets and debt obligations. We believe that these instruments are principally exposed to the following types of market risk:  interest rate risk, credit risk, liquidity risk and foreign currency exchange rate risk.

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

The following table shows the aggregate hypothetical impact on the fair value of our fixed maturity securities portfolio as of December 31, 2013, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp		+ 100bp
Total fair value	$2,054,788	$2,007,134	$1,961,265	$1,917,185		$1,874,892
Percent change in fair value	4.8%	2.3%	0.0%	(2.2%	)	(4.4%	)
Resulting net appreciation (depreciation)	$93,523	$45,869	$-	$(44,080)		$(86,373)

Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities portfolio may be materially different from the resulting net appreciation or depreciation indicated in the table above.

In addition, while our debt obligations are not carried at fair value and not adjusted for market changes, changes in interest rates could have an impact on the value of our debt obligations if they are required to be refinanced before the stated maturity date.

Credit Risk

Investments

Our principal invested assets are fixed maturity securities and short-term investments, which are subject to the risk of potential losses from adverse changes in interest rates and credit risk resulting from adverse changes in the borrower’s ability to meet its debt service obligations.  Credit risk is often measured by credit spreads representing the difference between the yield of a debt instrument and that of a U.S. Treasury security of similar maturity.  As the creditworthiness of a debt issuer declines, the credit spreads increase, which has the same effect on fair value as an increase in overall interest rates.  An increase or widening of credit spreads generally results in a decrease in the fair value of our fixed maturity securities portfolio.  Furthermore, a debt issuer may default on an interest or principal payment, in which case we may not collect all of the contractual cash flows associated with that security.

We manage credit risk by the selection of securities within our investment portfolio.  Our investment guidelines contain limits on the portion of our investment portfolio that may be invested in various investment classes and in the securities of any single issue or issuer, with the exception of U.S. Government securities or securities explicitly guaranteed by the U.S. Government.  Changes in credit spreads directly affect the market value of certain fixed maturity securities, but do not necessarily result in a change in the future expected cash flows associated with holding individual securities.  Other factors, including liquidity, supply and demand, and changing risk preferences of investors, may affect market credit spreads without any change in the underlying credit quality of the security.

From time to time, we may have amounts due from investment brokers from the sale of securities that are classified in other assets on our consolidated balance sheets.  Generally, the amounts due from investment brokers are settled within three business days.

Certain of our investments and cash and cash equivalents are pledged to collateralize obligations under various reinsurance contracts.  It is unclear what, if any, the impact would be in the event of the liquidation of a counterparty with which we have a collateral arrangement.

Cash and Cash Equivalents

As of December 31, 2013, our cash and cash equivalents were primarily invested in U.S. government treasury bills or non-U.S. government securities.  The remainder of our cash and cash equivalents were held in diversified money market funds or held at financial institutions as demand deposits or time deposits.  We monitor the credit risk associated with the respective financial institutions on a regular basis.

Reinsurance Deposit Assets

Our reinsurance deposit assets are subject to credit risk.  To mitigate credit risk related to our reinsurance deposit assets we consider the financial strength of the counterparty prior to transacting with them and we routinely monitor their financial performance and rating status.

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

We manage our exposure to large foreign currency risks by holding investments and cash and cash equivalents denominated in non-U.S. dollar currencies in amounts that generally offset liabilities denominated in the same non-U.S. dollar currencies, thereby reducing our net exposure to foreign exchange volatility.  We may, from time to time, hold more or less non-U.S. dollar denominated assets than non-U.S. dollar liabilities.  In addition, we may use foreign currency exchange contracts as part of a hedging strategy.  As of December 31, 2013 and 2012, approximately 7.8% and 9.7%, respectively, of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar.  Of our gross premiums written in the years ended December 31, 2013 and 2012 approximately 15.8% and 15.7%, respectively, were written in currencies other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013, together with the report thereon by KPMG Audit Limited, our independent registered public accounting firm, are set forth on pages F-1 through F-51 hereto.

The schedules relating to our consolidated financial statements as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013, together with the independent registered public accounting firm report thereon, are set forth on pages S-1 through S-9 hereto.  Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X or information required is provided elsewhere in the consolidated financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).  Our internal control over financial reporting is designed under the supervision of our Chief Executive Officer and Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the integrated framework published in September 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective. During our evaluation, we did not identify any material weaknesses in our internal control over financial reporting. KPMG Audit Limited, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting, which appears below.

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended December 31, 2013 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited Platinum Underwriters Holdings, Ltd. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Platinum Underwriters Holdings, Ltd. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 13, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Audit Limited

Hamilton, Bermuda
February 13, 2014

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information included under the headings “Proposal 1 – Election of Directors – Information Concerning Nominees”, “Corporate Governance – Standing Committees of the Board of Directors – Governance Committee – Director Nomination Process”, “Information Concerning Executive Officers”, “Corporate Governance – Standing Committees of the Board of Directors – Audit Committee”, and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement.  We intend to file our Proxy Statement prior to April 30, 2014.

Code of Ethics

We have adopted a written Code of Ethics within the meaning of Item 406 of Regulation S-K of the Exchange Act.  Our Code of Ethics applies to all of our directors and employees including, without limitation, our principal executive officer, our principal financial officer and principal accounting officer and all of our employees performing financial or accounting functions.  A copy of our Code of Ethics is posted on our website at www.platinumre.com and may be found under the “Investor Relations” section by clicking on “Corporate Governance”.  In the event that we make any amendment to, or grant any waiver from, a provision of our Code of Ethics that requires disclosure under Item 5.05 of Form 8-K, in addition to filing a Form 8-K we will post such information on our website at the location specified above.  We will provide, without charge, a copy of our Code of Ethics to any person submitting such request to our corporate secretary at our principal executive offices.

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

Equity Based Compensation Information

The following table summarizes information as of December 31, 2013 relating to our equity based compensation plans pursuant to which grants of options, restricted shares, restricted share units or other rights to acquire shares may be granted from time to time.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(3)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	783,768	$33.81	2,796,268
Equity compensation plans not approved by security holders	-	-	-
Total	783,768	$33.81	2,796,268

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

The information required by this Item relating to certain relationships and related transactions and director independence is incorporated herein by reference to information contained under the headings “Transactions with Related Persons” and “Corporate Governance – Independence of Directors” of our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item relating to principal accountant fees and services is incorporated herein by reference to information contained under the heading “Proposal 3 – Approval of Independent Registered Public Accounting Firm for the 2014 Fiscal Year” of our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Our consolidated financial statements as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013, together with the report thereon by KPMG Audit Limited, our independent registered public accounting firm, are set forth on pages F-1 through F-51 hereto.

Financial Statements Schedules

The schedules relating to our consolidated financial statements as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013, together with the independent registered public accounting firm report thereon, are set forth on pages S-1 through S-9 hereto.  Schedules not referred to have been omitted as inapplicable or not required by Regulation S-X or information required is provided elsewhere in the consolidated financial statements.

Exhibits

Exhibit Number	Description

2.1	Formation and Separation Agreement dated October 28, 2002 between The St. Paul Companies, Inc. and Platinum Holdings. (2)
3(i).1	Memorandum of Association of Platinum Holdings. (1)
3(ii).1	Amended and Restated Bye-Laws of Platinum Holdings. (22)
4.1	Form of Certificate of the Common Shares of Platinum Holdings. (2)
4.2	Indenture dated October 10, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase. (2)
4.3	Indenture Supplement dated November 1, 2002 among Platinum Holdings, Platinum Finance and JP Morgan Chase. (2)
4.4	Second Supplemental Indenture dated August 16, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (10)
4.5	Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (8)
4.6	First Supplemental Indenture dated May 26, 2005 between Platinum Holdings, Platinum Finance and JP Morgan Chase. (8)
4.7	Second Supplemental Indenture dated as of November 2, 2005 among Platinum Finance, Platinum Holdings and JP Morgan Chase. (11)
4.8	Purchase Contract Agreement dated November 1, 2002 between Platinum Holdings and JP Morgan Chase. (2)

4.9	Form of Senior Note of Platinum Finance. (2)
4.10	Form of Guarantee of Platinum Holdings. (2)
4.11	Exchange and Registration Rights Agreement dated May 26, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (8)
4.12	Exchange and Registration Rights Agreement dated August 16, 2005 between Platinum Holdings, Platinum Finance, and Goldman, Sachs & Co. and Merrill Lynch. (10)
10.1*	Amended and Restated Share Unit Plan for Nonemployee Directors. (20)
10.2*	Amendment of Amended and Restated Share Unit Plan for Nonemployee Directors. (19)
10.3*	Form of Nonemployee Director Share Unit Award Agreement. (12)
10.4*	Summary of Platinum Holdings’ Nonemployee Director Compensation Program. (19)
10.5*	2002 Share Incentive Plan (2004 Update). (4)
10.6*	2006 Share Incentive Plan. (14)
10.7*	2010 Share Incentive Plan. (22)
10.8*	Amended and Restated Annual Incentive Plan. (13)
10.9*	Form of AIP Restricted Share Unit Award Agreement. (15)
10.10*	Section 162(m) Performance Incentive Plan. (21)
10.11*	Platinum US Executive Retirement Savings Plan. (29)
10.12*	Arrangement for Compensation in Lieu of Participation in Executive Retirement Savings Plan. (19)
10.13*	Platinum Holdings International Pension Plan.(32)
10.14*	Amended and Restated Executive Incentive Plan. (17)
10.15*	Form of EIP Share Unit Award Agreement (for awards for 2008-2010 performance cycle). (16)
10.16*	Form of EIP Share Unit Award Agreement (for awards made in 2009, 2010 and 2011 providing for payment in common shares). (18)
10.17*	Form of EIP Share Unit Award Agreement (for awards for 2011-2013 performance cycle providing for payment in cash). (27)
10.18*	Form of EIP Share Unit Award Agreement (for awards made on February 14, 2012 and later providing for payment in common shares). (31)
10.19*	Form of EIP Share Unit Award Agreement (for awards made on February 14, 2012 and later providing for payment in cash). (31)
10.20*	Form of Supplemental EIP Share Unit Award Agreement (for awards for the 2012-2013 performance cycle). (31)
10.21*	Capital Accumulation Plan. (2)
10.22*	Form of Nonqualified Share Option Agreement (Employee) (for awards made prior to July 23, 2008). (5)
10.23*	Form of Nonqualified Share Option Agreement (Employee). (18)
10.24*	Form of Nonqualified Share Option Agreement (New Nonemployee Director). (5)
10.25*	Form of Nonqualified Share Option Agreement (Annual Nonemployee Director). (5)
10.26*	Form of Time-Based Share Unit Award Agreement (for awards made prior to July 23, 2008). (5)
10.27*	Form of Time-Based Share Unit Award Agreement. (18)
10.28*	Form of Special Share Unit Award Agreement. (5)
10.29*	Form of Restricted Share Award Agreement (for awards made prior to July 23, 2008). (5)
10.30*	Form of Restricted Share Award Agreement. (17)
10.31*	Form of Market Share Unit Award Agreement. (31)
10.32*	Amended and Restated Change in Control Severance Plan. (17)
10.33*	Amended and Restated Employee Severance Plan. (17)
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

10.40*	Letter Agreement dated February 22, 2006 between Kenneth A. Kurtzman and Platinum Administrative Services, Inc. (35)
10.41*	Letter Agreement dated October 27, 2010 between Kenneth A. Kurtzman and Platinum Administrative Services, Inc. (35)
10.42	Investment Management Agreement dated May 12, 2005 between Platinum US and Hyperion Capital Management, Inc. (6)
10.43	Investment Management Agreement dated May 12, 2005 between Platinum Bermuda and Hyperion Capital Management, Inc. (6)
10.44	Investment Management Agreement dated May 12, 2005 between Platinum Holdings, Platinum Bermuda, Platinum Regency and BlackRock Financial Management, Inc. (6)
10.45	Investment Management Agreement dated May 12, 2005 between Platinum US, Platinum Finance and BlackRock Financial Management, Inc. (6)
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

10.48	Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (3)
10.49	Amendment No. 1 dated January 1, 2005 to Guaranty dated December 31, 2003 between Platinum Holdings and Platinum US. (9)
10.50	Purchase Agreement dated May 20, 2005 among Platinum Holdings, Platinum Finance and Goldman, Sachs & Co. (7)
10.51	Remarketing Agreement dated August 8, 2005 among Platinum Holdings, Platinum Finance, Goldman, Sachs & Co. and Merrill Lynch. (9)
10.52	Pledge Agreement dated November 1, 2002 among Platinum Holdings, State Street Bank and Trust Company and JP Morgan Chase. (2)
10.53	Purchase Agreement dated as of October 13, 2010 between Platinum Holdings and The Travelers Companies, Inc. (25)
10.54	Purchase Agreement dated January 17, 2011 between Platinum Holdings, RenaissanceRe and Renaissance Other Investments Holdings II Ltd. (28)
10.55	Termination Agreement dated as of January 17, 2011 between Platinum US, Platinum Bermuda and Renaissance Underwriting Managers Ltd. (28)
10.56	Committed Letter of Credit Issuance Facility Letter dated June 30, 2011 among Platinum Bermuda, Platinum US, the Company (solely for purposes of paragraph 9.2 thereof) and Citibank Europe plc. (30)
10.57	Insurance Letters of Credit Master Agreement dated June 30, 2011 among Platinum Bermuda, Platinum US and Citibank Europe plc. (30)
10.58	Letter agreement dated December 19, 2013 among Platinum Bermuda, Platinum US, Platinum Holdings (solely for purposes of paragraph 9.2 thereof) and Citibank Europe plc. (33)
10.59
Amendment and Restatement Agreement dated July 2, 2013 relating to a Facility Agreement dated July 31, 2012 for Platinum Bermuda made between Platinum Holdings, Platinum Bermuda, National Australia Bank Limited and ING Bank N.V.(34)

10.60
Uncommitted U.S. $125,000,000 Facility Agreement dated July 31, 2012 as amended and restated on July 2, 2013 made between Platinum Holdings, Platinum Bermuda, National Australia Bank Limited and ING Bank N.V. (34)

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012 , (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for years ended December 31, 2013, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011.

_______________________
*   Items denoted with an asterisk represent management contracts or compensatory plans or arrangements.

(1)	Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-86906) of Platinum Holdings.
(2)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003.
(3)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.
(4)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 10, 2004.
(5)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 23, 2005.
(6)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 13, 2005.
(7)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 24, 2005.
(8)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on May 27, 2005.
(9)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 5, 2005.
(10)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on August 17, 2005.
(11)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on November 3, 2005.
(12)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 27, 2006.
(13)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on February 22, 2007.
(14)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-133521) of Platinum Holdings, filed with the SEC on April 25, 2006.
(15)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2007.
(16)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on February 25, 2008.
(17)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on July 25, 2008.
(18)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on July 30, 2008.
(19)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 27, 2009.
(20)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 4, 2009.
(21)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 24, 2010.
(22)	Incorporated by reference from the Registration Statement on Form S-8 (Registration No. 333-166368) of Platinum Holdings, filed with the SEC on April 29, 2010.
(23)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on April 30, 2010.
(24)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on July 23, 2010.
(25)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on October 14, 2010.
(26)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on October 28, 2010.
(27)	Incorporated by reference from Platinum Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on October 29, 2010.
(28)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on January 18, 2011.
(29)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011.
(30)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on June 30, 2011.
(31)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on February 14, 2012.
(32)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 15, 2013.
(33)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on December 21, 2013.
(34)	Incorporated by reference from Platinum Holdings’ Current Report on Form 8-K filed with the SEC on July 3, 2013.
(35)	Incorporated by reference from Platinum Holdings’ Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 21, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

Date: February 13, 2014	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Price Michael D. Price	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2014

/s/ Allan C. Decleir Allan C. Decleir	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2014

/s/ Dan R. Carmichael Dan R. Carmichael	Chairman of the Board of Directors	February 13, 2014

/s/ A. John Hass A. John Hass	Director	February 13, 2014

/s/ Antony P. D. Lancaster Antony P. D. Lancaster	Director	February 13, 2014

/s/ Edmund R. Megna Edmund R. Megna	Director	February 13, 2014

/s/ Linda E. Ransom Linda E. Ransom	Director	February 13, 2014

/s/ James P. Slattery James P. Slattery	Director	February 13, 2014

/s/ Christopher J. Steffen Christopher J. Steffen	Director	February 13, 2014

PLATINUM UNDERWRITERS HOLDINGS, LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

We have audited the accompanying consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platinum Underwriters Holdings, Ltd. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Platinum Underwriters Holdings, Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG Audit Limited

Hamilton, Bermuda
February 13, 2014

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
($ in thousands, except share data)

	2013	2012
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value	$1,857,870	$1,941,685
(amortized cost - $1,799,888 and $1,781,549, respectively)
Fixed maturity trading securities at fair value	103,395	112,813
(amortized cost - $97,959 and $104,053, respectively)
Short-term investments	66,679	172,801
Total investments	2,027,944	2,227,299
Cash and cash equivalents	1,464,418	1,720,395
Accrued investment income	20,026	21,299
Reinsurance premiums receivable	138,454	128,517
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,057	3,899
Prepaid reinsurance premiums	1,032	2,661
Funds held by ceding companies	119,241	114,090
Deferred acquisition costs	31,103	28,112
Reinsurance deposit assets	79,303	50,693
Deferred tax assets	25,141	22,773
Other assets	16,166	13,565
Total assets	$3,923,885	$4,333,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$1,671,365	$1,961,282
Unearned premiums	126,300	113,960
Debt obligations	250,000	250,000
Commissions payable	78,791	64,849
Other liabilities	50,722	48,678
Total liabilities	$2,177,178	$2,438,769

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized,	$281	$327
28,142,977 and 32,722,144 shares issued and outstanding, respectively
Additional paid-in capital	10,711	209,897
Accumulated other comprehensive income	48,084	137,690
Retained earnings	1,687,631	1,546,620
Total shareholders’ equity	$1,746,707	$1,894,534

Total liabilities and shareholders’ equity	$3,923,885	$4,333,303

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2013, 2012 and 2011
($ in thousands, except per share data)

	2013	2012	2011
Revenue:
Net premiums earned	$553,413	$566,496	$689,452
Net investment income	72,046	99,947	125,863
Net realized gains on investments	23,920	88,754	3,934
Total other-than-temporary impairments	(631)	211	(8,895)
Portion of impairment losses recognized in other comprehensive income	(1,402)	(3,242)	(13,475)
Net impairment losses on investments	(2,033)	(3,031)	(22,370)
Other income (expense)	3,477	(239)	645
Total revenue	650,823	751,927	797,524

Expenses:
Net losses and loss adjustment expenses	167,446	183,660	805,437
Net acquisition expenses	123,767	115,437	133,177
Operating expenses	82,714	80,453	63,179
Net foreign currency exchange losses (gains)	(234)	1,055	(473)
Net changes in fair value of derivatives	-	-	4,329
Interest expense	19,125	19,098	19,072
Total expenses	392,818	399,703	1,024,721

Income (loss) before income taxes	258,005	352,224	(227,197)
Income tax expense (benefit)	34,727	24,996	(3,133)
Net income (loss)	$223,278	$327,228	$(224,064)

Earnings (loss) per common share:
Basic earnings (loss) per common share	$7.46	$9.67	$(6.04)
Diluted earnings (loss) per common share	$7.35	$9.60	$(6.04)

Shareholder dividends:
Common shareholder dividends declared	$9,434	$10,747	$11,744
Dividends declared per common share	$0.32	$0.32	$0.32

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2013, 2012 and 2011
($ in thousands, except per share data)

	2013	2012	2011

Net income (loss)	$223,278	$327,228	$(224,064)

Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(631)	211	(8,895)
Change in net unrealized gains and losses on all other securities	(76,152)	77,652	179,916
Total change in net unrealized gains and losses	(76,783)	77,863	171,021

Reclassifications to net income (loss) on available-for-sale securities:
Net realized gains on investments	(27,243)	(89,780)	(854)
Net impairment losses on investments	2,033	3,031	22,370
Total reclassifications to net income (loss)	(25,210)	(86,749)	21,516

Other comprehensive income (loss) before income taxes	(101,993)	(8,886)	192,537
Income tax benefit (expense)	12,387	(59)	(21,414)
Other comprehensive income (loss)	(89,606)	(8,945)	171,123
Comprehensive income (loss)	$133,672	$318,283	$(52,941)

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2013, 2012 and 2011
($ in thousands)

	2013	2012	2011
Common shares:
Balances at beginning of year	$327	$355	$377
Issuance of common shares	8	3	4
Repurchase of common shares	(54)	(31)	(26)
Balances at end of year	281	327	355

Additional paid-in capital:
Balances at beginning of year	209,897	313,730	453,619
Issuance of common shares	22,290	3,612	(1,139)
Amortization of share-based compensation	8,931	8,226	3,819
Repurchase of common shares	(230,407)	(115,671)	(94,669)
Purchase of common share options	-	-	(47,900)
Balances at end of year	10,711	209,897	313,730

Accumulated other comprehensive income:
Balances at beginning of year	137,690	146,635	(24,488)
Other comprehensive income (loss)	(89,606)	(8,945)	171,123
Balances at end of year	48,084	137,690	146,635

Retained earnings:
Balances at beginning of year	1,546,620	1,230,139	1,465,947
Net income (loss)	223,278	327,228	(224,064)
Repurchase of common shares	(72,833)	-	-
Common share dividends	(9,434)	(10,747)	(11,744)
Balances at end of year	1,687,631	1,546,620	1,230,139
Total shareholders' equity	$1,746,707	$1,894,534	$1,690,859

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013, 2012 and 2011
($ in thousands)

	2013	2012	2011
Operating Activities:
Net income (loss)	$223,278	$327,228	$(224,064)
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	8,761	5,100	4,265
Net realized gains on investments	(23,920)	(88,754)	(3,934)
Net impairment losses on investments	2,033	3,031	22,370
Net foreign currency exchange losses (gains)	(234)	1,055	(473)
Amortization of share-based compensation	14,518	10,137	3,819
Deferred income tax expense (benefit)	10,019	8,791	(5,250)
Net fixed maturity trading securities activities	6,993	13,453	31,365
Changes in assets and liabilities:
Accrued investment income	1,299	8,702	1,615
Reinsurance premiums receivable	(10,300)	30,936	3,825
Funds held by ceding companies	(4,784)	(19,295)	(11,637)
Deferred acquisition costs	(2,967)	664	7,788
Reinsurance deposit assets	(28,610)	(50,693)	-
Net unpaid and paid losses and loss adjustment expenses	(277,482)	(434,525)	174,858
Net unearned premiums	13,708	(1,496)	(37,938)
Commissions payable	13,969	2,105	3,379
Other assets and liabilities	(2,843)	18,224	(3,694)
Net cash provided by (used in) operating activities	(56,562)	(165,337)	(33,706)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	203,571	747,755	466,759
Fixed maturity trading securities	-	-	20,413
Short-term investments	11,857	49,447	52,695
Investment-related derivatives	-	-	7,778
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	202,136	280,122	125,795
Fixed maturity trading securities	-	-	5,000
Short-term investments	259,076	707,756	583,999
Acquisitions of:
Fixed maturity available-for-sale securities	(406,078)	(233,923)	(223,675)
Short-term investments	(165,136)	(331,757)	(1,053,552)
Investment-related derivatives	-	-	(9,423)
Acquisitions of furniture, equipment and other assets	(6,890)	-	-
Net cash provided by (used in) investing activities	98,536	1,219,400	(24,211)

Financing Activities:
Dividends paid to common shareholders	(9,434)	(10,747)	(11,744)
Repurchase of common shares	(303,294)	(115,702)	(94,695)
Purchase of common share options	-	-	(47,900)
Proceeds from share-based compensation, including income tax benefits	24,376	4,537	1,246
Net cash provided by (used in) financing activities	(288,352)	(121,912)	(153,093)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(9,599)	(4,266)	15,643
Net increase (decrease) in cash and cash equivalents	(255,977)	927,885	(195,367)
Cash and cash equivalents at beginning of year	1,720,395	792,510	987,877
Cash and cash equivalents at end of year	$1,464,418	$1,720,395	$792,510

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$24,371	$13,685	$981
Interest paid	$18,750	$18,750	$18,750

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

Significant Accounting Policies

Investments

Investments we own that we may not have the positive intent to hold until maturity are classified as available-for-sale and reported at fair value, with related net unrealized gains or losses excluded from net income or loss, and included in shareholders’ equity as a component of accumulated other comprehensive income, net of deferred taxes.  Investments we own and have the intent to sell prior to maturity, or securities for which we have elected the fair value option, are classified as trading securities.  Trading securities are reported at fair value, with fair value adjustments included in net realized gains on investments and the related deferred income tax included in income tax expense or benefit in the consolidated statements of operations.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits, time deposits, money market instruments and both U.S. Government and non-U.S. government obligations.  Cash equivalents are generally carried at amortized cost, which approximates fair value, and are highly liquid investments with a maturity of less than 90 days at the date of acquisition.

Premiums Written and Earned

Assumed reinsurance premiums earned are recognized as revenues in the consolidated statements of operations, net of any ceded premiums for retrocessional coverage purchased.  Both assumed and ceded premiums written are earned generally on a basis proportionate with the coverage period.  On the consolidated balance sheets, unearned premiums represent premiums written not yet recognized as revenue and prepaid reinsurance premiums represent ceded premiums written not yet earned.

Due to the nature of reinsurance, ceding companies routinely report and remit premiums to us subsequent to the contract coverage period.  Consequently, premiums written and receivable include amounts reported by the ceding companies, supplemented by our estimates of premiums that are written but not reported.  The estimation of written premiums may be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions.  The time lag involved in the process of reporting premiums is shorter than the lag in reporting losses.  Premiums are generally reported to us in full within two years from the inception of the contract.

In addition to estimating premiums written, we estimate the earned portion of premiums written.  The amounts we recorded on the consolidated balance sheets as estimated premiums receivable and unearned premiums are based on estimated written and earned premiums, respectively, and are subject to judgment and uncertainty.  Any adjustments to written and earned premiums, and the related losses and acquisition expenses, are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  These adjustments could be material and could significantly impact earnings in the period they are recorded although the potential net impact of changes in premiums earned on our results of operations is reduced by the accrual of losses and acquisition expenses related to such premiums.

Certain of our reinsurance contracts include provisions that adjust premiums and/or reinstate reinsurance coverage limits based upon the loss experience under the contracts.  We take these provisions into account when determining our estimates of premiums written and earned.  Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of a reinsurance contract to its full amount, generally coinciding with the payment of losses by the reinsurer.  These premiums relate to and are earned over the future coverage period and the remaining exposure from the underlying policies.  Any unearned premiums existing at the time of the reinstatement are earned immediately in proportion to the contract loss limits utilized.  Additional premiums are premiums that are triggered by losses and are earned immediately.  Premiums written and earned include estimates of reinstatement premiums and additional premiums based on reinsurance contract provisions and loss experience and rely on the estimates of unpaid losses and LAE.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Acquisition Costs

Acquisition costs consist primarily of commissions and brokerage expenses that are incremental direct costs related to the successful acquisition of new or renewal contracts and are deferred and amortized over the period that the corresponding premiums are earned.  An analysis of the recoverability of deferred acquisition costs is performed by determining if the sum of the future earned premiums and anticipated investment income is greater than the expected future losses and LAE.  A premium deficiency is recognized if losses and LAE are expected to exceed the related unearned premiums.  Any adjustments are reflected in the results of operations in the period in which they are made.    Deferred acquisition costs amortized in 2013, 2012 and 2011 were $92.0 million, $86.8 million and $101.8 million, respectively, and are included in net acquisition expenses in the consolidated statements of operations.

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

Retrocessional Reinsurance

Reinsurance is the transfer of risk, by contract, from an insurance company to a reinsurer for consideration of premium. Retrocessional reinsurance is reinsurance ceded by a reinsurer to another reinsurer, referred to as a retrocessionaire, to reinsure against all or a portion of its reinsurance written.  We buy retrocessional reinsurance, which is insurance for our own account, to reduce liability on individual risks, protect against catastrophic losses and obtain additional underwriting capacity.  Premiums written, premiums earned, net losses and LAE, and acquisition expenses in our statements of operations reflect the net effects of assumed and ceded reinsurance transactions.

Estimated amounts recoverable from retrocessionaires on unpaid losses and LAE are determined based on our estimate of assumed ultimate losses and LAE and the terms and conditions of our retrocessional contracts.  Reinsurance recoverable on unpaid and paid losses and LAE and prepaid reinsurance premiums are recorded as assets in the consolidated balance sheets.

Reinsurance Deposit Assets and Liabilities

The deposit method of accounting is used for reinsurance contracts that do not transfer sufficient insurance risk.  Analysis of risk transfer involves evaluating significant assumptions relating to the amount and timing of expected cash flows, as well as the interpretation of underlying contract terms.

 Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest income or expense related to deposit assets or liabilities is recognized as incurred and is recorded in other income or expense in the consolidated statements of operations.  Profit margins are earned over the settlement period of the contractual obligations.

We elected to record our reinsurance deposit assets at fair value as the terms and conditions of these contracts have unique variable investment performance factors.  Interest income and changes in the fair value of the reinsurance deposit assets are recorded in other income or expense in the consolidated statements of operations.

Debt Obligations and Deferred Debt Issuance Costs

Costs incurred in issuing debt are capitalized and amortized over the life of the debt.  The amortization of these costs is included in interest expense in the consolidated statements of operations.

Income Taxes

We provide for income taxes for our operations in income tax paying jurisdictions.  Our provision relies on estimates and interpretations of currently enacted tax laws.  We recognize deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Such temporary differences are primarily due to tax basis discounts on unpaid losses and LAE and unearned premiums, deferred acquisition costs and investments.   A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.  Any adjustments to deferred income taxes are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.  Any adjustments could be material and could significantly impact earnings in the period they are recorded.

Share-Based Compensation

We recognize share-based compensation expense for service, performance, and market-based restricted share units, restricted shares, and share options.  Service awards granted under the share incentive plan typically vest annually in equal amounts over a period of four years.  Performance and market-based awards granted under the share incentive plan typically vest at the end of a three year period.

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

Share-based compensation expense generally is reversible if the service condition is not met.  Share-based compensation expense related to performance-based awards is reversible if there is a decline in either the performance factors or the market price of our common shares.  Share-based compensation expense related to market-based awards is not reversible if the market conditions are not met.

Foreign Currency Exchange Gains and Losses

Our reporting and functional currency, and that of our reinsurance subsidiaries, is U.S. dollars.  Transactions conducted in currencies other than our reporting currency are re-measured into U.S. dollars and the resulting foreign exchange gains and losses are included in net foreign currency exchange gains or losses in the consolidated statements of operations.  Foreign currency exchange gains and losses related to securities classified as trading securities are also included in net foreign currency exchange gains and losses in the consolidated statements of operations.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

New Accounting Standards Adopted in 2013

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”).  ASU 2013-02 supersedes and replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” and ASU 2011-05 “Presentation of Comprehensive Income” and requires additional information about reclassifications out of accumulated other comprehensive income.  None of the other requirements of the previous ASUs are affected by ASU 2013-02.  ASU 2013-02 is effective on a prospective basis for interim and annual periods beginning after December 15, 2012.  We adopted the guidance as of January 1, 2013 with additional disclosures reflected in Note 9.

2.	Investments

Fixed Maturity Available-for-sale Securities

Our fixed maturity available-for-sale securities are U.S. dollar denominated securities.  The following table sets forth our fixed maturity available-for-sale securities as of December 31, 2013 and 2012 ($ in thousands):

		Included in Accumulated Other Comprehensive Income
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI(1)
December 31, 2013:
U.S. Government	$4,561	$204	$-	$4,765	$-
U.S. Government agencies	51,847	-	725	51,122	-
Municipal bonds	1,220,869	54,333	5,955	1,269,247	-
Non-U.S. governments	39,973	541	-	40,514	-
Corporate bonds	224,095	6,704	3,564	227,235	-
Commercial mortgage-backed securities	72,641	4,982	132	77,491	-
Residential mortgage-backed securities	169,699	1,335	1,069	169,965	331
Asset-backed securities	16,203	1,657	329	17,531	305
Total fixed maturity available-for-sale securities	$1,799,888	$69,756	$11,774	$1,857,870	$636

December 31, 2012:
U.S. Government	$4,632	$312	$-	$4,944	$-
Municipal bonds	1,080,273	129,735	74	1,209,934	-
Non-U.S. governments	49,978	999	-	50,977	-
Corporate bonds	279,981	21,109	182	300,908	-
Commercial mortgage-backed securities	127,148	8,807	429	135,526	264
Residential mortgage-backed securities	222,331	2,584	3,293	221,622	2,083
Asset-backed securities	17,206	1,426	858	17,774	858
Total fixed maturity available-for-sale securities	$1,781,549	$164,972	$4,836	$1,941,685	$3,205

(1)
The non-credit portion of OTTI represents the amount of unrealized losses on impaired securities that were not recorded in the consolidated statements of operations as of the reporting date. These unrealized losses are included in gross unrealized losses as of December 31, 2013 and 2012.

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

The following table sets forth the fair value of our fixed maturity trading securities as of December 31, 2013 and 2012 ($ in thousands):

	2013	2012
Non-U.S. governments	$103,395	$112,813
Total fixed maturity trading securities	$103,395	$112,813

In prior periods, we have used insurance-linked securities to actively manage our exposure to catastrophe losses.  We elected to record our investments in insurance-linked securities under the fair value option and recorded these in fixed maturity trading securities.  There were mark-to-market adjustments recorded under the fair value option of $1.2 million of net realized losses on investments for the year ended December 31, 2011.

At acquisition, we determine our trading intent in the near term of our fixed maturity trading securities under the fair value option.  If we do not intend to sell these securities in the near term, the purchases and sales are included in investing activities in our consolidated statements of cash flows, otherwise they are included in operating activities.  For the years ended December 31, 2013 and 2012, we had no purchases, sales or maturities of trading securities under the fair value option.  For the year ended December 31, 2011, we had proceeds from sales and maturities of $20.4 million and $5.0 million, respectively, and no purchases of trading securities under the fair value option that were included in investing activities on the statements of cash flows.

Maturities

The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of  December 31, 2013 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$43,203	$43,759
Due from one to five years	481,679	502,152
Due from five to ten years	702,563	720,451
Due in ten or more years	411,859	429,916
Mortgage-backed and asset-backed securities	258,543	264,987
Total	$1,897,847	$1,961,265

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.

Short-term Investments

The following table sets forth the fair value of our short-term investments as of December 31, 2013 and 2012 ($ in thousands):

	2013	2012
Available-for-sale:
U.S. Government	$-	$49,186
Trading:
Non-U.S. governments	66,679	123,615
Total short-term investments	$66,679	$172,801

 Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value adjustments on short-term investments recognized as trading under the fair value option contributed no significant gains or losses on investments for the years ended December 31, 2013, 2012 or 2011.

For the year ended December 31, 2013, we had purchases of $165.1 million, proceeds from maturities of $209.9 million and proceeds from sales of $11.9 million from non-U.S. dollar denominated short-term investments accounted for as trading in accordance with the fair value option that were included in investing activities on the statements of cash flows.  For the year ended December 31, 2012, we had purchases of $269.3 million, proceeds from maturities of $286.8 million and proceeds from sales of $49.4 million from non-U.S. dollar denominated short-term investments accounted for as trading in accordance with the fair value option that were included in investing activities on the statements of cash flows.  For the year ended December 31, 2011, we had purchases of $301.7 million, no proceeds from sales and proceeds from maturities of  $162.1 million from non-U.S. dollar denominated short-term investments accounted for as trading in accordance with the fair value option that were included in investing activities on the statements of cash flows.

Other-Than-Temporary Impairments

We analyze the creditworthiness of our available-for-sale securities by reviewing various performance metrics of the issuer.  We determined that none of our government bonds, municipal bonds or corporate bonds were other-than-temporarily impaired for the years ended December 31, 2013, 2012 and 2011.

The following table sets forth the net impairment losses on investments for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Commercial mortgage-backed securities	$-	$30	$6
Non-agency residential mortgage-backed securities	1,439	2,896	18,970
Sub-prime asset-backed securities	594	105	3,394
Net impairment losses on investments	$2,033	$3,031	$22,370

We analyze our commercial mortgage-backed securities (“CMBS”) on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of December 31, 2013, the single largest unrealized loss within our CMBS portfolio was $0.1 million related to a security with an amortized cost of $4.8 million.

Residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We determined that none of our U.S. Government agency RMBS were other-than-temporarily impaired for the years ended December 31, 2013, 2012 and 2011.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of December 31, 2013, the single largest unrealized loss within our RMBS portfolio was $0.4 million related to a non-agency RMBS security with an amortized cost of $4.1 million.  As of December 31, 2013, the single largest unrealized loss within our sub-prime ABS portfolio was $0.3 million related to a security with an amortized cost of $0.6 million.

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Balance, beginning of year	$40,219	$61,841	$48,845
Credit losses on securities not previously impaired	-	42	6,080
Additional credit losses on securities previously impaired	2,033	2,989	16,290
Reduction for paydowns and securities sold	(10,012)	(23,766)	(8,713)
Reduction for increases in cash flows expected to be collected	(637)	(887)	(661)
Balance, end of year	$31,603	$40,219	$61,841

 Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2013, total cumulative credit losses decreased primarily due to paydowns and securities sold.  As of December 31, 2013, total cumulative credit losses were related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit losses we recorded on CMBS of $0.9 million were on two securities issued in 2007.  As of December 31, 2013, 3.3% of the mortgages backing these securities were 90 days or more past due and 1.0% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining credit support of 4.6%.  The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $30.7 million were on sixteen securities issued from 2004 to 2007.  As of December 31, 2013, 15.7% of the mortgages backing these securities were 90 days or more past due and 8.3% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining average credit support of 2.7%.

Gross Unrealized Losses

The following table sets forth our gross unrealized losses on securities classified as fixed maturity available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013 and 2012 ($ in thousands):

	2013		2012
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
U.S. Government agencies	$41,122	$725	$-	$-
Municipal bonds	247,873	5,955	18,878	74
Corporate bonds	90,789	3,486	4,450	41
Commercial mortgage-backed securities	2,938	1	6,758	165
Residential mortgage-backed securities	35,910	172	39	9
Asset-backed securities	13,576	24	64	1
Total	$432,208	$10,363	$30,189	$290

Twelve months or more:
U.S. Government agencies	$-	$-	$-	$-
Municipal bonds	-	-	-	-
Corporate bonds	920	78	6,039	141
Commercial mortgage-backed securities	4,624	131	762	264
Residential mortgage-backed securities	10,587	897	17,096	3,284
Asset-backed securities	699	305	799	857
Total	$16,830	$1,411	$24,696	$4,546

Total unrealized losses:
U.S. Government agencies	$41,122	$725	$-	$-
Municipal bonds	247,873	5,955	18,878	74
Corporate bonds	91,709	3,564	10,489	182
Commercial mortgage-backed securities	7,562	132	7,520	429
Residential mortgage-backed securities	46,497	1,069	17,135	3,293
Asset-backed securities	14,275	329	863	858
Total	$449,038	$11,774	$54,885	$4,836

We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio of $11.8 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.

 Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Investment Income

The following table sets forth our net investment income for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Fixed maturity securities	$68,455	$94,307	$120,836
Short-term investments and cash and cash equivalents	4,419	7,319	7,622
Funds held by ceding companies	3,190	2,648	1,967
Subtotal	76,064	104,274	130,425
Investment expenses	(4,018)	(4,327)	(4,562)
Net investment income	$72,046	$99,947	$125,863

Net Realized Gains on Investments

The following table sets forth our net realized gains on investments for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Gross realized gains on the sale of investments	$27,258	$90,100	$8,319
Gross realized losses on the sale of investments	(15)	(3)	(6,900)
Net realized gains on the sale of investments	27,243	90,097	1,419
Fair value adjustments on trading securities	(3,323)	(1,343)	2,515
Net realized gains on investments	$23,920	$88,754	$3,934

Restricted Investments

Certain of our investments are restricted to support our reinsurance operations.  As of December 31, 2013, investments of $5.8 million were pledged to U.S. regulatory authorities and investments of $58.7 million and cash and cash equivalents of $12.6 million were pledged to collateralize obligations under various reinsurance contracts.  We also utilize letters of credit under our credit facilities.  See Note 7 for a description of our cash and cash equivalents held in trust to secure those letters of credit.

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

Level 1:	Valuations are based on unadjusted quoted prices in active markets for identical financial assets or liabilities;

Level 2:	Valuations are based on prices obtained from index providers, independent pricing vendors or broker-dealers using observable inputs for financial assets and liabilities; and

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Level 1, 2 and 3 Financial Assets Carried at Fair Value

The fair values of our fixed maturity securities, short-term investments and cash and cash equivalents are based on prices primarily obtained from index providers, pricing vendors, or broker-dealers using observable inputs. The fair value measurements of all of our securities were based on unadjusted prices provided by third party pricing sources.  We validate the prices we obtain from third party pricing sources by performing price comparisons against multiple pricing sources, if available, periodically back-testing sales to the previously reported fair value, performing an in-depth review of specific securities when evaluating stale prices and large price movements, as well as performing other validation procedures.  We also continuously monitor market data that relates to our investment portfolio and review pricing documentation that describes the methodologies used by various pricing sources.  If we determine that a price appears unreasonable, we investigate and assess whether the price should be adjusted.   The fair value measurements of our reinsurance deposit assets were based upon our internal valuation model which utilizes certain characteristics of both the market and income valuation approaches. Our fixed maturity securities, short-term investments, cash and cash equivalents and reinsurance deposit assets are classified in the fair value hierarchy as follows:

U.S. Government

Level 1 - The fair values of U.S. Government securities were based on quoted prices in active markets for identical assets.

U.S. Government agencies

Level 2 - The fair values of our U.S. Government agencies were based on observable inputs that may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes.

Municipal bonds

Level 2 - The fair values of municipal bonds were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark securities, bids, credit risks and economic indicators.

Non-U.S. governments

Level 1 or 2 - The fair values of non-U.S. government securities classified as Level 1 were based on quoted prices in active markets for identical assets.  Non-U.S. government securities classified as Level 2 were based on observable inputs that may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. Our non-U.S. government bond portfolio consisted of securities issued primarily by governments, provinces, agencies and supranationals.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Short-term investments

Level 1 or 2 - The fair values of short-term investments classified as Level 1 were based on quoted prices in active markets for identical assets.  The fair values of short-term investments classified as Level 2 were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes.

Cash and cash equivalents

Level 1 - The fair values of cash and cash equivalents were determined based on quoted prices in active markets for identical assets.  Cash and cash equivalents include demand deposits, time deposits, money market instruments and both U.S. Government and non-U.S. government obligations.

Reinsurance deposit assets

Level 3 - The fair values of our reinsurance deposit assets were determined by management primarily using unobservable inputs through the application of our own assumptions and internal valuation model.  See further discussion on reinsurance deposit assets below.

Fair Value Levels

The following table presents the fair value hierarchy for those financial assets measured at fair value on a recurring basis by the Company as of December 31, 2013 and 2012 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
December 31, 2013:
Investments:
U.S. Government	$4,765	$4,765	$-	$-
U.S. Government agencies	51,122	-	51,122	-
Municipal bonds	1,269,247	-	1,269,247	-
Non-U.S. governments	143,909	54,980	88,929	-
Corporate bonds	227,235	-	227,235	-
Commercial mortgage-backed securities	77,491	-	77,491	-
Residential mortgage-backed securities	169,965	-	169,372	593
Asset-backed securities	17,531	-	15,304	2,227
Short -term investments	66,679	8,933	57,746	-
Total investments	2,027,944	68,678	1,956,446	2,820
Cash and cash equivalents	1,464,418	1,464,418	-	-
Reinsurance deposit assets	79,303	-	-	79,303
Total	$3,571,665	$1,533,096	$1,956,446	$82,123

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
December 31, 2012:
Investments:
U.S. Government	$4,944	$4,944	$-	$-
Municipal bonds	1,209,934	-	1,209,934	-
Non-U.S. governments	163,790	56,422	107,368	-
Corporate bonds	300,908	-	300,908	-
Commercial mortgage-backed securities	135,526	-	135,002	524
Residential mortgage-backed securities	221,622	-	216,248	5,374
Asset-backed securities	17,774	-	16,738	1,036
Short -term investments	172,801	-	172,801	-
Total investments	2,227,299	61,366	2,158,999	6,934
Cash and cash equivalents	1,720,395	1,720,395	-	-
Reinsurance deposit assets	50,693	-	-	50,693
Total	$3,998,387	$1,781,761	$2,158,999	$57,627

Cash and cash equivalents included demand deposits and time deposits totaling $120.7 million as of December 31, 2013 and totaling $128.3 million as of December 31, 2012.

There were no transfers between Levels 1 and 2 during the years ended December 31, 2013 and 2012. Transfers of assets into or out of Level 3 are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The transfers into and out of Level 3 were based on the level of evidence available to corroborate significant observable inputs with market observable information.

Changes in Level 3 Financial Assets

The following table reconciles the beginning and ending balance for our Level 3 financial assets measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012  ($ in thousands):

	Year Ended December 31, 2013
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of year	$524	$5,374	$1,036	$50,693	$57,627
Purchases	-	-	-	25,000	25,000
Sales, maturities and paydowns	-	(448)	(29)	-	(477)
Total increase (decrease) in fair value included in earnings	-	-	-	3,610	3,610
Total net unrealized gains (losses) included in other comprehensive income (loss)	487	799	(4)	-	1,282
Transfers into Level 3	-	4,091	3,984	-	8,075
Transfers out of Level 3	(1,011)	(9,223)	(2,760)	-	(12,994)
Balance, end of year	$-	$593	$2,227	$79,303	$82,123

Total increase (decrease) in fair value of the financial assets included in earnings for the year	$-	$-	$-	$3,610	$3,610

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2012
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of year	$-	$8,146	$1,867	$-	$10,013
Purchases	-	-	-	50,000	50,000
Sales, maturities and paydowns	-	(9,549)	(4,949)	-	(14,498)
Total increase (decrease) in fair value included in earnings	-	-	-	693	693
Total net unrealized gains (losses) included in other comprehensive income (loss)	-	3,903	742	-	4,645
Transfers into Level 3	524	9,458	4,932	-	14,914
Transfers out of Level 3	-	(6,584)	(1,556)	-	(8,140)
Balance, end of year	$524	$5,374	$1,036	$50,693	$57,627

Total increase (decrease) in fair value of the financial assets included in earnings for the year	$-	$-	$-	$693	$693

Quantitative Information of Level 3 Fair Value Measurements

The fair value measurements of our CMBS, non-agency RMBS and sub-prime ABS classified as Level 3 were based on unadjusted third party pricing sources.

Our reinsurance deposit assets represent two retrocessional aggregate excess of loss reinsurance agreements we purchased for total consideration of $75.0 million. We elected to record our reinsurance deposit assets under the fair value option as the terms and conditions of these contracts have unique variable investment performance factors. The terms of these agreements provide for a book yield ranging from a minimum of 3.0% to a maximum of 6.5% accumulating over the estimated contract periods.  The fair value measurements of our reinsurance deposit assets used significant unobservable inputs through the application of our own assumptions and internal valuation model and were classified as Level 3. The most significant unobservable inputs used in our internal valuation model are the estimated contract period remaining, credit spread above the risk-free rate and net losses and LAE ceded. The credit spread above the risk-free rate is determined by reviewing the credit spreads of fixed income securities through observable market data, as well as considering illiquidity and the structure of these contracts. The fair value of the reinsurance deposit assets may increase or decrease due to changes in the estimated contract period remaining, the credit spread and net losses and LAE ceded.  Generally, a decrease in the credit spread or a decrease in net losses and LAE ceded would result in an increase in the fair value of the reinsurance deposit assets. Conversely, an increase in the credit spread or an increase in net losses and LAE ceded would result in a decrease in the fair value of the reinsurance deposit assets.

The following table sets forth the weighted average of the significant unobservable quantitative information used for the fair value measurement of our reinsurance deposit assets as of December 31, 2013 and December 31, 2012:

	2013	2012
Estimated contract period remaining	1,193 days	1,350 days
Credit spread above the risk-free rate	1.58%	2.47%
Net losses and LAE ceded inception-to-date	$-	$-

Other Financial Assets and Liabilities Not Carried at Fair Value

Accounting guidance requires note disclosure of the fair value of other financial assets and liabilities not carried at fair value, excluding balances related to insurance contracts.

The debt obligations on our consolidated balance sheets were recorded at cost with a carrying value of $250.0 million as of December 31, 2013 and 2012, and had a fair value of $271.5 million and $278.5 million as of December 31, 2013 and 2012, respectively.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 2.

Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which approximates fair value, as of December 31, 2013 and 2012. The fair value measurements were based on observable inputs and therefore would be considered to be Level 1 or Level 2.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Unpaid Losses and Loss Adjustment Expenses

The following table sets forth the changes in our liability for unpaid losses and LAE for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Net unpaid losses and LAE as of January 1,	$1,957,685	$2,385,659	$2,208,466
Net incurred losses and LAE related to:
Current year	328,136	395,661	905,595
Prior years	(160,690)	(212,001)	(100,158)
Net incurred losses and LAE	167,446	183,660	805,437
Net paid losses and LAE related to:
Current year	58,958	95,808	155,534
Prior years	386,408	524,423	477,755
Net paid losses and LAE	445,366	620,231	633,289
Net effects of foreign currency exchange rate changes	(9,594)	8,597	5,045
Net unpaid losses and LAE as of December 31,	1,670,171	1,957,685	2,385,659
Reinsurance recoverable on unpaid losses and LAE	1,194	3,597	3,955
Gross unpaid losses and LAE as of December 31,	$1,671,365	$1,961,282	$2,389,614

We report changes in estimates of prior years’ unpaid losses and LAE, referred to as net favorable or unfavorable loss development, in our consolidated statements of operations in the period in which we make the change.

The following table sets forth the components of net incurred losses and LAE related to prior years for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Net favorable loss development	$(183,293)	$(235,543)	$(112,984)
Increase in losses attributable to changes in premium estimates	22,603	23,542	10,857
Change in unallocated loss adjustment expense reserves	-	-	1,969
Net incurred losses and LAE - prior years	$(160,690)	$(212,001)	$(100,158)

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

The following table sets forth the net favorable loss development by operating segment for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Property and Marine	$(71,269)	$(45,664)	$(41,435)
Casualty	(103,165)	(182,014)	(59,420)
Finite Risk	(8,859)	(7,865)	(12,129)
Net favorable loss development	$(183,293)	$(235,543)	$(112,984)

The Property and Marine segment net favorable loss development included net favorable loss development related to major catastrophe events of $41.1 million, $12.7 million and $19.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.  For the years ended December 31, 2013, 2012 and 2011, the net favorable loss development related to major catastrophe events resulted primarily from events that occurred during the two most recent underwriting years.  Property and marine net favorable loss development, excluding major catastrophes, for the years ended December 31, 2013 and 2012 was primarily attributable to the property per risk and catastrophe excess-of-loss (non-major events) classes.  The net favorable loss development, excluding major catastrophes, for the year ended December 31, 2011 was primarily attributable to the property per risk excess-of-loss and proportional classes, partially offset by net unfavorable loss development in the catastrophe excess-of-loss (non-major events) class.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Casualty segment net favorable loss development included $98.2 million, $165.8 million and $52.7 million attributable to the long-tailed casualty classes for years ended December 31, 2013, 2012 and 2011, respectively.  The majority of the long-tailed casualty net favorable loss development for the year ended December 31, 2013 was attributable to the 2011 and prior underwriting years of the umbrella, claims made and international casualty classes.  The majority of the long-tailed casualty net favorable loss development for the year ended December 31, 2012 was attributable to the 2009 and prior underwriting years of the claims made, umbrella, casualty occurrence and international casualty classes.  The majority of the long-tailed casualty net favorable loss development for the year ended December 31, 2011 was attributable to the 2007 and prior underwriting years of the claims made, umbrella and casualty occurrence classes, partially offset by net unfavorable loss development in the international casualty class in the 2010 and 2008 underwriting years.

The Finite Risk segment net favorable loss development was offset by additional profit commissions of $7.1 million, $8.1 million and $8.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The net favorable loss development for the years ended December 31, 2013, 2012 and 2011 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios and reduce estimated ultimate losses.

As many of the reinsurance coverages we offer will likely involve claims that may not ultimately be settled for many years after they are incurred, subjective judgments as to ultimate exposure to losses are an integral and necessary component of the process of estimating unpaid losses and LAE.  With respect to reinsurers, the inherent uncertainties of estimating unpaid losses and LAE are further exacerbated by the significant amount of time that often elapses between the occurrence of an insured loss, the reporting of that loss to the primary insurer and then to the reinsurer, and the primary insurer's payment of that loss to the insured and subsequent payment by the reinsurer to the primary insurer.  Unpaid losses and LAE are reviewed quarterly using a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data and prevailing economic, social and legal factors.  Unpaid losses and LAE established in prior years are evaluated as loss experience develops and new information becomes available.  Adjustments to previously estimated unpaid losses and LAE are reflected in financial results in the periods in which they are made.  Unpaid losses and LAE represent our best estimate of the costs of claims incurred, and it is possible that our ultimate liability may differ materially from such estimates.

5.	Retrocessional Reinsurance

During 2013, 2012 and 2011, our retrocessional reinsurance was primarily purchased by Platinum Bermuda which entered into various industry loss warranty reinsurance agreements that provided retrocessional coverage for catastrophic events in North America, Europe and Japan.

The following table sets forth the effects of retrocessional reinsurance on premiums, losses and LAE for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Assumed:
Premiums written	$579,761	$569,724	$687,296
Premium earned	567,682	576,920	721,335
Losses and LAE	164,565	183,376	839,323

Ceded:
Premiums written	(12,640)	(4,724)	(35,782)
Premium earned	(14,269)	(10,424)	(31,883)
Losses and LAE	2,881	284	(33,886)

Net:
Premiums written	567,121	565,000	651,514
Premium earned	553,413	566,496	689,452
Losses and LAE	$167,446	$183,660	$805,437

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We remain liable for ceded losses and LAE to the extent that our retrocessionaires do not meet their obligations under these agreements.  The failure of retrocessionaires to meet their obligations would result in losses to us.  Therefore, we consider the financial strength of retrocessionaires when determining whether to purchase retrocessional coverage from them and routinely monitor the financial performance and rating status of all material retrocessionaires.  We generally obtain retrocessional coverage from companies rated “A-” or better by A.M. Best Company, Inc. (“A.M. Best”) unless the retrocessionaire’s obligations are collateralized.  We believe our retrocessionaires are able to meet, and will meet, all of their obligations under the agreements as of December 31, 2013.  We have recorded no provisions for unrecoverable reinsurance as of December 31, 2013 and 2012.

6.	Derivative Instruments

As of and for the years ended December 31, 2013 and 2012, we held no derivative instruments.  During the year ended December 31, 2011, we held derivative instruments that included interest rate options within our portfolio of fixed maturity investments used to manage our exposure to interest rate risk, commodity options used to hedge certain underwriting risks and another derivative instrument used to hedge certain underwriting risks.  The other derivative instrument was an agreement that provided us with the ability to recover up to $200.0 million if two catastrophic events involving U.S. wind, U.S. earthquake, European wind or Japanese earthquake occurred that met specified loss criteria during any of three annual periods commencing August 1, 2008.  The other derivative agreement expired on July 31, 2011 and no recovery was made.

For the year ended December 31, 2011, there were net changes in fair value of derivatives of $1.6 million for interest rate options, $0.2 million for commodity options and $2.5 million for the other derivative instrument.  None of our derivatives were designated as hedges for accounting purposes.

7.	Debt Obligations and Credit Facilities

Debt Obligations

As of December 31, 2013, Platinum Finance had outstanding debt obligations consisting of an aggregate principal amount of $250.0 million of Series B 7.5% Notes due June 1, 2017, fully and unconditionally guaranteed by Platinum Holdings.  Interest is payable on the debt obligations on each of June 1 and December 1.  Platinum Finance may redeem the debt obligations, at its option, at any time in whole, or from time to time in part, prior to maturity, subject to a “make-whole” provision.

Credit Facilities

Syndicated Credit Facility

On June 24, 2011, we entered into an amended and restated three-year, $300.0 million credit facility with various financial institutions (the “Syndicated Credit Facility”) that consists of a $100.0 million unsecured senior credit facility available for revolving borrowings and letters of credit (“LOC”) and a $200.0 million secured senior credit facility available for LOC.  Borrowings and LOC under the Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of our reinsurance subsidiaries under the Syndicated Credit Facility.

The Syndicated Credit Facility contains customary representations, warranties and covenants, including requirements to maintain a ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated tangible net worth of not less than the higher of (i) $1.25 billion or (ii) the sum of $1.258 billion plus 50% of positive net income for each fiscal year plus 75% of the aggregate increases in shareholders’ equity resulting from the issuance or sale of shares minus the amount of any extraordinary dividend payment or repurchase of shares during the facility agreement.  As calculated, our consolidated tangible net worth was $1.70 billion, or $448.6 million greater than the current minimum consolidated tangible net worth covenant of $1.25 billion, as of December 31, 2013.  In addition, each of our reinsurance subsidiaries must maintain a financial strength rating from A.M. Best of at least “B++” at all times.  The financial strength rating of our reinsurance subsidiaries was “A” as of December 31, 2013.

Other Letter of Credit Facilities

On December 19, 2013, our reinsurance subsidiaries renewed a LOC facility with a financial institution in the aggregate amount of $100.0 million to extend the expiration date to December 31, 2015.  Under the terms of the facility, up to $100.0 million is available for the issuance of LOC to support reinsurance obligations of our reinsurance subsidiaries.  The facility contains customary representations, warranties and covenants.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 2, 2013, Platinum Bermuda entered into an amended and restated uncommitted LOC facility that increased the maximum aggregate amount of the facility to $125.0 million.  Under the terms of the facility, up to $125.0 million is available for the issuance of LOC to support reinsurance obligations of Platinum Bermuda.  There was $11.6 million committed under this facility as of December 31, 2013.  The facility contains customary representations, warranties and covenants.

We had no borrowings under the Syndicated Credit Facility during the years ended December 31, 2013 and 2012.  The following table summarizes the outstanding LOC and the cash and cash equivalents held in trust to collateralize LOC issued as of December 31, 2013 ($ in thousands):

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Syndicated Credit Facility:
Secured	$200,000	$84,338	$93,379
Unsecured	100,000	-	-
Total Syndicated Credit Facility	300,000	84,338	93,379
Other LOC Facilities	111,596	40,552	67,332
Total	$411,596	$124,890	$160,711

As of December 31, 2013, we were in compliance with all of the covenants under our credit facilities.

Our reinsurance subsidiaries had a total remaining uncommitted LOC capacity of $263.4 million available as of December 31, 2013.  The Company also has the ability to increase the Syndicated Credit Facility and other LOC facilities by up to $175.0 million subject to agreement with the lenders.

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

Platinum Holdings has subsidiaries based in the United States and Ireland that are subject to the tax laws thereof.  The operations of Platinum US are subject to U.S. federal income taxes generally at a rate of 35%.  Any of our non-U.S. subsidiaries could become subject to U.S. federal income tax only to the extent that they derive (i) U.S. source income that is subject to U.S. withholding tax or (ii) income from activity that is deemed to be the conduct of a trade or business within the U.S.  We do not consider our non-U.S. subsidiaries to be engaged in a trade or business within the U.S. and, therefore, do not believe that our non-U.S. subsidiaries are subject to U.S. federal income tax.  However, there is little legal precedent as to what constitutes being engaged in a trade or business within the U.S. and, thus, there exists the possibility that the U.S. Internal Revenue Service could assert claims that our non-U.S. subsidiaries are engaged in a trade or business in the U.S. and attempt to assess taxes that are not provided for.

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

Under current Irish law, Platinum Regency is taxed at a 25% corporate income tax rate on non-trading income and a 12.5% corporate income tax rate on trading income.  Subject to meeting certain requirements, there is no withholding tax on dividends distributed from Platinum Regency to Platinum Holdings.  The tax returns that remain open for Platinum Regency are for calendar years 2009 and later.

The following table presents our income or loss before income taxes by jurisdiction for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Bermuda	$151,289	$272,163	$(235,596)
United States	106,869	80,322	7,351
Ireland and other	(153)	(261)	1,048
Income (loss) before income taxes	$258,005	$352,224	$(227,197)

The following table presents our current and deferred income taxes for the years ended years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Current tax expense	$24,708	$16,205	$2,117
Deferred tax expense (benefit)	10,019	8,791	(5,250)
Income tax expense (benefit)	$34,727	$24,996	$(3,133)

The following table presents a reconciliation of expected income taxes, computed by applying the tax rate of  0% under Bermuda law to income or loss before income taxes, to income tax expense or benefit for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Expected income tax expense (benefit) at 0%	$-	$-	$-
Foreign taxes at local expected rates:
United States	37,404	28,113	2,573
Ireland and other	(38)	(60)	263
Tax exempt investment income	(4,745)	(4,470)	(5,040)
U.S. withholding tax (recovery)	-	-	(600)
U.S. state taxes, net of U.S. federal tax benefit	455	355	476
Prior year adjustment	-	(305)	-
Non-deductible expenses and other	1,651	1,363	(805)
Income tax expense (benefit)	$34,727	$24,996	$(3,133)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities as of December 31, 2013 and 2012 ($ in thousands):

	2013	2012
Deferred tax assets:
Unpaid losses and LAE	$34,365	$38,586
Unearned premiums	7,136	6,584
Temporary differences in recognition of expenses	3,178	3,739
Total deferred tax assets	$44,679	$48,909

Deferred tax liabilities:
Deferred acquisition costs	$9,333	$8,478
Unrealized gains on investments	9,898	17,336
Other	307	322
Total deferred tax liabilities	19,538	26,136

Net deferred tax assets	$25,141	$22,773

The deferred tax assets and liabilities as of December 31, 2013 and 2012 were all related to U.S. income tax.  To evaluate the recoverability of the deferred tax assets, we consider the timing of the reversal of deferred income and expense items as well as the likelihood that we will generate sufficient taxable income to realize the future tax benefits.  We believe that it is more likely than not we will generate sufficient taxable income and realize the future tax benefits in order to recover the deferred assets and, accordingly, no valuation allowance was established as of December 31, 2013 and 2012.

9.	Shareholders’ Equity

Common Shares

Platinum Holdings is authorized to issue up to 200,000,000 common shares, $0.01 par value.  The following table reconciles the beginning and ending balance of common shares issued and outstanding for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Shares issued and outstanding, beginning of year	32,722	35,526	37,758
Options exercised	685	170	48
Restricted shares issued (1)	(13)	(5)	-
Restricted share units issued	109	120	289
Shares repurchased	(5,360)	(3,089)	(2,569)
Shares issued and outstanding, end of year	28,143	32,722	35,526

(1)	Restricted shares issued are net of forfeitures and cancelations.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Shares

Platinum Holdings is authorized to issue up to 25,000,000 preferred shares, $0.01 par value.  There were no preferred shares outstanding for the years ended December 31, 2013, 2012 and 2011.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the consolidated balance sheets relates to unrealized gains and losses on available-for-sale securities, net of deferred taxes.

The following table reconciles the beginning and ending balances of accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013
	Pre-tax	Tax	Net of tax
Balance, beginning of year	$159,975	$(22,285)	$137,690
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(631)	11	(620)
Change in net unrealized gains and losses on all other securities	(76,152)	8,734	(67,418)
Total change in net unrealized gains and losses	(76,783)	8,745	(68,038)

Reclassifications to net income (loss) on available-for-sale securities:
Net realized gains on investments	(27,243)	3,675	(23,568)
Net impairment losses on investments	2,033	(33)	2,000
Total reclassifications to net income (loss)	(25,210)	3,642	(21,568)

Other comprehensive income (loss)	(101,993)	12,387	(89,606)
Balance, end of year	$57,982	$(9,898)	$48,084

	2012
	Pre-tax	Tax	Net of tax
Balance, beginning of year	$168,861	$(22,226)	$146,635
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	211	99	310
Change in net unrealized gains and losses on all other securities	77,652	(5,508)	72,144
Total change in net unrealized gains and losses	77,863	(5,409)	72,454

Reclassifications to net income (loss) on available-for-sale securities:
Net realized gains on investments	(89,780)	5,652	(84,128)
Net impairment losses on investments	3,031	(302)	2,729
Total reclassifications to net income (loss)	(86,749)	5,350	(81,399)

Other comprehensive income (loss)	(8,886)	(59)	(8,945)
Balance, end of year	$159,975	$(22,285)	$137,690

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011
	Pre-tax	Tax	Net of tax
Balance, beginning of year	$(23,676)	$(812)	$(24,488)
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(8,895)	949	(7,946)
Change in net unrealized gains and losses on all other securities	179,916	(19,661)	160,255
Total change in net unrealized gains and losses	171,021	(18,712)	152,309

Reclassifications to net income (loss) on available-for-sale securities:
Net realized gains on investments	(854)	(607)	(1,461)
Net impairment losses on investments	22,370	(2,095)	20,275
Total reclassifications to net income (loss)	21,516	(2,702)	18,814

Other comprehensive income (loss)	192,537	(21,414)	171,123
Balance, end of year	$168,861	$(22,226)	$146,635

The following table sets forth the amounts reclassified out of accumulated other comprehensive income and the location of those amounts in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Revenue:
Net realized gains on investments	$(27,243)	$(89,780)	$(854)
Net impairment losses on investments	2,033	3,031	22,370

Income tax expense (benefit)	$3,642	$5,350	$(2,702)

Share Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on July 24, 2013, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.  The following table summarizes our repurchases of common shares for the years ended December 31, 2013, 2012 and 2011 ($ in thousands, except per share data):

Year	Shares Repurchased	Weighted Average Cost per Share (1)	Aggregate Amount Paid
2013	5,360,266	$56.58	$303,294
2012	3,088,589	37.46	115,702
2011	2,569,068	$36.86	$94,695

(1)	Including commissions.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The shares we repurchased were canceled.  As of December 31, 2013, we had $170.9 million remaining under the share repurchase program.  For the period of January 1, 2014 through February 10, 2014, we repurchased 147,817 shares, at a weighted average cost per share of $56.66, for an aggregate amount of $8.4 million.

Platinum Holdings completed an initial public offering of common shares in 2002 and concurrently issued options to the founding shareholders to purchase 6,000,000 common shares with an exercise price of $27.00 per share.  In 2011, we purchased the 2,500,000 common share options that remained outstanding for $47.9 million in cash.  The options were purchased under the Company’s share repurchase program and were canceled.

10.	Statutory Regulations and Dividend Restrictions

Statutory Regulations

Group Supervision of the Company

The Bermuda Monetary Authority is the group supervisor of the Company. The laws and regulations of Bermuda require that the Company maintain a minimum amount of group statutory capital and surplus based on the enhanced capital requirement.   As of December 31, 2013, the Company’s enhanced capital requirement is 50% of the amount calculated using the group standardized risk-based capital model of the Bermuda Monetary Authority. The Company is also subject to an early-warning level based on 120% of the enhanced capital requirement which may trigger additional reporting requirements or other enhanced oversight. As of December 31, 2013, the amount of group statutory capital and surplus maintained by the Company satisfied these regulatory requirements.

Statutory Regulation of Subsidiaries

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

Our reinsurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities in the jurisdictions in which they operate.  The common adjustments from U.S. GAAP financial statements to statutory basis financial statements include eliminating deferred acquisition costs, prepaid assets and fixed assets and presenting reinsurance assets and liabilities net of retrocessional reinsurance.  Also, in the United States, bonds are generally recorded at amortized cost and deferred income tax is charged directly to equity.  In preparing our statutory basis financial statements, we have used statutory accounting practices that are prescribed by the relevant regulatory authorities.  Furthermore, the Bermuda Monetary Authority has permitted the use of deposit accounting for our reinsurance deposit assets, which aligns with U.S. GAAP, and has no effect on Platinum Bermuda’s statutory capital and surplus.  Platinum Bermuda has also received approval from the Bermuda Monetary Authority to reduce the standard risk-based capital factor applicable to the reinsurance deposit assets.

The following table sets forth the actual statutory capital and surplus for our reinsurance subsidiaries and the corresponding minimum capital adequacy levels noted above as of December 31, 2013 and 2012 ($ in thousands):

	2013	2012
Actual statutory capital and surplus:
Platinum Bermuda	$1,057,281	$1,273,373
Platinum US	$549,859	$555,380
Required statutory capital and surplus:
Platinum Bermuda	$326,323	$422,023
Platinum US	$258,142	$272,671

Total statutory net income (loss) of our reinsurance subsidiaries was $265.0 million, $364.3 million, and $(193.6) million for the years ended December 31, 2013, 2012 and 2011.

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

Dividend Restrictions on Platinum Holdings

Platinum Holdings receives dividends and other distributions from its subsidiaries as a source of liquidity and to fund the payment of dividends to its shareholders.  Distributions to Platinum Holdings from its subsidiaries may be restricted as described below.  The Company’s group regulatory capital requirements in Bermuda do not impose significant restrictions on retained earnings available for the payment of dividends by Platinum Holdings to its shareholders.

Dividend Restrictions on Subsidiaries

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of statutory capital and surplus that are available for the payment of dividends by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance.

For 2014, Platinum Bermuda is generally restricted from declaring and paying dividends of more than 25% of its statutory capital and surplus as of December 31, 2013 unless an affidavit is filed with the Bermuda Monetary Authority stating it will continue to meet its capital and liquidity requirements. During 2014, the maximum amount available for the payment of dividends by Platinum Bermuda without filing an affidavit is $264.3 million.  On February 12, 2014, Platinum Bermuda paid a dividend of $50.0 million to Platinum Holdings.

Platinum US is required to notify its regulator, the Maryland Insurance Administration, 10 days prior to the payment of an ordinary dividend and 30 days prior to the payment of an extraordinary dividend.  During 2013, Platinum US utilized its ordinary dividend capacity and paid an extraordinary dividend.  In 2014, Platinum US will have an ordinary dividend capacity of $25.6 million.

During the year ended December 31, 2013, dividends of $408.3 million were paid by the reinsurance subsidiaries of Platinum Holdings, of which $318.3 million was paid by Platinum Bermuda to Platinum Holdings and $90.0 million was paid by Platinum US to Platinum Finance.

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.  Irish law prohibits Platinum Regency from declaring a dividend to its shareholders unless it has “profits available for distribution”.  The determination of whether a company has profits available for distribution is based on its accumulated profits, not previously distributed or capitalized, less its accumulated realized losses, not previously used as a reduction from capital.

11.	Operating Segment Information

We have organized our worldwide reinsurance business into three operating segments: Property and Marine, Casualty and Finite Risk. The Company believes that underwriting income or loss and ratios allow for a more complete understanding of the profitability of our reinsurance operations and operating segments. These measures are considered to be non-GAAP.   These non-GAAP measures may be defined or calculated differently by other companies.  These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP.

Underwriting income or loss consists of net premiums earned less net losses and LAE and net underwriting expenses.  Net underwriting expenses include net acquisition expenses and operating costs related to underwriting.  Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, corporate expenses not allocated to underwriting segments, interest expense, net foreign currency exchange gains or losses, net changes in fair value of derivatives and other income and expense.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes underwriting income or loss and ratios for the three operating segments, together with a reconciliation of segment underwriting income (loss) to the U.S. GAAP measure of income before income taxes for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$229,507	$295,668	$41,946	$567,121
Net premiums earned	222,010	297,888	33,515	553,413
Net losses and loss adjustment expenses	34,421	115,888	17,137	167,446
Net acquisition expenses	38,342	71,648	13,777	123,767
Other underwriting expenses	30,898	23,149	1,439	55,486
Segment underwriting income (loss)	$118,349	$87,203	$1,162	206,714

Net investment income				72,046
Net realized gains on investments				23,920
Net impairment losses on investments				(2,033)
Other income (expense)				3,477
Corporate expenses not allocated to segments				(27,228)
Net foreign currency exchange (losses) gains				234
Interest expense				(19,125)
Income before income taxes				$258,005

Underwriting ratios:
Net loss and loss adjustment expense	15.5%	38.9%	51.1%	30.3%
Net acquisition expense	17.3%	24.1%	41.1%	22.4%
Other underwriting expense	13.9%	7.8%	4.3%	10.0%
Combined	46.7%	70.8%	96.5%	62.7%

	2012
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$256,182	$287,112	$21,706	$565,000
Net premiums earned	253,604	294,122	18,770	566,496
Net losses and loss adjustment expenses	132,580	43,763	7,317	183,660
Net acquisition expenses	34,342	68,987	12,108	115,437
Other underwriting expenses	31,140	22,937	1,105	55,182
Segment underwriting income (loss)	$55,542	$158,435	$(1,760)	212,217

Net investment income				99,947
Net realized gains on investments				88,754
Net impairment losses on investments				(3,031)
Other income (expense)				(239)
Corporate expenses not allocated to segments				(25,271)
Net foreign currency exchange (losses) gains				(1,055)
Interest expense				(19,098)
Income before income taxes				$352,224

Underwriting ratios:
Net loss and loss adjustment expense	52.3%	14.9%	39.0%	32.4%
Net acquisition expense	13.5%	23.5%	64.5%	20.4%
Other underwriting expense	12.3%	7.8%	5.9%	9.7%
Combined	78.1%	46.2%	109.4%	62.5%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$344,682	$296,989	$9,843	$651,514
Net premiums earned	356,976	318,734	13,742	689,452
Net losses and loss adjustment expenses	628,062	178,650	(1,275)	805,437
Net acquisition expenses	49,348	72,738	11,091	133,177
Other underwriting expenses	27,622	19,002	940	47,564
Segment underwriting income (loss)	$(348,056)	$48,344	$2,986	(296,726)

Net investment income				125,863
Net realized gains on investments				3,934
Net impairment losses on investments				(22,370)
Other income (expense)				645
Corporate expenses not allocated to segments				(15,615)
Net foreign currency exchange (losses) gains				473
Net changes in fair value of derivatives				(4,329)
Interest expense				(19,072)
Income (loss) before income taxes				$(227,197)

Underwriting ratios:
Net loss and loss adjustment expense	175.9%	56.0%	(9.3%)	116.8%
Net acquisition expense	13.8%	22.8%	80.7%	19.3%
Other underwriting expense	7.7%	6.0%	6.8%	6.9%
Combined	197.4%	84.8%	78.2%	143.0%

The following table presents our net premiums written for the years ended December 31, 2013, 2012 and 2011 by geographic location of the ceding company ($ in thousands):

	2013	2012	2011
United States	$444,110	$441,762	$457,735
International	123,011	123,238	193,779
Total	$567,121	$565,000	$651,514

12.	Share Incentive Compensation and Defined Contribution Retirement Plans

Share Incentive Compensation

We have a share incentive plan under which our employees and directors may be granted options, restricted shares, restricted share units, share appreciation rights, or other rights to acquire shares.  Upon effectiveness, our 2010 Share Incentive Plan (the "Plan") had an aggregate of 3,572,977 common shares available and reserved for issuance, which was comprised of 3,100,000 common shares as set forth in the Plan, plus authorized and unissued shares that remained available under a previous share incentive plan.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the total share-based compensation expense recognized during the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Restricted share units:
Service-based awards	$4,198	$3,974	$3,980
Performance-based awards	6,264	2,810	(3,880)
Market-based awards	3,173	1,617	-
Restricted shares	883	1,666	3,069
Share options	-	70	650
Share based compensation expense	14,518	10,137	3,819
Tax benefit	(2,560)	(1,829)	(598)
Share based compensation expense, net of taxes	$11,958	$8,308	$3,221

As of December 31, 2013, there was $19.0 million of total unrecognized compensation cost related to restricted share units.  This included $6.7 million for service-based awards, $0.4 million for equity-classified performance-based awards, $6.0 million for liability-classified performance-based awards and $5.9 million for market-based awards that will be recognized over a weighted average period of 1.1 years, 1.6 years, 1.6 years and 1.4 years, respectively.  There was no unrecognized compensation cost related to restricted shares or share options.

(i)      Restricted Share Units

Service-Based Awards

Service-based restricted share units generally vest annually over a four year period.  Service-based restricted share units granted to non-employee directors vest after one year.

The following table sets forth information regarding these awards as of and for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands, except per share weighted average grant date fair value):

	As of and for the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	263	$37.36	280	$37.17	366	$33.76
Granted	82	51.60	128	36.02	109	43.20
Vested	(110)	35.96	(126)	35.46	(176)	33.88
Forfeited	-	-	(19)	38.09	(19)	36.65
Outstanding - end of year	235	$42.96	263	$37.36	280	$37.17

The grant date fair value of these awards is based on the grant date share price multiplied by the number of share units granted.  The fair value at the grant date was $4.2 million, $4.6 million and $4.7 million in 2013, 2012 and 2011, respectively.

Performance-Based Awards

Performance-based awards of restricted share units made pursuant to the executive incentive plan may be settled in shares or cash.  The executive incentive plan utilizes shares reserved under the share incentive plan for share-settled awards.  Performance-based awards generally vest on the third anniversary of the grant date and are based on the average annual return on equity over three years.

For the years ended December 31, 2013, 2012 and 2011, our executives earned 24,873 share units for certain of the 2012 and all of the 2011 grants, 19,761 share units for certain of the 2012 and all of the 2010 grants and 20,333 share units for the 2009 grants, respectively.  These share units vested subsequent to year end.  In addition, upon their termination in 2010, certain executives earned 5,253 share units and 23,284 share units in 2011 pursuant to the executive incentive plan for the 2010 and 2009 grant years, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a)      Equity-Classified Awards:

Restricted share units under our executive incentive plan that are settled in common shares are classified as equity awards.  The following table sets forth information regarding these awards for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands, except per share weighted average grant date fair value):

	As of and for the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	43	$36.13	19	$28.65	412	$31.91
Granted	6	51.17	31	35.95	6	43.67
Vested	(18)	36.30	(20)	28.65	(155)	33.23
Forfeited	-	-	-	-	(39)	32.90
Performance adjustment	1	44.00	13	35.87	(205)	31.40
Outstanding - end of year	32	$39.79	43	$36.13	19	$28.65

The grant date fair value of these awards is based on the grant date share price multiplied by the number of share units granted.  The grant date fair value was $0.3 million, $1.1 million and $0.3 million in 2013, 2012 and 2011, respectively.

The performance adjustment is calculated based on an average annual return on equity over three years.  For awards granted in 2012 and later, an average return on equity between 4% and 15% or more results in a settlement of 25% to 150% of the initial award.  In addition, beginning with the 2012 grant, there is a minimum payout of 8.33% of the share units granted for each year of the three-year performance period that the average return on equity is 4% or more.  For awards granted prior to 2012, an average return on equity between 6% and 18% or more results in a settlement of 1% to 200% of the initial award.

During 2012, we granted additional executive incentive plan awards, to be settled in shares, 50% of which vested in 2013 and 50% of which vest in 2014, based on our performance during 2012 and 2013, respectively.  A return on equity of 4% or more in each year results in full settlement of the grants.

b)      Liability-Classified Awards:

Restricted share units under our executive incentive plan that are settled in cash are classified as liability awards.

The following table sets forth information regarding these awards as of and for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands, except per share weighted average grant date fair value):

	As of and for the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	125	$35.95	-	$-	-	$-
Granted	65	51.60	83	35.95	70	43.67
Vested	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Performance adjustment	30	48.30	42	35.95	(70)	43.67
Outstanding - end of year	220	$42.27	125	$35.95	-	$-

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of these awards is based on the grant date share price multiplied by the number of share units granted.  The grant date fair value was $3.3 million, $3.0 million and $3.0 million in 2013, 2012 and 2011, respectively.

The performance adjustment is based on the same performance conditions as equity-classified performance-based awards.  In addition, the fair value of liability-classified awards is adjusted at the end of each reporting date by multiplying the closing share price at the reporting date by the number of share units outstanding.

Market-Based Awards

Commencing in 2012, we began issuing market share units, a form of restricted share units, to executives under our share incentive plan.  Market share units generally have a three-year vesting period and the actual number of common shares that each participant will receive upon vesting of the awards is based on a market-based multiplier.  These awards will be settled in common shares and are equity-classified.

The following table sets forth information regarding these awards as of and for the years ended December 31, 2013 and 2012 (amounts in thousands, except per share weighted average grant date fair value):

	As of and for the Year Ended
	December 31, 2013		December 31, 2012
	Restricted Share Units	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	223	$41.93	-	$-
Granted	57	61.58	173	41.93
Vested	-	-	-	-
Forfeited	-	-	-	-
Market adjustment	39	44.12	50	41.93
Outstanding - end of year	319	$45.64	223	$41.93

The grant date fair value of these awards was $3.5 million and $7.2 million in 2013 and 2012, respectively.  Share-based compensation expense for these awards is recognized over the vesting period based on the grant date fair value of the awards and the number of share units granted, regardless of whether the market conditions are satisfied or not, provided the service conditions are satisfied.

The grant date fair value of market share units is based on a Monte Carlo simulated fair value per share unit at the grant date multiplied by the number of share units granted.  The Monte Carlo simulation used the following weighted average assumptions for awards granted during the years ended December 31, 2013 and 2012:

	2013	2012
Dividend yield	0.6%	0.9%
Risk free interest rate	0.6%	0.3%
Expected volatility - historical	23.4%	24.9%
Initial average share price	$ 57.19	$ 35.17
Weighted average grant fair value	$ 61.58	$ 41.93

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The market adjustment reflects the change during the year in the market-based multiplier for each grant.  The market-based multiplier equals our average closing share price for the 20 trading days preceding the reporting date divided by the average closing share price for the last 20 trading days of the quarter preceding the grant date (the “initial average share price”).

The following table sets forth information regarding the market-based multipliers by grant year for these awards for the years ended December 31, 2013 and 2012:

	Grant Year
	2013	2012
Multiplier - initial	100%	100%
Change in multiplier - 2012	-	29%
Change in multiplier - 2013	6%	21%
Multiplier - reporting date	106%	150%

Upon vesting, the number of market share units granted will be multiplied by the market-based multiplier equal to our average share price for the 20 trading days ending on the last day of the quarter preceding the vesting date divided by the initial average share price to determine the number of common shares to be paid out.  The maximum number of common shares payable at settlement is 150% of the share units granted and no share units will be paid out if the market-based multiplier is less than 50%.

 (ii)  Restricted Shares

There have been no restricted shares granted since 2010.  The restricted shares we have granted generally vested in equal annual tranches over three years.

The following table sets forth information regarding these awards as of and for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands, except per share weighted average grant date fair value):

	As of and for the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	73	$36.50	146	$36.50	217	$36.21
Granted	-	-	-	-	-	-
Vested	(73)	36.50	(73)	36.50	(71)	35.61
Forfeited	-	-	-	-	-	-
Outstanding - end of year	-	$-	73	$36.50	146	$36.50

The grant date fair value of restricted shares is based on the grant date share price multiplied by the number of shares granted.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii)  Share options

There have been no share options granted since 2008.  Option awards generally vest over a three or four year period and expire ten years from the date of grant.

The following table sets forth information regarding these awards as of and for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands, except weighted average exercise prices):

	As of and for the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - beginning of year	833	$33.25	1,030	$31.90	1,081	$31.64
Granted	-	-	-	-	-	-
Exercised	(685)	33.13	(170)	26.67	(48)	25.87
Forfeited	-	-	(27)	23.47	(3)	33.96
Outstanding - end of year	148	33.81	833	33.25	1,030	31.90
Options exercisable at year end	148	$33.81	833	$33.25	966	$31.77

All outstanding options are exercisable and the weighted average remaining contractual term was 3.6 years as of December 31, 2013.

The following table presents the intrinsic and fair values of the options exercised and vested during the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

	2013	2012	2011
Intrinsic value of options exercised (1)	$15,922	$2,511	$707
Fair value of options exercised (2)	5,948	1,331	379
Fair value of options vested (2)	$-	$488	$1,496

(1)	Represents the difference between the market value and exercise price on the date of exercise.
(2)	Based on the Black-Scholes option pricing model.

Share Unit Plan for Non-Employee Directors

For years prior to 2009, members of our Board of Directors received all or a portion of their directors’ fees in the form of share units.  On February 22, 2010, the share unit plan was terminated as to future awards.  These awards were fully vested at the grant date and are settled in common shares or cash the earlier of 5 years from the grant date or when the participant ceases to be a member of the Board of Directors.  As of December 31, 2013, 11,218 share units were vested but not settled.  All awards were settled subsequent to year end.

Defined Contribution Retirement Plans

The Company’s employees are eligible for retirement benefits through defined contribution retirement plans.  The Company and employees contribute an amount equal to a specified percentage of each employee’s salary.    Expenses related to the defined contribution plans were $2.3 million, $2.0 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Earnings (Loss) Per Common Share

The following is a reconciliation of the basic and diluted earnings or loss per common share computations for the years ended December 31, 2013, 2012 and 2011 ($ and amounts in thousands, except per share data):

	2013	2012	2011
Earnings (Loss)
Basic and Diluted
Net income (loss) attributable to common shareholders	$223,278	$327,228	$(224,064)
Portion allocated to participating common shareholders (1)	(293)	(1,076)	1,189
Net income (loss) allocated to common shareholders	$222,985	$326,152	$(222,875)

Common Shares
Basic
Weighted average common shares outstanding	29,909	33,714	36,901
Diluted
Weighted average common shares outstanding	29,909	33,714	36,901
Effect of dilutive securities:
Common share options	150	171	164
Restricted share units	275	96	195
Adjusted weighted average common shares outstanding	30,334	33,981	37,260

Earnings (Loss) Per Common Share
Basic earnings (loss) per common share	$7.46	$9.67	$(6.04)
Diluted earnings (loss) per common share (2)	$7.35	$9.60	$(6.04)

(1)
Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plans that are considered to be participating securities. All outstanding restricted shares vested in July 2013.

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

Lease Commitments

The following table presents our future minimum annual lease commitments under various non-cancelable operating leases for our facilities ($ in thousands):

Years Ending December 31,
2014	$2,326
2015	2,377
2016	2,299
2017	2,341
2018	2,304
Thereafter	11,200
Total	$22,847

Operating lease expense was $3.7 million, $2.7 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Employment Agreements

The Company has entered into employment agreements with certain employees.  These agreements provide for annual compensation in the form of salary, benefits, annual incentive payments, share-based awards, the reimbursement of certain expenses, as well as certain severance provisions.  The severance provisions may include accelerated vesting of share-based compensation under certain circumstances, such as upon a change in control, as defined by the Company’s Change in Control Severance Plan and Employee Severance Plan.

Other Operating Agreements

The Company has entered into service agreements and other contracts that provide for business and information technology support and service, investment accounting services and other costs related to doing business.  Future payments under these contracts amount to $2.4 million, $1.8 million and $1.2 million in 2014, 2015 and 2016 and thereafter, respectively.

Brokers

The Company writes business through direct relationships with reinsurance brokers.  Based on in-force premiums written as of December 31, 2013, the brokers we derived the largest portion of our business were Aon Benfield for 33%, Marsh & McLennan Companies for 25%, Willis Group Holdings for 13% and Jardine Lloyd Thompson Group plc for 11%.  The loss of business relationships with any of these brokers could have a material adverse effect on our business.

Concentrations of Credit Risk

The areas where significant concentration of credit risk may exist principally include investments, cash and cash equivalents, amounts due from investment brokers from the sales of securities, reinsurance premiums receivable, reinsurance recoverable, funds held by ceding companies and reinsurance deposit assets.  Also, certain of our assets are pledged to collateralize obligations under various reinsurance contracts and are held by ceding companies.  The Company limits the amount of credit exposure to any one counterparty and none of the Company’s counterparty credit exposures, excluding U.S. Government instruments, exceeded 10% of shareholders’ equity as of December 31, 2013.  In addition, credit risk exists should any of our brokers be unable to fulfill their contractual obligations with respect to the payments of reinsurance balances owed to and by the Company.

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

The following quarterly financial information for each of the three months ended March 31, June 30, September 30 and December 31, 2013 and 2012 is unaudited.  However, in the opinion of management, all necessary adjustments have been made (consisting of normal recurring adjustments) to present fairly the results of operations for such periods ($ and amounts in thousands, except per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013
Net premiums earned	$148,267	$135,360	$142,933	$126,853
Net investment income	17,936	17,758	17,808	18,544
Net realized gains (losses) on investments	(778)	(306)	11,686	13,318
Net losses and LAE	46,639	44,142	62,667	13,998
Net acquisition expenses	32,560	30,675	30,313	30,219
Operating expenses	23,019	20,672	19,718	19,305
Net income	$48,623	$38,285	$49,854	$86,516
Earnings per common share:
Basic	$1.73	$1.34	$1.63	$2.67
Diluted	$1.71	$1.32	$1.61	$2.63
Average common shares outstanding:
Basic	28,097	28,655	30,571	32,373
Diluted	28,492	29,065	30,970	32,838

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012
Net premiums earned	$144,621	$138,588	$145,075	$138,212
Net investment income	22,031	23,209	26,155	28,552
Net realized gains (losses) on investments	18,455	22,982	24,978	22,339
Net losses and LAE	(7,770)	45,117	67,117	79,196
Net acquisition expenses	28,412	26,168	30,200	30,657
Operating expenses	23,808	19,966	19,696	16,983
Net income	$121,545	$84,864	$67,532	$53,287
Earnings per common share:
Basic	$3.71	$2.56	$1.98	$1.50
Diluted	$3.67	$2.54	$1.97	$1.49
Average common shares outstanding:
Basic	32,674	32,996	33,914	35,291
Diluted	33,048	33,272	34,104	35,510

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Condensed Consolidating Financial Information

As described in Note 7, Platinum Holdings fully and unconditionally guarantees the outstanding $250.0 million of debt obligations issued by its 100%-owned subsidiary Platinum Finance.

The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 ($ in thousands):

Condensed Consolidating Balance Sheet
December 31, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$114	$2,027,830	$-	$2,027,944
Investment in subsidiaries	1,658,425	610,679	591,175	(2,860,279)	-
Cash and cash equivalents	88,402	230,818	1,145,198	-	1,464,418
Reinsurance assets	-	-	290,887	-	290,887
Other assets	11,874	1,290	137,562	(10,090)	140,636
Total assets	$1,758,701	$842,901	$4,192,652	$(2,870,369)	$3,923,885
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$1,876,456	$-	$1,876,456
Debt obligations	-	250,000	-	-	250,000
Other liabilities	11,994	1,726	47,092	(10,090)	50,722
Total liabilities	$11,994	$251,726	$1,923,548	$(10,090)	$2,177,178

Shareholders' Equity
Common shares	$281	$-	$8,000	$(8,000)	$281
Additional paid-in capital	10,711	215,420	2,024,409	(2,239,829)	10,711
Accumulated other comprehensive income	48,084	18,382	66,463	(84,845)	48,084
Retained earnings	1,687,631	357,373	170,232	(527,605)	1,687,631
Total shareholders' equity	$1,746,707	$591,175	$2,269,104	$(2,860,279)	$1,746,707
Total liabilities and shareholders' equity	$1,758,701	$842,901	$4,192,652	$(2,870,369)	$3,923,885

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$553,413	$-	$553,413
Net investment income (expense)	24	(85)	72,107	-	72,046
Net realized gains on investments	-	-	23,920	-	23,920
Net impairment losses on investments	-	-	(2,033)	-	(2,033)
Other income (expense)	6,737	4	(3,264)	-	3,477
Total revenue	6,761	(81)	644,143	-	650,823

Expenses:
Net losses and loss adjustment expenses	-	-	167,446	-	167,446
Net acquisition expenses	-	-	123,767	-	123,767
Operating expenses	26,313	145	56,256	-	82,714
Net foreign currency exchange losses (gains)	-	-	(234)	-	(234)
Net changes in fair value of derivatives	-	-	-	-	-
Interest expense	-	19,125	-	-	19,125
Total expenses	26,313	19,270	347,235	-	392,818
Income (loss) before income taxes	(19,552)	(19,351)	296,908	-	258,005
Income tax expense (benefit)	-	(6,307)	41,034	-	34,727
Income (loss) before equity in earnings of subsidiaries	(19,552)	(13,044)	255,874	-	223,278
Equity in earnings of subsidiaries	242,830	85,185	72,141	(400,156)	-
Net income (loss)	$223,278	$72,141	$328,015	$(400,156)	$223,278

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$566,496	$-	$566,496
Net investment income (expense)	10	(24)	99,961	-	99,947
Net realized gains on investments	-	-	88,754	-	88,754
Net impairment losses on investments	-	-	(3,031)	-	(3,031)
Other income (expense)	5,481	3	(5,723)	-	(239)
Total revenue	5,491	(21)	746,457	-	751,927

Expenses:
Net losses and loss adjustment expenses	-	-	183,660	-	183,660
Net acquisition expenses	-	-	115,437	-	115,437
Operating expenses	24,733	233	55,487	-	80,453
Net foreign currency exchange losses (gains)	-	-	1,055	-	1,055
Net changes in fair value of derivatives	-	-	-	-	-
Interest expense	-	19,098	-	-	19,098
Total expenses	24,733	19,331	355,639	-	399,703
Income (loss) before income taxes	(19,242)	(19,352)	390,818	-	352,224
Income tax expense (benefit)	-	(6,477)	31,473	-	24,996
Income (loss) before equity in earnings of subsidiaries	(19,242)	(12,875)	359,345	-	327,228
Equity in earnings of subsidiaries	346,470	68,165	55,290	(469,925)	-
Net income (loss)	$327,228	$55,290	$414,635	$(469,925)	$327,228

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$689,452	$-	$689,452
Net investment income (expense)	5	25	125,886	(53)	125,863
Net realized gains on investments	-	-	3,934	-	3,934
Net impairment losses on investments	-	-	(22,370)	-	(22,370)
Other income (expense)	(573)	121	1,097	-	645
Total revenue	(568)	146	797,999	(53)	797,524

Expenses:
Net losses and loss adjustment expenses	-	-	805,437	-	805,437
Net acquisition expenses	-	-	133,177	-	133,177
Operating expenses	15,813	341	47,025	-	63,179
Net foreign currency exchange losses (gains)	1	-	(474)	-	(473)
Net changes in fair value of derivatives	-	-	4,329	-	4,329
Interest expense	53	19,072	-	(53)	19,072
Total expenses	15,867	19,413	989,494	(53)	1,024,721
Income (loss) before income taxes	(16,435)	(19,267)	(191,495)	-	(227,197)
Income tax expense (benefit)	(600)	(6,531)	3,998	-	(3,133)
Income (loss) before equity in earnings of subsidiaries	(15,835)	(12,736)	(195,493)	-	(224,064)
Equity in earnings of subsidiaries	(208,229)	22,918	10,182	175,129	-
Net income (loss)	$(224,064)	$10,182	$(185,311)	$175,129	$(224,064)

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income (loss)	$223,278	$72,141	$328,015	$(400,156)	$223,278
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	(631)	-	(631)
Change in net unrealized gains and losses on all other securities	-	(2)	(76,150)	-	(76,152)
Total change in net unrealized gains and losses	-	(2)	(76,781)	-	(76,783)

Reclassifications to net income (loss) on available-for-sale securities:
Net realized gains on investments	-	-	(27,243)	-	(27,243)
Net impairment losses on investments	-	-	2,033	-	2,033
Total reclassifications to net income (loss)	-	-	(25,210)	-	(25,210)

Other comprehensive income (loss) before income taxes	-	(2)	(101,991)	-	(101,993)
Income tax benefit (expense)	-	-	12,387	-	12,387
Other comprehensive income (loss)	-	(2)	(89,604)	-	(89,606)
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(89,606)	(23,002)	(23,004)	135,612	-
Comprehensive income (loss)	$133,672	$49,137	$215,407	$(264,544)	$133,672

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income (loss)	$327,228	$55,290	$414,635	$(469,925)	$327,228
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	211	-	211
Change in net unrealized gains and losses on all other securities	-	(6)	77,658	-	77,652
Total change in net unrealized gains and losses	-	(6)	77,869	-	77,863

Reclassifications to net income (loss) on available-for-sale securities:
Net realized gains on investments	-	-	(89,780)	-	(89,780)
Net impairment losses on investments	-	-	3,031	-	3,031
Total reclassifications to net income (loss)	-	-	(86,749)	-	(86,749)

Other comprehensive income (loss) before income taxes	-	(6)	(8,880)	-	(8,886)
Income tax benefit (expense)	-	2	(61)	-	(59)
Other comprehensive income (loss)	-	(4)	(8,941)	-	(8,945)
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(8,945)	113	109	8,723	-
Comprehensive income (loss)	$318,283	$55,399	$405,803	$(461,202)	$318,283

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Year Ended December 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income (loss)	$(224,064)	$10,182	$(185,311)	$175,129	$(224,064)
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	(8,895)	-	(8,895)
Change in net unrealized gains and losses on all other securities	-	(4)	179,920	-	179,916
Total change in net unrealized gains and losses	-	(4)	171,025	-	171,021

Reclassifications to net income (loss) on available-for-sale securities:
Net realized gains on investments	-	-	(854)	-	(854)
Net impairment losses on investments	-	-	22,370	-	22,370
Total reclassifications to net income (loss)	-	-	21,516	-	21,516

Other comprehensive income (loss) before income taxes	-	(4)	192,541	-	192,537
Income tax benefit (expense)	-	1	(21,415)	-	(21,414)
Other comprehensive income (loss)	-	(3)	171,126	-	171,123
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	171,123	39,771	39,768	(250,662)	-
Comprehensive income (loss)	$(52,941)	$49,950	$25,583	$(75,533)	$(52,941)

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(9,510)	$(11,368)	$(34,001)	$(1,683)	$(56,562)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	-	-	203,571	-	203,571
Short-term investments	-	-	11,857	-	11,857
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	64	202,072	-	202,136
Short-term investments	-	-	259,076	-	259,076
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(406,078)	-	(406,078)
Short-term investments	-	-	(165,136)	-	(165,136)
Dividends from subsidiaries	318,300	90,000	-	(408,300)	-
Acquisitions of furniture, equipment and other assets	(957)	-	(5,933)	-	(6,890)
Net cash provided by (used in) investing activities	317,343	90,064	99,429	(408,300)	98,536

Financing Activities:
Dividends paid to common shareholders	(9,434)	-	(408,300)	408,300	(9,434)
Repurchase of common shares	(303,294)	-	-	-	(303,294)
Proceeds from share-based compensation, including income tax benefits	22,693	-	-	1,683	24,376
Net cash provided by (used in) financing activities	(290,035)	-	(408,300)	409,983	(288,352)

Effect of foreign currency exchange rate changes on cash and cash equivalents	-	-	(9,599)	-	(9,599)
Net increase (decrease) in cash and cash equivalents	17,798	78,696	(352,471)	-	(255,977)
Cash and cash equivalents at beginning of year	70,604	152,122	1,497,669	-	1,720,395
Cash and cash equivalents at end of year	$88,402	$230,818	$1,145,198	$-	$1,464,418

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(10,275)	$(9,123)	$(145,939)	$-	$(165,337)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	-	-	747,755	-	747,755
Short-term investments	-	-	49,447	-	49,447
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	85	280,037	-	280,122
Short-term investments	-	-	707,756	-	707,756
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(233,923)	-	(233,923)
Short-term investments	-	-	(331,757)	-	(331,757)
Dividends from subsidiaries	155,000	52,900	-	(207,900)	-
Net cash provided by (used in) investing activities	155,000	52,985	1,219,315	(207,900)	1,219,400

Financing Activities:
Dividends paid to common shareholders	(10,747)	-	(207,900)	207,900	(10,747)
Repurchase of common shares	(115,702)	-	-	-	(115,702)
Proceeds from share-based compensation, including income tax benefits	4,537	-	-	-	4,537
Net cash provided by (used in) financing activities	(121,912)	-	(207,900)	207,900	(121,912)

Effect of foreign currency exchange rate changes on cash and cash equivalents	-	-	(4,266)	-	(4,266)
Net increase (decrease) in cash and cash equivalents	22,813	43,862	861,210	-	927,885
Cash and cash equivalents at beginning of year	47,791	108,260	636,459	-	792,510
Cash and cash equivalents at end of year	$70,604	$152,122	$1,497,669	$-	$1,720,395

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(4,151)	$(16,200)	$(13,355)	$-	$(33,706)

Investing Activities:
Proceeds from the sales of:
Fixed maturity available-for-sale securities	-	-	466,759	-	466,759
Fixed maturity trading securities	-	-	20,413	-	20,413
Short-term investments	-	-	52,695	-	52,695
Investment-related derivatives	-	-	7,778	-	7,778
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	113	125,682	-	125,795
Fixed maturity trading securities	-	-	5,000	-	5,000
Short-term investments	-	-	583,999	-	583,999
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(223,675)	-	(223,675)
Short-term investments	-	-	(1,053,552)	-	(1,053,552)
Investment-related derivatives	-	-	(9,423)	-	(9,423)
Dividends from subsidiaries	355,000	45,000	-	(400,000)	-
Investment in subsidiary	(120,000)	(3,000)	-	123,000	-
Inter-company loans	-	75,000	100,000	(175,000)	-
Net cash provided by (used in) investing activities	235,000	117,113	75,676	(452,000)	(24,211)

Financing Activities:
Dividends paid to common shareholders	(11,744)	-	(400,000)	400,000	(11,744)
Repurchase of common shares	(94,695)	-	-	-	(94,695)
Purchase of common share options	(47,900)	-	-	-	(47,900)
Proceeds from share-based compensation, including income tax benefits	1,246	-	-	-	1,246
Capital contribution from parent	-	-	123,000	(123,000)	-
Inter-company loans	(75,000)	-	(100,000)	175,000	-
Net cash provided by (used in) financing activities	(228,093)	-	(377,000)	452,000	(153,093)

Effect of foreign currency exchange rate changes on cash and cash equivalents	-	-	15,643	-	15,643
Net increase (decrease) in cash and cash equivalents	2,756	100,913	(299,036)	-	(195,367)
Cash and cash equivalents at beginning of year	45,035	7,347	935,495	-	987,877
Cash and cash equivalents at end of year	$47,791	$108,260	$636,459	$-	$792,510

Platinum Underwriters Holdings, Ltd. and Subsidiaries

Schedules other than those listed above are omitted for the reason that they are not applicable or the information is provided elsewhere in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Platinum Underwriters Holdings, Ltd.:

Under date of February 13, 2014, we reported on the consolidated balance sheets of Platinum Underwriters Holdings, Ltd. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013, as contained in the annual report on Form 10-K for the year 2013.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index.  These financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Audit Limited

Hamilton, Bermuda
February 13, 2014

SCHEDULE I
Platinum Underwriters Holdings, Ltd. and Subsidiaries
Summary of Investments - Other Than Investments in Related Parties
As of December 31, 2013
($ in thousands)

	Cost*	Fair Value	Amount at which shown in Balance Sheet
Fixed maturity securities:
Bonds:
U.S. Government and government agencies and authorities	$56,408	$55,887	$55,887
States, municipalities and political subdivisions	1,193,316	1,240,572	1,240,572
Non-U.S. governments	137,932	143,909	143,909
Non-U.S. corporate	49,521	50,807	50,807
Public utilities	81,071	82,387	82,387
All other corporate	379,599	387,703	387,703
Total fixed maturity securities	1,897,847	1,961,265	1,961,265
Short-term investments	66,679	66,679	66,679
Total investments	$1,964,526	$2,027,944	$2,027,944

* Original cost of fixed maturities reduced by repayments and adjusted for amortization of premiums and discounts.

See accompanying report of the independent registered public accounting firm.

SCHEDULE II
Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Balance Sheets
December 31, 2013 and 2012
($ in thousands, except share data)

	2013	2012
ASSETS
Investment in subsidiaries	$1,658,425	$1,821,818
Cash and cash equivalents	88,402	70,604
Other assets	11,874	8,997
Total assets	$1,758,701	$1,901,419

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Other liabilities	$11,994	$6,885
Total liabilities	$11,994	$6,885
Shareholders' equity
Common shares, $0.01 par value, 200,000,000 shares authorized	$281	$327
28,142,977 and 32,722,144 shares issued and outstanding, respectively
Additional paid-in capital	10,711	209,897
Accumulated other comprehensive income	48,084	137,690
Retained earnings	1,687,631	1,546,620
Total shareholders' equity	$1,746,707	$1,894,534
Total liabilities and shareholders' equity	$1,758,701	$1,901,419

See accompanying report of the independent registered public accounting firm.

SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Operations
For the years ended December 31, 2013, 2012 and 2011
($ in thousands)

	2013	2012	2011
Revenue:
Net investment income	$24	$10	$5
Other income (expense)	6,737	5,481	(573)
Total revenue	6,761	5,491	(568)

Expenses:
Operating expenses	26,313	24,733	15,813
Net foreign currency exchange losses	-	-	1
Interest expense on inter-company loans	-	-	53
Total expenses	26,313	24,733	15,867

Income (loss) before income taxes	(19,552)	(19,242)	(16,435)
Income tax expense (benefit)	-	-	(600)
Income (loss) before equity in earnings of subsidiaries	(19,552)	(19,242)	(15,835)
Equity in earnings of subsidiaries	242,830	346,470	(208,229)
Net income (loss)	$223,278	$327,228	$(224,064)

See accompanying report of the independent registered public accounting firm.

SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Comprehensive Income (Loss)
For the years ended December 31, 2013, 2012 and 2011
($ in thousands)

	2013	2012	2011
Net income (loss)	$223,278	$327,228	$(224,064)

Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(89,606)	(8,945)	171,123

Comprehensive income (loss)	$133,672	$318,283	$(52,941)

See accompanying report of the independent registered public accounting firm.

SCHEDULE II, continued
Platinum Underwriters Holdings, Ltd.
(Parent Company)
Condensed Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011
($ in thousands)

	2013	2012	2011
Net cash provided by (used in) operating activities	$(9,510)	$(10,275)	$(4,151)

Investing Activities:
Dividends from subsidiaries	318,300	155,000	355,000
Investment in subsidiary	-	-	(120,000)
Acquisitions of furniture, equipment and other assets	(957)	-	-
Net cash provided by (used in) investing activities	317,343	155,000	235,000

Financing Activities:
Dividends paid to common shareholders	(9,434)	(10,747)	(11,744)
Repurchase of common shares	(303,294)	(115,702)	(94,695)
Purchase of common share options	-	-	(47,900)
Proceeds from share-based compensation	22,693	4,537	1,246
Inter-company loans	-	-	(75,000)
Net cash provided by (used in) financing activities	(290,035)	(121,912)	(228,093)

Net increase (decrease) in cash and cash equivalents	17,798	22,813	2,756
Cash and cash equivalents at beginning of year	70,604	47,791	45,035
Cash and cash equivalents at end of year	$88,402	$70,604	$47,791

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$-	$-	$(600)
Interest paid	$-	$-	$131

See accompanying report of the independent registered public accounting firm.

SCHEDULE III
Platinum Underwriters Holdings, Ltd.
Supplementary Insurance Information
 ($ in thousands)

Period	Deferred Policy Acquisition Costs	Net Unpaid Losses and Loss Adjustment Expenses	Net Unearned Premiums	Net Earned Premiums	Net Investment Income (1)	Net Losses and Loss Adjustment Expenses Incurred	Amortization of Deferred Policy Acquisition Costs (2)	Other Operating Expenses (3)	Net Written Premiums
Year ended December 31, 2013:
Property and Marine	$6,111	$357,973	$23,553	$222,010		$34,421	$38,342	$30,898	$229,507
Casualty	21,817	1,243,961	85,377	297,888		115,888	71,648	23,149	295,668
Finite Risk	3,175	68,237	16,338	33,515		17,137	13,777	1,439	41,946
Total	$31,103	$1,670,171	$125,268	$553,413	$72,046	$167,446	$123,767	$55,486	$567,121

Year ended December 31, 2012:
Property and Marine	$4,216	$557,481	$16,222	$253,604		$132,580	$34,342	$31,140	$256,182
Casualty	22,275	1,336,251	87,171	294,122		43,763	68,987	22,937	287,112
Finite Risk	1,621	63,953	7,906	18,770		7,317	12,108	1,105	21,706
Total	$28,112	$1,957,685	$111,299	$566,496	$99,947	$183,660	$115,437	$55,182	$565,000

Year ended December 31, 2011:
Property and Marine	$4,772	$806,066	$13,895	$356,976		$628,062	$49,348	$27,622	$344,682
Casualty	22,915	1,512,727	93,938	318,734		178,650	72,738	19,002	296,989
Finite Risk	1,092	66,866	4,971	13,742		(1,275)	11,091	940	9,843
Total	$28,779	$2,385,659	$112,804	$689,452	$125,863	$805,437	$133,177	$47,564	$651,514

(1)	The Company does not manage its investments by segment and, accordingly, net investment income is not allocated to each segment.
(2)
Amounts represent the net acquisition expenses in the accompanying Consolidated Statements of Operations and include total deferred acquisition costs amortized of $92.0 million, $86.8 million and $101.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)	Amounts exclude corporate expenses not allocated to segments of $27.2 million, $25.3 million, and $15.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

See accompanying report of the independent registered public accounting firm.

SCHEDULE IV
Platinum Underwriters Holdings, Ltd.
Reinsurance
 ($ in thousands)

Description	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Premiums written:
Year ended December 31, 2013:
Property and Marine	$-	$10,942	$240,449	$229,507	104.8%
Casualty	-	1,698	297,366	295,668	100.6%
Finite Risk	-	-	41,946	41,946	100.0%
Total	$-	$12,640	$579,761	$567,121	102.2%
Year ended December 31, 2012:
Property and Marine	$-	$4,636	$260,818	$256,182	101.8%
Casualty	-	88	287,200	287,112	100.0%
Finite Risk	-	-	21,706	21,706	100.0%
Total	$-	$4,724	$569,724	$565,000	100.8%
Year ended December 31, 2011:
Property and Marine	$-	$35,782	$380,464	$344,682	110.4%
Casualty	-	-	296,989	296,989	100.0%
Finite Risk	-	-	9,843	9,843	100.0%
Total	$-	$35,782	$687,296	$651,514	105.5%

See accompanying report of the independent registered public accounting firm.