Form 10-Q
period 2014-03-31
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2014-04-24
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The registrant had 26,933,459 common shares, par value $0.01 per share, outstanding as of April 17, 2014.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
March 31, 2014 and December 31, 2013
($ in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value	$1,883,192	$1,857,870
(amortized cost - $1,795,758 and $1,799,888, respectively)
Fixed maturity trading securities at fair value	103,128	103,395
(amortized cost - $98,208 and $97,959, respectively)
Short-term investments	53,469	66,679
Total investments	2,039,789	2,027,944
Cash and cash equivalents	1,412,970	1,464,418
Accrued investment income	22,112	20,026
Reinsurance premiums receivable	142,643	138,454
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,311	1,057
Prepaid reinsurance premiums	1,376	1,032
Funds held by ceding companies	117,428	119,241
Deferred acquisition costs	33,213	31,103
Reinsurance deposit assets	81,004	79,303
Deferred tax assets	20,649	25,141
Other assets	12,856	16,166
Total assets	$3,885,351	$3,923,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$1,604,762	$1,671,365
Unearned premiums	136,272	126,300
Debt obligations	250,000	250,000
Commissions payable	79,748	78,791
Other liabilities	54,626	50,722
Total liabilities	$2,125,408	$2,177,178

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized,	$269	$281
26,933,459 and 28,142,977 shares issued and outstanding, respectively
Additional paid-in capital	-	10,711
Accumulated other comprehensive income	74,559	48,084
Retained earnings	1,685,115	1,687,631
Total shareholders’ equity	$1,759,943	$1,746,707

Total liabilities and shareholders’ equity	$3,885,351	$3,923,885

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013
($ in thousands, except per share data)

	2014	2013
Revenue:
Net premiums earned	$126,273	$126,853
Net investment income	17,692	18,544
Net realized gains (losses) on investments	(515)	13,318
Total other-than-temporary impairments	34	(414)
Portion of impairment losses recognized in other comprehensive income	(122)	(7)
Net impairment losses on investments	(88)	(421)
Other income	1,517	1,392
Total revenue	144,879	159,686

Expenses:
Net losses and loss adjustment expenses	26,509	13,998
Net acquisition expenses	27,501	30,219
Operating expenses	18,283	19,305
Net foreign currency exchange losses (gains)	(187)	(220)
Interest expense	4,786	4,779
Total expenses	76,892	68,081

Income before income taxes	67,987	91,605
Income tax expense	4,252	5,089
Net income	$63,735	$86,516

Earnings per common share:
Basic earnings per common share	$2.30	$2.67
Diluted earnings per common share	$2.27	$2.63

Shareholder dividends:
Common shareholder dividends declared	$2,209	$2,584
Dividends declared per common share	$0.08	$0.08

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013
($ in thousands)

	2014	2013
Net income	$63,735	$86,516

Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	34	(414)
Change in net unrealized gains and losses on all other securities	29,330	5,810
Total change in net unrealized gains and losses	29,364	5,396

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	(14,275)
Net impairment losses on investments	88	421
Total reclassifications to net income	88	(13,854)

Other comprehensive income (loss) before income taxes	29,452	(8,458)
Income tax expense (benefit)	(2,977)	1,871
Other comprehensive income (loss)	26,475	(6,587)
Comprehensive income	$90,210	$79,929

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013
($ in thousands)

	2014	2013
Common shares:
Balances at beginning of period	$281	$327
Issuance of common shares	1	4
Repurchase of common shares	(13)	(13)
Balances at end of period	269	318

Additional paid-in capital:
Balances at beginning of period	10,711	209,897
Issuance of common shares	(1,222)	6,863
Amortization of share-based compensation	2,210	2,234
Repurchase of common shares	(11,699)	(68,301)
Balances at end of period	-	150,693

Accumulated other comprehensive income:
Balances at beginning of period	48,084	137,690
Other comprehensive income (loss)	26,475	(6,587)
Balances at end of period	74,559	131,103

Retained earnings:
Balances at beginning of period	1,687,631	1,546,620
Net income	63,735	86,516
Repurchase of common shares	(64,042)	-
Common share dividends	(2,209)	(2,584)
Balances at end of period	1,685,115	1,630,552
Total shareholders' equity	$1,759,943	$1,912,666

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013
($ in thousands)

	2014	2013
Operating Activities:
Net income	$63,735	$86,516
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments	515	(13,318)
Net impairment losses on investments	88	421
Net foreign currency exchange losses (gains)	(187)	(220)
Amortization of share-based compensation	3,052	3,313
Other amortization and depreciation	2,603	2,652
Deferred income tax expense	1,514	3,082
Changes in:
Accrued investment income	(2,094)	(2,016)
Reinsurance premiums receivable	(4,171)	3,063
Funds held by ceding companies	1,696	(2,165)
Deferred acquisition costs	(2,094)	(756)
Reinsurance deposit assets	(1,702)	(1,395)
Net unpaid and paid losses and loss adjustment expenses	(71,413)	(89,507)
Net unearned premiums	9,504	7,912
Commissions payable	928	3,015
Other operating assets and liabilities	4,292	(13,155)
Net cash provided by (used in) operating activities	6,266	(12,558)

Investing Activities:
Proceeds from sales of:
Fixed maturity available-for-sale securities	-	107,492
Short-term investments	6,613	5,052
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	38,025	49,728
Short-term investments	61,974	78,368
Acquisitions of:
Fixed maturity available-for-sale securities	(36,000)	(79,870)
Short-term investments	(52,392)	(14,036)
Net cash provided by (used in) investing activities	18,220	146,734

Financing Activities:
Dividends paid to common shareholders	(2,209)	(2,584)
Repurchase of common shares	(75,754)	(68,314)
Proceeds from share-based compensation, including income tax benefits	246	7,384
Net cash provided by (used in) financing activities	(77,717)	(63,514)

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,783	(4,811)
Net increase (decrease) in cash and cash equivalents	(51,448)	65,851
Cash and cash equivalents at beginning of period	1,464,418	1,720,395
Cash and cash equivalents at end of period	$1,412,970	$1,786,246

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$189	$3,053
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

1.           Basis of Presentation and Significant Accounting Policies

Basis of Presentation and Consolidation

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a holding company domiciled in Bermuda.  Through our reinsurance subsidiaries, we provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance brokers, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

Platinum Holdings and its consolidated subsidiaries (collectively, the “Company”) include Platinum Holdings, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Regency Holdings (“Platinum Regency”), Platinum Underwriters Finance, Inc. (“Platinum Finance”) and Platinum Administrative Services, Inc.  The terms “we”, “us”, and “our” refer to the Company, unless the context otherwise indicates.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements as of  March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited and include all adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
For the Three Months Ended March 31, 2014 and 2013

2.           Investments

Fixed Maturity Available-for-sale Securities

Our fixed maturity available-for-sale securities are U.S. dollar denominated securities. The following table sets forth our fixed maturity available-for-sale securities as of March 31, 2014 and December 31, 2013 ($ in thousands):

		Included in Accumulated Other Comprehensive Income
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI(1)
March 31, 2014:
U.S. Government	$4,544	$180	$-	$4,724	$-
U.S. Government agencies	81,407	697	195	81,909	-
Municipal bonds	1,204,247	73,806	2,468	1,275,585	-
Non-U.S. governments	39,975	526	-	40,501	-
Corporate bonds	220,731	9,217	1,534	228,414	-
Commercial mortgage-backed securities	66,561	4,736	143	71,154	-
Residential mortgage-backed securities	162,107	1,573	939	162,741	294
Asset-backed securities	16,186	2,529	551	18,164	326
Total fixed maturity available-for-sale securities	$1,795,758	$93,264	$5,830	$1,883,192	$620

December 31, 2013:
U.S. Government	$4,561	$204	$-	$4,765	$-
U.S. Government agencies	51,847	-	725	51,122	-
Municipal bonds	1,220,869	54,333	5,955	1,269,247	-
Non-U.S. governments	39,973	541	-	40,514	-
Corporate bonds	224,095	6,704	3,564	227,235	-
Commercial mortgage-backed securities	72,641	4,982	132	77,491	-
Residential mortgage-backed securities	169,699	1,335	1,069	169,965	331
Asset-backed securities	16,203	1,657	329	17,531	305
Total fixed maturity available-for-sale securities	$1,799,888	$69,756	$11,774	$1,857,870	$636

(1)
The non-credit portion of other than temporary impairments ("OTTI") represents the amount of unrealized losses on impaired securities that were not recorded in the consolidated statements of operations as of the reporting date. These unrealized losses are included in gross unrealized losses as of March 31, 2014 and December 31, 2013.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

Fixed Maturity Trading Securities

Our fixed maturity trading securities are non-U.S. dollar denominated securities that, along with our non-U.S. dollar short-term trading investments and non-U.S. dollar cash and cash equivalents, are generally held for the purposes of hedging our net non-U.S. dollar denominated reinsurance liabilities.

The following table sets forth the fair value of our fixed maturity trading securities as of March 31, 2014 and December 31, 2013 ($ in thousands):

	March 31, 2014	December 31, 2013
Non-U.S. governments	$103,128	$103,395
Total fixed maturity trading securities	$103,128	$103,395

Maturities

The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of March 31, 2014 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$57,769	$58,736
Due from one to five years	475,798	496,460
Due from five to ten years	705,795	736,126
Due in ten or more years	409,750	442,939
Mortgage-backed and asset-backed securities	244,854	252,059
Total	$1,893,966	$1,986,320

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.

Short-term Investments

We account for short-term investments as trading in accordance with the fair value option and include them in investing activities on the statements of cash flows.  The following table sets forth the fair value of our short-term investments as of March 31, 2014 and December 31, 2013 ($ in thousands):

	March 31, 2014	December 31, 2013
Non-U.S. governments	$53,469	$66,679
Total short-term investments	$53,469	$66,679

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

Other-Than-Temporary Impairments

We analyze the creditworthiness of our available-for-sale securities by reviewing various performance metrics of the issuer.  We determined that none of our government bonds, government agencies, municipal bonds, corporate bonds or commercial mortgage-backed securities (“CMBS”) were other-than-temporarily impaired for the three months ended March 31, 2014 and 2013.

The following table sets forth the net impairment losses on investments for the three months ended March 31, 2014 and 2013 ($ in thousands):

	2014	2013
Non-agency residential mortgage-backed securities	$88	$336
Sub-prime asset-backed securities	-	85
Net impairment losses on investments	$88	$421

Residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We determined that none of our U.S. Government agency RMBS were other-than-temporarily impaired for the three months ended March 31, 2014 and 2013.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of March 31, 2014, the single largest unrealized loss within our RMBS portfolio was $0.4 million related to a non-agency RMBS security with an amortized cost of $4.1 million.  As of March 31, 2014, the single largest unrealized loss within our sub-prime ABS portfolio was $0.3 million related to a security with an amortized cost of $0.6 million.

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the three months ended March 31, 2014 and 2013 ($ in thousands):

	2014	2013
Balance, beginning of period	$31,603	$40,219
Credit losses on securities previously impaired	88	421
Reduction for paydowns and securities sold	(1,039)	(3,934)
Reduction for increases in cash flows expected to be collected	(237)	(144)
Balance, end of period	$30,415	$36,562

For the period ended March 31, 2014, total cumulative credit losses decreased primarily due to principal paydowns.  As of March 31, 2014, total cumulative credit losses were related to CMBS, non-agency RMBS and sub-prime ABS. The cumulative credit losses we recorded on CMBS of $0.4 million were on one security issued in 2007.  As of March 31, 2014, 2.2% of the mortgages backing this security were 90 days or more past due and 2.7% of the mortgages had incurred cumulative losses.  The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $30.0 million were on sixteen securities issued from 2004 to 2007.  As of March 31, 2014, 15.9% of the mortgages backing these securities were 90 days or more past due and 8.6% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining average credit support of 2.9%.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

Gross Unrealized Losses

The following table sets forth our gross unrealized losses on securities classified as fixed maturity available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013 ($ in thousands):

	March 31, 2014		December 31, 2013
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
U.S. Government agencies	$29,629	$195	$41,122	$725
Municipal bonds	109,260	2,408	247,873	5,955
Corporate bonds	34,870	873	90,789	3,486
Commercial mortgage-backed securities	-	-	2,938	1
Residential mortgage-backed securities	65,345	86	35,910	172
Asset-backed securities	13,770	230	13,576	24
Total	$252,874	$3,792	$432,208	$10,363

Twelve months or more:
U.S. Government agencies	$-	$-	$-	$-
Municipal bonds	1,713	60	-	-
Corporate bonds	7,293	661	920	78
Commercial mortgage-backed securities	4,610	143	4,624	131
Residential mortgage-backed securities	9,680	853	10,587	897
Asset-backed securities	264	321	699	305
Total	$23,560	$2,038	$16,830	$1,411

Total unrealized losses:
U.S. Government agencies	$29,629	$195	$41,122	$725
Municipal bonds	110,973	2,468	247,873	5,955
Corporate bonds	42,163	1,534	91,709	3,564
Commercial mortgage-backed securities	4,610	143	7,562	132
Residential mortgage-backed securities	75,025	939	46,497	1,069
Asset-backed securities	14,034	551	14,275	329
Total	$276,434	$5,830	$449,038	$11,774

We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio of $5.8 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

Net Investment Income

The following table sets forth our net investment income for the three months ended March 31, 2014 and 2013 ($ in thousands):

	2014	2013
Fixed maturity securities	$17,002	$17,743
Short-term investments and cash and cash equivalents	731	1,048
Funds held by ceding companies	904	842
Subtotal	18,637	19,633
Investment expenses	(945)	(1,089)
Net investment income	$17,692	$18,544

Net Realized Gains (Losses) on Investments

The following table sets forth our net realized gains (losses) on investments for the three months ended March 31, 2014 and 2013 ($ in thousands):

	2014	2013
Gross realized gains on the sale of investments	$-	$14,276
Gross realized losses on the sale of investments	-	-
Net realized gains on the sale of investments	-	14,276
Fair value adjustments on trading securities	(515)	(958)
Net realized gains (losses) on investments	$(515)	$13,318

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
For the Three Months Ended March 31, 2014 and 2013

Level 1, 2 and 3 Financial Assets Carried at Fair Value

The fair values of our fixed maturity securities, short-term investments and cash and cash equivalents are based on prices primarily obtained from index providers, pricing vendors, or broker-dealers using observable inputs. The fair value measurements of all of our securities were based on unadjusted prices provided by third party pricing sources.  We validate the prices we obtain from third party pricing sources by performing price comparisons against multiple pricing sources, if available, periodically back-testing sales to the previously reported fair value, performing an in-depth review of specific securities when evaluating stale prices and large price movements, as well as performing other validation procedures. We also continuously monitor market data that relates to our investment portfolio and review pricing documentation that describes the methodologies used by various pricing sources. If we determine that a price appears unreasonable, we investigate and assess whether the price should be adjusted. The fair value measurements of our reinsurance deposit assets were based upon our internal valuation model, which utilizes certain characteristics of both the market and income valuation approaches. Our fixed maturity securities, short-term investments, cash and cash equivalents and reinsurance deposit assets are classified in the fair value hierarchy as follows:

U.S. Government

Level 1 - The fair values of U.S. Government securities were based on quoted prices in active markets for identical assets.

U.S. Government agencies

Level 2 - The fair values of U.S. Government agencies were based on observable inputs that may include the spread above the risk-free yield curve, reported trades and broker-dealer quotes.

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
For the Three Months Ended March 31, 2014 and 2013

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

Fair Value Levels

The following table presents the fair value hierarchy for those financial assets measured at fair value on a recurring basis by the Company as of March 31, 2014 and December 31, 2013 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
March 31, 2014:
Investments:
U.S. Government	$4,724	$4,724	$-	$-
U.S. Government agencies	81,909	-	81,909	-
Municipal bonds	1,275,585	-	1,275,585	-
Non-U.S. governments	143,629	54,845	88,784	-
Corporate bonds	228,414	-	228,414	-
Commercial mortgage-backed securities	71,154	-	69,339	1,815
Residential mortgage-backed securities	162,741	-	161,616	1,125
Asset-backed securities	18,164	-	17,900	264
Short-term investments	53,469	-	53,469	-
Total investments	2,039,789	59,569	1,977,016	3,204
Cash and cash equivalents	1,412,970	1,412,970	-	-
Reinsurance deposit assets	81,004	-	-	81,004
Total	$3,533,763	$1,472,539	$1,977,016	$84,208

December 31, 2013:
Investments:
U.S. Government	$4,765	$4,765	$-	$-
U.S. Government agencies	51,122	-	51,122	-
Municipal bonds	1,269,247	-	1,269,247	-
Non-U.S. governments	143,909	54,980	88,929	-
Corporate bonds	227,235	-	227,235	-
Commercial mortgage-backed securities	77,491	-	77,491	-
Residential mortgage-backed securities	169,965	-	169,372	593
Asset-backed securities	17,531	-	15,304	2,227
Short-term investments	66,679	8,933	57,746	-
Total investments	2,027,944	68,678	1,956,446	2,820
Cash and cash equivalents	1,464,418	1,464,418	-	-
Reinsurance deposit assets	79,303	-	-	79,303
Total	$3,571,665	$1,533,096	$1,956,446	$82,123

Cash and cash equivalents included demand deposits and time deposits totaling $188.7 million as of March 31, 2014 and totaling $120.7 million as of December 31, 2013.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2014 and 2013. Transfers of assets into or out of Level 3 are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. The transfers into and out of Level 3 were based on the level of evidence available to corroborate significant observable inputs with market observable information.

Changes in Level 3 Financial Assets

The following table reconciles the beginning and ending balance for our Level 3 financial assets measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three Months Ended March 31, 2014
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$-	$593	$2,227	$79,303	$82,123
Sales, maturities and paydowns	-	(638)	-	-	(638)
Total increase (decrease) in fair value included in net income	-	-	-	1,701	1,701
Total net unrealized gains (losses) included in other comprehensive income (loss)	-	377	1,047	-	1,424
Transfers into Level 3	1,815	793	-	-	2,608
Transfers out of Level 3	-	-	(3,010)	-	(3,010)
Balance, end of period	$1,815	$1,125	$264	$81,004	$84,208

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$1,701	$1,701

	Three Months Ended March 31, 2013
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$524	$5,374	$1,036	$50,693	$57,627
Sales, maturities and paydowns	-	(40)	-	-	(40)
Total increase (decrease) in fair value included in net income	-	-	-	1,395	1,395
Total net unrealized gains (losses) included in other comprehensive income (loss)	487	245	(67)	-	665
Transfers into Level 3	-	-	2,294	-	2,294
Transfers out of Level 3	(1,011)	(3,583)	-	-	(4,594)
Balance, end of period	$-	$1,996	$3,263	$52,088	$57,347

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$1,395	$1,395

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

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

The following table sets forth the weighted average of the significant unobservable quantitative information used for the fair value measurement of our reinsurance deposit assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Estimated contract period remaining	1,103 days	1,193 days
Credit spread above the risk-free rate	1.36%	1.58%
Net losses and LAE ceded inception-to-date	$-	$-

Other Financial Assets and Liabilities Not Carried at Fair Value

Accounting guidance requires note disclosure of the fair value of other financial assets and liabilities, not carried at fair value, excluding balances related to insurance contracts.

The debt obligations on our consolidated balance sheets were recorded at cost with a carrying value of $250.0 million as of March 31, 2014 and December 31, 2013, and had a fair value of $282.7 million and $271.5 million as of March 31, 2014 and December 31, 2013, respectively.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 2.

Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which approximates fair value, as of March 31, 2014 and December 31, 2013. The fair value measurements were based on observable inputs and therefore would be considered to be Level 1 or Level 2.

4.           Credit Facilities

Syndicated Credit Facility

As of March 31, 2014, we had a $300.0 million credit facility with various financial institutions (the “Syndicated Credit Facility”) available for revolving borrowings and letters of credit (“LOC”) for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of our reinsurance subsidiaries under the Syndicated Credit Facility.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

Other Letter of Credit Facilities

As of March 31, 2014, we had a LOC facility with a financial institution in the aggregate amount of $100.0 million available for the issuance of LOC to support reinsurance obligations of our reinsurance subsidiaries.

As of March 31, 2014, Platinum Bermuda had an uncommitted LOC facility of $125.0 million available for the issuance of LOC to support reinsurance obligations of Platinum Bermuda.  There was $8.1 million committed under this facility as of March 31, 2014.  Platinum Holdings has unconditionally guaranteed the obligations of Platinum Bermuda under this facility.

We had no revolving borrowings under the Syndicated Credit Facility during the three months ended March 31, 2014 and the year ended December 31, 2013.  The following table summarizes the outstanding LOC and the cash and cash equivalents held to collateralize LOC issued as of March 31, 2014 ($ in thousands):

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Syndicated Credit Facility:
Secured	$200,000	$78,373	$91,367
Unsecured	100,000	-	-
Total Syndicated Credit Facility	300,000	78,373	91,367
Other LOC Facilities	108,120	34,069	67,340
Total	$408,120	$112,442	$158,707

As of March 31, 2014, we were in compliance with all of the covenants under our credit facilities.

Our reinsurance subsidiaries had a total remaining uncommitted LOC capacity of $266.9 million available as of March 31, 2014.  The Company also has the ability to increase the Syndicated Credit Facility and other LOC facilities by up to $175.0 million subject to agreement with the lenders.

On April 9, 2014, we entered into an amended and restated Syndicated Credit Facility with various financial institutions.  The amended and restated Syndicated Credit Facility is a four-year, $300.0 million secured senior credit facility available for LOC, with a sublimit of $100.0 million for revolving borrowings.  LOC and borrowings under the amended and restated Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  The amended and restated Syndicated Credit Facility contains representations, warranties and covenants that are similar to the Syndicated Credit Facility in place at March 31, 2014.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of each party under the amended and restated Syndicated Credit Facility.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

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

The federal income tax returns of our U.S.-based subsidiaries that remain open to examination are for calendar years 2010 and later. The tax returns that remain open for our Ireland-based subsidiary, Platinum Regency, are for calendar years 2009 and later.

6.           Shareholders’ Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the consolidated balance sheets relates to unrealized gains and losses on available-for-sale securities, net of deferred taxes.

The following table reconciles the beginning and ending balances for accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three Months Ended March 31, 2014
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$57,982	$(9,898)	$48,084
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	34	-	34
Change in net unrealized gains and losses on all other securities	29,330	(2,977)	26,353
Total change in net unrealized gains and losses	29,364	(2,977)	26,387

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	-
Net impairment losses on investments	88	-	88
Total reclassifications to net income	88	-	88

Other comprehensive income (loss)	29,452	(2,977)	26,475
Balance, end of period	$87,434	$(12,875)	$74,559

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31, 2013
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$159,975	$(22,285)	$137,690
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(414)	11	(403)
Change in net unrealized gains and losses on all other securities	5,810	198	6,008
Total change in net unrealized gains and losses	5,396	209	5,605

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(14,275)	1,695	(12,580)
Net impairment losses on investments	421	(33)	388
Total reclassifications to net income	(13,854)	1,662	(12,192)

Other comprehensive income (loss)	(8,458)	1,871	(6,587)
Balance, end of period	$151,517	$(20,414)	$131,103

The following table sets forth the amounts reclassified out of accumulated other comprehensive income and the location of those amounts in the consolidated statements of operations for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
Net realized gains on investments	$-	$(14,275)
Net impairment losses on investments	88	421

Income tax expense	$-	$1,662

Share Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on April 22, 2014, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During the three months ended March 31, 2014, in accordance with the share repurchase program, we repurchased 1,298,004 of our common shares in the open market for an aggregate cost of $75.8 million at a weighted average cost including commissions of $58.36 per share.  The shares we repurchased were canceled.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

7.           Dividend Restrictions

Platinum Holdings and its subsidiaries are subject to certain legal and regulatory restrictions in their respective jurisdictions of domicile. The legal restrictions generally include the requirement to maintain positive net assets and to be able to pay liabilities as they become due. Regulatory restrictions on dividends are described below.

Dividend Restrictions on Platinum Holdings

Platinum Holdings receives dividends and other distributions from its subsidiaries as a source of liquidity and to fund the payment of dividends to its shareholders.  Distributions to Platinum Holdings from its subsidiaries may be restricted as described below.  There are no significant restrictions on retained earnings available for the payment of dividends by Platinum Holdings to its shareholders.

Dividend Restrictions on Subsidiaries

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of statutory capital and surplus that are available for the payment of dividends by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance.

The following table summarizes the dividend restrictions of our reinsurance subsidiaries ($ in thousands):

	2014	For the Three Months Ended March 31, 2014	March 31, 2014
	Dividend Capacity	Paid	Remaining
Platinum Bermuda	$264,320	$50,000	$214,320
Platinum US	25,572	-	25,572
Total	$289,892	$50,000	$239,892

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.

8.           Operating Segment Information

We have organized our worldwide reinsurance business into three operating segments: Property and Marine, Casualty and Finite Risk.  We believe that underwriting income or loss and ratios allow for a more complete understanding of the profitability of our reinsurance operations and operating segments.  These measures are considered to be non-GAAP.  These non-GAAP measures may be defined or calculated differently by other companies.  These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

Underwriting income or loss consists of net premiums earned less net losses and LAE and net underwriting expenses.  Net underwriting expenses include net acquisition expenses and operating costs related to underwriting.  Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, corporate expenses not allocated to underwriting segments, interest expense, net foreign currency exchange gains or losses and other income and expense.

Underwriting ratios are calculated for net losses and LAE, net acquisition expense and other underwriting expense.  The ratios are calculated by dividing the related expense by net premiums earned.  The combined ratio is the sum of the net losses and LAE, net acquisition expense and other underwriting expense ratios.

The following table summarizes underwriting income or loss and ratios for the three operating segments, together with a reconciliation of segment underwriting income (loss) to the U.S. GAAP measure of income before income taxes for the three months ended March 31, 2014 and 2013 ($ in thousands):

	Three Months Ended March 31, 2014
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$57,745	$71,674	$6,358	$135,777
Net premiums earned	53,192	65,717	7,364	126,273
Net losses and loss adjustment expenses	5,610	14,960	5,939	26,509
Net acquisition expenses	10,043	15,642	1,816	27,501
Other underwriting expenses	7,370	5,228	292	12,890
Segment underwriting income (loss)	$30,169	$29,887	$(683)	59,373

Net investment income				17,692
Net realized gains (losses) on investments				(515)
Net impairment losses on investments				(88)
Other income				1,517
Corporate expenses not allocated to segments				(5,393)
Net foreign currency exchange (losses) gains				187
Interest expense				(4,786)
Income before income taxes				$67,987

Underwriting ratios:
Net loss and loss adjustment expense	10.5%	22.8%	80.6%	21.0%
Net acquisition expense	18.9%	23.8%	24.7%	21.8%
Other underwriting expense	13.9%	8.0%	4.0%	10.2%
Combined	43.3%	54.6%	109.3%	53.0%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31, 2013
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$59,427	$70,844	$4,494	$134,765
Net premiums earned	51,852	70,795	4,206	126,853
Net losses and loss adjustment expenses	(14,205)	29,643	(1,440)	13,998
Net acquisition expenses	8,227	16,249	5,743	30,219
Other underwriting expenses	7,332	5,723	333	13,388
Segment underwriting income (loss)	$50,498	$19,180	$(430)	69,248

Net investment income				18,544
Net realized gains (losses) on investments				13,318
Net impairment losses on investments				(421)
Other income				1,392
Corporate expenses not allocated to segments				(5,917)
Net foreign currency exchange (losses) gains				220
Interest expense				(4,779)
Income before income taxes				$91,605

Underwriting ratios:
Net loss and loss adjustment expense	(27.4%)	41.9%	(34.2%)	11.0%
Net acquisition expense	15.9%	23.0%	136.5%	23.8%
Other underwriting expense	14.1%	8.1%	7.9%	10.6%
Combined	2.6%	73.0%	110.2%	45.4%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

9.           Earnings per Common Share

The following is a reconciliation of basic and diluted earnings per common share computations for the three months ended March 31, 2014 and 2013 ($ and amounts in thousands, except per share data):

	2014	2013
Earnings
Basic and Diluted
Net income attributable to common shareholders	$63,735	$86,516
Portion allocated to participating common shareholders (1)	-	(189)
Net income allocated to common shareholders	$63,735	$86,327

Common Shares
Basic
Weighted average common shares outstanding	27,765	32,373
Diluted
Weighted average common shares outstanding	27,765	32,373
Effect of dilutive securities:
Common share options	51	219
Restricted share units	293	246
Adjusted weighted average common shares outstanding	28,109	32,838

Earnings Per Common Share
Basic earnings per common share	$2.30	$2.67
Diluted earnings per common share	$2.27	$2.63

(1)
Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plan that are considered to be participating securities.  All outstanding restricted shares vested in July 2013.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

10.           Condensed Consolidating Financial Information

Platinum Holdings fully and unconditionally guarantees the $250.0 million of debt obligations issued by its 100%-owned subsidiary Platinum Finance.

The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 ($ in thousands):

Condensed Consolidating Balance Sheet
March 31, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$102	$2,039,687	$-	$2,039,789
Investment in subsidiaries	1,703,315	629,808	607,088	(2,940,211)	-
Cash and cash equivalents	54,758	230,532	1,127,680	-	1,412,970
Reinsurance assets	-	-	295,971	-	295,971
Inter-company receivables	9,596	-	500	(10,096)	-
Other assets	1,965	3,030	131,626	-	136,621
Total assets	$1,769,634	$863,472	$4,202,552	$(2,950,307)	$3,885,351
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$1,820,782	$-	$1,820,782
Debt obligations	-	250,000	-	-	250,000
Inter-company payables	-	39	10,057	(10,096)	-
Other liabilities	9,691	6,345	38,590	-	54,626
Total liabilities	$9,691	$256,384	$1,869,429	$(10,096)	$2,125,408

Shareholders’ Equity
Common shares	$269	$-	$8,000	$(8,000)	$269
Additional paid-in capital	-	215,666	2,024,904	(2,240,570)	-
Accumulated other comprehensive income	74,559	23,911	98,467	(122,378)	74,559
Retained earnings	1,685,115	367,511	201,752	(569,263)	1,685,115
Total shareholders’ equity	$1,759,943	$607,088	$2,333,123	$(2,940,211)	$1,759,943
Total liabilities and shareholders’ equity	$1,769,634	$863,472	$4,202,552	$(2,950,307)	$3,885,351

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

Condensed Consolidating Balance Sheet
December 31, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$114	$2,027,830	$-	$2,027,944
Investment in subsidiaries	1,658,425	610,679	591,175	(2,860,279)	-
Cash and cash equivalents	88,402	230,818	1,145,198	-	1,464,418
Reinsurance assets	-	-	290,887	-	290,887
Inter-company receivables	9,739	-	351	(10,090)	-
Other assets	2,135	1,290	137,211	-	140,636
Total assets	$1,758,701	$842,901	$4,192,652	$(2,870,369)	$3,923,885
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$1,876,456	$-	$1,876,456
Debt obligations	-	250,000	-	-	250,000
Inter-company payables	-	39	10,051	(10,090)	-
Other liabilities	11,994	1,687	37,041	-	50,722
Total liabilities	$11,994	$251,726	$1,923,548	$(10,090)	$2,177,178

Shareholders’ Equity
Common shares	$281	$-	$8,000	$(8,000)	$281
Additional paid-in capital	10,711	215,420	2,024,409	(2,239,829)	10,711
Accumulated other comprehensive income	48,084	18,382	66,463	(84,845)	48,084
Retained earnings	1,687,631	357,373	170,232	(527,605)	1,687,631
Total shareholders’ equity	$1,746,707	$591,175	$2,269,104	$(2,860,279)	$1,746,707
Total liabilities and shareholders’ equity	$1,758,701	$842,901	$4,192,652	$(2,870,369)	$3,923,885

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$126,273	$-	$126,273
Net investment income (expense)	10	(47)	17,729	-	17,692
Net realized gains (losses) on investments	-	-	(515)	-	(515)
Net impairment losses on investments	-	-	(88)	-	(88)
Other income (expense)	1,523	-	(6)	-	1,517
Total revenue	1,533	(47)	143,393	-	144,879

Expenses:
Net losses and loss adjustment expenses	-	-	26,509	-	26,509
Net acquisition expenses	-	-	27,501	-	27,501
Operating expenses	5,966	34	12,283	-	18,283
Net foreign currency exchange losses (gains)	-	-	(187)	-	(187)
Interest expense	-	4,786	-	-	4,786
Total expenses	5,966	4,820	66,106	-	76,892
Income (loss) before income taxes	(4,433)	(4,867)	77,287	-	67,987
Income tax expense (benefit)	-	(1,654)	5,906	-	4,252
Income (loss) before equity in earnings of subsidiaries	(4,433)	(3,213)	71,381	-	63,735
Equity in earnings of subsidiaries	68,168	13,352	10,139	(91,659)	-
Net income	$63,735	$10,139	$81,520	$(91,659)	$63,735

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$126,853	$-	$126,853
Net investment income (expense)	13	(22)	18,553	-	18,544
Net realized gains (losses) on investments	-	-	13,318	-	13,318
Net impairment losses on investments	-	-	(421)	-	(421)
Other income (expense)	4,129	4	(2,741)	-	1,392
Total revenue	4,142	(18)	155,562	-	159,686

Expenses:
Net losses and loss adjustment expenses	-	-	13,998	-	13,998
Net acquisition expenses	-	-	30,219	-	30,219
Operating expenses	5,626	34	13,645	-	19,305
Net foreign currency exchange losses (gains)	-	-	(220)	-	(220)
Interest expense	-	4,779	-	-	4,779
Total expenses	5,626	4,813	57,642	-	68,081
Income (loss) before income taxes	(1,484)	(4,831)	97,920	-	91,605
Income tax expense (benefit)	-	(1,588)	6,677	-	5,089
Income (loss) before equity in earnings of subsidiaries	(1,484)	(3,243)	91,243	-	86,516
Equity in earnings of subsidiaries	88,000	22,930	19,687	(130,617)	-
Net income	$86,516	$19,687	$110,930	$(130,617)	$86,516

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$63,735	$10,139	$81,520	$(91,659)	$63,735
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	34	-	34
Change in net unrealized gains and losses on all other securities	-	-	29,330	-	29,330
Total change in net unrealized gains and losses	-	-	29,364	-	29,364

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	-	-	-
Net impairment losses on investments	-	-	88	-	88
Total reclassifications to net income	-	-	88	-	88

Other comprehensive income (loss) before income taxes	-	-	29,452	-	29,452
Income tax benefit (expense)	-	-	(2,977)	-	(2,977)
Other comprehensive income (loss)	-	-	26,475	-	26,475
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	26,475	5,529	5,529	(37,533)	-
Comprehensive income	$90,210	$15,668	$113,524	$(129,192)	$90,210

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$86,516	$19,687	$110,930	$(130,617)	$86,516
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	(414)	-	(414)
Change in net unrealized gains and losses on all other securities	-	-	5,810	-	5,810
Total change in net unrealized gains and losses	-	-	5,396	-	5,396

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(14,275)	-	(14,275)
Net impairment losses on investments	-	-	421	-	421
Total reclassifications to net income	-	-	(13,854)	-	(13,854)

Other comprehensive income (loss) before income taxes	-	-	(8,458)	-	(8,458)
Income tax benefit (expense)	-	-	1,871	-	1,871
Other comprehensive income (loss)	-	-	(6,587)	-	(6,587)
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(6,587)	(3,474)	(3,474)	13,535	-
Comprehensive income	$79,929	$16,213	$100,869	$(117,082)	$79,929

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(5,681)	$(297)	$12,490	$(246)	$6,266

Investing Activities:
Proceeds from sales of:
Short-term investments	-	-	6,613	-	6,613
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	11	38,014	-	38,025
Short-term investments	-	-	61,974	-	61,974
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(36,000)	-	(36,000)
Short-term investments	-	-	(52,392)	-	(52,392)
Dividends from subsidiaries	50,000	-	-	(50,000)	-
Net cash provided by (used in) investing activities	50,000	11	18,209	(50,000)	18,220

Financing Activities:
Dividends paid to common shareholders	(2,209)	-	(50,000)	50,000	(2,209)
Repurchase of common shares	(75,754)	-	-	-	(75,754)
Proceeds from share-based compensation, including income tax benefits	-	-	-	246	246
Net cash provided by (used in) financing activities	(77,963)	-	(50,000)	50,246	(77,717)

Effect of foreign currency exchange rate changes on cash and cash equivalents	-	-	1,783	-	1,783
Net increase (decrease) in cash and cash equivalents	(33,644)	(286)	(17,518)	-	(51,448)
Cash and cash equivalents at beginning of period	88,402	230,818	1,145,198	-	1,464,418
Cash and cash equivalents at end of period	$54,758	$230,532	$1,127,680	$-	$1,412,970

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2014 and 2013

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(4,965)	$99	$(7,692)	$-	$(12,558)

Investing Activities:
Proceeds from sales of:
Fixed maturity available-for-sale securities	-	-	107,492	-	107,492
Short-term investments	-	-	5,052	-	5,052
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	20	49,708	-	49,728
Short-term investments	-	-	78,368	-	78,368
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(79,870)	-	(79,870)
Short-term investments	-	-	(14,036)	-	(14,036)
Dividends from subsidiaries	42,500	-	-	(42,500)	-
Net cash provided by (used in) investing activities	42,500	20	146,714	(42,500)	146,734

Financing Activities:
Dividends paid to common shareholders	(2,584)	-	(42,500)	42,500	(2,584)
Repurchase of common shares	(68,314)	-	-	-	(68,314)
Proceeds from share-based compensation, including income tax benefits	7,384	-	-	-	7,384
Net cash provided by (used in) financing activities	(63,514)	-	(42,500)	42,500	(63,514)

Effect of foreign currency exchange rate changes on cash and cash equivalents	-	-	(4,811)	-	(4,811)
Net increase (decrease) in cash and cash equivalents	(25,979)	119	91,711	-	65,851
Cash and cash equivalents at beginning of period	70,604	152,122	1,497,669	-	1,720,395
Cash and cash equivalents at end of period	$44,625	$152,241	$1,589,380	$-	$1,786,246

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended March 31, 2014 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see Item 1A, “Risk Factors”, in our 2013 Form 10-K and the “Note on Forward-Looking Statements” below.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Overview

Platinum Underwriters Holdings, Ltd. (“Platinum Holdings”) is a holding company domiciled in Bermuda.  Through our reinsurance subsidiaries we provide property and marine, casualty and finite risk reinsurance coverages, through reinsurance brokers, to a diverse clientele of insurers and select reinsurers on a worldwide basis.

Platinum Holdings and its consolidated subsidiaries (collectively, the “Company”) include Platinum Holdings, Platinum Underwriters Bermuda, Ltd. (“Platinum Bermuda”), Platinum Underwriters Reinsurance, Inc. (“Platinum US”), Platinum Regency Holdings (“Platinum Regency”), Platinum Underwriters Finance, Inc. (“Platinum Finance”) and Platinum Administrative Services, Inc.  The terms “we”, “us”, and “our” refer to the Company, unless the context otherwise indicates.

As of March 31, 2014, our capital resources of $2.0 billion consisted of $1.8 billion of common shareholders’ equity and $250.0 million of debt obligations.  Investable assets, consisting of investments, cash and cash equivalents, accrued investment income and net balances due to brokers, were $3.5 billion as of March 31, 2014.  Our net income was $63.7 million and $86.5 million for the three months ended March 31, 2014 and 2013, respectively.  Our net premiums written for the three months ended March 31, 2014 and 2013 were $135.8 million and $134.8 million, respectively.  Book value per share was $65.35 as of March 31, 2014, an increase of 5.3% from $62.07 as of December 31, 2013.

Current Outlook

We anticipate that the remainder of 2014 will be characterized by ample capacity for insurance and reinsurance risk making it difficult to find attractively priced business.

We generally expect property catastrophe reinsurance rates for peak zones and perils to remain acceptable for the balance of the year.  However, we anticipate risk adjusted rate reductions to continue, reflecting the recent influx of capacity into the marketplace.  We currently expect that the portfolio of business we write in our Property and Marine segment during 2014 will be similar to our current in-force book of business. We also expect that our Property and Marine segment will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

Competition remains strong for casualty business and many treaties do not meet our pricing standards.  We currently expect that abundant casualty insurance and reinsurance capacity may result in deterioration of risk adjusted rates.

Reflecting a continued lack of demand for finite risk covers, we expect to write a relatively small portfolio of business in our Finite Risk segment in 2014.

Absent major events in the insurance or capital markets, we expect continued downward pressure on overall reinsurance rate adequacy.  We will continue emphasizing profitability not market share while seeking to maintain a position in our larger markets by participating on the most attractive business.

For the past 11½ years our financial performance has been supported by investment returns from fixed income assets of high credit quality and moderate interest rate risk.  Over that same time frame, while we have maintained a low risk investment portfolio, the portfolios of other market participants have migrated toward a higher risk and higher expected return format.  Companies have made significant allocations to public and private equities and alternative strategies.  We have begun actively exploring a higher risk/higher expected return approach for our shareholders’ equity and may invest in riskier assets in the future.

Based on our current reserve position, net in-force portfolio, asset portfolio, and underwriting prospects for the balance of the year, we believe that we are strongly capitalized with a comfortable margin above the rating agency targets for a company with our ratings.  If the business performs as expected, we believe our capital cushion would grow over time.  Under those conditions, we anticipate having the financial flexibility to expand our underwriting, hold riskier assets and repurchase our common shares.  Our decision-making will be guided by the risk adjusted pricing prevailing in the reinsurance and financial markets at the time.

Critical Accounting Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that are inherently subjective in nature that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities.  Actual results may differ materially from these estimates.  The critical accounting estimates used in the preparation of our consolidated financial statements include premiums written and earned, unpaid losses and loss adjustment expenses (“LAE”), valuation of investments and income taxes.  In addition, estimates are used in our risk transfer analysis for assumed and ceded reinsurance transactions.  For a detailed discussion of our critical accounting estimates, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2013 Form 10-K.

Reconciliation of Non-GAAP Financial Measures

In presenting our results, management has included financial measures that are not calculated under standards or rules that comprise U.S. GAAP.  Such measures, including underwriting income or loss and related underwriting ratios, book value per common share and fully converted book value per common share, are referred to as non-GAAP measures.  These non-GAAP measures may be defined or calculated differently by other companies.  Management believes these measures allow for a more complete understanding of the underlying business.  These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP.  Reconciliations of such measures to the most comparable GAAP figures are included below or elsewhere within this Form 10-Q in accordance with Regulation G.

Underwriting Income (Loss) and Ratios

We believe that underwriting income or loss and ratios allow for a more complete understanding of the profitability of our reinsurance operations and operating segments.  Underwriting income or loss consists of net premiums earned less net losses and LAE and net underwriting expenses.  Net underwriting expenses include net acquisition expenses and operating costs related to underwriting.  Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, corporate expenses not allocated to underwriting operations, interest expense, net foreign currency exchange gains or losses and other income and expense.

Underwriting ratios are calculated for net losses and LAE, net acquisition expense and other underwriting expense.  The ratios are calculated by dividing the related expense by net earned premiums.  The combined ratio is the sum of the net losses and LAE, net acquisition expense and other underwriting expense ratios.

Segment underwriting income or loss is reconciled to the U.S. GAAP measure of income or loss before income taxes in Note 8 to the “Consolidated Financial Statements” in this Form 10-Q.

Book Value and Fully Converted Book Value per Common Share

The following summary sets forth the calculation of book value and fully converted book value per common share for the three months ended March 31, 2014 and December 31, 2013 ($ and amounts in thousands, except per share amounts):

	March 31,	December 31,
	2014	2013
Market price per share at period end	$60.10	$61.28

Shareholders' equity	$1,759,943	$1,746,707
Add: Proceeds from exercise of share options	4,994	4,994
Shareholders' equity - diluted	$1,764,937	$1,751,701

Basic common shares outstanding	26,933	28,143
Add: Common share options	148	148
Add: Restricted share units	553	598
Diluted common shares outstanding	27,634	28,889

Book value per common share
Book value per common share	$65.35	$62.07
Fully converted book value per common share	$63.87	$60.64

Results of Operations

Three Months Ended March 31, 2014 as Compared with the Three Months Ended March 31, 2013

In discussing our Results of Operations, we refer to financial measures such as net losses from major catastrophes and net favorable or unfavorable development.

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

Net income and diluted earnings per common share for the three months ended March 31, 2014 and 2013 were as follows ($ and amounts in thousands, except diluted earnings per common share):

	2014	2013
Underwriting income	$59,373	$69,248
Net investment income	17,692	18,544
Net realized gains (losses) on investments	(515)	13,318
Net impairment losses on investments	(88)	(421)
Other revenues (expenses)	(8,475)	(9,084)
Income before income taxes	67,987	91,605
Income tax expense	(4,252)	(5,089)
Net income	$63,735	$86,516
Weighted average shares outstanding - diluted	28,109	32,838
Diluted earnings per common share	$2.27	$2.63

The decrease in net income for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013 was primarily due to decreases in underwriting income and net realized gains on investments. The decrease in diluted earnings per common share was due to the decrease in net income, partially offset by a decrease in the diluted weighted average shares outstanding.  The decrease in the diluted weighted average shares outstanding related to share repurchases during the last twelve months.

Underwriting Results

Net underwriting income was $59.4 million and $69.2 million for the three months ended March 31, 2014 and 2013, respectively. The change in the net underwriting result was primarily due to a decrease in net favorable development.

Net favorable development was $47.0 million and $54.5 million for the three months ended March 31, 2014 and 2013, respectively.  There were no losses from current year major catastrophes for the three months ended March 31, 2014 and 2013.

The following discussion and analysis reviews our underwriting results by operating segment.

Property and Marine

The following table sets forth underwriting results, ratios and the period over period change for the Property and Marine segment for the three months ended March 31, 2014 and 2013 ($ in thousands):

	2014	2013	Increase (decrease)
Gross premiums written	$59,269	$59,477	$(208)
Ceded premiums written	1,524	50	1,474
Net premiums written	57,745	59,427	(1,682)
Net premiums earned	53,192	51,852	1,340
Net losses and LAE	5,610	(14,205)	19,815
Net acquisition expenses	10,043	8,227	1,816
Other underwriting expenses	7,370	7,332	38
Property and Marine segment underwriting income	$30,169	$50,498	$(20,329)

Underwriting ratios:
Net loss and LAE	10.5%	(27.4%)	37.9 points
Net acquisition expense	18.9%	15.9%	3.0 points
Other underwriting expense	13.9%	14.1%	(0.2) points
Combined	43.3%	2.6%	40.7 points

The Property and Marine segment underwriting income decreased by $20.3 million for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013, primarily due to a decrease in net favorable development.

Net favorable development was $14.0 million and $30.1 million for the three months ended March 31, 2014 and 2013, respectively.

There were no losses from current year major catastrophes for the three months ended March 31, 2014 and 2013.

Net Premiums Written and Earned

The Property and Marine segment generated 42.5% and 44.1% of our net premiums written for the three months ended March 31, 2014 and 2013, respectively.

The Property and Marine segment gross premiums written decreased by $0.2 million for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013.  Gross premiums written were generally stable with increases in North American property proportional business offset by decreases in catastrophe and crop business.

Ceded premiums written increased by $1.5 million for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013.  The increase in ceded premiums written was due to an increase in our purchase of retrocessional coverage on international catastrophe business.

Net premiums earned increased by $1.3 million for the three months ended March 31, 2014 as compared with the same period in 2013.  Net premiums written and earned were impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

The following table sets forth the components of net losses and LAE for the three months ended March 31, 2014 and 2013 ($ in thousands):

	2014	2013
Prior years’ favorable (unfavorable) loss development	$13,864	$31,593
Calendar year losses, excluding prior years’ loss development	(19,474)	(17,388)
Net losses and LAE	$(5,610)	$14,205

Prior Years’ Loss Development

The Property and Marine segment net favorable loss development was $13.9 million and $31.6 million for the three months ended March 31, 2014 and 2013, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 26.1 points and 59.9 points for the three months ended March 31, 2014 and 2013, respectively.  Net favorable loss development for the three months ended March 31, 2014 and 2013 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended March 31, 2014 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
Major catastrophes	$9,746	$(4)	$(12)	$9,730
Marine, aviation and satellite	1,524	(27)	(79)	1,418
Catastrophe excess-of-loss (non-major events)	920	170	(20)	1,070
Other	1,674	(18)	109	1,765
Total	$13,864	$121	$(2)	$13,983

Net favorable development in the major catastrophes class resulted primarily from the Tohoku earthquake and the September 2010 and June 2011 New Zealand earthquakes.  Net favorable development in the marine, aviation and satellite class arose from most prior underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2011 through 2013 underwriting years.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended March 31, 2013 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
Major catastrophes	$17,089	$(23)	$(1,680)	$15,386
Property per risk	5,638	(102)	180	5,716
Catastrophe excess-of-loss (non-major events)	3,371	272	(59)	3,584
Marine, aviation and satellite	2,321	(35)	(68)	2,218
Property proportional	1,689	9	-	1,698
Crop	1,485	26	-	1,511
Total	$31,593	$147	$(1,627)	$30,113

Net favorable development in the major catastrophes class resulted primarily from Hurricane Sandy.  Net favorable development in the property per risk class arose primarily from the 2008 through 2012 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2010 and 2012 underwriting years.  Net favorable development in the marine, aviation and satellite class arose from most prior underwriting years.  Net favorable development in the property proportional class arose primarily from the 2011 and 2012 underwriting years.  Net favorable development in the crop class arose primarily from the 2012 underwriting year.

Calendar Year Losses – Excluding Prior Years’ Loss Development

The Property and Marine segment calendar year losses, excluding prior years’ loss development, were $19.5 million and $17.4 million for the three months ended March 31, 2014 and 2013, respectively.  The calendar year loss ratios, excluding prior years’ loss development, were 36.6% and 32.5% for the three months ended March 31, 2014 and 2013, respectively.  The calendar year loss ratio was impacted by higher losses in the property catastrophe (non-major events) and property per risk classes in 2014 as compared with 2013.  Calendar year loss ratios were also impacted by an increase in North American property proportional business which has a higher loss ratio than the remainder of the segment.

Net Acquisition Expenses

The Property and Marine segment net acquisition expenses were $10.0 million and $8.2 million for the three months ended March 31, 2014 and 2013, respectively.  The net acquisition expense ratios were 18.9% and 15.9% for the three months ended March 31, 2014 and 2013, respectively.  The increase in the net acquisition expenses and net acquisition expense ratios for the three months ended March 31, 2014 as compared with the same period in 2013 was primarily due to a reduction in catastrophe and crop business which has lower acquisition ratios than the remainder of the segment and an increase in North American property proportional business which has a higher acquisition ratio than the remainder of the segment.

Other Underwriting Expenses

The Property and Marine segment other underwriting expenses were $7.4 million and $7.3 million for the three months ended March 31, 2014 and 2013, respectively.  The increase was the result of a small increase in fixed expenses offset by lower performance-based compensation accruals in 2014 as compared with the same period in 2013.

Casualty

The following table sets forth underwriting results, ratios and the period over period change for the Casualty segment for the three months ended March 31, 2014 and 2013 ($ in thousands):

	2014	2013	Increase (decrease)
Net premiums written	$71,674	$70,844	$830
Net premiums earned	65,717	70,795	(5,078)
Net losses and LAE	14,960	29,643	(14,683)
Net acquisition expenses	15,642	16,249	(607)
Other underwriting expenses	5,228	5,723	(495)
Casualty segment underwriting income	$29,887	$19,180	$10,707

Underwriting ratios:
Net loss and LAE	22.8%	41.9%	(19.1) points
Net acquisition expense	23.8%	23.0%	0.8 points
Other underwriting expense	8.0%	8.1%	(0.1) points
Combined	54.6%	73.0%	(18.4) points

The Casualty segment underwriting income increased by $10.7 million for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013, primarily due to an increase in net favorable development.  Net favorable development was $33.6 million and $24.4 million for the three months ended March 31, 2014 and 2013, respectively.

Net Premiums Written and Earned

The Casualty segment generated 52.8% and 52.6% of our net premiums written for the three months ended March 31, 2014 and 2013, respectively.

The Casualty segment net premiums written increased by $0.8 million for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013.  Net premiums written for the three months ended March 31, 2013 reflected an increase to prior years’ premium estimates of $10.8 million.  Excluding this increase to prior years’ premium estimates in 2013, net premiums written increased by $11.7 million, primarily as a result of more accident and health business written.

The Casualty segment net premiums earned decreased by $5.1 million for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013.  Net premiums earned for the three months ended March 31, 2013 reflected an increase to prior years’ premium estimates of $8.2 million.  Excluding this increase to prior years’ premium estimates in 2013, net premiums earned increased by $3.3 million as a result of the increases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

The following table sets forth the components of net losses and LAE for the three months ended March 31, 2014 and 2013 ($ in thousands):

	2014	2013
Prior years’ favorable (unfavorable) loss development	$32,603	$23,612
Calendar year losses, excluding prior years’ loss development	(47,563)	(53,255)
Net losses and LAE	$(14,960)	$(29,643)

Prior Years’ Loss Development

The Casualty segment net favorable loss development was $32.6 million and $23.6 million for the three months ended March 31, 2014 and 2013, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 50.5 points and 33.5 points for the three months ended March 31, 2014 and 2013, respectively.  Net favorable loss development for the three months ended March 31, 2014 and 2013 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended March 31, 2014 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
North American claims made	$10,443	$(18)	$-	$10,425
Financial lines	9,387	(84)	48	9,351
North American umbrella	7,110	-	-	7,110
International casualty	2,619	150	705	3,474
North American clash	2,369	7	104	2,480
Accident and health	1,204	22	(26)	1,200
Other	(529)	42	32	(455)
Total	$32,603	$119	$863	$33,585

Net favorable development in the North American claims made class arose primarily from the 2003 through 2011 underwriting years, partially offset by net unfavorable development on the 2007 underwriting year arising from medical products liability. A change in loss development patterns resulted in $0.7 million of net unfavorable development for this class.  Net favorable development in the financial lines class resulted primarily from political risk business in the 2007 and 2008 underwriting years and surety business in the 2013 underwriting year.  Net favorable development in the North American umbrella class arose from the 2005 through 2010 underwriting years.  Net favorable development in the international casualty class arose from most prior underwriting years.  Net favorable development in the North American clash class arose primarily from the 2004 through 2010 underwriting years.  Net favorable development in the accident and health class arose primarily from the 2011 through 2013 underwriting years.

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

Net favorable development in the North American umbrella class arose primarily from the 2003 through 2005 and 2007 through 2009 underwriting years.  Net favorable development in the North American claims made class arose primarily from the 2004 through 2010 underwriting years, partially offset by unfavorable development on a product liability claim in the 2011 underwriting year.  Net favorable development in the international casualty class resulted primarily from the international excess claims made business in the 2011 and prior underwriting years.  Net favorable development in the accident and health class arose from the 2009 through 2011 underwriting years.  Net favorable development in the North American occurrence class arose primarily from the 2007 through 2011 underwriting years, partially offset by unfavorable development in the 2004 through 2006 underwriting years.  Net favorable development in the financial lines class arose primarily from the 2011 underwriting year.

Calendar Year Losses – Excluding Prior Years’ Loss Development

The Casualty segment calendar year losses, excluding prior years’ loss development, were $47.6 million and $53.3 million for the three months ended March 31, 2014 and 2013, respectively.  The calendar year loss ratios, excluding prior years’ loss development, were 73.3% and 75.4% for three months ended March 31, 2014 and 2013, respectively.  The decrease in calendar year loss ratios, excluding prior years’ development, was primarily due to lower initial expected loss ratio estimates in the current year for several North American casualty classes as we lowered our estimates beginning in the second half of 2013 as a result of better than expected historical loss experience.  Calendar year losses and related loss ratios, excluding prior years’ loss development, were also impacted by changes in the mix of business.

Net Acquisition Expenses

The Casualty segment net acquisition expenses were $15.6 million and $16.2 million for the three months ended March 31, 2014 and 2013, respectively.   The net acquisition expense ratios were 23.8% and 23.0% for the three months ended March 31, 2014 and 2013, respectively.  The decrease in net acquisition expenses was due to a decrease in earned premiums and the increase in the net acquisition expense ratio was the result of changes in the mix of business for the three months ended March 31, 2014 as compared with the same period in 2013.

Other Underwriting Expenses

The Casualty segment other underwriting expenses were $5.2 million and $5.7 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease was primarily the result of lower performance-based compensation accruals in 2014 as compared with the same period in 2013.

Finite Risk

The following table sets forth underwriting results and ratios and the period over period change for the Finite Risk segment for the three months ended March 31, 2014 and 2013 ($ in thousands):

	2014	2013	Increase (decrease)
Net premiums written	$6,358	$4,494	$1,864
Net premiums earned	7,364	4,206	3,158
Net losses and LAE	5,939	(1,440)
Net acquisition expenses	1,816	5,743
Net losses, LAE and acquisition expenses	7,755	4,303	3,452
Other underwriting expenses	292	333	(41)
Finite Risk segment underwriting income (loss)	$(683)	$(430)	$(253)

Underwriting ratios:
Net loss and LAE	80.6%	(34.2%)
Net acquisition expense	24.7%	136.5%
Net loss, LAE and acquisition expense	105.3%	102.3%	3.0 points
Other underwriting expense	4.0%	7.9%	(3.9) points
Combined	109.3%	110.2%	(0.9) points

During the three months ended March 31, 2014 and 2013, the in-force Finite Risk portfolio consisted of one contract.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the small amount of premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

Net Premiums Written and Earned

The Finite Risk segment generated 4.7% and 3.3% of our net premiums written for the three months ended March 31, 2014 and 2013, respectively.

The increases in net premiums written and net premiums earned for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013 were primarily attributable to increases in the subject premium basis on the single contract currently in-force in 2014 as compared with the same period in 2013.

Net Losses, LAE and Acquisition Expenses

The Finite Risk segment net losses, LAE and acquisition expenses increased by $3.5 million for the three months ended March 31, 2014 as compared with the three months ended March 31, 2013, primarily due to an increase in net premiums earned.

Non-Underwriting Results

Net Investment Income

Net investment income was $17.7 million and $18.5 million for the three months ended March 31, 2014 and 2013, respectively.  Net investment income decreased during the three months ended March 31, 2014, as compared with the same period in 2013 primarily from a reduction in the average book value of our investments and cash and cash equivalents of approximately $356.7 million for the three months ended March 31, 2014 as compared with the same period in 2013.  The reduction in average book value was primarily due to share repurchases over the last twelve months.

The average book yield for the portfolio of total investments and cash and cash equivalents was 2.1% for the three months ended March 31, 2014 as compared with 2.0% for the three months ended March 31, 2013.

Net Realized Gains (Losses) on Investments

Net realized losses on investments were $0.5 million for the three months ended March 31, 2014 and net realized gains on investments were $13.3 million for the three months ended March 31, 2013.  Net realized losses for the three months ended March 31, 2014 related to fair value adjustments on non-U.S. government securities.

Sales of investments resulted in net realized gains of $14.3 million for the three months ended March 31, 2013, which included $13.5 million of net realized gains from the sale of municipal bonds and $0.7 million of net realized gains from the sale of corporate bonds.  Net realized gains for the three months ended March 31, 2013 were negatively impacted by fair value adjustments on non-U.S. government securities of $1.0 million.

Net Impairment Losses on Investments

Net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.

Net impairment losses on investments were $0.1 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.  The net impairment losses recorded for the three months ended March 31, 2014 related to non-agency residential mortgage-backed securities (“RMBS”).  The net impairment losses recorded for the three months ended March 31, 2013 included $0.3 million related to non-agency RMBS and $0.1 million related to related to sub-prime asset backed securities (“ABS”).

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended March 31, 2014 and 2013 ($ in thousands):

	2014	2013
Other income	$1,517	$1,392
Operating expenses not allocated to segments	(5,393)	(5,917)
Net foreign currency exchange (losses) gains	187	220
Interest expense	(4,786)	(4,779)
Other expenses	$(8,475)	$(9,084)

Other income includes changes in the fair value on our reinsurance deposit assets of $1.7 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.

Operating expenses not allocated to segments were $5.4 million and $5.9 million for the three months ended March 31, 2014 and 2013, respectively.  The decrease was primarily the result of lower performance-based compensation accruals in 2014 as compared with the same period in 2013.

Interest expense was $4.8 million for both the three months ended March 31, 2014 and 2013 and related to our $250.0 million of debt obligations.

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

Income tax expense was $4.3 million and $5.1 million for three months ended March 31, 2014 and 2013, respectively.  Our effective tax rate was 6.3% and 5.6% for the three months ended March 31, 2014 and 2013, respectively.

Pre-tax income was $53.6 million and $14.4 million in our Bermuda and U.S. companies, respectively, for the three months ended March 31, 2014.  Pre-tax income was $66.9 million and $24.8 million in our Bermuda and U.S. companies, respectively, for the three months ended March 31, 2013.

Financial Condition

The following discussion of financial condition, liquidity and capital resources as of March 31, 2014 focuses only on material changes from December 31, 2013.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”, in our 2013 Form 10-K.

Liquidity

Liquidity Requirements

Platinum Holdings is a holding company, the assets of which consist primarily of shares of its subsidiaries.  Platinum Holdings’ liquidity requirements, and those of Platinum Finance, include the payment of operating expenses, debt service obligations and income taxes.  Our reinsurance subsidiaries’ principal liquidity requirements are the payment of losses and LAE, commissions, brokerage, operating expenses, income taxes and dividends to Platinum Holdings and Platinum Finance.  We consider the impact of dividends and other distributions from our reinsurance subsidiaries on their respective capital levels, which may impact the financial strength ratings assigned to our subsidiaries by A.M. Best Company, Inc. (“A.M. Best”) and Standard & Poor's Ratings Services (“S&P”).

Collateral Requirements of our Reinsurance Subsidiaries

Platinum Bermuda is not licensed, approved or accredited as a reinsurer in the United States and, therefore, under the terms of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid losses and LAE and unearned premiums in a form acceptable to state insurance regulators.  Platinum Bermuda and Platinum US also provide reinsurance coverage in many international jurisdictions, several of which require them to provide collateral directly with regulators or ceding companies.

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

Generally, our collateral requirements are satisfied as follows:

•
Letters of credit issued by financial institutions.  See “Sources of Liquidity – Credit Facilities” below for additional information on our credit facilities, letters of credit issued and the collateral required by us under these facilities as of March 31, 2014;

•
Pledged assets or trust accounts.  As of March 31, 2014, investments of $5.8 million were pledged to U.S. regulatory authorities and investments of $58.4 million and cash and cash equivalents of $13.2 million were pledged to collateralize obligations under various reinsurance contracts; and

•	Funds held by ceding companies.

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

As of March 31, 2014, we had consolidated cash and cash equivalents of $1.4 billion, including $54.8 million at Platinum Holdings and $230.5 million at Platinum Finance. We expect that Platinum Holdings’ and Platinum Finance’s liquidity needs for the next twelve months will be met by our cash and cash equivalents and available dividend capacity from our subsidiaries.  We expect that our reinsurance subsidiaries’ liquidity needs for the next twelve months will be met by our cash and cash equivalents, inflows of premiums, investment income and proceeds from the sales, maturities and paydowns of investments.

Cash Flows

The following table summarizes the cash provided by or used in our operating, investing and financing activities and the effect of foreign currency exchange rate changes on cash and cash equivalents for the three months ended March 31, 2014 and 2013 ($ in thousands):

	2014	2013
Net cash provided by (used in) operating activities	$6,266	$(12,558)
Net cash provided by investing activities	18,220	146,734
Net cash used in financing activities	(77,717)	(63,514)
Effect of foreign currency exchange rate changes	1,783	(4,811)
Net increase (decrease) in cash and cash equivalents	(51,448)	65,851
Cash and cash equivalents at beginning of period	1,464,418	1,720,395
Cash and cash equivalents at end of period	$1,412,970	$1,786,246

Operating Activities

Cash provided by and used in operating activities fluctuates primarily as a result of the payment of losses and LAE and changes in volume and timing of premium receipts.  Our reinsurance subsidiaries generally have liquidity from underwriting activities as premiums are received in advance of the time losses are paid.  The period of time from the occurrence of a claim through the settlement of the liability may extend many years into the future.  However, due to the nature of our reinsurance operations, cash flows are affected by the amount and timing of actual claim payments that can vary based on many factors, including the severity of individual losses, changes in the legal environment, foreign exchange rates and general market conditions.  As a result of expected payment of losses and LAE, including the payment of losses from major catastrophe activity in the last several years, our operating cash flows may be negative for the next twelve months.

Investing Activities

Net cash provided by investing activities decreased primarily as a result of no sales of fixed maturity available-for-sale securities for the three months ended March 31, 2014 as compared with proceeds from sales of fixed maturity available-for-sale securities of $107.5 million for the three months ended March 31, 2013.

Financing Activities

Net cash used in financing activities primarily related to repurchases of common shares of $75.8 million and $68.3 million for the three months ended March 31, 2014 and 2013, respectively.

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

Our investable assets consist of investments, cash and cash equivalents, accrued investment income and net balances due to brokers.  Our investable assets credit quality is primarily measured by Moody’s.  If a particular security did not have a Moody’s rating then a rating generally from S&P was converted to a Moody’s equivalent rating.  The following table sets forth our investment portfolio information as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Investable Assets	$3.5 billion	$3.5 billion
Credit Quality	Aa2	Aa2
Book Yield	2.1%	2.1%
Duration	2.6 yrs	2.6 yrs

The following table summarizes the fair value and unrealized gains or losses of our investments and cash and cash equivalents as of March 31, 2014 and December 31, 2013 ($ in thousands):

	March 31, 2014		December 31, 2013
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Fixed maturity available-for-sale securities:
U.S. Government	$4,724	$180	$4,765	$204
U.S. Government agencies	81,909	502	51,122	(725)
Municipal bonds	1,275,585	71,338	1,269,247	48,378
Non-U.S. governments	40,501	526	40,514	541
Corporate bonds	228,414	7,683	227,235	3,140
Commercial mortgage-backed securities	71,154	4,593	77,491	4,850
Residential mortgage-backed securities	162,741	634	169,965	266
Asset-backed securities	18,164	1,978	17,531	1,328
Total fixed maturity available-for-sale securities	1,883,192	87,434	1,857,870	57,982
Fixed maturity trading securities:
Non-U.S. governments	103,128	n/a	103,395	n/a
Total fixed maturity trading securities	103,128	n/a	103,395	n/a
Short-term investments:
Trading	53,469	n/a	66,679	n/a
Total short-term investments	53,469	n/a	66,679	n/a
Total investments	2,039,789	87,434	2,027,944	57,982
Cash and cash equivalents	1,412,970	-	1,464,418	-
Total investments and cash and cash equivalents	$3,452,759	$87,434	$3,492,362	$57,982

See Note 3 to the “Consolidated Financial Statements” in this Form 10-Q for discussion of the fair value measurements of our financial assets and liabilities.

Non-U.S. Governments

Our non-U.S. government bond portfolio consists of securities issued by governments, provinces, agencies and supranationals.

The following table provides additional detail on the fair value and amortized cost of our portfolio of non-U.S. government fixed maturity available-for-sale securities, fixed maturity trading securities and short-term investments converted to U.S. dollars as of March 31, 2014 ($ in thousands):

	Fair Value
Non-U.S. government portfolio	Basic Monetary Unit	Other Non-U.S. Dollar	U.S. Dollar	Total	Amortized Cost
Germany	$40,404	$-	$-	$40,404	$38,467
Netherlands	-	1,543	-	1,543	1,488
Eurozone governments	40,404	1,543	-	41,947	39,955
United Kingdom	54,845	-	-	54,845	52,218
New Zealand	32,126	-	-	32,126	32,126
Sweden	-	1,213	30,288	31,501	31,167
Australia	24,549	-	-	24,549	24,376
Japan	-	-	5,178	5,178	5,000
Norway	-	-	5,035	5,035	4,997
Supranational	-	1,917	-	1,917	1,812
Other non-U.S. governments	111,520	3,130	40,501	155,151	151,696
Total non-U.S. governments	$151,924	$4,673	$40,501	$197,098	$191,651

In addition to the investments noted above, we held non-U.S. dollar denominated cash and cash equivalents of $98.5 million as of March 31, 2014.  Non-U.S. dollar investments and cash and cash equivalents are generally held for the purpose of hedging our net non-U.S. dollar denominated reinsurance liabilities.

Net Unrealized Gain (Loss)

The following table provides additional information on the fair values, net unrealized gains and losses and credit quality of our fixed maturity available-for-sale securities as of March 31, 2014 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Credit Quality
U.S. Government	$4,724	$180	Aaa
U.S. Government agencies	81,909	502	Aaa
Municipal bonds:
State general obligation bonds	891,557	51,005	Aa2
Essential service bonds	189,200	9,037	Aa3
State income tax and sales tax bonds	70,464	5,939	Aa2
Other municipal bonds	68,906	2,419	Aa2
Pre-refunded bonds	55,458	2,938	Aa2
Subtotal	1,275,585	71,338	Aa2
Non-U.S. governments	40,501	526	Aa1
Corporate bonds:
Industrial	147,857	4,389	Baa2
Utilities	58,606	1,290	A3
Insurance	21,951	2,004	Baa2
Subtotal	228,414	7,683	Baa1
Commercial mortgage-backed securities	71,154	4,593	A1
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	146,770	942	Aaa
Non-agency residential mortgage-backed securities	15,971	(308)	Caa2
Subtotal	162,741	634	Aa2
Asset-backed securities:
Asset-backed securities	13,375	(225)	Aaa
Sub-prime asset-backed securities	4,789	2,203	C
Subtotal	18,164	1,978	A2
Total fixed maturity available-for-sale securities	$1,883,192	$87,434	Aa3

As of March 31, 2014, there were approximately $13.0 million and $4.5 million of municipal bonds for which ratings of “Aa” and “A”, respectively, included the benefit of guarantees from third-party insurers that would otherwise be rated as “A” and “Baa”, respectively, without the existence of such guarantees.

The net unrealized gain position of our municipal bond and corporate bond portfolios was $71.3 million and $7.7 million, respectively, as of March 31, 2014 as compared with a net unrealized gain position of our municipal bond and corporate bond portfolios of $48.4 million and $3.1 million, respectively, as of December 31, 2013.  The increases in the net unrealized gain position in our municipal bond and corporate bond portfolios were the result of a decrease in interest rates and a tightening of credit spreads.  We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.

The net unrealized gain position of our CMBS portfolio was $4.6 million as of March 31, 2014 as compared with $4.9 million as of December 31, 2013.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized gain position of our RMBS portfolio was $0.6 million, with non-agency RMBS representing net unrealized losses of $0.3 million, as of March 31, 2014 as compared with $0.3 million, with non-agency RMBS representing net unrealized losses of $0.7 million, as of December 31, 2013.  Approximately 90% of the RMBS in our investment portfolio were issued or are guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 10% of our RMBS were issued by non-agency institutions that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.  Securities with underlying sub-prime mortgages as collateral are included in ABS.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio of $5.8 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.

Maturities

The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of March 31, 2014 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$57,769	$58,736
Due from one to five years	475,798	496,460
Due from five to ten years	705,795	736,126
Due in ten or more years	409,750	442,939
Mortgage-backed and asset-backed securities	244,854	252,059
Total	$1,893,966	$1,986,320

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.

Credit Facilities

Syndicated Credit Facility

As of March 31, 2014, we had a $300.0 million credit facility with various financial institutions (the “Syndicated Credit Facility”) available for revolving borrowings and letters of credit (“LOC”) for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of our reinsurance subsidiaries under the Syndicated Credit Facility.

Other Letter of Credit Facilities

As of March 31, 2014, we had a LOC facility with a financial institution in the aggregate amount of $100.0 million available for the issuance of LOC to support reinsurance obligations of our reinsurance subsidiaries.

As of March 31, 2014, Platinum Bermuda had an uncommitted LOC facility of $125.0 million available for the issuance of LOC to support reinsurance obligations of Platinum Bermuda.  There was $8.1 million committed under this facility as of March 31, 2014.  Platinum Holdings has unconditionally guaranteed the obligations of Platinum Bermuda under this facility.

We had no borrowings under the Syndicated Credit Facility during the three months ended March 31, 2014 and the year ended December 31, 2013.  The following table summarizes the outstanding LOC and the cash and cash equivalents held to collateralize LOC issued as of March 31, 2014 ($ in thousands):

	Letters of Credit		Collateral
	Committed Capacity	Issued	Cash and Cash Equivalents
Syndicated Credit Facility:
Secured	$200,000	$78,373	$91,367
Unsecured	100,000	-	-
Total Syndicated Credit Facility	300,000	78,373	91,367
Other LOC Facilities	108,120	34,069	67,340
Total	$408,120	$112,442	$158,707

As of March 31, 2014, we were in compliance with all of the covenants under our credit facilities.

Our reinsurance subsidiaries had a total remaining uncommitted LOC capacity of $266.9 million available as of March 31, 2014.  The Company also has the ability to increase the Syndicated Credit Facility and other LOC facilities by up to $175.0 million subject to agreement with the lenders.

On April 9, 2014, we entered into an amended and restated Syndicated Credit Facility with various financial institutions.  The amended and restated Syndicated Credit Facility is a four-year, $300.0 million secured senior credit facility available for LOC, with a sublimit of $100.0 million for revolving borrowings.  LOC and borrowings under the amended and restated Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  The amended and restated Syndicated Credit Facility contains representations, warranties and covenants that are similar to the Syndicated Credit Facility in place at March 31, 2014.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of each party under the amended and restated Syndicated Credit Facility.

Dividend Restrictions

Platinum Holdings and its subsidiaries are subject to certain legal and regulatory restrictions in their respective jurisdictions of domicile. The legal restrictions generally include the requirement to maintain positive net assets and to be able to pay liabilities as they become due. For more details on these restrictions, see Item 1, “Business – Regulation”, in our 2013 Form 10-K.  Regulatory restrictions on dividends are described below.

Dividend Restrictions on Platinum Holdings

Platinum Holdings receives dividends and other distributions from its subsidiaries as a source of liquidity and to fund the payment of dividends to its shareholders.  Distributions to Platinum Holdings from its subsidiaries may be restricted as described below.  There are no significant restrictions on retained earnings available for the payment of dividends by Platinum Holdings to its shareholders.

Dividend Restrictions on Subsidiaries

The laws and regulations of Bermuda and the United States include certain restrictions on the amount of statutory capital and surplus that are available for the payment of dividends by Platinum Bermuda and Platinum US to their respective parent companies, Platinum Holdings and Platinum Finance.

The following table summarizes the dividend restrictions of our reinsurance subsidiaries ($ in thousands):

	2014	For the Three Months Ended March 31, 2014	March 31, 2014
	Dividend Capacity	Paid	Remaining
Platinum Bermuda	$264,320	$50,000	$214,320
Platinum US	25,572	-	25,572
Total	$289,892	$50,000	$239,892

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.

Capital Resources

At March 31, 2014, our capital resources of $2.0 billion consisted of $1.8 billion of common shareholders’ equity and $250.0 million of debt obligations.  At December 31, 2013, our capital resources of $2.0 billion consisted of $1.7 billion of common shareholders’ equity and $250.0  million of debt obligations.  The increase in capital of $13.2 million during the three months ended March 31, 2014 was primarily attributable to net income of $63.7 million and the increase in net unrealized gains, net of tax, of $26.5 million, partially offset by repurchases of common shares of $75.8 million.

Share and Debt Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on April 22, 2014, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During the three months ended March 31, 2014, in accordance with the share repurchase program, we repurchased 1,298,004 of our common shares in the open market for an aggregate cost of $75.8 million at a weighted average cost including commissions of $58.36 per share.  The shares we repurchased were canceled.

Our Board of Directors has also authorized the repurchase of up to $250.0 million of our outstanding Series B 7.5% Notes due June 1, 2017, issued by Platinum Finance, in open market purchases, privately negotiated transactions or otherwise.  As of March 31, 2014, we had not repurchased any of our Series B 7.5% Notes.

The timing and amount, if any, of repurchase transactions depend on a variety of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in the consolidated financial statements as of March 31, 2014.

Contractual Obligations

There have been no material changes outside of the ordinary course of business to our contractual obligations as disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Contractual Obligations”, in our 2013 Form 10-K.

Recently Issued Accounting Standards

None.

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

The inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

•	the occurrence of severe catastrophic events;

•	the effectiveness of our loss limitation methods and pricing models;

•	the adequacy of our ceding companies’ ability to assess the risks they underwrite;

•	the adequacy of our estimated liability for unpaid losses and loss adjustment expenses;

•	the effects of emerging claim and coverage issues on our business;

•	our ability to maintain our A.M. Best and S&P financial strength ratings;

•	our ability to raise capital on acceptable terms if necessary;

•	our exposure to credit loss from counterparties in the normal course of business;

•	the availability and cost of collateral arrangements in order to provide reinsurance;

•	the effect on our business of the cyclicality of the property and casualty reinsurance business;

•	the effect on our business of the highly competitive nature of the property and casualty reinsurance industry, including the effect of new entrants to the industry;

•	losses that we could face from terrorism, political unrest and war;

•	our dependence on the business provided to us by reinsurance brokers and our exposure to credit risk associated with our brokers during the premium and loss settlement process;

•	the availability of retrocessional reinsurance on acceptable terms;

•	foreign currency exchange rate fluctuations;

•	our ability to maintain and enhance effective operating procedures and internal controls over financial reporting;

•	our need to make many estimates and judgments in the preparation of our financial statements;

•	the limitations placed on our financial and operational flexibility by the representations, warranties and covenants in our debt and credit facilities;

•	our ability to retain key executives and attract and retain additional qualified personnel in the future;

•	the effect of technology breaches or failures on our business;

•	the performance of our investment portfolio;

•	the effects of changes in market interest rates on our investment portfolio;

•	the concentration of our investment portfolio in any particular industry, asset class or geographic region;

•	the effects that the imposition of U.S. corporate income tax would have on Platinum Holdings and its non-U.S. subsidiaries;

•	the risk that U.S. persons who hold our shares will be subject to adverse U.S. federal income tax consequences under certain circumstances;

•	the risk that U.S. persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on all or a portion of their gains, if any;

•	the risk that holders of 10% or more of our shares may be subject to U.S. income taxation under the “controlled foreign corporation” rules;

•	the effect of changes in U.S. federal income tax law on an investment in our shares;

•	the possibility that we may become subject to taxes in Bermuda;

•	the effect of income, premium or other taxes on Platinum Underwriters Holdings, Ltd. or its subsidiaries by other jurisdictions;

•	the effect on our business of potential changes in the regulatory system under which we operate;

•	the impact of regulatory regimes and changes to accounting rules on our financial results, irrespective of business operations;

•	the uncertain impact on our business of the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010;

•	the non-compliance with laws, regulations and taxation on transactions with international counter-parties;

•	the dependence of the cash flows of Platinum Holdings on dividends, interest and other permissible payments from its subsidiaries to meet its obligations;

•	the risk that our shareholders may have greater difficulty in protecting their interests than would shareholders of a U.S. corporation; and

•	limitations on the ownership, transfer and voting rights of our common shares.

As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us.  The foregoing factors should not be construed as exhaustive.  Additionally, forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information or circumstances after the date hereof or to reflect the occurrence of future events.  For a detailed discussion of our risk factors, refer to Item 1A, “Risk Factors”, in our 2013 Form 10-K.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We believe that we are principally exposed to the following types of market risk:  interest rate risk, credit risk, liquidity risk and foreign currency exchange rate risk. The following discussion focuses only on material changes to these types of market risks since December 31, 2013.  See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2013 Form 10-K for a complete discussion of these risks.

Interest Rate Risk

The following table shows the aggregate hypothetical impact on the market value of our fixed maturity securities portfolio as of March 31, 2014, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp		+ 100bp
Total fair value	$2,081,166	$2,032,819	$1,986,320	$1,941,673		$1,898,877
Percent change in fair value	4.8%	2.3%	0.0%	(2.2%	)	(4.4%	)
Resulting net appreciation (depreciation)	$94,846	$46,499	$-	$(44,647)		$(87,443)

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended March 31, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1, 2014 - January 31, 2014	44,497	$59.15	44,497	$168,307,428
February 1, 2014 - February 28, 2014	651,985	57.34	651,985	130,923,749
March 1, 2014 - March 31, 2014	601,522	59.41	601,522	95,185,235
Total	1,298,004	$58.36	1,298,004	$95,185,235

(1)	Including commissions.

(2)
Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on April 22, 2014, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited), (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2014 and 2013 (unaudited), (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited), and (vi) the Notes to the Consolidated Financial Statements for the three months ended March 31, 2014 and 2013 (unaudited).

10.1
Third Amended and Restated Credit Agreement, dated as of April 9, 2014, among Platinum Underwriters Holdings, Ltd., Platinum Underwriters Bermuda, Ltd., Platinum Underwriters Reinsurance, Inc., Platinum Underwriters Finance, Inc., the Lenders party thereto, ING Bank N.V. and National Australian Bank Limited, as Documentation Agents, U.S. Bank National Association, as Syndication Agent, and Wells Fargo Bank, National Association, as Administrative Agent.(1)

10.2
List of Contents of Exhibits and Schedules to the Third Amended and Restated Credit Agreement. Platinum Underwriters Holdings, Ltd. agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request. (1)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

Date: April 24, 2014	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: April 24, 2014	By:	/s/ Allan C. Decleir
Allan C. Decleir
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)