Form 10-Q
period 2014-06-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2014-07-24
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
     Yes ☐      No ☒

The registrant had 26,489,669 common shares, par value $0.01 per share, outstanding as of July 17, 2014.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 2014 and December 31, 2013
($ in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value	$1,921,917	$1,857,870
(amortized cost - $1,815,446 and $1,799,888, respectively)
Fixed maturity trading securities at fair value	103,501	103,395
(amortized cost - $99,220 and $97,959, respectively)
Short-term investments	42,144	66,679
Total investments	2,067,562	2,027,944
Cash and cash equivalents	1,361,730	1,464,418
Accrued investment income	20,593	20,026
Reinsurance premiums receivable	134,391	138,454
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	1,799	1,057
Prepaid reinsurance premiums	2,639	1,032
Funds held by ceding companies	88,091	119,241
Deferred acquisition costs	33,019	31,103
Reinsurance deposit assets	82,164	79,303
Deferred tax assets	18,160	25,141
Other assets	14,568	16,166
Total assets	$3,824,716	$3,923,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$1,560,517	$1,671,365
Unearned premiums	133,244	126,300
Debt obligations	250,000	250,000
Commissions payable	51,497	78,791
Other liabilities	51,589	50,722
Total liabilities	$2,046,847	$2,177,178

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized,	$264	$281
26,384,970 and 28,142,977 shares issued and outstanding, respectively
Additional paid-in capital	-	10,711
Accumulated other comprehensive income	91,351	48,084
Retained earnings	1,686,254	1,687,631
Total shareholders’ equity	$1,777,869	$1,746,707

Total liabilities and shareholders’ equity	$3,824,716	$3,923,885

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013
($ in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Net premiums earned	$124,825	$142,933	$251,098	$269,786
Net investment income	17,645	17,808	35,337	36,352
Net realized gains (losses) on investments	(596)	11,686	(1,111)	25,004
Total other-than-temporary impairments	(19)	(200)	15	(614)
Portion of impairment losses recognized in other comprehensive income	(117)	(1,316)	(239)	(1,323)
Net impairment losses on investments	(136)	(1,516)	(224)	(1,937)
Other income (expense)	1,194	(315)	2,711	1,077
Total revenue	142,932	170,596	287,811	330,282

Expenses:
Net losses and loss adjustment expenses	50,865	62,667	77,374	76,665
Net acquisition expenses	27,848	30,313	55,349	60,532
Operating expenses	21,434	19,718	39,717	39,023
Net foreign currency exchange losses (gains)	34	(859)	(153)	(1,079)
Interest expense	4,788	4,780	9,574	9,559
Total expenses	104,969	116,619	181,861	184,700

Income before income taxes	37,963	53,977	105,950	145,582
Income tax expense	1,783	4,123	6,035	9,212
Net income	$36,180	$49,854	$99,915	$136,370

Earnings per common share:
Basic earnings per common share	$1.36	$1.63	$3.68	$4.32
Diluted earnings per common share	$1.34	$1.61	$3.63	$4.26

Shareholder dividends:
Common shareholder dividends declared	$2,112	$2,337	$4,321	$4,921
Dividends declared per common share	$0.08	$0.08	$0.16	$0.16

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013
($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$36,180	$49,854	$99,915	$136,370

Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(19)	(200)	15	(614)
Change in net unrealized gains and losses on all other securities	18,976	(64,027)	48,306	(58,217)
Total change in net unrealized gains and losses	18,957	(64,227)	48,321	(58,831)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(56)	(12,968)	(56)	(27,243)
Net impairment losses on investments	136	1,516	224	1,937
Total reclassifications to net income	80	(11,452)	168	(25,306)

Other comprehensive income (loss) before income taxes	19,037	(75,679)	48,489	(84,137)
Income tax (expense) benefit	(2,245)	8,943	(5,222)	10,814
Other comprehensive income (loss)	16,792	(66,736)	43,267	(73,323)
Comprehensive income (loss)	$52,972	$(16,882)	$143,182	$63,047

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2014 and 2013
($ in thousands)

	2014	2013
Common shares:
Balances at beginning of period	$281	$327
Issuance of common shares	2	6
Repurchase of common shares	(19)	(40)
Balances at end of period	264	293

Additional paid-in capital:
Balances at beginning of period	10,711	209,897
Issuance of common shares	(1,221)	13,652
Amortization of share-based compensation	4,280	4,461
Repurchase of common shares	(13,770)	(224,193)
Balances at end of period	-	3,817

Accumulated other comprehensive income:
Balances at beginning of period	48,084	137,690
Other comprehensive income (loss)	43,267	(73,323)
Balances at end of period	91,351	64,367

Retained earnings:
Balances at beginning of period	1,687,631	1,546,620
Net income	99,915	136,370
Repurchase of common shares	(96,971)	-
Common share dividends	(4,321)	(4,921)
Balances at end of period	1,686,254	1,678,069
Total shareholders' equity	$1,777,869	$1,746,546

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2014 and 2013
($ in thousands)

	2014	2013
Operating Activities:
Net income	$99,915	$136,370
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized losses (gains) on investments	1,111	(25,004)
Net impairment losses on investments	224	1,937
Net foreign currency exchange losses (gains)	(153)	(1,079)
Amortization of share-based compensation	6,407	6,506
Other amortization and depreciation	5,243	4,552
Deferred income tax expense	1,759	2,291
Changes in:
Accrued investment income	(551)	1,138
Reinsurance premiums receivable	4,153	(6,115)
Funds held by ceding companies	31,008	(5,611)
Deferred acquisition costs	(1,878)	(2,143)
Reinsurance deposit assets	(2,861)	(26,255)
Net unpaid and paid losses and loss adjustment expenses	(118,647)	(144,198)
Net unearned premiums	5,016	11,349
Commissions payable	(27,365)	8,424
Other operating assets and liabilities	(1,962)	(11,275)
Net cash provided by (used in) operating activities	1,419	(49,113)

Investing Activities:
Proceeds from sales of:
Fixed maturity available-for-sale securities	1,655	203,571
Short-term investments	6,613	11,857
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	68,297	93,075
Short-term investments	83,436	176,568
Acquisitions of:
Fixed maturity available-for-sale securities	(90,026)	(218,111)
Short-term investments	(61,852)	(97,705)
Acquisitions of furniture, equipment and other assets	-	(3,805)
Net cash provided by (used in) investing activities	8,123	165,450

Financing Activities:
Dividends paid to common shareholders	(4,321)	(4,921)
Repurchase of common shares	(110,760)	(224,233)
Proceeds from share-based compensation, including income tax benefits	247	14,144
Net cash provided by (used in) financing activities	(114,834)	(215,010)

Effect of foreign currency exchange rate changes on cash and cash equivalents	2,604	(12,261)
Net increase (decrease) in cash and cash equivalents	(102,688)	(110,934)
Cash and cash equivalents at beginning of period	1,464,418	1,720,395
Cash and cash equivalents at end of period	$1,361,730	$1,609,461

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$3,919	$15,264
Interest paid	$9,375	$9,375

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited and include all adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
For the Three and Six Months Ended June 30, 2014 and 2013

2.           Investments

Fixed Maturity Available-for-sale Securities

Our fixed maturity available-for-sale securities are U.S. dollar denominated securities. The following table sets forth our fixed maturity available-for-sale securities as of June 30, 2014 and December 31, 2013 ($ in thousands):

		Included in Accumulated Other Comprehensive Income
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI(1)
June 30, 2014:
U.S. Government	$49,432	$172	$-	$49,604	$-
U.S. Government agencies	89,537	1,564	48	91,053	-
Municipal bonds	1,185,314	85,957	1,214	1,270,057	-
Non-U.S. governments	39,977	540	-	40,517	-
Corporate bonds	215,951	12,232	465	227,718	-
Commercial mortgage-backed securities	65,258	4,518	109	69,667	-
Residential mortgage-backed securities	153,793	1,744	465	155,072	162
Asset-backed securities	16,184	2,553	508	18,229	337
Total fixed maturity available-for-sale securities	$1,815,446	$109,280	$2,809	$1,921,917	$499

December 31, 2013:
U.S. Government	$4,561	$204	$-	$4,765	$-
U.S. Government agencies	51,847	-	725	51,122	-
Municipal bonds	1,220,869	54,333	5,955	1,269,247	-
Non-U.S. governments	39,973	541	-	40,514	-
Corporate bonds	224,095	6,704	3,564	227,235	-
Commercial mortgage-backed securities	72,641	4,982	132	77,491	-
Residential mortgage-backed securities	169,699	1,335	1,069	169,965	331
Asset-backed securities	16,203	1,657	329	17,531	305
Total fixed maturity available-for-sale securities	$1,799,888	$69,756	$11,774	$1,857,870	$636

(1)
The non-credit portion of other than temporary impairments ("OTTI") represents the amount of unrealized losses on impaired securities that were not recorded in the consolidated statements of operations as of the reporting date.  These unrealized losses are included in gross unrealized losses as of June 30, 2014 and December 31, 2013.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Fixed Maturity Trading Securities

Our fixed maturity trading securities are non-U.S. dollar denominated securities that, along with our non-U.S. dollar short-term trading investments and non-U.S. dollar cash and cash equivalents, are generally held for the purposes of hedging our net non-U.S. dollar denominated reinsurance liabilities.

The following table sets forth the fair value of our fixed maturity trading securities as of June 30, 2014 and December 31, 2013 ($ in thousands):

	June 30, 2014	December 31, 2013
Non-U.S. governments	$103,501	$103,395
Total fixed maturity trading securities	$103,501	$103,395

Maturities

The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of June 30, 2014 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$58,890	$59,718
Due from one to five years	577,027	602,188
Due from five to ten years	635,615	670,134
Due in ten or more years	407,899	450,410
Mortgage-backed and asset-backed securities	235,235	242,968
Total	$1,914,666	$2,025,418

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.

Short-term Investments

We account for short-term investments as trading in accordance with the fair value option and include them in investing activities on the statements of cash flows.  The following table sets forth the fair value of our short-term investments as of June 30, 2014 and December 31, 2013 ($ in thousands):

	June 30, 2014	December 31, 2013
Non-U.S. governments	$42,144	$66,679
Total short-term investments	$42,144	$66,679

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Other-Than-Temporary Impairments

We analyze the creditworthiness of our available-for-sale securities by reviewing various performance metrics of the issuer.  We determined that none of our government bonds, government agencies, municipal bonds, corporate bonds or commercial mortgage-backed securities (“CMBS”) were other-than-temporarily impaired for the three and six months ended June 30, 2014 and 2013.

The following table sets forth the net impairment losses on investments for the three and six months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Non-agency residential mortgage-backed securities	$135	$1,075	$223	$1,411
Sub-prime asset-backed securities	1	441	1	526
Net impairment losses on investments	$136	$1,516	$224	$1,937

Residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Securities with underlying sub-prime mortgages as collateral are included in asset-backed securities (“ABS”).  We determined that none of our U.S. Government agency RMBS were other-than-temporarily impaired for the three and six months ended June 30, 2014 and 2013.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of June 30, 2014, the single largest unrealized loss within our RMBS portfolio was $0.1 million related to a non-agency RMBS security with an amortized cost of $4.1 million.  As of June 30, 2014, the single largest unrealized loss within our sub-prime ABS portfolio was $0.3 million related to a security with an amortized cost of $0.6 million.

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the three and six months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$30,415	$36,562	$31,603	$40,219
Credit losses on securities previously impaired	136	1,516	224	1,937
Reduction for paydowns and securities sold	(2,093)	(2,204)	(3,132)	(6,138)
Reduction for increases in cash flows expected to be collected	(324)	(112)	(561)	(256)
Balance, end of period	$28,134	$35,762	$28,134	$35,762

For the three and six months ended June 30, 2014, total cumulative credit losses decreased primarily due to principal paydowns. As of June 30, 2014, total cumulative credit losses were related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit loss we recorded on CMBS of $0.3 million was on one security issued in 2007.  As of June 30, 2014, 1.8% of the mortgages backing this security were 90 days or more past due and 3.0% of the mortgages had incurred cumulative losses.  The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $27.8 million were on sixteen securities issued from 2004 to 2007.  As of June 30, 2014, 15.5% of the mortgages backing these securities were 90 days or more past due and 8.7% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining average credit support of 2.7%.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Gross Unrealized Losses

The following table sets forth our gross unrealized losses on securities classified as fixed maturity available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013 ($ in thousands):

	June 30, 2014		December 31, 2013
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
U.S. Government agencies	$8,860	$48	$41,122	$725
Municipal bonds	30,758	460	247,873	5,955
Corporate bonds	-	-	90,789	3,486
Commercial mortgage-backed securities	-	-	2,938	1
Residential mortgage-backed securities	65,022	83	35,910	172
Asset-backed securities	384	1	13,576	24
Total	$105,024	$592	$432,208	$10,363

Twelve months or more:
U.S. Government agencies	$-	$-	$-	$-
Municipal bonds	58,403	754	-	-
Corporate bonds	27,546	465	920	78
Commercial mortgage-backed securities	4,643	109	4,624	131
Residential mortgage-backed securities	21,804	382	10,587	897
Asset-backed securities	13,684	507	699	305
Total	$126,080	$2,217	$16,830	$1,411

Total unrealized losses:
U.S. Government agencies	$8,860	$48	$41,122	$725
Municipal bonds	89,161	1,214	247,873	5,955
Corporate bonds	27,546	465	91,709	3,564
Commercial mortgage-backed securities	4,643	109	7,562	132
Residential mortgage-backed securities	86,826	465	46,497	1,069
Asset-backed securities	14,068	508	14,275	329
Total	$231,104	$2,809	$449,038	$11,774

We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio of $2.8 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Net Investment Income

The following table sets forth our net investment income for the three and six months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Fixed maturity securities	$16,969	$16,870	$33,971	$34,613
Short-term investments and cash and cash equivalents	771	1,175	1,502	2,223
Funds held by ceding companies	877	811	1,781	1,653
Subtotal	18,617	18,856	37,254	38,489
Investment expenses	(972)	(1,048)	(1,917)	(2,137)
Net investment income	$17,645	$17,808	$35,337	$36,352

Net Realized Gains (Losses) on Investments

The following table sets forth our net realized gains (losses) on investments for the three and six months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gross realized gains on the sale of investments	$56	$12,982	$56	$27,258
Gross realized losses on the sale of investments	-	(15)	-	(15)
Net realized gains on the sale of investments	56	12,967	56	27,243
Fair value adjustments on trading securities	(652)	(1,281)	(1,167)	(2,239)
Net realized gains (losses) on investments	$(596)	$11,686	$(1,111)	$25,004

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
For the Three and Six Months Ended June 30, 2014 and 2013

Level 1, 2 and 3 Financial Assets Carried at Fair Value

The fair values of our fixed maturity securities, short-term investments and cash and cash equivalents are based on prices primarily obtained from index providers, pricing vendors or broker-dealers using observable inputs.  The fair value measurements of all of our securities were based on unadjusted prices provided by third party pricing sources. We validate the prices we obtain from third party pricing sources by performing price comparisons against multiple pricing sources, if available, periodically back-testing sales to the previously reported fair value, performing an in-depth review of specific securities when evaluating stale prices and large price movements, as well as performing other validation procedures.  We also continuously monitor market data that relates to our investment portfolio and review pricing documentation that describes the methodologies used by various pricing sources.  If we determine that a price appears unreasonable, we investigate and assess whether the price should be adjusted.  The fair value measurements of our reinsurance deposit assets were based upon our internal valuation model, which utilizes certain characteristics of both the market and income valuation approaches. Our fixed maturity securities, short-term investments, cash and cash equivalents and reinsurance deposit assets are classified in the fair value hierarchy as follows:

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Commercial mortgage-backed securities

Level 2 - The fair values of CMBS were determined based on observable inputs that may include the spread above the risk-free yield curve, reported trades, broker-dealer quotes, bids, security cash flows and structures, delinquencies, loss severities and default rates.

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

Short-term investments

Level 1 or 2 - The fair values of short-term investments classified as Level 1 were based on quoted prices in active markets for identical assets.  The fair values of short-term investments classified as Level 2 were determined based on observable inputs that may include the risk-free yield curve, reported trades and broker-dealer quotes.

Cash and cash equivalents

Level 1 or 2 - The fair values of cash and cash equivalents classified as Level 1 were determined based on quoted prices in active markets for identical assets.  The fair values of cash and cash equivalents classified as Level 2 were determined based on observable inputs that may include the risk-free yield curve, reported trades and broker-dealer quotes.  Cash and cash equivalents include demand deposits, time deposits, money market instruments and both U.S. Government and non-U.S. government obligations.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Fair Value Levels

The following table presents the fair value hierarchy for those financial assets measured at fair value on a recurring basis by the Company as of June 30, 2014 and December 31, 2013 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
June 30, 2014:
Investments:
U.S. Government	$49,604	$49,604	$-	$-
U.S. Government agencies	91,053	-	91,053	-
Municipal bonds	1,270,057	-	1,270,057	-
Non-U.S. governments	144,018	55,593	88,425	-
Corporate bonds	227,718	-	227,718	-
Commercial mortgage-backed securities	69,667	-	69,667	-
Residential mortgage-backed securities	155,072	-	149,973	5,099
Asset-backed securities	18,229	-	17,136	1,093
Short -term investments	42,144	-	42,144	-
Total investments	2,067,562	105,197	1,956,173	6,192
Cash and cash equivalents	1,361,730	1,330,895	30,835	-
Reinsurance deposit assets	82,164	-	-	82,164
Total	$3,511,456	$1,436,092	$1,987,008	$88,356

December 31, 2013:
Investments:
U.S. Government	$4,765	$4,765	$-	$-
U.S. Government agencies	51,122	-	51,122	-
Municipal bonds	1,269,247	-	1,269,247	-
Non-U.S. governments	143,909	54,980	88,929	-
Corporate bonds	227,235	-	227,235	-
Commercial mortgage-backed securities	77,491	-	77,491	-
Residential mortgage-backed securities	169,965	-	169,372	593
Asset-backed securities	17,531	-	15,304	2,227
Short -term investments	66,679	8,933	57,746	-
Total investments	2,027,944	68,678	1,956,446	2,820
Cash and cash equivalents	1,464,418	1,464,418	-	-
Reinsurance deposit assets	79,303	-	-	79,303
Total	$3,571,665	$1,533,096	$1,956,446	$82,123

Cash and cash equivalents included demand deposits and time deposits totaling $177.0 million as of June 30, 2014 and totaling $120.7 million as of December 31, 2013.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Transfers of assets into or out of levels are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  There were no transfers between Levels 1 and 2 for the three and six months ended June 30, 2014 and 2013.  The transfers into and out of Level 3 were based on the level of evidence available to corroborate significant observable inputs with market observable information.

Changes in Level 3 Financial Assets

The following table reconciles the beginning and ending balance for our Level 3 financial assets measured at fair value on a recurring basis for the three and six months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended June 30, 2014
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$1,815	$1,125	$264	$81,004	$84,208
Sales, maturities and paydowns	-	(1,794)	-	-	(1,794)
Total increase (decrease) in fair value included in net income	-	-	-	1,160	1,160
Total net unrealized gains (losses) included in other comprehensive income (loss)	103	1,857	(9)	-	1,951
Transfers into Level 3	-	3,911	838	-	4,749
Transfers out of Level 3	(1,918)	-	-	-	(1,918)
Balance, end of period	$-	$5,099	$1,093	$82,164	$88,356

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$1,160	$1,160

	Three Months Ended June 30, 2013
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$-	$1,996	$3,263	$52,088	$57,347
Purchases	-	-	-	25,000	25,000
Sales, maturities and paydowns	-	(126)	(29)	-	(155)
Total increase (decrease) in fair value included in net income	-	-	-	(140)	(140)
Total net unrealized gains (losses) included in other comprehensive income (loss)	-	176	96	-	272
Transfers into Level 3	-	4,049	312	-	4,361
Transfers out of Level 3	-	(1,575)	(2,385)	-	(3,960)
Balance, end of period	$-	$4,520	$1,257	$76,948	$82,725

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$(140)	$(140)

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30, 2014
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$-	$593	$2,227	$79,303	$82,123
Sales, maturities and paydowns	-	(2,432)	-	-	(2,432)
Total increase (decrease) in fair value included in net income	-	-	-	2,861	2,861
Total net unrealized gains (losses) included in other comprehensive income (loss)	103	2,234	1,038	-	3,375
Transfers into Level 3	1,815	4,704	838	-	7,357
Transfers out of Level 3	(1,918)	-	(3,010)	-	(4,928)
Balance, end of period	$-	$5,099	$1,093	$82,164	$88,356

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$2,861	$2,861

	Six Months Ended June 30, 2013
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$524	$5,374	$1,036	$50,693	$57,627
Purchases	-	-	-	25,000	25,000
Sales, maturities and paydowns	-	(166)	(29)	-	(195)
Total increase (decrease) in fair value included in net income	-	-	-	1,255	1,255
Total net unrealized gains (losses) included in other comprehensive income (loss)	487	421	29	-	937
Transfers into Level 3	-	4,049	2,606	-	6,655
Transfers out of Level 3	(1,011)	(5,158)	(2,385)	-	(8,554)
Balance, end of period	$-	$4,520	$1,257	$76,948	$82,725

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$1,255	$1,255

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

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

The following table sets forth the weighted average of the significant unobservable quantitative information used for the fair value measurement of our reinsurance deposit assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Estimated contract period remaining	1,013 days	1,193 days
Credit spread above the risk-free rate	1.34%	1.58%
Net losses and LAE ceded inception-to-date	$-	$-

Other Financial Assets and Liabilities Not Carried at Fair Value

Accounting guidance requires note disclosure of the fair value of other financial assets and liabilities not carried at fair value, excluding balances related to insurance contracts.

The debt obligations on our consolidated balance sheets were recorded at cost with a carrying value of $250.0 million as of June 30, 2014 and December 31, 2013, and had a fair value of $286.0 million and $271.5 million as of June 30, 2014 and December 31, 2013, respectively.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 2.

Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which approximates fair value, as of June 30, 2014 and December 31, 2013.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 1 or Level 2.

4.           Credit Facilities

Syndicated Credit Facility

On April 9, 2014, we entered into an amended and restated credit facility with various financial institutions (the “Syndicated Credit Facility”).  The Syndicated Credit Facility is a four-year, $300.0 million secured senior credit facility available for letters of credit (“LOC”), with a sublimit of $100.0 million for revolving borrowings.  LOC and borrowings under the Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  The Syndicated Credit Facility contains customary representations, warranties and covenants.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of each Platinum entity under the Syndicated Credit Facility.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Other Letter of Credit Facilities

We have an LOC facility with a financial institution in the aggregate amount of $100.0 million available for the issuance of LOC to support reinsurance obligations of our reinsurance subsidiaries.  We also have the ability to request an uncommitted LOC facility of up to $150.0 million subject to agreement with the lender.

Platinum Bermuda has an uncommitted LOC facility of $125.0 million available for the issuance of LOC to support reinsurance obligations of Platinum Bermuda.  There was $17.1 million committed under this facility as of June 30, 2014.  Platinum Holdings has unconditionally guaranteed the obligations of Platinum Bermuda under this facility.

We had no revolving borrowings under the Syndicated Credit Facility during the six months ended June 30, 2014 and the year ended December 31, 2013.  The following table summarizes the outstanding LOC as of June 30, 2014 ($ in thousands):

	Credit Capacity	Letters of Credit Issued (1)	Credit Capacity Remaining
Syndicated Credit Facility	$300,000	$77,742	$222,258
Other LOC Facilities	375,000	39,781	335,219
Total	$675,000	$117,523	$557,477

(1)	Cash and cash equivalents of $141.7 million were held to collateralize LOC issued as of June 30, 2014.

The credit capacity of $675.0 million consists of $417.1 million of committed capacity and $257.9 million of uncommitted capacity.  The Company also has the ability to increase the Syndicated Credit Facility and other LOC facilities by up to $175.0 million subject to agreement with the lenders.

As of June 30, 2014, we were in compliance with all of the covenants under our credit facilities.

5.           Shareholders’ Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the consolidated balance sheets relates to unrealized gains and losses on available-for-sale securities, net of deferred taxes.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

The following table reconciles the beginning and ending balances for accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended June 30, 2014
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$87,434	$(12,875)	$74,559
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(19)	-	(19)
Change in net unrealized gains and losses on all other securities	18,976	(2,245)	16,731
Total change in net unrealized gains and losses	18,957	(2,245)	16,712

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(56)	-	(56)
Net impairment losses on investments	136	-	136
Total reclassifications to net income	80	-	80

Other comprehensive income (loss)	19,037	(2,245)	16,792
Balance, end of period	$106,471	$(15,120)	$91,351

	Three Months Ended June 30, 2013
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$151,517	$(20,414)	$131,103
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(200)	-	(200)
Change in net unrealized gains and losses on all other securities	(64,027)	6,963	(57,064)
Total change in net unrealized gains and losses	(64,227)	6,963	(57,264)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(12,968)	1,980	(10,988)
Net impairment losses on investments	1,516	-	1,516
Total reclassifications to net income	(11,452)	1,980	(9,472)

Other comprehensive income (loss)	(75,679)	8,943	(66,736)
Balance, end of period	$75,838	$(11,471)	$64,367

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30, 2014
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$57,982	$(9,898)	$48,084
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	15	-	15
Change in net unrealized gains and losses on all other securities	48,306	(5,222)	43,084
Total change in net unrealized gains and losses	48,321	(5,222)	43,099

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(56)	-	(56)
Net impairment losses on investments	224	-	224
Total reclassifications to net income	168	-	168

Other comprehensive income (loss)	48,489	(5,222)	43,267
Balance, end of period	$106,471	$(15,120)	$91,351

	Six Months Ended June 30, 2013
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$159,975	$(22,285)	$137,690
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(614)	11	(603)
Change in net unrealized gains and losses on all other securities	(58,217)	7,161	(51,056)
Total change in net unrealized gains and losses	(58,831)	7,172	(51,659)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(27,243)	3,675	(23,568)
Net impairment losses on investments	1,937	(33)	1,904
Total reclassifications to net income	(25,306)	3,642	(21,664)

Other comprehensive income (loss)	(84,137)	10,814	(73,323)
Balance, end of period	$75,838	$(11,471)	$64,367

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

The following table sets forth the amounts reclassified out of accumulated other comprehensive income and the location of those amounts in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Net realized gains on investments	$(56)	$(12,968)	$(56)	$(27,243)
Net impairment losses on investments	136	1,516	224	1,937

Income tax expense	$-	$1,980	$-	$3,642

Share Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on April 22, 2014, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During the three months ended June 30, 2014, in accordance with the share repurchase program, we repurchased 556,092 of our common shares in the open market for an aggregate cost of $35.0 million at a weighted average cost including commissions of $62.95 per share.  During the six months ended June 30, 2014 we repurchased 1,854,096 of our common shares in the open market for an aggregate cost of $110.8 million at a weighted average cost including commissions of $59.74 per share.  The shares we repurchased were canceled.

6.           Dividend Restrictions

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

The following table summarizes the dividend restrictions of our reinsurance subsidiaries ($ in thousands):

	2014	For the Six Months Ended June 30, 2014	June 30, 2014
	Dividend Capacity	Paid	Remaining
Platinum Bermuda	$264,320	$105,000	$159,320
Platinum US	25,572	-	25,572
Total	$289,892	$105,000	$184,892

Subsequent to June 30, 2014, Platinum Bermuda declared and paid a dividend of $50.0 million to Platinum Holdings.

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.

7.           Operating Segment Information

We have organized our worldwide reinsurance business into three operating segments: Property and Marine, Casualty and Finite Risk.  We believe that underwriting income or loss and related underwriting ratios allow for a more complete understanding of the profitability of our reinsurance operations and operating segments.  These measures are considered to be non-GAAP.  These non-GAAP measures may be defined or calculated differently by other companies.  These measures are used to monitor our results and should not be viewed as a substitute for those determined in accordance with U.S. GAAP.

Underwriting income or loss consists of net premiums earned less net losses and LAE and net underwriting expenses.  Net underwriting expenses include net acquisition expenses and operating costs related to underwriting.  Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, corporate expenses not allocated to underwriting segments, net foreign currency exchange gains or losses, interest expense, and other income and expense.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

The following table summarizes underwriting income or loss and related underwriting ratios for the three operating segments, together with a reconciliation of segment underwriting income (loss) to the U.S. GAAP measure of income before income taxes for the three and six months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended June 30, 2014
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$58,518	$54,806	$7,013	$120,337

Net premiums earned	55,528	61,555	7,742	124,825
Net losses and loss adjustment expenses	31,400	15,261	4,204	50,865
Net acquisition expenses	10,229	15,636	1,983	27,848
Other underwriting expenses	8,085	5,537	346	13,968
Segment underwriting income (loss)	$5,814	$25,121	$1,209	32,144

Net investment income				17,645
Net realized gains (losses) on investments				(596)
Net impairment losses on investments				(136)
Other income (expense)				1,194
Corporate expenses not allocated to segments				(7,466)
Net foreign currency exchange (losses) gains				(34)
Interest expense				(4,788)
Income before income taxes				$37,963

Underwriting ratios:
Net loss and loss adjustment expense	56.5%	24.8%	54.3%	40.7%
Net acquisition expense	18.4%	25.4%	25.6%	22.3%
Other underwriting expense	14.6%	9.0%	4.5%	11.2%
Combined	89.5%	59.2%	84.4%	74.2%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30, 2013
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$57,350	$79,711	$9,309	$146,370

Net premiums earned	58,832	75,629	8,472	142,933
Net losses and loss adjustment expenses	21,292	35,358	6,017	62,667
Net acquisition expenses	9,698	18,068	2,547	30,313
Other underwriting expenses	7,414	5,670	327	13,411
Segment underwriting income (loss)	$20,428	$16,533	$(419)	36,542

Net investment income				17,808
Net realized gains (losses) on investments				11,686
Net impairment losses on investments				(1,516)
Other income (expense)				(315)
Corporate expenses not allocated to segments				(6,307)
Net foreign currency exchange (losses) gains				859
Interest expense				(4,780)
Income before income taxes				$53,977

Underwriting ratios:
Net loss and loss adjustment expense	36.2%	46.8%	71.0%	43.8%
Net acquisition expense	16.5%	23.9%	30.1%	21.2%
Other underwriting expense	12.6%	7.5%	3.9%	9.4%
Combined	65.3%	78.2%	105.0%	74.4%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30, 2014
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$116,263	$126,480	$13,371	$256,114

Net premiums earned	108,720	127,272	15,106	251,098
Net losses and loss adjustment expenses	37,010	30,221	10,143	77,374
Net acquisition expenses	20,272	31,278	3,799	55,349
Other underwriting expenses	15,455	10,765	638	26,858
Segment underwriting income (loss)	$35,983	$55,008	$526	91,517

Net investment income				35,337
Net realized gains (losses) on investments				(1,111)
Net impairment losses on investments				(224)
Other income (expense)				2,711
Corporate expenses not allocated to segments				(12,859)
Net foreign currency exchange (losses) gains				153
Interest expense				(9,574)
Income before income taxes				$105,950

Underwriting ratios:
Net loss and loss adjustment expense	34.0%	23.7%	67.1%	30.8%
Net acquisition expense	18.6%	24.6%	25.1%	22.0%
Other underwriting expense	14.2%	8.5%	4.2%	10.7%
Combined	66.8%	56.8%	96.4%	63.5%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30, 2013
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$116,777	$150,555	$13,803	$281,135

Net premiums earned	110,684	146,424	12,678	269,786
Net losses and loss adjustment expenses	7,087	65,001	4,577	76,665
Net acquisition expenses	17,925	34,317	8,290	60,532
Other underwriting expenses	14,746	11,393	660	26,799
Segment underwriting income (loss)	$70,926	$35,713	$(849)	105,790

Net investment income				36,352
Net realized gains (losses) on investments				25,004
Net impairment losses on investments				(1,937)
Other income (expense)				1,077
Corporate expenses not allocated to segments				(12,224)
Net foreign currency exchange (losses) gains				1,079
Interest expense				(9,559)
Income before income taxes				$145,582

Underwriting ratios:
Net loss and loss adjustment expense	6.4%	44.4%	36.1%	28.4%
Net acquisition expense	16.2%	23.4%	65.4%	22.4%
Other underwriting expense	13.3%	7.8%	5.2%	9.9%
Combined	35.9%	75.6%	106.7%	60.7%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

8.           Earnings Per Common Share

The following is a reconciliation of basic and diluted earnings per common share computations for the three and six months ended June 30, 2014 and 2013 ($ and amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Earnings
Basic and Diluted
Net income attributable to common shareholders	$36,180	$49,854	$99,915	$136,370
Portion allocated to participating common shareholders (1)	-	(113)	-	(304)
Net income allocated to common shareholders	$36,180	$49,741	$99,915	$136,066

Common Shares
Basic
Weighted average common shares outstanding	26,577	30,571	27,167	31,467
Diluted
Weighted average common shares outstanding	26,577	30,571	27,167	31,467
Effect of dilutive securities:
Common share options	55	155	53	191
Restricted share units	296	244	296	246
Adjusted weighted average common shares outstanding	26,928	30,970	27,516	31,904

Earnings Per Common Share
Basic earnings per common share	$1.36	$1.63	$3.68	$4.32
Diluted earnings per common share	$1.34	$1.61	$3.63	$4.26

(1)
Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plans that are considered to be participating securities.  There were no restricted shares outstanding for the three and six months ended June 30, 2014.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

9.           Condensed Consolidating Financial Information

Platinum Holdings fully and unconditionally guarantees the $250.0 million of debt obligations issued by its 100%-owned subsidiary Platinum Finance.

The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 ($ in thousands):

Condensed Consolidating Balance Sheet
June 30, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$45,130	$2,022,432	$-	$2,067,562
Investment in subsidiaries	1,707,610	643,344	617,351	(2,968,305)	-
Cash and cash equivalents	69,518	179,299	1,112,913	-	1,361,730
Reinsurance assets	-	-	259,939	-	259,939
Inter-company receivables	11,274	-	350	(11,624)	-
Other assets	1,582	1,343	132,560	-	135,485
Total assets	$1,789,984	$869,116	$4,145,545	$(2,979,929)	$3,824,716
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$-	$-	$1,745,258	$-	$1,745,258
Debt obligations	-	250,000	-	-	250,000
Inter-company payables	-	92	11,532	(11,624)	-
Other liabilities	12,115	1,673	37,801	-	51,589
Total liabilities	$12,115	$251,765	$1,794,591	$(11,624)	$2,046,847

Shareholders’ Equity
Common shares	$264	$-	$8,000	$(8,000)	$264
Additional paid-in capital	-	215,667	2,024,903	(2,240,570)	-
Accumulated other comprehensive income	91,351	28,079	119,419	(147,498)	91,351
Retained earnings	1,686,254	373,605	198,632	(572,237)	1,686,254
Total shareholders’ equity	$1,777,869	$617,351	$2,350,954	$(2,968,305)	$1,777,869
Total liabilities and shareholders’ equity	$1,789,984	$869,116	$4,145,545	$(2,979,929)	$3,824,716

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$124,825	$-	$124,825
Net investment income (expense)	2	(46)	17,689	-	17,645
Net realized gains (losses) on investments	-	-	(596)	-	(596)
Net impairment losses on investments	-	-	(136)	-	(136)
Other income (expense)	1,010	-	184	-	1,194
Total revenue	1,012	(46)	141,966	-	142,932

Expenses:
Net losses and loss adjustment expenses	-	-	50,865	-	50,865
Net acquisition expenses	-	-	27,848	-	27,848
Operating expenses	7,335	88	14,011	-	21,434
Net foreign currency exchange losses (gains)	-	-	34	-	34
Interest expense	-	4,788	-	-	4,788
Total expenses	7,335	4,876	92,758	-	104,969
Income (loss) before income taxes	(6,323)	(4,922)	49,208	-	37,963
Income tax expense (benefit)	-	(1,638)	3,421	-	1,783
Income (loss) before equity in earnings of subsidiaries	(6,323)	(3,284)	45,787	-	36,180
Equity in earnings of subsidiaries	42,503	9,377	6,093	(57,973)	-
Net income	$36,180	$6,093	$51,880	$(57,973)	$36,180

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$142,933	$-	$142,933
Net investment income (expense)	9	(8)	17,807	-	17,808
Net realized gains (losses) on investments	-	-	11,686	-	11,686
Net impairment losses on investments	-	-	(1,516)	-	(1,516)
Other income (expense)	716	-	(1,031)	-	(315)
Total revenue	725	(8)	169,879	-	170,596

Expenses:
Net losses and loss adjustment expenses	-	-	62,667	-	62,667
Net acquisition expenses	-	-	30,313	-	30,313
Operating expenses	6,175	39	13,504	-	19,718
Net foreign currency exchange losses (gains)	-	-	(859)	-	(859)
Interest expense	-	4,780	-	-	4,780
Total expenses	6,175	4,819	105,625	-	116,619
Income (loss) before income taxes	(5,450)	(4,827)	64,254	-	53,977
Income tax expense (benefit)	-	(1,608)	5,731	-	4,123
Income (loss) before equity in earnings of subsidiaries	(5,450)	(3,219)	58,523	-	49,854
Equity in earnings of subsidiaries	55,304	11,363	8,144	(74,811)	-
Net income	$49,854	$8,144	$66,667	$(74,811)	$49,854

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$251,098	$-	$251,098
Net investment income (expense)	12	(93)	35,418	-	35,337
Net realized gains (losses) on investments	-	-	(1,111)	-	(1,111)
Net impairment losses on investments	-	-	(224)	-	(224)
Other income (expense)	2,533	-	178	-	2,711
Total revenue	2,545	(93)	285,359	-	287,811

Expenses:
Net losses and loss adjustment expenses	-	-	77,374	-	77,374
Net acquisition expenses	-	-	55,349	-	55,349
Operating expenses	13,301	122	26,294	-	39,717
Net foreign currency exchange losses (gains)	-	-	(153)	-	(153)
Interest expense	-	9,574	-	-	9,574
Total expenses	13,301	9,696	158,864	-	181,861
Income (loss) before income taxes	(10,756)	(9,789)	126,495	-	105,950
Income tax expense (benefit)	-	(3,292)	9,327	-	6,035
Income (loss) before equity in earnings of subsidiaries	(10,756)	(6,497)	117,168	-	99,915
Equity in earnings of subsidiaries	110,671	22,729	16,232	(149,632)	-
Net income	$99,915	$16,232	$133,400	$(149,632)	$99,915

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$269,786	$-	$269,786
Net investment income (expense)	22	(30)	36,360	-	36,352
Net realized gains (losses) on investments	-	-	25,004	-	25,004
Net impairment losses on investments	-	-	(1,937)	-	(1,937)
Other income (expense)	4,845	4	(3,772)	-	1,077
Total revenue	4,867	(26)	325,441	-	330,282

Expenses:
Net losses and loss adjustment expenses	-	-	76,665	-	76,665
Net acquisition expenses	-	-	60,532	-	60,532
Operating expenses	11,801	73	27,149	-	39,023
Net foreign currency exchange losses (gains)	-	-	(1,079)	-	(1,079)
Interest expense	-	9,559	-	-	9,559
Total expenses	11,801	9,632	163,267	-	184,700
Income (loss) before income taxes	(6,934)	(9,658)	162,174	-	145,582
Income tax expense (benefit)	-	(3,196)	12,408	-	9,212
Income (loss) before equity in earnings of subsidiaries	(6,934)	(6,462)	149,766	-	136,370
Equity in earnings of subsidiaries	143,304	34,293	27,831	(205,428)	-
Net income	$136,370	$27,831	$177,597	$(205,428)	$136,370

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$36,180	$6,093	$51,880	$(57,973)	$36,180
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	(19)	-	(19)
Change in net unrealized gains and losses on all other securities	-	12	18,964	-	18,976
Total change in net unrealized gains and losses	-	12	18,945	-	18,957

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(56)	-	(56)
Net impairment losses on investments	-	-	136	-	136
Total reclassifications to net income	-	-	80	-	80

Other comprehensive income (loss) before income taxes	-	12	19,025	-	19,037
Income tax benefit (expense)	-	(4)	(2,241)	-	(2,245)
Other comprehensive income (loss)	-	8	16,784	-	16,792
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	16,792	4,160	4,168	(25,120)	-
Comprehensive income (loss)	$52,972	$10,261	$72,832	$(83,093)	$52,972

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$99,915	$16,232	$133,400	$(149,632)	$99,915
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	15	-	15
Change in net unrealized gains and losses on all other securities	-	12	48,294	-	48,306
Total change in net unrealized gains and losses	-	12	48,309	-	48,321

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(56)	-	(56)
Net impairment losses on investments	-	-	224	-	224
Total reclassifications to net income	-	-	168	-	168

Other comprehensive income (loss) before income taxes	-	12	48,477	-	48,489
Income tax benefit (expense)	-	(4)	(5,218)	-	(5,222)
Other comprehensive income (loss)	-	8	43,259	-	43,267
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	43,267	9,689	9,697	(62,653)	-
Comprehensive income (loss)	$143,182	$25,929	$186,356	$(212,285)	$143,182

(1)	Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(8,803)	$(6,514)	$16,983	$(247)	$1,419

Investing Activities:
Proceeds from sales of:
Fixed maturity available-for-sale securities	-	-	1,655	-	1,655
Short-term investments	-	-	6,613	-	6,613
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	21	68,276	-	68,297
Short-term investments	-	-	83,436	-	83,436
Acquisitions of:
Fixed maturity available-for-sale securities	-	(45,026)	(45,000)	-	(90,026)
Short-term investments	-	-	(61,852)	-	(61,852)
Dividends from subsidiaries	105,000	-	-	(105,000)	-
Net cash provided by (used in) investing activities	105,000	(45,005)	53,128	(105,000)	8,123

Financing Activities:
Dividends paid to common shareholders	(4,321)	-	(105,000)	105,000	(4,321)
Repurchase of common shares	(110,760)	-	-	-	(110,760)
Proceeds from share-based compensation, including income tax benefits	-	-	-	247	247
Net cash provided by (used in) financing activities	(115,081)	-	(105,000)	105,247	(114,834)

Effect of foreign currency exchange rate changes on cash and cash equivalents	-	-	2,604	-	2,604
Net increase (decrease) in cash and cash equivalents	(18,884)	(51,519)	(32,285)	-	(102,688)
Cash and cash equivalents at beginning of period	88,402	230,818	1,145,198	-	1,464,418
Cash and cash equivalents at end of period	$69,518	$179,299	$1,112,913	$-	$1,361,730

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2014 and 2013

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(9,845)	$(5,324)	$(33,944)	$-	$(49,113)

Investing Activities:
Proceeds from sales of:
Fixed maturity available-for-sale securities	-	-	203,571	-	203,571
Short-term investments	-	-	11,857	-	11,857
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	36	93,039	-	93,075
Short-term investments	-	-	176,568	-	176,568
Acquisitions of:
Fixed maturity available-for-sale securities	-	-	(218,111)	-	(218,111)
Short-term investments	-	-	(97,705)	-	(97,705)
Dividends from subsidiaries	162,500	-	-	(162,500)	-
Acquisitions of furniture, equipment and other assets	(191)	-	(3,614)	-	(3,805)
Net cash provided by (used in) investing activities	162,309	36	165,605	(162,500)	165,450

Financing Activities:
Dividends paid to common shareholders	(4,921)	-	(162,500)	162,500	(4,921)
Repurchase of common shares	(224,233)	-	-	-	(224,233)
Proceeds from share-based compensation, including income tax benefits	14,144	-	-	-	14,144
Net cash provided by (used in) financing activities	(215,010)	-	(162,500)	162,500	(215,010)

Effect of foreign currency exchange rate changes on cash and cash equivalents	-	-	(12,261)	-	(12,261)
Net increase (decrease) in cash and cash equivalents	(62,546)	(5,288)	(43,100)	-	(110,934)
Cash and cash equivalents at beginning of period	70,604	152,122	1,497,669	-	1,720,395
Cash and cash equivalents at end of period	$8,058	$146,834	$1,454,569	$-	$1,609,461

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 (this “Form 10-Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).  This Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Please see Item 1A, “Risk Factors”, in our 2013 Form 10-K and the “Note on Forward-Looking Statements” below.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As of June 30, 2014, our capital resources of $2.0 billion consisted of $1.8 billion of common shareholders’ equity and $250.0 million of debt obligations. Investable assets, consisting of investments, cash and cash equivalents, accrued investment income and net balances due from brokers, were $3.5 billion as of June 30, 2014.  Our net income was $36.2 million and $99.9 million for the three and six months ended June 30, 2014, respectively.  Our net premiums written were $120.3 million and $256.1 million for the three and six months ended June 30, 2014, respectively.  Book value per share was $67.38 as of June 30, 2014, an increase of 3.1% from $65.35 as of March 31, 2014 and an increase of 8.6% from $62.07 as of December 31, 2013.

Current Outlook

The mid-year underwriting period reflected deteriorating conditions for all lines of business and proved challenging to find attractively priced reinsurance opportunities.  We anticipate that the remainder of 2014 will be characterized by ample capacity for insurance and reinsurance risk making it difficult to find adequately priced business.

We generally expect property catastrophe reinsurance rates for peak zones and perils to remain acceptable for the balance of the year.  Due to the significant capital available to support catastrophe exposed risks, we anticipate continued downward pressure on pricing for this segment.  We currently expect that the portfolio of business we write in our Property and Marine segment during 2014 will be similar to our current in-force book of business.  We also expect that our Property and Marine segment will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

Competition remains strong for casualty business and many treaties do not meet our pricing standards.  We currently expect abundant casualty insurance and reinsurance capacity and we anticipate continued downward pressure on risk adjusted profitability for this segment.

Reflecting a continued lack of demand for finite risk covers, we expect to write a relatively small portfolio of business in our Finite Risk segment in 2014.

Absent major events in the insurance or capital markets, we expect continued downward pressure on overall rate adequacy.  We will continue emphasizing profitability over market share while seeking to maintain a position in larger markets by participating on the most attractive business available.

Since our inception, our financial performance has been supported by investment returns from fixed income assets of high credit quality and moderate interest rate risk.  Over that same time frame, while we have maintained a low risk investment portfolio, the portfolios of other market participants have migrated toward a higher risk and higher expected return model.  Companies have made significant allocations to public and private equities and alternative strategies.  We continue to explore higher risk/higher return investment strategies and anticipate allocating funds to this purpose by year-end.

Based on our current reserve position, net in-force portfolio, asset portfolio, and underwriting prospects for the near term, we believe that we are well capitalized with a comfortable margin above the rating agency targets for a company with our ratings.  If the business performs as expected, we anticipate our capital cushion would grow over time.  Under those conditions, we would have the financial flexibility to expand our underwriting, hold riskier assets and repurchase our common shares.  Our decision-making will be guided by the risk adjusted pricing prevailing in the reinsurance and financial markets at the time.

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

Underwriting Income (Loss) and Ratios

We believe that underwriting income or loss and related underwriting ratios allow for a more complete understanding of the profitability of our reinsurance operations and operating segments.  Underwriting income or loss consists of net premiums earned less net losses and LAE and net underwriting expenses.  Net underwriting expenses include net acquisition expenses and operating costs related to underwriting.  Underwriting income or loss excludes revenues and expenses related to net investment income, net realized gains or losses on investments, net impairment losses on investments, corporate expenses not allocated to underwriting operations, net foreign currency exchange gains or losses, interest expense and other income and expense.

Underwriting ratios are calculated for net losses and LAE, net acquisition expense and other underwriting expense.  The ratios are calculated by dividing the related expense by net earned premiums.  The combined ratio is the sum of the net losses and LAE, net acquisition expense and other underwriting expense ratios.

Segment underwriting income or loss is reconciled to the U.S. GAAP measure of income or loss before income taxes in Note 7 to the “Consolidated Financial Statements” in this Form 10-Q.

Book Value and Fully Converted Book Value per Common Share

The following summary sets forth the calculation of book value and fully converted book value per common share as of June 30, 2014, March 31, 2014 and December 31, 2013 ($ and amounts in thousands, except per share amounts):

	June 30,	March 31,	December 31,
	2014	2014	2013
Market price per share at period end	$64.85	$60.10	$61.28

Shareholders' equity	$1,777,869	$1,759,943	$1,746,707
Add: Proceeds from exercise of share options	4,994	4,994	4,994
Shareholders' equity - diluted	$1,782,863	$1,764,937	$1,751,701

Basic common shares outstanding	26,385	26,933	28,143
Add: Common share options (1)	148	148	148
Add: Restricted share units	554	553	598
Diluted common shares outstanding	27,087	27,634	28,889

Book value per common share
Book value per common share	$67.38	$65.35	$62.07
Fully converted book value per common share	$65.82	$63.87	$60.64

(1)	Options with an exercise price below the market price per share at period end.

Results of Operations

Three Months Ended June 30, 2014 as Compared with the Three Months Ended June 30, 2013

In discussing our Results of Operations, we refer to the financial measures net losses from major catastrophes and net favorable or unfavorable development.

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

Net income and diluted earnings per common share for the three months ended June 30, 2014 and 2013 were as follows ($ and amounts in thousands, except diluted earnings per common share):

	Three Months Ended
	June 30,
	2014	2013
Underwriting income	$32,144	$36,542
Net investment income	17,645	17,808
Net realized gains (losses) on investments	(596)	11,686
Net impairment losses on investments	(136)	(1,516)
Other revenues (expenses)	(11,094)	(10,543)
Income before income taxes	37,963	53,977
Income tax expense	(1,783)	(4,123)
Net income	$36,180	$49,854
Weighted average shares outstanding - diluted	26,928	30,970
Diluted earnings per common share	$1.34	$1.61

The decrease in net income for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013 was primarily due to decreases in net realized gains on investments and underwriting income.  The decrease in diluted earnings per common share was due to the decrease in net income, partially offset by a decrease in the diluted weighted average shares outstanding.  The decrease in the diluted weighted average shares outstanding related to share repurchases during the last twelve months.

Underwriting Results

Net underwriting income was $32.1 million and $36.5 million for the three months ended June 30, 2014 and 2013, respectively.  Although there was a reduction in net losses from current year major catastrophe events for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013, net underwriting income decreased as there was a decrease in net favorable development and we experienced an increase in losses from non-major catastrophe events.

There were no net losses from current year major catastrophes for the three months ended June 30, 2014 as compared with net losses from current year major catastrophes of $18.6 million for the three months ended June 30, 2013.  Net favorable development was $28.6 million and $44.1 million for the three months ended June 30, 2014 and 2013, respectively.

The following discussion and analysis reviews our underwriting results by operating segment.

Property and Marine

The following table sets forth underwriting results, ratios and the period over period change for the Property and Marine segment for the three months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended June 30,
	2014	2013	Increase (decrease)
Gross premiums written	$59,692	$58,841	$851
Ceded premiums written	1,174	1,491	(317)
Net premiums written	58,518	57,350	1,168
Net premiums earned	55,528	58,832	(3,304)
Net losses and LAE	31,400	21,292	10,108
Net acquisition expenses	10,229	9,698	531
Other underwriting expenses	8,085	7,414	671
Property and Marine segment underwriting income	$5,814	$20,428	$(14,614)

Underwriting ratios:
Net loss and LAE	56.5%	36.2%	20.3 points
Net acquisition expense	18.4%	16.5%	1.9 points
Other underwriting expense	14.6%	12.6%	2.0 points
Combined	89.5%	65.3%	24.2 points

The Property and Marine segment underwriting income decreased by $14.6 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.  The decrease was primarily due to net unfavorable development for the three months ended June 30, 2014 as compared with net favorable development for the three months ended June 30, 2013, partially offset by a decrease in net losses from current year major catastrophes.  We also experienced an increase in losses from non-major catastrophe events for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.

Net unfavorable development was $2.6 million for the three months ended June 30, 2014 and net favorable development was $22.2 million for the three months ended June 30, 2013.

There were no net losses from current year major catastrophes for the three months ended June 30, 2014 as compared with net losses from current year major catastrophes of $18.6 million for the three months ended June 30, 2013.

Net Premiums Written and Earned

The Property and Marine segment generated 48.6% and 39.2% of our net premiums written for the three months ended June 30, 2014 and 2013, respectively.

The Property and Marine segment gross premiums written increased by $0.9 million, and by $2.4 million excluding reinstatement premiums written related to major catastrophes, for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.  Gross premiums written were relatively unchanged as an increase in North American property proportional business was partially offset by a decrease in international property catastrophe business.

Net premiums earned decreased by $3.3 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013, primarily as a result of decreases in net premiums written in prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

The following table sets forth the components of net losses and LAE for the three months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended June 30,
	2014	2013
Current year major catastrophes	$-	$(20,104)
Prior years’ favorable (unfavorable) loss development	(1,977)	24,491
Calendar year losses, excluding prior years’ loss development	(29,423)	(25,679)
Net losses and LAE	$(31,400)	$(21,292)

Current Year Major Catastrophe Losses

There were no net losses from current year major catastrophes for the three months ended June 30, 2014.  Net losses from current year major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 34.1 points for the three months ended June 30, 2013.

The following table sets forth the components of pre-tax net losses from 2013 major catastrophes for the three months ended June 30, 2013 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
Floods in central and eastern Europe, primarily in Germany	$(16,182)	$1,527	$(14,655)
PCS 14 - tornadoes in the U.S. Midwest, primarily Oklahoma	(3,922)	11	(3,911)
Total	$(20,104)	$1,538	$(18,566)

Any development of losses related to 2013 major catastrophes subsequent to December 31, 2013 is included in prior years’ loss development in the major catastrophes class of business for the three months ended June 30, 2014.

Prior Years’ Loss Development

The Property and Marine segment net unfavorable loss development was $2.0 million for the three months ended June 30, 2014 and net favorable loss development was $24.5 million for the three months ended June 30, 2013.  Net unfavorable loss development and related premium adjustments increased the net loss and LAE ratio by 4.0 points and net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 38.5 points for the three months ended June 30, 2014 and 2013, respectively.  Net favorable loss development for the three months ended June 30, 2013 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended June 30, 2014 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
Marine, aviation and satellite	$(6,739)	$(4)	$(231)	$(6,974)
Crop	1,272	(22)	-	1,250
Major catastrophes	1,658	(1)	(450)	1,207
Other	1,832	(149)	189	1,872
Total	$(1,977)	$(176)	$(492)	$(2,645)

Net unfavorable development in the marine, aviation and satellite class resulted primarily from an increase of $8.9 million in our estimate of ultimate losses related to the 2012 grounding and ongoing wreck removal of the cruise ship Costa Concordia.  Net favorable development in the crop class arose primarily from the 2013 underwriting year.  Net favorable development in the major catastrophes class arose primarily from 2011 and 2012 events, partially offset by net unfavorable development from 2010 events.

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

Net favorable development in the major catastrophes class resulted primarily from Hurricane Sandy and the Tohoku earthquake as well as marine losses from Hurricanes Katrina and Ike.  Net favorable development in the property per risk class arose primarily from the 2006 and 2012 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2011 and 2012 underwriting years. Net unfavorable development in the property proportional class arose primarily from one contract in the 2007 underwriting year.

Calendar Year Losses – Excluding Current Year Major Catastrophes and Prior Years’ Loss Development

The Property and Marine segment calendar year losses, excluding current year major catastrophes and prior years’ loss development, were $29.4 million and $25.7 million for the three months ended June 30, 2014 and 2013, respectively.  The calendar year loss ratios, excluding current year major catastrophes and prior years’ loss development, were 52.5% and 43.0% for the three months ended June 30, 2014 and 2013, respectively.  The increase in calendar year losses and the calendar year loss ratio resulted primarily from an increase in losses of $5.5 million from non-major catastrophe events in 2014 as compared with 2013.

Net Acquisition Expenses

The Property and Marine segment net acquisition expenses were $10.2 million and $9.7 million for the three months ended June 30, 2014 and 2013, respectively.  The net acquisition expense ratios were 18.4% and 16.5% for the three months ended June 30, 2014 and 2013, respectively.  The increase in the net acquisition expenses and net acquisition expense ratios for the three months ended June 30, 2014 as compared with the same period in 2013 was primarily due to an increase in North American property proportional business which has a higher acquisition expense ratio than the remainder of the segment and a reduction in international property catastrophe business which has a lower acquisition expense ratio than the remainder of the segment.

Other Underwriting Expenses

The Property and Marine segment other underwriting expenses were $8.1 million and $7.4 million for the three months ended June 30, 2014 and 2013, respectively.

Casualty

The following table sets forth underwriting results, ratios and the period over period change for the Casualty segment for the three months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended June 30,
	2014	2013	Increase (decrease)
Net premiums written	$54,806	$79,711	$(24,905)
Net premiums earned	61,555	75,629	(14,074)
Net losses and LAE	15,261	35,358	(20,097)
Net acquisition expenses	15,636	18,068	(2,432)
Other underwriting expenses	5,537	5,670	(133)
Casualty segment underwriting income	$25,121	$16,533	$8,588

Underwriting ratios:
Net loss and LAE	24.8%	46.8%	(22.0) points
Net acquisition expense	25.4%	23.9%	1.5 points
Other underwriting expense	9.0%	7.5%	1.5 points
Combined	59.2%	78.2%	(19.0) points

The Casualty segment underwriting income increased by $8.6 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013, primarily due to an increase in net favorable development.   Net favorable development was $30.4 million and $22.2 million for the three months ended June 30, 2014 and 2013, respectively.

Net Premiums Written and Earned

The Casualty segment generated 45.5% and 54.5% of our net premiums written for the three months ended June 30, 2014 and 2013, respectively.

The Casualty segment net premiums written decreased by $24.9 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.  Net premiums written reflected a decrease to prior years’ premium estimates of $2.8 million for the three months ended June 30, 2014 and an increase to prior years’ premium estimates of $13.2 million for the three months ended June 30, 2013.  Excluding the impact of changes to prior years’ premium estimates, net premiums written decreased by $8.9 million, primarily as a result of a decrease in North American excess-of-loss business written.

The Casualty segment net premiums earned decreased by $14.1 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.  Net premiums earned reflected a decrease to prior years’ premium estimates of $3.1 million for the three months ended June 30, 2014 and an increase to prior years’ premium estimates of $6.7 million for the three months ended June 30, 2013.  Excluding the impact of changes to prior years’ premium estimates, net premiums earned decreased by $4.3 million as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

The following table sets forth the components of net losses and LAE for the three months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended June 30,
	2014	2013
Prior years’ favorable loss development	$30,206	$21,956
Calendar year losses, excluding prior years’ loss development	(45,467)	(57,314)
Net losses and LAE	$(15,261)	$(35,358)

Prior Years’ Loss Development

The Casualty segment net favorable loss development was $30.2 million and $22.0 million for the three months ended June 30, 2014 and 2013, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 49.1 points and 28.8 points for the three months ended June 30, 2014 and 2013, respectively.  Net favorable loss development for the three months ended June 30, 2014 and 2013 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended June 30, 2014 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
North American umbrella	$16,405	$-	$-	$16,405
North American claims made	11,246	(140)	-	11,106
International casualty	3,836	132	(221)	3,747
North American clash	1,720	(4)	76	1,792
North American occurrence	(4,690)	70	16	(4,604)
Other	1,689	97	134	1,920
Total	$30,206	$155	$5	$30,366

Net favorable development in the North American umbrella class arose from the 2003 through 2010 underwriting years.  A change in loss development patterns contributed $5.9 million to the net favorable development in this class.  Net favorable development in the North American claims made class arose primarily from the 2005 through 2011 underwriting years, partially offset by a change in loss development patterns that resulted in $9.4 million of net unfavorable development.  Net favorable development in the international casualty and North American clash classes arose from most prior underwriting years.  Net unfavorable development in the North American occurrence class resulted primarily from construction related claims from the 2004 through 2006 underwriting years and automobile claims in the 2013 underwriting year.  A change in loss development patterns resulted in $0.8 million of favorable development in this class.

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

Calendar Year Losses – Excluding Prior Years’ Loss Development

The Casualty segment calendar year losses, excluding prior years’ loss development, were $45.5 million and $57.3 million for the three months ended June 30, 2014 and 2013, respectively.  The calendar year loss ratios, excluding prior years’ loss development, were 73.9% and 75.6% for the three months ended June 30, 2014 and 2013, respectively.  The decrease in calendar year loss ratios, excluding prior years’ development, was primarily due to lower initial expected loss ratio estimates in the current year for several North American casualty classes, as we lowered our estimates beginning in the second half of 2013 as a result of better than expected historical loss experience.  Calendar year losses and related loss ratios, excluding prior years’ loss development, were also impacted by changes in the mix of business.

Net Acquisition Expenses

The Casualty segment net acquisition expenses were $15.6 million and $18.1 million for the three months ended June 30, 2014 and 2013, respectively.  The net acquisition expense ratios were 25.4% and 23.9% for the three months ended June 30, 2014 and 2013, respectively.  The decrease in net acquisition expenses was due to a decrease in earned premiums and the increase in the net acquisition expense ratio was the result of increases in ceding commissions.  Net acquisition expense ratios were also impacted by changes in the mix of business for the three months ended June 30, 2014 as compared with the same period in 2013.

Other Underwriting Expenses

The Casualty segment other underwriting expenses were $5.5 million and $5.7 million for the three months ended June 30, 2014 and 2013, respectively.

Finite Risk

The following table sets forth underwriting results, ratios and the period over period change for the Finite Risk segment for the three months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended June 30,
	2014	2013	Increase (decrease)
Net premiums written	$7,013	$9,309	$(2,296)
Net premiums earned	7,742	8,472	(730)
Net losses and LAE	4,204	6,017
Net acquisition expenses	1,983	2,547
Net losses, LAE and acquisition expenses	6,187	8,564	(2,377)
Other underwriting expenses	346	327	19
Finite Risk segment underwriting income (loss)	$1,209	$(419)	$1,628

Underwriting ratios:
Net loss and LAE	54.3%	71.0%
Net acquisition expense	25.6%	30.1%
Net loss, LAE and acquisition expense	79.9%	101.1%	(21.2) points
Other underwriting expense	4.5%	3.9%	0.6 points
Combined	84.4%	105.0%	(20.6) points

During the three months ended June 30, 2014 and 2013, the in-force Finite Risk portfolio consisted of one contract.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the small amount of premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

Net Premiums Written and Earned

The Finite Risk segment generated 5.9% and 6.3% of our net premiums written for the three months ended June 30, 2014 and 2013, respectively.

The decreases in net premiums written and net premiums earned for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013 were attributable to decreases in the premium on the single contract currently in-force in 2014 as compared with the same period in 2013.

Net Losses, LAE and Acquisition Expenses

The Finite Risk segment net losses, LAE and acquisition expenses decreased by $2.4 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013, primarily due to a decrease in net premiums earned.  Net favorable development was $0.9 million for the three months ended June 30, 2014 and net unfavorable development was $0.3 million for the three months ended June 30, 2013.

Non-Underwriting Results

Net Investment Income

Net investment income was $17.6 million and $17.8 million for the three months ended June 30, 2014 and 2013, respectively.  Net investment income was relatively unchanged as the reduction in the average book value of our investments and cash and cash equivalents was offset by an increase in average book yield for the three months ended June 30, 2014 as compared with the same period in 2013.  The average book yield for the portfolio of total investments and cash and cash equivalents was 2.1% for the three months ended June 30, 2014 as compared with 2.0% for the three months ended June 30, 2013.

Net Realized Gains (Losses) on Investments

Net realized losses on investments were $0.6 million for the three months ended June 30, 2014 and net realized gains on investments were $11.7 million for the three months ended June 30, 2013.  Net realized losses for the three months ended June 30, 2014 were primarily due to fair value adjustments on our fixed maturity trading securities.

Sales of investments resulted in net realized gains of $13.0 million for the three months ended June 30, 2013, which included $5.4 million of net realized gains from the sale of corporate bonds, $4.8 million of net realized gains from the sale of municipal bonds and $2.5 million of net realized gains from the sale of commercial mortgage-backed securities (“CMBS”).  Net realized gains for the three months ended June 30, 2013 were negatively impacted by fair value adjustments on our fixed maturity trading securities of $1.3 million.

Net Impairment Losses on Investments

Net impairment losses on investments were $0.1 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively.  Net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended
	June 30,
	2014	2013
Other income (expense)	$1,194	$(315)
Operating expenses not allocated to segments	(7,466)	(6,307)
Net foreign currency exchange (losses) gains	(34)	859
Interest expense	(4,788)	(4,780)
Other revenues (expenses)	$(11,094)	$(10,543)

Other income (expense) related primarily to changes in the fair value on our reinsurance deposit assets resulting in income of $1.2 million for the three months ended June 30, 2014 and a loss of $0.1 million for the three months ended June 30, 2013.

Operating expenses not allocated to segments were $7.5 million and $6.3 million for the three months ended June 30, 2014 and 2013, respectively.  The increase was attributable to higher professional fees in 2014 as compared with the same period in 2013.

Interest expense was $4.8 million for both the three months ended June 30, 2014 and 2013 and related to our $250.0 million of debt obligations.

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

Income tax expense was $1.8 million and $4.1 million for the three months ended June 30, 2014 and 2013, respectively.  Our effective tax rate was 4.7% and 7.6% for the three months ended June 30, 2014 and 2013, respectively.

Pre-tax income was $30.1 million and $7.9 million in our Bermuda and U.S. companies, respectively, for the three months ended June 30, 2014.  Pre-tax income was $41.7 million and $12.3 million in our Bermuda and U.S. companies, respectively, for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 as Compared with the Six Months Ended June 30, 2013

Net income and diluted earnings per common share for the six months ended June 30, 2014 and 2013 were as follows ($ and amounts in thousands, except diluted earnings per common share):

	Six Months Ended
	June 30,
	2014	2013
Underwriting income	$91,517	$105,790
Net investment income	35,337	36,352
Net realized gains (losses) on investments	(1,111)	25,004
Net impairment losses on investments	(224)	(1,937)
Other revenues (expenses)	(19,569)	(19,627)
Income before income taxes	105,950	145,582
Income tax expense	(6,035)	(9,212)
Net income	$99,915	$136,370
Weighted average shares outstanding - diluted	27,516	31,904
Diluted earnings per common share	$3.63	$4.26

The decrease in net income for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013 was primarily due to decreases in net realized gains on investments and underwriting income. The decrease in diluted earnings per common share was due to the decrease in net income, partially offset by a decrease in the diluted weighted average shares outstanding.  The decrease in the diluted weighted average shares outstanding related to share repurchases during the last twelve months.

Underwriting Results

Net underwriting income was $91.5 million and $105.8 million for the six months ended June 30, 2014 and 2013, respectively.  The decrease in net underwriting income was primarily due to a decrease in net favorable development, partially offset by a decrease in net losses from current year major catastrophes.  In addition, we experienced an increase in losses from non-major catastrophe events for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.

Net favorable development was $75.6 million and $98.6 million for the six months ended June 30, 2014 and 2013, respectively.  There were no net losses from current year major catastrophes for the six months ended June 30, 2014  as compared with net losses from current year major catastrophes of $18.6 million for the six months ended June 30, 2013.

The following discussion and analysis reviews our underwriting results by operating segment.

Property and Marine

The following table sets forth underwriting results, ratios and the period over period change for the Property and Marine segment for the six months ended June 30, 2014 and 2013 ($ in thousands):

	Six Months Ended June 30,
	2014	2013	Increase (decrease)
Gross premiums written	$118,961	$118,318	$643
Ceded premiums written	2,698	1,541	1,157
Net premiums written	116,263	116,777	(514)
Net premiums earned	108,720	110,684	(1,964)
Net losses and LAE	37,010	7,087	29,923
Net acquisition expenses	20,272	17,925	2,347
Other underwriting expenses	15,455	14,746	709
Property and Marine segment underwriting income	$35,983	$70,926	$(34,943)

Underwriting ratios:
Net loss and LAE	34.0%	6.4%	27.6 points
Net acquisition expense	18.6%	16.2%	2.4 points
Other underwriting expense	14.2%	13.3%	0.9 points
Combined	66.8%	35.9%	30.9 points

The Property and Marine segment underwriting income decreased by $34.9 million for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013, primarily due to a decrease in net favorable development, partially offset by a decrease in net losses from current year major catastrophes.  We also experienced an increase in losses from non-major catastrophe events for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.

Net favorable development was $11.3 million and $52.3 million for the six months ended June 30, 2014 and 2013, respectively.

There were no net losses from current year major catastrophes for the six months ended June 30, 2014 as compared with net losses from current year major catastrophes of $18.6 million for the six months ended June 30, 2013.

Net Premiums Written and Earned

The Property and Marine segment generated 45.4% and 41.5% of our net premiums written for the six months ended June 30, 2014 and 2013, respectively.

The Property and Marine segment gross premiums written increased by $0.6 million, and by $2.2 million excluding reinstatement premiums written related to major catastrophes, for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.  Gross premiums written were relatively unchanged as an increase in North American property proportional business was partially offset by a decrease in international property catastrophe business.

Net premiums earned decreased by $2.0 million for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.  Net premiums written and earned were impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

The following table sets forth the components of net losses and LAE for the six months ended June 30, 2014 and 2013 ($ in thousands):

	Six Months Ended June 30,
	2014	2013
Current year major catastrophes	$-	$(20,104)
Prior years’ favorable loss development	11,887	56,084
Calendar year losses, excluding prior years’ loss development	(48,897)	(43,067)
Net losses and LAE	$(37,010)	$(7,087)

Current Year Major Catastrophe Losses

There were no net losses from current year major catastrophes for the six months ended June 30, 2014.  Net losses from current year major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 18.3 points for the six months ended June 30, 2013.

The following table sets forth the components of pre-tax net losses from 2013 major catastrophes for the six months ended June 30, 2013 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
Floods in central and eastern Europe, primarily in Germany	$(16,182)	$1,527	$(14,655)
PCS 14 - tornadoes in the U.S. Midwest, primarily Oklahoma	(3,922)	11	(3,911)
Total	$(20,104)	$1,538	$(18,566)

Any development of losses related to 2013 major catastrophes subsequent to December 31, 2013 is included in prior years’ loss development in the major catastrophes class of business for the six months ended June 30, 2014.

Prior Years’ Loss Development

The Property and Marine segment net favorable loss development was $11.9 million and $56.1 million for the six months ended June 30, 2014 and 2013, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 10.8 points and 48.7 points for the six months ended June 30, 2014 and 2013, respectively.  Net favorable loss development for the six months ended June 30, 2014 and 2013 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the six months ended June 30, 2014 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
Major catastrophes	$11,404	$(5)	$(462)	$10,937
Crop	2,135	(83)	-	2,052
Catastrophe excess-of-loss (non-major events)	1,494	118	30	1,642
Property per risk	1,285	43	248	1,576
Marine, aviation and satellite	(5,215)	(32)	(310)	(5,557)
Other	784	(96)	-	688
Total	$11,887	$(55)	$(494)	$11,338

Net favorable development in the major catastrophes class resulted primarily from the Tohoku earthquake and the New Zealand earthquakes in 2011, partially offset by net unfavorable development on the New Zealand earthquake in September 2010.  Net favorable development in the crop class arose primarily from 2013 underwriting year.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2010 through 2012 underwriting years.  Net favorable development in the property per risk class arose primarily from the 2013 underwriting year.  Net unfavorable development in the marine, aviation and satellite class related primarily from an increase of $8.9 million in our estimate of ultimate losses from the cruise ship Costa Concordia, partially offset by net favorable development on most other prior underwriting years.

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

Net favorable development in the major catastrophes class resulted primarily from Hurricane Sandy and the Tohoku earthquake, as well as marine losses from Hurricanes Katrina and Ike.  Net favorable development in the property per risk class arose primarily from the 2011 and 2012 underwriting years.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2010 through 2012 underwriting years.  Net favorable development in the crop class arose primarily from the 2012 underwriting year.  Net favorable development in the marine, aviation and satellite class arose primarily from the 2006 through 2008 underwriting years.

Calendar Year Losses – Excluding Current Year Major Catastrophes and Prior Years’ Loss Development

The Property and Marine segment calendar year losses, excluding current year major catastrophes and prior years’ loss development, were $48.9 million and $43.1 million for the six months ended June 30, 2014 and 2013, respectively.  The calendar year loss ratios, excluding current year major catastrophes and prior years’ loss development, were 44.8% and 38.0% for the six months ended June 30, 2014 and 2013, respectively.  The increase in calendar year losses and the calendar year loss ratio resulted primarily from an increase in losses of $5.8 million from non-major catastrophe events in 2014 as compared with 2013.

Net Acquisition Expenses

The Property and Marine segment net acquisition expenses were $20.3 million and $17.9 million for the six months ended June 30, 2014 and 2013, respectively. The net acquisition expense ratios were 18.6% and 16.2% for the six months ended June 30, 2014 and 2013, respectively. The increase in net acquisition expenses and the net acquisition expense ratio for the six months ended June 30, 2014 as compared with the same period in 2013 was primarily due to an increase in North American property proportional business which has a higher acquisition expense ratio than the remainder of the segment and a reduction in international property catastrophe business which has a lower acquisition expense ratio than the remainder of the segment.

Other Underwriting Expenses

The Property and Marine segment other underwriting expenses were $15.5 million and $14.7 million for the six months ended June 30, 2014 and 2013, respectively.

Casualty

The following table sets forth underwriting results, ratios and the period over period change for the Casualty segment for the six months ended June 30, 2014 and 2013 ($ in thousands):

	Six Months Ended June 30,
	2014	2013	Increase (decrease)
Net premiums written	$126,480	$150,555	$(24,075)
Net premiums earned	127,272	146,424	(19,152)
Net losses and LAE	30,221	65,001	(34,780)
Net acquisition expenses	31,278	34,317	(3,039)
Other underwriting expenses	10,765	11,393	(628)
Casualty segment underwriting income	$55,008	$35,713	$19,295

Underwriting ratios:
Net loss and LAE	23.7%	44.4%	(20.7) points
Net acquisition expense	24.6%	23.4%	1.2 points
Other underwriting expense	8.5%	7.8%	0.7 points
Combined	56.8%	75.6%	(18.8) points

The Casualty segment underwriting income increased by $19.3 million for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013, primarily due to an increase in net favorable development.  Net favorable development was $64.0 million and $46.6 million for the six months ended June 30, 2014 and 2013, respectively.

Net Premiums Written and Earned

The Casualty segment generated 49.4% and 53.6% of our net premiums written for the six months ended June 30, 2014 and 2013, respectively.

The Casualty segment net premiums written decreased by $24.1 million for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.  Net premiums written reflected a decrease to prior years’ premium estimates of $2.8 million for the six months ended June 30, 2014 and an increase to prior years’ premium estimates of $24.0 million for the six months ended June 30, 2013.  Excluding the impact of changes to prior years’ premium estimates, net premiums written increased by $2.8 million.

The Casualty segment net premiums earned decreased by $19.2 million for the six months ended June 30, 2014  as compared with the six months ended June 30, 2013.  Net premiums earned reflected a decrease to prior years’ premium estimates of $3.2 million for the six months ended June 30, 2014 and an increase to prior years’ premium estimates of $15.0 million for the six months ended June 30, 2013.  Excluding the impact of changes to prior years’ premium estimates, net premiums earned decreased by $1.0 million. Net premiums written and earned were impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

The following table sets forth the components of net losses and LAE for the six months ended June 30, 2014 and 2013 ($ in thousands):

	Six Months Ended June 30,
	2014	2013
Prior years’ favorable loss development	$62,809	$45,568
Calendar year losses, excluding prior years’ loss development	(93,030)	(110,569)
Net losses and LAE	$(30,221)	$(65,001)

Prior Years’ Loss Development

Net favorable loss development was $62.8 million and $45.6 million for the six months ended June 30, 2014 and 2013, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 49.9 points and 31.1 points for the six months ended June 30, 2014 and 2013, respectively.  Net favorable loss development for the six months ended June 30, 2014 and 2013 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the six months ended June 30, 2014 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
North American umbrella	$23,631	$(1)	$-	$23,630
North American claims made	21,572	(158)	-	21,414
Financial lines	10,407	(114)	22	10,315
International casualty	6,455	283	483	7,221
North American clash	4,089	3	180	4,272
Accident and health	1,875	147	134	2,156
North American occurrence	(5,219)	114	49	(5,056)
Other	(1)	-	-	(1)
Total	$62,809	$274	$868	$63,951

Net favorable development in the North American umbrella class arose from the 2003 through 2010 underwriting years.  A change in loss development patterns contributed $5.9 million to the net favorable development in this class.  Net favorable development in the North American claims made class arose primarily from the 2005 through 2011 underwriting years, partially offset by a change in loss development patterns that resulted in $10.0 million of net unfavorable development.  Net favorable development in the financial lines class arose primarily from political risk exposure from the 2005 through 2008 underwriting years and trade credit exposure from most prior underwriting years.  Net favorable development in the international casualty class arose from most prior underwriting years.  Net favorable development in the North American clash class arose primarily from the 2004 through 2010 underwriting years.  Net favorable development in the accident and health class arose primarily from the 2011 through 2013 underwriting years.  Net unfavorable development in the North American occurrence class arose primarily from construction related claims in the 2004 and 2005 underwriting years.

The following table sets forth the net favorable (unfavorable) development for the six months ended June 30, 2013 by class of business ($ in thousands):

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

Calendar Year Losses – Excluding Prior Years’ Loss Development

The Casualty segment calendar year losses, excluding prior years’ loss development, were $93.0 million and $110.6 million for the six months ended June 30, 2014 and 2013, respectively.  The calendar year loss ratios, excluding prior years’ loss development, were 73.6% and 75.5% for the six months ended June 30, 2014 and 2013, respectively.  The decrease in calendar year loss ratios, excluding prior years’ development, was primarily due to lower initial expected loss ratio estimates in the current year for several North American casualty classes, as we lowered our estimates beginning in the second half of 2013 as a result of better than expected historical loss experience.  Calendar year losses and related loss ratios, excluding prior years’ loss development, were also impacted by changes in the mix of business.

Net Acquisition Expenses

The Casualty segment net acquisition expenses were $31.3 million and $34.3 million for the six months ended June 30, 2014 and 2013, respectively. The net acquisition expense ratios were 24.6% and 23.4% for the six months ended June 30, 2014 and 2013, respectively. The decrease in net acquisition expenses was due to a decrease in earned premiums and the increase in the net acquisition expense ratio was the result of increases in ceding commissions.  The net acquisition expense ratio was also impacted by changes in the mix of business for the six months ended June 30, 2014 as compared with the same period in 2013.

Other Underwriting Expenses

The Casualty segment other underwriting expenses were $10.8 million and $11.4 million for the six months ended June 30, 2014 and 2013, respectively.

Finite Risk

The following table sets forth underwriting results, ratios and the period over period change for the Finite Risk segment for the six months ended June 30, 2014 and 2013 ($ in thousands):

	Six Months Ended June 30,
	2014	2013	Increase (decrease)
Net premiums written	$13,371	$13,803	$(432)
Net premiums earned	15,106	12,678	2,428
Net losses and LAE	10,143	4,577
Net acquisition expenses	3,799	8,290
Net losses, LAE and acquisition expenses	13,942	12,867	1,075
Other underwriting expenses	638	660	(22)
Finite Risk segment underwriting income (loss)	$526	$(849)	$1,375

Underwriting ratios:
Net loss and LAE	67.1%	36.1%
Net acquisition expense	25.1%	65.4%
Net loss, LAE and acquisition expense	92.2%	101.5%	(9.3) points
Other underwriting expense	4.2%	5.2%	(1.0) points
Combined	96.4%	106.7%	(10.3) points

During the six months ended June 30, 2014 and 2013, the in-force Finite Risk portfolio consisted of one contract. Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

Net Premiums Written and Earned

The Finite Risk segment generated 5.2% and 4.9% of our net premiums written for the six months ended June 30, 2014 and 2013, respectively.

The decrease in net premiums written for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013 was attributable to a decrease in the premium on the single contract currently in-force in 2014 as compared with the same period in 2013.

The increase in net premiums earned for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013 was primarily due to an increase in the estimated ultimate premium beginning in the second half of 2013 that related to the 2013 underwriting year of the single contract.

Net Losses, LAE and Acquisition Expenses

The Finite Risk segment net losses, LAE and acquisition expenses increased by $1.1 million for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013, primarily due to an increase in net premiums earned.  Net favorable development was $0.3 million for the six months ended June 30, 2014 and net unfavorable development was $0.3 million for the six months ended June 30, 2013.

Non-Underwriting Results

Net Investment Income

Net investment income was $35.3 million and $36.4 million for the six months ended June 30, 2014 and 2013, respectively.  Net investment income was relatively unchanged as the reduction in the average book value of our investments and cash and cash equivalents was offset by an increase in average book yield for the six months ended June 30, 2014 as compared with the same period in 2013.  The average book yield for the portfolio of total investments and cash and cash equivalents was 2.1% for the six months ended June 30, 2014 as compared with 2.0% for the six months ended June 30, 2013.

Net Realized Gains (Losses) on Investments

Net realized losses on investments were $1.1 million for the six months ended June 30, 2014 and net realized gains on investments were $25.0 million for the six months ended June 30, 2013.  Net realized losses for the six months ended June 30, 2014 were primarily due to fair value adjustments on our fixed maturity trading securities.

Sales of investments resulted in net realized gains of $27.2 million for the six months ended June 30, 2013, which included $18.3 million of net realized gains from the sale of municipal bonds, $6.1 million of net realized gains from the sale of corporate bonds and $2.5 million of net realized gains from the sale of CMBS.  Net realized gains for the six months ended June 30, 2013 were negatively impacted by fair value adjustments on our fixed maturity trading securities of $2.2 million.

Net Impairment Losses on Investments

Net impairment losses on investments were $0.2 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively.  Net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the six months ended June 30, 2014 and 2013 ($ in thousands):

	Six Months Ended
	June 30,
	2014	2013
Other income (expense)	$2,711	$1,077
Operating expenses not allocated to segments	(12,859)	(12,224)
Net foreign currency exchange (losses) gains	153	1,079
Interest expense	(9,574)	(9,559)
Other revenues (expenses)	$(19,569)	$(19,627)

Other income includes changes in the fair value of our reinsurance deposit assets of $2.9 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively.

Operating expenses not allocated to underwriting segments were $12.9 million and $12.2 million for the six months ended June 30, 2014 and 2013, respectively.  The increase was attributable to higher professional fees in 2014 as compared with the same period in 2013.

Interest expense was $9.6 million for both the six months ended June 30, 2014 and 2013 and related to our $250.0 million of debt obligations.

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

Income tax expense was $6.0 million and $9.2 million for the six months ended June 30, 2014 and 2013, respectively.  Our effective tax rate was 5.7% and 6.3% for the six months ended June 30, 2014 and 2013, respectively.

Pre-tax income was $83.8 million and $22.3 million in our Bermuda and U.S. companies, respectively, for the six months ended June 30, 2014.  Pre-tax income was $108.6 million and $37.0 million in our Bermuda and U.S. companies, respectively, for the six months ended June 30, 2013.

Financial Condition

The following discussion of financial condition, liquidity and capital resources as of June 30, 2014 focuses only on material changes from December 31, 2013.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”, in our 2013 Form 10-K.

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

Generally, our collateral requirements are satisfied as follows:

•
Letters of credit issued by financial institutions.  See “Sources of Liquidity – Credit Facilities” below for additional information on our credit facilities, letters of credit issued and the collateral required by us under these facilities as of June 30, 2014;

•
Pledged assets or trust accounts.  As of June 30, 2014, investments of $5.7 million were pledged to U.S. regulatory authorities and investments of $58.0 million and cash and cash equivalents of $11.8 million were pledged to collateralize obligations under various reinsurance contracts; and

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

As of June 30, 2014, we had consolidated cash and cash equivalents of $1.4 billion, including $69.5 million at Platinum Holdings and $179.3 million at Platinum Finance.  We expect that Platinum Holdings’ and Platinum Finance’s liquidity needs for the next twelve months will be met by our cash and cash equivalents and available dividend capacity from our subsidiaries.  We expect that our reinsurance subsidiaries’ liquidity needs for the next twelve months will be met by our cash and cash equivalents, inflows of premiums, investment income and proceeds from the sales, maturities and paydowns of investments.

Cash Flows

The following table summarizes the cash provided by or used in our operating, investing and financing activities and the effect of foreign currency exchange rate changes on cash and cash equivalents for the six months ended June 30, 2014 and 2013 ($ in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in) operating activities	$1,419	$(49,113)
Net cash provided by investing activities	8,123	165,450
Net cash used in financing activities	(114,834)	(215,010)
Effect of foreign currency exchange rate changes	2,604	(12,261)
Net decrease in cash and cash equivalents	(102,688)	(110,934)
Cash and cash equivalents at beginning of period	1,464,418	1,720,395
Cash and cash equivalents at end of period	$1,361,730	$1,609,461

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

Investing Activities

Net cash provided by investing activities decreased primarily as a result of no significant sales of fixed maturity available-for-sale securities for the six months ended June 30, 2014 as compared with proceeds from sales of fixed maturity available-for-sale securities of $203.6 million for the six months ended June 30, 2013.

Financing Activities

Net cash used in financing activities primarily related to repurchases of common shares of $110.8 million and $224.2 million for the six months ended June 30, 2014 and 2013, respectively.

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

Our investable assets consist of investments, cash and cash equivalents, accrued investment income and net balances due from brokers.  Our investable assets credit quality is primarily measured by Moody’s.  If a particular security did not have a Moody’s rating then a rating generally from S&P was converted to a Moody’s equivalent rating. The following table sets forth our investment portfolio information as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Investable Assets	$3.5 billion	$3.5 billion
Credit Quality	Aa2	Aa2
Book Yield	2.1%	2.1%
Duration	2.6 yrs	2.6 yrs

The following table summarizes the fair value and unrealized gains or losses of our investments and cash and cash equivalents as of June 30, 2014 and December 31, 2013 ($ in thousands):

	June 30, 2014		December 31, 2013
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Fixed maturity available-for-sale securities:
U.S. Government	$49,604	$172	$4,765	$204
U.S. Government agencies	91,053	1,516	51,122	(725)
Municipal bonds	1,270,057	84,743	1,269,247	48,378
Non-U.S. governments	40,517	540	40,514	541
Corporate bonds	227,718	11,767	227,235	3,140
Commercial mortgage-backed securities	69,667	4,409	77,491	4,850
Residential mortgage-backed securities	155,072	1,279	169,965	266
Asset-backed securities	18,229	2,045	17,531	1,328
Total fixed maturity available-for-sale securities	1,921,917	106,471	1,857,870	57,982
Fixed maturity trading securities:
Non-U.S. governments	103,501	n/a	103,395	n/a
Total fixed maturity trading securities	103,501	n/a	103,395	n/a
Short-term investments:
Trading	42,144	n/a	66,679	n/a
Total short-term investments	42,144	n/a	66,679	n/a
Total investments	2,067,562	106,471	2,027,944	57,982
Cash and cash equivalents	1,361,730	-	1,464,418	-
Total investments and cash and cash equivalents	$3,429,292	$106,471	$3,492,362	$57,982

See Note 3 to the “Consolidated Financial Statements” in this Form 10-Q for discussion of the fair value measurements of our financial assets and liabilities.

Non-U.S. Governments

Our non-U.S. government bond portfolio consists of securities issued by governments, provinces, agencies and supranationals.

The following table provides additional detail on the fair value and amortized cost of our portfolio of non-U.S. government fixed maturity available-for-sale securities, fixed maturity trading securities and short-term investments converted to U.S. dollars as of June 30, 2014 ($ in thousands):

	Fair Value
Non-U.S. government portfolio	Basic Monetary Unit	Other Non-U.S. Dollar	U.S. Dollar	Total	Amortized Cost
Germany	$39,920	$-	$-	$39,920	$38,127
Netherlands	-	1,569	-	1,569	1,530
Eurozone governments	39,920	1,569	-	41,489	39,657
United Kingdom	55,593	-	-	55,593	53,399
New Zealand	32,648	-	-	32,648	32,648
Sweden	-	1,218	30,317	31,535	31,186
Australia	12,748	-	-	12,748	12,590
Japan	-	-	5,163	5,163	5,000
Norway	-	-	5,037	5,037	4,997
Luxembourg	-	1,949	-	1,949	1,863
Other non-U.S. governments	100,989	3,167	40,517	144,673	141,683
Total non-U.S. governments	$140,909	$4,736	$40,517	$186,162	$181,340

In addition to the investments noted above, we held non-U.S. dollar denominated cash and cash equivalents of $92.7 million as of June 30, 2014.  Non-U.S. dollar investments and cash and cash equivalents are generally held for the purpose of hedging our net non-U.S. dollar denominated reinsurance liabilities.

Net Unrealized Gain (Loss)

The following table provides additional information on the fair values, net unrealized gains and losses and credit quality of our fixed maturity available-for-sale securities as of June 30, 2014 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Credit Quality
U.S. Government	$49,604	$172	Aaa
U.S. Government agencies	91,053	1,516	Aaa
Municipal bonds:
State general obligation bonds	895,124	62,284	Aa2
Essential service bonds	184,636	10,405	A1
State income tax and sales tax bonds	71,048	6,537	Aa2
Other municipal bonds	65,068	2,920	Aa2
Pre-refunded bonds	54,181	2,597	Aa2
Subtotal	1,270,057	84,743	Aa2
Non-U.S. governments	40,517	540	Aa1
Corporate bonds:
Industrial	147,210	6,868	Baa2
Utilities	58,187	2,525	A3
Insurance	22,321	2,374	Baa2
Subtotal	227,718	11,767	Baa1
Commercial mortgage-backed securities	69,667	4,409	A1
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	139,089	857	Aaa
Non-agency residential mortgage-backed securities	15,983	422	Caa2
Subtotal	155,072	1,279	Aa2
Asset-backed securities:
Asset-backed securities	13,429	(171)	Aaa
Sub-prime asset-backed securities	4,800	2,216	C
Subtotal	18,229	2,045	A2
Total fixed maturity available-for-sale securities	$1,921,917	$106,471	Aa3

As of June 30, 2014, there were approximately $13.1 million and $4.6 million of municipal bonds for which ratings of “Aa” and “A”, respectively, included the benefit of guarantees from third-party insurers that would otherwise be rated as “A” and “Baa”, respectively, without the existence of such guarantees.

The net unrealized gain position of our municipal bond and corporate bond portfolios was $84.7 million and $11.8 million, respectively, as of June 30, 2014 as compared with a net unrealized gain position of our municipal bond and corporate bond portfolios of $48.4 million and $3.1 million, respectively, as of December 31, 2013.  The increases in the net unrealized gain position in our municipal bond and corporate bond portfolios were the result of a decrease in interest rates and a tightening of credit spreads.  We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.

The net unrealized gain position of our CMBS portfolio was $4.4 million as of June 30, 2014 as compared with $4.9 million as of December 31, 2013.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized gain position of our residential mortgage-back securities (“RMBS”) portfolio was $1.3 million, with non-agency RMBS representing net unrealized gains of $0.4 million, as of June 30, 2014 as compared with $0.3 million, with non-agency RMBS representing net unrealized losses of $0.7 million, as of December 31, 2013.  Approximately 90% of the RMBS in our investment portfolio were issued or are guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, or the Federal Deposit Insurance Corporation and are referred to as U.S. Government agency RMBS.  The remaining 10% of our RMBS were issued by non-agency institutions that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.  Securities with underlying sub-prime mortgages as collateral are included in asset backed securities (“ABS”).  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio of $2.8 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.

Maturities

The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of June 30, 2014 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$58,890	$59,718
Due from one to five years	577,027	602,188
Due from five to ten years	635,615	670,134
Due in ten or more years	407,899	450,410
Mortgage-backed and asset-backed securities	235,235	242,968
Total	$1,914,666	$2,025,418

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.

Credit Facilities

Syndicated Credit Facility

On April 9, 2014, we entered into an amended and restated credit facility with various financial institutions (the “Syndicated Credit Facility”).  The Syndicated Credit Facility is a four-year, $300.0 million secured senior credit facility available for letters of credit (“LOC”), with a sublimit of $100.0 million for revolving borrowings.  LOC and borrowings under the Syndicated Credit Facility are available for the working capital, liquidity and general corporate requirements of Platinum Holdings, Platinum Finance and our reinsurance subsidiaries.  The Syndicated Credit Facility contains customary representations, warranties and covenants.  Platinum Holdings and Platinum Finance have unconditionally guaranteed the obligations of each Platinum entity under the Syndicated Credit Facility.

Other Letter of Credit Facilities

We have an LOC facility with a financial institution in the aggregate amount of $100.0 million available for the issuance of LOC to support reinsurance obligations of our reinsurance subsidiaries.  We also have the ability to request an uncommitted LOC facility of up to $150.0 million subject to agreement with the lender.

Platinum Bermuda has an uncommitted LOC facility of $125.0 million available for the issuance of LOC to support reinsurance obligations of Platinum Bermuda.  There was $17.1 million committed under this facility as of June 30, 2014.  Platinum Holdings has unconditionally guaranteed the obligations of Platinum Bermuda under this facility.

We had no borrowings under the Syndicated Credit Facility during the three months ended June 30, 2014 and the year ended December 31, 2013.  The following table summarizes the outstanding LOC as of June 30, 2014 ($ in thousands):

	Credit Capacity	Letters of Credit Issued (1)	Credit Capacity Remaining
Syndicated Credit Facility	$300,000	$77,742	$222,258
Other LOC Facilities	375,000	39,781	335,219
Total	$675,000	$117,523	$557,477

(1)	Cash and cash equivalents of $141.7 million were held to collateralize LOC issued as of June 30, 2014.

The credit capacity of $675.0 million consists of $417.1 million of committed capacity and $257.9 million of uncommitted capacity.  The Company also has the ability to increase the Syndicated Credit Facility and other LOC facilities by up to $175.0 million subject to agreement with the lenders.

As of June 30, 2014, we were in compliance with all of the covenants under our credit facilities.

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

The following table summarizes the dividend restrictions of our reinsurance subsidiaries ($ in thousands):

	2014	For the Six Months Ended June 30, 2014	June 30, 2014
	Dividend Capacity	Paid	Remaining
Platinum Bermuda	$264,320	$105,000	$159,320
Platinum US	25,572	-	25,572
Total	$289,892	$105,000	$184,892

Subsequent to June 30, 2014, Platinum Bermuda declared and paid a dividend of $50.0 million to Platinum Holdings.

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance to Platinum Regency or by Platinum Regency to Platinum Holdings.

Capital Resources

As of June 30, 2014, our capital resources of $2.0 billion consisted of $1.8 billion of common shareholders’ equity and $250.0 million of debt obligations.  As of December 31, 2013, our capital resources of $2.0 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  The increase in capital of $31.2 million during the six months ended June 30, 2014 was primarily attributable to net income of $99.9 million and the increase in net unrealized gains, net of tax, of $43.3 million partially offset by repurchases of common shares of $110.8 million.

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

During the three months ended June 30, 2014, in accordance with the share repurchase program, we repurchased 556,092 of our common shares in the open market for an aggregate cost of $35.0 million at a weighted average cost including commissions of $62.95 per share.  During the six months ended June 30, 2014 we repurchased 1,854,096 of our common shares in the open market for an aggregate cost of $110.8 million at a weighted average cost including commissions of $59.74 per share.  The shares we repurchased were canceled.

Our Board of Directors has also authorized the repurchase of up to $250.0 million of our outstanding Series B 7.5% Notes due June 1, 2017, issued by Platinum Finance, in open market purchases, privately negotiated transactions or otherwise.  As of June 30, 2014, we had not repurchased any of our Series B 7.5% Notes.

The timing and amount, if any, of repurchase transactions depend on a variety of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in the consolidated financial statements as of June 30, 2014.

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

We believe that we are principally exposed to the following types of market risk: interest rate risk, credit risk, liquidity risk and foreign currency exchange rate risk.  The following discussion focuses only on material changes to these types of market risks since December 31, 2013.  See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our 2013 Form 10-K for a complete discussion of these risks.

Interest Rate Risk

The following table shows the aggregate hypothetical impact on the market value of our fixed maturity securities portfolio as of June 30, 2014, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100bp	- 50bp	Current	+ 50bp		+ 100bp
Total fair value	$2,118,929	$2,071,231	$2,025,418	$1,981,490		$1,939,448
Percent change in fair value	4.6%	2.3%	0.0%	(2.2%	)	(4.2%	)
Resulting net appreciation (depreciation)	$93,511	$45,813	$-	$(43,928)		$(85,970)

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended June 30, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1, 2014 - April 30, 2014	344,760	$62.81	344,760	$228,346,933
May 1, 2014 - May 31, 2014	211,332	63.18	211,332	214,994,566
June 1, 2014 - June 30, 2014	-	-	-	214,994,566
Total	556,092	$62.95	556,092	$214,994,566

(1)	Including commissions.

(2)
Our Board of Directors established a program authorizing the repurchase of our common shares.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on April 22, 2014, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Investment Management Agreement dated September 22, 2008 between Platinum Underwriters Holdings, Ltd. and Hyperion Capital Management, Inc.
10.2
Consent to assignment, effective June 18, 2014, of Investment Management Agreement dated May 12, 2005 between Platinum Underwriters Bermuda, Ltd. and Hyperion Capital Management, Inc. and Investment Management Agreement dated September 22, 2008 between Platinum Underwriters Holdings, Ltd. and Hyperion Capital Management, Inc. to Conning, Inc.

10.3
Consent to assignment, effective June 18, 2014, of Investment Management Agreement dated May 12, 2005 between Platinum Underwriters Reinsurance, Inc. and Hyperion Capital Management, Inc. to Conning, Inc.

10.4	Amended and Restated Executive Incentive Plan. (1)
10.5	Form of EIP Share Unit Award Agreement. (1)
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2014 and 2013 (unaudited), (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited), and (vi) the Notes to the Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013 (unaudited).

(1)	Incorporated by reference from the Company’s current report on Form 8-K, filed with the SEC on July 22, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

Date: July 24, 2014	By:	/s/ Michael D. Price
Michael D. Price
President and Chief Executive Officer (Principal Executive Officer)

Date: July 24, 2014	By:	/s/ Allan C. Decleir
Allan C. Decleir
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)