Form 10-Q
period 2014-09-30
PLATINUM UNDERWRITERS HOLDINGS LTD
filed 2014-10-22
CIK 1171500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
     Yes   ☐   No  ☒

The registrant had 24,827,245 common shares, par value $0.01 per share, outstanding as of October 16, 2014.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 30, 2014 and December 31, 2013
($ in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS
Investments:
Fixed maturity available-for-sale securities at fair value (amortized cost - $1,717,878 and $1,799,888, respectively)	$1,818,856	$1,857,870
Fixed maturity trading securities at fair value (amortized cost - $91,671 and $97,959, respectively)	95,155	103,395
Short-term investments	26,269	66,679
Total investments	1,940,280	2,027,944
Cash and cash equivalents	1,339,149	1,464,418
Accrued investment income	20,184	20,026
Reinsurance premiums receivable	135,113	138,454
Reinsurance recoverable on unpaid and paid losses and loss adjustment expenses	2,491	1,057
Prepaid reinsurance premiums	6,495	1,032
Funds held by ceding companies	90,385	119,241
Deferred acquisition costs	32,641	31,103
Reinsurance deposit assets	82,397	79,303
Deferred tax assets	19,705	25,141
Other assets	17,319	16,166
Total assets	$3,686,159	$3,923,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Unpaid losses and loss adjustment expenses	$1,498,342	$1,671,365
Unearned premiums	130,366	126,300
Debt obligations	250,000	250,000
Commissions payable	53,775	78,791
Other liabilities	57,028	50,722
Total liabilities	$1,989,511	$2,177,178

Shareholders’ Equity
Common shares, $0.01 par value, 200,000,000 shares authorized, 24,827,245 and 28,142,977 shares issued and outstanding, respectively	$248	$281
Additional paid-in capital	-	10,711
Accumulated other comprehensive income	87,471	48,084
Retained earnings	1,608,929	1,687,631
Total shareholders’ equity	$1,696,648	$1,746,707
Total liabilities and shareholders’ equity	$3,686,159	$3,923,885

 See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013
($ in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Net premiums earned	$129,463	$135,360	$380,561	$405,146
Net investment income	17,523	17,758	52,860	54,110
Net realized gains (losses) on investments	3,109	(306)	1,998	24,698
Total other-than-temporary impairments	-	14	15	(600)
Portion of impairment losses recognized in other comprehensive income	-	(79)	(239)	(1,402)
Net impairment losses on investments	-	(65)	(224)	(2,002)
Other income (expense)	86	1,426	2,797	2,503
Total revenue	150,181	154,173	437,992	484,455

Expenses:
Net losses and loss adjustment expenses	66,178	44,142	143,552	120,807
Net acquisition expenses	28,042	30,675	83,391	91,207
Operating expenses	18,607	20,672	58,324	59,695
Net foreign currency exchange losses (gains)	(102)	487	(255)	(592)
Interest expense	4,789	4,782	14,363	14,341
Total expenses	117,514	100,758	299,375	285,458

Income before income taxes	32,667	53,415	138,617	198,997
Income tax expense	3,542	15,130	9,577	24,342
Net income	$29,125	$38,285	$129,040	$174,655

Earnings per common share:
Basic earnings per common share	$1.13	$1.34	$4.83	$5.71
Diluted earnings per common share	$1.12	$1.32	$4.78	$5.63

Shareholder dividends:
Common shareholder dividends declared	$2,024	$2,260	$6,345	$7,181
Dividends declared per common share	$0.08	$0.08	$0.24	$0.24

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013
($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$29,125	$38,285	$129,040	$174,655

Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	14	15	(600)
Change in net unrealized gains and losses on all other securities	(1,598)	(7,622)	46,708	(65,839)
Total change in net unrealized gains and losses	(1,598)	(7,608)	46,723	(66,439)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(3,895)	-	(3,951)	(27,243)
Net impairment losses on investments	-	65	224	2,002
Total reclassifications to net income	(3,895)	65	(3,727)	(25,241)

Other comprehensive income (loss) before income taxes	(5,493)	(7,543)	42,996	(91,680)
Income tax (expense) benefit	1,613	566	(3,609)	11,380
Other comprehensive income (loss)	(3,880)	(6,977)	39,387	(80,300)
Comprehensive income	$25,245	$31,308	$168,427	$94,355

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2014 and 2013
($ in thousands)

	2014	2013
Common shares:
Balances at beginning of period	$281	$327
Issuance of common shares	3	6
Repurchase of common shares	(36)	(54)
Balances at end of period	248	279

Additional paid-in capital:
Balances at beginning of period	10,711	209,897
Issuance of common shares	(2,823)	13,320
Amortization of share-based compensation	6,363	6,661
Repurchase of common shares	(14,251)	(229,878)
Balances at end of period	-	-

Accumulated other comprehensive income:
Balances at beginning of period	48,084	137,690
Other comprehensive income (loss)	39,387	(80,300)
Balances at end of period	87,471	57,390

Retained earnings:
Balances at beginning of period	1,687,631	1,546,620
Net income	129,040	174,655
Repurchase of common shares	(201,397)	(72,833)
Common share dividends	(6,345)	(7,181)
Balances at end of period	1,608,929	1,641,261
Total shareholders' equity	$1,696,648	$1,698,930

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2014 and 2013
($ in thousands)

	2014	2013
Operating Activities:
Net income	$129,040	$174,655
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized gains on investments	(1,998)	(24,698)
Net impairment losses on investments	224	2,002
Net foreign currency exchange gains	(255)	(592)
Amortization of share-based compensation	8,522	9,955
Other amortization and depreciation	7,735	6,533
Deferred income tax expense	1,827	8,167
Net fixed maturity trading securities activities	1,136	6,993
Changes in:
Accrued investment income	(292)	557
Reinsurance premiums receivable	2,158	(5,672)
Funds held by ceding companies	27,766	(4,622)
Deferred acquisition costs	(1,656)	(4,257)
Reinsurance deposit assets	(3,094)	(27,486)
Net unpaid and paid losses and loss adjustment expenses	(163,679)	(193,807)
Net unearned premiums	(660)	13,887
Commissions payable	(24,723)	10,217
Other operating assets and liabilities	3,520	14,070
Net cash provided by (used in) operating activities	(14,429)	(14,098)

Investing Activities:
Proceeds from sales of:
Fixed maturity available-for-sale securities	70,906	203,571
Short-term investments	6,613	11,857
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	93,476	155,246
Short-term investments	100,394	209,240
Acquisitions of:
Fixed maturity available-for-sale securities	(90,026)	(291,006)
Short-term investments	(66,036)	(121,306)
Acquisitions of furniture, equipment and other assets	-	(6,188)
Net cash provided by (used in) investing activities	115,327	161,414

Financing Activities:
Dividends paid to common shareholders	(6,345)	(7,181)
Repurchase of common shares	(215,684)	(302,765)
Proceeds from share-based compensation, including income tax benefits	565	15,385
Net cash provided by (used in) financing activities	(221,464)	(294,561)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,703)	(7,745)
Net increase (decrease) in cash and cash equivalents	(125,269)	(154,990)
Cash and cash equivalents at beginning of period	1,464,418	1,720,395
Cash and cash equivalents at end of period	$1,339,149	$1,565,405

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds	$4,718	$15,293
Interest paid	$9,375	$9,375

See accompanying notes to consolidated financial statements.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

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

We operate through our licensed reinsurance subsidiaries, Platinum Bermuda, a Bermuda reinsurance company, and Platinum US, a U.S. reinsurance company.  Platinum Regency is an intermediate holding company based in Ireland and a wholly owned subsidiary of Platinum Holdings.  Platinum Finance is an intermediate holding company based in the U.S. and a wholly owned subsidiary of Platinum Regency.  Platinum Bermuda is a wholly owned subsidiary of Platinum Holdings and Platinum US is a wholly owned subsidiary of Platinum Finance.  Platinum Administrative Services, Inc. is a wholly owned subsidiary of Platinum Finance that provides administrative support services to the Company.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.  All material inter-company transactions and accounts have been eliminated in preparing these consolidated financial statements.  The consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited and include all adjustments consisting of normal recurring items that management considers necessary for a fair presentation under U.S. GAAP.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
For the Three and Nine Months Ended September 30, 2014 and 2013

2.	Investments

Fixed Maturity Available-for-sale Securities

Our fixed maturity available-for-sale securities are U.S. dollar denominated securities. The following table sets forth our fixed maturity available-for-sale securities as of September 30, 2014 and December 31, 2013 ($ in thousands):

		Included in Accumulated Other Comprehensive Income
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Non-credit portion of OTTI(1)
September 30, 2014:
U.S. Government	$49,409	$165	$-	$49,574	$-
U.S. Government agencies	78,611	1,300	47	79,864	-
Municipal bonds	1,153,360	84,639	873	1,237,126	-
Non-U.S. governments	24,997	111	-	25,108	-
Corporate bonds	205,794	8,766	1,341	213,219	-
Commercial mortgage-backed securities	60,106	3,821	192	63,735	-
Residential mortgage-backed securities	129,425	1,936	419	130,942	175
Asset-backed securities	16,176	3,137	25	19,288	-
Total fixed maturity available-for-sale securities	$1,717,878	$103,875	$2,897	$1,818,856	$175

December 31, 2013:
U.S. Government	$4,561	$204	$-	$4,765	$-
U.S. Government agencies	51,847	-	725	51,122	-
Municipal bonds	1,220,869	54,333	5,955	1,269,247	-
Non-U.S. governments	39,973	541	-	40,514	-
Corporate bonds	224,095	6,704	3,564	227,235	-
Commercial mortgage-backed securities	72,641	4,982	132	77,491	-
Residential mortgage-backed securities	169,699	1,335	1,069	169,965	331
Asset-backed securities	16,203	1,657	329	17,531	305
Total fixed maturity available-for-sale securities	$1,799,888	$69,756	$11,774	$1,857,870	$636

(1)	The non-credit portion of other than temporary impairments ("OTTI") represents the amount of unrealized losses on impaired securities that were not recorded in the consolidated statements of operations as of the reporting date. These unrealized losses are included in gross unrealized losses as of September 30, 2014 and December 31, 2013.

Fixed Maturity Trading Securities

Our fixed maturity trading securities are non-U.S. dollar denominated securities that, along with our non-U.S. dollar short-term trading investments and non-U.S. dollar cash and cash equivalents, are generally held for the purposes of hedging our net non-U.S. dollar denominated reinsurance liabilities.  These investments were all non-U.S. governments and the fair value was $95.2 million and $103.4 million as of September 30, 2014 and December 31, 2013, respectively.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

Maturities

The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of September 30, 2014 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$173,778	$175,895
Due from one to five years	431,638	452,325
Due from five to ten years	610,477	642,058
Due in ten or more years	387,949	429,768
Mortgage-backed and asset-backed securities	205,707	213,965
Total	$1,809,549	$1,914,011

The actual maturities of our fixed maturity available-for-sale and trading securities could differ from stated maturities due to call or prepayment provisions.

Short-term Investments

We account for short-term investments as trading in accordance with the fair value option and include them in investing activities on the statements of cash flows.  These investments were all non-U.S. governments and the fair value was $26.3 million and $66.7 million as of September 30, 2014 and December 31, 2013, respectively.

Other-Than-Temporary Impairments

We analyze the creditworthiness of our available-for-sale securities by reviewing various performance metrics of the issuer.  We determined that none of our government bonds, government agencies, municipal bonds, corporate bonds or commercial mortgage-backed securities (“CMBS”) were other-than-temporarily impaired for the three and nine months ended September 30, 2014 and 2013.

The following table sets forth the net impairment losses on investments for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Non-agency residential mortgage-backed securities	$-	$28	$223	$1,439
Sub-prime asset-backed securities	-	37	1	563
Net impairment losses on investments	$-	$65	$224	$2,002

Residential mortgage-backed securities (“RMBS”) include U.S. Government agency RMBS and non-agency RMBS.  Asset-backed securities (“ABS”) include securities with underlying sub-prime mortgages as collateral.  We determined that none of our U.S. Government agency RMBS were other-than-temporarily impaired for the three and nine months ended September 30, 2014 and 2013.  We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  As of September 30, 2014, the single largest unrealized loss within our RMBS portfolio was $0.2 million related to a non-agency RMBS security with an amortized cost of $0.3 million.  As of September 30, 2014, securities in our sub-prime ABS portfolio are all in an unrealized gain position.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

The following table sets forth a summary of the cumulative credit losses recognized on our fixed maturity available-for-sale securities for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$28,134	$35,762	$31,603	$40,219
Credit losses on securities previously impaired	-	65	224	2,002
Reduction for paydowns and securities sold	(870)	(2,956)	(4,001)	(9,094)
Reduction for increases in cash flows expected to be collected	(311)	(195)	(873)	(451)
Balance, end of period	$26,953	$32,676	$26,953	$32,676

For the three and nine months ended September 30, 2014, total cumulative credit losses decreased primarily due to principal paydowns. As of September 30, 2014, total cumulative credit losses were related to CMBS, non-agency RMBS and sub-prime ABS.  The cumulative credit loss we recorded on CMBS of $0.1 million was on one security issued in 2007.  As of September 30, 2014, 1.1% of the mortgages backing this security were 90 days or more past due and 3.2% of the mortgages had incurred cumulative losses.  The cumulative credit losses we recorded on non-agency RMBS and sub-prime ABS of $26.9 million were on sixteen securities issued from 2004 to 2007.  As of September 30, 2014, 16.2% of the mortgages backing these securities were 90 days or more past due and 9.3% of the mortgages had incurred cumulative losses.  For these securities, the expected losses for the underlying mortgages were greater than the remaining average credit support of 3.0%.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

Gross Unrealized Losses

The following table sets forth our gross unrealized losses on securities classified as fixed maturity available-for-sale aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013 ($ in thousands):

	September 30, 2014		December 31, 2013
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Less than twelve months:
U.S. Government agencies	$4,768	$47	$41,122	$725
Municipal bonds	4,600	18	247,873	5,955
Corporate bonds	21,552	276	90,789	3,486
Commercial mortgage-backed securities	591	1	2,938	1
Residential mortgage-backed securities	58,043	43	35,910	172
Asset-backed securities	13,575	25	13,576	24
Total	$103,129	$410	$432,208	$10,363

Twelve months or more:
U.S. Government agencies	$-	$-	$-	$-
Municipal bonds	53,833	855	-	-
Corporate bonds	14,460	1,065	920	78
Commercial mortgage-backed securities	4,562	191	4,624	131
Residential mortgage-backed securities	6,906	376	10,587	897
Asset-backed securities	-	-	699	305
Total	$79,761	$2,487	$16,830	$1,411

Total unrealized losses:
U.S. Government agencies	$4,768	$47	$41,122	$725
Municipal bonds	58,433	873	247,873	5,955
Corporate bonds	36,012	1,341	91,709	3,564
Commercial mortgage-backed securities	5,153	192	7,562	132
Residential mortgage-backed securities	64,949	419	46,497	1,069
Asset-backed securities	13,575	25	14,275	329
Total	$182,890	$2,897	$449,038	$11,774

We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio of $2.9 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

Net Investment Income

The following table sets forth our net investment income for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fixed maturity securities	$16,723	$16,815	$50,694	$51,428
Short-term investments and cash and cash equivalents	718	1,123	2,220	3,346
Funds held by ceding companies	945	722	2,726	2,375
Subtotal	18,386	18,660	55,640	57,149
Investment expenses	(863)	(902)	(2,780)	(3,039)
Net investment income	$17,523	$17,758	$52,860	$54,110

Net Realized Gains (Losses) on Investments

The following table sets forth our net realized gains (losses) on investments for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gross realized gains on the sale of investments	$3,895	$-	$3,951	$27,258
Gross realized losses on the sale of investments	-	-	-	(15)
Net realized gains on the sale of investments	3,895	-	3,951	27,243
Fair value adjustments on trading securities	(786)	(306)	(1,953)	(2,545)
Net realized gains (losses) on investments	$3,109	$(306)	$1,998	$24,698

3.	Fair Value Measurements

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
For the Three and Nine Months Ended September 30, 2014 and 2013

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
For the Three and Nine Months Ended September 30, 2014 and 2013

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

Fair Value Levels

The following table presents the fair value hierarchy for those financial assets measured at fair value on a recurring basis by the Company as of September 30, 2014 and December 31, 2013 ($ in thousands):

		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
September 30, 2014:
Investments:
U.S. Government	$49,574	$49,574	$-	$-
U.S. Government agencies	79,864	-	79,864	-
Municipal bonds	1,237,126	-	1,237,126	-
Non-U.S. governments	120,263	52,280	67,983	-
Corporate bonds	213,219	-	213,219	-
Commercial mortgage-backed securities	63,735	-	61,782	1,953
Residential mortgage-backed securities	130,942	-	130,555	387
Asset-backed securities	19,288	-	15,577	3,711
Short -term investments	26,269	-	26,269	-
Total investments	1,940,280	101,854	1,832,375	6,051
Cash and cash equivalents	1,339,149	1,327,017	12,132	-
Reinsurance deposit assets	82,397	-	-	82,397
Total	$3,361,826	$1,428,871	$1,844,507	$88,448

December 31, 2013:
Investments:
U.S. Government	$4,765	$4,765	$-	$-
U.S. Government agencies	51,122	-	51,122	-
Municipal bonds	1,269,247	-	1,269,247	-
Non-U.S. governments	143,909	54,980	88,929	-
Corporate bonds	227,235	-	227,235	-
Commercial mortgage-backed securities	77,491	-	77,491	-
Residential mortgage-backed securities	169,965	-	169,372	593
Asset-backed securities	17,531	-	15,304	2,227
Short -term investments	66,679	8,933	57,746	-
Total investments	2,027,944	68,678	1,956,446	2,820
Cash and cash equivalents	1,464,418	1,464,418	-	-
Reinsurance deposit assets	79,303	-	-	79,303
Total	$3,571,665	$1,533,096	$1,956,446	$82,123

Cash and cash equivalents included demand deposits and time deposits totaling $192.8 million as of September 30, 2014 and totaling $120.7 million as of December 31, 2013.

Transfers of assets into or out of levels are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value.  There were no transfers between Levels 1 and 2 for the three and nine months ended September 30, 2014 and 2013.  The transfers into and out of Level 3 were based on the level of evidence available to corroborate significant observable inputs with market observable information.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

Changes in Level 3 Financial Assets

The following table reconciles the beginning and ending balance for our Level 3 financial assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended September 30, 2014
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$-	$5,099	$1,093	$82,164	$88,356
Sales, maturities and paydowns	-	(644)	-	-	(644)
Total increase (decrease) in fair value included in net income	-	-	-	233	233
Total net unrealized gains (losses) included in other comprehensive income (loss)	-	532	907	-	1,439
Transfers into Level 3	1,953	-	2,792	-	4,745
Transfers out of Level 3	-	(4,600)	(1,081)	-	(5,681)
Balance, end of period	$1,953	$387	$3,711	$82,397	$88,448

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$233	$233

	Three Months Ended September 30, 2013
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$-	$4,520	$1,257	$76,948	$82,725
Sales, maturities and paydowns	-	(269)	-	-	(269)
Total increase (decrease) in fair value included in net income	-	-	-	1,231	1,231
Total net unrealized gains (losses) included in other comprehensive income (loss)	-	329	(75)	-	254
Transfers into Level 3	-	-	1,378	-	1,378
Transfers out of Level 3	-	(4,065)	-	-	(4,065)
Balance, end of period	$-	$515	$2,560	$78,179	$81,254

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$1,231	$1,231

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30, 2014
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$-	$593	$2,227	$79,303	$82,123
Sales, maturities and paydowns	-	(3,076)	-	-	(3,076)
Total increase (decrease) in fair value included in net income	-	-	-	3,094	3,094
Total net unrealized gains (losses) included in other comprehensive income (loss)	103	2,766	1,945	-	4,814
Transfers into Level 3	3,768	4,704	3,630	-	12,102
Transfers out of Level 3	(1,918)	(4,600)	(4,091)	-	(10,609)
Balance, end of period	$1,953	$387	$3,711	$82,397	$88,448

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$3,094	$3,094

	Nine Months Ended September 30, 2013
	Commercial mortgage-backed securities	Residential mortgage-backed securities	Asset-backed securities	Reinsurance deposit assets	Total
Balance, beginning of period	$524	$5,374	$1,036	$50,693	$57,627
Purchases	-	-	-	25,000	25,000
Sales, maturities and paydowns	-	(435)	(29)	-	(464)
Total increase (decrease) in fair value included in net income	-	-	-	2,486	2,486
Total net unrealized gains (losses) included in other comprehensive income (loss)	487	750	(46)	-	1,191
Transfers into Level 3	-	4,049	3,984	-	8,033
Transfers out of Level 3	(1,011)	(9,223)	(2,385)	-	(12,619)
Balance, end of period	$-	$515	$2,560	$78,179	$81,254

Total increase (decrease) in fair value of the financial assets included in earnings for the period	$-	$-	$-	$2,486	$2,486

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

The following table sets forth the weighted average of the significant unobservable quantitative information used for the fair value measurement of our reinsurance deposit assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Estimated contract period remaining	924 days	1,193 days
Credit spread above the risk-free rate	1.39%	1.58%
Net losses and LAE ceded inception-to-date	$-	$-

Other Financial Assets and Liabilities Not Carried at Fair Value

Accounting guidance requires note disclosure of the fair value of other financial assets and liabilities not carried at fair value, excluding balances related to insurance contracts.

The debt obligations on our consolidated balance sheets were recorded at cost with a carrying value of $250.0 million as of September 30, 2014 and December 31, 2013, and had a fair value of $281.6 million and $271.5 million as of September 30, 2014 and December 31, 2013, respectively.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 2.

Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which approximates fair value, as of September 30, 2014 and December 31, 2013.  The fair value measurements were based on observable inputs and therefore would be considered to be Level 1 or Level 2.

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

Platinum Bermuda has an uncommitted LOC facility of $125.0 million available for the issuance of LOC to support reinsurance obligations of Platinum Bermuda.  There was $15.9 million committed under this facility as of September 30, 2014.  Platinum Holdings has unconditionally guaranteed the obligations of Platinum Bermuda under this facility.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

We had no revolving borrowings under the Syndicated Credit Facility during the nine months ended September 30, 2014 and the year ended December 31, 2013.  The following table summarizes the outstanding LOC as of September 30, 2014 ($ in thousands):

	Credit Capacity	Letters of Credit Issued (1)	Credit Capacity Remaining
Syndicated Credit Facility	$300,000	$77,642	$222,358
Other LOC Facilities	375,000	36,570	338,430
Total	$675,000	$114,212	$560,788

(1) Cash and cash equivalents of $141.7 million were held to collateralize LOC issued as of September 30, 2014.

The credit capacity of $675.0 million consists of $415.9 million of committed capacity and $259.1 million of uncommitted capacity.  The Company also has the ability to increase the Syndicated Credit Facility and other LOC facilities by up to $175.0 million subject to agreement with the lenders.

As of September 30, 2014, we were in compliance with all of the covenants under our credit facilities.

5.	Shareholders’ Equity

Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the consolidated balance sheets relates to unrealized gains and losses on available-for-sale securities, net of deferred taxes.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

The following table reconciles the beginning and ending balances for accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended September 30, 2014
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$106,471	$(15,120)	$91,351
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	-
Change in net unrealized gains and losses on all other securities	(1,598)	742	(856)
Total change in net unrealized gains and losses	(1,598)	742	(856)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(3,895)	871	(3,024)
Net impairment losses on investments	-	-	-
Total reclassifications to net income	(3,895)	871	(3,024)

Other comprehensive income (loss)	(5,493)	1,613	(3,880)
Balance, end of period	$100,978	$(13,507)	$87,471

	Three Months Ended September 30, 2013
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$75,838	$(11,471)	$64,367
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	14	-	14
Change in net unrealized gains and losses on all other securities	(7,622)	566	(7,056)
Total change in net unrealized gains and losses	(7,608)	566	(7,042)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	-
Net impairment losses on investments	65	-	65
Total reclassifications to net income	65	-	65

Other comprehensive income (loss)	(7,543)	566	(6,977)
Balance, end of period	$68,295	$(10,905)	$57,390

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30, 2014
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$57,982	$(9,898)	$48,084
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	15	-	15
Change in net unrealized gains and losses on all other securities	46,708	(4,480)	42,228
Total change in net unrealized gains and losses	46,723	(4,480)	42,243

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(3,951)	871	(3,080)
Net impairment losses on investments	224	-	224
Total reclassifications to net income	(3,727)	871	(2,856)

Other comprehensive income (loss)	42,996	(3,609)	39,387
Balance, end of period	$100,978	$(13,507)	$87,471

	Nine Months Ended September 30, 2013
	Pre-tax	Tax	Net of tax
Balance, beginning of period	$159,975	$(22,285)	$137,690
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	(600)	11	(589)
Change in net unrealized gains and losses on all other securities	(65,839)	7,727	(58,112)
Total change in net unrealized gains and losses	(66,439)	7,738	(58,701)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	(27,243)	3,675	(23,568)
Net impairment losses on investments	2,002	(33)	1,969
Total reclassifications to net income	(25,241)	3,642	(21,599)

Other comprehensive income (loss)	(91,680)	11,380	(80,300)
Balance, end of period	$68,295	$(10,905)	$57,390

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

The following table sets forth the amounts reclassified out of accumulated other comprehensive income and the location of those amounts in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Net realized gains on investments	$(3,895)	$-	$(3,951)	$(27,243)
Net impairment losses on investments	-	65	224	2,002

Income tax expense	$871	$-	$871	$3,642

Share Repurchases

Our Board of Directors has authorized the repurchase of our common shares through a share repurchase program.  Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on April 22, 2014, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

During the three months ended September 30, 2014, in accordance with the share repurchase program, we repurchased 1,704,594 of our common shares in the open market for an aggregate cost of $104.9 million at a weighted average cost including commissions of $61.55 per share.  During the nine months ended September 30, 2014 we repurchased 3,558,690 of our common shares in the open market for an aggregate cost of $215.7 million at a weighted average cost including commissions of $60.61 per share.  The shares we repurchased were canceled.

As of September 30, 2014, we had $110.1 million remaining under the share repurchase program.

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

The following table summarizes the available dividend capacity of our reinsurance subsidiaries ($ in thousands):

	2014	For the Nine Months Ended September 30, 2014	September 30, 2014
	Dividend Capacity	Paid	Remaining
Platinum Bermuda	$264,320	$264,000	$320
Platinum US	25,572	-	25,572
Total	$289,892	$264,000	$25,892

In addition, Platinum Bermuda and Platinum US may pay dividends above the remaining capacity upon appropriate filings or notifications to their respective regulators.

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance or by Platinum Regency.

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

The following table summarizes underwriting income or loss and related underwriting ratios for the three operating segments, together with a reconciliation of segment underwriting income (loss) to the U.S. GAAP measure of income before income taxes for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30, 2014
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$50,201	$67,571	$6,015	$123,787

Net premiums earned	53,500	69,474	6,489	129,463
Net losses and loss adjustment expenses	24,749	37,865	3,564	66,178
Net acquisition expenses	9,778	16,470	1,794	28,042
Other underwriting expenses	7,446	5,192	309	12,947
Segment underwriting income (loss)	$11,527	$9,947	$822	22,296

Net investment income				17,523
Net realized gains (losses) on investments				3,109
Net impairment losses on investments				-
Other income (expense)				86
Corporate expenses not allocated to segments				(5,660)
Net foreign currency exchange (losses) gains				102
Interest expense				(4,789)
Income before income taxes				$32,667

Underwriting ratios:
Net loss and loss adjustment expense	46.3%	54.5%	54.9%	51.1%
Net acquisition expense	18.3%	23.7%	27.6%	21.7%
Other underwriting expense	13.9%	7.5%	4.8%	10.0%
Combined	78.5%	85.7%	87.3%	82.8%

	Three Months Ended September 30, 2013
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$59,169	$69,992	$8,737	$137,898

Net premiums earned	55,127	72,543	7,690	135,360
Net losses and loss adjustment expenses	28,339	10,242	5,561	44,142
Net acquisition expenses	9,699	19,067	1,909	30,675
Other underwriting expenses	7,747	5,727	342	13,816
Segment underwriting income (loss)	$9,342	$37,507	$(122)	46,727

Net investment income				17,758
Net realized gains (losses) on investments				(306)
Net impairment losses on investments				(65)
Other income (expense)				1,426
Corporate expenses not allocated to segments				(6,856)
Net foreign currency exchange (losses) gains				(487)
Interest expense				(4,782)
Income before income taxes				$53,415

Underwriting ratios:
Net loss and loss adjustment expense	51.4%	14.1%	72.3%	32.6%
Net acquisition expense	17.6%	26.3%	24.8%	22.7%
Other underwriting expense	14.1%	7.9%	4.4%	10.2%
Combined	83.1%	48.3%	101.5%	65.5%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30, 2014
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$166,464	$194,051	$19,386	$379,901

Net premiums earned	162,220	196,746	21,595	380,561
Net losses and loss adjustment expenses	61,759	68,086	13,707	143,552
Net acquisition expenses	30,050	47,748	5,593	83,391
Other underwriting expenses	22,901	15,957	947	39,805
Segment underwriting income (loss)	$47,510	$64,955	$1,348	113,813

Net investment income				52,860
Net realized gains on investments				1,998
Net impairment losses on investments				(224)
Other income (expense)				2,797
Corporate expenses not allocated to segments				(18,519)
Net foreign currency exchange (losses) gains				255
Interest expense				(14,363)
Income before income taxes				$138,617

Underwriting ratios:
Net loss and loss adjustment expense	38.1%	34.6%	63.5%	37.7%
Net acquisition expense	18.5%	24.3%	25.9%	21.9%
Other underwriting expense	14.1%	8.1%	4.4%	10.5%
Combined	70.7%	67.0%	93.8%	70.1%

	Nine Months Ended September 30, 2013
	Property and Marine	Casualty	Finite Risk	Total
Net premiums written	$175,946	$220,547	$22,540	$419,033

Net premiums earned	165,811	218,967	20,368	405,146
Net losses and loss adjustment expenses	35,426	75,243	10,138	120,807
Net acquisition expenses	27,624	53,384	10,199	91,207
Other underwriting expenses	22,493	17,120	1,002	40,615
Segment underwriting income (loss)	$80,268	$73,220	$(971)	152,517

Net investment income				54,110
Net realized gains on investments				24,698
Net impairment losses on investments				(2,002)
Other income (expense)				2,503
Corporate expenses not allocated to segments				(19,080)
Net foreign currency exchange (losses) gains				592
Interest expense				(14,341)
Income before income taxes				$198,997

Underwriting ratios:
Net loss and loss adjustment expense	21.4%	34.4%	49.8%	29.8%
Net acquisition expense	16.7%	24.4%	50.1%	22.5%
Other underwriting expense	13.6%	7.8%	4.9%	10.0%
Combined	51.7%	66.6%	104.8%	62.3%

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

8.	Earnings Per Common Share

The following is a reconciliation of basic and diluted earnings per common share computations for the three and nine months ended September 30, 2014 and 2013 ($ and amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Earnings
Basic and Diluted
Net income attributable to common shareholders	$29,125	$38,285	$129,040	$174,655
Portion allocated to participating common shareholders (1)	(34)	(26)	(51)	(301)
Net income allocated to common shareholders	$29,091	$38,259	$128,989	$174,354

Common Shares
Basic
Weighted average common shares outstanding	25,731	28,655	26,683	30,519
Diluted
Weighted average common shares outstanding	25,731	28,655	26,683	30,519
Effect of dilutive securities:
Common share options	54	131	53	173
Restricted share units	217	279	265	257
Adjusted weighted average common shares outstanding	26,002	29,065	27,001	30,949

Earnings Per Common Share
Basic earnings per common share	$1.13	$1.34	$4.83	$5.71
Diluted earnings per common share	$1.12	$1.32	$4.78	$5.63

(1)	Represents earnings attributable to holders of unvested restricted shares issued under the Company's share incentive plans that are considered to be participating securities.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

9.	Condensed Consolidating Financial Information

Platinum Holdings fully and unconditionally guarantees the $250.0 million of debt obligations issued by its 100%‑owned subsidiary Platinum Finance.

The following tables present the condensed consolidating financial information for Platinum Holdings, Platinum Finance and the non-guarantor subsidiaries of Platinum Holdings as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 ($ in thousands):

Condensed Consolidating Balance Sheet
September 30, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
ASSETS
Total investments	$-	$45,133	$1,895,147	$-	$1,940,280
Investment in subsidiaries	1,578,305	653,147	623,988	(2,855,440)	-
Cash and cash equivalents	121,365	180,903	1,036,881	-	1,339,149
Reinsurance assets	-	-	267,125	-	267,125
Inter-company receivables	6,828	-	608	(7,436)	-
Other assets	2,338	1,230	136,037	-	139,605
Total assets	$1,708,836	$880,413	$3,959,786	$(2,862,876)	$3,686,159
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reinsurance liabilities	$-	$-	1,682,483	$-	1,682,483
Debt obligations	-	250,000	-	-	250,000
Inter-company payables	-	46	7,390	(7,436)	-
Other liabilities	12,188	6,379	38,461	-	57,028
Total liabilities	$12,188	$256,425	$1,728,334	$(7,436)	$1,989,511

Shareholders’ Equity
Common shares	$248	$-	$8,000	$(8,000)	$248
Additional paid-in capital	-	215,984	2,025,539	(2,241,523)	-
Accumulated other comprehensive income	87,471	25,085	112,531	(137,616)	87,471
Retained earnings	1,608,929	382,919	85,382	(468,301)	1,608,929
Total shareholders’ equity	$1,696,648	$623,988	$2,231,452	$(2,855,440)	$1,696,648
Total liabilities and shareholders’ equity	$1,708,836	$880,413	$3,959,786	$(2,862,876)	$3,686,159

(1)    Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$129,463	$-	$129,463
Net investment income (expense)	7	(52)	17,568	-	17,523
Net realized gains (losses) on investments	-	-	3,109	-	3,109
Net impairment losses on investments	-	-	-	-	-
Other income (expense)	1,297	-	(1,211)	-	86
Total revenue	1,304	(52)	148,929	-	150,181

Expenses:
Net losses and loss adjustment expenses	-	-	66,178	-	66,178
Net acquisition expenses	-	-	28,042	-	28,042
Operating expenses	5,435	41	13,131	-	18,607
Net foreign currency exchange losses (gains)	-	-	(102)	-	(102)
Interest expense	-	4,789	-	-	4,789
Total expenses	5,435	4,830	107,249	-	117,514
Income (loss) before income taxes	(4,131)	(4,882)	41,680	-	32,667
Income tax expense (benefit)	-	(1,704)	5,246	-	3,542
Income (loss) before equity in earnings of subsidiaries	(4,131)	(3,178)	36,434	-	29,125
Equity in earnings of subsidiaries	33,256	12,493	9,315	(55,064)	-
Net income	$29,125	$9,315	$45,749	$(55,064)	$29,125

(1)    Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$380,561	$-	$380,561
Net investment income (expense)	19	(145)	52,986	-	52,860
Net realized gains (losses) on investments	-	-	1,998	-	1,998
Net impairment losses on investments	-	-	(224)	-	(224)
Other income (expense)	3,830	-	(1,033)	-	2,797
Total revenue	3,849	(145)	434,288	-	437,992

Expenses:
Net losses and loss adjustment expenses	-	-	143,552	-	143,552
Net acquisition expenses	-	-	83,391	-	83,391
Operating expenses	18,736	163	39,425	-	58,324
Net foreign currency exchange losses (gains)	-	-	(255)	-	(255)
Interest expense	-	14,363	-	-	14,363
Total expenses	18,736	14,526	266,113	-	299,375
Income (loss) before income taxes	(14,887)	(14,671)	168,175	-	138,617
Income tax expense (benefit)	-	(4,996)	14,573	-	9,577
Income (loss) before equity in earnings of subsidiaries	(14,887)	(9,675)	153,602	-	129,040
Equity in earnings of subsidiaries	143,927	35,222	25,547	(204,696)	-
Net income	$129,040	$25,547	$179,149	$(204,696)	$129,040

(1)    Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2013

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Revenue:
Net premiums earned	$-	$-	$405,146	$-	$405,146
Net investment income (expense)	23	(73)	54,160	-	54,110
Net realized gains (losses) on investments	-	-	24,698	-	24,698
Net impairment losses on investments	-	-	(2,002)	-	(2,002)
Other income (expense)	5,994	4	(3,495)	-	2,503
Total revenue	6,017	(69)	478,507	-	484,455

Expenses:
Net losses and loss adjustment expenses	-	-	120,807	-	120,807
Net acquisition expenses	-	-	91,207	-	91,207
Operating expenses	18,427	110	41,158	-	59,695
Net foreign currency exchange losses (gains)	-	-	(592)	-	(592)
Interest expense	-	14,341	-	-	14,341
Total expenses	18,427	14,451	252,580	-	285,458
Income (loss) before income taxes	(12,410)	(14,520)	225,927	-	198,997
Income tax expense (benefit)	-	(4,785)	29,127	-	24,342
Income (loss) before equity in earnings of subsidiaries	(12,410)	(9,735)	196,800	-	174,655
Equity in earnings of subsidiaries	187,065	64,241	54,506	(305,812)	-
Net income	$174,655	$54,506	$251,306	$(305,812)	$174,655

(1)    Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$29,125	$9,315	$45,749	$(55,064)	$29,125
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	-	-	-
Change in net unrealized gains and losses on all other securities	-	21	(1,619)	-	(1,598)
Total change in net unrealized gains and losses	-	21	(1,619)	-	(1,598)

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(3,895)	-	(3,895)
Net impairment losses on investments	-	-	-	-	-
Total reclassifications to net income	-	-	(3,895)	-	(3,895)

Other comprehensive income (loss) before income taxes	-	21	(5,514)	-	(5,493)
Income tax benefit (expense)	-	(7)	1,620	-	1,613
Other comprehensive income (loss)	-	14	(3,894)	-	(3,880)
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	(3,880)	(3,008)	(2,994)	9,882	-
Comprehensive income	$25,245	$6,321	$38,861	$(45,182)	$25,245

(1)    Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

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
For the Three and Nine Months Ended September 30, 2014 and 2013

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries(1)	Consolidating Adjustments	Consolidated
Net income	$129,040	$25,547	$179,149	$(204,696)	$129,040
Other comprehensive income (loss) on available-for-sale securities before reclassifications:
Change in net unrealized gains and losses on securities with other-than-temporary impairments recorded	-	-	15	-	15
Change in net unrealized gains and losses on all other securities	-	33	46,675	-	46,708
Total change in net unrealized gains and losses	-	33	46,690	-	46,723

Reclassifications to net income on available-for-sale securities:
Net realized gains on investments	-	-	(3,951)	-	(3,951)
Net impairment losses on investments	-	-	224	-	224
Total reclassifications to net income	-	-	(3,727)	-	(3,727)

Other comprehensive income (loss) before income taxes	-	33	42,963	-	42,996
Income tax benefit (expense)	-	(11)	(3,598)	-	(3,609)
Other comprehensive income (loss)	-	22	39,365	-	39,387
Other comprehensive income (loss) due to change in accumulated other comprehensive income (loss) of subsidiaries	39,387	6,681	6,703	(52,771)	-
Comprehensive income	$168,427	$32,250	$225,217	$(257,467)	$168,427

(1)    Amounts represent an aggregation of the non-guarantor subsidiaries and exclude consolidating adjustments.

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

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

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2014

	Platinum Holdings	Platinum Finance	Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net cash provided by (used in) operating activities	$(9,008)	$(4,921)	$65	$(565)	$(14,429)

Investing Activities:
Proceeds from sales of:
Fixed maturity available-for-sale securities	-	-	70,906	-	70,906
Short-term investments	-	-	6,613	-	6,613
Proceeds from the maturities or paydowns of:
Fixed maturity available-for-sale securities	-	32	93,444	-	93,476
Short-term investments	-	-	100,394	-	100,394
Acquisitions of:
Fixed maturity available-for-sale securities	-	(45,026)	(45,000)	-	(90,026)
Short-term investments	-	-	(66,036)	-	(66,036)
Dividends from subsidiaries	264,000	-	-	(264,000)	-
Net cash provided by (used in) investing activities	264,000	(44,994)	160,321	(264,000)	115,327

Financing Activities:
Dividends paid to common shareholders	(6,345)	-	(264,000)	264,000	(6,345)
Repurchase of common shares	(215,684)	-	-	-	(215,684)
Proceeds from share-based compensation, including income tax benefits	-	-	-	565	565
Net cash provided by (used in) financing activities	(222,029)	-	(264,000)	264,565	(221,464)

Effect of foreign currency exchange rate changes on cash and cash equivalents	-	-	(4,703)	-	(4,703)
Net increase (decrease) in cash and cash equivalents	32,963	(49,915)	(108,317)	-	(125,269)
Cash and cash equivalents at beginning of period	88,402	230,818	1,145,198	-	1,464,418
Cash and cash equivalents at end of period	$121,365	$180,903	$1,036,881	$-	$1,339,149

Platinum Underwriters Holdings, Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2014 and 2013

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10‑Q for the period ended September 30, 2014 (this “Form 10‑Q”) and the consolidated financial statements and related notes thereto and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10‑K for the year ended December 31, 2013 (the “2013 Form 10‑K”).  This Form 10‑Q contains forward-looking statements that involve risks and uncertainties.  Please see Item 1A, “Risk Factors”, in our 2013 Form 10-K and the “Note on Forward-Looking Statements” below.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

As of September 30, 2014, our capital resources of $1.9 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations. Investable assets, consisting of investments, cash and cash equivalents, accrued investment income and net balances due from brokers, were $3.3 billion as of September 30, 2014.  Our net premiums written were $123.8 million and $379.9 million for the three and nine months ended September 30, 2014, respectively.  Our net income was $29.1 million and $129.0 million for the three and nine months ended September 30, 2014, respectively.  Book value per share was $68.34 as of September 30, 2014, an increase of 1.4% from $67.38 as of June 30, 2014 and an increase of 10.1% from $62.07 as of December 31, 2013.

Current Outlook

In the Property and Marine segment, this year has been notable for the unusually low level of insured losses from major catastrophe events so far.  Results on catastrophe exposed business have been relatively good and capacity has continued to flow into the sector.  Due to the significant capital available to support catastrophe exposed risks, we anticipate continued downward pressure on pricing for this segment.  For 2015 we expect to write a similar portfolio to that currently in-force.  We also expect that our Property and Marine segment will continue to represent a large proportion of our overall book of business, which could result in significant volatility in our results of operations.

Competition remains strong for casualty business and many treaties do not meet our pricing standards.  Casualty insurance and reinsurance capacity remains abundant and we anticipate continued downward pressure on risk adjusted profitability for this segment.  For 2015 we expect to write a similar portfolio to that currently in-force.

Reflecting a continued lack of demand for finite risk covers, we expect to write a relatively small portfolio of business in our Finite Risk segment in 2015.

Absent major events in the insurance or capital markets, we expect capacity for insurable risks to remain high resulting in continued downward pressure on overall rate adequacy.  We will continue emphasizing profitability over market share while seeking to maintain a position in larger markets by participating on the most attractive business available.

Since our inception, our financial performance has been supported by investment returns from fixed income assets of high credit quality and moderate interest rate risk.  Over that same time frame, while we have maintained a low risk investment portfolio, the portfolios of other market participants have migrated toward a higher risk and higher expected return model.  Companies have made significant allocations to public and private equities and alternative investment strategies.  We continue to explore higher risk/higher return investment strategies and may move forward with initial hedge fund investments of up to $400 million by the end of 2014.  These investments are expected to be more volatile than our investments in fixed maturity securities and are expected to expose us to equity price risk, commodity price risk, interest rate risk, credit risk, and foreign currency risk.  These investments may also present liquidity risk as hedge funds typically restrict or prohibit transfers of fund interests, do not distribute dividends and have redemption restrictions that would decrease our ability to liquidate our investments under certain circumstances.  We may consider further investments in riskier assets during 2015.

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

Segment underwriting income or loss is reconciled to the U.S. GAAP measure of income or loss before income taxes in Note 7 to the “Consolidated Financial Statements” in this Form 10‑Q.

Book Value and Fully Converted Book Value per Common Share

The following summary sets forth the calculation of book value and fully converted book value per common share as of September 30, 2014, June 30, 2014 and December 31, 2013 ($ and amounts in thousands, except per share amounts):

	September 30,	June 30,	December 31,
	2014	2014	2013
Market price per share at period end	$60.87	$64.85	$61.28

Shareholders' equity	$1,696,648	$1,777,869	$1,746,707
Add: Proceeds from exercise of share options	4,994	4,994	4,994
Shareholders' equity - diluted	$1,701,642	$1,782,863	$1,751,701

Basic common shares outstanding	24,827	26,385	28,143
Add: Common share options (1)	148	148	148
Add: Restricted share units	417	554	598
Diluted common shares outstanding	25,392	27,087	28,889

Book value per common share
Book value per common share	$68.34	$67.38	$62.07
Fully converted book value per common share	$67.01	$65.82	$60.64

(1)	Options with an exercise price below the market price per share at period end.

Results of Operations

Three Months Ended September 30, 2014 as Compared with the Three Months Ended September 30, 2013

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

Net income and diluted earnings per common share for the three months ended September 30, 2014 and 2013 were as follows ($ and amounts in thousands, except diluted earnings per common share):

	Three Months Ended
	September 30,
	2014	2013
Underwriting income	$22,296	$46,727
Net investment income	17,523	17,758
Net realized gains (losses) on investments	3,109	(306)
Net impairment losses on investments	-	(65)
Other revenues (expenses)	(10,261)	(10,699)
Income before income taxes	32,667	53,415
Income tax expense	(3,542)	(15,130)
Net income	$29,125	$38,285
Weighted average shares outstanding - diluted	26,002	29,065
Diluted earnings per common share	$1.12	$1.32

The decrease in net income for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013 was primarily due to a decrease in underwriting income, partially offset by a reduction in income tax expense.  The decrease in diluted earnings per common share was due to the decrease in net income, partially offset by a decrease in the diluted weighted average shares outstanding.  The decrease in the diluted weighted average shares outstanding related to share repurchases during the last twelve months.

Underwriting Results

Net underwriting income was $22.3 million and $46.7 million for the three months ended September 30, 2014 and 2013, respectively.  The decrease in net underwriting income was primarily due to a decrease in net favorable development, partially offset by a decrease in net losses from current year major catastrophes for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013.  We also had an increase in losses from North American non-major catastrophe events and an underwriting loss in our North American crop class as compared with underwriting income in the same period in 2013.

Net favorable development was $23.5 million and $41.2 million for the three months ended September 30, 2014 and 2013, respectively.

Net losses from current year major catastrophes were $5.1 million and $11.2 million for the three months ended September 30, 2014 and 2013, respectively.

The following discussion and analysis reviews our underwriting results by operating segment.

Property and Marine

The following table sets forth underwriting results, ratios and the period over period change for the Property and Marine segment for the three months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended September 30,
	2014	2013	Increase (decrease)
Gross premiums written	$58,506	$67,969	$(9,463)
Ceded premiums written	8,305	8,800	(495)
Net premiums written	50,201	59,169	(8,968)
Net premiums earned	53,500	55,127	(1,627)
Net losses and LAE	24,749	28,339	(3,590)
Net acquisition expenses	9,778	9,699	79
Other underwriting expenses	7,446	7,747	(301)
Property and Marine segment underwriting income	$11,527	$9,342	$2,185

Underwriting ratios:
Net loss and LAE	46.3%	51.4%	(5.1) points
Net acquisition expense	18.3%	17.6%	0.7 points
Other underwriting expense	13.9%	14.1%	(0.2) points
Combined	78.5%	83.1%	(4.6) points

The Property and Marine segment underwriting income increased by $2.2 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013.  The increase was primarily due to an increase in net favorable development and a decrease in net losses from current year major catastrophes for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013.  This was partially offset by an increase in losses from North American non-major catastrophe events and an underwriting loss in our North American crop class as compared with underwriting income in the same period in 2013.

Net favorable development was $8.8 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively.

Net losses from current year major catastrophes were $5.1 million and $11.2 million for the three months ended September 30, 2014 and 2013, respectively.

Net Premiums Written and Earned

The Property and Marine segment generated 40.6% and 42.9% of our net premiums written for the three months ended September 30, 2014 and 2013, respectively.

The Property and Marine segment gross premiums written decreased by $9.5 million, and by $10.1 million excluding reinstatement premiums written related to major catastrophes, for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013.  The decrease in gross premiums written was primarily due to decreases in our property catastrophe, property proportional and property per risk excess-of-loss classes. The decrease in gross premiums written resulted from fewer opportunities that met our underwriting standards.

Net premiums earned decreased by $1.6 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013 as a result of decreases in net premiums written in current and prior periods.  Net premiums written and earned were also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

The following table sets forth the components of net losses and LAE for the three months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended September 30,
	2014	2013
Current year major catastrophes	$(5,782)	$(11,271)
Prior years’ favorable (unfavorable) loss development	8,412	1,417
Calendar year losses, excluding current year major catastrophes and prior years’ loss development	(27,379)	(18,485)
Net losses and LAE	$(24,749)	$(28,339)

Current Year Major Catastrophe Losses

Net losses from current year major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 10.3 points and 20.4 points for the three months ended September 30, 2014 and 2013, respectively.

The pre-tax net losses from current year major catastrophes related to Property Claims Services (“PCS”) 45, a tornado and hailstorm event, primarily in Nebraska, were $5.1 million, including reinstatement premiums of $0.7 million.  We reclassified PCS 45 to a major catastrophe in the three months ended September 30, 2014 as a result of an increase by PCS in their estimate of the insurance industry ultimate loss to greater than $1 billion.

The following table sets forth the components of pre-tax net losses from 2013 major catastrophes for the three months ended September 30, 2013 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
German hailstorms	$(15,692)	$33	$(15,659)
Decrease in Second Quarter 2013 Catastrophe Estimates:
Floods in central and eastern Europe, primarily in Germany	2,737	(2)	2,735
PCS 14 - tornadoes in the U.S. Midwest, primarily Oklahoma	1,684	6	1,690
Total	$(11,271)	$37	$(11,234)

Any development of losses related to 2013 major catastrophes subsequent to December 31, 2013 is included in prior years’ loss development in the major catastrophes class of business for the three months ended September 30, 2014.

Prior Years’ Loss Development

The Property and Marine segment net favorable loss development was $8.4 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 16.0 points and 3.4 points for the three months ended September 30, 2014 and 2013, respectively.  Net favorable loss development for the three months ended September 30, 2014 and 2013 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended September 30, 2014 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
Marine, aviation and satellite	$4,005	$(113)	$236	$4,128
Major catastrophes	2,476	(2)	(341)	2,133
Catastrophe excess-of-loss (non-major events)	1,798	(1)	199	1,996
Property per risk	987	(17)	162	1,132
Other	(854)	229	-	(625)
Total	$8,412	$96	$256	$8,764

Net favorable development in the marine, aviation and satellite class arose from most prior underwriting years.  A change in loss development patterns contributed $1.2 million to the net favorable development.  Net favorable development in the major catastrophes class arose primarily from 2011 and 2012 events.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2013 underwriting year.  Net favorable development in the property per risk class arose primarily from the 2013 underwriting year.

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

Calendar Year Losses – Excluding Current Year Major Catastrophes and Prior Years’ Loss Development

The Property and Marine segment calendar year losses, excluding current year major catastrophes and prior years’ loss development, were $27.4 million and $18.5 million for the three months ended September 30, 2014 and 2013, respectively.  The calendar year loss ratios, excluding current year major catastrophes and prior years’ loss development, were 52.2% and 34.0% for the three months ended September 30, 2014 and 2013, respectively.  The increase in calendar year losses and the calendar year loss ratios resulted primarily from an increase in losses from North American non-major catastrophe events in 2014 of $6.7 million as compared with 2013 and an underwriting loss in our North American crop business in 2014 as compared with underwriting income for the same period in 2013.  The underwriting loss on our 2014 North American crop business, primarily related to hailstorms, was $4.8 million for the three months ended September 30, 2014 and underwriting income on our 2013 North American crop business was $1.9 million for the three months ended September 30, 2013.

Net Acquisition Expenses

The Property and Marine segment net acquisition expenses were $9.8 million and $9.7 million for the three months ended September 30, 2014 and 2013, respectively.  The net acquisition expense ratios were 18.3% and 17.6% for the three months ended September 30, 2014 and 2013, respectively.  The increase in the net acquisition expense ratios for the three months ended September 30, 2014 as compared with the same period in 2013 was primarily due to a higher proportion of earned premiums related to property proportional business, which has a higher acquisition expense ratio than the remainder of the segment, and a lower proportion of earned premiums related to property catastrophe business, which has a lower acquisition expense ratio than the remainder of the segment.

Other Underwriting Expenses

The Property and Marine segment other underwriting expenses were $7.4 million and $7.7 million for the three months ended September 30, 2014 and 2013, respectively.

Casualty

The following table sets forth underwriting results, ratios and the period over period change for the Casualty segment for the three months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended September 30,
	2014	2013	Increase (decrease)
Net premiums written	$67,571	$69,992	$(2,421)
Net premiums earned	69,474	72,543	(3,069)
Net losses and LAE	37,865	10,242	27,623
Net acquisition expenses	16,470	19,067	(2,597)
Other underwriting expenses	5,192	5,727	(535)
Casualty segment underwriting income	$9,947	$37,507	$(27,560)

Underwriting ratios:
Net loss and LAE	54.5%	14.1%	40.4 points
Net acquisition expense	23.7%	26.3%	(2.6) points
Other underwriting expense	7.5%	7.9%	(0.4) points
Combined	85.7%	48.3%	37.4 points

The Casualty segment underwriting income decreased by $27.6 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013, primarily due to a decrease in net favorable development.   Net favorable development was $13.8 million and $39.1 million for the three months ended September 30, 2014 and 2013, respectively.

Net Premiums Written and Earned

The Casualty segment generated 54.6% and 50.8% of our net premiums written for the three months ended September 30, 2014 and 2013, respectively.

The Casualty segment net premiums written decreased by $2.4 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013.

The Casualty segment net premiums earned decreased by $3.1 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013.  Net premiums written and earned were impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

The following table sets forth the components of net losses and LAE for the three months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended September 30,
	2014	2013
Prior years’ favorable loss development	$12,722	$40,097
Calendar year losses, excluding prior years’ loss development	(50,587)	(50,339)
Net losses and LAE	$(37,865)	$(10,242)

Prior Years’ Loss Development

The Casualty segment net favorable loss development was $12.7 million and $40.1 million for the three months ended September 30, 2014 and 2013, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 19.1 points and 55.6 points for the three months ended September 30, 2014 and 2013, respectively.  Net favorable loss development for the three months ended September 30, 2014 and 2013 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the three months ended September 30, 2014 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
International casualty	$3,942	$90	$230	$4,262
North American claims made	3,770	53	221	4,044
North American occurrence	2,771	6	63	2,840
North American umbrella	1,473	8	-	1,481
Financial lines	840	(26)	213	1,027
Other	(74)	204	22	152
Total	$12,722	$335	$749	$13,806

Net favorable development in the international casualty class arose primarily from the 2008 underwriting year and related to claims arising from wildfires in Australia.  Net favorable development in the North American claims made class arose primarily from the 2004, 2008, 2009 and 2011 underwriting years, partially offset by unfavorable development on the 2006 and 2012 underwriting years.  A change in the loss development patterns contributed $1.5 million to the net favorable development.  Net favorable development in the North American occurrence class arose from most prior underwriting years.  A change in the loss development patterns contributed $0.8 million to the net favorable development.  Net favorable development in the North American umbrella class arose from the 2006 through 2011 underwriting years, partially offset by net unfavorable development on the 2003 through 2005 underwriting years.  A change in the loss development patterns contributed $0.6 million to the net favorable development.  Net favorable development in the financial lines class arose from most prior underwriting years.

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

Calendar Year Losses – Excluding Prior Years’ Loss Development

The Casualty segment calendar year losses, excluding prior years’ loss development, were $50.6 million and $50.3 million for the three months ended September 30, 2014 and 2013, respectively.  The calendar year loss ratios, excluding prior years’ loss development, were 73.6% and 69.7% for the three months ended September 30, 2014 and 2013, respectively.  The increase in calendar year loss ratios, excluding prior years’ development, reflects the impact of lowering our initial expected loss ratio estimates in the third quarter of 2013 for several North American casualty classes as a result of better than expected historical loss experience.  The lowering of ratios resulted in a cumulative year to date adjustment in the third quarter of 2013.  In addition, loss ratios in 2014 are higher than 2013 reflecting deteriorating rates.  Calendar year losses and related loss ratios, excluding prior years’ loss development, were also impacted by changes in the mix of business.

Net Acquisition Expenses

The Casualty segment net acquisition expenses were $16.5 million and $19.1 million for the three months ended September 30, 2014 and 2013, respectively.  The net acquisition expense ratios were 23.7% and 26.3% for the three months ended September 30, 2014 and 2013, respectively.  Net acquisition expenses and related acquisition expense ratios, excluding the impact of favorable and unfavorable development related to prior years’ acquisition expenses noted in the tables above, were $16.8 million, or 24.5%, and $17.8 million, or 24.6%, for the three months ended September 30, 2014 and 2013, respectively.  Net acquisition expenses and related acquisition expense ratios were impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Other Underwriting Expenses

The Casualty segment other underwriting expenses were $5.2 million and $5.7 million for the three months ended September 30, 2014 and 2013, respectively.

Finite Risk

The following table sets forth underwriting results, ratios and the period over period change for the Finite Risk segment for the three months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended September 30,
	2014	2013	Increase (decrease)
Net premiums written	$6,015	$8,737	$(2,722)
Net premiums earned	6,489	7,690	(1,201)
Net losses and LAE	3,564	5,561
Net acquisition expenses	1,794	1,909
Net losses, LAE and acquisition expenses	5,358	7,470	(2,112)
Other underwriting expenses	309	342	(33)
Finite Risk segment underwriting income (loss)	$822	$(122)	$944

Underwriting ratios:
Net loss and LAE	54.9%	72.3%
Net acquisition expense	27.6%	24.8%
Net loss, LAE and acquisition expense	82.5%	97.1%	(14.6) points
Other underwriting expense	4.8%	4.4%	0.4 points
Combined	87.3%	101.5%	(14.2) points

During the three months ended September 30, 2014 and 2013, the in-force Finite Risk portfolio consisted of one contract.  Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the small amount of premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

Net Premiums Written and Earned

The Finite Risk segment generated 4.8% and 6.3% of our net premiums written for the three months ended September 30, 2014 and 2013, respectively.

The decreases in net premiums written and net premiums earned for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013 were attributable to decreases in the premium on the single contract currently in-force in 2014 as compared with the same period in 2013.

Net Losses, LAE and Acquisition Expenses

The Finite Risk segment net losses, LAE and acquisition expenses decreased by $2.1 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013, primarily due to a decrease in net premiums earned and an increase in net favorable development.  Net favorable development was $0.9 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively.  The net favorable development decreased the net loss and LAE and acquisition expense ratio by 13.7 points and 1.0 point for the three months ended September 30, 2014 and 2013, respectively.

Non-Underwriting Results

Net Investment Income

Net investment income was $17.5 million and $17.8 million for the three months ended September 30, 2014 and 2013, respectively.  Net investment income was relatively unchanged for the three months ended September 30, 2014 as compared with the same period in 2013 as the decrease in the average book value of our investments and cash and cash equivalents was primarily related to a decrease in low yielding cash and cash equivalents, which has little impact on net investment income.  The average book yield for the portfolio of total investments and cash and cash equivalents was 2.1% for the three months ended September 30, 2014 as compared with 2.0% for the three months ended September 30, 2013.

Net Realized Gains (Losses) on Investments

Net realized gains on investments were $3.1 million for the three months ended September 30, 2014 and net realized losses on investments were $0.3 million for the three months ended September 30, 2013.  Sales of investments resulted in net realized gains of $3.9 for the three months ended September 30, 2014, which included net realized gains of $1.5 million from the sale of corporate bonds and $1.4 million from the sale of municipal bonds.  Net realized gains for the three months ended September 30, 2014 were negatively impacted by fair value adjustments on our fixed maturity trading securities of $0.8 million.

Net realized losses for the three months ended September 30, 2013 were primarily due to fair value adjustments on our fixed maturity trading securities.

Net Impairment Losses on Investments

There were no net impairment losses on investments for the three months ended September 30, 2014 and there were net impairment losses on investments of $0.1 million for the three months ended September 30, 2013.  Net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the three months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended
	September 30,
	2014	2013
Other income (expense)	$86	$1,426
Operating expenses not allocated to segments	(5,660)	(6,856)
Net foreign currency exchange (losses) gains	102	(487)
Interest expense	(4,789)	(4,782)
Other revenues (expenses)	$(10,261)	$(10,699)

Other income (expense) related primarily to changes in the fair value on our reinsurance deposit assets resulting in income of $0.2 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively.

Operating expenses not allocated to segments were $5.7 million and $6.9 million for the three months ended September 30, 2014 and 2013, respectively.  The decrease was primarily due to lower performance based compensation accruals in 2014 as compared with the same period in 2013.

Interest expense was $4.8 million for both the three months ended September 30, 2014 and 2013 and related to our $250.0 million of debt obligations.

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

Income tax expense was $3.5 million and $15.1 million for the three months ended September 30, 2014 and 2013, respectively.  Our effective tax rate was 10.8% and 28.3% for the three months ended September 30, 2014 and 2013, respectively.

Pre-tax income was $19.9 million and $12.9 million in our Bermuda and U.S. companies, respectively, for the three months ended September 30, 2014.  Pre-tax income was $11.6 million and $41.8 million in our Bermuda and U.S. companies, respectively, for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 as Compared with the Nine Months Ended September 30, 2013

Net income and diluted earnings per common share for the nine months ended September 30, 2014 and 2013 were as follows ($ and amounts in thousands, except diluted earnings per common share):

	Nine Months Ended
	September 30,
	2014	2013
Underwriting income	$113,813	$152,517
Net investment income	52,860	54,110
Net realized gains (losses) on investments	1,998	24,698
Net impairment losses on investments	(224)	(2,002)
Other revenues (expenses)	(29,830)	(30,326)
Income before income taxes	138,617	198,997
Income tax expense	(9,577)	(24,342)
Net income	$129,040	$174,655
Weighted average shares outstanding - diluted	27,001	30,949
Diluted earnings per common share	$4.78	$5.63

The decrease in net income for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013 was primarily due to decreases in underwriting income and net realized gains on investments, partially offset by a decrease in income tax expense.  The decrease in diluted earnings per common share was due to the decrease in net income, partially offset by a decrease in the diluted weighted average shares outstanding.  The decrease in the diluted weighted average shares outstanding related to share repurchases during the last twelve months.

Underwriting Results

Net underwriting income was $113.8 million and $152.5 million for the nine months ended September 30, 2014 and 2013, respectively.  The decrease in net underwriting income was primarily due to a decrease in net favorable development, partially offset by a decrease in net losses from current year major catastrophes for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.  We also had an increase in losses from North American non-major catastrophe events and an underwriting loss in our North American crop class as compared with underwriting income in the same period in 2013.

Net favorable development was $99.0 million and $139.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Net losses from current year major catastrophes were $5.1 million and $29.8 million for the nine months ended September 30, 2014 and 2013, respectively.

The following discussion and analysis reviews our underwriting results by operating segment.

Property and Marine

The following table sets forth underwriting results, ratios and the period over period change for the Property and Marine segment for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	Nine Months Ended September 30,
	2014	2013	Increase (decrease)
Gross premiums written	$177,467	$186,287	$(8,820)
Ceded premiums written	11,003	10,341	662
Net premiums written	166,464	175,946	(9,482)
Net premiums earned	162,220	165,811	(3,591)
Net losses and LAE	61,759	35,426	26,333
Net acquisition expenses	30,050	27,624	2,426
Other underwriting expenses	22,901	22,493	408
Property and Marine segment underwriting income	$47,510	$80,268	$(32,758)

Underwriting ratios:
Net loss and LAE	38.1%	21.4%	16.7 points
Net acquisition expense	18.5%	16.7%	1.8 points
Other underwriting expense	14.1%	13.6%	0.5 points
Combined	70.7%	51.7%	19.0 points

The Property and Marine segment underwriting income decreased by $32.8 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013, primarily due to a decrease in net favorable development, partially offset by a decrease in net losses from current year major catastrophes for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.  We also had an increase in losses from North American non-major catastrophe events and an underwriting loss in our North American crop class as compared with underwriting income in the same period in 2013.

Net favorable development was $20.1 million and $54.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Net losses from current year major catastrophes were $5.1 million and $29.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Net Premiums Written and Earned

The Property and Marine segment generated 43.8% and 42.0% of our net premiums written for the nine months ended September 30, 2014 and 2013, respectively.

The Property and Marine segment gross premiums written decreased by $8.8 million, and by $8.0 million excluding reinstatement premiums written related to major catastrophes, for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.  The decrease in gross premiums written was primarily due to decreases in the property catastrophe and property per risk excess-of-loss classes, partially offset by an increase in the North American property proportional class.  The decrease in gross premiums written resulted from fewer opportunities that met our underwriting standards.

Net premiums earned decreased by $3.6 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.  Net premiums written and earned were impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

The following table sets forth the components of net losses and LAE for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
Current year major catastrophes	$(5,782)	$(31,375)
Prior years’ favorable loss development	20,299	57,501
Calendar year losses, excluding current year major catastrophes and prior years’ loss development	(76,276)	(61,552)
Net losses and LAE	$(61,759)	$(35,426)

Current Year Major Catastrophe Losses

Net losses from current year major catastrophes, with related premium adjustments, increased the net loss and LAE ratio by 3.4 points and 18.9 points for the nine months ended September 30, 2014 and 2013, respectively.

The pre-tax net losses from current year major catastrophes related to PCS 45 were $5.1 million, including reinstatement premiums earned of $0.7 million, for the nine months ended September 30, 2014.

The following table sets forth the components of pre-tax net losses from 2013 major catastrophes for the nine months ended September 30, 2013 ($ in thousands):

Major Catastrophe	Net Losses and LAE	Reinstatement Premiums Earned	Net Losses from Major Catastrophes
German hailstorms	$(15,692)	$33	$(15,659)
Floods in central and eastern Europe, primarily in Germany	(13,445)	1,525	(11,920)
PCS 14 - tornadoes in the U.S. Midwest, primarily Oklahoma	(2,238)	17	(2,221)
Total	$(31,375)	$1,575	$(29,800)

Any development of losses related to 2013 major catastrophes subsequent to December 31, 2013 is included in prior years’ loss development in the major catastrophes class of business for the nine months ended September 30, 2014.

Prior Years’ Loss Development

The Property and Marine segment net favorable loss development was $20.3 million and $57.5 million for the nine months ended September 30, 2014 and 2013, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratio by 12.4 points and 33.6 points for the nine months ended September 30, 2014 and 2013, respectively.  Net favorable loss development for the nine months ended September 30, 2014 and 2013 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the nine months ended September 30, 2014 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
Major catastrophes	$13,880	$(7)	$(803)	$13,070
Catastrophe excess-of-loss (non-major events)	3,292	117	228	3,637
Property per risk	2,272	26	410	2,708
Crop	2,075	(82)	-	1,993
Marine, aviation and satellite	(1,211)	(144)	(73)	(1,428)
Other	(9)	131	-	122
Total	$20,299	$41	$(238)	$20,102

Net favorable development in the major catastrophes class arose primarily from the Tohoku earthquake, the New Zealand earthquakes in 2011 and Hurricane Sandy, partially offset by net unfavorable development on the New Zealand earthquake in September 2010.  Net favorable development in the catastrophe excess-of-loss (non-major events) class arose primarily from the 2012 and 2013 underwriting years. A change in loss development pattern contributed $0.6 million of net favorable development.  Net favorable development in the property per risk class arose primarily from the 2013 underwriting year.  Net favorable development in the crop class arose primarily from 2013 underwriting year.  Net unfavorable development in the marine, aviation and satellite class arose primarily from the Costa Concordia cruise ship loss in the 2011 underwriting year, partially offset by net favorable development on most other prior underwriting years. A change in loss development patterns contributed $1.2 million to the net favorable development.

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

Calendar Year Losses – Excluding Current Year Major Catastrophes and Prior Years’ Loss Development

The Property and Marine segment calendar year losses, excluding current year major catastrophes and prior years’ loss development, were $76.3 million and $61.6 million for the nine months ended September 30, 2014 and 2013, respectively.  The calendar year loss ratios, excluding current year major catastrophes and prior years’ loss development, were 47.2% and 36.7% for the nine months ended September 30, 2014 and 2013, respectively.  The increase in calendar year losses and the calendar year loss ratio resulted primarily from an increase in losses from North American non-major catastrophe events in 2014 of $11.7 million as compared with 2013 and an underwriting loss in our North American crop business in 2014 as compared with underwriting income for the same period in 2013.  The underwriting loss on our 2014 North American crop business, primarily related to hailstorms, was $4.8 million for the nine months ended September 30, 2014 and underwriting income on our 2013 North American crop business was $1.7 million for the nine months ended September 30, 2013.

Net Acquisition Expenses

The Property and Marine segment net acquisition expenses were $30.1 million and $27.6 million for the nine months ended September 30, 2014 and 2013, respectively.  The net acquisition expense ratios were 18.5% and 16.7% for the nine months ended September 30, 2014 and 2013, respectively. The increase in net acquisition expenses and the net acquisition expense ratio for the nine months ended September 30, 2014 as compared with the same period in 2013 was primarily due to an increase in North American proportional business, which has a higher acquisition expense ratio than the remainder of the segment, and a reduction in property catastrophe business, which has a lower acquisition expense ratio than the remainder of the segment.

Other Underwriting Expenses

The Property and Marine segment other underwriting expenses were $22.9 million and $22.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Casualty

The following table sets forth underwriting results, ratios and the period over period change for the Casualty segment for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	Nine Months Ended September 30,
	2014	2013	Increase (decrease)
Net premiums written	$194,051	$220,547	$(26,496)
Net premiums earned	196,746	218,967	(22,221)
Net losses and LAE	68,086	75,243	(7,157)
Net acquisition expenses	47,748	53,384	(5,636)
Other underwriting expenses	15,957	17,120	(1,163)
Casualty segment underwriting income	$64,955	$73,220	$(8,265)

Underwriting ratios:
Net loss and LAE	34.6%	34.4%	0.2 points
Net acquisition expense	24.3%	24.4%	(0.1) points
Other underwriting expense	8.1%	7.8%	0.3 points
Combined	67.0%	66.6%	0.4 points

The Casualty segment underwriting income decreased by $8.3 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013, primarily due to a decrease in net favorable development.  Net favorable development was $77.8 million and $85.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Net Premiums Written and Earned

The Casualty segment generated 51.1% and 52.6% of our net premiums written for the nine months ended September 30, 2014 and 2013, respectively.

The Casualty segment net premiums written decreased by $26.5 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.  Net premiums written reflected a decrease in prior years’ premium estimates of $1.0 million for the nine months ended September 30, 2014 and an increase in prior years’ premium estimates of $29.3 million for the nine months ended September 30, 2013.  Excluding the impact of changes to prior years’ premium estimates, net premiums written increased by $3.8 million.

The Casualty segment net premiums earned decreased by $22.2 million for the nine months ended September 30, 2014  as compared with the nine months ended September 30, 2013.  Net premiums earned reflected a decrease in prior years’ premium estimates of $2.7 million for the nine months ended September 30, 2014 and an increase in prior years’ premium estimates of $17.6 million for the nine months ended September 30, 2013.  Excluding the impact of changes to prior years’ premium estimates, net premiums earned decreased by $1.9 million. Net premiums written and earned were impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Net Losses and LAE

The following table sets forth the components of net losses and LAE for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
Prior years’ favorable loss development	$75,531	$85,665
Calendar year losses, excluding prior years’ loss development	(143,617)	(160,908)
Net losses and LAE	$(68,086)	$(75,243)

Prior Years’ Loss Development

Net favorable loss development was $75.5 million and $85.7 million for the nine months ended September 30, 2014 and 2013, respectively.  Net favorable loss development and related premium adjustments decreased the net loss and LAE ratios by 39.0 points and 39.2 points for the nine months ended September 30, 2014 and 2013, respectively.  Net favorable loss development for the nine months ended September 30, 2014 and 2013 was primarily attributable to a level of cumulative losses reported by our ceding companies that was lower than expected and that, in our judgment, resulted in sufficient credibility in the loss experience to change our previously selected loss ratios.

The following table sets forth the net favorable (unfavorable) development by class of business for the nine months ended September 30, 2014 ($ in thousands):

Class of Business	Net Losses and LAE	Net Acquisition Expenses	Net Premiums	Net Development
North American claims made	$25,342	$(105)	$221	$25,458
North American umbrella	25,105	7	-	25,112
International casualty	10,396	373	714	11,483
Financial lines	11,247	(140)	235	11,342
North American clash	4,434	14	201	4,649
Accident and health	1,457	341	134	1,932
North American occurrence	(2,446)	119	112	(2,215)
Other	(4)	-	-	(4)
Total	$75,531	$609	$1,617	$77,757

Net favorable development in the North American claims made class arose primarily from 2003 through 2011 underwriting years, partially offset by net unfavorable development on the 2012 underwriting year and a change in loss development patterns that resulted in $8.7 million of net unfavorable development.  Net favorable development in the North American umbrella class arose from the 2005 through 2011 underwriting years. Contributing to the net favorable development was a reduction in construction related claims of $9.4 million and a change in loss development patterns of $6.4 million.  Net favorable development in the international casualty class arose from most prior underwriting years.  Net favorable development in the financial lines class arose primarily from political risk exposure in the 2005 through 2008 underwriting years and trade credit exposure from most prior underwriting years.  Net favorable development in the North American clash class arose primarily from the 2006 through 2010 underwriting years.  Net favorable development in the accident and health class arose primarily from the 2011 through 2013 underwriting years.  Net unfavorable development in the North American occurrence class arose primarily from construction related claims in the 2004 and 2005 underwriting years and automobile claims in the 2013 underwriting year, partially offset by net favorable development on the 2007 through 2012 underwriting years. A change in the loss development patterns contributed $1.1 million to the net favorable development.

The following table sets forth the net favorable (unfavorable) development for the nine months ended September 30, 2013 by class of business ($ in thousands):

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

Net favorable development in the North American claims made class arose primarily from the 2004 through 2012 underwriting years, partially offset by net unfavorable development from the 2003 underwriting year.  A change in initial expected loss ratios contributed $4.6 million to the net favorable development.  Net favorable development in the North American umbrella class arose from all prior underwriting years.  A change in initial expected loss ratios contributed $8.9 million to the net favorable development.  Net favorable development in the international casualty class arose from most prior underwriting years, partially offset by net unfavorable development from the 2002 and 2008 underwriting years.  A change in the loss development patterns in the 2002 underwriting year contributed $1.6 million of the net unfavorable development.  Net favorable development in the North American clash class arose primarily from the 2007 through 2009 underwriting years.  Net favorable development in the accident and health class arose primarily from the 2009 through 2011 underwriting years.  Net favorable development in the North American occurrence class arose primarily from the 2007 through 2012 underwriting years, partially offset by net unfavorable development from the 2006 and prior underwriting years.  A change in initial expected loss ratios contributed $0.6 million to the net favorable development.

Calendar Year Losses – Excluding Prior Years’ Loss Development

The Casualty segment calendar year losses, excluding prior years’ loss development, were $143.6 million and $160.9 million for the nine months ended September 30, 2014 and 2013, respectively.  The calendar year loss ratio, excluding prior years’ loss development, was 73.6% for both the nine months ended September 30, 2014 and 2013.  Although the calendar year loss ratios, excluding prior years’ loss development, were the same for 2014 and 2013, they were also impacted by changes in the mix of business.

Net Acquisition Expenses

The Casualty segment net acquisition expenses were $47.7 million and $53.4 million for the nine months ended September 30, 2014 and 2013, respectively. The net acquisition expense ratios were 24.3% and 24.4% for the nine months ended September 30, 2014 and 2013, respectively.  Net acquisition expenses and related acquisition expense ratios, excluding the impact of favorable and unfavorable development related to prior years’ acquisition expenses noted in the tables above, were $48.4 million, or 24.8%, and $53.2 million, or 24.3%, for nine months ended September 30, 2014 and 2013, respectively.  The decrease in net acquisition expenses was due to a decrease in earned premiums.  The increase in the net acquisition ratio was the result of an increase in ceding commissions. The net acquisition expense ratio was also impacted by changes in the mix of business and the structure of the underlying reinsurance contracts.

Other Underwriting Expenses

The Casualty segment other underwriting expenses were $16.0 million and $17.1 million for the nine months ended September 30, 2014 and 2013, respectively.  The decrease was primarily due to lower performance based compensation accruals in 2014 as compared with the same period in 2013.

Finite Risk

The following table sets forth underwriting results, ratios and the period over period change for the Finite Risk segment for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	Nine Months Ended September 30,
	2014	2013	Increase (decrease)
Net premiums written	$19,386	$22,540	$(3,154)
Net premiums earned	21,595	20,368	1,227
Net losses and LAE	13,707	10,138
Net acquisition expenses	5,593	10,199
Net losses, LAE and acquisition expenses	19,300	20,337	(1,037)
Other underwriting expenses	947	1,002	(55)
Finite Risk segment underwriting income (loss)	$1,348	$(971)	$2,319

Underwriting ratios:
Net loss and LAE	63.5%	49.8%
Net acquisition expense	25.9%	50.1%
Net loss, LAE and acquisition expense	89.4%	99.9%	(10.5) points
Other underwriting expense	4.4%	4.9%	(0.5) points
Combined	93.8%	104.8%	(11.0) points

During the nine months ended September 30, 2014 and 2013, the in-force Finite Risk portfolio consisted of one contract. Due to the inverse relationship between losses and commissions for this segment, we believe it is important to evaluate the overall combined ratio, rather than its component parts of net loss and LAE ratio and net acquisition expense ratio.  Due to the decline in premium volume in recent years, current year ratios may be significantly impacted by relatively small adjustments of prior years’ reserves.

Net Premiums Written and Earned

The Finite Risk segment generated 5.1% and 5.4% of our net premiums written for the nine months ended September 30, 2014 and 2013, respectively.

Net premiums written decreased $3.1 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. Net premiums written reflected a decrease in prior years’ premium estimates of $0.5 million for the nine months ended September 30, 2014 and an increase in prior years’ premium estimates of $7.6 million for the nine months ended September 30, 2013.  Excluding the impact of changes to prior years’ premium estimates, net premiums written increased by $5.0 million.  The increase in net premiums written was attributable to an increase in the premium on the single contract currently in-force in 2014 as compared with the same period in 2013.

Net premiums earned increased $1.2 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.  Net premiums earned reflected a decrease in prior years’ premium estimates of $0.5 million for the nine months ended September 30, 2014 and an increase in prior years’ premium estimates of $4.0 million for the nine months ended September 30, 2013.  Excluding the impact of changes to prior years’ premium estimates, net premiums earned increased by $5.7 million.

Net Losses, LAE and Acquisition Expenses

The Finite Risk segment net losses, LAE and acquisition expenses decreased by $1.0 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013, primarily due to an increase in net favorable development.  Net favorable development was $1.2 million for the nine months ended September 30, 2014 and net unfavorable development was $0.2 million for the nine months ended September 30, 2013.  The net favorable development decreased the net loss and LAE and acquisition expense ratio by 5.3 points for the nine months ended September 30, 2014 and the net unfavorable development increased the net loss and LAE and acquisition expense ratio by 1.1 points for the nine months ended September 30, 2013.

Non-Underwriting Results

Net Investment Income

Net investment income was $52.9 million and $54.1 million for the nine months ended September 30, 2014 and 2013, respectively.  Net investment income was relatively unchanged for the nine months ended September 30, 2014  as compared with the same period in 2013 as the decrease in the average book value of our investments and cash and cash equivalents was primarily related to a decrease in low yielding cash and cash equivalents, which has little impact on net investment income.  The average book yield for the portfolio of total investments and cash and cash equivalents was 2.1% for the nine months ended September 30, 2014 as compared with 2.0% for the nine months ended September 30, 2013.

Net Realized Gains on Investments

Net realized gains on investments were $2.0 million and $24.7 million for nine months ended September 30, 2014 and 2013, respectively.  Sales of investments resulted in net realized gains of $4.0 for the nine months ended September 30, 2014, which included net realized gains of $1.5 million from the sale of corporate bonds and $1.4 million from the sale of municipal bonds.  Net realized gains for the nine months ended September 30, 2014 were negatively impacted by fair value adjustments on our fixed maturity trading securities of $2.0 million.

Sales of investments resulted in net realized gains of $27.2 million for the nine months ended September 30, 2013, which included net realized gains of $18.3 million from the sale of municipal bonds, $6.1 million from the sale of corporate bonds and $2.5 million from the sale of commercial mortgage-backed securities (“CMBS”).  Net realized gains for the nine months ended September 30, 2013 were negatively impacted by fair value adjustments on our fixed maturity trading securities of $2.5 million.

Net Impairment Losses on Investments

Net impairment losses on investments were $0.2 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively.  Net impairment losses reflect other-than-temporary impairments attributable to credit losses on impaired securities that relate exclusively to investments in securitized mortgages not guaranteed by U.S. government agencies.

Other Revenues and Expenses

The following table sets forth other revenues and expenses for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Other income (expense)	$2,797	$2,503
Operating expenses not allocated to segments	(18,519)	(19,080)
Net foreign currency exchange (losses) gains	255	592
Interest expense	(14,363)	(14,341)
Other revenues (expenses)	$(29,830)	$(30,326)

Other income includes changes in the fair value of our reinsurance deposit assets of $3.1 million and $2.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Operating expenses not allocated to underwriting segments were $18.5 million and $19.1 million for the nine months ended September 30, 2014 and 2013, respectively.  The decrease was primarily due to lower performance based compensation accruals, partially offset by higher professional fees in 2014 as compared with the same period in 2013.

Interest expense was $14.4 million and $14.3 million for the nine months ended September 30, 2014 and 2013, respectively, and related to our $250.0 million of debt obligations.

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

Income tax expense was $9.6 million and $24.3 million for the nine months ended September 30, 2014 and 2013, respectively.  Our effective tax rate was 6.9% and 12.2% for the nine months ended September 30, 2014 and 2013, respectively.

Pre-tax income was $103.6 million and $35.1 million in our Bermuda and U.S. companies, respectively, for the nine months ended September 30, 2014.  Pre-tax income was $120.2 million and $78.8 million in our Bermuda and U.S. companies, respectively, for the nine months ended September 30, 2013.

Financial Condition

The following discussion of financial condition, liquidity and capital resources as of September 30, 2014 focuses only on material changes from December 31, 2013.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition”, in our 2013 Form 10‑K.

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

Generally, our collateral requirements are satisfied as follows:

•
Letters of credit issued by financial institutions.  See “Sources of Liquidity – Credit Facilities” below for additional information on our credit facilities, letters of credit issued and the collateral required by us under these facilities as of September 30, 2014;

•	Pledged assets or trust accounts. As of September 30, 2014, investments of $5.7 million were pledged to U.S. regulatory authorities and investments of $56.9 million and cash and cash equivalents of $12.4 million were pledged to collateralize obligations under various reinsurance contracts; and

•	Funds held by ceding companies.

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

Sources of Liquidity

Platinum Holdings and Platinum Finance’s sources of liquidity include cash and cash equivalents, liquid investments, potential borrowings from our syndicated credit facility, the potential issuance of securities, and dividends and other distributions from subsidiaries.  Our reinsurance subsidiaries’ sources of liquidity consist primarily of cash and cash equivalents, inflows of premiums, investment income, proceeds from the sales, maturities and paydowns of investments, capital contributions or potential borrowings from Platinum Holdings and Platinum Finance and potential borrowings from our syndicated credit facility.

As of September 30, 2014, we had consolidated cash and cash equivalents of $1.3 billion, including $121.4 million at Platinum Holdings and $180.9 million at Platinum Finance.  We expect that Platinum Holdings’ and Platinum Finance’s liquidity needs for the next twelve months will be met by our cash and cash equivalents and available dividend capacity from our subsidiaries.  We expect that our reinsurance subsidiaries’ liquidity needs for the next twelve months will be met by our cash and cash equivalents, inflows of premiums, investment income and proceeds from the sales, maturities and paydowns of investments.

Cash Flows

The following table summarizes the cash provided by or used in our operating, investing and financing activities and the effect of foreign currency exchange rate changes on cash and cash equivalents for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(14,429)	$(14,098)
Net cash provided by investing activities	115,327	161,414
Net cash used in financing activities	(221,464)	(294,561)
Effect of foreign currency exchange rate changes	(4,703)	(7,745)
Net decrease in cash and cash equivalents	(125,269)	(154,990)
Cash and cash equivalents at beginning of period	1,464,418	1,720,395
Cash and cash equivalents at end of period	$1,339,149	$1,565,405

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

Investing Activities

Net cash provided by investing activities decreased primarily as a result of a reduction in sales of fixed maturity available-for-sale securities for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.  Proceeds from sales of fixed maturity available-for-sale securities were $70.9 million and $203.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Financing Activities

Net cash used in financing activities primarily related to repurchases of common shares of $215.7 million and $302.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Investments

As part of our investment strategy, we seek to establish a level of cash and liquid short-term and intermediate-term securities which, including expected cash outflows from our operating activities and cash flows from our investments, we believe to be adequate to meet our foreseeable payment obligations.  The ultimate amount and timing of claim payments could differ materially from our estimates and create significant variations in cash flows from operations between periods, which may require us to make payments from other sources of liquidity, such as sales of investments, borrowings from our syndicated credit facility or proceeds from capital market transactions.  If we need to sell investments to meet liquidity requirements, the sale of such investments may be at a material gain or loss.  As of September 30, 2014, our investment portfolio consisted primarily of diversified, high quality, predominantly investment-grade fixed maturity securities.

Our investable assets consist of investments, cash and cash equivalents, accrued investment income and net balances due from brokers.  Our investable assets credit quality is primarily measured by Moody’s.  If a particular security did not have a Moody’s rating then a rating, generally from S&P, was converted to a Moody’s equivalent rating. The following table sets forth our investment portfolio information as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Investable Assets	$3.3 billion	$3.5 billion
Credit Quality	Aa2	Aa2
Book Yield	2.1%	2.1%
Duration	2.5 yrs	2.6 yrs

The following table summarizes the fair value and unrealized gains or losses of our investments and cash and cash equivalents as of September 30, 2014 and December 31, 2013 ($ in thousands):

	September 30, 2014		December 31, 2013
	Fair Value	Net Unrealized Gain (Loss)	Fair Value	Net Unrealized Gain (Loss)
Fixed maturity available-for-sale securities:
U.S. Government	$49,574	$165	$4,765	$204
U.S. Government agencies	79,864	1,253	51,122	(725)
Municipal bonds	1,237,126	83,766	1,269,247	48,378
Non-U.S. governments	25,108	111	40,514	541
Corporate bonds	213,219	7,425	227,235	3,140
Commercial mortgage-backed securities	63,735	3,629	77,491	4,850
Residential mortgage-backed securities	130,942	1,517	169,965	266
Asset-backed securities	19,288	3,112	17,531	1,328
Total fixed maturity available-for-sale securities	1,818,856	100,978	1,857,870	57,982
Fixed maturity trading securities:
Non-U.S. governments	95,155	n/a	103,395	n/a
Total fixed maturity trading securities	95,155	n/a	103,395	n/a
Short-term investments:
Trading	26,269	n/a	66,679	n/a
Total short-term investments	26,269	n/a	66,679	n/a
Total investments	1,940,280	100,978	2,027,944	57,982
Cash and cash equivalents	1,339,149	-	1,464,418	-
Total investments and cash and cash equivalents	$3,279,429	$100,978	$3,492,362	$57,982

See Note 3 to the “Consolidated Financial Statements” in this Form 10-Q for discussion of the fair value measurements of our financial assets and liabilities.

Non-U.S. Governments

Our non-U.S. government bond portfolio consists of securities issued by governments, provinces, agencies and supranationals.

The following table provides additional detail on the fair value and amortized cost of our portfolio of non-U.S. government fixed maturity available-for-sale securities, fixed maturity trading securities and short-term investments converted to U.S. dollars as of September 30, 2014 ($ in thousands):

	Fair Value
Non-U.S. government portfolio	Basic Monetary Unit	Other Non-U.S. Dollar	U.S. Dollar	Total	Amortized Cost
Germany	$36,580	$-	$-	$36,580	$35,097
Netherlands	-	1,475	-	1,475	1,455
Eurozone governments	36,580	1,475	-	38,055	36,552
United Kingdom	52,280	-	-	52,280	50,478
Sweden	-	-	20,074	20,074	20,000
New Zealand	17,509	-	-	17,509	17,509
Australia	11,747	-	-	11,747	11,632
Norway	-	-	5,034	5,034	4,998
Luxembourg	-	1,833	-	1,833	1,770
Other non-U.S. governments	81,536	1,833	25,108	108,477	106,387
Total non-U.S. governments	$118,116	$3,308	$25,108	$146,532	$142,939

In addition to the investments noted above, we held non-U.S. dollar denominated cash and cash equivalents of $85.3 million as of September 30, 2014.  Non-U.S. dollar investments and cash and cash equivalents are generally held for the purpose of hedging our net non-U.S. dollar denominated reinsurance liabilities.

Net Unrealized Gain (Loss)

The following table provides additional information on the fair values, net unrealized gains and losses and credit quality of our fixed maturity available-for-sale securities as of September 30, 2014 ($ in thousands):

	Fair Value	Net Unrealized Gain (Loss)	Credit Quality
U.S. Government	$49,574	$165	Aaa
U.S. Government agencies	79,864	1,253	Aaa
Municipal bonds:
State general obligation bonds	875,231	62,414	Aa2
Essential service bonds	176,717	9,766	A1
State income tax and sales tax bonds	71,242	6,745	Aa2
Other municipal bonds	59,097	2,652	Aa2
Pre-refunded bonds	54,839	2,189	Aa2
Subtotal	1,237,126	83,766	Aa2
Non-U.S. governments	25,108	111	Aa1
Corporate bonds:
Industrial	139,453	4,252	Baa2
Utilities	57,746	2,088	A3
Insurance	16,020	1,085	Baa2
Subtotal	213,219	7,425	Baa1
Commercial mortgage-backed securities	63,735	3,629	A1
Residential mortgage-backed securities:
U.S. Government agency residential mortgage-backed securities	115,461	986	Aaa
Non-agency residential mortgage-backed securities	15,481	531	Caa2
Subtotal	130,942	1,517	Aa2
Asset-backed securities:
Asset-backed securities	13,575	(25)	Aaa
Sub-prime asset-backed securities	5,713	3,137	C
Subtotal	19,288	3,112	A3
Total fixed maturity available-for-sale securities	$1,818,856	$100,978	Aa3

As of September 30, 2014, there were approximately $13.2 million and $4.6 million of municipal bonds for which ratings of “Aa” and “A”, respectively, included the benefit of guarantees from third-party insurers that would otherwise be rated as “A” and “Baa”, respectively, without the existence of such guarantees.

The net unrealized gain position of our municipal bond and corporate bond portfolios was $83.8 million and $7.4 million, respectively, as of September 30, 2014 as compared with $48.4 million and $3.1 million, respectively, as of December 31, 2013.  The increases in the net unrealized gain position in our municipal bond and corporate bond portfolios were the result of a decrease in interest rates and a tightening of credit spreads.  We analyze the creditworthiness of our municipal bond and corporate bond portfolios by reviewing various performance metrics of the issuer, including financial condition, credit ratings and other public information.

The net unrealized gain position of our CMBS portfolio was $3.6 million as of September 30, 2014 as compared with $4.9 million as of December 31, 2013.  We analyze our CMBS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include delinquencies, defaults, foreclosures, debt-service-coverage ratios and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.  Our portfolio consists primarily of senior tranches of CMBS with high credit ratings and strong credit support.

The net unrealized gain position of our residential mortgage-back securities (“RMBS”) portfolio was $1.5 million and $0.3 million as of September 30, 2014 and December 31, 2013, respectively.  Asset-backed securities (“ABS”) include securities with underlying sub-prime mortgages as collateral.  The net unrealized gain position of our ABS portfolio was $3.1 million and $1.3 million as of September 30, 2014 and December 31, 2013, respectively.   We analyze our non-agency RMBS and sub-prime ABS on a periodic basis using default loss models based on the performance of the underlying loans.  Performance metrics include, but are not limited to, delinquencies, defaults, foreclosures, prepayment speeds and cumulative losses incurred.  The expected losses for a mortgage pool are compared with the current level of credit support, which generally represents the point at which our security would experience losses.  We evaluate projected cash flows as well as other factors in order to determine if a credit impairment has occurred.

We believe that the gross unrealized losses in our fixed maturity available-for-sale securities portfolio of $2.9 million represent temporary declines in fair value.  We believe that the unrealized losses are not necessarily predictive of ultimate performance and that the provisions we have made for net impairment losses are adequate.  However, economic conditions may deteriorate more than expected and may adversely affect the expected cash flows of our securities, which in turn may lead to impairment losses being recorded in future periods.  Conversely, economic conditions may improve more than expected and favorably increase the expected cash flows of our impaired securities, which would be earned through net investment income over the remaining life of the security.

Maturities

The following table sets forth the amortized cost and fair value of our fixed maturity available-for-sale and trading securities by stated maturity as of September 30, 2014 ($ in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$173,778	$175,895
Due from one to five years	431,638	452,325
Due from five to ten years	610,477	642,058
Due in ten or more years	387,949	429,768
Mortgage-backed and asset-backed securities	205,707	213,965
Total	$1,809,549	$1,914,011

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

Platinum Bermuda has an uncommitted LOC facility of $125.0 million available for the issuance of LOC to support reinsurance obligations of Platinum Bermuda. There was $15.9 million committed under this facility as of September 30, 2014. Platinum Holdings has unconditionally guaranteed the obligations of Platinum Bermuda under this facility.

We had no borrowings under the Syndicated Credit Facility during the nine months ended September 30, 2014 and the year ended December 31, 2013.  The following table summarizes the outstanding LOC as of September 30, 2014 ($ in thousands):

	Credit Capacity	Letters of Credit Issued (1)	Credit Capacity Remaining
Syndicated Credit Facility	$300,000	$77,642	$222,358
Other LOC Facilities	375,000	36,570	338,430
Total	$675,000	$114,212	$560,788

(1)	Cash and cash equivalents of $141.7 million were held to collateralize LOC issued as of September 30, 2014.

The credit capacity of $675.0 million consists of $415.9 million of committed capacity and $259.1 million of uncommitted capacity.  The Company also has the ability to increase the Syndicated Credit Facility and other LOC facilities by up to $175.0 million subject to agreement with the lenders.

As of September 30, 2014, we were in compliance with all of the covenants under our credit facilities.

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

The following table summarizes the available dividend capacity of our reinsurance subsidiaries ($ in thousands):

	2014	For the Nine Months Ended September 30, 2014	September 30, 2014
	Dividend Capacity	Paid	Remaining
Platinum Bermuda	$264,320	$264,000	$320
Platinum US	25,572	-	25,572
Total	$289,892	$264,000	$25,892

In addition, Platinum Bermuda and Platinum US may pay dividends above the remaining capacity upon appropriate filings or notifications to their respective regulators.

There are no regulatory restrictions on retained earnings available for the payment of dividends by Platinum Finance or by Platinum Regency.

Capital Resources

As of September 30, 2014, our capital resources of $1.9 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  As of December 31, 2013, our capital resources of $2.0 billion consisted of $1.7 billion of common shareholders’ equity and $250.0 million of debt obligations.  The decrease in capital of $50.1 million during the nine months ended September 30, 2014 was primarily attributable to repurchases of common shares of $215.7 million partially offset by net income of $129.0 million and the increase in net unrealized gains, net of tax, of $39.4 million.

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

During the three months ended September 30, 2014, in accordance with the share repurchase program, we repurchased 1,704,594 of our common shares in the open market for an aggregate cost of $104.9 million at a weighted average cost including commissions of $61.55 per share.  During the nine months ended September 30, 2014 we repurchased 3,558,690 of our common shares in the open market for an aggregate cost of $215.7 million at a weighted average cost including commissions of $60.61 per share.  The shares we repurchased were canceled.

As of September 30, 2014, we had $110.1 million remaining under the share repurchase program.

Our Board of Directors has also authorized the repurchase of up to $250.0 million of our outstanding Series B 7.5% Notes due June 1, 2017, issued by Platinum Finance, in open market purchases, privately negotiated transactions or otherwise.  As of September 30, 2014, we had not repurchased any of our Series B 7.5% Notes.

The timing and amount, if any, of repurchase transactions depend on a variety of factors, including prevailing market conditions, our liquidity requirements, contractual restrictions, corporate and regulatory considerations and other factors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined for purposes of the U.S. Securities and Exchange Commission (“SEC”) rules, which are not accounted for or disclosed in the consolidated financial statements as of September 30, 2014.

Contractual Obligations

There have been no material changes outside of the ordinary course of business to our contractual obligations as disclosed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Contractual Obligations”, in our  2013 Form 10‑K.

Recently Issued Accounting Standards

None.

Note On Forward-Looking Statements

This Form 10‑Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements are based on our current plans or expectations that are inherently subject to significant business, economic and competitive uncertainties and contingencies.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.  In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements.

The inclusion of forward-looking statements in this Form 10‑Q should not be considered as a representation by us or any other person that our current plans or expectations will be achieved.  Numerous factors could cause our actual results to differ materially from those in forward-looking statements, including the following:

•	the occurrence of severe catastrophic events;

•	the effectiveness of our loss limitation methods and pricing models;

•	the adequacy of our ceding companies’ ability to assess the risks they underwrite;

•	the adequacy of our estimated liability for unpaid losses and loss adjustment expenses;

•	the effects of emerging claim and coverage issues on our business;

•	our ability to maintain our A.M. Best and S&P financial strength ratings;

•	our ability to raise capital on acceptable terms if necessary;

•	our exposure to credit loss from counterparties in the normal course of business;

•	the availability and cost of collateral arrangements in order to provide reinsurance;

•	the effect on our business of the cyclicality of the property and casualty reinsurance business;

•	the effect on our business of the highly competitive nature of the property and casualty reinsurance industry, including the effect of new entrants to the industry;

•	losses that we could face from terrorism, political unrest and war;

•	our dependence on the business provided to us by reinsurance brokers and our exposure to credit risk associated with our brokers during the premium and loss settlement process;

•	the availability of retrocessional reinsurance on acceptable terms;

•	foreign currency exchange rate fluctuations;

•	our ability to maintain and enhance effective operating procedures and internal controls over financial reporting;

•	our need to make many estimates and judgments in the preparation of our financial statements;

•	the limitations placed on our financial and operational flexibility by the representations, warranties and covenants in our debt and credit facilities;

•	our ability to retain key executives and attract and retain additional qualified personnel in the future;

•	the effect of technology breaches or failures on our business;

•	the performance of our investment portfolio;

•	the effects of changes in market interest rates on our investment portfolio;

•	the concentration of our investment portfolio in any particular industry, asset class or geographic region;

•	the effects that the imposition of U.S. corporate income tax would have on Platinum Holdings and its non-U.S. subsidiaries;

•	the risk that U.S. persons who hold our shares will be subject to adverse U.S. federal income tax consequences under certain circumstances;

•	the risk that U.S. persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on all or a portion of their gains, if any;

•	the risk that holders of 10% or more of our shares may be subject to U.S. income taxation under the “controlled foreign corporation” rules;

•	the effect of changes in U.S. federal income tax law on an investment in our shares;

•	the possibility that we may become subject to taxes in Bermuda;

•	the effect of income, premium or other taxes on Platinum Underwriters Holdings, Ltd. or its subsidiaries by other jurisdictions;

•	the effect on our business of potential changes in the regulatory system under which we operate;

•	the impact of regulatory regimes and changes to accounting rules on our financial results, irrespective of business operations;

•	the uncertain impact on our business of the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010;

•	the non-compliance with laws, regulations and taxation on transactions with international counter-parties;

•	the dependence of the cash flows of Platinum Holdings on dividends, interest and other permissible payments from its subsidiaries to meet its obligations, and the fact that these dividends and other payments are often limited in amount by applicable law;

•	the risk that our shareholders may have greater difficulty in protecting their interests than would shareholders of a U.S. corporation; and

•	limitations on the ownership, transfer and voting rights of our common shares.

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

Interest Rate Risk

The following table shows the aggregate hypothetical impact on the market value of our fixed maturity securities portfolio as of September 30, 2014, resulting from an immediate parallel shift in interest rates ($ in thousands):

	Interest Rate Shift in Basis Points
	- 100 bp	- 50 bp	Current	+ 50 bp		+ 100 bp
Total fair value	$2,000,738	$1,956,595	$1,914,011	$1,872,986		$1,833,521
Percent change in fair value	4.5%	2.2%	0.0%	(2.1%	)	(4.2%	)
Resulting net appreciation (depreciation)	$86,727	$42,584	$-	$(41,025)		$(80,490)

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended September 30, 2014 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our common shares during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1, 2014 - July 31, 2014	362,611	$61.43	362,611	$192,719,626
August 1, 2014 - August 31, 2014	900,918	61.09	900,918	137,680,486
September 1, 2014 - September 30, 2014	441,065	62.60	441,065	110,070,605
Total	1,704,594	$61.55	1,704,594	$110,070,605

(1)	Including commissions.

(2)	Our Board of Directors established a program authorizing the repurchase of our common shares. Since the program was established, our Board of Directors has approved increases in the repurchase program from time to time, most recently on April 22, 2014, to result in authority as of such date to repurchase up to a total of $250.0 million of our common shares.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amended and Restated 2010 Share Incentive Plan (1)
10.2	Amended and Restated Change in Control Severance Plan (1)
14.1	Code of Business Conduct and Ethics (1)
31.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Michael D. Price, Chief Executive Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Allan C. Decleir, Chief Financial Officer of Platinum Holdings, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited), (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (unaudited), (iv) the Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2014 and 2013 (unaudited), (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited), and (vi) the Notes to the Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013 (unaudited).

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLATINUM UNDERWRITERS HOLDINGS, LTD.

Date: October 22, 2014	/s/ Michael D. Price
By: Michael D. Price
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 22, 2014	/s/ Allan C. Decleir
By: Allan C. Decleir
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)